Form 10QSB
period 2005-06-30
StrikeForce Technologies Inc.
filed 2005-08-22
CIK 1285543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                         FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ________________________________

                         STRIKEFORCE TECHNOLOGIES, INC.
                         -------------------------------
                 (Name of small business issuer in its charter)

             NEW JERSEY                               22-3827597
            -----------                              ------------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

                     1090 King Georges Post Road, Suite 108
                     --------------------------------------
                                Edison, NJ 08837
                                ----------------
                    (Address of principal executive offices)

                    Issuer's telephone Number: (732) 661-9641
                                               --------------

                                 WITH COPIES TO:

                            Richard A. Friedman, Esq.
                       Sichenzia Ross Friedman Ference LLP
                           1065 Avenue of the Americas
                            New York, New York 10018
                                 (212) 930-9700
                               Fax: (212) 930-9725

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 2005, the issuer had 17,438,855 outstanding shares of Common Stock.

     Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                                                                       Page
                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements
                Consolidated Balance Sheets...........................................................................   2
                Consolidated Statement of Operations..................................................................   3
                Consolidated of Statement of Stockholders' Equity.....................................................   4
                Consolidated Statements of Cash Flows.................................................................   5
                Notes to Consolidated Financial Statements............................................................   6

Item 2.       Management's Discussion and Analysis or Plan of Operation...............................................  29

Item 3.       Controls and Procedures.................................................................................  39

                         PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.......................................................................................  40

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.............................................  40

Item 3.       Defaults Upon Senior Securities.........................................................................  40

Item 4.       Submission of Matters to a Vote of Security Holders.....................................................  40

Item 5.       Other Information.......................................................................................  40

Item 6.       Exhibits ...............................................................................................  40

SIGNATURES............................................................................................................  42

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         STRIKEFORCE TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 and 2004
                                   (UNAUDITED)

                                                                                     Page Number
                                                                                     -----------

Financial Statements

Balance sheet at June 30, 2005 and December 31, 2004 (Audited)                           2

Statement of operations for the three and six months ended June 30, 2005 and 2004        3

Statement of stockholders' equity for the six months ended
June 30, 2005                                                                            4

Statement of cash flows for the six months ended June 30, 2005 and 2004                  5

Notes to financial statements                                                          6 - 28

                        STRIKEFORCE TECHNOLOGIES, INC.
                                 BALANCE SHEET

                                     ASSETS

                                                                                              June 30,               December 31,
                                                                                                2005                     2004
                                                                                             (Unaudited)              (Audited)
                                                                                          -------------------    -------------------
Current Assets:
    Cash and cash equivalents                                                             $          153,027     $          103,745
    Accounts receivable, net                                                                           6,402                 12,698
    Prepaid expenses                                                                                 804,363                574,839
                                                                                          -------------------    -------------------
      Total current assets                                                                           963,792                691,282

Property and equipment, net                                                                           50,794                 33,706
Long-term portion of deferred financing costs                                                        170,300                 79,861
Long-term portion of deferred royalties                                                            3,369,539              2,798,792
Intangible assets, net                                                                                11,614                 13,852
Security deposit                                                                                       8,684                  8,684
Other assets                                                                                           1,000                      -
                                                                                          -------------------   -------------------
Total Assets                                                                              $        4,575,723     $        3,626,177
                                                                                          ===================    ===================
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Convertible notes payable                                                             $          158,000     $          500,000
    Convertible notes payable - related parties                                                      247,500                247,500
    Notes payable - related parties                                                                  193,200                203,700
    Capital leases payable                                                                            23,774                 23,046
    Accounts payable                                                                                 109,219                121,731
    Accrued expenses                                                                                  86,312                134,057
    Payroll taxes payable                                                                             53,180                 52,930
    Due to related party                                                                              17,500                      -
    Due to employees                                                                                   2,576                  3,993
                                                                                          -------------------    -------------------
      Total current liabilities                                                                      891,261              1,286,957
                                                                                          -------------------    -------------------
Secured convertible notes payable                                                                  1,774,867                      -
Convertible notes payable                                                                            245,009                      -
Long-term portion of capital leases payable                                                           39,366                 50,780
                                                                                          -------------------    -------------------
      Total Liabilities                                                                            2,950,503              1,337,737
                                                                                          -------------------    -------------------
Commitments and contingencies

Stockholders' Equity

   Preferred stock, par value $0.10 - 10,000,000 shares authorized,
   -0- issued and outstanding                                                                              -                      -
   Common stock, par value $0.0001 - 100,000,000 shares
   authorized, 17,438,855 issued and outstanding                                                       1,744                  1,716
   Additional paid-in capital                                                                      7,794,150              6,290,961
   Accumulated deficit                                                                            (6,170,674)            (4,004,237)
                                                                                          -------------------    -------------------
     Total Stockholders' Equity                                                                    1,625,220              2,288,440
                                                                                          -------------------    -------------------
Total Liabilities and Stockholders' Equity                                                $        4,575,723     $        3,626,177
                                                                                          ===================    ===================
                     See notes to the financial statements.

                                       2

                         STRIKEFORCE TECHNOLOGIES, INC.
                            STATEMENT OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                  (UNAUDITED)

                                                                      For the three months                For the six months
                                                                           ended June 30,                    ended June 30,
                                                                       2005             2004             2005              2004
                                                                ----------------  ---------------  ---------------  ----------------
Revenues                                                        $         3,724   $       23,960   $       11,753   $        28,093

Cost of sales                                                             1,885                -            4,256                 -
                                                                ----------------  ---------------  ---------------  ----------------

Gross profit                                                              1,839           23,960            7,497            28,093
                                                                ----------------  ---------------  ---------------  ----------------
Operating expenses:
  Selling, general and administrative expenses                        1,065,342        1,254,558        1,847,256         1,495,927
  Research and development                                               70,365           29,657          174,464            72,311
                                                                ----------------  ---------------  ---------------  ----------------
    Total operating expenses                                          1,135,707        1,284,215        2,021,720         1,568,238
                                                                ----------------  ---------------  ---------------  ----------------
Loss from operations before other expense                            (1,133,868)      (1,260,255)      (2,014,223)       (1,540,145)
                                                                ----------------  ---------------  ---------------  ----------------
Other expense:
  Interest and financing expense                                        100,203           17,471          152,214            29,634
                                                                ----------------  ---------------  ---------------  ----------------
    Total other expense                                                 100,203           17,471          152,214            29,634
                                                                ----------------  ---------------  ---------------  ----------------
Net loss                                                        $    (1,234,071)  $   (1,277,726)  $   (2,166,437)  $    (1,569,779)
                                                                ================  ===============  ===============  ================
Basic and diluted loss per common share                         $         (0.07)  $        (0.09)  $        (0.13)  $         (0.11)
                                                                ================  ===============  ===============  ================
Weighted average number of common shares outstanding                 17,394,350       14,829,843       17,324,969        14,267,426
                                                                ================  ===============  ===============  ================

                     See notes to the financial statements.

                         STRIKEFORCE TECHNOLOGIES, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005
                                  (UNAUDITED)


                                                              Common Stock             Additional                         Total
                                                        ---------------------------      Paid-in       Accumulated     Stockholders'
                                             Date          Shares          Amount        Capital         Deficit          Equity
                                           ---------    ------------    -----------   -------------   -------------   --------------
Balance at December 31, 2004                             17,160,313     $    1,716    $  6,290,961    $ (4,004,237)   $   2,288,440

Sale of shares for cash                     Jan-05           95,209             10          68,540               -           68,550

Beneficial conversion value
of secured debenture                        Jan-05                -              -         125,000               -          125,000

Issuance of shares for consulting
services                                    Mar-05           33,333              3          29,996               -           30,000

Revaluation of stock options granted
for future royalties                        Mar-05                -              -         954,175               -          954,175

Shares issued for financing expense
related to secured debentures               Apr-05          150,000             15         134,985               -          135,000

Beneficial conversion value of secured
debenture                                   Apr-05                -              -          93,750               -           93,750

Beneficial conversion value of secured
debenture                                   May-05                -              -          93,750               -           93,750

Net effect of beneficial conversion value
of consolidation and newly issued secured
debenture                                   Jun-05                -              -          37,469               -           37,469

Revaluation of stock options granted for
future royalties                            Jun-05                -              -         (34,476)              -          (34,476)

Net loss                                                          -              -              -       (2,166,437)      (2,166,437)
                                                        ------------   ------------   -------------   -------------     ------------
Balance at June 30, 2005                                 17,438,855    $     1,744    $  7,794,150    $ (6,170,674)     $ 1,625,220
                                                        ============   ============   =============   =============     ============

                     See notes to the financial statements.

                         STRIKEFORCE TECHNOLOGIES, INC
                            STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                  (UNAUDITED)

                                                                                          2005                      2004
                                                                                  --------------------      --------------------
Cash flows from operating activities:
  Net loss                                                                        $        (2,166,437)      $        (1,569,779)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
       Depreciation and amortization                                                           12,874                     9,652
       Amortization of deferred financing costs                                                79,336                     5,139
       Consulting expense through issuance of common stock and stock options                  119,500                   759,200
       Financing expense paid through issuance of common stock                                135,000                         -
       Royalty expense paid through issuance of stock options                                 243,844                         -
  Changes in assets and liabilities affecting operations:
   Accounts receivable, net                                                                     6,296                    (8,478)
   Prepaid expenses                                                                              (722)                   (6,309)
   Other assets                                                                                (1,000)                    3,000
   Accounts payable                                                                           (12,513)                  (53,400)
   Accrued expenses                                                                            (5,369)                  (28,180)
   Payroll taxes payable                                                                          250                    41,287
   Due to factor                                                                                    -                    (3,969)
   Due to related party                                                                             -                    12,000
   Due to employees                                                                            (1,417)                      632
                                                                                  --------------------      --------------------
Net cash used in operating activities                                                      (1,590,358)                 (839,205)
                                                                                  --------------------      --------------------

Cash flows from investing activities:
    Investment in website                                                                           -                    (2,100)
    Purchases of property and equipment                                                       (27,724)                   (1,909)
                                                                                  --------------------      --------------------
Net cash used in investing activities                                                         (27,724)                   (4,009)
                                                                                  --------------------      --------------------
Cash flows from financing activities:
   Proceeds from sale of common stock                                                          68,550                   643,797
   Proceeds from convertible notes payable                                                  1,620,000                         -
   Proceeds from convertible notes payable - related parties                                        -                   185,000
   Proceeds from notes payable - related parties                                                    -                   120,000
   Payments on convertible notes payable - related parties                                          -                   (20,000)
   Payments on notes payable - related parties                                                (10,500)                   (6,000)
   Payments on note payable                                                                         -                    (2,000)
   Principal payments for capital leases                                                      (10,686)                   (7,454)
                                                                                  --------------------      --------------------
Net cash provided by financing activities                                                   1,667,364                   913,343
                                                                                  --------------------      --------------------
Net increase in cash                                                                           49,282                    70,129

Cash, beginning of period                                                                     103,745                     4,285
                                                                                  --------------------      --------------------
Cash, end of period                                                               $           153,027       $            74,414
                                                                                  ====================      ====================
Supplemental disclosure of cash flow information:
    Interest expense                                                              $            19,251       $            12,936
                                                                                  ====================      ====================
    Income taxes                                                                  $                 -       $                 -
                                                                                  ====================      ====================
Supplemental schedule of non-cash activities:
    Deferred financing cost related to beneficial conversion
      value of secured debenture                                                  $           349,969       $                 -
                                                                                  ====================      ====================
    Revaluation of stock options issued for prepaid royalties                     $           919,698       $                 -
                                                                                  ====================      ====================
    Consulting services for convertible note                                      $            33,000       $                 -
                                                                                  ====================      ====================
    Accrued interest converted into convertible note                              $            24,876       $                 -
                                                                                  ====================      ====================
    Warrants issued in connection with convertible notes                          $                 -       $             1,709
                                                                                  ====================      ====================
    Capital contributions for services                                            $                 -       $            36,000
                                                                                  ====================      ====================

                     See notes to the financial statements.

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 and 2004
                                   (UNAUDITED)


NOTE 1 -  NATURE OF OPERATIONS

          StrikeForce Technical Services Corporation was incorporated in the state of New Jersey, in August 2001. On September 3, 2004, the shareholders approved an amendment to the Certificate of Incorporation to change the name from StrikeForce Technical Services Corporation to StrikeForce Technologies, Inc. (the "Company"). Prior to December 2002, the Company was a reseller of computer hardware, software products, and telecommunications equipment and services. In December 2002, the Company purchased intangible technology, as described in
          Note 15 (Asset Purchase Agreement), which upon the consummation changed the direction of the Company's business. The Company is a software development and services company. The Company owns and is seeking to commercially exploit various identification protection software products that were developed to protect computer networks from unauthorized access and to protect network owners and users from identity theft. The Company is seeking to develop a market for a suite of products in the areas of eCommerce, corporate and government. The Company's products are the subject of various pending patent applications. The Company's operations are based in Edison, NJ.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a)   Interim period
          --------------

          The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-QSB and Items 303 and 310(B) of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2005 and the results of the operations for the three and six months ended June 30, 2005, changes in stockholders' deficiency and cash flows for the six months ended June 30, 2005. The results for the three and six months ended June 30, 2005, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2005.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations.

          These unaudited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2004 as included in the Company's report on amended Form SB-2 filed on May 11, 2005.

     b)   Cash and cash equivalents
          --------------------------

          The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash and cash equivalents. The Company maintains balances in accounts, which at times, may exceed Federal Deposit Insurance Corporation insured limits. The Company believes that such risk is minimal based on the reputation of the financial institution.

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 and 2004
                                   (UNAUDITED)


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (cont'd)

     c)   Accounts receivable
          -------------------

          Accounts receivable are recorded at the outstanding amounts net of each respective allowance for doubtful accounts. The Company utilizes the allowance method for recognizing the collectibility of its accounts receivables. The allowance method recognizes bad debt expense based on review of the individual accounts outstanding as well as the surrounding facts.

     d)   Property and equipment
          ----------------------

          Property  and  equipment  is  recorded  at  cost.   Depreciation   and
          amortization of property and equipment is provided for by the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives of furniture and fixtures are seven years, and office equipment and machinery and equipment are five years. Computer equipment and software are depreciated over three years.

     e)   Long-lived assets
          -----------------

          Reviews are regularly performed to determine whether facts and circumstances exist which indicate that the carrying amount of assets may not be recoverable or the useful life is shorter than originally estimated. The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives.

     f)   Income taxes
          ------------

          The Company accounts for income taxes in accordance with the "liability method" of accounting for income taxes. Accordingly, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods' taxable income for federal and state income tax reporting purposes.

     g)   Revenue recognition
          -------------------

          The Company's revenues are derived principally from the sale and installation of its various identification protection software products and related hardware and services. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, that the product has been shipped or the services have been provided to the customer that the sales price is fixed or determinable and, collectibility is reasonably assured. The Company reduces revenue for estimated customer returns. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue:

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 and 2004
                                   (UNAUDITED)


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (cont'd)

     g)   Revenue recognition - (cont'd)
          ------------------------------

          Hardware - Revenue from hardware sales is recognized when the product is shipped to the customer and there are either no unfulfilled company obligations or any obligations that will not affect the customer's final acceptance of the arrangement. Any cost of these obligations is accrued when the corresponding revenue is recognized. For the six months ended June 30, 2005 and 2004, total hardware revenues for products shipped or delivered were $829 (which was 7% total revenues) and $7,300 (which was 26% total revenues), respectively.

          Software - Revenue from delivered elements of one-time charge licensed software is recognized at the inception of the license term, provided the Company has vendor-specific objective evidence of the fair value of each delivered element. Revenue is deferred for undelivered elements. The Company recognizes revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured. Delivery generally occurs when the product is delivered to a common carrier. The Company assesses collection based on a number of factors,
          including  past   transaction   history  with  the  customer  and  the
          creditworthiness of the customer. The Company does not request collateral from customers. If the Company determines that collection of a fee is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. Revenue from monthly software licenses is recognized on a subscription basis. For the six months ended June 30, 2005 and 2004, total software revenues for software shipped or delivered were $5,500 (which was 47% of total revenues) and $3,950 (which was 14% of total revenues), respectively.

          Services - Revenue from time and service contracts is recognized as the services are provided. The Company offers an Application Service Provider hosted service whereby customer usage transactions are invoiced monthly on a cost per transaction basis. The service is sold via the execution of a Customer Agreement between the Company and the Company's end user. Initial set-up fees are recognized upon completion of service. For the six months ended June 30, 2005 and 2004, total revenues for services provided were $5,424 (which was 46% of total revenues) and $14,495 (which was 52% of total revenues), respectively.

          Revenue from fixed price long-term service contracts is recognized over the contract term based on the percentage of services that are provided during the period compared with the total estimated services to be provided over the entire contract. Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent. Revenue from maintenance is recognized over the contractual period or as the services are performed. Revenue in excess of billings on service contracts is recorded as unbilled receivables and is included in trade accounts receivable. Billings in excess of revenue that is recognized on service contracts are recorded as deferred income until the aforementioned revenue recognition criteria are met.

          Commissions - In 2001 the Company became a reseller of Nextel and XO Communication cellular services. These sales provided both commissions on the sale of Nextel phones and residual commission income from XO Communications beginning in January 2002. For the six months ended June 30, 2005 and 2004, commission income was $0 and $2,348 (which was 8% of total revenues), respectively. The commission revenue varied from month to month, dependent on the utilization of the services by the customer and the terms of their contracts. Effective August 2004, the Company no longer received these

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 and 2004
                                   (UNAUDITED)


NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (cont'd)

     g)   Revenue recognition - (cont'd)
          ------------------------------

          commissions due to the conclusion of the residual terms between the Company and XO Communications, and the Company ceasing to resell Nextel phones. All revenue from commissions was recognized when received.

     h)   Software development costs
          --------------------------

          Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line basis over the product's remaining estimated economic life. To date, all costs have been accounted for as research and development costs and no software development cost has been capitalized. Total research and development costs for the six months ended June 30, 2005 and 2004 were $174,464 and $72,311, respectively.

          Management will evaluate the net realizable value of software costs capitalized by comparing estimated future gross revenues reduced by the estimated future costs of completing, disposing of and maintaining the software. These costs also include the costs of performing maintenance and customer support required by the Company.

     i)   Comprehensive income
          --------------------

          The Company adopted SFAS No. 130, "Accounting for Comprehensive Income." This statement establishes standards for reporting and disclosing of comprehensive income and its components (including revenues, expenses, gains and losses) in full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company had no items or other comprehensive income for the six months ended June 30, 2005 and 2004.

     j)   Stock-based compensation
           ------------------------

          In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 (revised 2004) ("123R") Share Based Payment. Statement 123R supersedes Accounting Principles Board ("APB") Opinion No. 25, and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Company will be considered a small business issuer for which the implementation of 123R is required as of the beginning of the first interim or annual reporting period after December 15, 2005. The Company is required to implement 123R beginning in the fiscal year beginning January 1, 2006. The effect of this pronouncement on the Company cannot be determined at this time.

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 and 2004
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (cont'd)

     j)   Stock-based compensation - (cont'd)
          --------------------------------

          The Company currently accounts for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", as permitted by SFAS No.
          123. Had the Company determined compensation expense based on the fair value at the grant dates for those awards consistent with the method of SFAS No. 123, the Company's net loss per share would have been increased to the following pro forma amounts for the six months ended June 30, 2005 and 2004:


                                                                     2005                 2004
                                                                     ----                 ----
Net loss as reported                                            $    (2,166,437)    $    (1,569,779)
Deduct: total stock based employee compensation
expense determined under fair value based methods
for all award                                                           (85,335)            (80,643)
                                                                ----------------    ----------------
Pro forma net loss                                              $    (2,251,772)    $    (1,650,422)
                                                                ================    ================
Basic and diluted net loss per share as reported                $         (0.13)    $         (0.11)

Pro forma basic and diluted net loss per share                  $         (0.13)    $         (0.12)



The above pro forma disclosure may not be representative of the effects on reported net operations for future years as options vest over three years and the Company may continue to grant options to employees.

The fair market value of each option grant is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                 Dividend yield                                   0.00%
                 Expected volatility                     6.00% - 17.00%
                 Risk-free interest rate                           3-5%
                 Expected life                             5 -10 years

     k)   Loss per common share
          ---------------------

          Loss per common share is computed pursuant to SFAS No. 128, "Earnings Per Share." Basic loss per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt. As of June 30, 2005 and 2004, options and warrants were excluded from the diluted loss per share computation, as their effect would be anti-dilutive.

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 and 2004
                                   (UNAUDITED)


NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (cont'd)

     l)   Use of estimates
          ----------------

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     m)   Fair value disclosure
          ---------------------

          The carrying value for cash, receivables, accounts and notes payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying amounts of the Company's long-term debt also approximate fair values based on current rates for similar debt.

     n)   New accounting pronouncements
          -----------------------------

          In December 2004, the FASB issued Statement No. 123 (revised 2004) ("123R") Accounting for Stock Based Compensation, effective for the interim period beginning after December 15, 2005. Statement 123R supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The effect of this pronouncement on the Company cannot be determined at this time.

          The Company does not believe that any recently issued and adopted, but not yet effective, accounting standards would have a material effect on the accompanying financial statements.

NOTE 3  - GOING CONCERN

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. At June 30, 2005, the Company's accumulated deficit was $6,170,674, its working capital was $72,531 and approximately 95% of its assets consist of prepaid expenses and deferred charges. In addition, the Company had net losses of $2,166,437 for the six months ended June 30, 2005.

          Currently, the Company is aggressively attempting to increase revenues and improve profit margins by implementing a revised sales strategy. In principle, the Company is redirecting its sales focus from direct sales to companies using an internal sales force, to selling through a distribution channel of Value Added Resellers and Original Equipment Manufacturers. The profit margin for this approach is more lucrative than selling direct due to the increase in sales volume. This revised sales approach should increase the Company's sales and revenues in order to mitigate future losses. In addition, management has raised funds through convertible debt instruments and the sale of equity in order to alleviate the working capital deficiency. In December 2004, recognizing the necessity for greater capital requirements, the Company formally began a registration process to bring the Company into the public capital markets. With the commitment to become a publicly traded entity, the Company raised an additional $1,000,000 through two separate Secured Convertible Debentures of $500,000 each executed in December 2004 and January 2005 (see Note 8). Additionally, the Company raised an additional $750,000 through two separate

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 and 2004
                                   (UNAUDITED)

NOTE 3  - GOING CONCERN - (cont'd)

          Secured Convertible Debentures of $375,000 each executed in April 2005 and May 2005 (see Note 8). Through the utilization of the public capital markets, the Company plans to raise the funds necessary to continue, expand and enhance its growth, however, there can be no assurance that this will be able to increase revenues or raise additional capital. The Securities and Exchange Commission declared the Company's registration statement on Form SB-2 effective. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE 4 -  PREPAID EXPENSES

          At June 30, 2005, prepaid expenses consist of the following:

             Short term portion of royalties                                     $         470,168
             Consulting services                                                           111,500
             Short term portion of prepaid financing costs                                 221,860
             Other                                                                             835
                                                                                 ------------------
                          Total                                                  $         804,363
                                                                                 ==================

          Prepaid royalties were derived from an agreement on December 2, 2004 with NetLabs.Com, Inc. (see Note 15). The prepaid royalties are being amortized over the term of the agreement which terminates August 31, 2013. For the six months ended June 30, 2005, $243,843 of royalties was expensed, $470,168 was classified as short-term prepaid royalties and the remainder of $3,369,539 was classified as long-term assets on the balance sheet.

          Consulting services were derived from an agreement in June 2004 with an advisory firm in which the advisor was compensated with stock (see
          Note 15) and in June 2005 with a public relations firm in which the firm was compensated in the form of a convertible note (see Note 9). The consulting costs are valued at $285,000 and are being amortized over the term of the agreements which terminate December 2005 and May 2005, respectively. For the six months ended June 30, 2005, the Company has recorded $89,500 of consulting expense related to this agreement.

          Deferred financing costs of $443,719 were derived from the beneficial conversion value of the debentures entered into with Cornell Capital Partners, LP ("Cornell") and with Highgate House Funds, Ltd.
          ("Highgate") (see Note 8). The deferred financing costs are being amortized over the terms of the debentures. For the six months ended June 30, 2005, $79,366 of financing costs were expensed and at June 30, 2005, $221,860 was classified as short-term prepaid financing costs and $170,300 has been classified as long-term.

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 and 2004
                                   (UNAUDITED)


NOTE 5  - PROPERTY AND EQUIPMENT, NET

          At June 30, 2005, property and equipment, at cost, consist of the following:

                   Computer equipment and software                               $            66,793
                   Furniture and fixtures                                                     10,157
                   Office equipment                                                           15,906
                                                                                 --------------------
                   Total property and equipment                                               92,856
                   Less:  accumulated depreciation                                           (42,062)
                                                                                 --------------------

                   Property and equipment, net                                   $            50,794
                                                                                 ====================

          Depreciation expense for the six months ended June 30, 2005 and 2004 amounted to $19,636 and $8,414, respectively.

NOTE 6 -  INTANGIBLE ASSETS

          At June 30, 2005, intangible assets, consist of the following:

                          Website                                                $            13,426
                          Technology                                                           4,329
                                                                                 --------------------
                          Total intangible assets                                             17,755
                          Less:  accumulated amortization                                     (6,141)
                                                                                 --------------------
                          Intangible assets, net                                 $            11,614
                                                                                 ====================

               Amortization expense for the six months ended June 30, 2005 and 2004 amounted to $2,238 and $1,238, respectively.

NOTE 7  - ACCRUED EXPENSES

          Accrued expenses consist of the following at June 30, 2005:

                          Interest                                               $            58,381
                          Commitment fees                                                     12,500
                          Salaries                                                            15,431
                                                                                 --------------------

                          Total accrued expenses                                 $            86,312
                                                                                 ====================

NOTE 8  - SECURED CONVERTIBLE NOTES PAYABLE

          In December 2004, the Company entered into a Securities Purchase Agreement for the sale of an aggregate of $1,000,000 principal amount of convertible debentures with Cornell. The terms of the Securities Purchase Agreement provide for the first secured convertible debenture of $500,000 to be issued upon signing of the Securities Purchase Agreement and the second secured convertible debenture to be issued with the same terms as the first secured convertible debenture five business days after a registration statement is filed with the SEC. The convertible debentures are due and payable, bearing

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 and 2004
                                   (UNAUDITED)


NOTE 8  - SECURED CONVERTIBLE NOTES PAYABLE  - (cont'd)

          interest at 8% per annum, three years from the date of issuance, unless sooner converted into shares of our common stock. The holder is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of this debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company's common stock at the price per share equal to the lesser of an amount equal to 120% of the initial bid price or an amount equal to 80% of the lowest volume weighted average price of the Company's common stock for the last five trading days immediately preceding the conversion date. If not converted at the holder's option, the entire principal amount and all accrued interest shall be due to the holder on the third year anniversary of the debenture. The Company, at its option, may redeem, with fifteen days advance written notice, a portion or the entire outstanding convertible debenture. The redemption price shall be 110% of the amount redeemed plus accrued interest. The convertible debentures are secured by the assets of the Company and accrued interest payable is due at the end of the term.

          In December 2004, in accordance with the Securities Purchase Agreement, upon signing the Security Purchase Agreement the Company issued an 8% secured convertible debenture in the amount of $500,000 with Cornell.

          In January 2005, the Company executed an 8% secured convertible debenture in the amount of $500,000 with Cornell. The holder is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of this debenture, all or any part of the principal amount of the debenture, plus accrued interest, convertible into shares of the Company's common stock at the price per share equal to the lesser of an amount equal to 120% of the initial bid price or an amount equal to 80% of the lowest volume weighted average price of the Company's common stock for the last five trading days immediately preceding the conversion date. If not converted at the holder's option, the entire principal amount and all accrued interest shall be due to the holder on the third year anniversary of the debenture. The Company, at its option, may redeem, with fifteen days advance written notice, a portion or all outstanding convertible debenture. The redemption price shall be 110% of the amount redeemed plus accrued interest.

          On April 27, 2005, the Company entered into an amended and restated 8% secured convertible debenture with Cornell ("Amended Cornell
          Debenture") in the amount of $1,024,876, which terminated the two $500,000 debentures entered into with Cornell in December 2004 and January 2005. The new debenture entitles Cornell, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of this debenture, all or any part of the principal amount of the debenture, plus accrued interest, convertible into shares of the Company's common stock at the price per share equal to the lesser of (i) the greater of $0.25 or an amount equal to 120% of the initial bid price or (ii) an amount equal to 80% of the lowest volume weighted average price of the Company's common stock for the last five trading days immediately preceding the conversion date. If not converted at Cornell's option, the entire principal amount and all accrued interest shall be due to the Cornell on the second year anniversary of the debenture. The Company, at its option, may redeem, with fifteen days advance written notice, a portion or all outstanding convertible debenture. The redemption shall be 110% of the amount redeemed plus accrued interest remaining for the first six months of the executed debenture and after that time the redemption is 120% of the amount redeemed plus accrued interest remaining.

          On April 27, 2005, the Company entered into a Securities Purchase Agreement with Highgate pursuant to which the Company is to receive $750,000 in exchange for two 7% secured convertible debentures amounting to $750,000 that mature in 2 years, and the issuance of 150,000 shares of the Company's common stock. The Securities Purchase Agreement provides for the execution of funding under two

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 and 2004
                                   (UNAUDITED)

NOTE 8  - SECURED CONVERTIBLE NOTES PAYABLE  - (cont'd)

          secured convertible debentures. The first debenture funding occurred upon the signing of the aforementioned Securities Purchase Agreement and the second debenture and funding occurred upon the filing of the Form SB-2. The Company issued the aforementioned securities to the investor pursuant to Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended (the "Act"), and/or Section 4 (2) of the Act. In addition, the Company has agreed to reserve for issuance an aggregate of 2,000,000 shares of the Company's common stock, which may be adjusted from time to time as agreed upon by the parties, to be issued to the debenture holder upon conversion of accrued interest and liquidated damages into common stock and additional shares of common stock required to be issued to the debenture holder in accordance with the Securities Purchase Agreement. The 2,000,000 shares are not being registered in the Form SB-2. Additionally, in accordance with the Securities Purchase Agreement, the Company is required to maintain in escrow and register with the SEC five times the number of shares of common stock that would be needed to satisfy the full conversion of all such Convertible Debentures outstanding (currently 6,510,000 shares in reserve) and to issue additional shares as needed if the number of shares in escrow becomes less than that required. Further, following a notice of conversion, the investors may sell escrowed shares in the registered distribution before they are actually delivered, but, the investors will not engage in short sales.

          The aforementioned debentures bear interest at a rate of 7% per annum and expire 2 years after the date of issuance. The debentures are convertible into shares of our common stock at a conversion price equal to the lesser of (i) 120% of the average closing bid price for the 5 trading days immediately preceding the closing date; or (ii) 80% of the lowest closing bid price for the 5 trading days immediately preceding the date of conversion. In addition, the Company has the right to redeem the debentures, at any time prior to its maturity, upon 3 business days prior written notice to the holder. The redemption price is equal to 120% of the face amount redeemed plus accrued interest. In the event that the Company redeems the debentures within 180 days after the date of issuance, the redemption price shall be 110% of the face amount redeemed plus accrued interest. Interest expense for the three secured convertible debentures for the six months ended June 30, 2005 was approximately $46,865.

          The Security Agreement contains certain negative covenants that will remain in effect until the repayment obligations pursuant to the convertible debenture have been satisfied. In accordance with the agreement, the Company may not, without Highgate's written consent, directly or indirectly permit to exist any assignment, transfer, pledge, mortgage, security interest or other lien or encumbrance in or against any part of the pledged property, assign, pledge or in any way transfer or encumber Highgate's right to receive any income or other distribution from any part of the pledged property, enter into any sale-leaseback financing respecting any part of the pledged property, materially change our ownership, executive staff or management, including the CEO and CFO; declare or pay any dividend of any kind, in cash or in property, on any class of our capital stock, or make any distribution of any kind in respect thereof, or make any payments in respect of any pension, profit sharing, retirement, stock option, stock bonus, incentive compensation or similar plan, without the prior written consent of Highgate. In addition, the Company may not guarantee or be liable in any manner, whether directly or indirectly, or become contingently liable after the date of the Security Agreement in connection with the indebtedness of any person, except for (i) the indebtedness currently secured by the liens identified on the pledged property and (ii) the endorsement of negotiable instruments payable to us for deposit or collection in the ordinary course of business. Further, the Company may not: make any loan, advance or extension of credit to any person other than in the normal course of our business, and create, incur, or assume any additional indebtedness of any description whatsoever in an aggregate amount in excess of $25,000, excluding trade accounts payable and accrued expenses incurred in the ordinary course of business. In addition, the Company may continue to accept debt and/or convertible debt investments from accredited investors for

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 and 2004
                                   (UNAUDITED)

NOTE 8  - SECURED CONVERTIBLE NOTES PAYABLE  - (cont'd)

          a maximum total of up to $2,000,000, providing no terms are better than the Cornell and Highgate convertible debenture terms. The Company has paid $75,000 for structuring fees and expenses and $5,000 for commitment fees related to this Securities Purchase Agreement.

          The debentures have included a beneficial conversion value. The beneficial conversion value represents the difference between the fair market value of the common stock on the date the debenture was sold and the price at which the debenture could be converted into common stock. The beneficial conversion value for the debentures is $443,719, which is being amortized over the two year term of the debentures. For the six months ended June 30, 2005, the Company has recorded $79,336 of interest expense related to the amortization of the beneficial conversion value. At June 30, 2005, $142,523 of the beneficial conversion value is classified as short-term financing costs in prepaid expenses on the balance sheet.

NOTE 9 -  CONVERTIBLE NOTES PAYABLE

          In January 2005, the Company executed an 8% convertible debenture in the amount of $125,000 with an investor. At any time after the effective date of the Company's registration statement, the holder is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of the debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company's common stock at the price of $0.90 per share. If not converted at the holder's option, the entire principal amount and all accrued interest shall be due to the holder on the first year anniversary of the debenture. This note is included in current liabilities on the balance sheet at June 30, 2005.

          In March 2005, the Company executed an 8% convertible debenture in the amount of $235,000 with an investor group. Now that the Form SB-2 has been declared effective, the holder is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of the debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company's common stock at the price of $0.90 per share. If not converted at the holder's option, the entire principal amount and all accrued interest shall be due to the holder on the third year anniversary of the debenture.

          In June 2005, the Company executed a non-interest  bearing convertible note in the amount of $33,000 with a public relations firm for services rendered. At any time prior to repayment of all outstanding principle, the holder is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of the debenture, all or any part of the principal amount of the debenture into shares of the Company's common stock at the price of $0.90 per share. If not converted at the holder's option, the entire principal amount shall be due to the holder on the first year anniversary of the note. This note is included in current liabilities on the balance sheet at June 30, 2005.

          In June 2005, the Company executed an 8% convertible debenture in the amount of $10,000 with an individual. Now that the Form SB-2 has been declared effective, the holder is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of the debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company's common stock at the price of $0.90 per share. If not converted at the holder's option, the entire principal amount and all accrued interest shall be due to the holder on March 28, 2008.

          Interest expense for the convertible notes payable for the six months ended June 30, 2005 was approximately $9,191.

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 and 2004
                                   (UNAUDITED)

NOTE 10 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

          Convertible notes payable - related parties at June 30, 2005, consist of convertible promissory notes that the Company executed with the Chief Executive Officer ("CEO"), the Vice President of Technical Services ("VPTS") and relatives of a former officer of the Company.

          The terms of the convertible promissory notes state that principal is payable in full in immediately available funds of $1,000,000 or more through any sales or investment by the end of December 31, 2004 or later if agreed upon by each individual and the Company. All notes not issued to the CEO bear interest at a rate of prime plus 2% and 4% per year and the remaining notes bear interest equal to the CEO's private banking account monthly lending rate. Interest is payable at such time as the principal on the note is due. At any time prior to repayment of all outstanding principal and accrued interest hereunder, at the election of each individual, the individual shall have the right to convert the then outstanding principal amount of this note, and all outstanding accrued interest thereon, into that number of shares of the common stock of the Company, determined by dividing the amount of principal and interest then outstanding hereon by a conversion price of either $0.72 or $1.00, depending on the note.

          At June 30, 2005, the Company has two convertible notes with its VPTS that mature June 30, 2005. The first note is for $50,000 and bears interest at prime plus 2% per annum. The second note is for $7,500 and bears interest at prime plus 4% per annum. In June 2005, the maturity dates of the notes were extended to December 31, 2005.

          At June 30, 2005, the Company has convertible notes payable aggregating $140,000 with its CEO. All the convertible notes payable bear interest equal to the CEO's private banking account monthly lending rate and are convertible into the Company's common stock at a price of $.72 per share. The maturity dates of the notes payable are September 30, 2005 related to a $60,000 note and December 31, 2005 related to $80,000 of notes.

          In November 2004, the Company received $50,000 from three separate individuals who are relatives of a former officer for convertible promissory notes. The notes are due on April 30, 2006 and bear interest at prime plus 2% per year.

          In connection with several of the convertible notes payable entered into, the Company issued to the individual's warrants exercisable in the aggregate into 47,500 shares of the Company's common stock at an exercise price of $1.00 per share. The warrants were issued at the ratio of one warrant for each $10 of convertible notes payable. These warrants are exercisable for a period of ten years from issuance. The fair value of all the warrants issued using the Black-Scholes Option Pricing Model was $12,566. For the six months ended June 30, 2005 and 2004, the Company did not record any interest and financing expense related to the issuance of these warrants.

          At June 30, 2005, accrued interest due to the CEO and VPTS for their convertible notes was $0 and $255, respectively, and is included in accrued expenses in the accompanying balance sheet. Interest expense for convertible notes payable - related parties for the six months ended June 30, 2005 and 2004 was approximately $8,969 and $11,319, respectively.

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 and 2004
                                   (UNAUDITED)

NOTE 11 - NOTES PAYABLE - RELATED PARTIES

          Notes payable - related parties at June 30, 2005 consist of the following:

          In July 2002, advances from a former officer were converted into a promissory note in the amount of $8,700. The note is a non-interest bearing demand note. At June 30, 2005 the balance due on the promissory note was $4,200.

          At June 30, 2005, the Company had executed notes payable with its CEO aggregating $189,000. The notes are due December 31, 2005 and bear interest at a per annum rate equal to the CEO's private account monthly lending rate, for the six months ended June 30, 2005 ranged between 6.375% and 6.875% per annum.

          Interest expense for notes payable - related parties for the six months ended June 30, 2005 and 2004 included approximately $6,482 and $2,415, respectively.

NOTE 12 - OBLIGATIONS UNDER CAPITAL LEASES

          In May 2004, the Company and a lessor signed an amended agreement consolidating six of the Company's capital leases into one monthly payment and restructuring the term of the agreement. This amended agreement cured a prior default for non-payment. The terms of the agreement called for one payment upon signing of $8,052 and subsequently 43 monthly payments of $2,020. The balance at June 30, 2005, reflects the amended changes to these capital leases. As of June 30, 2005 certain leases were in default due to non payment.

          At June 30, 2005, the aggregate future minimum remaining lease payments under capital leases are as follows:

          Period Ending
          December 31,

               2005                                                $    15,466
               2006                                                     28,702
               2007                                                     26,552
                                                                   ------------
                 Total                                                  70,720

               Less: amount representing interest                       (7,580)
                                                                   ------------
               Net present value of capital lease obligations           63,140
               Current portion                                         (23,774)
                                                                   ------------
               Long-term portion                                   $    39,366
                                                                   ============

          The capital leases listed above include net assets relating to property and equipment in the amount of $11,830.

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 and 2004
                                   (UNAUDITED)

NOTE 13 - COMMITMENTS AND CONTINGENCIES

          Lease Commitments
          -----------------

          The Company has a non-cancelable operating lease for office space that expires in February 2008. The lease does not contain a renewal option and requires the Company to pay all executory costs such as maintenance and insurance. Additionally, the Company leases equipment under non-cancelable operating leases.

          In January 2005, the Company became a third party beneficiary of a settlement in a bankruptcy suit between the lessor and supplier of the Company's telephony equipment and carrier services. The settlement between the lessor and supplier reduced the remaining lease commitment of approximately $43,000 by 85%, to a balance of $6,467. This balance is to be paid in 24 installments of $270 per month effective March 30, 2005. The settlement has been reflected in the following lease commitment schedule.

          The approximate future minimum rentals under non-cancelable operating leases in effect on June 30, 2005 are as follows:

                                                            Space
                                             Office        Equipment
                                          -------------   ------------
                         2005              $     37,089    $     3,864
                         2006                    74,483          6,604
                         2007                    74,483          3,910
                         2008                     6,207          1,966
                                           -------------   ------------
                                           $    192,262    $    16,344
                                           =============   ============

          Rent expense charged to operations for office space for the six months ended June 30, 2005 and 2004 amounted to approximately $34,520 and $18,783, respectively. The expense charged to operations for equipment rental for the six months ended June 30, 2005 and 2004 amounted to approximately $2,763 and $8,782, respectively.

          Payroll Taxes
          -------------

          As of June 30, 2005, the Company owes $53,180 of payroll taxes, of which approximately $44,817 are delinquent from the year ended December 31, 2003. The Company has also recorded $29,249 of related estimated penalties and interest on the delinquent payroll taxes, which are included in accrued liabilities on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available.

          Nature of Business
          ------------------

          The Company is subject to risks and uncertainties common to growing technology companies, including rapid technological developments, reliance on continued development and acceptance of the Internet, intense competition and a limited operating history.

          Significant Customers
          ---------------------

          Financial instruments, which may expose the Company to concentrations of credit risk, consist primarily of accounts receivable. As of June 30, 2005 and 2004, one customers represented 94% and two

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 and 2004
                                   (UNAUDITED)


NOTE 13 - COMMITMENTS AND CONTINGENCIES - (cont'd)

          Significant Customers - (cont'd)
          --------------------------------

          customers represented 100% of the total accounts receivable, respectively. For the six months ended June 30, 2005 and 2004, the Company had five unrelated customers, which accounted for 100%, respectively, of total revenue.

          Employment Agreements
          ---------------------

          In May 2003, the Company entered into an employment agreement with its CEO. The term of the agreement is from May 20, 2003 through June 1, 2006. As part of the agreement, the CEO committed to making a $300,000 capital investment in the Company. The Company is required to pay the CEO a salary of $75,000 per year until the closing date of the first $2,000,000 in funding, and $150,000 per year thereafter. In April 2004, the agreement was amended to pay the CEO $111,000 per year as of April 2004. The agreement also granted the CEO options to purchase 1,000,000 shares of the Company's common stock on a fully converted, fully diluted basis after the completion of the funding round. The options have an exercise price of $1.00, a term of 10 years from the vesting date, and shall vest over a three year period beginning June 1, 2004. The agreement also provides the CEO with severance payments in the event the Company terminates his employment for any reason other than for cause, as defined in the agreement, or other than as a result of the CEO's death or disability, or if the CEO terminates his employment with the Company for good reason, as defined in the agreement.

          During 2003, the Company entered into various three-year employment agreements with employees of the Company, commencing June 16, 2003, and expiring at various dates through October 14, 2006. The Company is required to pay salaries and severance payments, as defined in the individual employment agreements. In addition, two of the agreements each provide options to purchase 100,000 shares of the Company's common stock on a fully converted, fully diluted basis after the completion of the funding round. The options have an exercise price of $1.00, a term of 10 years from the vesting date, and shall vest over a three year period, beginning one year from the anniversary date. One agreement provides options to purchase 130,000 shares of the Company's common stock on a fully converted, fully diluted basis after the completion of the funding round. The options have an exercise price of $1.00, a term of 10 years from the vesting date, and shall vest over a three year period, beginning one year from the anniversary date.

          Panasonic
          ---------

          In August 2003, the Company entered into a five year agreement with Panasonic in which Panasonic is an Authorized Service Provider ("ASP") for the Company's products. As an authorized ASP, Panasonic operates the Company's products in their data center for the benefit of clients who contract with Company for their security products. The relationship can be terminated by either party on six months notice. Panasonic is compensated by the Company based on contracted percentages of the client's fees to the Company as to be documented in each client contract.

          In May 2005, the Company and Panasonic revised the ASP agreement to state that the Company has fulfilled its contractual requirements for the years prior to 2005.

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 and 2004
                                   (UNAUDITED)


NOTE 13 - COMMITMENTS AND CONTINGENCIES - (cont'd)

          Panasonic - (cont'd)
          --------------------

          As of June 30, 2005, the contract requires yearly minimum commitment fees from the Company beginning in 2005 as follows:

               Year ending
                December 31,
                  2005                                $    25,000
                  2006                                     50,000
                  2007                                     50,000
                  2008                                     50,000
                                                      ------------
                  Total                               $   175,000
                                                      ============

          As of June 30, 2005 the Company has accrued $12,500 against the balance due for the December 31, 2005 period.

          Finder's Agreement
          ------------------

          In May 2005, the Company entered into a consulting finder's agreement with an investment advisory firm, whereas the services to be provided by the advisory firm involve the introduction of potential investors to the Company. No fee is due to the advisory firm unless a financial arrangement between the investor and the Company is consummated. If an arrangement is accepted and concluded with the Company and an introduced investor, then the advisory firm is entitled to a fee equal to ten percent of the investment. This fee may be in the form of cash, equity or a combination of both. The term of the agreement is for one year, is non exclusive and may be cancelled by either party upon 30 days written notice.

NOTE 14 - REGISTRATION STATEMENT

          On January 18, 2005, the Company filed a Form SB-2 Registration Statement with the SEC, in order to register shares for trading on the OTC Bulletin Board. On February 2, 2005, the Company withdrew the Form SB-2 filing as a result of the termination of the Standby Equity Distribution Agreement (see Note below). On February 11, 2005, the Company re-filed the Form SB-2 Registration Statement with the SEC omitting the Standby Equity Distribution Agreement. On April 15, 2005, the Company withdrew the Form SB-2 filing. On May 11, 2005, the Company re-filed the Form SB-2 Registration Statement with the SEC. The Securities and Exchange Commission declared the Company's Registration Statement on Form SB-2 effective on August 3, 2005.

NOTE 15 - STOCKHOLDERS' EQUITY

          Issuance of Stock for Services
          ------------------------------

          In April 2004, the Company retained a financial advisory firm as a business consultant to assist in a variety of areas relating to financing, strategic and related development growth of the Company. The term of the engagement is fourteen months and can be terminated by either party prior to June 30, 2005. Transactions consummated within the subsequent period following the termination of this agreement may have fees due and payable to the financial advisory firm. Under the terms of the agreement the Company has issued 800,000 shares of the Company's common stock as a commencement bonus. The value of the

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 and 2004
                                   (UNAUDITED)


NOTE 15 - STOCKHOLDERS' EQUITY - (cont'd)

          Issuance of Stock for Services - (cont'd)
          -----------------------------------------

          services is not stated in the agreement, therefore the Company has determined the services shall be measured based upon the fair value of the shares issued, which was $576,000 and has been recorded as a consulting expense for the year ended December 31, 2004. This commencement bonus is fully paid for, non-assessable, non-refundable, non-apportionable and non-ratable and is not a repayment for future services. The Company included all shares issued to the consultant in the registration statement filed by the Company with the SEC. Additionally, if the consultant introduces the Company to a lender, equity purchaser or merger/acquisition candidate, not already having a preexisting relationship with the Company, the Company agrees to pay the consultant a finder's fee of 5% of the total gross funding, in payment for the consultant's services to help secure the financing. Also, if the consultant, through an intermediary, establishes a financing arrangement for the Company, then the consultant will be entitled to a 2.5% finder's fee.

          In January 2005, the Company entered into a consulting agreement with an unrelated corporation that will provide financial advisory services. The consultant was paid an engagement fee of $5,000 in February, 2005 and issued 33,333 shares of common stock. The value of the services is not stated in the agreement, therefore the Company has determined the services shall be measured based upon the fair value of the shares issued, which is a per share price of $0.90 in March 2005. In addition to the engagement fee, the consultant shall be paid a cash success fee equal to 7% of the total funds raised in each round of investments and warrants in the Company (priced at the current round which is set at $0.90 per share) and equal to 7% of the total funds raised in each round. The warrants shall have an expiration date of five years from the closing of the warrants in the Company. Out-of-pocket expenses regarding travel and incidentals shall be reimbursed to the consultant by the Company at a cost not to exceed $2,000 per month unless approved previously by the Company.

          In March 2005, the Company cancelled 500 shares of common stock issued in November 2004 to a consultant. The consultant did not provide the service, therefore negating the reciprocity of consideration. The Company recorded the cancellation of this stock transaction in the year ended December 31, 2004.

          Issuance of Stock for Financing
          -------------------------------

          In April 2005, the Company issued 150,000 shares of common stock to Highgate, in connection with the Securities Purchase Agreement (see
          Note 8).

          Issuance of Options for Services
          --------------------------------

          In January 2005, the Company issued stock options to purchase 25,000 shares of common stock to a new employee pursuant to his terms of employment as a Software Developer. These options are exercisable at $1.00 per share and expire on January 11, 2015. The shares vest annually over a three year period. This issuance was exempt from registration requirements pursuant to Section 4(2) of the Act.

          In February 2005, the Company issued stock options to purchase 25,000 shares of common stock to a new employee pursuant to his terms of employment as a Software Developer. These options are exercisable at $1.00 per share and expire on February 8, 2015. The shares vest annually over a three year period. This issuance was exempt from registration requirements pursuant to Section 4(2) of the Act.

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 and 2004
                                   (UNAUDITED)


NOTE 15 - STOCKHOLDERS' EQUITY - (cont'd)

          Sales of Common Stock
          ---------------------

          In January 2005, the Company issued 95,209 shares of common stock to eleven individuals at a price of $0.72 per share for a total of $68,550. This issuance was exempt from registration requirements pursuant to Regulation D.

          Asset Purchase Agreement
          -------------------------

          In July 2002, the Company entered into pending negotiations with NetLabs, and the Sellers, to purchase NetLabs' COBAS technology product. In December 2002, in accordance with the negotiations, the Sellers and the Company informally agreed to a payment of 7,516,998 shares of the Company's common stock, valued at $3,758, to the Sellers for the transfer of NetLabs intellectual property and the COBAS product to the Company, net of subscriptions. Concurrently with the agreement, the Company issued 600,000 shares of its common stock to the Sellers. Upon issuance of these shares, the Sellers became a controlling interest in the Company. The remaining 6,916,998 common shares due, in accordance with the agreement, were issued in March 2003, after approval by the State of New Jersey to increase the Company's authorized shares from 1,000,000 shares to 20,000,000 shares. In February 2003, the Company agreed to issue an additional 1,140,000 shares of its common stock to the Sellers as consideration for all of NetLabs intellectual property rights, technology and the COBAS product which has been valued at $570. These shares were issued in March 2003 after approval by the State of New Jersey to increase the Company's authorized shares from 1,000,000 shares to 20,000,000 shares. In total, 8,656,998 shares of the Company's common stock were issued to the Sellers.

          On September 11, 2003, the Company signed the Asset Purchase Agreement with NetLabs whereby the Company received all of the intellectual property rights to COBAS inclusive of the additional intellectual property received in the December 2002 informal agreement. The Asset Purchase Agreement also required the Company to pay NetLabs a royalty of 10% of the net revenues received by the Company for the sales of its products, as defined in the Asset Purchase Agreement. The royalties would apply to net revenues received during a period of five years beginning September 1, 2003 and continuing through August 31, 2008. The Asset Purchase Agreement was amended on September 2, 2004 and made effective as of the Effective Date to extend the royalty period from five years to ten years, through August 31, 2013.

          On December 2, 2004, the Company and NetLabs agreed to terminate the royalty portion of the Asset Purchase Agreement for the issuance to NetLabs of options to purchase 7,600,000 shares of the Company's common stock at a price of $0.36. The options vest as follows:
          2,530,000 shares at September 11, 2004, 2,530,000 shares at September 11, 2005 and 2,540,000 shares at September 11, 2006 and the fair value of the options are $4,113,972 using the Black-Scholes Option Pricing Model. The options are considered payments in lieu of future royalties and beginning December 2, 2004, $4,113,972 of prepaid royalty expense will be amortized over the remaining term of the royalty provision of the agreement, which expires August 31, 2013. The fair values for these options are to be measured as follows: at the time the options vest, the fair value of the options will be fixed. Prior to vesting, the options fair value will be measured at the end of each reporting period.

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 and 2004
                                   (UNAUDITED)


NOTE 15 - STOCKHOLDERS' EQUITY - (cont'd)

          Asset Purchase Agreement - (cont'd)
          -----------------------------------

          At June 30, 2005 (the end of the reporting period) the unvested options were remeasured and the value of the options increased from $2,127,879 at December 2, 2004 to $3,047,577 at June 30, 2005 an
          increase of $919,698. Measurement for each period is based upon the Black-Scholes Model using the following assumptions:

                                        December 31, 2004       June 30, 2005
                                        -----------------       -------------

           Market share price                      $0.72               $0.90
           Expected volatility                     10.00%               6.00%
           Risk-free interest rate                  3.63%               3.72%
           Expected life                        10 years            10 years

          Warrant Agreements
          ------------------

          At June 30, 2005, the Company has warrants issued related to its convertible notes payable - related parties. All the warrants entitle the noteholders to purchase the Company's common stock at $1.00 per share for each warrant received and have an exercise term of ten years. At June 30, 2005, the warrants outstanding are 11,000 which expire in the year 2013 and 16,500 which expire in the year 2014. In the event that any portion of the warrants remain unexercised as of the expiration date, and the market price of the Company's common stock as of the expiration date is greater than the exercise price as of the expiration date, then the warrant will be deemed to have been exercised automatically for the maximum number of shares then purchasable.

          There were no warrants issued during the six months ended June 30, 2005.

          Standby Equity Distribution Agreement
          -------------------------------------

          On December 20, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell shares of common stock, for a maximum draw down of $500,000, per advance, once registration is determined effective by the SEC, for a total purchase price of up to $10,000,000. For each share of common stock purchased under the Standby Equity Distribution Agreement, the investor will pay 98% of the lowest volume weighted average price of the common stock during the five consecutive trading days immediately following the notice date. In addition, Cornell will retain 5% of each advance under the Standby Equity Distribution Agreement. The Company's obligation to issue shares is essentially limitless. Cornell received 540,000 shares of common stock as a commitment fee.

          In February 2005, the Company and Cornell terminated the Standby Equity Distribution Agreement, the Registration Rights Agreement, the Placement Agent Agreement and the Escrow Agreement. As a result of the terminations, all respective rights or obligations granted to the Company and Cornell under or with respect to the Agreements are also terminated. Cornell has returned the 540,000 shares of common stock to the Company. The Company has recorded the termination of this transaction in the year ended December 31, 2004.

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 and 2004
                                   (UNAUDITED)


NOTE 15 - STOCKHOLDERS' EQUITY - (cont'd)

          Placement Agent
          ---------------

          In February 2005, the Company's Agreement with its unaffiliated registered broker-dealer was terminated in conjunction with the termination of the Standby Equity Distribution Agreement. The Placement Agent Agreement was co-terminus with the Standby Equity Distribution Agreement.

NOTE 16 - INCOME TAXES

          Income taxes are provided for the tax effects of transactions reported in the financial statements, and consist of taxes currently due plus deferred taxes related to differences between the financial statement and tax bases of assets and liabilities for financial statement and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of these temporary differences, which will either be taxable or deductible in the year when the assets or liabilities are recovered or settled. Accordingly, measurement of the deferred tax assets and liabilities attributable to the book-tax basis differentials are computed at a rate of 34% federal and 7% state.

          As of June 30, 2005, the Company had deferred tax assets of approximately $2,178,000 resulting from temporary differences and net operating loss carry-forwards of approximately $5,641,000, which are available to offset future taxable income, if any, through 2025. As utilization of the net operating loss carry-forwards and temporary difference is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance.

          The tax effects of temporary differences, loss carry-forwards and the valuation allowance that give rise to deferred income tax assets at June 30, 2005 are as follows:

            Temporary differences:

                        Fair value of warrants and options                         $        146,000
                        Net operating losses                                              2,178,000
                        Less valuation allowance                                         (2,324,000)
                                                                                   -----------------
                          Deferred tax assets
                                                                                   $              -
                                                                                   =================

            The  reconciliation of the effective income tax rate to
                 the federal statutory rate for the period ended
                 June 30, 2005 is as follows:
                        Federal income tax rate                                                39.0%
                        Change in valuation allowance on net operating
                           loss carry-forwards                                                (39.0)%
                                                                                   -----------------
                        Effective income tax rate
                                                                                                0.0%
                                                                                   =================

NOTE 17 - RELATED PARTY TRANSACTIONS

          Agreements
          ----------

          In September 2003, the Company entered into a consulting agreement with the spouse of the Company's Chief Technology Officer ("CTO"). The consulting agreement calls for payments every two weeks in the amount of $1,500 in consideration of services to be rendered to the Company. Effective February 2005, the terms of the agreement were amended where the payments were increased to $5,000 a month in

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 and 2004
                                   (UNAUDITED)


NOTE 17 - RELATED PARTY TRANSACTIONS - (cont'd)

          Agreements - (cont'd)
          ---------------------

          consideration of services to the Company. The term of the agreement is predicated upon a determination by the Company as to when certain product lines are completed. For the six months ended June 30, 2005 and 2004, $28,000 and $18,000, respectively, were recorded as consulting expense and is included in selling, general and administrative expenses on the statement of operations. At June 30, 2005, the Company has a balance due to this related party of $17,500.

NOTE 18 - STOCK OPTIONS

          2004 Equity Incentive Plan
          --------------------------

          The shareholders approved the 2004 Equity Incentive Plan ("Incentive Plan") in September 2004. The Incentive Plan is effective April 1, 2003. Officers, key employees and non-employees, who in the judgment of the Company render significant service to the Company, are eligible to participate. The Incentive Plan provides for the award of a broad variety of stock-based compensation alternatives such as non-qualified stock options, incentive stock options, restricted stock, performance awards and stock appreciation rights. The Incentive Plan provides 5,000,000 shares of common stock to be offered from either authorized and unissued shares or issued shares, which have been reacquired by the Company. All options vest equally over a three year period beginning one-year from the grant.

          As  of  June  30,  2005,  an  aggregate  of  1,655,000   options  were
          outstanding under the Incentive Plan. The exercise price for all these options is $1.00.

          Non-Incentive Plan Stock Option Grants
          --------------------------------------

          As of June 30, 2005, the Company had outstanding an aggregate of 7,600,000 and no options outside of the Incentive Plan. The exercise price for all these options is $0.36.

          The table below summaries the Company's stock option activity for the six months ended June 30, 2005:

                                                                                                        Non-Plan
                                                            Incentive           Non-Qualified        Non-Qualified
                                                             Options              Options               Options           Total
                                                          -------------         -------------        -------------    -------------
              Outstanding at December 31, 2004                       -             1,605,000            7,600,000        9,205,000
                    Granted                                          -                50,000                                50,000
                    Exercised                                        -                     -                                     -
                    Forfeited                                        -                     -                                     -
                                                          -------------         -------------        -------------    -------------
              Outstanding at June 30, 2005                           -             1,655,000            7,600,000        9,255,000
                                                          =============         =============        =============    =============

              Vesting for the year ended:
                    Vested at December 31, 2004                      -               820,694            2,771,429        3,592,123
                                                          -------------         -------------        -------------    -------------
                     December 31, 2005                               -               534,305            2,897,143        3,431,448
                                                          -------------         -------------        -------------    -------------
                     December 31, 2006                               -               248,611            1,931,428        2,180,039
                                                          -------------         -------------        -------------    -------------
                     December 31, 2007                               -                51,390                    -           51,390
                                                          -------------         -------------        -------------    -------------

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 and 2004
                                   (UNAUDITED)


NOTE 18 - STOCK OPTIONS - (cont'd)

          Non-Incentive Plan Stock Option Grants - (cont'd)
          -------------------------------------------------

          The weighted average fair value of options granted during the six months ended June 30, 2005 amounted to $0.72.

          For the six months ended June 30, 2005 and 2004, the Company recorded $919,698 and $0, respectively, of royalties (as more fully described in Note 15), and no compensation expense, in connection with granting of options.

NOTE 19 - SUBSEQUENT EVENTS

          Issuance of Options for Services
          --------------------------------

          In July 2005, the Company issued stock options to purchase 25,000 shares of common stock to a new employee pursuant to his terms of employment as a sales person. These options are exercisable at $1.00 per share and expire on July 2015. The shares vest annually over a three year period. This issuance was exempt from registration requirements pursuant to Section 4(2) of the Act.

          In July 2005,  the Company  issued stock  options to purchase  100,000 shares of common stock to four existing employees at 25,000 options each. These options are exercisable at $1.00 per share and expire on July 2015. The shares vest annually over a three year period. This issuance was exempt from registration requirements pursuant to Section 4(2) of the Act.

          In July 2005, the Company entered into an agreement with a law firm whereas the law firm is to provide representation for the Company on certain general corporate matters and provide advisory services respective to government filings. Additionally, the agreement provides for the law firm to assist the Company in raising funds. In accordance with this agreement, the fee structure includes both a cash retainer of $3,500 per month and stock of $1,500 per month. Moreover, the law firm will receive an additional 100,000 shares of common stock for legal fees in conjunction with certain negotiations of business transactions. The shares to be issued to the law firm shall have piggyback registration rights with respect to the next registration statement on Form S-8 the Company files.

          In July 2005, the Company entered into a retainer agreement with a law firm, whereas the firm is to provide representation to the Company, respective to general corporate matters and to assist the Company in raising funds. The agreement is at will and requires a retainer of $10,000, which will be applied against billing in these matters. If the time charges, plus chargeable expenses, exceed the retainer, the law firm may request an additional retainer which will be similarly applied.

          Finder's Agreement
          ------------------

          In July 2005, the Company entered into a consulting agreement with an independent consultant whereas the services to be provided by the consultant involve the introduction of potential investors to the Company and the potential sale of products. No fee is due to the consultant unless a financial arrangement between an investor and the Company is consummated or a sale of product is consummated. If an arrangement is accepted and concluded with the Company and an introduced investor, then the consultant is entitled to a fee equal to seven percent of the investment. If a sale is consummated the consultant is entitled to a fee equal to ten percent of the sale. If a sale is made by a third party, based upon the introduction by the consultant, the consultant is entitled to a fee of five percent of the sale. The

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 and 2004
                                   (UNAUDITED)


NOTE 19 - SUBSEQUENT EVENTS - (cont'd)

          Finder's Agreement - (cont'd)
          -----------------------------

          term of the agreement is for six months, is non exclusive and may be cancelled by either party upon 30 days written notice.

          Consulting Agreement
          --------------------

          In July 2005, in accordance with an agreement with a recruitment firm executed in February 2005, the Company issued 18,889 options to purchase common stock to two of the firm's owners. The agreement with the executive recruitment firm is to conduct a search for two account executives for a fee equal to twenty percent of the first year salaries. The fee is payable to the recruitment firm in cash and options equal to an amount of $22,000. The Company paid the recruitment firm $2,500 in April 2005 and the balance of $2,500 in July 2005.

          Convertible Notes Payable
          -------------------------

          In July 2005, the Company executed 8% convertible debentures aggregating $140,000 with individuals. At any time after the Form SB-2 is deemed effective, the holder is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of the debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company's common stock at the price of $0.90 per share. If not converted at the holder's option, the entire principal amount and all accrued interest shall be due to the holder on the third year anniversary of the debenture, July 2008.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

     The information in this quarterly report contains forward-looking statements within the meaning of the Private Securities litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than these statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

     The following discussion and analysis should be read in conjunction with the financial statements of StrikeForce Technologies, Inc., included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Background

     We are a software development and services company that offers a suite of integrated computer network security products using proprietary technology. We were organized in August 2001 under New Jersey law as Strike Force Technical Services, Inc. We initially conducted operations as an integrator and reseller of computer hardware and telecommunications equipment and services. In December 2002 which was formally memorialized by an agreement in September 2003, we acquired certain assets from NetLabs.com which included the intellectual property rights to their principal products and certain officers of NetLabs.com joined StrikeForce as officers and directors of our company. We subsequently changed our name to StrikeForce Technologies, Inc., under which we had conducted our business since August 2001. Our strategy is to develop and exploit our suite of network security products for customers in the corporate, financial, government and e-commerce sectors. We plan to grow our business through internally generated sales, rather than by acquisitions. We have no subsidiaries and we conduct our operations from our office in Edison, New Jersey.

     We began our operations in 2001 as a reseller of computer hardware, primarily products manufactured by LG Electronics USA and Panasonic Corporation. We derived the majority of our revenues from our activities as a reseller through the first half of 2003. Beginning with the acquisition of the intellectual property assets of NetLabs.com in December 2002, we shifted the focus of our business from the resale of hardware to developing and marketing the suite of security products that we acquired from NetLabs.com. Although we have maintained our relationship with Panasonic as a reseller, we do not expect to generate significant revenues from such sales, which consist primarily of the sale of biometric identification equipment, such as Panasonic's iris scanner, that can be used with our software products. We generated nominal revenues from our activities as a reseller during 2004.

     We expect to generate substantially all of our revenue in the future from sales of our suite of security products and related service contracts. For the period ended June 30, 2004, we generated $28,093 from the sales of biometric products and our security products and for the period ended June 30, 2005 we generated $11,753 from the sales of our security products. We seek to locate customers in a variety of ways. These include contracts with value added resellers, direct sales calls initiated by our sales staff, exhibitions at security and technology trade shows, through the media and through word of mouth. Our sales generate revenue either as an Original Equipment Manufacturer
(OEM) model, or through a Hosting/License agreement. We price our products for consumer transactions based on the number of transactions in which our software products are utilized and we price our products for business applications based on the number of users. We also expect that we may generate revenue from annual maintenance contracts.

     We have incurred substantial operating losses since commencing operations. We believe that our products provide a cost-effective and technologically competitive suite of products to problems of network security and identity theft. There can be no assurance, however, that our products will gain acceptance in the commercial marketplace or that one of our competitors will not introduce a technically superior product. The products that we offer to customers are discussed in more detail below.

     Management, in late 2004, introduced procedures that assess our business performance through a number of financial and non-financial indicators. Since we are in the process of introducing our products in the commercial marketplace, we attempt to assess our performance principally through indications of present and potential sales. These include the following:

     o Number of contracts signed, or projected to be signed within 30 and 90 day periods;
     o Number of prospects in our sales pipeline;
     o Number of Requests for Information and Requests for Proposal in which we are invited to participate; and
     o The frequency with which we are mentioned in trade or consumer publications or other media.

     We also assess the number of problems that are reported with each product and over specific time frames, e.g. monthly, quarterly. We review our revenues generated in the aggregate per quarter and the average revenue generated per customer.

Use of Estimates

     Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. When preparing our financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to revenue, allowance for doubtful accounts, reserves for income taxes, and litigation. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or conditions are used.

Results of Operations

Three  Months  Ended June 30, 2005  Compared to the Three  Months Ended June 30,
2004

     Revenues for the three months ended June 30, 2005 were $3,724 compared to $23,960 for the three months ended June 30, 2004, a decrease of $20,236 or 84.45%. The resultant decrease in revenues was primarily due to the refocusing of the Company's direction from a reseller of biometric technology to becoming a developer of our own technology designed to thwart identity theft. The revenues generated consisted of hardware sales, software sales, revenue from sign on fees, transaction revenues and commissions. Hardware sales for the three months ended June 30, 2005 were $0 compared to $7,300 for June 30, 2004, a decrease of $7,300. The resultant decrease in hardware revenues was primarily due to the refocusing of the Company's direction from a reseller of biometric technology to becoming a developer of our own technology. Software sales for the three months ended June 30, 2005 were $0 compared to $11,150 for the three months ended June 30, 2004, a decrease of $11,150. The resultant decrease in software revenues was primarily due to the refocusing of the Company's direction from a reseller of biometric technology to becoming a developer of our own technology. Sign on fees for our ASP transaction model amounted to $2,500 for the period ended June 30, 2005 compared to $0 for the three months ended June 30, 2004, an increase of $2,500. The increase was due to signing up two new clients. Transaction revenues from the ASP hosting model were $1,224 for the three months ended June 30, 2005 and $3,904 for the three months ended June 30, 2004, a decrease of $2,680. The decrease was due primarily to the lack of ASP transactions and awaiting the ramp up of the new clients. Commission income for the three months ended June 30, 2005 was $0 compared to $1,606 for the three months ended June 30, 2004, a decrease of $1,606. In 2001 the Company became a reseller of Nextel and XO Communication cellular services. These sales provided both commissions on the sale of Nextel phones and residual commission income from XO Communications beginning in January 2002. The residual commission revenue varied from month to month, dependent on the utilization of the services by the customer and the terms of their contracts. Effective August 2004, the Company no longer received residual commissions due to the conclusion of the residual terms between the Company and XO Communications.

     Our principal expenses during the three months ended June 30, 2005 and 2004 were payroll expenses and professional expenses. Our professional expenses included legal, accounting, public relations and lobbying consultants. The increased level of expenses being incurred by the Company arises out of its efforts to commercially exploit its suite of network security products. Some of the specifics include additional sales support, contracting a new public relations firm and contracting a lobbyist group in Washington D.C. to concentrate on the government sector.

     Cost of revenues for three months ended June 30, 2005 was $1,885 compared to $0 for the three months ended June 30, 2004, an increase of $1,885. The net increase resulted primarily from costs incurred by third parties for transaction fees as customers began implementation of the platform, related to our ASP hosting service and transaction charges.

     Gross profit for three months ended June 30, 2005 was $1,839 compared to $23,960 for the three months ended June 30, 2004, a decrease of $22,121, or 92.32%. The decrease was primarily due to refocusing the direction of the Company from being a reseller of biometric technology to becoming a software developer of our own security products.

     Research and development expenses for the three months ended June 30, 2005 were $70,365 compared to $29,657 for the three months ended June 30, 2004, an increase of $40,708, or 137.26%. The increase is primarily attributable to an increase in compensation costs as a result of increases in research and development personnel added after June 30, 2004. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

     Selling, general and administrative expenses for the three months ended June 30, 2005 were $1,065,342 compared to $1,254,558 for the three months ended June 30, 2004, a decrease of $189,216 or 15.08%. The net decrease was due primarily to the additional compensation expense to consultants during the three months ended June 30, 2004.

     Selling, general and administrative expenses at June 30, 2005 and June 30, 2004 consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, travel costs, non-cash stock compensation expense for the issuance of stock and stock options to non-employees and other general corporate expenses.

     Other expense for the three months ended June 30, 2005 was $100,203 as compared to $17,471 for the three months ended June 30, 2004, representing an increase in other expenses of $82,732, or 473.54%. The increase was primarily due to interest charges for notes payable and deferred financing charges relating to the convertible promissory notes.

     Our net loss for the three months ended June 30, 2005 was $1,234,071 compared to a net loss of $1,277,726 for three months ended June 30, 2004, a decrease of $43,655, or 3.42%. The decrease in the loss was primarily due to refocusing the direction of the Company from being a reseller of biometric technology to a developer of our own proprietary technology to thwart identity theft.

Six Month Period Ended June 30, 2005 Compared to Six Month Period Ended June 30, 2004

     Revenues for the six months ended June 30, 2005 were $11,753 compared to $28,093 for the six months ended June 30, 2004, a decrease of $16,340 or 58.16%. The resultant decrease in revenues was primarily due to the refocusing of the Company's direction from a reseller of biometric technology to becoming a developer of our own technology. The revenues generated consisted of hardware sales, software sales, revenue from sign on fees, transaction revenues and commissions. Hardware sales for the six months ended June 30, 2005 were $829 compared to $7,300 for June 30, 2004, a decrease of $6,471. The resultant decrease in hardware revenues was primarily due to the refocusing of the Company's direction from a reseller of biometric technology to becoming a developer of our own technology. Software sales for the six months ended June 30, 2005 were $5,500 compared to $3,950 for the six months ended June 30, 2004, a increase of $1,550. The resultant increase in software revenues was primarily due to the sales of our own software platform. Sign on fees for our ASP transaction model amounted to $4,200 for the six months ended June 30, 2005 compared to $0 for the six months ended June 30, 2004, an increase of $4,200. The increase was due to signing up three new clients. Transaction revenues from the ASP hosting model were $1,224 for the six months ended June 30, 2005 and $14,495 for the six months ended June 30, 2004, a decrease of $13,271. The decrease was due primarily to the lack of ASP transactions and awaiting the ramp up of the new clients. Commission income for the six months ended June 30, 2005 was $0 compared to $2,348 for the six months ended June 30, 2004, a decrease of $2,348. In 2001 the Company became a reseller of Nextel and XO Communication cellular services. These sales provided both commissions on the sale of Nextel phones and residual commission income from XO Communications beginning in January 2002. The residual commission revenue varied from month to month, dependent on the utilization of the services by the customer and the terms of their contracts. Effective August 2004, the Company no longer received residual commissions due to the conclusion of the residual terms between the Company and XO Communications.

     Our principal expenses during the six months ended June 30, 2005 and 2004 were payroll expenses and professional expenses. Our professional expenses included legal, accounting, public relations and lobbying consultants. The increased level of expenses being incurred by the Company arises out of its efforts to commercially exploit its suite of network security products. Some of the specifics include additional sales support, contracting a new public relations firm and contracting a lobbyist group in Washington D.C. to concentrate on the government sector.

     Cost of revenues for six months ended June 30, 2005 was $4,256 compared to $0 for the six months ended June 30, 2004, an increase of $4,256. The net increase resulted primarily from costs incurred by third parties for transaction fees as customers began implementation of the platform, related to our ASP hosting service and transaction charges.

     Gross profit for six months ended June 30, 2005 was $7,497 compared to $28,093 for the six months ended June 30, 2004, a decrease of $20,596, or 73.31%. The decrease was primarily due to refocusing the direction of the Company from being a reseller of biometric technology to becoming a software developer of our own security products.

     Research and development expenses for the six months ended June 30, 2005 were $174,464 compared to $72,311 for the six months ended June 30, 2004, an increase of $102,153, or 141.27%. The increase is primarily attributable to an increase in compensation costs as a result of increases in research and development personnel added after June 30, 2004. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

     Selling, general and administrative expenses for the six months ended June 30, 2005 were $1,847,256 compared to $1,495,927 for the six months ended June 30, 2004, an increase of $351,329 or 23.49%. The net increase was due primarily to increases in our staffing, advertising, promotion and marketing, legal and accounting, consulting costs and overhead.

     Selling, general and administrative expenses at June 30, 2005 and June 30, 2004 consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, travel costs, non-cash stock compensation expense for the issuance of stock and stock options to non-employees and other general corporate expenses.

     Other expense for the six months ended June 30, 2005 was $152,214 as compared to $29,634 for the six months ended June 30, 2004, representing an increase in other expenses of $122,580, or 413.65%. The increase was primarily due to interest charges for notes payable and deferred financing charges relating to the convertible promissory notes.

     Our net loss for the six months ended June 30, 2005 was $2,166,437 compared to a net loss of $1,569,779 for six months ended June 30, 2004, an increase of $596,658, or 38.01%. The increase was primarily due to interest charges for notes payable and deferred financing charges relating to the convertible promissory notes.

Liquidity and Capital Resources

     Our total current assets at June 30, 2005 were $963,792, including $153,027 in cash as compared with $346,019 in total current assets at June 30, 2004, which included cash of $74,414. Additionally, we had a shareholders equity in the amount $1,625,220 at June 30, 2005 as compared to a shareholders deficiency of $505,240 at June 30, 2004. The increases in shareholders equity are a result of the Company's sales of common stock and conversions of debt instruments. We have historically incurred losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of the corporation selling shares of our common stock privately.

     The number of common shares outstanding increased from 15,913,419 shares at the second quarter of 2004 to 17,438,855 at the second quarter of 2005, an increase of 9.59%. During that period our shareholders' deficit, due to the injection of capital, was reversed from a deficit of $505,240 at the second quarter of 2004 to an equity position of $1,625,220 at the second quarter of 2005, an increase of approximately 421.67%. We had $153,027 of cash at June 30, 2005, compared to $74,414 cash at the six months ended June 30, 2004 an increase of approximately 105.64%. We financed our operations during the second quarter of 2005 through secured debentures, unsecured loans, principally from unrelated parties and sales by us of our common stock through private transactions. To date, we have not generated significant revenues and we anticipate that we will not generate any significant revenues until the fourth quarter of 2005. We expect that we will rely, at least in the near future, upon a limited number of customers for a substantial percentage of our revenues and may continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market grows, we will attain greater numbers of customers and the concentrations will diminish. Until this is accomplished, we will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing commitments of capital expenditures and our sales revenue can provide greater liquidity.

     We do not expect to sell significant equipment over the next twelve months except within the demands of potential acquisitions that we may pursue or part of our distribution or reseller business.

     We have historically incurred losses and expect to continue to incur losses in the foreseeable future. Our operations presently require funding of approximately $250,000 per month. Our current forecast and potential pipeline substantiate our becoming profitable by the end of the 4th quarter of 2005 based on some key potential clients contracting with the Company in the financial industry in the United States and in Asia. There can be no assurance, however, that the sales anticipated will materialize or that we will achieve the profitability we have forecasted.

     On April 27, 2005, the Company entered into an amended and restated 8% secured convertible debenture with Cornell Capital Partners, LP ("Cornell") in the amount of $1,024,876, which terminated the two $500,000 debentures entered into with Cornell in December 2004 and January 2005. The new debenture entitles Cornell, at its option, to convert, at any time and from time to time, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company's common stock at the price per share equal to the lesser of (i) the greater of $0.25 or an amount equal to 120% of the initial bid price or (ii) an amount equal to 80% of the lowest volume weighted average price of the Company's common stock for the last five trading days immediately preceding the conversion date. The debenture matures on April 27, 2007. The Company, at its option, may redeem, with fifteen days advance written notice, a portion or all outstanding convertible debenture. The redemption shall be 110% of the amount redeemed plus accrued interest remaining for the first six months of the executed debenture and after that time the redemption is 120% of the amount redeemed plus accrued interest remaining.

     On April 27, 2005, the Company entered into a Securities Purchase Agreement with Highgate House Funds, Ltd. ("Highgate") pursuant to which the Company is to receive $750,000 in exchange for two 7% secured convertible debentures amounting to $750,000 that mature in 2 years, and the issuance of 150,000 shares of the Company's common stock. The Securities Purchase Agreement provides for the execution of funding under two closings. The first closing occurred upon the signing of the aforementioned Securities Purchase Agreement and the second closing occurred upon the filing of a registration statement on Form SB-2. The Company issued the aforementioned securities to the investor pursuant to Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended (the "Act"), and/or Section 4 (2) of the Act.

     In addition, the Company has reserved for issuance an aggregate of 2,000,000 shares of the Company's common stock, which may be adjusted from time to time as agreed upon by the parties, to be issued to the debenture holder upon conversion of accrued interest and liquidated damages into common stockThe 2,000,000 shares were not required to be registered in the registration statement on Form SB-2. Additionally, in accordance with the Securities Purchase Agreement, the Company is required to maintain in escrow and registered five times the number of shares of common stock that would be needed to satisfy the full conversion of all such convertible debentures outstanding (currently
6,510,000 shares in reserve) and to issue additional shares as needed if the number of shares in escrow becomes less than required.

     In accordance with the use of proceeds, the funds received from Highgate are to be used to:

     o cover our current monthly burn rate during the filing period,
     o hire one to two additional junior sales persons and interns,
     o purchase related technology equipment in order to meet our current and potential client requirements,
     o cover our working capital requirements dedicated to increasing the sales and revenues of our Company.
     o cover monthly payments for our public relations and investor relations firms and our Washington D.C. lobby group
     o stress testing our software,
     o purchase strategic cold call listings,
     o pay for costs relating to our SEC filing obligations, financial audits, quarterly reviews and legal expenses incurred during filing period, and
     o cover expenses associated with marketing events, trade shows, travel and entertainment.

     Furthermore, we are prohibited from using the proceeds to repay any indebtedness of any of our insiders.

     The aforementioned debentures bear interest at a rate of 7% per annum and expire 2 years after the date of issuance. The debentures are convertible into shares of our common stock at a conversion price equal to the lesser of (i) 120% of the average closing bid price for the 5 trading days immediately preceding the closing date; or (ii) 80% of the lowest closing bid price for the 5 trading days immediately preceding the date of conversion. In addition, the Company has the right to redeem the debentures, at any time prior to its maturity, upon 3 business day's prior written notice to the holder. The redemption price is equal to 120% of the face amount redeemed plus accrued interest. In the event that the Company redeems the debentures within 180 days after the date of issuance, the redemption price shall be 110% of the face amount redeemed plus accrued interest.

     In addition, we entered into a Security Agreement with Highgate dated as of April 27, 2005 pursuant to which we granted Highgate a secured interest in all of our assets. Such secured interest shall be second in priority to the secured interest which we granted to Cornell Capital Partners, L.P. on December 20, 2004, as further described below. The Security Agreement contains certain negative covenants that will remain in effect until our repayment obligations pursuant to the convertible debenture have been satisfied. In accordance with such agreement, we may not, without Highgate's written consent, directly or indirectly:

     o permit to exist any assignment, transfer, pledge, mortgage, security interest or other lien or encumbrance in or against any part of the pledged property,

     o assign, pledge or in any way transfer or encumber Highgate's right to receive any income or other distribution from any part of the pledged property,

     o enter into any sale-leaseback financing respecting any part of the pledged property,

     o materially change our ownership, executive staff or management, including Mark L. Kay and Mark Corrao;

     o declare or pay any dividend of any kind, in cash or in property, on any class of our capital stock, or make any distribution of any kind in respect thereof, or

     o make any payments in respect of any pension, profit sharing, retirement, stock option, stock bonus, incentive compensation or similar plan, without the prior written consent of Highgate.

     In addition, we may not guarantee or be liable in any manner, whether directly or indirectly, or become contingently liable after the date of the Security Agreement in connection with the indebtedness of any person, except for
(i) the indebtedness currently secured by the liens identified on the pledged property and (ii) the endorsement of negotiable instruments payable to us for deposit or collection in the ordinary course of business.

     Further, we may not make any loan, advance or extension of credit to any person other than in the normal course of our business, and create, incur, or assume any additional indebtedness of any description whatsoever in an aggregate amount in excess of $25,000 (excluding trade accounts payable and accrued expenses incurred in the ordinary course of business). In addition, the Company may continue to accept debt and/or convertible debt investments from accredited investors for a maximum total of up to $2,000,000, providing no terms are better than the Cornell and Highgate convertible debenture terms.

     Additionally, the Company issued unsecured notes payable during the six months ended June 30, 2005 in an aggregate total of $370,000 to three unrelated parties.

     It is unlikely that we will be able to generate sufficient funds internally to sustain our operations until the fourth quarter 2005. We will seek to raise additional funds to continue our operation. It is management's plan to seek additional funding through the sale of common stock and the issuance of notes and debentures, including notes and debentures convertible into common stock. If we issue additional shares of common stock, the value of shares of existing stockholders is likely to be diluted.

     However, the terms of the secured convertible debentures issued to certain of the selling stockholders require that we obtain the consent of such selling stockholders prior to our entering into subsequent financing arrangements. No assurance can be given that we will be able to obtain additional financing, that we will be able to obtain additional financing on terms that are favorable to us or that the holders of the secured debentures will provide their consent to permit us to enter into subsequent financing arrangements.

     Our future revenues and profits, if any, will primarily depend upon our ability to secure sales of our suite of network security products. We do not at present generate significant revenue from the sales of our products. Although management believes that our products area competitive for customers seeking a high level of network security, we cannot forecast with any reasonable certainty whether our products will gain acceptance in the marketplace and if so by when. In addition, we are a reseller and potential distributor for various security and telecommunications related products, for which we anticipate minimal revenues over the next twelve (12) months.

     Except for the limitations imposed upon us respective to the secured convertible debentures of Cornell and Highgate, there are no material or known trends that will restrict either short term or long-term liquidity.

Off-Balance Sheet Arrangements

     We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Going Concern

     We  are  assuming  that  we  will  continue  as  a  going  concern,   which
contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses of approximately $2,166,437 for the six months ended June 30, 2005, compared to $1,569,779 for the six months ended June 30, 2004. At June 30, 2005, the Company's accumulated deficit was $6,170,674, its working capital was $72,531 and approximately 95% of its assets consist of prepaid expenses and deferred charges. Additionally, for the six months ended June 30, 2005, we had negative cash flows from operating activities of approximately $1,590,358. Since our inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business may require additional capital. This condition raises substantial doubt about our ability to continue as a going concern. Our management expects cash flows from operating activities to improve in the fourth quarter of fiscal 2005, primarily as a result of an increase in sales, and plans to raise financing through various methods to achieve the business plans, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional financing when required, we may have to modify, delay or abandon some or all of our business and expansion plans.

Critical Accounting Policies

     In accordance with generally accepted accounting principles ("GAAP"), we record certain assets at the lower of cost and/or fair value. In determining the fair value of certain of our assets, we must make judgments, estimates and assumptions regarding circumstances or trends that could affect the value of theses assets, such as economic conditions. Those judgments, estimates and assumptions are made based on current information available to us at that time. Many of those conditions, trends and circumstances are outside our control and if changes were to occur in the events, trends or other circumstances on which our judgments or estimates were based, we may be required under GAAP to adjust those of our earlier estimates that are affected by those changes. Changes in such estimates may require that we reduce the carrying value of the affected assets on our balance sheet (which are commonly referred to as "write downs" of the assets involved.

     It is our practice to establish reserves or allowances to record downward adjustments or "write-downs" in the carrying value of assets, such as accounts receivable. Such write-downs are recorded as charges to income or increases in the expense in our statement of operations in the periods when such reserves or allowances are established or increased to take account of changed conditions or events. As a result, our judgments, estimates and assumptions about future events can and will, affect not only the amounts at which we record such assets on our balance sheet, but, also our results of operations.

     In making our estimates and assumptions, we follow GAAP and accounting practices applicable to our business and those that we believe will enable us to make fair and consistent estimates of the fair value of assets and establish adequate reserves or allowances. Set forth below is a summary of the accounting policies, that we believe are material to an understanding of our financial condition and results of operations.

     SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line basis over the product's remaining estimated economic life. To date, all costs have been accounted for as research and development costs and no software development cost has been capitalized.

     Management will evaluate the net realizable value of software costs capitalized by comparing estimated future gross revenues reduced by the estimated future costs of completing, disposing of and maintaining the software. These costs also include the costs of performing maintenance and customer support required by us.

Revenue Recognition

     Sales transactions are recorded automatically and posted to the general ledger from the invoice produced when shipment of the product is completed. Invoices and sales returns are reconciled monthly. Each customer completes a credit application and a credit check is completed before credit is granted. Credit terms vary between thirty (30) and forty five (45) days and are dependent on the size of the customer and the agreement with the individual customer. The sales transaction is recorded when the product is delivered to the customer.

     We recognize revenue from the sales of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Delivery generally occurs when the product is delivered to a common carrier.

     We assess collection based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon the receipt of cash.

     For technology arrangements with multiple obligations (for example, undelivered software, maintenance and support), we allocate revenue to each component of the arrangement using the residual value method based on the fair value or the fixed agreement of the undelivered elements. Accordingly, we defer technology revenue in the amount equivalent to the fair value or the fixed agreement of the undelivered elements.

     We recognize revenue for maintenance services ratably over the contract term. Our training and consulting services are billed at hourly rates and we generally recognize revenue as these services are performed. However, upon execution of a contract, we determine whether any services included within the arrangement require us to perform significant work either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests. If these services are included as part of an arrangement, we recognize the fee using the percentage of completion method. We determine the percentage of completion based on our estimate of costs incurred to date compared with the total costs budgeted to complete the project.

Impairment of Intangible Assets

     We operate in an industry that is rapidly evolving and extremely competitive. It is reasonably possible that our accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis of intangible assets could change in the near term and that the effect of such changes on the financial statements could be material. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", we complete a test for impairment of certain other intangible assets annually and whenever events or circumstances indicate a potential impairment.

Stock Based Transactions

     We have concluded various transactions where we paid the consideration in shares of our common stock and/or warrants or options to purchase shares of our common stock. These transactions include:

     - Acquiring the services of various professionals who provided us with a range of corporate consultancy services, including developing business and financial models, financial advisory services, strategic planning, development of business plans, investor presentations and advice and assistance with investment funding;

     - Retaining the services of our Advisory Board to promote the business of the Company;

     - Settlement of our indebtedness; and

     - Providing incentives to attract, retain and motivate employees who are important to our success.

     When our stock is used in transactions, the transactions are generally valued using the price of the shares being transferred at the time the shares are issued for the services provided. If the value of the asset or service being acquired is available and is believed to fairly represent its market value, the transaction is valued using the value of the asset or service being provided.

     When options or warrants to purchase our stock are used in transactions with third parties, the transaction is valued using the Black-Scholes valuation method. The Black-Scholes valuation method is widely used and accepted as providing the fair market value of an option or warrant to purchase stock at a fixed price for a specified period of time. Black-Scholes uses five (5) variables to establish market value of stock options or warrants:

     - strike price (the price to be paid for a share of our stock);
     - price of our stock on the day options or warrants are granted;
     - number of days that the options or warrants can be exercised before they expire;
     - trading volatility of our stock; and
     - annual interest rate on the day the option or warrant is granted.

     The determination of expected volatility requires management to make an estimate and the actual volatility may vary significantly from that estimate. Accordingly, the determination of the resulting expense is based on a management estimate. To date the Company's volatility has not fluctuated significantly but may in the future once there is a public market.

     When options or warrants to purchase our stock are used as incentives for employees, officers or directors, we use the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees", as permitted by Statement of Financial Accounting Standards "SFAS" No. 123. The intrinsic value method calculates the value of the option or warrant at the difference between the strike price and the price of the stock on the day the option or warrant is granted, except that such value is zero if the strike price is higher than the price of the stock.

     If the Company determined compensation expense based on the fair value at the dates for those awards consistent with the method of SFAS No. 123 and not the intrinsic value method, the effect on the historical financial statements for the periods presented would be as follows:


-------------------- --------------------- ----------------- -------------------
        Period        Loss as Originally     Additional        Adjusted Loss For
                         Reported           Employee             The Period
                                            Compensation
                                              Expense
-------------------- --------------------- ----------------- -------------------
Year Ended December  $            800,717  $        120,311  $          921,028
31, 2003
-------------------- --------------------- ----------------- -------------------
Year Ended December             2,993,529           163,985           3,157,514
31, 2004
-------------------- --------------------- ----------------- -------------------
Six Months Ended June           1,569,779            80,643           1,650,422
30, 2004
-------------------- --------------------- ----------------- -------------------
Six Months Ended June           2,166,437            85,335           2,251,772
30, 2005
-------------------- --------------------- ----------------- -------------------

     Additionally, the effect on shareholders' equity would have been a reduction from $1,625,220 to $1,539,885 at June 30, 2005.

     When the Company offers incentives to it's employees, officers or directors, through the issuance of options or warrants, the Company calculates the fair value of the instruments at the time of the negotiations as part of it's evaluation of the compensation package offered to the parties. At the time the fair value of the instruments is evaluated all variables used to establish fair value are also re-evaluated.

     When the instruments are provided for past services or are provided fully vested and are not subject to return, the shares are valued at the market price at the time the instrument is delivered. When the instrument is provided for future services, the expense is based on the fair market value of the instruments when the services are provided.

     Once the transaction value is determined, GAAP requires us to record the transaction value as an expense or asset as determined by the transaction and to record an increase in our paid in capital.

Recent Accounting Pronouncements

     In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation. This statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and the related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. For public entities that are not small business issuers, the implementation of this statement is required as of the beginning of the first interim or annual reporting period after June 15, 2005. For public entities that are small business issuers, like us, the implementation of this statement, is required as of the beginning of the first interim or annual reporting period after December 15, 2005. Management is required to implement its statements beginning in the fiscal year January 1, 2006 and they are currently evaluating the impact of implementation of this statement on us.

Item 3.  Controls and Procedures.

     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

Item 1.  Legal Proceedings.

     The Company is not currently a party to, nor is any of its property currently the subject of, any pending legal proceeding. None of the Company's directors, officers or affiliates is involved in a proceeding adverse to the Company's business or has a material interest adverse to the Company's business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     On April 27, 2005, we entered into a Securities Purchase Agreement with Highgate House Funds, Ltd. ("Highgate") pursuant to which we sold a principal amount $750,000 7% secured convertible debentures, and 150,000 shares of our common stock, par value $.0001 per share. The secured debentures bear simple interest at a rate of 7% per annum and expire 2 years after the date of issuance. The secured debentures are convertible into shares of our common stock at a conversion price equal to the lesser of (i) 120% of the average closing bid price for the 5 trading days immediately preceding the closing date; or (ii) 80% of the lowest closing bid price for the 5 trading days immediately preceding the date of conversion. In addition, we have the right to redeem the secured debentures, at any time prior to its maturity, upon 3 business days prior written notice to the holder. In the event that we redeem the secured debentures within 180 days after the date of issuance, the redemption price shall be 110% of the remaining balance of the secured debentures plus accrued interest. After 180 days the secured debentures may be redeemed at 120% of the remaining balance of the secured debentures plus accrued interest.

     * All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of StrikeForce or executive officers of StrikeForce, and transfer was restricted by StrikeForce in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Item 3.  Defaults Upon Senior Securities.

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 5.  Other Information.

     None.

Item 6.  Exhibits.

Exhibit
Number                                   Description
--------------------------------------------------------------------------------
3.1 Amended and Restated Certificate of Incorporation of StrikeForce Technologies, Inc. (1)
3.2         By-laws of StrikeForce Technologies, Inc. (1)
10.1        2004 Stock Option Plan. (1)
10.2 Securities Purchase Agreement dated December 20, 2004, by and among StrikeForce Technologies, Inc. and Cornell Capital Partners, LP. (1)
10.3        Secured Convertible Debenture with Cornell Capital Partners, LP. (1)
10.4 Investor Registration Rights Agreement dated December 20, 2004, by and between StrikeForce Technologies, Inc. and Cornell Capital Partners, LP in connection with the Securities Purchase Agreement.
            (2)

10.5 Escrow Agreement, dated December 20, 2004, by and between StrikeForce Technologies, Inc. and Cornell Capital Partners, LP in connection with the Securities Purchase Agreement. (2)
10.6 Security Agreement dated December 20, 2004, by and between StrikeForce Technologies, Inc. and Cornell Capital Partners, LP in connection with the Securities Purchase Agreement. (1)
10.7 Secured Convertible Debenture with Cornell Capital Partners, LP dated January 18, 2005. (1)
10.8        Asset Purchase Agreement with NetLabs.com, Inc. and Amendments. (1)
10.9 Employment Agreement dated as of May 20, 2003, by and between StrikeForce Technologies, Inc. and Mark L. Kay. (1)
10.10 Amended and Restated Secured Convertible Debenture with Cornell Capital Partners, LP dated April 27, 2005. (1)
10.11 Amendment and Consent dated as of April 27, 2005, by and between StrikeForce Technologies, Inc. and Cornell Capital Partners, LP. (1)
10.12 Securities Purchase Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)
10.13 Investor Registration Rights Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (2)
10.14 Secured Convertible Debenture with Highgate House Funds, Ltd. dated April 27, 2005. (2)
10.15 Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)
10.16 Escrow Shares Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)
10.17 Security Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)
10.18 Network Service Agreement with Panasonic Management Information Technology Service Company dated August 1, 2003 (and amendment). (1)
10.19       Client Non-Disclosure Agreement. (1)
10.20       Employee Non-Disclosure Agreement. (1)
10.21 Secured Convertible Debenture with Highgate House Funds, Ltd. dated May 6, 2005. (2)
10.22 Termination Agreement with Cornell Capital Partners, LP dated February 19, 2005. (1)
31.1 Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.2 Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002. (3)
32.1 Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002. (3)
32.2 Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002. (3)


(1) Filed as an exhibit to the Registrant's Form SB-2 dated as of May 11, 2005 and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's Amendment No. 1 to Form SB-2 dated as of June 27, 2005 and incorporated herein by reference.

(3) Filed herewith.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       STRIKEFORCE TECHNOLOGIES, INC.


Dated:   August 19, 2005               By: /s/ Mark L. Kay
                                       ---------------------
                                       Mark L. Kay
                                       Chief Executive Officer


Dated:   August 19, 2005               By: /s/ Mark Joseph Corrao
                                       ---------------------------
                                       Mark Joseph Corrao
                                       Chief Financial Officer and
                                       Principal Accounting Officer