Form 10QSB
period 2005-09-30
StrikeForce Technologies Inc.
filed 2005-11-21
CIK 1285543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ________________________________


                         STRIKEFORCE TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

            NEW JERSEY                                 22-3827597
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)


                     1090 King Georges Post Road, Suite 108
                                Edison, NJ 08837
                    (Address of principal executive offices)

                    Issuer's telephone Number: (732) 661-9641

                                 WITH COPIES TO:

                            Richard A. Friedman, Esq.
                       Sichenzia Ross Friedman Ference LLP
                           1065 Avenue of the Americas
                            New York, New York 10018
                                 (212) 930-9700
                               Fax: (212) 930-9725

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court: Yes [ ] No [ ]

     Indicate by check whether the registrant is a shell company (as defined in rule 12b of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 17, 2005, the issuer had 18,032,525 outstanding shares of Common Stock.

     Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                                       Page
                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements
                      Consolidated Balance Sheets...............................        1
                      Consolidated Statement of Operations......................        2
                      Consolidated Statements of Cash Flows.....................        3
                      Notes to Consolidated Financial Statements................        7

Item 2.       Management's Discussion and Analysis or Plan of Operation.........       32

Item 3.       Controls and Procedures...........................................       42

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.................................................       42

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.......       43

Item 3.       Defaults Upon Senior Securities...................................       43

Item 4.       Submission of Matters to a Vote of Security Holders...............       43

Item 5.       Other Information.................................................       43

Item 6.       Exhibits .........................................................       43

SIGNATURES......................................................................       45

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.



                         STRIKEFORCE TECHNOLOGIES, INC.

                              FINANCIAL STATEMENTS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004

                                   (UNAUDITED)

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
                                   (UNAUDITED)



                                                                                                 Page Number

Financial Statements

Balance sheet at September 30, 2005 and December 31, 2004 (Audited)                                   2

Statement of operations for the three and nine months ended September 30, 2005 and 2004               3

Statement of stockholders' equity for the nine months ended
   September 30, 2005                                                                                 4

Statement of cash flows for the nine months ended September 30, 2005 and 2004                         5

Notes to financial statements                                                                       6 - 31

                        STRIKEFORCE TECHNOLOGIES, INC.
                                 BALANCE SHEET

                                     ASSETS
                                                                              September 30,             December 31,
                                                                                 2005                       2004
                                                                             (Unaudited)                 (Audited)
                                                                         ----------------------   ----------------------
Current Assets:
   Cash and cash equivalents                                             $               17,708   $              103,745
   Accounts receivable, net                                                              11,511                   12,698
   Prepaid expenses                                                                     604,359                  574,839
                                                                         ----------------------   ----------------------
     Total current assets                                                               633,578                  691,282

Property and equipment, net                                                              44,803                   33,706
Long-term portion of deferred royalties                                               3,272,250                2,798,792
Intangible assets, net                                                                   10,495                   13,852
Security deposit                                                                          8,684                    8,684
                                                                         ----------------------   ----------------------
Total Assets                                                             $            3,969,810   $            3,546,316
                                                                         ======================   ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Convertible notes payable                                             $              158,000   $              500,000
   Convertible notes payable - related parties                                          407,500                  247,500
   Notes payable - related parties                                                      191,200                  203,700
   Capital leases payable                                                                24,662                   23,046
   Accounts payable                                                                     199,349                  121,731
   Accrued expenses                                                                     153,183                  134,057
   Payroll taxes payable                                                                 45,513                   52,930
   Due to related party                                                                  17,500                        -
   Due to employees                                                                       7,594                    3,993
                                                                         ----------------------   ----------------------
     Total current liabilities                                                        1,204,501                1,286,957

Secured convertible notes payable                                                     1,409,329                        -
Convertible notes payable                                                               385,000                        -
Long-term portion of capital leases payable                                              32,700                   50,780
                                                                         ----------------------   ----------------------
     Total Liabilities                                                                3,031,530                1,337,737
                                                                         ----------------------   ----------------------

Commitments and contingencies

Stockholders' Equity
   Preferred stock, par value $0.10 - 10,000,000 shares authorized,
    -0- issued and outstanding                                                                -                        -
   Common stock, par value $0.0001 - 100,000,000 shares
    authorized, 17,657,190 issued and outstanding                                         1,766                    1,716
   Additional paid-in capital                                                         8,024,367                6,290,961
   Accumulated deficit                                                               (7,087,853)              (4,004,237)
                                                                         ----------------------   ----------------------
     Total Stockholders' Equity                                                         938,280                2,288,440
                                                                         ----------------------   ----------------------
Total Liabilities and Stockholders' Equity                               $            3,969,810   $            3,626,177
                                                                         ======================   ======================

                     See notes to the financial statements.

                         STRIKEFORCE TECHNOLOGIES, INC.
                            STATEMENT OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                  (UNAUDITED)

                                                                For the three months                      For the nine months
                                                                 ended September 30,                      ended September 30,
                                                              2005                2004                 2005                 2004
                                                      ------------------   -----------------   ------------------  -----------------
Revenues                                              $          14,620    $         27,528    $          26,373   $         55,621

Cost of sales                                                     4,169               7,820                8,425              7,820
                                                      ------------------   -----------------   ------------------  -----------------

Gross profit                                                     10,451              19,708               17,948             47,801
                                                      ------------------   -----------------   ------------------  -----------------

Operating expenses:
Selling, general and administrative expenses                    747,581             608,183            2,594,837          2,104,110
Research and development                                         89,303              60,436              263,767            132,747
                                                      ------------------   -----------------   ------------------  -----------------
Total operating expenses                                        836,884             668,619            2,858,604          2,236,857
                                                      ------------------   -----------------   ------------------  -----------------

Loss from operations before other expense                      (826,433)           (648,911)          (2,840,656)        (2,189,056)
                                                      ------------------   -----------------   ------------------  -----------------

Other expense:
Interest and financing expense                                   90,746               4,640              242,960             34,274
                                                      ------------------   -----------------   ------------------  -----------------
Total other expense                                              90,746               4,640              242,960             34,274
                                                      ------------------   -----------------   ------------------  -----------------

Net loss                                              $        (917,179)   $       (653,551)   $      (3,083,616)  $     (2,223,330)
                                                      ==================   =================   ==================  =================

Basic and diluted loss per common share               $           (0.05)   $          (0.04)   $           (0.18)  $          (0.15)
                                                      ==================   =================   ==================  =================

Weighted average number of common shares outstanding         17,547,605          16,098,152           17,400,272         14,884,374
                                                      ==================   =================   ==================  =================

                     See notes to the financial statements.

                          STRIKEFORCE TECHNOLOGIES, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                                  (UNAUDITED)


                                                   Common Stock         Additional                    Total
                                               ----------------------    Paid-in    Accumulated   Stockholders'
                                      Date        Shares      Amount     Capital      Deficit       Equity
                                    -------    ----------    --------  -----------  ------------  --------------
Balance at December 31, 2004                   17,160,313    $  1,716  $ 6,290,961  $ (4,004,237) $    2,288,440

Sale of shares for cash              Jan-05        95,209          10       68,540             -          68,550

Beneficial conversion value
of secured debenture                 Jan-05             -           -      125,000             -         125,000

Issuance of shares for
consulting services                  Mar-05        33,333           3       29,997             -          30,001

Revaluation of stock
options granted for
future royalties                     Mar-05             -           -      954,175             -         954,175

Shares issued for
financing expense
related to secured debentures        Apr-05       150,000          15      134,985             -         135,000

Beneficial conversion value
of secured debenture                 Apr-05             -           -       93,750             -          93,750

Beneficial conversion value
of secured debenture                 May-05             -           -       93,750             -          93,750

Net effect of beneficial
conversion value of
consolidation and newly
issued secured debenture             Jun-05             -           -       37,469             -          37,469

Revaluation of stock options
granted for future royalties         Jun-05             -           -      (34,476)            -         (34,476)

Issuance of shares for
consulting services                  Jul-05       100,000          10       89,990             -          90,000

Issuance of stock options
for recruiting fees                  Jul-05             -           -        4,160             -           4,160

Sale of shares for cash              Aug-05        51,112           5       45,995             -          46,000

Sale of shares for cash              Sep-05        67,223           7       60,493             -          60,500

Issuance of warrants in
connection with convertible notes    Sep-05             -           -        3,959             -           3,959

Revaluation of stock options
granted for future royalties         Sep-05             -           -       25,619             -          25,619

Net loss                                                -           -            -    (3,083,616)     (3,083,616)
                                    -------     ----------    --------  -----------  ------------  --------------

Balance at September 30, 2005                   17,657,190    $ 1,766  $ 8,024,367  $ (7,087,853) $      938,280
                                                ==========    ========  ===========  ============  ==============

                     See notes to the financial statements.

                         STRIKEFORCE TECHNOLOGIES, INC
                            STATEMENT OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                  (UNAUDITED)

                                                                                        2005                        2004
                                                                                --------------------        --------------------
Cash flows from operating activities:
Net loss                                                                        $         (3,083,616)       $         (2,223,330)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation and amortization                                                             19,983                      14,532
    Amortization of deferred financing costs                                                 105,950                           -
    Professional fees through issuance of common stock and stock options                     192,250                     683,200
    Financing costs paid through issuance of common stock and warrants                       136,937                       6,477
    Royalty expense paid through issuance of stock options                                   363,825                           -
    Recruiting fees paid through issuance of stock options                                     4,160                           -
    Settlement paid through issuance of stock options                                              -                       7,160
    Amortization of unearned services                                                              -                      51,994
Changes in assets and liabilities affecting operations:
  Accounts receivable, net                                                                     1,187                        (580)
  Prepaid expenses                                                                              (378)                     (5,351)
  Accounts payable                                                                            77,617                     111,742
  Accrued expenses                                                                            61,502                      91,201
  Payroll taxes payable                                                                       (7,417)                          -
  Due to factor                                                                                    -                      (3,969)
  Due to related party                                                                             -                      18,000
  Due to employees                                                                             3,601                      (4,167)
                                                                                --------------------        --------------------
Net cash used in operating activities                                                     (2,124,399)                 (1,253,091)
                                                                                --------------------        --------------------
Cash flows from investing activities:
 Investment in website                                                                             -                      (2,100)
 Purchases of property and equipment                                                         (27,724)                     (3,957)
                                                                                --------------------        --------------------
Net cash used in investing activities                                                        (27,724)                     (6,057)
                                                                                --------------------        --------------------
Cash flows from financing activities:
 Proceeds from sale of common stock                                                          175,050                   1,029,225
 Proceeds from convertible notes payable                                                   1,920,000                           -
 Proceeds from convertible notes payable - related parties                                         -                     215,000
 Proceeds from notes payable - related parties                                                     -                     129,380
 Payments on convertible notes payable - related parties                                           -                     (20,000)
 Payments on notes payable - related parties                                                 (12,500)                     (9,000)
 Payments on note payable                                                                          -                      (2,000)
 Principal payments for capital leases                                                       (16,464)                    (16,053)
                                                                                --------------------        --------------------
Net cash provided by financing activities                                                  2,066,086                   1,326,552
                                                                                --------------------        --------------------
Net increase in cash                                                                         (86,037)                     67,404

Cash, beginning of period                                                                    103,745                       4,285
                                                                                --------------------        --------------------
Cash, end of period                                                             $             17,708        $             71,689
                                                                                ====================        ====================
Supplemental disclosure of cash flow information:
 Interest expense                                                               $             23,641        $             23,708
                                                                                ====================        ====================
 Income taxes                                                                   $                  -        $                  -
                                                                                ====================        ====================
Supplemental schedule of non-cash activities:
 Financing cost related to beneficial conversion
 value of secured debenture                                                     $            349,969        $                  -
                                                                                ====================        ====================
 Revaluation of stock options issued for prepaid royalties                      $            945,319        $                  -
                                                                                ====================        ====================
 Consulting services for convertible note                                       $             33,000        $                  -
                                                                                ====================        ====================
 Accrued interest converted into convertible note                               $             24,876        $                  -
                                                                                ====================        ====================
 Warrants issued in connection with convertible notes                           $              3,958        $              2,099
                                                                                ====================        ====================
 Issuance of shares for consulting services                                     $                  -        $            971,200
                                                                                ====================        ====================
 Issuance of options for consulting services                                    $                  -        $              7,160
                                                                                ====================        ====================

                     See notes to the financial statements.

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
                                   (UNAUDITED)

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

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a)   Interim period
          --------------

          The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-QSB and Items 303 and 310(B) of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2005 and the results of the operations for the three and nine months ended September 30, 2005, changes in stockholders' equity and cash flows for the nine months ended September 30, 2005. The results for the three and nine months ended September 30, 2005, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2005.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations.

          These unaudited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2004 as included in the Company's report on amended Form SB-2 filed on July 28, 2005.

     b)   Cash and cash equivalents
          -------------------------

          The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash and cash equivalents. The Company maintains balances in accounts, which at times, may exceed Federal Deposit Insurance Corporation insured limits. The Company believes that such risk is minimal based on the reputation of the financial institution.

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
                                   (UNAUDITED)

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

     e)   Long-lived assets
          ------------------

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

     g)   Revenue recognition
          -------------------

          The Company's revenues are derived principally from the sale and installation of its various identification protection software products and related hardware and services. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, that the product has been shipped or the services have been provided to the customer, that the sales price is fixed or determinable, and collectibility is reasonably assured. The Company reduces revenue for estimated customer returns. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue:

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
                                   (UNAUDITED)


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (cont'd)

     g)   Revenue recognition - (cont'd)
          ------------------------------

          Hardware - Revenue from hardware sales is recognized when the product is shipped to the customer and there are either no unfulfilled company obligations or any obligations that will not affect the customer's final acceptance of the arrangement. Any cost of these obligations is accrued when the corresponding revenue is recognized. For the nine months ended September 30, 2005 and 2004, total hardware revenues for products shipped or delivered were $7,929 (which was 30% total revenues) and $20,636 (which was 37% total revenues), respectively.

          Software - Revenue from delivered elements of one-time charge licensed software is recognized at the inception of the license term, provided the Company has vendor-specific objective evidence of the fair value of each delivered element. Revenue is deferred for undelivered elements. The Company recognizes revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured. Delivery generally occurs when the product is delivered to a common carrier. The Company assesses collection based on a number of factors,
          including  past   transaction   history  with  the  customer  and  the
          creditworthiness of the customer. The Company does not request collateral from customers. If the Company determines that collection of a fee is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. Revenue from monthly software licenses is recognized on a subscription basis. For the nine months ended September 30, 2005 and 2004, total software revenues for software shipped or delivered were $5,500 (which was 21% of total revenues) and $6,875 (which was 12% of total revenues), respectively.

          Services - Revenue from time and service contracts is recognized as the services are provided. The Company offers an Application Service Provider hosted service whereby customer usage transactions are invoiced monthly on a cost per transaction basis. The service is sold via the execution of a Customer Agreement between the Company and the Company's end user. Initial set-up fees are recognized upon completion of service. For the nine months ended September 30, 2005 and 2004, total revenues for services provided were $12,944 (which was 49% of total revenues) and $24,430 (which was 44% of total revenues), respectively.

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

          Commissions - In 2001 the Company became a reseller of Nextel and XO Communication cellular services. These sales provided both commissions on the sale of Nextel phones and residual commission income from XO Communications beginning in January 2002. For the nine months ended September 30, 2005 and 2004, commission income was $0 and $3,680 (which was 7% of total revenues), respectively. The commission revenue varied from month to month, dependent on the utilization of the services by the customer and the terms of their contracts. Effective August 2004, the Company no longer received these

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
                                   (UNAUDITED)

NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (cont'd)

     g)   Revenue recognition - (cont'd)
          ------------------------------

          commissions due to the conclusion of the residual terms between the Company and XO Communications, and the Company ceasing to resell Nextel phones. All revenue from commissions was recognized when received.

     h)   Software development costs
          --------------------------

          Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line basis over the product's remaining estimated economic life. To date, all costs have been accounted for as research and development costs and no software development cost has been capitalized. Total research and development costs for the nine months ended September 30, 2005 and 2004 were $263,767 and $132,747, respectively.

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

     i)   Comprehensive income
          --------------------

          The Company adopted SFAS No. 130, "Accounting for Comprehensive Income." This statement establishes standards for reporting and disclosing of comprehensive income and its components (including revenues, expenses, gains and losses) in full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company had no items or other comprehensive income for the nine months ended September 30, 2005 and 2004.

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

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
                                   (UNAUDITED)


NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (cont'd)

     j)   Stock-based compensation - (cont'd)
          -----------------------------------

          The Company currently accounts for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", as permitted by SFAS No.
          123. During the nine months ended September 30, 2005 and 2004, there was no stock-based employee compensation cost included in the determination of net loss reported. Had the Company determined compensation expense based on the fair value at the grant dates for those awards consistent with the method of SFAS No. 123, the Company's net loss per share would have been increased to the following pro forma amounts for the nine months ended September 30, 2005 and 2004:

                                                                             2005                     2004
                                                                        -------------           --------------
     Net loss as reported                                               $ (3,083,616)           $  (2,223,330)

     Deduct: total stock based employee compensation
     expense determined under fair value based methods
     for all awards, net of related tax effects                             (131,057)                (123,274)
                                                                        -------------           --------------
     Pro forma net loss                                                 $ (3,214,673)           $  (2,346,604)
                                                                        =============           ==============


     Basic and diluted net loss per share as reported                   $      (0.18)           $       (0.15)
     Pro forma basic and diluted net loss per share                     $      (0.19)           $       (0.16)

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
                          Expected life                        5 -10 years

     k)   Loss per common share
          ---------------------

          Loss per common share is computed pursuant to SFAS No. 128, "Earnings Per Share." Basic loss per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt. As of September 30, 2005 and 2004, options and warrants were excluded from the diluted loss per share computation, as their effect would be anti-dilutive.

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
                                   (UNAUDITED)

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

     n)   New accounting pronouncements
          -----------------------------

          The FASB issued Staff Position FIN46(R)-5, Implicit Variable Interests Under FASB Interpretation No. 46 (revised December 2003), in March 2005. It addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity ("VIE") or potential VIE when specific conditions exist. In 2005, the Company has adopted this pronouncement.

          The FASB issued Staff Position FIN 47, Accounting for Conditional Asset Retirement Obligations, and an interpretation of FASB Statement No. 143, in March 2005. The Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The statement clarifies the term "conditional asset retirement obligation" as used in FASB 143. The Company believes that it is already in compliance with the statement and does not expect any impact on financial position or results of operations when adopted.

          In December 2004, the FASB issued FSP FAS No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004" ("FSP FAS No. 109-1"). This statement requires the qualified production activities deduction as defined in the American Jobs Creation Act of 2004 (the "Jobs Act") to be accounted for as a special deduction in accordance with SFAS No. 109, "Accounting for Income Taxes." The statement also requires that the special deduction should be considered in measuring deferred taxes when graduated tax rates are a significant factor and when assessing whether a valuation allowance is necessary. FSP FAS No. 109-1 was effective upon issuance. In accordance with the Jobs Act, determination of the qualified production activities deduction is not required until 2005. Due to the projected tax losses for the next few years, management does not believe that this statement will have a material effect on the Company's results of operations, financial condition and liquidity.

          The FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"). SFAS 154 is effective, and will be adopted, for accounting changes made in fiscal years beginning after December 15, 2005 and is to be applied retrospectively. SFAS 154 requires that retroactive application of a change in accounting principle be limited to the direct effects of the change. Adoption is not expected to have a material effect on the Company's financial position or results of operations.

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
                                   (UNAUDITED)

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (cont'd)

     n)   New accounting pronouncements - (cont'd)
          ----------------------------------------

          In  December  2004,  the  FASB  issued  SFAS  No.  153  "Exchanges  of
          Non-monetary Assets--an amendment of APB Opinion No. 29." This Statement amended APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is currently evaluating the impact of this new standard, but believes that it will not have a material impact upon the Company's financial position, results of operations or cash flows.

          The Company does not believe that any other of the recently issued and adopted, but not yet effective, accounting standards would have a material effect on the accompanying financial statements.

     o)   Reclassifications
          -----------------

          Certain reclassifications have been made to all periods presented in the financial statements to conform to the current periods presentation. The Company, in the period reclassified, deferred and prepaid financing cost related to the secured convertible notes payable. These costs have now been reclassified and included in the netting of the discount for the value of the debt (see Note 8). The result of this reclassification has no material income statement effect to prior periods.

NOTE 3  - GOING CONCERN

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. At September 30, 2005, the Company's accumulated deficit was $7,087,853, its working capital deficiency was $570,923 and approximately 98% of its assets consist of prepaid expenses and deferred charges. In addition, the Company had net losses of $3,083,616 for the nine months ended September 30, 2005.

          Currently, the Company is aggressively attempting to increase revenues and improve profit margins by implementing a revised sales strategy. In principle, the Company is redirecting its sales focus from direct sales to companies using an internal sales force, to selling through a distribution channel of Value Added Resellers and Original Equipment Manufacturers. The profit margin for this approach is more lucrative than selling direct due to the increase in sales volume. This revised sales approach should increase the Company's sales and revenues in order to mitigate future losses. In addition, management has raised funds through convertible debt instruments and the sale of equity in order to alleviate the working capital deficiency. Additionally, the Company raised an additional $750,000 through two separate Secured Convertible Debentures of $375,000 each executed in April 2005 and May 2005 (see Note 8). Through the utilization of the public capital markets, the Company plans to raise the funds necessary to continue, expand and enhance its growth, however, there can be no assurance that this will be able to increase revenues or raise additional capital. The Securities and Exchange Commission declared the Company's registration statement on Form SB-2 effective on August 3, 2005. In October 2005, the Company engaged the investment banking services of
          H.  C.   Wainwright  &  Company   ("HCW")  as  placement  agent  on  a
          best-efforts basis to arrange the sale of senior debt and or equity-linked securities including convertible debt on behalf of the Company in an amount of $5,000,000 dollars (see Note 19).

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
                                   (UNAUDITED)


NOTE 3  - GOING CONCERN - (cont'd)

          These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE 4 -  PREPAID EXPENSES

          At September 30, 2005, prepaid expenses consist of the following:

              Short term portion of royalties             $         473,096
              Consulting services                                   128,750
              Other                                                   2,513
                                                          ------------------
                                                          $         604,359
                                                          ==================

          Prepaid royalties were derived from an agreement on December 2, 2004 with NetLabs.Com, Inc. (see Note 15). The prepaid royalties are being amortized over the term of the agreement which terminates August 31, 2013. For the nine months ended September 30, 2005, $363,825 of royalties was expensed, $473,096 was classified as short-term prepaid royalties and the remainder of $3,272,250 was classified as long-term assets on the balance sheet.

          Prepaid consulting services were derived from certain agreements. The first agreement relates to an agreement in June 2004 with an advisory firm in which the advisor was compensated with stock valued at $252,000 (see Note 15), in May 2005 with a public relations firm in which the firm was compensated in the form of a convertible note valued at $33,000 (see Note 9) and in July 2005 with a law firm in which the firm was compensated with stock valued at $90,000 (see Note
          15). The consulting costs are valued at $375,000 and are being amortized over the term of the agreements which terminate December 2005, May 2006 and July 2006, respectively. For the nine months ended September 30, 2005, the Company has recorded $162,250 of consulting expense related to the agreements.

NOTE 5  - PROPERTY AND EQUIPMENT, NET

          At September 30, 2005, property and equipment, at cost, consist of the following:

          Computer equipment and software          $            66,793
          Furniture and fixtures                                10,157
          Office equipment                                      15,906
                                                   --------------------
          Total property and equipment                          92,856
          Less:  accumulated depreciation                      (48,053)
                                                   --------------------

          Property and equipment, net              $            44,803
                                                   ====================

          Depreciation expense for the nine months ended September 30, 2005 and 2004 amounted to $16,627 and $12,588, respectively.

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
                                   (UNAUDITED)

NOTE 6  - INTANGIBLE ASSETS

          At September 30, 2005, intangible assets, consist of the following:

           Website                                $            13,426
           Technology                                           4,329
                                                  --------------------
           Total intangible assets                             17,755

           Less:  accumulated amortization                     (7,260)
                                                  --------------------

           Intangible assets, net                 $            10,495
                                                  ====================

          Amortization expense for the nine months ended September 30, 2005 and 2004 amounted to $3,357 and $1,944, respectively.

NOTE 7  - ACCRUED EXPENSES

          Accrued expenses consist of the following at September 30, 2005:

          Interest                                $           113,683
          Commitment fees                                      18,750
          Professional fees                                    20,750
                                                  --------------------

          Total accrued expenses                  $           153,183
                                                  ====================

NOTE 8  - SECURED CONVERTIBLE NOTES PAYABLE

          In December 2004, the Company entered into a Securities Purchase Agreement for the sale of an aggregate of $1,000,000 principal amount of convertible debentures with Cornell. The terms of the Securities Purchase Agreement provide for the first secured convertible debenture of $500,000 to be issued upon signing of the Securities Purchase Agreement and the second secured convertible debenture to be issued with the same terms as the first secured convertible debenture five business days after a registration statement is filed with the SEC. The convertible debentures are due and payable, bearing interest at 8% per annum, three years from the date of issuance, unless sooner converted into shares of our common stock. The holder is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of this debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company's common stock at the price per share equal to the lesser of an amount equal to 120% of the initial bid price or an amount equal to 80% of the lowest volume weighted average price of the Company's common stock for the last five trading days immediately preceding the conversion date. If not converted at the holder's option, the entire principal amount and all accrued interest shall be due to the holder on the third year anniversary of the debenture. The Company, at its option, may redeem, with fifteen days advance written notice, a portion or the entire outstanding convertible debenture. The redemption price shall be 110% of the amount redeemed plus accrued interest. The convertible debentures are secured by the assets of the Company and accrued interest payable is due at the end of the term.

          In December 2004, in accordance with the Securities Purchase Agreement, upon signing the Security Purchase Agreement the Company issued an 8% secured convertible debenture in the amount of $500,000 with Cornell.

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
                                   (UNAUDITED)

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

          On April 27, 2005, the Company entered into a Securities Purchase Agreement with Highgate pursuant to which the Company is to receive $750,000 in exchange for two 7% secured convertible debentures amounting to $750,000 that mature in 2 years, and the issuance of 150,000 shares of the Company's common stock. The Securities Purchase Agreement provides for the execution of funding under two secured convertible debentures. The first debenture funding occurred upon the signing of the aforementioned Securities Purchase Agreement and the second debenture and funding occurred upon the filing of the Form SB-2. The Company issued the aforementioned securities to the investor pursuant to Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended (the "Act"), and/or Section 4 (2) of the Act. In addition, the Company has agreed to reserve for issuance an aggregate of 2,000,000 shares of the Company's common stock, which may be adjusted from time to time as agreed upon by the parties, to be issued to the debenture holder upon conversion of accrued interest and liquidated damages into common stock and additional shares of common stock required to be issued to the debenture holder in accordance with the Securities Purchase Agreement. The 2,000,000 shares were not registered in the Form SB-2. Additionally, in accordance with the Securities Purchase Agreement, the Company is required to maintain in escrow and register with the SEC five times the number of shares of common stock that would be needed to satisfy the full conversion of all such Convertible Debentures outstanding (currently 6,510,000 shares in reserve) and to issue additional shares as needed if the number of shares in escrow becomes less than that required. Further, following a notice of conversion, the investors may sell escrowed shares in the registered distribution before they are actually delivered, but, the investors will not engage in short sales.

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
                                   (UNAUDITED)


NOTE 8  - SECURED CONVERTIBLE NOTES PAYABLE  - (cont'd)

          The aforementioned debentures bear interest at a rate of 7% per annum and expire 2 years after the date of issuance. The debentures are convertible into shares of our common stock at a conversion price equal to the lesser of (i) 120% of the average closing bid price for the 5 trading days immediately preceding the closing date; or (ii) 80% of the lowest closing bid price for the 5 trading days immediately preceding the date of conversion. In addition, the Company has the right to redeem the debentures, at any time prior to its maturity, upon 3 business days prior written notice to the holder. The redemption price is equal to 120% of the face amount redeemed plus accrued interest. In the event that the Company redeems the debentures within 180 days after the date of issuance, the redemption price shall be 110% of the face amount redeemed plus accrued interest. Interest expense for the three secured convertible debentures for the nine months ended September 30, 2005 was approximately $80,764.

          The Security Agreement contains certain negative covenants that will remain in effect until the repayment obligations pursuant to the convertible debenture have been satisfied. In accordance with the agreement, the Company may not, without Highgate's written consent, directly or indirectly permit to exist any assignment, transfer, pledge, mortgage, security interest or other lien or encumbrance in or against any part of the pledged property, assign, pledge or in any way transfer or encumber Highgate's right to receive any income or other distribution from any part of the pledged property, enter into any sale-leaseback financing respecting any part of the pledged property, materially change our ownership, executive staff or management, including the CEO and CFO; declare or pay any dividend of any kind, in cash or in property, on any class of our capital stock, or make any distribution of any kind in respect thereof, or make any payments in respect of any pension, profit sharing, retirement, stock option, stock bonus, incentive compensation or similar plan, without the prior written consent of Highgate. In addition, the Company may not guarantee or be liable in any manner, whether directly or indirectly, or become contingently liable after the date of the Security Agreement in connection with the indebtedness of any person, except for (i) the indebtedness currently secured by the liens identified on the pledged property and (ii) the endorsement of negotiable instruments payable to us for deposit or collection in the ordinary course of business. Further, the Company may not: make any loan, advance or extension of credit to any person other than in the normal course of our business, and create, incur, or assume any additional indebtedness of any description whatsoever in an aggregate amount in excess of $25,000, excluding trade accounts payable and accrued expenses incurred in the ordinary course of business. In addition, the Company may continue to accept debt and/or convertible debt investments from accredited investors fora maximum total of up to $2,000,000, providing no terms are better than the Cornell and Highgate convertible debenture terms. The Company has paid $75,000 for structuring fees and expenses and $5,000 for commitment fees related to this Securities Purchase Agreement.

          The debentures have included a beneficial conversion value. The beneficial conversion value represents the difference between the fair market value of the common stock on the date the debenture was sold and the price at which the debenture could be converted into common stock. The Company has allocated a portion of the proceeds from the debentures between the underlying debt instrument and the beneficial conversion value, and has recorded a discount on the debt instrument totaling $443,719. This deferred charge is being amortized to financing expense over the life of the related debt instrument, which is approximately two years at a rate of approximately 15.5% per annum. For the nine months ended September 30, 2005, the Company has recorded $105,950 of financing expense related to the amortization of the beneficial conversion value. At September 30, 2005, $221,860 of the beneficial conversion value remains.

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
                                   (UNAUDITED)

NOTE 9  - CONVERTIBLE NOTES PAYABLE

          In January 2005, the Company executed an 8% convertible debenture in the amount of $125,000 with an investor. At any time after the effective date of the Company's registration statement, the holder is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of the debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company's common stock at the price of $0.90 per share. If not converted at the holder's option, the entire principal amount and all accrued interest shall be due to the holder on the first year anniversary of the debenture. This note is included in current liabilities on the balance sheet at September 30, 2005.

          In March 2005, the Company executed an 8% convertible debenture in the amount of $235,000 with an investor group. Now that the Form SB-2 has been declared effective, the holder is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of the debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company's common stock at the price of $0.90 per share. If not converted at the holder's option, the entire principal amount and all accrued interest shall be due to the holder on the third year anniversary of the debenture. This note is included in current liabilities on the balance sheet at September 30, 2005.

          In June 2005, the Company executed a non-interest  bearing convertible note in the amount of $33,000 with a public relations firm for services rendered. At any time prior to repayment of all outstanding principle, the holder is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of the debenture, all or any part of the principal amount of the debenture into shares of the Company's common stock at the price of $0.90 per share. If not converted at the holder's option, the entire principal amount shall be due to the holder on the first year anniversary of the note. This note is included in current liabilities on the balance sheet at September 30, 2005.

          In June 2005, the Company executed an 8% convertible debenture in the amount of $10,000 with an individual. Now that the Form SB-2 has been declared effective, the holder is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of the debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company's common stock at the price of $0.90 per share. If not converted at the holder's option, the entire principal amount and all accrued interest shall be due to the holder on the third year anniversary of the debenture. This note is included in current liabilities on the balance sheet at September 30, 2005.

          In July 2005, the Company executed 8% convertible debentures aggregating $140,000 with four individuals. At any time after the Form SB-2 is deemed effective, the holder is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of the debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company's common stock at the price of $0.90 per share. If not converted at the holder's option, the entire principal amount and all accrued interest shall be due to the holder on the third year anniversary of the debentures, July 2008.

          Interest expense for the convertible notes payable for the nine months ended September 30, 2005 was approximately $18,799.

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
                                   (UNAUDITED)

NOTE 10 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

          Convertible notes payable - related parties at September 30, 2005, consist of convertible promissory notes that the Company executed with the Chief Executive Officer ("CEO"), the Vice President of Technical Services ("VPTS"), relatives of a former officer of the Company, a relative of the Chief Financial Officer, the President and a relative of the Chief Technology Officer..

          The terms of the convertible promissory notes state that principal is payable in full in immediately available funds of $1,000,000 or more through any sales or investment by the end of December 31, 2004 or later if agreed upon by each individual and the Company, as was agreed upon. All notes not issued to the CEO bear interest at a rate of prime plus 2%, 4% or a straight 8% per year and the remaining notes bear interest equal to the CEO's private banking account monthly lending rate. Interest is payable at such time as the principal on the note is due. At any time prior to repayment of all outstanding principal and accrued interest hereunder, at the election of each individual, the individual shall have the right to convert the then outstanding principal amount of this note, and all outstanding accrued interest thereon, into that number of shares of the common stock of the Company, determined by dividing the amount of principal and interest then outstanding hereon by a conversion price of either $0.72 or $1.00, depending on the note.

          At September 30, 2005, the Company has two convertible notes with its VPTS that mature December 31, 2005. The first note is for $50,000 and bears interest at prime plus 2% per annum. The second note is for $7,500 and bears interest at prime plus 4% per annum.

          At September 30, 2005, the Company has three convertible notes payable aggregating $230,000 with its CEO. All the convertible notes payable bear interest equal to the CEO's private banking account monthly lending rate and are convertible into the Company's common stock at a price of $.72 and $1.00 per share. The maturity date of the notes payable is December 31, 2005.

          In November 2004, the Company received $50,000 from three separate individuals who are relatives of a former officer for convertible promissory notes. The notes are due on April 30, 2006 and bear interest at prime plus 2% per year.

          In August and September 2005, the Company executed 8% convertible promissory notes in the amounts of $10,000 and $5,000 with a relative of the Chief Technology Officer. The principal due hereunder shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of December 31, 2005 or later if agreed upon by the individual and the Company. On October 17, 2005, the related party became an employee of the Company.

          In August 2005, the Company executed an 8% convertible promissory note in the amount of $50,000 with its President. The principal due hereunder shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of December 31, 2005 or later if agreed upon by the President and the Company.

          In September 2005, the Company  executed an 8% convertible  promissory note in the amount of $5,000 with a relative of the Chief Financial Officer. The Principal due hereunder shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of December 31, 2005 or later if agreed upon by the individual and the Company.

          In connection with several of the convertible notes payable entered into, the Company issued to the individual's warrants exercisable in the aggregate into 63,500 shares of the Company's common stock at

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
                                   (UNAUDITED)

NOTE 10 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES - (cont'd)

          an exercise price of $1.00 per share. The warrants were issued at the ratio of one warrant for each $10 of convertible notes payable. These warrants are exercisable for a period of ten years from issuance. The fair value of all the warrants issued using the Black-Scholes Option Pricing Model was $16,524. For the nine months ended September 30, 2005 and 2004, the Company recorded $1,937 and $3,959, respectively, in financing expense related to the issuance of these warrants.

          At September 30, 2005,  accrued interest due for the convertible notes
          - related parties was $6,423 and is included in accrued expenses in the accompanying balance sheet. Interest expense for convertible notes payable - related parties for the nine months ended September 30, 2005 and 2004 was approximately $15,368 and $18,289, respectively.

NOTE 11 - NOTES PAYABLE - RELATED PARTIES

          Notes payable - related parties at September 30, 2005 consist of the following:

          In July 2002, advances from a former officer were converted into a promissory note in the amount of $8,700. The note is a non-interest bearing demand note. At September 30, 2005 the balance due on the promissory note was $2,200.

          At September 30, 2005, the Company had executed notes payable with its CEO aggregating $189,000. The notes are due December 31, 2005 and bear interest at a per annum rate equal to the CEO's private account monthly lending rate. For the nine months ended September 30, 2005 the interest ranged between 6.375% and 8.125% per annum.

          Interest expense for notes payable - related parties for the nine months ended September 30, 2005 and 2004 was approximately $10,191 and $4,276, respectively.

NOTE 12 - OBLIGATIONS UNDER CAPITAL LEASES

          In May 2004, the Company and a lessor signed an amended agreement consolidating six of the Company's capital leases into one monthly payment and restructuring the term of the agreement. This amended agreement cured a prior default for non-payment. The terms of the agreement called for one payment upon signing of $8,052 and subsequently 43 monthly payments of $2,020. The balance at September 30, 2005, reflects the amended changes to these capital leases.

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
                                   (UNAUDITED)

NOTE 12 - OBLIGATIONS UNDER CAPITAL LEASES - (cont'd)

          At September 30, 2005, the aggregate future minimum remaining lease payments under capital leases are as follows:

          Period Ending
          December 31,
          -------------
            2005                                                          $         8,289
            2006                                                                   28,702
            2007                                                                   26,552
                                                                          ----------------
              Total                                                                63,543
            Less: amount representing interest                                     (6,182)
                                                                          ----------------
            Net present value of capital lease obligations                         57,361
            Current portion                                                       (24,662)
                                                                          ----------------
            Long-term portion                                             $        32,699
                                                                          ================

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

          The approximate future minimum rentals under non-cancelable operating leases in effect on September 30, 2005 are as follows:

                                       Office Space       Equipment
                                        ----------      ------------
           2005                         $   18,621      $    2,752
           2006                             74,483           6,604
           2007                             74,483           3,910
           2008                              6,207           1,966
                                        ----------      ------------
                                        $  173,794      $   15,232
                                        ==========      ==========

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
                                   (UNAUDITED)

NOTE 13 - COMMITMENTS AND CONTINGENCIES - (cont'd)

          Lease Commitments - (cont'd)
          ---------------------------

          Rent expense charged to operations for office space for the nine months ended September 30, 2005 and 2004 amounted to approximately $51,759 and $29,131, respectively. The expense charged to operations for equipment rental for the nine months ended September 30, 2005 and 2004 amounted to approximately $4,414 and $18,169, respectively.

          Payroll Taxes
          -------------

          As of September 30, 2005, the Company owes $45,513 of payroll taxes, of which approximately $45,000 are delinquent from the year ended December 31, 2003. The Company has also recorded $27,245 of related estimated penalties and interest on the delinquent payroll taxes, which are included in accrued liabilities on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available.

          Nature of Business
          ------------------

          The Company is subject to risks and uncertainties common to growing technology companies, including rapid technological developments, reliance on continued development and acceptance of the Internet, intense competition and a limited operating history.

          Significant Customers
          ----------------------

          Financial instruments, which may expose the Company to concentrations of credit risk, consist primarily of accounts receivable. As of September 30, 2005 and 2004, two customers represented 96% and one customer represented 100% of the total accounts receivable, respectively. For the nine months ended September 30, 2005, the Company had two unrelated customers, which accounted for 51% total revenue.

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

          During 2003, the Company entered into various three-year employment agreements with employees of the Company, commencing June 16, 2003, and expiring at various dates through October 14, 2006. The Company is required to pay salaries and severance payments, as defined in the individual employment

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
                                   (UNAUDITED)

NOTE 13 - COMMITMENTS AND CONTINGENCIES - (cont'd)

          Employment Agreements - (cont'd)
          --------------------------------

          agreements. In addition, two of the agreements each provide options to purchase 100,000 shares of the Company's common stock on a fully converted, fully diluted basis after the completion of the funding round. The options have an exercise price of $1.00, a term of 10 years from the vesting date, and shall vest over a three year period, beginning one year from the anniversary date. One agreement provides options to purchase 130,000 shares of the Company's common stock on a fully converted, fully diluted basis after the completion of the funding round. The options have an exercise price of $1.00, a term of 10 years from the vesting date, and shall vest over a three year period, beginning one year from the anniversary date.

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

          As of September 30, 2005, the contract requires yearly minimum commitment fees from the Company beginning in 2005 as follows:

           Year ending
            December 31,
           --------------
                2005                             $    25,000
                2006                                  50,000
                2007                                  50,000
                2008                                  50,000
                                                 ------------
                Total                            $   175,000
                                                 ============

          As of September 30, 2005 the Company has accrued $18,750 against the balance due for the December 31, 2005 period. In October 2005, the Company and Panasonic agreed to amend the Network Services Agreement dated August 2003 and revised in May 2005 (see Note 19).

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

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
                                   (UNAUDITED)

NOTE 13 - COMMITMENTS AND CONTINGENCIES - (cont'd)

          Finder's Agreement - (cont'd)
          ----------------------------

          In July 2005, the Company entered into a consulting agreement with an independent consultant whereas the services to be provided by the consultant involve the introduction of potential investors to the Company and the potential sale of products. No fee is due to the consultant unless a financial arrangement between an investor and the Company is consummated or a sale of product is consummated. If an arrangement is accepted and concluded with the Company and an introduced investor, then the consultant is entitled to a fee equal to seven percent of the investment. If a sale is consummated the consultant is entitled to a fee equal to ten percent of the sale. If a sale is made by a third party, based upon the introduction by the consultant, the consultant is entitled to a fee of five percent of the sale. The term of the agreement is for six months, is non exclusive and may be cancelled by either party upon 30 days written notice.

NOTE 14 - REGISTRATION STATEMENT AND MARKET

          On January 18, 2005, the Company filed a Form SB-2 Registration Statement with the SEC. The SEC declared the Company's Registration Statement on Form SB-2 effective on August 3, 2005.

          In August 2005, the Company retained the services of a broker dealer to assist in obtaining the necessary clearance from the NASD (approval of filing Form 15c2-11) and a stock symbol, which will permit the Company the ability to trade its common stock. Currently, the Company is awaiting clearance from the NASD.

NOTE 15 - STOCKHOLDERS' EQUITY

          Issuance of Stock for Services
          ------------------------------

          In June 2004, the Company retained a financial advisory firm as a business consultant to assist in a variety of areas relating to financing, strategic and related development growth of the Company. The term of the engagement is fourteen months and can be terminated by either party prior to June 30, 2005. Transactions consummated within the subsequent period following the termination of this agreement may have fees due and payable to the financial advisory firm. Under the terms of the agreement the Company has issued 800,000 shares of the Company's common stock as a commencement bonus. The value of the services is not stated in the agreement, therefore the Company has determined the services shall be measured based upon the fair value of the shares issued, which was $576,000 and has been recorded as a consulting expense for the year ended December 31, 2004. This commencement bonus is fully paid for, non-assessable, non-refundable, non-apportionable and non-ratable and is not a repayment for future services. The Company included all shares issued to the consultant in the registration statement filed by the Company with the SEC. Additionally, if the consultant introduces the Company to a lender, equity purchaser or merger/acquisition candidate, not already having a preexisting relationship with the Company, the Company agrees to pay the consultant a finder's fee of 5% of the total gross funding, in payment for the consultant's services to help secure the financing. Also, if the consultant, through an intermediary, establishes a financing arrangement for the Company, then the consultant will be entitled to a 2.5% finder's fee.

          In January 2005, the Company entered into a consulting agreement with an unrelated corporation that will provide financial advisory services. The consultant was paid an engagement fee of $5,000 in February, 2005 and issued 33,333 shares of common stock. The value of the services is not stated in the

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
                                   (UNAUDITED)


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

          In July 2005, the Company entered into an agreement with a law firm whereas the law firm is to provide representation for the Company on certain general corporate matters and provide advisory services respective to government filings for the term of one year. Additionally, the agreement provides for the law firm to assist the Company in raising funds. In accordance with this agreement, the fee structure includes both a cash fee of $3,500 per month and the issuance of common stock in the amount of $1,500 per month. The common stock is to be valued at a 20% discount of the prevailing bid price on the last day of the immediately preceding month. Moreover, in September 2005, the law firm received an additional 100,000 shares of common stock, valued at $0.90 per share, for legal fees in conjunction with certain future negotiations of business transactions over the term of the contract. The shares to be issued to the law firm shall have piggyback registration rights with respect to the next registration statement on Form S-8 the Company files. At September 30, 2005, the Company has accrued $10,500 of legal fees, which are included in accrued expenses.

          In August 2005, the Company entered into a retainer agreement with an attorney, whereas the attorney will act as special in house counsel for the Company with respect to all general corporate matters. The agreement is at will and requires a payment of 10,000 shares of common stock, valued at $0.90 per share, due upon execution. The certificate for the 10,000 shares of common stock was issued in October 2005, Commencing on September 1, 2005, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market. At September 30, 2005, the Company has accrued $3,750 of legal fees, which are included in accrued expenses.

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

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
                                   (UNAUDITED)

NOTE 15 - STOCKHOLDERS' EQUITY - (cont'd)

          Issuance of Options for Services - (cont'd)
          ------------------------------------------

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

          In July 2005, the Company issued stock options to purchase 25,000 shares of common stock to a new employee pursuant to his terms of employment as a sales person. These options are exercisable at $1.00 per share and expire on July 6, 2015. The shares vest annually over a three year period. This issuance was exempt from registration requirements pursuant to Section 4(2) of the Act.

          In July 2005,  the Company  issued stock  options to purchase  100,000 shares of common stock to four existing employees at 25,000 options each. These options are exercisable at $1.00 per share and expire on July 6, 2015. The shares vest annually over a three year period. This issuance was exempt from registration requirements pursuant to Section 4(2) of the Act.

          In July 2005, the Company issued stock options to purchase 25,000 shares of common stock to a new employee pursuant to his terms of employment as a software developer. These options are exercisable at $1.00 per share and expire on July 29, 2015. The shares vest annually over a three year period. This issuance was exempt from registration requirements pursuant to Section 4(2) of the Act.

          In July 2005, in accordance with an agreement with an executive recruitment firm executed in February 2005, the Company issued 18,889 options to purchase common stock at an exercise price of $0.90 per share, which expire seven years from the effective date and the options have been expensed at a value of $4,160.

          Sales of Common Stock
          ---------------------

          In January 2005, the Company issued 95,209 shares of common stock to eleven individuals at a price of $0.72 per share for a total of $68,550. This issuance was exempt from registration requirements pursuant to Regulation D.

          In August 2005, seven individuals purchased 51,112 shares of common stock from the Company at a price of $0.90 per share for a total of $46,000. In September 2005, ten individuals purchased 67,223 shares of common stock from the Company at a price of $0.90 per share for a total of $60,500. The August and September 2005 issuances are exempt from registration under the Securities Act of 1933 and the rules and regulations promulgated thereunder. The shares purchased both in August and September 2005 are reflected as issuances prior to September 30, 2005, although the transfer agent issued the shares subsequently.

          Asset Purchase Agreement
          ------------------------

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

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
                                   (UNAUDITED)

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

          On December 2, 2004, the Company and NetLabs agreed to terminate the royalty portion of the Asset Purchase Agreement for the issuance to NetLabs of options to purchase 7,600,000 shares of the Company's common stock at a price of $0.36. The options vest as follows:
          2,530,000 shares at September 11, 2004, 2,530,000 shares at September 11, 2005 and 2,540,000 shares at September 11, 2006 and the fair value of the options are $4,113,972 using the Black-Scholes Option Pricing Model. The options are considered payments in lieu of future royalties and beginning December 2, 2004, $4,113,972 of prepaid royalty expense are being amortized over the remaining term of the royalty provision of the agreement, which expires August 31, 2013. The fair values for these options are to be measured as follows: at the time the options vest, the fair value of the options will be fixed. Prior to vesting, the options fair value will be measured at the end of each reporting period.

          At September 30, 2005 (the end of the reporting period) the unvested options were remeasured and the value of the options decreased from $2,127,879 at December 2, 2004 to $1,544,066 at September 30, 2005, a
          decrease of $583,813. Measurement for each period is based upon the Black-Scholes Model using the following assumptions:

                                       December 31, 2004      September 30, 2005
                                       -----------------      ------------------

          Market share price                       $0.72            $0.90
          Expected volatility                      10.00%            6.00%
          Risk-free interest rate                   3.63%            4.18%
          Expected life                          5 years           5 years

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
                                   (UNAUDITED)


NOTE 15 - STOCKHOLDERS' EQUITY - (cont'd)

          Warrant Agreements
          ------------------

          At September 30, 2005, the Company has warrants issued related to its convertible notes payable - related parties. All the warrants entitle the noteholders to purchase the Company's common stock at $1.00 per share for each warrant received and have an exercise term of ten years. At September 30, 2005, the warrants outstanding are 31,000 which expire in the year 2013, 16,500 which expire in the year 2014 and 16,000 which expire in the year 2015. In the event that any portion of the warrants remain unexercised as of the expiration date, and the market price of the Company's common stock as of the expiration date is greater than the exercise price as of the expiration date, then the warrant will be deemed to have been exercised automatically for the maximum number of shares then purchasable.

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

          Placement Agent
          ----------------

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

          As of September 30, 2005, the Company had deferred tax assets of approximately $2,475,000 resulting from temporary differences and net operating loss carry-forwards of approximately $6,407,000, which

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
                                   (UNAUDITED)

NOTE 16 - INCOME TAXES - (cont'd)

          are available to offset future taxable income, if any, through 2025. As utilization of the net operating loss carry-forwards and temporary difference is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance.

          The tax effects of temporary differences, loss carry-forwards and the valuation allowance that give rise to deferred income tax assets at September 30, 2005 are as follows:

          Temporary differences:
                    Fair value of warrants and options                         $         341,000
                    Net operating losses                                               2,475,000
                    Less valuation allowance                                          (2,816,000)
                                                                               ------------------
                      Deferred tax assets                                      $               -
                                                                               ==================
          The  reconciliation of the effective income tax rate to
             the federal statutory rate for the period ended
             September 30, 2005 is as follows:
                    Federal income tax rate                                                39.0%
                    Change in valuation allowance on net operating
                       loss carry-forwards                                                (39.0)%
                                                                               -------------------
                    Effective income tax rate
                                                                                            0.0 %
                                                                               ===================

NOTE 17 - RELATED PARTY TRANSACTIONS

          Agreements
          ----------

          In September 2003, the Company entered into a consulting agreement with the spouse of the Company's Chief Technology Officer ("CTO"). The consulting agreement calls for payments every two weeks in the amount of $1,500 in consideration of services to be rendered to the Company. Effective February 2005, the terms of the agreement were amended where the payments were increased to $5,000 per month in consideration of services to be rendered to the Company. The term of the agreement is predicated upon a determination by the Company as to when certain product lines are completed. For the nine months ended September 30, 2005 and 2004, $32,500 and $27,000, respectively, were recorded as consulting expense and is included in selling, general and administrative expenses on the statement of operations. At September 30, 2005, the Company has a balance due to this related party of $17,500. On October 17, 2005, the related party became an employee of the Company.

NOTE 18 - STOCK OPTIONS

          2004 Equity Incentive Plan
          --------------------------

          The shareholders approved the 2004 Equity Incentive Plan ("Incentive Plan") in September 2004. The Incentive Plan is effective April 1, 2003. Officers, key employees and non-employees, who in the judgment of the Company render significant service to the Company, are eligible to participate. The Incentive Plan provides for the award of a broad variety of stock-based compensation alternatives such as non-qualified stock options, incentive stock options, restricted stock, performance awards and stock appreciation rights. The Incentive Plan provides 5,000,000 shares of common stock to be offered from either authorized and unissued shares or issued shares, which have been reacquired by the Company. All

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
                                   (UNAUDITED)

NOTE 18 - STOCK OPTIONS - (cont'd)

          2004 Equity Incentive Plan - (cont'd)
          -------------------------------------

          options vest equally over a three year period beginning one-year from the grant.

          As of September 30, 2005, an aggregate of 1,805,000 options were outstanding under the Incentive Plan. The exercise price for all these options is $1.00.

          Non-Incentive Plan Stock Option Grants

          As of September 30, 2005, the Company had outstanding an aggregate of 7,618,889 and no options outside of the Incentive Plan. The exercise price for 7,600,000 of the options is $0.36 (see Note 15 - Asset Purchase Agreement) and for 18,889 of the options is $0.90 (see Note 15 - Issuance of Options for Services).

          The table below summaries the Company's stock option activity for the nine months ended September 30, 2005:

                                                                                   Non-Plan
                                           Incentive        Non-Qualified        Non-Qualified
                                            Options            Options              Options               Total
                                          -----------    ------------------    -----------------    -----------------
Outstanding at December 31, 2004                   -             1,605,000            7,600,000            9,205,000
     Granted                                       -               200,000               18,889              218,889
     Exercised                                     -                     -                    -                    -
     Forfeited                                     -                     -                    -                    -
                                          -----------    ------------------    -----------------    -----------------
Outstanding at September 30, 2005                  -             1,805,000            7,618,889            9,423,889
                                          ===========    ==================    =================    =================
Vesting for the year ended:
     Vested at December 31, 2004                   -               820,694            2,771,428            3,592,122
                                          -----------    ------------------    -----------------    -----------------
     December 31, 2005                             -               559,305            3,879,841            4,439,146
                                          -----------    ------------------    -----------------    -----------------
     December 31, 2006                             -               298,611              967,619            1,266,230
                                          -----------    ------------------    -----------------    -----------------
     December 31, 2007                             -               100,694                    -              100,694
                                          -----------    ------------------    -----------------    -----------------
     December 31, 2008                             -                25,696                    -               25,696
                                          -----------    ------------------    -----------------    -----------------

          The weighted average fair value of options granted during the nine months ended September 30, 2005 amounted to $0.72.

          For the nine months ended September 30, 2005 and 2004, the Company recorded $923,585 and $0, respectively, of royalties (as more fully described in Note 15) and recruiting fees, and no compensation expense, in connection with granting of options.

NOTE 19 - SUBSEQUENT EVENTS

          Panasonic Commitment Fees
          -------------------------

          In October 2005, the Company and Panasonic agreed to amend the Network Services Agreement dated August 2003 and revised in May 2005. The October amendment clarifies the Minimum Payment Guarantee terms, beginning in 2006, from annual remittances due by the last day of each calendar year to quarterly payments due within thirty days of the end of each calendar quarter as adjusted for payments made to Panasonic for client activity during the quarter.

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
                                   (UNAUDITED)

NOTE 19 - SUBSEQUENT EVENTS - (cont'd)

          Consulting Agreement
          --------------------

          In October 2005, the Company engaged the investment banking services of H. C. Wainwright & Company as placement agent on a best-efforts basis to arrange the sale of senior debt and or equity-linked securities including convertible debt on behalf of the Company in an amount of $5,000,000. The financing schedule requires the first $250,000 to be variable depending on the commencement of trading, $1,250,000 within thirty to sixty days from the commencement of trading and the balance of million five $3,500,000 before March 31, 2006. The terms of the agreement provide for HCW to act on behalf of the Company as its exclusive placement agent with an authorization period of one year unless extended by the Company. During the authorization period of the agreement, the Company shall not permit its affiliates or representatives to directly or indirectly, offer any securities for sale to, or otherwise contact, discuss, negotiate or engage with respect to any offer or sale of any securities with, any person or organization on behalf of the Company. The Agreement requires the Company to pay to HCW a non-refundable retainer fee of common stock warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $0.75 per share that shall have the same rights and privileges associated with the placement agent warrants. The Company shall also pay to HCW a cash placement fee equal to 7.5% of any gross proceeds received by the Company in connection with an equity or equity linked financing transaction. In addition, the Company shall pay to HCW a non-accountable cash allowance of 1.0% on any gross proceeds received by the Company in connection with the financings. The Agreement provides for HCW to act as the solicitation agent on behalf of the Company in connection with the exercise of investor warrants issued (in connection with the financings) and requires the Company to pay a cash fee of 4% of the aggregate consideration received by the Company. The Agreement requires the Company to issue to HCW on each closing date of a financing, Placement Agent Warrants equal to 8.5% of the aggregate number of shares of common stock of the Company issued by the Company in connection with the financing. The Warrants shall provide for cashless exercise and have terms and conditions identical to the Securities purchased by the Purchaser and shall have an exercise price equal to the effective price per share paid by the Purchaser. The Warrants shall be exercisable after the date of issuance and shall expire five (5) years after the date of issuance, unless extended by the Company. The Warrants include anti-dilution protection rights, are not callable or redeemable and include piggyback registration rights. The Agreement also requires the Company to reimburse HCW for all out-of-pocket expenses, not to exceed $10,000 without the written consent of the Company incurred in connection with its engagement, including the fees and disbursement of council for HCW and the expenses of any travel that may be necessary. The Company has the right, at its sole discretion to satisfy this amount in the form of either cash, Common Stock or a Common Stock purchase warrant that shall have the same terms, rights and privileges associated with the Placement Agent Warrants. During the Authorization period and for twelve months after the tail period of the agreement (with any introductions made by HCW), HCW may act as the financial advisor to the Company with respect to any potential business combination, including mergers or acquisitions involving the Company. If any form of business combination is concluded with the Company, the Company shall pay HCW a Transaction Fee that shall be mutually agreed upon in good faith, payable in cash and subject to a minimum Transaction Fee of $25,000, except no fee shall be payable if the combination transaction value is less than $2,000,000.

          Notes Payable - Related Parties
          -------------------------------

          In October 2005, the Company executed a promissory note with its CEO in the amount of $10,000. The note is due November 19, 2005 and bears interest at a per annum rate equal to the CEO's private account monthly lending rate.

                         STRIKEFORCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
                                   (UNAUDITED)

NOTE 19 - SUBSEQUENT EVENTS - (cont'd)

          Notes Payable - Related Parties - (cont'd)
          ------------------------------------------

          In October 2005, the Company executed a promissory note with its President in the amount of $38,000. The note is due November 19, 2005 and bears interest at a rate equal to eight (8%) percent per annum. The note was satisfied on October 28, 2005 and no interest was charged to the Company.

          Sales of Common Stock
          ---------------------

          In October 2005, eighteen individuals purchased 342,000 shares of common stock from the Company at a price of $0.90 per share for 142,000 shares for a total of $127,800 and a price of $0.75 per share for 200,000 shares for a total of $150,000. This issuance is exempt from registration under the Securities Act of 1933 and the rules and regulations promulgated thereunder.

          Issuance of Options for Services
          --------------------------------

          In October 2005, the Company issued stock options to purchase 25,000 shares of common stock to a new employee, a relative of the CTO, pursuant to her terms of employment as a Software Developer. These options are exercisable at $1.00 per share and expire on October 17, 2015. The shares vest annually over a three year period. This issuance was exempt from registration requirements pursuant to Section 4(2) of the Act.

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

     We expect to generate substantially all of our revenue in the future from sales of our suite of security products and related service contracts. For the period ended September 30, 2004, we generated $55,621 from the sales of biometric products and our security products and for the period ended September 30, 2005 we generated $26,373 from the sales of our security products. We seek to locate customers in a variety of ways. These include contracts with value added resellers, direct sales calls initiated by our sales staff, exhibitions at security and technology trade shows, through the media and through word of mouth. Our sales generate revenue either as an Original Equipment Manufacturer
(OEM) model, or through a Hosting/License agreement. We price our products for consumer transactions based on the number of transactions in which our software products are utilized and we price our products for business applications based on the number of users. We also expect that we may generate revenue from annual maintenance contracts.

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

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

     Revenues for the three months ended September 30, 2005 were $14,620 compared to $27,528 for the three months ended September 30, 2004, a decrease of $12,908 or 46.89%. The resultant decrease in revenues was primarily due to the refocusing of the Company's direction from a reseller of biometric technology to becoming a developer of our own technology designed to thwart identity theft. The revenues generated consisted of hardware sales, software sales, revenue from sign on fees, transaction revenues and commissions. Hardware sales for the three months ended September 30, 2005 were $7,100 compared to $13,336 for September 30, 2004, a decrease of $6,236. The resultant decrease in hardware revenues was primarily due to the refocusing of the Company's direction from a reseller of biometric technology to becoming a developer of our own technology. Software sales for the three months ended September 30, 2005 were $0 compared to $2,925 for the three months ended September 30, 2004, a decrease of $2,925. The resultant decrease in software revenues was primarily due to the refocusing of the Company's direction from a reseller of biometric technology to becoming a developer of our own technology. Sign on fees for our ASP transaction model amounted to $6,500 for the period ended September 30, 2005 compared to $1,500 for the three months ended September 30, 2004, an increase of $5,000. The increase was due to signing up four new clients for the period ended September 30, 2005 as compared to signing up one new client for the period ended September 30, 2004. Transaction revenues from the ASP hosting model were $1,020 for the three months ended September 30, 2005 and $8,434 for the three months ended September 30, 2004, a decrease of $7,414. The decrease was due primarily to the lack of ASP transactions and awaiting the ramp up of the new clients. Commission income for the three months ended September 30, 2005 was $0 compared to $1,333 for the three months ended September 30, 2004, a decrease of $1,333. In 2001 the Company became a reseller of Nextel and XO Communication cellular services. These sales provided both commissions on the sale of Nextel phones and residual commission income from XO Communications beginning in January 2002. The residual commission revenue varied from month to month, dependent on the utilization of the services by the customer and the terms of their contracts. Effective August 2004, the Company no longer received residual commissions due to the conclusion of the residual terms between the Company and XO Communications.

     Our principal expenses during the three months ended September 30, 2005 and 2004 were payroll expenses and professional expenses. Our professional expenses included legal, accounting, public relations and lobbying consultants. The increased level of expenses being incurred by the Company arises out of its efforts to commercially exploit its suite of network security products. Some of the specifics include additional sales support and contracting a new public relations firm to concentrate on the government sector.

     Cost of revenues for three months ended September 30, 2005 was $4,169 compared to $7,820 for the three months ended September 30, 2004, a decrease of $3,651. The net decrease resulted primarily from the conversion from the resale of hardware and biometric devices to the provision of the Company's identity assurance software platform.

     Gross profit for three months ended September 30, 2005 was $10,451 compared to $19,708 for the three months ended September 30, 2004, a decrease of $9,257, or 46.97%. The decrease was primarily due to refocusing the direction of the Company from being a reseller of biometric technology to becoming a software developer of our own security products.

     Research and development expenses for the three months ended September 30, 2005 were $89,303 compared to $60,436 for the three months ended September 30, 2004, an increase of $28,867, or 47.77%. The increase is primarily attributable to an increase in compensation costs as a result of increases in research and development personnel added after September 30, 2004. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

     Selling, general and administrative expenses for the three months ended September 30, 2005 were $747,581 compared to $608,183 for the three months ended September 30, 2004, an increase of $139,398 or 22.92%. The net increase was due primarily to increases in our staffing, advertising, promotion and marketing, legal and accounting, consulting costs and overhead.

     Selling, general and administrative expenses at September 30, 2005 and September 30, 2004 consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, travel costs, non-cash stock compensation expense for the issuance of stock and stock options to non-employees and other general corporate expenses.

     Other expense for the three months ended September 30, 2005 was $90,746 as compared to $4,640 for the three months ended September 30, 2004, representing an increase in other expenses of $86,106, or 1,855.73%. The increase was primarily due to interest charges for notes payable and deferred financing charges relating to the convertible promissory notes.

     Our net loss for the three months ended September 30, 2005 was $917,179 compared to a net loss of $653,551 for three months ended September 30, 2004, an increase of $263,628, or 40.34%. The increase was primarily due to interest charges for notes payable and deferred financing charges relating to the convertible promissory notes.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004

     Revenues for the nine months ended September 30, 2005 were $26,373 compared to $55,621 for the nine months ended September 30, 2004, a decrease of $29,248 or 52.58%. The resultant decrease in revenues was primarily due to the refocusing of the Company's direction from a reseller of biometric technology to becoming a developer of our own technology. The revenues generated consisted of hardware sales, software sales, revenue from sign on fees, transaction revenues and commissions. Hardware sales for the nine months ended September 30, 2005 were $7,929 compared to $20,636 for September 30, 2004, a decrease of $12,707. The resultant decrease in hardware revenues was primarily due to the refocusing of the Company's direction from a reseller of biometric technology to becoming a developer of our own technology. Software sales for the nine months ended
September 30, 2005 were $5,500 compared to $6,875 for the nine months ended September 30, 2004, an decrease of $1,375. The resultant decrease in software revenues was primarily due to the refocusing of the Company's direction from a reseller of biometric technology to becoming a developer of our own technology. Sign on fees for our ASP transaction model amounted to $10,700 for the nine months ended September 30, 2005 compared to $1,500 for the nine months ended September 30, 2004, an increase of $9,200. The increase was due to signing up seven new clients for the period ended September 30, 2005 as compared to signing up one new client for the period ended September 30, 2004. Transaction revenues from the ASP hosting model were $2,244 for the nine months ended September 30, 2005 and $22,929 for the nine months ended September 30, 2004, a decrease of $20,685. The decrease was due primarily to the lack of ASP transactions and awaiting the ramp up of the new clients. Commission income for the nine months ended September 30, 2005 was $0 compared to $3,680 for the nine months ended September 30, 2004, a decrease of $3,680. In 2001 the Company became a reseller of Nextel and XO Communication cellular services. These sales provided both commissions on the sale of Nextel phones and residual commission income from XO Communications beginning in January 2002. The residual commission revenue varied from month to month, dependent on the utilization of the services by the customer and the terms of their contracts. Effective August 2004, the Company no longer received residual commissions due to the conclusion of the residual terms between the Company and XO Communications.

     Our principal expenses during the nine months ended September 30, 2005 and 2004 were payroll expenses and professional expenses. Our professional expenses included legal, accounting, public relations and lobbying consultants. The increased level of expenses being incurred by the Company arises out of its efforts to commercially exploit its suite of network security products. Some of the specifics include additional sales support, contracting a new public relations firm and contracting a lobbyist group in Washington D.C. to concentrate on the government sector. The contract with the lobbyist group in Washington D.C. was terminated in October 2005.

     Cost of revenues for nine months ended September 30, 2005 was $8,425 compared to $7,820 for the nine months ended September 30, 2004, an increase of $605. The net increase resulted primarily from costs incurred by third parties for transaction fees as customers began implementation of the platform, related to our ASP hosting service and transaction charges.

     Gross profit for nine months ended September 30, 2005 was $17,948 compared to $47,801 for the nine months ended September 30, 2004, a decrease of $29,853, or 62.45%. The decrease was primarily due to refocusing the direction of the Company from being a reseller of biometric technology to becoming a software developer of our own security products.

     Research and development expenses for the nine months ended September 30, 2005 were $263,767 compared to $132,747 for the nine months ended September 30, 2004, an increase of $131,020, or 98.70%. The increase is primarily attributable to an increase in compensation costs as a result of increases in research and development personnel added after September 30, 2004. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

     Selling, general and administrative expenses for the nine months ended September 30, 2005 were $2,594,837 compared to $2,104,110 for the nine months ended September 30, 2004, an increase of $490,727 or 23.32%. The net increase was due primarily to increases in our staffing, advertising, promotion and marketing, legal and accounting, consulting costs and overhead.

     Selling, general and administrative expenses at September 30, 2005 and September 30, 2004 consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, travel costs, non-cash stock compensation expense for the issuance of stock and stock options to non-employees and other general corporate expenses.

     Other expense for the nine months ended September 30, 2005 was $242,960 as compared to $34,274 for the nine months ended September 30, 2004, representing an increase in other expenses of $208,686, or 608.88%. The increase was primarily due to interest charges for notes payable and deferred financing charges relating to the convertible promissory notes.

     Our net loss for the nine months ended September 30, 2005 was $3,083,616 compared to a net loss of $2,223,330 for nine months ended September 30, 2004, an increase of $860,286, or 38.69%. The increase was primarily due to interest charges for notes payable and deferred financing charges relating to the convertible promissory notes.

Liquidity and Capital Resources

     Our total current assets at September 30, 2005 were $633,578, including $17,708 in cash as compared with $94,231 in total current assets at September 30, 2004, which included cash of $71,689. Additionally, we had a shareholders equity in the amount $938,280 at September 30, 2005 as compared to a shareholders deficiency of $1,032,078 at September 30, 2004. The increases in shareholders equity are a result of the Company's sales of common stock and conversions of debt instruments. We have historically incurred losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of the corporation selling shares of our common stock privately.

     The number of common shares outstanding increased from 16,462,621 shares at the third quarter of 2004 to 17,657,190 at the third quarter of 2005, an increase of 7.27%. During that period our shareholders' deficit, due to the injection of capital, was reversed from a deficit of $1,032,078 at the third quarter of 2004 to an equity position of $938,280 at the third quarter of 2005, an increase of approximately 190.91%. We had $17,708 of cash at September 30, 2005, compared to $71,689 cash at the nine months ended September 30, 2004 a decrease of approximately 75.30%. We financed our operations during the third quarter of 2005 through unsecured loans, principally from unrelated parties, and sales by us of our common stock. To date, we have not generated significant revenues and we anticipate that we will not generate any significant revenues until the first quarter of 2006. We expect that we will rely, at least in the near future, upon a limited number of customers for a substantial percentage of our revenues and may continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market grows, we will attain greater numbers of customers and the concentrations will diminish. Until this is accomplished, we will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing commitments of capital expenditures and our sales revenue can provide greater liquidity.

     We do not expect to sell significant equipment over the next twelve months except within the demands of potential acquisitions that we may pursue or part of our distribution or reseller business.

     We have historically incurred losses and expect to continue to incur losses in the foreseeable future. Our operations presently require funding of approximately $225,000 per month. Our current forecast and potential pipeline substantiate our becoming profitable by the end of the 1st quarter of 2006 based on some key potential clients contracting with the Company in the financial industry in the United States and in Asia. There can be no assurance, however, that the sales anticipated will materialize or that we will achieve the profitability we have forecasted.

     From August 1, 2005 through October 27, 2005, the Company issued common stock to certain investors pursuant to which it sold an aggregate of 460,335 shares of common stock for an aggregate purchase price of $384,300. The Company intends to continue to solicit subscriptions to sell shares of its common stock until the commencement of trading on the OTC Bulletin Board.

     On April 27, 2005, the Company entered into an amended and restated 8% secured convertible debenture with Cornell Capital Partners, LP ("Cornell") in the amount of $1,024,876, which terminated the two $500,000 debentures entered into with Cornell in December 2004 and January 2005. The new debenture entitles Cornell, at its option, to convert, at any time and from time to time, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company's common stock at the price per share equal to the lesser of (i) the greater of $0.25 or an amount equal to 120% of the initial bid price or (ii) an amount equal to 80% of the lowest volume weighted average price of the Company's common stock for the last five trading days immediately preceding the conversion date. The debenture matures on April 27, 2007. The Company, at its option, may redeem, with fifteen days advance written notice, a portion or all outstanding convertible debenture. The redemption shall be 110% of the amount redeemed plus accrued interest remaining for the first nine months of the executed debenture and after that time the redemption is 120% of the amount redeemed plus accrued interest remaining.

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

     In addition, the Company has reserved for issuance an aggregate of 2,000,000 shares of the Company's common stock, which may be adjusted from time to time as agreed upon by the parties, to be issued to the debenture holder upon conversion of accrued interest and liquidated damages into common stock. The 2,000,000 shares were not required to be registered in the registration statement on Form SB-2. Additionally, in accordance with the Securities Purchase Agreement, the Company is required to maintain in escrow and registered five times the number of shares of common stock that would be needed to satisfy the full conversion of all such convertible debentures outstanding (currently
6,510,000 shares in reserve) and to issue additional shares as needed if the number of shares in escrow becomes less than required.

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

     In October 2005, the Company engaged the investment  banking services of H.
C. Wainwright & Company as placement agent on a best-efforts basis to arrange the sale of senior debt and or equity-linked securities including convertible debt on behalf of the Company in an amount of $5,000,000. The financing schedule requires the first $250,000 to be variable depending on the commencement of trading, $1,250,000 within thirty to sixty days from the commencement of trading and the balance of million five $3,500,000 before March 31, 2006. The terms of the agreement provide for HCW to act on behalf of the Company as its exclusive placement agent with an authorization period of one year unless extended by the Company. During the authorization period of the agreement, the Company shall not permit its affiliates or representatives to directly or indirectly, offer any securities for sale to, or otherwise contact, discuss, negotiate or engage with respect to any offer or sale of any securities with, any person or organization on behalf of the Company. The Agreement requires the Company to pay to HCW a non-refundable retainer fee of common stock warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $0.75 per share that shall have the same rights and privileges associated with the placement agent warrants. The Company shall also pay to HCW a cash placement fee equal to 7.5% of any gross proceeds received by the Company in connection with an equity or equity linked financing transaction. In addition, the Company shall pay to HCW a non-accountable cash allowance of 1.0% on any gross proceeds received by the Company in connection with the financings. The Agreement provides for HCW to act as the solicitation agent on behalf of the Company in connection with the exercise of investor warrants issued (in connection with the financings) and requires the Company to pay a cash fee of 4% of the aggregate consideration received by the Company. The Agreement requires the Company to issue to HCW on each closing date of a financing, Placement Agent Warrants equal to 8.5% of the aggregate number of shares of common stock of the Company issued by the Company in connection with the financing. The Warrants shall provide for cashless exercise and have terms and conditions identical to the Securities purchased by the Purchaser and shall have an exercise price equal to the effective price per share paid by the Purchaser. The Warrants shall be exercisable after the date of issuance and shall expire five (5) years after the date of issuance, unless extended by the Company. The Warrants include anti-dilution protection rights, are not callable or redeemable and include piggyback registration rights. The Agreement also requires the Company to reimburse HCW for all out-of-pocket expenses, not to exceed $10,000 without the written consent of the Company incurred in connection with its engagement, including the fees and disbursement of council for HCW and the expenses of any travel that may be necessary. The Company has the right, at its sole discretion to satisfy this amount in the form of either cash, Common Stock or a Common Stock purchase warrant that shall have the same terms, rights and privileges associated with the Placement Agent Warrants. During the Authorization period and for twelve months after the tail period of the agreement (with any introductions made by HCW), HCW may act as the financial advisor to the Company with respect to any potential business combination, including mergers or acquisitions involving the Company. If any form of business combination is concluded with the Company, the Company shall pay HCW a Transaction Fee that shall be mutually agreed upon in good faith, payable in cash and subject to a minimum Transaction Fee of $25,000, except no fee shall be payable if the combination transaction value is less than $2,000,000.

     In March 2005, the Company issued an aggregate of 33,000 shares of common stock to a consultant as consideration for public relations services performed on its behalf.

     Additionally, the Company issued unsecured notes payable during the nine months ended September 30, 2005 in an aggregate total of $510,000 to seven unrelated parties.

     Additionally, the Company issued unsecured notes payable during the nine months ended September 30, 2005 in an aggregate total of $160,000 to four related parties.

     It is unlikely that we will be able to generate sufficient funds internally to sustain our operations until the first quarter 2006. We will seek to raise additional funds to continue our operation. It is management's plan to seek additional funding through the sale of common stock and the issuance of notes and debentures, including notes and debentures convertible into common stock. If we issue additional shares of common stock, the value of shares of existing stockholders is likely to be diluted.

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

Going Concern

     We  are  assuming  that  we  will  continue  as  a  going  concern,   which
contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses of approximately $3,083,616 for the nine months ended September 30, 2005, compared to $2,223,330 for the nine months ended September 30, 2004. At September 30, 2005, the Company's accumulated deficit was $7,087,853, its working capital deficiency was $570,923 and approximately 98% of its assets consist of prepaid expenses and deferred charges. Additionally, for the nine months ended September 30, 2005, we had negative cash flows from operating activities of approximately $2,124,399. Since our inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business may require additional capital. This condition raises substantial doubt about our ability to continue as a going concern. Our management expects cash flows from operating activities to improve in the first quarter of fiscal 2006, primarily as a result of an increase in sales, and plans to raise financing through various methods to achieve the business plans, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional financing when required, we may have to modify, delay or abandon some or all of our business and expansion plans.

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

     If the Company determined compensation expense based on the fair value at the dates for those awards consistent with the method of SFAS No. 123 and not the intrinsic value method, the effect on the historical financial statements for the periods presented would be as follows:

-------------------- --------------------- ----------------- -------------------
        Period        Loss as Originally     Additional        Adjusted Loss For
                         Reported            Employee             The Period
                                             Compensation
                                             Expense
-------------------- --------------------- ----------------- -------------------
Year Ended December  $            800,717  $        120,311  $          921,028
31, 2003
-------------------- --------------------- ----------------- -------------------
Year Ended December             2,993,529           163,985           3,157,514
31, 2004
-------------------- --------------------- ----------------- -------------------
Nine Months Ended
September 30, 2004              2,223,330           123,274           2,346,604
-------------------- --------------------- ----------------- -------------------
Nine Months Ended
September 30, 2005              3,083,616           131,057           3,214,673
-------------------- --------------------- ----------------- -------------------

     Additionally, the effect on shareholders' equity would have been a reduction from $938,280 to $807,223 at September 30, 2005.

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

Recent Accounting Pronouncements


     The FASB issued Staff Position FIN46(R)-5, Implicit Variable Interests Under FASB Interpretation No. 46 (revised December 2003), in March 2005. It addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity ("VIE") or potential
VIE when specific conditions exist. In 2005, the Company has adopted this pronouncement.

     The FASB issued Staff Position FIN 47, Accounting for Conditional Asset Retirement Obligations, and an interpretation of FASB Statement No. 143, in March 2005. The Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The statement clarifies the term "conditional asset retirement obligation" as used in FASB 143. The Company believes that it is already in compliance with the statement and does not expect any impact on financial position or results of operations when adopted.

     In December 2004, the FASB issued FSP FAS No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004" ("FSP FAS No. 109-1"). This statement requires the qualified production activities deduction as defined in the American Jobs Creation Act of 2004 (the "Jobs Act") to be accounted for as a special deduction in accordance with SFAS No. 109, "Accounting for Income Taxes." The statement also requires that the special deduction should be considered in measuring deferred taxes when graduated tax rates are a significant factor and when assessing whether a valuation allowance is necessary. FSP FAS No. 109-1 was effective upon issuance. In accordance with the Jobs Act, determination of the qualified production activities deduction is not required until 2005. Due to the projected tax losses for the next few years, management does not believe that this statement will have a material effect on the Company's results of operations, financial condition and liquidity.

     The FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"). SFAS 154 is effective, and will be adopted, for accounting changes made in fiscal years beginning after December 15, 2005 and is to be applied retrospectively. SFAS 154 requires that retroactive application of a change in accounting principle be limited to the direct effects of the change. Adoption is not expected to have a material effect on the Company's financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 153 "Exchanges of Non-monetary Assets--an amendment of APB Opinion No. 29." This Statement amended APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is currently evaluating the impact of this new standard, but believes that it will not have a material impact upon the Company's financial position, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     In July 2005, the Company issued an aggregate of 100,000 shares of common stock to a consultant as consideration for legal services performed on its behalf.

     From August 1, 2005 through October 27, 2005, the Company issued common stock to certain investors pursuant to which it sold an aggregate of 460,335 shares of common stock for an aggregate purchase price of $384,300. The Company intends to continue to solicit subscriptions to sell shares of its common stock until the commencement of trading on the OTC Bulletin Board.

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

10.9 Employment Agreement dated as of May 20, 2003, by and between StrikeForce Technologies, Inc. and Mark L. Kay. (1)
10.10 Amended and Restated Secured Convertible Debenture with Cornell Capital Partners, LP dated April 27, 2005. (1)
10.11 Amendment and Consent dated as of April 27, 2005, by and between StrikeForce Technologies, Inc. and Cornell Capital Partners, LP. (1)
10.12 Securities Purchase Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)
10.13 Investor Registration Rights Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd.
        (2)
10.14 Secured Convertible Debenture with Highgate House Funds, Ltd. dated April 27, 2005. (2)
10.15 Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)
10.16 Escrow Shares Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)
10.17 Security Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)
10.18 Network Service Agreement with Panasonic Management Information Technology Service Company dated August 1, 2003 (and amendment). (1)
10.19   Client Non-Disclosure Agreement. (1)
10.20   Employee Non-Disclosure Agreement. (1)
10.21 Secured Convertible Debenture with Highgate House Funds, Ltd. dated May 6, 2005. (2)
10.22 Termination Agreement with Cornell Capital Partners, LP dated February 19, 2005. (1)
31.1 Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.2 Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
32.1 Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)
32.2 Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)


(1) Filed as an exhibit to the Registrant's Form SB-2 dated as of May 11, 2005 and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's Amendment No. 1 to Form SB-2 dated as of June 27, 2005 and incorporated herein by reference.

(3) Filed herewith.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         STRIKEFORCE TECHNOLOGIES, INC.



Dated: November 21, 2005               By: /s/ Mark L. Kay
                                       ---------------------
                                       Mark L. Kay
                                       Chief Executive Officer


Dated: November 21, 2005               By: /s/ Mark Joseph Corrao
                                       ---------------------------
                                       Mark Joseph Corrao
                                       Chief Financial Officer and
                                       Principal Accounting Officer