Form 10KSB
period 2005-12-31
StrikeForce Technologies Inc.
filed 2006-05-12
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from   to

Commission file number 333-122113

STRIKEFORCE TECHNOLOGIES, INC.

(Name of Small Business Issuer in its Charter)

NEW JERSEY	22-3827597
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1090 King Georges Post Road, Suite 108, Edison, NJ	08837
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number, including area code: (732) 661-9641

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Exchange Act:

N/A

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer’s revenues for its most recent fiscal year: $30,532

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 26, 2006 was approximately $1,351,626.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  Number of outstanding shares of the Registrant’s $0.0001 par value common stock, as of April 26, 2006: 19,382,760.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Certain statements contained in this Form 10-KSB constitutes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements, identified by words such as “plan”, “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the captions “Description of Business”, “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Form 10-KSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward- looking information.

ITEM 1. DESCRIPTION OF BUSINESS

StrikeForce Technologies, Inc. (“StrikeForce” or “SFT”) is a corporation that was organized under the laws of the State of New Jersey on August 24, 2001. Prior to December 2002, the Company was a reseller of computer hardware, software products, and telecommunications equipment and services. In December 2002, the Company began to acquire the rights to certain intellectual property rights pursuant to an agreement with NetLabs.com, Inc., which, upon the consummation of this transaction, changed the direction of the Company’s business. The Company is currently a software development and services company. The Company owns the exclusive right to license and develop various identification protection software products to protect computer networks from unauthorized access and to protect network owners and users from identity theft. The Company has developed a suite of products based upon the licenses and the Company is seeking to commercially exploit the products in the areas of eCommerce, corporate, government and consumer sectors. We are a development stage business and have had nominal revenues since our formation. On August 3, 2005 the Company’s registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission and on December 14, 2005 the Company received its clearance for quotation on the Over-The-Counter Bulletin Board.

We have incurred losses since our inception and we expect to incur losses for the foreseeable future. As of December 31, 2005, we had an accumulated deficit of $8,265,939. For the year ended December 31, 2005 and the year ended December 31, 2004 we incurred net losses of $4,261,702 and $2,993,529, respectively. As of December 31, 2004, we had an accumulated deficit of $4,004,237. These conditions raise substantial doubt about our ability to continue as a going concern and our public accounting firm has qualified its opinion as to our financial statements for this reason. We are likely to continue to incur such losses in the foreseeable future and to require additional funding in order to sustain our operations.

Our executive offices are located at 1090 King Georges Post Road, Suite 108, Edison, NJ 08837. Our telephone number is (732) 661-9641. We have 17 employees. Our Company’s website is www.strikeforcetech.com.

Our Products

StrikeForce is a software development and services company. We own and are seeking to commercially exploit various identification protection software products that were developed to protect computer networks from unauthorized access and to protect network owners and users from identity theft. Our principal product, ProtectID™, is a proprietary authentication technology that is intended to eliminate unauthorized access to computer networks at a reasonable cost to our customers. We are seeking to develop a market for our suite of products in the e-commerce, corporate, financial, government and consumer sectors. Our products are the subject of various pending patent applications.

o
ProtectID™ is an authentication platform that uses “Out-of-Band” procedures to authenticate computer network users by a variety of methods including traditional passwords combined with a telephone, PDA or multiple computer secure sessions, biometric identification or encrypted devices such as tokens or smartcards as examples. The authentication procedure separates authentication information such as usernames and passwords or biometric information, which are then provided to the network’s host server on separate channels.

o
ValidateID™ is a software application that validates the identity of an end user or applicant by asking a series of questions based on private and publicly available information, e.g., prior addresses or motor vehicles that are unlikely to be known by anyone other than the “correct” user.

o
TrustedID™ is a development-stage software application intended to provide greater security by validating the authenticity of any computer trying to log-in to an enterprise network or web service using a unique device “ID” that is machine specific. TrustedID™ also protects networks from malware/spyware and further secures, by personal firewall, end user data being secretly transmitted to spyware servers.

o
WebSecure™ creates a 128-bit encrypted separate pathway for information delivery from a keyboard to a targeted application at a local computer, preventing the use of spyware/malware being used to collect user information. We currently anticipate that this product will be available for distribution in the summer of 2006.

o
ResetID™ provides user authenticated “Out-of-Band” remote technology to reset user credentials through a self-service method. ResetID™ provides a secure means of resetting a user’s password into Active Directory and LDAP databases. This product solves the problem of numerous calls to a help desk to reset ones password.

A number of the above products include software and hardware that we contractually license from other vendors. We also distribute and resell related technology software and hardware products. These products include Panasonic and LG Iris Cameras, as well as additional authentication and telecommunication software and hardware devices.

Our ProtectID™ product requires a hosted service provider if the business prefers not to license the product directly, for which we have a strategic arrangement with Panasonic to provide for us. With the exception of our licenses with Microsoft, none of our contracts for hardware or software are with a sole supplier of that product.

Factors that are considered important to our success include, but are not limited to, the following:

o The Size and Growth of the Network Security Market: In 2003, the FTC reported losses of $48 billion by 9.9 million victims of identity theft and in July 2005 The Conference Board Consumer Research Center estimated the U.S. on line identity theft for the 12 months ended July 2005 at $132 billion. We believe that our products have the ability to prevent identity theft globally.

o The Effectiveness of Our Products: Our products have been designed to provide the highest available level of security for computer networks. In particular, we believe that the “Out-of-Band” authentication process is an innovative technology that will prevent unauthorized access to computer networks. We also believe that our products will substantially reduce or eliminate unauthorized access to the computer networks of our customers and will provide effective security products to drastically reduce the incidence of identity fraud for our customers. We have not, however, implemented our products on a large scale and there can be no assurance that they will function in all aspects as intended. Likewise, a high level of innovation characterizes the software industry and there can be no assurance that our competitors will not develop and introduce a superior product. The effective functioning of our products once deployed is an important factor in our future success.

o Ability to Integrate our Software with Customer Environments: There are numerous operating systems that are used by computer networks. The ability of a software product to integrate with multiple operating systems is likely to be a significant factor in customer acceptance of particular products. StrikeForce’s ProtectID™ operates on an independent platform and is able to integrate with multiple operating systems and user interfaces. ProtectID™ has been designed to use multiple authentication devices on the market (including, but not limited to, biometrics, smart cards and telephones). Our ability to integrate our products with multiple existing and future technologies is likely to be a key factor in the acceptance of our product.

o Relative Cost: We have attempted to design our products to provide a cost-effective suite of products for commercial and governmental customers. Our ability to offer our product at a competitive price and to add to existing installations is likely to be a key factor in the acceptance of our product.

The technology developed by the Company and used in the Company’s ProtectID™ and WebSecure™ products is the subject of two pending patent applications. The Company’s firewall product, which is in the research and design phase, is the subject of a pending provisional patent application. A fourth patent application relating to the Company’s ProtectID™ product was combined into the first ProtectID™ pending patent application and was allowed to lapse.

We intend to market our products to financial service firms, e-commerce companies, government agencies and small to medium-sized businesses with virtual private networks, as well as technology service companies that service all the above markets. We intend to seek such sales through our own direct efforts and through distributors and resellers. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in pilot projects with various resellers and direct customers, as well as having reached reseller agreements with strategic vendors. Our WebSecure™ product will also be sold directly to consumers, primarily through the Internet as well as distributors, resellers and potential Original Equipment Manufacturer ("OEM") agreements.

Business Model

We operate primarily as a software development company, providing security software products and services, to be sold to enterprises and Internet consumer businesses, both directly and through sales channels comprised of resellers, distributors and OEM relationships around the world. We are focusing on direct sales of our suite of security products and are also seeking to develop future sales through “channel” relationships in which our products are offered by other manufacturers, distributors or value-added resellers. It is our strategy that these “channel” relationships will provide the greater percentage of our revenues in approximately 2 years. Examples of the channel relationships that we are pursuing include our attempts to establish OEM relationships with other security technology and software providers that would integrate the enhanced security capabilities of ProtectID™ into their own product lines. These would include providers of networking software and manufacturers of computer and telecommunications hardware and software that provide managed services.

Our primary target markets include e-commerce based services companies, telecommunications and cellular carriers, financial services institutions, technology software companies, government agencies and consumers. For the near term, we are narrowly focusing our concentration on short sales-cycle customers and strategic problem areas, such as stolen passwords used to acquire private information illegally as well as remote users for medium to large size companies. Because we anticipate growing market demand, we are developing a reseller and distribution channel as a strategy to generate, manage and fulfill demand for our products across market segments. We intend to minimize the concentration on our initial direct sales efforts in the future as our reseller channel develops globally.

We intend to generate revenue through several pricing strategies. These include transaction fees based on consumer volumes of usage in the e-commerce and financial services markets, one time per person fees in the enterprise markets, set-up fees when the product is hosted, yearly maintenance fees and other one-time fees. We are developing pricing strategies that are intended to make our product highly competitive with other products on the market. We anticipate that a typical user will pay an initial hosting set-up fee as appropriate, periodic fees or usage-based fees (“Protect-as-you-go”) for continuing use of the product, as well as yearly maintenance fees. In situations where we are successful in having our products incorporated in the products and services of other companies, we intend to collect a per-unit royalty fee. We also provide our clients a choice of operating our software internally by licensing or through our hosting service currently with Panasonic.

SFT’s multi-channel marketing strategy includes:

o  Direct sales to enterprise and commercial customers (emphasized in early stages).

o  Resellers & Distributors, (main sales channel) which distribute our products and services to enterprise and commercial customers (technology and software product distributors, systems integrators, other security technology and software vendors, telecom companies, etc.).

o  Application Service Provider (ASP) Partner: Panasonic provides a hosting platform that facilitates faster implementations at a low cost.

o  Original Equipment Manufacturers (OEM): SFT products are sold to other security technology vendors that integrate ProtectID™ and WebSecure™ into their products and services.

o Internet sites in selling to consumers and the enterprise.

We have a strategic partnership with Panasonic in which Panasonic is an Authorized Service Provider (ASP) for our products, which requires a secondary server used for the “Out-of-Band” authentication technology. As an authorized ASP provider, Panasonic operates our products in their data center for the benefit of clients who contract with us for our security products. We believe that this relationship with Panasonic improves the implementation time and reduces the cost and training requirements. Our agreement with Panasonic is for a five-year (5) term ending in August, 2008. The relationship can be terminated by either party on six months notice. Panasonic is compensated by StrikeForce based on contracted percentages of the client’s fees paid to the Company as documented in each additional client amendment to the contract.

Intellectual Property

In December 2002, and formally memorialized by an agreement in September 2003, we acquired certain intellectual property rights and patent pending technology from NetLabs.com including the rights to further develop and sell their principal technology and certain officers of NetLabs.com joined StrikeForce as officers and directors of our company.

The technology developed by the Company and used in the Company’s ProtectID™ and WebSecure™ products is the subject of two pending patent applications. The Company’s firewall product, which is in the research and design phase, is the subject of a pending provisional patent application. A fourth patent application relating to the Company’s ProtectID™ product was combined into the first ProtectID™ pending patent application and was allowed to lapse.

We have one copyright pending and three trademarks pending. A fourth trademark has been approved. Even though trademarks and patent applications have been filed, except for the trademark (GuardedID®) there are still pending applications.

A portion of our software is licensed from third parties and the remainder is developed by our own team of developers. We rely upon confidentiality agreements signed by our employees, consultants and third parties to protect the intellectual property rights.

We license technology from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. We anticipate that we will continue to license technology from third parties in the future. Although we are not substantially dependent on any individual licensed technology, some of the software that we license from third parties could be difficult for us to replace. The effective implementation of our products depends upon the successful operation of third-party licensed products in conjunction with our suite of products, and therefore any undetected errors in these licensed products could create delays in the implementation of our products, impair the functionality of our products, delay new product introductions, damage our reputation, and/or cause us to provide substitute products.

Business Strategy

We intend to incur significant additional costs before we become profitable. We anticipate that most of the costs that we incur will be related to salaries, professional fees and sales commissions. We have 17 employees, of which four are full time in sales. We anticipate that we will increase our sales force between two to four full-time employees during the next 12-18 months. At the present time, our monthly burn rate is approximately $200,000 per month. We expect that our monthly burn rate will increase to $250,000 per month in approximately 12-18 months. We anticipate that the area in which we will experience the greatest increase in expenses is in payroll for our sales, marketing, technology and strategic business consultants.

Our strategy over the next 12 months is to have our sales force focus on direct sales to network customers and on industries that management believes provides the greatest potential for near-term sales. These include medium to large sized financial institutions, government agencies, e-commerce and enterprise businesses. We are also seeking a strategic program to establish successful resellers and distributors of our products. It is our intention to ultimately utilize resellers to generate the bulk of our sales. There can be no assurance, however, that we will succeed in implementing our sales strategy. Although management believes that there is a strong market for our products, we have not generated substantial revenue from the sale of our principal products and there is no assurance that the market will be sufficient to permit us to achieve profitability.

We also plan to pursue strategic partnerships with larger companies. In August 2003 we executed such a strategic partnership agreement with Panasonic that provides a hosted service for our suite of products. This permits our clients to access our products without having to leverage or develop their own infrastructure.

Competition

The software development and services market is characterized by innovation and competition. There are several well-established companies within this market that offer network security systems. These include both established companies like RSA, Secure Computing, Authentify, Swivel and ValidSoft and newer companies with emerging technologies.

SFT believes that the patent-pending “Out-of-Band” identity authentication system, is an innovative, secure, adaptable, competitively priced, integrated network authentication system. The main features of ProtectID™ include: an open architecture “Out-of-Band” platform for user authentication; operating system independence; biometric layering; mobile authentication; secure website logon; VPN access; domain authentication and multi-level authentication. Unlike other techniques for increased network security, ProtectID™ does not rely on a specific authentication device (e.g., tokens, smart cards, digital certificates or biometrics, such as a retinal or fingerprint scan). Rather ProtectID™ has been developed as an “open platform” that incorporates other authentication devices. For example, once a user has been identified to a computer network, a system deploying the ProtectID™ authentication system, our product, permits the “Out-of-Band” authentication of that user by a telephone, SSL client software or biometric device such as a fingerprint scan using a second server, before that user is permitted to access the network. By using “Out-of-Band” authentication methods, management believes that ProtectID™ provides a competitive product for customers with security requirements greater than typical name and password schemes, virtual private networks and computer systems with multiple users at remote locations. We also believe that our other products (ValidateID™, TrustedID™, WebSecure™ and ResetID™) offer an additional competitive edge for network security and e-commerce applications that should provide greater levels of security.

Although we believe that our suite of products offer competitive products, there is no assurance that any of these products will gain acceptance in the marketplace. Our competitors include established software and hardware companies that are likely to be better financed and to have established sales channels. Due to the high level of innovation in the software development industry, it is also possible that a competitor will introduce a product that provides a higher level of security than the ProtectID™ products or which can be offered at prices that are more advantageous to the customer.

RISKS RELATING TO OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE. SHOULD WE CONTINUE TO INCUR LOSSES FOR A SIGNIFICANT AMOUNT OF TIME, THE VALUE OF YOUR INVESTMENT IN OUR COMMON STOCK COULD BE ADVERSELY AFFECTED, AND YOU COULD EVEN LOSE YOUR ENTIRE INVESTMENT.

We have yet to establish any history of profitable operations as shown in our independent certified financial audit for 2004 and 2005. As of December 31, 2005, we had an accumulated deficit of $8,265,939. We have incurred annual operating losses of $2,993,529 for the year ended December 31, 2004 and $4,261,702 for the year ended December 31, 2005. We have financed our operations through loans from our officers, employees, and outside investors, sales of our common stock in a private placement and by the corporation selling stock to investors. Our revenues have not been sufficient to sustain our operations. Our profitability will require the successful marketing and sale of our ProtectID™, ValidateID™, TrustedID™, WebSecure™ and ResetID™ products and services. We will require additional financing to sustain our operations, without which we may not be able to continue operations. In addition, the terms of the secured convertible debentures issued to certain selling stockholders require that we obtain the consent of such selling stockholders prior to our entering into subsequent financing arrangements. No assurance can be given that we will be able to obtain additional financing, that we will be able to obtain additional financing on terms that are favorable to us or that the holders of the secured debentures will provide their consent to permit us to enter into subsequent financing arrangements. This can lead to the reduction or suspension of our operations and ultimately our going out of business. Should this occur, the value of your investment in the common stock could be adversely affected, and you could even lose your entire investment.

WE WILL NEED TO RAISE ADDITIONAL FUNDS THROUGH THE PUBLIC MARKET, PRIVATE DEBT OR PRIVATE SALES OF EQUITY TO ACHIEVE OUR CURRENT BUSINESS STRATEGY OF COMPLETING AND PROFITING FROM OUR SUITE OF TECHNOLOGY PRODUCTS. OUR NEED TO RAISE ADDITIONAL FUNDS IN THE FUTURE WILL LIKELY INVOLVE THE ISSUANCE OF ADDITIONAL SHARES OF STOCK, WHICH COULD DILUTE THE VALUE OF YOUR INVESTMENT. THERE IS NO ASSURANCE, HOWEVER, THAT WE WILL BE ABLE TO RAISE ADDITIONAL MONIES IN THE FUTURE.

Our inability to raise additional working capital or to raise the required financing in a timely manner would negatively impact our ability to fund our operations, our ability to generate revenues and to otherwise execute our business plan. Should this occur, the value of your investment in the common stock could be adversely affected and you could even lose your entire investment. Therefore, you may be investing in a company that will not have the funds necessary to continue operations. Our inability to obtain financing would have a material adverse effect on our ability to implement our development strategy, and as a result, could require us to diminish or suspend our development strategy and possibly cease our operations.

WE HAVE ISSUED SECURED CONVERTIBLE DEBENTURES THAT MAY RESTRICT OUR ABILITY TO OBTAIN ADDITIONAL FINANCING.

We have issued three-year and two-year secured debentures in 2004 and 2005 that are convertible into shares of our common stock to Cornell Capital Partners, LP and Highgate House Funds, Ltd. respectively. Under the terms of the secured debentures, we are restricted in our ability to issue additional securities as long as any portion of the principal or interest on the secured debentures remains outstanding. Specifically, we may not, without the prior consent of the holders of the secured debentures, issue any common stock or preferred stock at a discount to its fair market value or issue any derivative security, such as warrants or options, convertible into common stock at less than fair market value. We are also precluded under the terms of the secured debentures from granting any third party a security interest in our assets. Our inability, without the secured debenture holders’ consent, to provide a discount on our stock or to grant a security interest could make it difficult to find parties willing to make additional investments in us or to loan us money and therefore could adversely affect our ability to raise additional funds.

SECURED CONVERTIBLE DEBENTURES ISSUED TO CORNELL CAPITAL PARTNERS, LP AND HIGHGATE HOUSE FUNDS, LTD. COULD RESULT IN A CHANGE IN CONTROL.

We have issued an aggregate of $1,774,876 in secured convertible debentures, including an aggregate of $1,024,876 principal amount secured debentures issued to Cornell Capital Partners, LP and an aggregate of $750,000 principal amount secured debentures issued to Highgate House Funds, Ltd., which are convertible into shares of our common stock at a floating discount to the market price. Although the terms of the secured debentures contain a limitation that precludes conversion when the amount of shares already owned by Cornell Capital Partners, LP and Highgate House Funds, Ltd., plus the amount of shares still outstanding to be converted, would exceed 4.99 percent, the limit may be waived by Cornell Capital Partners, LP on 61 days notice to us. In addition, on the third anniversary of the issuance date of the Cornell Capital Partners, LP debenture and second anniversary of the issuance dates of the Highgate House Funds, Ltd. debentures, any outstanding principal or interest owed on the secured debentures may be converted, at the option of the Holder, into stock without any applicable limitation on the number of shares that may be converted. Depending on the price of our stock, if Cornell Capital Partners, LP waived the 4.99 percent limitation or at the time the secured debentures comes due, Cornell Capital Partners, LP could acquire enough shares to establish control of our Company.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR SECURED CONVERTIBLE DEBENTURES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES, WHICH WILL CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

Our obligation to issue a combination of shares or deliver shares through the escrow agent upon conversion of our $1,774,876 principal amount secured convertible debentures is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable upon conversion of our secured convertible debentures (excluding accrued interest), based on various market prices:

Price Per Share	With Discount	Number of Shares	Percentage of Stock* of 20% Issuable
$0.54	$0.43	4,127,619	19.17%
$0.36	$0.29	6,120,262	28.42%
$0.18	$0.14	12,677,685	58.87%
$0.14	$0.11	16,135,236	74.92%

* Based on 18,454,250 shares of common stock outstanding as of December 31, 2005. As illustrated, the number of shares of common stock issuable upon conversion of our secured convertible debentures will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

THE SALES OF COMMON STOCK BY INVESTORS AFTER DELIVERY OF A CONVERSION NOTICE COULD HAVE A DEPRESSIVE EFFECT ON THE PRICE OF OUR COMMON STOCK. IN ADDITION, WE DO NOT INTEND TO DISCLOSE THE TIMING OF ANY CONVERSION NOTICES WHICH WE MAY RECEIVE FROM THE INVESTORS AND AS A RESULT, YOU WILL HAVE NO KNOWLEDGE OF WHEN THE INVESTORS ARE CONVERTING INTO SHARES OF OUR COMMON STOCK.

The secured convertible debentures are convertible into shares of our common stock at a conversion price equal to the lesser of (i) 120% percent of our market price at the time that our stock is first approved for quotation on the OTC Bulletin Board or (ii) at a 20% discount to the evaluated price of the common stock prior to the conversion. The method used to price the shares convertible under the secured debentures may be selected by Cornell Capital Partners, LP and Highgate House Funds, Ltd. While the term sheets related to the Securities Purchase Agreements with Cornell Capital Partners, LP and Highgate House Funds, Ltd. contained provisions prohibiting them from engaging in short sales, the investors may, nevertheless, engage in the sale of escrowed shares after delivering a conversion notice to us but before actual delivery of the shares. In the event that Cornell and/or Highgate were to engage in any such sales, this may create downward pressure on the price of our common stock and could result in higher levels of volatility. Further, any resulting decline in the price of our stock will result in increased dilution due to the fact that we would be required to issue greater numbers of shares upon receiving future conversion notices. In addition, not only the sale of shares issued upon conversion of secured debentures, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock. In addition, we do not intend to disclose the timing of conversion notices which we may receive from Cornell Capital Partners, LP and/or Highgate House Funds, Ltd. As a result, you will have no knowledge of when the investors are converting. Further, you will not know that the investors have shares of our common stock that they may be imminently selling, or that the investors have sold such shares, all of which may have a depressive effect on the price of our common stock.

THE ISSUANCE OF SHARES OF OUR COMMON STOCK UPON CONVERSION OF THE SECURED CONVERTIBLE DEBENTURES MAY CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS.

The issuance of shares of our common stock upon conversion of the secured convertible debentures may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

IN THE EVENT THAT OUR STOCK PRICE DECLINES, THE SHARES OF COMMON STOCK ALLOCATED FOR CONVERSION OF THE SECURED CONVERTIBLE DEBENTURES AND REGISTERED MAY NOT BE ADEQUATE AND WE MAY BE REQUIRED TO FILE A SUBSEQUENT REGISTRATION STATEMENT COVERING ADDITIONAL SHARES. IF THE SHARES OF OUR COMMON STOCK WE HAVE ALLOCATED AND REGISTERED ARE NOT ADEQUATE AND WE ARE REQUIRED TO FILE AN ADDITIONAL REGISTRATION STATEMENT, WE MAY INCUR SUBSTANTIAL COSTS IN CONNECTION THEREWITH.

We originally assumed that the common stock to be issued in connection with the secured convertible debentures was 3,081,382 shares, assuming full conversion of the $1,774,876 secured debentures into common stock at a conversion price equal to the lesser of $0.576, or 80 percent of the estimated market price of $0.72 at the time that our Form SB-2 registration statement was declared effective. Under the terms of the Investor Registration Rights Agreements, we have registered five times this estimated amount, or 15,190,972 shares for sale by the holders of the secured convertible debentures upon conversion thereof. We also registered 150,000 shares of common stock issued in April 2005 to Highgate House Funds, Ltd. On May 5, 2006, the market price of our common stock was $0.14. In the event that our stock price continues to decline the shares of common stock we have allocated for conversion of the secured convertible debentures and have registered for sale by the holders may not be adequate. If the shares of common stock we have allocated to the registration statement are not adequate and we are required to file an additional registration statement, we may incur substantial costs in connection with the preparation and filing of such registration statement.

IF WE ARE REQUIRED FOR ANY REASON TO REPAY OUR OUTSTANDING SECURED CONVERTIBLE DEBENTURES, WE WOULD BE REQUIRED TO DEPLETE OUR WORKING CAPITAL, IF AVAILABLE, OR RAISE ADDITIONAL FUNDS. OUR FAILURE TO REPAY THE SECURED CONVERTIBLE DEBENTURES, IF REQUIRED, COULD RESULT IN LEGAL ACTION AGAINST US, WHICH COULD REQUIRE THE SALE OF SUBSTANTIALLY ALL OF OUR ASSETS.

Any event of default in our obligations to the holders of the secured convertible debentures such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the securities purchase agreements for such secured convertible debentures or in the secured convertible debentures, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against us and the delisting of our common stock could require the early repayment of the secured convertible debentures if the default is not cured with the specified grace period. We anticipate that the full amount of the secured convertible debentures, together with accrued interest, will be converted into shares of our common stock, in accordance with the terms of the secured convertible debentures. If we were required to repay the secured convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the secured debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

OUR SECURITY AGREEMENTS WITH CORNELL CAPITAL PARTNERS AND HIGHGATE HOUSE FUNDS LTD. CONTAIN NEGATIVE COVENANTS WHICH RESTRICTS OUR ABILITY TO CREATE SECURITY INTERESTS, CHANGE MANAGEMENT, DECLARE DIVIDENDS, MAKE LOANS AND INCUR ADDITIONAL INDEBTEDNESS, WITHOUT CORNELL AND HIGHGATE’S PRIOR WRITTEN CONSENT. SUCH RESTRICTIONS COULD IMPEDE OUR ABILITY TO OBTAIN ADDITIONAL FUNDING TO FINANCE OUR ONGOING OPERATIONS, WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

In connection with the securities purchase agreements for our secured convertible debentures with both Cornell Capital Partners, LP  (dated December 20, 2004 and amended on April 27, 2005) and Highgate House Funds Ltd. (dated April 27, 2005) we granted both Cornell and Highgate a secured interest in all of our assets. In accordance with such agreement, we may not, without Cornell and Highgate’s written consent, directly or indirectly:

o	permit to exist any assignment, transfer, pledge, mortgage, security interest or other lien or encumbrance in or against any part of the pledged property;

o	materially change our ownership, executive staff or management, including Mark L. Kay and Mark Corrao;

o	declare or pay any dividend of any kind, in cash or in property, on any class of our capital stock, or make any distribution of any kind in respect thereof;

o
make any loan, advance or extension of credit to any person other than in the normal course of our business; or to create, incur, or assume any additional indebtedness of any description whatsoever in an aggregate amount in excess of $25,000.

These restrictions could impede our ability to obtain additional funding to finance our ongoing operations, which would have a negative impact on our business and the value of your investment.

THE PATENT APPLICATIONS FOR THE TECHNOLOGY ARE PENDING AND THERE IS NO ASSURANCE THAT THESE APPLICATIONS WILL BE GRANTED. FAILURE TO OBTAIN THE PATENTS FOR THE APPLICATIONS COULD PREVENT US FROM SECURING ROYALTY PAYMENTS IN THE FUTURE.

The technology developed by the Company and used in the Company’s ProtectID™ (licensed from NetLabs.com) and WebSecure™ products is the subject of two pending patent applications. The Company’s firewall product, which is in the research and design phase, is the subject of a pending provisional patent (acquired from NetLabs.com) application. A fourth patent application relating to the Company’s ProtectID™ product was combined into the first ProtectID™ pending patent application and was allowed to lapse. The Company has other technology patents pending, to date the patent applications have not been granted. We cannot be certain that these patents will be granted nor can we be certain that other companies have not filed for patent protection for this technology. Even if the patents were granted for the technology, there is no assurance that we will be in a position to enforce the patent rights. Failure to be granted patent protection for the technology could result in greater competition or in limited royalty payments. This could result in inadequate revenue and cause us to cease operations.

WE WILL FACE INTENSE COMPETITION FROM COMPETITORS THAT HAVE GREATER FINANCIAL, TECHNICAL AND MARKETING RESOURCES. THESE COMPETITIVE FORCES MAY IMPACT OUR PROJECTED GROWTH AND ABILITY TO GENERATE REVENUES AND PROFITS, WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

We likely will face competition from alternate security software programs and services. As is typical of a new industry, demand and market acceptance for recently introduced services are subject to a high level of uncertainty and risk. In addition, the software industry is characterized by frequent innovation. As the market for computer security products evolves, it will be necessary for us to continually enhance our existing products and develop new products. We believe that our competitors will enhance existing product lines and introduce new products. If we are unable to update our software to compete or to meet announced schedules for improvements and enhancements, it is likely that our sales will suffer and that potential customers will be lost to a competing company’s product.

Because the market for our services is new and evolving, it is difficult to predict the future growth rate, if any, and the size of this market. Substantial marketing activities will be required to meet our revenue and profit goals. There can be no assurance we will be successful in such marketing efforts. There can be no assurance either that the market for our services will develop or become sustainable. Further, other companies may decide to provide services similar to ours. These companies may be better capitalized than us and we could face significant competition in pricing and services offered.

IF WE DO NOT ADEQUATELY PROTECT THE INTELLECTUAL PROPERTY RIGHTS, WE MAY EXPERIENCE A LOSS OF REVENUE AND OUR OPERATIONS MAY BE MATERIALLY IMPAIRED.

We rely upon confidentiality agreements signed by our employees, consultants and third parties to protect the intellectual property. We cannot assure that we can adequately protect the intellectual property or successfully prosecute potential infringement of the intellectual property rights. Also, we cannot assure that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. Failure to protect the intellectual property rights would result in a loss of revenue and could adversely affect our operations and financial condition.

OUR INABILITY TO RETAIN OUR KEY EXECUTIVE OFFICERS WOULD IMPEDE OUR BUSINESS PLAN AND GROWTH STRATEGIES, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

Our success depends, to a critical extent, on the continued efforts and services of our Chief Executive Officer, Mark L. Kay, our Chairman of the Board and President, Robert Denn, our Chief Technical Officer Ramarao Pemmaraju, our Chief Financial Officer Mark Corrao and our Executive Vice President and Head of Marketing, George Waller. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. There is no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our Company. Only one of our executive officers (CEO) has an employment agreement providing for his continued service to us. We do not currently carry a key-man life insurance policy on any of our employees, which would assist us in recouping our costs in the event of the loss of those officers.

THE INABILITY TO MANAGE OUR GROWTH COULD IMPEDE OUR ABILITY TO GENERATE REVENUES AND PROFITS AND TO OTHERWISE IMPLEMENT OUR BUSINESS PLAN AND GROWTH STRATEGIES, WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

We plan to grow rapidly, which will place strains on our management team and other Company resources to both implement more sophisticated managerial, operational and financial systems, procedures and controls and to hire, train and manage the personnel necessary to implement those functions. Our staff is currently comprised of 17 people and we believe that in order for us to achieve our goals, it will be necessary to further expand our personnel, particularly in the area of sales, support services, technology and administrative support. As we grow, we also expect to increase detailed and pertinent internal and administrative controls and procedures, require further product enhancements and customization of our existing products for specific clients, as well as enter new geographic markets. We do not presently have in place the corporate infrastructure common to larger organizations. We do not, for example, have a separate human resources department or purchasing department designed for a larger organization. Some of our key personnel do not have experience managing large numbers of personnel. Substantial expansion of our organization will require the acquisition of additional information systems and equipment, a larger physical space and formal management of human resources. It will require that we expand the number of people within our organization providing additional administrative support (or consider outsourcing) and to develop and implement additional internal controls appropriate for a larger organization. Our experience to date in managing the growth of our Company has been positive, without product failures or breakdowns of internal controls.

We will devote substantial resources to our ProtectID™, ValidateID™ and WebSecure™, products, focusing on our marketing, sales, administrative, operational, financial and other systems to implement our longer-term business plan and growth strategies. We also plan to grow our distribution and reseller services. This expansion will require us to significantly improve, replace and or acquire managers, operational and financial systems, procedures and controls, to improve the coordination between our various corporate functions, to manage, train, motivate and maintain a growing employee and marketing base. Our performance and profitability will depend on the ability of our officers and key employees to:

o	manage our business as a cohesive global enterprise;

o	manage expansion through the timely implementation and maintenance of appropriate administrative, operational, financial and management information systems, controls and procedures;

o	add internal capacity, facilities and third-party sourcing arrangements when needed;

o	maintain service quality controls;

o	attract, train, retain, motivate and manage effectively our employees.

The time and costs to effectuate these steps may place a significant strain on our management personnel, systems and resources, particularly given the limited amount of financial resources and skilled employees that may be available at the time. There can be no assurance that we will integrate and manage successfully new systems, controls and procedures for our business, or that our systems, controls, procedures, facilities and personnel, even if successfully integrated, will be adequate to support our projected future operations. There can be no assurance that any expenditure incurred during this expansion will ever be recouped. Any failure to implement and maintain such changes could have a material adverse effect on our business, financial condition and results of operations.

OUR RESULTS OF OPERATIONS MAY HIGHLY FLUCTUATE FROM QUARTER TO QUARTER AS WE CONTINUE TO GROW. THEREFORE, THESE RESULTS CANNOT BE USED TO PREDICT HOW WE MAY PERFORM IN THE FUTURE.

As a result of our limited operating history, we do not have historical financial data for a significant number of periods in which to base our planned operating expenses. Our expense levels are expected to increase. It is anticipated that as we mature, our sales and operating results will fluctuate from quarter to quarter and from year to year due to a combination of factors, including, among other things:

o	We Will Incur Large Expenses in Marketing Our Product

Our products are not well-known and in order to introduce them effectively, we will have to continue to market them aggressively. We will compete in our marketing efforts with other competitors, many of which are well-established. We think it is likely that in order to compete effectively, we may need to spend more money on marketing our products relative to our sales volume than do the more established companies. These expenses may make it more difficult for us to become a profitable company and reduce our profitability in the short term and are likely to negatively affect our net income.

o	Product Defects or Service Quality Problems Could Affect Our Sales

Although we consider our principal products ready for commercial introduction and are actively marketing them to potential customers (except for WebSecure™ and TrustedID™), we do not have significant experience with the use of our products on a large scale. We have not experienced any product defects that are material to the performance of our products, but there can be no assurance that there will not be product defects in the future. Likewise, we cannot be certain that the security provided by our products cannot be circumvented, now or in the future, although we are unaware of anyone having successfully defeating the technology. Our products are complex and may contain undetected errors or defects or may contain errors or defects in new versions that we attempt to release. Errors and defects that occur in the future could result in adverse product reviews and a loss of, or delay in, market acceptance of our products. One of our products, WebSecure™ is still being developed and will not be ready for commercial introduction until the summer of 2006, when we intend to release an initial version.

THE APPLICATION OF THE “PENNY STOCK” RULES COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND INCREASE YOUR TRANSACTION COSTS IN SELLING OUR COMMON STOCK.

The Securities and Exchange Commission (“SEC”) has adopted Rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 require:

o	that a broker or dealer approve a person’s account for transactions in penny stocks; and

o	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

o	obtain financial information and investment experience objectives of the person; and

o
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

o	sets forth the basis on which the broker or dealer made the suitability determination; and

o	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure must also be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

VOLATILITY IN OUR STOCK PRICE MAY SUBJECT US TO SECURITIES LITIGATION, THEREBY DIVERTING OUR RESOURCES, WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

The market for our common stock is likely to be characterized by significant price volatility when compared to seasoned issuers, we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the targets of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

ITEM 2. DESCRIPTION OF PROPERTIES

We operate from leased offices located at 1090 King Georges Post Road, Edison, New Jersey 08837. We do not hold any material investments in other real or personal property other than office equipment. We anticipate these facilities will be adequate for the immediate future but that if we are successful in introducing our products, we will need to seek larger or additional office quarters. We have a non-cancelable operating lease for office space that expires in February 2008. The lease does not contain a renewal option and requires us to pay all executory costs such as maintenance and insurance.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently a party to, nor is any of its property currently the subject of, any pending legal proceeding. None of the Company’s directors, officers or affiliates is involved in a proceeding adverse to the Company’s business or has a material interest adverse to the Company’s business.

On December 8, 2005, Verid, Inc., a Delaware corporation, filed suit against the Company in the United States District Court for the Southern District of Florida alleging trademark infringement, unfair competition and false designation of origin. The Company vigorously defended against this action, and settled this case on February 24, 2006, on terms which are favorable to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter or the year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A) MARKET INFORMATION

The Company’s Small Business registration statement on Form SB-2 was declared effective by the SEC in August 2005 and the Company’s shares were approved for listing on the OTC Bulletin Board by the National Association of Securities Dealers, Inc. (“NASD”) in December 2005. Prior to December 2005, there was no public market for the common stock. The Company’s common stock is quoted on the OTC Electronic Bulletin Board maintained by the NASD under the symbol “SKFT.OB”. It has been traded in the over-the-counter market on a limited basis. The following sets forth high and low bid price quotations for each calendar quarter during the last fiscal years that trading occurred or quotations were available. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low
December 31, 2005	$1.15	$1.05 Last trade date in 2005

The closing bid price for our shares of common stock on May 5, 2006 was $0.14.

Our common stock is considered a low priced security under the “Penny Stock” rules promulgated by the Securities and Exchange Commission. Under these rules, broker-dealers participating in transactions in these securities must first deliver a risk disclosure document which describes risks associated with these stocks, broker-dealers’ duties, customers’ rights and remedies, market and other information, and make suitability determinations approving the customers for these stock transactions based on financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing, provide monthly account statements to customers, and obtain specific written consent of each customer. With these restrictions, the likely effect of designation as a low priced stock is to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and increase the transaction cost of sales and purchases of these stocks compared to other securities.

(B) HOLDERS

As of April 26, 2006, there were about 163 holders of the common stock on record (several holders of record are brokerage firms, which handle accounts for individual investors).

(C) DIVIDENDS

We have not previously paid any cash dividends on common stock and does not anticipate or contemplate paying dividends on common stock in the foreseeable future. Our present intention is to utilize all available funds to develop and expand our business. The only restrictions that limit the ability to pay dividends on common equity, or that are likely to do so in the future, are those restrictions imposed by law and those restrictions imposed under contractual obligation. Under New Jersey corporate law, no dividends or other distributions may be made which would render a company insolvent or reduce assets to less than the sum of liabilities plus the amount needed to satisfy outstanding liquidation preferences.

Any future determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our board may deem relevant at that time.

(D) RECENT SALE OF UNREGISTERED SECURITIES

In October 2005, eighteen individuals purchased 342,000 shares of common stock from the Company at a price of $0.90 per share for 142,000 shares for a total of $127,800 and a price of $0.75 per share for 200,000 shares for a total of $150,000.

In November 2005, ten individuals purchased 55,558 shares of common stock from the Company at a price of $0.90 per share for a total of $50,000.

In December 2005, thirteen individuals purchased 382,002 shares of common stock from the Company at price of $0.90 per share for a total of $343,800.

All of the above offerings and sales were made in reliance upon the exemption from registration under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

The information in this annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than those statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

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

Background

We are a software development and services company that offers a suite of integrated computer network security products using proprietary technology. We were organized in August 2001 under New Jersey law as Strike Force Technical Services, Inc. We initially conducted operations as an integrator and reseller of computer hardware and telecommunications equipment and services. In December 2002, and formally memorialized by an agreement in September 2003, we acquired certain intellectual property rights and patent pending technology from NetLabs.com including the rights to further develop and sell their principal technology and certain officers of NetLabs.com joined StrikeForce as officers and directors of our company. We subsequently changed our name to StrikeForce Technologies, Inc., under which we had conducted our business since August 2001. Our strategy is to develop and exploit our suite of network security products for customers in the corporate, financial, government, e-commerce and consumer sectors. We plan to grow our business through internally generated sales, rather than by acquisitions. We have no subsidiaries and we conduct our operations from our office in Edison, New Jersey.

We began our operations in 2001 as a reseller of computer hardware. We derived the majority of our revenues from our activities as a reseller through the first half of 2003. Upon the acquisition of the licensing rights to certain intellectual property and patent pending technology from NetLabs.com to develop and sell their principal technology in December 2002, we shifted the focus of our business to developing and marketing our own suite of security products based upon the technology acquired. We have maintained our relationship with Panasonic and LG as a reseller, primarily for the resale of biometric identification equipment, such as Panasonic’s and LG’s iris scanners, that can be used with our software products. We generated nominal revenues from our activities as a reseller during 2005 and 2004.

We anticipate that the development of our suite of security products will be completed in 2006 and we expect our products to be available to the marketplace in 2006. For the period ended December 31, 2004, we generated $26,047 from the sales of our security products and for the period ended December 31, 2005 we generated $16,148 from the sales of our security products. We seek to locate customers in a variety of ways. These include contracts with value added resellers, direct sales calls initiated by our sales staff, exhibitions at security and technology trade shows, through the media, consulting agreements and through word of mouth. Our sales generate revenue either as an Original Equipment Manufacturer (OEM) model, through a Hosting/License agreement, or through direct purchase by customers. We price our products for consumer transactions based on the number of transactions in which our software products are utilized and we price our products for business applications based on the number of users. We also expect that we may generate revenue from annual maintenance contracts, renewal fees and the execution of potential international agreements that are presently in the evaluation phase.

We have incurred substantial operating losses since commencing operations. We believe that our products provide a cost-effective and technologically competitive solution to address the problems of network security and identity theft. There can be no assurance, however, that our products will gain acceptance in the commercial marketplace or that one of our competitors will not introduce a technically superior product. The products that we offer to customers are discussed in Item 1, Description of Business.

Management, in late 2004, introduced procedures that assess our business performance through a number of financial and non-financial indicators. Since we are still in the process of introducing our products to the commercial marketplace, we attempt to assess our performance principally through indications of present and potential sales. These include the following:

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

Use of Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. When preparing our financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to revenue, allowance for doubtful accounts, reserves for income taxes, and litigation. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or conditions are used.

Results of Operations

FOR THE YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 30, 2004

Revenues for the year ended December 31, 2005 were $30,532 compared to $57,238 for the year ended December 31, 2004, a decrease of $26,706 or 46.7%. The resultant decrease in revenues was primarily due to the company just entering ramp up on certain technologies being developed and having signed a limited number of contracts during this period. Revenues generated consisted of hardware sales, software sales, revenue from sign on fees, transaction revenues, consulting revenues and commissions. Hardware sales for the year ended December 31, 2005 were $7,929 compared to $20,636 for the year ended December 31, 2004, a decrease of $12,707. The resultant decrease in hardware revenues was primarily due to the refocusing of the Company’s direction from a reseller of biometric technology to becoming a developer of our own suite of technology products. Software sales for the year ended December 31, 2005 were $5,500 compared to $6,875 for the year ended December 31, 2004, a decrease of $1,375. The resultant decrease in software revenues was primarily due to the refocusing of the Company’s direction from a reseller of biometric technology to becoming a developer of our own suite of technology products. Sign on fees for our ASP transaction model amounted to $12,700 for the year ended December 31, 2005 compared to $3,000 for the year ended December 31, 2004, an increase of $9,700. The increase was due to signing up several new clients. Transaction revenues from the ASP hosting model were $3,448 for the year ended December 31, 2005 and $23,047 for the year ended December 31, 2004, a decrease of $19,599. The decrease was due primarily to the lack of ASP transactions and awaiting the ramp up of the new clients. Consulting revenue was $955 for the year ended December 31, 2005 and $0 for the year ended December 31, 2004, an increase of $955. The increase was due to the compensation received by the Company as a result of its CEO hosting a speaking engagement in October 2005. Commission income for the year ended December 31, 2005 was $0 compared to $3,680 for the year ended December 31, 2004, a decrease of $3,680. In 2001 the Company became a reseller of Nextel and XO Communication cellular services. These sales provided both commissions on the sale of Nextel phones and residual commission income from XO Communications beginning in January 2002. The residual commission revenue varied from month to month, dependent on the utilization of the services by the customer and the terms of their contracts. Effective August 2004, the Company no longer received residual commissions due to the conclusion of the residual terms between the Company and XO Communications.

Cost of revenues for the year ended December 31, 2005 was $15,232 compared to $9,029 for the year ended December 31, 2004, an increase of $6,203, or 68.7%. The net increase resulted primarily from costs incurred by third parties for transaction fees as customers began implementation of the platform, related to our ASP hosting service and transaction charges.

Gross profit for the year ended December 31, 2005 was $15,300 compared to $48,209 for the year ended December 31, 2004, a decrease of $32,909, or 68.3%. The decrease was primarily due to refocusing the direction of the Company from being a reseller of biometric technology to selling or licensing our own suite of technology products.

Research and development expenses for the year ended December 31, 2005 were $368,331 compared to $228,411 for the year ended December 31, 2004, an increase of $139,920, or 61.3%. The increase is primarily attributable to an increase in compensation costs as a result of increases in research and development personnel added after December 31, 2004. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative expenses for the year ended December 31, 2005 were $3,549,749 compared to $2,719,258 for the year ended December 31, 2004, an increase of $830,491 or 30.5%.

Selling, general and administrative expenses at December 31, 2005 and December 31, 2004 consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, travel costs, non-cash stock compensation expense for the issuance of stock and stock options to non-employees and other general corporate expenses.

The net increase was due primarily to increases in our staffing, advertising, promotion and marketing, legal and accounting, consulting costs and overhead. The increased level of expenses being incurred by the Company in 2005 resulted from our efforts to commercially exploit our suite of network security products and to achieve registration of the Company with the Securities and Exchange Commission as a publicly traded entity.

Other expense for the year ended December 31, 2005 was $358,922 as compared to $94,069 for the year ended December 31, 2004, representing an increase in other expenses of $264,853, or 282%. The increase was primarily due to interest charges for notes payable and deferred financing charges relating to the convertible promissory notes.

Our net loss for the year ended December 31, 2005 was $4,261,702 compared to a net loss of $2,993,529 for the year ended December 31, 2004, an increase of $1,268,173, or 42.4%. The increase was primarily due to an increase in salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, travel costs, interest charges for notes payable and deferred financing charges relating to the convertible promissory notes.

Liquidity and Capital Resources

Our total current assets at the year ended December 31, 2005 were $618,345, including $77,094 in cash as compared with $691,282 in total current assets at the year ended December 31, 2004, which included cash of $103,745. Additionally, we had a shareholders’ deficiency in the amount of $462,633 at the year ended December 31, 2005 as compared to a shareholders equity of $2,288,440 at the year ended December 31, 2004. The decrease in shareholders equity to a deficiency position is a result of the Company’s net losses and funding through an increased debt position from convertible debentures and promissory notes rather than the sale of stock. We have historically incurred losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing.

The number of common shares outstanding increased from 17,160,313 shares at the year ended December 31, 2004 to 18,454,250 at the year ended December 31, 2005, an increase of 7.5%. During that period our shareholders’ equity, due to our net losses and an increase in our debt position, was decreased from $2,288,440 at the year ended December 31, 2004 to a deficiency position of $462,633 at the year ended December 31, 2005, a decrease of approximately 120%. We had $77,094 of cash at the year ended December 31, 2005, compared to $103,745 cash at the year ended December 31, 2004 a decrease of approximately 25.7%. We financed our operations during the year ended December 31, 2005 through debt and equity financing. To date, we have not generated significant revenues and we anticipate that we will not generate any significant revenues until the third quarter of 2006. We expect that we will rely, at least in the near future, upon a limited number of customers for a substantial percentage of our revenues and may continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market grows, we will attain greater numbers of customers and the concentrations will diminish. Until this is accomplished, we will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing commitments of capital expenditures and until our sales revenue can provide greater liquidity.

We do not expect to sell a significant amount of equipment over the next twelve months.

We have historically incurred losses and expect to continue to incur losses in the foreseeable future. Our operations presently require funding of approximately $200,000 per month. Our current forecast and potential pipeline substantiate our becoming profitable by the end of the third quarter of 2006 based on some key potential clients contracting with the Company in the financial industry, enterprise and consumer sectors in the United States, Latin America and in Asia. There can be no assurance, however, that the sales anticipated will materialize or that we will achieve the profitability we have forecasted.

On April 27, 2005, the Company entered into an amended and restated 8% secured convertible debenture with Cornell Capital Partners, LP (“Cornell”) in the amount of $1,024,876, which terminated the two $500,000 debentures entered into with Cornell in December 2004 and January 2005. The new debenture entitles Cornell, at its option, to convert, at any time and from time to time, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at the price per share equal to the lesser of (i) the greater of $0.25 or an amount equal to 120% of the initial bid price or (ii) an amount equal to 80% of the lowest volume weighted average price of the Company’s common stock for the last five trading days immediately preceding the conversion date. The debenture matures on April 27, 2007. The Company, at its option, may redeem, with three days advance written notice, a portion or all outstanding convertible debenture. The redemption shall be 120% of the amount redeemed plus accrued interest remaining for the executed debenture.

On April 27, 2005, the Company entered into a Securities Purchase Agreement with Highgate House Funds, Ltd. (“Highgate”) pursuant to which the Company received $750,000 in exchange for two 7% secured convertible debentures amounting to $750,000 that mature in 2 years, and the issuance of 150,000 shares of the Company’s common stock. The Securities Purchase Agreement provides for the execution of funding under two closings. The first closing occurred upon the signing of the aforementioned Securities Purchase Agreement and the second closing occurred upon the filing of a registration statement on Form SB-2. The Company issued the aforementioned securities to the investor pursuant to Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended (the “Act”), and/or Section 4 (2) of the Act.

In addition, in accordance with the Securities Purchase Agreement with Cornell, the Company has reserved for issuance an aggregate of 2,000,000 shares of the Company’s common stock, which may be adjusted from time to time as agreed upon by the parties, to be issued to the debenture holder upon conversion of accrued interest and liquidated damages into common stock. The 2,000,000 shares were not required to be registered in the registration statement on Form SB-2. Also, the Company has reserved for issuance an aggregate of 8,680,000 shares of the Company’s common stock, which may be adjusted from time to time as agreed upon by the parties, to be issued to the debenture holder upon conversion of the secured debenture into common stock. The 8,680,000 shares were not required to be registered in the registration statement on Form SB-2.

Additionally, in accordance with the Securities Purchase Agreement with Highgate, the Company is required to maintain in escrow and registered five times the number of shares of common stock that would be needed to satisfy the full conversion of all such convertible debentures outstanding (currently 6,510,000 shares in reserve) and to issue additional shares as needed if the number of shares in escrow becomes less than required.

In accordance with the use of proceeds, the funds received from Highgate are to be used to:

o	cover our current monthly burn rate during the filing period,

o	hire one to two additional junior sales persons and interns,

o	purchase related technology equipment in order to meet our current and potential client requirements,

o	cover our working capital requirements dedicated to increasing the sales and revenues of our Company,

o	cover monthly payments for our public relations and investor relations firms,

o	stress testing our software,

o	purchase strategic cold call listings,

o	pay for costs relating to our SEC filing obligations, financial audits, quarterly reviews and legal expenses incurred during filing period, and

o	cover expenses associated with marketing events, trade shows, travel and entertainment.

Furthermore, without Highgate’s approval, except for a $400,000 exclusion, we are prohibited from using the proceeds to repay any indebtedness of any of our insiders.

The aforementioned debentures bear interest at a rate of 7% per annum and expire 2 years after the date of issuance. The debentures are convertible into shares of our common stock at a conversion price equal to the lesser of (i) 120% of the average closing bid price for the 5 trading days immediately preceding the closing date; or (ii) 80% of the lowest closing bid price for the 5 trading days immediately preceding the date of conversion. In addition, the Company has the right to redeem the debentures, at any time prior to its maturity, upon 3 business day’s prior written notice to the holder. The redemption price is equal to 120% of the face amount redeemed plus accrued interest.

In addition, we entered into a Security Agreement with Highgate dated as of April 27, 2005 pursuant to which we granted Highgate a secured interest in all of our assets. Such secured interest shall be second in priority to the secured interest which we granted to Cornell Capital Partners, L.P. on December 20, 2004, as further described below. The Security Agreement contains certain negative covenants that will remain in effect until our repayment obligations pursuant to the convertible debenture have been satisfied. In accordance with such agreement, we may not, without Highgate’s written consent, directly or indirectly:

o	permit to exist any assignment, transfer, pledge, mortgage, security interest or other lien or encumbrance in or against any part of the pledged property,

o	assign, pledge or in any way transfer or encumber Highgate’s right to receive any income or other distribution from any part of the pledged property,

o	enter into any sale-leaseback financing respective to any part of the pledged property,

o	materially change our ownership, executive staff or management, including specifically Mark L. Kay and Mark Corrao;

o	declare or pay any dividend of any kind, in cash or in property, on any class of our capital stock, or make any distribution of any kind in respect thereof, or

o	make any payments in respect of any pension, profit sharing, retirement, stock option, stock bonus, incentive compensation or similar plan, without the prior written consent of Highgate.

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

Further, we may not make any loan, advance or extension of credit to any person other than in the normal course of our business, and create, incur, or assume any additional indebtedness of any description whatsoever in an aggregate amount in excess of $25,000 (excluding trade accounts payable and accrued expenses incurred in the ordinary course of business). However, the Company may continue to accept debt and/or convertible debt investments from accredited investors for a maximum total of up to $2,000,000, providing no terms are better than the Cornell and Highgate convertible debenture terms.

In October 2005, the Company engaged the investment banking services of a consulting firm as placement agent on a best-efforts basis to arrange the sale of senior debt and or equity-linked securities including convertible debt on behalf of the Company in the amount of five million ($5,000,000) dollars. To date, no funds have been raised pursuant to this agreement. The terms of the agreement provide for the placement agent to act on behalf of the Company as its exclusive placement agent with an authorization period of one year, subject to termination upon 10 days’ notice by the Company. The agreement required the Company to pay to the firm a non-refundable retainer fee in the form of common stock warrants to purchase 400,000 shares of the Company’s common stock at an exercise price of $0.75 per share. The retainer Warrants shall be exercisable after the date of issuance and shall expire five (5) years after the date of issuance, unless extended by the Company. In April 2006, the Company and the placement agent amended the agreement in order to waive the exclusivity clause. In exchange for the waiver, the Company has agreed to reduce the exercise price of the 400,000 warrants to $0.50 per share. The placement agent is also entitled to receive certain cash compensation and warrants in connection with the closing of any financings arranged by it.

Additionally, the Company issued unsecured notes payable during the year ended December 31, 2005 in an aggregate total of $543,000 to eight unrelated parties as follows:

In January 2005, the Company executed an 8% convertible debenture in the amount of $125,000 with an investor. The holder is entitled, at its option, to convert at any time and from time to time, until payment in full of the debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at the price of $0.90 per share. If not converted at the holder’s option, the entire principal amount and all accrued interest shall be due to the holder on the first year anniversary of the debenture. The note was amended in March 2006 to extend the due date to January 26, 2007.

In March 2005, the Company executed an 8% convertible debenture in the amount of $235,000 with an investor group. The holder is entitled, at its option, to convert at any time and from time to time, until payment in full of the debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at the price of $0.90 per share. If not converted at the holder’s option, the entire principal amount and all accrued interest shall be due to the holder on the third year anniversary of the debenture.

In June 2005, the Company executed a non-interest bearing convertible note in the amount of $33,000 with a public relations firm for services rendered. At any time prior to repayment of all outstanding principle, the holder is entitled, at its option, to convert at any time and from time to time, until payment in full of the debenture, all or any part of the principal amount of the debenture into shares of the Company’s common stock at the price of $0.90 per share. If not converted at the holder’s option, the entire principal amount shall be due to the holder on the first year anniversary of the note.

In June 2005, the Company executed an 8% convertible debentures ain the amount of $10,000 with an individual. The holder is entitled, at its option, to convert at any time and from time to time, until payment in full of the debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at the price of $0.90 per share. If not converted at the holder’s option, the entire principal amount and all accrued interest shall be due to the holder on the third year anniversary of the debenture.

In June and July 2005, the Company executed 8% convertible debentures aggregating $150,000 with five individuals. Each holder is entitled, at its option, to convert at any time and from time to time, until payment in full of the debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at the price of $0.90 per share. If not converted at the holder’s option, the entire principal amount and all accrued interest shall be due to the holder on the third year anniversary of the debentures.

It is unlikely that we will be able to generate sufficient funds internally to sustain our operations until the third quarter 2006. We will seek to raise additional funds to continue our operation. It is management’s plan to seek additional funding through the sale of common stock and the issuance of notes and debentures, including notes and debentures convertible into common stock. If we issue additional shares of common stock, the value of shares of existing stockholders is likely to be diluted.

However, the terms of the secured convertible debentures issued to certain of the existing stockholders require that we obtain the consent of such stockholders prior to our entering into subsequent financing arrangements. No assurance can be given that we will be able to obtain additional financing, that we will be able to obtain additional financing on terms that are favorable to us or that the holders of the secured debentures will provide their consent to permit us to enter into subsequent financing arrangements.

Our future revenues and profits, if any, will primarily depend upon our ability to secure sales of our suite of network security products. We do not at present generate significant revenue from the sales of our products. Although management believes that our products are competitive for customers seeking a high level of network security, we cannot forecast with any reasonable certainty whether our products will gain acceptance in the marketplace and if so by when. In addition, we are a reseller and potential distributor for various security and telecommunications related products, for which we anticipate minimal revenues over the next twelve (12) months.

Except for the limitations imposed upon us respective to the secured convertible debentures of Cornell and Highgate, there are no material or known trends that will restrict either short term or long-term liquidity.

In December 2005 and March 2006, we engaged the services of two consulting firms in order for us to obtain additional funding. We intend to utilize the funding obtained in order to cover the monthly burn and maintain operations. In May 2006, the Company has executed a term sheet with an investor in the amount of $1 million which shall enable the Company to sustain operations. The first tranche of $500,000 should be available to the Company by the end of the second quarter of 2006. The Company is awaiting the contracts.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Going Concern

We are assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses of approximately $4,261,702 for the year ended December 31, 2005, compared to $2,993,529 for the year ended December 31, 2004. At December 31, 2005, the Company’s accumulated deficit was $8,265,939, its working capital deficiency was $610,974 and approximately 93% of its assets consist of deferred royalties. Additionally, for the year ended December 31, 2005, we had negative cash flows from operating activities of approximately $2,747,458. Since our inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business may require additional capital. This condition raises substantial doubt about our ability to continue as a going concern.

We have issued three-year and two-year secured debentures in 2004 and 2005 that are convertible into shares of our common stock to Cornell Capital Partners, LP and Highgate House Funds, Ltd. respectively. Under the terms of the secured debentures, we are restricted in our ability to issue additional securities as long as any portion of the principal or interest on the secured debentures remains outstanding.

Currently, the Company is aggressively attempting to increase revenues and improve profit margins by implementing a revised sales strategy. In principle, the Company is redirecting its sales focus from direct sales to companies using an internal sales force, to selling through a distribution channel of Value Added Resellers and Original Equipment Manufacturers. The profit margin for this approach is more lucrative than selling direct due to the increase in sales volume. This revised sales approach should increase the Company’s sales and revenues in order to mitigate future losses. In addition, management has raised funds through convertible debt instruments and the sale of equity in order to alleviate the working capital deficiency. Through the utilization of the public capital markets, the Company plans to raise the funds necessary to continue, expand and enhance its growth, however, there can be no assurance that this will be able to increase revenues or raise additional capital. In December 2005 and March 2006, the Company engaged the services of two consulting firms in order for the Company to obtain additional funding. The Company intends to utilize the funding obtained in order to cover the monthly burn and maintain operations. In May 2006, the Company has executed a term sheet with an investor in the amount of $1 million which shall enable the Company to sustain operations. The first tranche of $500,000 should be available to the Company by the end of the second quarter of 2006. The Company is awaiting the contracts.

Our management expects cash flows from operating activities to improve in the third quarter of 2006, primarily as a result of an increase in sales, and plans to raise financing through various methods to achieve the business plans, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional financing when required, we may have to modify, delay or abandon some or all of our business and expansion plans.

Critical Accounting Policies

In accordance with generally accepted accounting principles (“GAAP”), we record certain assets at the lower of cost and/or fair value. In determining the fair value of certain of our assets, we must make judgments, estimates and assumptions regarding circumstances or trends that could affect the value of theses assets, such as economic conditions. Those judgments, estimates and assumptions are made based on current information available to us at that time. Many of those conditions, trends and circumstances are outside our control and if changes were to occur in the events, trends or other circumstances on which our judgments or estimates were based, we may be required under GAAP to adjust those of our earlier estimates that are affected by those changes. Changes in such estimates may require that we reduce the carrying value of the affected assets on our balance sheet (which are commonly referred to as “write downs” of the assets involved).

It is our practice to establish reserves or allowances to record downward adjustments or “write-downs” in the carrying value of assets, such as accounts receivable. Such write-downs are recorded as charges to income or increases in the expense in our statement of operations in the periods when such reserves or allowances are established or increased to take account of changed conditions or events. As a result, our judgments, estimates and assumptions about future events can and will affect not only the amounts at which we record such assets on our balance sheet but also our results of operations.

In making our estimates and assumptions, we follow GAAP and accounting practices applicable to our business and those that we believe will enable us to make fair and consistent estimates of the fair value of assets and establish adequate reserves or allowances. Set forth below is a summary of the accounting policies that we believe are material to an understanding of our financial condition and results of operations.

Software Development Costs

SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life. To date, all costs have been accounted for as research and development costs and no software development cost has been capitalized.

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

Impairment of Intangible Assets

We operate in an industry that is rapidly evolving and extremely competitive. It is reasonably possible that our accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis of intangible assets could change in the near term and that the effect of such changes on the financial statements could be material. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, we complete a test for impairment of certain other intangible assets annually and whenever events or circumstances indicate a potential impairment.

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

The determination of expected volatility requires management to make an estimate and the actual volatility may vary significantly from that estimate. Accordingly, the determination of the resulting expense is based on a management estimate. Prior to December 31, 2005, when options or warrants to purchase our stock are used as incentives for employees, officers or directors, we use the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”, as permitted by Statement of Financial Accounting Standards “SFAS” No. 123. The intrinsic value method calculates the value of the option or warrant at the difference between the strike price and the price of the stock on the day the option or warrant is granted, except that such value is zero if the strike price is higher than the price of the stock. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004) (“123R”) Share Based Payment. Statement 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Company is required to implement 123R beginning in the fiscal year beginning January 1, 2006.

If the Company determined compensation expense based on the fair value at the dates for those awards consistent with the method of SFAS No. 123 and not the intrinsic value method, the effect on the historical financial statements for the periods presented would be as follows:

Period	Loss as Originally Reported	Additional Employee Compensation Expense	Adjusted Loss For The Period
Year Ended December 31, 2004	$2,993,529	$163,985	$3,157,514
Year Ended December 31, 2005	$4,261,702	$177,665	$4,439,367

When the Company offers incentives to our employees, officers or directors, through the issuance of options or warrants, the Company calculates the fair value of the instruments at the time of the negotiations as part of our evaluation of the compensation package offered to the parties. At the time the fair value of the instruments is evaluated all variables used to establish fair value are also re-evaluated.

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

Embedded Derivatives

The Company has made a determination that there exists a possibility that the secured convertible debentures issued to Cornell Capital Partners, LP and Highgate House Funds, LTD, may contain embedded derivatives. These debentures have been accounted for under EITF 98-5 and EITF 00-27 using the intrinsic value accounting model which includes accounting for beneficial conversion features. As a result of the Company’s determination and ongoing analysis of the secured debentures to determine if they are not conventional convertible debt as described in EITF 00-19, any associated warrants and any beneficial conversion features that were previously recorded as additional paid in capital and a corresponding reduction to the notes payable would be eliminated from the balance sheet and the amortization of any warrant and beneficial conversion feature value would be eliminated from the results of operations. The warrants and any other potential embedded derivatives in the notes requiring bifurcation under ElTF 00-19 would be accounted for as liabilities and valued by being marked to market at each balance sheet date under SFAS 133 and the corresponding gain or loss in value would be recorded in our statement of operation as additional financing costs, which could have a material effect on our future financial position, results of operations and earnings per share. This change in accounting for the debentures may have a material impact on the financial position, the results of operations and earnings per share for the relevant quarters in 2004, 2005 and 2006 and the years ended December 31, 2004 and 2005. To determine the magnitude of the effects of this change in accounting, if required, the Company must first identify which, if any, components of the debentures constitute embedded derivatives and the proper accounting treatment for those components and then determine valuations for those components. The Company intends to retain accounting and valuation experts as necessitated, to assist with those steps. Until such identification and valuation is completed, the Company cannot determine the magnitude, if any, of any required restatement or estimate the future effects of this change in accounting. The Company cautions that its analysis of the accounting issues described herein are ongoing and as such, if necessary, the Company will file amended financial statements with the SEC as soon as possible after the completion of its analysis of the accounting issues described herein. If it is determined that the secured convertible debentures have embedded derivatives requiring bifurcation under EITF 00-19 then these debentures need to be accounted for under SFAS 133 which is fair value.

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and does not permit the use of the original SFAS 123 prospective method of transition in fiscal years beginning after December 15, 2003. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results, regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. SFAS 148 improves the prominence and clarity of the pro forma disclosures required by SFAS 123 by prescribing a specific tabular format and by requiring disclosure in the "Summary of Significant Accounting Policies" or its equivalent and improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004) (“123R”) Share Based Payment. Statement 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Company is required to implement 123R beginning in the fiscal year beginning January 1, 2006.

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

The FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"). SFAS 154 is effective, and will be adopted, for accounting changes made in fiscal years beginning after December 15, 2005 and is to be applied retrospectively. SFAS 154 requires that retroactive application of a change in accounting principle be limited to the direct effects of the change. The Company is currently evaluating the impact of this standard.

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

ITEM 7. FINANCIAL STATEMENTS

The response to this item is included as a separate exhibit to this report following Part III.

Please see pages F-1 through F-39.

Page Number
Financial Statements

Balance sheet at December 31, 2005	F-2

Statement of operations for the years ended December 31, 2005 and 2004	F-3

Statement of stockholders’ equity (deficiency) for the years ended December 31, 2005 and 2004	F-4 -F- 5

Statement of cash flows for the years ended December 31, 2005 and 2004	F-6

Notes to financial statements	F-7 - F-39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

StrikeForce Technologies, Inc.
Edison, New Jersey

We have audited the accompanying balance sheet of StrikeForce Technologies, Inc. (the "Company") as of December 31, 2005 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully discussed in Note 3 to the financial statements, the Company has determined that there exists the possibility that the Company’s secured convertible debentures may contain embedded derivatives which have not been accounted for in the financial statements. The effect of this accounting on the financial statements has not yet been determined. The Company is in the process of analyzing this accounting issue, which could cause the Company to restate these and previous financial statements.

In our opinion, except for the effects of the matter discussed in the foregoing paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and the results of its operations and cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has experienced recurring losses, has a working capital deficiency and has deminimus revenues. The Company is working on various alternatives to improve the Company's liquidity to support its operations. Absent the successful completion of one of these alternatives, the Company's operating results will increasingly become uncertain. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Very truly yours,

MASSELLA & ASSOCIATES, CPA, PLLC
Syosset, New York
April 20, 2006, except for Notes 4, 12 and 21, as to which the date is May 8, 2006.

STRIKEFORCE TECHNOLOGIES, INC.
BALANCE SHEET
DECEMBER 31, 2005

ASSETS

Current Assets:
Cash and cash equivalents	$77,094
Accounts receivable, net	1,883
Short-term portion of deferred royalties	475,448
Prepaid expenses	63,920
Total current assets	618,345

Property and equipment, net	45,099
Long-term portion of deferred royalties	2,087,357
Intangible assets, net	4,329
Security deposit	8,684
Total Assets	$2,763,814

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Convertible notes payable	$33,000
Convertible notes payable - related parties	427,500
Notes payable - related parties	189,000
Capital leases payable	25,243
Accounts payable	205,654
Accrued expenses	258,625
Payroll taxes payable	58,175
Due to employees	32,122
Total current liabilities	1,229,319

Secured convertible notes payable	1,460,745
Convertible notes payable	510,000
Long-term portion of capital leases payable	26,383
Total Liabilities	3,226,447

Commitments and contingencies

Stockholders' Equity (Deficiency)
Preferred stock, par value $0.10 - 10,000,000 shares authorized,
-0- issued and outstanding	-
Common stock, par value $0.0001 - 100,000,000 shares
authorized, 18,454,250 issued and outstanding	1,846
Additional paid-in capital	7,801,460
Accumulated deficit	(8,265,939)
Total Stockholders' Equity (Deficiency)	(462,633)
Total Liabilities and Stockholders' Equity (Deficiency)	$2,763,814

The accompanying notes and independent auditor's report should be read in conjunction with the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

Revenues	$30,532	$57,238

Cost of sales	15,232	9,029

Gross profit	15,300	48,209

Operating expenses:
Selling, general and administrative expenses	3,549,749	2,719,258
Research and development	368,331	228,411
Total operating expenses	3,918,080	2,947,669

Loss from operations before other expense	(3,902,780)	(2,899,460)

Other expense:
Interest and financing expense	358,922	94,069
Total other expense	358,922	94,069

Net loss	$(4,261,702)	$(2,993,529)

Basic and diluted loss per common share	$(0.24)	$(0.20)

Weighted average number of common shares outstanding	17,561,732	15,348,955

The accompanying notes and independent auditor's report should be read in conjunction with the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

						Total
				Additional		Stockholders'
		Common Stock		Paid-in	Accumulated	(Deficiency)/
	Date	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2003		13,684,257	$6,842	$425,699	$(1,010,708)	$(578,167)

Warrants issued in connection with convertible notes	Jan-04	-	-	942	-	942

Sale of shares for cash	Feb-04	27,778	14	19,986	-	20,000

Warrants issued in connection with convertible notes	Feb-04	-	-	767	-	767

Issuance of shares for consulting services	Apr-04	800,000	400	575,600	-	576,000

Sale of shares for cash	May-04	531,443	266	382,374	-	382,640

Issuance of shares to advisory board	May-04	25,000	12	17,988	-	18,000

Sale of shares for cash	Jun-04	334,941	167	240,990	-	241,157

Issuance of shares to advisory board	Jun-04	100,000	50	71,950	-	72,000

Issuance of shares for consulting services	Jun-04	410,000	205	294,995	-	295,200

Contibution of shares by President to pay consulting services	Jun-04	-	-	36,000	-	36,000

Sale of shares for cash	Jul-04	41,667	21	29,979	-	30,000

Issuance of shares for consulting services	Jul-04	13,889	7	9,993	-	10,000

Sale of shares for cash	Aug-04	225,155	113	161,999	-	162,112

Sale of shares for cash	Sep-04	268,491	134	193,182	-	193,316

Warrants issued in connection with convertible notes	Sep-04	-	-	390	-	390

Change in par value - $0.0005 to $0.0001	Sep-04	-	(6,585)	6,585	-	-

Sale of shares for cash	Oct-04	106,722	11	76,829	-	76,840

Sale of shares for cash	Nov-04	55,556	6	39,994	-	40,000

Sale of shares for cash	Dec-04	108,332	10	77,988	-	77,998

Stock options granted for future royalties	Dec-04	-	-	3,194,274	-	3,194,274

Conversion of notes to shares	Dec-04	427,082	43	307,457	-	307,500

Beneficial conversion value of secured debenture	Dec-04	-	-	125,000	-	125,000

Net loss		-	-	-	(2,993,529)	(2,993,529)

Balance at December 31, 2004		17,160,313	$1,716	$6,290,961	$(4,004,237)	$2,288,440

The accompanying notes and independent auditor's report should be read in conjunction with the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Total
			Additional		Stockholders'
	Common Stock		Paid-in	Accumulated	(Deficiency)/
Date	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2004		17,160,313	$1,716	$6,290,961	$(4,004,237)	$2,288,440

Sale of shares for cash	Jan-05	95,209	10	68,540	-	68,550

Beneficial conversion value of secured debenture	Jan-05	-	-	125,000	-	125,000

Issuance of shares for consulting services	Mar-05	33,333	3	29,997	-	30,000

Shares issued for financing expense related to
secured debentures	Apr-05	150,000	15	134,985	-	135,000

Beneficial conversion value of secured debenture	Apr-05	-	-	93,750	-	93,750

Beneficial conversion value of secured debenture	May-05	-	-	93,750	-	93,750

Net effect of beneficial conversion value of consolidation
and newly issued secured debenture	Jun-05	-	-	37,469	-	37,469

Issuance of shares for consulting services	Jul-05	100,000	10	89,990	-	90,000

Issuance of stock options for recruiting fees	Jul-05	-	-	4,160	-	4,160

Sale of shares for cash	Aug-05	51,112	5	45,995	-	46,000

Issuance of warrants in connection with convertible notes	Aug-05	-	-	3,706	-	3,706

Sale of shares for cash	Sep-05	67,223	7	60,493	-	60,500

Issuance of warrants in connection with convertible notes	Sep-05	-	-	253	-	253

Sale of shares for cash	Oct-05	342,000	34	277,766		277,800

Issuance of shares for consulting services	Oct-05	10,000	1	8,999		9,000

Issuance of warrants in connection with consulting services	Oct-05	-	-	149,120	-	149,120

Sale of shares for cash	Nov-05	55,558	6	49,994		50,000

Sale of shares for cash	Dec-05	382,002	38	343,762		343,800

Issuance of shares for consulting services	Dec-05	7,500	1	6,749		6,750

Issuance of warrants in connection with convertible notes	Dec-05	-	-	2,423	-	2,423

Revaluation of stock options granted for future royalties	Dec-05	-	-	(116,402)	-	(116,402)

Net loss		-	-	-	(4,261,702)	(4,261,702)

Balance at December 31, 2005		18,454,250	$1,846	$7,801,460	$(8,265,939)	$(462,633)

The accompanying notes and independent auditor's report should be read in conjunction with the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Cash flows from operating activities:
Net loss	$(4,261,702)	$(2,993,529)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	27,072	19,936
Amortization of deferred financing costs	157,366	14,209
Professional fees through issuance of common stock, options and warrants	438,980	839,200
Financing costs paid through issuance of common stock and warrants	146,951	-
Royalty expense paid through issuance of stock options	484,647	30,422
Recruiting fees paid through issuance of stock options	4,160	-
Changes in assets and liabilities affecting operations:
Accounts and other receivable, net	9,859	802
Prepaid expenses	(21,531)	(2)
License for receivable	-	3,000
Security deposits	-	(4,314)
Accounts payable	83,921	(25,238)
Accrued expenses	166,944	70,819
Payroll taxes payable	5,245	44,610
Due to factor	-	(3,969)
Due to related party	(17,500)	-
Due to employees	28,130	(174)
Net cash used in operating activities	(2,747,458)	(2,004,228)

Cash flows from investing activities:
Investment in website	-	(7,750)
Purchases of property and equipment	(28,942)	(13,096)
Net cash used in investing activities	(28,942)	(20,846)

Cash flows from financing activities:
Proceeds from sale of common stock	846,650	1,224,063
Proceeds from convertible notes payable	1,760,000	500,000
Proceeds from convertible notes payable - related parties	217,000	265,000
Proceeds from notes payable - related parties	48,000	228,380
Payments on convertible notes payable - related parties	(37,000)	(20,000)
Payments on notes payable - related parties	(62,700)	(45,380)
Payments on note payable	-	(6,000)
Principal payments for capital leases	(22,201)	(21,529)
Net cash provided by financing activities	2,749,749	2,124,534

Net increase in cash	(26,651)	99,460

Cash, beginning of period	103,745	4,285

Cash, end of period	$77,094	$103,745

Supplemental disclosure of cash flow information:
Interest expense	$34,380	$33,557
Income taxes	$-	$750

Supplemental schedule of non-cash activities:
Financing cost related to beneficial conversion
value of secured debenture	$349,969	$125,000
Downward revaluation of stock options issued for prepaid royalties	$116,402	$-
Consulting services for convertible note	$33,000	$-
Accrued interest converted into convertible note	$24,876	$-
Warrants issued in connection with convertible notes	$6,382	$2,099
Warrants issued in connection with consulting services	$149,120	$-
Capital contribution for services	$-	$36,000
Stock options issued for prepaid royalties	$-	$3,194,274
Conversion of convertible promissory notes payable
into common stock	$-	$307,500

The accompanying notes and independent auditor's report should be read in conjunction with the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 1 - NATURE OF OPERATIONS

StrikeForce Technical Services Corporation was incorporated in the state of New Jersey, in August 2001. On September 3, 2004, the shareholders approved an amendment to the Certificate of Incorporation to change the name from StrikeForce Technical Services Corporation to StrikeForce Technologies, Inc. (the “Company”). Prior to December 2002, the Company was a reseller of computer hardware, software products, and telecommunications equipment and services. In December 2002, the Company began to acquire the rights to intangible technology, as described in Note 8, which upon the consummation changed the direction of the Company’s business. The Company is a software development and services company. The Company owns the exclusive right to license and develop various identification protection software products that were developed to protect computer networks from unauthorized access and to protect network owners and users from identity theft. The Company has developed a suite of products based upon the licenses and the Company is seeking to commercially exploit the products in the areas of eCommerce, corporate, government and consumer sectors. The technology developed by the Company and used in the Company’s ProtectID™ and WebSecure™ products is the subject of two pending patent applications. The Company’s firewall product, which is in the research and design phase, is the subject of a pending provisional patent application. A fourth patent application relating to the Company’s ProtectID™ product was combined into the first ProtectID™ pending patent application and was allowed to lapse. The Company’s operations are based in Edison, NJ.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)    Cash and cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash and cash equivalents. The Company maintains balances in accounts, which at times, may exceed Federal Deposit Insurance Corporation insured limits. The Company believes that such risk is minimal based on the reputation of the financial institution.

b)    Accounts receivable

Accounts receivable are recorded at the outstanding amounts net of each respective allowance for doubtful accounts. The Company utilizes the allowance method for recognizing the collectibility of its accounts receivables. The allowance method recognizes bad debt expense based on review of the individual accounts outstanding as well as the surrounding facts. No allowance for doubtful accounts exists at December 31, 2005.

c)    Property and equipment

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

d)    Long-lived assets

Reviews are regularly performed to determine whether facts and circumstances exist which indicate that the carrying amount of assets may not be recoverable or the useful life is shorter than originally estimated. The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (cont’d)

d)    Long-lived assets - (cont’d)

against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives.

e)    Income taxes

The Company accounts for income taxes in accordance with the “liability method” of accounting for income taxes. Accordingly, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods’ taxable income for federal and state income tax reporting purposes.

f)     Revenue recognition

The Company’s revenues are derived principally from the sale and installation of its various identification protection software products and related hardware and services. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, that the product has been shipped or the services have been provided to the customer, that the sales price is fixed or determinable, and collectibility is reasonably assured. The Company reduces revenue for estimated customer returns. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue:

Hardware - Revenue from hardware sales is recognized when the product is shipped to the customer and there are either no unfulfilled company obligations or any obligations that will not affect the customer's final acceptance of the arrangement. Any cost of these obligations is accrued when the corresponding revenue is recognized. For the years ended December 31, 2005 and 2004, total hardware revenues for products shipped or delivered were $7,929 (which was 26% total revenues) and $20,636 (which was 36% total revenues), respectively.

Software - Revenue from delivered elements of one-time charge licensed software is recognized at the inception of the license term, provided the Company has vendor-specific objective evidence of the fair value of each delivered element. Revenue is deferred for undelivered elements. The Company recognizes revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured. Delivery generally occurs when the product is delivered to a common carrier. The Company assesses collection based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. The Company does not request collateral from customers. If the Company determines that collection of a fee is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. Revenue from monthly software licenses is recognized on a subscription basis. For the years ended December 31, 2005 and 2004, total software revenues for software shipped or delivered were $5,500 (which was 18% of total revenues) and $6,875 (which was 12% of total revenues), respectively.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (cont’d)

f)    Revenue recognition- (cont’d)

Services - Revenue from time and service contracts is recognized as the services are provided. The Company offers an Application Service Provider hosted service whereby customer usage transactions are invoiced monthly on a cost per transaction basis. The service is sold via the execution of a Customer Agreement between the Company and the Company’s end user. Initial set-up fees are recognized upon completion of service. For the years ended December 31, 2005 and 2004, total revenuesfor services provided were $16,148 (which was 53% of total revenues) and $26,047 (which was 46% of total revenues), respectively.

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

Consulting - In October 2005, the Company was compensated for a speaking engagement given by its CEO. For the years ended December 31, 2005 and 2004 consulting revenue was $955 (which was 3% of total revenues) and $0, respectively.

Commissions - In 2001 the Company became a reseller of Nextel and XO Communication cellular services. These sales provided both commissions on the sale of Nextel phones and residual commission income from XO Communications beginning in January 2002. For the years ended December 31, 2005 and 2004, commission income was $0 and $3,680 respectively. The commission revenue varied from month to month, dependent on the utilization of the services by the customer and the terms of their contracts. Effective August 2004, the Company no longer received these commissions due to the conclusion of the residual terms between the Company and XO Communications, and the Company ceasing to resell Nextel phones. All revenue from commissions was recognized when received.

g)    Software development costs

Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life. To date, all costs have been accounted for as research and development costs and no software development cost has been capitalized. Total research and development costs for the years ended December 31, 2005 and 2004 were $368,331 and $228,411, respectively.

Management will evaluate the net realizable value of software costs capitalized by comparing estimated future gross revenues reduced by the estimated future costs of completing, disposing of and maintaining the software. These costs also include the costs of performing maintenance and customer support required by the Company.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (cont’d)

h)     Comprehensive income

The Company adopted SFAS No. 130, “Accounting for Comprehensive Income.” This statement establishes standards for reporting and disclosing of comprehensive income and its components (including revenues, expenses, gains and losses) in full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company had no items or other comprehensive income for the years ended December 31, 2005 and 2004.

i)    Stock-based compensation

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and does not permit the use of the original SFAS 123 prospective method of transition in fiscal years beginning after December 15, 2003. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results, regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. SFAS 148 improves the prominence and clarity of the pro forma disclosures required by SFAS 123 by prescribing a specific tabular format and by requiring disclosure in the "Summary of Significant Accounting Policies" or its equivalent and improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004) (“123R”) Share Based Payment. Statement 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Company is required to implement 123R beginning in the fiscal year beginning January 1, 2006.

The Company currently accounts for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, as permitted by SFAS No. 123. During the years ended December 31, 2005 and 2004, there was no stock-based employee compensation cost included in the determination of net loss reported. The following table illustrates the effect on net (loss) income attributable to common shareholders and net (loss) income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation for the years ended December 31, 2005 and 2004:

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (cont’d)

i)    Stock-based compensation - (cont’d)

	2005	2004
Net (loss), as reported	$(4,261,702)	$(2,993,529)

Stock based compensation (benefits) cost included in the determination of net income as reported	488,807	30,422

Stock-based compensation cost determined under the fair value method	(666,472)	(194,407)

Pro forma net (loss)	$(4,439,367)	$(3,157,514)

Net (loss) income per share:

Basic and diluted - as reported	$(0.24)	$(0.20)
Basic and diluted - pro forma	$(0.25)	$(0.21)

The above pro forma disclosure may not be representative of the effects on reported net operations for future years as employee options vest over three years and the Company may continue to grant options to employees.

The fair market value of the options granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2004
Risk-free interest rate	3.1% - 4.7%	3.1% - 4.7%
Dividend yield	0.00%	0.00%
Expected volatility	6% - 29%	11% - 17%
Expected option life	5 - 10 years	5 -10 years

j)   Loss per common share

Loss per common share is computed pursuant to SFAS No. 128, “Earnings Per Share.” Basic loss per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt. As of December 31, 2005 and 2004, options and warrants were excluded from the diluted loss per share computation, as their effect would be anti-dilutive.

   k)   Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (cont’d)

k)    Use of estimates - (cont’d)

of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

l)    Fair value disclosure

The carrying value for cash, receivables, accounts and notes payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying amounts of the Company’s long-term debt also approximate fair values based on current rates for similar debt.

m)   New accounting pronouncements

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

The FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"). SFAS 154 is effective, and will be adopted, for accounting changes made in fiscal years beginning after December 15, 2005 and is to be applied retrospectively. SFAS 154 requires that retroactive application of a change in accounting principle be limited to the direct effects of the change. The Company is currently evaluating the impact of this standard.

In December 2004, the FASB issued SFAS No. 153 "Exchanges of Non-monetary Assets--an amendment of APB Opinion No. 29." This Statement amended APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (cont’d)

m)    New accounting pronouncements - (cont’d)

commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is currently evaluating the impact of this new standard, but believes that it will not have a material impact upon the Company's financial position, results of operations or cash flows.

The Company does not believe that any other of the recently issued and adopted, but not yet effective, accounting standards would have a material effect on the accompanying financial statements.

n)    Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

NOTE 3 -  POTENTIAL RESTATEMENTS

Embedded Derivatives

The Company has made a determination regarding its convertible debentures, that there exists a possibility that certain convertible debentures of the Company, may contain embedded derivatives that may necessitate the need to restate its financial statements for the years ended December 31, 2005 and 2004, and the interim periods of March, June, September 2005 and March 2006 and that those financial statements potentially may not be relied upon.

In December 2004 and in April 2005, the Company had issued secured convertible debentures to Cornell Capital Partners, LP (“Cornell”) and Highgate House Funds, LTD (“Highgate”). The Company also issued during the years 2003, 2004, 2005 and 2006 convertible debentures to several individuals, whereby the debentures are considered conventional convertible debt instruments as defined in EITF 00-19.

The Company has determined that it is likely the convertible debentures issued to individuals are conventional and therefore most likely do not contain embedded derivatives. However, the secured convertible debentures with Cornell and Highgate may contain embedded derivatives. These debentures have been accounted for under EITF 98-5 and EITF 00-27 using the intrinsic value accounting model which includes accounting for beneficial conversion features. If it is determined that the secured convertible debentures have embedded derivatives requiring bifurcation under EITF 00-19 then these debentures would be required to be accounted for under SFAS 133 using the fair value accounting model.

As a result of the Company’s determination and ongoing analysis of the secured convertible debentures which may not be conventional convertible debt, any associated warrants and any beneficial conversion features that were previously recorded as additional paid in capital and a corresponding reduction to the notes payable would be eliminated from the balance sheet and the amortization of any warrant and beneficial conversion feature value would be eliminated from the results of operations. The warrants and any other potential embedded derivatives in the notes requiring bifurcation under ElTF 00-19 would be accounted for as liabilities and valued by being marked to market at each balance sheet date under SFAS 133 and the corresponding gain or loss in value would be recorded in our statement of operation as

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 3 -  POTENTIAL RESTATEMENTS - (cont’d)

Embedded Derivatives - (cont’d)

additional financing costs, which could have a material effect on our future financial position, results of operations and earnings per share. This change in accounting for the debentures may have a material impact on the financial position, the results of operations and earnings per share for the relevant quarters in 2005 and 2006 and the years ended December 31, 2004 and 2005. To determine the magnitude of the effects of this change in accounting, if required, the Company must first identify which, if any, components of the debentures constitute embedded derivatives and the proper accounting treatment for those components and then determine valuations for those components. The Company intends to retain accounting and valuation experts as necessitated, to assist with those steps. Until such identification and valuation is completed, the Company cannot determine the magnitude, if any, of any required restatement or estimate the future effects of this change in accounting.

Until the Company has either restated and reissued its results for the applicable periods or determined that no such restatement and re-issuance is warranted, investors, potential investors and other readers of the Company’s Securities and Exchange Commission ("SEC") filings are cautioned in the reliance on the Company’s financial statements for the years ended December 31, 2004 and 2005 and the interim periods of March, June, September 2005 and March 2006 to the extent they may be affected by the accounting issues described herein. The accounting issues described may affect the Company’s Balance Sheet, Statements of Operations and Statement of Cash Flows, but should not affect the net changes in cash and cash equivalents for the relevant quarters in 2005 and 2006 or the years ended December 31, 2004 and 2005.

The Company cautions that its analysis of the accounting issues described herein are ongoing and as such, if necessary, the Company will file amended financial statements with the SEC as soon as possible after the completion of its analysis of the accounting issues described herein.

NOTE 4 -  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. At December 31, 2005, the Company's accumulated deficit was $8,265,939, its working capital deficiency was $610,974 and approximately 93% of its assets consist of deferred royalties. In addition, the Company had net losses of $4,261,702 and $2,993,529 for the years ended December 31, 2005 and 2004 respectively.

The Company has issued three-year and two-year secured debentures in 2004 and 2005 that are convertible into shares of the Company’s common stock to Cornell and Highgate, respectively. Under the terms of the secured debentures, we are restricted in our ability to issue additional securities as long as any portion of the principal or interest on the secured debentures remains outstanding.

Currently, the Company is aggressively attempting to increase revenues and improve profit margins by implementing a revised sales strategy. In principle, the Company is redirecting its sales focus from direct sales to companies using an internal sales force, to selling through a distribution channel of Value Added Resellers and Original Equipment Manufacturers. The profit margin for this approach is more lucrative than selling direct due to the increase in sales volume. This revised sales approach should increase the Company’s sales and revenues in order to mitigate future losses. In addition, management has raised funds through convertible debt instruments and the sale of equity in order to alleviate the working capital deficiency. Through the utilization of the public capital markets, the Company plans to raise the funds necessary to continue, expand and enhance its growth, however, there can be no assurance that this will

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 4 - GOING CONCERN - (cont’d)

be able to increase revenues or raise additional capital. In December 2005 (see Note 17) and March 2006 (see Note 21), the Company engaged the services of two consulting firms in order for the Company to obtain additional funding.

The Company intends to utilize the funding obtained in order to cover the monthly burn and maintain operations. In May 2006, the Company has executed a term sheet with an investor in the amount of $1 million which shall enable the Company to sustain operations. The first tranche of $500,000 should be available to the Company by the end of the second quarter of 2006. The Company is awaiting the contracts.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE 5 - DEFERRED ROYALTIES

Deferred royalties were derived from a royalty agreement with NetLabs.Com, Inc. (“NetLabs”).

On September 11, 2003, the Company signed an Agreement with NetLabs (see Note 8). The Agreement required the Company to pay NetLabs a royalty of 10% of the net revenues received by the Company on sales of the software products, as defined in the Agreement. The royalties would apply to net revenues received during a period of five years beginning September 11, 2003 and continuing through August 31, 2008. The Agreement was amended on September 2, 2004 and made effective as of its original effective date to extend the royalty period from five years to ten years, through August 31, 2013. In February 2006, the Agreement was further amended in order to provide clarity to the original Agreement by revising its title to “Royalty Agreement” whereby NetLabs has taken all measures required to provide the Company with the exclusive rights to the intellectual property related to the patents pending for its “Out-of-Band” technology and firewall solutions, while clarifying that NetLabs still retains ownership.

On December 2, 2004, as a condition to the Company obtaining additional financing, the Company and NetLabs agreed to replace the cash royalty provisions of the Agreement. The Company and NetLabs agreed, that NetLabs would instead be issued, as advance royalties, options to purchase 7,600,000 shares of the Company’s common stock at a price of $0.36 per share to vest as follows: 2,530,000 shares at September 11, 2004, 2,530,000 shares at September 11, 2005 and 2,540,000 shares at September 11, 2006. The fair values for these options are measured at the end of each reporting period and are fixed at each vesting date using the Black-Scholes Option Pricing Model. The fair value of the unvested options (as of December 31, 2005) was measured using March 31, 2006 assumptions since those assumptions are considered indicative of a non-temporary change in the market value of the Company’s common stock.

As of December 31, 2005 the options to purchase 2,530,000 shares that vested at September 11, 2004 are valued (as fixed) at $1,066,395, the options to purchase 2,530,000 shares that vested at September 11, 2005 are valued (as fixed) at $1,529,132, and the options to purchase the final 2,540,000 shares (which vest on September 11, 2006) are valued at December 31, 2005 at $482,346. The total value of the deferred royalties, net of accumulated amortization of $515,068 is $2,562,805. The deferred royalties are being amortized over the term of the original NetLabs Agreement (10 years) which will terminate on August 31, 2013. For the year ended December 31, 2005, $484,647 of royalties was expensed, $475,448 was classified as short-term deferred royalties and the remainder of $2,087,357 was classified as long-

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 5 - DEFERRED ROYALTIES - (cont’d)

term deferred royalties on the balance sheet. Measurement is based upon the Black-Scholes Model using the following assumptions:

	December 31, 2004	December 31, 2005	March 31, 2006
Market share price	$0.72	$0.90	$0.22
Expected volatility	10.00%	29.00%	146.00%
Risk-free interest rate	3.75%	4.35%	4.82%
Expected life	5 years	5 years	5 years

NOTE 6 - PREPAID EXPENSES

At December 31, 2005, prepaid expenses consist of the following:

Consulting services	$39,433
Short term portion of deferred financing costs	1,887
Other	22,600
Total	$63,920

Prepaid consulting services were derived from certain agreements. The first agreement relates to a one year agreement in May 2005 with a public relations firm in which the firm was compensated in the form of a convertible note issued, in June 2005, valued at $33,000. Consulting costs of $11,000 have been deferred to 2006 (see Note 11). The second agreement relates to a one year agreement in November 2005 with a professional services firm for $5,000 that was paid in full in 2005. Consulting services of $4,167 have been deferred to 2006. The third agreement relates to an agreement in December 2005 with an investor relations firm that was compensated with stock valued at $36,400. Consulting costs of $24,267 have been deferred to 2006 (see Note 15). For the year ended December 31, 2005, the Company has recorded $34,967 of consulting expense based upon the terms of the agreements.

Deferred financing costs of $1,887 were derived from the remaining unamortized fair value of warrants issued relating to certain convertible notes, which are being amortized over the term of the agreements (see Note 12). For the year ended December 31, 2005, $1,887 was classified as short-term deferred financing costs on the balance sheet.

NOTE 7 - PROPERTY AND EQUIPMENT, NET

At December 31, 2005, property and equipment, at cost, consist of the following:

Computer equipment and software	$68,010
Furniture and fixtures	10,157
Office equipment	15,906
Website	13,426
Total property and equipment	107,499
Less: accumulated depreciation and amortization	(62,400)

Property and equipment, net	$45,099

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 7 - PROPERTY AND EQUIPMENT, NET - (cont’d)

Depreciation and amortization expense for the year ended December 31, 2005 and 2004 amounted to $27,071 and $19,937, respectively.

NOTE 8 -  INTANGIBLE ASSETS

At December 31, 2005, intangible assets (to be amortized after patents are obtained) consist of the following:

Patent (pending) technology	$4,329

In July 2002, the Company entered into negotiations with NetLabs to acquire certain patent pending technology of NetLabs. In December 2002, in accordance with the negotiations, NetLabs and the Company informally agreed to a payment of 7,516,998 shares of the Company’s common stock, valued at $3,758, to the majority owners of NetLabs. Concurrently with the agreement, the Company issued 600,000 shares of its common stock to the majority owners of NetLabs. Upon issuance of these shares, the majority owners of NetLabs obtained a controlling interest in the Company. The remaining 6,916,998 common shares due, in accordance with the agreement, were issued in March 2003, after approval by the State of New Jersey to increase the Company’s authorized shares from 1,000,000 shares to 20,000,000 shares. In February 2003, the Company agreed to issue an additional 1,140,000 shares of its common stock, valued at $570. These shares were issued in March 2003 after approval by the State of New Jersey to increase the Company’s authorized shares from 1,000,000 shares to 20,000,000 shares. In total, 8,656,998 shares of the Company’s common stock were issued to NetLabs and its majority owners. On September 11, 2003, the Company signed an Agreement with NetLabs whereby the Company finalized its terms with NetLabs regarding the intellectual property rights and the pending patent applications for the “Out-of-Band” and firewall technologies.

NOTE 9 - ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2005:

Salaries	$24,199
Interest	163,276
Commitment fees	25,000
Professional fees	46,150

Total accrued expenses	$258,625

NOTE 10 -  SECURED CONVERTIBLE NOTES PAYABLE

In December 2004, the Company entered into a Securities Purchase Agreement for the sale of an aggregate of $1,000,000 principal amount of convertible debentures with Cornell. The terms of the Securities Purchase Agreement provide for the first secured convertible debenture of $500,000 to be issued upon signing of the Securities Purchase Agreement and the second secured convertible debenture to be issued with the same terms as the first secured convertible debenture five business days after a registration statement is filed with the SEC. The convertible debentures bear interest at 8% per annum, compounded monthly, and are due and payable three years from the date of issuance, less the value of any shares that have been converted into the Company’s common stock. The holder is entitled, at its option, to convert, and

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 10 -  SECURED CONVERTIBLE NOTES PAYABLE - (cont’d)

sell on the same day, at any time and from time to time, until payment in full of this debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at the price per share equal to the lesser of an amount equal to 120% of the initial bid price or an amount equal to 80% of the lowest volume weighted average price of the Company’s common stock for the last five trading days immediately preceding the conversion date. If not converted at the holder’s option, the entire principal amount and all accrued interest shall be due to the holder on the third year anniversary of the debenture. The Company, at its option, may redeem, with fifteen days advance written notice, a portion or the entire outstanding convertible debenture. The redemption price shall be 110% of the amount redeemed plus accrued interest. The convertible debentures are secured by the assets of the Company and accrued interest payable is due at the end of the term.

In December 2004, in accordance with the signed Securities Purchase Agreement, the Company issued an 8% secured convertible debenture in the amount of $500,000 to Cornell.

In January 2005, in accordance with the signed Securities Purchase Agreement, the Company issued an 8% secured convertible debenture in the amount of $500,000 to Cornell.  The holder is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of this debenture, all or any part of the principal amount of the debenture, plus accrued interest, convertible into shares of the Company’s common stock at the price per share equal to the lesser of an amount equal to 120% of the initial bid price or an amount equal to 80% of the lowest volume weighted average price of the Company’s common stock for the last five trading days immediately preceding the conversion date.  If not converted at the holder’s option, the entire principal amount and all accrued interest shall be due to the holder on the third year anniversary of the debenture. The Company, at its option, may redeem, with fifteen days advance written notice, a portion or all outstanding convertible debenture.  The redemption price shall be 110% of the amount redeemed plus accrued interest.

On April 27, 2005, the Company entered into an amended and restated 8% secured convertible debenture with Cornell (“Amended Cornell Debenture”) in the amount of $1,024,876, which terminated the two $500,000 debentures entered into with Cornell in December 2004 and January 2005. The new debenture entitles Cornell, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of this debenture, all or any part of the principal amount of the debenture, plus accrued interest, convertible into shares of the Company’s common stock at the price per share equal to the lesser of (i) the greater of $0.25 or an amount equal to 120% of the initial bid price or (ii) an amount equal to 80% of the lowest volume weighted average price of the Company’s common stock for the last five trading days immediately preceding the conversion date. If not converted at Cornell’s option, the entire principal amount and all accrued interest shall be due to the Cornell on the second year anniversary of the debenture.  The Company, at its option, may redeem, with fifteen days advance written notice, a portion or all outstanding convertible debenture. The redemption shall be 110% of the amount redeemed plus accrued interest remaining for the first six months of the executed debenture and after that time the redemption is 120% of the amount redeemed plus accrued interest remaining.

On April 27, 2005, the Company entered into a Securities Purchase Agreement with Highgate pursuant to which the Company is to receive $750,000 in exchange for two 7% secured convertible debentures amounting to $750,000 that mature in 2 years, and the issuance of 150,000 shares of the Company’s common stock. The Securities Purchase Agreement provides for the execution of funding under two secured convertible debentures. The first debenture funding occurred upon the signing of the aforementioned Securities Purchase Agreement and the second debenture and funding occurred upon the filing of the Form SB-2. The Company issued the aforementioned securities to the investor pursuant to Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended (the “Act”),

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 10 - SECURED CONVERTIBLE NOTES PAYABLE - (cont’d)

and/or Section 4 (2) of the Act. In addition, the Company has agreed to reserve for issuance an aggregate of 2,000,000 shares of the Company’s common stock, which may be adjusted from time to time as agreed  upon by the parties, to be issued to the debenture holder upon conversion of accrued interest and liquidated damages into common stock and additional shares of common stock required to be issued to the debenture holder in accordance with the Securities Purchase Agreement. The 2,000,000 shares were not registered in the Form SB-2. Additionally, in accordance with the Securities Purchase Agreement, the Company is required to maintain in escrow and register with the SEC five times the number of shares of common stock that would be needed to satisfy the full conversion of all such Convertible Debentures outstanding (currently 6,510,000 shares in reserve) and to issue additional shares as needed if the number of shares in escrow becomes less than that required. Further, following a notice of conversion, the investors may sell escrowed shares in the registered distribution before they are actually delivered, but, the investors will not engage in short sales. The terms of the secured debentures contain a limitation that precludes conversion when the amount of shares already owned by Cornell and Highgate, plus the amount of shares still outstanding to be converted, would exceed 4.99%. The limitation may be waived by Cornell upon 61 days advance written notification to the Company. In addition, on the third anniversary of the issuance date of the Cornell debenture and second anniversary of the issuance dates of the Highgate debentures, any outstanding principal or interest owed on the secured debentures will be converted into stock without any applicable limitation on the number of shares that may be converted.

The aforementioned debentures bear interest at a rate of 7% per annum, compounded monthly, and expire 2 years after the date of issuance. The debentures are convertible into shares of our common stock at a conversion price equal to the lesser of (i) 120% of the average closing bid price for the 5 trading days immediately preceding the closing date; or (ii) 80% of the lowest closing bid price for the 5 trading days immediately preceding the date of conversion. In addition, the Company has the right to redeem the debentures, at any time prior to its maturity, upon 3 business day’s prior written notice to the holder. The redemption price is equal to 120% of the face amount redeemed plus accrued interest. In the event that the Company redeems the debentures within 180 days after the date of issuance, the redemption price shall be 110% of the face amount redeemed plus accrued interest. Interest expense for the three secured convertible debentures for the year ended December 31, 2005 was approximately $116,754.

The Security Agreement contains certain negative covenants that will remain in effect until the repayment obligations pursuant to the convertible debenture have been satisfied. In accordance with the agreement, the Company may not, without Highgate’s written consent, directly or indirectly permit to exist any assignment, transfer, pledge, mortgage, security interest or other lien or encumbrance in or against any part of the pledged property, assign, pledge or in any way transfer or encumber Highgate’s right to receive any income or other distribution from any part of the pledged property, enter into any sale-leaseback financing respecting any part of the pledged property, materially change our ownership, executive staff or management, including the CEO and CFO; declare or pay any dividend of any kind, in cash or in property, on any class of our capital stock, or make any distribution of any kind in respect thereof, or make any payments in respect of any pension, profit sharing, retirement, stock option, stock bonus, incentive compensation or similar plan, without the prior written consent of Highgate. In addition, the Company may not guarantee or be liable in any manner, whether directly or indirectly, or become contingently liable after the date of the Security Agreement in connection with the indebtedness of any person, except for (i) the indebtedness currently secured by the liens identified on the pledged property and (ii) the endorsement of negotiable instruments payable to us for deposit or collection in the ordinary course of business. Further, the Company may not: make any loan, advance or extension of credit to any person other than in the normal course of our business, and create, incur, or assume any additional indebtedness of any description whatsoever in an aggregate amount in excess of $25,000, excluding trade accounts payable and accrued expenses incurred in the ordinary course of business. In addition, the

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 10 - SECURED CONVERTIBLE NOTES PAYABLE - (cont’d)

Company may continue to accept debt and/or convertible debt investments from accredited investors for a maximum total of up to $2,000,000, providing no terms are better than the Cornell and Highgate convertible debenture terms. The Company has paid $75,000 for structuring fees and expenses and $5,000 for commitment fees related to this Securities Purchase Agreement.

The debentures have included a beneficial conversion value. The beneficial conversion value represents the difference between the fair market value of the common stock on the date the debenture was sold and the price at which the debenture could be converted into common stock. The Company has allocated a portion of the proceeds from the debentures between the underlying debt instrument and the beneficial conversion value, and has recorded a discount on the debt instrument totaling $443,719. This deferred charge is being amortized to financing expense over the life of the related debt instrument, which is approximately two years at a rate of approximately 15.5% per annum. For the year ended December 31, 2005, the Company has recorded $157,366 of financing expense related to the beneficial conversion value. At December 31, 2005, $314,131 of the beneficial conversion value remains.

The Company accounted for the notes on an intrinsic method and is in the process of evaluating whether, based on a fair value method, there are embedded derivatives in the notes payable.

NOTE 11 -  CONVERTIBLE NOTES PAYABLE

In January 2005, the Company executed an 8% convertible debenture in the amount of $125,000 with an investor. Now that the Form SB-2 has been declared effective, the holder is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of the debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at the price of $0.90 per share. If not converted at the holder’s option, the entire principal amount and all accrued interest shall be due to the holder on the first year anniversary of the debenture. The note was amended in March 2006 to extend the due date to January 26, 2007 (see Note 21).

In March 2005, the Company executed an 8% convertible debenture in the amount of $235,000 with an investor group. Now that the Form SB-2 has been declared effective, the holder is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of the debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at the price of $0.90 per share. If not converted at the holder’s option, the entire principal amount and all accrued interest shall be due to the holder on the third year anniversary of the debenture.

In June 2005, the Company executed a non-interest bearing convertible note in the amount of $33,000 with a public relations firm for services rendered. At any time prior to repayment of all outstanding principle, the holder is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of the debenture, all or any part of the principal amount of the debenture into shares of the Company’s common stock at the price of $0.90 per share. If not converted at the holder’s option, the entire principal amount shall be due to the holder on the first year anniversary of the note. This note is included in current liabilities on the balance sheet at December 31, 2005.

In June 2005, the Company executed an 8% convertible debenture in the amount of $10,000 with an individual. Now that the Form SB-2 has been declared effective, the holder is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of the

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 11 - CONVERTIBLE NOTES PAYABLE - (cont’d)

debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at the price of $0.90 per share. If not converted at the holder’s option, the entire principal amount and all accrued interest shall be due to the holder on the third year anniversary of the debenture.

In July 2005, the Company executed 8% convertible debentures aggregating $140,000 with four individuals. Now that the Form SB-2 has been declared effective, each holder is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of the debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at the price of $0.90 per share. If not converted at the holder’s option, the entire principal amount and all accrued interest shall be due to the holder on the third year anniversary of the debentures, July 2008.

Interest expense for the convertible notes payable for the year ended December 31, 2005 was approximately $145,837.

NOTE 12 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

Convertible notes payable - related parties at December 31, 2005, consist of convertible promissory notes that the Company executed with the Chief Executive Officer (“CEO”), the Vice President of Technical Services (“VPTS”), relatives of a former officer of the Company, a relative of the Chief Financial Officer, the President, a Software Developer who is also a relative of the Chief Technology Officer and the Office Manager.

The terms of the convertible promissory notes state that principal is payable in full in immediately available funds of $1,000,000 or more through any sales or investment by the end of December 31, 2004 or later if agreed upon by each individual and the Company, as was agreed upon. With the exception of the notes issued to the CEO, all of the notes bear interest at a rate of prime plus 2%, prime plus 4%, a straight 8% per year or a straight 21.90% per year. The notes issued to the CEO bear interest equal to the CEO’s private banking account monthly lending rate. Interest is payable at such time as the principal on the note is due. At any time prior to repayment of all outstanding principal and accrued interest hereunder, at the election of each individual, the individual shall have the right to convert the then outstanding principal amount of this note, and all outstanding accrued interest thereon, into that number of shares of the common stock of the Company, determined by dividing the amount of principal and interest then outstanding hereon by a conversion price of either $0.72 or $1.00, depending on the note.

At December 31, 2005, the Company has two convertible notes with its VPTS that mature December 31, 2005. The first note is for $50,000 and bears interest at prime plus 2% per annum. The second note is for $7,500 and bears interest at prime plus 4% per annum. In December 2005, the maturity dates of the notes were extended to March 31, 2006. In March 2006, the maturity date of the $50,000 note was extended to August 1, 2006 and the maturity date of the $7,500 note was extended to June 1, 2006.

At December 31, 2005, the Company has four convertible notes payable aggregating $230,000 with its CEO. All the convertible notes payable bear interest equal to the CEO’s private banking account monthly lending rate and are convertible into the Company’s common stock at a price of $.72 and $1.00 per share. The maturity dates of the notes payable are December 31, 2005. In December 2005, the maturity dates of the notes were extended to March 31, 2006. In March 2006, the maturity dates of the notes were extended to September 30, 2006.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 12 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES - (cont’d)

In November 2004, the Company received $50,000 from three separate individuals who are relatives of a former officer for convertible promissory notes. The notes were due on April 30, 2006 and bear interest at prime plus 2% per year. Per a verbal agreement reached with the note holders, the notes shall be repaid in May 2006.

In August, September and December 2005, the Company executed 8% convertible promissory notes in the amounts of $10,000, $5,000 and $10,000 with a relative of the Chief Technology Officer. The principal due hereunder shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of December 31, 2005 or later if agreed upon by the individual and the Company. On October 17, 2005, the related party became an employee of the Company. In December 2005, the maturity dates of the notes were extended to March 31, 2006. In March 2006, the maturity dates of the notes were extended to September 30, 2006.

In August and December 2005, the Company executed 8% convertible promissory notes in  the amounts of $50,000 and $34,000 with its President. The convertible promissory note for $34,000 was paid in full in December 2005. The principal of the August 2005 note shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of December 31, 2005 or later if agreed upon by the President and the Company. In December 2005, the maturity date of the $50,000 note was extended to March 31, 2006. In March 2006, the maturity date of the $50,000 note was extended to September 30, 2006.

In September 2005, the Company executed an 8% convertible promissory note in the amount of $5,000 with a relative of the Chief Financial Officer. The principal shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of December 31, 2005 or later if agreed upon by the individual and the Company. In December 2005, the maturity date of the note was extended to March 31, 2006. In March 2006, the maturity date of the note was extended to September 30, 2006.

In December 2005, the Company executed a 21.90% convertible promissory note in the amount of $3,000 with a relative of the Chief Financial Officer. The principal shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of March 31, 2006 or later if agreed upon by the individual and the Company. In December 2005, the convertible promissory note was paid in full.

In December 2005, the Company executed an 8% convertible promissory note in the amount of $10,000 with its Office Manager. The principal shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of December 31, 2006 or later if agreed upon by the Office Manager and the Company.

In connection with several of the convertible notes payable, the Company issued warrants exercisable in the aggregate into 69,200 shares of the Company’s common stock at an exercise price of $1.00 per share to the note holders. The warrants were issued at the ratio of one warrant for each $10 of convertible notes payable. These warrants are exercisable for a period of ten years from issuance. The fair value of all the warrants issued using the Black-Scholes Option Pricing Model was $18,947. For the years ended December 31, 2005 and 2004, the Company recorded $11,951and $1,831, respectively, in financing expense related to the issuance of these warrants.

At December 31, 2005, accrued interest due for the convertible notes - related parties was $8,391 and is included in accrued expenses in the accompanying balance sheet. Interest expense for convertible notes

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 12 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES - (cont’d)

payable - related parties for the years ended December 31, 2005 and 2004 was approximately $24,263 and $25,026, respectively.

NOTE 13 -  NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties at December 31, 2005 consist of the following:

In October 2005, the Company executed a promissory note with its CEO in the amount of $10,000. The note was due November 19, 2005 and was extended to March 31, 2006 via amendment, with interest at a per annum rate equal to the CEO’s private account monthly lending rate. The note was satisfied on December 16, 2005.

In October 2005, the Company executed a promissory note with its President in the amount of $38,000. The note was due November 19, 2005 with interest at a rate equal to 8% percent per annum. The note was satisfied on October 28, 2005.

At December 31, 2005, the Company had executed notes payable with its CEO aggregating $189,000. The notes are due December 31, 2005 and bear interest at a per annum rate equal to the CEO’s private account monthly lending rate. For the year ended December 31, 2005 the interest ranged between 6.375% and 8.625% per annum. In December 2005, the maturity dates of the notes were extended to March 31, 2006. In March 2006, the maturity dates of the notes were extended to September 30, 2006.

Interest expense for notes payable - related parties for the years ended December 31, 2005 and 2004 was approximately $14,376 and $6,936, respectively.

NOTE 14 -  OBLIGATIONS UNDER CAPITAL LEASES

In May 2004, the Company and a lessor signed an amended agreement consolidating six of the Company’s capital leases into one monthly payment and restructuring the term of the agreement. This amended agreement cured a prior default for non-payment. The terms of the agreement called for one payment upon signing of $8,052 and subsequently 43 monthly payments of $2,020. The balance at December 31, 2005, reflects the amended changes to these capital leases.

At December 31, 2005, the aggregate future minimum remaining lease payments under capital leases are as follows:

Period Ending December 31,
2006	$30,109
2007	26,552
Total	56,661
Less: amount representing interest	(5,035)
Net present value of capital lease obligations	51,626
Current portion	(25,243)
Long-term portion	$26,383

The capital leases listed above relate to property and equipment with a book value of $11,830.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has a non-cancelable operating lease for office space that expires in February 2008. The lease does not contain a renewal option and requires the Company to pay all executory costs such as maintenance and insurance. Additionally, the Company leases equipment under non-cancelable operating leases.

In January 2005, the Company became a third party beneficiary of a settlement in a bankruptcy suit between the lessor and supplier of the Company’s telephony equipment and carrier services. The settlement between the lessor and supplier reduced the remaining lease commitment of approximately $43,000 by 85%, to a balance of $6,467. This balance is to be paid in 24 installments of $270 per month effective March 30, 2005. The settlement has been reflected in the following lease commitment schedule.

The approximate future minimum rentals under non-cancelable operating leases in effect on December 31, 2005 are as follows:

	Office
	Space	Equipment
2006	$74,483	$6,604
2007	74,483	3,910
2008	6,207	1,966
	$155,173	$12,480

Rent expense charged to operations for office space for the years ended December 31, 2005 and 2004 amounted to approximately $68,997 and $39,751, respectively. The expense charged to operations for equipment rental for the years ended December 31, 2005 and 2004 amounted to approximately $6,145 and $7,997, respectively.

Payroll Taxes

As of December 31, 2005, the Company owes $58,175 of payroll taxes, of which approximately $45,000 are delinquent from the year ended December 31, 2003. The Company has also recorded $28,270 of related estimated penalties and interest on the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available.

Nature of Business

The Company is subject to risks and uncertainties common to growing technology companies, including rapid technological developments, reliance on continued development and acceptance of the Internet, intense competition and a limited operating history.

Significant Customers

Financial instruments, which may expose the Company to concentrations of credit risk, consist primarily of accounts receivable. As of December 31, 2005 and 2004, five customers represented 100% and one

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 15 - COMMITMENTS AND CONTINGENCIES - (cont’d)

Significant Customers - (cont’d)

customer represented 100% of the total accounts receivable, respectively. For the year ended December 31, 2005, the Company had two unrelated customers, which accounted for 21% and 24%, respectively, of total revenue. For the year ended December 31, 2004, the Company had three unrelated customers, which accounted for 21%, 30%, and 31%, respectively, of total revenue.

Employment Agreements

In May 2003, the Company entered into an employment agreement with its CEO. The term of the agreement is from May 20, 2003 through June 1, 2006. As part of the agreement, the CEO committed to making a $300,000 capital investment in the Company. The Company is required to pay the CEO a salary of $75,000 per year until the closing date of the first $2,000,000 in funding, and $150,000 per year thereafter. In April 2004, the agreement was amended to pay the CEO $111,000 per year as of April 2004. The agreement also granted the CEO options to purchase 1,000,000 shares of the Company’s common stock on a fully converted, fully diluted basis after the completion of the funding round. The options have an exercise price of $1.00, a term of 10 years from the vesting date, and shall vest over a three year period beginning June 1, 2004. The agreement also provides the CEO with severance payments in the event the Company terminates his employment for any reason other than for cause, as defined in the agreement, or other than as a result of the CEO’s death or disability, or if the CEO terminates his employment with the Company for good reason, as defined in the agreement.

During 2003, the Company entered into various three-year employment agreements with employees of the Company, commencing June 16, 2003, and expiring at various dates through October 14, 2006. The Company is required to pay salaries and severance payments, as defined in the individual employment agreements. In addition, two of the agreements each provide options to purchase 100,000 shares of the Company’s common stock on a fully converted, fully diluted basis after the completion of the funding round. The options have an exercise price of $1.00, a term of 10 years from the vesting date, and shall vest over a three year period, beginning one year from the anniversary date. One agreement provides options to purchase 130,000 shares of the Company’s common stock on a fully converted, fully diluted basis after the completion of the funding round. The options have an exercise price of $1.00, a term of 10 years from the vesting date, and shall vest over a three year period, beginning one year from the anniversary date.

For the years ended December 31, 2005 and 2004, there were no additional formal employment agreements entered into by the Company.

Panasonic

In August 2003, the Company entered into a five year agreement with Panasonic in which Panasonic is an Authorized Service Provider (“ASP”) for the Company’s products. As an authorized ASP, Panasonic operates the Company’s products in their data center for the benefit of clients who contract with Company for their security products. The relationship can be terminated by either party on six months notice. Panasonic is compensated by the Company based on contracted percentages of the client’s fees to the Company as to be documented in each client contract.

  In May 2005, the Company and Panasonic revised the ASP agreement to state that the Company has fulfilled its contractual requirements for the years prior to 2005.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 15 - COMMITMENTS AND CONTINGENCIES - (cont’d)

Panasonic - (cont’d)

As of December 31, 2005, the contract requires yearly minimum commitment fees from the Company beginning in 2005 as follows:

Year ending
December 31,
2005	$25,000
2006	50,000
2007	50,000
2008	50,000
Total	$175,000

As of December 31, 2005 the Company has accrued $25,000 against the balance due for the December 31, 2005 period. In October 2005, the Company and Panasonic agreed to amend the Network Services Agreement dated August 2003 and revised in May 2005. The October 2005 amendment clarifies the Minimum Payment Guarantee terms, beginning in 2006, from annual remittances due by the last day of each calendar year to quarterly payments due on a net 30 days basis from the date of the Panasonic invoice issued for each previous calendar quarter, as adjusted for payments made to Panasonic for client activity during the quarter. Based upon the terms of the amended Agreement, the Company is not in default of any payments owed to Panasonic.

Finder’s Agreement

In May 2005, the Company entered into a consulting finder’s agreement with an investment advisory firm, whereas the services to be provided by the advisory firm involve the introduction of potential investors to the Company. No fee is due to the advisory firm unless a financial arrangement between the investor and the Company is consummated. If an arrangement is accepted and concluded with the Company and an introduced investor, then the advisory firm is entitled to a fee equal to ten percent of the investment. This fee may be in the form of cash, equity or a combination of both. The term of the agreement is for one year, is non exclusive and may be cancelled by either party upon 30 days written notice.

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

Consulting Agreement

In October 2005, the Company engaged the investment banking services of a consulting firm as placement agent on a best-efforts basis to arrange the sale of senior debt and or equity-linked securities including convertible debt on behalf of the Company in an amount of $5,000,000. To date, no funds

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 15 - COMMITMENTS AND CONTINGENCIES - (cont’d)

Consulting Agreement - (cont’d)

have been raised pursuant to this agreement. The terms of the agreement provide for the placement agent to act on behalf of the Company as its exclusive placement agent with an authorization period of one year, subject to termination upon ten days’ notice by the Company. The Agreement required the Company to pay to the placement agent a non-refundable retainer fee in the form of common stock warrants to purchase 400,000 shares of the Company’s common stock at an exercise price of $0.75 per share, the value of which (based on Black-Scholes) was $149,200 and expensed as consulting expense in 2005. The retainer Warrants shall be exercisable after the date of issuance and shall expire five (5) years after the date of issuance, unless extended by the Company. In April 2006, the Company and the placement agent amended the agreement in order to waive the exclusivity clause. In exchange for the waiver, the Company has agreed to reduce the exercise price of the 400,000 warrants to $0.50 per share (see Note 21). The placement agent is also entitled to receive certain cash compensation and warrants in connection with the closing of any financings arranged by the placement agent.

Litigation

In November 2005, a former vendor filed suit against the Company in the U.S District Court for the Southern District of Florida alleging trademark infringement, unfair competition and false designation of origin relating to the Company’s use of the product name “VerifyID”. In February 2006, the Company and the former vendor executed a settlement agreement which will result in a Stipulation of Dismissal of the suit. The Company retained the services of a Florida law firm in order to facilitate the settlement process and file the appropriate legal documentation in the State of Florida.

NOTE 16 -  REGISTRATION STATEMENT AND MARKET

On January 18, 2005, the Company filed a Form SB-2 Registration Statement with the SEC. The SEC declared the Company’s Registration Statement on Form SB-2 effective on August 3, 2005.

In August 2005, the Company retained the services of a broker dealer to assist in obtaining the necessary clearance from the NASD (approval of filing Form 15c2-11) and a stock symbol, which will permit the Company the ability to trade its common stock. In December 2005 the Company received clearance from the NASD to trade on the Over the Counter Bulletin Board using stock symbol SKFT.

NOTE 17 -  STOCKHOLDERS’ EQUITY

Issuance of Stock for Services

In June 2004, the Company retained a financial advisory firm as a business consultant to assist in a variety of areas relating to financing, strategic and related development growth of the Company. The term of the engagement was fourteen months and the engagement expired on June 30, 2005. Transactions consummated within the subsequent period following the expiration of the agreement may have fees due and payable to the financial advisory firm. Under the terms of the agreement the Company issued 800,000 shares of the Company’s common stock as a commencement bonus. The value of the services is not stated in the agreement, therefore the Company has determined the services shall be measured based upon the fair value of the shares issued, which was $576,000 and has been recorded as a consulting expense for the year ended December 31, 2004. As of December 31, 2005, no fees were due to the consultant by the Company related to this Agreement. This commencement bonus is fully paid for, non-assessable, non-refundable, non-apportionable and non-ratable and is not a prepayment for future

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 17 -  STOCKHOLDERS’ EQUITY - (cont’d)

Issuance of Stock for Services - (cont’d)

services. The Company included all shares issued to the consultant in the registration statement filed by the Company with the SEC. Additionally, if the consultant introduces the Company to a lender, equity purchaser or merger/acquisition candidate, not already having a preexisting relationship with the Company, the Company agrees to pay the consultant a finder’s fee of 5% of the total gross funding, in payment for the consultant’s services to help secure the financing. Also, if the consultant, through an intermediary, establishes a financing arrangement for the Company, then the consultant will be entitled to a 2.5% finder’s fee.

In June 2004, the Company entered into a consulting agreement with an advisory firm, whereas the services include a review and advice concerning the technical design of existing and planned products or services, business development, sales assistance, financing advice, consulting services, market development and public relations, advising on issues regarding corporate structure, stock option plans and introducing the Company to potential investors. The term of this agreement is 18 months, ending December 31, 2005. The agreement calls for compensation in the amount of 350,000 shares of the Company’s common stock. The value of the services is not stated in the agreement, therefore the Company has determined the services shall be measured based upon the fair value of the shares issued, which has been valued at $252,000 and has been recorded as deferred consulting services to be expensed over the term of the agreement. Such shares shall be deemed for all purposes to be earned by the consultant upon its receipt thereof and shall be non-refundable and non-returnable. For the years ended December 31, 2005 and 2004, the Company expensed $168,000 and $84,000 of consulting expenses.

In January 2005, the Company entered into a consulting agreement with an unrelated corporation that will provide financial advisory services. The consultant was paid an engagement fee of $5,000 in February, 2005 and issued 33,333 shares of common stock. The value of the services is not stated in the agreement, therefore the Company has determined the services shall be measured based upon the fair value of the shares issued, which is a per share price of $0.90 in March 2005. In addition to the engagement fee, the consultant shall be paid a cash success fee equal to 7% of the total funds raised in each round of investments and warrants in the Company (priced at the current round which is set at $0.90 per share) and equal to 7% of the total funds raised in each round. The warrants shall have an expiration date of five years from the closing of the warrants in the Company. Out-of-pocket expenses regarding travel and incidentals shall be reimbursed to the consultant by the Company at a cost not to exceed $2,000 per month unless approved previously by the Company. For the year ended December 31, 2005, the Company expensed $35,000 related to this agreement. As of December 31, 2005, no cash success fees were earned by the consultant related to this agreement

In March 2005, the Company cancelled 500 shares of common stock issued in November 2004 to a consultant. The consultant did not provide the service, therefore negating the reciprocity of consideration. The Company recorded the cancellation of this stock transaction in the year ended December 31, 2004.

In July 2005, the Company entered into an agreement with a law firm whereas the law firm is to provide representation for the Company on certain general corporate matters and provide advisory services respective to government filings for the term of one year. Additionally, the agreement provides for the law firm to assist the Company in raising funds. In accordance with this agreement, the fee structure included both a cash fee of $3,500 per month and the issuance of common stock in the amount of $1,500 per month. The common stock was to be valued at a 20% discount of the prevailing bid price on the last day of the immediately preceding month. Moreover, in September 2005, the law firm received an

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 17 -  STOCKHOLDERS’ EQUITY - (cont’d)

Issuance of Stock for Services - (cont’d)

additional 100,000 shares of common stock, valued at $0.90 per share, for legal services rendered to date. The shares to be issued to the law firm shall have piggyback registration rights with respect to the next registration statement on Form S-8 the Company files. In December 2005, the Company terminated the representation agreement with the law firm. For the year ended December 31, 2005, the Company expensed $107,500 related to this agreement.

In August 2005, the Company entered into a retainer agreement with an attorney, whereas the attorney will act as in house counsel for the Company with respect to all general corporate matters. The agreement is at will and requires a payment of 10,000 shares of common stock, valued at $0.90 per share, due upon execution. The certificate for the 10,000 shares of common stock was issued in October 2005. Commencing on September 1, 2005, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market. At December 31, 2005, the Company has accrued $7,500 of legal fees related to this agreement, which are included in accrued expenses.

In December 2005, the Company entered into an agreement with a consulting firm whereas the consulting firm is to provide public and investor relation services to the Company. The term of the Agreement is for three months. In accordance with this Agreement, the fee structure includes both a cash fee of $7,000 per month and the issuance of 40,000 shares of the Company’s common stock upon execution of the Agreement with Rule 144 piggyback registration rights. The shares were issued in January 2006. For the year ended December 31, 2005, the Company expensed $12,133 of professional fees related to this agreement which are included in consulting expenses. At December 31, 2005, the Company has accrued $36,400 of consulting fees related to this agreement, which are included in accrued expenses.

Issuance of Stock for Financing

In April 2005, the Company issued 150,000 shares of common stock to Highgate, in connection with the Securities Purchase Agreement (see Note 10).

Issuance of Options for Consulting Services

In July 2005, in accordance with an agreement with an executive recruitment firm executed in February 2005, the Company issued 18,889 options to purchase common stock at an exercise price of $0.90 per share, which expire seven years from the effective date and the options have been expensed at a value of $4,160.

Issuance of Options for Employment Services

In January 2005, the Company issued stock options to purchase 25,000 shares of common stock to a new employee pursuant to his terms of employment as a Software Developer. These options are exercisable at $1.00 per share and expire in January 2015. The shares vest annually over a three year period. This issuance was exempt from registration requirements pursuant to Section 4(2) of the Act.

In February 2005, the Company issued stock options to purchase 25,000 shares of common stock to a new employee pursuant to his terms of employment as a Software Developer. These options are exercisable at $1.00 per share and expire in February 2015. The shares vest annually over a three year

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 17 -  STOCKHOLDERS’ EQUITY - (cont’d)

Issuance of Options for Employment Services - (cont’d)

period. This issuance was exempt from registration requirements pursuant to Section 4(2) of the Act.

In July 2005, the Company issued stock options to purchase 25,000 shares of common stock to a new employee pursuant to his terms of employment as a sales person. These options are exercisable at $1.00 per share and expire in July 2015. The shares vest annually over a three year period. This issuance was exempt from registration requirements pursuant to Section 4(2) of the Act.

In July 2005, the Company issued stock options to purchase 100,000 shares of common stock to four existing employees at 25,000 options each. These options are exercisable at $1.00 per share and expire in July 2015. The shares vest annually over a three year period. This issuance was exempt from registration requirements pursuant to Section 4(2) of the Act.

In July 2005, the Company issued stock options to purchase 25,000 shares of common stock to a new employee pursuant to his terms of employment as a software developer. These options are exercisable at $1.00 per share and expire in July 2015. The shares vest annually over a three year period. This issuance was exempt from registration requirements pursuant to Section 4(2) of the Act.

In October 2005, the Company issued stock options to purchase 25,000 shares of common stock to a new employee, a relative of the CTO, pursuant to her terms of employment as a Software Developer. These options are exercisable at $1.00 per share and expire in October 2015. The shares vest annually over a three year period. This issuance was exempt from registration requirements pursuant to Section 4(2) of the Act.

Issuance of Warrants for Services

In October 2005, in accordance with a consulting agreement with an investment banking services firm executed in October 2005, the Company issued to the firm a non-refundable retainer fee of common stock warrants to purchase 400,000 shares of the Company’s common stock at an exercise price of $0.75 per share with a term of five years (see Note 15). In April 2006, the Company and the placement agent amended the agreement in order to waive the exclusivity clause. In exchange for the waiver, the Company has agreed to reduce the exercise price of the 400,000 warrants to $0.50 per share (see Note 21). For the year ended December 31, 2005, the Company expensed $141,664 of consulting expense related to the agreement.

Sales of Common Stock

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

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 17 -  STOCKHOLDERS’ EQUITY - (cont’d)

Sales of Common Stock - (cont’d)

In October 2005, eighteen individuals purchased 342,000 shares of common stock from the Company at a price of $0.90 per share for 142,000 shares for a total of $127,800 and a price of $0.75 per share for 200,000 shares for a total of $150,000. This issuance is exempt from registration under the Securities Act of 1933 and the rules and regulations promulgated thereunder.

In November 2005, ten individuals purchased 55,558 shares of common stock from the Company at a price of $0.90 per share for a total of $50,000. The issuances are exempt from registration under the Securities Act of 1933 and the rules and regulations promulgated thereunder. The shares purchased are reflected as issuances within the period, although the transfer agent is still to issue shares.

In December 2005, thirteen individuals purchased 382,002 shares of common stock from the Company at price of $0.90 per share for a total of $343,800. The issuances are exempt from registration under the
Securities Act of 1933 and the rules and regulations promulgated thereunder. The shares purchased are reflected as issuances within the period, although the transfer agent is still to issue shares.

Warrant Agreements

At December 31, 2005, the Company has warrants issued related to its convertible notes payable - related parties. All the warrants entitle the note holders to purchase the Company’s common stock at $1.00 per share for each warrant received and have an exercise term of ten years. At December 31, 2005, the warrants outstanding are 31,000 which expire in the year 2013, 16,500 which expire in the year 2014 and 21,700 which expire in the year 2015. In the event that any portion of the warrants remain unexercised as of the expiration date, and the market price of the Company’s common stock as of the expiration date is greater than the exercise price as of the expiration date, then the warrant will be deemed to have been exercised automatically for the maximum number of shares then purchasable.

Standby Equity Distribution Agreement

On December 20, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell shares of common stock, for a maximum draw down of $500,000, per advance, once registration is determined effective by the SEC, for a total purchase price of up to $10,000,000. For each share of common stock purchased under the Standby Equity Distribution Agreement, the investor will pay 98% of the lowest volume weighted average price of the common stock during the five consecutive trading days immediately following the notice date. In addition, Cornell will retain 5% of each advance under the Standby Equity Distribution Agreement. The Company’s obligation to issue shares is essentially limitless. Cornell received 540,000 shares of common stock as a commitment fee.

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

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 18 -  INCOME TAXES

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

As of December 31, 2005 and 2004, the Company had deferred tax assets of approximately $2,807,000 and $1,500,000, respectively, resulting from temporary differences and net operating loss carry-forwards of approximately $7,268,000 and $3,798,000, respectively, which are available to offset future taxable income, if any, through 2025. As utilization of the net operating loss carry-forwards and temporary difference is not assured, the deferred tax asset in both years has been fully reserved through the recording of a 100% valuation allowance.

The tax effects of temporary differences, loss carry-forwards and the valuation allowance that give rise to deferred income tax assets at December 31, 2005 are as follows:

Temporary differences:
Net operating losses and deferred expenses	$2,807,000
Less valuation allowance	(2,807,000)
Deferred tax assets	$-

The reconciliation of the effective income tax rate to
the federal statutory rate for the period ended
December 31, 2005 is as follows:
Federal income tax rate	35.0%
Change in valuation allowance on net operating
loss carry-forwards	(35.0)%
Effective income tax rate	0.0%

NOTE 19 - RELATED PARTY TRANSACTIONS

Agreements

In September 2003, the Company entered into a consulting agreement with the spouse of the Company’s Chief Technology Officer (“CTO”). The consulting agreement calls for payments every two weeks in the amount of $1,500 in consideration of services to be rendered to the Company. Effective February 2005, the terms of the agreement were amended where the payments were increased to $5,000 per month in consideration of services to be rendered to the Company. The term of the agreement is predicated upon a determination by the Company as to when certain product lines are completed. For the years ended December 31, 2005 and 2004, $35,000 and $36,000, respectively, were recorded as consulting expense and is included in selling, general and administrative expenses on the statement of operations. At December 31, 2005, the Company has a balance due to this related party of $3,750. On October 17, 2005, the related party became an employee of the Company.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 20 - STOCK OPTIONS

2004 Equity Incentive Plan

The shareholders approved the 2004 Equity Incentive Plan (“Incentive Plan”) in September 2004. The Incentive Plan is effective April 1, 2003. Officers and key employees, who in the judgment of the Company render significant service to the Company, are eligible to participate. The Incentive Plan provides for the award of a broad variety of stock-based compensation alternatives such as non-qualified stock options, incentive stock options, restricted stock, performance awards and stock appreciation rights. The Incentive Plan provides 5,000,000 shares of common stock to be offered from either authorized and unissued shares or issued shares, which have been reacquired by the Company. All options vest equally over a three year period beginning one-year from the grant.

As of December 31, 2005, an aggregate of 1,830,000 options were outstanding under the Incentive Plan. The exercise price for all these options is $1.00.

Non-Incentive Plan Stock Option Grants

As of December 31, 2005, the Company had outstanding an aggregate of 7,618,889 non-plan, non-qualified options for non-employees and no outstanding incentive options outside of the Plan. The exercise price for 7,600,000 of the options is $0.36 (see Note 5) and for 18,889 of the options is $0.90 (see Note 17).

The table below summaries the Company’s stock option activity for the year ended December 31, 2005:

			Non-Plan
	Incentive	Non-Qualified	Non-Qualified
	Options	Options	Options	Total
Outstanding at December 31, 2004	-	1,605,000	7,600,000	9,205,000
Granted	-	225,000	18,889	243,889
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2005	-	1,830,000	7,618,889	9,448,889

Vesting for the year ended:
Vested at December 31, 2004	-	820,694	2,771,429	3,592,123
December 31, 2005	-	561,389	3,879,841	4,441,230
December 31, 2006	-	306,944	967,618	1,274,562
December 31, 2007	-	109,028	-	109,028
December 31, 2008	-	31,944	-	31,944

At December 31, 2005, there were 9,448,889 stock options outstanding of which 1,830,000 options are exercisable at an exercise price of $1.00, 7,600,000 options are exercisable at $0.36 and 18,889 options are exercisable at $0.90. At December 31, 2005, there were 8,033,353 vested options outstanding of which 1,382,083 options are exercisable at an exercise price of $1.00, 6,632,381 options are exercisable at $0.36 and 18,889 options are exercisable at $0.90.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 21 - SUBSEQUENT EVENTS

Secured Convertible Notes Payable - Conversions

In January 2006, Highgate converted $30,000 of the April 27, 2005 debenture into 121,860 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement (see Note 10). The conversions were made on January 18, 2006 for $10,000 into 21,860 shares of common stock at a conversion price of $0.480 per share and on January 31, 2006 for $20,000 into 100,000 shares of common stock as a conversion price of $0.200 per share.

In February 2006, Highgate converted $140,000 of the April 27, 2005 debenture into 1,166,667 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement (see Note 10). The conversions were made on February 1, 2006 for $90,000 into 750,000 shares of common stock at a conversion price of $0.120 per share, on February 24, 2006 for $30,000 into 250,000 shares of common stock at a conversion price of $0.120 per share and on February 28, 2006 for $20,000 into 166,667 shares of common stock as a conversion price of $0.120 per share.

In March 2006, Highgate converted $75,000 of the April 27, 2005 debenture into 575,980 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement (see Note 10). The conversions were made on March 1, 2006 for $25,000 into 208,333 shares of common stock at a conversion price of $0.120 per share and on March 2, 2006 for $50,000 into 367,647 shares of common stock as a conversion price of $0.136 per share.

Convertible Notes Payable

In March 2006, the Company executed an 8% convertible promissory note in the amount of $100,000 with an individual. At any time, the holder is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of the debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at the price of $0.90 per share. If not converted at the holder’s option, the entire principal amount and all accrued interest shall be due to the holder on the second year anniversary of the debenture. This note is included in current liabilities on the balance sheet at March 31, 2006.

In connection with the convertible promissory note payable, the Company issued to the individual an aggregate of 66,667 warrants with an exercise price of $0.55 per share. These warrants are exercisable for a period of two years from issuance.

In March 2006, the Company extended the maturity date of the convertible debenture that was executed in January 2005 with an investor for $125,000 (see Note 11) to January 26, 2007. In connection with the extension, the Company issued to the investor an aggregate of 45,000 warrants with an exercise price of $0.20 per share and an expiration date of January 26, 2009.

Convertible Notes Payable - Related Parties

In January 2006, the Company executed an 8% convertible promissory note in the amount of $70,000 with its Office Manager. The principle due hereunder shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of June 30, 2006 or later if agreed upon by the Office Manager and the Company.

In January 2006, the Company executed a convertible promissory note in the amount of $10,000 with its CEO. The convertible note payable bears interest equal to the CEO’s private banking account monthly

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 21 - SUBSEQUENT EVENTS - (cont’d)

Convertible Notes Payable - Related Parties - (cont’d)

lending rate. The principle due hereunder shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of December 31, 2006 or later if agreed upon by the CEO and the Company.

In February 2006, the Company executed a convertible promissory note in the amount of $28,000 with its CEO. The convertible note payable bears interest equal to the CEO’s private banking account monthly lending rate. The principle due hereunder shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of December 31, 2006 or later if agreed upon by the CEO and the Company.

In March 2006, the Company executed an 8% convertible promissory note in the amount of $5,000 with one of its Software Developers and the wife of the CTO. The principle due shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of December 31, 2006 or later if agreed upon by the Office Manager and the Company.

In connection with the convertible promissory notes payable, the Company issued to the Office Manager, the CEO and the Software Developer an aggregate of 11,300 warrants with an exercise price of $1.00 per share. The warrants were issued at the ratio of one warrant for each $10 of convertible notes payable. These warrants are exercisable for a period of ten years from issuance.

Notes Payable

In May 2006, the Company sold a unit to Cornell consisting of a 9% promissory note payable in the amount of $100,000 and 200,000 shares of the Company’s common stock. The principle due shall be payable in full in immediately available funds of $200,000 or more through any funding transaction, even if the funding is with Cornell, or by August 28, 2006.

Notes Payable - Related Parties

In January 2006, the Company executed two promissory notes with its President in the amount of $5,000 each. The notes are due on January 31, 2006 and are non-interest bearing. In January 2006, the maturity dates of the notes were extended to September 30, 2006.

In February 2006, the Company executed a promissory note with its President in the amount of $5,000. The note is due February 28, 2006 and bears interest at a rate equal to 8% percent per annum. In March 2006, the maturity date of the note was extended to September 30, 2006.

In February 2006, the Company executed two promissory notes with its CEO in the amounts of $150,000 and $10,000. The notes are due May 13, 2006 and September 30, 2006, respectively, and bear interest at a rate equal to 8% percent per annum.

In March 2006, the Company executed a promissory note with its President in the amount of $10,000. The note is due June 30, 2006 and bears interest at a rate equal to 8% percent per annum. In March 2006, the maturity date of the note was extended to September 30, 2006.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 21 - SUBSEQUENT EVENTS - (cont’d)

Notes Payable - Related Parties - (cont’d)

In April 2006, the Company executed two promissory notes with its CEO in the amounts of $7,000 and $5,000. The notes are due September 30, 2006 and bear interest equal to the CEO’s private banking account monthly lending rate.

Finders Agreement

In January 2006, the Company entered into a contingency search agreement with a recruitment firm, whereas the recruitment firm will provide the Company with potential candidates for employment. No fee is due to the recruitment firm unless a candidate is hired by the Company. If an arrangement is consummated between a candidate and the Company, then the recruitment firm is entitled to a fee equal to twenty percent of that new employee’s annual base salary. This fee may be in the form of cash or a combination of cash and warrants. The term of the agreement is open, is non exclusive and can be cancelled by either party at any time by written notice.

Advisory Board Agreement

In February 2006, the Company executed an agreement with an individual advisor whereby the advisor shall serve as Chair of the Company’s Advisory Board and provide consulting, guidance and advice to the Company. The advisor shall also assist the Company in obtaining revenues and financing. As compensation for the advisory services, the advisor received 350,000 shares of the Company’s common stock at a value of $0.18 per share. The shares are restricted and have piggy back registration rights upon the next registration statement filed by the Company. The advisor also received warrants to purchase 240,000 shares of the Company’s common stock at an exercise price of $0.30 per share with a term of six months from the effective date for 120,000 shares and twelve months from the effective date for 120,000 shares.

The advisor shall also receive a quarterly payment of $5,000 effective June 2006, a 10% commission on gross revenues for introduced customers and commission on introduced financing as follows:

Gross Proceeds	Cash Commission	Equity Commission
$500,000 to $999,999	$25,000	200,000 shares
$1,000,000 to $1,999,999	$50,000	400,000 shares
$2,000,000 to $2,999,999	$100,000	800,000 shares
$3,000,000 to $3,499,999	$150,000	1,000,000 shares
$3,500,000 to $3,999,999	$175,000	1,200,000 shares
$4,000,000 and up	$200,000	1,600,000 shares

The term of the agreement is perpetual with thirty day written termination rights retained by both the Company and the advisor.

Investor Relations Consulting Agreement

In March 2006, the Company retained the services of an investor relations consulting firm and both parties mutually executed three agreements: a Financial Consulting Agreement, a Business Introduction Agreement and an Investor Relations Consulting Agreement.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 21 - SUBSEQUENT EVENTS - (cont’d)

Investor Relations Consulting Agreement - (cont’d)

Per the terms of the Financial Consulting Agreement, the firm will provide services in order to assist the Company in developing a strategy and structure for obtaining financing. As compensation for the financial consulting services, the firm will receive 400,000 shares of the Company’s common stock at a value of $0.18 per share upon the closing of up to $500,000 in financing. The shares are to be placed in escrow with the Company’s law firm. The firm will also receive, on a prorated basis, up to $40,000 in cash upon the closing of a second $500,000 in financing. The term of the financing agreement is for ten months.

Per the terms of the Business Introduction Agreement, the firm will provide potential sales opportunities to the Company. The firm commenced the introduction process in February 2006. As compensation for the introduction services, the firm will receive a $5,000 cash payment for each of February 2006 and March 2006. Also, upon the Company receiving $1,000,000 or more in purchase contracts for its products and services, the firm will receive 100,000 shares of the Company’s common stock at a value of $0.18 per share and warrants to purchase 100,000 shares of the Company’s common stock with an exercise price of $0.25 per share. The warrants will have a five year term, piggy back registration rights for one year and demand registration rights after April 1, 2007. The term of the introduction agreement is for ten months.

Per the terms of the Investor Relations Consulting Agreement, the firm will assist the Company in developing a comprehensive financial relations strategy. As compensation for the services, the Company will make cash payments to the firm of $5,000 each for the first two term months, $9,000 each for the second two term months and $10,000 each for the remaining six term months. The company shall also issue warrants to purchase 300,000 shares of the Company’s common stock with an exercise price of $0.18 per share. The warrants will have a five year term, piggy back registration rights for one year and demand registration rights after April 1, 2007. The term of the investor relations agreement is for ten months.

Representation Agreement

In February 2006, the Company executed an agreement with a firm as a representative whereby the firm shall provide business development services to expand the Company’s sales and marketing efforts primarily in South America and Mexico. As compensation for the services, the firm shall receive a fee of $10,000 per month beginning on February 15, 2006. For the initial four months of the agreement, the fee will be in the form of the Company’s common stock. For the second four months of the agreement, the fee shall be paid as $5,000 cash and $5,000 in the form of the Company’s common stock. The stock price will be calculated based upon the ten days average bid price, prior to the 15th of each month, with the lowest bid price no lower than $0.25 per share. The shares are restricted and have piggy back registration rights upon the next registration statement filed by the Company. There shall be no fee for the last four months of the agreement’s first year. The firm shall also receive a commission of 10% of the net sales from introduced customers. The term of the agreement is perpetual with thirty day written termination rights retained by both the Company and the firm. In March 2006, the agreement was amended to expand the territory outside of South America and Mexico on a case by case basis with written approval required by both the Company and the firm. The Company also executed a consultant agreement with the firm in January 2006 (see Note 21 below).

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 21 - SUBSEQUENT EVENTS - (cont’d)

Consultant Agreements

In January 2006, the Company executed an independent consultant agreement with an individual consultant whereby the consultant will provide financing introductions, customer introductions and sales leads. The agreement supersedes a similar expired agreement executed in April 2005 with the consultant. Under the terms of the new agreement, the consultant will receive a 5% commission on closed financing deals, a 10% commission on sales resulting from direct introduction and a 5% commission on sales resulting from third party introduction. The term of the agreement is for six months and it can be renewed within thirty days of expiration provided the Company and the consultant both agree in writing.

In January 2006, the Company executed a consultant agreement with a consulting firm whereby the firm will introduce to the Company potential purchasers of the Company’s equity or debt. The Company shall pay a placement fee to the consultant in the amount of 6% of the gross subscription proceeds of an equity and/or debt offering by the Company from purchasers introduced directly by the consultant. Either the Company or the consultant may terminate the agreement upon thirty day’s prior written notice. The Company also executed a representation agreement with the firm in February 2006 (see Note 21 above).

In March 2006, the Company executed a consulting agreement with its public relations firm whereby the firm shall provide public relations consulting services in addition to the services defined in an April 2005 engagement letter. As compensation for the providing the additional services, the firm shall receive a monthly fee of $5,000 in the form of the Company’s common stock at a value based upon a 20% discount to the market value of the Company’s common stock on the last trading day of each month. The shares shall be restricted and have piggy back registration rights upon the next registration statement filed by the Company. The term of the agreement is for six months with automatic renewal terms until either the Company or the firm provides the other party with at least thirty day’s written notice of its intent to terminate the agreement.

In March 2006, the Company executed a consulting agreement with an investor relations firm whereby the firm shall provide public and investor relations services to the Company. As compensation for the services, the firm shall receive a monthly retainer in the amount of $5,000 and 120,000 shares of the Company’s common stock, 60,000 shares each to two of the firm’s officers. The shares shall be restricted and have piggy back registration rights upon the next registration statement filed by the Company. The term of the agreement is for six months and it can be renewed provided the Company and the firm both agree in writing.

In April 2006, the Company amended the placement agent agreement signed in October 2005 with an investor relations consulting firm (see Note 15). The amendment waives the consultant’s exclusivity clause from the agreement in exchange for the Company’s agreement to lower the price of the 400,000 warrants provided to the consultant to $0.50 per share from $0.75 per share.

Term Sheet with Investment Firm

In March 2006, the Company executed a term sheet with an investment firm whereby the firm and the Company agreed to pursue further agreements on an ongoing best efforts basis in order for the Company to obtain financing from the investment firm. In order to proceed with further negotiations, the Company was obligated per the term sheet to compensate the investment firm in the form of a due diligence retainer. The Company paid the retainer in two cash payments in the amounts of $7,500 to the investment firm and $1,000 to the investment firm’s attorney. If the Company elected to continue to pursue further agreements via the ongoing efforts of the investment firm, the term sheet also required the

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 21 - SUBSEQUENT EVENTS - (cont’d)

Term Sheet with Investment Firm - (cont’d)

Company to issue 50,000 restricted shares of the Company’s common stock as directed by the investment firm. The Company elected to suspend the continuation of the investment firm’s ongoing efforts at this time, therefore, the 50,000 shares of common stock were not issued. The Company may decide to pursue further agreements with the investment firm in the near future.

Term Sheet with Investor

In May 2006, the Company executed a term sheet with an investor in the amount of $1 million which shall enable the Company to sustain operations. The first tranche of $500,000 should be available to the Company by the end of the second quarter of 2006. The Company is awaiting the contracts.

Issuance of Stock for Services

In April 2006, the Company entered into a consulting agreement with an advisory firm, whereas the services include a review and advice concerning the technical design of existing and planned products or services, business development, sales assistance, financing advice, consulting services, market development and public relations, advising on issues regarding corporate structure, stock option plans and introducing the Company to potential investors. The term of this agreement is one year, ending March 31, 2006. The agreement calls for compensation in the amount of 350,000 shares of the Company’s common stock valued at $0.19 per share. Such shares shall be deemed for all purposes to be earned by the consultant upon its receipt thereof and shall be non-refundable and non-returnable.

Sales of Common Stock

In January 2006, one individual purchased 133,333 shares of common stock from the Company at a price of $0.75 per share. This issuance is exempt from registration under the Securities Act of 1933 and the rules and regulations promulgated thereunder. In connection with the sale of common stock, the Company issued to the individual an aggregate of 13,333 warrants with an exercise price of $0.75 per share. These warrants are exercisable for a period of two years from issuance.

In February 2006, one individual purchased 50,000 shares of common stock from the Company at a price of $0.22 per share. This issuance is exempt from registration under the Securities Act of 1933 and the rules and regulations promulgated thereunder. In connection with the sale of common stock, the Company issued to the individual an aggregate of 10,000 warrants with an exercise price of $0.55 per share. These warrants are exercisable for a period of two years from issuance.

In March 2006, four individuals purchased 190,910 shares of common stock from the Company at a price of $0.22 per share for 90,910 shares and $0.25 per share for 100,000 shares. This issuance is exempt from registration under the Securities Act of 1933 and the rules and regulations promulgated thereunder. In connection with the sale of common stock, the Company issued to the individuals an aggregate of 118,182 warrants with an exercise price of $0.55 per share for 18,182 warrants and $0.50 per share for 100,000 of the warrants. These warrants are exercisable for a period of two years from issuance.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 21, 2006, we dismissed Rosen Seymour Shapss Martin & Company (“the former accountants”) as our independent registered public accounting firm. In light of our limited financial resources, we determined that it was not practicable for us to continue to retain the former accountants as our independent registered public accounting firm.

Since their appointment in December 2005, the former accountants had been gathering information and making inquiries of management and the predecessor accountant in support of the Company’s opening balances as of January 1, 2005 and in preparation for their audit for the year ended December 31, 2005. Certain documentation we provided was deemed insufficient to support a certain opening balance for the purpose of the 2005 audit. Until this matter is resolved to their satisfaction, the former accountants would not proceed with the engagement.

We did not agree with the former accountants concerning the adequacy and sufficiency of the documentation to support the Company’s opening balance as of January 1, 2005, but we were not able to reach a conclusion as we could not afford to continue to pay the fees of the former accountants which substantially exceeded the estimate originally provided to us when we engaged them.

These “claims” of the documentation to support certain opening balances as of January 1, 2005 were in the nature of the “insufficiencies”. To the best of our knowledge, the former accountants did not obtain the documentation they expected to support a certain opening balance, nor did they perform any auditing procedures in order to reach a conclusion or form an opinion on any matters of accounting principles or practices, or financial statement disclosures, or auditing scope or procedure in connection with the 2005 audit engagement.

ITEM 8A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management, including the principal executive and financial officers, on a basis that permits timely decisions regarding timely disclosure. Based on that evaluation, such principal executive officer and principal financial officer concluded that, the Company’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively, except for the ability to identify and analyze derivatives and formation of an Audit Committee including an independent member, to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Change in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

As discussed under “Item 6 - Management’s Discussion and Analysis or Plan of Operations - Critical Accounting Policies,” during the preparation of this report, management determined that the Company may not have correctly considered certain issues related to the embedded conversion features of certain convertible debentures. At the time this report was filed, the Company had not yet reached a final determination concerning this matter and the Company may be required to restate the Company’s financial statements for the years ended December 31, 2005 and 2004, and the interim periods of March, June, September 2005 and March 2006. Depending on the outcome of this determination it may not be possible to conclude that the Company’s disclosure controls and procedures were functioning effectively as of the end of the period covered by this report.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(A) DIRECTORS AND EXECUTIVE OFFICERS.

The following sets forth the executive officers and Directors of the Company, their ages, and all offices and positions with the Company.

Name	Age	Position
Mark L. Kay	57	Chief Executive Officer and Director
Mark Corrao	48	Chief Financial Officer and Director
Ramarao Pemmaraju	45	Chief Technical Officer and Director
Robert Denn	48	Chairman of the Board of Directors, President and Director
George Waller	48	Executive Vice President and Head of Marketing and Director

All of our directors serve until their successors are elected and qualified by our shareholders, or until their earlier death, retirement, resignation or removal. Officers are appointed by the Board of Directors and their terms of office are, except to the extent governed by the Cornell Capital Partners, LP and Highgate House Funds, Ltd. agreements, at the direction of the Board of Directors. The following is a brief description of the business experience of our executive officers who are also the Directors and significant employees:

Mark L. Kay, Chief Executive Officer

Mr. Mark Kay joined StrikeForce as our CEO in May 2003 following his retirement at JPMorganChase & Co. Prior to joining StrikeForce Mr. Kay was employed by JPMorganChase & Co. from August of 1977 until his retirement in December 2002, at which time he was a Managing Director of the firm. During his tenure with JPMorganChase & Co. Mr. Kay led strategic and corporate business groups with global teams up to approximately 1,000 people. His responsibilities also included Chief Operations Officer, Chief Information Officer, and Global Technology Auditor. Mr. Kay’s business concentrations were in securities (fixed income and equities), proprietary trading and treasury, global custody services, audit, cash management, corporate business services and web services. Prior to his employment with JPMorganChase & Co., Mr. Kay was a systems engineer at Electronic Data Services (EDS) for approximately five years from September 1972 through to August 1977. He holds a B.A. in Mathematics from CUNY.

Mark Corrao, Chief Financial Officer

Mr. Corrao is one of our original founders in August 2001. Mr. Corrao brings to StrikeForce Technologies over twenty-five years of experience in the financial and accounting areas. Mr. Corrao has spent numerous years in the public accounting arena specializing in certified auditing, SEC accounting, corporate taxation and financial planning. His tenure in accounting included being a partner in a Connecticut CPA firm for several years. Mr. Corrao’s background also includes numerous years on Wall Street with such prestigious firms as Merrill Lynch, Spear Leeds & Kellogg and Greenfield Arbitrage Partners. While on Wall Street Mr. Corrao was involved in several IPO’s and has been a guiding influence in several start up companies. Prior to joining StrikeForce, he was the Director of Sales at Applied Digital Solutions from December 2000 through December 2001. Mr. Corrao was the Vice President of Sales at Advanced Communications Sciences from March 1997 though December 2000. Mark has a B.S. from CUNY.

Robert Denn, President, Chairman of the Board of Directors

Mr. Robert Denn joined StrikeForce in July 2002 as a consultant assisting us with a private placement. He joined us as President in December 2002. A former registered representative of Essex Securities, Mr. Denn was a co-founder of Netlabs.com, Inc., a company formed to develop security software products, in May 1999. In February 2001, Mr. Denn left the retail securities industry and joined NetLabs.com as its President. The intellectual property asset rights of Netlabs.com were subsequently acquired by StrikeForce in December 2002. In addition, Mr. Denn has over twenty years of sales and management experience in the financial services industry inclusive of such prestigious firms as Citibank, Fleet and Bank of New York. Mr. Denn has a B.A. in Business Administration from William Paterson University.

Ramarao Pemmaraju, Chief Technology Officer

Mr. Ramarao Pemmaraju Joined StrikeForce in July 2002 as our Chief Technology Officer (CTO) and the inventor of the ProtectID(TM) product. In May 1999 Mr. Pemmaraju co-founded Netlabs.com , which developed security software products. Mr. Pemmaraju concentrated his time on Netlabs from July 2001 through to July 2002. From June 2000 to July 2001 Mr. Pemmaraju was a systems architect and project leader for Coreon, an operations service provider in telecommunications. From October 1998 through May 2000, Mr. Pemmaraju was a systems engineer with Nexgen systems, an engineering consulting firm. Mr. Pemmaraju has over eighteen years experience in systems engineering and telecommunications. His specific expertise is in systems architecture, design and product development. Mr. Pemmaraju holds a M.S.E.E. from Rutgers University and a B.E. from Stevens Tech.

George Waller, Executive Vice President and Head of Marketing

Mr. Waller joined StrikeForce in June 2002 as a Vice President in charge of sales and marketing. In July 2002, Mr. Waller became the CEO of StrikeForce, a position he held until Mr. Kay joined us in May 2003. Since May 2003, Mr. Waller has been the Executive Vice President overseeing Sales, Marketing, Business Development and product development. From 2000 through June 2002, Mr. Waller was Vice President of business development for Infopro, an outsourcing software development firm. From 1999 to 2001, Mr. Waller was Vice President of sales and Marketing for Teachmeit.com-Incubation systems, Inc., a multifaceted computer company and sister company to Infopro. From 1997 through 1999, Mr. Waller was the Vice President of Internet Marketing for RX Remedy, an aggregator of medical content for online services. Previously, Mr. Waller was a Vice President of Connexus Corporation, a software integrator.

Family Relationships

There are no family relationships between any two or more of our directors or executive officers. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of our Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the commodities futures trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees

StrikeForce has two committees: the Audit Committee and the Compensation Committee. At this time, there are no members of either Committee and the Board of Directors performs the acts of the Committees. None of our current directors are deemed “independent” directors as that term is used by the national stock exchanges or have the requisite public company accounting background or expertise to be considered an “audit committee financial expert” as that term is defined under regulation S-B promulgated under the Securities Act of 1933, as amended.

It is anticipated that the principal functions of the Audit Committee will be to recommend the annual appointment of StrikeForce’s auditors, the scope of the audit and the results of their examination, to review and approve any material accounting policy changes affecting StrikeForce’s operating results and to review StrikeForce’s internal control procedures.

It is anticipated that the Compensation Committee will develop a Company-wide program covering all employees and that the goals of such program will be to attract, maintain, and motivate our employees. It is further anticipated that one of the aspects of the program will be to link an employee’s compensation to his or her performance, and that the grant of stock options or other awards related to the price of the common shares will be used in order to make an employee’s compensation consistent with shareholders’ gains. It is expected that salaries will be set competitively relative to the technology development industry and that individual experience and performance will be considered in setting salaries.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have any class of equity securities registered pursuant to Section 12 of the Exchange Act. Therefore, our executive officers, directors and 10% beneficial owners are not required to file initial reports of ownership and reports of changes in ownership pursuant to Section 16(a) of the Exchange Act.

Code of Ethics.

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company’s code of ethics contains standards that are reasonably designed to deter wrongdoing and to promote:

o	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

o	Full, fair, accurate, timely, and understandable disclosure in reports and documents that the Company files with, or submits to, the Commission and in other public communications made by the company;

o	Compliance with applicable governmental laws, rules and regulations;

o	The prompt internal reporting of violations of the code to the board of directors or another appropriate person or persons; and

o	Accountability for adherence to the code.

ITEM 10. EXECUTIVE COMPENSATION.

The following table summarizes executive compensation paid or accrued during the past three years for our executive officers.

SUMMARY COMPENSATION TABLE

	Annual Compensation			Long Term Compensation
				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/ SARs (#)	LTIP Payouts	All Other Compensation
Mark L. Kay	2005	$111,000	--	--	--	--	--	--
Chief Executive Officer	2004	$111,000	--	--	--	--	--	--
	2003	$75,000	--	--	--	1,000,000	--	--

Robert Denn	2005	$106,000	--	--	--	--	--	--
Chairman of the Board of	2004	$106,000	--	--	--	--	--	--
Directors, President	2003	$78,000	--	--	--	--	--	--

Ramarao Pemmaraju	2005	$111,000	--	--	--	--	--	--
Chief Technical Officer	2004	$111,000	--	--	--	--	--	--
	2003	$78,000	--	--	--	--	--	--

George Waller	2005	$111,000	--	--	--	--	--	--
Executive Vice President	2004	$111,000	--	--	--	--	--	--
of Marketing	2003	$78,000	--	--	--	--	--	--

Mark Corrao	2005	$111,000	--	--	--	--	--	--
Chief Financial Officer	2004	$111,000	--	--	--	--	--	--
	2003	$78,000	--	--	--	--	--	--

Options Grant Table

The following table sets forth information with respect to the named executive officers concerning the grant of stock options during the fiscal year ended December 31, 2005. We did not have during such fiscal year, and currently do not have, any plans providing for the grant of stock appreciation rights

OPTION/SAR GRANTS IN LAST FISCAL YEAR
INDIVIDUAL GRANTS
Name	Number of Securities Underlying Options granted	Percent of total options granted to executives in fiscal years 2003-2005	Exercise or base price ($/Sh)	Expiration Date
N/A

(1)	Aggregated Option Exercises and Fiscal Year end Option Value Table.

There were no options or warrants exercised by any of the Named Executive Officers during the most recently completed fiscal year.

We do not have any Long-Term Incentive Plans.

Management is entitled to reimbursement of any out of pocket expenses reasonably and actually incurred on our behalf.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for their services as directors. No additional amounts are payable to our directors for committee participation or special assignments. We currently do not have any external committees. There are no other arrangements pursuant to which any director was compensated during our last completed fiscal year for any service provided as director.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

We have entered into an employment agreement with Mark Kay which provides for his employment as our Chief Executive Officer at a base compensation of $75,000 per year, subject to reviews and increases (including an increase to $150,000 upon achieving $2,000,000 in equity funding). The term of Mr. Kay’s employment agreement is from May 20, 2003 through June 1, 2006. The agreement also granted Mr. Kay options for the purchase of 1,000,000 shares of our common stock at an exercise price of $1.00 per share, vesting 33.3% each on June 1, 2004, June 1, 2005 and June 1, 2006. If the agreement is terminated as a result of Mr. Kay’s death or disability, any unvested options granted under the agreement will immediately become fully vested. If Mr. Kay terminates his employment for good reason or we terminate it without cause, Mr. Kay will be entitled to receive severance benefits. In the event Mr. Kay’s employment is terminated at any time as of his six month anniversary and up to the date of his fifth year anniversary with us, we would continue to pay Mr. Kay the per annum rate of salary in effect on the date of termination for a period of six months. In the event Mr. Kay’s employment is terminated at any time as of his five year anniversary with us, or thereafter, we would continue to pay Mr. Kay the per annum rate of salary in effect on the date of termination for a period of twelve months. Additionally, we would be obligated to continue Mr. Kay’s medical and dental benefits at the level then in effect on the date of such termination for the period of the severance payment. The current severance payment to Mr. Kay based upon the current salary would be six months based on a per annum compensation of $111,000 or $55,500. Currently, Mr. Kay maintains medical and dental insurance independent of us. This agreement was amended as of May 16, 2004. The amendment authorizes an increase in Mr. Kay’s compensation to $111,000 per year as of May 16, 2004. The agreement was further amended November 27, 2004 by authorizing the replacement of the clause regarding the salary increase to $150,000 upon achieving $2,000,000 in equity funding to “there will be no raises permitted until we are public”.

Compensation of Directors None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains stock ownership information about officers or directors, and other stockholders who we know to be beneficial owners of more than 5% of our stock. A beneficial owner of stock is any person who has or shares the power to decide how to vote or whether to dispose of the stock.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under securities law, a person is considered a “beneficial owner” of a security if that person has or shares power to vote or direct the voting of such security or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has a right to acquire beneficial ownership within 60 days. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, the address of each person is 1090 King Georges Post Road, Suite 108, Edison, NJ 08837.

This table is based upon information obtained from our stock records.

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT OF OWNERSHIP(1)	PERCENTAGE OF CLASS(2)

Mark L. Kay	1,985,221 (3)	10.09%
Mark Corrao	1,308,207	7.09%
Robert Denn	3,332,142 (4),(6)	18.00%
Ramarao Pemmaraju	3,294,048 (5),(6)	17.82%
George Waller	1,123,542 (7)	6.09%
All directors and executive officers as a group (5 persons)	11,043,160 (8)	55.86%
NetLabs.com, Inc.	7,772,382 (9),(10)	30.98%

(1)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof.
(2)
Based on 19,769,122 shares of common stock outstanding as of December 31, 2005 including 365,000 shares of common stock available to beneficial owners upon the conversion of certain convertible loans and 949,872 shares of common  stock underlying options.

(3)	Includes 290,000 shares of common stock available upon the conversion of certain convertible loans and 936,889 shares of common stock underlying options.
(4)	Includes 50,000 shares of common stock available upon the conversion of certain convertible loans and 8,400 shares of common stock underlying options.
(5)
 Includes 25,000 shares of common stock available upon the conversion of certain convertible loans and 4,583 shares of common stock underlying options. The 29,583 shares are in the name of Sunita Pemmaraju who is a family  member of Ramarao Pemmaraju.

(6)	Excludes shares owned by NetLabs.com, Inc. which is controlled by Robert Denn and Ramarao Pemmaraju.
(7)	Shares are listed in the name of Katherine LaRosa who is a family member of George Waller.
(8)	Based on 365,000 shares of common stock available upon the conversion of certain convertible loans and 949,872 shares of common stock underlying options.
(9)	Robert Denn and Ramarao Pemmaraju control NetLabs.com, Inc.
(10)	Includes 6,632,382 shares of common stock underlying options.

The foregoing amounts include all shares these persons are deemed to beneficially own regardless of the form of ownership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

o	Any of our directors or officers, except as described below;

o	Any person proposed as a nominee for election as a director;

o	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

o	Any of our promoters;

o	Any relative or spouse of any of the foregoing persons who has the same house address as such person.

RELATED PARTY CONVERTIBLE NOTES

Mark L. Kay, our Chief Executive Officer, loaned us an aggregate of $290,000 during 2004 and 2005, memorialized in the form of convertible loans. As of December 31, 2005 an aggregate amount of $230,000 remained outstanding. The details of these convertible notes are as follows:

In January 2004, we issued a principal amount $60,000 convertible note with warrants to purchase 6,000 shares of common stock to Mr. Mark L. Kay, our CEO. The note payable has a maturity date of December 31, 2004 and a variable interest rate payable equal to Mr. Mark L. Kay’s private account monthly lending rate. The conversion feature allows Mr. Mark L. Kay to convert the note into shares of our common stock at $1.00 per share. In November 2004, to reflect the current issue price of the stock, the conversion price was amended to $.72. Mr. Kay, at his election, converted this note to stock on December 1, 2004 and received 83,333 shares of our common stock. The warrant exercise period ends in January 2014.

In February 2004, we issued a principal amount $60,000 convertible note with warrants to purchase 6,000 shares of common stock to Mr. Mark L. Kay, our CEO. The note payable has a maturity date of September 30, 2005 and a variable interest rate payable equal to Mr. Mark L. Kay’s private account monthly lending rate. The conversion feature allows Mr. Mark L. Kay to convert the note into shares of our common stock at $1.00 per share. The warrant exercise period ends February 2014. The maturity date of the note has been extended to September 30, 2006.

In June 2004, we issued a principal amount $50,000 convertible note to Mr. Mark L. Kay, our CEO. The note payable has a maturity date of December 31, 2005 and a variable interest rate payable equal to Mr. Mark L. Kay’s private account monthly lending rate. The conversion feature allows Mr. Mark L. Kay to convert the note into shares of our common stock at $1.00 per share. The maturity date of the note has been extended to September 30, 2006.

In September 2004, we issued a principal amount $30,000 convertible note with warrants to purchase 3,000 shares of common stock to Mr. Mark L. Kay, our CEO. The note has a maturity date of December 31, 2005 and a variable interest rate payable equal to Mr. Mark L. Kay’s private account monthly lending rate. The conversion feature allows Mr. Mark L. Kay to convert the note into shares of our common stock at $1.00 per share. The warrant exercise period ends in September 2014. The maturity date of the note has been extended to September 30, 2006.

In August 2005, we issued a principal amount $90,000 convertible note with warrants to purchase 9,000 shares of common stock to Mr. Mark L. Kay, our CEO. The note payable has a maturity date of December 31, 2005 and a variable interest rate payable equal to Mr. Mark L. Kay’s private account monthly lending rate. The conversion feature allows Mr. Mark L. Kay to convert the note into shares of our common stock at $1.00 per share. The warrant exercise period ends August 2015. The maturity date of the note has been extended to September 30, 2006.

In January 2004, we issued a principal amount $15,000 convertible note with warrants to purchase 1,500 shares of common stock to Mr. Michael Brenner, one of our Vice Presidents. The note payable has a maturity date of December 31, 2004 and an interest rate of prime plus four (4%) percent. The conversion feature allows Mr. Michael Brenner to convert the note into shares of our common stock at $1.00 per share. In November 2004, the maturity date of the convertible note was extended to June 30, 2005. In December 2004, we amended the conversion price on the convertible note to $.72 per share. The warrant exercise period ends November 2013. In December 2004, Mr. Michael Brenner elected to convert half of the principal amount, $7,500, into common stock at a conversion price of $.72 and received 10,417 shares of our common stock. The maturity date of the note has been extended to June 1, 2006.

In November 2004, we issued in principal amounts, an aggregated total of $50,000 convertible promissory notes to three relatives of Mr. David Morris, our former Vice President of Sales. The three notes payable have a maturity date of April 30, 2006 and bear interest at prime plus two (2%) percent. Interest is due and payable at the maturity date, unless converted in full. The conversion feature allows the holder to convert into shares of our common stock at $1.00 per share. The notes shall be repaid in accordance with their terms in May 2006.

In August, September and December 2005, the Company executed 8% convertible promissory notes in the amounts of $10,000, $5,000 and $10,000 with a relative of the Chief Technology Officer. The principal due hereunder shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of December 31, 2005 or later if agreed upon by the individual and the Company. On October 17, 2005, the related party became an employee of the Company. In December 2005, the maturity dates of the notes were extended to March 31, 2006. The maturity dates of the notes have since been extended to September 30, 2006.

In August and December 2005, the Company executed 8% convertible promissory notes in the amounts of $50,000 and $34,000 with its President. The convertible promissory note for $34,000 was paid in full in December 2005. The principal due hereunder shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of December 31, 2005 or later if agreed upon by the President and the Company. In December 2005, the maturity date of the note was extended to March 31, 2006. The maturity date of the note has since been extended to September 30, 2006.

In September 2005, the Company executed an 8% convertible promissory note in the amount of $5,000 with a relative of the Chief Financial Officer. The Principal due hereunder shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of December 31, 2005 or later if agreed upon by the individual and the Company. In December 2005, the maturity dates of the notes were extended to March 31, 2006. The maturity date of the note has since been extended to September 30, 2006.

In December 2005, the Company executed a 21.90% convertible promissory note in the amount of $3,000 with a relative of the Chief Financial Officer. The Principle due hereunder shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of March 31, 2006 or later if agreed upon by the individual and the Company. In December 2005, the convertible promissory note was paid in full.

In December 2005, the Company executed an 8% convertible promissory note in the amount of $10,000 with its Office Manager. The principal due hereunder shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of December 31, 2006 or later if agreed upon by the Office Manager and the Company.

In connection with several of the convertible notes payable entered into, the Company issued to the individual’s warrants exercisable in the aggregate into 69,200 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants were issued at the ratio of one warrant for each $10 of convertible notes payable. These warrants are exercisable for a period of ten years from issuance. The fair value of all the warrants issued using the Black-Scholes Option Pricing Model was $18,947. For the years ended December 31, 2005 and 2004, the Company recorded $11,951 and $1,831, respectively, in financing expense related to the issuance of these warrants.

At December 31, 2005, accrued interest due for the convertible notes - related parties was $8,391 and is included in accrued expenses in the Company’s balance sheet. Interest expense for convertible notes payable - related parties for the years ended December 31, 2005 and 2004 was approximately $24,263 and $25,026, respectively.

RELATED PARTY PROMISSORY NOTES

In January 2004, we received $15,000 and executed a promissory note with Mr. Thomas Yon, founding shareholder of our Company. The note is due on December 31, 2004 and bears interest at prime plus 2% per year. This note has been paid in full.

In March 2004, we executed two promissory notes with Mr. Mark L. Kay, our Chief Executive Officer, in the principal amounts of $55,000 and $50,000, respectively. The notes are due June 30, 2005 and bear interest at a rate per annum equal to the CEO’s private account monthly lending rate. The maturity date of the notes has been extended to September 30, 2006.

In July 2004, we received $2,000 and executed a promissory note with Mr. Robert Denn, our President. The note is non-interest bearing and is due on December 31, 2004. In December 2004, this note was paid in full.

In August 2004, we received $7,380 and executed a promissory note with Mr. Michael Brenner, one of our Vice Presidents. The note was due December 31, 2004 and beared interest at prime plus 2% per year. In December 2004, this note was paid in full.

In November 2004, we received $84,000 and executed a promissory note with Mr. Mark L. Kay, our CEO. The note is due on June 30, 2005 and bears interest at a rate per annum equal to the CEO’s private account monthly lending rate. The CEO’s private account monthly lending rate for the year ended December 31, 2005 ranged between 6.375% and 8.625% per annum. The maturity date of the note has been extended to September 30, 2006.

In December 2004, we executed a principal amount $15,000 promissory note with Mr. Mark L. Kay, our CEO. The note is due on June 30, 2005 and bears interest at a rate per annum equal Mr. Mark L. Kay’s private account monthly lending rate. In December 2004, this note for $15,000 was paid in full. Mr. Mark L. Kay’s private account monthly lending rate for the year ended December 31, 2004 ranged between 5.375% and 6.375% per annum. In December 2004, this note was paid in full.

In October 2005, the Company executed a promissory note with its CEO in the amount of $10,000. The note is due November 19, 2005 and bears interest at a per annum rate equal to the CEO’s private account monthly lending rate. For the year ended December 31, 2005 the interest ranged between 6.375% and 8.625% per annum. The note was satisfied on December 16, 2005.

In October 2005, the Company executed a promissory note with its President in the amount of $38,000. The note is due November 19, 2005 and bears interest at a rate equal to 8% percent per annum. The note was satisfied on October 28, 2005 and no interest was charged to the Company.

Interest expense for notes payable - related parties for the years ended December 31, 2005 and 2004 was approximately $14,376 and $6,936, respectively.

ITEM 13. EXHIBITS.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of StrikeForce Technologies, Inc.(1)
3.2	By-laws of StrikeForce Technologies, Inc. (1)
10.1	2004 Stock Option Plan. (1)
10.2	Securities Purchase Agreement dated December 20, 2004, by and among StrikeForce Technologies, Inc. and Cornell Capital Partners, LP. (1)
10.3	Secured Convertible Debenture with Cornell Capital Partners, LP. (1)
10.4	Investor Registration Rights Agreement dated December 20, 2004, by and between StrikeForce Technologies, Inc. and Cornell Capital Partners, LP in connection with the Securities Purchase Agreement.(2)
10.5	Escrow Agreement, dated December 20, 2004, by and between StrikeForce Technologies, Inc. and Cornell Capital Partners, LP in connection with the Securities Purchase Agreement. (2)
10.6	Security Agreement dated December 20, 2004, by and between StrikeForce Technologies, Inc. and Cornell Capital Partners, LP in connection with the Securities Purchase Agreement. (1)
10.7	Secured Convertible Debenture with Cornell Capital Partners, LP dated January 18, 2005. (1)
10.8	Royalty Agreement with NetLabs.com, Inc. and Amendments. (1)
10.9	Employment Agreement dated as of May 20, 2003, by and between StrikeForce Technologies, Inc. and Mark L. Kay. (1)
10.10	Amended and Restated Secured Convertible Debenture with Cornell Capital Partners, LP dated April 27, 2005. (1)
10.11	Amendment and Consent dated as of April 27, 2005, by and between StrikeForce Technologies, Inc. and Cornell Capital Partners, LP. (1)
10.12	Securities Purchase Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)
10.13	Investor Registration Rights Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (2)
10.14	Secured Convertible Debenture with Highgate House Funds, Ltd. dated April 27, 2005. (2)
10.15	Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)
10.16	Escrow Shares Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)
10.17	Security Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)
10.18	Network Service Agreement with Panasonic Management Information Technology Service Company dated August 1, 2003 (and amendment). (1)
10.19	Client Non-Disclosure Agreement. (1)
10.20	Employee Non-Disclosure Agreement. (1)
10.21	Secured Convertible Debenture with Highgate House Funds, Ltd. dated May 6, 2005. (2)
10.22	Termination Agreement with Cornell Capital Partners, LP dated February 19, 2005. (1)
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
32.1
Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2
Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

(1) Filed as an exhibit to the Registrant’s Form SB-2 dated as of May 11, 2005 and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant’s Amendment No. 1 to Form SB-2 dated as of June 27, 2005 and incorporated herein by reference.

(3) Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the audit fees incurred for fiscal year 2005 and 2004.

	2005	2004

Audit fees	$115,520	$85,315
Audit related fees	35,358	-
Tax fees	2,685	2,985
Total	$153,563	$88,300

Audit fees were for the audit of our annual financial statements, review of financial statements included in our Form 10-QSB quarterly reports, and services that are normally provided by independent auditors in connection with our other filings with the SEC. This category also includes advice on accounting matters that arose during, or as a result of, the audit or review of our interim financial statements.

As part of its duties, our Board of Directors pre-approves audit and non-audit services performed by our independent auditors in order to assure that the provision of such services does not impair the auditors’ independence. Our Board of Directors does not delegate to management its responsibilities to pre-approve services performed by our independent auditors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRIKEFORCE TECHNOLOGIES, INC.

Dated: May 11, 2006	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: May 11, 2006	By:	/s/ Mark Joseph Corrao
Mark Joseph Corrao
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Mark L. Kay Name: Mark L. Kay	Director	May 11, 2006

/s/Mark Joseph Corrao Name: Mark Joseph Corrao	Director	May 11, 2006

/s/Robert Denn Name: Robert Denn	Director	May 11, 2006

/s/Ramarao Pemmaraju Name: Ramarao Pemmaraju	Director	May 11, 2006

/s/George Waller Name: George Waller	Director	May 11, 2006