Form 10QSB
period 2006-03-31
StrikeForce Technologies Inc.
filed 2006-05-23
CIK 1285543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______to_______

      Commission file number: 333-122113

STRIKEFORCE TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

NEW JERSEY	22-3827597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1090 King Georges Post Road, Suite 108
Edison, NJ 08837
(Address of principal executive offices)

(732) 661-9641
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X ] No [ ]

Indicate by check whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act).  Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 19, 2006, the issuer had 21,865,794 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	F-1 - F-30

Item 2. Management’s Discussion and Analysis or Plan of Operation	3

Item 3. Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	19

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 5. Other Information	19

Item 6. Exhibits	20

SIGNATURES	21

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Page Number
Financial Statements

Balance sheet at March 31, 2006 and December 31, 2005	F-2

Statement of operations for the three months ended March 31, 2006 and 2005	F-3

Statement of stockholders’ equity for the three months ended March 31, 2006	F-4

Statement of cash flows for the three months ended March 31, 2006 and 2005	F-5

Notes to financial statements	F-6 - F-30

STRIKEFORCE TECHNOLOGIES, INC.
BALANCE SHEET

ASSETS

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$1,488	$77,094
Accounts receivable, net	13,918	1,883
Short-term portion of deferred royalties	318,210	475,448
Prepaid expenses	44,996	63,920
Total current assets	378,612	618,345

Property and equipment, net	41,044	45,099
Long-term portion of deferred royalties	1,942,522	2,087,357
Intangible assets, net	4,329	4,329
Security deposit	8,684	8,684
Total Assets	$2,375,191	$2,763,814

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Convertible notes payable	$158,000	$33,000
Convertible notes payable - related parties	540,500	427,500
Notes payable - related parties	374,000	189,000
Capital leases payable	30,044	25,243
Accounts payable	291,656	205,654
Accrued expenses	372,335	258,625
Payroll taxes payable	46,053	58,175
Due to employees	38,305	32,122
Total current liabilities	1,850,893	1,229,319

Secured convertible notes payable	1,271,210	1,460,745
Convertible notes payable	485,000	510,000
Long-term portion of capital leases payable	19,685	26,383
Total Liabilities	3,626,788	3,226,447

Commitments and contingencies

Stockholders' Equity (Deficiency)
Preferred stock, par value $0.10 - 10,000,000 shares authorized,
-0- issued and outstanding	-	-
Common stock, par value $0.0001 - 100,000,000 shares
authorized, 21,269,565 issued and outstanding	2,127	1,846
Additional paid-in capital	8,402,824	7,801,460
Accumulated deficit	(9,656,548)	(8,265,939)
Total Stockholders' Equity (Deficiency)	(1,251,597)	(462,633)
Total Liabilities and Stockholders' Equity (Deficiency)	$2,375,191	$2,763,814

See notes to financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	2006	2005

Revenues	$14,589	$8,029

Cost of sales	2,007	2,371

Gross profit	12,582	5,658

Operating expenses:
Selling, general and administrative expenses	1,177,671	781,914
Research and development	104,595	104,099
Total operating expenses	1,282,266	886,013

Loss from operations before other expense	(1,269,684)	(880,355)

Other expense:
Interest and financing expense	120,925	52,011
Total other expense	120,925	52,011

Net loss	$(1,390,609)	$(932,366)

Basic and diluted loss per common share	$(0.07)	$(0.05)

Weighted average number of common shares outstanding	19,894,261	17,254,416

See notes to financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(UNAUDITED)

					Total
			Additional		Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficiency)

Balance at December 31, 2005	18,454,250	$1,846	$7,801,460	$(8,265,939)	$(462,633)

Sale of units containing shares and warrants for cash	374,243	37	155,963	-	156,000

Issuance of shares from conversions of notes payable	1,864,507	186	245,306		245,492

Issuance of shares for consulting services	576,565	58	117,962		118,020

Issuance of warrants in connection with convertible notes payable	-	-	20,363	-	20,363

Issuance of warrants in connection with consulting services	-	-	93,156	-	93,156

Repricing of warrants issued in connection with consulting services	-	-	186,800	-	186,800

Revaluation of stock options granted for future royalties	-	-	(218,186)	-	(218,186)

Net loss	-	-	-	(1,390,609)	(1,390,609)

Balance at March 31,2006	21,269,565	$2,127	$8,402,824	$(9,656,548)	$(1,251,597)

See notes to financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	2006	2005
Cash flows from operating activities:
Net loss	$(1,390,609)	$(932,366)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	6,626	5,959
Amortization of deferred financing costs	59,051	20,833
Professional fees through issuance of common stock, options and warrants	397,918	72,000
Royalty expense paid through issuance of stock options	83,887	118,789
Changes in assets and liabilities affecting operations:
Accounts and other receivable, net	(12,035)	(3,651)
Prepaid expenses	36,250	(4,698)
Accounts payable	86,003	9,312
Accrued expenses	113,711	(59,340)
Payroll taxes payable	(12,122)	10,026
Due to related party	-	(7,500)
Due to employees	6,180	(2,833)
Net cash used in operating activities	(625,140)	(773,469)

Cash flows from investing activities:
Investment in website	(750)	-
Purchases of property and equipment	(1,820)	(10,286)
Net cash used in investing activities	(2,570)	(10,286)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	156,000	68,550
Proceeds from convertible notes payable	100,000	860,000
Proceeds from convertible notes payable - related parties	113,000	-
Proceeds from notes payable - related parties	185,000	-
Payments on secured convertible notes payable	-	-
Payments on convertible notes payable - related parties	-	-
Payments on notes payable - related parties	-	(7,500)
Payments on note payable	-	-
Principal payments for capital leases	(1,896)	(5,033)
Net cash provided by financing activities	552,104	916,017

Net (decrease) increase in cash	(75,606)	132,262

Cash, beginning of period	77,094	103,745

Cash, end of period	$1,488	$236,007

Supplemental disclosure of cash flow information:
Interest expense	$41,845	$11,646
Income taxes	$-	$-

Supplemental schedule of non-cash activities:
Financing cost related to beneficial conversion
value of secured debenture	$-	$349,969
Devaluation of stock options issued for prepaid royalties	$194,818	$116,402
Consulting services for convertible note	$-	$33,000
Accrued interest converted into convertible note	$492	$24,876
Warrants issued in connection with convertible notes	$20,233	$6,382
Warrants issued in connection with consulting services	$307,586	$149,120
Conversion of convertible promissory notes payable
into common stock	$245,000	$-

See notes to financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS

StrikeForce Technical Services Corporation was incorporated in the state of New Jersey, in August 2001. On September 3, 2004, the shareholders approved an amendment to the Certificate of Incorporation to change the name from StrikeForce Technical Services Corporation to StrikeForce Technologies, Inc. (the “Company”). Prior to December 2002, the Company was a reseller of computer hardware, software products, and telecommunications equipment and services. In December 2002, the Company began to acquire the rights to intangible technology, which upon the consummation changed the direction of the Company’s business. The Company is a software development and services company. The Company owns the exclusive right to license and develop various identification protection software products that were developed to protect computer networks from unauthorized access and to protect network owners and users from identity theft. The Company has developed a suite of products based upon the licenses and the Company is seeking to commercially exploit the products in the areas of eCommerce, corporate, government and consumer sectors. The technology developed by the Company and used in the Company’s ProtectID™ and WebSecure™ products is the subject of two pending patent applications. The Company’s firewall product, which is in the research and design phase, is the subject of a pending provisional patent application. A fourth patent application relating to the Company’s ProtectID™ product was combined into the first ProtectID™ pending patent application and was allowed to lapse. The Company’s operations are based in Edison, NJ.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)   Interim period

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-QSB and Items 303 and 310(B) of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2006, the results of operations for the three months ended March 31, 2006, and changes in stockholders’ equity and cash flows for the three months ended March 31, 2006. The results for the three months ended March 31, 2006, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2006.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations.

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2005 as included in the Company’s report on Form 10-KSB filed on May 12, 2006.

b)    Income taxes

The Company accounts for income taxes in accordance with the “liability method” of accounting for income taxes. Accordingly, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (cont’d)

b)   Income taxes - (cont’d)

the year in which the differences are expected to reverse. Current income taxes are based on the respective periods’ taxable income for federal and state income tax reporting purposes.

c)    Revenue recognition

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

Hardware - Revenue from hardware sales is recognized when the product is shipped to the customer and there are either no unfulfilled company obligations or any obligations that will not affect the customer's final acceptance of the arrangement. Any cost of these obligations is accrued when the corresponding revenue is recognized. For the three months ended March 31, 2006 and 2005, total hardware revenues for products shipped or delivered were $0 (which was 0% of total revenues) and $829 (which was 10% of total revenues), respectively.

Software - Revenue from delivered elements of one-time charge licensed software is recognized at the inception of the license term, provided the Company has vendor-specific objective evidence of the fair value of each delivered element. Revenue is deferred for undelivered elements. The Company recognizes revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured. Delivery generally occurs when the product is delivered to a common carrier. The Company assesses collection based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. The Company does not request collateral from customers. If the Company determines that collection of a fee is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. Revenue from monthly software licenses is recognized on a subscription basis. For the three months ended March 31, 2006 and 2005, total software revenues for software shipped or delivered were $0 (which was 0% of total revenues) and $5,500 (which was 69% of total revenues), respectively.

Services - Revenue from time and service contracts is recognized as the services are provided. The Company offers an Application Service Provider hosted service whereby customer usage transactions are invoiced monthly on a cost per transaction basis. The service is sold via the execution of a Customer Agreement between the Company and the Company’s end user. Initial set-up fees are recognized upon completion of service. For the three months ended March 31, 2006 and 2005, total revenues for services provided were $14,589 (which was 100% of total revenues) and $1,700 (which was 21% of total revenues), respectively.

Revenue from fixed price long-term service contracts is recognized over the contract term based on the percentage of services that are provided during the period compared with the total estimated services to

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (cont’d)

c)   Revenue recognition- (cont’d)

be provided over the entire contract. Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent. Revenue from maintenance is recognized over the contractual period or as the services are performed. Revenue in excess of billings on service contracts is recorded as unbilled receivables and is included in trade accounts receivable. Billings in excess of revenue that is recognized on service contracts are recorded as deferred income until the aforementioned revenue recognition criteria are met.

d)   Software development costs

Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life. To date, all costs have been accounted for as research and development costs and no software development cost has been capitalized. Total research and development costs for the three months ended March 31, 2006 and 2005 were $104,595 and $104,099, respectively.

Management will evaluate the net realizable value of software costs capitalized by comparing estimated future gross revenues reduced by the estimated future costs of completing, disposing of and maintaining the software. These costs also include the costs of performing maintenance and customer support required by the Company.

e)   Loss per common share

Loss per common share is computed pursuant to SFAS No. 128, “Earnings Per Share”. Basic loss per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt. As of March 31, 2006 and 2005, options and warrants were excluded from the diluted loss per share computation, as their effect would be anti-dilutive.

NOTE 3 -  STOCK BASED COMPENSATION

The Company has one equity compensation plan for employees. The plan authorizes the granting of stock options consistent with the purpose of the plan (see Note 20 to the Company’s consolidated financial statements included in the 2005 Annual Report). The number of shares authorized for issuance under the Company’s plan as of March 31, 2006 totaled 5,000,000, of which 3,170,000 shares were available for future issuance. Stock options granted under the plan are typically granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options also generally vest over a period of three years with respect to grants made to employees. Options typically expire ten years from the date of grant.

Prior to January 1, 2006, the Company accounted for its stock based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(UNAUDITED)

NOTE 3 - STOCK BASED COMPENSATION - (cont’d)

Stock Issued to Employees,” and related interpretations, the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” In accordance with APB Opinion No. 25, no stock-based compensation cost was reflected in the Company’s prior year net income for grants of stock options to employees because the Company granted stock options with an exercise price equal to the market value of the stock on the date of grant.

Had the Company used the fair value based accounting method for stock compensation expense prescribed by SFAS Nos. 123 and 148 for the first quarter ended March 31, 2005, the Company’s consolidated net loss and net loss per share would have been reduced to the pro-forma amounts illustrated as follows:

2005
Net (loss), as reported	$(932,366)

Stock based compensation (benefits) cost included in the determination of net income as reported	118,789
Stock-based compensation cost determined under the fair value method	(161,411)

Pro forma net (loss)	$(974,988)

Net (loss) income per share:
Basic and diluted - as reported	$(0.06)
Basic and diluted - pro forma	$(0.06)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective method. Under this method, compensation cost in the first quarter of 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the revised provisions of SFAS 123R. Before adoption of SFAS No. 123R, pro forma disclosures reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2006	2005

Risk-free interest rate	3.1% - 4.8%	3.1% - 4.7%
Dividend yield	0.00%	0.00%
Expected volatility	6% - 146%	10% - 17%
Expected option life	5 - 10 years	5 - 10 years

Under the Black-Scholes option-pricing model, the Company estimated volatility using only its historical share price performance over the expected life of the option. Under SFAS No. 123R, however, the Company estimates expected volatility using historical volatility of the Company’s common stock as well as historical volatility of the common stock of comparable companies over the expected life of the

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(UNAUDITED)

NOTE 3 - STOCK BASED COMPENSATION - (cont’d)

options. The expected life of the options has been determined using the simplified method as prescribed in SEC Staff Accounting Bulletin No. 107 (“SAB 107”). Results of prior periods do not reflect any restated amounts and the Company had no cumulative effect adjustment upon adoption of SFAS No. 123R under the modified prospective method. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises.

The adoption of SFAS No. 123R decreased the Company’s first quarter 2006 reported operating income and net income by $46,000. The expense is classified as selling, general and administrative expense on the statement of operations.

For the three months ended March 31, 2006, there was $540,856 of compensation cost for share-based payment arrangements recognized in general and administrative expenses by the Company.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs shown in the table above for 2006 are as follows:

•	The expected volatility is based on a combination of the historical volatility of the Company’s and comparable companies’ stock over the contractual life of the options.

•
The Company uses historical data to estimate employee termination behavior. The expected life of options granted is derived from SAB 107 and represents the period of time the options are expected to be outstanding.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.

•	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

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

As of March 31, 2006 and December 31, 2005, an aggregate of 1,830,000 options were outstanding under the Incentive Plan. The exercise price for all these options is $1.00.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(UNAUDITED)

NOTE 3 - STOCK BASED COMPENSATION - (cont’d)

Non-Incentive Plan Stock Option Grants

As of March 31, 2006 and December 31, 2005, the Company had outstanding an aggregate of 7,618,889 non-plan, non-qualified options for non-employees and no outstanding incentive options outside of the Plan.

The table below summaries the Company’s stock option activity for the quarter ended March 31, 2006:

			Non-Plan
	Incentive	Non-Qualified	Non-Qualified
	Options	Options	Options	Total
Outstanding at December 31, 2005	-	1,830,000	7,618,889	9,448,889
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2006	-	1,830,000	7,618,889	9,448,889

Vesting Schedule:
Vested at December 31, 2005	-	1,382,083	6,651,270	8,033,353
March 31, 2006	-	148,333	362,857	511,190

At March 31, 2006 and December 31, 2005, there were 9,448,889 stock options outstanding of which 1,830,000 options are exercisable at an exercise price of $1.00, 7,600,000 options are exercisable at $0.36 and 18,889 options are exercisable at $0.90. At December 31, 2005, there were 8,033,353 vested options outstanding of which 1,382,083 options are exercisable at an exercise price of $1.00, 6,632,381 options are exercisable at $0.36 and 18,889 options are exercisable at $0.90. At March 31, 2006, there were 8,544,543 vested options outstanding of which 1,530,416 options are exercisable at an exercise price of $1.00, 6,995,238 options are exercisable at $0.36 and 18,889 options are exercisable at $0.90.

As of March 31, 2006, there was $68,666 of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 19 months.

NOTE 4 -  POTENTIAL RESTATEMENTS

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

In December 2004 and in April 2005, the Company had issued secured convertible debentures to Cornell Capital Partners, LP (“Cornell”) and Highgate House Funds, LTD (“Highgate”). The Company also issued during the years 2003, 2004, 2005 and 2006 convertible debentures to several individuals,

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(UNAUDITED)

NOTE 4 -  POTENTIAL RESTATEMENTS - (cont’d)

Embedded Derivatives - (cont’d)

whereby the debentures are considered conventional convertible debt instruments as defined in EITF 00-19.

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

Until the Company has either restated and reissued its results for the applicable periods or determined that no such restatement and re-issuance is warranted, investors, potential investors and other readers of the Company’s SEC filings are cautioned in the reliance on the Company’s financial statements for the years ended December 31, 2004 and 2005 and the interim periods of March, June, September 2005 and March 2006 to the extent they may be affected by the accounting issues described herein. The accounting issues described may affect the Company’s Balance Sheet, Statements of Operations and Statement of Cash Flows, but should not affect the net changes in cash and cash equivalents for the relevant quarters in 2005 and 2006 or the years ended December 31, 2004 and 2005.

The Company cautions that its analysis of the accounting issues described herein are ongoing and as such, if necessary, the Company will file amended financial statements with the SEC as soon as possible after the completion of its analysis of the accounting issues described herein.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(UNAUDITED)

NOTE 5 -  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. At March 31, 2006, the Company's accumulated deficit was $9,656,548, its working capital deficiency was $1,472,281 and approximately 95% of its assets consist of deferred royalties. In addition, the Company had net losses of $1,390,609 and $932,366 for the three months ended March 31, 2006 and 2005.

The Company has issued three-year and two-year secured debentures in 2004 and 2005 that are convertible into shares of the Company’s common stock to Cornell and Highgate, respectively. Under the terms of the secured debentures, we are restricted in our ability to issue additional securities as long as any portion of the principal or interest on the secured debentures remains outstanding.

Currently, the Company is aggressively attempting to increase revenues and improve profit margins by implementing a revised sales strategy. In principle, the Company is redirecting its sales focus from direct sales to companies using an internal sales force, to selling through a distribution channel of Value Added Resellers and Original Equipment Manufacturers. The profit margin for this approach is more lucrative than selling direct due to the increase in sales volume. This revised sales approach should increase the Company’s sales and revenues in order to mitigate future losses. In addition, management has raised funds through convertible debt instruments and the sale of equity in order to alleviate the working capital deficiency. Through the utilization of the public capital markets, the Company plans to raise the funds necessary to continue, expand and enhance its growth, however, there can be no assurance that this will be able to increase revenues or raise additional capital. In December 2005 and March 2006 (see Note 12), the Company engaged the services of two consulting firms in order for the Company to obtain additional funding.

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

NOTE 6 - DEFERRED ROYALTIES

Deferred royalties were derived from a royalty agreement with NetLabs.Com, Inc. (“NetLabs”).

On September 11, 2003, the Company signed an Agreement with NetLabs. The Agreement required the Company to pay NetLabs a royalty of 10% of the net revenues received by the Company on sales of the software products, as defined in the Agreement. The royalties would apply to net revenues received during a period of five years beginning September 11, 2003 and continuing through August 31, 2008. The Agreement was amended on September 2, 2004 and made effective as of its original effective date to extend the royalty period from five years to ten years, through August 31, 2013. In February 2006, the Agreement was further amended in order to provide clarity to the original Agreement by revising its title to “Royalty Agreement” whereby NetLabs has taken all measures required to provide the Company with

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(UNAUDITED)

NOTE 6 - DEFERRED ROYALTIES - (cont’d)

the exclusive rights to the intellectual property related to the patents pending for its “Out-of-Band” technology and firewall solutions, while clarifying that NetLabs still retains ownership.

On December 2, 2004, as a condition to the Company obtaining additional financing, the Company and NetLabs agreed to replace the cash royalty provisions of the Agreement. The Company and NetLabs agreed, that NetLabs would instead be issued, as advance royalties, options to purchase 7,600,000 shares of the Company’s common stock at a price of $0.36 per share to vest as follows: 2,530,000 shares at September 11, 2004, 2,530,000 shares at September 11, 2005 and 2,540,000 shares at September 11, 2006. The fair values for these options are measured at the end of each reporting period and are fixed at each vesting date using the Black-Scholes Option Pricing Model. The fair value of the unvested options (as of March 31, 2006) was measured using May 19, 2006 assumptions since those assumptions are considered indicative of a non-temporary change in the market value of the Company’s common stock.

As of March 31, 2006 the options to purchase 2,530,000 shares that vested at September 11, 2004 are valued (as fixed) at $1,066,395, the options to purchase 2,530,000 shares that vested at September 11, 2005 are valued (as fixed) at $1,529,132, and the options to purchase the final 2,540,000 shares (which vest on September 11, 2006) are valued at March 31, 2006 at $264,160. The total value of the deferred royalties, net of accumulated amortization of $598,955 is $2,260,732. The deferred royalties are being amortized over the term of the original NetLabs Agreement (10 years) which will terminate on August 31, 2013. For the three months ended March 31, 2006 and 2005, $83,887 and $118,789 of royalties were expensed, respectively, $318,210 was classified as short-term deferred royalties and the remainder of $1,942,522 was classified as long-term deferred royalties on the balance sheet at March 31, 2006. Measurement is based upon the Black-Scholes Model using the following assumptions:

	December 31, 2005	May 19, 2006
Market share price	$0.22	$0.12
Expected volatility	146.00%	152.00%
Risk-free interest rate	4.82%	4.96%
Expected life	5 years	5 years

NOTE 7 - ACCRUED EXPENSES

Accrued expenses consist of the following at March 31, 2006:

Interest	$221,764
Commitment fees	26,447
Professional Fees Trade Shows	121,334 2,790
Total accrued expenses	$372,335

NOTE 8 -  SECURED CONVERTIBLE NOTES PAYABLE

On April 27, 2005, the Company entered into an amended and restated 8% secured convertible debenture with Cornell (“Amended Cornell Debenture”) in the amount of $1,024,876, which terminated the two $500,000 debentures entered into with Cornell in December 2004 and January 2005. The new debenture

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(UNAUDITED)

NOTE 8 - SECURED CONVERTIBLE NOTES PAYABLE - (cont’d)

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

The aforementioned debentures bear interest at a rate of 7% per annum, compounded monthly, and expire 2 years after the date of issuance. The debentures are convertible into shares of our common stock at a conversion price equal to the lesser of (i) 120% of the average closing bid price for the 5 trading days immediately preceding the closing date; or (ii) 80% of the lowest closing bid price for the 5 trading days immediately preceding the date of conversion. In addition, the Company has the right to redeem the debentures, at any time prior to its maturity, upon 3 business day’s prior written notice to the holder. The redemption price is equal to 120% of the face amount redeemed plus accrued interest. In the event that the Company redeems the debentures within 180 days after the date of issuance, the redemption price

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(UNAUDITED)

NOTE 8 - SECURED CONVERTIBLE NOTES PAYABLE - (cont’d)

shall be 110% of the face amount redeemed plus accrued interest. Interest expense for the three secured convertible debentures for the three months ended March 31, 2006 was approximately $31,002.

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

The debentures have included a beneficial conversion value. The beneficial conversion value represents the difference between the fair market value of the common stock on the date the debenture was sold and the price at which the debenture could be converted into common stock. The Company has allocated a portion of the proceeds from the debentures between the underlying debt instrument and the beneficial conversion value, and has recorded a discount on the debt instrument totaling $443,719. This deferred charge is being amortized to financing expense over the life of the related debt instrument, which is approximately two years at a rate of approximately 15.5% per annum. For the three months ended March 31, 2006 and 2005, the Company has recorded $55,465 and $20,833 of financing expense related to the beneficial conversion value, respectively. At March 31, 2006, $225,766 of the beneficial conversion value remains.

The Company accounted for the notes on an intrinsic method and is in the process of evaluating whether, based on a fair value method, there are embedded derivatives in the notes payable.

Conversions to Common Stock

In January 2006, Highgate converted $30,000 of the April 27, 2005 debenture into 121,860 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversions were made as follows: $10,000, plus $493 of interest, into 21,860 shares of common stock at a conversion price of $0.48 per share and $20,000 into 100,000 shares of common stock at a conversion price of $0.20 per share.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(UNAUDITED)

NOTE 8 - SECURED CONVERTIBLE NOTES PAYABLE - (cont’d)

Conversions to Common Stock - (cont’d)

In February 2006, Highgate converted $140,000 of the April 27, 2005 debenture into 1,166,667 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversions were made as follows: $90,000 into 750,000 shares of common stock at a conversion price of $0.12 per share, $30,000 into 250,000 shares of common stock at a conversion price of $0.12 per share and $20,000 into 166,667 shares of common stock as a conversion price of $0.12 per share.

In March 2006, Highgate converted $75,000 of the April 27, 2005 debenture into 575,980 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversions were made as follows: $25,000 into 208,333 shares of common stock at a conversion price of $0.12 per share and on March 2, 2006 for $50,000 into 367,647 shares of common stock as a conversion price of $0.136 per share.

NOTE 9 -  CONVERTIBLE NOTES PAYABLE

In January 2005, the Company executed an 8% convertible debenture in the amount of $125,000 with an investor. Now that the Form SB-2 has been declared effective, the holder is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of the debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at the price of $0.90 per share. If not converted at the holder’s option, the entire principal amount and all accrued interest shall be due to the holder on the first year anniversary of the debenture. In March 2006, the Company extended the maturity date of the convertible debenture to January 26, 2007. In connection with the extension, the Company issued to the investor an aggregate of 45,000 warrants with an exercise price of $0.20 per share and an expiration date of January 26, 2009. The fair value of all the warrants issued using the Black-Scholes Option Pricing Model was $4,878. For the three months ended March 31, 2006 and 2005, the Company recorded $136 and $0, respectively, in financing expense related to the issuance of these warrants

In March 2005, the Company executed an 8% convertible debenture in the amount of $235,000 with an investor group. Now that the Form SB-2 has been declared effective, the holder is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of the debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at the price of $0.90 per share. If not converted at the holder’s option, the entire principal amount and all accrued interest shall be due to the holder on the third year anniversary of the debenture.

In June 2005, the Company executed a non-interest bearing convertible note in the amount of $33,000 with a public relations firm for services rendered. At any time prior to repayment of all outstanding principal, the holder is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of the debenture, all or any part of the principal amount of the debenture into shares of the Company’s common stock at the price of $0.90 per share. If not converted at the holder’s option, the entire principal amount shall be due to the holder on the first year anniversary of the note. This note is included in current liabilities on the balance sheet at March 31, 2006.

In June 2005, the Company executed an 8% convertible debenture in the amount of $10,000 with an individual. Now that the Form SB-2 has been declared effective, the holder is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of the

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(UNAUDITED)

NOTE 9 -  CONVERTIBLE NOTES PAYABLE - (cont’d)

debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at the price of $0.90 per share. If not converted at the holder’s option, the entire principal amount and all accrued interest shall be due to the holder on the third year anniversary of the debenture.

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
The fair value of all the warrants issued using the Black-Scholes Option Pricing Model was $12,300. For the three months ended March 31, 2006 and 2005, the Company recorded $513 and $0, respectively, in financing expense related to the issuance of these warrants

Interest expense for the convertible notes payable for the three months ended March 31, 2006 was approximately $10,410.

NOTE 10 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

Convertible notes payable - related parties at March 31, 2006, consist of convertible promissory notes that the Company executed with the Chief Executive Officer (“CEO”), the Vice President of Technical Services (“VPTS”), relatives of a former officer of the Company, a relative of the Chief Financial Officer, the President, a Software Developer who is also a relative of the Chief Technology Officer and the Office Manager.

The terms of the convertible promissory notes state that principal is payable in full in immediately available funds of $1,000,000 or more through any sales or investment by the end of December 31, 2004 or later if agreed upon by each individual and the Company, as was agreed upon. With the exception of the notes issued to the CEO, all of the notes bear interest at a rate of prime plus 2%, prime plus 4%, a straight 8% per year or a straight 21.90% per year. The notes issued to the CEO bear interest equal to the CEO’s private banking account monthly lending rate. Interest is payable at such time as the principal on the note is due. At any time prior to repayment of all outstanding principal and accrued interest hereunder, at the election of each individual, the individual shall have the right to convert the then outstanding principal amount of this note, and all outstanding accrued interest thereon, into that number of shares of the common stock of the Company, determined by dividing the amount of principal and interest then outstanding hereon by a conversion price of either $0.72, $0.75 or $1.00, depending on the

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(UNAUDITED)

NOTE 10 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES - (cont’d)

note.

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

In March 2006, the Company executed an 8% convertible promissory note in the amount of $5,000 with one of its Software Developers and the wife of the CTO. The principal due shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of December 31, 2006 or later if agreed upon by the Software Developer and the Company.

At March 31, 2006, the Company has two convertible notes with its VPTS that had maturity dates of December 31, 2005. The first note is for $50,000 and bears interest at prime plus 2% per annum. The second note is for $7,500 and bears interest at prime plus 4% per annum. In December 2005, the maturity

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(UNAUDITED)

NOTE 10 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES - (cont’d)

dates of the notes were extended to March 31, 2006. In March 2006, the maturity date of the $50,000 note was extended to August 1, 2006 and the maturity date of the $7,500 note was extended to June 1, 2006.

At March 31, 2006, the Company has six convertible notes payable aggregating $268,000 with its CEO. All the convertible notes payable bear interest equal to the CEO’s private banking account monthly lending rate and are convertible into the Company’s common stock at a price of $.72, $.75 and $1.00 per share. The maturity dates of four of the notes payable, aggregating $230,000, were December 31, 2005. In December 2005, the maturity dates of the notes were extended to March 31, 2006. In March 2006, the maturity dates of the notes were extended to September 30, 2006. The maturity date for the remaining two notes entered in to in the quarter ended March 31, 2006 aggregating $38,000 is December 31, 2006. For the three months ended March 31, 2006, the interest ranged between 8.625% and 9.125% per annum.

In connection with several of the convertible notes payable, the Company issued warrants exercisable in the aggregate into 80,500 shares of the Company’s common stock at an exercise price of $1.00 per share to the note holders. The warrants were issued at the ratio of one warrant for each $10 of convertible notes payable. These warrants are exercisable for a period of ten years from issuance. The fair value of all the warrants issued using the Black-Scholes Option Pricing Model was $28,987. For the three months ended March 31, 2006 and 2005, the Company recorded $5,472 and $0, respectively, in financing expense related to the issuance of these warrants.

At March 31, 2006, accrued interest due for the convertible notes - related parties was $20,216 and is included in accrued expenses in the accompanying balance sheet. Interest expense for convertible notes payable - related parties for the three months ended March 31, 2006 and 2005 was approximately $11,619 and $4,444, respectively.

NOTE 11 -  NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties at March 31, 2006 consist of the following:

At March 31, 2006, the Company had executed five notes payable with its CEO aggregating $349,000. Three of the notes, aggregating $189,000, had maturity dates of December 31, 2005 with interest at a per annum rate equal to the CEO’s private account monthly lending rate. In December 2005, the maturity dates of the notes were extended to March 31, 2006. In March 2006, the maturity dates of the notes were extended to September 30, 2006. For the three months ended March 31, 2006, the interest ranged between 8.625% and 9.125% per annum. The remaining two notes, aggregating $160,000 have maturity dates of May 13, 2006 for the $150,000 note and September 30, 2006 for the $10,000 note. Both notes bear interest at a rate equal to 8% per annum. In May 2006, the maturity date of the $150,000 note was extended to June 30, 2006.

In the quarter ended March 31, 2006, the Company executed four promissory notes with its President aggregating $25,000. Notes totaling $10,000 are non-interest bearing. Notes totaling $15,000 bear interest at a rate equal to 8% percent per annum. The maturity date of all the notes is September 30, 2006.

Interest expense for notes payable - related parties for the three months ended March 31, 2006 and 2005 was approximately $5,856 and $3,051, respectively.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(UNAUDITED)

NOTE 12 -  OBLIGATIONS UNDER CAPITAL LEASES

In May 2004, the Company and a lessor signed an amended agreement consolidating six of the Company’s capital leases into one monthly payment and restructuring the term of the agreement. This amended agreement cured a prior default for non-payment. The terms of the agreement called for one payment upon signing of $8,052 and subsequently 43 monthly payments of $2,020. The balance at March 31, 2006, reflects the amended changes to these capital leases.

At March 31, 2006, the aggregate future minimum remaining lease payments under capital leases are as follows:

Period Ending December 31,
2006	$33,744
2007	19,375
Total	53,119
Less: amount representing interest	(3,390)
Net present value of capital lease obligations	49,729
Current portion	(30,044)
Long-term portion	$19,685

The capital leases listed above relate to property and equipment with a book value of $11,830.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

The approximate future annual minimum rentals under non-cancelable operating leases in effect on March 31, 2006 are as follows:

	Office
	Space	Equipment
2006	$55,862	$4,953
2007	74,483	3,910
2008	6,207	1,966
	$136,552	$10,829

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(UNAUDITED)

NOTE 13 - COMMITMENTS AND CONTINGENCIES - (cont’d)

Lease Commitments - (cont’d)

Rent expense charged to operations for office space for the three months ended March 31, 2006 and 2005 amounted to approximately $17,238 and $17,282, respectively. The expense charged to operations for equipment rental for the three months ended March 31, 2006 and 2005 amounted to approximately $550 and $1,101, respectively.

Payroll Taxes

As of March 31, 2006, the Company owes $46,053 of payroll taxes, of which approximately $45,000 are delinquent from the year ended December 31, 2003. The Company has also recorded $29,311 of related estimated penalties and interest on the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available.

Nature of Business

The Company is subject to risks and uncertainties common to growing technology companies, including rapid technological developments, reliance on continued development and acceptance of the Internet, intense competition and a limited operating history.

Significant Customers

Financial instruments, which may expose the Company to concentrations of credit risk, consist primarily of accounts receivable. As of March 31, 2006 and 2005, nine customers represented 100% and two customers represented 100% of the total accounts receivable, respectively. For the three months ended March 31, 2006, the Company had four unrelated customers, which accounted for 14%, 16%, 28% and 34%, respectively, of total revenue. For the three months ended March 31, 2005, the Company had three unrelated customers, which accounted for 6%, 15%, and 79%, respectively, of total revenue.

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

During 2003, the Company entered into various three-year employment agreements with employees of the Company, commencing June 16, 2003, and expiring at various dates through October 14, 2006. The Company is required to pay salaries and severance payments, as defined in the individual employment

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(UNAUDITED)

NOTE 13 - COMMITMENTS AND CONTINGENCIES - (cont’d)

Employment Agreements - (cont’d)

agreements. In addition, two of the agreements each provide options to purchase 100,000 shares of the Company’s common stock on a fully converted, fully diluted basis after the completion of the funding round. The options have an exercise price of $1.00, a term of 10 years from the vesting date, and shall vest over a three year period, beginning one year from the anniversary date. One agreement provides options to purchase 130,000 shares of the Company’s common stock on a fully converted, fully diluted basis after the completion of the funding round. The options have an exercise price of $1.00, a term of 10 years from the vesting date, and shall vest over a three year period, beginning one year from the anniversary date.

For the three months ended March 31, 2006 and 2005, there were no additional formal employment agreements entered into by the Company.

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

As of March 31, 2006, the contract required yearly minimum commitment fees from the Company as follows:

Quarter ending
March 31,

2007	$50,000
2008	50,000
2009	37,500
Total	$137,500

As of March 31, 2006 the Company has accrued $12,500 against the balance due for the March 31, 2006 period. In October 2005, the Company and Panasonic agreed to amend the Network Services Agreement dated August 2003 and revised in May 2005. The October 2005 amendment clarifies the Minimum Payment Guarantee terms, beginning in 2006, from annual remittances due by the last day of each calendar year to quarterly payments due on a net 30 days basis from the date of the Panasonic invoice issued for each previous calendar quarter, as adjusted for payments made to Panasonic for client activity during the quarter. Based upon the terms of the amended Agreement, the Company is not in default of any payments owed to Panasonic.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(UNAUDITED)

NOTE 13 - COMMITMENTS AND CONTINGENCIES - (cont’d)

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

Investor Relations Consulting Agreement

In March 2006, the Company retained the services of an investor relations consulting firm and both parties mutually executed three agreements: a Financial Consulting Agreement, a Business Introduction Agreement and an Investor Relations Consulting Agreement. Per the terms of the Financial Consulting Agreement, the firm will provide services in order assist the Company in developing a strategy and structure for obtaining financing. As compensation for the financial consulting services, the firm will receive, on a prorated basis 400,000 shares of the Company’s common stock at a value of $0.18 per share upon the closing of up to $500,000 in financing. The shares are to be placed in escrow with the Company’s law firm. The firm will also receive, on a prorated basis, up to $40,000 in cash upon the closing of a second $500,000 in financing. The term of the financing agreement is for ten months. Per the terms of the Business Introduction Agreement, the firm will provide potential sales opportunities to the Company. The firm commenced the introduction process in February 2006. As compensation for the introduction services, the firm will receive a $5,000 cash payment for each of February 2006 and March 2006. Also, upon the Company receiving $1,000,000 or more in purchase contracts for its products and services, the firm will receive 100,000 shares of the Company’s common stock at a value of $0.18 per share and warrants to purchase 100,000 shares of the Company’s common stock with an exercise price of $0.25 per share. The warrants will have a five year term, piggyback registration rights for one year and

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(UNAUDITED)

NOTE 13 - COMMITMENTS AND CONTINGENCIES - (cont’d)

Investor Relations Consulting Agreement - (cont’d)

demand registration rights after April 1, 2007. The term of the introduction agreement is for ten months. Per the terms of the Investor Relations Consulting Agreement, the firm will assist the Company in developing a comprehensive financial relations strategy. As compensation for the services, the Company will make cash payments to the firm of $5,000 for each of the first two term months, $9,000 for each of the second two term months and $10,000 for each of the remaining six term months. The company shall also issue warrants to purchase 300,000 shares of the Company’s common stock with an exercise price of $0.18 per share. The warrants will have a five year term, piggy back registration rights for one year and demand registration rights after April 1, 2007. The term of the investor relations agreement is for ten months.

Consulting Agreement

In October 2005, the Company engaged the investment banking services of a consulting firm as placement agent on a best-efforts basis to arrange the sale of senior debt and or equity-linked securities including convertible debt on behalf of the Company in an amount of $5,000,000. To date, no funds have been raised pursuant to this agreement. The terms of the agreement provide for the placement agent to act on behalf of the Company as its exclusive placement agent with an authorization period of one year, subject to termination upon ten days’ notice by the Company. The Agreement required the Company to pay to the placement agent a non-refundable retainer fee in the form of common stock warrants to purchase 400,000 shares of the Company’s common stock at an exercise price of $0.75 per share, the value of which (based on Black-Scholes) was $149,200 and expensed as consulting expense in 2005. The retainer Warrants shall be exercisable after the date of issuance and shall expire five (5) years after the date of issuance, unless extended by the Company. In April 2006, the Company and the placement agent amended the agreement in order to waive the exclusivity clause. In exchange for the waiver, the Company has agreed to reduce the exercise price of the 400,000 warrants to $0.50 per share (see Note 14). The placement agent is also entitled to receive certain cash compensation and warrants in connection with the closing of any financings arranged by the placement agent.

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

In January 2006, the Company executed a consultant agreement with a consulting firm whereby the firm will introduce to the Company potential purchasers of the Company’s equity or debt. The Company shall pay a placement fee to the consultant in the amount of 6% of the gross subscription proceeds of an equity and/or debt offering by the Company from purchasers introduced directly by the consultant. Either the Company or the consultant may terminate the agreement upon thirty day’s prior written notice. The Company also executed a representation agreement with the firm in February 2006 (see Note 13 below).

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(UNAUDITED)

NOTE 13 - COMMITMENTS AND CONTINGENCIES - (cont’d)

Term Sheet with Investment Firm

In March 2006, the Company executed a term sheet with an investment firm whereby the firm and the Company agreed to pursue further agreements on an ongoing best efforts basis in order for the Company to obtain financing from the investment firm. In order to proceed with further negotiations, the Company was obligated per the term sheet to compensate the investment firm in the form of a due diligence retainer. The Company paid the retainer in two cash payments in the amounts of $7,500 to the investment firm and $1,000 to the investment firm’s attorney. If the Company elected to continue to pursue further agreements via the ongoing efforts of the investment firm, the term sheet also required the Company to issue 50,000 restricted shares of the Company’s common stock as directed by the investment firm. The Company elected to suspend the continuation of the investment firm’s ongoing efforts at this time, therefore, the 50,000 shares of common stock were not issued. The Company may decide to pursue further agreements with the investment firm in the near future.

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

NOTE 14 -  STOCKHOLDERS’ EQUITY

Issuance of Stock for Services

In December 2005, the Company entered into an agreement with a consulting firm whereas the consulting firm is to provide public and investor relation services to the Company. The term of the Agreement is for three months. In accordance with this Agreement, the fee structure includes both a cash fee of $7,000 per month and the issuance of 40,000 shares of the Company’s common stock upon execution of the Agreement with Rule 144 piggyback registration rights. The shares were issued in January 2006. For the three months ended March 31, 2006, the Company expensed $24,267 of professional fees related to this agreement which are included in consulting expenses.

In February 2006, the Company executed an agreement with an individual advisor whereby the advisor shall serve as a member of the Company’s Advisory Board and provide consulting, guidance and advice to the Company. The advisor shall also assist the Company in obtaining revenues and financing. As compensation for the advisory services, the advisor received 350,000 shares of the Company’s common stock at a value of $0.18 per share. The shares are restricted and have piggy back registration rights upon the next registration statement filed by the Company. The advisor also received warrants to purchase 240,000 shares of the Company’s common stock at an exercise price of $0.30 per share with a term of six months from the effective date for 120,000 shares and twelve months from the effective date for 120,000 shares. The fair value of all the warrants issued using the Black-Scholes Option Pricing Model was $63,096. For the three months ended March 31, 2006 and 2005, the Company recorded $63,096 and $0, respectively, in consulting expenses related to the issuance of these warrants

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(UNAUDITED)

NOTE 14 -  STOCKHOLDERS’ EQUITY - (cont’d)

Issuance of Stock for Services - (cont’d)

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

In February 2006, the Company executed an agreement with a firm as a representative whereby the firm shall provide business development services to expand the Company’s sales and marketing efforts primarily in South America and Mexico. As compensation for the services, the firm shall receive a fee of $10,000 per month beginning on February 15, 2006. For the initial four months of the agreement, the fee will be in the form of the Company’s common stock. For the second four months of the agreement, the fee shall be paid as $5,000 cash and $5,000 in the form of the Company’s common stock. The stock price will be calculated based upon the ten days average bid price, prior to the 15th of each month, with the lowest bid price no lower than $0.25 per share. The shares are restricted and have piggy back registration rights upon the next registration statement filed by the Company. There shall be no fee for the last four months of the agreement’s first year. The firm shall also receive a commission of 10% of the net sales from introduced customers. The term of the agreement is perpetual with thirty day written termination rights retained by both the Company and the firm. In March 2006, the agreement was amended to expand the territory outside of South America and Mexico on a case by case basis with written approval required by both the Company and the firm. For the three months ended March 31, 2006, the Company issued 75,809 shares of common stock and expensed $20,000 of fees related to this agreement which are included in consulting expenses. The Company also executed a consultant agreement with the firm in January 2006 (see Note 12 above).

In March 2006, the Company executed a consulting agreement with its public relations firm whereby the firm shall provide public relations consulting services in addition to the services defined in an April 2005 engagement letter. As compensation for providing additional services, the firm shall receive an additional monthly fee of $5,000 in the form of the Company’s common stock at a value based upon a 20% discount to the market value of the Company’s common stock on the last trading day of each month. The shares shall be restricted and have piggy back registration rights upon the next registration statement filed by the Company. The term of the agreement is for six months with automatic renewal terms until either the Company or the firm provides the other party with at least thirty day’s written notice of its intent to terminate the agreement. For the three months ended March 31, 2006, the Company issued 23,256 shares of common stock and expensed $6,000 of professional fees related to this agreement which are included in consulting expenses.

In March 2006, the Company executed a consulting agreement with an investor relations firm whereby the firm shall provide public and investor relations services to the Company. As compensation for the

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(UNAUDITED)

NOTE 14 -  STOCKHOLDERS’ EQUITY - (cont’d)

Issuance of Stock for Services - (cont’d)

services, the firm shall receive a monthly retainer in the amount of $5,000 and 120,000 shares of the Company’s common stock, 60,000 shares each to two of the firm’s officers. The shares shall be restricted and have piggy back registration rights upon the next registration statement filed by the Company. The term of the agreement is for six months and it can be renewed provided the Company and the firm both agree in writing. For the three months ended March 31, 2006, the Company issued 120,000 shares of common stock and expensed $25,200 of professional fees related to this agreement which are included in accrued expenses.

Issuance of Warrants for Services

In October 2005, in accordance with a consulting agreement with an investment banking services firm executed in October 2005, the Company issued to the firm a non-refundable retainer fee of common stock warrants to purchase 400,000 shares of the Company’s common stock at an exercise price of $0.75 per share with a term of five years (see Note 12). In April 2006, the Company and the placement agent amended the agreement in order to waive the exclusivity clause. In exchange for the waiver, the Company has agreed to reduce the exercise price of the 400,000 warrants to $0.50 per share. For the three months ended March 31, 2006, the Company recorded $186,800 of consulting expense related to the warrants.

In February 2006, in accordance with a consulting agreement executed with an advisor (see Note above), the advisor received warrants to purchase 240,000 shares of the Company’s common stock at an exercise price of $0.30 per share with a term of six months from the effective date for 120,000 shares and twelve months from the effective date for 120,000 shares. For the three months ended March 31, 2006, the Company recorded $63,096 of consulting expense related to the warrants.

In March 2006, in accordance with an Investor Relations consulting agreement executed with an investment firm, the firm received warrants to purchase 300,000 shares of the Company’s common stock with an exercise price of $0.18 per share. The warrants will have a five year term, piggy back registration rights for one year and demand registration rights after April 1, 2007. The fair value of all the warrants issued using the Black-Scholes Option Pricing Model was $30,060. For the three months ended March 31, 2006, the Company recorded $30,060 of consulting expense related to the warrants.

Sales of Common Stock

In January 2006, the Company sold units to an individual which contained common stock and warrants. This issuance is exempt from registration under the Securities Act of 1933 and the rules and regulations promulgated thereunder. The individual purchased 133,333 shares of common stock from the Company at a price of $0.75 per share and received an aggregate of 13,333 warrants with an exercise price of $0.75 per share which are exercisable for a period of two years from issuance.

In February 2006, the Company sold units to an individual which contained common stock and warrants. This issuance is exempt from registration under the Securities Act of 1933 and the rules and regulations promulgated thereunder. The individual purchased 50,000 shares of common stock from the Company at a price of $0.22 per share and received an aggregate of 10,000 warrants with an exercise price of $0.55 per share which are exercisable for a period of two years from issuance.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(UNAUDITED)

NOTE 14 -  STOCKHOLDERS’ EQUITY - (cont’d)

Sales of Common Stock - (cont’d)

In March 2006, the Company sold units to four individuals which contained common stock and warrants. This issuance is exempt from registration under the Securities Act of 1933 and the rules and regulations promulgated thereunder. The four individuals purchased 190,910 shares of common stock from the Company at a price of $0.22 per share for 90,910 shares and $0.25 per share for 100,000 shares.

In connection with the sale of common stock, the Company issued to the individuals an aggregate of 118,182 warrants with an exercise price of $0.55 per share for 18,182 warrants and $0.50 per share for 100,000 of the warrants. These warrants are exercisable for a period of two years from issuance.

Warrant Agreements

At March 31, 2006, the Company has warrants issued related to its convertible notes payable. All the warrants entitle the note holders to purchase the Company’s common stock at $0.20 per share for each warrant received and have an exercise term of three years. At March 31, 2006, the warrants outstanding are 45,000 which expire in the year 2009. In the event that any portion of the warrants remain unexercised as of the expiration date, and the market price of the Company’s common stock as of the expiration date is greater than the exercise price as of the expiration date, then the warrant will be deemed to have been exercised automatically for the maximum number of shares then purchasable.

At March 31, 2006, the Company has warrants issued related to its convertible notes payable - related parties. All the warrants entitle the note holders to purchase the Company’s common stock at $1.00 per share for each warrant received and have an exercise term of ten years. At March 31, 2006, the warrants outstanding are 31,000 which expire in the year 2013, 16,500 which expire in the year 2014, 21,700 which expire in the year 2015 and 11,300 which expire in the year 2016. In the event that any portion of the warrants remain unexercised as of the expiration date, and the market price of the Company’s common stock as of the expiration date is greater than the exercise price as of the expiration date, then the warrant will be deemed to have been exercised automatically for the maximum number of shares then purchasable.

NOTE 15 - SUBSEQUENT EVENTS

Secured Convertible Notes Payable - Conversions

In April 2006, Highgate converted $50,000 of the April 27, 2005 debenture into 418,527 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversions were made on April 11, 2006 for $25,000 into 195,313 shares of common stock at a conversion price of $0.128 per share and on April 25, 2006 for $25,000 into 223,214 shares of common stock as a conversion price of $0.112 per share.

Notes Payable

In May 2006, the Company sold a unit to Cornell consisting of a 9% promissory note payable in the amount of $100,000 and 200,000 shares of the Company’s common stock. The principal due shall be payable in full in immediately available funds of $200,000 or more through any funding transaction, even if the funding is with Cornell, or by August 28, 2006. The Company paid a placement agent fee of $7,000 relating to the promissory note.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(UNAUDITED)

NOTE 15 - SUBSEQUENT EVENTS - (cont’d)

Notes Payable - Related Parties

In April 2006, the Company executed three promissory notes with its CEO in the amounts of $7,000, $5,000 and $150,000. The $7,000 and $5,000 notes are due September 30, 2006 and the $150,000 note is due June 30, 2006. The notes bear interest equal to the CEO’s private banking account monthly lending rate.

Term Sheet with Investor

In May 2006, the Company executed a term sheet with an investor in the amount of $1 million which shall enable the Company to sustain operations. The first tranche of $500,000 should be available to the Company by the end of the second quarter of 2006. The Company is awaiting the contracts.

Issuance of Stock for Services

In April 2006, the Company entered into a consulting agreement with an advisory firm, whereas the services include a review and advice concerning the technical design of existing and planned products or services, business development, sales assistance, financing advice, consulting services, market development and public relations, advising on issues regarding corporate structure, stock option plans and introducing the Company to potential investors. The term of this agreement is one year, ending March 31, 2007. The agreement calls for compensation in the amount of 350,000 shares of the Company’s common stock valued at $0.19 per share. Such shares shall be deemed for all purposes to be earned by the consultant upon its receipt thereof and shall be non-refundable and non-returnable.

Sales of Common Stock

In May 2006, the Company sold units to an individual which contained common stock and warrants. This issuance is exempt from registration under the Securities Act of 1933 and the rules and regulations promulgated thereunder. The individual purchased 71,429 shares of common stock from the Company at a price of $0.14 per share and received an aggregate of 14,286 warrants with an exercise price of $0.35 per share which are exercisable for a period of two years from issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations. Important factors that could cause actual results to differ materially from our expectations are disclosed in this quarterly report as well as in our annual report on Form 10-KSB for the fiscal year ended December 31, 2005.

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

Background

We are a software development and services company that offers a suite of integrated computer network security products using proprietary technology. We were organized in August 2001 under New Jersey law as Strike Force Technical Services, Inc. We initially conducted operations as an integrator and reseller of computer hardware and telecommunications equipment and services. In December 2002, the Company began to acquire the rights to certain intellectual property rights and patent pending technology pursuant to an agreement with NetLabs.com including the rights to further develop and sell their principal technology and certain officers of NetLabs.com joined StrikeForce as officers and directors of our company. We subsequently changed our name to StrikeForce Technologies, Inc., under which we had conducted our business since August 2001. Our strategy is to develop and exploit our suite of network security products for customers in the corporate, financial, government, e-commerce and consumer markets. We plan to grow our business through internally generated sales, rather than by acquisitions. We have no subsidiaries and we conduct our operations from our office in Edison, New Jersey.

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

We anticipate that the development of our suite of security products will be completed in 2006 and we expect our products to be available to the marketplace in 2006. For the period ended March 31, 2005, we generated $1,700 from the sales of our security products and for the period ended March 31, 2006 we generated $14,589 from the sales of our security products. We seek to locate customers in a variety of ways. These include contracts with value added resellers and distributors (both inside the United States and globally), direct sales calls initiated by our sales staff, exhibitions at security and technology trade shows, through the media, consulting agreements and through relationships. Our sales generate revenue either as an Original Equipment Manufacturer (OEM) model, through a Hosting/License agreement, or through direct purchase by customers. We price our products for consumer transactions based on the number of transactions in which our software products are utilized and we also price our products for business applications based on the number of users. These pricing models provide the Company with monthly recurring revenues. We also expect that we may generate revenue from annual maintenance contracts, renewal fees and the execution of potential international agreements that are presently in the evaluation phase.

We have incurred substantial operating losses since commencing operations. We believe that our products provide a cost-effective and technologically competitive solution that prevent the problems of network security and identity theft. There can be no assurance, however, that our products will gain acceptance in the commercial marketplace or that one of our competitors will not introduce a technically superior product. The products that we offer to customers are discussed in Item 1, Description of Business of our annual report on Form 10-KSB.

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

Results of Operations

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

Revenues for the three months ended March 31, 2006 were $14,589 compared to $8,029 for the three months ended March 31, 2005, an increase of $6,560 or 81.7%. The resultant increase in revenues was primarily due to signing up several new clients onto our platform and the activity generated by the new clients.

Revenues generated consisted of hardware sales, software sales, revenue from sign on fees, transaction revenues, consulting revenues and commissions. Hardware sales for the three months ended March 31, 2006 were $0 compared to $829 for the three months ended March 31, 2005, a decrease of $829. The resultant decrease in hardware revenues was primarily due to the refocusing of the Company’s direction from a reseller of biometric technology to becoming a developer of our own suite of technology products. Software sales for the three months ended March 31, 2006 were $0 compared to $5,500 for the three months ended March 31, 2005, a decrease of $5,500. The resultant decrease in software revenues was primarily due to the refocusing of the Company’s direction from a reseller of biometric technology to becoming a developer of our own suite of technology products. Sign on fees for our ASP transaction model amounted to $4,000 for the three months ended March 31, 2006 compared to $1,700 for the three months ended March 31, 2005, an increase of $2,300. The increase was due to signing up several new clients. Transaction revenues from the ASP hosting model were $10,589 for the three months ended March 31, 2006 and $0 for the three months ended March 31, 2005, an increase of $10,589. The increase was due primarily to the activity generated by the new clients.

Cost of revenues for the three months ended March 31, 2006 was $2,007 compared to $2,371 for the three months ended March 31, 2005, a decrease of $364, or 15.4%. The decrease resulted primarily from the refocusing of the Company's direction from a reseller of biometric technology to becoming a developer of our own suite of technology products.

Gross profit for the three months ended March 31, 2006 was $12,582 compared to $5,658 for the three months ended March 31, 2005, an increase of $6,924, or 122%. The increase was primarily due to signing up several new clients onto our platform and the activity generated by the new clients..

Research and development expenses for the three months ended March 31, 2006 were $104,595 compared to $104,099 for the three months ended March 31, 2005, an increase of $496, or 0.5%. The increase is primarily attributable to an increase in compensation costs as a result of increases in research and development personnel added after March 31, 2005. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative expenses for the three months ended March 31, 2006 were $1,177,671 compared to $781,914 for the three months ended March 31, 2005, an increase of $395,757 or 50.6%.

Selling, general and administrative expenses at March 31, 2006 and March 31, 2005 consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, travel costs, non-cash stock compensation expense for the issuance of stock and stock options to non-employees and other general corporate expenses. Effective January 1, 2006 employees’ stock option grants are accounted for under FAS 123R for new options granted to employees.

The net increase was due primarily to increases in our staffing, advertising, promotion and marketing, legal and accounting, consulting costs and overhead. The increased level of expenses being incurred by the Company in 2006 resulted from our efforts to commercially exploit our suite of network security products.

Other expense for the three months ended March 31, 2006 was $120,925 as compared to $52,011 for the three months ended March 31, 2005, representing an increase in other expenses of $68,914, or 133%. The increase was primarily due to interest charges for notes payable and deferred financing charges relating to the convertible promissory notes.

Our net loss for the three months ended March, 31, 2006 was $1,390,609 compared to a net loss of $932,366 for the three months ended March 31, 2005, an increase of $458,243, or 49.2%. The increase was primarily due to an increase in salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, travel costs, interest charges for notes payable and deferred financing charges relating to the convertible promissory notes.

Liquidity and Capital Resources

Our total current assets at the three months ended March 31, 2006 were $378,612, including $1,488 in cash as compared with $802,034 in total current assets at the three months ended March 31, 2005, which included cash of $236,007. We have historically incurred losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing.

The number of common shares outstanding increased from 17,288,855 shares at the three months ended March 31, 2005 to 21,269,565 at the three months ended March 31, 2006, an increase of 23.0%. Additionally, we had a shareholders’ deficiency in the amount of $1,251,597 at the three months ended March 31, 2006 as compared to a shareholders equity of $2,533,798 at the three months ended March 31, 2005, a decrease of approximately 149%. The decrease in shareholders equity to a deficiency position is a result of the Company’s net losses and funding through an increased debt position from convertible debentures and promissory notes rather than the sale of stock. We had $1,488 of cash at the three months ended March 31, 2006, compared to $236,007 cash at the three months ended March 31, 2005 a decrease of approximately 99.4%. We financed our operations during the three months ended March 31, 2006 through debt and equity financing. To date, we have not generated significant revenues and we anticipate that we will not generate any significant revenues until the end of the third quarter of 2006. We expect that we will rely, at least in the near future, upon a limited number of customers for a substantial percentage of our revenues and may continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market grows, we will attain greater numbers of customers and the concentrations will diminish. Until this is accomplished, we will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing commitments of capital expenditures and until our sales revenue can provide greater liquidity.

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

On April 27, 2005, the Company entered into an amended and restated 8% secured convertible debenture with Cornell Capital Partners, LP (“Cornell”) in the amount of $1,024,876, which terminated the two $500,000 debentures entered into with Cornell in December 2004 and January 2005. At March 31, 2006, the unpaid principal balance of this debenture was $1,024,876. The new debenture entitles Cornell, at its option, to convert, at any time and from time to time, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at the price per share equal to the lesser of (i) the greater of $0.25 or an amount equal to 120% of the initial bid price or (ii) an amount equal to 80% of the lowest volume weighted average price of the Company’s common stock for the last five trading days immediately preceding the conversion date. The debenture matures on April 27, 2007. The Company, at its option, may redeem, with three days advance written notice, a portion or all outstanding convertible debenture. The redemption shall be 120% of the amount redeemed plus accrued interest remaining for the executed debenture.

On April 27, 2005, the Company entered into a Securities Purchase Agreement with Highgate House Funds, Ltd. (“Highgate”) pursuant to which the Company received $750,000 in exchange for two 7% secured convertible debentures amounting to $750,000 that mature in 2 years, and the issuance of 150,000 shares of the Company’s common stock. At March 31, 2006, the unpaid principal balance of these debentures was $505,000. The Securities Purchase Agreement provides for the execution of funding under two closings. The first closing occurred upon the signing of the aforementioned Securities Purchase Agreement and the second closing occurred upon the filing of a registration statement on Form SB-2. The Company issued the aforementioned securities to the investor pursuant to Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended (the “Act”), and/or Section 4 (2) of the Act.

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

In accordance with the use of proceeds, the funds received from Highgate are to be used to:

o	cover our current monthly burn rate during the filing period,

o	hire one to two additional junior sales persons and interns,

o	purchase related technology equipment in order to meet our current and potential client requirements,

o	cover our working capital requirements dedicated to increasing the sales and revenues of our Company,

o	cover monthly payments for our public relations and investor relations firms,

o	stress testing our software,

o	purchase strategic cold call listings,

o	pay for costs relating to our SEC filing obligations, financial audits, quarterly reviews and legal expenses incurred during filing period and for various regulatory reporting requirements, and

o	cover expenses associated with marketing events, trade shows, travel and entertainment.

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

In addition, we entered into a Security Agreement with Highgate dated as of April 27, 2005 pursuant to which we granted Highgate a secured interest in all of our assets. Such secured interest shall be second in priority to the secured interest which we granted to Cornell Capital Partners, L.P. on December 20, 2004, as further described below. The Security Agreement contains certain negative covenants that will remain in effect until our repayment obligations pursuant to the convertible debenture have been satisfied. In accordance with such agreement, we may not, without Highgate’s written consent, directly or indirectly:

o	permit to exist any assignment, transfer, pledge, mortgage, security interest or other lien or encumbrance in or against any part of the pledged property,

o	assign, pledge or in any way transfer or encumber Highgate’s right to receive any income or other distribution from any part of the pledged property,

o	enter into any sale-leaseback financing respective to any part of the pledged property,

o	materially change our ownership, executive staff or management, including specifically Mark L. Kay and Mark Corrao,

o	declare or pay any dividend of any kind, in cash or in property, on any class of our capital stock, or make any distribution of any kind in respect thereof, or

o	make any payments in respect of any pension, profit sharing, retirement, stock option, stock bonus, incentive compensation or similar plan, without the prior written consent of Highgate.

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

Additionally, the Company issued unsecured notes payable during the three months ended March 31, 2006 in an aggregate total of $100,000 to one unrelated party.

It is unlikely that we will be able to generate sufficient funds internally to sustain our operations until the end of the third quarter 2006. We will seek to raise additional funds to continue our operation. It is management's plan to seek additional funding through the sale of common stock and the issuance of notes and debentures, including notes and debentures convertible into common stock. If we issue additional shares of common stock, the value of shares of existing stockholders is likely to be diluted.

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

Our future revenues and profits, if any, will primarily depend upon our ability to secure sales of our suite of network security products. We do not at present generate significant revenue from the sales of our products. Although management believes that our products are competitive for customers seeking a high level of network security, we cannot forecast with any reasonable certainty whether our products will gain acceptance in the marketplace and if so by when. In addition, we are a reseller and potential distributor for various security and telecommunications related products, for which we anticipate minimal revenues over the next nine (9) months.

Except for the limitations imposed upon us respective to the secured convertible debentures of Cornell and Highgate, there are no material or known trends that will restrict either short-term or long-term liquidity.

In December 2005 and March 2006, we engaged the services of two consulting firms in order for us to obtain additional funding. We intend to utilize the funding obtained in order to cover the monthly burn and maintain operations. In May 2006, the Company has executed a term sheet with an investor in the amount of $1 million which shall enable the Company to sustain operations. The first tranche of $500,000 should be available to the Company by the end of the second quarter of 2006, of which there can be no assurance.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Going Concern

We are assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses of approximately $1,390,609 for the three months ended March 31, 2006, compared to $932,366 for the three months ended March 31, 2005. At March 31, 2006, the Company's accumulated deficit was $9,656,548, its working capital deficiency was $1,472,281 and approximately 95% of its assets consist of deferred royalties. Additionally, for the three months ended March 31, 2006, we had negative cash flows from operating activities of approximately $625,140. Since our inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business may require additional capital. This condition raises substantial doubt about our ability to continue as a going concern.

We have issued three-year and two-year secured debentures in 2004 and 2005 that are convertible into shares of our common stock to Cornell Capital Partners, LP and Highgate House Funds, Ltd., respectively. Under the terms of the secured debentures, we are restricted in our ability to issue additional securities as long as any portion of the principal or interest on the secured debentures remains outstanding.

Currently, the Company is aggressively attempting to increase revenues and improve profit margins by implementing a revised sales strategy. In principle, the Company is redirecting its sales focus from direct sales to companies using an internal sales force, to selling through a distribution channel of Value Added Resellers and Original Equipment Manufacturers. The profit margin for this approach is more lucrative than selling direct due to the increase in sales volume. This revised sales approach should increase the Company’s sales and revenues in order to mitigate future losses. In addition, management has raised funds through convertible debt instruments and the sale of equity in order to alleviate the working capital deficiency. Through the utilization of the public capital markets, the Company plans to raise the funds necessary to continue, expand and enhance its growth; however, there can be no assurance that this will be able to increase revenues or raise additional capital. In December 2005 and March 2006, the Company engaged the services of two consulting firms in order for the Company to obtain additional funding. The Company intends to utilize the funding obtained in order to cover the monthly burn and maintain operations. In May 2006, the Company has executed a term sheet with an investor in the amount of $1 million which shall enable the Company to sustain operations. The first tranche of $500,000 should be available to the Company by the end of the second quarter of 2006, of which there can be no assurance.

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

The determination of expected volatility requires management to make an estimate and the actual volatility may vary significantly from that estimate. Accordingly, the determination of the resulting expense is based on a management estimate. Prior to December 31, 2005, when options or warrants to purchase our stock were used as incentives for employees, officers or directors, we use the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”, as permitted by Statement of Financial Accounting Standards “SFAS” No. 123. The intrinsic value method calculates the value of the option or warrant at the difference between the strike price and the price of the stock on the day the option or warrant is granted, except that such value is zero if the strike price is higher than the price of the stock. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004) (“123R”) Share Based Payment. Statement 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.

If the Company determined compensation expense based on the fair value at the dates for those awards consistent with the method of SFAS No. 123 and not the intrinsic value method, the effect on the historical financial statements for the periods presented would be as follows:

Period	Loss as Originally Reported	Additional Employee Compensation Expense	Adjusted Loss For The Period
Three months Ended March 31, 2005	$932,366	$42,622	$974,988

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

Once the transaction value is determined, GAAP requires us to record the transaction value as an expense or asset as determined by the transaction and to record an increase in our paid-in capital.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. Under this method, compensation cost in the first quarter of 2006 included the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the revised provisions of SFAS 123R. Prior to adoption of SFAS 123R, we accounted for stock based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” In accordance with APB Opinion No. 25, no stock-based compensation cost was reflected in prior year net income for grants of stock options to employees because we granted stock options with an exercise price equal to the market value of the stock on the date of grant.

The adoption of SFAS No. 123R decreased the Company’s first quarter 2006 reported operating income and net income by $46,000. The expense is classified as selling, general and administrative expense on the statement of operations. For the three months ended March 31, 2006, there was $540,856 of compensation cost for share-based payment arrangements recognized in general and administrative expenses by the Company.

Embedded Derivatives

The Company has made a determination that there exists a possibility that the secured convertible debentures issued to Cornell Capital Partners, LP and Highgate House Funds, Ltd. may contain embedded derivatives. These debentures have been accounted for under EITF 98-5 and EITF 00-27 using the intrinsic value accounting model which includes accounting for beneficial conversion features. As a result of the Company’s determination and ongoing analysis of the secured debentures to determine if they are not conventional convertible debt as described in EITF 00-19, any associated warrants and any beneficial conversion features that were previously recorded as additional paid-in capital and a corresponding reduction to the notes payable would be eliminated from the balance sheet and the amortization of any warrant and beneficial conversion feature value would be eliminated from the results of operations. The warrants and any other potential embedded derivatives in the notes requiring bifurcation under ElTF 00-19 would be accounted for as liabilities and valued by being marked to market at each balance sheet date under SFAS 133 and the corresponding gain or loss in value would be recorded in our statement of operation as additional financing costs, which could have a material effect on our future financial position, results of operations and earnings per share. This change in accounting for the debentures may have a material impact on the financial position, the results of operations and earnings per share for the relevant quarters in 2005 and 2006 and the years ended December 31, 2004 and 2005. To determine the magnitude of the effects of this change in accounting, if required, the Company must first identify which, if any, components of the debentures constitute embedded derivatives and the proper accounting treatment for those components and then determine valuations for those components. The Company intends to retain accounting and valuation experts as necessary, to assist with those steps. Until such identification and valuation is completed, the Company cannot determine the magnitude, if any, of any required restatement or estimate the future effects of this change in accounting. The Company cautions that its analysis of the accounting issues described herein are ongoing and as such, if necessary, the Company will file amended financial statements with the Securities and Exchange Commission (the “SEC”) as soon as possible after the completion of its analysis of the accounting issues described herein. If it is determined that the secured convertible debentures have embedded derivatives requiring bifurcation under EITF 00-19 then these debentures need to be accounted for under SFAS 133 which is fair value.

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and does not permit the use of the original SFAS 123 prospective method of transition in fiscal years beginning after December 15, 2003. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results, regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. SFAS 148 improves the prominence and clarity of the pro forma disclosures required by SFAS 123 by prescribing a specific tabular format and by requiring disclosure in the "Summary of Significant Accounting Policies" or its equivalent and improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004) (“123R”) Share Based Payment. Statement 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Company is required to implement 123R beginning in the fiscal year beginning January 1, 2006. Effective January 1, 2006 employees’ stock option grants are treated under FAS 123R for new options granted to employees.

The FASB issued Staff Position FIN46(R)-5, Implicit Variable Interests Under FASB Interpretation No. 46 (revised December 2003), in March 2005. It addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity ("VIE") or potential VIE when specific conditions exist. In 2005, the Company adopted this pronouncement.

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

ITEM 3. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management, including the principal executive and financial officers, on a basis that permits timely decisions regarding timely disclosure. Based on that evaluation, such principal executive officer and principal financial officer concluded that, the Company’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively, except for the ability to identify and analyze derivatives and formation of an Audit Committee including an independent member, to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

As discussed under “Part 1, Item 2 - Management’s Discussion and Analysis or Plan of Operations - Embedded Derivatives,” during the preparation of this report, management determined that the Company may not have correctly considered certain issues related to the embedded conversion features of certain convertible debentures. At the time this report was filed, the Company had not yet reached a final determination concerning this matter and the Company may be required to restate the Company’s financial statements for the years ended December 31, 2005 and 2004, and the interim periods of March, June, September 2005 and March 2006. Depending on the outcome of this determination it may not be possible to conclude that the Company’s disclosure controls and procedures were functioning effectively as of the end of the period covered by this report.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently a party to, nor is any of its property currently the subject of, any pending legal proceeding. None of the Company's directors, officers or affiliates is involved in a proceeding adverse to the Company's business or has a material interest adverse to the Company's business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2006, the Company executed an 8% convertible promissory note in the amount of $70,000 with its Office Manager. The principal due hereunder shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of June 30, 2006 or later if agreed upon by the Office Manager and the Company. At any time prior to repayment of all outstanding principal, the holder is entitled, at its option, to convert, at any time and from time to time, until payment in full, all or any part of the principal amount of the note into shares of the Company’s common stock at the price of $1.00 per share. In connection with the convertible promissory note, the Company issued to the Office Manager warrants for the purchase of 7,000 shares of the Company’s common stock with an exercise price of $1.00 per share and an exercise period ending ten years from issuance.

In January 2006, the Company executed a convertible promissory note in the amount of $10,000 with its CEO. The convertible note payable bear’s interest equal to the CEO’s private banking account monthly lending rate. The principal due hereunder shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of December 31, 2006 or later if agreed upon by the CEO and the Company. At any time prior to repayment of all outstanding principal, the holder is entitled, at its option, to convert, at any time and from time to time, until payment in full, all or any part of the principal amount of the note into shares of the Company’s common stock at the price of $1.00 per share. In connection with the convertible promissory note, the Company issued to the CEO warrants for the purchase of 1,000 shares of the Company’s common stock with an exercise price of $1.00 per share and an exercise period ending ten years from issuance.

In January 2006, one company purchased 133,333 shares of common stock from the Company at a price of $0.75 per share. In connection with the sale of common stock, the Company issued warrants for the purchase of 13,333 shares of the Company’s common stock to the individual with an exercise price of $0.75 per share. These warrants are exercisable for a period of two years from issuance.

In January 2006, Highgate converted $30,000 of the April 27, 2005 debenture into 121,860 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversions were made as follows: $10,000, plus $493 of interest, into 21,860 shares of common stock at a conversion price of $0.48 per share and $20,000 into 100,000 shares of common stock at a conversion price of $0.20 per share.

In January 2006, the Company executed a consultant agreement with a consulting firm whereby the firm will introduce to the Company potential purchasers of the Company’s equity or debt. The Company shall pay a placement fee to the consultant in the amount of 6% of the gross subscription proceeds of an equity and/or debt offering by the Company from purchasers introduced directly by the consultant. Either the Company or the consultant may terminate the agreement upon thirty day’s prior written notice. The Company also executed a representation agreement with the firm in February 2006

In February 2006, the Company executed a convertible promissory note in the amount of $28,000 with its CEO. The convertible note payable bear’s interest equal to the CEO’s private banking account monthly lending rate. The principal due hereunder shall be payable in full in immediately available funds one million dollars or more through any sales or investment by the end of December 31, 2006 or later if agreed upon by the CEO and the Company. At any time prior to repayment of all outstanding principal, the holder is entitled, at its option, to convert, at any time and from time to time, until payment in full, all or any part of the principal amount of the note into shares of the Company’s common stock at the price of $0.75 per share. In connection with the convertible promissory note, the Company issued to the CEO warrants for the purchase of 2,800 shares of the Company’s common stock with an exercise price of $1.00 per share and an exercise period ending ten years from issuance.

In February 2006, the Company executed an agreement with an individual advisor whereby the advisor shall serve as Chair of the Company’s Advisory Board and provide consulting, guidance and advice to the Company. The advisor shall also assist the Company in obtaining revenues and financing. As compensation for the advisory services, the advisor received 350,000 shares of the Company’s common stock at a value of $0.18 per share. The shares are restricted and have piggyback registration rights upon the next registration statement filed by the Company. The advisor also received warrants to purchase 240,000 shares of the Company’s common stock at an exercise price of $0.30 per share, 120,000 of the warrants have a term of six months from the effective date and the remaining 120,000 warrants have a term of twelve months from the effective date. The advisor shall also receive a quarterly payment of $5,000 effective June 2006, a 10% commission on gross revenues from introduced customers and proceeds of financing from investors/creditors. The term of the agreement is perpetual with thirty day written termination rights retained by both the Company and the advisor.

In February 2006, the Company executed an agreement with a firm as a representative whereby the firm shall provide business development services to expand the Company’s sales and marketing efforts primarily in South America and Mexico. As compensation for the services, the firm shall receive a fee of $10,000 per month beginning on February 15, 2006. For the initial four months of the agreement, the fee will be in the form of the Company’s common stock. For the second four months of the agreement, the fee shall be paid as $5,000 cash and $5,000 in the form of the Company’s common stock. The stock price will be calculated based upon the ten days average bid price, prior to the 15th of each month, with the lowest bid price no lower than $0.25 per share. The shares are restricted and have piggyback registration rights upon the next registration statement filed by the Company. There shall be no fee for the last four months of the agreement’s first year. The firm shall also receive a commission of 10% of the net sales from introduced customers. The term of the agreement is perpetual with thirty-day written termination rights retained by both the Company and the firm. In March 2006, the agreement was amended to expand the territory outside of South America and Mexico on a case by case basis with written approval required by both the Company and the firm. The Company also executed a consultant agreement with the firm in January 2006.

In February 2006, one individual purchased 50,000 shares of common stock from the Company at a price of $0.22 per share. In connection with the sale of common stock, the Company issued to the individual warrants for the purchase of 10,000 shares of the Company’s common stock with an exercise price of $0.55 per share and an exercise period ending two years from issuance.

In February 2006, Highgate converted $140,000 of the April 27, 2005 debenture into 1,166,667 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversions were made as follows: $90,000 into 750,000 shares of common stock at a conversion price of $0.12 per share, $30,000 into 250,000 shares of common stock at a conversion price of $0.12 per share and $20,000 into 166,667 shares of common stock as a conversion price of $0.12 per share.

In March 2006, the Company executed an 8% convertible promissory note in the amount of $100,000 with an individual. At any time, the holder is entitled, at its option, to convert, at any time and from time to time, until payment in full of the debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at the price of $0.90 per share. If not converted at the holder’s option, the entire principal amount and all accrued interest shall be due to the holder on the second year anniversary of the debenture. In connection with the convertible promissory note payable, the Company issued to the individual warrants for the purchase of 66,667 shares of the Company’s common stock with an exercise price of $0.55 per share and an exercise period ending two years from issuance.

In March 2006, the Company extended the maturity date of the convertible debenture that was executed in January 2005 with an investor for $125,000 to January 26, 2007. In connection with the extension, the Company issued to the investor warrants for the purchase of 45,000 shares of the Company’s common stock with an exercise price of $0.20 per share and an exercise period ending on January 26, 2009.

In March 2006, the Company executed an 8% convertible promissory note in the amount of $5,000 with one of its Software Developers and the wife of the CTO. The principal due shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of December 31, 2006 or later if agreed upon by the Software Developer and the Company. At any time prior to repayment of all outstanding principal, the holder is entitled, at its option, to convert, at any time and from time to time, until payment in full, all or any part of the principal amount of the note into shares of the Company’s common stock at the price of $0.75 per share. In connection with the convertible promissory note, the Company issued to the Software Developer warrants for the purchase of 500 shares of the Company’s common stock with an exercise price of $1.00 per share and an exercise period ending ten years from issuance.

In March 2006, the Company retained the services of an investor relations consulting firm and both parties mutually executed three agreements: a Financial Consulting Agreement, a Business Introduction Agreement and an Investor Relations Consulting Agreement. Per the terms of the Financial Consulting Agreement, the firm will provide services in order assist the Company in developing a strategy and structure for obtaining financing. As compensation for the financial consulting services, the firm will receive, on a prorated basis 400,000 shares of the Company’s common stock at a value of $0.18 per share upon the closing of up to $500,000 in financing. The shares are to be placed in escrow with the Company’s law firm. The firm will also receive, on a prorated basis, up to $40,000 in cash upon the closing of a second $500,000 in financing. The term of the financing agreement is for ten months. Per the terms of the Business Introduction Agreement, the firm will provide potential sales opportunities to the Company. The firm commenced the introduction process in February 2006. As compensation for the introduction services, the firm will receive a $5,000 cash payment for each of February 2006 and March 2006. Also, upon the Company receiving $1,000,000 or more in purchase contracts for its products and services, the firm will receive 100,000 shares of the Company’s common stock at a value of $0.18 per share and warrants to purchase 100,000 shares of the Company’s common stock with an exercise price of $0.25 per share. The warrants will have a five year term, piggyback registration rights for one year and demand registration rights after April 1, 2007. The term of the introduction agreement is for ten months. Per the terms of the Investor Relations Consulting Agreement, the firm will assist the Company in developing a comprehensive financial relations strategy. As compensation for the services, the Company will make cash payments to the firm of $5,000 for each of the first two term months, $9,000 for each of the second two term months and $10,000 for each of the remaining six term months. The company shall also issue warrants to purchase 300,000 shares of the Company’s common stock with an exercise price of $0.18 per share. The warrants will have a five year term, piggy back registration rights for one year and demand registration rights after April 1, 2007. The term of the investor relations agreement is for ten months.

In March 2006, the Company executed a consulting agreement with its public relations firm whereby the firm shall provide public relations consulting services in addition to the services defined in an April 2005 engagement letter. As compensation for providing additional services, the firm shall receive an additional monthly fee of $5,000 in the form of the Company’s common stock at a value based upon a 20% discount to the market value of the Company’s common stock on the last trading day of each month. The shares shall be restricted and have piggy back registration rights upon the next registration statement filed by the Company. The term of the agreement is for six months with automatic renewal terms until either the Company or the firm provides the other party with at least thirty day’s written notice of its intent to terminate the agreement.

In March 2006, the Company executed a consulting agreement with an investor relations firm whereby the firm shall provide public and investor relations services to the Company. As compensation for the services, the firm shall receive a monthly retainer in the amount of $5,000 and a one time issuance of 120,000 shares of the Company’s common stock (60,000 shares each) will be made to two of the firm’s officers. The shares shall be restricted and have piggy back registration rights upon the next registration statement filed by the Company. The term of the agreement is for six months and it can be renewed provided the Company and the firm both agree in writing.

In March 2006, four individuals purchased 190,910 shares of common stock from the Company at a price of $0.22 per share for 90,910 shares and $0.25 per share for 100,000 shares. In connection with the sale of common stock, the Company issued to the individuals warrants to purchase an aggregate of 118,182 shares of the Company’s common stock with an exercise price of $0.55 per share for 18,182 warrants and $0.50 per share for 100,000 of the warrants. These warrants are exercisable for a period of two years from issuance.

In March 2006, Highgate converted $75,000 of the April 27, 2005 debenture into 575,980 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversions were made as follows: $25,000 into 208,333 shares of common stock at a conversion price of $0.12 per share and on March 2, 2006 for $50,000 into 367,647 shares of common stock as a conversion price of $0.136 per share.

In April 2006, the Company entered into a consulting agreement with an advisory firm, for services to include review and advice concerning the technical design of existing and planned products or services, business development, sales assistance, financing advice, consulting services, market development and public relations, advising on issues regarding corporate structure, stock option plans and introducing the Company to potential investors. The term of this agreement is one year, ending March 31, 2006. The agreement calls for compensation in the amount of 350,000 shares of the Company’s common stock valued at $0.19 per share. Such shares shall be deemed for all purposes to be earned by the consultant upon its receipt thereof and shall be non-refundable and non-returnable.

In April 2006, Highgate converted $50,000 of the April 27, 2005 debenture into 418,527 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversions were made on April 11, 2006 for $25,000 into 195,313 shares of common stock at a conversion price of $0.128 per share and on April 25, 2006 for $25,000 into 223,214 shares of common stock at a conversion price of $0.112 per share.

In April 2006, the Company amended the placement agent agreement signed in October 2005 with an investor relations consulting firm. The amendment waives the consultant’s exclusivity clause from the agreement in exchange for the Company’s agreement to lower the price of the 400,000 warrants provided to the consultant to $0.50 per share from $0.75 per share.

In May 2006, the Company sold a unit to Cornell consisting of a 9% promissory note payable in the amount of $100,000 and 200,000 shares of the Company’s common stock. The Company paid a placement agent fee of $7,000 relating to the promissory note. The principal due shall be payable in full in immediately available funds of $200,000 or more through any funding transaction, even if the funding is with Cornell, or by August 28, 2006.

In May 2006, one individual purchased 71,429 shares of common stock from the Company at a price of $0.14 per share. This issuance is exempt from registration under the Securities Act of 1933 and the rules and regulations promulgated thereunder. In connection with the sale of common stock, the Company issued to the individual an aggregate of 14,286 warrants with an exercise price of $0.35 per share. These warrants are exercisable for a period of two years from issuance.

All of the above offerings and sales were deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

In January 2006, the Company entered into a contingency search agreement with a recruitment firm, whereas the recruitment firm will provide the Company with potential candidates for employment. No fee is due to the recruitment firm unless a candidate is hired by the Company. If an arrangement is consummated between a candidate and the Company, then the recruitment firm is entitled to a fee equal to twenty percent of that new employee’s annual base salary. This fee may be in the form of cash or a combination of cash and warrants. The term of the agreement is open, is non-exclusive and can be cancelled by either party at any time by written notice.

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

In March 2006, the Company executed a term sheet with an investment firm whereby the firm and the Company agreed to pursue further agreements on an ongoing best efforts basis in order for the Company to obtain financing from the investment firm. In order to proceed with further negotiations, the Company was obligated per the term sheet to compensate the investment firm in the form of a due diligence retainer. The Company paid the retainer in two cash payments in the amounts of $7,500 each and $1,000 to the investment firm’s attorney, which are included in selling, general and administrative expenses on the financial statements. If the Company elected to continue to pursue further agreements via the ongoing efforts of the investment firm, the term sheet also required the Company to issue 50,000 restricted shares of the Company’s common stock as directed by the investment firm. The Company elected to suspend the continuation of the investment firm’s ongoing efforts at this time, therefore, the 50,000 shares of common stock were not issued. The Company may decide to pursue further agreements with the investment firm in the near future.

In May 2006, the Company executed a term sheet with an investor in the amount of $1 million which shall enable the Company to sustain operations. The first tranche of $500,000 should be available to the Company by the end of the second quarter of 2006, of which there can be no assurance. The Company is awaiting the contracts.

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of StrikeForce Technologies, Inc. (1)

3.2	By-laws of StrikeForce Technologies, Inc. (1)

10.1	2004 Stock Option Plan. (1)

10.2	Securities Purchase Agreement dated December 20, 2004, by and among StrikeForce Technologies, Inc. and Cornell Capital Partners, LP. (1)

10.3	Secured Convertible Debenture with Cornell Capital Partners, LP. (1)

10.4	Investor Registration Rights Agreement dated December 20, 2004, by and between StrikeForce Technologies, Inc. and Cornell Capital Partners, LP in connection with the Securities Purchase Agreement. (2)

10.5	Escrow Agreement, dated December 20, 2004, by and between StrikeForce Technologies, Inc. and Cornell Capital Partners, LP inconnection with the Securities Purchase Agreement. (2)

10.6	Security Agreement dated December 20, 2004, by and between StrikeForce Technologies, Inc. and Cornell Capital Partners, LP in connection with the Securities Purchase Agreement. (1)

10.7	Secured Convertible Debenture with Cornell Capital Partners, LP dated January 18, 2005. (1)

10.8	Asset Purchase Agreement with NetLabs.com, Inc. and Amendments. (1)

10.9	Employment Agreement dated as of May 20, 2003, by and between StrikeForce Technologies, Inc. and Mark L. Kay. (1)

10.10	Amended and Restated Secured Convertible Debenture with Cornell Capital Partners, LP dated April 27, 2005. (1)

10.11	Amendment and Consent dated as of April 27, 2005, by and between StrikeForce Technologies, Inc. and Cornell Capital Partners, LP. (1)

10.12	Securities Purchase Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)

10.13	Investor Registration Rights Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (2)

10.14	Secured Convertible Debenture with Highgate House Funds, Ltd. dated April 27, 2005. (2)

10.15	Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)

10.16	Escrow Shares Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)

10.17	Security Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)

10.18	Network Service Agreement with Panasonic Management InformationTechnology Service Company dated August 1, 2003 (and amendment). (1)

10.19	Client Non-Disclosure Agreement. (1)

10.20	Employee Non-Disclosure Agreement. (1)

10.21	Secured Convertible Debenture with Highgate House Funds, Ltd. dated May 6, 2005. (2)

10.22	Termination Agreement with Cornell Capital Partners, LP dated February 19, 2005. (1)

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

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

STRIKEFORCE TECHNOLOGIES, INC.

Dated: May 23, 2006	By: /s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: May 23, 2006	By: /s/ Mark Joseph Corrao
Mark Joseph Corrao
Chief Financial Officer and Principal Accounting Officer