Form 10KSB/A
period 2005-12-31
StrikeForce Technologies Inc.
filed 2006-06-07
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Purpose of Amendment

The purpose of this Amendment No. 1 to the Annual Report on Form 10-KSB/A is to restate the Company’s financial statements for the years ended December 31, 2005 and 2004 (the “Financial Statements”) and to modify the related disclosures. Please see Note 4 to the Financial Statements included in the amended Form 10-KSB/A. The restatement arose from the Company’s determination that it had not accounted for the derivative financial instruments associated with the Convertible Secured Notes entered into in December 2004 and January, April and May 2005, although the Company believed that it had accounted for these financial instruments in accordance with generally accepted accounting principles and industry standards at that time. The Company has determined that the fair value of the derivatives should have been initially recorded as a liability, with any changes in the fair value of the derivatives between reporting dates as a derivative loss or gain, as appropriate. This Amendment No. 1 reflects this accounting.

This amended Form 10-KSB/A does not attempt to modify or update any other disclosures set forth in the original Form 10-KSB, except as required to reflect the effects of the restatement as described in Note 4 to the Financial Statements included in the amended Form 10-KSB/A. Additionally, this amended Form 10-KSB/A, except for the restatement information, speaks as of the filing date of the original Form 10-KSB and does not update or discuss any other Company developments after the date of the original filing. All information contained in this amended Form 10-KSB/A and the original Form 10-KSB is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the original filing date with the Securities and Exchange Commission.

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

We have incurred losses since our inception and we expect to incur losses for the foreseeable future. As of December 31, 2005, we had a restated accumulated deficit of $9,223,814. For the year ended December 31, 2005 and the year ended December 31, 2004 we incurred restated net losses of $5,174,926 and $3,038,180, respectively. As of December 31, 2004, we had a restated accumulated deficit of $4,048,888. These conditions raise substantial doubt about our ability to continue as a going concern and our public accounting firm has qualified its opinion as to our financial statements for this reason. We are likely to continue to incur such losses in the foreseeable future and to require additional funding in order to sustain our operations.

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

We have yet to establish any history of profitable operations as shown in our independent certified financial audit for 2004 and 2005, as restated. As of December 31, 2005, we had a restated accumulated deficit of $9,223,814. We have incurred annual operating losses of $3,038,180 for the year ended December 31, 2004 and $5,174,926 for the year ended December 31, 2005. We have financed our operations through loans from our officers, employees, and outside investors, sales of our common stock in a private placement and by the corporation selling stock to investors. Our revenues have not been sufficient to sustain our operations. Our profitability will require the successful marketing and sale of our ProtectID™, ValidateID™, TrustedID™, WebSecure™ and ResetID™ products and services. We will require additional financing to sustain our operations, without which we may not be able to continue operations. In addition, the terms of the secured convertible debentures issued to certain selling stockholders require that we obtain the consent of such selling stockholders prior to our entering into subsequent financing arrangements. No assurance can be given that we will be able to obtain additional financing, that we will be able to obtain additional financing on terms that are favorable to us or that the holders of the secured debentures will provide their consent to permit us to enter into subsequent financing arrangements. This can lead to the reduction or suspension of our operations and ultimately our going out of business. Should this occur, the value of your investment in the common stock could be adversely affected, and you could even lose your entire investment.

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

SECURED CONVERTIBLE DEBENTURES ISSUED TO CORNELL CAPITAL PARTNERS, LP AND HIGHGATE HOUSE FUNDS, LTD. COULD RESULT IN A CHANGE IN CONTROL.

We have issued an aggregate of $1,774,876 in secured convertible debentures, including an aggregate of $1,024,876 principal amount secured debentures issued to Cornell Capital Partners, LP and an aggregate of $750,000 principal amount secured debentures issued to Highgate House Funds, Ltd., which are convertible into shares of our common stock at a floating discount to the market price. Although the terms of the secured debentures contain a limitation that precludes conversion when the amount of shares already owned by Cornell Capital Partners, LP and Highgate House Funds, Ltd., plus the amount of shares still outstanding to be converted, would exceed 4.99 percent, the limit may be waived by Cornell Capital Partners, LP on 61 days notice to us and by Highgate House Funds, Ltd on 65 days notice to us. In addition, after the third anniversary (at maturity) of the issuance date of the Cornell Capital Partners, LP debenture and second anniversary (at maturity) of the issuance dates of the Highgate House Funds, Ltd. debentures, any outstanding principal or interest owed on the secured debentures may be continued to be converted, at the option of the Holder, into stock with the same limitation. Depending on the price of our stock, if Cornell Capital Partners, LP waived the 4.99 percent limitation, Cornell Capital Partners, LP or Highgate House Funds, Ltd. could acquire enough shares to establish control of our Company.

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

Price Per Share	With Discount	Number of Shares	Percentage of Stock* of 20% Issuable
$0.54	$0.43	4,127,619	22.37%
$0.36	$0.29	6,120,262	33.16%
$0.18	$0.14	12,677,685	68.70%
$0.14	$0.11	16,135,236	87.43%

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

In connection with the securities purchase agreements for our secured convertible debentures with both Cornell Capital Partners, LP (dated December 20, 2004, January 18, 2005 and amended on April 27, 2005 into one debenture with interest to April 27, 2005) and Highgate House Funds Ltd. (dated April 27, 2005 and May 6, 2005) we granted both Cornell and Highgate a secured interest in all of our assets. In accordance with such agreement, we may not, without Cornell and Highgate’s written consent, directly or indirectly:

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

Results of Operations

FOR THE YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

Revenues for the year ended December 31, 2005 were $30,532 compared to $57,238 for the year ended December 31, 2004, a decrease of $26,706 or 46.7%. The resultant decrease in revenues was primarily due to the company just entering ramp up on certain technologies being developed and having signed a limited number of contracts during this period. Revenues generated consisted of hardware sales, software sales, revenue from sign on fees, transaction revenues, consulting revenues and commissions. Hardware sales for the year ended December 31, 2005 were $7,929 compared to $20,636 for the year ended December 31, 2004, a decrease of $12,707. The resultant decrease in hardware revenues was primarily due to the refocusing of the Company’s direction from a reseller of biometric technology to becoming a developer of our own suite of technology products. Software sales for the year ended December 31, 2005 were $5,500 compared to $6,875 for the year ended December 31, 2004, a decrease of $1,375. The resultant decrease in software revenues was primarily due to the refocusing of the Company’s direction from a reseller of biometric technology to becoming a developer of our own suite of technology products. Sign on fees for our ASP transaction model amounted to $12,700 for the year ended December 31, 2005 compared to $3,000 for the year ended December 31, 2004, an increase of $9,700. The increase was due to signing up several new clients. Transaction revenues from the ASP hosting model were $3,448 for the year ended December 31, 2005 and $23,047 for the year ended December 31, 2004, a decrease of $19,599. Thedecrease was due primarily to the lack of ASP transactions and awaiting the ramp up of the new clients. Consulting revenue was $955 for the year ended December 31, 2005 and $0 for the year ended December 31, 2004, an increase of $955. The increase was due to the compensation received by the Company as a result of its CEO hosting a speaking engagement in October 2005. Commission income for the year ended December 31, 2005 was $0 compared to $3,680 for the year ended December 31, 2004, a decrease of $3,680. In 2001 the Company became a reseller of Nextel and XO Communication cellular services. These sales provided both commissions on the sale of Nextel phones and residual commission income from XO Communications beginning in January 2002. The residual commission revenue varied from month to month, dependent on the utilization of the services by the customer and the terms of their contracts. Effective August 2004, the Company no longer received residual commissions due to the conclusion of the residual terms between the Company and XO Communications.

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

Other expense, as restated,  for the year ended December 31, 2005 was $1,272,146 as compared to $138,720 for the year ended December 31, 2004, representing an increase in other expenses of $1,133,426, or 817%. The increase was primarily due to interest and financing charges for notes payable and net mark to market changes in the fair value of derivative financial instruments relating to the convertible promissory notes.

The financial statements for the years ended December 31, 2005 and 2004 have been restated to record embedded derivatives related to convertible debt. Derivative expense (gain) represents the change in the fair value of the net derivative liability at year end, using a layered discounted probability-weighted cash flow approach. Interest expense derivatives represent the amortization of discount on the initial valuation of the derivatives, or the amortization of the change after any modification of debt. The change represents the amortization for both the Cornell and Highgate debentures in 2005 and less than one month in 2004 for the Cornell debenture.

Our restated net loss for the year ended December 31, 2005 was $5,174,926 compared to a restated net loss of $3,038,180 for the year ended December 31, 2004, an increase of $2,136,746, or 70.3%. The increase was primarily due to an increase in salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, travel costs, interest and financing charges for notes payable and net mark to market changes in the fair value of derivative financial instruments relating to the convertible promissory notes.

Liquidity and Capital Resources

Our restated total current assets at the year ended December 31, 2005 were $618,345, including $77,094 in cash as compared with $649,616 in total current assets at the year ended December 31, 2004, which included cash of $103,745. Additionally, we had a restated shareholders’ deficiency in the amount of ($1,895,477) at the year ended December 31, 2005 as compared to a restated shareholders’ equity of $2,118,789 at the year ended December 31, 2004. The decrease in shareholders equity to a deficiency position is a result of the Company’s net losses and funding through an increased debt position from convertible debentures and promissory notes rather than the sale of stock. We have historically incurred losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. The liabilities include a computed liability for the fair value of derivatives of $1,972,288, which will only be realized on the conversion of the derivatives, or settlement of the debentures.

The number of common shares outstanding increased from 17,160,313 shares at the year ended December 31, 2004 to 18,454,250 at the year ended December 31, 2005, an increase of 7.5%. During that period our shareholders’ equity, due to our net losses and an increase in our debt position, was decreased from $2,118,789 at the year ended December 31, 2004 to a deficiency position of ($1,895,477) at the year ended December 31, 2005, a decrease of approximately 189%. We had $77,094 of cash at the year ended December 31, 2005, compared to $103,745 cash at the year ended December 31, 2004 a decrease of approximately 25.7%. We financed our operations during the year ended December 31, 2005 through debt and equity financing. To date, we have not generated significant revenues and we anticipate that we will not generate any significant revenues until the third quarter of 2006. We expect that we will rely, at least in the near future, upon a limited number of customers for a substantial percentage of our revenues and may continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market grows, we will attain greater numbers of customers and the concentrations will diminish. Until this is accomplished, we will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing commitments of capital expenditures and until our sales revenue can provide greater liquidity.

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

Going Concern

We are assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred restated net operating losses of approximately $5,174,926 for the year ended December 31, 2005, compared to $3,038,180 for the year ended December 31, 2004. At December 31, 2005, the Company’s restated accumulated deficit was $9,223,814, its restated working capital deficiency was $518,535 and approximately 93% of its assets consist of deferred royalties. Additionally, for the year ended December 31, 2005, we had restated negative cash flows from operating activities of approximately $2,747,458. Since our inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business may require additional capital. This condition raises substantial doubt about our ability to continue as a going concern.

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

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

We review the terms of convertible debt and equity instruments that we issue to determine whether there are embedded derivative instruments bifurcated and accounted for separately as a derivative financial instrument. When the risks and rewards of any embedded derivative instrument are not “clearly and closely” related to the risks and rewards of the host instrument, the embedded derivative instrument is generally required to be bifurcated and accounted for separately. If the convertible instrument is debt, or has debt-like characteristics, the risks and rewards associated with the embedded conversion option are not “clearly and closely” related to that debt host instrument. The conversion option has the risks and rewards associated with an equity instrument, not a debt instrument, because its value is related to the value of our common stock. Nonetheless, if the host instrument is considered to be “conventional convertible debt” (or “conventional convertible preferred stock”), bifurcation of the embedded conversion option is generally not required. However, if the instrument is not considered to be conventional convertible debt (or conventional convertible preferred stock), bifurcation of the embedded conversion option may be required in certain circumstances. Generally, where the ability to physical or net-share settle the conversion option is deemed to be not within our control, the embedded conversion option is required to be bifurcated and accounted for as a derivative financial instrument liability.

In connection with the sale of convertible debt and equity instruments, we may also issue freestanding options or warrants. Additionally, we may issue options or warrants to non-employees in connection with consulting or other services they provide. Although the terms of the options and warrants may not provide for net-cash settlement, in certain circumstances, physical or net-share settlement may be deemed to be out of our control and, accordingly, we may be required to account for these freestanding options and warrants as derivative financial instrument liabilities, rather than as equity.

Derivative financial instruments are required to be initially measured at their fair value. For derivative financial instruments that shall be accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

In circumstances where the embedded conversion option in a convertible instrument may be required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

If the embedded derivative instrument is to be bifurcated and accounted for as a liability, the total proceeds received will be first allocated to the fair value of the bifurcated derivative instrument. If freestanding options or warrants were also issued and are to be accounted for as derivative instrument liabilities (rather than as equity), the proceeds are next allocated to the fair value of those instruments. The remaining proceeds, if any, are then allocated to the convertible instrument itself, usually resulting in that instrument being recorded at a discount from its face amount. In circumstances where a freestanding derivative instrument is to be accounted for as an equity instrument, the proceeds are allocated between the convertible instrument and the derivative equity instrument, based on their relative fair values.

The identification of, and accounting for, derivative instruments is complex. Derivative instrument liabilities are re-valued at the end of each reporting period, with changes in fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. For options, warrants and bifurcated conversion options that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black-Scholes option pricing model, binomial stock price probability trees, or other valuation techniques, sometimes with the assistance of a valuation consultant. These models require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price based on not only the history of our stock price but also the experience of other entities considered comparable to us. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

The derivatives (convertible debentures) issued on December 20, 2004 and January 18, 2005 (amended April 27, 2005) and on April 27, 2005 and May 6, 2005 have been accounted for in accordance with SFAS 133 and EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.

The Company has identified the Cornell and Highgate debentures have compound embedded derivatives. These compound embedded derivatives have been bifurcated from their respective host debt contracts and accounted for as derivative liabilities in accordance with EITF 00-19. When multiple derivatives exist within the Convertible Notes, they have been bundled together as a single hybrid compound instrument in accordance with SFAS No. 133 Derivatives Implementation Group Implementation Issue No. B-15, Embedded Derivatives: Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument”.

The compound embedded derivatives within the Convertible Notes have been recorded at fair value at the date of issuance; and are marked-to-market each reporting period with changes in fair value recorded to the Company’s Statement of Operations as “Net change in fair value of derivative liabilities”. The Company has utilized a third party valuation consultant to fair value the embedded derivatives using layered discounted probability-weighted cash flow approach. We have developed a financial model to value the compound embedded derivatives analyzing the conversion features, redemption options and penalty provisions. Additionally, our model has been developed to incorporate management’s assessment of the various potential outcomes relating to the specific features and provisions contained in the convertible debt instruments.

The six primary events that can occur which will affect the value of the compound embedded derivatives are (a) payments made in cash, (b) payments made with stock, (c) the holder converts the note(s), (d) the company redeems the note(s), (e) the company fails to register the common shares related to the convertible debt and (f) the company defaults on the note(s).

The primary factors driving the economic value of the embedded derivatives are the same as the Black-Scholes factors, except that they are incorporated intrinsically into the binomial calculations for this purpose. Those factors are stock price, stock volatility, trading volume, outstanding shares issued, beneficial shares owned by the holder, interest rate, whether or not a timely registration has been obtained, change in control, event of default, and the likelihood of obtaining alternative financing. We assigned probabilities to each of these potential scenarios over the initial term, and at each quarter, the remaining term of the underlying financial instrument. The financial model generates a quarterly cash flow over the remaining life of the underlying debentures and assigns a risk-weighted probability to the resultant cash flow. We then assigned a discounted weighted average cash flow over the potential scenarios which were compared to the discounted cash flow of the debentures without the subject embedded derivatives. The result is a value for the compound embedded derivatives at the point of issue and at subsequent quarters.

The fair value of the derivative liabilities are subject to the changes in the trading value of the Company’s common stock, as well as other factors. As a result, the Company’s financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Company’s stock at the balance sheet date and the amount of shares converted by the Cornell and Highgate. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

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

If the Company determined compensation expense based on the fair value at the dates for those awards consistent with the method of SFAS No. 123 and not the intrinsic value method, the effect on the restated historical financial statements for the periods presented would be as follows:

Period	Loss as Originally Reported	Additional Employee Compensation Expense	Adjusted Loss For The Period
Year Ended December 31, 2004	$3,038,180	$163,985	$3,202,165
Year Ended December 31, 2005	$5,174,926	$177,665	$5,352,591

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

In February 2006, the FASB issued SFAS 155 - "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140." This Statement amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." This Statement:

a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.

b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133.

c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.

d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.

e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of the Company’s fiscal year, provided the Company has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that the Company holds at the date of adoption on an instrument-by-instrument basis.

The Company does not believe that any other of the recently issued and adopted, but not yet effective, accounting standards would have a material effect on the accompanying financial statements.

ITEM 7. FINANCIAL STATEMENTS

The response to this item is included as a separate exhibit to this report following Part III.

Please see pages F-1 through F-48.

STRIKEFORCE TECHNOLOGIES, INC.
TABLE OF CONTENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

Page Number
Financial Statements

Balance sheet at December 31, 2005 (Restated)	F-3

Statement of operations for the years ended December 31, 2005 and 2004 (Restated)	F-4

Statement of stockholders’ equity for the years ended
December 31, 2005 and 2004 (Restated)	F-5 - F-6

Statement of cash flows for the years ended December 31, 2005 and 2004 (Restated)	F-7

Notes to financial statements	F-8 - F-48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

StrikeForce Technologies, Inc.
Edison, New Jersey

We have audited the accompanying balance sheet of StrikeForce Technologies, Inc. (the "Company") as of December 31, 2005 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As more fully discussed in Note 4 to the financial statements, the Company has restated its 2005 and 2004 financial statements. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and the results of its operations and cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has experienced recurring losses, has a working capital deficiency and has deminimus revenues. The Company is working on various alternatives to improve the Company’s liquidity to support operations. Absent the successful completion of one of these alternatives, the Company’s operating results will increasingly become uncertain. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Very truly yours,

MASSELLA & ASSOCIATES, CPA, PLLC
Syosset, New York
April 20, 2006, except for Note 22, as to which the date is May 8, 2006, and  Notes 2, 4, 10 and 11, as to which the date is June 6, 2006.

STRIKEFORCE TECHNOLOGIES, INC. BALANCE SHEET DECEMBER 31, 2005 (AS RESTATED)

ASSETS

Current Assets:
Cash and cash equivalents	$77,094
Accounts receivable, net	1,883
Short-term portion of deferred royalties	475,448
Prepaid expenses	63,920
Total current assets	618,345

Property and equipment, net	45,099
Long-term portion of deferred royalties	2,087,357
Intangible assets, net	4,329
Security deposit	8,684
Total Assets	$2,763,814

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Convertible notes payable	$33,000
Convertible notes payable - related parties	427,500
Notes payable - related parties	189,000
Capital leases payable	25,243
Accounts payable	205,654
Accrued expenses	166,186
Payroll taxes payable	58,175
Due to employees	32,122
Total current liabilities	1,136,880

Secured convertible notes payable	1,013,740
Derivative financial instrument	1,972,288
Convertible notes payable	510,000
Long-term portion of capital leases payable	26,383
Total Liabilities	4,659,291

Commitments and contingencies

Stockholders' Equity (Deficiency)
Preferred stock, par value $0.10 - 10,000,000 shares authorized,
-0- issued and outstanding	-
Common stock, par value $0.0001 - 100,000,000 shares
authorized, 18,454,250 issued and outstanding	1,846
Additional paid-in capital	7,326,491
Accumulated deficit	(9,223,814)
Total Stockholders' Equity (Deficiency)	(1,895,477)
Total Liabilities and Stockholders' Equity (Deficiency)	$2,763,814

The accompanying notes and independent auditors' report should be read in  conjunction with the financial statements.

STRIKEFORCE TECHNOLOGIES, INC. STATEMENT OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 (AS RESTATED)

	2005	2004

Revenues	$30,532	$57,238

Cost of sales	15,232	9,029

Gross profit	15,300	48,209

Operating expenses:
Selling, general and administrative expenses	3,549,749	2,719,258
Research and development	368,331	228,411
Total operating expenses	3,918,080	2,947,669

Loss from operations before other expense	(3,902,780)	(2,899,460)

Other expense:
Interest and financing expense	442,379	91,429
Derivative instrument expense, net	829,767	47,291
Total other expense	1,272,146	138,720

Net loss	$(5,174,926)	$(3,038,180)

Basic and diluted loss per common share	$(0.29)	$(0.20)

Weighted average number of common shares outstanding	17,561,732	15,348,955

The accompanying notes and independent auditors' report should be read in  conjunction with the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
(AS RESTATED)

				Additional		Total
		Common Stock		Paid-in	Accumulated	Stockholders
	Date	Shares	Amount	Capital	Deficit	(Deficiency)/Equity

Balance at December 31, 2003		13,684,257	$6,842	$425,699	$(1,010,708)	$(578,167)

Warrants issued in connection with convertible notes	Jan-04	-	-	942	-	942

Sale of shares for cash	Feb-04	27,778	14	19,986	-	20,000

Warrants issued in connection with convertible notes	Feb-04	-	-	767	-	767

Issuance of shares for consulting services	Apr-04	800,000	400	575,600	-	576,000

Sale of shares for cash	May-04	531,443	266	382,374	-	382,640

Issuance of shares to advisory board	May-04	25,000	12	17,988	-	18,000

Sale of shares for cash	Jun-04	334,941	167	240,990	-	241,157

Issuance of shares to advisory board	Jun-04	100,000	50	71,950	-	72,000

Issuance of shares for consulting services	Jun-04	410,000	205	294,995	-	295,200

Contibution of shares by President to pay consulting services	Jun-04	-	-	36,000	-	36,000

Sale of shares for cash	Jul-04	41,667	21	29,979	-	30,000

Issuance of shares for consulting services	Jul-04	13,889	7	9,993	-	10,000

Sale of shares for cash	Aug-04	225,155	113	161,999	-	162,112

Sale of shares for cash	Sep-04	268,491	134	193,182	-	193,316

Warrants issued in connection with convertible notes	Sep-04	-	-	390	-	390

Change in par value - $0.0005 to $0.0001	Sep-04	-	(6,585)	6,585	-	-

Sale of shares for cash	Oct-04	106,722	11	76,829	-	76,840

Sale of shares for cash	Nov-04	55,556	6	39,994	-	40,000

Sale of shares for cash	Dec-04	108,332	10	77,988	-	77,998

Stock options granted for future royalties	Dec-04	-	-	3,194,274	-	3,194,274

Conversion of notes to shares	Dec-04	427,082	43	307,457	-	307,500

Net loss		-	-	-	(3,038,180)	(3,038,180)

Balance at December 31, 2004		17,160,313	$1,716	$6,165,961	$(4,048,888)	$2,118,789

The accompanying notes and independent auditors' report should be read in  conjunction with the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
(AS RESTATED)

				Additional		Total
		Common Stock		Paid-in	Accumulated	Stockholders'
	Date	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2004		17,160,313	$1,716	$6,165,961	$(4,048,888)	$2,118,789

Sale of shares for cash	Jan-05	95,209	10	68,540	-	68,550

Issuance of shares for consulting services	Mar-05	33,333	3	29,997	-	30,000

Shares issued for financing expense related to
secured debentures	Apr-05	150,000	15	134,985	-	135,000

Issuance of shares for consulting services	Jul-05	100,000	10	89,990	-	90,000

Issuance of stock options for recruiting fees	Jul-05	-	-	4,160	-	4,160

Sale of shares for cash	Aug-05	51,112	5	45,995	-	46,000

Issuance of warrants in connection with convertible notes	Aug-05	-	-	3,706	-	3,706

Sale of shares for cash	Sep-05	67,223	7	60,493	-	60,500

Issuance of warrants in connection with convertible notes	Sep-05	-	-	253	-	253

Sale of shares for cash	Oct-05	342,000	34	277,766		277,800

Issuance of shares for consulting services	Oct-05	10,000	1	8,999		9,000

Issuance of warrants in connection with consulting services	Oct-05	-	-	149,120	-	149,120

Sale of shares for cash	Nov-05	55,558	6	49,994		50,000

Sale of shares for cash	Dec-05	382,002	38	343,762		343,800

Issuance of shares for consulting services	Dec-05	7,500	1	6,749		6,750

Issuance of warrants in connection with convertible notes	Dec-05	-	-	2,423	-	2,423

Revaluation of stock options granted for future royalties	Dec-05	-	-	(116,402)	-	(116,402)

Net loss		-	-	-	(5,174,926)	(5,174,926)

Balance at December 31, 2005		18,454,250	$1,846	$7,326,491	$(9,223,814)	$(1,895,477)

The accompanying notes and independent auditors' report should be read in  conjunction with the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
(AS RESTATED)

	2005	2004
Cash flows from operating activities:
Net loss	$(5,174,926)	$(3,038,180)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	27,072	19,936
Amortization of deferred financing costs	153,614	10,736
Professional fees through issuance of common stock, options and warrants	473,717	839,200
Amortization of discount on convertible notes	358,970	-
Royalty expense paid through issuance of stock options	484,647	30,422
Recruiting fees paid through issuance of stock options	4,160	-
Mark to market on derivative financial instrument expense	829,767	47,291
Changes in assets and liabilities affecting operations:
Accounts and other receivable, net	10,815	802
Prepaid expenses	(27,487)	(2)
License for receivable	-	3,000
Security deposits	-	(4,314)
Accounts payable	83,922	(25,238)
Accrued expenses	(5,104)	71,652
Payroll taxes payable	5,245	44,610
Due to factor	-	(3,969)
Due to employees	28,130	(174)
Net cash used in operating activities	(2,747,458)	(2,004,228)

Cash flows from investing activities:
Investment in website	-	(7,750)
Purchases of property and equipment	(28,942)	(13,096)
Net cash used in investing activities	(28,942)	(20,846)

Cash flows from financing activities:
Proceeds from sale of common stock	846,650	1,224,063
Proceeds from convertible notes payable	1,760,000	500,000
Proceeds from convertible notes payable - related parties	217,000	265,000
Proceeds from notes payable - related parties	48,000	228,380
Payments on convertible notes payable - related parties	(37,000)	(20,000)
Payments on notes payable - related parties	(62,700)	(45,380)
Payments on note payable	-	(6,000)
Principal payments for capital leases	(22,201)	(21,529)
Net cash provided by financing activities	2,749,749	2,124,534

Net (decrease) increase in cash	(26,651)	99,460

Cash, beginning of period	103,745	4,285

Cash, end of period	$77,094	$103,745

Supplemental disclosure of cash flow information:
Interest expense	$34,380	$33,557
Income taxes	$-	$750

Supplemental schedule of non-cash activities:
Downward revaluation of stock options issued for deferred royalties	$116,400	$-
Consulting services for convertible note	$33,000	$-
Issuance of common stock for services to be provided	$90,000	252,000
Warrants issued in connection with convertible notes	$6,381	$2,099
Warrants issued in connection with consulting services	$149,120	$-
Capital contribution for services	$-	$36,000
Stock options issued for prepaid royalties	$-	$3,194,274
Conversion of convertible promissory notes payable
into common stock	$-	$307,500
Net increase in discount on notes payable	$797,119	$220,556
Net change in par value of common stock	$-	$5,474
Accrued interest converted into convertible note	$24,876	$-
Services to be provided for common stock to be issued	$36,400	$-

The accompanying notes and independent auditors' report should be read in  conjunction with the financial statements.

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

Services - Revenue from time and service contracts is recognized as the services are provided. The Company offers an Application Service Provider hosted service whereby customer usage transactions are invoiced monthly on a cost per transaction basis. The service is sold via the execution of a Customer Agreement between the Company and the Company’s end user. Initial set-up fees are recognized upon completion of service. For the years ended December 31, 2005 and 2004, total revenues for services provided were $16,148 (which was 53% of total revenues) and $26,047 (which was 46% of total revenues), respectively.

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

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS') No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123” ("SFAS 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and does not permit the use of the original SFAS 123 prospective method of transition in fiscal years beginning after December 15, 2003. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results, regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. SFAS 148 improves the prominence and clarity of the pro forma disclosures required by SFAS 123 by prescribing a specific tabular format and by requiring disclosure in the "Summary of Significant Accounting Policies" or its equivalent and improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004) (“123R”) Share Based Payment. Statement 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Company is required to implement 123R beginning in the fiscal year beginning January 1, 2006.

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

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (cont’d)

i)	Stock-based compensation - (cont’d)

	2005	2004
Net (loss), as reported	$(5,174,926)	$(3,038,180)
Stock based compensation (benefits) cost included in the determination of net income as reported	488,807	30,422

Stock-based compensation cost determined under the fair value method	(666,472)	(194,407)

Pro forma net (loss)	$(5,352,591)	$(3,202,165)

Net (loss) income per share
Basic and diluted - as reported	$(0.29)	$(0.20)
Basic and diluted - pro forma	$(0.31)	$(0.21)

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

In February 2006, the FASB issued SFAS 155 - "Accounting for Certain Hybrid Financial Instruments-- an amendment of FASB Statements No. 133 and 140." This Statement amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." This Statement:

a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.

b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133.

c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.

d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.

e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of the Company’s fiscal year, provided the Company has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that the Company holds at the date of adoption on an instrument-by-instrument basis.

The Company does not believe that any other of the recently issued and adopted, but not yet effective, accounting standards would have a material effect on the accompanying financial statements.

n)	Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (cont’d)

o)	Discount on debt

The Company has allocated the proceeds received from convertible debt instruments between the underlying debt instruments and has recorded the conversion feature as a liability in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and related interpretations. The conversion feature and certain other features that are considered embedded derivative instruments, such as a conversion reset provision, a penalty provision and redemption option, have been recorded at their fair value within the terms of SFAS No. 133 as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown on the Statement of Operations. The Company has also recorded the resulting discount on debt related to the warrants and conversion feature and is amortizing the discount using the effective interest rate method over the life of the debt instruments.

p)	Derivatives

The Company accounts for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and the related interpretations. SFAS 133, as amended, requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation. At December 31, 2005, the Company had not entered into any transactions which were considered hedges under SFAS 133.

q)	Financial instruments

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 "Accounting for Derivative Instruments and Hedging Activities" and related interpretations including EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (cont’d)

q)	Financial instruments - (cont’d)

classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

The fair value model utilized to value the various compound embedded derivatives in the secured convertible notes comprises multiple probability-weighted scenarios under various assumptions reflecting the economics of the secured convertible notes, such as the risk-free interest rate, expected Company stock price and volatility, likelihood of conversion and or redemption, and likelihood of default status and timely registration. At inception, the fair value of the single compound embedded derivative was bifurcated from the host debt contract and recorded as a derivative liability which resulted in a reduction of the initial notional carrying mount of the secured convertible notes (as unamortized discount which will be amortized over the term of the notes under the effective interest method).

NOTE 3 -  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. At December 31, 2005, the Company's restated accumulated deficit was $9,223,814, its restated working capital deficiency was $518,535 and approximately 93% of its assets consist of deferred royalties. In addition, the Company had restated net losses of $5,174,926 and $3,038,180 for the years ended December 31, 2005 and 2004.

The Company has issued three-year and two-year secured debentures in 2004 and 2005 that are convertible into shares of the Company’s common stock to Cornell and Highgate, respectively. Under the terms of the secured debentures, the Company is restricted in its ability to issue additional securities as long as any portion of the principal or interest on the secured debentures remains outstanding.

Currently, the Company is aggressively attempting to increase revenues and improve profit margins by implementing a revised sales strategy. In principle, the Company is redirecting its sales focus from direct sales to companies using an internal sales force, to selling through a distribution channel of Value Added Resellers and Original Equipment Manufacturers. The profit margin for this approach is more lucrative than selling direct due to the increase in sales volume. This revised sales approach should increase the Company’s sales and revenues in order to mitigate future losses. In addition, management has raised funds through convertible debt instruments and the sale of equity in order to alleviate the working capital deficiency. Through the utilization of the public capital markets, the Company plans to raise the funds necessary to continue, expand and enhance its growth, however, there can be no assurance that this will be able to increase revenues or raise additional capital. In December 2005 (see Note 18) and March 2006 (see Note 22), the Company engaged the services of two consulting firms in order for the Company to obtain additional funding.

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

NOTE 3 -  GOING CONCERN - (cont’d)

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE 4 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company's management determined that the Company should restate previously issued financial statements for the two years ended December 31, 2004 and 2005 to correct for errors in the accounting for embedded derivative instruments within the Company’s secured convertible debt that required the Company to bifurcate them and account for them separately as derivative instrument liabilities. The following provides a more detailed discussion of the restatement along with a comparison of the amounts previously reported in the Balance Sheet for December 31, 2005, and Statements of Operations in the Company’s Annual Report on Form 10-K for fiscal 2005 and 2004.

More specifically, the convertible debt has previously been accounted for under EITF 98-5 and EITF 00-27 using the intrinsic value accounting model which includes accounting for beneficial conversion features. It has been determined that the secured convertible debentures have compound embedded derivatives requiring bifurcation under EITF 00-19 which require these instruments to be accounted for under SFAS 133 using the fair value accounting model.

As a result of the Company's determination, certain convertible debt instruments are not conventional convertible debt, and any associated warrants and any beneficial conversion features that were previously recorded as additional paid in capital, with a corresponding reduction to the notes payable would be eliminated from the balance sheet and the amortization of any warrant and beneficial conversion feature value would be eliminated from the results of operations. The warrants and any other potential compound embedded derivatives in the notes requiring bifurcation under ElTF 00-19 would be accounted for as liabilities and valued by being marked to market at each balance sheet date under SFAS 133 and the corresponding gain or loss in value would be recorded in our statement of operation as additional financing costs.

The Company reviewed its initial accounting for its convertible promissory notes originally issued to Cornell and subsequent notes issued to Highgate. During the review, the Company identified that EITF 00-19 should be applied to evaluate whether any embedded derivative instruments qualify as equity instruments or as liabilities. As a result, certain compound embedded derivatives were identified that met the conditions set forth under paragraph 12 of SFAS No. 133. These embedded derivative instruments have been evaluated using EITF 00-19 paragraphs 12 to 32 and determined that these instruments would not be classified as components of stockholders equity. The instruments have been deemed liabilities, and as such, will be subject to SFAS 133 and should be recorded at fair value.

Compound embedded derivatives contained in the convertible debentures are now bifurcated from the host debt and measured at fair value and classified as derivative liabilities. These compound embedded derivatives will also be marked to market on each balance sheet date.

The resulting debt discount will be amortized over the period of the convertible debt as interest and other expenses in our accompanying statements of operations.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 4 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS - (cont’d)

The effect on our accompanying balance sheet as of December 31, 2005, was an increase in liabilities by $1,432,844 and corresponding increase in stockholders' deficiency of $1,432,844. The effect on our statement of operations for the year ended December 31, 2005 was a decrease in our net loss of $913,224. Basic and diluted loss per common  share for the year ended December 31, 2005 increased by $0.05.

The effect on our accompanying balance sheet as of December 31, 2004, was a decrease in assets of $121,527, an increase in liabilities of $48,124 and corresponding decrease in stockholders' equity of $169,651. The effect on our financial statement of operations for the year ended December 31, 2004 was an increase in our net loss of $44,651.

Features within the debt noted above that have been evaluated and determined to require such treatment include:

o The principal conversion options.

o The monthly payments conversion options.

o Registration rights.

o Potential liquidated damages.

Management believes the scope and process of its internal review of previously reported financial information was sufficient to identify issues of a material nature that could affect the Company’s Financial Statements and all dates and periods presented herein have been restated to fairly present the results of our operations.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 4 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS - (cont’d)

The following is a summary of the effect of the restatement on the originally issued balance sheets, statements of operation and statements of cash flows for the years ended December 31, 2005 and 2004.

BALANCE SHEETS
As of December 31, 2005 and 2004

	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
	2005	2005	2004	2004
ASSETS
Current Assets:
Cash and cash equivalents	$77,094	$77,094	$103,745	$103,745
Accounts receivable, net	1,883	1,883	12,698	12,698
Short-term portion of deferred royalties	475,448	475,448	365,060	365,060
Prepaid expenses	63,920	63,920	209,779	168,113
Total current assets	618,345	618,345	691,282	649,616

Property and equipment, net	45,099	45,099	43,229	43,229
Long-term portion of deferred financing costs	-	-	79,861	-
Long-term portion of deferred royalties	2,087,357	2,087,357	2,798,792	2,798,792
Intangible assets, net	4,329	4,329	4,329	4,329
Security deposit	8,684	8,684	8,684	8,684
Total Assets	$2,763,814	$2,763,814	$3,626,177	$3,504,650

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)
Current Liabilities:
Convertible notes payable	$33,000	$33,000	$-	$-
Convertible notes payable - related parties	427,500	427,500	247,500	247,500
Notes payable - related parties	189,000	189,000	203,700	203,700
Capital leases payable	25,243	25,243	23,046	23,046
Accounts payable	205,654	205,654	121,731	121,731
Accrued expenses	258,625	166,186	134,057	134,890
Payroll taxes payable	58,175	58,175	52,930	52,930
Due to employees	32,122	32,122	3,993	3,993
Total current liabilities	1,229,319	1,136,880	786,957	787,790

Secured convertible notes payable	1,460,745	1,013,740	500,000	279,444
Derivative financial instrument	-	1,972,288	-	267,847
Convertible notes payable	510,000	510,000	-	-
Long-term portion of capital leases payable	26,383	26,383	50,780	50,780
Total Liabilities	3,226,447	4,659,291	1,337,737	1,385,861

Commitments and contingencies

Stockholders' Equity (Deficiency)
Preferred stock, par value $0.10	-	-	-	-
Common stock, par value $0.0001	1,846	1,846	1,716	1,716
Additional paid-in capital	7,801,460	7,326,491	6,290,961	6,165,961
Accumulated deficit	(8,265,939)	(9,223,814)	(4,004,237)	(4,048,888)
Total Stockholders' Equity (Deficiency)	(462,633)	(1,895,477)	2,288,440	2,118,789
Total Liabilities and Stockholders' Equity (Deficiency)	$2,763,814	$2,763,814	$3,626,177	$3,504,650

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2005 and 2004

	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
	2005	2005	2004	2004

Revenues	$30,532	$30,532	$57,238	$57,238
Cost of sales	15,232	15,232	9,029	9,029
Gross profit	15,300	15,300	48,209	48,209

Operating expenses:
Selling, general and administrative expenses	3,549,749	3,549,749	2,719,258	2,719,258
Research and development	368,331	368,331	228,411	228,411
Total operating expenses	3,918,080	3,918,080	2,947,669	2,947,669
Loss from operations before other expense	(3,902,780)	(3,902,780)	(2,899,460)	(2,899,460)

Other expense:
Interest and financing expense	358,922	442,379	94,069	91,429
Derivative instrument expense, net	-	829,767	-	47,291
Total other expense	358,922	1,272,146	94,069	138,720

Net loss	$(4,261,702)	$(5,174,926)	$(2,993,529)	$(3,038,180)

Basic and diluted loss per common share	$(0.24)	$(0.29)	$(0.20)	$(0.20)
Weighted average common shares	17,561,732	17,561,732	15,348,955	15,348,955

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 4 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS - (cont’d)

STATEMENTS OF CASH FLOWS
As of December 31, 2005 and 2004

	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
	2005	2005	2004	2004
Cash flows from operating activities:
Net loss	$(4,261,702)	$(5,174,926)	$(2,993,529)	$(3,038,180)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Amortization of deferred financing costs	157,366	153,614	14,209	10,736
Professional fees through issuance of common
stock, options and warrants	438,980	473,717	839,200	839,200
Financing costs paid through issuance of
common stock, options and warrants	146,951	-	-	-
Amortization of discount on convertible notes	-	358,970	-	-
Mark to market on derivative instrument expense	-	829,767	-	47,291
Accounts and other receivable, net	9,858	10,815	802	802
Prepaid expenses	(21,531)	(27,487)	(2)	(2)
Accrued expenses	166,944	(5,104)	70,819	71,652
Due to related party	(17,500)	-	-	-
Other operating activities	633,176	633,176	64,273	64,273
Net cash used in operating activities	(2,747,458)	(2,747,458)	(2,004,228)	(2,004,228)

Net cash used in financing activities	(28,942)	(28,942)	(20,846)	(20,846)

Net cash used in investing activities	2,749,749	2,749,749	2,124,534	2,124,534

Net increase in cash	(26,651)	(26,651)	99,460	99,460

Cash, beginning of period	103,745	103,745	4,285	4,285

Cash, end of period	$77,094	$77,094	$103,745	$103,745

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 4 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS - (cont’d)

  The following is a summary of the effect of the restatement on the originally issued statements of operations for each of the three quarters ended during 2005:

2005 Quarters (Unaudited)

		1st Quarter			2nd Quarter			3rd Quarter
	Previously		As	Previously		As	Previously		As
	Reported		Restated	Reported		Restated	Reported		Restated

Revenues	$8,029		$8,029	$3,724		$3,724	$14,620		$14,620

Cost of sales	2,371		2,371	1,885		1,885	4,169		4,169

Gross profit	5,658		5,658	1,839		1,839	10,451		10,451

Operating expenses:
Selling, general and admin expenses	781,914		781,914	1,065,342		1,065,342	747,581		747,581
Research and development	104,099		104,099	70,365		70,365	89,303		89,303
Total operating expenses	886,013		886,013	1,135,707		1,135,707	836,884		836,884

Loss from operations before
other expense	(880,355)		(880,355)	(1,133,868)		(1,133,868)	(826,433)		(826,433)

Other expense:
Interest and financing expense	52,011		44,587	100,203		96,812	90,746		142,320

Derivative instrument (income) expense, net	-		(14,654)	-		261,422	-		585,595
Total other expense	52,011		29,933	100,203		358,234	90,746		727,915

Net loss	$(932,366)		$(910,288)	$(1,234,071)		$(1,492,102)	$(917,179)		$(1,554,348)

Basic and diluted loss per
common share	$(0.05)		$(0.05)	$(0.07)		$(0.09)	$(0.05)		$(0.09)

Weighted average common shares	17,254,416		17,254,416	17,394,350		17,394,350	17,547,605		17,547,605

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 4 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS - (cont’d)

2005 Year-to-Dates (Unaudited)

		3 Months Ended			6 Months Ended			9 Months Ended
		March 31, 2005			June 30, 2005			September 30, 2005
	Previously		As	Previously		As	Previously		As
	Reported		Restated	Reported		Restated	Reported		Restated

Revenues	$8,029		$8,029	$11,753		$11,753	$26,373		$26,373

Cost of sales	2,371		2,371	4,256		4,256	8,425		8,425

Gross profit	5,658		5,658	7,497		7,497	17,948		17,948

Operating expenses:
Selling, general and admin expenses	781,914		781,914	1,847,256		1,847,256	2,594,837		2,594,837
Research and development	104,099		104,099	174,464		174,464	263,767		263,767
Total operating expenses	886,013		886,013	2,021,720		2,021,720	2,858,604		2,858,604

Loss from operations before
other expense	(880,355)		(880,355)	(2,014,223)		(2,014,223)	(2,840,656)		(2,840,656)

Other expense:

Interest and financing expense	52,011		44,587	152,214		141,399	242,960		283,719

Derivative instrument (income) expense, net	-		(14,654)	-		246,768	-		832,363
Total other expense	52,011		29,933	152,214		388,167	242,960		1,116,082

Net loss	$(932,366)		$(910,288)	$(2,166,437)		$(2,402,390)	$(3,083,616)		$(3,956,738)

Basic and diluted loss per
common share	$(0.05)		$(0.05)	$(0.13)		$(0.14)	$(0.18)		$(0.23)

Weighted average common shares	17,254,416		17,254,416	17,324,969		17,324,969	17,400,272		17,400,272

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

As of December 31, 2005 the options to purchase 2,530,000 shares that vested at September 11, 2004 are valued (as fixed) at $1,066,395, the options to purchase 2,530,000 shares that vested at September 11, 2005 are valued (as fixed) at $1,529,132, and the options to purchase the final 2,540,000 shares (which vest on September 11, 2006) are valued at December 31, 2005 at $482,346. The total value of the deferred royalties, net of accumulated amortization of $515,068 is $2,562,805. The deferred royalties are being amortized over the term of the original NetLabs Agreement (10 years) which will terminate on August 31, 2013. For the year ended December 31, 2005, $484,647 of royalties was expensed, $475,448 was classified as short-term deferred royalties and the remainder of $2,087,357 was classified as long-term deferred royalties on the balance sheet. Measurement is based upon the Black-Scholes Model using the following assumptions:

	December 31,	December 31,	March 31,
	2004	2005	2006
Market share price	$ 0.72	$ 0.90	$ 0.22
Expected volatility	10.00%	29.00%	146.00%
Risk-free interest rate	3.75%	4.35%	4.82%
Expected life	5 years	5 years	5 years

NOTE 6 - PREPAID EXPENSES

At December 31, 2005, prepaid expenses consist of the following:

Consulting Services	$39,433
Short term portion of deferred financing costs	1,887
Other	22,600
Total	$63,920

Prepaid consulting services were derived from certain agreements. The first agreement relates to a one year agreement in May 2005 with a public relations firm in which the firm was compensated in the form

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 6 - PREPAID EXPENSES - (cont’d)

of a convertible note issued, in June 2005, valued at $33,000. Consulting costs of $11,000 have been deferred to 2006 (see Note 12). The second agreement relates to a one year agreement in November 2005 with a professional services firm for $5,000 that was paid in full in 2005. Consulting services of $4,167 have been deferred to 2006. The third agreement relates to an agreement in December 2005 with an investor relations firm that was compensated with stock valued at $36,400. Consulting costs of $24,267 have been deferred to 2006 (see Note 16). For the year ended December 31, 2005, the Company has recorded $34,967 of consulting expense based upon the terms of the agreements.

Deferred financing costs of $1,887 were derived from the remaining unamortized fair value of warrants issued relating to certain convertible notes, which are being amortized over the term of the agreements (see Note 13). For the year ended December 31, 2005, $1,887 was classified as short-term deferred financing costs on the balance sheet.

NOTE 7 - PROPERTY AND EQUIPMENT, NET

At December 31, 2005, property and equipment, at cost, consist of the following:

Computer equipment and software	$68,010
Furniture and fixtures	10,157
Office equipment	15,906
Website	13,426
Total property and equipment	107,499
Less: accumulated depreciation and amortization	(62,400)
Property and equipment, net	$45,099

Depreciation and amortization expense for the year ended December 31, 2005 and 2004 amounted to $27,071 and $19,937, respectively.

NOTE 8 -  INTANGIBLE ASSETS

At December 31, 2005, intangible assets (to be amortized after patents are obtained) consist of the following:

Patent (pending) technology	$ 4,329

In July 2002, the Company entered into negotiations with NetLabs.com, Inc. (“NetLabs”) to acquire certain patent pending technology of NetLabs. In December 2002, in accordance with the negotiations,NetLabs and the Company informally agreed to a payment of 7,516,998 shares of the Company’s common stock, valued at $3,758, to the majority owners of NetLabs. Concurrently with the agreement, the Company issued 600,000 shares of its common stock to the majority owners of NetLabs. Upon issuance of these shares, the majority owners of NetLabs obtained a controlling interest in the Company. The remaining 6,916,998 common shares due, in accordance with the agreement, were issued in March 2003, after approval by the State of New Jersey to increase the Company’s authorized shares from 1,000,000 shares to 20,000,000 shares. In February 2003, the Company agreed to issue an additional

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 8 -  INTANGIBLE ASSETS - (cont’d)

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

NOTE 9 - ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2005:

Salaries	$24,199
Interest	70,837
Commitment fees	25,000
Professional fees	46,150

Total accrued expenses	$166,186

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

In December 2004, in accordance with the signed Securities Purchase Agreement, the Company issued an 8% secured convertible debenture in the amount of $500,000 to Cornell. The conversion feature and the Company’s optional early redemption right have been bundled together as a single compound embedded derivative liability, and fair valued using a layered probability-weighted cash flow approach.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 10 - SECURED CONVERTIBLE NOTES PAYABLE - (cont’d)

In January 2005, in accordance with the signed Securities Purchase Agreement, the Company issued an 8% secured convertible debenture in the amount of $500,000 to Cornell.  The holder is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of this debenture, all or any part of the principal amount of the debenture, plus accrued interest, convertible into shares of the Company’s common stock at the price per share equal to the lesser of an amount equal to 120% of the initial bid price or an amount equal to 80% of the lowest volume weighted average price of the Company’s common stock for the last five trading days immediately preceding the conversion date.  If not converted at the holder’s option, the entire principal amount and all accrued interest shall be due to the holder on the third year anniversary of the debenture. The Company, at its option, may redeem, with fifteen days advance written notice, a portion or all outstanding convertible debenture.  The redemption price shall be 110% of the amount redeemed plus accrued interest. The conversion feature and the Company’s optional early redemption right have been bundled together as a single compound embedded derivative liability, and fair valued using a layered probability-weighted cash flow approach.

On April 27, 2005, the Company entered into an amended and restated 8% secured convertible debenture with Cornell (“Amended Cornell Debenture”) in the amount of $1,024,876, which terminated the two $500,000 debentures entered into with Cornell in December 2004 and January 2005. The new debenture entitles Cornell, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of this debenture, all or any part of the principal amount of the debenture, plus accrued interest, convertible into shares of the Company’s common stock at the price per share equal to the lesser of (i) the greater of $0.25 or an amount equal to 120% of the initial bid price or (ii) an amount equal to 80% of the lowest volume weighted average price of the Company’s common stock for the last five trading days immediately preceding the conversion date. If not converted at Cornell’s option, the entire principal amount and all accrued interest shall be due to the Cornell on the second year anniversary of the debenture.  The Company, at its option, may redeem, with fifteen days advance written notice, a portion or all outstanding convertible debenture. The redemption shall be 110% of the amount redeemed plus accrued interest remaining for the first six months of the executed debenture and after that time the redemption is 120% of the amount redeemed plus accrued interest remaining. The conversion feature and the Company’s optional early redemption right have been bundled together as a single compound embedded derivative liability, and fair valued using a layered probability-weighted cash flow approach.

On April 27, 2005, the Company entered into a Securities Purchase Agreement with Highgate pursuant to which the Company is to receive $750,000 in exchange for two 7% secured convertible debentures amounting to $750,000 that mature in 2 years, and the issuance of 150,000 shares of the Company’s common stock. The Securities Purchase Agreement provides for the execution of funding under two secured convertible debentures. The first debenture funding occurred upon the signing of the aforementioned Securities Purchase Agreement and the second debenture and funding occurred upon the filing of the Form SB-2. The Company issued the aforementioned securities to the investor pursuant to Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended (the “Act”), and/or Section 4 (2) of the Act. In addition, the Company has agreed to reserve for issuance an aggregate of 2,000,000 shares of the Company’s common stock, which may be adjusted from time to time as agreed upon by the parties, to be issued to the debenture holder upon conversion of accrued interest and liquidated damages into common stock and additional shares of common stock required to be issued to the debenture holder in accordance with the Securities Purchase Agreement. The 2,000,000 shares were not registered in the Form SB-2. Additionally, in accordance with the Securities Purchase Agreement, the Company is required to maintain in escrow and register with the SEC five times the number of shares of common stock that would be needed to satisfy the full conversion of all such Convertible Debentures outstanding (currently 6,510,000 shares in reserve) and to issue additional shares as needed if the number of shares in escrow becomes less than that required. Further, following a notice of conversion, the investors may sell escrowed shares in the registered distribution before they are actually delivered, but, the investors will not engage in short sales. The terms of the secured debentures contain a limitation for  the life of the debentures that precludes conversion when the amount of shares already owned by Cornell and Highgate, plus the amount of shares still outstanding to be converted, would exceed 4.99%. The limitation may be waived by Cornell upon 61 days advance written notification to the Company and by Highgate upon 65 days advance written notification to the Company. In addition both Cornell and Highgate have the option to continue converting afte maturity, utilizing the same procedure and limitation.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 10 - SECURED CONVERTIBLE NOTES PAYABLE - (cont’d)

The aforementioned debentures bear interest at a rate of 7% per annum, compounded monthly, and expire 2 years after the date of issuance. The debentures are convertible into shares of the Company’s common stock at a conversion price equal to the lesser of (i) 120% of the average closing bid price for the 5 trading days immediately preceding the closing date; or (ii) 80% of the lowest closing bid price for the 5 trading days immediately preceding the date of conversion. In addition, the Company has the right to redeem the debentures, at any time prior to its maturity, upon 3 business day’s prior written notice to the holder. The redemption price is equal to 120% of the face amount redeemed plus accrued interest. In the event that the Company redeems the debentures within 180 days after the date of issuance, the redemption price shall be 110% of the face amount redeemed plus accrued interest. Interest expense for the three secured convertible debentures for the year ended December 31, 2005 was approximately $358,968. The conversion feature and the Company’s optional early redemption right have been bundled together as a single compound embedded derivative liability, and fair valued using a layered probability-weighted cash flow approach.

The Security Agreement contains certain negative covenants that will remain in effect until the repayment obligations pursuant to the convertible debenture have been satisfied. In accordance with the agreement, the Company may not, without Highgate’s written consent, directly or indirectly permit to exist any assignment, transfer, pledge, mortgage, security interest or other lien or encumbrance in or against any part of the pledged property, assign, pledge or in any way transfer or encumber Highgate’s right to receive any income or other distribution from any part of the pledged property, enter into any sale-leaseback financing respecting any part of the pledged property, materially change the Company’s ownership, executive staff or management, including the CEO and CFO; declare or pay any dividend of any kind, in cash or in property, on any class of the Company’s capital stock, or make any distribution of any kind in respect thereof, or make any payments in respect of any pension, profit sharing, retirement, stock option, stock bonus, incentive compensation or similar plan, without the prior written consent of Highgate. In addition, the Company may not guarantee or be liable in any manner, whether directly or indirectly, or become contingently liable after the date of the Security Agreement in connection with the indebtedness of any person, except for (i) the indebtedness currently secured by the liens identified on the pledged property and (ii) the endorsement of negotiable instruments payable to us for deposit or collection in the ordinary course of business. Further, the Company may not: make any loan, advance or extension of credit to any person other than in the normal course of the Company’s business, and create, incur, or assume any additional indebtedness of any description whatsoever in an aggregate amount in excess of $25,000, excluding trade accounts payable and accrued expenses incurred in the ordinary course of business. In addition, the Company may continue to accept debt and/or convertible debt investments from accredited investors for a maximum total of up to $2,000,000, providing no terms are better than the Cornell and Highgate convertible debenture terms. The Company has paid $75,000 for structuring fees and expenses and $5,000 for commitment fees related to this Securities Purchase Agreement.The notes are presently stated on a net to fair value basis. At December 31, 2005, the fair value of the notes was $600,675 for Cornell and $413,065 for Highgate, respectively.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 11 - FINANCIAL INSTRUMENTS

The secured convertible notes payable are hybrid instruments which contain an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under SFAS No. 133. The embedded derivative feature has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability". The embedded derivative feature includes the conversion feature within the note and an early redemption option. The value of the embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the notes, or 12 months.

The secured convertible debentures issued to Cornell and Highgate have been accounted for in accordance with SFAS 133 and EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.

The Company has identified the above instruments having derivatives that require evaluation and accounting under the relevant guidance applicable to financial derivatives. These compound embedded derivatives have been bifurcated from their respective host debt contracts and accounted for as derivative liabilities in accordance with EITF No. 00-19. When multiple derivatives exist within Convertible Notes, they have been bundled together as a single hybrid compound instrument in accordance with SFAS No. 133 Derivatives Implementation Group Implementation Issue No. B-15, “Embedded Derivatives: Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument”.

The compound embedded derivatives within the secured convertible notes have been recorded at fair value at the date of issuance; and are marked-to-market each reporting period with changes in fair value recorded to the Company’s statement of operations as “Derivative instrument expense, net”. The Company has utilized a third party valuation consultant to fair value the compound embedded derivatives using a layered discounted probability-weighted cash flow approach.

The fair value of the derivative liabilities are subject to the changes in the trading value of the Company’s common stock, as well as other factors. As a result, the Company’s financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Company’s stock at the balance sheet date and the amount of shares converted by note holders. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

NOTE 12 -  CONVERTIBLE NOTES PAYABLE

In January 2005, the Company executed an 8% convertible debenture in the amount of $125,000 with an investor. Now that the Form SB-2 has been declared effective, the holder is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of the debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at the price of $0.90 per share. If not converted at the holder’s option, the entire principal amount and all accrued interest shall be due to the holder on the first year anniversary of the debenture. The note was amended in March 2006 to extend the due date to January 26, 2007 (see Note 22).

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 12 - CONVERTIBLE NOTES PAYABLE - (cont’d)

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

NOTE 13 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

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

NOTE 13 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES - (cont’d)

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

In September 2005, the Company executed an 8% convertible promissory note in the amount of $5,000 with a relative of the Chief Financial Officer. The principal shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of December 31, 2005 or later if agreed upon by the individual and the Company. In December 2005, the maturity date of the note was extended to March 31, 2006. In March 2006, the maturity date of the note wasextended to September 30, 2006.

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

NOTE 13 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES - (cont’d)

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

NOTE 14 - NOTES PAYABLE - RELATED PARTIES

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

NOTE 15 -  OBLIGATIONS UNDER CAPITAL LEASES

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

NOTE 15 -  OBLIGATIONS UNDER CAPITAL LEASES - (cont’d)

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

NOTE 16 - COMMITMENTS AND CONTINGENCIES

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

NOTE 16 - COMMITMENTS AND CONTINGENCIES - (cont’d)

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

Significant Customers

Financial instruments, which may expose the Company to concentrations of credit risk, consist primarily of accounts receivable. As of December 31, 2005 and 2004, five customers represented 100% and one customer represented 100% of the total accounts receivable, respectively. For the year ended December 31, 2005, the Company had two unrelated customers, which accounted for 21% and 24%, respectively, of total revenue. For the year ended December 31, 2004, the Company had three unrelated customers, which accounted for 21%, 30%, and 31%, respectively, of total revenue.

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

During 2003, the Company entered into various three-year employment agreements with employees of the Company, commencing June 16, 2003, and expiring at various dates through October 14, 2006. The Company is required to pay salaries and severance payments, as defined in the individual employment agreements. In addition, two of the agreements each provide options to purchase 100,000 shares of the Company’s common stock on a fully converted, fully diluted basis after the completion of the funding round. The options have an exercise price of $1.00, a term of 10 years from the vesting date, and shall vest over a three year period, beginning one year from the anniversary date. One agreement provides options to purchase 130,000 shares of the Company’s common stock on a fully converted, fully diluted basis after the completion of the funding round. The options have an exercise price of $1.00, a term of 10

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 16 - COMMITMENTS AND CONTINGENCIES - (cont’d)

Employment Agreements - (cont’d)

years from the vesting date, and shall vest over a three year period, beginning one year from the anniversary date.
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

NOTE 16 - COMMITMENTS AND CONTINGENCIES - (cont’d)

Finder’s Agreement - (cont’d)

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

Consulting Agreement

In October 2005, the Company engaged the investment banking services of a consulting firm as placement agent on a best-efforts basis to arrange the sale of senior debt and or equity-linked securities including convertible debt on behalf of the Company in an amount of $5,000,000. To date, no funds have been raised pursuant to this agreement. The terms of the agreement provide for the placement agent to act on behalf of the Company as its exclusive placement agent with an authorization period of one year, subject to termination upon ten days’ notice by the Company. The Agreement required the Company to pay to the placement agent a non-refundable retainer fee in the form of common stock warrants to purchase 400,000 shares of the Company’s common stock at an exercise price of $0.75 per share, the value of which (based on Black-Scholes) was $149,200 and expensed as consulting expense in 2005. The retainer Warrants shall be exercisable after the date of issuance and shall expire five (5) years after the date of issuance, unless extended by the Company. In April 2006, the Company and the placement agent amended the agreement in order to waive the exclusivity clause. In exchange for the waiver, the Company has agreed to reduce the exercise price of the 400,000 warrants to $0.50 per share (see Note 22). The placement agent is also entitled to receive certain cash compensation and warrants in connection with the closing of any financings arranged by the placement agent.

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

NOTE 17 -  REGISTRATION STATEMENT AND MARKET

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

NOTE 18 -  STOCKHOLDERS’ EQUITY

Issuance of Stock for Services

In June 2004, the Company retained a financial advisory firm as a business consultant to assist in a variety of areas relating to financing, strategic and related development growth of the Company. The term of the engagement was fourteen months and the engagement expired on June 30, 2005. Transactions consummated within the subsequent period following the expiration of the agreement may have fees due and payable to the financial advisory firm. Under the terms of the agreement the Company issued 800,000 shares of the Company’s common stock as a commencement bonus. The value of the services is not stated in the agreement, therefore the Company has determined the services shall be measured based upon the fair value of the shares issued, which was $576,000 and has been recorded as a consulting expense for the year ended December 31, 2004. As of December 31, 2005, no fees were due to the consultant by the Company related to this Agreement. This commencement bonus is fully paid for, non-assessable, non-refundable, non-apportionable and non-ratable and is not a prepayment for future services. The Company included all shares issued to the consultant in the registration statement filed by the Company with the SEC. Additionally, if the consultant introduces the Company to a lender, equity purchaser or merger/acquisition candidate, not already having a preexisting relationship with the Company, the Company agrees to pay the consultant a finder’s fee of 5% of the total gross funding, in payment for the consultant’s services to help secure the financing. Also, if the consultant, through an intermediary, establishes a financing arrangement for the Company, then the consultant will be entitled to a 2.5% finder’s fee.

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

In January 2005, the Company entered into a consulting agreement with an unrelated corporation that will provide financial advisory services. The consultant was paid an engagement fee of $5,000 in February, 2005 and issued 33,333 shares of common stock. The value of the services is not stated in the agreement, therefore the Company has determined the services shall be measured based upon the fair value of the shares issued, which is a per share price of $0.90 in March 2005. In addition to the engagement fee, the consultant shall be paid a cash success fee equal to 7% of the total funds raised in each round of investments and warrants in the Company (priced at the current round which is set at $0.90 per share) and equal to 7% of the total funds raised in each round. The warrants shall have an expiration date of five years from the closing of the warrants in the Company. Out-of-pocket expenses regarding travel and incidentals shall be reimbursed to the consultant by the Company at a cost not to exceed

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 18 -  STOCKHOLDERS’ EQUITY - (cont’d)

Issuance of Stock for Services - (cont’d)

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

NOTE 18 -  STOCKHOLDERS’ EQUITY - (cont’d)

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

 Issuance of Warrants for Services

In October 2005, in accordance with a consulting agreement with an investment banking services firm executed in October 2005, the Company issued to the firm a non-refundable retainer fee of common stock warrants to purchase 400,000 shares of the Company’s common stock at an exercise price of $0.75 per share with a term of five years (see Note 16). In April 2006, the Company and the placement agent amended the agreement in order to waive the exclusivity clause. In exchange for the waiver, the Company has agreed to reduce the exercise price of the 400,000 warrants to $0.50 per share (see Note 22). For the year ended December 31, 2005, the Company expensed $141,664 of consulting expense

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 18 -  STOCKHOLDERS’ EQUITY - (cont’d)

Issuance of Warrants for Services - (cont’d)

related to the agreement.

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

Warrant Agreements

At December 31, 2005, the Company has warrants issued related to its convertible notes payable - related parties. All the warrants entitle the note holders to purchase the Company’s common stock at $1.00 per share for each warrant received and have an exercise term of ten years. At December 31, 2005, the warrants outstanding are 31,000 which expire in the year 2013, 16,500 which expire in the year 2014 and 21,700 which expire in the year 2015. In the event that any portion of the warrants remain unexercised as of the expiration date, and the market price of the Company’s common stock as of theexpiration date is greater than the exercise price as of the expiration date, then the warrant will be deemed to have been exercised automatically for the maximum number of shares then purchasable.

Standby Equity Distribution Agreement

On December 20, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell shares of common stock, for a maximum draw down of $500,000, per advance, once

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 18 -  STOCKHOLDERS’ EQUITY - (cont’d)

Standby Equity Distribution Agreement - (cont’d)

registration is determined effective by the SEC, for a total purchase price of up to $10,000,000. For each share of common stock purchased under the Standby Equity Distribution Agreement, the investor will pay 98% of the lowest volume weighted average price of the common stock during the five consecutive trading days immediately following the notice date. In addition, Cornell will retain 5% of each advance under the Standby Equity Distribution Agreement. The Company’s obligation to issue shares is essentially limitless. Cornell received 540,000 shares of common stock as a commitment fee.

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

NOTE 19 -  INCOME TAXES

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

As of December 31, 2005 and 2004, the Company had deferred tax assets of approximately $2,900,000 and $1,500,000, respectively, resulting from temporary differences and net operating loss carry-forwards of approximately $7,500,000 and $3,798,000, respectively, which are available to offset future taxable income, if any, through 2025. As utilization of the net operating loss carry-forwards and temporary difference is not assured, the deferred tax asset in both years has been fully reserved through the recording of a 100% valuation allowance.

The tax effects of temporary differences, loss carry-forwards and the valuation allowance that give rise to deferred income tax assets at December 31, 2005 are as follows:

Temporary differences:
Net operating losses and deferred expenses	$2,900,000
Less valuation allowance	(2,900,000)
Deferred tax assets	$-
The reconciliation of the effective income tax rate to
the federal statutory rate for the period ended
December 31, 2005 is as follows:
Federal income tax rate	34.0%
Change in valuation allowance on net operating
loss carry-forwards	(34.0)%
Effective income tax rate	0.0%

NOTE 20 - RELATED PARTY TRANSACTIONS

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

NOTE 21 - STOCK OPTIONS

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

Non-Incentive Plan Stock Option Grants

As of December 31, 2005, the Company had outstanding an aggregate of 7,618,889 non-plan, non-qualified options for non-employees and no outstanding incentive options outside of the Plan. The exercise price for 7,600,000 of the options is $0.36 (see Note 5) and for 18,889 of the options is $0.90 (see Note 18).

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 21 - STOCK OPTIONS - (cont’d)

Non-Incentive Plan Stock Option Grants - (cont’d)

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

NOTE 22 - SUBSEQUENT EVENTS

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

In March 2006, Highgate converted $75,000 of the April 27, 2005 debenture into 575,980 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement (see Note 10). The conversions were made on March 1, 2006 for $25,000 into 208,333 shares of common stock at a

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 22 - SUBSEQUENT EVENTS - (cont’d)

Secured Convertible Notes Payable - Conversions - (cont’d)

conversion price of $0.120 per share and on March 2, 2006 for $50,000 into 367,647 shares of common stock as a conversion price of $0.136 per share.

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

In March 2006, the Company extended the maturity date of the convertible debenture that was executed in January 2005 with an investor for $125,000 (see Note 12) to January 26, 2007. In connection with the extension, the Company issued to the investor an aggregate of 45,000 warrants with an exercise price of $0.20 per share and an expiration date of January 26, 2009.

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

In February 2006, the Company executed a convertible promissory note in the amount of $28,000 with its CEO. The convertible note payable bears interest equal to the CEO’s private banking account monthly lending rate. The principle due hereunder shall be payable in full in immediately available funds of onemillion dollars or more through any sales or investment by the end of December 31, 2006 or later if agreed upon by the CEO and the Company.

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

NOTE 22 - SUBSEQUENT EVENTS - (cont’d)

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

NOTE 22 - SUBSEQUENT EVENTS - (cont’d)

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

NOTE 22 - SUBSEQUENT EVENTS - (cont’d)

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

Representation Agreement

In February 2006, the Company executed an agreement with a firm as a representative whereby the firm shall provide business development services to expand the Company’s sales and marketing efforts primarily in South America and Mexico. As compensation for the services, the firm shall receive a fee of $10,000 per month beginning on February 15, 2006. For the initial four months of the agreement, the fee will be in the form of the Company’s common stock. For the second four months of the agreement, the fee shall be paid as $5,000 cash and $5,000 in the form of the Company’s common stock. The stock price will be calculated based upon the ten days average bid price, prior to the 15th of each month, with the lowest bid price no lower than $0.25 per share. The shares are restricted and have piggy back registration rights upon the next registration statement filed by the Company. There shall be no fee for the last four months of the agreement’s first year. The firm shall also receive a commission of 10% of the net sales from introduced customers. The term of the agreement is perpetual with thirty day written termination rights retained by both the Company and the firm. In March 2006, the agreement was amended to expand the territory outside of South America and Mexico on a case by case basis with written approval required by both the Company and the firm. The Company also executed a consultant agreement with the firm in January 2006 (see Note 22 below).

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

In January 2006, the Company executed a consultant agreement with a consulting firm whereby the firm will introduce to the Company potential purchasers of the Company’s equity or debt. The Company shallpay a placement fee to the consultant in the amount of 6% of the gross subscription proceeds of an equity and/or debt offering by the Company from purchasers introduced directly by the consultant. Either the Company or the consultant may terminate the agreement upon thirty day’s prior written notice. The Company also executed a representation agreement with the firm in February 2006 (see Note 22 above).

In March 2006, the Company executed a consulting agreement with its public relations firm whereby the firm shall provide public relations consulting services in addition to the services defined in an April 2005 engagement letter. As compensation for the providing the additional services, the firm shall receive a

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 22 - SUBSEQUENT EVENTS - (cont’d)

Consultant Agreements - (cont’d)

monthly fee of $5,000 in the form of the Company’s common stock at a value based upon a 20% discount to the market value of the Company’s common stock on the last trading day of each month. The shares shall be restricted and have piggy back registration rights upon the next registration statement filed by the Company. The term of the agreement is for six months with automatic renewal terms until either the Company or the firm provides the other party with at least thirty day’s written notice of its intent to terminate the agreement.

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

In April 2006, the Company amended the placement agent agreement signed in October 2005 with an investor relations consulting firm (see Note 16). The amendment waives the consultant’s exclusivity clause from the agreement in exchange for the Company’s agreement to lower the price of the 400,000 warrants provided to the consultant to $0.50 per share from $0.75 per share.

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

Issuance of Stock for Services

In April 2006, the Company entered into a consulting agreement with an advisory firm, whereas the services include a review and advice concerning the technical design of existing and planned products or services, business development, sales assistance, financing advice, consulting services, market development and public relations, advising on issues regarding corporate structure, stock option plans and introducing the Company to potential investors. The term of this agreement is one year, ending

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 22 - SUBSEQUENT EVENTS - (cont’d)

Issuance of Stock for Services - (cont’d)

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

As a result of our review we have concluded that our previous derivative accounting policies were not adequate and a communication failure resulted in not properly adjusting for the embedded derivatives.

In light of the above, we have determined to restate our financial statements for the years ending December 31, 2005 and 2004 to correct accounting for derivatives.

Further, we concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at December 31, 2005. More specifically, our failure to maintain affective controls over the selection, application and monitoring of our accounting policies to assure that certain transactions were accounted for in conformity with generally accepted accounting principles resulted in a failure during 2004 and 2005 to record an appropriate derivative liability, deemed interest expense associated with the derivative liability and related charges associated with changes in the value of embedded derivatives, arising from the issuance during 2004 and 2005.

Remediation of Material Weaknesses

The Company has taken the following steps to address the specific problems identified:

a) the Company has engaged an independent CFA to analyze the valuations pertaining to the embedded derivatives associated with the financial instruments;

b) all non-routine transactions will be reviewed by our Chief Financial Officer and controller before they are completed;

c) our Chief Financial Officer will monitor our accounting policies to assure proper accounting of financial derivates and other unusual transactions on an ongoing basis;

d) the Company will subscribe to professional publications that discuss new accounting rules and regulations;

e) the Company will work with an accounting firm (other than the Company’s auditors) to consult with on accounting issues;

f) members of the Company’s accounting management will attend financial related seminars.

Based upon the above, we believe we have set a plan in motion to correct any significant deficiencies or material weaknesses or other factors that could significantly affect these controls. Therefore the Company believes it will have proper controls and procedures in place to deal with these transactions on a go-forward basis.

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

STRIKEFORCE TECHNOLOGIES, INC.

Dated: June 7 , 2006	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: June 7 , 2006	By:	/s/ Mark Joseph Corrao
Mark Joseph Corrao
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Mark L. Kay Name: Mark L. Kay	Director	June 7 , 2006

/s/Mark Joseph Corrao Name: Mark Joseph Corrao	Director	June 7 , 2006

/s/Robert Denn Name: Robert Denn	Director	June 7 , 2006

/s/Ramarao Pemmaraju Name: Ramarao Pemmaraju	Director	June 7 , 2006

/s/George Waller Name: George Waller	Director	June 7 , 2006