Form 10QSB/A
period 2006-03-31
StrikeForce Technologies Inc.
filed 2006-06-28
CIK 1285543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment 1
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

Purpose of Amendment

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-QSB/A is to restate the Company’s financial statements for the quarters ended March 31, 2006 and 2005 (the “Financial Statements”) and to modify the related disclosures. Please see Note 4 to the Financial Statements included in the amended Form 10-QSB/A. The restatement arose primarily from the Company’s determination that it had not accounted for the derivative financial instruments associated with the Convertible Secured Notes entered into in December 2004 and January, April and May 2005, although the Company believed that it had accounted for these financial instruments in accordance with generally accepted accounting principles and industry standards at that time. The Company has determined that the fair value of the derivatives should have been initially recorded as a liability, with any changes in the fair value of the derivatives between reporting dates as a derivative loss or gain, as appropriate. This Amendment No. 1 reflects this accounting.

This amended Form 10-QSB/A does not attempt to modify or update any other disclosures set forth in the original Form 10-QSB, except as required to reflect the effects of the restatement as described in Note 4 to the Financial Statements included in the amended Form 10-QSB/A. Additionally, this amended Form 10-QSB/A, except for the restatement information, speaks as of the filing date of the Form 10-KSB/A and does not update or discuss any other Company developments after the date of the original filing. All information contained in this amended Form 10-QSB/A and the original Form 10-QSB is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the original filing date with the Securities and Exchange Commission.

STRIKEFORCE TECHNOLOGIES, INC.
TABLE OF CONTENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(UNAUDITED)

Page Number

Financial Statements

Balance sheet at March 31, 2006 (Restated) and December 31, 2005	F-1

Statement of operations for the three months ended March 31, 2006 and 2005 (Restated)	F-2

Statement of stockholders’ deficiency for the three months ended March 31, 2006 (Restated)	F-3

Statement of cash flows for the three months ended March 31, 2006 (Restated) and December 31, 2005	F-4

Notes to financial statements (Restated)	F-5 - F-35

STRIKEFORCE TECHNOLOGIES, INC.
BALANCE SHEET

ASSETS
	March 31,
	2006	December 31,
	(As Restated)	2005
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$1,488	$77,094
Accounts receivable, net	13,918	1,883
Short-term portion of deferred royalties	304,861	475,448
Prepaid expenses	44,996	63,920
Total current assets	365,263	618,345

Property and equipment, net	41,044	45,099
Long-term portion of deferred royalties	1,956,188	2,087,357
Intangible assets, net	4,329	4,329
Security deposit	8,684	8,684
Total Assets	$2,375,508	$2,763,814

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Convertible notes payable	$158,000	$33,000
Convertible notes payable - related parties	540,500	427,500
Notes payable - related parties	374,000	189,000
Capital leases payable	29,199	25,243
Accounts payable	291,656	205,654
Accrued expenses	238,186	166,186
Payroll taxes payable	46,053	58,175
Due to employees	38,305	32,122
Total current liabilities	1,715,899	1,136,880

Secured convertible notes payable	1,035,173	1,013,740
Derivative financial instrument	1,657,569	1,972,288
Convertible notes payable	485,000	510,000
Long-term portion of capital leases payable	20,530	26,383
Total Liabilities	4,914,171	4,659,291

Commitments and contingencies

Stockholders' Deficiency
Preferred stock, par value $0.10 - 10,000,000 shares authorized,
-0- issued and outstanding	-	-
Common stock, par value $0.0001 - 100,000,000 shares
authorized, 21,269,565 and 18,454,250 issued and outstanding, respectively	2,127	1,846
Additional paid-in capital	8,165,327	7,326,491
Accumulated deficit	(10,706,117)	(9,223,814)
Total Stockholders' Deficiency	(2,538,663)	(1,895,477)
Total Liabilities and Stockholders' Deficiency	$2,375,508	$2,763,814

See notes to the  financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(UNAUDITED)

	2006	2005
	(As Restated)	(As Restated)

Revenues	$14,589	$8,029

Cost of sales	2,007	2,371

Gross profit	12,582	5,658

Operating expenses:
Selling, general and administrative expenses	1,239,763	781,914
Research and development	104,595	104,099
Total operating expenses	1,344,358	886,013

Loss from operations before other expense	(1,331,776)	(880,355)

Other expense:
Interest and financing expense	170,675	44,587
Derivative instrument (income) expense, net	(20,148)	(14,654)
Total other expense	150,527	29,933

Net loss	$(1,482,303)	$(910,288)

Basic and diluted loss per common share	$(0.07)	$(0.05)

Weighted average number of common shares outstanding	19,803,844	17,254,416

See notes to the  financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(AS RESTATED)
(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficiency
Balance at December 31, 2005	18,454,250	$1,846	$7,326,491	$(9,223,814)	$(1,895,477)

Sale of units containing shares and warrants for cash	374,243	37	155,963	-	156,000

Issuance of shares from conversions of notes payable and interest	1,864,507	186	409,169		409,355

Issuance of shares for consulting services	576,565	58	144,962		145,020

Issuance of warrants in connection with convertible notes payable	-	-	20,363	-	20,363

Issuance of warrants in connection with consulting services	-	-	93,156	-	93,156

Repricing of warrants issued in connection with consulting services	-	-	186,800	-	186,800

Revaluation of stock options granted for future royalties	-	-	(218,186)	-	(218,186)

Employee stock option compensation	-	-	46,609	-	46,609

Net loss	-	-	-	(1,482,303)	(1,482,303)

Balance at March 31,2006	21,269,565	$2,127	$8,165,327	$(10,706,117)	$(2,538,663)

See notes to the  financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(UNAUDITED)

	2006
	(As Restated)	2005
Cash flows from operating activities:
Net loss	$(1,482,303)	$(910,288)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	6,626	5,959
Amortization of deferred financing costs	3,721	-
Professional fees through issuance of common stock, options and warrants	422,342	72,000
Amortization of discount on convertible notes	136,217	33,422
Royalty expense paid through issuance of stock options	83,570	118,789
Mark to market on derivative financial instrument expense	(20,148)	(14,654)
Employee stock option compensation	46,609	-
Changes in assets and liabilities affecting operations:
Accounts and other receivable, net	(12,035)	(3,651)
Prepaid expenses	1,800	(4,698)
Accounts payable	86,003	9,312
Accrued expenses	108,400	(86,853)
Payroll taxes payable	(12,122)	10,026
Due to employees	6,180	(2,833)
Net cash used in operating activities	(625,140)	(773,469)

Cash flows from investing activities:
Investment in website	(750)	-
Purchases of property and equipment	(1,820)	(10,286)
Net cash used in investing activities	(2,570)	(10,286)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	156,000	68,550
Proceeds from convertible notes payable	100,000	860,000
Proceeds from convertible notes payable - related parties	113,000	-
Proceeds from notes payable - related parties	185,000	-
Payments on secured convertible notes payable	-	-
Payments on convertible notes payable - related parties	-	-
Payments on notes payable - related parties	-	(7,500)
Principal payments for capital leases	(1,896)	(5,033)
Net cash provided by financing activities	552,104	916,017

Net (decrease) increase in cash	(75,606)	132,262

Cash, beginning of period	77,094	103,745

Cash, end of period	$1,488	$236,007

Supplemental disclosure of cash flow information:
Interest expense	$41,845	$11,646
Income taxes	$-	$-

Supplemental schedule of non-cash activities:
Revaluation of stock options issued for deferred royalties	$(218,186)	$954,174
Net increase in discount on notes payable	$-	$111,950
Warrants issued in connection with consulting services	$20,363	$-
Conversion of convertible promissory notes payable
into common stock	$114,784	$-
Issuance of common stock for accrued services	$36,400	$-

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

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2005 as included in the Company’s report on Form 10-KSB/A as amended and filed on June 7, 2006.

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

f)	New accounting pronouncements

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

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (cont’d)

f)	New accounting pronouncements - (cont’d)

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

g)	Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

h)	Discount on debt

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

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (cont’d)

i)	Derivatives

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

j)	Financial instruments

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

The fair value model utilized to value the various compound embedded derivatives in the secured convertible notes comprises multiple probability-weighted scenarios under various assumptions reflecting the economics of the secured convertible notes, such as the risk-free interest rate, expected Company stock price and volatility, likelihood of conversion and or redemption, and likelihood of default status and timely registration. At inception, the fair value of the single compound embedded derivative was bifurcated from the host debt contract and recorded as a derivative liability which resulted in a reduction of the initial notional carrying amount of the secured convertible notes (as unamortized discount which will be amortized over the term of the notes under the effective interest method).

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(UNAUDITED)

NOTE 3 -  STOCK BASED COMPENSATION

The Company has one equity compensation plan for employees. The plan authorizes the granting of stock options consistent with the purpose of the plan (see Note 21 to the Company’s consolidated financial statements included in the 2005 Annual Report). The number of shares authorized for issuance under the Company’s plan as of March 31, 2006 totaled 5,000,000, of which 3,170,000 shares were available for future issuance. Stock options granted under the plan are typically granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options also generally vest over a period of three years with respect to grants made to employees. Options typically expire ten years from the date of grant.

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

Had the Company used the fair value based accounting method for stock compensation expense prescribed by SFAS Nos. 123 and 148 for the first quarter ended March 31, 2005, the Company’s consolidated net loss and net loss per share would have been reduced to the pro-forma amounts illustrated as follows:

	2005
Net loss, as reported (restated)		$(910,288)

Stock based compensation (benefits) cost included in the determination of net income as reported		118,789

Stock-based compensation cost determined under the fair value method		(161,411)

Pro forma net loss (restated)		$(952,910)
Net loss per share:
Basic and diluted - as reported (restated) Basic and diluted - pro forma (restated)	$ $	(0.05 (0.06	) )

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

The adoption of SFAS No. 123R decreased the Company’s first quarter 2006 reported operating income and net income by $46,609. The expense is classified as selling, general and administrative expense on the statement of operations.

For the three months ended March 31, 2006, there was $494,150 of compensation cost for share-based payment arrangements recognized in general and administrative expenses by the Company.

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

2004 Equity Incentive Plan - (cont’d)

unissued shares or issued shares, which have been reacquired by the Company. All options vest equally over a three year period beginning one-year from the grant.

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

NOTE 4 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company's management determined that the Company should restate previously issued financial statements for the quarters ended March 31, 2005 and 2006 to correct for errors in the accounting for embedded derivative instruments within the Company’s secured convertible debt that required the Company to bifurcate them and account for them separately as derivative instrument liabilities. The

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(UNAUDITED)

NOTE 4 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS - (cont’d)

following provides a more detailed discussion of the restatement along with a comparison of the amounts previously reported in the Balance Sheet for March 31, 2006, and Statements of Operations in the Company’s Quarterly Report on Form 10-QSB for the periods ended March 31, 2006 and 2005.

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

The effect on the Company’s accompanying balance sheet as of March 31, 2006, was an increase in assets of $317, an increase in liabilities of $1,287,383 and an increase in stockholders' deficiency of $1,287,066. The effect on the Company’s statement of operations for the quarter ended March 31, 2006 was an increase in the net loss of $91,694. Basic and diluted loss per common share for the quarter ended March 31, 2006 did not change.

The effect on the Company’s accompanying balance sheet as of March 31, 2005, was a decrease in assets of $225,692, a decrease in liabilities of $21,912 and corresponding decrease in stockholders' equity of $203,787. The effect on the Company’s statement of operations for the quarter ended March 31, 2005 was a decrease in the net loss of $22,078.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(UNAUDITED)

NOTE 4 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS - (cont’d)

The adoption of SFAS No. 123R decreased the Company’s first quarter 2006 reported operating income and net income by $46,609 which was recorded as stock option expense and is classified as selling, general and administrative expense on the restated statement of operations.

For the three months ended March 31, 2006, the Company has recorded an additional $16,800 of miscellaneous expense and is classified as selling, general and administrative expense on the restated statement of operations.

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

REMAINDER OF PAGE LEFT BLANK INTENTIONALLY

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(UNAUDITED)

NOTE 4 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS - (cont’d)

The following is a summary of the effect of the restatement on the originally issued balance sheets, statements of operation and statements of cash flows for the quarters ended March 31, 2006 and 2005.

BALANCE SHEETS
As of March 31, 2006 and 2005

	Previously Reported 2006	As Restated 2006	Previously Reported 2005	As Restated 2005
ASSETS
Current Assets:
Cash and cash equivalents	$1,488	$1,488	$236,007	$236,007
Accounts receivable, net	13,918	13,918	16,349	16,349
Short-term portion of deferred royalties	318,210	304,861	356,368	356,368
Prepaid expenses	44,996	44,996	193,309	130,811
Total current assets	378,612	365,263	802,033	739,535

Property and equipment, net	41,044	41,044	47,557	47,557
Long-term portion of deferred financing costs	-	-	163,194	-
Long-term portion of deferred royalties	1,942,522	1,956,188	3,642,869	3,642,869
Intangible assets, net	4,329	4,329	4,329	4,329
Security deposit	8,684	8,684	8,684	8,684
Total Assets	$2,375,191	$2,375,508	$4,668,666	$4,442,974

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)
Current Liabilities:
Convertible notes payable	$158,000	$158,000	$125,000	$125,000
Convertible notes payable - related parties	540,500	540,500	247,500	247,500
Notes payable - related parties	374,000	374,000	196,200	196,200
Capital leases payable	30,044	29,199	18,013	18,013
Accounts payable	291,656	291,656	131,042	131,042
Accrued expenses	372,335	238,186	67,217	48,039
Payroll taxes payable	46,053	46,053	62,956	62,956
Due to employees	38,305	38,305	1,160	1,160
Total current liabilities	1,850,893	1,715,899	839,088	829,910

Secured convertible notes payable	1,271,210	1,035,173	1,000,000	700,916
Derivative financial instrument	-	1,657,569	-	365,143
Convertible notes payable	485,000	485,000	235,000	235,000
Long-term portion of capital leases payable	19,685	20,530	50,780	50,780
Total Liabilities	3,626,788	4,914,171	2,134,868	2,181,749

Commitments and contingencies

Stockholders' Equity (Deficiency)
Preferred stock, par value $0.10	-	-	-	-
Common stock, par value $0.0001	2,127	2,127	1,729	1,729
Additional paid-in capital	8,402,824	8,165,327	7,468,672	7,218,673
Accumulated deficit	(9,656,548)	(10,706,117)	(4,936,603)	(4,959,177)
Total Stockholders' Equity (Deficiency)	(1,251,597)	(2,538,663)	2,533,798	2,261,225
Total Liabilities and Stockholders' Equity (Deficiency)	$2,375,191	$2,375,508	$4,668,666	$4,442,974

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(UNAUDITED)

STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2006 and 2005

	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
	2006	2006	2005	2005

Revenues	$14,589	$14,589	$8,029	$8,029
Cost of sales	2,007	2,007	2,371	2,371
Gross profit	12,582	12,582	5,658	5,658

Operating expenses:

Selling, general and administrative expenses	1,177,671	1,239,763	781,914	781,914
Research and development	104,595	104,595	104,099	104,099
Total operating expenses	1,282,266	1,344,358	886,013	886,013
Loss from operations before other expense	(1,269,684)	(1,331,776)	(880,355)	(880,355)

Other expense:
Interest and financing expense	120,925	170,675	52,011	44,587
Derivative instrument expense, net	-	(20,148)	-	(14,654)
Total other expense	120,925	150,527	52,011	29,933

Net loss	$(1,390,609)	$(1,482,303)	$(932,366)	$(910,288)

Basic and diluted loss per common share	$(0.07)	$(0.07)	$(0.05)	$(0.05)
Weighted average common shares	19,894,261	19,803,844	17,254,416	17,254,416

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(UNAUDITED)

NOTE 4 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS - (cont’d)

STATEMENTS OF CASH FLOWS
As of March 31, 2006 and 2005

	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
	2006	2006	2005	2005
Cash flows from operating activities:
Net loss	$(1,390,609)	$(1,482,303)	$(932,366)	$(910,288)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Amortization of deferred financing costs	59,051	3,721	20,833	-
Professional fees through issuance of common
stock, options and warrants	397,918	422,342	72,000	72,000
Royalty expense paid through issuance of
stock options	83,887	83,570	118,789	118,789
Amortization of discount on convertible notes	-	136,217	-	33,422
Mark to market on derivative instrument expense	-	(20,148)	-	(14,654)
Employee stock option compensation	-	46,609	-	-
Prepaid expenses	36,250	1,800	(4,698)	(4,698)
Accrued expenses	113,711	108,400	(66,840)	(86,853)
Other operating activities	74,652	74,652	18,813	18,813
Net cash used in operating activities	(625,140)	(625,140)	(773,469)	(773,469)

Net cash used in financing activities	552,104	552,104	916,017	916,017

Net cash used in investing activities	(2,570)	(2,570)	(10,286)	(10,286)

Net increase in cash	(75,606)	(75,606)	132,262	132,262

Cash, beginning of period	77,094	77,094	103,745	103,745

Cash, end of period	$1,488	$1,488	$236,007	$236,007

NOTE 5 -  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. At March 31, 2006, the Company's restated accumulated deficit was $10,706,117, its restated working capital deficiency was $1,350,636 and approximately 95% of its assets consist of deferred royalties. In addition, the Company had restated net losses of $1,482,303

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(UNAUDITED)

NOTE 5 -  GOING CONCERN - (cont’d)

and $910,288 for the three months ended March 31, 2006 and 2005.

The Company has issued three-year and two-year secured debentures in 2004 and 2005 that are convertible into shares of the Company’s common stock to Cornell and Highgate, respectively. Under the terms of the secured debentures, we are restricted in our ability to issue additional securities as long as any portion of the principal or interest on the secured debentures remains outstanding.

Currently, the Company is aggressively attempting to increase revenues and improve profit margins by implementing a revised sales strategy. In principle, the Company is redirecting its sales focus from direct sales to companies using an internal sales force, to selling through a distribution channel of Value Added Resellers and Original Equipment Manufacturers. The profit margin for this approach is more lucrative than selling direct due to the increase in sales volume. This revised sales approach should increase the Company’s sales and revenues in order to mitigate future losses. In addition, management has raised funds through convertible debt instruments and the sale of equity in order to alleviate the working capital deficiency. Through the utilization of the public capital markets, the Company plans to raise the funds necessary to continue, expand and enhance its growth, however, there can be no assurance that this will be able to increase revenues or raise additional capital. In December 2005 and March 2006 (see Note 14), the Company engaged the services of two consulting firms in order for the Company to obtain additional funding.

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

On December 2, 2004, as a condition to the Company obtaining additional financing, the Company and NetLabs agreed to replace the cash royalty provisions of the Agreement. The Company and NetLabs agreed, that NetLabs would instead be issued, as advance royalties, options to purchase 7,600,000 shares of the Company’s common stock at a price of $0.36 per share to vest as follows: 2,530,000 shares at September 11, 2004, 2,530,000 shares at September 11, 2005 and 2,540,000 shares at September 11, 2006. The fair values for these options are measured at the end of each reporting period and are fixed at each vesting date using the Black-Scholes Option Pricing Model. The fair value of the unvested options (as of March 31, 2006) were measured using May 19, 2006 assumptions since those assumptions are considered indicative of a non-temporary change in the market value of the Company’s common stock.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(UNAUDITED)

NOTE 6 - DEFERRED ROYALTIES - (cont’d)

As of March 31, 2006 the options to purchase 2,530,000 shares that vested at September 11, 2004 are valued (as fixed) at $1,066,395, the options to purchase 2,530,000 shares that vested at September 11, 2005 are valued (as fixed) at $1,529,132, and the options to purchase the final 2,540,000 shares (which vest on September 11, 2006) are valued at March 31, 2006 at $264,160. The total value of the deferred royalties, net of accumulated amortization of $598,955, is $2,260,732. The deferred royalties are being amortized over the term of the original NetLabs Agreement (10 years) which will terminate on August 31, 2013. For the three months ended March 31, 2006 and 2005, $83,570 and $118,789 of royalties were expensed, respectively, $304,861 was classified as short-term deferred royalties and the remainder of $1,956,188 was classified as long-term deferred royalties on the balance sheet at March 31, 2006. Measurement is based upon the Black-Scholes Model using the following assumptions:

	December 31, 2005	May 19, 2006
Market share price	$0.22	$0.12
Expected volatility	146.00%	152.00%
Risk-free interest rate	4.82%	4.96%
Expected life	5 years	5 years

NOTE 7 - ACCRUED EXPENSES

Accrued expenses consist of the following at March 31, 2006:

Interest	$98,815
Commitment fees	26,447
Professional Fees Trade Shows	110,134 2,790
Total accrued expenses	$238,186

NOTE 8 -  SECURED CONVERTIBLE NOTES PAYABLE

On April 27, 2005, the Company entered into an amended and restated 8% secured convertible debenture with Cornell (“Amended Cornell Debenture”) in the amount of $1,024,876, which terminated the two $500,000 debentures entered into with Cornell in December 2004 and January 2005. The new debenture entitles Cornell, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of this debenture, all or any part of the principal amount of the debenture, plus accrued interest, convertible into shares of the Company’s common stock at the price per share equal to the lesser of (i) the greater of $0.25 or an amount equal to 120% of the initial bid price or (ii) an amount equal to 80% of the lowest volume weighted average price of the Company’s common stock for the last five trading days immediately preceding the conversion date. If not converted at Cornell’s option, the entire principal amount and all accrued interest shall be due to Cornell on the second year anniversary of the debenture.  The Company, at its option, may redeem, with fifteen days advance written notice, a portion or all of the outstanding convertible debenture. The redemption shall be 110% of the amount redeemed plus accrued interest remaining for the first six months of the executed debenture and after that time the redemption is 120% of the amount redeemed plus accrued interest remaining. The conversion feature and the Company’s optional early redemption right have been bundled together as a single compound embedded derivative liability, and fair valued using a layered probability-weighted cash flow approach.

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

The notes are presently stated on a net to fair value basis. At March 31, 2006, the fair value of the notes was $679,189 for Cornell and $355,984 for Highgate, respectively

Conversions to Common Stock

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

In March 2006, Highgate converted $75,000 of the April 27, 2005 debenture into 575,980 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversions were made as follows: $25,000 into 208,333 shares of common stock at a conversion price of $0.12 per

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(UNAUDITED)

NOTE 8 - SECURED CONVERTIBLE NOTES PAYABLE - (cont’d)

Conversions to Common Stock - (cont’d)

share and on March 2, 2006 for $50,000 into 367,647 shares of common stock at a conversion price of $0.136 per share.

NOTE 9 - FINANCIAL INSTRUMENTS

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

NOTE 10 -  CONVERTIBLE NOTES PAYABLE

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
(UNAUDITED)

NOTE 10 -  CONVERTIBLE NOTES PAYABLE - (cont’d)

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
(UNAUDITED)

NOTE 10 -  CONVERTIBLE NOTES PAYABLE - (cont’d)

The fair value of all the warrants issued using the Black-Scholes Option Pricing Model was $12,300. For the three months ended March 31, 2006 and 2005, the Company recorded $513 and $0, respectively, in financing expense related to the issuance of these warrants

Interest expense for the convertible notes payable for the three months ended March 31, 2006 was approximately $10,410.

NOTE 11 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

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

The terms of the convertible promissory notes state that principal is payable in full in immediately available funds of $1,000,000 or more through any sales or investment by the end of December 31, 2004 or later if agreed upon by each individual and the Company, as was agreed upon. With the exception of the notes issued to the CEO, all of the notes bear interest at a rate of prime plus 2%, prime plus 4%, a straight 8% per year or a straight 21.90% per year. The notes issued to the CEO bear interest equal to the CEO’s private banking account monthly lending rate. Interest is payable at such time as the principal on the note is due. At any time prior to repayment of all outstanding principal and accrued interest hereunder, at the election of each individual, the individual shall have the right to convert the then outstanding principal amount of this note, and all outstanding accrued interest thereon, into that number of shares of the common stock of the Company, determined by dividing the amount of principal and interest then outstanding hereon by a conversion price of either $0.72, $0.75 or $1.00, depending on the note.

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
(UNAUDITED)

NOTE 11 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES - (cont’d)

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
(UNAUDITED)

NOTE 12 -  NOTES PAYABLE - RELATED PARTIES

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

NOTE 13 -  OBLIGATIONS UNDER CAPITAL LEASES

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

At March 31, 2006, the aggregate future minimum remaining lease payments under capital leases are as follows:

Period Ending December 31,
2006	$33,744
2007	19,375
Total	53,119
Less: amount representing interest	(3,390)
Net present value of capital lease obligations	49,729
Current portion	(29,199)
Long-term portion	$20,530

The capital leases listed above relate to property and equipment with a book value of $11,830.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(UNAUDITED)

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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
(UNAUDITED)

NOTE 14 - COMMITMENTS AND CONTINGENCIES - (cont’d)

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

Panasonic

In August 2003, the Company entered into a five year agreement with Panasonic in which Panasonic is an Authorized Service Provider (“ASP”) for the Company’s products. As an ASP, Panasonic operates the Company’s products in their data center for the benefit of clients who contract with the Company for their security products. The relationship can be terminated by either party on six months notice. Panasonic is compensated by the Company based on contracted percentages of the client’s fees to the Company as to be documented in each client contract.

In May 2005, the Company and Panasonic revised the ASP agreement to state that the Company has fulfilled its contractual requirements for the years prior to 2005.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(UNAUDITED)

NOTE 14 - COMMITMENTS AND CONTINGENCIES - (cont’d)

Panasonic - (cont’d)

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
(UNAUDITED)

NOTE 14 - COMMITMENTS AND CONTINGENCIES - (cont’d)

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

Consulting Agreement

In October 2005, the Company engaged the investment banking services of a consulting firm as placement agent on a best-efforts basis to arrange the sale of senior debt and or equity-linked securities including convertible debt on behalf of the Company in an amount of $5,000,000. To date, no funds have been raised pursuant to this agreement. The terms of the agreement provide for the placement agent to act on behalf of the Company as its exclusive placement agent with an authorization period of one year, subject to termination upon ten days’ notice by the Company. The Agreement required the Company to pay to the placement agent a non-refundable retainer fee in the form of common stock warrants to purchase 400,000 shares of the Company’s common stock at an exercise price of $0.75 per share, the value of which (based on Black-Scholes) was $149,200 and expensed as consulting expense in 2005. The retainer Warrants shall be exercisable after the date of issuance and shall expire five (5) years after the date of issuance, unless extended by the Company. In April 2006, the Company and the placement agent amended the agreement in order to waive the exclusivity clause. In exchange for the waiver, the Company has agreed to reduce the exercise price of the 400,000 warrants to $0.50 per share (see Note 15). The placement agent is also entitled to receive certain cash compensation and warrants in connection with the closing of any financings arranged by the placement agent.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(UNAUDITED)

NOTE 14 - COMMITMENTS AND CONTINGENCIES - (cont’d)

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

In January 2006, the Company executed a consultant agreement with a consulting firm whereby the firm will introduce to the Company potential purchasers of the Company’s equity or debt. The Company shall pay a placement fee to the consultant in the amount of 6% of the gross subscription proceeds of an equity and/or debt offering by the Company from purchasers introduced directly by the consultant. Either the Company or the consultant may terminate the agreement upon thirty day’s prior written notice. The Company also executed a representation agreement with the firm in February 2006 (see Note 15 below).

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

NOTE 15 -  STOCKHOLDERS’ EQUITY

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

In February 2006, the Company executed an agreement with an individual advisor whereby the advisor shall serve as a member of the Company’s Advisory Board and provide consulting, guidance and advice to the Company. The advisor shall also assist the Company in obtaining revenues and financing. As compensation for the advisory services, the advisor received 350,000 shares of the Company’s common stock at a value of $0.18 per share. The shares are restricted and have piggyback registration rights upon the next registration statement filed by the Company. The advisor also received warrants to purchase 240,000 shares of the Company’s common stock at an exercise price of $0.30 per share with a term of six months from the effective date for 120,000 shares and twelve months from the effective date for 120,000 shares. The fair value of all the warrants issued using the Black-Scholes Option Pricing Model was $63,096. For the three months ended March 31, 2006 and 2005, the Company recorded $63,096 and $0, respectively, in consulting expenses related to the issuance of these warrants.

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

In February 2006, the Company executed an agreement with a firm as a representative whereby the firm shall provide business development services to expand the Company’s sales and marketing efforts primarily in South America and Mexico. As compensation for the services, the firm shall receive a fee of $10,000 per month beginning on February 15, 2006. For the initial four months of the agreement, the fee will be in the form of the Company’s common stock. For the second four months of the agreement, the fee shall be paid as $5,000 cash and $5,000 in the form of the Company’s common stock. The stock price will be calculated based upon the ten days average bid price, prior to the 15th of each month, with the lowest bid price no lower than $0.25 per share. The shares are restricted and have piggyback registration rights upon the next registration statement filed by the Company. There shall be no fee for the last four months of the agreement’s first year. The firm shall also receive a commission of 10% of the net sales from introduced customers. The term of the agreement is perpetual with thirty day written termination rights retained by both the Company and the firm. In March 2006, the agreement was amended to expand the territory outside of South America and Mexico on a case by case basis with written approval required by both the Company and the firm. For the three months ended March 31, 2006, the Company issued 75,809 shares of common stock and expensed $20,000 of fees related to this agreement which are included in consulting expenses. The Company also executed a consultant agreement with the firm in January 2006 (see Note 14 above).

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(UNAUDITED)

NOTE 15 -  STOCKHOLDERS’ EQUITY - (cont’d)

In March 2006, the Company executed a consulting agreement with its public relations firm whereby the firm shall provide public relations consulting services in addition to the services defined in an April 2005 engagement letter. As compensation for providing additional services, the firm shall receive an additional monthly fee of $5,000 in the form of the Company’s common stock at a value based upon a 20% discount to the market value of the Company’s common stock on the last trading day of each month. The shares shall be restricted and have piggyback registration rights upon the next registration statement filed by the Company. The term of the agreement is for six months with automatic renewal terms until either the Company or the firm provides the other party with at least thirty day’s written notice of its intent to terminate the agreement. For the three months ended March 31, 2006, the Company issued 23,256 shares of common stock and expensed $6,000 of professional fees related to this agreement which are included in consulting expenses.

In March 2006, the Company executed a consulting agreement with an investor relations firm whereby the firm shall provide public and investor relations services to the Company. As compensation for the services, the firm shall receive a monthly retainer in the amount of $5,000 and 120,000 shares of the Company’s common stock, 60,000 shares each to two of the firm’s officers. The shares shall be restricted and have piggyback registration rights upon the next registration statement filed by the Company. The term of the agreement is for six months and it can be renewed provided the Company and the firm both agree in writing. For the three months ended March 31, 2006, the Company issued 120,000 shares of common stock and expensed $53,200 of professional fees related to this agreement of which $36,400 were included in accrued expenses.

 Issuance of Warrants for Services

In October 2005, in accordance with a consulting agreement with an investment banking services firm executed in October 2005, the Company issued to the firm a non-refundable retainer fee of common stock warrants to purchase 400,000 shares of the Company’s common stock at an exercise price of $0.75 per share with a term of five years (see Note 14). In April 2006, the Company and the placement agent amended the agreement in order to waive the exclusivity clause. In exchange for the waiver, the Company has agreed to reduce the exercise price of the 400,000 warrants to $0.50 per share. For the three months ended March 31, 2006, the Company recorded $186,800 of consulting expense related to the warrants.

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
(UNAUDITED)

NOTE 15 -  STOCKHOLDERS’ EQUITY - (cont’d)

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

NOTE 16 - SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations. Important factors that could cause actual results to differ materially from our expectations are disclosed in this quarterly report as well as in our annual report on Form 10-KSB for the fiscal year ended December 31, 2005.

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

We have incurred substantial operating losses since commencing operations. We believe that our products provide a cost-effective and technologically competitive solution that prevents the problems of network security and identity theft. There can be no assurance, however, that our products will gain acceptance in the commercial marketplace or that one of our competitors will not introduce a technically superior product. The products that we offer to customers are discussed in Item 1, Description of Business of our annual report on Form 10-KSB.

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

Restated selling, general and administrative expenses for the three months ended March 31, 2006 were $1,239,763 compared to $781,914 for the three months ended March 31, 2005, a restated increase of $457,849 or 58.6%.

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

Other expense, as restated, for the three months ended March 31, 2006 was $150,527 as compared to a restated amount of $29,933 for the three months ended March 31, 2005, representing a restated increase in other expenses of $120,594, or 403%. The increase was primarily due to interest and financing charges for notes payable and convertible promissory notes.

The financial statements for the years ended December 31, 2005 and 2004 and the quarters ended March, June and September 2005 have been restated to record embedded derivatives related to convertible debt. Derivative expense (gain) represents the change in the fair value of the net derivative liability at year end, using a layered discounted probability-weighted cash flow approach. Interest expense derivatives represent the amortization of discount on the initial valuation of the derivatives, or the amortization of the change after any modification of debt. The change represents the amortization for both the Cornell and Highgate debentures in 2005 and less than one month in 2004 for the Cornell debenture.

Our restated net loss for the three months ended March, 31, 2006 was $1,482,303 compared to a restated net loss of $910,288 for the three months ended March 31, 2005, an increase of $572,015, or 62.8%. Theincrease was primarily due to an increase in salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, travel costs, interest and financing charges for notes payable and convertible promissory notes.

Liquidity and Capital Resources

Our total restated current assets at the three months ended March 31, 2006 were $365,263, including $1,488 in cash as compared with $739,535 in restated total current assets at the three months ended March 31, 2005, which included cash of $236,007. We have historically incurred losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing.

The number of common shares outstanding increased from 17,288,855 shares at the three months ended March 31, 2005 to 21,269,565 at the three months ended March 31, 2006, an increase of 23.0%. Additionally, we had a restated shareholders’ deficiency in the amount of ($2,538,663) at the three months ended March 31, 2006 as compared to a restated shareholders equity of $2,261,225 at the three months ended March 31, 2005, a decrease of approximately 212%. The decrease in shareholders equity to a deficiency position is a result of the Company’s net losses and funding through an increased debt position from convertible debentures and promissory notes rather than the sale of stock. We had $1,488 of cash at the three months ended March 31, 2006, compared to $236,007 cash at the three months ended March 31, 2005 a decrease of approximately 99.4%. We financed our operations during the three months ended March 31, 2006 through debt and equity financing. To date, we have not generated significant revenues and we anticipate that we will not generate any significant revenues until the end of the third quarter of 2006. We expect that we will rely, at least in the near future, upon a limited number of customers for a substantial percentage of our revenues and may continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market grows, we will attain greater numbers of customers and the concentrations will diminish. Until this is accomplished, we will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing commitments of capital expenditures and until our sales revenue can provide greater liquidity.

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

Going Concern

We are assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred restated net operating losses of approximately $1,482,303 for the three months ended March 31, 2006, compared to a restated net operating loss of $910,288 for the three months ended March 31, 2005. At March 31, 2006, the Company's restated accumulated deficit was $10,706,117, its restated working capital deficiency was $1,350,636 and approximately 95% of its assets consist of deferred royalties. Additionally, for the three months ended March 31, 2006, we had restated negative cash flows from operating activities of approximately $625,140. Since our inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business may require additional capital. This condition raises substantial doubt about our ability to continue as a going concern.

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

The Company has identified that the Cornell and Highgate debentures have compound embedded derivatives. These compound embedded derivatives have been bifurcated from their respective host debt contracts and accounted for as derivative liabilities in accordance with EITF 00-19. When multiple derivatives exist within the Convertible Notes, they have been bundled together as a single hybrid compound instrument in accordance with SFAS No. 133 Derivatives Implementation Group Implementation Issue No. B-15, Embedded Derivatives: Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument”.

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

The six primary events that can occur which will affect the value of the compound embedded derivatives are (a) payments made in cash, (b) payments made with stock, (c) the holder converts the note(s), (d) the company redeems the note(s), (e) the company fails to register the common shares related to the convertible debt and (f) the company defaults on the note (s).

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

If the Company determined compensation expense based on the fair value at the dates for those awards consistent with the method of SFAS No. 123 and not the intrinsic value method, the effect on the historical financial statements for the periods presented would be as follows:

Period	Restated Loss as Originally Reported	Additional Employee Compensation Expense	Adjusted Loss For The Period

For the three months ended March 31, 2005	$910,288	$42,622	$952,910

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

In light of the above, we have determined to restate our financial statements for the years ending December 31, 2005 and 2004 and the March 31, 2006 quarter to correct accounting for derivatives.

Further, we concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at December 31, 2005, 2004 and March 31, 2006. More specifically, our failure to maintain affective controls over the selection, application and monitoring of our accounting policies to assure that certain transactions were accounted for in conformity with generally accepted accounting principles resulted in a failure during 2004 and 2005 and the first quarter ended March 31, 2006 to record an appropriate derivative liability, deemed interest expense associated with the derivative liability and related charges associated with changes in the value of embedded derivatives, arising from the issuance during 2004 and 2005.

Remediation of Material Weaknesses
The Company has taken the following steps to address the specific problems identified:

(a) Evaluation of disclosure controls and procedures.

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

STRIKEFORCE TECHNOLOGIES, INC.

Dated: June 28, 2006	By: /s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: June 28, 2006	By: /s/ Mark Joseph Corrao
Mark Joseph Corrao
Chief Financial Officer and Principal Accounting Officer