Form 10QSB
period 2006-06-30
StrikeForce Technologies Inc.
filed 2006-08-21
CIK 1285543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: June 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 4, 2006, the issuer had 27,972,048 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

ITEM 1. FINANCIAL STATEMENTS

STRIKEFORCE TECHNOLOGIES, INC.
TABLE OF CONTENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2005
(UNAUDITED)

Page Number

Balance sheet at June 30, 2006 and December 31, 2005 (Audited)	2

Statement of operations for the three and six months ended June 30, 2006	3

Statement of stockholders’ deficiency for the six months ended June 30, 2006	4

Statement of cash flows for the six months ended June 31, 2006 and 2005	5

Notes to financial statements	6 - 33

STRIKEFORCE TECHNOLOGIES, INC.
BALANCE SHEET

	June 30,	December 31,
	2006	2005
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$9,538	$77,094
Accounts receivable, net	113,615	1,883
Short-term portion of deferred royalties	326,821	475,448
Prepaid expenses	93,750	63,920
Total current assets	543,724	618,345

Property and equipment, net	42,189	45,099
Long-term portion of deferred royalties	1,850,658	2,087,357
Intangible assets, net	4,329	4,329
Security deposit	8,684	8,684
Total Assets	$2,449,584	$2,763,814

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Convertible notes payable	$158,000	$33,000
Convertible notes payable - related parties	497,000	427,500
Notes payable	100,000	-
Notes payable - related parties	629,000	189,000
Capital leases payable	37,617	25,243
Accounts payable	521,914	205,654
Accrued expenses	372,498	166,186
Payroll taxes payable	54,434	58,175
Due to employees	44,151	32,122
Total current liabilities	2,414,614	1,136,880

Secured convertible notes payable	1,043,740	1,013,740
Derivative financial instrument	1,300,151	1,972,288
Convertible notes payable	685,000	510,000
Long-term portion of capital leases payable	11,976	26,383
Total Liabilities	5,455,481	4,659,291

Commitments and contingencies

Stockholders' Deficiency
Preferred stock, par value $0.10 - 10,000,000 shares authorized,
-0- issued and outstanding	-	-
Common stock, par value $0.0001 - 100,000,000 shares
authorized, 23,592,081 and 18,454,250 issued and outstanding,
respectively	2,359	1,846
Additional paid-in capital	8,476,345	7,326,491
Accumulated deficit	(11,484,601)	(9,223,814)
Total Stockholders' Deficiency	(3,005,897)	(1,895,477)
Total Liabilities and Stockholders' Deficiency	$2,449,584	$2,763,814

See notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30,2006 AND 2005
(UNAUDITED)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005

Revenues	$127,750	$3,724	$142,339	$11,753

Cost of sales	14,531	1,885	16,538	4,256

Gross profit	113,219	1,839	125,801	7,497

Operating expenses:
Selling, general and administrative expenses	974,850	1,065,342	2,214,613	1,847,256
Research and development	60,380	70,365	164,975	174,464
Total operating expenses	1,035,230	1,135,707	2,379,588	2,021,720

Loss from operations before other expense	(922,011)	(1,133,868)	(2,253,787)	(2,014,223)

Other expense:
Interest and financing expense	256,179	96,812	426,855	141,399
Derivative instrument (income) expense, net	(399,707)	261,422	(419,855)	246,768
Total other expense	(143,528)	358,234	7,000	388,167

Net loss	$(778,483)	$(1,492,102)	$(2,260,787)	$(2,402,390)

Basic and diluted loss per common share	$(0.04)	$(0.09)	$(0.11)	$(0.14)

Weighted average number of common shares outstanding	21,923,861	17,394,350	20,859,626	17,324,969

See notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT STOCKHOLDERS' DEFICIENCY
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficiency
Balance at December 31, 2005	18,454,250	$1,846	$7,326,491	$(9,223,814)	$(1,895,477)

Sale of units containing shares and warrants for cash	445,672	44	165,955	-	165,999

Issuance of shares from conversions of notes payable and interest	3,525,594	352	498,540		498,892

Issuance of shares for consulting services	966,565	97	220,823		220,920

Issuance of shares for financing	200,000	20	27,980		28,000

Issuance of warrants in connection with convertible notes payable	-	-	81,624	-	81,624

Issuance of warrants in connection with consulting services	-	-	116,276	-	116,276

Repricing of warrants issued in connection with consulting services	-	-	186,800	-	186,800

Revaluation of stock options granted for future royalties	-	-	(218,186)	-	(218,186)

Employee stock option compensation	-	-	70,042	-	70,042

Net loss	-	-	-	(2,260,787)	(2,260,787)

Balance at June 30,2006	23,592,081	$2,359	$8,476,345	$(11,484,601)	$(3,005,897)

See notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
Cash flows from operating activities:
Net loss	$(2,260,787)	$(2,402,390)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	13,015	12,874
Amortization of deferred financing costs	19,412	68,521
Professional fees through issuance of common stock, options and warrants	516,964	119,500
Amortization of discount on convertible notes	276,610	-
Royalty expense paid through issuance of stock options	167,139	243,844
Mark to market on derivative financial instrument expense	(419,855)	246,768
Employee stock option compensation	70,042	-
Financing expense paid through issuance of common stock	28,000	135,000
Changes in assets and liabilities affecting operations:
Accounts and other receivable, net	(111,732)	6,296
Prepaid expenses	3,014	(722)
Other assets	-	(1,000)
Accounts payable	316,260	(12,513)
Accrued expenses	242,712	(5,369)
Payroll taxes payable	(3,741)	250
Due to employees	12,029	(1,417)
Net cash used in operating activities	(1,130,918)	(1,590,358)

Cash flows from investing activities:
Purchases of property and equipment	(10,105)	(27,724)
Net cash used in investing activities	(10,105)	(27,724)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	166,000	68,550
Proceeds from convertible notes payable	300,000	1,620,000
Proceeds from convertible notes payable - related parties	113,000	-
Proceeds from notes payable	100,000	-
Proceeds from notes payable - related parties	447,000	-
Payments on convertible notes payable	-	(10,500)
Payments on convertible notes payable - related parties	(43,500)	-
Payments on notes payable - related parties	(7,000)	-
Principal payments for capital leases	(2,033)	(10,686)
Net cash provided by financing activities	1,073,467	1,667,364

Net (decrease) increase in cash	(67,556)	49,282

Cash, beginning of period	77,094	103,745

Cash, end of period	$9,538	$153,027

Supplemental disclosure of cash flow information:
Interest expense	$5,381	$14,283
Income taxes	$-	$-

Supplemental schedule of non-cash activities:
Revaluation of stock options issued for deferred royalties	$(218,186)	$919,699
Deferred financing cost related to beneficial conversion feature	$-	$349,969
Convertible note issued for consulting services	$-	$33,000
Warrants issued in connection with note payable	$81,622	$24,876
Common stock issued in connection with notes payable	$25,200	$-
Conversion of convertible promissory notes payable
into common stock	$246,610	$-
Issuance of common stock for accrued services	$36,400	$-

See notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2005
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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-QSB and Items 303 and 310(B) of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2006, the results of operations for the three and six months ended June 30, 2006, and changes in stockholders’ equity and cash flows for the six months ended June 30, 2006. The results for the six months ended June 30, 2006, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2006.

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

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2005
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

Hardware - Revenue from hardware sales is recognized when the product is shipped to the customer and there are either no unfulfilled company obligations or any obligations that will not affect the customer's final acceptance of the arrangement. Any cost of these obligations is accrued when the corresponding revenue is recognized. For the six months ended June 30, 2006 and 2005, total hardware revenues for products shipped or delivered were $72,502 (which was 51% of total revenues) and $829 (which was 7% of total revenues), respectively. There were no revenues from fixed price long-term contracts.

Software - Revenue from delivered elements of one-time charge licensed software is recognized at the inception of the license term, provided the Company has vendor-specific objective evidence of the fair value of each delivered element. Revenue is deferred for undelivered elements. The Company recognizes revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured. Delivery generally occurs when the product is delivered to a common carrier. The Company assesses collection based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. The Company does not request collateral from customers. If the Company determines that collection of a fee is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. Revenue from monthly software licenses is recognized on a subscription basis. For the six months ended June 30, 2006 and 2005, total software revenues for software shipped or delivered were $14,475 (which was 10% of total revenues) and $5,500 (which was 47% of total revenues), respectively.

Services - Revenue from time and service contracts is recognized as the services are provided. The Company offers an Application Service Provider hosted service whereby customer usage transactions are invoiced monthly on a cost per transaction basis. The service is sold via the execution of a Customer Agreement between the Company and the Company’s end user. Initial set-up fees are recognized upon completion of service. For the six months ended June 30, 2006 and 2005, total revenues for services provided were $55,362 (which was 39% of total revenues) and $5,424 (which was 46% of total revenues), respectively.

Revenue from fixed price long-term service contracts is recognized over the contract term based on the percentage of services that are provided during the period compared with the total estimated services to

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2005
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (cont’d)

c)	Revenue recognition - (cont’d)

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

Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life. To date, all costs have been accounted for as research and development costs and no software development cost has been capitalized. Total research and development costs for the six months ended June 30, 2006 and 2005 were $164,975 and $174,464, respectively.

Management will evaluate the net realizable value of software costs capitalized by comparing estimated future gross revenues reduced by the estimated future costs of completing, disposing of and maintaining the software. These costs also include the costs of performing maintenance and customer support required by the Company.

e)	Loss per common share

Loss per common share is computed pursuant to SFAS No. 128, “Earnings Per Share”. Basic loss per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt. As of June 30, 2006 and 2005, options and warrants were excluded from the diluted loss per share computation, as their effect would be anti-dilutive.

f)	New accounting pronouncements

In February 2006, the FASB issued SFAS 155 - "Accounting for Certain Hybrid Financial Instruments-- an amendment of FASB Statements No. 133 and 140." This Statement amends FASB StatementsNo. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." This Statement:

a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2005
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

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2005
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

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2005
(UNAUDITED)

NOTE 3 -  STOCK BASED COMPENSATION

The Company has one equity compensation plan for employees. The plan authorizes the granting of stock options consistent with the purpose of the plan (see Note 21 to the Company’s consolidated financial statements included in the 2005 Annual Report). The number of shares authorized for issuance under the Company’s plan as of June 30, 2006 totaled 5,000,000, of which 3,170,000 shares were available for future issuance. Stock options granted under the plan are typically granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options also generally vest over a period of three years with respect to grants made to employees. Options typically expire ten years from the date of grant.

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

Had the Company used the fair value based accounting method for stock compensation expense prescribed by SFAS Nos. 123 and 148 for the period ended June 30, 2005, the Company’s consolidated net loss and net loss per share would have been reduced to the pro-forma amounts illustrated as follows:

2005
Net loss, as reported	$(2,402,390)

Stock based compensation (benefits) cost included in the determination of net income as reported	179,773

Stock-based compensation cost determined under the fair value method	(265,108)

Pro forma net loss	$(2,487,725)

Net loss per share:

Basic and diluted - as reported	$(0.13)
Basic and diluted - pro forma	$(0.14)

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

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2005
(UNAUDITED)

NOTE 3 - STOCK BASED COMPENSATION - (cont’d)

	2006	2005
Risk-free interest rate	3.1% - 5.2%	3.1% - 4.7%
Dividend yield	0.00%	0.00%
Expected volatility	6% - 163%	6% - 29%
Expected option life	5 - 10 years	5 - 10 years

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

The adoption of SFAS No. 123R decreased the Company’s second quarter and six months ended 2006 reported operating income and net income by $23,433 and $70,042, respectively. The expense is classified as selling, general and administrative expense on the statement of operations.

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

2004 Equity Incentive Plan

The shareholders approved the 2004 Equity Incentive Plan (“Incentive Plan”) in September 2004. The Incentive Plan is effective April 1, 2004. Officers and key employees, who in the judgment of the Company render significant service to the Company, are eligible to participate. The Incentive Plan provides for the award of a broad variety of stock-based compensation alternatives such as non-qualified stock options, incentive stock options, restricted stock, performance awards and stock appreciation rights. The Incentive Plan provides 5,000,000 shares of common stock to be offered from either authorized and

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2005
(UNAUDITED)

NOTE 3 - STOCK BASED COMPENSATION - (cont’d)

2004 Equity Incentive Plan - (cont’d)

unissued shares or issued shares, which have been reacquired by the Company. All options vest equally over a three year period beginning one-year from the grant.

As of June 30, 2006 and December 31, 2005, an aggregate of 1,830,000 options were outstanding under the Incentive Plan. The exercise price for all these options is $1.00.

Non-Incentive Plan Stock Option Grants
As of June 30, 2006 and December 31, 2005, the Company had outstanding an aggregate of 7,618,889 non-plan, non-qualified options for non-employees and no outstanding incentive options outside of the Plan.

The table below summaries the Company’s stock option activity for the quarter ended June 30, 2006:

			Non-Plan
	Incentive	Non-Qualified	Non-Qualified
	Options	Options	Options	Total
Outstanding at December 31, 2005	-	1,830,000	7,618,889	9,448,889
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2006	-	1,830,000	7,618,889	9,448,889

Vesting Schedule:
Vested at December 31, 2005	-	1,382,083	6,651,270	8,033,353
June 30, 2006	-	231,945	725,714	957,659

At June 30, 2006 and December 31, 2005, there were 9,448,889 stock options outstanding of which 1,830,000 options are exercisable at an exercise price of $1.00, 7,600,000 options are exercisable at $0.36 and 18,889 options are exercisable at $0.90. At December 31, 2005, there were 8,033,353 vested options outstanding of which 1,382,083 options are exercisable at an exercise price of $1.00, 6,632,381 options are exercisable at $0.36 and 18,889 options are exercisable at $0.90. At June 30, 2006, there were 8,991,011 vested options outstanding of which 1,614,026 options are exercisable at an exercise price of $1.00, 7,358,096 options are exercisable at $0.36 and 18,889 options are exercisable at $0.90.

As of June 30, 2006, there was $88,465 of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 16 months.

NOTE 4 -  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. At June 30, 2006, the Company's accumulated deficit was $11,484,601, its working capital deficiency was $1,870,890 and approximately 89% of its assets consist

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2005
(UNAUDITED)

NOTE 4 -  GOING CONCERN - (cont’d)

of deferred royalties. In addition, the Company had net losses of $2,260,787  and $2,402,390 for the six months ended June 30, 2006 and 2005, respectively.

The Company has issued three-year and two-year secured debentures in 2004 and 2005 that are convertible into shares of the Company’s common stock to Cornell and Highgate, respectively. Under the terms of the secured debentures, we are restricted in our ability to issue additional securities as long as any portion of the principal or interest on the secured debentures remains outstanding.

Currently, the Company is aggressively attempting to increase revenues and improve profit margins by implementing a revised sales strategy. In principle, the Company is redirecting its sales focus from direct sales to companies using an internal sales force, to selling through a distribution channel of Value Added Resellers and Original Equipment Manufacturers. The profit margin for this approach is more lucrative than selling direct due to the increase in sales volume. This revised sales approach should increase the Company’s sales and revenues in order to mitigate future losses. In addition, management has raised funds through convertible debt instruments and the sale of equity in order to alleviate the working capital deficiency. Through the utilization of the public capital markets, the Company plans to raise the funds necessary to continue, expand and enhance its growth, however, there can be no assurance that this will be able to increase revenues or raise additional capital. In December 2005 and March 2006 (see Note 15), the Company engaged the services of two consulting firms in order for the Company to obtain additional funding.

The Company intends to utilize the funding obtained in order to cover the monthly burn and maintain operations. In May 2006, the Company has executed a term sheet with an investor in the amount of $1 million which shall enable the Company to sustain operations. As of June 30, 2006 the Company did not conclude the transaction with the investor. The Company is currently in negotiations with other investors to conclude the necessary working capital needs of the Company.

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

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2005
(UNAUDITED)

NOTE 5 - DEFERRED ROYALTIES - (cont’d)

On December 2, 2004, as a condition to the Company obtaining additional financing, the Company and NetLabs agreed to replace the cash royalty provisions of the Agreement. The Company and NetLabs agreed, that NetLabs would instead be issued, as advance royalties, options to purchase 7,600,000 shares of the Company’s common stock at a price of $0.36 per share to vest as follows: 2,530,000 shares at September 11, 2004, 2,530,000 shares at September 11, 2005 and 2,540,000 shares at September 11, 2006. The fair values for these options are measured at the end of each reporting period and are fixed at each vesting date using the Black-Scholes Option Pricing Model. The fair value of the unvested options (as of June 30, 2006) were measured using the same assumptions as used in the first quarter of 2006, since those assumptions are considered indicative of a non-temporary change in the market value of the Company’s common stock.

As of June 30, 2006 the options to purchase 2,530,000 shares that vested at September 11, 2004 are valued (as fixed) at $1,066,395, the options to purchase 2,530,000 shares that vested at September 11, 2005 are valued (as fixed) at $1,529,132, and the options to purchase the final 2,540,000 shares (which vest on September 11, 2006) are valued at June 30, 2006 at $264,160. The total value of the deferred royalties, net of accumulated amortization of $682,208, is $2,177,479. The deferred royalties are being amortized over the term of the original NetLabs Agreement (10 years) which will terminate on August 31, 2013. For the six months ended June 30, 2006 and 2005, $167,139 and $243,843 of royalties were expensed, respectively, $326,821 was classified as short-term deferred royalties and the remainder of $1,850,658 was classified as long-term deferred royalties on the balance sheet at June 30, 2006. Measurement is based upon the Black-Scholes Model using the following assumptions:

	December 31, 2005	June 30, 2006
Market share price	$0.90	$0.12
Expected volatility	29.00%	152.00%
Risk-free interest rate	4.35%	4.96%
Expected life	5 years	5 years

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consist of the following at June 30, 2006:

Interest	$163,736
Commitment fees	32,697
Professional Fees	153,146
Other	22,919
Total accrued expenses	$372,498

NOTE 7 -  SECURED CONVERTIBLE NOTES PAYABLE

On April 27, 2005, the Company entered into an amended and restated 8% secured convertible debenture with Cornell (“Amended Cornell Debenture”) in the amount of $1,024,876, which terminated the two $500,000 debentures entered into with Cornell in December 2004 and January 2005. The new debenture entitles Cornell, at its option, to convert, and sell on the same day, at any time and from time to time,

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2005
(UNAUDITED)

NOTE 7 - SECURED CONVERTIBLE NOTES PAYABLE - (cont’d)

until payment in full of this debenture, all or any part of the principal amount of the debenture, plus accrued interest, convertible into shares of the Company’s common stock at the price per share equal to the lesser of (i) the greater of $0.25 or an amount equal to 120% of the initial bid price or (ii) an amount equal to 80% of the lowest volume weighted average price of the Company’s common stock for the last five trading days immediately preceding the conversion date. If not converted at Cornell’s option, the entire principal amount and all accrued interest shall be due to Cornell on the second year anniversary of the debenture.  The Company, at its option, may redeem, with fifteen days advance written notice, a portion or all of the outstanding convertible debenture. The redemption shall be 110% of the amount redeemed plus accrued interest remaining for the first six months of the executed debenture and after that time the redemption is 120% of the amount redeemed plus accrued interest remaining. The conversion feature and the Company’s optional early redemption right have been bundled together as a single compound embedded derivative liability, and fair valued using a layered probability-weighted cash flow approach.

On April 27, 2005, the Company entered into a Securities Purchase Agreement with Highgate pursuant to which the Company is to receive $750,000 in exchange for two 7% secured convertible debentures amounting to $750,000 that mature in 2 years, and the issuance of 150,000 shares of the Company’s common stock. The Securities Purchase Agreement provides for the execution of funding under two secured convertible debentures. The first debenture funding occurred upon the signing of the aforementioned Securities Purchase Agreement and the second debenture and funding occurred upon the filing of the Form SB-2. The Company issued the aforementioned securities to the investor pursuant to Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended (the “Act”), and/or Section 4 (2) of the Act. In addition, the Company has agreed to reserve for issuance an aggregate of 2,000,000 shares of the Company’s common stock, which may be adjusted from time to time as agreed upon by the parties, to be issued to the debenture holder upon conversion of accrued interest and liquidated damages into common stock and additional shares of common stock required to be issued to the debenture holder in accordance with the Securities Purchase Agreement. The 2,000,000 shares were not registered in the Form SB-2. Additionally, in accordance with the Securities Purchase Agreement, the Company is required to maintain in escrow and register with the SEC five times the number of shares of common stock that would be needed to satisfy the full conversion of all such Convertible Debentures outstanding (currently 2,984,406 shares in reserve) and to issue additional shares as needed if the number of shares in escrow becomes less than that required. Further, following a notice of conversion, the investors may sell escrowed shares in the registered distribution before they are actually delivered, but, the investors will not engage in short sales. The terms of the secured debentures contain a limitation that precludes conversion when the amount of shares already owned by Cornell and Highgate, plus the amount of shares still outstanding to be converted, would exceed 4.99%. The limitation may be waived by Cornell upon 61 days advance written notification to the Company. In addition, on the third anniversary of the issuance date of the Cornell debenture and second anniversary of the issuance dates of the Highgate debentures, any outstanding principal or interest owed on the secured debentures will be converted into stock without any applicable limitation on the number of shares that may be converted.

The aforementioned debentures bear interest at a rate of 7% per annum, compounded monthly, and expire 2 years after the date of issuance. The debentures are convertible into shares of our common stock at a conversion price equal to the lesser of (i) 120% of the average closing bid price for the 5 trading days immediately preceding the closing date; or (ii) 80% of the lowest closing bid price for the 5 trading days immediately preceding the date of conversion. In addition, the Company has the right to redeem the debentures, at any time prior to its maturity, upon 3 business day’s prior written notice to the holder. The redemption price is equal to 120% of the face amount redeemed plus accrued interest. In the event that

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2005
(UNAUDITED)

NOTE 7 - SECURED CONVERTIBLE NOTES PAYABLE - (cont’d)

the Company redeems the debentures within 180 days after the date of issuance, the redemption price shall be 110% of the face amount redeemed plus accrued interest. Interest expense for the three secured convertible debentures for the six months ended June 30, 2006 was approximately $59,325. The conversion feature and the Company’s optional early redemption right have been bundled together as a single compound embedded derivative liability, and fair valued using a layered probability-weighted cash flow approach.

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

The notes are presently stated on a net to fair value basis. At June 30, 2006, the fair value of the notes was $775,413 for Cornell and $268,327 for Highgate, respectively.

Conversions to Common Stock

For the six months ended June 30, 2006, Highgate converted the entire April 27, 2005 debenture of $375,000 into 3,525,594 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion price ranged from $0.056 to $0.48 per share.

NOTE 8 - FINANCIAL INSTRUMENTS

The secured convertible notes payable are hybrid instruments which contain an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under SFAS No. 133. The embedded derivative feature has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability". The embedded derivative feature includes the conversion feature within the note and an early redemption option. The value of the embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2005
(UNAUDITED)

NOTE 8 - FINANCIAL INSTRUMENTS - (cont’d)

reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the notes, or 12 months.

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

NOTE 9 - CONVERTIBLE NOTES PAYABLE

In January 2005, the Company executed an 8% convertible debenture in the amount of $125,000 with an investor. Now that the Form SB-2 has been declared effective, the holder is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of the debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at the price of $0.90 per share. If not converted at the holder’s option, the entire principal amount and all accrued interest shall be due to the holder on the first year anniversary of the debenture. In March 2006, the Company extended the maturity date of the convertible debenture to January 26, 2007. This note is included in current liabilities on the balance sheet at June 30, 2006. In connection with the extension, the Company issued to the investor an aggregate of 45,000 warrants with an exercise price of $0.20 per share and an expiration date of January 26, 2009. The fair value of all the warrants issued using the Black-Scholes Option Pricing Model was $4,878. For the six months ended June 30, 2006 and 2005, the Company recorded $1,951 and $0, respectively, in financing expense related to the issuance of these warrants.

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

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2005
(UNAUDITED)

NOTE 9 - CONVERTIBLE NOTES PAYABLE - (cont’d)

In June 2005, the Company executed a non-interest bearing convertible note in the amount of $33,000 with a public relations firm for services rendered. At any time prior to repayment of all outstanding principal, the holder is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of the debenture, all or any part of the principal amount of the debenture into shares of the Company’s common stock at the price of $0.90 per share. If not converted at the holder’s option, the entire principal amount shall be due to the holder on the first year anniversary of the note. This note is included in current liabilities on the balance sheet at June 30, 2006. In August 2006, the Company and the public relations firm reached an informal agreement whereby the Company has agreed to make periodic payments in order to repay the note in full by December 31, 2006.

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

In March 2006, the Company executed an 8% convertible promissory note in the amount of $100,000 with an individual. At any time, the holder is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of the debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at the price of $0.90 per share. If not converted at the holder’s option, the entire principal amount and all accrued interest shall be due to the holder on the second year anniversary of the debenture. In connection with the convertible promissory note payable, the Company issued to the individual an aggregate of 66,667 warrants with an exercise price of $0.55 per share. These warrants are exercisable for a period of two years from issuance. The fair value of all the warrants issued using the Black-Scholes Option Pricing Model was $12,300. For the six months ended June 30, 2006 and 2005, the Company recorded $2,050 and $0, respectively, in financing expense related to the issuance of these warrants.

In June 2006, the Company executed a 9% convertible promissory note in the amount of $200,000 with an individual. At any time, the holder is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of the debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at the price of $0.14 per share. If not converted at the holder’s option, the entire principal amount and all accrued interest shall be due to the holder on the third year anniversary of the debenture. In connection with the convertible promissory note payable, the Company issued to the individual an aggregate of 400,000 warrants with an exercise price of $0.25 per share. These warrants are exercisable for a period of five years from issuance. The fair value of all the warrants issued using the Black-Scholes Option Pricing

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2005
(UNAUDITED)

NOTE 9 - CONVERTIBLE NOTES PAYABLE - (cont’d)

Model was $36,960. For the six months ended June 30, 2006 and 2005, the Company recorded $1,027 and $0, respectively, in financing expense related to the issuance of these warrants.

Interest expense for the convertible notes payable for the six months ended June 30, 2006 and 2005 was approximately $23,662 and $9,191, respectively.

NOTE 10 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

Convertible notes payable - related parties at June 30, 2006, consist of convertible promissory notes that the Company executed with the Chief Executive Officer (“CEO”), the Vice President of Technical Services (“VPTS”), relatives of a former officer of the Company, a relative of the Chief Financial Officer, the President, a Software Developer who is also a relative of the Chief Technology Officer and the Office Manager.

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

In November 2004, the Company received $50,000 from three separate individuals who are relatives of a former officer for convertible promissory notes. The notes were due on April 30, 2006 and bear interest at prime plus 2% per year. Notes for $15,000 and $10,000 were repaid in full plus interest in May 2006 and June 2006, respectively. The remaining note for $25,000 was partially repaid in the amount of $8,500 in June 2006 and $10,000 in July 2006. Per a verbal agreement reached with the note holder, the balance of the note shall be repaid, including interest, in August 2006.

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

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2005
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

In January 2006, the Company executed an 8% convertible promissory note in the amount of $70,000 with its Office Manager. The principal due hereunder shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of June 30, 2006 or later if agreed upon by the Office Manager and the Company. The note was partially repaid in the amount of $10,000 in June 2006. In June 2006, the maturity date of the balance of the note was extended to August 31, 2006.

In March 2006, the Company executed an 8% convertible promissory note in the amount of $5,000 with one of its Software Developers and the wife of the CTO. The principal due shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of December 31, 2006 or later if agreed upon by the Software Developer and the Company.

At June 30, 2006, the Company has two convertible notes with its VPTS that had maturity dates of December 31, 2005. The first note is for $50,000 and bears interest at prime plus 2% per annum. The second note is for $7,500 and bears interest at prime plus 4% per annum. In July 2006, the maturity date of both notes was extended to September 1, 2006.

At June 30, 2006, the Company has six convertible notes payable aggregating $268,000 with its CEO. All the convertible notes payable bear interest equal to the CEO’s private banking account monthly lending rate and are convertible into the Company’s common stock at a price of $0.72, $0.75 and $1.00 per share. The maturity date of four of the notes payable, aggregating $230,000, was December 31, 2005. The maturity date of the notes was extended to September 30, 2006. The remaining two notes in the amounts of $10,000, with a conversion price of $1.00 per share, and $28,000, with a conversion price of $0.75 per share, were executed in January 2006 and February 2006, respectively and have a maturity date of December 31, 2006. For the six months ended June 30, 2006, the interest ranged between 8.625% and 10.750% per annum.

In connection with several of the convertible notes payable, the Company issued warrants exercisable in the aggregate into 80,500 shares of the Company’s common stock at an exercise price of $1.00 per share to the note holders. The warrants were issued at the ratio of one warrant for each $10 of convertible notes payable. These warrants are exercisable for a period of ten years from issuance. The fair value of all the warrants issued using the Black-Scholes Option Pricing Model was $21,339. For the six months ended June 30, 2006 and 2005, the Company recorded $4,665 and $0, respectively, in financing expense related to the issuance of these warrants.

At June 30, 2006, accrued interest due for the convertible notes - related parties was $28,469 and is included in accrued expenses in the accompanying balance sheet. Interest expense for convertible notes

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2005
(UNAUDITED)

NOTE 10 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES - (cont’d)

payable - related parties for the six months ended June 30, 2006 and 2005 was approximately $23,147 and $8,969, respectively.

NOTE 11 -  NOTES PAYABLE

In May 2006, the Company sold a unit to Cornell consisting of a 9% promissory note payable in the amount of $100,000 and 200,000 shares of the Company’s common stock. The principal due shall be payable in full in immediately available funds of $200,000 or more through any funding transaction, even if the funding is with Cornell, or by August 28, 2006. If the note is not fully repaid within a twenty (20) day grace period after the maturity date, then the remaining outstanding principal and accrued and unpaid interest under the note shall be convertible into shares of common stock of the Company at the sole option of Cornell, in whole or in part at any time and from time to time at a conversion price equal to the lesser of (a) $0.22 or (b) ninety percent (90%) of the lowest Volume Weighted Average Price of the common stock during the thirty trading days immediately preceding the date of conversion as quoted by Bloomberg, LP. The Company paid a placement agent fee of $7,000 relating to the promissory note.

Interest and financing expense for notes payable for the six months ended June 30, 2006 was approximately $29,504.

NOTE 12 -  NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties at June 30, 2006 consist of the following:

At June 30, 2006, the Company had executed nine notes payable with its CEO aggregating $604,000:

•
Three of the notes, aggregating $189,000, had maturity dates of December 31, 2005 with interest at a per annum rate equal to the CEO’s private account monthly lending rate. In December 2005, the maturity dates of the notes were extended to March 31, 2006. In March 2006, the maturity dates of the notes were extended to September 30, 2006.

•
Two of the notes, aggregating $160,000 have maturity dates of May 13, 2006 for the $150,000 note and September 30, 2006 for the $10,000 note. Both notes bear interest at a rate equal to 8% per annum. In May 2006, the maturity date of the $150,000 note was extended to June 30, 2006. In June 2006, the maturity date of the $150,000 note was extended to September 30, 2006.

•
Three of the notes, in the amounts of $7,000, $5,000 and $150,000, were executed in April 2006 and bear interest at a per annum rate equal to the CEO’s private account monthly lending rate. The $7,000 note was repaid in April 2006. The $5,000 note has a maturity date of September 30, 2006. The $150,000 note has a maturity date of June 30, 2006. In June 2006, the maturity date of the $150,000 note was extended to September 30, 2006.

•
The remaining note in the amount of $100,000 was executed in May 2006 and bears interest at a rate equal to 9% per annum with a maturity date of July 31, 2006. In July 2006, the maturity date of the $100,000 note was extended to September 30, 2006. For the six months ended June 30, 2006, the interest ranged between 8.625% and 10.750% per annum. In connection with the $100,000 note executed in May 2006, the Company issued warrants exercisable in the aggregate into 200,000 shares of the Company’s common stock at an exercise price of $0.13 per share to the CEO. The warrants were issued at the ratio of one warrant for each $0.50 of note payable. These warrants are exercisable for a period of five years from issuance. The fair value of the warrants issued using the Black-Scholes Option Pricing Model was $24,300. For the six months

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2005
(UNAUDITED)

NOTE 12 -  NOTES PAYABLE - RELATED PARTIES - (cont’d)

ended June 30, 2006 and 2005, the Company recorded $9,720 and $0, respectively, in financing expense related to the issuance of these warrants.

At June 30, 2006, the Company had executed four notes payable with its President aggregating $25,000. Notes totaling $10,000 are non-interest bearing. Notes totaling $15,000 bear interest at a rate equal to 8% percent per annum. The maturity date of all the notes is September 30, 2006.

Interest expense for notes payable - related parties for the six months ended June 30, 2006 and 2005 was approximately $18,306 and $6,482, respectively.

NOTE 13 -  OBLIGATIONS UNDER CAPITAL LEASES

In May 2004, the Company and a lessor signed an amended agreement consolidating six of the Company’s capital leases into one monthly payment and restructuring the term of the agreement. This amended agreement cured a prior default for non-payment. The terms of the agreement called for one payment upon signing of $8,052 and subsequently 43 monthly payments of $2,020. The balance at June 30, 2006, reflects the amended changes to these capital leases.

At June 30, 2006, the aggregate future minimum remaining lease payments under capital leases are as follows:

Period Ending December 31,
2006	$39,183
2007	12,201
Total	51,384
Less: amount representing interest	(1,791)
Net present value of capital lease obligations	49,593
Current portion	(37,617)
Long-term portion	$11,976

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

In January 2005, the Company became a third party beneficiary of a settlement in a bankruptcy suit between the lessor and supplier of the Company’s telephony equipment and carrier services. The settlement between the lessor and supplier reduced the remaining lease commitment of approximately $43,000 by 85%, to a balance of $6,467. This balance is to be paid in 24 installments of $270 per month effective March 30, 2005. The settlement has been reflected in the following lease commitment

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2005
(UNAUDITED)

NOTE 14 - COMMITMENTS AND CONTINGENCIES - (cont’d)

Lease Commitments - (cont’d)

schedule.

The approximate future annual minimum rentals under non-cancelable operating leases in effect on June 30, 2006 are as follows:

	Office Space	Equipment
2006	$37,241	$4,145
2007	74,483	3,910
2008	6,207	1,966
	$117,931	$10,021

Rent expense charged to operations for office space for the six months ended June 30, 2006 and 2005 amounted to approximately $34,477 and $34,520, respectively. The expense charged to operations for equipment rental for the six months ended June 30, 2006 and 2005 amounted to approximately $3,560 and $3,033, respectively.

Payroll Taxes

As of June 30, 2006, the Company owes $54,434 of payroll taxes, of which approximately $45,000 are delinquent from the year ended December 31, 2003. The Company has also recorded $30,362 of related estimated penalties and interest on the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available.
Nature of Business

The Company is subject to risks and uncertainties common to growing technology companies, including rapid technological developments, reliance on continued development and acceptance of the Internet, intense competition and a limited operating history.

Significant Customers

Financial instruments, which may expose the Company to concentrations of credit risk, consist primarily of accounts receivable. As of June 30, 2006 and 2005, seven customers represented 100% and four customers represented 100% of the total accounts receivable, respectively. For the six months ended June 30, 2006, the Company had four unrelated customers, which accounted for 9%, 11%, 18% and 45%, respectively, of total revenue. For the six months ended June 30, 2005, the Company had four unrelated customers, which accounted for 10%, 13%, 19%, and 54%, respectively, of total revenue.

Employment Agreements

In May 2003, the Company entered into an employment agreement with its CEO. The term of the agreement is from May 20, 2003 through June 1, 2006. As part of the agreement, the CEO committed to making a $300,000 capital investment in the Company. The Company is required to pay the CEO a salary of $75,000 per year until the closing date of the first $2,000,000 in funding, and $150,000 per year

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2005
(UNAUDITED)

NOTE 14 - COMMITMENTS AND CONTINGENCIES - (cont’d)

Employment Agreements - (cont’d)

thereafter. In April 2004, the agreement was amended to pay the CEO $111,000 per year as of April 2004. The agreement also granted the CEO options to purchase 1,000,000 shares of the Company’s common stock on a fully converted, fully diluted basis after the completion of the funding round. The options have an exercise price of $1.00, a term of 10 years from the vesting date, and shall vest over a three year period beginning June 1, 2004. The agreement also provides the CEO with severance payments in the event the Company terminates his employment for any reason other than for cause, as defined in the agreement, or other than as a result of the CEO’s death or disability, or if the CEO terminates his employment with the Company for good reason, as defined in the agreement.

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

As of June 30, 2006, the written employment agreements have not been renewed. For the three months ended June 30, 2006 and 2005, there were no additional formal employment agreements entered into by the Company.

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

As of June 30, 2006, the contract required yearly minimum commitment fees from the Company as follows:

Quarter ending
June 30,
2007	$50,000
2008	50,000
2009	37,500
Total	$137,500

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2005
(UNAUDITED)

NOTE 14 - COMMITMENTS AND CONTINGENCIES - (cont’d)

Panasonic - (cont’d)

As of June 30, 2006 the Company has accrued $32,697 against the balance due for the June 30, 2006 period. In October 2005, the Company and Panasonic agreed to amend the Network Services Agreement dated August 2003 and revised in May 2005. The October 2005 amendment clarifies the Minimum Payment Guarantee terms, beginning in 2006, from annual remittances due by the last day of each calendar year to quarterly payments due on a net 30 days basis from the date of the Panasonic invoice issued for each previous calendar quarter, as adjusted for payments made to Panasonic for client activity during the quarter. In August 2006, the Company and Panasonic reached an informal agreement whereby the Company has agreed to make periodic payments in order to repay any past due balance in full by December 31, 2006.

Investor Relations Consulting Agreement

In March 2006, the Company retained the services of an investor relations consulting firm and both parties mutually executed three agreements: a Financial Consulting Agreement, a Business Introduction Agreement and an Investor Relations Consulting Agreement. Per the terms of the Financial Consulting Agreement, the firm will provide services in order to assist the Company in developing a strategy and structure for obtaining financing. As compensation for the financial consulting services, the firm will receive, on a prorated basis 400,000 shares of the Company’s common stock at a value of $0.18 per share upon the closing of up to $500,000 in financing. The shares are to be placed in escrow with the Company’s law firm. The firm will also receive, on a prorated basis, up to $40,000 in cash upon the closing of a second $500,000 in financing. The term of the financing agreement is for ten months. Per the terms of the Business Introduction Agreement, the firm will provide potential sales opportunities to the Company. The firm commenced the introduction process in February 2006. As compensation for the introduction services, the firm will receive a $5,000 cash payment for each of February 2006 and March 2006. Also, upon the Company receiving $1,000,000 or more in purchase contracts for its products and services, the firm will receive 100,000 shares of the Company’s common stock at a value of $0.18 per share and warrants to purchase 100,000 shares of the Company’s common stock with an exercise price of $0.25 per share. The warrants will have a five year term, piggyback registration rights for one year and demand registration rights after April 1, 2007. The term of the introduction agreement is for ten months. Per the terms of the Investor Relations Consulting Agreement, the firm will assist the Company in developing a comprehensive financial relations strategy. As compensation for the services, the Company will make cash payments to the firm of $5,000 for each of the first two term months, $9,000 for each of the second two term months and $10,000 for each of the remaining six term months. The Company issued warrants to purchase 300,000 shares of the Company’s common stock with an exercise price of $0.18 per share related to the agreement. The warrants have a five year term, piggyback registration rights for one year and demand registration rights after April 1, 2007. The term of the investor relations agreement is for ten months.

Consulting Agreement

In October 2005, the Company engaged the investment banking services of a consulting firm as placement agent on a best-efforts basis to arrange the sale of senior debt and or equity-linked securities including convertible debt on behalf of the Company in an amount of $5,000,000. To date, no funds have been raised pursuant to this agreement. The terms of the agreement provide for the placement agent to act on behalf of the Company as its exclusive placement agent with an authorization period of one year, subject to termination upon ten days’ notice by the Company. The Agreement required the

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2005
(UNAUDITED)

NOTE 14 - COMMITMENTS AND CONTINGENCIES - (cont’d)

Consulting Agreement - (cont’d)

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

In January 2006, the Company executed an independent consultant agreement with an individual consultant whereby the consultant will provide financing introductions, customer introductions and sales leads. The agreement supersedes a similar expired agreement executed in April 2005 with the consultant. Under the terms of the new agreement, the consultant will receive a 5% commission on closed financing deals, a 10% commission on sales resulting from direct introduction and a 5% commission on sales resulting from third party introduction. The term of the agreement is for six months and it can be renewed within thirty days of expiration provided the Company and the consultant both agree in writing. The consulting agreement was not renewed upon the termination date.

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

In May 2006, the Company executed a consultant agreement with a sales consulting firm whereby the firm shall act as a global sales consultant and shall also provide an individual to serve as the manager of the Company’s sales department. Upon signing the agreement, the firm received warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.20 per share and a term of three years. As of June 30, 2006, the fair value of the warrants issued using the Black-Scholes Option Pricing Model was $23,120. For the six months ended June 30, 2006, the Company recorded $23,120 in consulting expense related to the issuance of these warrants. Under the terms of the agreement, the firm will receive a 10% commission on net revenues of sales resulting from direct introduction, a 5% commission on net revenues of introduced sales involving integrators, resellers or distributors and a 2% commission on net revenues of sales made by the Company’s internal sales representatives if the firm was instrumental in closing the sale. Additionally, for the direct sales whereby the firm receives a 10% commission, the firm shall receive 200,000 warrants for each $1,000,000 in sales booked by the Company up to a maximum of 1,000,000 warrants. The warrants shall have an exercise price of $0.25 per share, $0.30 per share, $0.35 per share, $0.40 per share and $0.45 per share, respectively, for each $1,000,000 in direct sales earned. All of the warrants shall have a term of three years. The firm shall also receive a bonus if the Company’s total sales in 2006 reach $4,000,000 in the form of warrants to purchase 100,000 shares of the Company’s common stock with an exercise price of $0.20 and a term of three years.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2005
(UNAUDITED)

NOTE 14 - COMMITMENTS AND CONTINGENCIES - (cont’d)

Consulting Agreement - (cont’d)

In May 2006, the Company executed an independent consultant agreement with an individual consultant whereby the consultant will provide financing introductions, customer introductions and sales leads. Under the terms of the agreement, the consultant will receive a 10% commission on closed financing deals, an 8% commission on sales resulting from direct introduction and a 4% commission on sales resulting from third party introduction. The term of the agreement is for two years and will automatically renew for one year terms unless either party elects to terminate by notifying the other party in writing.

Term Sheet with Investment Firm

In March 2006, the Company executed a term sheet with an investment firm whereby the firm and the Company agreed to pursue further agreements on an ongoing best efforts basis in order for the Company to obtain financing from the investment firm. In order to proceed with further negotiations, the Company was obligated per the term sheet to compensate the investment firm in the form of a due diligence retainer. The Company paid the retainer in two cash payments in the amounts of $7,500 to the investment firm and $1,500 to the investment firm’s attorney. If the Company elected to continue to pursue further agreements via the ongoing efforts of the investment firm, the term sheet also required the Company to issue 50,000 restricted shares of the Company’s common stock as directed by the investment firm. The Company elected to suspend the continuation of the investment firm’s ongoing efforts at that time, therefore, the 50,000 shares of common stock were not issued. The Company executed a new term sheet with the investment firm in July 2006 (see Note 16).

In May 2006, the Company executed a term sheet with an investor in the amount of $1 million which shall enable the Company to sustain operations. As of June 30, 2006 the Company did not conclude the transaction with the investor.

Litigation

In November 2005, a former vendor filed suit against the Company in the U.S District Court for the Southern District of Florida alleging trademark infringement, unfair competition and false designation of origin relating to the Company’s use of the product name “VerifyID”. In February 2006, the Company and the former vendor executed a settlement agreement which will result in a Stipulation of Dismissal of the suit. The Company retained the services of a Florida law firm in order to facilitate the settlement process and file the appropriate legal documentation in the State of Florida. In June 2006, the Company received and executed the Declaration of Compliance with the terms of the settlement from the U.S District Court for the Southern District of Florida.

NOTE 15 -  STOCKHOLDERS’ EQUITY

Issuance of Stock for Services

In December 2005, the Company entered into an agreement with a consulting firm whereas the consulting firm is to provide public and investor relation services to the Company. The term of the Agreement is for three months. In accordance with this Agreement, the fee structure includes both a cash fee of $7,000 per month and the issuance of 40,000 shares of the Company’s common stock upon execution of the Agreement with Rule 144 piggyback registration rights. The shares were issued in January 2006. For the six months ended June 30, 2006, the Company expensed $24,267 of professional

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2005
(UNAUDITED)

NOTE 15 -  STOCKHOLDERS’ EQUITY - (cont’d)

Issuance of Stock for Services - (cont’d)

fees related to this agreement which are included in consulting expenses. In March 2006, the Company entered into a new agreement with the consulting firm (see Note 15 below).

In February 2006, the Company executed an agreement with an individual advisor whereby the advisor shall serve as a member of the Company’s Advisory Board and provide consulting, guidance and advice to the Company. The advisor shall also assist the Company in obtaining revenues and financing. As compensation for the advisory services, the advisor received 350,000 shares of the Company’s common stock at a value of $0.18 per share. The shares are restricted and have piggyback registration rights upon the next registration statement filed by the Company. The advisor also received warrants to purchase 240,000 shares of the Company’s common stock at an exercise price of $0.30 per share with a term of six months from the effective date for 120,000 shares and twelve months from the effective date for 120,000 shares. The fair value of all the warrants issued using the Black-Scholes Option Pricing Model was $63,096. For the six months ended June 30, 2006 and 2005, the Company recorded $63,096 and $0, respectively, in consulting expenses related to the issuance of these warrants.

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

In February 2006, the Company executed an agreement with a firm as a representative whereby the firm shall provide business development services to expand the Company’s sales and marketing efforts primarily in South America and Mexico. As compensation for the services, the firm shall receive a fee of $10,000 per month beginning on February 15, 2006. For the initial four months of the agreement, the fee will be in the form of the Company’s common stock. For the second four months of the agreement, the fee shall be paid as $5,000 cash and $5,000 in the form of the Company’s common stock. The stock price will be calculated based upon the ten days average bid price, prior to the 15th of each month, with the lowest bid price no lower than $0.25 per share. The shares are restricted and have piggyback registration rights upon the next registration statement filed by the Company. There shall be no fee for the last four months of the agreement’s first year. The firm shall also receive a commission of 10% of the net sales from introduced customers. The term of the agreement is perpetual with thirty day written termination rights retained by both the Company and the firm. In March 2006, the agreement was amended to expand the territory outside of South America and Mexico on a case by case basis with written approval required by both the Company and the firm. For the six months ended June 30, 2006, the Company recorded 75,809 shares of common stock, valued at $20,000, related to the agreement. Shares totaling 43,860 were issued by the transfer agent in March 2006 and shares totaling 31,949 were issued by the transfer agent in July 2006. For the six months ended June 30, 2006, the Company expensed $45,000 of fees related to this agreement which are included in consulting expenses, of which $25,000 are in accrued liabilities. The Company also executed a consultant agreement with the firm in January 2006 (see Note 14 above).

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2005
(UNAUDITED)

NOTE 15 -  STOCKHOLDERS’ EQUITY - (cont’d)

Issuance of Stock for Services - (cont’d)

In March 2006, the Company executed a consulting agreement with its public relations firm whereby the firm shall provide public relations consulting services in addition to the services defined in an April 2005 engagement letter. As compensation for providing additional services, the firm shall receive an additional monthly fee of $5,000 in the form of the Company’s common stock at a value based upon a 20% discount to the market value of the Company’s common stock on the last trading day of each month. The shares shall be restricted and have piggyback registration rights upon the next registration statement filed by the Company. The term of the agreement is for six months with automatic renewal terms until either the Company or the firm provides the other party with at least thirty day’s written notice of its intent to terminate the agreement. In April 2006, the public relations firm terminated the agreement. For the six months ended June 30, 2006, the Company recorded 23,256 shares of common stock and expensed $6,000 of professional fees related to this agreement which are included in consulting expenses. The stock was not issued by the transfer agent until August 2006.

In March 2006, the Company executed a consulting agreement with an investor relations firm whereby the firm shall provide public and investor relations services to the Company. As compensation for the services, the firm shall receive a monthly retainer in the amount of $5,000 and 120,000 shares of the Company’s common stock, 60,000 shares each to two of the firm’s officers. The shares shall be restricted and have piggyback registration rights upon the next registration statement filed by the Company. The term of the agreement is for six months and it can be renewed provided the Company and the firm both agree in writing. For the six months ended June 30, 2006, the Company recorded 120,000 shares of common stock and expensed $25,200 of professional fees related to this agreement, of which $8,400 is included in deferred consulting costs. The stock was not issued by the transfer agent until July 2006.

In April 2006, the Company entered into a consulting agreement with an advisory firm, whereas the services include a review and advice concerning the technical design of existing and planned products or services, business development, sales assistance, financing advice, consulting services, market development and public relations, advising on issues regarding corporate structure, stock option plans and introducing the Company to potential investors. The term of this agreement is one year, ending March 31, 2007. The agreement calls for compensation in the amount of 350,000 shares of the Company’s common stock valued at $0.19 per share. Such shares shall be deemed for all purposes to be earned by the consultant upon its receipt thereof and shall be non-refundable and non-returnable. For the six months ended June 30, 2006, the Company issued 350,000 shares of common stock and expensed $66,500 of consulting expenses related to this agreement.

Issuance of Stock for Financing

In May 2006, the Company sold 200,000 shares of the Company’s common stock to Cornell related to the execution of a $100,000 promissory note (see Note 11). For the six months ended June 30, 2006, the Company expensed $28,000 of financing expenses related to the issuance of the shares.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2005
(UNAUDITED)

NOTE 15 -  STOCKHOLDERS’ EQUITY - (cont’d)

Issuance of Warrants for Services

In October 2005, in accordance with a consulting agreement with an investment banking services firm executed in October 2005, the Company issued to the firm a non-refundable retainer fee of common stock warrants to purchase 400,000 shares of the Company’s common stock at an exercise price of $0.75 per share with a term of five years (see Note 14). In April 2006, the Company and the placement agent amended the agreement in order to waive the exclusivity clause. In exchange for the waiver, the Company has agreed to reduce the exercise price of the 400,000 warrants to $0.50 per share. For the six months ended June 30, 2006, the Company recorded $186,800 of consulting expense related to the warrants.

In February 2006, in accordance with a consulting agreement executed with an advisor (see Note 15 above), the advisor received warrants to purchase 240,000 shares of the Company’s common stock at an exercise price of $0.30 per share with a term of six months from the effective date for 120,000 shares and twelve months from the effective date for 120,000 shares. For the six months ended June 30, 2006, the Company recorded $63,096 of consulting expense related to the warrants.

In March 2006, in accordance with an Investor Relations consulting agreement executed with an investment firm, the firm received warrants to purchase 300,000 shares of the Company’s common stock with an exercise price of $0.18 per share. The warrants will have a five year term, piggyback registration rights for one year and demand registration rights after April 1, 2007. The fair value of the warrants issued using the Black-Scholes Option Pricing Model was $30,060. For the six months ended June 30, 2006, the Company recorded $30,060 of consulting expense related to the warrants.

In May 2006, in accordance with a consulting agreement executed with a sales consultant (see Note 14 above), the consultant received warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.20 per share with a term of three years from the effective date. For the six months ended June 30, 2006, the Company recorded $23,120 of consulting expense related to the warrants.

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

In February 2006, the Company sold units to an individual which contained common stock and warrants. This issuance is exempt from registration under the Securities Act of 1933 and the rules and regulations promulgated thereunder. The individual purchased and the Company recorded 50,000 shares of common stock from the Company at a price of $0.22 per share and received an aggregate of 10,000 warrants with an exercise price of $0.55 per share which are exercisable for a period of two years from issuance. The stock was not issued by the transfer agent until July 2006.

In March 2006, the Company sold units to four individuals which contained common stock and warrants. This issuance is exempt from registration under the Securities Act of 1933 and the rules and regulations promulgated thereunder. The four individuals purchased and the Company recorded 190,910 shares of common stock from the Company at a price of $0.22 per share for  90,910 shares and $0.25 per share  for 100,000 shares. In connection with  the sale of common stock, the Company issued to the

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2005
(UNAUDITED)

NOTE 15 -  STOCKHOLDERS’ EQUITY - (cont’d)

Sales of Common Stock - (cont’d)

 individuals an aggregate of 118,182 warrants with an exercise price of $0.55 per share for 18,182 warrants and $0.50 per share for 100,000 of the warrants. These warrants are exercisable for a period of two years from issuance. The stock was not issued by the transfer agent until July 2006.

In May 2006, the Company sold units to an individual which contained common stock and warrants.  This issuance is exempt from registration under the Securities Act of 1933 and the rules and regulations promulgated thereunder. The individual purchased and the Company recorded 71,429 shares of common stock from the Company at a price of $0.14 per share and received an aggregate of 14,286 warrants with an exercise price of $0.35 per share which are exercisable for a period of two years from issuance.  The stock was not issued by the transfer agent until July 2006.

Warrant Agreements

At June 30, 2006, the Company has warrants issued related to its convertible notes payable. The warrant agreements entitle the note holders to purchase the Company’s common stock at: $0.55 per share for 66,667 warrants, $0.25 per share for 400,000 warrants and $0.20 per share for 45,000 warrants, for each warrant received. The agreements have an exercise term of two years for 66,667 warrants, three years for 45,000 warrants and five years for 400,000 warrants. In the event that any portion of the warrants remain unexercised as of the expiration date, and the market price of the Company’s common stock as of the expiration date is greater than the exercise price as of the expiration date, then the warrant will be deemed to have been exercised automatically for the maximum number of shares then purchasable.

At June 30, 2006, the Company has warrants issued related to its convertible notes payable - related parties. All the warrants entitle the note holders to purchase the Company’s common stock at $1.00 per share for each warrant received and have an exercise term of ten years. At June 30, 2006, the warrants outstanding are 31,000 which expire in the year 2013, 16,500 which expire in the year 2014, 21,700 which expire in the year 2015 and 11,300 which expire in the year 2016. In the event that any portion of the warrants remain unexercised as of the expiration date, and the market price of the Company’s common stock as of the expiration date is greater than the exercise price as of the expiration date, then the warrant will be deemed to have been exercised automatically for the maximum number of shares then purchasable.

At June 30, 2006, the Company has warrants issued related to its notes payable - related parties. The warrants entitle the note holder to purchase the Company’s common stock at $0.13 per share for a total of 200,000 warrants and have an exercise term of five years. In the event that any portion of the warrants remain unexercised as of the expiration date, and the market price of the Company’s common stock as of the expiration date is greater than the exercise price as of the expiration date, then the warrant will be deemed to have been exercised automatically for the maximum number of shares then purchasable.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2005
(UNAUDITED)

NOTE 16 - SUBSEQUENT EVENTS

Factoring Agent

In July 2006, the Company entered into a purchase and sale agreement with a factoring agent whereby the Company sold its rights to four June 2006 invoices totaling $96,087 to the agent. Upon signing the agreement and providing the required disclosures, the factoring agent remitted 75% of the factored balance to the Company, net of a $750 set-up fee (the down payment date). Per the terms of the agreement, once the Company’s client remits the invoice amount to the factoring agent, the agent deducts a discount fee from the remaining balance of the factored invoices and forwards the net proceeds to the Company. The discount fee is computed as a percentage of the face amount of the invoice as follows: 4% fee for invoices paid within 30 days of the down payment date, 5% for invoices paid within 45 days  of the down payment date, 6% for invoices paid within 60 days of the down payment date, 7% for invoices paid within 75 days of the down payment date and an additional 1% for each 15 day period thereafter. Two of the invoices were paid in July and two were paid in August, all within 30 days of the down payment date. The Company paid a total discount fee of $3,843 and wire transfer fees of $120 in July and August 2006 related to the factoring of the four invoices.

Notes Payable

In July 2006, the Company sold a total of six units to six individuals, each unit consisting of a 12% promissory note payable in the amount of $25,000 and 250,000 shares of the Company’s common stock for a total of $150,000 and 1,500,000 shares of common stock. The principal due shall be payable in full by January 10, 2007. If any of the notes are deemed unenforceable, then the remaining outstanding principal and accrued and unpaid interest under that note shall be convertible into shares of common stock of the Company at the sole option of the note holder, in whole or in part at any time and from time to time at a conversion price equal to $0.085 per share. Six months of prepaid interest, for a total of $9,000, was due at closing, of which $6,750 was withheld by the escrow agent and $2,250 was paid directly to the note holder by the Company. The Company paid a placement agent fee of $15,000 and issued 150,000 shares of the Company’s common stock relating to the promissory notes. The Company also paid an escrow agent fee of $3,000 relating to the promissory notes, of which $1,500 was paid in March 2006 (see Note 14). The Company also paid the $7,500 due diligence fee in March 2006. The Company issued 50,000 shares of the Company’s common stock to the placement agent in July 2006 as a part of the due diligence fee. All of the Company’s shares of common stock issued in relation to the promissory notes have Rule 144 piggyback registration rights.

Issuance of Options for Employment Services

In July 2006, the Company issued stock options to purchase 2,475,000 shares of common stock to fifteen existing employees at 150,000 shares for thirteen employees, 225,000 shares for one employee and 300,000 shares for one employee. The options were issued in accordance with the Company’s 2004 Equity Incentive Plan (see Note 3). These options are exercisable at $0.10 per share and expire in July 2016. The shares vest annually over a three year period. This issuance was exempt from registration requirements pursuant to Section 4(2) of the Act. One of the thirteen employees who received stock options to purchase 150,000 shares was terminated in July 2006.

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

We have completed the development of our ProtectID™ platform and GuardedID® product at the end of June 2006 and we anticipate that the development of our anti-keylogger product will be completed and ready for market in the September 2006 timeframe. For the six months ended June 30, 2005, we generated $10,924 from the sales of our security products and for the six months ended June 30, 2006 we generated $69,837 from the sales of our security products. We seek to locate customers in a variety of ways. These include contracts with value added resellers and distributors (both inside the United States and globally), direct sales calls initiated by our sales staff, exhibitions at security and technology trade shows, through the media, consulting agreements and through relationships. Our sales generate revenue either as an Original Equipment Manufacturer (OEM) model, through a Hosting/License agreement, or through direct purchase by customers. We price our products for consumer transactions based on the number of transactions in which our software products are utilized and we also price our products for business applications based on the number of users. These pricing models provide the Company with monthly recurring revenues. We also expect that we may generate revenue from annual maintenance contracts, renewal fees and based upon the execution of international agreements that we have recently closed.

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

Results of Operations

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005

Revenues for the three months ended June 30, 2006 were $127,750 compared to $3,724 for the three months ended June 30, 2005, an increase of $124,026 or 3,331%. The resultant increase in revenues was primarily due to the implementation of several new projects and the signing up of several new clients onto our platform and the activity generated by the new clients.

Revenues generated consisted of hardware sales, software sales, revenue from sign on fees, transaction revenues, consulting revenues and commissions. Hardware sales for the three months ended June 30, 2006 were $72,503 compared to $0 for the three months ended June 30, 2005, an increase of $72,503. The resultant increase in hardware revenues was primarily due to the sale of biometric technology related to our product lines. Software sales for the three months ended June 30, 2006 were $14,475 compared to $0 for the three months ended June 30, 2005, an increase of $14,475. The resultant increase in software revenues was primarily due an increase in the sales of our technology platform. Sign on fees for our ASP transaction model amounted to $4,000 for the three months ended June 30, 2006 compared to $2,500 for the three months ended June 30, 2005, an increase of $1,500. The increase resulted primarily from signing up several new clients in the second quarter of 2006. Transaction revenues from the ASP hosting model and the implementation of new technology projects were $36,772 for the three months ended June 30, 2006 and $1,224 for the three months ended June 30, 2005, an increase of $35,548. The increase was due primarily to the activity generated by new and existing clients.

Cost of revenues for the three months ended June 30, 2006 was $14,531 compared to $1,885 for the three months ended June 30, 2005, an increase of $12,646, or 671%. The increase resulted primarily from an increase in the ASP transaction activity and hardware purchased for resale.

Gross profit for the three months ended June 30, 2006 was $113,219 compared to $1,839 for the three months ended June 30, 2005, an increase of $111,380, or 6,057%. The increase was primarily due to signing up new clients onto our platform, the activity generated by the new clients and the sales of our technology.

Research and development expenses for the three months ended June 30, 2006 were $60,380 compared to $70,365 for the three months ended June 30, 2005, a decrease of $9,985, or 14.2%. The decrease is primarily attributable to the completion of the development of our ProtectID™ and ValidateID™ products and the resulting decrease of resources attributable to development.

Selling, general and administrative expenses for the three months ended June 30, 2006 were $974,850 compared to $1,065,342 for the three months ended June 30, 2005, a decrease of $90,492 or 8.5%.

The net decrease was due primarily to decreases in our staffing, promotion and marketing and professional fees which were implemented in the second quarter of 2006.

Selling, general and administrative expenses at June 30, 2006 and June 30, 2005 consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, travel costs, non-cash stock compensation expense for the issuance of stock and stock options to non-employees and other general corporate expenses. Effective January 1, 2006 employees’ stock option grants are accounted for under FAS 123R for new options granted to employees.

Other expense (income) for the three months ended June 30, 2006 was ($143,528) as compared to $358,234 for the three months ended June 30, 2005, representing a decrease in other expenses of $501,762, or 141%. The decrease was primarily due to net, mark to market changes in the fair value of derivative financial instruments relating to the convertible promissory notes.

Derivative expense (gain) represents the change in the fair value of the net derivative liability at year end, using a layered discounted probability-weighted cash flow approach. Interest expense derivatives represent the amortization of discount on the initial valuation of the derivatives, or the amortization of the change after any modification of debt. The change represents the amortization for both the Cornell and Highgate debentures.

Our net loss for the three months ended June, 30, 2006 was $778,483 compared to a net loss of $1,492,102 for the three months ended June 30, 2005, a decrease of $713,619, or 47.8%. The decrease was primarily due to a decrease in salaries, benefits and overhead costs for executive and administrative personnel, fees for professional services, promotion and marketing expenses and net mark to market changes in the fair value of derivative instruments relating to the convertible promissory notes.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

Revenues for the six months ended June 30, 2006 were $142,339 compared to $11,753 for the six months ended June 30, 2005, an increase of $130,586 or 1,111%. The resultant increase in revenues was primarily due to the implementation of several new projects and the signing up of several new clients onto our platform and the activity generated by the new clients.

Revenues generated consisted of hardware sales, software sales, revenue from sign on fees, transaction revenues, consulting revenues and commissions. Hardware sales for the six months ended June 30, 2006 were $72,503 compared to $829 for the six months ended June 30, 2005, an increase of $71,674. The resultant increase in hardware revenues was primarily due to the sale of biometric technology related to our product lines. Software sales for the six months ended June 30, 2006 were $14,475 compared to $5,500 for the six months ended June 30, 2005, an increase of $8,975. The resultant increase in software revenues was primarily due an increase in the sales of our technology platform. Sign on fees for our ASP transaction model amounted to $4,000 for the six months ended June 30, 2006 compared to $4,200 for the six months ended June 30, 2005, a decrease of $200. The decrease was due to a delay in signing up several new clients. Transaction revenues from the ASP hosting model and the implementation of new technology projects were $51,361 for the six months ended June 30, 2006 and $1,224 for the six months ended June 30, 2005, an increase of $50,137. The increase was due primarily to the activity generated by new and existing clients.

Cost of revenues for the six months ended June 30, 2006 was $16,538 compared to $4,256 for the six months ended June 30, 2005, an increase of $12,282, or 289%. The increase resulted primarily from an increase in the ASP transaction activity and hardware purchased for resale.

Gross profit for the six months ended June 30, 2006 was $125,801 compared to $7,497 for the six months ended June 30, 2005, an increase of $118,304, or 1,578%. The increase was primarily due to signing up new clients onto our platform, the activity generated by the new clients and the sales of our technology.

Research and development expenses for the six months ended June 30, 2006 were $164,975 compared to $174,464 for the six months ended June 30, 2005, a decrease of $9,489, or 5.4%. The decrease is primarily attributable to the completion of the development of our ProtectID™ and ValidateID™ products and the resulting decrease of resources attributable to development.

Selling, general and administrative expenses for the six months ended June 30, 2006 were $2,214,613 compared to $1,847,256 for the six months ended June 30, 2005, an increase of $367,357 or 19.9%.

The net increase was due primarily to increases in our staffing, advertising, promotion and marketing, legal and accounting, consulting costs and overhead. The increased level of expenses being incurred by the Company resulted from our efforts to commercially exploit our suite of network security products.

Selling, general and administrative expenses at June 30, 2006 and June 30, 2005 consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, travel costs, non-cash stock compensation expense for the issuance of stock and stock options to non-employees and other general corporate expenses. Effective January 1, 2006 employees’ stock option grants are accounted for under FAS 123R for new options granted to employees.

Other expense (income) for the six months ended June 30, 2006 was ($7,000) as compared to $388,167 for the six months ended June 30, 2005, representing a decrease in other expenses of $395,167, or 102%. The decrease was primarily due to interest charges for notes payable and net, mark to market changes in the fair value of derivative financial instruments relating to the convertible promissory notes.

Derivative expense (gain) represents the change in the fair value of the net derivative liability at year end, using a layered discounted probability-weighted cash flow approach. Interest expense derivatives represent the amortization of discount on the initial valuation of the derivatives, or the amortization of the change after any modification of debt. The change represents the amortization for both the Cornell and Highgate debentures.

Our net loss for the six months ended June, 30, 2006 was $2,260,787 compared to a net loss of $2,402,390 for the six months ended June 30, 2005, a decrease of $141,603, or 5.9%. The decrease was primarily due to a decrease in salaries, benefits and overhead costs for executive and administrative personnel in the second quarter of 2006, fees for professional services, promotion and marketing expenses and net mark to market changes in the fair value of derivative instruments relating to the convertible promissory notes.

Liquidity and Capital Resources

Our total current assets at the six months ended June 30, 2006 were $543,724, including $9,538 in cash as compared with $618,345 in total current assets at the year ended December 31, 2005, which included cash of $77,094. We have historically incurred losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing.

The number of common shares outstanding increased from 17,438,855 shares at the six months ended June 30, 2005 to 23,592,081 at the six months ended June 30, 2006, an increase of 35.3%. Additionally, we had a shareholders’ deficiency in the amount of ($3,005,897) at the six months ended June 30, 2006 as compared to a shareholders equity of $869,646 at the six months ended June 30, 2005, a decrease of approximately 446%. The decrease in shareholders equity to a deficiency position is a result of the Company’s net losses and funding through an increased debt position from convertible debentures and promissory notes rather than the sale of stock. We had $9,538 of cash at the six months ended June 30, 2006, compared to $153,027 cash at the six months ended June 30, 2005 a decrease of approximately 93.8%. We financed our operations during the six months ended June 30, 2006 through debt and equity financing. To date, we have not generated significant revenues and we anticipate that we will not generate any significant revenues until the end of the third quarter of 2006. We expect that we will rely, at least in the near future, upon a limited number of customers for a substantial percentage of our revenues and may continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market grows, we will attain greater numbers of customers and the concentrations will diminish. Until this is accomplished, we will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing commitments of capital expenditures and until our sales revenue can provide greater liquidity.

We have historically incurred losses and expect to continue to incur losses in the foreseeable future. Our operations presently require funding of approximately $200,000 per month. Our current forecast and potential pipeline substantiate our becoming profitable by the fourth quarter of 2006 based on some key potential clients contracting with the Company in the financial industry, enterprise and consumer sectors in the United States, South America and in Asia. There can be no assurance, however, that the sales anticipated will materialize or that we will achieve the profitability we have forecasted.

During the six months ended June 30, 2006 the Company reflected in its financial statements sales of common stock and common stock for services rendered. Although these transactions were recorded during the six months ended June 30, 2006, the stock for several of these transactions was not issued by the transfer agent until July and August 2006.

On April 27, 2005, the Company entered into an amended and restated 8% secured convertible debenture with Cornell Capital Partners, LP (“Cornell”) in the amount of $1,024,876, which terminated the two $500,000 debentures entered into with Cornell in December 2004 and January 2005. At June 30, 2006, the unpaid principal balance of this debenture was $1,024,876. The new debenture entitles Cornell, at its option, to convert, at any time and from time to time, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at the price per share equal to the lesser of (i) the greater of $0.25 or an amount equal to 120% of the initial bid price or (ii) an amount equal to 80% of the lowest volume weighted average price of the Company’s common stock for the last five trading days immediately preceding the conversion date. The debenture matures on April 27, 2007. The Company, at its option, may redeem, with three days advance written notice, a portion or all outstanding convertible debenture. The redemption shall be 120% of the amount redeemed plus accrued interest remaining for the executed debenture.

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

On April 27, 2005, the Company entered into a Securities Purchase Agreement with Highgate House Funds, Ltd. (“Highgate”) pursuant to which the Company received $750,000 in exchange for two 7% secured convertible debentures amounting to $750,000 that mature in 2 years, and the issuance of 150,000 shares of the Company’s common stock. At June 30, 2006, the unpaid principal balance of these debentures was $375,000. The Securities Purchase Agreement provides for the execution of funding under two closings. The first closing occurred upon the signing of the aforementioned Securities Purchase Agreement and the second closing occurred upon the filing of a registration statement on Form SB-2. The Company issued the aforementioned securities to the investor pursuant to Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended (the “Act”), and/or Section 4 (2) of the Act.

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

Additionally, in accordance with the Securities Purchase Agreement with Highgate, the Company is required to maintain in escrow and registered five times the number of shares of common stock that would be needed to satisfy the full conversion of all such convertible debentures outstanding (currently 6,510,000 shares in reserve) and to issue additional shares as needed if the number of shares in escrow becomes less than required. For the six months ended June 30, 2006, Highgate converted 3,525,594 shares of the 8,680,000 reserved shares into the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion price ranged from $0.056 to $0.48 per share.

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

During the six months ended June 30, 2006, the Company sold units for an aggregate total of $166,000 to seven individuals which contained common stock and warrants. The issuance is exempt from registration under the Securities Act of 1933 and the rules and regulations promulgated thereunder. The individuals purchased and the Company recorded a total of 445,672 shares of common stock from the Company at a price ranging from $0.14 to $0.75 per share and received an aggregate of 155,801 warrants with an exercise price ranging from $0.35 to $0.50 per share which are exercisable for a period of two years from issuance. Stock totaling 133,333 shares was issued in March 2006 and stock totaling 312,339 shares was not issued by the transfer agent until July 2006.

The Company issued unsecured convertible notes payable during the six months ended June 30, 2006 in an aggregate total of $300,000 to two unrelated parties.

The Company issued unsecured convertible notes payable during the six months ended June 30, 2006 in an aggregate total of $113,000 to three related parties. Additionally, during the six months ended June 30, 2006, the Company repaid a total of $43,500 of unsecured convertible notes payable to four related parties.

The Company issued unsecured notes payable during the six months ended June 30, 2006 in an aggregate total of $447,000 to two related parties. Additionally, during the six months ended June 30, 2006, the Company repaid a total of $7,000 of unsecured notes payable to one related party.

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

Our future revenues and profits, if any, will primarily depend upon our ability to secure sales of our suite of network security products. We do not at present generate significant revenue from the sales of our products. Although management believes that our products are competitive for customers seeking a high level of network security, we cannot forecast with any reasonable certainty whether our products will gain acceptance in the marketplace and if so by when. In addition, we are a reseller and potential distributor for various security and telecommunications related products, for which we anticipate minimal revenues.

Except for the limitations imposed upon us respective to the secured convertible debentures of Cornell and Highgate, there are no material or known trends that will restrict either short-term or long-term liquidity.

In December 2005 and March 2006, we engaged the services of two consulting firms in order for us to obtain additional funding. As of June 30, 2006 the Company did not received any funding from these consultants. In May 2006, the Company executed a term sheet with an investor in the amount of $1 million. As of June 30, 2006 the Company did not conclude the transaction with the investor.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Going Concern

We are assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses of approximately $2,260,787 for the six months ended June 30, 2006, compared to a net operating loss of $2,402,390 for the six months ended June 30, 2005. At June 30, 2006, the Company's accumulated deficit was $11,484,601, its working capital deficiency was $1,870,890 and approximately 89% of its assets consist of deferred royalties. Additionally, for the six months ended June 30, 2006, we had negative cash flows from operating activities of approximately $1,130,918. Since our inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business may require additional capital. This condition raises substantial doubt about our ability to continue as a going concern.

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

Currently, the Company is aggressively attempting to increase revenues and improve profit margins by implementing a revised sales strategy. In principle, the Company is redirecting its sales focus from direct sales to companies using an internal sales force, to selling through a distribution channel of Value Added Resellers and Original Equipment Manufacturers. The profit margin for this approach is more lucrative than selling direct due to the increase in sales volume. This revised sales approach should increase the Company’s sales and revenues in order to mitigate future losses. In addition, management has raised funds through convertible debt instruments and the sale of equity in order to alleviate the working capital deficiency. Through the utilization of the public capital markets, the Company plans to raise the funds necessary to continue, expand and enhance its growth; however, there can be no assurance that this will be able to increase revenues or raise additional capital. In December 2005 and March 2006, we engaged the services of two consulting firms in order for us to obtain additional funding. As of June 30, 2006 the Company did not receive any funding from these consultants. In May 2006, the Company executed a term sheet with an investor in the amount of $1 million. As of June 30, 2006 the Company did not conclude the transaction with the investor. The Company is currently in negotiations with other investors to conclude the necessary working capital needs of the Company.

Our management expects cash flows from operating activities to improve in the third quarter of 2006, primarily as a result of an increase in sales, and plans to raise financing through various methods to achieve the business plans, although there can be no assurance thereof. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional financing when required, we may have to modify, delay or abandon some or all of our business and expansion plans.

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

If the Company determined compensation expense based on the fair value at the dates for those awards consistent with the method of SFAS No. 123 and not the intrinsic value method, the effect on the historical financial statements for the periods presented would be as follows:

Period	Loss as Originally Reported	Additional Employee Compensation Expense	Adjusted Loss For The Period

For the six months ended June 30, 2005	$2,402,390	$85,335	$2,487,725

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

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. Under this method, compensation cost in the first half of 2006 included the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the revised provisions of SFAS 123R. Prior to adoption of SFAS 123R, we accounted for stock based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” In accordance with APB Opinion No. 25, no stock-based compensation cost was reflected in prior year net income for grants of stock options to employees because we granted stock options with an exercise price equal to the market value of the stock on the date of grant.

The adoption of SFAS No. 123R decreased the Company’s second quarter and six months ended 2006 reported operating income and net income by $23,433 and $70,042, respectively. The expense is classified as selling, general and administrative expense on the statement of operations.

Recent Accounting Pronouncements

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

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, except for the formation of an Audit Committee including an independent member, to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2006, the Company executed an 8% convertible promissory note in the amount of $70,000 with its Office Manager. The principal due hereunder shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of June 30, 2006 or later if agreed upon by the Office Manager and the Company. At any time prior to repayment of all outstanding principal, the holder is entitled, at its option, to convert, at any time and from time to time, until payment in full, all or any part of the principal amount of the note into shares of the Company’s common stock at the price of $1.00 per share. The note was partially repaid in the amount of $10,000 in June 2006. In June 2006, the maturity date of the balance of the note was extended to August 31, 2006. In connection with the convertible promissory note, the Company issued to the Office Manager warrants for the purchase of 7,000 shares of the Company’s common stock with an exercise price of $1.00 per share and an exercise period ending ten years from issuance.

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

In February 2006, the Company executed an agreement with a firm as a representative whereby the firm shall provide business development services to expand the Company’s sales and marketing efforts primarily in South America and Mexico. As compensation for the services, the firm shall receive a fee of $10,000 per month beginning on February 15, 2006. For the initial four months of the agreement, the fee will be in the form of the Company’s common stock. For the second four months of the agreement, the fee shall be paid as $5,000 cash and $5,000 in the form of the Company’s common stock. The stock price will be calculated based upon the ten days average bid price, prior to the 15th of each month, with the lowest bid price no lower than $0.25 per share. The shares are restricted and have piggyback registration rights upon the next registration statement filed by the Company. Shares totaling 43,860 were issued by the transfer agent in March 2006 and shares totaling 31,949 shares were not issued by the transfer agent until July 2006. There shall be no fee for the last four months of the agreement’s first year. The firm shall also receive a commission of 10% of the net sales from introduced customers. The term of the agreement is perpetual with thirty-day written termination rights retained by both the Company and the firm. In March 2006, the agreement was amended to expand the territory outside of South America and Mexico on a case by case basis with written approval required by both the Company and the firm. The Company also executed a consultant agreement with the firm in January 2006.

In February 2006, one individual purchased and the Company recorded 50,000 shares of common stock from the Company at a price of $0.22 per share. The stock was not issued by the transfer agent until July 2006. In connection with the sale of common stock, the Company issued to the individual warrants for the purchase of 10,000 shares of the Company’s common stock with an exercise price of $0.55 per share and an exercise period ending two years from issuance.

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

In March 2006, the Company retained the services of an investor relations consulting firm and both parties mutually executed three agreements: a Financial Consulting Agreement, a Business Introduction Agreement and an Investor Relations Consulting Agreement. Per the terms of the Financial Consulting Agreement, the firm will provide services in order assist the Company in developing a strategy and structure for obtaining financing. As compensation for the financial consulting services, the firm will receive, on a prorated basis 400,000 shares of the Company’s common stock at a value of $0.18 per share upon the closing of up to $500,000 in financing. The shares are to be placed in escrow with the Company’s law firm. The firm will also receive, on a prorated basis, up to $40,000 in cash upon the closing of a second $500,000 in financing. The term of the financing agreement is for ten months. Per the terms of the Business Introduction Agreement, the firm will provide potential sales opportunities to the Company. The firm commenced the introduction process in February 2006. As compensation for the introduction services, the firm will receive a $5,000 cash payment for each of February 2006 and March 2006. Also, upon the Company receiving $1,000,000 or more in purchase contracts for its products and services, the firm will receive 100,000 shares of the Company’s common stock at a value of $0.18 per share and warrants to purchase 100,000 shares of the Company’s common stock with an exercise price of $0.25 per share. The warrants will have a five year term, piggyback registration rights for one year and demand registration rights after April 1, 2007. The term of the introduction agreement is for ten months. Per the terms of the Investor Relations Consulting Agreement, the firm will assist the Company in developing a comprehensive financial relations strategy. As compensation for the services, the Company will make cash payments to the firm of $5,000 for each of the first two term months, $9,000 for each of the second two term months and $10,000 for each of the remaining six term months. The company issued warrants to purchase 300,000 shares of the Company’s common stock with an exercise price of $0.18 per share related to the agreement. The warrants have a five year term, piggy back registration rights for one year and demand registration rights after April 1, 2007. The term of the investor relations agreement is for ten months.

In March 2006, the Company executed a consulting agreement with its public relations firm whereby the firm shall provide public relations consulting services in addition to the services defined in an April 2005 engagement letter. As compensation for providing additional services, the firm shall receive an additional monthly fee of $5,000 in the form of the Company’s common stock at a value based upon a 20% discount to the market value of the Company’s common stock on the last trading day of each month. The shares shall be restricted and have piggy back registration rights upon the next registration statement filed by the Company. The stock was not issued by the transfer agent until August of 2006. The term of the agreement is for six months with automatic renewal terms until either the Company or the firm provides the other party with at least thirty day’s written notice of its intent to terminate the agreement. In April 2006, the public relations firm terminated the agreement. For the six months ended June 30, 2006, the Company recorded 23,256 shares of common stock related to this agreement. The stock was not issued by the transfer agent until August 2006.

In March 2006, the Company executed a consulting agreement with an investor relations firm whereby the firm shall provide public and investor relations services to the Company. As compensation for the services, the firm shall receive a monthly retainer in the amount of $5,000 and a one time issuance of 120,000 shares of the Company’s common stock (60,000 shares each) will be made to two of the firm’s officers. The shares shall be restricted and have piggy back registration rights upon the next registration statement filed by the Company. For the six months ended June 30, 2006, the Company recorded 120,000 shares of common stock related to this agreement. The stock was not issued by the transfer agent until July 2006. The term of the agreement is for six months and it can be renewed provided the Company and the firm both agree in writing.

In March 2006, four individuals purchased and the Company recorded 190,910 shares of common stock from the Company at a price of $0.22 per share for 90,910 shares and $0.25 per share for 100,000 shares. The stock was not issued by the transfer agent until July 2006. In connection with the sale of common stock, the Company issued to the individuals warrants to purchase an aggregate of 118,182 shares of the Company’s common stock with an exercise price of $0.55 per share for 18,182 warrants and $0.50 per share for 100,000 of the warrants. These warrants are exercisable for a period of two years from issuance.

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

In April 2006, the Company executed three convertible notes, in the amounts of $7,000, $5,000 and $150,000, with its CEO. The notes bear interest at a per annum rate equal to the CEO’s private account monthly lending rate. The $7,000 note was repaid in April 2006. The $5,000 note has a maturity date of September 30, 2006. The $150,000 note has a maturity date of June 30, 2006. In June 2006, the maturity date of the $150,000 note was extended to September 30, 2006.

In May 2006, the Company executed a consultant agreement with a sales consulting firm whereby the firm shall act as a global sales consultant and shall also provide an individual to serve as the manager of the Company’s sales department. Upon signing the agreement, the firm received warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.20 per share and a term of three years. As of June 30, 2006, the fair value of the warrants issued using the Black-Scholes Option Pricing Model was $23,120. For the six months ended June 30, 2006, the Company recorded $23,120 in consulting expense related to the issuance of these warrants. Under the terms of the agreement, the firm will receive a 10% commission on net revenues of sales resulting from direct introduction, a 5% commission on net revenues of introduced sales involving integrators, resellers or distributors and a 2% commission on net revenues of sales made by the Company’s internal sales representatives if the firm was instrumental in closing the sale. Additionally, for the direct sales whereby the firm receives a 10% commission, the firm shall receive 200,000 warrants for each $1,000,000 in sales booked by the Company up to a maximum of 1,000,000 warrants. The warrants shall have an exercise price of $0.25 per share, $0.30 per share, $0.35 per share, $0.40 per share and $0.45 per share, respectively, for each $1,000,000 in direct sales earned. All of the warrants shall have a term of three years. The firm shall also receive a bonus if the Company’s total sales in 2006 reach $4,000,000 in the form of warrants to purchase 100,000 shares of the Company’s common stock with an exercise price of $0.20 and a term of three years.

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

In May 2006, Highgate converted $25,000 of the April 27, 2005 debenture into 260,417 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion was made on May 25, 2006 at a conversion price of $0.096 per share.

In May 2006, the Company executed a note in the amount of $100,000 with its CEO. The note bears interest at a rate equal to 9% per annum with a maturity date of July 31, 2006. In July 2006, the maturity date of the $100,000 note was extended to September 30, 2006.

In May 2006, one individual purchased and the Company recorded 71,429 shares of common stock from the Company at a price of $0.14 per share. The stock was not issued by the transfer agent until July 2006. This issuance is exempt from registration under the Securities Act of 1933 and the rules and regulations promulgated thereunder. In connection with the sale of common stock, the Company issued to the individual an aggregate of 14,286 warrants with an exercise price of $0.35 per share. These warrants are exercisable for a period of two years from issuance.

In June 2006, Highgate converted $55,000 of the April 27, 2005 debenture into 982,143 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversions were made on June 26, 2006 for $40,000 into 714,286 shares of common stock at a conversion price of $0.056 per share and on June 29, 2006 for $15,000 into 267,857 shares of common stock at a conversion price of $0.056 per share.

In June 2006, the Company executed a 9% convertible promissory note in the amount of $200,000 with an individual. At any time, the holder is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of the debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at the price of $0.14 per share. If not converted at the holder’s option, the entire principal amount and all accrued interest shall be due to the holder on the third year anniversary of the debenture. In connection with the convertible promissory note payable, the Company issued to the individual an aggregate of 400,000 warrants with an exercise price of $0.25 per share. These warrants are exercisable for a period of five years from issuance.

For the six months ended June 30, 2006, the interest rate of the Company’s CEO private lending account ranged between 8.625% and 10.750% per annum.

In July 2006, the Company sold a total of six units to six individuals, each unit consisting of a 12% promissory note payable in the amount of $25,000 and 250,000 shares of the Company’s common stock for a total of $150,000 and 1,500,000 shares of common stock. The principal due shall be payable in full by January 10, 2007. If any of the notes are deemed unenforceable, then the remaining outstanding principal and accrued and unpaid interest under that note shall be convertible into shares of common stock of the Company at the sole option of the note holder, in whole or in part at any time and from time to time at a conversion price equal to $0.085 per share. Six months of prepaid interest, for a total of $9,000, was due at closing, of which $6,750 was withheld by the escrow agent and $2,250 was paid directly to the note holder by the Company. The Company paid a placement agent fee of $15,000 and issued 150,000 shares of the Company’s common stock relating to the promissory notes. The Company also paid an escrow agent fee of $3,000 relating to the promissory notes, of which $1,500 was paid in March 2006. The Company also paid the $7,500 due diligence fee in March 2006. The Company issued 50,000 shares of the Company’s common stock to the placement agent in July 2006 as a part of the due diligence fee. All of the Company’s shares of common stock issued in relation to the promissory notes have Rule 144 piggyback registration rights.

In August 2006, the Company and its former public relations firm reached an informal agreement whereby the Company has agreed to make periodic payments in order to repay a June 2005 convertible note in the amount of $33,000 in full by December 31, 2006. The note had a maturity date of June 30, 2006.

All of the above offerings and sales were deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

In May 2006, the Company executed a term sheet with an investor in the amount of $1 million. As of June 30, 2006 the Company did not conclude the transaction.

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

STRIKEFORCE TECHNOLOGIES, INC.

Dated: August18, 2006	By: /s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: August18, 2006	By: /s/ Mark Joseph Corrao
Mark Joseph Corrao
Chief Financial Officer and Principal Accounting Officer