Form 10QSB
period 2006-09-30
StrikeForce Technologies Inc.
filed 2006-11-20
CIK 1285543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 31, 2006, the issuer had 29,198,780 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

Item 1. Financial Statements (The following financial statements are in the process of being reviewed by our Independent Registered Public Accouting firm)

STRIKEFORCE TECHNOLOGIES, INC.
TABLE OF CONTENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

STRIKEFORCE TECHNOLOGIES, INC.
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$154,299	$77,094
Accounts receivable, net	51,539	1,883
Short-term portion of deferred royalties	303,834	475,448
Prepaid expenses	186,926	63,920
Total current assets	696,598	618,345

Property and equipment, net	37,279	45,099
Long-term portion of deferred royalties	1,797,686	2,087,357
Intangible assets, net	4,329	4,329
Security deposit	8,684	8,684
Total Assets	$2,544,576	$2,763,814

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Convertible notes payable	$158,000	$33,000
Convertible notes payable - related parties	478,000	427,500
Notes payable	250,000	-
Notes payable - related parties	629,000	189,000
Capital leases payable	43,460	25,243
Accounts payable	672,727	205,654
Accrued expenses	650,055	166,186
Payroll taxes payable	54,434	58,175
Due to employees	46,276	32,122
Total current liabilities	2,981,952	1,136,880

Secured convertible notes payable	1,168,779	1,013,740
Derivative financial instrument	1,342,632	1,972,288
Convertible notes payable	835,000	510,000
Long-term portion of capital leases payable	5,997	26,383
Total Liabilities	6,334,360	4,659,291

Commitments and contingencies

Stockholders' Deficiency
Preferred stock, par value $0.10 - 10,000,000 shares authorized,
-0- issued and outstanding	-	-
Common stock, par value $0.0001 - 100,000,000 shares
authorized, 26,535,803 and 18,454,250 issued and outstanding,
respectively	2,654	1,846
Additional paid-in capital	8,824,294	7,326,491
Accumulated deficit	(12,616,732)	(9,223,814)
Total Stockholders' Deficiency	(3,789,784)	(1,895,477)
Total Liabilities and Stockholders' Deficiency	$2,544,576	$2,763,814

See notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005

Revenues	$99,155	$14,620	$244,244	$26,373

Cost of sales	31,432	4,169	50,721	8,425

Gross profit	67,723	10,451	193,523	17,948

Operating expenses:
Selling, general and administrative expenses	706,489	747,581	2,921,100	2,594,837
Research and development	111,020	89,303	275,995	263,767
Total operating expenses	817,509	836,884	3,197,095	2,858,604

Loss from operations before other (income) expense	(749,786)	(826,433)	(3,003,572)	(2,840,656)

Other (income) expense:
Interest and financing expense	339,865	142,320	766,720	283,719
Derivative instrument (income) expense, net	42,481	585,595	(377,374)	832,363
Total other (income) expense	382,346	727,915	389,346	1,116,082

Net loss	$(1,132,132)	$(1,554,348)	$(3,392,918)	$(3,956,738)

Basic and diluted loss per common share	$(0.05)	$(0.09)	$(0.15)	$(0.23)

Weighted average number of common shares outstanding	24,669,084	17,547,605	22,134,823	17,400,272

See notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficiency

Balance at December 31, 2005	18,454,250	$1,846	$7,326,491	$(9,223,814)	$(1,895,477)

Sale of units containing shares and warrants for cash	817,101	82	191,918	-	192,000

Issuance of shares from conversions of notes payable and interest	3,972,023	397	523,495		523,892

Issuance of shares for consulting services	1,184,429	118	276,366		276,484

Issuance of shares for financing	2,108,000	211	193,889		194,100

Issuance of warrants in connection with convertible notes payable	-	-	121,224	-	121,224

Issuance of warrants in connection with consulting services	-	-	116,276	-	116,276

Repricing of warrants issued in connection with consulting services	-	-	186,800	-	186,800

Revaluation of stock options granted for future royalties	-	-	(218,186)	-	(218,186)

Employee stock option compensation	-	-	106,021	-	106,021

Net loss	-	-	-	(3,392,918)	(3,392,918)

Balance at September 30,2006	26,535,803	$2,654	$8,824,294	$(12,616,732)	$(3,789,784)

See notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
Cash flows from operating activities:
Net loss	$(3,392,918)	$(3,956,738)
Adjustments to reconcile net loss to net
cash provided used in operating activities:
Depreciation and amortization	17,925	19,983
Amortization of deferred financing costs	124,441	105,950
Professional fees through issuance of common stock, options and warrants	582,179	196,410
Amortization of discount on convertible notes	426,649	100,145
Royalty expense paid through issuance of stock options	243,099	363,825
Mark to market on derivative financial instrument expense	(377,374)	832,363
Employee stock option compensation	106,021	-
Financing expense paid through issuance of common stock and warrants	28,000	136,937
Changes in assets and liabilities affecting operations:
Accounts and other receivable, net	(49,656)	1,187
Prepaid expenses	857	(378)
Accounts payable	467,073	77,617
Accrued expenses	520,269	61,502
Payroll taxes payable	(3,741)	(7,417)
Due to employees	14,154	3,601
Net cash used in operating activities	(1,293,022)	(2,065,013)

Cash flows from investing activities:
Investment in website	(4,830)	-
Purchases of property and equipment	(5,275)	(27,724)
Net cash used in investing activities	(10,105)	(27,724)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	192,000	175,050
Proceeds from convertible notes payable	450,000	1,920,000
Proceeds from convertible notes payable - related parties	113,000	-
Proceeds from notes payable	250,000	-
Proceeds from notes payable - related parties	447,000	-
Payments on convertible notes payable	-	(12,500)
Payments on convertible notes payable - related parties	(62,500)	-
Payments on notes payable - related parties	(7,000)	-
Principal payments for capital leases	(2,168)	(16,464)
Net cash provided by financing activities	1,380,332	2,066,086

Net (decrease) increase in cash	77,205	(26,651)

Cash, beginning of period	77,094	103,745

Cash, end of period	$154,299	$77,094

Supplemental disclosure of cash flow information:
Interest expense	$27,926	$18,786
Income taxes	$-	$-

Supplemental schedule of non-cash activities:
Revaluation of stock options issued for deferred royalties	$218,186	$945,319
Shares issued in connection with notes payable	$166,100	$3,958
Warrants issued in connection with notes payable	$121,222	$-
Common stock issued in connection with deferred consulting fees	$25,200	$-
Conversion of convertible promissory notes payable
into common stock	$271,610	$-
Issuance of common stock for accrued services	$36,400	$-
Financing cost related to beneficial conversion
value of secured debenture	$-	$349,969
Convertible note issued for consulting services	$-	$33,000
Accrued interest converted into convertible note	$-	$24,876

See notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS

StrikeForce Technical Services Corporation was incorporated in the state of New Jersey, in August 2001. On September 3, 2004, the shareholders approved an amendment to the Certificate of Incorporation to change the name from StrikeForce Technical Services Corporation to StrikeForce Technologies, Inc. (the “Company”). Prior to December 2002, the Company was a reseller of computer hardware, software products, and telecommunications equipment and services. In December 2002, the Company began to acquire the rights to intangible technology, which upon the consummation changed the direction of the Company’s business. The Company is a software development and services company. The Company owns the exclusive right to license and develop various identification protection software products that were developed to protect computer networks from unauthorized access and to protect network owners and users from identity theft. The Company has developed a suite of products based upon the licenses and the Company is seeking to commercially exploit the products in the areas of eCommerce, corporate, government and consumer sectors. The technology developed by the Company and used in the Company’s ProtectID™ and GuardedID® products is the subject of two pending patent applications. The Company’s firewall product, which is in the research and design phase, is the subject of a pending provisional patent application. A fourth patent application relating to the Company’s ProtectID™ product was combined into the first ProtectID™ pending patent application and was allowed to lapse. The Company’s operations are based in Edison, NJ.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Interim period

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-QSB and Items 303 and 310(B) of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2006, the results of operations for the three and nine months ended September 30, 2006, and changes in stockholders’ equity and cash flows for the nine months ended September 30, 2006. The results for the nine months ended September 30, 2006, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2006.

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

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
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

Hardware - Revenue from hardware sales is recognized when the product is shipped to the customer and there are either no unfulfilled company obligations or any obligations that will not affect the customer's final acceptance of the arrangement. Any cost of these obligations is accrued when the corresponding revenue is recognized. For the nine months ended September 30, 2006 and 2005, total hardware revenues for products shipped or delivered were $78,470 (which was 32% of total revenues) and $7,929 (which was 30% of total revenues), respectively. There were no revenues from fixed price long-term contracts.

Software - Revenue from delivered elements of one-time charge licensed software is recognized at the inception of the license term, provided the Company has vendor-specific objective evidence of the fair value of each delivered element. Revenue is deferred for undelivered elements. The Company recognizes revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured. Delivery generally occurs when the product is delivered to a common carrier. The Company assesses collection based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. The Company does not request collateral from customers. If the Company determines that collection of a fee is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. Revenue from monthly software licenses is recognized on a subscription basis. For the nine months ended September 30, 2006 and 2005, total software revenues for software shipped or delivered were $17,625 (which was 7% of total revenues) and $5,500 (which was 21% of total revenues), respectively.

Services - Revenue from time and service contracts is recognized as the services are provided. The Company offers an Application Service Provider hosted service whereby customer usage transactions are invoiced monthly on a cost per transaction basis. The service is sold via the execution of a Customer Agreement between the Company and the Company’s end user. Initial set-up fees are recognized upon completion of service. For the nine months ended September 30, 2006 and 2005, total revenues for services provided were $148,149 (which was 61% of total revenues) and $12,944 (which was 49% of total revenues), respectively.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
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

Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life. To date, all costs have been accounted for as research and development costs and no software development cost has been capitalized. Total research and development costs for the nine months ended September 30, 2006 and 2005 were $275,995 and $263,767, respectively.

Management will evaluate the net realizable value of software costs capitalized by comparing estimated future gross revenues reduced by the estimated future costs of completing, disposing of and maintaining the software. These costs also include the costs of performing maintenance and customer support required by the Company.

e)	Loss per common share

Loss per common share is computed pursuant to SFAS No. 128, “Earnings Per Share”. Basic loss per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt. As of September 30, 2006 and 2005, options and warrants were excluded from the diluted loss per share computation, as their effect would be anti-dilutive.

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

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
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

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
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

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
(UNAUDITED)

NOTE 3 -  STOCK BASED COMPENSATION

The Company has one equity compensation plan for employees. The plan authorizes the granting of stock options consistent with the purpose of the plan (see Note 21 to the Company’s consolidated financial statements included in the 2005 Annual Report). The number of shares authorized for issuance under the Company’s plan as of September 30, 2006 was increased to 10,000,000 in September 2006 by unanimous board consent. Of the total authorized for issuance at September 30, 2006, 3,655,447 shares were available for future issuance. Stock options granted under the plan are typically granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options also generally vest over a period of three years with respect to grants made to employees. Options typically expire ten years from the date of grant.

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

Had the Company used the fair value based accounting method for stock compensation expense prescribed by SFAS Nos. 123 and 148 for the period ended September 30, 2005, the Company’s consolidated net loss and net loss per share would have been reduced to the pro-forma amounts illustrated as follows:

2005
Net loss, as reported	$(3,956,738)

Stock based compensation (benefits) cost included in the determination of net income as reported	196,410

Stock-based compensation cost determined under the fair value method	(327,467)

Pro forma net loss	$(4,087,795)

Net loss per share:
Basic and diluted - as reported	$(0.23)
Basic and diluted - pro forma	$(0.23)

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

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
(UNAUDITED)

NOTE 3 - STOCK BASED COMPENSATION - (cont’d)

disclosures reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2006	2005

Risk-free interest rate	3.1% - 5.2%	3.1% - 4.7%
Dividend yield	0.00%	0.00%
Expected volatility	6% - 169%	6% - 17%
Expected option life	5 - 10 years	5 - 10 years

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

The adoption of SFAS No. 123R decreased the Company’s third quarter and nine months ended 2006 reported operating income and net income by $35,979 and $106,021, respectively. The expense is classified as selling, general and administrative expense on the statement of operations.

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

2004 Equity Incentive Plan

The shareholders approved the 2004 Equity Incentive Plan (“Incentive Plan”) in September 2004. The Incentive Plan is effective April 1, 2004. Officers and key employees, who in the judgment of the Company render significant service to the Company, are eligible to participate. The Incentive Plan provides for the award of a broad variety of stock-based compensation alternatives such as non-qualified stock options, incentive stock options, restricted stock, performance awards and stock appreciation rights. The Incentive Plan provides 10,000,000 shares of common stock to be offered from either authorized and

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
(UNAUDITED)

NOTE 3 - STOCK BASED COMPENSATION - (cont’d)

2004 Equity Incentive Plan - (cont’d)

unissued shares or issued shares, which have been reacquired by the Company. Option shares totaling 4,605,000 vest equally over a three year period beginning one-year from the grant and option shares totaling 1,739,553 vest over a one-year period from the grant date.

As of September 30, 2006, an aggregate of 6,344,553 options were outstanding under the Incentive Plan. The exercise price for 1,830,000 options is $1.00, for 2,775,000 options is $0.10, for 348,096 options is $0.099, for 405,432 options is $0.085, for 492,309 options is $0.07 and for 493,716 options is $0.0698. As of December 31, 2005, an aggregate of 1,830,000 options were outstanding under the Incentive Plan. The exercise price for all these options is $1.00.

Non-Incentive Plan Stock Option Grants

As of September 30, 2006 and December 31, 2005, the Company had outstanding an aggregate of 7,618,889 non-plan, non-qualified options for non-employees and no outstanding incentive options outside of the Plan.

The table below summaries the Company’s stock option activity for the quarter ended September 30, 2006:

			Non-Plan
	Incentive	Non-Qualified	Non-Qualified
	Options	Options	Options	Total
Outstanding at December 31, 2005	-	6,344,553	7,618,889	13,963,442
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2006	-	6,344,553	7,618,889	13,963,442

Vesting Schedule:
Vested at December 31, 2005	-	1,382,083	6,651,270	8,033,353
September 30, 2006	-	603,019	967,619	1,570,638

At September 30, 2006, there were 13,963,442 stock options outstanding of which 1,830,000 options were exercisable at an exercise price of $1.00, 2,775,000 options were exercisable at an exercise price of $0.10, 348,096 options were exercisable at an exercise price of $0.099, 405,432 options were exercisable at an exercise price of $0.085, 492,309 options were exercisable at an exercise price of $0.07 and 493,716 options were exercisable at an exercise price of $0.0698, 7,600,000 options were exercisable at $0.36 and 18,889 options were exercisable at $0.90. At December 31, 2005, there were 9,448,889 stock options outstanding of which 1,830,000 options were exercisable at an exercise price of $1.00, 7,600,000 options were exercisable at $0.36 and 18,889 options were exercisable at $0.90. At December 31, 2005, there were 8,033,353 vested options outstanding of which 1,382,083 options are exercisable at an exercise price of $1.00, 6,632,381 options are exercisable at $0.36 and 18,889 options are exercisable at $0.90. At September 30, 2006, there were 9,603,991 vested options outstanding of which 1,651,528 options are exercisable at an exercise price of $1.00, 189,582 options are exercisable at $0.10, 28,037 options are exercisable at $0.099, 33,786 options are exercisable at $0.085, 41,026 options are

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
(UNAUDITED)

NOTE 3 - STOCK BASED COMPENSATION - (cont’d)

Non-Incentive Plan Stock Option Grants - (cont’d)

exercisable at $0.07, 41,143 options are exercisable at $0.0698, 7,600,000 options are exercisable at $0.36 and 18,889 options are exercisable at $0.90.

As of September 30, 2006, there was $393,769 of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 16 months.

NOTE 4 -  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. At September 30, 2006, the Company's accumulated deficit was $12,616,732, its working capital deficiency was $2,285,354 and approximately 83% of its assets consist of deferred royalties. In addition, the Company had net losses of $3,392,918 and $3,956,738 for the nine months ended September 30, 2006 and 2005, respectively.

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

The Company intends to utilize the funding obtained in order to cover the monthly burn and maintain operations. In May 2006, the Company has executed a term sheet with an investor in the amount of $1 million which shall enable the Company to sustain operations. As of September 30, 2006 the Company did not conclude the transaction with the investor. The Company is currently in negotiations with other investors to conclude the necessary working capital needs of the Company.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
(UNAUDITED)

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

On December 2, 2004, as a condition to the Company obtaining additional financing, the Company and NetLabs agreed to replace the cash royalty provisions of the Agreement. The Company and NetLabs agreed, that NetLabs would instead be issued, as advance royalties, options to purchase 7,600,000 shares of the Company’s common stock at a price of $0.36 per share to vest as follows: 2,530,000 shares at September 11, 2004, 2,530,000 shares at September 11, 2005 and 2,540,000 shares at September 11, 2006. The fair values for these options are measured at the end of each reporting period and are fixed at each vesting date using the Black-Scholes Option Pricing Model. The fair value of the unvested options (as of September 30, 2006) were measured using the same assumptions as used in the first quarter of 2006, since those assumptions are considered indicative of a non-temporary change in the market value of the Company’s common stock.

As of September 30, 2006 the options to purchase 2,530,000 shares that vested at September 11, 2004 are valued (as fixed) at $1,066,395, the options to purchase 2,530,000 shares that vested at September 11, 2005 are valued (as fixed) at $1,529,132, and the options to purchase the final 2,540,000 shares (which vested on September 11, 2006) are valued at September 30, 2006 at $264,160. The total value of the deferred royalties, net of accumulated amortization of $758,166, is $2,101,521. The deferred royalties are being amortized over the term of the original NetLabs Agreement (10 years) which will terminate on August 31, 2013. For the nine months ended September 30, 2006 and 2005, $243,098 and $363,825 of royalties were expensed, respectively, $303,834 was classified as short-term deferred royalties and the remainder of $1,797,686 was classified as long-term deferred royalties on the balance sheet at September 30, 2006. Measurement is based upon the Black-Scholes Model using the following assumptions:

	December 31, 2005	September 30, 2006
Market share price	$0.90	$0.12
Expected volatility	29.00%	152.00%
Risk-free interest rate	4.35%	4.96%
Expected life	5 years	5 years

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
(UNAUDITED)

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consist of the following at September 30, 2006:

Interest	$197,554
Commitment fees	32,697
Professional Fees	153,146
Other	266,658
Total accrued expenses	$650,055

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

On April 27, 2005, the Company entered into a Securities Purchase Agreement with Highgate pursuant to which the Company is to receive $750,000 in exchange for two 7% secured convertible debentures amounting to $750,000 that mature in 2 years, and the issuance of 150,000 shares of the Company’s common stock. The Securities Purchase Agreement provides for the execution of funding under two secured convertible debentures. The first debenture funding occurred upon the signing of the aforementioned Securities Purchase Agreement and the second debenture and funding occurred upon the filing of the Form SB-2. The Company issued the aforementioned securities to the investor pursuant to Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended (the “Act”), and/or Section 4 (2) of the Act. In addition, the Company has agreed to reserve for issuance an aggregate of 2,000,000 shares of the Company’s common stock, which may be adjusted from time to time as agreed upon by the parties, to be issued to the debenture holder upon conversion of accrued interest and liquidated damages into common stock and additional shares of common stock required to be issued to the debenture holder in accordance with the Securities Purchase Agreement. The 2,000,000 shares were not registered in the Form SB-2. Additionally, in accordance with the Securities Purchase Agreement, the Company is required to maintain in escrow and register with the SEC five times the number of shares of common stock that would be needed to satisfy the full conversion of all such Convertible Debentures outstanding (currently 2,537,977 shares in reserve) and to issue additional shares as needed if the number of shares in escrow becomes less than that required. Further, following a notice of conversion, the investors may sell escrowed shares in the registered distribution before they are actually delivered, but,

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
(UNAUDITED)

NOTE 7 - SECURED CONVERTIBLE NOTES PAYABLE - (cont’d)

the investors will not engage in short sales. The terms of the secured debentures contain a limitation that precludes conversion when the amount of shares already owned by Cornell and Highgate, plus the amount of shares still outstanding to be converted, would exceed 4.99%. The limitation may be waived by Cornell upon 61 days advance written notification to the Company. In addition, on the third anniversary of the issuance date of the Cornell debenture and second anniversary of the issuance dates of the Highgate debentures, any outstanding principal or interest owed on the secured debentures will be converted into stock without any applicable limitation on the number of shares that may be converted.

The aforementioned debentures bear interest at a rate of 7% per annum, compounded monthly, and expire 2 years after the date of issuance. The debentures are convertible into shares of our common stock at a conversion price equal to the lesser of (i) 120% of the average closing bid price for the 5 trading days immediately preceding the closing date; or (ii) 80% of the lowest closing bid price for the 5 trading days immediately preceding the date of conversion. In addition, the Company has the right to redeem the debentures, at any time prior to its maturity, upon 3 business day’s prior written notice to the holder. The redemption price is equal to 120% of the face amount redeemed plus accrued interest. In the event that the Company redeems the debentures within 180 days after the date of issuance, the redemption price shall be 110% of the face amount redeemed plus accrued interest. Interest expense for the three secured convertible debentures for the nine months ended September 30, 2006 was approximately $86,608. The conversion feature and the Company’s optional early redemption right have been bundled together as a single compound embedded derivative liability, and fair valued using a layered probability-weighted cash flow approach.

In July 2006, the Company agreed to an anti-dilution adjustment with Cornell and Highgate whereby the conversion price that the secured convertible debentures are convertible into the Company’s common stock was reduced to a fixed per share price equal to the lower of $0.085 or 80% of the lowest closing bid price during the five days preceding the conversion date.

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

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
(UNAUDITED)

NOTE 7 - SECURED CONVERTIBLE NOTES PAYABLE - (cont’d)

convertible debenture terms. The Company has paid $75,000 for structuring fees and expenses and $5,000 for commitment fees related to this Securities Purchase Agreement.

The notes are presently stated on a net to fair value basis. At September 30, 2006, the fair value of the notes was $885,270 for Cornell and $283,509 for Highgate, respectively.

Conversions to Common Stock

For the nine months ended September 30, 2006, Highgate converted the entire April 27, 2005 debenture of $375,000 into 3,525,594 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. For the nine months ended September 30, 2006, Highgate converted $25,000 of the May 6, 2005 debenture into 446,429 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion price ranged from $0.056 to $0.48 per share.

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

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
(UNAUDITED)

NOTE 9 - CONVERTIBLE NOTES PAYABLE

In January 2005, the Company executed an 8% convertible debenture in the amount of $125,000 with an investor. Now that the Form SB-2 has been declared effective, the holder is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of the debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at the price of $0.90 per share. If not converted at the holder’s option, the entire principal amount and all accrued interest shall be due to the holder on the first year anniversary of the debenture. In March 2006, the Company extended the maturity date of the convertible debenture to January 26, 2007. This note is included in current liabilities on the balance sheet at September 30, 2006. In connection with the extension, the Company issued to the investor an aggregate of 45,000 warrants with an exercise price of $0.20 per share and an expiration date of January 26, 2009. The fair value of all the warrants issued using the Black-Scholes Option Pricing Model was $4,878. For the nine months ended September 30, 2006 and 2005, the Company recorded $3,415 and $0, respectively, in financing expense related to the issuance of these warrants.

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

In June 2005, the Company executed a non-interest bearing convertible note in the amount of $33,000 with a public relations firm for services rendered. At any time prior to repayment of all outstanding principal, the holder is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of the debenture, all or any part of the principal amount of the debenture into shares of the Company’s common stock at the price of $0.90 per share. If not converted at the holder’s option, the entire principal amount shall be due to the holder on the first year anniversary of the note. This note is included in current liabilities on the balance sheet at September 30, 2006. In August 2006, the Company and the public relations firm reached an informal agreement whereby the Company has agreed to make periodic payments in order to repay the note in full by December 31, 2006.

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

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
(UNAUDITED)

NOTE 9 - CONVERTIBLE NOTES PAYABLE - (cont’d)

In March 2006, the Company executed an 8% convertible promissory note in the amount of $100,000 with an individual. At any time, the holder is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of the debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at the price of $0.90 per share. If not converted at the holder’s option, the entire principal amount and all accrued interest shall be due to the holder on the second year anniversary of the debenture. In connection with the convertible promissory note payable, the Company issued to the individual an aggregate of 66,667 warrants with an exercise price of $0.55 per share. These warrants are exercisable for a period of two years from issuance. The fair value of all the warrants issued using the Black-Scholes Option Pricing Model was $12,300. For the nine months ended September 30, 2006 and 2005, the Company recorded $3,588 and $0, respectively, in financing expense related to the issuance of these warrants.

In June 2006, the Company executed a 9% convertible promissory note in the amount of $200,000 with an individual. At any time, the holder is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of the debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at the price of $0.14 per share. If not converted at the holder’s option, the entire principal amount and all accrued interest shall be due to the holder on the third year anniversary of the debenture. In connection with the convertible promissory note payable, the Company issued to the individual an aggregate of 400,000 warrants with an exercise price of $0.25 per share. These warrants are exercisable for a period of five years from issuance. The fair value of all the warrants issued using the Black-Scholes Option Pricing Model was $36,960. For the nine months ended September 30, 2006 and 2005, the Company recorded $4,107 and $0, respectively, in financing expense related to the issuance of these warrants.

In September 2006, the Company executed a 9% convertible promissory note in the amount of $150,000 with an individual. At any time, the holder is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of the debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at the price of $0.10 per share. If not converted at the holder’s option, the entire principal amount and all accrued interest shall be due to the holder on the third year anniversary of debenture. In connection with the convertible promissory note payable, the Company issued to the individual an aggregate of 562,500 warrants with an exercise price of $0.16 per share. These warrants are exercisable for a period of five years from issuance. The fair value of all the warrants issued using the Black-Scholes Option Pricing Model was $39,600. For the nine months ended September 30, 2006 and 2005, the Company recorded $1,100 and $0, respectively, in financing expense related to the issuance of these warrants.

Interest expense for the convertible notes payable for the nine months ended September 30, 2006 and 2005 was approximately $40,574 and $18,799, respectively.

NOTE 10 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

Convertible notes payable - related parties at September 30, 2006, consist of convertible promissory notes that the Company executed with the Chief Executive Officer (“CEO”), the Vice President of Technical Services (“VPTS”), relatives of a former officer of the Company, a relative of the Chief Financial Officer, the President, a Software Developer who is also a relative of the Chief Technology Officer and the Office Manager.

The terms of the convertible promissory notes state that principal is payable in full in immediately

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
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

In November 2004, the Company received $50,000 from three separate individuals who are relatives of a former officer for convertible promissory notes. The notes were due on April 30, 2006 and bear interest at prime plus 2% per year. The notes for $15,000, $10,000 and $25,000 were repaid in full plus interest in May 2006, June 2006 and June through September 2006, respectively.

In August, September and December 2005, the Company executed 8% convertible promissory notes in the amounts of $10,000, $5,000 and $10,000 with a relative of the Chief Technology Officer. The principal due hereunder shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of December 31, 2005 or later if agreed upon by the individual and the Company. On October 17, 2005, the related party became an employee of the Company. The maturity dates of the notes were extended to March 31, 2007.

In August and December 2005, the Company executed 8% convertible promissory notes in the amounts of $50,000 and $34,000 with its President. The convertible promissory note for $34,000 was paid in full in December 2005. The principal of the August 2005 note shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of December 31, 2005 or later if agreed upon by the President and the Company. The maturity date of the $50,000 note was extended to March 31, 2007.

In September 2005, the Company executed an 8% convertible promissory note in the amount of $5,000 with a relative of the Chief Financial Officer. The principal shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of December 31, 2005 or later if agreed upon by the individual and the Company. The maturity date of the note was extended to March 31, 2007.

In December 2005, the Company executed an 8% convertible promissory note in the amount of $10,000 with its Office Manager. The principal shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of December 31, 2006 or later if agreed upon by the Office Manager and the Company.

In January 2006, the Company executed an 8% convertible promissory note in the amount of $70,000 with its Office Manager. The principal due hereunder shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of June 30, 2006 or later if agreed upon by the Office Manager and the Company. The note was partially repaid in the amounts of $10,000 in June 2006 and $2,500 in August 2006. In September 2006, the maturity date of the balance of the note was extended to December 31, 2006.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
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

At September 30, 2006, the Company has two convertible notes with its VPTS that had maturity dates of December 31, 2005. The first note is for $50,000 and bears interest at prime plus 2% per annum. The second note is for $7,500 and bears interest at prime plus 4% per annum. In September 2006, the maturity date of both notes was extended to March 31, 2007.

At September 30, 2006, the Company has six convertible notes payable aggregating $268,000 with its CEO. All the convertible notes payable bear interest equal to the CEO’s private banking account monthly lending rate and are convertible into the Company’s common stock at a price of $0.75 or $1.00 per share. The maturity date of four of the notes payable, aggregating $230,000, was December 31, 2005. The maturity date of the notes was extended to March 31, 2007. The remaining two notes in the amounts of $10,000, with a conversion price of $1.00 per share, and $28,000, with a conversion price of $0.75 per share, were executed in January 2006 and February 2006, respectively and had a maturity date of December 31, 2006. In September 2006, the maturity date of both notes was extended to March 31, 2007. For the seven months ended July 31, 2006, the interest ranged between 8.625% and 11.000% per annum. In September 2006, the interest rate of the six notes was revised to a fixed rate of 8%, effective August 1, 2006.

In connection with several of the convertible notes payable, the Company issued warrants exercisable in the aggregate into 80,500 shares of the Company’s common stock at an exercise price of $1.00 per share to the note holders. The warrants were issued at the ratio of one warrant for each $10 of convertible notes payable. These warrants are exercisable for a period of ten years from issuance. The fair value of all the warrants issued using the Black-Scholes Option Pricing Model was $21,339. For the nine months ended September 30, 2006 and 2005, the Company recorded $4,883 and $1,937, respectively, in financing expense related to the issuance of these warrants.

At September 30, 2006, accrued interest due for the convertible notes - related parties was $34,972 and is included in accrued expenses in the accompanying balance sheet. Interest expense for convertible notes payable - related parties for the nine months ended September 30, 2006 and 2005 was approximately $34,211 and $15,368, respectively.

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

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
(UNAUDITED)

NOTE 11 -  NOTES PAYABLE - (cont’d)

In July 2006, the Company sold a total of six units to six individuals, each unit consisting of a 12% promissory note payable in the amount of $25,000 and 250,000 shares of the Company’s common stock for a total of $150,000 and 1,500,000 shares of common stock. The principal due shall be payable in full by January 10, 2007. If any of the notes are deemed unenforceable, then the remaining outstanding principal and accrued and unpaid interest under that note shall be convertible into shares of common stock of the Company at the sole option of the note holder, in whole or in part at any time and from time to time at a conversion price equal to $0.085 per share, in addition to any other remedies or enforcement actions that the note holder may take to enforce collection of the note. Six months of prepaid interest, for a total of $9,000, was due at closing, of which $6,750 was withheld by the escrow agent and $2,250 was paid directly to the note holder by the Company. The Company paid a placement agent fee of $15,000 and issued 150,000 shares of the Company’s common stock, in August 2006, relating to the promissory notes. The Company also paid an escrow agent fee of $3,000 relating to the promissory notes, of which $1,500 was paid in March 2006 (see Note 15). The Company also paid the $7,500 due diligence fee in March 2006. The Company issued 50,000 shares of the Company’s common stock to the placement agent in July 2006 as a part of the due diligence fee. All of the Company’s shares of common stock issued in relation to the promissory notes have Rule 144 piggyback registration rights.

Interest and financing expense for notes payable for the nine months ended September 30, 2006 was approximately $217,362.

NOTE 12 -  NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties at September 30, 2006 consist of the following:

At September 30, 2006, the Company had executed nine notes payable with its CEO aggregating $604,000:

•
Three of the notes, aggregating $189,000, had maturity dates of December 31, 2005 with interest at a per annum rate equal to the CEO’s private account monthly lending rate. In December 2005, the maturity dates of the notes were extended to March 31, 2006. In September 2006, the maturity dates of the notes were extended to March 31, 2007 and the interest rate was revised to a fixed rate of 8%, effective August 1, 2006.

•
Two of the notes, aggregating $160,000 have maturity dates of May 13, 2006 for the $150,000 note and September 30, 2006 for the $10,000 note. Both notes bear interest at a rate equal to 8% per annum. In September 2006, the maturity dates of the notes were extended to March 31, 2007.

•
Three of the notes, in the amounts of $7,000, $5,000 and $150,000, were executed in April 2006 and bear interest at a per annum rate equal to the CEO’s private account monthly lending rate. The $7,000 note was repaid in April 2006. The $5,000 note has a maturity date of September 30, 2006. The $150,000 note has a maturity date of June 30, 2006. In September 2006, the maturity dates of the notes were extended to March 31, 2007 and the interest rate was revised to a fixed rate of 8%, effective August 1, 2006.

•
The remaining note in the amount of $100,000 was executed in May 2006 and bears interest at a rate equal to 9% per annum with a maturity date of July 31, 2006. In September 2006, the maturity date of the $100,000 note was extended to March 31, 2007.

For the seven months ended July 31, 2006, the interest ranged between 8.625% and 11% per annum. In

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
(UNAUDITED)

NOTE 12 -  NOTES PAYABLE - RELATED PARTIES - (cont’d)

connection with the $100,000 note executed in May 2006, the Company issued warrants exercisable in the aggregate into 200,000 shares of the Company’s common stock at an exercise price of $0.13 per share to the CEO. The warrants were issued at the ratio of one warrant for each $0.50 of note payable. These warrants are exercisable for a period of five years from issuance. The fair value of the warrants issued using the Black-Scholes Option Pricing Model was $24,300. For the nine months ended September 30, 2006 and 2005, the Company recorded $24,300 and $0, respectively, in financing expense related to the issuance of these warrants.

At September 30, 2006, the Company had executed four notes payable with its President aggregating $25,000. Notes totaling $10,000 are non-interest bearing. Notes totaling $15,000 bear interest at a rate equal to 8% percent per annum. In September 2006, the maturity date of the notes was extended to March 31, 2007.

Interest expense for notes payable - related parties for the nine months ended September 30, 2006 and 2005 was approximately $31,040 and $10,191, respectively.

NOTE 13 -  OBLIGATIONS UNDER CAPITAL LEASES

In May 2004, the Company and a lessor signed an amended agreement consolidating six of the Company’s capital leases into one monthly payment and restructuring the term of the agreement. This amended agreement cured a prior default for non-payment. The terms of the agreement called for one payment upon signing of $8,052 and subsequently 43 monthly payments of $2,020. The balance at September 30, 2006, reflects the amended changes to these capital leases.

At September 30, 2006, the aggregate future minimum remaining lease payments under capital leases are as follows:

Period Ending December 31,
2006	$45,720
2007	6,061
Total	51,781
Less: amount representing interest	(2,324)
Net present value of capital lease obligations	49,457
Current portion	(43,460)
Long-term portion	$5,997

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

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
(UNAUDITED)

NOTE 14 - COMMITMENTS AND CONTINGENCIES - (cont’d)

Lease Commitments - (cont’d)

In January 2005, the Company became a third party beneficiary of a settlement in a bankruptcy suit between the lessor and supplier of the Company’s telephony equipment and carrier services. The settlement between the lessor and supplier reduced the remaining lease commitment of approximately $43,000 by 85%, to a balance of $6,467. This balance is to be paid in 24 installments of $270 per month effective March 30, 2005. The balance has been paid in full as of October 2006. The settlement has been reflected in the following lease commitment schedule.

The approximate future annual minimum rentals under non-cancelable operating leases in effect on September 30, 2006 are as follows:

	Office
	Space	Equipment
2006	$18,773	$3,336
2007	74,483	3,910
2008	6,207	1,966
	$99,463	$9,212

Rent expense charged to operations for office space for the nine months ended September 30, 2006 and 2005 amounted to approximately $51,715 and $51,759, respectively. The expense charged to operations for equipment rental for the nine months ended September 30, 2006 and 2005 amounted to approximately $4,953 and $4,414, respectively.

Payroll Taxes

As of September 30, 2006, the Company owes $54,434 of payroll taxes, of which approximately $45,000 are delinquent from the year ended December 31, 2003. The Company has also recorded $30,362 of related estimated penalties and interest on the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available.

Nature of Business

The Company is subject to risks and uncertainties common to growing technology companies, including rapid technological developments, reliance on continued development and acceptance of the Internet, intense competition and a limited operating history.

Significant Customers

Financial instruments, which may expose the Company to concentrations of credit risk, consist primarily of accounts receivable. As of September 30, 2006 and 2005, six customers represented 96% and two customers represented 96% of the total accounts receivable, respectively. For the nine months ended September 30, 2006, the Company had four unrelated customers, which accounted for 7%, 16%, 24% and 27%, respectively, of total revenue. For the nine months ended September 30, 2005, the Company had two unrelated customers, which accounted for 51% total revenue.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
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

As of September 30, 2006, the written employment agreements have not been renewed. For the three months ended September 30, 2006 and 2005, there were no additional formal employment agreements entered into by the Company.

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

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
(UNAUDITED)

NOTE 14 - COMMITMENTS AND CONTINGENCIES - (cont’d)

Panasonic - (cont’d)

As of September 30, 2006, the contract required yearly minimum commitment fees from the Company as follows:

Quarter ending
September 30,
2007	$50,000
2008	50,000
2009	37,500
Total	$137,500

As of September 30, 2006 the Company has accrued $32,697 against the balance due for the September 30, 2006 period. In October 2005, the Company and Panasonic agreed to amend the Network Services Agreement dated August 2003 and revised in May 2005. The October 2005 amendment clarifies the Minimum Payment Guarantee terms, beginning in 2006, from annual remittances due by the last day of each calendar year to quarterly payments due on a net 30 days basis from the date of the Panasonic invoice issued for each previous calendar quarter, as adjusted for payments made to Panasonic for client activity during the quarter. In August 2006, the Company and Panasonic reached an informal agreement whereby the Company has agreed to make periodic payments in order to repay any past due balance in full by December 31, 2006.

Investor Relations Consulting Agreement

In March 2006, the Company retained the services of an investor relations consulting firm and both parties mutually executed three agreements: a Financial Consulting Agreement, a Business Introduction Agreement and an Investor Relations Consulting Agreement. Per the terms of the Financial Consulting Agreement, the firm will provide services in order to assist the Company in developing a strategy and structure for obtaining financing. As compensation for the financial consulting services, the firm will receive, on a prorated basis 400,000 shares of the Company’s common stock at a value of $0.18 per share upon the closing of up to $500,000 in financing. The shares are to be placed in escrow with the Company’s law firm. The firm will also receive, on a prorated basis, up to $40,000 in cash upon the closing of a second $500,000 in financing. The term of the financing agreement is for ten months. Per the terms of the Business Introduction Agreement, the firm will provide potential sales opportunities to the Company. The firm commenced the introduction process in February 2006. As compensation for the introduction services, the firm will receive a $5,000 cash payment for each of February 2006 and March 2006. Also, upon the Company receiving $1,000,000 or more in purchase contracts for its products and services, the firm will receive 100,000 shares of the Company’s common stock at a value of $0.18 per share and warrants to purchase 100,000 shares of the Company’s common stock with an exercise price of $0.25 per share. The warrants will have a five year term, piggyback registration rights for one year and demand registration rights after April 1, 2007. The term of the introduction agreement is for ten months. Per the terms of the Investor Relations Consulting Agreement, the firm will assist the Company in developing a comprehensive financial relations strategy. As compensation for the services, the Company will make cash payments to the firm of $5,000 for each of the first two term months, $9,000 for each of the second two term months and $10,000 for each of the remaining six term months. The Company issued warrants to purchase 300,000 shares of the Company’s common stock with an exercise price of $0.18 per share related to the agreement. The warrants have a five year term, piggyback registration

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
(UNAUDITED)

NOTE 14 - COMMITMENTS AND CONTINGENCIES - (cont’d)

Investor Relations Consulting Agreement - (cont’d)

rights for one year and demand registration rights after April 1, 2007. The term of the investor relations agreement is for ten months.

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

In May 2006, the Company executed a consultant agreement with a sales consulting firm whereby the firm shall act as a global sales consultant and shall also provide an individual to serve as the manager of the Company’s sales department. Upon signing the agreement, the firm received warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.20 per share and a term of three years. As of September 30, 2006, the fair value of the warrants issued using the Black-Scholes Option Pricing Model was $23,120. For the nine months ended September 30, 2006, the Company recorded $23,120 in consulting expense related to the issuance of these warrants. Under the terms of the agreement, the firm will receive a 10% commission on net revenues of sales resulting from direct introduction, a 5% commission on net revenues of introduced sales involving integrators, resellers or

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
(UNAUDITED)

NOTE 14 - COMMITMENTS AND CONTINGENCIES - (cont’d)

Consulting Agreement - (cont’d)

distributors and a 2% commission on net revenues of sales made by the Company’s internal sales representatives if the firm was instrumental in closing the sale. Additionally, for the direct sales whereby the firm receives a 10% commission, the firm shall receive 200,000 warrants for each $1,000,000 in sales booked by the Company up to a maximum of 1,000,000 warrants. The warrants shall have an exercise price of $0.25 per share, $0.30 per share, $0.35 per share, $0.40 per share and $0.45 per share, respectively, for each $1,000,000 in direct sales earned. All of the warrants shall have a term of three years. The firm shall also receive a bonus if the Company’s total sales in 2006 reach $4,000,000 in the form of warrants to purchase 100,000 shares of the Company’s common stock with an exercise price of $0.20 and a term of three years.

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

In May 2006, the Company executed a term sheet with an investor in the amount of $1 million which shall enable the Company to sustain operations. As of September 30, 2006 the Company did not conclude the transaction with the investor.

Factoring Agent

In July 2006, the Company entered into a purchase and sale agreement with a factoring agent whereby the Company sold its rights to four June 2006 invoices totaling $96,087 to the agent. Upon signing the agreement and providing the required disclosures, the factoring agent remitted 75% of the factored balance to the Company, net of a $750 set-up fee (the down payment date). Per the terms of the agreement, once the Company’s client remits the invoice amount to the factoring agent, the agent deducts a discount fee from the remaining balance of the factored invoices and forwards the net proceeds to the Company. The discount fee is computed as a percentage of the face amount of the invoice as follows: 4% fee for invoices paid within 30 days of the down payment date, 5% for invoices paid within 45 days of the down payment date, 6% for invoices paid within 60 days of the down payment date, 7% for

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
(UNAUDITED)

NOTE 14 - COMMITMENTS AND CONTINGENCIES - (cont’d)

Factoring Agent - (cont’d)

invoices paid within 75 days of the down payment date and an additional 1% for each 15 day period thereafter. Two of the invoices were paid in July and two were paid in August, all within 30 days of the down payment date. The Company paid a total discount fee of $3,843 and wire transfer fees of $120 in July and August 2006 related to the factoring of the four invoices.

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

NOTE 15 -  STOCKHOLDERS’ EQUITY

Issuance of Stock for Services

In August 2005, the Company entered into a retainer agreement with an attorney, whereas the attorney will act as in house counsel for the Company with respect to all general corporate matters. The agreement is at will and requires a payment of 10,000 shares of common stock, valued at $0.90 per share, due upon execution. The certificate for the 10,000 shares of common stock was issued in October 2005. Commencing on September 1, 2005, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market. For the nine months ended September 30, 2006, the Company recorded 28,500 shares of common stock, valued at $10,800, related to the agreement. For the nine months ended September 30, 2006, the Company expensed $10,800 of fees related to this agreement which are included in legal fees of which $1,213 are in accrued liabilities.

In December 2005, the Company entered into an agreement with a consulting firm whereas the consulting firm is to provide public and investor relation services to the Company. The term of the Agreement is for three months. In accordance with this Agreement, the fee structure includes both a cash fee of $7,000 per month and the issuance of 40,000 shares of the Company’s common stock upon execution of the Agreement with Rule 144 piggyback registration rights. The shares were issued in January 2006. For the nine months ended September 30, 2006, the Company expensed $24,267 of professional fees related to this agreement which are included in consulting expenses. In March 2006, October 2006 and November 2006, the Company entered into new agreements with the consulting firm (see Notes 15 & 16 below).

In February 2006, the Company executed an agreement with an individual advisor whereby the advisor shall serve as a member of the Company’s Advisory Board and provide consulting, guidance and advice to the Company. The advisor shall also assist the Company in obtaining revenues and financing. As compensation for the advisory services, the advisor received 350,000 shares of the Company’s common stock at a value of $0.18 per share. The shares are restricted and have piggyback registration rights upon the next registration statement filed by the Company. The advisor also received warrants to purchase

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
(UNAUDITED)

NOTE 15 -  STOCKHOLDERS’ EQUITY - (cont’d)

Issuance of Stock for Services - (cont’d)

240,000 shares of the Company’s common stock at an exercise price of $0.30 per share with a term of six months from the effective date for 120,000 shares and twelve months from the effective date for 120,000 shares. The fair value of all the warrants issued using the Black-Scholes Option Pricing Model was $63,096. For the nine months ended September 30, 2006 and 2005, the Company recorded $63,096 and $0, respectively, in consulting expenses related to the issuance of these warrants.

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

In February 2006, the Company executed an agreement with a firm as a representative whereby the firm shall provide business development services to expand the Company’s sales and marketing efforts primarily in South America and Mexico. As compensation for the services, the firm shall receive a fee of $10,000 per month beginning on February 15, 2006. For the initial four months of the agreement, the fee will be in the form of the Company’s common stock. For the second four months of the agreement, the fee shall be paid as $5,000 cash and $5,000 in the form of the Company’s common stock. The stock price will be calculated based upon the ten days average bid price, prior to the 15th of each month, with the lowest bid price no lower than $0.25 per share. The shares are restricted and have piggyback registration rights upon the next registration statement filed by the Company. There shall be no fee for the last four months of the agreement’s first year. The firm shall also receive a commission of 10% of the net sales from introduced customers. The term of the agreement is perpetual with thirty day written termination rights retained by both the Company and the firm. In March 2006, the agreement was amended to expand the territory outside of South America and Mexico on a case by case basis with written approval required by both the Company and the firm. For the nine months ended September 30, 2006, the Company recorded 230,709 shares of common stock, valued at $58,725, related to the agreement. For the nine months ended September 30, 2006, the Company expensed $58,725 of fees related to this agreement which are included in consulting expenses, of which $25,000 are in accrued liabilities. The Company also executed a consultant agreement with the firm in January 2006 (see Note 14 above).

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

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
(UNAUDITED)

NOTE 15 -  STOCKHOLDERS’ EQUITY - (cont’d)

Issuance of Stock for Services - (cont’d)

The shares shall be restricted and have piggyback registration rights upon the next registration statement filed by the Company. The term of the agreement is for six months with automatic renewal terms until either the Company or the firm provides the other party with at least thirty day’s written notice of its intent to terminate the agreement. In April 2006, the public relations firm terminated the agreement. For the nine months ended September 30, 2006, the Company recorded 23,256 shares of common stock and expensed $6,000 of professional fees related to this agreement which are included in consulting expenses. The stock was not issued by the transfer agent until October 2006.

In March 2006, the Company executed a consulting agreement with an investor relations firm whereby the firm shall provide public and investor relations services to the Company. As compensation for the services, the firm shall receive a monthly retainer in the amount of $5,000 and 120,000 shares of the Company’s common stock, 60,000 shares each to two of the firm’s officers. The shares shall be restricted and have piggyback registration rights upon the next registration statement filed by the Company. The term of the agreement is for six months and it can be renewed provided the Company and the firm both agree in writing. For the nine months ended September 30, 2006, the Company recorded 120,000 shares of common stock and expensed $25,200 of professional fees related to this agreement. The stock was not issued by the transfer agent until July 2006.

In April 2006, the Company entered into a consulting agreement with an advisory firm, whereas the services include a review and advice concerning the technical design of existing and planned products or services, business development, sales assistance, financing advice, consulting services, market development and public relations, advising on issues regarding corporate structure, stock option plans and introducing the Company to potential investors. The term of this agreement is one year, ending March 31, 2007. The agreement calls for compensation in the amount of 350,000 shares of the Company’s common stock valued at $0.19 per share. Such shares shall be deemed for all purposes to be earned by the consultant upon its receipt thereof and shall be non-refundable and non-returnable. For the nine months ended September 30, 2006, the Company issued 350,000 shares of common stock and expensed $66,500 of consulting expenses related to this agreement.

In July 2006, the Company issued 10,417 shares of common stock to a law firm. For the nine months ended September 30, 2006, the Company expensed $7,500 of legal fees related to this issuance.

In September 2006, in accordance with an agreement made with a Software Development Consultant, the Company recorded 31,547 shares of its common stock, valued at $2,360, as compensation for consulting services rendered. The stock was not issued by the transfer agent until October 2006. For the nine months ended September 30, 2006, the Company expensed $2,360 of consulting fees related to this agreement.

Issuance of Stock for Financing

In May 2006, the Company sold 200,000 shares of the Company’s common stock to Cornell related to the execution of a $100,000 promissory note (see Note 11). For the nine months ended September 30, 2006, the Company expensed $28,000 of financing expenses related to the issuance of the shares.

In July 2006, the Company sold a total of 1,500,000 shares of common stock to six individuals related to the execution of six promissory notes totaling $150,000 (see Note 11). The Company paid a placement

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
(UNAUDITED)

NOTE 15 -  STOCKHOLDERS’ EQUITY - (cont’d)

Issuance of Stock for Financing - (cont’d)

agent fee that included the issuance of 150,000 shares of the Company’s common stock, in August 2006, relating to the promissory notes. The Company also issued 50,000 shares of the Company’s common stock to the placement agent in July 2006 as a part of the due diligence fee. All of the Company’s shares of common stock issued in relation to the promissory notes have Rule 144 piggyback registration rights. For the nine months ended September 30, 2006, the Company expensed $144,500 of financing expenses related to the issuance of the shares.

In September 2006, in accordance with an the terms of a Financial Consulting Agreement executed with an investor relations consultant in March 2006 (see Note 14), the Company recorded 208,000 shares of its common stock, valued at $37,440, and issuable to the I/R consultant as compensation for raising $150,000 in debt financing and $110,000 in equity financing. The stock was not issued by the transfer agent until October 2006. For the nine months ended September 30, 2006, the Company expensed $10,800 of financing expense related to this agreement.

Issuance of Warrants for Services

In October 2005, in accordance with a consulting agreement with an investment banking services firm executed in October 2005, the Company issued to the firm a non-refundable retainer fee of common stock warrants to purchase 400,000 shares of the Company’s common stock at an exercise price of $0.75 per share with a term of five years (see Note 14). In April 2006, the Company and the placement agent amended the agreement in order to waive the exclusivity clause. In exchange for the waiver, the Company has agreed to reduce the exercise price of the 400,000 warrants to $0.50 per share. For the nine months ended September 30, 2006, the Company recorded $186,800 of consulting expense related to the warrants.

In February 2006, in accordance with a consulting agreement executed with an advisor (see Note 15 above), the advisor received warrants to purchase 240,000 shares of the Company’s common stock at an exercise price of $0.30 per share with a term of six months from the effective date for 120,000 shares and twelve months from the effective date for 120,000 shares. For the nine months ended September 30, 2006, the Company recorded $63,096 of consulting expense related to the warrants. \

In March 2006, in accordance with an Investor Relations consulting agreement executed with an investment firm, the firm received warrants to purchase 300,000 shares of the Company’s common stock with an exercise price of $0.18 per share. The warrants will have a five year term, piggyback registration rights for one year and demand registration rights after April 1, 2007. The fair value of the warrants issued using the Black-Scholes Option Pricing Model was $30,060. For the nine months ended September 30, 2006, the Company recorded $30,060 of consulting expense related to the warrants.

In May 2006, in accordance with a consulting agreement executed with a sales consultant (see Note 14 above), the consultant received warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.20 per share with a term of three years from the effective date. For the nine months ended September 30, 2006, the Company recorded $23,120 of consulting expense related to the warrants.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
(UNAUDITED)

NOTE 15 -  STOCKHOLDERS’ EQUITY - (cont’d)

Issuance of Options for Employment Services

In July 2006, the Company issued stock options to purchase 2,025,000 shares of common stock to twelve existing employees at 150,000 shares for ten employees, 225,000 shares for one employee and 300,000 shares for one employee. The options were issued in accordance with the Company’s 2004 Equity Incentive Plan (see Note 3). These options are exercisable at $0.10 per share and expire in July 2016. The shares vest annually over a three year period. This issuance was exempt from registration requirements pursuant to Section 4(2) of the Act. One of the ten employees who received stock options to purchase 150,000 shares was terminated in July 2006.

In August 2006, the Company issued stock options to purchase 899,148 shares of common stock to eleven existing employees. The options were issued in accordance with the Company’s 2004 Equity Incentive Plan. Options totaling 405,432 shares are exercisable at $0.085 per share and options totaling 493,716 shares are exercisable at $0.0698 per share. All of the options expire in August 2016. The shares vest after a one year period. This issuance was exempt from registration requirements pursuant to Section 4(2) of the Act.

In August 2006, the Company issued stock options to purchase 750,000 shares of common stock to five existing employees at 150,000 shares each. The options were issued in accordance with the Company’s 2004 Equity Incentive Plan. These options are exercisable at $0.10 per share and expire in August 2016. The shares vest annually over a three year period. This issuance was exempt from registration requirements pursuant to Section 4(2) of the Act.

In September 2006, the Company issued stock options to purchase 840,405 shares of common stock to eleven existing employees. The options were issued in accordance with the Company’s 2004 Equity Incentive Plan. Options totaling 492,309 shares are exercisable at $0.07 per share and options totaling 348,096 shares are exercisable at $0.099 per share. All of the options expire in September 2016. The shares vest after a one year period. This issuance was exempt from registration requirements pursuant to Section 4(2) of the Act.

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

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
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

In August 2006, the Company sold units to an individual which contained common stock and warrants. This issuance is exempt from registration under the Securities Act of 1933 and the rules and regulations promulgated thereunder. The individual purchased and the Company recorded 300,000 shares of common stock from the Company at a price of $0.07 per share and received an aggregate of 450,000 warrants with an exercise price of $0.105 per share which are exercisable for a period of three years from issuance. The stock was not issued by the transfer agent until October 2006.

In September 2006, the Company sold units to an individual which contained common stock and warrants. This issuance is exempt from registration under the Securities Act of 1933 and the rules and regulations promulgated thereunder. The individual purchased and the Company recorded 71,429 shares of common stock from the Company at a price of $0.07 per share and received an aggregate of 107,144 warrants with an exercise price of $0.105 per share which are exercisable for a period of three years from issuance. The stock was not issued by the transfer agent until October 2006.

Warrant Agreements

At September 30, 2006, the Company has warrants issued related to its convertible notes payable. The warrant agreements entitle the note holders to purchase the Company’s common stock at: $0.55 per share for 66,667 warrants, $0.25 per share for 400,000 warrants, $0.20 per share for 45,000 warrants and $0.16 per share for 562,500 warrants, for each warrant received. The agreements have an exercise term of two years for 66,667 warrants, three years for 45,000 warrants and five years for 962,500 warrants. In the event that any portion of the warrants remain unexercised as of the expiration date, and the market price of the Company’s common stock as of the expiration date is greater than the exercise price as of the expiration date, then the warrant will be deemed to have been exercised automatically for the maximum number of shares then purchasable.

At September 30, 2006, the Company has warrants issued related to its convertible notes payable - related parties. All the warrants entitle the note holders to purchase the Company’s common stock at $1.00 per share for each warrant received and have an exercise term of ten years. At September 30, 2006, the warrants outstanding are 31,000 which expire in the year 2013, 16,500 which expire in the year 2014, 21,700 which expire in the year 2015 and 11,300 which expire in the year 2016. In the event that any portion of the warrants remain unexercised as of the expiration date, and the market price of the Company’s common stock as of the expiration date is greater than the exercise price as of the expiration

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
(UNAUDITED)

NOTE 15 -  STOCKHOLDERS’ EQUITY - (cont’d)

Warrant Agreements - (cont’d)

date, then the warrant will be deemed to have been exercised automatically for the maximum number of shares then purchasable.

At September 30, 2006, the Company has warrants issued related to its notes payable - related parties. The warrants entitle the note holder to purchase the Company’s common stock at $0.13 per share for a total of 200,000 warrants and have an exercise term of five years. In the event that any portion of the warrants remain unexercised as of the expiration date, and the market price of the Company’s common stock as of the expiration date is greater than the exercise price as of the expiration date, then the warrant will be deemed to have been exercised automatically for the maximum number of shares then purchasable.

NOTE 16 - SUBSEQUENT EVENTS

Conversions to Common Stock

In November 2006, Highgate converted $25,000 of the May 6, 2005 debenture into 595,238 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion price was $0.042 per share.

Notes Payable

In October 2006, the Company executed a 15% promissory note in the amount of $190,000 with an unrelated individual lender. The principal shall be payable in full at the earlier of: (i) 180 days from the date of the loan; or (ii) within five days of the Company’s receipt of the proceeds from its inclusion in the New Jersey Technology Business Certificate program. In the event of loan default, the interest rate shall increase to 20% per annum. In October, the Company received $100,000 in funds related to the note. The Company anticipates receipt of the remaining $90,000 of loan funds in November 2006. As consideration for the loan, the Company paid the lender’s legal fee of $2,500 and issued 50,000 shares of common stock, valued at $1,750, to a relative of the lender, in October 2006. The Company’s shares of common stock issued in relation to the promissory note have Rule 144 piggyback registration rights. Upon receipt of the balance of the loan finds, the Company has agreed to pay a lender’s fee to the lender in the amount of $14,250.

Registration Statement

On November 2, 2006, the Company filed a Post-Effective Amendment to its Form SB-2 Registration Statement with the SEC. The SEC declared the Company’s Post-Effective Amendment effective on November 8, 2006.

Issuance of Stock for Services

In October 2006, the Company executed a consulting agreement with an investor relations firm whereby the firm shall provide public and investor relations services to the Company. As compensation for the services, the firm shall receive a retainer in the amount of 75,000 shares of the Company’s common stock, 37,500 shares each to two of the firm’s officers. The shares shall be restricted and have piggyback registration rights upon the next registration statement filed by the Company. The term of the agreement

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
(UNAUDITED)

NOTE 16 - SUBSEQUENT EVENTS - (cont’d)

Issuance of Stock for Services - (cont’d)

is for one month and it can be renewed provided the Company and the firm both agree in writing. Shares totaling 75,000, and valued at $6,375, were recorded and issued in October 2006.

In November 2006, the Company executed a consulting agreement with an investor relations firm whereby the firm shall provide public and investor relations services to the Company. As compensation for the services, the firm shall receive a retainer in the amount of 75,000 shares of the Company’s common stock, 37,500 shares each to two of the firm’s officers. The shares shall be restricted and have piggyback registration rights upon the next registration statement filed by the Company. The term of the agreement is for one month and it can be renewed provided the Company and the firm both agree in writing. Shares totaling 75,000, and valued at $7,500, were recorded and issued in November 2006.

Sales of Common Stock

In November 2006, the Company sold units to an individual which contained common stock and warrants. This issuance is exempt from registration under the Securities Act of 1933 and the rules and regulations promulgated thereunder. The individual purchased and the Company recorded 66,667 shares of common stock from the Company at a price of $0.075 per share and received an aggregate of 80,000 warrants with an exercise price of $0.15 per share which are exercisable for a period of one year from issuance.

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

Background

We are a software development and services company that offers a suite of integrated computer network security products using proprietary technology. We were organized in August 2001 under New Jersey law as Strike Force Technical Services, Inc. We initially conducted operations as an integrator and reseller of computer hardware and telecommunications equipment and services. In December 2002, the Company began to acquire the rights to certain intellectual property rights and patent pending technology pursuant to an agreement with NetLabs.com including the rights to further develop and sell their principal technology. Certain officers of NetLabs.com joined StrikeForce as officers and directors of our company. We subsequently changed our name to StrikeForce Technologies, Inc., under which we had conducted our business since August 2001. Our strategy is to develop and exploit our suite of network security products for customers in the corporate, financial, government, e-commerce and consumer markets. We plan to grow our business through internally generated sales, rather than by acquisitions. We have no subsidiaries and we conduct our operations from our office in Edison, New Jersey.

The Company owns the exclusive right to license and develop various identification protection software products to protect computer networks from unauthorized access and to protect network owners and users from identity theft. The Company has developed a suite of products based upon the licenses and the Company is seeking to commercially exploit the products in the areas of eCommerce, corporate, government and consumer sectors. We are a development stage business and have had nominal revenues since our formation. On August 3, 2005 the Company’s registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission and on December 14, 2005 the Company received its clearance for quotation on the Over-The-Counter Bulletin Board. On November 2 2006, the Company filed a Post-Effective Amendment to its Form SB-2 Registration Statement with the SEC. The SEC declared the Company’s Post-effective Amendment effective on November 8, 2006.

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

We completed the development of our ProtectID™ platform at the end of June 2006 and we completed the development of our anti-keylogger product, GuardedID®, which will be ready for distribution in November 2006. For the nine months ended September 30, 2005, we generated $18,444 from the sales of our security products and for the nine months ended September 30, 2006 we generated $163,024 from the sales of our security products. We seek to locate customers in a variety of ways. These include contracts with value added resellers and distributors (both inside the United States and globally), direct sales calls initiated by our sales staff, exhibitions at security and technology trade shows, through the media, consulting agreements and through relationships. Our sales generate revenue either as an Original Equipment Manufacturer (OEM) model, through a Hosting/License agreement, or through direct purchase by customers. We price our products for consumer transactions based on the number of transactions in which our software products are utilized and we also price our products for business applications based on the number of users. These pricing models provide the Company with monthly recurring revenues. We also expect that we may generate revenue from annual maintenance contracts, renewal fees and based upon the execution of international agreements that we have recently closed.

We have incurred substantial operating losses since commencing operations. We believe that our products provide a cost-effective and technologically competitive solution that helps prevent the problems of network security and identity theft. There can be no assurance, however, that our products will gain acceptance in the commercial marketplace or that one of our competitors will not introduce a technically superior product. The products that we offer to customers are discussed in Item 1, Description of Business of our annual report on Form 10-KSB.

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

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

Revenues for the three months ended September 30, 2006 were $99,155 compared to $14,620 for the three months ended September 30, 2005, an increase of $84,535, or 578%. The resultant increase in revenues was primarily due to the implementation of several new projects and the signing up of several new clients onto our platform and the activity generated by the new clients.

Revenues generated consisted of hardware sales, software sales, revenue from sign on fees, transaction revenues, consulting revenues and commissions. Hardware sales for the three months ended September 30, 2006 were $5,968 compared to $7,100 for the three months ended September 30, 2005, a decrease of $1,132. The resultant decrease in hardware revenues was primarily due to the refocusing of the Company’s direction from a reseller of biometric technology to becoming a developer of our own suite of technology products. Software sales for the three months ended September 30, 2006 were $400 compared to $0 for the three months ended September 30, 2005, an increase of $400. The resultant increase in software revenues was primarily due an increase in the sales of our technology platform. Sign on fees for our ASP transaction model amounted to $7,000 for the three months ended September 30, 2006 compared to $6,500 for the three months ended September 30, 2005, an increase of $500. The increase resulted primarily from signing up several new clients in the third quarter of 2006. Transaction revenues from the ASP hosting model and the implementation of new technology projects were $85,787 for the three months ended September 30, 2006 and $1,020 for the three months ended September 30, 2005, an increase of $84,767. The increase was due primarily to the activity generated by new and existing clients.

Cost of revenues for the three months ended September 30, 2006 was $31,432 compared to $4,169 for the three months ended September 30, 2005, an increase of $27,263, or 654%. The increase resulted primarily from an increase in the ASP transaction activity and hardware purchased for resale.

Gross profit for the three months ended September 30, 2006 was $67,723 compared to $10,451 for the three months ended September 30, 2005, an increase of $57,272, or 548%. The increase was primarily due to signing up new clients onto our platform, the activity generated by the new clients and the sales of our technology.

Research and development expenses for the three months ended September 30, 2006 were $111,020 compared to $89,303 for the three months ended September 30, 2005, an increase of $21,717, or 24.3%. The increase is primarily attributable to the development and testing of our GuardedID® product and the resulting increase of resources attributable to development and Beta testing.

Selling, general and administrative expenses for the three months ended September 30, 2006 were $706,489 compared to $747,581 for the three months ended September 30, 2005, a decrease of $41,092, or 5.5%. The net decrease was due primarily to decreases in our staffing, promotion and marketing and professional fees which were implemented in the third quarter of 2006.

Selling, general and administrative expenses at September 30, 2006 and September 30, 2005 consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, travel costs, non-cash stock compensation expense for the issuance of stock and stock options to non-employees and other general corporate expenses. Effective January 1, 2006 employees’ stock option grants are accounted for under FAS 123R for new options granted to employees.

Other expense (income) for the three months ended September 30, 2006 was $382,346 as compared to $727,915 for the three months ended September 30, 2005, representing a decrease in other expenses of $345,569, or 47.5%. The decrease was primarily due to net, mark to market changes in the fair value of derivative financial instruments relating to the convertible promissory notes.

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

Our net loss for the three months ended September, 30, 2006 was $1,132,132 compared to a net loss of $1,554,348 for the three months ended September 30, 2005, a decrease of $422,216, or 27.2%. The decrease was primarily due to a decrease in salaries, benefits and overhead costs for executive and administrative personnel, fees for professional services, promotion and marketing expenses and net mark to market changes in the fair value of derivative instruments relating to the convertible promissory notes.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenues for the nine months ended September 30, 2006 were $244,244 compared to $26,373 for the nine months ended September 30, 2005, an increase of $217,871 or 826%. The resultant increase in revenues was primarily due to the implementation of several new projects and the signing up of several new clients onto our platform and the activity generated by the new clients.

Revenues generated consisted of hardware sales, software sales, revenue from sign on fees, transaction revenues, consulting revenues and commissions. Hardware sales for the nine months ended September 30, 2006 were $78,470 compared to $7,929 for the nine months ended September 30, 2005, an increase of $70,541. The resultant increase in hardware revenues was primarily due to the sale of biometric technology related to our product lines. Software sales for the nine months ended September 30, 2006 were $17,625 compared to $5,500 for the nine months ended September 30, 2005, an increase of $12,125. The resultant increase in software revenues was primarily due an increase in the sales of our technology platform. Sign on fees for our ASP transaction model amounted to $15,000 for the nine months ended September 30, 2006 compared to $10,700 for the nine months ended September 30, 2005, an increase of $4,300. The increase resulted primarily from signing up several new clients in the third quarter of 2006. Transaction revenues from the ASP hosting model and the implementation of new technology projects were $133,149 for the nine months ended September 30, 2006 and $2,244 for the nine months ended September 30, 2005, an increase of $130,905. The increase was due primarily to the activity generated by new and existing clients.

Cost of revenues for the nine months ended September 30, 2006 was $50,721 compared to $8,425 for the nine months ended September 30, 2005, an increase of $42,296, or 502%. The increase resulted primarily from an increase in the ASP transaction activity and hardware purchased for resale.

Gross profit for the nine months ended September 30, 2006 was $193,523 compared to $17,948 for the nine months ended September 30, 2005, an increase of $175,575, or 978%. The increase was primarily due to signing up new clients onto our platform, the activity generated by the new clients and the sales of our technology.

Research and development expenses for the nine months ended September 30, 2006 were $275,995 compared to $263,767 for the nine months ended September 30, 2005, an increase of $12,228, or 4.6%. The increase is primarily attributable to the development and testing of our GuardedID® product and the resulting increase of resources attributable to development and Beta testing.

Selling, general and administrative expenses for the nine months ended September 30, 2006 were $2,921,100 compared to $2,594,837 for the nine months ended September 30, 2005, an increase of $326,263, or 12.6%.

The net increase was due primarily to increases in our staffing, advertising, promotion and marketing, legal and accounting, consulting costs and overhead. The increased level of expenses being incurred by the Company resulted from our efforts to commercially exploit our suite of network security products and prepare for the deployment of our new product, GuardedID®.

Selling, general and administrative expenses at September 30, 2006 and September 30, 2005 consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, travel costs, non-cash stock compensation expense for the issuance of stock and stock options to non-employees and other general corporate expenses. Effective January 1, 2006 employees’ stock option grants are accounted for under FAS 123R for new options granted to employees.

Other expense (income) for the nine months ended September 30, 2006 was $389,346 as compared to $1,116,082 for the nine months ended September 30, 2005, representing a decrease in other expenses of $726,736, or 65.1%. The decrease was primarily due to interest charges for notes payable and net, mark to market changes in the fair value of derivative financial instruments relating to the convertible promissory notes.

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

Our net loss for the nine months ended September, 30, 2006 was $3,392,918 compared to a net loss of $3,956,738 for the nine months ended September 30, 2005, a decrease of $563,820, or 14.3%. The decrease was primarily due to a decrease in salaries, benefits and overhead costs for executive and administrative personnel in the second quarter of 2006, fees for professional services, promotion and marketing expenses and net mark to market changes in the fair value of derivative instruments relating to the convertible promissory notes.

Liquidity and Capital Resources

Our total current assets at the nine months ended September 30, 2006 were $696,598, including $154,299 in cash as compared with $618,345 in total current assets at the year ended December 31, 2005, which included cash of $77,094. We have historically incurred losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing.

The number of common shares outstanding increased from 17,657,190 shares at the nine months ended September 30, 2005 to 26,535,803 at the nine months ended September 30, 2006, an increase of 50.3%. Additionally, we had a shareholders’ deficiency in the amount of $3,789,784 at the nine months ended September 30, 2006 as compared to a shareholders’ deficiency of $454,465 at the nine months ended September 30, 2005, an increase of approximately 734%. The increase in shareholders’ deficiency is a result of the Company’s net losses and funding through an increased debt position from convertible debentures and promissory notes rather than the sale of stock. We had $154,299 of cash at the nine months ended September 30, 2006, compared to $17,708 cash at the nine months ended September 30, 2005, an increase of approximately 771%. We financed our operations during the nine months ended September 30, 2006 through debt and equity financing. To date, we have not generated significant revenues and we anticipate that we will not generate any significant revenues until the end of the first quarter of 2007. We expect that we will rely, at least in the near future, upon a limited number of customers for a substantial percentage of our revenues and may continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market grows, we will attain greater numbers of customers and the concentrations will diminish. Until this is accomplished, we will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing commitments of capital expenditures and until our sales revenue can provide greater liquidity.

We have historically incurred losses and expect to continue to incur losses in the foreseeable future. Our operations presently require funding of approximately $160,000 per month. Our current forecast and potential pipeline substantiate our becoming profitable by the third quarter of 2007 based on some key potential clients contracting with the Company in the financial industry, enterprise and consumer sectors in the United States, South America and in Asia. There can be no assurance, however, that the sales anticipated will materialize or that we will achieve the profitability we have forecasted.

During the nine months ended September 30, 2006 the Company reflected in its financial statements sales of common stock and common stock for services rendered. Although these transactions were recorded during the nine months ended September 30, 2006, the stock for several of these transactions was not issued by the transfer agent until October 2006.

On April 27, 2005, the Company entered into an amended and restated 8% secured convertible debenture with Cornell Capital Partners, LP (“Cornell”) in the amount of $1,024,876, which terminated the two $500,000 debentures entered into with Cornell in December 2004 and January 2005. At September 30, 2006, the unpaid principal balance of this debenture was $1,024,876. The new debenture entitles Cornell, at its option, to convert, at any time and from time to time, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at the price per share equal to the lesser of (i) the greater of $0.25 or an amount equal to 120% of the initial bid price or (ii) an amount equal to 80% of the lowest volume weighted average price of the Company’s common stock for the last five trading days immediately preceding the conversion date. The debenture matures on April 27, 2007. The Company, at its option, may redeem, with three days advance written notice, a portion or all outstanding convertible debenture. The redemption shall be 120% of the amount redeemed plus accrued interest remaining for the executed debenture.

In May 2006, we sold a unit to Cornell consisting of a 9% promissory note payable in the amount of $100,000 and 200,000 shares of the Company’s common stock. The principal due shall be payable in full in immediately available funds of $200,000 or more through any funding transaction, even if the funding is with Cornell, or by August 28, 2006. If the note is not fully repaid within a twenty (20) day grace period after the maturity date, then the remaining outstanding principal and accrued and unpaid interest under the note shall be convertible into shares of common stock of the Company at the sole option of Cornell, in whole or in part at any time and from time to time at a conversion price equal to the lesser of (a) $0.22 or (b) ninety percent (90%) of the lowest Volume Weighted Average Price of the common stock during the thirty trading days immediately preceding the date of conversion as quoted by Bloomberg, LP. The Company paid a placement agent fee of $7,000 relating to the promissory note. As of September 17, 2006, the company considers the note as convertible debt per the terms stated herein

On April 27, 2005, the Company entered into a Securities Purchase Agreement with Highgate House Funds, Ltd. (“Highgate”) pursuant to which the Company received $750,000 in exchange for two 7% secured convertible debentures amounting to $750,000 that mature in 2 years, and the issuance of 150,000 shares of the Company’s common stock. At September 30, 2006, the unpaid principal balance of these debentures was $350,000. The Securities Purchase Agreement provides for the execution of funding under two closings. The first closing occurred upon the signing of the aforementioned Securities Purchase Agreement and the second closing occurred upon the filing of a registration statement on Form SB-2. The Company issued the aforementioned securities to the investor pursuant to Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended (the “Act”), and/or Section 4 (2) of the Act.

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

Additionally, in accordance with the Securities Purchase Agreement with Highgate, the Company is required to maintain in escrow and registered five times the number of shares of common stock that would be needed to satisfy the full conversion of all such convertible debentures outstanding (currently 2,537,977 shares in reserve) and to issue additional shares as needed if the number of shares in escrow becomes less than required. For the nine months ended September 30, 2006, Highgate converted the entire April 27, 2005 debenture of $375,000 into 3,525,594 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. For the nine months ended September 30, 2006, Highgate converted $25,000 of the May 6, 2005 debenture into 446,429 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion price ranged from $0.056 to $0.48 per share.

In accordance with the use of proceeds, the funds received from Highgate are to be used to:

o	cover our current monthly burn rate during the filing period,

o	hire one to two additional junior sales persons and interns,

o	purchase related technology equipment in order to meet our current and potential client requirements,

o	cover our working capital requirements dedicated to increasing the sales and revenues of our Company,

o	cover monthly payments for our public relations and investor relations firms,

o	stress and lab testing our software,

o	purchase strategic cold call listings,

o	pay for costs relating to our SEC filing obligations, financial audits, quarterly reviews and legal expenses incurred during filing period and for various regulatory reporting requirements, and

o	cover expenses associated with marketing events, trade shows, travel and entertainment.

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

In July 2006, the Company agreed to an anti-dilution adjustment with Cornell and Highgate whereby the conversion price that the secured convertible debentures are convertible into the Company’s common stock was reduced to a fixed per share price equal to the lower of $0.085 or 80% of the lowest closing bid price during the five days preceding the conversion date.

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

During the nine months ended September 30, 2006, the Company sold units for an aggregate total of $192,000 to nine individuals which contained common stock and warrants. The issuance is exempt from registration under the Securities Act of 1933 and the rules and regulations promulgated thereunder. The individuals purchased and the Company recorded a total of 817,101 shares of common stock from the Company at a price ranging from $0.07 to $0.75 per share and received an aggregate of 712,945 warrants with an exercise price ranging from $0.105 to $0.75 per share which are exercisable for a period of two years from issuance for 155,801 warrants and three years from issuance for 557,144 warrants. Stock totaling 133,333 shares was issued in January 2006, stock totaling 312,339 shares was issued in July 2006 and stock totaling 371,429 shares was not issued by the transfer agent until October 2006.

The Company issued unsecured convertible notes payable during the nine months ended September 30, 2006 in an aggregate total of $450,000 to two unrelated parties.

The Company issued unsecured convertible notes payable during the nine months ended September 30, 2006 in an aggregate total of $113,000 to three related parties. Additionally, during the nine months ended September 30, 2006, the Company repaid a total of $62,500 of unsecured convertible notes payable to four related parties.

The Company issued unsecured notes payable during the nine months ended September 30, 2006 in an aggregate total of $150,000 to six unrelated parties.

The Company issued unsecured notes payable during the nine months ended September 30, 2006 in an aggregate total of $447,000 to two related parties. Additionally, during the nine months ended September 30, 2006, the Company repaid a total of $7,000 of unsecured notes payable to one related party.

It is unlikely that we will be able to generate sufficient funds internally to sustain our operations until the end of the first quarter 2007. We will seek to raise additional funds to continue our operation. It is management's plan to seek additional funding through the sale of common stock and the issuance of notes and debentures, including notes and debentures convertible into common stock. If we issue additional shares of common stock, the value of shares of existing stockholders is likely to be diluted.

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

In December 2005 and March 2006, we engaged the services of two consulting firms in order for us to obtain additional funding. As of September 30, 2006 the Company did not received any funding from these consultants. In May 2006, the Company executed a term sheet with an investor in the amount of $1 million. As of September 30, 2006 the Company did not conclude the transaction with the investor.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Going Concern

We are assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses of approximately $3,392,918 for the nine months ended September 30, 2006, compared to a net operating loss of $3,956,738 for the nine months ended September 30, 2005. At September 30, 2006, the Company's accumulated deficit was $12,616,732, its working capital deficiency was $2,285,354 and approximately 83% of its assets consist of deferred royalties. Additionally, for the nine months ended September 30, 2006, we had negative cash flows from operating activities of approximately $1,293,022. Since our inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business may require additional capital. This condition raises substantial doubt about our ability to continue as a going concern.

We have issued three-year and two-year secured debentures in 2004 and 2005 that are convertible into shares of our common stock to Cornell Capital Partners, LP and Highgate House Funds, Ltd., respectively. The Cornell debentures were amended and combined in 2005 into one two-year secured debenture. Under the terms of the secured debentures, we are restricted in our ability to issue additional securities as long as any portion of the principal or interest on the secured debentures remains outstanding.

Currently, the Company is aggressively attempting to increase revenues and improve profit margins by implementing a revised sales strategy. In principle, the Company is redirecting its sales focus from direct sales to companies using an internal sales force, to selling through a distribution channel of Value Added Resellers and Original Equipment Manufacturers. The profit margin for this approach is more lucrative than selling direct due to the increase in sales volume. This revised sales approach should increase the Company’s sales and revenues in order to mitigate future losses. In addition, management has raised funds through convertible debt instruments and the sale of equity in order to alleviate the working capital deficiency. Through the utilization of the public capital markets, the Company plans to raise the funds necessary to continue, expand and enhance its growth; however, there can be no assurance that this will be able to increase revenues or raise additional capital. In May 2006, the Company executed a term sheet with an investor in the amount of $1 million. As of September 30, 2006 the Company did not conclude the transaction with the investor. The Company is currently in negotiations with other investors to conclude the necessary working capital needs of the Company.

Our management expects cash flows from operating activities to improve in the first quarter of 2007, primarily as a result of an increase in sales, and plans to raise financing through various methods to achieve the business plans, although there can be no assurance thereof. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional financing when required, we may have to modify, delay or abandon some or all of our business and expansion plans.

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

If the Company determined compensation expense based on the fair value at the dates for those awards consistent with the method of SFAS No. 123 and not the intrinsic value method, the effect on the historical financial statements for the periods presented would be as follows:

Period	Loss as Originally Reported	Additional Employee Compensation Expense	Adjusted Loss For The Period

For the nine months ended September 30, 2005	$3,956,738	$131,057	$4,087,795

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

The adoption of SFAS No. 123R decreased the Company’s third quarter and nine months ended 2006 reported operating income and net income by $35,979 and $106,021, respectively. The expense is classified as selling, general and administrative expense on the statement of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2006, the Company executed an 8% convertible promissory note in the amount of $70,000 with its Office Manager. The principal due hereunder shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of June 30, 2006 or later if agreed upon by the Office Manager and the Company. At any time prior to repayment of all outstanding principal, the holder is entitled, at its option, to convert, at any time and from time to time, until payment in full, all or any part of the principal amount of the note into shares of the Company’s common stock at the price of $1.00 per share. The note was partially repaid in the amount of $10,000 in June 2006 and $2,500 in August 2006. In September 2006, the maturity date of the balance of the note was extended to December 31, 2006. In connection with the convertible promissory note, the Company issued to the Office Manager warrants for the purchase of 7,000 shares of the Company’s common stock with an exercise price of $1.00 per share and an exercise period ending ten years from issuance.

In January 2006, the Company executed a convertible promissory note in the amount of $10,000 with its CEO. The convertible note payable bear’s interest equal to the CEO’s private banking account monthly lending rate. The principal due hereunder shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of December 31, 2006 or later if agreed upon by the CEO and the Company. In September 2006, the maturity date of the note was extended to March 31, 2007 and the interest rate was revised to a fixed rate of 8%, effective August 1, 2006. At any time prior to repayment of all outstanding principal, the holder is entitled, at its option, to convert, at any time and from time to time, until payment in full, all or any part of the principal amount of the note into shares of the Company’s common stock at the price of $1.00 per share. In connection with the convertible promissory note, the Company issued to the CEO warrants for the purchase of 1,000 shares of the Company’s common stock with an exercise price of $1.00 per share and an exercise period ending ten years from issuance.

In January 2006, one company purchased 133,333 shares of common stock from the Company at a price of $0.75 per share. In connection with the sale of common stock, the Company issued warrants for the purchase of 13,333 shares of the Company’s common stock to the individual with an exercise price of $0.75 per share. These warrants are exercisable for a period of two years from issuance.

In January 2006, the Company issued 6,000 shares of its common stock, valued at $0.93 per share, and issuable to a law firm as compensation for general counsel legal services rendered.

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

In January 2006, the Company executed a consultant agreement with a consulting firm whereby the firm will introduce to the Company potential purchasers of the Company’s equity or debt. The Company shall pay a placement fee to the consultant in the amount of 6% of the gross subscription proceeds of an equity and/or debt offering by the Company from purchasers introduced directly by the consultant. Either the Company or the consultant may terminate the agreement upon thirty day’s prior written notice. The Company also executed a representation agreement with the firm in February 2006

In February 2006, the Company executed a convertible promissory note in the amount of $28,000 with its CEO. The convertible note payable bear’s interest equal to the CEO’s private banking account monthly lending rate. The principal due hereunder shall be payable in full in immediately available funds one million dollars or more through any sales or investment by the end of December 31, 2006 or later if agreed upon by the CEO and the Company. In September 2006, the maturity date of the note was extended to March 31, 2007 and the interest rate was revised to a fixed rate of 8%, effective August 1, 2006. At any time prior to repayment of all outstanding principal, the holder is entitled, at its option, to convert, at any time and from time to time, until payment in full, all or any part of the principal amount of the note into shares of the Company’s common stock at the price of $0.75 per share. In connection with the convertible promissory note, the Company issued to the CEO warrants for the purchase of 2,800 shares of the Company’s common stock with an exercise price of $1.00 per share and an exercise period ending ten years from issuance.

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

In February 2006, the Company executed an agreement with a firm as a representative whereby the firm shall provide business development services to expand the Company’s sales and marketing efforts primarily in South America and Mexico. As compensation for the services, the firm shall receive a fee of $10,000 per month beginning on February 15, 2006. For the initial four months of the agreement, the fee will be in the form of the Company’s common stock. For the second four months of the agreement, the fee shall be paid as $5,000 cash and $5,000 in the form of the Company’s common stock. The stock price will be calculated based upon the ten days average bid price, prior to the 15th of each month, with the lowest bid price no lower than $0.25 per share. The shares are restricted and have piggyback registration rights upon the next registration statement filed by the Company. For the nine months ended September 30, 2006, the Company recorded 230,709 shares of common stock, valued at  $58,725, related to the agreement. Shares totaling 38,760 were issued by the  transfer agent in March 2006, shares totaling 131,949 were issued by the transfer agent in July 2006 and shares totaling 60,000 were issued by the transfer agent in October 2006. There shall be no fee for the last four months of the agreement’s first year. The firm shall also receive a commission of 10% of the net sales from introduced customers. The term of the agreement is perpetual with thirty-day written termination rights retained by both the Company and the firm. In March 2006, the agreement was amended to expand the territory outside of South America and Mexico on a case by case basis with written approval required by both the Company and the firm. The Company also executed a consultant agreement with the firm in January 2006.

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

In March 2006, the Company executed a consulting agreement with its public relations firm whereby the firm shall provide public relations consulting services in addition to the services defined in an April 2005 engagement letter. As compensation for providing additional services, the firm shall receive an additional monthly fee of $5,000 in the form of the Company’s common stock at a value based upon a 20% discount to the market value of the Company’s common stock on the last trading day of each month. The shares shall be restricted and have piggy back registration rights upon the next registration statement filed by the Company. The stock was not issued by the transfer agent until August of 2006. The term of the agreement is for six months with automatic renewal terms until either the Company or the firm provides the other party with at least thirty day’s written notice of its intent to terminate the agreement. In April 2006, the public relations firm terminated the agreement. For the nine months ended September 30, 2006, the Company recorded 23,256 shares of common stock related to this agreement. The stock was not issued by the transfer agent until October 2006.

In March 2006, the Company executed a consulting agreement with an investor relations firm whereby the firm shall provide public and investor relations services to the Company. As compensation for the services, the firm shall receive a monthly retainer in the amount of $5,000 and a one time issuance of 120,000 shares of the Company’s common stock (60,000 shares each) will be made to two of the firm’s officers. The shares shall be restricted and have piggy back registration rights upon the next registration statement filed by the Company. For the nine months ended September 30, 2006, the Company recorded 120,000 shares of common stock related to this agreement. The stock was not issued by the transfer agent until July 2006. The term of the agreement is for six months and it can be renewed provided the Company and the firm both agree in writing.

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

In March 2006, the Company recorded 7,500 shares of its common stock, valued at $1.05 per share for 2,500 shares, $0.263 per share for 2,500 shares and $0.215 for 2,500 shares, and issuable to a law firm as compensation for general counsel legal services rendered. The stock was not issued by the transfer agent until July 2006.

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

In April 2006, the Company executed three promissory notes, in the amounts of $7,000, $5,000 and $150,000, with its CEO. The notes bear interest at a per annum rate equal to the CEO’s private account monthly lending rate. The $7,000 note was repaid in April 2006. The $5,000 note has a maturity date of September 30, 2006. In September 2006, the maturity date of the $5,000 note was extended to March 31, 2007. The $150,000 note had a maturity date of June 30, 2006. In June 2006, the maturity date of the $150,000 note was extended to September 30, 2006. In September 2006, the maturity date of the $150,000 note was extended to March 31, 2007. In September 2006, the interest rate was revised to a fixed rate of 8%, effective August 1, 2006.

In May 2006, the Company executed a consultant agreement with a sales consulting firm whereby the firm shall act as a global sales consultant and shall also provide an individual to serve as the manager of the Company’s sales department. Upon signing the agreement, the firm received warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.20 per share and a term of three years. Under the terms of the agreement, the firm will receive a 10% commission on net revenues of sales resulting from direct introduction, a 5% commission on net revenues of introduced sales involving integrators, resellers or distributors and a 2% commission on net revenues of sales made by the Company’s internal sales representatives if the firm was instrumental in closing the sale. Additionally, for the direct sales whereby the firm receives a 10% commission, the firm shall receive 200,000 warrants for each $1,000,000 in sales booked by the Company up to a maximum of 1,000,000 warrants. The warrants shall have an exercise price of $0.25 per share, $0.30 per share, $0.35 per share, $0.40 per share and $0.45 per share, respectively, for each $1,000,000 in direct sales earned. All of the warrants shall have a term of three years. The firm shall also receive a bonus if the Company’s total sales in 2006 reach $4,000,000 in the form of warrants to purchase 100,000 shares of the Company’s common stock with an exercise price of 0.20 and a term of three years.

In May 2006, we sold a unit to Cornell consisting of a 9% promissory note payable in the amount of $100,000 and 200,000 shares of the Company’s common stock. The principal due shall be payable in full in immediately available funds of $200,000 or more through any funding transaction, even if the funding is with Cornell, or by August 28, 2006. If the note is not fully repaid within a twenty (20) day grace period after the maturity date, then the remaining outstanding principal and accrued and unpaid interest under the note shall be convertible into shares of common stock of the Company at the sole option of Cornell, in whole or in part at any time and from time to time at a conversion price equal to the lesser of (a) $0.22 or (b) ninety percent (90%) of the lowest Volume Weighted Average Price of the common stock during the thirty trading days immediately preceding the date of conversion as quoted by Bloomberg, LP. The Company paid a placement agent fee of $7,000 relating to the promissory note. As of September 17, 2006, the company considers the note as convertible debt per the terms stated herein

In May 2006, Highgate converted $25,000 of the April 27, 2005 debenture into 260,417 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion was made on May 25, 2006 at a conversion price of $0.096 per share.

In May 2006, the Company executed a promissory note in the amount of $100,000 with its CEO. The note bears interest at a rate equal to 9% per annum with a maturity date of July 31, 2006. In July 2006, the maturity date of the $100,000 note was extended to September 30, 2006. In September 2006, the maturity date of the $100,000 note was extended to March 31, 2007. In connection with the promissory note, the Company issued to the CEO warrants for the purchase of 200,000 shares of the Company’s common stock with an exercise price of $0.13 per share and an exercise period ending five years from issuance.

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

In July 2006, the Company sold a total of six units to six individuals, each unit consisting of a 12% promissory note payable in the amount of $25,000 and 250,000 shares of the Company’s common stock for a total of $150,000 and 1,500,000 shares of common stock. The principal due shall be payable in full by January 10, 2007. If any of the notes are deemed unenforceable, then the remaining outstanding principal and accrued and unpaid interest under that note shall be convertible into shares of common stock of the Company at the sole option of the note holder, in whole or in part at any time and from time to time at a conversion price equal to $0.085 per share, in addition to any other remedies or enforcement actions that the note holder may take to enforce collection of the note. Six months of prepaid interest, for a total of $9,000, was due at closing, of which $6,750 was withheld by the escrow agent and $2,250 was paid directly to the note holder by the Company. The Company paid a placement agent fee of $15,000 and issued 150,000 shares of the Company’s common stock relating to the promissory notes. The Company also paid an escrow agent fee of $3,000 relating to the promissory notes, of which $1,500 was paid in March 2006. The Company also paid the $7,500 due diligence fee in March 2006. The Company issued 50,000 shares of the Company’s common stock to the placement agent in July 2006 as a part of the due diligence fee. All of the Company’s shares of common stock issued in relation to the promissory notes have Rule 144 piggyback registration rights.

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

In July 2006, the Company recorded 7,500 shares of its common stock, valued at $0.085 per share, and issuable to a law firm as compensation for general counsel legal services rendered.

In July 2006, the Company issued 10,417 shares of common stock, valued at $0.72 per share, to a law firm for legal services rendered.

In July 2006, the Company issued stock options to purchase 2,025,000 shares of common stock to twelve existing employees at 150,000 shares for ten employees, 225,000 shares for one employee and 300,000 shares for one employee. The options were issued in accordance with the Company’s 2004 Equity Incentive Plan (see Note 3). These options are exercisable at $0.10 per share and expire in July 2016. The shares vest annually over a three year period. This issuance was exempt from registration requirements pursuant to Section 4(2) of the Act. One of the ten employees who received stock options to purchase 150,000 shares was terminated in July 2006.

For the seven months ended July 31, 2006, the interest rate of the Company’s CEO private lending account ranged between 8.625% and 11.00% per annum.

In August 2006, Highgate converted $25,000 of the May 6, 2005 debenture into 446,429 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion was made on August 18, 2006 at a conversion price of $0.056 per share.

In August 2006, the Company and its former public relations firm reached an informal agreement whereby the Company has agreed to make periodic payments in order to repay a June 2005 convertible note in the amount of $33,000 in full by December 31, 2006. The note had a maturity date of June 30, 2006.

In August 2006, the Company sold units to an individual which contained common stock and warrants. This issuance is exempt from registration under the Securities Act of 1933 and the rules and regulations promulgated thereunder. The individual purchased and the Company recorded 300,000 shares of common stock from the Company at a price of $0.07 per share and received an aggregate of 450,000 warrants with an exercise price of $0.105 per share which are exercisable for a period of three years from issuance. The stock was not issued by the transfer agent until October 2006.

In August 2006, the Company issued stock options to purchase 899,148 shares of common stock to eleven existing employees. The options were issued in accordance with the Company’s 2004 Equity Incentive Plan. Options totaling 405,432 shares are exercisable at $0.085 per share and options totaling 493,716 shares are exercisable at $0.0698 per share. All of the options expire in August 2016. The shares vest after a one year period. This issuance was exempt from registration requirements pursuant to Section 4(2) of the Act.

In August 2006, the Company issued stock options to purchase 750,000 shares of common stock to five existing employees at 150,000 shares each. The options were issued in accordance with the Company’s 2004 Equity Incentive Plan. These options are exercisable at $0.10 per share and expire in August 2016. The shares vest annually over a three year period. This issuance was exempt from registration requirements pursuant to Section 4(2) of the Act.

In September 2006, the Company sold units to an individual which contained common stock and warrants. This issuance is exempt from registration under the Securities Act of 1933 and the rules and regulations promulgated thereunder. The individual purchased and the Company recorded 71,429 shares of common stock from the Company at a price of $0.07 per share and received an aggregate of 107,144 warrants with an exercise price of $0.105 per share which are exercisable for a period of three years from issuance. The stock was not issued by the transfer agent until October 2006.

In September 2006, the Company executed a 9% convertible promissory note in the amount of $150,000 with an individual. At any time, the holder is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of the debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at the price of $0.10 per share. If not converted at the holder’s option, the entire principal amount and all accrued interest shall be due to the holder on the third year anniversary of debenture. In connection with the convertible promissory note payable, the Company issued to the individual an aggregate of 562,500 warrants with an exercise price of $0.16 per share. These warrants are exercisable for a period of five years from issuance.

In September 2006, the Company recorded 7,500 shares of its common stock, valued at $0.135 per share for 2,500 shares, $0.10 per share for 2,500 shares and $0.07 per share for 2,500 shares, and issuable to a law firm as compensation for general counsel legal services rendered. The stock was not issued by the transfer agent until October 2006.

In September 2006, in accordance with an agreement made with a Software Development Consultant, the Company recorded 31,547 shares of its common stock, valued at $2,360, as compensation for consulting services rendered. The stock was not issued by the transfer agent until October 2006.

In September 2006, in accordance with an the terms of a Financial Consulting Agreement executed with an investor relations consultant in March 2006, the Company recorded 208,000 shares of its common stock, valued at $37,440, and issuable to the consultant as compensation for raising $150,000 in debt financing and $110,000 in equity financing. The stock was not issued by the transfer agent until October 2006.

In September 2006, the Company issued stock options to purchase 840,405 shares of common stock to eleven existing employees. The options were issued in accordance with the Company’s 2004 Equity Incentive Plan. Options totaling 492,309 shares are exercisable at $0.07 per share and options totaling 348,096 shares are exercisable at $0.099 per share. All of the options expire in September 2016. The shares vest after a one year period. This issuance was exempt from registration requirements pursuant to Section 4(2) of the Act.

All of the above offerings and sales were deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

In May 2006, the Company executed a term sheet with an investor in the amount of $1 million. As of September 30, 2006 the Company did not conclude the transaction.

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

STRIKEFORCE TECHNOLOGIES, INC.

Dated: November 20, 2006	By: /s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: November 20, 2006	By: /s/ Mark Joseph Corrao
Mark Joseph Corrao
Chief Financial Officer and Principal Accounting Officer