Form 10QSB/A
period 2006-09-30
StrikeForce Technologies Inc.
filed 2006-12-04
CIK 1285543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1
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

Purpose of Amendment

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-QSB is to revise the introductory language to Item 1.

This amended Form 10-QSB/A does not attempt to modify or update any other disclosures set forth in the original Form 10-QSB. Additionally, this amended Form 10-QSB/A speaks as of the filing date of the original Form 10-QSB and does not update or discuss any Company developments after the date of the original filing. All information contained in this amended Form 10-QSB/A and the original Form 10-QSB is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the original filing date with the Securities and Exchange Commission.

Item 1. Financial Statements
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

STRIKEFORCE TECHNOLOGIES, INC.

Dated: December 4, 2006	By: /s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: December 4, 2006	By: /s/ Mark Joseph Corrao
Mark Joseph Corrao
Chief Financial Officer and Principal Accounting Officer