Form 10KSB
period 2006-12-31
StrikeForce Technologies Inc.
filed 2007-04-17
CIK 1285543

UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from   to

Commission file number: 333-122113

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

Common stock, $0.0001 par value

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

State issuer’s revenues for its most recent fiscal year: $338,445

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 22, 2007 was approximately $488,414.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  Number of outstanding shares of the Registrant’s $0.0001 par value common stock, as of March 22, 2007: 33,067,235.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Certain statements contained in this Form 10-KSB constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements, identified by words such as “plan”, “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the captions “Description of Business”, “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Form 10-KSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward - looking information.

ITEM 1. DESCRIPTION OF BUSINESS

StrikeForce Technologies, Inc.  (hereinafter referred to as “we”, “us”, “our”, “SFT” and “the Company”) is a software development and services company that offers a suite of integrated computer network security products using proprietary technology. We were organized in August 2001 under New Jersey law as Strike Force Technical Services, Inc. We initially conducted operations as an integrator and reseller of computer hardware and telecommunications equipment and services. In December 2002, the Company began to acquire the rights to certain intellectual property rights and patent pending technology pursuant to an agreement with NetLabs.com including the rights to further develop and sell their principal technology. Certain officers of NetLabs.com joined StrikeForce as officers and directors of our company. We subsequently changed our name to StrikeForce Technologies, Inc., under which we had conducted our business since August 2001. Our strategy is to develop and exploit our suite of network security products for customers in the corporate, financial, government, e-commerce and consumer markets. We plan to grow our business through internally generated sales, rather than by acquisitions. We have no subsidiaries and we conduct our operations from our office in Edison, New Jersey.

The Company owns the exclusive right to license and develop various identification protection software products to protect computer networks from unauthorized access and to protect network owners and users from identity theft. The Company has developed a suite of products based upon the exclusive license and the Company is seeking to commercially exploit the products in the areas of eCommerce, corporate, government and consumer sectors. We are a development stage business and have had nominal revenues since our formation. On August 3, 2005 the Company’s registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission and on December 14, 2005 the Company received its clearance for quotation on the Over-The-Counter Bulletin Board. On November 2 2006, the Company filed a Post-Effective Amendment to its Form SB-2 Registration Statement with the SEC. The SEC declared the Company’s Post-effective Amendment effective on November 8, 2006.

We derived the majority of our revenues from our activities as a reseller through the first half of 2003. Upon the acquisition of the licensing rights to certain intellectual property and patent pending technology from NetLabs.com to develop and sell their principal technology in December 2002, we shifted the focus of our business to developing and marketing our own suite of security products based upon the technology acquired. We have maintained our relationship with Panasonic and LG as a reseller, primarily for the resale of biometric identification equipment, such as Panasonic’s and LG’s iris scanners, that can be used with our software products. We generated nominal revenues from our activities as a reseller during 2006 and 2005.

We completed the development of our ProtectID™ platform at the end of June 2006 and we completed the core development of our anti-keylogger product, GuardedID®, in December 2006, which is currently being sold and distributed. We seek to locate customers in a variety of ways. These include contracts with value added resellers and distributors (both inside the United States and globally), direct sales calls initiated by our internal staff, exhibitions at security and technology trade shows, through the media, consulting agreements and through agent relationships. Our sales generate revenue either as an Original Equipment Manufacturer (OEM) model, through a Hosting/License agreement, or through direct purchase by customers. We price our products for hosted consumer transactions based on the number of transactions in which our software products are utilized and we also price our products for business applications based on the number of users. These pricing models provide the Company with monthly recurring revenues. We also expect that we may generate revenue from annual maintenance contracts, renewal fees and based upon the execution of international agreements that we have recently closed.

We have incurred losses since our inception and we anticipate that we will not generate any significant revenues until the second quarter of 2007. As of December 31, 2006, we had an accumulated deficit of $12,378,048. For the years ended December 31, 2006 and 2005 we incurred net losses of $3,154,234 and $5,174,926, respectively. These conditions raise substantial doubt about our ability to continue as a going concern and our public accounting firm has qualified its opinion as to our financial statements for this reason. We are likely to continue to incur such losses in the foreseeable future and to require additional funding in order to sustain our operations.

Our executive offices are located at 1090 King Georges Post Road, Suite 108, Edison, NJ 08837. Our telephone number is (732) 661-9641. We have 11 employees. Our Company’s website is www.strikeforcetech.com.

Our Products

StrikeForce is a software development and services company. We own and are seeking to commercially exploit various identification protection software products that were developed to protect computer networks from unauthorized access and to protect network owners and users from identity theft. Our principal products ProtectID™ and GuardedID® are proprietary authentication and keystroke encryption technologies that are intended to eliminate unauthorized access to computer networks and to prevent unauthorized individuals from copying (logging) keystrokes. We are seeking to develop a market for our suite of products in the e-commerce, corporate, financial, government and consumer sectors. Our products are the subject of various pending patent applications.

o
ProtectID™ is an authentication platform that uses “Out-of-Band” procedures to authenticate computer network users by a variety of methods including traditional passwords combined with a telephone, PDA or multiple computer secure sessions, biometric identification or encrypted devices such as tokens or smartcards as examples. The authentication procedure separates authentication information such as usernames and passwords or biometric information, which are then provided to the network’s host server on separate channels. The platform provides the client choices and evolves with them over time.

o
ValidateID™ is a software application that validates the identity of an end user or applicant by asking a series of questions based on private and publicly available information, e.g., prior addresses or motor vehicles that are unlikely to be known by anyone other than the “correct” user.

o
TrustedID is a development-stage software application intended to provide greater security by verifying the authenticity of any computer trying to log-in to an enterprise network or web service using a unique device “ID” that is machine specific. TrustedID also protects networks from malware/spyware and further secures, by personal firewall, end user data being secretly transmitted to spyware servers.

o
GuardedID® creates a 128-bit encrypted separate pathway for information delivery from a keyboard to a targeted application at a local computer, preventing the use of spyware/malware being used to collect user information. This product is an anti-keylogger which helps prevent the number one consumer threat in today’s market: keylogging software, which is stealth software embedded in web sites, emails or other software that, once unknowingly launched, secretly monitors and records all of a user's activities on the computer and sends the data to the identity thief.

o
ResetID provides user authenticated “Out-of-Band” remote technology to reset user credentials through a self-service method. ResetID provides a secure means of resetting a user’s password into Active Directory and LDAP databases. This product solves the problem of numerous calls to a help desk to reset ones password.

A number of the above products include software and hardware that we contractually license from other vendors. We also distribute and resell related technology software and hardware products. These products include Panasonic and LG Iris Cameras, as well as additional authentication and telecommunication software and hardware devices.

Our ProtectID™ and ValidateID™ products may require a hosted service provider if the business prefers not to license the product directly, for which we have a strategic arrangement with Panasonic to provide for us. With the exception of our licenses with Microsoft, none of our contracts for hardware or software are with a sole supplier of that product.

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

o ProtectIDTM addresses the needs of a broad variety of customers for authentication security. In the U.S. alone, one of the biggest problems facing the nation is Identity Theft, the effects of which totaled $132 billion related to online commerce during the 12 months ended July 2005, an increase of 58% over the previous two years (source: The Conference Board Consumer Research Center).

o In respect to our newly released anti-keylogger (GuardedID®), a recent report from a government security group known as CERT states that minimally 80% of the malicious keylogging programs are undetected by anti-virus software. However GuardedID® renders the malicious programs useless.

o The Effectiveness of Our Products: Our products have been designed to provide the highest available level of security for computer networks and individual users. In particular, we believe that the “Out-of-Band” authentication process is an innovative technology that will prevent unauthorized access to computer networks. We also believe that our products will substantially reduce or eliminate unauthorized access to the computer networks of our customers and will provide effective security products to drastically reduce the incidence of identity fraud for our customers. We have not, however, implemented our products on a large scale and there can be no assurance that they will function in all aspects as intended. Likewise, a high level of innovation characterizes the software industry and there can be no assurance that our competitors will not develop and introduce a superior product. The effective functioning of our products once deployed is an important factor in our future success.

o Ability to Integrate our Software with Customer Environments: There are numerous operating systems that are used by computer networks. The ability of a software product to integrate with multiple operating systems is likely to be a significant factor in customer acceptance of particular products. StrikeForce’s ProtectID™ operates on an independent platform and is able to integrate with multiple operating systems and user interfaces. ProtectID™ has been designed to use multiple authentication devices on the market (including, but not limited to, biometrics, smart cards and telephones). Our ability to integrate our products with multiple existing and future technologies is likely to be a key factor in the acceptance of our product. Our GuardedID® product currently operates in the Windows internet explorer environment and development for other web browsers, applications and products is currently in process.

o Relative Cost: We have attempted to design our products to provide a cost-effective suite of products for commercial, governmental and direct-consumer customers. Our ability to offer our products at a competitive price and to add to existing installations is likely to be a key factor in the acceptance of our product.

The technology developed by the Company and used in the Company’s ProtectID™ and GuardedID® products is the subject of two pending patent applications. The Company’s firewall product, which is in the research and design phase, is the subject of a pending provisional patent application. A fourth patent application relating to the Company’s ProtectID™ product was combined and thereby strengthened the first ProtectID™ pending patent application and was allowed to lapse.

We intend to market our products to financial service firms, e-commerce companies, government agencies and the enterprise market in general and with virtual private networks, as well as technology service companies that service all the above markets. We intend to seek such sales through our own direct efforts and primarily through distributors, resellers and third party agents. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in production installations and pilot projects with various resellers and direct customers, as well as having reached reseller agreements with strategic vendors globally. Our GuardedID® product is also being sold directly to consumers, primarily through the Internet as well as distributors, resellers, third party agents and potential Original Equipment Manufacturer ("OEM") agreements.

Business Model

We operate primarily as a software development company, providing security software products and services, to be sold to enterprises, Internet consumer businesses and consumers, both directly and through sales channels comprised of resellers and agents, distributors and OEM relationships around the world. We are focusing on direct sales of our suite of security products and are also developing sales through “channel” relationships in which our products are offered by other manufacturers, distributors or value-added resellers and agents. It is our strategy that these “channel” relationships will provide the greater percentage of our revenues in approximately 1 year. Examples of the channel relationships that we are pursuing include our attempts to establish OEM relationships with other security technology and software providers that would integrate or bundle the enhanced security capabilities of ProtectID™ and or GuardedID® into their own product lines. These would include providers of networking software and manufacturers of computer and telecommunications hardware and software that provide managed services.

Our primary target markets include e-commerce based services companies, telecommunications and cellular carriers, financial services institutions, technology software companies, government agencies and consumers. For the near term, we are narrowly focusing our concentration on short sales-cycle customers and strategic problem areas, such as stolen passwords used to acquire private information illegally as well as remote users for medium to large size companies. Because we anticipate growing market demand, we are developing a sizeable global reseller and distribution channel as a strategy to generate, manage and fulfill demand for our products across market segments. We intend to minimize the concentration on our initial direct sales efforts in the future as our reseller channel develops globally.

We intend to generate revenue through several pricing strategies. These include transaction fees for ProtectID™ and ValidateID™, based on consumer volumes of usage in the e-commerce and financial services markets, one time per person fees in the enterprise markets, set-up fees when the product is hosted, yearly maintenance fees and other one-time fees. GuardedID® pricing is for an annual license and we discount for volume purchases. We are developing pricing strategies that are intended to make our product highly competitive with other products in the market. We anticipate that a typical user will pay an initial hosting set-up fee as appropriate for ProtectID™ and ValidateID™, periodic fees or usage-based fees for continuing use of the product, as well as yearly maintenance and renewal fees for GuardedID®. In situations where we are successful in having our products bundled in the products and services of other companies, we intend to collect a per-unit royalty fee as part of their branding. We also provide our clients a choice of operating our software internally by licensing or through our hosting service currently with Panasonic.

Marketing

Our multi-channel marketing strategy includes:

o Direct sales to enterprise and commercial customers (emphasized in early stages).

o Resellers, Agents & Distributors, (main sales channel) which distribute or resell our products and services to enterprise and commercial customers (technology and software product distributors, systems integrators, other security technology and software vendors, telecom companies, etc.).

o Application Service Provider (ASP) Partners: Panasonic provides a hosting platform that facilitates faster implementations at a low cost. We are also leveraging other ASP providers in other parts of the world.

o Original Equipment Manufacturers (OEM): SFT products are sold to other security technology vendors that integrate ProtectID™ and GuardedID® into their products (bundling) and services.

o Internet sites in selling to consumers and the enterprise.

We have a strategic partnership with Panasonic in which Panasonic functions as an Application Service Provider for our ProtectID™ and ValidateID™ products, which requires a secondary server used for the “Out-of-Band” authentication technology. As an authorized ASP provider, Panasonic operates our products in their data center for the benefit of clients who contract with us for our security products. We believe that this relationship with Panasonic improves the implementation time and reduces the cost and training requirements. Our agreement with Panasonic is for a five-year (5) term ending in August, 2008. The relationship can be terminated by either party on six months notice. Panasonic is compensated by StrikeForce based on contracted percentages of the client’s fees paid to the Company as documented in each additional client amendment to the contract.

Intellectual Property

In December 2002, and formally memorialized by an agreement in September 2003, we acquired certain intellectual property rights and patent pending technology from NetLabs.com including the rights to further develop and sell their principal technology and certain officers of NetLabs.com joined StrikeForce as officers and directors of our company.

The technology developed by the Company and used in the Company’s ProtectID™ and GuardedID® products are the subject of two pending patent applications. The Company’s firewall product, which is in the research and design phase, is the subject of a pending provisional patent application. A fourth patent application relating to the Company’s ProtectID™ product was combined into the first ProtectID™ pending patent application and was allowed to lapse.

We have one copyright pending and four trademarks pending. A fifth trademark has been approved. Even though trademarks and patent applications have been filed, except for the trademark, GuardedID®, there are still pending applications.

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

Business Strategy

We intend to incur significant additional costs before we become profitable. We anticipate that most of the costs that we incur will be related to salaries, professional fees and sales commissions. We have 11 employees. We anticipate that we will increase our sales force by approximately two full-time employees and our technology and administrative staff by approximately three employees during the next 12 months. At the present time, our monthly burn rate is approximately $150,000 per month. We expect that our monthly burn rate will increase to $220,000 per month in approximately 12-18 months. We anticipate that the area in which we will experience the greatest increase in expenses is in marketing, advertising, payroll related to sales and product support, technology and global strategic business consultants.

Our strategy over the next 12 months is to have our internal sales force focus on direct sales to network customers and on industries that management believes provides the greatest potential for near-term sales. These include medium to large sized financial institutions, government agencies, e-commerce and enterprise businesses. We are also seeking a strategic program to establish successful resellers and distributors of our products globally. It is our intention to ultimately utilize resellers to generate the bulk of our sales. There can be no assurance, however, that we will succeed in implementing our sales strategy. Although management believes that there is a strong market for our products, we have not generated substantial revenue from the sale of our principal products and there is no assurance that the market will be sufficient to permit us to achieve profitability.

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

We believe that our patent-pending “Out-of-Band” identity authentication system, is an innovative, secure, adaptable, competitively priced, integrated network authentication system. The main features of ProtectID™ include: an open architecture “Out-of-Band” platform for user authentication; operating system independence; biometric layering; mobile authentication; secure website logon; VPN access; domain authentication and multi-level authentication. Unlike other techniques for increased network security, ProtectID™ does not rely on a specific authentication device or method (e.g., tokens, smart cards, digital certificates or biometrics, such as a retinal or fingerprint scan). Rather ProtectID™ has been developed as an “open platform” that incorporates other authentication devices and methods. For example, once a user has been identified to a computer network, a system deploying the ProtectID™ authentication system, our product, permits the “Out-of-Band” authentication of that user by a telephone, PDA, email, hard token, SSL client software, a biometric device such as a fingerprint scan using a second server, or others, before that user is permitted to access the network. By using “Out-of-Band” authentication methods, management believes that ProtectID™ provides a competitive product for customers with security requirements greater than typical name and password schemes for virtual private networks and computer systems with multiple users at remote locations, as examples. We also believe that our other products (ValidateID™, TrustedID, GuardedID® and ResetID) offer an additional competitive edge for network security and e-commerce applications that should provide greater levels of security along with choices and the ability to evolve over time based on newer technologies made available.

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

We have yet to establish any history of profitable operations as shown in our independent certified financial audit for 2005 and 2006. As of December 31, 2006, we had an accumulated deficit of $12,378,048. We have incurred annual operating losses of $5,174,926 for the year ended December 31, 2005 and $3,154,234 for the year ended December 31, 2006. We have financed our operations through loans from our officers, employees, and the issuance of debt and equity securities in private placement transactions. Our revenues have not been sufficient to sustain our operations. Our profitability will require the successful marketing and sale of our ProtectID™, ValidateID™, TrustedID, GuardedID® and ResetID products and services.

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

We will require additional financing to sustain our operations, without which we may not be able to continue operations. In addition, the terms of the secured convertible debentures issued to certain investors require that we obtain the consent of such investors prior to our entering into subsequent financing arrangements. Our inability to raise additional working capital or to raise the required financing in a timely manner would negatively impact our ability to fund our operations, our ability to generate revenues and to otherwise execute our business plan. No assurance can be given that we will be able to obtain additional financing, that we will be able to obtain additional financing on terms that are favorable to us or that the holders of the secured debentures will provide their consent to permit us to enter into subsequent financing arrangements. This can lead to the reduction or suspension of our operations and ultimately our going out of business. Should this occur, the value of your investment in the common stock could be adversely affected, and you could lose your entire investment.

WE HAVE ISSUED SECURED CONVERTIBLE DEBENTURES THAT MAY RESTRICT OUR ABILITY TO OBTAIN ADDITIONAL FINANCING.

We have issued three-year and two-year secured debentures in 2004 and 2005 that are convertible into shares of our common stock to Cornell Capital Partners, LP (“Cornell”) and Highgate House Funds, Ltd. (“Highgate”) respectively. Under the terms of the secured debentures, we are restricted in our ability to issue additional securities as long as any portion of the principal or interest on the secured debentures remains outstanding. Specifically, we may not, without the prior consent of the holders of the secured debentures, issue any common stock or preferred stock at a discount to its fair market value or issue any derivative security, such as warrants or options, convertible into common stock at less than fair market value. We are also precluded under the terms of the secured debentures from granting any third party a security interest in our assets. Our inability, without the secured debenture holders’ consent, to provide a discount on our stock or to grant a security interest could make it difficult to find parties willing to make additional investments in us or to loan us money and therefore could adversely affect our ability to raise additional funds.

SECURED CONVERTIBLE DEBENTURES ISSUED TO CORNELL CAPITAL PARTNERS, LP AND HIGHGATE HOUSE FUNDS, LTD. COULD RESULT IN A CHANGE IN CONTROL.

We have issued an aggregate of $1,774,876 in secured convertible debentures, including an aggregate of $1,024,876 principal amount secured debentures issued to Cornell Capital Partners, LP and an aggregate of $750,000 principal amount secured debentures issued to Highgate House Funds, Ltd. ($265,000 of which are currently outstanding), which are convertible into shares of our common stock at an amount equal to the lesser of: (i) 120% of the average closing bid price for the 5 trading days immediately preceding the closing date (the “Cornell Fixed Conversion Price” and, together with the Highgate Fixed Conversion Price, the “Fixed Conversion Price”); or (ii) 80% of the lowest closing bid price of the common stock during the five days preceding the conversion date. In July, 2006, the Cornell and Highgate Fixed Conversion Price was reduced to $0.085 in connection with an anti-dilution adjustment.

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

At December 31, 2006, we had an aggregate of $1,024,876 remaining in principal amount of secured convertible debentures outstanding issued to Cornell and an aggregate of $265,000 remaining in principal amount of secured convertible debentures outstanding issued to Highgate, after conversions, for a combined total of $1,289,876.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR SECURED CONVERTIBLE DEBENTURES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES, WHICH WILL CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

Our obligation to issue a combination of shares or deliver shares through the escrow agent upon conversion of our $1,289,876 principal amount secured convertible debentures is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable upon conversion of our secured convertible debentures (excluding accrued interest), based on various market prices:

Price Per Share	With 20% Discount	Number of Shares	Percentage of Stock* Issuable
$0.07	$0.056	23,033,500	79.85%
$0.05	$0.040	32,246,900	111.80%
$0.03	$0.024	53,744,833	186.33%

* Based on 28,844,494 shares of common stock outstanding as of December 31, 2006. As illustrated, the number of shares of common stock issuable upon conversion of our secured convertible debentures will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

THE SALES OF COMMON STOCK BY INVESTORS AFTER DELIVERY OF A CONVERSION NOTICE COULD HAVE A DEPRESSIVE EFFECT ON THE PRICE OF OUR COMMON STOCK. IN ADDITION, WE DO NOT INTEND TO DISCLOSE THE TIMING OF ANY CONVERSION NOTICES WHICH WE MAY RECEIVE FROM THE INVESTORS AND AS A RESULT, YOU WILL HAVE NO KNOWLEDGE OF WHEN THE INVESTORS ARE CONVERTING INTO SHARES OF OUR COMMON STOCK.

While the securities purchase agreements with Cornell and Highgate contain provisions prohibiting them from engaging in short sales, the investors may, nevertheless, engage in the sale of escrowed shares after delivering a conversion notice to us but before actual delivery of the shares. In the event that Cornell and/or Highgate were to engage in any such sales, this may create downward pressure on the price of our common stock and could result in higher levels of volatility. Further, any resulting decline in the price of our stock will result in increased dilution due to the fact that we would be required to issue greater numbers of shares upon receiving future conversion notices. In addition, not only the sale of shares issued upon conversion of secured debentures, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock. In addition, we do not intend to disclose the timing of conversion notices which we may receive from Cornell and/or Highgate. As a result, you will have no knowledge of when the investors are converting. Further, you will not know that the investors have shares of our common stock that they may be imminently selling, or that the investors have sold such shares, all of which may have a depressive effect on the price of our common stock.

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

WE WILL NEED TO FILE AN ADDITIONAL REGISTRATION STATEMENT TO REGISTER FOR SALE BY THE SECURED CONVERTIBLE DEBENTURE HOLDERS SHARES OF COMMON STOCK ISSUABLE UPON CONVERSION OF DEBENTURES THAT ARE NOT COVERED BY THIS PROSPECTUS.

The shares of common stock that have been registered for sale by Cornell and Highgate upon conversion of the secured convertible debentures do not include all of the shares of common stock that would be issuable if such debentures were converted in full. As a result, the Company will be required to file an additional registration statement to register such additional shares. We may incur substantial costs in connection with the preparation of filing of such registration statement and the failure to file such registration statement could result in a default under the secured convertible debentures.

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

The technology developed by the Company and used in the Company’s ProtectID™ (exclusively licensed from NetLabs.com) and GuardedID® products is the subject of two patent pending applications. The Company’s firewall product, which is in the research and design phase, is the subject of a pending provisional patent (acquired from NetLabs.com) application. A fourth patent application relating to the Company’s ProtectID™ product was combined into the first ProtectID™ pending patent application and was allowed to lapse. The Company has other technology patents pending; to date the patent applications have not been granted. We cannot be certain that these patents will be granted nor can we be certain that other companies have not filed for patent protection for this technology. Even if the patents were granted for the technology, there is no assurance that we will be in a position to enforce the patent rights. Failure to be granted patent protection for the technology could result in greater competition or in limited royalty payments. This could result in inadequate revenue and cause us to cease operations.

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

Our success depends, to a critical extent, on the continued efforts and services of our Chief Executive Officer, Mark L. Kay, our Chairman of the Board & President, Robert Denn, our Chief Technical Officer Ramarao Pemmaraju, our Chief Financial Officer Mark Corrao and our Executive Vice President and Head of Marketing, George Waller. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our Company. Only one of our executive officers (CEO) had an employment agreement providing for his continued service to us, which is now expired. We do not currently carry a key-man life insurance policy on any of our employees, which would assist us in recouping our costs in the event of the loss of those officers.

THE INABILITY TO MANAGE OUR GROWTH COULD IMPEDE OUR ABILITY TO GENERATE REVENUES AND PROFITS AND TO OTHERWISE IMPLEMENT OUR BUSINESS PLAN AND GROWTH STRATEGIES, WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

We plan to grow rapidly, which will place strains on our management team and other Company resources to both implement more sophisticated managerial, operational and financial systems, procedures and controls and to hire, train and manage the personnel necessary to implement those functions. Our staff is currently comprised of 11 people and we believe that in order for us to achieve our goals, it will be necessary to further expand our personnel, particularly in the area of sales, support services, technology and administrative support. As we grow, we also expect to increase detailed and pertinent internal and administrative controls and procedures, require further product enhancements and customization of our existing products for specific clients, as well as enter new geographic markets. We do not presently have in place the corporate infrastructure common to larger organizations. We do not, for example, have a separate human resources department or purchasing department designed for a larger organization. Some of our key personnel do not have experience managing large numbers of personnel. Substantial expansion of our organization will require the acquisition of additional information systems and equipment, a larger physical space and formal management of human resources. It will require that we expand the number of people within our organization providing additional administrative support (or consider outsourcing) and to develop and implement additional internal controls appropriate for a larger organization. Our experience to date in managing the growth of our Company has been positive, without product failures or breakdowns of internal controls.

We will devote substantial resources to our ProtectID™, ValidateID™ and GuardedID®, products, focusing on our marketing, sales, administrative, operational, financial and other systems to implement our longer-term business plan and growth strategies. We also plan to grow our distribution and reseller services. This expansion will require us to significantly improve, replace and or acquire managers, operational and financial systems, procedures and controls, to improve the coordination between our various corporate functions, to manage, train, motivate and maintain a growing employee and marketing base. Our performance and profitability will depend on the ability of our officers and key employees to:

o	manage our business as a cohesive global enterprise;

o	manage expansion through the timely implementation and maintenance of appropriate administrative, operational, financial and management information systems, controls and procedures;

o	add internal capacity, facilities and third-party sourcing arrangements when needed;

o	maintain and continually improve service quality controls;

o	attract, train, retain, motivate and manage effectively our employees.

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

As a result of our limited operating history, we have limited historical financial data in which to base our planned operating expenses. Our expense levels are expected to increase. It is anticipated that as we mature, our sales and operating results will fluctuate from quarter to quarter and from year to year due to a combination of factors, including, among other things:

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

Although we consider our principal products ready for commercial introduction and are actively marketing them to potential customers (except for TrustedID), we do not have significant experience with the use of our products on a large scale. We have not experienced any product defects that are material to the performance of our products, but there can be no assurance that there will not be product defects in the future. Likewise, we cannot be certain that the security provided by our products cannot be circumvented, now or in the future, although we are unaware of anyone having successfully defeating the technology. Our products are complex and may contain undetected errors or defects or may contain errors or defects in new versions that we attempt to release. Errors and defects that occur in the future could result in adverse product reviews and a loss of, or delay in, market acceptance of our products.

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

ITEM 2. DESCRIPTION OF PROPERTIES

We operate from leased offices located at 1090 King Georges Post Road, Suite #108, Edison, New Jersey 08837. We do not hold any material investments in other real or personal property other than office equipment. We anticipate these facilities will be adequate for the immediate future but that if we are successful in introducing our products, we will need to seek larger or additional office quarters. We have a non-cancelable operating lease for office space that expires in February 2008. The lease does not contain a renewal option and requires us to pay all executory costs such as maintenance and insurance.

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

Quarter Ended	High	Low
December 31, 2005	$1.150	$1.050
March 31, 2006	$1.050	$0.150
June 30, 2006	$0.215	$0.071
September, 2006	$0.150	$0.070
December 31, 2006	$0.051	$0.041

The closing bid price for our shares of common stock on March 22, 2007 was $0.022.

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

(B) HOLDERS

As of March 22, 2007, there were approximately 193 holders of the common stock on record (several holders of record are brokerage firms, which handle accounts for individual investors).

(C) DIVIDENDS

We have not previously paid any cash dividends on common stock and do not anticipate or contemplate paying dividends on common stock in the foreseeable future. Our present intention is to utilize all available funds to develop and expand our business. The only restrictions that limit the ability to pay dividends on common equity, or that are likely to do so in the future, are those restrictions imposed by law and those restrictions imposed under contractual obligation. Under New Jersey corporate law, no dividends or other distributions may be made which would render a company insolvent or reduce assets to less than the sum of liabilities plus the amount needed to satisfy outstanding liquidation preferences.

Any future determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our board may deem relevant at that time.

(D) RECENT ISSUANCES OF UNREGISTERED SECURITIES

In October 2006, Highgate converted $35,000 of the May 6, 2005 debenture into 625,000 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion was made on October 2, 2006 at a conversion price of $0.056 per share.

In October 2006, the Company executed a 15% promissory note in the amount of $190,000 with an unrelated individual lender. The principal shall be payable in full at the earlier of: (i) 180 days from the date of the loan; or (ii) within five days of the Company’s receipt of the proceeds from its inclusion in the New Jersey Technology Business Certificate program. In the event of loan default, the interest rate shall increase to 20% per annum. In October, the Company received $100,000 in funds related to the note. The balance of $90,000 in loan funds was received by the Company in November 2006. As consideration for the loan, the Company paid the lender’s legal fee of $2,500 and issued 50,000 shares of common stock, valued at $1,750, to a relative of the lender, in October 2006. The Company’s shares of common stock issued in relation to the promissory note have Rule 144 piggyback registration rights. In December 2006, the note was paid in full including interest.

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

In November 2006, Highgate converted $25,000 of the May 6, 2005 debenture into 595,238 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion was made on November 13, 2006 at a conversion price of $0.042 per share.

In November 2006, the Company sold units to an individual which contained common stock and warrants. This issuance is exempt from registration under the Securities Act of 1933 and the rules and regulations promulgated there under. The individual purchased and the Company recorded 66,667 shares of common stock from the Company at a price of $0.075 per share and received an aggregate of 80,000 warrants with an exercise price of $0.15 per share which are exercisable for a period of one year from issuance.

In November 2006, the Company executed a financing placement agreement with an investment firm to assist the Company in raising funds through debt financing or equity placement in the amount of $1.75 million to $2.5 million. Under the terms of the agreement, the firm shall receive a placement fee equal to 10% of the financed amount or equity placed plus 1% of the financed amount in the form of warrants to purchase shares of the Company’s common stock at an exercise price of $0.20 per share and with a term of five years from the issuance date. In December 2006, in connection with the agreement, the firm received warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.20 per share with a term of five years from the effective date.

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

In December 2006, Highgate converted $25,000 of the May 6, 2005 debenture into 714,286 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion was made on December 7, 2006 at a conversion price of $0.035 per share.

In December 2006, the Company issued 7,500 shares of its common stock, valued at $0.075 per share for 2,500 shares, $0.053 per share for 2,500 shares and $0.065 per share for 2,500 shares, and issuable to a law firm as compensation for general counsel legal services rendered.

In December 2006, the Company executed a Letter of Understanding with an investment firm whereby the Company and the firm agreed to pursue further agreements on an ongoing best efforts basis in order for the Company to obtain financing of $3 million to $5 million. Per the letter, the Company will pay to the investment firm a retainer fee in cash of $40,000 payable as $2,500 upon execution of the letter, paid in December 2006, and $37,500 upon closing of the funding transaction. Also upon closing of the funding transaction, the Company will pay to the firm an expense fee of $5,000 per month and a finder’s fee equal to $400,000 in cash and $400,000 in equity on a pro-rated basis assuming a total funding transaction of $5 million. In connection with the letter, the firm received 200,000 restricted shares of the Company’s common stock at a price of $0.05 per share. Per the terms of the letter, 100,000 shares were issued in December 2006 and 100,000 shares were issued in January 2007.

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

We began our operations in 2001 as a reseller and integrator of computer hardware. We derived the majority of our revenues from our activities as an integrator through the first half of 2003. Upon the acquisition of the licensing rights to certain intellectual property and patent pending technology from NetLabs.com to develop and sell their principal technology in December 2002, we shifted the focus of our business to developing and marketing our own suite of security products based upon the technology acquired. We have maintained our relationship with Panasonic and LG as a reseller, primarily for the resale of biometric identification equipment, such as Panasonic’s and LG’s iris scanners, that can be used with our software products. We generated nominal revenues from our activities as a reseller during 2006 and 2005.

We completed most of the development of our suite of security products at the end of 2006 and we began to make these products available to the marketplace. For the year ended December 31, 2005, we generated $16,148, of our total 2005 revenues of $30,532, from the sales of our security products and for the year ended December 31, 2006 we generated $241,850, of our total 2006 revenues of $338,445, from the sales of our security products. We seek to locate customers in a variety of ways. These include contracts with value added resellers, direct sales calls initiated by our sales staff, exhibitions at security and technology trade shows, through the media, consulting agreements and through word of mouth. Our sales generate revenue either as an Original Equipment Manufacturer (OEM) model, through a Hosting/License agreement, or through direct purchase by customers. We price our products for consumer transactions based on the number of transactions in which our software products are utilized and we price our products for business applications based on the number of users. We also expect that we may generate revenue from annual maintenance contracts, renewal fees and the execution of international agreements.

We have incurred substantial operating losses since commencing operations. We believe that our products provide a cost-effective and technologically competitive solution to address the problems of network security and identity theft in general. There can be no assurance, however, that our products will gain acceptance in the commercial marketplace or that one of our competitors will not introduce a technically superior product. The products that we offer to customers are discussed in Item 1, Description of Business.

Management, in late 2004, introduced procedures that assess our business performance through a number of financial and non-financial indicators. Since we are still in the process of introducing our products to the commercial marketplace, we attempt to assess our performance principally through indications of past, present and potential sales. These include the following:

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

Results of Operations

FOR THE YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 30, 2005

Revenues for the year ended December 31, 2006 were $338,445 compared to $30,532 for the year ended December 31, 2005, an increase of $307,913 or 1,009%. The resultant increase in revenues was primarily due to the implementation of several new projects and the signing up of several new clients onto our platform and the activity generated by the new clients. Revenues generated in 2006 consisted of hardware sales, software sales, revenue from sign on fees and transaction revenues. Hardware sales for the year ended December 31, 2006 were $78,970 compared to $8,884 for the year ended December 31, 2005, an increase of $70,086. The resultant increase in hardware revenues was primarily due to the sales of tokens and biometric iris units. Software sales for the year ended December 31, 2006 were $17,625 compared to $5,500 for the year ended December 31, 2005, an increase of $12,125. The resultant increase in software revenues was primarily due to the direct sales of our technology platform to new clients. Sign on fees for our ASP transaction model amounted to $15,000 for the year ended December 31, 2006 compared to $12,700 for the year ended December 31, 2005, an increase of $2,300. The increase was due to signing up several new clients. Transaction revenues from the ASP hosting model and the implementation of new technology projects were $226,850 for the year ended December 31, 2006 and $3,448 for the year ended December 31, 2005, an increase of $223,402. The increase was due primarily to the increase of ASP transactions, signing up several new clients and the implementation of new technology projects.

Cost of revenues for the year ended December 31, 2006 was $91,468 compared to $15,232 for the year ended December 31, 2005, an increase of $76,236, or 501%. The net increase resulted primarily from costs incurred by third parties for transaction fees as customers began implementation of the platform, related to our ASP hosting service and transaction charges.

Gross profit for the year ended December 31, 2006 was $246,977 compared to $15,300 for the year ended December 31, 2005, an increase of $231,677, or 1,514%. The increase was primarily due to signing up new clients onto our platform, the activity generated by the new clients and the sales of our technology.

Research and development expenses for the year ended December 31, 2006 were $359,900 compared to $368,331 for the year ended December 31, 2005, a decrease of $8,431, or 2.3%. The decrease resulted primarily from the reduced amount of resources expended on the development of those products that are now available in the marketplace.

Selling, general and administrative expenses for the year ended December 31, 2006 were $3,506,693 compared to $3,549,749 for the year ended December 31, 2005, a decrease of $43,056 or 1.2%.

Selling, general and administrative expenses at December 31, 2006 and December 31, 2005 consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, travel costs, non-cash stock compensation expense for the issuance of stock and stock options to non-employees and other general corporate expenses. Effective January 1, 2006 employees’ stock option grants are accounted for under SFAS 123R for new options granted to employees.

The net decrease was due primarily to minor reductions in our overhead expenses.

Other income for the year ended December 31, 2006 was ($465,382) as compared to other expense of $1,272,146 for the year ended December 31, 2005, representing a decrease in other expenses of $1,737,528, or 137%. The decrease was primarily due to net mark to market changes in the fair value of derivative financial instruments relating to the convertible promissory notes.

Derivative instruments expense (income) represents the change in the fair value of the net derivative liability at year end, using a layered discounted probability-weighted cash flow approach. Interest expense derivatives represent the amortization of discount on the initial valuation of the derivatives, or the amortization of the change after any modification of debt. The change represents the amortization for both the Cornell and Highgate debentures.

The financial statement for the year ended December 31, 2005 was restated to record embedded derivatives related to convertible notes payable. Derivative instruments expense (income) represents the change in the fair value of the net derivative liability at year end, using a layered discounted probability-weighted cash flow approach. Interest expense derivatives represent the amortization of discount on the initial valuation of the derivatives, or the amortization of the change after any modification of debt. The change represents the amortization for both the Cornell and Highgate debentures in 2005 and less than one month in 2004 for the Cornell debenture.

Our net loss for the year ended December 31, 2006 was $3,154,234 compared to a restated net loss of $5,174,926 for the year ended December 31, 2005, a decrease of $2,020,692, or 39.1%. The decrease was primarily due to an increase in revenues and net mark to market changes in the fair value of derivative financial instruments relating to the convertible promissory notes.

Liquidity and Capital Resources

Our total current assets at the year ended December 31, 2006 were $351,958, including $7,455 in cash as compared with $618,345 in total current assets at the year ended December 31, 2005, which included cash of $77,094. Additionally, we had a stockholders’ deficiency in the amount of $3,291,311 at the year ended December 31, 2006 as compared to a shareholders’ deficiency of $1,895,477 at the year ended December 31, 2005. The increase in the deficiency is a result of the Company’s net losses and funding through an increased debt position from convertible debentures and promissory notes rather than the sale of stock. We have historically incurred losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. The liabilities include a computed liability for the fair value of derivatives of $320,590, which will only be realized on the conversion of the derivatives, or settlement of the debentures.

The number of common shares outstanding increased from 18,454,250 shares at the year ended December 31, 2005 to 28,844,494 at the year ended December 31, 2006, an increase of 56.3%. During that period our shareholders’ deficiency, due to our net losses and an increase in our debt position, increased from $1,895,477 at the year ended December 31, 2005 to $3,291,311 at the year ended December 31, 2006, an increase of approximately 73.6%. We had $7,455 of cash at the year ended December 31, 2006, compared to $77,094 of cash at the year ended December 31, 2005 a decrease of approximately 90.3%. We financed our operations during the year ended December 31, 2006 through debt and equity financing. To date, we have not generated significant revenues and we anticipate that we will not generate any significant revenues until the second quarter of 2007. We expect that we will rely, at least in the near future, upon a limited number of customers for a substantial percentage of our revenues and may continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market grows, we will attain greater numbers of customers and the concentrations will diminish. Until this is accomplished, we will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing commitments of capital expenditures and until our sales revenue can provide greater liquidity.

We do not expect to sell a significant amount of biometric iris equipment over the next twelve months.

We have historically incurred losses and we anticipate that we will not generate any significant revenues until the second quarter of 2007. Our operations presently require funding of approximately $150,000 per month. Our current forecast and potential pipeline substantiates our becoming profitable by the end of the 2007 year based on some key potential clients contracting with the Company in the financial industry, technology, enterprise, government and consumer sectors in the United States, Latin America, Europe and Asia. There can be no assurance, however, that the sales anticipated will materialize or that we will achieve the profitability we have forecasted.

On December 20, 2004, we entered into a securities purchase agreement with Cornell for the sale of $1,000,000 in secured convertible debentures, of which $500,000 was received by us on December 22, 2004 and $500,000 was received by us on January 25, 2005. The secured debentures issued pursuant to the December 2004 Securities Purchase Agreement bear interest at 8% and mature three years from the date of issuance.

On April 27, 2005, we entered into an amendment to the secured debentures with Cornell. Pursuant to said amendment, we revised the conversion price of the secured debentures to an amount equal to the lesser of: (i) the greater of $0.25 or an amount equal to 120% of the average closing bid price for the 5 trading days immediately preceding the closing date (the “Cornell Fixed Conversion Price” and, together with the Highgate Fixed Conversion Price, the “Fixed Conversion Price”); or (ii) 80% of the lowest closing bid price of the common stock during the five days preceding the conversion date. In addition, the amended secured debenture was issued to Cornell in a principal amount of $1,024,876, representing $1,000,000 of the original principal amount of the secured debentures issued to Cornell on December 20, 2004, plus $24,876 in accrued interest from the date of original issuance to April 27, 2005. In July, 2006, the Fixed Conversion Price was reduced to $0.085 in connection with an anti-dilution adjustment.

On December 31, 2006, $1,024,876 in aggregate principal amount of the Cornell debentures was issued and outstanding.

On December 20, 2004, we also entered into an Investor Registration Rights Agreement with Cornell under which we agreed to file a registration statement no later than 45 days from December 20, 2004. On April 27, 2005 we entered into an amendment and consent with Cornell pursuant to which we agreed to file a registration statement no later than 30 calendar days after the closing date of the amendment and consent, registering the shares of our common stock issuable upon conversion of the secured debentures. In addition, we have agreed to use our best efforts to ensure that such registration statement is declared effective by the Securities and Exchange Commission within 120 calendar days after the date of filing the SB2. In the event that the registration statement is not declared effective within 120 calendar days from the date of filing, we shall make a cash payment to the investor, as liquidated damages and not as a penalty, or shall issue to the investor shares of our common stock, at our sole election, within 3 business days from the end of the month, in an amount equal to 2% (two percent) per month of the outstanding principal amount of the secured debentures. Under the amendment and consent, Cornell also agreed to permit us to register 500% of the shares of common stock issuable upon conversion of the Highgate secured debenture and the 150,000 shares of common stock issued to Highgate on April 27, 2005, on the same registration statement which we are filing covering the share of common stock issuable upon conversion of the Cornell secured debenture.

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

In addition, we entered into a Security Agreement with Cornell dated as of December 20, 2004 pursuant to which we granted Cornell a secured interest in all of our assets. Such secured interest shall be first in priority to the secured interest which we granted to Highgate on April 27, 2005, as further described below.

In May 2006, we sold a unit to Cornell consisting of a 9% promissory note payable in the amount of $100,000 and 200,000 shares of the Company’s common stock. The principal due shall be payable in full in immediately available funds of $200,000 or more through any funding transaction, even if the funding is with Cornell, or by August 28, 2006. If the note is not fully repaid within a twenty (20) day grace period after the maturity date, then the remaining outstanding principal and accrued and unpaid interest under the note shall be convertible into shares of common stock of the Company at the sole option of Cornell, in whole or in part at any time and from time to time at a conversion price equal to the lesser of (a) $0.22 or (b) ninety percent (90%) of the lowest Volume Weighted Average Price of the common stock during the thirty trading days immediately preceding the date of conversion as quoted by Bloomberg, LP. The Company paid a placement agent fee of $7,000 relating to the promissory note. As of September 17, 2006, the company considers the note as convertible debt per the terms stated herein

On April 27, 2005, we entered into a securities purchase agreement with Highgate pursuant to which we sold a principal amount $750,000 7% secured convertible debentures, and 150,000 shares of our common stock, par value $0.0001 per share. We received $375,000 from Highgate on the date of the first closing, April 27, 2005, and we held a second closing on May 10, 2005 in which we received the remaining $375,000 in funds from Highgate. We issued the aforementioned securities to the investor pursuant to Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended (the "Act"), and/or Section 4(2) of the Act.

At December 31, 2006, $265,000 in aggregate principal amount of the Highgate debentures remained outstanding.

Pursuant to the terms of the Highgate securities purchase agreement, we are prohibited from utilizing the funds which we received from Highgate in a manner which would deviate from those specified in the securities purchase agreement.

The secured debentures bear simple interest at a rate of 7% per annum and mature 2 years after the date of issuance. The secured debentures were originally convertible into shares of our common stock at a conversion price equal to the lesser of (i) 120% of the average closing bid price for the 5 trading days immediately preceding the closing date (the “Highgate Fixed Conversion Price”); or (ii) 80% of the lowest closing bid price for the 5 trading days immediately preceding the date of conversion. In July, 2006, the Highgate Fixed Conversion Price was reduced to $0.085 in connection with an anti-dilution adjustment. In addition, we have the right to redeem the secured debentures, at any time prior to its maturity, upon 3 business days prior written notice to the holder. In the event that we redeem the secured debentures within 180 days after the date of issuance, the redemption price shall be 110% of the remaining balance of the secured debentures plus accrued interest. After 180 days the secured debentures may be redeemed at 120% of the remaining balance of the secured debentures plus accrued interest.

In addition, we entered into an Investor Registration Rights Agreement with Highgate dated as of April 27, 2005 pursuant to which we agreed to file a registration statement no later than 30 calendar days after the closing date registering the 150,000 shares issued to Highgate and 500% of the shares of our common stock issuable upon conversion of the secured debentures. In addition, we have agreed to use our best efforts to ensure that such registration statement is declared effective by the Securities and Exchange Commission within 120 calendar days after the date of filing. In the event that the registration statement is not declared effective within 120 calendar days from the date of filing, we shall make a cash payment to the investor, as liquidated damages and not as a penalty, or shall issue to the investor shares of our common stock, at our sole election, within 3 business days from the end of the month, in an amount equal to 2% (two percent) per month of the outstanding principal amount of the secured debentures.

We entered into an Escrow Shares Escrow Agreement with Highgate and Gottbetter & Partners, LLP, as escrow agent, pursuant to which we issued 6,510,000 shares of our common stock issuable upon conversion of the secured debentures to be held in escrow until such time as Highgate converts all or a portion of the secured debentures.

In addition, we entered into a Security Agreement with Highgate dated as of April 27, 2005 pursuant to which we granted Highgate a secured interest in all of our assets. Such secured interest shall be second in priority to the secured interest which we granted to Cornell on December 20, 2004, as further described below. The Security Agreement contains certain negative covenants that will remain in effect until our repayment obligations pursuant to the convertible debenture have been satisfied. In accordance with such agreement, we may not, without Highgate's written consent, directly or indirectly:

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

Further, we may not:

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

During the year ended December 31, 2006, the Company sold units for an aggregate total of $197,000 to 10 individuals which contained common stock and warrants. The issuance is exempt from registration under the Securities Act of 1933 and the rules and regulations promulgated thereunder. The individuals purchased and the Company recorded a total of 883,768 shares of common stock from the Company at a price ranging from $0.07 to $0.75 per share and received an aggregate of 792,945 warrants with an exercise price ranging from $0.075 to $0.75 per share which are exercisable for a period of one year from issuance for 80,000 warrants, two years from issuance for 155,801 warrants and three years from issuance for 557,144 warrants. Stock totaling 133,333 shares was issued in January 2006, stock totaling 312,339 shares was issued in July 2006, stock totaling 371,429 shares was issued in October 2006 and stock totaling 66,667 shares was issued in November 2006.

Additionally, the Company issued unsecured convertible notes payable during the year ended December 31, 2006 in an aggregate total of $450,000 to two unrelated parties.

The Company issued unsecured convertible notes payable during the year ended December 31, 2006 in an aggregate total of $113,000 to three related parties. Additionally, during the year ended December 31, 2006, the Company repaid a total of $70,000 of unsecured convertible notes payable to five related parties.

The Company issued unsecured notes payable during the year ended December 31, 2006 in an aggregate total of $250,000 to two unrelated parties.

The Company issued unsecured notes payable during the year ended December 31, 2006 in an aggregate total of $447,000 to two related parties. Additionally, during the year ended December 31, 2006, the Company repaid a total of $7,000 of unsecured notes payable to one related party.

Summary of Funded Debt

As of December 31, 2006 the Company’s open unsecured promissory note balance was $250,000, listed as follows:

o $100,000 to Cornell (this note by its terms became convertible into shares of common stock as of September 17, 2006 at the lesser of $0.22 per share or 90% of VWAP thirty day average prior to the date of conversion)
o $150,000 to six unrelated individuals through investment firm placement

As of December 31, 2006 the Company’s open unsecured related party promissory note balances were $629,000, listed as follows:

o $604,000 to our CEO
o $ 25,000 to our President

As of December 31, 2006 the Company’s open convertible note balances were $2,282,876, net of discount on convertible notes of $72,602 and net of discount on secured convertible notes of $26,585, listed as follows:

o $1,024,876 to Cornell (04/05 amended secured debenture)
o $ 125,000 to an unrelated individual (01/05 unsecured debenture)
o $ 235,000 to an unrelated company (03/05 unsecured debenture)
o $ 265,000 to Highgate (05/05 secured debenture)
o $ 33,000 to an unrelated company (06/05 unsecured debenture) - current portion
o $ 10,000 to an unrelated individual (06/05 unsecured debenture)
o $ 140,000 to four unrelated individuals (07/05 unsecured debentures)
o $ 100,000 to an unrelated individual (03/06 unsecured debenture)
o $ 200,000 to an unrelated individual (06/06 unsecured debenture)
o $ 150,000 to an unrelated individual (09/06 unsecured debenture)

As of December 31, 2006 the Company’s open convertible note balances - related parties were $478,000, listed as follows:

o $268,000 to our CEO
o $ 57,500 to our VP of Technical Services
o $ 30,000 to a relative of our CTO & one of our Software Developers
o $ 50,000 to our President
o $ 5,000 to a relative of our CFO
o $ 67,500 to our Office Manager

It is unlikely that we will be able to generate sufficient funds internally to sustain our operations until the end of 2007. We will seek to raise additional funds to continue our operations. It is management’s plan to seek additional funding through the sale of common stock and the issuance of notes and debentures, including notes and debentures convertible into common stock. If we issue additional shares of common stock, the value of shares of existing stockholders is likely to be diluted.

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

Our future revenues and profits, if any, will primarily depend upon our ability to secure sales of our suite of network security products. We do not presently generate significant revenue from the sales of our products. Although management believes that our products are competitive for customers seeking a high level of network security, we cannot forecast with any reasonable certainty whether our products will gain acceptance in the marketplace and if so by when. In addition, we are a reseller and potential distributor for various security and telecommunications related products, for which we anticipate that we will not generate any significant revenues until the second quarter of 2007.

Except for the limitations imposed upon us respective to the secured convertible debentures of Cornell and Highgate, there are no material or known trends that will restrict either short term or long-term liquidity.

In December 2005 and March 2006, we engaged the services of two consulting firms in order for us to obtain additional funding. As of December 31, 2006 the Company did not receive any funding from these consultants. In May 2006, the Company executed a term sheet with an investor in the amount of $1 million. As of December 31, 2006 the Company did not conclude the transaction with the investor.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Going Concern

We are assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses of $3,154,234 for the year ended December 31, 2006, compared to a net operating loss of $5,174,926 for the year ended December 31, 2005. At December 31, 2006, the Company's accumulated deficit was $12,378,048, its working capital deficiency was $2,590,315 and approximately 96% of its assets consist of deferred royalties. Additionally, for the year ended December 31, 2006, we had negative cash flows from operating activities of $1,432,370. Since our inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business may require additional capital. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Currently, the Company is aggressively attempting to increase revenues and improve profit margins by implementing a revised sales strategy. In principle, the Company is redirecting its sales focus from direct sales to companies using an internal sales force, to selling through a distribution channel of Value Added Resellers and Original Equipment Manufacturers. The profit margin from this approach is more lucrative than selling direct due to the increase in sales volume. This revised sales approach should increase the Company’s sales and revenues in order to mitigate future losses. In addition, management has raised funds through convertible debt instruments and the sale of equity in order to alleviate the working capital deficiency. Through the utilization of the public capital markets, the Company plans to raise the funds necessary to continue to expand and enhance its growth; however, there can be no assurance that we will be able to increase revenues or raise additional capital. In May 2006, the Company executed a term sheet with an investor in the amount of $1 million. As of December 31, 2006 the Company did not conclude the transaction with the investor. The Company is currently in negotiations with other investors to conclude the necessary working capital needs of the Company.

Our management expects cash flows from operating activities to improve by the end of 2007, primarily as a result of an increase in sales, and plans to raise financing through various methods to achieve the business plans, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional financing when required, we may have to modify, delay or abandon some or all of our business and expansion plans.

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

We review the terms of convertible debt and equity instruments that we issue to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. When the risks and rewards of any embedded derivative instrument are not “clearly and closely” related to the risks and rewards of the host instrument, the embedded derivative instrument is generally required to be bifurcated and accounted for separately. If the convertible instrument is debt, or has debt-like characteristics, the risks and rewards associated with the embedded conversion option are not “clearly and closely” related to that debt host instrument. The conversion option has the risks and rewards associated with an equity instrument, not a debt instrument, because its value is related to the value of our common stock. Nonetheless, if the host instrument is considered to be “conventional convertible debt” (or “conventional convertible preferred stock”), bifurcation of the embedded conversion option is generally not required. However, if the instrument is not considered to be conventional convertible debt (or conventional convertible preferred stock), bifurcation of the embedded conversion option may be required in certain circumstances. Generally, where the ability to physical or net-share settle the conversion option is deemed to be not within our control, the embedded conversion option is required to be bifurcated and accounted for as a derivative financial instrument liability.

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

Revenue Recognition

Sales transactions are recorded automatically and posted to the general ledger from the invoice produced when shipment of the product is completed. Invoices and sales returns are reconciled monthly. Each customer completes a credit application and a credit check is completed before credit is granted. Credit terms vary between thirty (30) and sixty (60) days and are dependent on the size and location of the customer and the agreement with the individual customer. The sales transaction is recorded when the product is delivered to the customer.

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

The adoption of SFAS No. 123R decreased the Company’s year ended 2006 reported operating income and net income by $165,255. The expense is classified as selling, general and administrative expense on the statement of operations.

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 156”), that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of SFAS 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if practicable. Subsequent to initial recognition, the Company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. The Company will adopt SFAS 156 in fiscal year 2007. The adoption of this Statement is not expected to have a material effect on the Company’s financial condition and results of operations.

In April 2006, the FASB issued FSP FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46R” which requires the variability of an entity to be analyzed based on the design of the entity. The nature and risks in the entity, as well as the purpose for the entity’s creation are examined to determine the variability in applying FIN 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). The variability is used in applying FIN 46R to determine whether an entity is a variable interest entity, which interests are variable interests in the entity, and who is the primary beneficiary of the variable interest entity. This statement is effective for all reporting periods beginning after June 15, 2006. Management does not expect this statement to have a significant impact on the Company’s financial condition and results of operations.

In July 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to SFAS 109. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, “Accounting for Contingencies”. The Company will adopt the provisions of this statement on July 1, 2007. The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings on July 1, 2007. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157").  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In September 2006, FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

The Company does not believe that any other of the recently issued and adopted, but not yet effective, accounting standards would have a material effect on the accompanying financial statements.

ITEM 7. FINANCIAL STATEMENTS

Please see pages F-1 through F-33.

STRIKEFORCE TECHNOLOGIES, INC.
INDEX TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Contents

Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm	F-3

Balance Sheet at December 31, 2006	F-4

Statements of Operations for the Years Ended December 31, 2006 and 2005	F-5

Statements of Stockholders’ Deficiency for the Years Ended December 31, 2006 and 2005	F-6 to F-7

Statements of Cash Flows for the Years Ended December 31, 2006 and 2005	F-8

Notes to the Financial Statements	F-9 to F-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

StrikeForce Technologies, Inc.
Edison, New Jersey

We have audited the accompanying statements of operations, stockholders' equity and cash flows of StrikeForce Technologies, Inc. (the "Company") for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has experienced recurring losses, has a working capital deficiency and has deminimus revenues. The Company is working on various alternatives to improve the Company's liquidity to support operations. Absent the successful completion of one of these alternatives, the Company's operating results will increasingly become uncertain. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Very truly yours,

MASSELLA & ASSOCIATES, CPA, PLLC
Syosset, New York
April 20, 2006, except for Notes 14 and 15, as to which the date is June 6, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

StrikeForce Technologies, Inc.
Edison, New Jersey

We have audited the accompanying statements of operations, stockholders' equity and cash flows of StrikeForce Technologies, Inc. (the "Company") for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has experienced recurring losses, has a working capital deficiency and has deminimus revenues. The Company is working on various alternatives to improve the Company's liquidity to support operations. Absent the successful completion of one of these alternatives, the Company's operating results will increasingly become uncertain. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Very truly yours,

MASSELLA & ASSOCIATES, CPA, PLLC
Syosset, New York
April 20, 2006, except for Notes 14 and 15, as to which the date is June 6, 2006.

STRIKEFORCE TECHNOLOGIES, INC.
BALANCE SHEET
DECEMBER 31, 2006

ASSETS

Current Assets:
Cash and cash equivalents	$7,455
Accounts receivable	19,076
Current portion of deferred royalties	303,834
Prepaid expenses and other current assets	21,593
Total current assets	351,958

Property and equipment, net	27,372
Deferred royalties	1,721,728
Website development cost, net	8,170
Patents	4,329
Security deposit	8,684
Total Assets	$2,122,241

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Current portion of convertible notes payable	$33,000
Convertible notes payable - related parties	478,000
Notes payable	250,000
Notes payable - related parties	629,000
Capital leases payable	39,901
Accounts payable	713,269
Accrued expenses	686,372
Payroll taxes payable	53,374
Due to employees	59,357
Total current liabilities	2,942,273

Secured convertible notes payable, net of discount of $26,585	1,263,291
Derivative financial instruments	320,590
Convertible notes payable, net of discount of $72,602	887,398
Total Liabilities	5,413,552

Commitments and contingencies

Stockholders' Deficiency
Preferred stock at $0.10 par value; 10,000,000 shares authorized;
none issued and outstanding	-
Common stock at $0.0001 par value; 100,000,000 shares authorized;
28,844,494 shares issued and outstanding	2,884
Additional paid-in capital	9,083,853
Accumulated deficit	(12,378,048)
Total Stockholders' Deficiency	(3,291,311)
Total Liabilities and Stockholders' Deficiency	$2,122,241

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

Revenues	$338,445	$30,532

Cost of sales	91,468	15,232

Gross profit	246,977	15,300

Operating expenses:
Selling, general and administrative expenses	3,506,693	3,549,749
Research and development	359,900	368,331
Total operating expenses	3,866,593	3,918,080

Loss from operations before other (income) expense	(3,619,616)	(3,902,780)

Other (income) expense:
Interest expense	31,054	34,380
Financing expense	828,795	407,999
Derivative instruments (income) expense, net	(1,325,231)	829,767
Total other (income) expense	(465,382)	1,272,146

Net loss	$(3,154,234)	$(5,174,926)

Net loss per common share - basic and diluted	$(0.14)	$(0.29)

Weighted average number of common shares outstanding - basic and diluted	23,182,544	17,561,732

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Date	Shares	Amount	Capital	Deficit	(Deficiency)

Balance at December 31, 2004		17,160,313	$1,716	$6,165,961	$(4,048,888)	$2,118,789

Sale of shares of common stock	Jan-05	95,209	10	68,540	-	68,550

Issuance of shares of common stock for consulting services	Mar-05	33,333	3	29,997	-	30,000

Issuance of shares of common stock for financing expense relating to
secured debentures	Apr-05	150,000	15	134,985	-	135,000

Issuance of shares of common stock for consulting services	Jul-05	100,000	10	89,990	-	90,000

Issuance of stock options for recruiting fees	Jul-05	-	-	4,160	-	4,160

Sale of shares of common stock	Aug-05	51,112	5	45,995	-	46,000

Issuance of warrants in connection with convertible notes	Aug-05	-	-	3,706	-	3,706

Sale of shares of common stock	Sep-05	67,223	7	60,493	-	60,500

Issuance of warrants in connection with convertible notes	Sep-05	-	-	253	-	253

Sale of shares of common stock	Oct-05	342,000	34	277,766		277,800

Issuance of shares of common stock for consulting services	Oct-05	10,000	1	8,999		9,000

Issuance of warrants in connection with consulting services	Oct-05	-	-	149,120	-	149,120

Sale of shares of common stock	Nov-05	55,558	6	49,994		50,000

Sale of shares of common stock	Dec-05	382,002	38	343,762		343,800

Issuance of shares of common stock for consulting services	Dec-05	7,500	1	6,749		6,750

Issuance of warrants in connection with convertible notes	Dec-05	-	-	2,423	-	2,423

Revaluation of stock options granted for future royalties	Dec-05	-	-	(116,402)	-	(116,402)

Net loss		-	-	-	(5,174,926)	(5,174,926)

Balance at December 31, 2005		18,454,250	$1,846	$7,326,491	$(9,223,814)	$(1,895,477)

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficiency
Balance at December 31, 2005	18,454,250	$1,846	$7,326,491	$(9,223,814)	$(1,895,477)

Sale of shares of common stock including warrants	883,768	88	196,912	-	197,000

Issuance of shares of common stock from conversions of	5,906,547	591	682,487	-	683,078
notes payable and accrued interest

Issuance of shares of common stock for consulting services	1,341,929	134	290,709	-	290,843

Issuance of shares of common stock for financing	2,258,000	225	200,625	-	200,850

Issuance of warrants in connection with convertible notes payable	-	-	121,224	-	121,224

Issuance of warrants in connection with consulting services	-	-	131,536	-	131,536

Repricing of warrants issued in connection with consulting services	-	-	186,800	-	186,800

Revaluation of stock options granted for future royalties	-	-	(218,186)	-	(218,186)

Employee stock option compensation	-	-	165,255	-	165,255

Net loss	-	-	-	(3,154,234)	(3,154,234)

Balance at December 31, 2006	28,844,494	$2,884	$9,083,853	$(12,378,048)	$(3,291,311)

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(3,154,234)	$(5,174,926)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	22,602	27,072
Amortization of deferred financing costs	216,609	153,614
Professional fees paid through issuance of common stock, options and warrants	609,179	473,717
Amortization of discount on convertible notes	641,093	358,970
Amortization of deferred royalties	319,057	484,647
Recruiting fees paid through issuance of stock options	-	4,160
Mark to market on derivative financial instruments expense	(1,325,231)	829,767
Employee stock option compensation	165,255	-
Changes in assets and liabilities affecting operations:
Accounts receivable	(17,193)	10,815
Prepaid expenses and other current assets	3,855	(27,487)
Accounts payable	507,615	83,922
Accrued expenses	556,586	(5,104)
Payroll taxes payable	(4,800)	5,245
Due to employees	27,237	28,130
Net cash used in operating activities	(1,432,370)	(2,747,458)

Cash flows from investing activities:
Investment in website	(7,770)	-
Purchases of property and equipment	(5,275)	(28,942)
Net cash used in investing activities	(13,045)	(28,942)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	197,000	846,650
Proceeds from convertible notes payable	450,000	1,760,000
Proceeds from convertible notes payable - related parties	113,000	217,000
Proceeds from notes payable	250,000	-
Proceeds from notes payable - related parties	447,000	48,000
Payments on convertible notes payable - related parties	(62,500)	(37,000)
Payments on notes payable - related parties	(7,000)	(62,700)
Payments on capital leases	(11,724)	(22,201)
Net cash provided by financing activities	1,375,776	2,749,749

Net decrease in cash	(69,639)	(26,651)

Cash and cash equivalents at beginning of year	77,094	103,745

Cash and cash equivalents at end of year	$7,455	$77,094

Supplemental disclosure of cash flow information:
Interest expense	$31,054	$34,380
Income taxes	$-	$-

Supplemental schedule of non-cash activities:
Revaluation of stock options issued for deferred royalties	$218,186	$116,400
Issuance of convertible note for consulting services	$-	$33,000
Issuance of shares of common stock for services to be provided	$-	90,000
Issuance of shares of common stock in connection with notes payable	$166,100	$-
Issuance of warrants in connection with notes payable	$121,222	$6,381
Conversion of convertible promissory notes payable into common stock	$335,166	$-
Services to be provided for common stock to be issued	$-	$36,400
Net increase in discount on notes payable	$-	$797,119
Conversion of accrued interest into convertible note	$-	$24,876

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 1 - NATURE OF OPERATIONS

StrikeForce Technical Services Corporation was incorporated in August 2001 under the laws of the State of New Jersey. On September 3, 2004, the stockholders approved an amendment to the Certificate of Incorporation to change the name to StrikeForce Technologies, Inc. (the “Company”). Prior to December 2002, the Company was a reseller of computer hardware, software products, and telecommunications equipment and services. In December 2002, the Company began to acquire the rights to intangible technology, which upon the consummation changed the direction of the Company’s business. The Company is a software development and services company. The Company owns the exclusive right to license and develop various identification protection software products that were developed to protect computer networks from unauthorized access and to protect network owners and users from identity theft. The Company has developed a suite of products based upon the licenses and the Company is seeking to commercially exploit the products in the areas of eCommerce, corporate, government and consumer sectors. The technology developed by the Company and used in the Company’s ProtectID™ and GuardedID® products is the subject of two pending patent applications. The Company’s firewall product, which is in the research and design phase, is the subject of a pending provisional patent application. A fourth patent application relating to the Company’s ProtectID™ product was combined into the first ProtectID™ pending patent application and was allowed to lapse. The Company’s operations are based in Edison, New Jersey.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Significant estimates include, but are not limited to, the estimated useful lives of property and equipment and website development costs. Actual results could differ from those estimates.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

Cash and cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Accounts receivable

Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts and sales returns. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in general and administrative expenses.

Outstanding account balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. To date, the Company has not charged off any balances as it has yet to exhaust all means of collection. There were no allowances for doubtful accounts at December 31, 2006.

Property and equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives. Leasehold improvements, if any, are amortized on a straight-line basis over the lease period or the estimated useful life, whichever is shorter. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

Deferred royalties

Deferred royalties represent stock based compensation paid by the Company for certain licenses that have been capitalized. Such licenses are utilized in connection with the Company’s operations.

Website development cost

Website development cost is stated at cost less accumulated amortization. The cost of the website development is amortized on a straight-line basis over its estimated useful life of three years.

Patents

All costs incurred to the point when a patent application is to be filed are expensed as incurred as research and development cost. Patent application costs, generally legal costs, thereafter incurred are capitalized. Patents are amortized over the expected useful lives of the patents, which is generally 17 to 20 years for domestic patents and 5 to 20 years for foreign patents, once the patents are granted or are expensed if the patent application is rejected. The costs of defending and maintaining patents are expensed as incurred. As of December 31, 2006, the Company capitalized $4,329 in patents application costs as incurred and did not amortize due to the fact that the patents application is still pending.

Impairment of long-lived assets

Long-lived assets, which include property and equipment, deferred royalties, website development cost and patents, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable or the useful life is shorter than originally estimated.

The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives. At December 31, 2006, the Company determined that there was no impairment based on management’s evaluation.

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash, trade accounts receivable, prepayments, notes payable, capital leases payable, accounts payable, accrued expenses, payroll taxes payable and due to employees, approximate their fair values because of the short maturity of these instruments and market rates of interest.

Income taxes

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes” (“SFAS 109”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Discount on debt

The Company has allocated the proceeds received from convertible debt instruments between the underlying debt instruments and has recorded the conversion feature as a liability in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and related interpretations. The conversion feature and certain other features that are considered embedded derivative instruments, such as a conversion reset provision, a penalty provision and redemption option, have been recorded at their fair value within the terms of SFAS 133 as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown on the Statement of Operations. The Company has also recorded the resulting discount on debt related to the warrants and conversion feature and is amortizing the discount using the effective interest rate method over the life of the debt instruments.

 Derivatives

The Company accounts for derivatives in accordance with SFAS No. 133 and the related interpretations. SFAS 133, as amended, requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation. At December 31, 2006, the Company had not entered into any transactions which were considered hedges under SFAS 133.

Financial instruments

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under SFAS 133 and related interpretations including EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" (“EITF 00-19”). The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

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

Revenue recognition

The Company’s revenues are derived principally from the sale and installation of its various identification protection software products and related hardware and services. The Company recognizes revenue when it is realized or realizable and earned less estimated future returns. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the product has been shipped or the services have been rendered to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue:

Hardware - Revenue from hardware sales is recognized when the product is shipped to the customer and there are either no unfulfilled Company obligations or any obligations that will not affect the customer's final acceptance of the arrangement. Any cost of these obligations is accrued when the corresponding revenue is recognized. For the years ended December 31, 2006 and 2005, total hardware revenues for products shipped or delivered were $78,970 (which accounted for 23% of total revenues) and $8,884 (which accounted for 29% of total revenues), respectively. There were no revenues from fixed price long-term contracts.

Software - Revenue from delivered elements of one-time charge licensed software is recognized at the inception of the license term, provided the Company has vendor-specific objective evidence of the fair value of each delivered element. Revenue is deferred for undelivered elements. The Company recognizes revenue from the sale of software licenses, when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured. Delivery generally occurs when the product is delivered to a common carrier. The Company assesses collection based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. The Company does not request collateral from customers. If the Company determines that collection of a fee is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. Revenue from monthly software licenses is recognized on a subscription basis. For the years ended December 31, 2006 and 2005, total software revenues for software shipped or delivered were $17,625 (which accounted for 5% of total revenues) and $5,500 (which accounted for 18% of total revenues), respectively.

Services - Revenue from time and service contracts is recognized as the services are provided. The Company offers an Application Service Provider hosted service whereby customer usage transactions are invoiced monthly on a cost per transaction basis. The service is sold via the execution of a Service Agreement between the Company and the customer. Initial set-up fees are recognized upon completion of service. For the years ended December 31, 2006 and 2005, total revenues for services provided were $241,850 (which accounted for 72% of total revenues) and $16,148 (which accounted for 53% of total revenues), respectively.

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

Stock based compensation

Prior to January 1, 2006, the Company accounted for its stock based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). In accordance with APB 25, no stock-based compensation cost was reflected in the Company’s prior year net loss for grants of stock options to employees because the Company granted stock options with an exercise price equal to the market value of the stock on the date of grant.

Had the Company used the fair value based accounting method for stock compensation expense prescribed by SFAS 123 and SFAS 148 for the year ended December 31, 2005, the Company’s net loss and net loss per common share would have been reduced to the pro-forma amounts illustrated as follows:

	2005
Net loss, as reported		$(5,174,926)
		488,807
Stock based compensation cost included in the determination of net income as reported
Stock-based compensation cost determined under the fair value method		(666,472)

Pro forma net loss		$(5,352,591)
Net loss per common share:	$ $	(0.29 (0.31	) )
Basic and diluted - as reported Basic and diluted - pro forma

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective method. Under this method, compensation cost in the first quarter of 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the revised provisions of SFAS 123R. Before adoption of SFAS 123R, pro forma disclosures reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2006	2005

Risk-free interest rate	3.1% - 5.2%	3.1% - 4.7%
Dividend yield	0.00%	0.00%
Expected volatility	6% - 169%	6% - 29%
Expected option life	5 - 10 years	5 - 10 years

The expected life of the options has been determined using the simplified method as prescribed in SEC Staff Accounting Bulletin No. 107 (“SAB 107”). Results of prior periods do not reflect any restated amounts and the Company had no cumulative effect adjustment upon adoption of SFAS 123R under the modified prospective method. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises.

The adoption of SFAS 123R increased the Company’s reported operating loss and net loss by $165,255 for the year ended December 31, 2006. The expense is classified as selling, general and administrative expense on the statement of operations.

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

Software development costs

Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life. To date, all costs have been accounted for as research and development costs and no software development cost has been capitalized. Total research and development costs for the years ended December 31, 2006 and 2005 were $359,900 and $368,331, respectively.

Net loss per common share

Net loss per common share is computed pursuant to SFAS No. 128, “Earnings Per Share”. Basic loss per share is computed by taking net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt, which excludes 6,344,553 shares of stock options, 3,487,612 shares of common stock issuable under warrants and 1,091,450 shares of common stock issuable under the conversion feature of the convertible notes payable for the year ended December 31, 2006. These potential shares of common stock were not included as it was anti-dilutive.

 New accounting pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). This statement amends SFAS 133 to permit fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation. This statement also eliminates the interim guidance in SFAS 133 Implementation Issue D-1, which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS 133. Finally, this statement amends SFAS 140 to eliminate the restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. This statement is effective for all financial instruments acquired or issued in first fiscal years beginning after September 15, 2006. Management believes the adoption of SFAS 155 will not have any impact on the Company’s financial condition and results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 156”), that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of SFAS 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if practicable. Subsequent to initial recognition, the Company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. The Company will adopt SFAS 156 in fiscal year 2007. The adoption of this Statement is not expected to have a material effect on the Company’s financial condition and results of operations.

In April 2006, the FASB issued FSP FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46R” which requires the variability of an entity to be analyzed based on the design of the entity. The nature and risks in the entity, as well as the purpose for the entity’s creation are examined to determine the variability in applying FIN 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). The variability is used in applying FIN 46R to determine whether an entity is a variable interest entity, which interests are variable interests in the entity, and who is the primary beneficiary of the variable interest entity. This statement is effective for all reporting periods beginning after June 15, 2006. Management does not expect this statement to have a significant impact on the Company’s financial condition and results of operations.

In July 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to SFAS 109. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, “Accounting for Contingencies”. The Company will adopt the provisions of this statement on July 1, 2007. The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings on July 1, 2007. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157").  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In September 2006, FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 -  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $12,378,048 and a working capital deficiency of $2,590,315 at December 31, 2006 and had a net loss and cash used in operations of $3,154,234 and $1,432,370 in 2006, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

While the Company is attempting to produce sufficient sales, the Company’s cash position may not be sufficient to support the Company’s daily operations. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to produce sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

NOTE 4 -  PREPAID EXPENSES AND OTHER CURRENT ASSETS

At December 31, 2006, prepaid expenses and other current assets consisted of the following:

Prepaid expenses	$19,293
Other receivables	2,300
Total	$21,593

NOTE 5 -  PROPERTY AND EQUIPMENT

At December 31, 2006, property and equipment consisted of the following:

Computer equipment	$61,474
Computer software	11,812
Furniture and fixtures	10,157
Office equipment	15,906
99,349
Less: accumulated depreciation and amortization	(71,977)
$27,372

Depreciation and amortization expense for the years ended December 31, 2006 and 2005 amounted to $17,955 and $23,593, respectively.

NOTE 6 - DEFERRED ROYALTIES

On September 11, 2003, the Company signed an Asset Purchase Agreement with NetLabs. The Agreement required the Company to pay NetLabs a royalty of 10% of the net revenues received by the Company on sales of the software products, as defined in the Agreement. The royalties would apply to net revenues received during a period of five years beginning September 11, 2003 and continuing through August 31, 2008. The Agreement was amended on September 2, 2004 and made effective as of its original effective date to extend the royalty period from five years to ten years, through August 31, 2013. In February 2006, the Agreement was further amended in order to provide clarity to the original Agreement by revising its title to “Royalty Agreement” whereby NetLabs has taken all measures required to provide the Company with the exclusive rights to the intellectual property related to the patents pending for its “Out-of-Band” technology and firewall solutions, while clarifying that NetLabs still retains ownership.

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

Measurement is based upon the Black-Scholes Model using the following assumptions:

	December 31, 2005	March 31, 2006	December 31, 2006
Market share price	$0.90	$0.22	$0.12
Expected volatility	29.00%	146.00%	152.00%
Risk-free interest rate	4.35%	4.82%	4.96%
Expected life	5 years	5 years	5 years

As of December 31, 2006 the options to purchase 2,530,000 shares that vested at September 11, 2004 are valued (as fixed) at $1,066,395, the options to purchase 2,530,000 shares that vested at September 11, 2005 are valued (as fixed) at $1,529,132, and the options to purchase the final 2,540,000 shares (which vested on September 11, 2006) are valued at December 31, 2006 at $264,160. The total value of the deferred royalties, net of accumulated amortization of $834,125, is $2,025,562. The deferred royalties are being amortized over the term of the original NetLabs Agreement (10 years) which will terminate on August 31, 2013. For the years ended December 31, 2006 and 2005, $319,057 and $484,647 of royalties were expensed, respectively.

The following table summarizes the annual amounts of these fees that are amortized to general and administrative expenses over the next five (5) years and thereafter.

2007	$303,834
2008	303,834
2009	303,834
2010	303,834
2011 and beyond	810,226
Total deferred royalties	2,025,562
Less current portion	(303,834)
Deferred royalties, net of current portion	$1,721,728

NOTE 7 -  WEBSITE DEVELOPMENT COST

At December 31, 2006, website development cost, less accumulated amortization consisted of the following:

Website development cost	$21,196
Less: accumulated amortization	(13,026)
$8,170

Amortization expense for the years ended December 31, 2006 and 2005 amounted to $4,647 and $3,478, respectively.

The following table summarizes the annual amounts of website development cost that are amortized to general and administrative expenses over the next three (3) years:

2007	$4,159
2008	2,590
2009	1,421
$8,170

NOTE 8 -  CONVERTIBLE NOTES PAYABLE

In January 2005, the Company executed an 8% convertible debenture in the amount of $125,000 with an investor. The holder has the option, to convert the debenture plus accrued interest, into shares of the Company’s common stock at the price of $0.90 per share. If not converted, the entire principal amount and all accrued interest shall be due on the first year anniversary of the debenture. In March 2006, the Company extended the maturity date of the convertible debenture to January 26, 2007. In January 2007, the Company extended the maturity date of the convertible debenture to January 26, 2008. This note is included in long term liabilities on the balance sheet at December 31, 2006. In connection with the extensions, the Company issued the investor 45,000 warrants with an exercise price of $0.20 per share and an expiration date of January 26, 2009, relating to the first extension, and 100,000 restricted shares of the Company’s common stock at $0.05 per share, relating to the second extension. The fair value of the warrants issued using the Black-Scholes Option Pricing Model was $4,390. For the year ended December 31, 2006, the Company recorded $3,415 in financing expense related to the issuance of these warrants.

In March 2005, the Company executed an 8% convertible debenture in the amount of $235,000 with an investor group. The holder is entitled, at its option, to convert, the debenture, plus accrued interest, into shares of the Company’s common stock at $0.90 per share. If not converted, the entire principal amount and all accrued interest shall be due to the holder on the third year anniversary of the debenture.

In June 2005, the Company executed a non-interest bearing convertible note in the amount of $33,000 with a public relations firm for services rendered. The holder is entitled, at its option, to convert, the debenture into shares of the Company’s common stock at $0.90 per share. If not converted, the entire principal amount shall be due to the holder on the first year anniversary of the note. This note is included in current liabilities on the balance sheet at December 31, 2006. In January 2007, the Company and the public relations firm reached an informal agreement whereby the Company has agreed to make periodic payments in order to repay the note in full by June 30, 2007.

In June 2005, the Company executed an 8% convertible debenture in the amount of $10,000 with an individual. The holder is entitled, at its option, to convert, the debenture, plus accrued interest, into shares of the Company’s common stock at $0.90 per share. If not converted, the entire principal amount and all accrued interest shall be due to the holder on the third year anniversary of the debenture.

In July 2005, the Company executed 8% convertible debentures aggregating $140,000 with four individuals. Each holder is entitled, at its option, to convert, the debenture, plus accrued interest, into shares of the Company’s common stock at $0.90 per share. If not converted, the entire principal amount and all accrued interest shall be due to the holder on the third year anniversary of the debentures.

In March 2006, the Company executed an 8% convertible promissory note in the amount of $100,000 with an individual. The holder is entitled, at its option, to convert the debenture, plus accrued interest, into shares of the Company’s common stock at the price of $0.90 per share. If not converted, the entire principal amount and all accrued interest shall be due to the holder on the second year anniversary of the debenture. In connection with the convertible promissory note payable, the Company issued to the individual an aggregate of 66,667 warrants with an exercise price of $0.55 per share. These warrants are exercisable for a period of two years from issuance. The fair value of all the warrants issued using the Black-Scholes Option Pricing Model was $12,300. For the year ended December 31, 2006, the Company recorded $5,125 in financing expense related to the issuance of these warrants.

In June 2006, the Company executed a 9% convertible promissory note in the amount of $200,000 with an individual. The holder is entitled, at its option, to convert the debenture, plus accrued interest, into shares of the Company’s common stock at $0.14 per share. If not converted, the entire principal amount and all accrued interest shall be due to the holder on the third year anniversary of the debenture. In connection with the convertible promissory note payable, the Company issued to the individual an aggregate of 400,000 warrants with an exercise price of $0.25 per share. These warrants are exercisable for a period of five years from issuance. The fair value of the warrants issued using the Black-Scholes Option Pricing Model was $36,960. For the year ended December 31, 2006, the Company recorded $7,187 in financing expense related to the issuance of these warrants.

In September 2006, the Company executed a 9% convertible promissory note in the amount of $150,000 with an individual. The holder is entitled, at its option, to convert, the debenture, plus accrued interest, into shares of the Company’s common stock at $0.10 per share. If not converted, the entire principal amount and all accrued interest shall be due to the holder on the third year anniversary of the debenture. In connection with the convertible promissory note payable, the Company issued to the individual 562,500 warrants with an exercise price of $0.16 per share. These warrants are exercisable for a period of five years from issuance. The fair value of all the warrants issued using the Black-Scholes Option Pricing Model was $39,600. For the year ended December 31, 2006, the Company recorded $4,400 in financing expense related to the issuance of these warrants.

Financing expense for the convertible notes payable for the years ended December 31, 2006 and 2005 was $60,814 and $29,083, respectively.

NOTE 9 -  CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

Convertible notes payable - related parties at December 31, 2006, consisted of convertible promissory notes that the Company executed with the Chief Executive Officer (“CEO”), the Vice President of Technical Services (“VPTS”), relatives of a former officer of the Company, a relative of the Chief Financial Officer, the President, a Software Developer who is also a relative of the Chief Technology Officer and the Office Manager.

The terms of the convertible promissory notes state that principal is payable in full in immediately available funds of $1,000,000 or more through any sales or investment. With the exception of the notes issued to the CEO, all of the notes bear interest at a rate of prime, which was posted as 8.25% on December 31, 2006 by the Wall Street Journal print edition, plus 2%, prime plus 4%, a straight 8% per year or a straight 21.90% per year. The notes issued to the CEO bear interest equal to the CEO’s private banking account monthly lending rate ranging between 8.625% and 11.00%. In September 2006, the variable interest rate for the notes issued to the CEO was revised to a fixed rate of 8%, effective August 1, 2006.

Interest is payable at such time as the principal on the note is due. Each individual shall have the right to convert the then outstanding principal amount, and all accrued interest thereon, into shares of the common stock of the Company, determined by dividing the amount of principal and interest then outstanding by a conversion price of either $0.75 or $1.00, depending on the note.

In November 2004, the Company received $50,000 from three individuals who are relatives of a former officer of the Company for three convertible promissory notes. The notes were due on April 30, 2006 and bear interest at prime, which was posted as 7.75% on April 30, 2006 by the Wall Street Journal print edition, plus 2% per year. The notes were repaid in full with interest in May 2006, June 2006 and June through September 2006, respectively. There were no late payment penalty fees.

In August, September and December 2005, the Company executed 8% convertible promissory notes in the amounts of $10,000, $5,000 and $10,000 with a relative of the Chief Technology Officer. On October 17, 2005, the related party became an employee of the Company. The notes, originally payable on December 31, 2005, were extended to May 31, 2007.

In August 2005, the Company executed an 8% convertible promissory note in the amount of $50,000 with its President. The note, originally payable on December 31, 2005 was extended to May 31, 2007.

In September 2005, the Company executed an 8% convertible promissory note in the amount of $5,000 with a relative of the Chief Financial Officer. The note, originally payable on December 31, 2005 was extended to May 31, 2007.

In December 2005, the Company executed an 8% convertible promissory note in the amount of $10,000 with its Office Manager. The note, originally payable on December 31, 2006 was extended to April 15, 2007.

In January 2006, the Company executed an 8% convertible promissory note in the amount of $70,000 with its Office Manager. The note, originally payable on June 30, 2006 was partially repaid in the amount of $10,000 in June 2006 and $2,500 in August 2006 and the maturity date of the balance of the note was extended to April 15, 2007.

In March 2006, the Company executed an 8% convertible promissory note in the amount of $5,000 with one of its software developers and the wife of the CTO. The note, originally payable on December 31, 2006 was extended to May 31, 2007.

At December 31, 2006, the Company has two convertible notes with its VPTS that had maturity dates of December 31, 2005. The first note is for $50,000 and bears interest at prime, which was posted as 8.25% on December 31, 2006 by the Wall Street Journal print edition, plus 2% per annum. The second note is for $7,500 and bears interest at prime plus 4% per annum. In September 2006, the maturity date of both notes was extended to May 31, 2007.

At December 31, 2006, the Company has six convertible notes payable aggregating $268,000 with its CEO. All the convertible notes bear interest equal to the CEO’s private banking account monthly lending rate and are convertible into the Company’s common stock at a price of $0.75 or $1.00 per share. The maturity date of four of the notes, aggregating $230,000, of December 31, 2005 was extended to May 31, 2007. The remaining two notes in the amounts of $10,000 and $28,000 were executed in January 2006 and February 2006, respectively. The notes, originally payable on December 31, 2005 were extended to May 31, 2007. For the seven months ended July 31, 2006, the interest rate ranged between 8.625% and 11% per annum. In September 2006, the interest rate was revised to a fixed rate of 8%, per annum, effective August 1, 2006.

In connection with several of the convertible notes payable, the Company issued warrants exercisable in the aggregate into 80,500 shares of the Company’s common stock at an exercise price of $1.00 per share to the note holders. The warrants were issued at the ratio of one warrant for each $10 of convertible note payable. These warrants are exercisable for a period of ten years from issuance. The fair value of all the warrants issued using the Black-Scholes Option Pricing Model was $21,339. For the years ended December 31, 2006 and 2005, the Company recorded $5,107 and $11,951, respectively, in financing expense related to the issuance of these warrants.

At December 31, 2006, accrued interest due for the convertible notes - related parties was $44,942 and is included in accrued expenses in the accompanying balance sheet. Financing expense for convertible notes payable - related parties for the years ended December 31, 2006 and 2005 was $44,182 and $24,263, respectively.

NOTE 10 -  NOTES PAYABLE

In May 2006, the Company sold a unit to Cornell Capital Partners, LP (“Cornell”) consisting of a 9% promissory note payable in the amount of $100,000 and 200,000 shares of the Company’s common stock. The principal due shall be payable in full in immediately available funds of $200,000 or more through any funding transaction, even if the funding is with Cornell, or by August 28, 2006. Because the note was not fully repaid within a twenty (20) day grace period after the maturity date, the remaining outstanding principal and accrued and unpaid interest is convertible into shares of common stock of the Company at the sole option of Cornell, at a conversion price equal to the lesser of (a) $0.22 or (b) ninety percent (90%) of the lowest Volume Weighted Average Price, as defined, of the common stock during the thirty (30) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP. The Company paid a placement agent fee of $7,000 relating to the promissory note.

For the year ended December 31, 2006, the Company expensed $28,000 of financing expenses related to the issuance of the shares.

In July 2006, the Company sold a total of six units to six individuals, with each unit consisting of a 12% promissory note payable in the amount of $25,000 and 250,000 shares of the Company’s common stock for a total of $150,000 and 1,500,000 shares of common stock. The principal shall be payable in full by January 10, 2007. Per the terms of the notes, if any of the notes are deemed unenforceable, then the remaining outstanding principal and accrued interest shall be convertible into shares of common stock of the Company at the sole option of the note holder, at a conversion price equal to $0.085 per share, in addition to any other remedies or enforcement actions that the note holder may take to enforce collection of the note. Six months of prepaid interest, for a total of $9,000, was due at closing, of which $6,750 was withheld by the escrow agent and $2,250 was paid directly to the note holder by the Company. The Company paid a placement agent fee of $15,000 and issued 150,000 shares of the Company’s common stock, in August 2006, relating to the promissory notes. In addition, the Company paid an escrow agent fee of $3,000 and a due diligence fee of $7,500 plus 50,000 shares of the Company’s common stock issued to the placement agent in July 2006 in connection with the promissory notes. All of the Company’s shares of common stock issued in relation to the promissory notes have Rule 144 piggyback registration rights. In January 2007, the Company extended the maturity date of five of the promissory notes, totaling $100,000, to March 10, 2007, inclusive of a ten day grace period. In connection with the extensions, the Company has agreed to increase the interest rate of the promissory notes to 20% per annum and the Company has issued to the note holders 100,000 shares of the Company’s common stock at $0.045 per share. Additionally, the Company issued 10,000 shares of the Company’s common stock at $0.045 per share to the placement agent. The note holders and the placement agent are entitled to the aforementioned issuances on a pro-rated basis for every month that the notes are extended. The Company paid $500 to the placement agent’s attorney for document review related to the extensions. The remaining promissory note in the amount of $50,000 was paid in full in February 2007. All of the Company’s shares of common stock issued in relation to the extensions have Rule 144 piggyback registration rights.

For the year ended December 31, 2006, the Company expensed $144,500 of financing expenses related to the issuance of the shares.

In October 2006, the Company executed a 15% promissory note in the amount of $190,000 with an unrelated party. In October, the Company received $100,000 in funds related to the note. The balance of $90,000 was received in November 2006. As consideration for the loan, the Company paid the lender’s legal fee of $2,500 and issued 50,000 shares of common stock, valued at $1,750, to a relative of the lender, in October 2006. The Company’s shares of common stock issued in relation to the promissory note have Rule 144 piggyback registration rights. In December 2006, the note was paid in full including interest. For the year ended December 31, 2006, the Company recorded $1,750 in financing expenses related to the issuance.

Interest and financing expense for notes payable for the year ended December 31, 2006 was approximately $191,325.

NOTE 11 -  NOTES PAYABLE - RELATED PARTIES

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

Notes payable - related parties at December 31, 2006 consisted of the following:

Eight notes payable with its CEO aggregating $597,000:

•
Three notes, aggregating $189,000, having maturity dates of December 31, 2005 with interest at a per annum rate equal to the CEO’s private account monthly lending rate were extended to March 31, 2006. In September 2006, the maturity dates of the notes were extended to March 31, 2007 and the interest rate was revised to a fixed rate of 8%, effective August 1, 2006. The notes have been extended to May 31, 2007.

•
Two notes, aggregating $160,000 having maturity dates of May 13, 2006 for the $150,000 note and September 30, 2006 for the $10,000 note with interest at a rate equal to 8% per annum were extended to May 31, 2007.

•
Two notes, in the amount of $5,000 and $150,000 bearing interest at a per annum rate equal to the CEO’s private account monthly lending rate having maturity dates of September 30, 2006 and June 30, 2006, respectively were extended to May 31, 2007 and the interest rate was revised to a fixed rate of 8%, effective August 1, 2006.

•	The remaining note in the amount of $100,000 was executed in May 2006, bearing interest at a rate equal to 9% per annum with a maturity date of July 31, 2006 was extended to May 31, 2007.

For the seven months ended July 31, 2006, the interest rate ranged between 8.625% and 11% per annum. In connection with the $100,000 note executed in May 2006, the Company issued warrants exercisable in the aggregate into 200,000 shares of the Company’s common stock at an exercise price of $0.13 per share to the CEO. The warrants were issued at the ratio of one warrant for each $0.50 of note payable. These warrants are exercisable for a period of five years from issuance. The fair value of the warrants issued using the Black-Scholes Option Pricing Model was $24,300. For the year ended December 31, 2006, the Company recorded $24,300 in financing expense related to the issuance of these warrants.

At December 31, 2006, the Company had executed four notes payable with its President aggregating $25,000. Notes totaling $10,000 are non-interest bearing. Notes totaling $15,000 bear interest at a rate equal to 8% per annum. In September 2006, the maturity date of the notes was extended to May 31, 2007.

Financing expense for notes payable - related parties for the years ended December 31, 2006 and 2005 was approximately $43,774 and $14,376, respectively.

NOTE 12 -  CAPITAL LEASE PAYABLE

At December 31, 2006, the aggregate future minimum remaining lease payments under capital leases are as follows:

Period Ending December 31,
2007	$41,141
Less: amount representing interest	(1,240)
Net present value of capital lease obligations	39,901
Current portion of capital lease payable	(39,901)
Capital lease payable, net of current portion	$-

The capital leases listed above relate to property and equipment with a book value of $11,830.

NOTE 13 - ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2006:

Interest	$302,201
Commitment fees	32,697
Professional fees	153,146
Other	198,328
Total accrued expenses	$686,372

NOTE 14 -  SECURED CONVERTIBLE NOTES PAYABLE

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

On April 27, 2005, the Company entered into an amended and restated 8% secured convertible debenture with Cornell Capital Partners, LP (“Amended Cornell Debenture”) in the amount of $1,024,876, which terminated the two $500,000 debentures entered into with Cornell in December 2004 and January 2005. The new debenture entitles Cornell, at its option, to convert, the debenture, plus accrued interest, into shares of the Company’s common stock at a price per share equal to the lesser of (i) the greater of $0.25 or an amount equal to 120% of the initial bid price or (ii) an amount equal to 80% of the lowest Volume Weighted Average Price, as defined, of the Company’s common stock for the last five trading days immediately preceding the conversion date. If not converted, the entire principal amount and all accrued interest shall be due on the second year anniversary of the debenture.  The Company, at its option, may redeem, with fifteen days advance written notice, a portion or all the outstanding convertible debentures. The redemption shall be 110% of the amount redeemed plus accrued interest remaining for the first six months of the executed debenture and after that time the redemption is 120% of the amount redeemed plus accrued interest remaining. The conversion feature and the Company’s optional early redemption right have been bundled together as a single compound embedded derivative liability, and fair valued using a layered probability-weighted cash flow approach.

On April 27, 2005, the Company entered into a Securities Purchase Agreement (“SPA”)with Highgate House Funds, Ltd. (“Highgate”) pursuant to which the Company received $750,000 in exchange for two 7% secured convertible debentures amounting to $750,000 that mature in two (2) years, and the issuance of 150,000 shares of the Company’s common stock. The first debenture funding occurred upon the signing of the SPA and the second debenture funding occurred upon the filing of the registration statement. The Company has agreed to reserve for issuance of 2,000,000 shares of the Company’s common stock, which may be adjusted as agreed upon by the parties, to be issued to the debenture holder upon conversion of accrued interest and liquidated damages and additional shares of common stock required to be issued to the debenture holder in accordance with the SPA. Additionally, in accordance with the SPA, the Company is required to maintain in escrow and register with the SEC five times the number of shares of common stock that would be needed to satisfy the full conversion of all such convertible debentures outstanding (currently 2,537,977 shares in reserve) and to issue additional shares as needed if the number of shares in escrow becomes less than that required. Further, following a notice of conversion, the investors may sell escrowed shares in the registered distribution before they are actually delivered, but, the investors will not engage in short sales. The terms of the secured debentures contain a limitation that precludes conversion when the amount of shares already owned by Cornell and Highgate, plus the amount of shares still outstanding to be converted, would exceed 4.99%. The limitation may be waived by Cornell upon 61 days advance written notification to the Company. In addition, on the third anniversary of the issuance date of the Cornell debenture and second anniversary of the issuance dates of the Highgate debentures, any outstanding principal or interest owed on the secured debentures will be converted into stock without any applicable limitation on the number of shares that may be converted.

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

Financing expense for the three secured convertible debentures for the years ended December 31, 2006 and 2005 was $111,999 and $116,754, respectively.

In July 2006, the Company agreed to an anti-dilution adjustment with Cornell and Highgate whereby the conversion price of the secured convertible debentures was reduced to a fixed per share price equal to the lower of $0.085 or 80% of the lowest closing bid price during the five days preceding the conversion date.

The SPA contains certain negative covenants concerning assets, ownership, management and debt. The Company has paid $75,000 for structuring fees and expenses and $5,000 for commitment fees related to this SPA.

The notes are presently stated on a net to fair value basis. At December 31, 2006, the fair value of the notes was $1,010,691 for Cornell and $252,600 for Highgate, respectively.

Conversions to Common Stock

For the year ended December 31, 2006, Highgate converted the entire April 27, 2005 debenture of $375,000 into 3,525,594 shares and $110,000 of the May 6, 2005 debenture into 2,380,953 shares of the Company’s common stock, pursuant to the terms of the SPA. The conversion price ranged from $0.035 to $0.056 per share.

NOTE 15 - FINANCIAL INSTRUMENTS

The secured convertible notes payable are hybrid instruments which contain an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under SFAS 133. The embedded derivative feature has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability". The embedded derivative feature includes the conversion feature within the note and an early redemption option. The value of the embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the notes, or 12 months.

The secured convertible debentures issued to Cornell and Highgate have been accounted for in accordance with SFAS 133 and EITF 00-19.The Company has identified the above instruments having derivatives that require evaluation and accounting under the relevant guidance applicable to financial derivatives. These compound embedded derivatives have been bifurcated from their respective host debt contracts and accounted for as derivative liabilities in accordance with EITF 00-19. When multiple derivatives exist within convertible notes, they have been bundled together as a single hybrid compound instrument in accordance with SFAS 133 Derivatives Implementation Group Implementation Issue No. B-15, “Embedded Derivatives: Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument”. The compound embedded derivatives within the secured convertible notes have been recorded at fair value at the date of issuance; and are marked-to-market each reporting period with changes in fair value recorded to the Company’s statement of operations as “Derivative instrument expense, net”. The Company has utilized a third party valuation consultant to fair value the compound embedded derivatives using a layered discounted probability-weighted cash flow approach. The fair value of the derivative liabilities are subject to the changes in the trading value of the Company’s common stock, as well as other factors. As a result, the Company’s financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Company’s stock at the balance sheet date and the amount of shares converted by note holders. Consequently, the financial position and results of operations may vary from quarter-to-quarter based on conditions other than operating revenues and expenses.

NOTE 16 - INCOME TAXES

As of December 31, 2006, the Company had deferred tax assets of approximately $4,000,000, resulting from temporary differences and net operating loss (“NOL”) carry-forwards of approximately $10,600,000, which are available to offset future taxable income, if any, through 2026. As utilization of the net operating loss carry-forwards and temporary difference is not assured, the deferred tax asset has been fully offset by a valuation allowance.

The tax effects of temporary differences, loss carry-forwards and the valuation allowance that give rise to deferred income tax assets at December 31, 2006 are as follows:

Temporary differences:
Net operating losses and deferred expenses	$4,000,000
Less valuation allowance	(4,000,000)
Deferred tax assets	$-
The reconciliation of the effective income tax rate to
the federal statutory rate for the year ended
December 31, 2006 is as follows:
Federal income tax rate	34.0%
Change in valuation allowance on net operating
loss carry-forwards	(34.0)%
Effective income tax rate	0.0%

NOTE 17 -  STOCKHOLDERS’ DEFICIENCY

Issuance of Stock for Services

In January 2005, the Company entered into a consulting agreement with an unrelated corporation that will provide financial advisory services. The consultant was paid an engagement fee of $5,000 in February, 2005 and issued 33,333 shares of common stock. The value of the services is not stated in the agreement, therefore the Company has determined the services shall be measured based upon the fair value of the shares issued, which is a per share price of $0.90 in March 2005. In addition to the engagement fee, the consultant shall be paid a cash success fee equal to 7% of the total funds raised in each round of investments and warrants in the Company (priced at the current round which is set at $0.90 per share) and equal to 7% of the total funds raised in each round. The warrants shall have an expiration date of five years from the closing of the warrants in the Company. Out-of-pocket expenses regarding travel and incidentals shall be reimbursed to the consultant by the Company at a cost not to exceed $2,000 per month unless approved previously by the Company. For the years ended December 31, 2006 and 2005, the Company expensed $0 and $35,000, respectively, related to this agreement. As of December 31, 2006, no cash success fees were earned by the consultant related to this agreement

In March 2005, the Company cancelled 500 shares of common stock issued in November 2004 to a consultant. The consultant did not provide the service, therefore negating the reciprocity of consideration. The Company recorded the cancellation of this stock transaction in the year ended December 31, 2004.

In July 2005, the Company entered into an agreement with a law firm whereas the law firm is to provide representation for the Company on certain general corporate matters and provide advisory services respective to government filings for the term of one year. Additionally, the agreement provides for the law firm to assist the Company in raising funds. In accordance with this agreement, the fee structure included both a cash fee of $3,500 per month and the issuance of common stock in the amount of $1,500 per month. The common stock was to be valued at a 20% discount of the prevailing bid price on the last day of the immediately preceding month. Moreover, in September 2005, the law firm received an additional 100,000 shares of common stock, valued at $0.90 per share, for legal services rendered to date. The shares to be issued to the law firm shall have piggyback registration rights with respect to the next registration statement on Form S-8 the Company files. In December 2005, the Company terminated the representation agreement with the law firm. For the years ended December 31, 2006 and 2005, the Company expensed $0 and $107,500, respectively, related to this agreement.

In August 2005, the Company entered into a retainer agreement with an attorney, whereas the attorney will act as in house counsel for the Company with respect to all general corporate matters. The agreement is at will and requires a payment of 10,000 shares of common stock, valued at $0.90 per share, due upon execution. The certificate for the 10,000 shares of common stock was issued in October 2005. Commencing on September 1, 2005, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market. For the year ended December 31, 2006, the Company recorded 36,000 shares of common stock, valued at $11,283, all of which has been expensed as legal fees related to the agreement.

In December 2005, the Company entered into an agreement with a consulting firm to provide public and investor relation services. The term of the agreement was for three months. The Company paid $7,000 per month and issued 40,000 shares of the Company’s common stock with Rule 144 piggyback registration rights. The shares were issued in January 2006. For the year ended December 31, 2006, the Company recorded $24,267 as consulting expenses.

In February 2006, the Company executed an agreement with an individual advisor whereby the advisor shall serve as a member of the Company’s Advisory Board and provide consulting, guidance and advice to the Company. The advisor shall also assist the Company in obtaining revenues and financing. As compensation for the advisory services, the advisor received 350,000 shares of the Company’s common stock valued at $0.18 per share. The shares are restricted and have piggyback registration rights upon the next registration statement filed by the Company. The advisor also received warrants to purchase 240,000 shares of the Company’s common stock at an exercise price of $0.30 per share with a term of six months from the effective date for 120,000 shares and twelve months from the effective date for 120,000 shares. The fair value of all the warrants issued using the Black-Scholes Option Pricing Model was $63,096. For the year ended December 31, 2006 the Company recorded $63,096 in consulting expenses related to the issuance of these warrants.

The advisor shall also receive a quarterly payment of $5,000 effective June 2006, a 10% commission on gross revenues for introduced customers and commission on introduced financing as follows:

Gross Proceeds	Cash Commission	Equity Commission
$ 500,000 to $ 999,999	$ 25,000	200,000 shares
$1,000,000 to $1,999,999	$ 50,000	400,000 shares
$2,000,000 to $2,999,999	$100,000	800,000 shares
$3,000,000 to $3,499,999	$150,000	1,000,000 shares
$3,500,000 to $3,999,999	$175,000	1,200,000 shares
$4,000,000 and up	$200,000	1,600,000 shares

The term of the agreement is perpetual with thirty day written termination rights retained by both the Company and the advisor.

In February 2006, the Company executed an agreement with a firm to provide business development services to expand the Company’s sales and marketing efforts primarily in South America and Mexico (see Note 20). As compensation for the services, the firm shall receive a fee of $10,000 per month beginning on February 15, 2006. For the initial four months of the agreement, the fee will be in the form of the Company’s common stock. For the second four months of the agreement, the fee shall be paid as $5,000 cash and $5,000 in the Company’s common stock. The stock price will be calculated based upon the ten days average bid price, prior to the 15th of each month, with the lowest bid price no lower than $0.25 per share. The shares are restricted and have piggyback registration rights upon the next registration statement filed by the Company. There shall be no fee for the last four months of the agreement’s first year. The firm shall also receive a commission of 10% of the net sales from introduced customers. The term of the agreement is perpetual with thirty day written termination rights retained by both the Company and the firm. In March 2006, the agreement was amended to expand the territory outside of South America and Mexico on a case by case basis with written approval required by both the Company and the firm. For the nine months ended September 30, 2006, the Company recorded 230,709 shares of common stock, valued at $58,725, related to the agreement. For the year ended December 31, 2006, the Company expensed $58,725 of fees related to this agreement which are included in consulting expenses, of which $25,000 are in accrued liabilities.

In March 2006, the Company executed a consulting agreement with its public relations firm to provide public relations consulting services. The firm shall receive a monthly fee of $5,000 in the form of the Company’s common stock at a value based upon a 20% discount to the market value on the last trading day of each month. The shares shall be restricted and have piggyback registration rights upon the next registration statement filed by the Company. The term of the agreement is for six months with automatic renewal terms until either the Company or the firm provides the other party with at least thirty day’s written notice of its intent to terminate the agreement. In April 2006, the public relations firm terminated the agreement. For the year ended December 31, 2006, the Company recorded 23,256 shares of common stock and expensed $6,000 of professional fees related to this agreement which are included in consulting expenses.

In March 2006, the Company executed a consulting agreement with an investor relations firm to provide public and investor relations services to the Company. As compensation for the services, the firm shall receive a monthly retainer in the amount of $5,000 and 120,000 shares of the Company’s common stock. The shares shall be restricted and have piggyback registration rights upon the next registration statement filed by the Company. The term of the agreement is for six months and can be renewed provided the Company and the firm both agree in writing. For the year ended December 31, 2006, the Company recorded 120,000 shares of common stock and expensed $25,200 of professional fees related to this agreement.

In April 2006, the Company entered into a consulting agreement with an advisory firm, to provide review and advice concerning the technical design of existing and planned products or services, business development, sales assistance, financing advice, consulting services, market development and public relations, advising on issues regarding corporate structure, stock option plans and introducing the Company to potential investors. The term of this agreement is one year, ending March 31, 2007. The agreement calls for compensation in the amount of 350,000 shares of the Company’s common stock valued at $0.19 per share. For the year ended December 31, 2006, the Company issued 350,000 shares of common stock and expensed $66,500 of consulting expenses related to this agreement.

In July 2006, the Company issued 10,417 shares of common stock to a law firm valued at $7,500.

In September 2006, the Company issued 31,547 shares of its common stock, valued at $2,360, as compensation for consulting services rendered.

In October 2006, the Company issued 75,000 shares of the Company’s common stock, valued at $6,375, to an investor relations firm for services to the Company. The shares shall be restricted and have piggyback registration rights upon the next registration statement filed by the Company.

In November 2006, the Company issued 75,000 shares of the Company’s common stock, valued at $7,500, to an investor relations firm for services to the Company. The shares shall be restricted and have piggyback registration rights upon the next registration statement filed by the Company.

Issuance of Stock for Financing

In April 2005, the Company issued 150,000 shares of common stock to Highgate, in connection with the Securities Purchase Agreement (see Note 14).

In September 2006, the Company issued 208,000 shares of its common stock, valued at $37,440, to an individual as compensation for raising $150,000 in debt financing and $110,000 in equity financing. For the year ended December 31, 2006, the Company expensed $10,800 of financing expense related to this agreement.

In December 2006, in accordance with a letter of understanding executed with an investment firm, the Company issued 100,000 restricted shares of its common stock valued at $0.05 per share to the firm. For the year ended December 31, 2006, the Company expensed $5,000 of financing expenses related to the issuance of the shares. The remaining 100,000 restricted shares of the Company’s common stock owed to the firm per the terms of the letter were issued in January 2007 (see Note 20).

Issuance of Options for Consulting Services

In July 2005, in accordance with an agreement with an executive recruitment firm executed in February 2005, the Company issued 18,889 options to purchase common stock at an exercise price of $0.90 per share, which expire seven years from the effective date and the options have been expensed, as of December 31, 2005, at a value of $4,160.

Issuance of Warrants for Services

In October 2005, in accordance with a consulting agreement with an investment banking services, the Company issued as a non-refundable retainer fee, common stock warrants to purchase 400,000 shares of the Company’s common stock at an exercise price of $0.75 per share with a term of five years. In April 2006, the Company and the placement agent amended the agreement in order to waive the exclusivity clause. In exchange for the waiver, the Company has agreed to reduce the exercise price of the 400,000 warrants to $0.50 per share. For the year ended December 31, 2006, the Company recorded $186,800 of consulting expense related to the warrants.

In March 2006, in accordance with an Investor Relations consulting agreement executed with an investment firm, the firm received warrants to purchase 300,000 shares of the Company’s common stock with an exercise price of $0.18 per share. The warrants have a five year term, piggyback registration rights for one year and demand registration rights after April 1, 2007. The fair value of the warrants issued using the Black-Scholes Option Pricing Model was $30,060. For the year ended December 31, 2006, the Company recorded $30,060 of consulting expense related to the warrants.

In May 2006, in accordance with a consulting agreement executed with a sales consultant, the consultant received warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.20 per share with a term of three years from the effective date. For the year ended December 31, 2006, the Company recorded $23,120 of consulting expense related to the warrants (see Note 20).

In November 2006, in accordance with a financing placement agreement executed with an investment firm, the firm received warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.20 per share with a term of five years from the effective date. For the year ended December 31, 2006, the Company recorded $15,260 of consulting expense related to the warrants.

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

In July 2006, the Company issued stock options to purchase 2,025,000 shares of common stock to twelve employees. The options were issued in accordance with the Company’s 2004 Equity Incentive Plan. These options are exercisable at $0.10 per share and expire in July 2016. The shares vest annually over a three year period. One of the ten employees who received stock options to purchase 150,000 shares was terminated in July 2006.

In August 2006, the Company issued stock options to purchase 899,148 shares of common stock to eleven employees. The options were issued in accordance with the Company’s 2004 Equity Incentive Plan. Options totaling 405,432 shares are exercisable at $0.085 per share and options totaling 493,716 shares are exercisable at $0.0698 per share. All of the options expire in August 2016. The shares vest after a one year period.

In August 2006, the Company issued stock options to purchase 750,000 shares of common stock to five employees. The options were issued in accordance with the Company’s 2004 Equity Incentive Plan. These options are exercisable at $0.10 per share and expire in August 2016. The shares vest annually over a three year period.

In September 2006, the Company issued stock options to purchase 840,405 shares of common stock to eleven employees. The options were issued in accordance with the Company’s 2004 Equity Incentive Plan. Options totaling 492,309 shares are exercisable at $0.07 per share and options totaling 348,096 shares are exercisable at $0.099 per share. All of the options expire in September 2016. The shares vest after a one year period.

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

In August 2006, the Company sold units to an individual which contained common stock and warrants. The individual purchased 300,000 shares of common stock from the Company at a price of $0.07 per share and received an aggregate of 450,000 warrants with an exercise price of $0.105 per share which are exercisable for a period of three years from issuance.

In September 2006, the Company sold units to an individual which contained common stock and warrants. The individual purchased 71,429 shares of common stock from the Company at a price of $0.07 per share and received an aggregate of 107,144 warrants with an exercise price of $0.105 per share which are exercisable for a period of three years from date of issuance.

In November 2006, the Company sold units to an individual which contained common stock and warrants. The individual purchased 66,667 shares of common stock from the Company at a price of $0.075 per share and received an aggregate of 80,000 warrants with an exercise price of $0.15 per share which are exercisable for a period of one year from issuance.

Warrant Agreements

At December 31, 2006, the Company has warrants issued related to its convertible notes payable. The warrant agreements entitle the note holders to purchase the Company’s common stock at: $0.55 per share for 66,667 warrants, $0.25 per share for 400,000 warrants, $0.20 per share for 45,000 warrants and $0.16 per share for 562,500 warrants. The agreements have an exercise term of two years for 66,667 warrants, three years for 45,000 warrants and five years for 962,500 warrants.

At December 31, 2006, the Company has warrants issued related to its convertible notes payable - related parties. The warrants entitle the note holders to purchase the Company’s common stock at $1.00 per share and have an exercise term of ten years. At December 31, 2006, 31,000 warrants expire in the year 2013, 16,500 expire in the year 2014, 21,700 in the year 2015 and 11,300 expire in the year 2016.

At December 31, 2006, the Company has warrants issued related to its notes payable - related parties. The warrants entitle the note holder to purchase the Company’s common stock at $0.13 per share for a total of 200,000 warrants and have an exercise term of five years.

NOTE 18 - RELATED PARTY TRANSACTIONS

Agreements

In September 2003, the Company entered into a consulting agreement with the spouse of the Company’s Chief Technology Officer (“CTO”). The consulting agreement calls for payments every two weeks in the amount of $1,500 in consideration of services to be rendered to the Company. Effective February 2005, the terms of the agreement were amended where the payments were increased to $5,000 per month in consideration of services to be rendered to the Company. The term of the agreement is predicated upon a determination by the Company as to when certain product lines are completed. For the years ended December 31, 2006 and 2005, $0 and $35,000, respectively, were recorded as consulting expense and is included in selling, general and administrative expenses on the statement of operations. At December 31, 2006, the Company has a balance due to this related party of $3,750. On October 17, 2005, the related party became an employee of the Company.

NOTE 19 -  STOCK BASED COMPENSATION

In September 2004, the stockholders approved the Equity Incentive Plan for its employees (“Incentive Plan”), effective April 1, 2004. Of the total authorized for issuance at December 31, 2006, 3,655,447 shares were available for future issuance. Stock options granted under the Incentive Plan are typically granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options also generally vest over a period of one or three years with respect to grants made to employees. Options typically expire ten years from the date of grant.

2004 Equity Incentive Plan

The Incentive Plan provides 5,000,000 shares of common stock to be offered from either authorized and unissued shares or issued and reacquired shares as treasury stock by the Company. Officers and key employees, who in the judgment of the Company render significant service to the Company, are eligible to participate. The Incentive Plan provides for the award of a broad variety of stock-based compensation alternatives such as non-qualified stock options, incentive stock options, restricte d stock, performance awards and stock appreciation rights. The number of shares authorized for issuance under the Incentive Plan was increased to 10,000,000 in September 2006 and 15,000,000 in March 2007 by unanimous consent of the Board of Director. Option shares totaling 4,605,000 vest equally over a three year period beginning one-year from the date of grant date and option shares totaling 1,739,553 vest over a one-year period from the date of grant.

The table below summaries the Company’s Incentive Plan stock option activity for the years ended December 31, 2006 and 2005:

	Number of		Exercise Price Range	Weighted Average	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value
	Option Shares		Per Share	Exercise Price	(in years)		(in thousands)

Balance, December 31, 2004	1,605,000		$1.00	$1.000		$	---
Granted	225,000		$1.00	$1.000			---
Canceled	---		---				---
Exercised	---		---				---
Expired	---		---				---
Balance, December 31, 2005	1,830,000		$1.00	$1.000		$	---
Granted	4,514,553		$0.0698 - $ 0.10	$0.092			---
Canceled	---		---				---
Exercised	---		---				---
Expired	---		---				---
Balance, December 31, 2006	6,344,553		$0.0698 - $ 1.00	$0.354		$	---
Vested and Exercisable, December 31, 2006	2,675,128	$		$0.354		$	---

As of December 31, 2006, an aggregate of 6,344,553 options were outstanding under the incentive plan. The exercise price for 1,830,000 options is $1.00, for 2,775,000 options is $0.10, for 348,096 options is $0.099, for 405,432 options is $0.085, for 492,309 options is $0.07 and for 493,716 options is $0.0698. As of December 31, 2005, an aggregate of 1,830,000 options, with an exercise price of $1.00, were outstanding under the incentive plan. At December 31, 2006, there were 2,675,128 vested incentive plan stock options outstanding of which 164,572 options are exercisable at $0.0698, 164,103 options are exercisable at $0.07, 135,144 options are exercisable at $0.085, 116,032 options are exercisable at $0.099, 420,833 options are exercisable at $0.10 and 1,674,444 options are exercisable at $1.00.

As of December 31, 2006, there was $334,535 of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 12 months.

The following table summarizes information concerning outstanding and exercisable Incentive Plan options as of December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$1.00	1,830,000	7.00	$1.0000	1,674,444	$1.0000
$0.0850 - $0.10	3,528,528	9.00	0.0925	672,009	0.0925
$0.0698 - $0.07	986,025	9.00	0.0699	328,675	0.0699

	6,344,553	8.33	$0.3540	2,675,128	$0.3540

Non-Incentive Plan Stock Option Grants

As of December 31, 2006 and 2005, the Company had outstanding an aggregate of 7,618,889 non-plan, non-qualified options for non-employees and no outstanding incentive options outside of the Plan.

The table below summaries the Company’s non-incentive plan stock option activity for the years ended December 31, 2006 and 2005:

	Number of	Exercise Price Range	Weighted Average	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value
	Option Shares	Per Share	Exercise Price	(in years)		(in thousands)

Balance, December 31, 2004	7,600,000	$0.36	$0.360		$	---
Granted	18,889	$0.90	$0.900			---
Canceled	---	---				---
Exercised	---	---				---
Expired	---	---				---
Balance, December 31, 2005	7,618,889	$0.36 - 0.90	$0.361		$	---
Granted	---	---				---
Canceled	---	---				---
Exercised	---	---				---
Expired	---	---				---
Balance, December 31, 2006	7,618,889	$0.36 - $ 0.90	$0.361		$	---
Vested and Exercisable, December 31, 2006	7,618,889		$0.361		$	---

At December 31, 2006 and 2005, there were 7,618,889 non-incentive plan stock options outstanding of which 7,600,000 options were exercisable at $0.36 and 18,889 options were exercisable at $0.90. At December 31, 2006, there were 7,618,889 vested non-incentive plan stock options outstanding of which 7,600,000 options are exercisable at $0.36 and 18,889 options are exercisable at $0.90.

The following table summarizes information concerning outstanding and exercisable Non-Incentive Plan options as of December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.90	18,889	9	$0.900	18,889	$0.900
$0.36	7,600,000	7	0.360	7,600,000	0.360

	7,618,889	8	$0.361	7,618,889	$0.361

NOTE 20 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has a non-cancelable operating lease for office space that expires in February 2008. The lease does not contain a renewal option and requires the Company to pay all executory costs such as maintenance and insurance. Additionally, the Company leases equipment under non-cancelable operating leases.

In January 2005, the Company became a third party beneficiary of a settlement in a bankruptcy suit between the lessor and the supplier of the Company’s telephony equipment and carrier services. The settlement between the lessor and supplier reduced the remaining lease commitment of approximately $43,000 by 85%, to a balance of $6,467. This balance is to be paid in 24 installments of $270 per month effective March 30, 2005. The balance was paid in full as of

October 2006. The settlement has been reflected in the following lease commitment schedule.
The approximate future annual minimum rentals under non-cancelable operating leases in effect on December 31, 2006 are as follows:

	Office
	Space	Equipment
2007	74,483	3,371
2008	6,207	1,966
	$80,690	$5,337

Rent expense charged to operations for office space for the years ended December 31, 2006 and 2005 amounted to $74,700 and $68,997, respectively. The expense charged to operations for equipment rental for the years ended December 31, 2006 and 2005 amounted to $5,834 and $6,145, respectively.

Payroll Taxes

As of December 31, 2006, the Company owes $53,375 of payroll taxes, of which approximately $45,000 are delinquent from the year ended December 31, 2003. The Company has also recorded $32,462 of related estimated penalties and interest on the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available.

                            Panasonic

In October 2005, the Company and Panasonic amended the Network Services Agreement to clarify the Minimum Payment Guarantee terms, beginning in 2006, from annual remittances due by the last day of each calendar year to quarterly payments due on a net 30 days basis from the date of the Panasonic invoice issued for each previous calendar quarter, as adjusted for payments made to Panasonic for client activity during the quarter.

As of December 31, 2006, the approximate future annual minimum commitment fees under this agreement as amended are as follows:

2007	$50,000
2008	37,500
Total	$87,500

As of December 31, 2006 the Company had a balance due of $12,500. In February 2007, the Company and Panasonic reached an informal agreement whereby the Company has agreed to make periodic payments in order to repay any past due balance in full by May 31, 2007.

Consulting Agreements

In January 2006, the Company executed a consultant agreement with a consulting firm whereby the firm will introduce to the Company potential purchasers of the Company’s equity or debt. The Company shall pay a placement fee to the consultant in the amount of 6% of the gross subscription proceeds of an equity and/or debt offering by the Company from purchasers introduced directly by the consultant. Either the Company or the consultant may terminate the agreement upon thirty day’s prior written notice. The Company also executed a representation agreement with the same firm to provide business development services to expand the Company’s sales and marketing efforts primarily in South America and Mexico in February 2006 (see Note 17).

In May 2006, the Company executed a consultant agreement with a sales consulting firm to act as a global sales consultant and provide an individual to serve as the manager of the Company’s sales department. The firm received warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.20 per share over a term of three years (see Note 17). As of December 31, 2006, the fair value of the warrants issued using the Black-Scholes Option Pricing Model of $23,120 was included in consulting expense. The firm will receive a 10% commission on net revenues resulting from a direct introduction, a 5% commission on net revenues from introduced integrators, resellers or distributors and a 2% commission on net revenues of sales made by the Company’s internal sales representatives if the firm was instrumental in closing the sale. Additionally, for the direct introduction, the firm shall receive 200,000 warrants for each $1,000,000 in sales booked by the Company up to a maximum of 1,000,000 warrants. The warrants shall have an exercise price of $0.25 per share, $0.30 per share, $0.35 per share, $0.40 per share and $0.45 per share, respectively, for each $1,000,000 in direct sales earned. All of the warrants shall have a term of three years.

In May 2006, the Company executed an independent consultant agreement whereby the consultant will provide financing introductions, customer introductions and sales leads. Under the terms of the agreement, the consultant will receive a 10% commission on closed financing deals, an 8% commission on sales resulting from direct introduction and a 4% commission on sales resulting from third party introduction. The term of the agreement is for two years and will automatically renew for one year terms unless either party elects to terminate by notifying the other party in writing.

Letter of Understanding

In December 2006, the Company executed a Letter of Understanding with an investment firm whereby the Company and the firm agreed to pursue further agreements on an ongoing best efforts basis in order for the Company to obtain financing of $3 million to $5 million. Per the letter, the Company will pay to the investment firm a retainer fee in cash of $40,000 payable as $2,500 upon execution of the letter, paid in December 2006, and $37,500 upon closing of the funding transaction. Also upon closing of the funding transaction, the Company will pay the firm an expense fee of $5,000 per month and a finder’s fee equal to $400,000 in cash and $400,000 in equity on a pro-rated basis assuming a total funding transaction of $5 million. In connection with the letter, the firm received 200,000 restricted shares of the Company’s common stock at a price of $0.05 per share. Per the terms of the letter, 100,000 shares were issued in December 2006 and 100,000 shares were issued in January 2007 (see Note 17).

Factoring Agent

In July 2006, the Company entered into a purchase and sale agreement with a factoring agent whereby the Company sold its rights to four June 2006 invoices totaling $96,087 to the agent. Upon signing the agreement and providing the required disclosures, the factoring agent remitted 75% of the factored balance to the Company, net of a $750 set-up fee (the down payment date). Per the terms of the agreement, once the Company’s client remits the invoice amount to the factoring agent, the agent deducts a discount fee from the remaining balance of the factored invoices and forwards the net proceeds to the Company. The discount fee is computed as a percentage of the face amount of the invoice as follows: 4% fee for invoices paid within 30 days of the down payment date, 5% for invoices paid within 45 days of the down payment date, 6% for invoices paid within 60 days of the down payment date, 7% for invoices paid within 75 days of the down payment date and an additional 1% for each 15 day period thereafter. Two of the invoices were paid in July and two were paid in August, all within 30 days of the down payment date. The Company paid a total discount fee of $3,843 and wire transfer fees of $120 in July and August 2006 related to the factoring of the four invoices. The agreement was terminated with the conclusion of the factoring transactions.

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

NOTE 21 - CONCENTRATION OF CREDIT RISK

(i) Customers and Credit Concentrations

Five customers accounted for 31.0%, 19.2%, 17.1%, 7.5% and 2.5%of net sales for the year ended December 31, 2006 and 1.2%, 0%, 0%, 62.7% and 17.5% of the total accounts receivable as of December 31, 2006, respectively. Two different customers accounted for 24.0% and 21.0% of net sales for the year ended December 31, 2005 and neither customer had an open accounts receivable balance as of December 31, 2005.

(ii) Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of December 31, 2006, substantially all of the Company’s cash and cash equivalent were held by major financial institutions, which management believes are of high credit quality. The Company maintains balances in certain accounts, which at times, may exceed Federal Deposit Insurance Corporation insured limits. The Company believes that such risk is minimal based on the reputation of the financial institution.

NOTE 22 - SUBSEQUENT EVENTS

Conversions to Common Stock

In February 2007, Cornell converted $20,000.00 of the April 27, 2005 debenture into 588,235 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion price was $0.034 per share.

In February 2007, Highgate converted $20,279.64 of the May 6, 2005 debenture into 590,460 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion price was $0.034 per share.

Convertible Notes Payable

In February 2007, in relation to the January 2007 term sheet executed with an investment firm (see below), the Company sold a total of six units to six individuals, each unit consisting of an 18% convertible note payable in the amount of $16,667 and 66,667 bonus shares of the Company’s common stock for a total of $100,000 and 400,000 shares of common stock, with principal due August 31, 2007. The holder is entitled, at its option, to convert, the debenture, plus accrued interest, into shares of the Company’s common stock at the price of $0.05 per share. Six months of prorated prepaid interest, for a total of $8,729, was due at closing and was paid directly to the note holders by the Company. The Company paid a placement agent fee of $10,000 and issued 80,000 shares of the Company’s common stock, in March 2007, relating to the convertible notes. The Company also paid an escrow agent fee of $500 and a legal fee of $1,000 relating to the convertible notes. All of the Company’s shares of common stock issued in connection with the convertible notes have Rule 144 piggyback registration rights.

Notes Payable

In January 2007, the Company executed a promissory note with an individual in the amount of $50,000. The note is non-interest bearing with principal due February 15, 2007. Upon repayment, the Company shall make an additional lender’s fee payment of $3,000 to the individual. In connection with the promissory note, the Company issued 30,000 restricted shares of common stock to the individual at a price of $0.045 per share. In March 2007, the note was repaid in full along with the lender’s fee payment.

In February 2007, the Company executed a promissory note with an unrelated individual in the amount of $50,000. The note bears interest at 18% per annum with principal due June 5, 2007. Upon repayment, the Company shall make an additional lender’s fee payment of $4,000 to the individual. In connection with the promissory note, the Company issued 150,000 restricted shares of common stock to two individuals at $0.04 per share and paid a legal fee of $500 to the lender’s attorney. In addition, the Company’s CEO executed a Personal Guaranty Agreement guarantying $25,000 of the promissory note in the event the Company defaults on the note.

Notes Payable - Related Parties

In February 2007, the Company executed a promissory note with its CEO in the amount of $22,000. The note bears interest at a rate equal to 8% per annum with principal due July 31, 2007. In connection with the promissory note, the Company issued to its CEO an aggregate of 88,000 five year warrants to purchase shares of the Company’s common stock at an exercise price of $0.05 per share.

Advisory Board Agreement

In February 2007, the Company executed two amendments to the agreement executed with an individual advisor in February 2006. The first amendment authorizes the Company to compensate the advisor 333,333 shares of the Company’s common stock, in lieu of cash, at $0.045 per share for all compensation owed to the advisor as of the date of the amendment. The shares are restricted and have piggy back registration rights upon the next registration statement filed by the Company. In connection with the amendment, the Company issued to the advisor an aggregate of 50,000 two year warrants to purchase shares of the Company’s common stock at an exercise price of $0.10 per share. Per the terms of the second amendment, the Company issued 100,000 restricted shares of the Company’s common stock at $0.045 per share in consideration for services rendered to date.

Term Sheet with Investment Firm

In January 2007, the Company executed a term sheet with an investment firm whereby the firm will assist the Company on an ongoing best efforts basis in order for the Company to obtain financing of up to $100,000. Per the term sheet, the Company will pay to the investment firm a placement agent fee in cash equal to 10% of the amount of convertible notes sold and in shares of the Company’s common stock in a number equal to 20% of the total bonus shares issued to the note holders. Also, the Company will pay a legal fee of $1,000 to the placement agent’s attorney for document review and $500 to the escrow agent upon the closing and transfer of funds related to the term sheet. All of the Company’s shares of common stock issued in relation to the term sheet will have Rule 144 piggyback registration rights. The notes were executed in February 2007 and the closing and transfer of funds occurred in March 2007 (see above). In February 2007, the Company issued 100,000 shares of common stock to the investment firm, per their distribution instructions, as additional consideration for services rendered. The Company’s shares of common stock issued have Rule 144 piggyback registration rights.

In February 2007, the Company executed a term sheet with an investment firm whereby the firm will assist the Company on an ongoing best efforts basis in order for the Company to obtain financing of up to $3,000,000, including short term bridge financing in the amount of $500,000 within sixty to ninety days of the date of the term sheet. In connection with the term sheet, the Company paid an engagement fee to the firm in the amount of $3,750. An additional $3,750 is due to the firm thirty days from the effective date of the term sheet. The balance of the engagement fee in the amount of $7,500 will be due to the firm upon the closing of a financing deal, relating to the term sheet, of $500,000 or greater. The Company will also pay the firm a performance fee of 5% of any non-convertible debt financing, upon closing, and 8% of any equity or convertible debt financing, upon closing, as a result of introduction to the Company of the lender or investor by the firm.

Consultant Agreements

In January 2007, the Company executed an amendment to the consultant agreement executed with a sales consulting firm whereby the firm shall act as a global sales consultant and shall also provide an individual to serve as the manager of the Company’s sales department. Per the terms of the amendment, the firm, in consideration for services rendered, received warrants to purchase an additional 150,000 shares of the Company’s common stock at an exercise price of $0.10 per share and a term of two years from the date of signing.

Issuance of Stock for Services

In January 2007, the Company executed a consulting agreement with an investor relations firm whereby the firm shall provide public and investor relations services to the Company. As consideration for the services, the firm shall receive 250,000 shares of the Company’s common stock, 125,000 shares at $0.055 per share. The shares shall be restricted and have piggyback registration rights upon the next registration statement filed by the Company. The term of the agreement is for ninety days and it can be renewed by the mutual consent of the Company and the firm.

In February 2007, the Company issued 62,500 shares of its restricted common stock at $0.04 per share to a trade vendor as partial remuneration of the Company’s open indebtedness to the vendor.

Issuance of Options for Employment Services

In January 2007, the Company issued stock options to purchase 643,077 shares of common stock to ten employees. The options were issued in accordance with the Company’s 2004 Equity Incentive Plan. The option shares are exercisable at $0.05 per share and expire in January 2017. The shares vest after a one year period from the date of grant.

In February 2007, the Company issued stock options to purchase 1,158,890 shares of common stock to nine employees. The options were issued in accordance with the Company’s 2004 Equity Incentive Plan. Options totaling 558,120 shares are exercisable at $0.045 per share and options totaling 600,770 shares are exercisable at $0.05 per share. All of the options expire in February 2017. The shares vest after a one year period from the date of grant.

In March 2007, the Company issued stock options to purchase 918,975 shares of common stock to eleven employees. The options were issued in accordance with the Company’s 2004 Equity Incentive Plan. The option shares are exercisable at $0.0375 per share and expire in March 2017. The shares vest after a one year period from the date of grant.

Sales of Common Stock

In January 2007, the Company sold to two individuals certain units which contained common stock and warrants. The Company issued 104,167 shares of its common stock at $0.048 per share and 20,833 warrants with an exercise price of $0.096 per share, and 421,053 shares of its common stock at $0.0475 per share and 84,211 warrants with an exercise price of $0.095 per share to two individuals, respectively, all of which are exercisable for a period of two years from date of issuance.

In February 2007, the Company sold to an individual 20,000 shares of common stock, at $0.05 per share.

In March 2007, the Company sold to two individuals certain units which contained common stock and warrants. The Company issued 384,615 shares of common stock at $0.0325 per share and 76,923 warrants with an exercise price of $0.065 per share all of which are exercisable for a period of two years from the date of issuance.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 3, 2006, we engaged Most & Company, LLP as our independent certified public accounting firm.

On January 9, 2007, we dismissed our independent registered public accounting firm, Most & Company, LLP (“Mostco”). Mostco has performed no audit services for the Company, but has performed the review of Form 10-QSB for the interim period ended September 30, 2006. The decision to change independent registered public accounting firms was approved by the members of our Board of Directors.

On January 9, 2007, we engaged Li & Company, PC as our independent certified public accounting firm.

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

On March 31, 2006, we engaged Massella & Associates, CPA, PLLC as our independent certified public accounting firm. Prior to such engagement, we consulted with the firm and discussed the documentation we presented to the former accountants to which the firm concurred with our view as disclosed in the Form 8-K on March 28, 2006. This occurred prior to the dismissal of the former accountants matters as disclosed in the Form 8-K on March 28, 2006.

We were notified by our independent registered public accounting firm, Massella & Associates, CPA, PLLC, that this firm is no longer performing PCAOB attestations effective as of October 4, 2006. As a result, we dismissed this firm as our independent registered public accounting firm, effective as of such date. The reports of Massella & Associates, CPA, PLLC on our financial statements for the fiscal years ended December 31, 2004 and December 31, 2005 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than going concern.  The decision to change independent registered public accounting firms was approved by the members of our Board of Directors. During our two most recent fiscal years and the subsequent interim periods through October 4, 2006, there were no disagreements with Massella & Associates, CPA, PLLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Massella & Associates, CPA, PLLC, would have caused it to make reference thereto in its reports on the financial statements for such years.

ITEM 8A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15(d)-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management, including the principal executive and financial officers, on a basis that permits timely decisions regarding timely disclosure. Based on that evaluation, such principal executive officer and principal financial officer concluded that, the Company’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Change in Internal Control over Financial Reporting

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

In preparation for the annual report of management regarding our evaluation of our internal controls that is required to be included in our annual report for the year ended December 31, 2007 by Section 404 of the Sarbanes-Oxley Act of 2002, we will need to assess the adequacy of our internal control, remediate any weaknesses that may be identified, validate that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls. We may discover deficiencies that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective and that we are in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. If the deficiencies are not adequately addressed, or if we are unable to complete all of our testing and any remediation in time for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the SEC rules under it, we would be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect our investor confidence in our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(A) DIRECTORS AND EXECUTIVE OFFICERS.

The following sets forth the executive officers and Directors of the Company, their ages, and all offices and positions with the Company.

Name	Age	Position
Mark L. Kay	58	Chief Executive Officer and Director
Mark Corrao	49	Chief Financial Officer and Director
Ramarao Pemmaraju	46	Chief Technical Officer and Director
Robert Denn	49	Chairman of the Board of Directors, President and Director
George Waller	49	Executive Vice President and Head of Marketing and Director

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

Board of Directors

Our By-laws provide that there must be no less than one and no more than seven directors, as determined by the Board of Directors. Our Board of Directors currently consists of five directors.

Directors need not be stockholders of the Company or residents of the State of New Jersey. Directors are elected for an annual term and generally hold office until the next Directors have been duly elected and qualified. A vacancy on the Board may be filled by the remaining Directors even though less than a quorum remains. A Director appointed to fill a vacancy remains a Director until his successor is elected by the Stockholders at the next annual meeting of Shareholder or until a special meeting is called to elect Directors.

The executive officers of the Company are appointed by the Board of Directors.

During fiscal 2006, our Board of Directors met six times. The Board of Directors also uses resolutions in writing to deal with certain matters and, during fiscal 2006, twenty-five resolutions in writing were signed by all Directors.

The Company encourages all Directors to attend the Annual Meeting of stockholders, either in person or by telephone. The Company did not hold an Annual Meeting of Stockholders in 2006.

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

At present, executive and director compensation matters are determined by the entire board of directors.

We do not have a nominating committee. Historically our entire Board has selected nominees for election as directors. The Board believes this process has worked well thus far particularly since it has been the Board's practice to require unanimity of Board members with respect to the selection of director nominees. In determining whether to elect a director or to nominate any person for election by our stockholders, the Board assesses the appropriate size of the Board of Directors, consistent with our bylaws, and whether any vacancies on the Board are expected due to retirement or otherwise. If vacancies are anticipated, or otherwise arise, the Board will consider various potential candidates to fill each vacancy. Candidates may come to the attention of the Board through a variety of sources, including from current members of the Board, stockholders, or other persons. The Board of Directors has not yet had the occasion to, but will, consider properly submitted proposed nominations by stockholders who are not directors, officers, or employees of the Company on the same basis as candidates proposed by any other person.

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

Stockholder Communications with the Board

Stockholders who wish to communicate with the Board of Directors should send their communications to the Chairman of the Board at the address listed below. The Chairman of the Board is responsible for forwarding communications to the appropriate Board members.

StrikeForce Technologies, Inc.
1090 King George’s Post Road
Suite #108
Edison, NJ 08837
Attn: Robert Denn, Chairman

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of StrikeForce during the year ended December 31, 2006, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during 2006. The foregoing persons are collectively referred to in this Form 10-KSB as the “Named Executive Officers.” Compensation information is shown for the year ended December 31, 2006:

Name/Principal Position	Year			Stock	Incentive Plan Option		Securities Underlying	Nonqualified Deferred Compensation		All Other
		Salary	Bonus	Awards	Awards		Options/SARs	Earnings		Compensation	Total
		($)	($)	($)	($)		($)	($)		($)	($)
Mark L. Kay
Chief Executive Officer	2006	61,486	—	—	24,041	[1]	60,800	17,539	2	—	163,866

Robert Denn
President	2006	61,077	—	—	24,041	[1]	—	17,539	2	—	102,657

Mark Corrao	2006	61,486	—	—	24,041	[1]	—	17,539	2	—	103,066
Chief Financial Officer

George Waller	2006	81,423	—	—	25,226	[1]	—	15,308	2	—	121,957
Executive Vice President

Ramarao Pemmaraju	2006	65,307	—	—	24,041	[1]	—	17,539	2	—	106,887
Chief Technical Officer

There are no employment agreements between StrikeForce and any executive officer.

(1)	Incentive Plan options granted to executive officers in 2006 for deferred salaries due to cash flow constraints.

(2)	Nonqualified deferred compensation earnings to executive officers have been accrued for 2006 as a result of missed salaries due to cash flow constraints.

Outstanding Option Awards at Year End

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested, and equity-incentive plan awards outstanding at December 31, 2006, for each Named Executive Officer.

Outstanding Equity Awards At Fiscal Year-End
	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mark L. Kay	1,000,000 906	0 1,812	0 0	$ $	1.0000 0.0850	05/20/13 08/28/16	0 0	0 0	0 0	0 0
	12,669	25,337	0		$0.0850	08/28/16	0	0	0	0
	16,531	33,061	0		$0.0698	08/28/16	0	0	0	0
	16,667	133,333	0		$0.1000	08/28/16	0	0	0	0
	16,484	32,967	0		$0.0700	09/01/16	0	0	0	0
	11,655	23,310	0		$0.0990	09/15/16	0	0	0	0

Robert Denn	906 12,669	1,812 25,337	0 0	$ $	0.0850 0.0850	08/28/16 08/28/16	0 0	0 0	0 0	0 0
	16,531	33,061	0		$0.0698	08/28/16	0	0	0	0
	16,667	133,333	0		$0.1000	08/28/16	0	0	0	0
	16,484	32,967	0		$0.0700	09/01/16	0	0	0	0
	11,655	23,310	0		$0.0990	09/15/16	0	0	0	0

Mark Corrao	906 12,669	1,812 25,337	0 0	$ $	0.0850 0.0850	08/28/16 08/28/16	0 0	0 0	0 0	0 0
	16,531	33,061	0		$0.0698	08/28/16	0	0	0	0
	16,667	133,333	0		$0.1000	08/28/16	0	0	0	0
	16,484	32,967	0		$0.0700	09/01/16	0	0	0	0
	11,655	23,310	0		$0.0990	09/15/16	0	0	0	0

George Waller	906	1,812	0		$0.0850	08/28/16	0	0	0	0
	13,875	27,751	0		$0.0850	08/28/16	0	0	0	0
	18,000	36,000	0		$0.1000	08/28/16	0	0	0	0
	16,667	133,333	0		$0.1000	08/28/16	0	0	0	0
	17,949	35,897	0		$0.0700	09/01/16	0	0	0	0
	12,691	25,382	0		$0.0990	09/15/16	0	0	0	0

Ramarao Pemmaraju	906 12,669	1,812 25,337	0 0	$ $	0.0850 0.0850	08/28/16 08/28/16	0 0	0 0	0 0	0 0
	16,531	33,061	0		$0.0698	08/28/16	0	0	0	0
	16,667	133,333	0		$0.1000	08/28/16	0	0	0	0
	16,484	32,967	0		$0.0700	09/01/16	0	0	0	0
	11,655	23,310	0		$0.0990	09/15/16	0	0	0	0

Director Compensation

All of our directors are also executive officers of the Company. Our directors did not receive any separate compensation for serving as such during fiscal 2006.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Share Ownership of Certain Beneficial Owners

The following table sets forth certain information as of December 31, 2006, with respect to the shares of common stock beneficially owned by: (i) each director; (ii) each executive officer; (iii) all current executive officers (regardless of salary and bonus level) and directors as a group; and (iv) each person known by us to beneficially own more than 5% of our outstanding common stock. The address for each shareholder is 1090 King Georges Post Road, Suite 108, Edison, New Jersey 08837. Unless otherwise indicated, the shareholders listed in the table below have sole voting and investment powers with respect to the shares indicated:

This table is based upon information obtained from our stock records.

NAME OF BENEFICIAL OWNER	AMOUNT OF OWNERSHIP(1)	PERCENTAGE OF CLASS(2)

Mark L. Kay	2,362,377 (3)	7.76%
Mark Corrao	1,383,119 (4)	4.78%
Robert Denn	3,405,387 (5),(7)	11.75%
Ramarao Pemmaraju	3,454,762 (6),(7)	11.90%
George Waller	1,203,630 (8),(9)	4.16%
All directors and executive officers as a group (5 persons)	11,809,275 (10)	38.18%
NetLabs.com, Inc.	8,740,000 (11),(12)	23.98%

(1)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof.

(2)	Based on 28,844,494 shares of common stock outstanding as of December 31, 2006 including 359,000 shares of common stock available to beneficial owners upon the conversion of certain convertible loans and 1,723,654 shares of common stock underlying options.

(3)	Includes 277,333 shares of common stock, valued at $1.00 per share for $240,000 of convertibles and $0.75 per shares for $28,000 of convertibles, available upon the conversion of certain convertible loans and 1,326,712 shares of common stock underlying options, consisting of 51,800 ten-year warrants exercisable at $1.00, 200,000 five-year warrants exercisable at $0.13 and 1,074,912 vested ten-year option shares valued from $0.0698 to $1.00 per share.

(4)	Includes 74,912 shares of common stock underlying options, consisting of ten-year option shares valued from $0.0698 to $0.10 per share.

(5)	Includes 50,000 shares of common stock, valued at $1.00 per share, available upon the conversion of certain convertible loans and 83,312 shares of common stock underlying options, consisting of 8,400 ten-year warrants exercisable at $1.00, and 74,912 ten-year option shares valued from $0.0698 to $0.10 per share.

(6)	Includes 31,667 shares of common stock, valued at $1.00 per share for $25,000 of convertibles and $0.75 per shares for $5,000 of convertibles, available upon the conversion of certain convertible loans and 158,630 shares of common stock underlying options, consisting of 3,000 ten-year warrants exercisable at $1.00 and 155,630 ten-year option shares valued from $0.0698 to $0.90 per share. 115,385 shares, consisting of 3,000 ten-year warrants exercisable at $1.00 and 80,718 ten-year option shares valued from $0.0698 to $0.90 per share, are in the name of Sunita Pemmaraju who is a family member of Ramarao Pemmaraju

(7)	Excludes shares owned by NetLabs.com, Inc. which is controlled by Robert Denn and Ramarao Pemmaraju.

(8)	Shares are listed in the name of Katherine LaRosa who is a family member of George Waller.

(9)	Includes 80,088 shares of common stock underlying options, consisting of ten-year option shares valued from $0.0698 to $0.10 per share.

(10)	Based on 359,000 shares of common stock available upon the conversion of certain convertible loans and 1,723,654 shares of common stock underlying options.

(11)	Robert Denn and Ramarao Pemmaraju control NetLabs.com, Inc.

(12)	Includes 7,600,000 shares of common stock underlying options, consisting of ten-year option shares valued at $0.36 per share.

Equity Incentive Plan Information

The following table sets forth as of December 31, 2006, the total number of shares of our common stock which may be issued upon the exercise of outstanding stock options and other rights under compensation plans approved by the shareholders, and under compensation plans not approved by the shareholders. The table also sets forth the weighted average purchase price per share of the shares subject to those options, and the number of shares available for future issuance under those plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,344,553		$0.354	8,655,447
Equity compensation plans not approved by security holders	N/A	$	N/A	N/A
Total	6,344,553		$0.354	8,655,447

Options for 6,344,553 shares have been granted under StrikeForce’s 2004 Equity Incentive Plan which was approved by unanimous consent of the Board of Directors. The option shares were granted at various times from May 2003 through September 2006 and are exercisable at a range of $0.0698 to $1.00 per share.

 ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:
o	Any of our directors or officers, except as described below;

o	Any person proposed as a nominee for election as a director;

o	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

o	Any of our promoters;

o	Any relative or spouse of any of the foregoing persons who has the same house address as such person.

RELATED PARTY CONVERTIBLE NOTES

Mark L. Kay, our Chief Executive Officer, loaned us an aggregate of $568,000 during 2004, 2005 and 2006, memorialized in the form of convertible loans. As of December 31, 2006 an aggregate amount of $268,000 remained outstanding. The details of these convertible notes are as follows:

In January 2004, we issued a principal amount $60,000 convertible note with warrants to purchase 6,000 shares of common stock to Mr. Mark L. Kay, our CEO. The note payable has a maturity date of December 31, 2004 and a variable interest rate payable equal to Mr. Mark L. Kay’s private account monthly lending rate. The conversion feature allows Mr. Mark L. Kay to convert the note into shares of our common stock at $1.00 per share. In November 2004, to reflect the current issue price of the stock, the conversion price was amended to $0.72. Mr. Kay, at his election, converted this note to stock on December 1, 2004 and received 83,333 shares of our common stock. The warrant exercise period ends in January 2014.

In February 2004, we issued a principal amount $60,000 convertible note with warrants to purchase 6,000 shares of common stock to Mr. Mark L. Kay, our CEO. The note payable has a maturity date of September 30, 2005 and a variable interest rate payable equal to Mr. Mark L. Kay’s private account monthly lending rate. The conversion feature allows Mr. Mark L. Kay to convert the note into shares of our common stock at $1.00 per share. The warrant exercise period ends February 2014. The maturity date of the note has been extended to May 31, 2007.

In June 2004, we issued a principal amount $50,000 convertible note to Mr. Mark L. Kay, our CEO. The note payable has a maturity date of December 31, 2005 and a variable interest rate payable equal to Mr. Mark L. Kay’s private account monthly lending rate. The conversion feature allows Mr. Mark L. Kay to convert the note into shares of our common stock at $1.00 per share. The maturity date of the note has been extended to May 31, 2007.

In September 2004, we issued a principal amount $30,000 convertible note with warrants to purchase 3,000 shares of common stock to Mr. Mark L. Kay, our CEO. The note has a maturity date of December 31, 2005 and a variable interest rate payable equal to Mr. Mark L. Kay’s private account monthly lending rate. The conversion feature allows Mr. Mark L. Kay to convert the note into shares of our common stock at $1.00 per share. The warrant exercise period ends in September 2014. The maturity date of the note has been extended to May 31, 2007.

In August 2005, we issued a principal amount $90,000 convertible note with warrants to purchase 9,000 shares of common stock to Mr. Mark L. Kay, our CEO. The note payable has a maturity date of December 31, 2005 and a variable interest rate payable equal to Mr. Mark L. Kay’s private account monthly lending rate. The conversion feature allows Mr. Mark L. Kay to convert the note into shares of our common stock at $1.00 per share. The warrant exercise period ends August 2015. The maturity date of the note has been extended to May 31, 2007.

In January 2006, we issued a principal amount $10,000 convertible note with warrants to purchase 1,000 shares of common stock to Mr. Mark L. Kay, our CEO. The note payable has a maturity date of December 31, 2006 and a variable interest rate payable equal to Mr. Mark L. Kay’s private account monthly lending rate. The conversion feature allows Mr. Mark L. Kay to convert the note into shares of our common stock at $1.00 per share. The warrant exercise period ends January 2016. The maturity date of the note has been extended to May 31, 2007.

In February 2006, we issued a principal amount $28,000 convertible note with warrants to purchase 2,800 shares of common stock to Mr. Mark L. Kay, our CEO. The note payable has a maturity date of December 31, 2006 and a variable interest rate payable equal to Mr. Mark L. Kay’s private account monthly lending rate. The conversion feature allows Mr. Mark L. Kay to convert the note into shares of our common stock at $0.75 per share. The warrant exercise period ends February 2016. The maturity date of the note has been extended to May 31, 2007.

For the seven months ended July 31, 2006, the variable interest rate ranged between 8.625% and 11.000% per annum. In September 2006, the interest rate of the six open notes was revised to a fixed rate of 8%, effective August 1, 2006.

In January 2004, we issued a principal amount $15,000 convertible note with warrants to purchase 1,500 shares of common stock to Mr. Michael Brenner, one of our Vice Presidents. The note payable has a maturity date of December 31, 2004 and an interest rate of prime plus four (4%) percent. The conversion feature allows Mr. Michael Brenner to convert the note into shares of our common stock at $1.00 per share. In November 2004, the maturity date of the convertible note was extended to June 30, 2005. In December 2004, we amended the conversion price on the convertible note to $.72 per share. The warrant exercise period ends November 2013. In December 2004, Mr. Michael Brenner elected to convert half of the principal amount, $7,500, into common stock at a conversion price of $.72 and received 10,417 shares of our common stock. The maturity date of the note has been extended to May 31, 2007.

In November 2004, we issued in principal amounts, an aggregated total of $50,000 convertible promissory notes to three relatives of Mr. David Morris, our former Vice President of Sales. The three notes payable have a maturity date of April 30, 2006 and bear interest at prime plus two (2%) percent. Interest is due and payable at the maturity date, unless converted in full. The conversion feature allows the holder to convert into shares of our common stock at $1.00 per share. The notes were repaid, from May 2006 through September 2006, in accordance with their terms.

In August, September and December 2005 and March 2006, the Company executed 8% convertible promissory notes in the amounts of $10,000, $5,000, $10,000 and $5,000 with one of its Software Developers and a relative of the Chief Technology Officer. The principal due hereunder shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of December 31, 2005, for the 2005 notes, and December 31, 2006, for the 2006 note, or later if agreed upon by the individual and the Company. In December 2005, the maturity dates of the 2005 notes were extended to March 31, 2006. The maturity dates of all of the notes have since been extended to May 31, 2007.

In August and December 2005, the Company executed 8% convertible promissory notes in the amounts of $50,000 and $34,000 with its President. The convertible promissory note for $34,000 was paid in full in December 2005. The principal due hereunder shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of December 31, 2005 or later if agreed upon by the President and the Company. In December 2005, the maturity date of the note was extended to March 31, 2006. The maturity date of the note has since been extended to May 31, 2007.

In September 2005, the Company executed an 8% convertible promissory note in the amount of $5,000 with a relative of the Chief Financial Officer. The Principal due hereunder shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of December 31, 2005 or later if agreed upon by the individual and the Company. In December 2005, the maturity dates of the notes were extended to March 31, 2006. The maturity date of the note has since been extended to May 31, 2007.

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

In December 2005, the Company executed an 8% convertible promissory note in the amount of $10,000 with its Office Manager. The principal due hereunder shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of December 31, 2006 or later if agreed upon by the Office Manager and the Company. The maturity date of the note has since been extended to April 15, 2007.

In January 2006, the Company executed an 8% convertible promissory note in the amount of $70,000 with its Office Manager. The principal due hereunder shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of June 30, 2006 or later if agreed upon by the Office Manager and the Company. The note was partially repaid in the amounts of $10,000 in June 2006 and $2,500 in August 2006.  The maturity date of the note has since been extended to April 15, 2007.

In connection with several of the convertible notes payable, the Company issued warrants exercisable in the aggregate into 80,500 shares of the Company’s common stock at an exercise price of $1.00 per share to the note holders. The warrants were issued at the ratio of one warrant for each $10 of convertible notes payable. These warrants are exercisable for a period of ten years from issuance. The fair value of all the warrants issued using the Black-Scholes Option Pricing Model was $21,339. For the years ended December 31, 2006 and 2005, the Company recorded $5,107 and $11,951, respectively, in financing expense related to the issuance of these warrants.

At December 31, 2006, accrued interest due for the convertible notes - related parties was $44,942 and is included in accrued expenses in the accompanying balance sheet. Interest expense for convertible notes payable - related parties for the years ended December 31, 2006 and 2005 was approximately $44,182 and $24,263, respectively.

RELATED PARTY PROMISSORY NOTES

At December 31, 2006, the Company had executed nine notes payable with its CEO aggregating $604,000:

•
Three of the notes, aggregating $189,000, had maturity dates of December 31, 2005 with interest at a per annum rate equal to the CEO’s private account monthly lending rate. In December 2005, the maturity dates of the notes were extended to March 31, 2006. In September 2006, the maturity dates of the notes were extended to March 31, 2007 and the interest rate was revised to a fixed rate of 8%, effective August 1, 2006. The maturity dates of the notes have since been extended to May 31, 2007.

•
Two of the notes, aggregating $160,000 have maturity dates of May 13, 2006 for the $150,000 note and September 30, 2006 for the $10,000 note. Both notes bear interest at a rate equal to 8% per annum. In September 2006, the maturity dates of the notes were extended to March 31, 2007. The maturity dates of the notes have since been extended to May 31, 2007.

•
Three of the notes, in the amounts of $7,000, $5,000 and $150,000, were executed in April 2006 and bear interest at a per annum rate equal to the CEO’s private account monthly lending rate. The $7,000 note was repaid in April 2006. The $5,000 note has a maturity date of September 30, 2006. The $150,000 note has a maturity date of June 30, 2006. In September 2006, the maturity dates of the notes were extended to March 31, 2007 and the interest rate was revised to a fixed rate of 8%, effective August 1, 2006. The maturity dates of the notes have since been extended to May 31, 2007.

•
The remaining note in the amount of $100,000 was executed in May 2006 and bears interest at a rate equal to 9% per annum with a maturity date of July 31, 2006. In September 2006, the maturity date of the $100,000 note was extended to March 31, 2007. The maturity date of the note has since been extended to May 31, 2007.

For the seven months ended July 31, 2006, the variable interest rate ranged between 8.625% and 11% per annum. In connection with the $100,000 note executed in May 2006, the Company issued warrants exercisable in the aggregate into 200,000 shares of the Company’s common stock at an exercise price of $0.13 per share to the CEO. The warrants were issued at the ratio of one warrant for each $0.50 of note payable. These warrants are exercisable for a period of five years from issuance. The fair value of the warrants issued using the Black-Scholes Option Pricing Model was $24,300. For the years ended December 31, 2006 and 2005, the Company recorded $24,300 and $0, respectively, in financing expense related to the issuance of these warrants.

At December 31, 2006, the Company had executed four notes payable with its President aggregating $25,000. Notes totaling $10,000 are non-interest bearing. Notes totaling $15,000 bear interest at a rate equal to 8% percent per annum. In September 2006, the maturity date of the notes was extended to March 31, 2007.

Interest expense for notes payable - related parties for the years ended December 31, 2006 and 2005 was approximately $43,774 and $14,376, respectively.

ITEM 13. EXHIBITS.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of StrikeForce Technologies, Inc.(1)
3.2	By-laws of StrikeForce Technologies, Inc. (1)
10.1	2004 Stock Option Plan. (1)
10.2	Securities Purchase Agreement dated December 20, 2004, by and among StrikeForce Technologies, Inc. and Cornell Capital Partners, LP. (1)
10.3	Secured Convertible Debenture with Cornell Capital Partners, LP. (1)
10.4	Investor Registration Rights Agreement dated December 20, 2004, by and between StrikeForce Technologies, Inc. and Cornell Capital Partners, LP in connection with the Securities Purchase Agreement.(2)
10.5	Escrow Agreement, dated December 20, 2004, by and between StrikeForce Technologies, Inc. and Cornell Capital Partners, LP in connection with the Securities Purchase Agreement. (2)
10.6	Security Agreement dated December 20, 2004, by and between StrikeForce Technologies, Inc. and Cornell Capital Partners, LP in connection with the Securities Purchase Agreement. (1)
10.7	Secured Convertible Debenture with Cornell Capital Partners, LP dated January 18, 2005. (1)
10.8	Royalty Agreement with NetLabs.com, Inc. and Amendments. (1)
10.9	Employment Agreement dated as of May 20, 2003, by and between StrikeForce Technologies, Inc. and Mark L. Kay. (1)
10.10	Amended and Restated Secured Convertible Debenture with Cornell Capital Partners, LP dated April 27, 2005. (1)
10.11	Amendment and Consent dated as of April 27, 2005, by and between StrikeForce Technologies, Inc. and Cornell Capital Partners, LP. (1)
10.12	Securities Purchase Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)
10.13	Investor Registration Rights Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (2)
10.14	Secured Convertible Debenture with Highgate House Funds, Ltd. dated April 27, 2005. (2)
10.15	Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)
10.16	Escrow Shares Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)
10.17	Security Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)
10.18	Network Service Agreement with Panasonic Management Information Technology Service Company dated August 1, 2003 (and amendment). (1)
10.19	Client Non-Disclosure Agreement. (1)
10.20	Employee Non-Disclosure Agreement. (1)
10.21	Secured Convertible Debenture with Highgate House Funds, Ltd. dated May 6, 2005. (2)
10.22	Termination Agreement with Cornell Capital Partners, LP dated February 19, 2005. (1)
10.23	Securities Purchase Agreement with WestPark Capital, Inc. (4)
10.24	Form of Promissory Note with WestPark Capital, Inc. (4)
10.25	Investor Registration Rights Agreement with WestPark Capital, Inc. (4)
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
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

(3) Filed herewith.

(4) Filed as an exhibit to the Registrant’s Form 8-K dated August 1, 2006 and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the audit fees incurred for fiscal year 2006 and 2005.

	2006	2005
Audit fees	$96,150	$115,520
Audit related fees	70,000	35,358
Tax fees	3,000	2,685
Total	$169,150	$153,563

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

STRIKEFORCE TECHNOLOGIES, INC.

Dated: April 16 , 2007	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: April 16 , 2007	By:	/s/ Mark Joseph Corrao
Mark Joseph Corrao
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Mark L. Kay Name: Mark L. Kay	Director	April 16, 2007

/s/Mark Joseph Corrao Name: Mark Joseph Corrao	Director	April 16, 2007

/s/Robert Denn Name: Robert Denn	Director	April 16, 2007

/s/Ramarao Pemmaraju Name: Ramarao Pemmaraju	Director	April 16, 2007

/s/George Waller Name: George Waller	Director	April 16, 2007