Form 10KSB/A
period 2006-12-31
StrikeForce Technologies Inc.
filed 2007-04-18
CIK 1285543

UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Purpose of Amendment

The purpose of this Amendment No. 1 is to include the inadvertent omittance, which occurred during the edgarization process, of the Report of Independent Registered Accounting Firm related to the audit of the Company’s financial statements for the year ended December 31, 2006.  Refer to Page F-2 of the Form 10-KSB/A to view the newly admitted document.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
StrikeForce Technologies, Inc.
Edison, New Jersey

We have audited the accompanying balance sheet of StrikeForce Technologies, Inc. (“StrikeForce” or the "Company") as of December 31, 2006 and the related statements of operations, stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of StrikeForce as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had an accumulated deficit of $12,378,048 and a working capital deficiency of $2,590,315 at December 31, 2006 and had a net loss and cash used in operations of $3,154,234 and $1,432,370 in 2006, respectively. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC
Li & Company, PC

Skillman, New Jersey
March 23, 2007

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

STRIKEFORCE TECHNOLOGIES, INC.

Dated: April 17 , 2007	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: April 17 , 2007	By:	/s/ Mark Joseph Corrao
Mark Joseph Corrao
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Mark L. Kay Name: Mark L. Kay	Director	April 17, 2007

/s/Mark Joseph Corrao Name: Mark Joseph Corrao	Director	April 17, 2007

/s/Robert Denn Name: Robert Denn	Director	April 17, 2007

/s/Ramarao Pemmaraju Name: Ramarao Pemmaraju	Director	April 17, 2007

/s/George Waller Name: George Waller	Director	April 17, 2007