Form 10QSB
period 2007-03-31
StrikeForce Technologies Inc.
filed 2007-05-21
CIK 1285543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 18, 2007, the issuer had 39,031,943 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

STRIKEFORCE TECHNOLOGIES, INC.

INDEX TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

Contents	Page(s)

Balance Sheet at March 31, 2007	F-2

Statements of Operations for the Three Months Ended March 31, 2007 and 2006	F-3

Statements of Stockholders’ Deficiency for the Three Months Ended March 31, 2007	F-4

Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006	F-5

Notes to the Financial Statements	F-6 to F-20

STRIKEFORCE TECHNOLOGIES, INC.
BALANCE SHEET
(UNAUDITED)

ASSETS

March 31,
2007
Current Assets:
Cash and cash equivalents	$73,920
Accounts receivable	290,425
Current portion of deferred royalties	304,660
Prepaid expenses and other current assets	13,830
Total current assets	682,835

Property and equipment, net	25,455
Deferred royalties	1,650,243
Website development cost, net	7,600
Patents	4,329
Security deposit	8,684
Total Assets	$2,379,146

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Current portion of convertible notes payable	$175,000
Convertible notes payable - related parties	478,000
Notes payable	200,000
Notes payable - related parties	651,000
Capital leases payable	34,508
Accounts payable	772,062
Accrued expenses	802,074
Payroll taxes payable	53,374
Due to employees	60,135
Total current liabilities	3,226,153

Secured convertible notes payable, net of discount of $160,935	1,395,531
Derivative financial instruments	324,502
Convertible notes payable, net of discount of $76,359	913,641
Total Liabilities	5,859,827

Commitments and contingencies

Stockholders' Deficiency
Preferred stock at $0.10 par value; 10,000,000 shares authorized;
none issued and outstanding	-
Common stock at $0.0001 par value; 100,000,000 shares authorized;
34,847,209 shares issued and outstanding	3,485
Additional paid-in capital	9,398,293
Accumulated deficit	(12,882,459)
Total Stockholders' Deficiency	(3,480,681)
Total Liabilities and Stockholders' Deficiency	$2,379,146

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH  31, 2007 AND 2006
(UNAUDITED)

	2007	2006

Revenues	$498,400	$14,589

Cost of sales	14,955	2,007

Gross profit	483,445	12,582

Operating expenses:
Selling, general and administrative expenses	553,532	1,239,763
Research and development	88,540	104,595
Total operating expenses	642,072	1,344,358

Loss from operations before other (income) expense	(158,627)	(1,331,776)

Other (income) expense:
Interest expense	4,087	2,852
Financing expense	325,180	167,823
Derivative instruments (income) expense, net	16,517	(20,148)
Total other (income) expense	345,784	150,527

Net loss	$(504,411)	$(1,482,303)

Net loss per common share - basic and diluted	$(0.02)	$(0.07)

Weighted average number of common shares outstanding - basic and diluted	30,505,321	19,803,844

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficiency

Balance at December 31, 2006	28,844,494	$2,884	$9,083,853	$(12,378,048)	$(3,291,311)

Sale of shares of common stock including warrants	1,544,877	155	53,536	-	53,691

Issuance of shares of common stock for conversions of	2,428,695	243	67,642	-	67,885
notes payable and accrued interest

Issuance of shares of common stock for consulting services	799,143	80	37,133	-	37,213

Issuance of shares of common stock for financing	1,230,000	123	49,779	-	49,902

Issuance of warrants in connection with convertible notes payable	-	-	3,758	-	3,758

Issuance of warrants in connection with consulting services	-	-	7,935	-	7,935

Employee stock option compensation	-	-	94,657	-	94,657

Net loss	-	-	-	(504,411)	(504,411)

Balance at March 31, 2007	34,847,209	$3,485	$9,398,293	$(12,882,459)	$(3,480,681)

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
Cash flows from operating activities:
Net loss	$(504,411)	$(1,482,303)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	4,741	6,626
Amortization of deferred financing costs	10,284	3,721
Consulting services paid through issuance of common stock, options and warrants	45,148	422,342
Amortization of discount on convertible notes	187,520	136,217
Amortization of deferred royalties	70,659	83,570
Mark to market on derivative financial instruments	16,517	(20,148)
Employee stock option compensation	94,657	46,609
Financing expense paid through issuance of common stock, options and warrants	49,902	-
Changes in assets and liabilities affecting operations:
Accounts receivable	(271,349)	(12,035)
Prepaid expenses and other current assets	(2,520)	1,800
Accounts payable	58,793	86,003
Accrued expenses	115,702	108,400
Payroll taxes payable	-	(12,122)
Due to employees	778	6,180
Net cash used in operating activities	(123,579)	(625,140)

Cash flows from investing activities:
Investment in website	(565)	(750)
Purchases of property and equipment	(1,689)	(1,820)
Net cash used in investing activities	(2,254)	(2,570)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	53,691	156,000
Proceeds from convertible notes payable	172,000	100,000
Proceeds from convertible notes payable - related parties	-	113,000
Payments of notes payable	(50,000)	-
Proceeds from notes payable - related parties	22,000	185,000
Payments on capital leases	(5,393)	(1,896)
Net cash provided by financing activities	192,298	552,104

Net increase (decrease) in cash	66,465	(75,606)

Cash and cash equivalents at beginning of period	7,455	77,094

Cash and cash equivalents at end of period	$73,920	$1,488

Supplemental disclosure of cash flow information:
Interest expense	$14,633	$41,845
Income taxes	$-	$-

Supplemental schedule of non-cash activities:
Revaluation of stock options issued for deferred royalties	$-	$(218,186)
Issuance of shares of common stock for services to be provided	$-	36,400
Issuance of warrants in connection with notes payable	$3,758	$-
Issuance of warrants in connection with consulting services	$-	$20,363
Conversion of convertible promissory notes payable into common stock	$67,885	$114,784

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim period

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-QSB and Items 303 and 310(B) of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2007, the results of operations for the three months ended March 31, 2007, changes in stockholders’ deficiency and cash flows for the three months ended March 31, 2007. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2007.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations.

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2006 as included in the Company’s report on Form 10-KSB/A as amended and filed on April 18, 2007.

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

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

Cash and cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents

Net loss per common share

Net loss per common share is computed pursuant to SFAS No. 128, “Earnings Per Share”. Basic loss per share is computed by taking net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt, which excludes 9,850,753 shares of stock options, 3,957,579 shares of common stock issuable under warrants and 9,128,682 shares of common stock issuable under the conversion feature of the convertible notes payable for the three months ended March 31, 2007. These potential shares of common stock were not included as it was anti-dilutive.

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

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 -  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $12,882,459 and a working capital deficiency of $2,543,318 at March 31, 2007 and had a net loss and cash used in operations of $504,411 and $123,579 for the three months ended March 31, 2007, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

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

NOTE 4 - DEFERRED ROYALTIES

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

Measurement is based upon the Black-Scholes Model using the following assumptions:

	December 31, 2005	December 31, 2006	March 31, 2007
Market share price	0.900	$0.050	$0.025
Expected volatility	29.00%	152.00%	174.00%
Risk-free interest rate	4.35%	4.96%	4.54%
Expected life	5 years	5 years	5 years

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

As of March 31, 2007 the options to purchase 2,530,000 shares that vested at September 11, 2004 are valued (as fixed) at $1,066,395, the options to purchase 2,530,000 shares that vested at September 11, 2005 are valued (as fixed) at $1,529,132, and the options to purchase the final 2,540,000 shares (which vested on September 11, 2006) are valued at March 31, 2007 at $264,160. The total value of the deferred royalties, net of accumulated amortization of $904,784, is $1,954,903. The deferred royalties are being amortized over the term of the original NetLabs Agreement (10 years) which will terminate on August 31, 2013. For the three months ended March 31, 2007 and 2006, $70,659 and $83,887 of royalties were expensed, respectively.

The following table summarizes the annual amounts of these fees that are amortized to general and administrative expenses over the next five (5) years and thereafter:

2007	$233,175
2008	303,834
2009	303,834
2010	303,834
2011 and beyond	810,226
Total deferred royalties	1,954,903
Less current portion	(304,660)
Deferred royalties, net of current portion	$1,650,243

NOTE 5 -  CONVERTIBLE NOTES PAYABLE

In June 2005, the Company executed a non-interest bearing convertible note in the amount of $33,000 with a public relations firm for services rendered. The holder is entitled, at its option, to convert, the debenture into shares of the Company’s common stock at $0.90 per share. If not converted, the entire principal amount shall be due to the holder on the first year anniversary of the note. In January 2007, the Company and the public relations firm reached an informal agreement whereby the Company has agreed to make periodic payments in order to repay the note in full by June 30, 2008.

In March 2006, the Company extended the maturity date of a convertible debenture, executed with an investor in the amount of $125,000, to January 26, 2007. In January 2007, the Company extended the maturity date of the convertible debenture to January 26, 2008.  In connection with the extensions, the Company issued the investor 45,000 warrants with an exercise price of $0.20 per share and an expiration date of January 26, 2009, relating to the first extension, and 100,000 restricted shares of the Company’s common stock at $0.05 per share, relating to the second extension. The fair value of the warrants issued using the Black-Scholes Option Pricing Model was $4,878. For the three months ended March 31, 2007, the Company recorded $488 in financing expense related to the issuance of these warrants.

In February 2007, in relation to the January 2007 term sheet executed with an investment firm (see Note 14), the Company sold a total of six units to six individuals, each unit consisting of an 18% convertible note payable in the amount of $16,667 and 66,667 bonus shares of the Company’s common stock, valued at $0.03988, for a total of $100,000 and 400,000 shares of common stock, with principal due August 31, 2007. The holder is entitled, at its option, to convert, the debenture, plus accrued interest, into shares of the Company’s common stock at the price of $0.05 per share. Six months of prorated prepaid interest, for a total of $8,729, was due at closing and was paid directly to the note holders by the Company. The Company paid a placement agent fee of $10,000 and issued 80,000 shares of the Company’s common stock, valued at $0.03988, in March 2007, relating to the convertible notes. The Company also paid an escrow agent fee of $500 and a legal fee of $1,000 relating to the convertible notes. All of the Company’s shares of common stock issued in connection with the convertible notes have Rule 144 piggyback registration rights. For the three months ended March 31, 2007, the Company expensed $19,142 of financing expenses related to the issuance of the shares.

In March 2007, the Company executed an 18% convertible promissory note in the amount of $75,000 with an individual. The holder is entitled, to convert the debenture, plus accrued interest, into shares of the Company’s common stock at the market value of the Company’s common stock at the date of note maturity, June 30, 2007. If not converted, the entire principal amount and all accrued interest shall be due to the holder on June 30, 2007. In connection with the convertible promissory note payable, the Company issued to the individual an aggregate of 150,000 shares of the Company’s common stock, valued at $0.039 per share. The Company’s shares of common stock issued in connection with the convertible note have Rule 144 piggyback registration rights. For the three months ended March 31, 2007, the Company expensed $5,850 in financing expenses related to the issuance of the shares.

Financing expense for the convertible notes payable for the three months ended March 31, 2007 and 2006 was $21,625 and $10,410, respectively.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

NOTE 6 -  CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

Convertible notes payable - related parties at March 31, 2007, consisted of convertible promissory notes that the Company executed with the Chief Executive Officer (“CEO”), the Vice President of Technical Services (“VPTS”), relatives of a former officer of the Company, a relative of the Chief Financial Officer, the President, a Software Developer who is also a relative of the Chief Technology Officer and the Office Manager.

The terms of the convertible promissory notes state that principal is payable in full in immediately available funds of $1,000,000 or more through any sales or investment. With the exception of the notes issued to the CEO, all of the notes bear interest at a rate of prime, which was posted as 8.25% on March 31, 2007 by the Wall Street Journal print edition, plus 2%, prime plus 4%, a straight 8% per year or a straight 21.90% per year. The notes issued to the CEO bear interest equal to the CEO’s private banking account monthly lending rate ranging between 8.625% and 11.00%. In September 2006, the variable interest rate for the notes issued to the CEO was revised to a fixed rate of 8%, effective August 1, 2006. In April 2007, the convertible promissory notes were amended to change the interest calculation from simple to compound effective April 1, 2007.

Interest is payable at such time as the principal on the note is due. Each individual shall have the right to convert the then outstanding principal amount, and all accrued interest thereon, into shares of the common stock of the Company, determined by dividing the amount of principal and interest then outstanding by a conversion price of either $0.75 or $1.00, depending on the note.

At March 31, 2007, accrued interest due for the convertible notes - related parties was $55,406 and is included in accrued expenses in the accompanying balance sheet. Financing expense for convertible notes payable - related parties for the three months ended March 31, 2007 and 2006 was $9,659 and $11,619, respectively.

NOTE 7 -  NOTES PAYABLE

In July 2006, the Company sold a total of six units to six individuals, with each unit consisting of a 12% promissory note payable in the amount of $25,000 and 250,000 shares of the Company’s common stock for a total of $150,000 and 1,500,000 shares of common stock. The principal shall be payable in full by January 10, 2007. Per the terms of the notes, if any of the notes are deemed unenforceable, then the remaining outstanding principal and accrued interest shall be convertible into shares of common stock of the Company at the sole option of the note holder, at a conversion price equal to $0.085 per share, in addition to any other remedies or enforcement actions that the note holder may take to enforce collection of the note. Six months of prepaid interest, for a total of $9,000, was due at closing, of which $6,750 was withheld by the escrow agent and $2,250 was paid directly to the note holder by the Company. The Company paid a placement agent fee of $15,000 and issued 150,000 shares of the Company’s common stock, in August 2006, relating to the promissory notes. In addition, the Company paid an escrow agent fee of $3,000 and a due diligence fee of $7,500 plus 50,000 shares of the Company’s common stock issued to the placement agent in July 2006 in connection with the promissory notes. All of the Company’s shares of common stock issued in relation to the promissory notes have Rule 144 piggyback registration rights. In January 2007, the Company extended the maturity date of five of the promissory notes, totaling $100,000, to March 10, 2007, inclusive of a ten day grace period. In connection with the extensions, the Company has agreed to increase the interest rate of the promissory notes to 20% per annum and the Company has issued to the note holders 100,000 shares of the Company’s common stock at $0.0435 per share for the month of February 2007. Additionally, the Company issued 10,000 shares of the Company’s common stock at $0.0435 per share to the placement agent for the month of February 2007. The note holders and the placement agent are entitled to the aforementioned issuances on a pro-rated basis for every month that the notes are extended. The Company paid $500 to the placement agent’s attorney for document review related to the extensions. The remaining promissory note in the amount of $50,000 was paid in full in February 2007. The Company has issued to the note holders 100,000 shares of the Company’s common stock at $0.025 per share for the month of March 2007. Additionally, the Company issued 10,000 shares of the Company’s common stock at $0.025 per share to the placement agent for the month of March 2007. In March 2007, the Company partially repaid the five remaining notes in the amount of $50,000. The Company has issued to the note holders 50,000 shares of the Company’s common stock at $0.035 per share for the month of April 2007. Additionally, the Company issued 5,000 shares of the Company’s common stock at $0.035 per share to the placement agent for the month of April 2007. All of the Company’s shares of common stock issued in relation to the extensions have Rule 144 piggyback registration rights. For the three months ended March 31, 2007, the Company expensed $7,535 of financing expenses related to the issuance of the shares relating to the note extensions. In April 2007, the Company and the remaining note holders reached an informal agreement whereby the note holders have agreed to extend the notes on a month-to month basis.

In January 2007, the Company executed a promissory note with an individual in the amount of $50,000. The note is non-interest bearing with principal due February 15, 2007. Upon repayment, the Company shall make an additional lender’s fee payment of $3,000 to the individual. In connection with the promissory note, the Company issued 30,000 restricted shares of common stock to the individual at a price of $0.045 per share. In March 2007, the note was repaid in full along with the lender’s fee payment. For the three months ended March 31, 2007, the Company expensed $1,350 of financing expenses related to the issuance of the shares.

In February 2007, the Company executed a promissory note with an unrelated individual in the amount of $50,000. The note bears interest at 18% per annum with principal due June 5, 2007. Upon repayment, the Company shall make an additional lender’s fee payment of $4,000 to the individual. In connection with the promissory note, the Company issued 150,000 restricted shares of common stock to two individuals at $0.04 per share and paid a legal fee of $500 to the lender’s attorney. In addition, the Company’s CEO executed a Personal Guaranty Agreement guarantying $25,000 of the promissory note in the event the Company defaults on the note. For the three months ended March 31, 2007, the Company expensed $6,525 of financing expenses related to the issuance of the shares.

Interest and financing expense for notes payable for the three months ended March 31, 2007 was $5,030.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

NOTE 8 -  NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties at March 31, 2007 consisted of the following:

Nine notes payable with its CEO aggregating $626,000:

•
Three notes, aggregating $189,000, with interest at a per annum rate equal to the CEO’s private account monthly lending rate were extended to March 31, 2007 and the interest rate was revised to a fixed rate of 8%, effective August 1, 2006. The notes have been extended to May 31, 2007.

•	Two notes, aggregating $160,000 with interest at a rate equal to 8% per annum were extended to May 31, 2007.
•
Two notes, in the amount of $5,000 and $150,000 bearing interest at a per annum rate equal to the CEO’s private account monthly lending rate having maturity dates of September 30, 2006 were extended to May 31, 2007 and the interest rate was revised to a fixed rate of 8%, effective August 1, 2006.

•	One note in the amount of $100,000 bearing interest at a rate equal to 9% per annum with a maturity date of September 30, 2006 was extended to May 31, 2007.
•	The remaining note was executed in February 2007 in the amount of $22,000. The note bears interest at a rate equal to 8% per annum with principal due July 31, 2007.

For the seven months ended July 31, 2006, the interest rate ranged between 8.625% and 11% per annum. In connection with the $100,000 note and the $22,000 note, the Company issued warrants exercisable in the aggregate into 288,000 shares of the Company’s common stock at an exercise price of $0.05 per share for 88,000 warrants and $0.13 per share for 200,000 warrants to the CEO. These warrants are exercisable for a period of five years from issuance. The fair value of the warrants issued using the Black-Scholes Option Pricing Model was $28,058. For the three months ended March 31, 2007, the Company recorded $1,879 in notes payable discount related to the issuance of the February 2007 warrants.

At March 31, 2007, the Company had executed four notes payable with its President due May 31, 2007 aggregating $25,000. Notes totaling $10,000 are non-interest bearing. Notes totaling $15,000 bear interest at a rate equal to 8% per annum.

Financing expense for notes payable - related parties for the three months ended March 31, 2007 and 2006 was $12,891 and $5,856, respectively.

NOTE 9 - ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2007:

Interest	$368,475
Commitment fees	32,697
Professional fees	153,146
Other	247,756
Total accrued expenses	$802,074

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

NOTE 10 -  SECURED CONVERTIBLE NOTES PAYABLE

Prior to the maturity date of both secured convertible promissory notes, the Company notified Cornell and Highgate that it is currently evaluating available maturity options regarding the convertible notes.  Cornell and Highgate have agreed to extend the maturity date until the options afforded the company have been concluded.

Conversions to Common Stock

For the three months ended March 31, 2007, Cornell converted $35,000.00 of the April 27, 2005 debenture into 1,838,235 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion price ranged from $0.012 to $0.034 per share.

For the three months ended March 31, 2007, Highgate converted $20,279.64 of the May 6, 2005 debenture into 590,460 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion price was $0.034 per share.

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

NOTE 12 -  STOCKHOLDERS’ DEFICIENCY

Issuance of Stock for Services

In August 2005, the Company entered into a retainer agreement with an attorney, whereas the attorney will act as in house counsel for the Company with respect to all general corporate matters. The agreement is at will and requires a payment of 10,000 shares of common stock, valued at $0.90 per share, due upon execution. The certificate for the 10,000 shares of common stock was issued in October 2005. Commencing on September 1, 2005, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market. For the three months ended March 31, 2007, the Company issued 7,500 shares of common stock, valued at $331 all of which has been expensed as legal fees related to the agreement.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

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
The advisor shall also receive a quarterly payment of $5,000 effective June 2006, a 10% commission on gross revenues for introduced customers and commission on introduced financing as follows:

Gross Proceeds	Cash Commission	Equity Commission
$ 500,000 to $ 999,999	$25,000	200,000 shares
$1,000,000 to $1,999,999	$50,000	400,000 shares
$2,000,000 to $2,999,999	$100,000	800,000 shares
$3,000,000 to $3,499,999	$150,000	1,000,000 shares
$3,500,000 to $3,999,999	$175,000	1,200,000 shares
$4,000,000 and up	$200,000	1,600,000 shares

The term of the agreement is perpetual with thirty day written termination rights retained by both the Company and the advisor. In February 2007, the Company executed two amendments to the agreement. The first amendment authorizes the Company to compensate the advisor 333,333 shares of the Company’s common stock, in lieu of cash, at $0.045 per share for all compensation owed to the advisor as of the date of the amendment. The shares are restricted and have piggy back registration rights upon the next registration statement filed by the Company. In connection with the amendment, the Company issued to the advisor an aggregate of 50,000 two year warrants to purchase shares of the Company’s common stock at an exercise price of $0.10 per share. Per the terms of the second amendment, the Company issued 100,000 restricted shares of the Company’s common stock at $0.045 per share in consideration for services rendered to date. For the three months ended March 31, 2007, the Company expensed $19,500 of financing expenses related to the issuance of the shares.

In February 2006, the Company executed an agreement with a firm to provide business development services to expand the Company’s sales and marketing efforts primarily in South America and Mexico (see Note 14). As compensation for the services, the firm shall receive a fee of $10,000 per month beginning on February 15, 2006. For the initial four months of the agreement, the fee will be in the form of the Company’s common stock. For the second four months of the agreement, the fee shall be paid as $5,000 cash and $5,000 in the Company’s common stock. The stock price will be calculated based upon the ten days average bid price, prior to the 15th of each month, with the lowest bid price no lower than $0.25 per share. The shares are restricted and have piggyback registration rights upon the next registration statement filed by the Company. There shall be no fee for the last four months of the agreement’s first year. The firm shall also receive a commission of 10% of the net sales from introduced customers. The term of the agreement is perpetual with thirty day written termination rights retained by both the Company and the firm. In March 2006, the agreement was amended to expand the territory outside of South America and Mexico on a case by case basis with written approval required by both the Company and the firm. For the three months ended March 31, 2007, $25,000 of fees related to this agreement are included in accrued liabilities.

In April 2006, the Company entered into a consulting agreement with an advisory firm, to provide review and advice concerning the technical design of existing and planned products or services, business development, sales assistance, financing advice, consulting services, market development and public relations, advising on issues regarding corporate structure, stock option plans and introducing the Company to potential investors. The term of this agreement was one year, ending March 31, 2007. The agreement calls for compensation in the amount of 350,000 shares of the Company’s common stock valued at $0.19 per share.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

In January 2007, the Company executed a consulting agreement with an investor relations firm whereby the firm shall provide public and investor relations services to the Company. As consideration for the services, the firm shall receive 250,000 shares of the Company’s common stock, at $0.055 per share. The shares shall be restricted and have piggyback registration rights upon the next registration statement filed by the Company. The term of the agreement is for ninety days and it can be renewed by the mutual consent of the Company and the firm. For the three months ended March 31, 2007, the Company expensed $13,750 of consulting expenses related to this agreement.

In February 2007, the Company issued 62,500 shares of its restricted common stock at $0.04 per share to a trade vendor as partial remuneration, in the amount of $2,500, of the Company’s open indebtedness to the vendor.

In March 2007, the Company issued 45,810 shares of its restricted common stock at $0.0247 per share to a trade vendor as remuneration, in the amount of $1,132, of the Company’s open indebtedness to the vendor.

Issuance of Stock for Financing

In December 2006, in accordance with a letter of understanding executed with an investment firm, the Company issued 100,000 restricted shares of its common stock valued at $0.05 per share to the firm. The remaining 100,000 restricted shares of the Company’s common stock owed to the firm per the terms of the letter were issued in January 2007 at $0.045 per share (see Note 14). For the three months ended March 31, 2007, the Company expensed $5,000 of financing expenses related to the issuance of the shares.

In January 2007, in accordance with a term sheet executed with an investment firm, the Company issued 100,000 shares of common stock, valued at $0.045 per share, to the investment firm, per their distribution instructions, as additional consideration for services rendered (see Note 14). The Company’s shares of common stock issued have Rule 144 piggyback registration rights. For the three months ended March 31, 2007, the Company expensed $4,500 of financing expenses related to the issuance of the shares.

Issuance of Warrants for Services

In January 2007, in accordance with a consulting agreement executed with a sales consultant, the consultant received warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.10 per share with a term of two years from the effective date. For the three months ended March 31, 2007, the Company recorded $6,375 of consulting expense related to the warrants (see Note 14).

In February 2007, in accordance with an amendment to the advisory board agreement executed with an advisor, the advisor received warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.10 per share with a term of two years from the effective date. For the three months ended March 31, 2007, the Company recorded $1,560 of consulting expense related to the warrants (see Note 12 above).

Issuance of Options for Employment Services

In January 2007, the Company issued stock options to purchase 643,079 shares of common stock to ten employees. The options were issued in accordance with the Company’s 2004 Equity Incentive Plan. The option shares are exercisable at $0.05 per share and expire in January 2017. The shares vest after a one year period.

In February 2007, the Company issued stock options to purchase 1,158,890 shares of common stock to nine employees. The options were issued in accordance with the Company’s 2004 Equity Incentive Plan. Options totaling 558,120 shares are exercisable at $0.045 per share and options totaling 600,770 shares are exercisable at $0.05 per share. All of the options expire in February 2017. The shares vest after a one year period.

In March 2007, the Company issued stock options to purchase 1,704,231 shares of common stock to eleven employees. The options were issued in accordance with the Company’s 2004 Equity Incentive Plan. Options totaling 785,255 shares are exercisable at $0.024 per share and options totaling 918,976 shares are exercisable at $0.0375 per share. All of the options expire in March 2017. The shares vest after a one year period.

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

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

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

In March 2007, the Company sold to five individuals 615,042 shares of common stock, at $0.0247 per share.

Warrant Agreements

At March 31, 2007, the Company has warrants issued related to its convertible notes payable. The warrant agreements entitle the note holders to purchase the Company’s common stock at: $0.55 per share for 66,667 warrants, $0.25 per share for 400,000 warrants, $0.20 per share for 45,000 warrants and $0.16 per share for 562,500 warrants. The agreements have an exercise term of two years for 66,667 warrants, three years for 45,000 warrants and five years for 962,500 warrants.

At March 31, 2007, the Company has warrants issued related to its convertible notes payable - related parties. The warrants entitle the note holders to purchase the Company’s common stock at $1.00 per share and have an exercise term of ten years. At March 31, 2007, 31,000 warrants expire in the year 2013, 16,500 expire in the year 2014, 21,700 in the year 2015 and 11,300 expire in the year 2016.

At March 31, 2007, the Company has warrants issued related to its notes payable - related parties. The warrants entitle the note holder to purchase the Company’s common stock at $0.05 per share for a total of 88,000 warrants and $0.13 per share for a total of 200,000 warrants and have an exercise term of five years.

NOTE 13 -  STOCK BASED COMPENSATION

In September 2004, the stockholders approved the Equity Incentive Plan for its employees (“Incentive Plan”), effective April 1, 2004. Of the total authorized for issuance at March 31, 2007, 5,149,247 shares were available for future issuance. Stock options granted under the Incentive Plan are typically granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options also generally vest over a period of one or three years with respect to grants made to employees. Options typically expire ten years from the date of grant.

2004 Equity Incentive Plan

The Incentive Plan provides 5,000,000 shares of common stock to be offered from either authorized and unissued shares or issued and reacquired shares as treasury stock by the Company. Officers and key employees, who in the judgment of the Company render significant service to the Company, are eligible to participate. The Incentive Plan provides for the award of a broad variety of stock-based compensation alternatives such as non-qualified stock options, incentive stock options, restricted stock, performance awards and stock appreciation rights. The number of shares authorized for issuance under the Incentive Plan was increased to 10,000,000 in September 2006 and 15,000,000 in March 2007 by unanimous consent of the Board of Directors. Option shares totaling 4,605,000 vest equally over a three year period beginning one-year from the date of grant and option shares totaling 5,245,753 vest over a one-year period from the date of grant.

The table below summarizes the Company’s Incentive Plan stock option activity through March 31, 2007:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Granted	4,514,553	$0.0698 - 0.10	$0.0920		$	---
Canceled	---	---				---
Exercised	---	---				---
Expired	---	---				---
Balance, December 31, 2006	6,344,553	$0.0698 - 0.10	$0.3540		$	---
Granted	3,506,200	$0.024 - 0.050	$0.0401		$	---
Canceled	---	---				---
Exercised	---	---				---
Expired	---	---				---
Balance,
March 31, 2007	9,850,753	$0.024 - 1.00	$0.2422		$	---
Vested and Exercisable, March 31, 2007	4,240,734		$0.2422		$	---

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

As of March 31, 2007, an aggregate of 9,850,753 options were outstanding under the incentive plan. The exercise price for 1,830,000 options is $1.00, for 2,775,000 options is $0.10, for 348,096 options is $0.099, for 405,432 options is $0.085, for 492,309 options is $0.07, for 493,716 options is $0.0698, for 1,243,850 is $0.05, for 558,119 is $0.045, for 918,976 is $0.0375 and for 785,255 is $0.024. As of March 31, 2006, an aggregate of 1,830,000 options, with an exercise price of $1.00, were outstanding under the incentive plan. At March 31, 2007, there were 4,240,734 vested incentive plan stock options outstanding of which 196,314 options are exercisable at $0.024, 229,744 options are exercisable at $0.0375, 139,530 options are exercisable at $0.045, 310,963 options are exercisable at $0.05, 288,001 options are exercisable at $0.0698, 287,180 options are exercisable at $0.07, 236,502 options are exercisable at $0.085, 203,056 options are exercisable at $0.099, 652,083 options are exercisable at $0.10 and 1,697,361 options are exercisable at $1.00.

As of March 31, 2007, there was $381,952 of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 12 months.

The following table summarizes information concerning outstanding and exercisable Incentive Plan options as of March 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$1.0000	1,830,000	7.00	$1.0000	1,697,361	$1.0000
$0.0698 - $0.10	4,514,553	9.00	0.0920	1,666,822	0.0920
$0.0240 - $0.05	3,506,200	10.00	0.0401	876,551	0.0401

	9,850,753	8.67	$0.2422	4,240,734	$0.2422

Non-Incentive Plan Stock Option Grants

As of March 31, 2007, the Company had outstanding an aggregate of 7,618,889 non-plan, non-qualified options for non-employees and no outstanding incentive options outside of the Plan.

The table below summarizes the Company’s non-incentive plan stock option activity through March 31, 2007:

	Number ofOption Shares	Exercise Price RangePer Share	Weighted AverageExercise Price	Weighted Average Remaning Contracutal Term (in years)		Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2005	7,618,889	$0.36 - $ 0.90	$0.361		$	---
Granted	---	---				---
Canceled	---	---				---
Exercised	---	---				---
Expired	---	---				---
Balance, December 31, 2006	7,618,889	$0.36 - 0.90	$0.361		$	---
Granted	---	---				---
Canceled	---	---				---
Exercised	---	---				---
Expired	---	---				---
Balance, March 31, 2007	7,618,889	$0.36 - 0.90	$0.361		$	---
Vested and Exercisable, March 31, 2007	7,618,889		$0.361		$	---

At March 31, 2007 and 2006, there were 7,618,889 non-incentive plan stock options outstanding of which 7,600,000 options were exercisable at $0.36 and 18,889 options were exercisable at $0.90. At March 31, 2007, there were 7,618,889 vested non-incentive plan stock options outstanding of which 7,600,000 options are exercisable at $0.36 and 18,889 options are exercisable at $0.90.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

The following table summarizes information concerning outstanding and exercisable Non-Incentive Plan options as of March 31, 2007:

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

The approximate future annual minimum rentals under non-cancelable operating leases in effect on March 31, 2007 are as follows:

Space	Equipment	Office
2007	57,043	2,528
2008	6,299	1,966
	$63,342	$4,494

Rent expense charged to operations for office space for the three months ended March 31, 2007 and 2006 amounted to $17,238 and $17,238, respectively. The expense charged to operations for equipment rental for the three months ended March 31, 2007 and 2006 amounted to $843 and $550, respectively.

Payroll Taxes

As of March 31, 2007, the Company owes $53,374 of payroll taxes, of which approximately $45,000 are delinquent from the year ended December 31, 2003. The Company has also recorded $32,462 of related estimated penalties and interest on the delinquent payroll taxes. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available.

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

As of March 31, 2007, the approximate future annual minimum commitment fees under this agreement as amended are as follows:

2007	$37,500
2008	37,500
Total	$75,000

As of March 31, 2007 the Company had a balance due of $45,000. In February 2007, the Company and Panasonic reached an informal agreement whereby the Company has agreed to make periodic payments in order to repay any past due balance in full by May 31, 2007.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

Consulting Agreements

In May 2006, the Company executed a consultant agreement with a sales consulting firm to act as a global sales consultant and provide an individual to serve as the manager of the Company’s sales department. The firm received warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.20 per share over a term of three years. The fair value of the warrants issued using the Black-Scholes Option Pricing Model was $23,120. The firm will receive a 10% commission on net revenues resulting from a direct introduction, a 5% commission on net revenues from introduced integrators, resellers or distributors and a 2% commission on net sales made by the Company’s internal sales representatives if the firm was instrumental in closing the sale. Additionally, for the direct introduction, the firm shall receive 200,000 warrants for each $1,000,000 in sales booked by the Company up to a maximum of 1,000,000 warrants. The warrants shall have an exercise price of $0.25 per share, $0.30 per share, $0.35 per share, $0.40 per share and $0.45 per share, respectively, for each $1,000,000 in direct sales earned. All of the warrants shall have a term of three years. In January 2007, the Company executed an amendment to the consultant agreement. Per the terms of the amendment, the firm, in consideration for services rendered, received warrants to purchase an additional 150,000 shares of the Company’s common stock at an exercise price of $0.10 per share and a term of two years from the date of signing. As of March 31, 2007, the fair value of the warrants issued using the Black-Scholes Option Pricing Model of $6,375 was included in consulting expense.

Letter of Understanding

In December 2006, the Company executed a Letter of Understanding with an investment firm whereby the Company and the firm agreed to pursue further agreements on an ongoing best efforts basis in order for the Company to obtain financing of $3 million to $5 million. Per the letter, the Company will pay to the investment firm a retainer fee in cash of $40,000 payable as $2,500 upon execution of the letter, paid in December 2006, and $37,500 upon closing of the funding transaction. Also upon closing of the funding transaction, the Company will pay the firm an expense fee of $5,000 per month and a finder’s fee equal to $400,000 in cash and $400,000 in equity on a pro-rated basis assuming a total funding transaction of $5 million. In connection with the letter, the firm received 200,000 restricted shares of the Company’s common stock at $0.05 per share. Per the terms of the letter, 100,000 shares were issued in December 2006 and 100,000 shares were issued in January 2007 (see Note 12).

Term Sheet with Investment Firm

In January 2007, the Company executed a term sheet with an investment firm whereby the firm will assist the Company on an ongoing best efforts basis in order for the Company to obtain financing of up to $100,000. Per the term sheet, the Company will pay to the investment firm a placement agent fee in cash equal to 10% of the amount of convertible notes sold and in shares of the Company’s common stock in a number equal to 20% of the total bonus shares issued to the note holders. Also, the Company will pay a legal fee of $1,000 to the placement agent’s attorney for document review and $500 to the escrow agent upon the closing and transfer of funds related to the term sheet. All of the Company’s shares of common stock issued in relation to the term sheet will have Rule 144 piggyback registration rights. The notes were executed in February 2007 and the closing and transfer of funds occurred in March 2007 (see Note 5). In January 2007, the Company issued 100,000 shares of common stock, valued at $0.045 per share, to the investment firm, per their distribution instructions, as additional consideration for services rendered (see Note 12). The Company’s shares of common stock issued have Rule 144 piggyback registration rights.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

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

Factoring Agent

In March 2007, the Company entered into a sale and subordination agreement with a factoring agent whereby the Company sold its rights to two invoices, from February 2007 and March 2007, totaling $470,200 to the agent. Upon signing the agreement and providing the required disclosures, the factoring agent remitted 65%, or $144,440, of the February 2007 invoice and a partial percentage of $53,010 of the March 2007 invoice to the Company. The Company paid a $500 credit review fee to the agent relating to the agreement. Per the terms of the agreement, once the Company’s client remits the invoice amount to the factoring agent, the agent deducts a discount fee from the remaining balance of the factored invoices and forwards the net proceeds to the Company. The discount fee is computed as a percentage of the face amount of the invoice as follows: 2.25% fee for invoices paid within 30 days of the down payment date with an additional 1.125% for each 15 day period thereafter.

NOTE 15 - CONCENTRATION OF CREDIT RISK

(i) Customers and Credit Concentrations

Three customers accounted for 94.3%, 2.7% and 2.2%of net sales for the three months ended March 31, 2007 and 93.9%, 2.7% and 2.5% of the total accounts receivable as of March 31, 2007, respectively. Five customers accounted for 34.3%, 27.8%, 16.1%, 13.7% and 4.6%of net sales for the three months ended March 31, 2006 and 35.9%, 29.1%, 14.6%, 14.4% and 3.1% of the total accounts receivable as of March 31, 2006, respectively.

NOTE 16 - SUBSEQUENT EVENTS

Conversions to Common Stock

In April 2007, Cornell converted $40,000 of the April 27, 2005 debenture into 2,452,153 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion price ranged from $0.0152 to $0.0176 per share.

In May 2007, Cornell converted $20,000 of the April 27, 2005 debenture into 1,470,588 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion price was $0.0136 per share.

Convertible Notes Payable

In April 2007, in relation to the April 2007 term sheet executed with an investment firm, the Company sold a total of one unit to one individual, consisting of an 18% convertible note payable in the amount of $25,000 and 120,000 bonus shares of the Company’s common stock, valued at $0.019, with principal due October 24, 2007. The holder is entitled, to convert, the debenture, plus accrued interest, into shares of the Company’s common stock at the price of $0.05 per share. Six months of prorated prepaid interest, for a total of $2,250, was due at closing, in May 2007, and was withheld from the net proceeds remitted to the Company by the placement agent. The Company paid a placement agent fee of $3,209 and issued 24,000 shares of the Company’s common stock, valued at $0.019, in May 2007, relating to the convertible note. The Company also paid an escrow agent fee of $660, including expenses, relating to the convertible note. All of the Company’s shares of common stock issued in connection with the convertible notes have Rule 144 piggyback registration rights.

In May 2007, the Company executed a 9% convertible promissory note in the amount of $100,000 with an individual. The holder is entitled, to convert, the debenture, plus accrued interest, into shares of the Company’s common stock at $0.035 per share. If not converted, the entire principal amount and all accrued interest shall be due to the holder on the second year anniversary of the debenture. In connection with the convertible promissory note payable, the Company issued to the individual 571,429 warrants with an exercise price of $0.07 per share. The warrants are exercisable for a period of two years from issuance.

Term Sheet with Investment Firm

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

In April 2007, the Company executed a term sheet with an investment firm whereby the firm will assist the Company on an ongoing best efforts basis in order for the Company to obtain financing of up to $50,000. Per the term sheet, the Company will pay to the investment firm a placement agent fee in cash equal to 10% of the amount of convertible notes sold and in shares of the Company’s common stock in a number equal to 20% of the total bonus shares issued to the note holders. Also, the Company will pay a legal fee of $1,000 to the placement agent’s attorney for document review and $500 plus expenses to the escrow agent upon the closing and transfer of funds related to the term sheet. All of the Company’s shares of common stock issued in relation to the term sheet will have Rule 144 piggyback registration rights. A note was executed in April 2007 in the amount of $25,000 and the closing and transfer of funds occurred in May 2007. The Company’s shares of common stock issued have Rule 144 piggyback registration rights.

Consultant Agreements

In May 2007, the Company executed a consulting agreement with an individual software developer whereby the consultant will provide systems analysis, design, computer programming and engineering services to the Company as an independent contractor. The term of the agreement is perpetual with thirty day written termination rights retained by both the Company and the consultant. Per the terms of the agreement, billable projects shall be defined through the completion of a task order. Upon execution of the agreement, the Company agreed to record a prorated fee for the period October 15, 2006 to April 30, 2007 for $1,500 plus 3,000 warrants per month. The warrants shall be valued at the closing market value of the Company’s common stock on the last day of each month. The warrants are exercisable for a period of two years from issuance.

Issuance of Stock for Services

In April 2007, the Company executed a consulting agreement with an investor relations firm to provide public and investor relations services to the Company. As compensation for the services, the firm shall receive a monthly retainer in the amount of $5,500 and 50,000 shares of the Company’s common stock, valued at $0.019 per share. The shares shall be restricted and have piggyback registration rights upon the next registration statement filed by the Company. The term of the agreement is for three months and can be renewed provided the Company and the firm both agree in writing.

Issuance of Options for Employment Services

In April 2007, the Company issued stock options to purchase 1,551,840 shares of common stock to eleven employees. The options were issued in accordance with the Company’s 2004 Equity Incentive Plan. The option shares are exercisable at $0.023 per share and expire in April 2017. The shares vest after a one year period.

In April 2007, the Company issued stock options to purchase 100,000 shares of common stock to one employee. The options were issued in accordance with the Company’s 2004 Equity Incentive Plan. The option shares are exercisable at $0.50 per share and expire in April 2017. The shares vest annually over a three year period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations. Important factors that could cause actual results to differ materially from our expectations are disclosed in this quarterly report as well as in our annual report on Form 10-KSB for the fiscal year ended December 31, 2006.

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

Background

We are a software development and services company that offers a suite of integrated computer network security products using proprietary technology. We were organized in August 2001 under New Jersey law as Strike Force Technical Services, Inc. We initially conducted operations as an integrator and reseller of computer hardware and telecommunications equipment and services. In December 2002, and formally memorialized by an agreement in September 2003, we acquired certain intellectual property rights and patent pending technology from NetLabs.com including the rights to further develop and sell their principal technology and certain officers of NetLabs.com joined StrikeForce as officers and directors of our Company. We subsequently changed our name to StrikeForce Technologies, Inc., under which we had conducted our business since August 2001. Our strategy is to develop and exploit our suite of network security products for customers in the corporate, financial, government, e-commerce and consumer sectors. We plan to grow our business through internally generated sales, rather than by acquisitions. We have no subsidiaries and we conduct our operations from our corporate office in Edison, New Jersey.

We began our operations in 2001 as a reseller and integrator of computer hardware and iris biometric technology. We derived the majority of our revenues as an integrator from the time we started our operations through the first half of 2003. In December 2002, upon the acquisition of the licensing rights to certain intellectual property and patent pending technology from NetLabs.com, we shifted the focus of our business to developing and marketing our own suite of security products. Based upon the acquired licensing rights the Company has now developed various identification protection software products to protect computer networks from unauthorized access and to protect network owners and users from identity theft. The Company is seeking to commercially exploit the products in the areas of eCommerce, corporate, government and consumer sectors. We are a development stage business and have had nominal revenues since our formation. We have maintained our relationship with Panasonic and LG as a reseller, primarily for the resale of biometric identification equipment, such as iris scanners, that can be used with our software products. We generated nominal revenues from our activities as a reseller during 2006 and 2005. On August 3, 2005 the Company’s registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission and on December 14, 2005 the Company received its clearance for quotation on the Over-The-Counter Bulletin Board.

We completed most of the development of our suite of security products at the end of 2006 and we began to make these products available to the marketplace. For the three months ended March 31, 2006, we generated all of our 2006 revenues of $14,589 from the sales of our security products and for the three months ended March 31, 2007 we generated all of our 2007 revenues of $498,400 from the sales of our security products. We seek to locate customers in a variety of ways. These include contracts with value added resellers, direct sales calls initiated by our sales staff, exhibitions at security and technology trade shows, through the media, consulting agreements and through word of mouth. Our sales generate revenue either as an Original Equipment Manufacturer (OEM) model, through a Hosting/License agreement, or through direct purchase by customers. We price our products for consumer transactions based on the number of transactions in which our software products are utilized and we price our products for business applications based on the number of users. We also expect that we may generate revenue from annual maintenance contracts, renewal fees and the execution of international agreements.

We have incurred substantial operating losses since commencing operations. We believe that our products provide a cost-effective and technologically competitive solution to address the problems of network security and identity theft in general. There can be no assurance, however, that our products will gain acceptance in the commercial marketplace or that one of our competitors will not introduce a technically superior product. The products that we offer to customers are discussed in Item 1, Description of Business of our annual report on Form 10-KSB/A.

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

Results of Operations

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

Revenues for the three months ended March 31, 2007 were $498,400 compared to $14,589 for the three months ended March 31, 2006, an increase of $483,811 or 3,316%. The resultant increase in revenues was primarily due to the sales of our newly developed GuardedID® keyboard encryption and anti-keylogger technology.

Revenues generated consisted of software sales, revenue from sign on fees, transaction revenues, consulting revenues and commissions. Software sales for the three months ended March 31, 2007 were $470,200 compared to $0 for the three months ended March 31, 2006, an increase of $470,200. The resultant increase in software revenues was primarily due to the sales of our unique “Out-of-Band” GuardedID® keystroke encryption product. Sign on fees for our ASP transaction model amounted to $0 for the three months ended March 31, 2007 compared to $4,000 for the three months ended March 31, 2006, a decrease of $4,000. The decrease was due to the lack of signing up new clients as the Company focused its attention on its new product, GuardedID®. Transaction revenues from the ASP hosting model were $28,200 for the three months ended March 31, 2007 and $10,589 for the three months ended March 31, 2006, an increase of $17,611. The increase was due primarily to the activity generated by our existing clients.

Cost of revenues for the three months ended March 31, 2007 was $14,955 compared to $2,007 for the three months ended March 31, 2006, an increase of $12,948, or 645%. The increase was primarily due to the processing fees incurred as a result of the increase in transactions relating to our ASP hosting service.

Gross profit for the three months ended March 31, 2007 was $483,445 compared to $12,582 for the three months ended March 31, 2006, an increase of $470,863, or 3,743%. The resultant increase in gross profit was primarily due to the sales of our GuardedID® keyboard encryption and anti-keylogger technology.

Research and development expenses for the three months ended March 31, 2007 were $88,540 compared to $104,595 for the three months ended March 31, 2006, a decrease of $16,055, or 15.4%. The decrease is primarily attributable to a decrease in compensation costs as a result of decreases in research and development personnel as our suite of products enters the marketplace with concentration more focused on support. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative expenses for the three months ended March 31, 2007 were $553,532 compared to $1,239,763 for the three months ended March 31, 2006, a decrease of $686,231 or 55.4%.

Selling, general and administrative expenses at March 31, 2007 and March 31, 2006 consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, travel costs, non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses. Effective January 1, 2006 employees’ stock option grants are accounted for under FAS 123R for new options granted to employees.

The net decrease was due primarily to decreases in our sales department staffing, advertising, promotion and marketing, legal and accounting, and overhead.

Other expense for the three months ended March 31, 2007 was $345,784 as compared to a restated amount of $150,527 for the three months ended March 31, 2006, representing an increase in other expenses of $195,257, or 130%. The increase was primarily due to interest charges for notes payable and net, mark to market changes in the fair value of derivative financial instruments relating to the secured convertible promissory notes.

Our net loss for the three months ended March, 31, 2007 was $504,411 compared to a restated net loss of $1,482,303 for the three months ended March 31, 2006, a decrease of $977,892, or 66.0%. The resultant decrease in our net loss was primarily due to the increase in revenues generated from the sales of our GuardedID® keyboard encryption technology.

Liquidity and Capital Resources

Our total current assets at the three months ended March 31, 2007 were $682,835, including $73,920 in cash as compared with $365,263 in total current assets at the three months ended March 31, 2006, which included cash of $1,488. Additionally, we had a stockholders’ deficiency in the amount of $3,480,681 at the three months ended March 31, 2007 as compared to a shareholders’ deficiency of $2,538,663 at the three months ended March 31, 2006. The increase in the deficiency is a result of the Company’s net losses and funding through an increased debt position from convertible debentures and promissory notes rather than the sale of stock. We have historically incurred losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. The liabilities include a computed liability for the fair value of derivatives of $324,502, which will only be realized on the conversion of the derivatives, or settlement of the debentures.

We financed our operations during the three months ended March 31, 2007 through debt and equity financing and sales of our GuardedID® keystroke encryption technology. We expect that we will rely, at least in the near future, on a substantial percentage of the sales of our GuardedID® product and a limited number of customers for our other products revenues and may continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market grows, we will attain greater numbers of customers and the concentrations will diminish. Until this is accomplished, we will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing commitments of capital expenditures and until our sales revenue can provide greater liquidity.

The number of common shares outstanding increased from 21,269,565 shares at the period ended March 31, 2006 to 34,847,209 at the period ended March 31, 2007, an increase of 63.8%.

We do not expect to sell a significant amount of biometric iris equipment over the next twelve months.

We have historically incurred losses and we anticipate that we will not generate any significant revenues until the second quarter of 2007. Our operations presently require funding of approximately $150,000 per month. Our current forecast and potential pipeline substantiates our becoming profitable by the end of the 2007 calendar year based on some key potential clients contracting with the Company in the financial industry, technology, enterprise, government and consumer sectors in the United States, Latin America, Europe and Asia. There can be no assurance, however, that the sales anticipated will materialize or that we will achieve the profitability we have forecasted.

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

On March 31, 2007, $989,876 in aggregate principal amount of the Cornell debentures was issued and outstanding.

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

At March 31, 2007, $244,720.36 in aggregate principal amount of the Highgate debentures remained outstanding.

Pursuant to the terms of the Highgate securities purchase agreement, we are prohibited from utilizing the funds which we received from Highgate in a manner which would deviate from those specified in the securities purchase agreement.

The secured debentures bear simple interest at a rate of 7% per annum and mature 2 years after the date of issuance. The secured debentures were originally convertible into shares of our common stock at a conversion price equal to the lesser of (i) 120% of the average closing bid price for the 5 trading days immediately preceding the closing date (the “Highgate Fixed Conversion Price”); or (ii) 80% of the lowest closing bid price for the 5 trading days immediately preceding the date of conversion. In July, 2006, the Highgate Fixed Conversion Price was reduced to $0.085 in connection with an anti-dilution adjustment. In addition, we have the right to redeem the secured debentures, at any time prior to its maturity, upon 3 business day’s prior written notice to the holder. In the event that we redeem the secured debentures within 180 days after the date of issuance, the redemption price shall be 110% of the remaining balance of the secured debentures plus accrued interest. After 180 days the secured debentures may be redeemed at 120% of the remaining balance of the secured debentures plus accrued interest.

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

Prior to the maturity date of both secured convertible promissory notes, the Company notified Cornell/Highgate that it is currently evaluating available maturity options regarding the convertible notes.  Cornell/Highgate have agreed to extend the maturity date until the options afforded the company have been concluded.

During the period ended March 31, 2007, the Company sold units for an aggregate total of $53,692 to nine individuals which contained common stock and warrants. The issuance is exempt from registration under the Securities Act of 1933 and the rules and regulations promulgated thereunder. The individuals purchased and the Company issued a total of 1,544,877 shares of common stock from the Company at a price ranging from $0.0247 to $0.05 per share and three of the individuals received an aggregate of 181,967 warrants with an exercise price ranging from $0.065 to $0.096 per share which are exercisable for a period of two years from issuance.

Additionally, the Company issued unsecured convertible notes payable during the period ended March 31, 2007 in an aggregate total of $175,000 to seven unrelated parties.

The Company issued unsecured notes payable during the period ended March 31, 2007 in an aggregate total of $100,000 to two unrelated parties. Additionally, during the period ended March 31, 2007, the Company repaid a total of $150,000 of unsecured notes payable to seven unrelated parties.

The Company issued unsecured notes payable during the period ended March 31, 2007 in an aggregate total of $22,000 to one related party.

Summary of Funded Debt

As of March 31, 2007 the Company’s open unsecured promissory note balance was $200,000, listed as follows:

o
$100,000 to Cornell (this note by its terms became convertible into shares of common stock as of September 17, 2006 at the lesser of $0.22  per share or 90% of VWAP thirty day average prior to the date of conversion)

o $50,000 to five unrelated individuals through investment firm placement
o $50,000 to one unrelated firm

As of March 31, 2007 the Company’s open unsecured related party promissory note balances were $651,000, listed as follows:

o $626,000 to our CEO
o $25,000 to our President

As of March 31, 2007 the Company’s open convertible note balances were $2,399,596, net of discount on convertible notes of $76,359 and net of discount on secured convertible notes of $160,935, listed as follows:

o $989,876 to Cornell (04/05 amended secured debenture)
o $125,000 to an unrelated individual (01/05 unsecured debenture)
o $235,000 to an unrelated company (03/05 unsecured debenture)
o $244,720 to Highgate (05/05 secured debenture)
o $30,000 to an unrelated company (06/05 unsecured debenture)
o $10,000 to an unrelated individual (06/05 unsecured debenture)
o $140,000 to four unrelated individuals (07/05 unsecured debentures)
o $100,000 to an unrelated individual (03/06 unsecured debenture)
o $200,000 to an unrelated individual (06/06 unsecured debenture)
o $150,000 to an unrelated individual (09/06 unsecured debenture)
o $100,000 to six unrelated individuals (02/07 unsecured debentures) - current portion
o $75,000 to an unrelated individual (03/07 unsecured debenture) - current portion

As of March 31, 2007 the Company’s open convertible note balances - related parties were $478,000, listed as follows:

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

Going Concern

We are assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses of $504,411 for the three months ended March 31, 2007, compared to a net operating loss of $1,482,303 for the three months ended March 31, 2006. At March 31, 2007, the Company's accumulated deficit was $12,882,459, its working capital deficiency was $2,543,318 and approximately 82% of its assets consist of deferred royalties. Additionally, for the three months ended March 31, 2007, we had negative cash flows from operating activities of $123,579. Since our inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business may require additional capital. These conditions raise substantial doubt about our ability to continue as a going concern.

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

We review the terms of convertible debt and equity instruments that we issue to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. When the risks and rewards of any embedded derivative instrument are not “clearly and closely” related to the risks and rewards of the host instrument, the embedded derivative instrument is generally required to be bifurcated and accounted for separately. If the convertible instrument is debt, or has debt-like characteristics, the risks and rewards associated with the embedded conversion option are not “clearly and closely” related to that debt host instrument. The conversion option has the risks and rewards associated with an equity instrument, not a debt instrument, because its value is related to the value of our common stock. Nonetheless, if the host instrument is considered to be “conventional convertible debt” (or “conventional convertible preferred stock”), bifurcation of the embedded conversion option is generally not required. However, in certain circumstances, if the instrument is not considered to be conventional convertible debt (or conventional convertible preferred stock), bifurcation of the embedded conversion option may be required. Generally, where the ability to physical or net-share settle the conversion option is deemed to be not within our control, the embedded conversion option is required to be bifurcated and accounted for as a derivative financial instrument liability.

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

If the Company determined compensation expense based on the fair value at the dates for those awards consistent with the method of SFAS No. 123 and not the intrinsic value method, the effect on the historical financial statements for the periods presented would be as follows:

Period	Restated Loss as Originally Reported	Additional Employee Compensation Expense	Adjusted Loss For The Period

For the three months ended December 31, 2005	$5,174,926	$177,665	$5,352,591

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

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. Under this method, compensation cost in the first half of 2006 included the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the revised provisions of SFAS 123R. Prior to adoption of SFAS 123R, we accounted for stock based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and the disclosures required by SFAS No. 148, “Accounting for Stock- Based Compensation-Transition and Disclosure.” In accordance with APB Opinion No. 25, no stock-based compensation cost was reflected in prior year net income for grants of stock options to employees because we granted stock options with an exercise price equal to the market value of the stock on the date of grant.

The adoption of SFAS No. 123R increased the Company’s first quarter 2007 reported operating loss and net loss by $94,657. The expense is classified as selling, general and administrative expense on the statement of operations. The expense is classified as selling, general and administrative expense on the statement of operations.

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

In January 2007, the Company executed a consulting agreement with an investor relations firm whereby the firm shall provide public and investor relations services to the Company. As consideration for the services, the firm shall receive 250,000 shares of the Company’s common stock, at $0.055 per share. The shares shall be restricted and have piggyback registration rights upon the next registration statement filed by the Company. The term of the agreement is for ninety days and it can be renewed by the mutual consent of the Company and the firm.

In January 2007, in accordance with a letter of understanding executed with an investment firm, the Company issued 100,000 restricted shares of its common stock valued at $0.05 per share to the firm.

In January 2007, in accordance with a term sheet executed with an investment firm, the Company issued 100,000 shares of common stock, valued at $0.45 per share, to the investment firm, per their distribution instructions, as additional consideration for services rendered. The Company’s shares of common stock issued have Rule 144 piggyback registration rights.

In January 2007, in accordance with a consulting agreement executed with a sales consultant, the consultant received warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.10 per share with a term of two years from the effective date.

In January 2007, the Company issued stock options to purchase 643,079 shares of common stock to ten employees. The options were issued in accordance with the Company’s 2004 Equity Incentive Plan. The option shares are exercisable at $0.05 per share and expire in January 2017. The shares vest after a one year period.

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

In February 2007, in relation to the January 2007 term sheet executed with an investment firm (see Note 19), the Company sold a total of six units to six individuals, each unit consisting of an 18% convertible note payable in the amount of $16,667 and 66,667 bonus shares of the Company’s common stock, valued at $0.03988, for a total of $100,000 and 400,000 shares of common stock, with principal due August 31, 2007. The holder is entitled, at its option, to convert, the debenture, plus accrued interest, into shares of the Company’s common stock at the price of $0.05 per share. Six months of prorated prepaid interest, for a total of $8,729, was due at closing and was paid directly to the note holders by the Company. The Company paid a placement agent fee of $10,000 and issued 80,000 shares of the Company’s common stock, valued at $0.03988, in March 2007, relating to the convertible notes. The Company also paid an escrow agent fee of $500 and a legal fee of $1,000 relating to the convertible notes. All of the Company’s shares of common stock issued in connection with the convertible notes have Rule 144 piggyback registration rights.

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

In February 2007, the Company executed a promissory note with its CEO in the amount of $22,000. The note bears interest at 8% per annum with principal due July 31, 2007. In connection with the promissory note, the Company issued warrants exercisable in the aggregate into 88,000 shares of the Company’s common stock to its CEO at an exercise price of $0.05 per share. The warrants are exercisable for a period of five years from issuance.

In February 2007, Cornell converted $20,000 of the April 27, 2005 debenture into 588,235 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion was made on February 14, 2007 at a conversion price of $0.034 per share.

In February 2007, Highgate converted $20,280 of the May 6, 2005 debenture into 590,460 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion was made on February 14, 2007 at a conversion price of $0.034 per share.

In February 2007, the Company executed two amendments to an advisory board agreement executed in February 2006. The first amendment authorizes the Company to compensate the advisor 333,333 shares of the Company’s common stock, in lieu of cash, at $0.045 per share for all compensation owed to the advisor as of the date of the amendment. The shares are restricted and have piggy back registration rights upon the next registration statement filed by the Company. In connection with the amendment, the Company issued to the advisor an aggregate of 50,000 two year warrants to purchase shares of the Company’s common stock at an exercise price of $0.10 per share. Per the terms of the second amendment, the Company issued 100,000 restricted shares of the Company’s common stock at $0.045 per share in consideration for services rendered to date.

In February 2007, the Company issued 62,500 shares of its restricted common stock at $0.04 per share to a trade vendor as partial remuneration, in the amount of $2,500, of the Company’s open indebtedness to the vendor.

In February 2007, the Company issued stock options to purchase 1,158,890 shares of common stock to nine employees. The options were issued in accordance with the Company’s 2004 Equity Incentive Plan. Options totaling 558,120 shares are exercisable at $0.045 per share and options totaling 600,770 shares are exercisable at $0.05 per share. All of the options expire in February 2017. The shares vest after a one year period.

In February 2007, the Company sold to an individual 20,000 shares of common stock, at $0.05 per share.

In March 2007, the Company executed an 18% convertible promissory note in the amount of $75,000 with an individual. The holder is entitled, at its option, to convert the debenture, plus accrued interest, into shares of the Company’s common stock at the market value of the Company’s common stock at the date of note maturity, June 30, 2007. If not converted, the entire principal amount and all accrued interest shall be due to the holder on June 30, 2007. In connection with the convertible promissory note payable, the Company issued to the individual an aggregate of 150,000 shares of the Company’s common stock, valued at $0.039 per share. The Company’s shares of common stock issued in connection with the convertible note have Rule 144 piggyback registration rights.

In March 2007, Cornell converted $15,000 of the April 27, 2005 debenture into 1,250,000 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion was made on March 22, 2007 at a conversion price of $0.012 per share.

In March 2007, the Company issued 7,500 shares of its common stock, valued at $0.05 per share for 2,500 shares, $0.045 for 2,500 shares and $0.0375 for 2,500 shares, issuable to a law firm as compensation for general counsel legal services rendered.

In March 2007, the Company issued 45,810 shares of its restricted common stock at $0.0247 per share to a trade vendor as remuneration, in the amount of $1,132, of the Company’s open indebtedness to the vendor.

In March 2007, the Company issued stock options to purchase 1,704,231 shares of common stock to eleven employees. The options were issued in accordance with the Company’s 2004 Equity Incentive Plan. Options totaling 785,255 shares are exercisable at $0.024 per share and options totaling 918,976 shares are exercisable at $0.0375 per share. All of the options expire in March 2017. The shares vest after a one year period.

In March 2007, the Company sold to two individuals certain units which contained common stock and warrants. The Company issued 384,615 shares of common stock at $0.0325 per share and 76,923 warrants with an exercise price of $0.065 per share all of which are exercisable for a period of two years from the date of issuance.

In March 2007, the Company sold to five individuals 615,042 shares of common stock, at $0.0247 per share.

In April 2007, in relation to the April 2007 term sheet executed with an investment firm, the Company sold a total of one units to one individuals, each unit consisting of an 18% convertible note payable in the amount of $25,000 and 120,000 bonus shares of the Company’s common stock, valued at $0.019, with principal due October 24, 2007. The holder is entitled, at its option, to convert, the debenture, plus accrued interest, into shares of the Company’s common stock at the price of $0.05 per share. Six months of prorated prepaid interest, for a total of $2,250, was due at closing, in May 2007, and was withheld from the net proceeds remitted to the Company by the placement agent. The Company paid a placement agent fee of $3,209 and issued 24,000 shares of the Company’s common stock, valued at $0.019, in May 2007, relating to the convertible note. The Company also paid an escrow agent fee of $660, including expenses, relating to the convertible note. All of the Company’s shares of common stock issued in connection with the convertible notes have Rule 144 piggyback registration rights.

In April 2007, Cornell converted $40,000.00 of the April 27, 2005 debenture into 2,452,153 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion price ranged from $0.0152, converted on April 26, 2007, to $0.0176, converted on April 17, 2007, per share.

In April 2007, the Company issued stock options to purchase 1,551,840 shares of common stock to eleven employees. The options were issued in accordance with the Company’s 2004 Equity Incentive Plan. The option shares are exercisable at $0.023 per share and expire in April 2017. The shares vest after a one year period.

In April 2007, the Company issued stock options to purchase 100,000 shares of common stock to one employee. The options were issued in accordance with the Company’s 2004 Equity Incentive Plan. The option shares are exercisable at $0.50 per share and expire in April 2017. The shares vest annually over a three year period.

In April 2007, the Company executed a consulting agreement with an investor relations firm to provide public and investor relations services to the Company. As compensation for the services, the firm shall receive a monthly retainer in the amount of $5,500 and 50,000 shares of the Company’s common stock, valued at $0.019 per share. The shares shall be restricted and have piggyback registration rights upon the next registration statement filed by the Company. The term of the agreement is for three months and can be renewed provided the Company and the firm both agree in writing.

In May 2007, the Company executed a 9% convertible promissory note in the amount of $100,000 with an individual. The holder is entitled, at its option, to convert, the debenture, plus accrued interest, into shares of the Company’s common stock at $0.035 per share. If not converted, the entire principal amount and all accrued interest shall be due to the holder on the second year anniversary of the debenture. In connection with the convertible promissory note payable, the Company issued to the individual 571,429 warrants with an exercise price of $0.07 per share. The warrants are exercisable for a period of two years from issuance.

In May 2007, Cornell converted $20,000.00 of the April 27, 2005 debenture into 1,470,588 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion was made on May 14, 2007 at a conversion price of $0.0136 per share.

In May 2007, the Company executed a consulting agreement with an individual software developer whereby the consultant will provide systems analysis, design, computer programming and engineering services to the Company as an independent contractor. The term of the agreement is perpetual with thirty day written termination rights retained by both the Company and the consultant. Per the terms of the agreement, billable projects shall be defined through the completion of a task order. Upon execution of the agreement, the Company agreed to record a prorated fee for the period October 15, 2006 to April 30, 2007 for $1,500 plus 3,000 warrants per month. The warrants shall be valued at the closing market value of the Company’s common stock on the last day of each month. The warrants are exercisable for a period of two years from issuance.

All of the above offerings and sales were deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of StrikeForce Technologies, Inc.(1)
3.2	By-laws of StrikeForce Technologies, Inc. (1)
10.1	2004 Stock Option Plan. (1)
10.2	Securities Purchase Agreement dated December 20, 2004, by and among StrikeForce Technologies, Inc. and Cornell Capital Partners, LP. (1)
10.3	Secured Convertible Debenture with Cornell Capital Partners, LP. (1)
10.4	Investor Registration Rights Agreement dated December 20, 2004, by and between StrikeForce Technologies, Inc. and Cornell Capital Partners, LP in connection with the Securities Purchase Agreement.(2)
10.5	Escrow Agreement, dated December 20, 2004, by and between StrikeForce Technologies, Inc. and Cornell Capital Partners, LP in connection with the Securities Purchase Agreement. (2)
10.6	Security Agreement dated December 20, 2004, by and between StrikeForce Technologies, Inc. and Cornell Capital Partners, LP in connection with the Securities Purchase Agreement. (1)
10.7	Secured Convertible Debenture with Cornell Capital Partners, LP dated January 18, 2005. (1)
10.8	Royalty Agreement with NetLabs.com, Inc. and Amendments. (1)
10.9	Employment Agreement dated as of May 20, 2003, by and between StrikeForce Technologies, Inc. and Mark L. Kay. (1)
10.10	Amended and Restated Secured Convertible Debenture with Cornell Capital Partners, LP dated April 27, 2005. (1)
10.11	Amendment and Consent dated as of April 27, 2005, by and between StrikeForce Technologies, Inc. and Cornell Capital Partners, LP. (1)
10.12	Securities Purchase Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)
10.13	Investor Registration Rights Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (2)
10.14	Secured Convertible Debenture with Highgate House Funds, Ltd. dated April 27, 2005. (2)
10.15	Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)
10.16	Escrow Shares Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)
10.17	Security Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)
10.18	Network Service Agreement with Panasonic Management Information Technology Service Company dated August 1, 2003 (and amendment). (1)
10.19	Client Non-Disclosure Agreement. (1)
10.20	Employee Non-Disclosure Agreement. (1)
10.21	Secured Convertible Debenture with Highgate House Funds, Ltd. dated May 6, 2005. (2)
10.22	Termination Agreement with Cornell Capital Partners, LP dated February 19, 2005. (1)
10.23	Securities Purchase Agreement with WestPark Capital, Inc. (4)
10.2	Form of Promissory Note with WestPark Capital, Inc. (4)
10.25	Investor Registration Rights Agreement with WestPark Capital, Inc. (4)
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
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

STRIKEFORCE TECHNOLOGIES, INC.

Dated: May21, 2007	By: /s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: May21, 2007	By: /s/ Mark Joseph Corrao
Mark Joseph Corrao
Chief Financial Officer and Principal Accounting Officer