Form 10QSB
period 2007-06-30
StrikeForce Technologies Inc.
filed 2007-08-14
CIK 1285543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 2, 2007, the issuer had 55,798,088 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

STRIKEFORCE TECHNOLOGIES, INC.

INDEX TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

Contents	Page(s)

Balance Sheet at June 30, 2007	F-2

Statement of Operations for the Three and Six Months Ended June 30, 2007 and 2006	F-3

Statement of Stockholders’ Deficiency for the Six Months Ended June 30, 2007	F-4

Statement of Cash Flows for the Six Months Ended June 30, 2007 and 2006	F-5

Notes to the Financial Statements	F-6 to F-19

STRIKEFORCE TECHNOLOGIES, INC.
BALANCE SHEET
(UNAUDITED)

ASSETS

June 30,
2007
Current Assets:
Cash and cash equivalents	$25,553
Accounts receivable	304,591
Current portion of deferred royalties	305,953
Prepaid expenses and other current assets	22,541
Total current assets	658,638

Property and equipment, net	22,904
Deferred royalties, net of current portion	1,580,756
Website development cost, net	6,957
Patents	4,329
Security deposit	8,684
Total Assets	$2,282,268

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Convertible secured notes payable	$1,129,096
Derivative financial instruments	1,001,431
Current portion of convertible notes payable	227,000
Convertible notes payable - related parties	478,000
Notes payable	243,750
Notes payable - related parties	651,000
Capital leases payable	35,253
Accounts payable	757,733
Accrued expenses	974,823
Payroll taxes payable	53,374
Due to employees	61,807
Total current liabilities	5,613,267

Convertible notes payable, net of discount of $114,873	1,060,127
Total Liabilities	6,673,394

Commitments and contingencies

Stockholders' Deficiency
Preferred stock at $0.10 par value; 10,000,000 shares authorized;
none issued and outstanding	-
Common stock at $0.0001 par value; 100,000,000 shares authorized;
46,827,284 shares issued and outstanding	4,683
Additional paid-in capital	9,825,473
Accumulated deficit	(14,221,282)
Total Stockholders' Deficiency	(4,391,126)
Total Liabilities and Stockholders' Deficiency	$2,282,268

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE  30, 2007 AND 2006
(UNAUDITED)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006

Revenues	$54,932	$127,750	$553,332	$142,339

Cost of sales	3,598	14,531	18,553	16,538

Gross profit	51,334	113,219	534,779	125,801

Operating expenses:
Selling, general and administrative expenses	548,954	974,850	1,102,486	2,214,613
Research and development	92,962	60,380	181,502	164,975
Total operating expenses	641,916	1,035,230	1,283,988	2,379,588

Loss from operations before other (income) expense	(590,582)	(922,011)	(749,209)	(2,253,787)

Other (income) expense:
Interest expense	2,684	2,373	5,589	4,513
Financing expense	24,100	253,806	350,463	422,342
Derivative instruments (income) expense, net	721,456	(399,707)	737,973	(419,855)
Total other (income) expense	748,240	(143,528)	1,094,025	7,000

Net loss	$(1,338,822)	$(778,483)	$(1,843,234)	$(2,260,787)

Net loss per common share - basic and diluted	$(0.04)	$(0.04)	$(0.06)	$(0.11)

Weighted average number of common shares outstanding - basic and diluted	36,100,752	21,923,861	33,318,493	20,859,626

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE SIX MONTHS ENDED JUNE  30, 2007
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficiency

Balance at December 31, 2006	28,844,494	$2,884	$9,083,853	$(12,378,048)	$(3,291,311)

Sale of shares of common stock including warrants	2,273,154	227	69,064	-	69,291

Issuance of shares of common stock for conversions of	10,691,154	1,069	240,657	-	241,726
notes payable and accrued interest

Issuance of shares of common stock for consulting services	856,643	87	38,224	-	38,311

Issuance of shares of common stock for financing	4,161,839	416	119,990	-	120,406

Issuance of warrants in connection with convertible notes payable	-	-	55,352	-	55,352

Issuance of warrants in connection with consulting services	-	-	8,417	-	8,417

Employee stock option compensation	-	-	209,916	-	209,916

Net loss	-	-	-	(1,843,234)	(1,843,234)

Balance at June 30, 2007	46,827,284	$4,683	$9,825,473	$(14,221,282)	$(4,391,126)

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE  30, 2007 AND 2006
(UNAUDITED)

	2007	2006
Cash flows from operating activities:
Net loss	$(1,843,234)	$(2,260,787)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	9,598	13,015
Amortization of deferred financing costs	12,335	19,412
Amortization of discount on convertible notes	353,253	276,610
Amortization of deferred royalties	138,853	167,139
Mark to market on derivative financial instruments	737,973	(419,855)
Employee stock option compensation	209,916	70,042
Issuance of common stock, options and warrants for consulting services	46,728	516,964
Issuance of common stock, options and warrants for financing expense	124,045	28,000
Changes in assets and liabilities affecting operations:
Accounts receivable	(387,068)	(111,732)
Prepaid expenses and other current assets	1,352	3,014
Accounts payable	44,506	316,260
Accrued expenses	82,054	242,712
Payroll taxes payable	-	(3,741)
Due to employees	2,453	12,029
Net cash used in operating activities	(467,236)	(1,130,918)

Cash flows from investing activities:
Investment in website	(1,135)	(113)
Purchases of property and equipment	(2,782)	(9,992)
Net cash used in investing activities	(3,917)	(10,105)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	69,291	166,000
Proceeds from convertible notes payable	409,000	300,000
Proceeds from convertible notes payable - related parties	-	113,000
Proceeds from notes payable	-	100,000
Proceeds from notes payable - related parties	22,000	447,000
Payments of convertible notes payable - related parties	-	(43,500)
Payments of notes payable	(6,250)	-
Payments of notes payable - related parties	-	(7,000)
Payments on capital leases	(4,790)	(2,033)
Net cash provided by financing activities	489,251	1,073,467

Net increase (decrease) in cash	18,098	(67,556)

Cash and cash equivalents at beginning of period	7,455	77,094

Cash and cash equivalents at end of period	$25,553	$9,538

Supplemental disclosure of cash flow information:
Interest expense	$8,661	$5,381
Income taxes	$-	$-

Supplemental schedule of non-cash activities:
Revaluation of stock options issued for deferred royalties	$-	$(218,186)
Issuance of shares of common stock for services to be provided	$-	36,400
Issuance of warrants in connection with notes payable	$55,352	$81,622
Common stock issued in connection with notes payable	$-	$25,200
Common stock issued in connection with accrued interest	$3,497	$-
Conversion of convertible promissory notes payable into common stock	$160,780	$246,610

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
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

Interim period

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the instructions to Form 10-QSB and Items 303 and 310(B) of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2007, the results of operations for the three and six months ended June 30, 2007, changes in stockholders’ deficiency and cash flows for the six months ended June 30, 2007. The results of operations for the three and six months ended June 30, 2007, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2007.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations.

The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2006 as included in the Company’s report on Form 10-KSB/A as amended and filed on April 18, 2007.

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

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

 Cash and cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents

Net loss per common share

Net loss per common share is computed pursuant to SFAS No. 128, “Earnings Per Share”.  Basic loss per share is computed by taking net loss divided by the weighted average number of common shares outstanding for the period.  Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt, which excludes 17,616,435 shares of stock options, 7,722,439 shares of common stock issuable under warrants and 18,857,492 shares of common stock issuable under the conversion feature of the convertible notes payable for the six months ended June 30, 2007. These potential shares of common stock were not included as they were anti-dilutive.

New accounting pronouncements

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

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

NOTE 3 -           GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $14,221,282 and a working capital deficiency of $4,954,629 at June 30, 2007 and had a net loss and cash used in operations of $1,843,234 and $467,236 for the six months ended June 30, 2007, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

While the Company is attempting to increase sales, the Company’s cash position may not be sufficient to support the Company’s daily operations.  Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to produce sales volume and in its ability to raise additional funds, there can be no assurances to that effect.   The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

NOTE 4 -	DEFERRED ROYALTIES

On December 2, 2004, the Company issued NetLabs, as advance royalties, options to purchase 7,600,000 shares of the Company’s common stock at a price of $0.36 per share to vest as follows: 2,530,000 shares at September 11, 2004, 2,530,000 shares at September 11, 2005 and 2,540,000 shares at September 11, 2006 for the exclusive rights to the intellectual property related to the patents pending for its “Out-of-Band” technology and firewall solutions, while clarifying that NetLabs still retains ownership.

The fair values for these options are measured at the end of each reporting period and are fixed at each vesting date using the Black-Scholes Option Pricing Model.

Measurement is based upon the Black-Scholes Model using the following assumptions:

	December 31, 2005	December 31, 2006	June 30, 2007
Market share price	$0.900	$0.050	$0.022
Expected volatility	29.00%	152.00%	389.00%
Risk-free interest rate	4.35%	4.96%	5.03%
Expected life	5 years	5 years	5 years

As of June 30, 2007 the options to purchase 2,530,000 shares that vested at September 11, 2004 are valued (as fixed) at $1,066,395, the options to purchase 2,530,000 shares that vested at September 11, 2005 are valued (as fixed) at $1,529,132, and the options to purchase the final 2,540,000 shares (which vested on September 11, 2006) are valued at June 30, 2007 at $264,160. The total value of the deferred royalties, net of accumulated amortization of $972,978, is $1,886,709.  The deferred royalties are being amortized over the term of the original NetLabs Agreement (10 years) which will terminate on August 31, 2013.  For the six months ended June 30, 2007 and 2006, $138,853 and $167,139 of royalties were expensed, respectively.

The following table summarizes the annual amounts of deferred royalties that are amortized to general and administrative expenses over the next five (5) years and thereafter.

2007	$164,981
2008	303,834
2009	303,834
2010	303,834
2011 and beyond	810,226
Total deferred royalties	1,886,709
Less current portion	(305,953)
Deferred royalties, net of current portion	$1,580,756

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

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

In March 2006, the Company extended the maturity date of a convertible debenture, executed with an investor in the amount of $125,000, to January 26, 2007.  In January 2007, the Company extended the maturity date of the convertible debenture to January 26, 2008.  In connection with the extensions, the Company issued the investor 45,000 warrants with an exercise price of $0.20 per share and an expiration date of January 26, 2009, relating to the first extension, and 100,000 restricted shares of the Company’s common stock at $0.05 per share, relating to the second extension. The fair value of the warrants issued using the Black-Scholes Option Pricing Model was $4,878.  For the six months ended June 30, 2007, the Company recorded $488 in financing expense related to the issuance of these warrants.

In February 2007, in relation to the January 2007 term sheet executed with an investment firm (see Note 14), the Company sold a total of six units to six individuals, each unit consisting of an 18% convertible note payable in the amount of $16,667 and 66,667 bonus shares of the Company’s common stock, valued at $0.03988, for a total of $100,000 and 400,000 shares of common stock, with principal due August 31, 2007.  The holder is entitled to convert, the debenture, plus accrued interest, into shares of the Company’s common stock at the price of $0.05 per share.  Six months of prorated prepaid interest, for a total of $8,729, was due at closing and was paid directly to the note holders by the Company.  The Company paid a placement agent fee of $10,000 and issued 80,000 shares of the Company’s common stock, valued at $0.03988, in March 2007, relating to the convertible notes.  The Company also paid an escrow agent fee of $500 and a legal fee of $1,000 relating to the convertible notes. All of the Company’s shares of common stock issued in connection with the convertible notes have Rule 144 piggyback registration rights. For the six months ended June 30, 2007, the Company expensed $19,142 of financing expenses related to the issuance of the shares.

In March 2007, the Company executed an 18% convertible promissory note in the amount of $75,000 with an individual.  The holder is entitled, to convert the debenture, plus accrued interest, into shares of the Company’s common stock at the market value of the Company’s common stock at the date of note maturity, June 30, 2007.  If not converted, the entire principal amount and all accrued interest shall be due to the holder on June 30, 2007. In connection with the convertible promissory note payable, the Company issued to the individual an aggregate of 150,000 shares of the Company’s common stock, valued at $0.039 per share.  In June 2007, the maturity date of the note was extended to September 30, 2007 and the Company issued to the individual an additional aggregate of 150,000 shares of the Company’s common stock, valued at $0.022 per share.  The Company’s shares of common stock issued in connection with the convertible note and the note extension have Rule 144 piggyback registration rights. For the six months ended June 30, 2007, the Company expensed $9,150 in financing expenses related to the issuance of the shares.  In June 2007, the individual converted the interest owed on the note through June 30, 2007 of $3,513.70 into 159,714 shares of the Company’s common stock, valued at $0.022 per share.

In April 2007, in connection with the April 2007 term sheet executed with an investment firm, the Company sold a total of one unit to one individual, consisting of an 18% convertible note payable in the amount of $25,000 and 120,000 bonus shares of the Company’s common stock, valued at $0.019, with principal due October 24, 2007.  The holder is entitled, to convert, the debenture, plus accrued interest, into shares of the Company’s common stock at the price of $0.05 per share.  Six months of prorated prepaid interest, for a total of $2,250, was due at closing, in May 2007, and was withheld from the net proceeds remitted to the Company by the placement agent.  The Company paid a placement agent fee of $3,209 and issued 24,000 shares of the Company’s common stock, valued at $0.019, in May 2007, relating to the convertible note.  The Company also paid an escrow agent fee of $660, including expenses, relating to the convertible note. All of the Company’s shares of common stock issued in connection with the convertible notes have Rule 144 piggyback registration rights.  For the six months ended June 30, 2007, the Company expensed $2,736 in financing expenses related to the issuance of the shares.

In May 2007, the Company executed a 9% convertible promissory note in the amount of $100,000 with an individual.  The holder is entitled, to convert, the debenture, plus accrued interest, into shares of the Company’s common stock at $0.035 per share.  If not converted, the entire principal amount and all accrued interest shall be due to the holder on the second year anniversary of the debenture. In connection with the convertible promissory note payable, the Company issued to the individual 571,429 warrants with an exercise price of $0.07 per share.  The warrants are exercisable for a period of two years from date of issuance.  The fair value of the warrants issued using the Black-Scholes Option Pricing Model was $10,114.  For the six months ended June 30, 2007, the Company recorded $843 in financing expense related to the issuance of these warrants.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

In June 2007, the Company executed a 9% convertible promissory note in the amount of $15,000 with an individual.  The holder is entitled, to convert the debenture, plus accrued interest, into shares of the Company’s common stock at the market value of the Company’s common stock at a price of $0.015 per share.  If not converted, the entire principal amount and all accrued interest shall be due to the holder on June 21, 2009.  In connection with the convertible promissory note payable, the Company issued to the individual 1,200,000 warrants with an exercise price of $0.03 per share.  The warrants are exercisable for a period of two years from date of issuance.  The fair value of the warrants issued using the Black-Scholes Option Pricing Model was $17,880.  For the six months ended June 30, 2007, the Company recorded $745 in financing expense related to the issuance of these warrants.

In June 2007, the Company executed two 8% convertible promissory notes in the amounts of $50,000 each with an individual.  The holder is entitled, to convert the debenture, plus accrued interest, into shares of the Company’s common stock at the market value of the Company’s common stock at a price of $0.02 per share.  If not converted, the entire principal amount and all accrued interest shall be due to the holder on June 29, 2009.  In connection with the convertible promissory note payable, the Company issued to the individual 1,000,000 warrants with an exercise price of $0.04 per share.  The warrants are exercisable for a period of two years from date of issuance.  The fair value of the warrants issued using the Black-Scholes Option Pricing Model was $21,800.  For the six months ended June 30, 2007, the Company recorded $908 in financing expense related to the issuance of these warrants.

Interest expense for the convertible notes payable for the six months ended June 30, 2007 and 2006 was $52,504 and $23,662, respectively.

NOTE 6 -           CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

Convertible notes payable - related parties at June 30, 2007, consisted of convertible promissory notes that the Company executed with the Chief Executive Officer (“CEO”), the Vice President of Technical Services (“VPTS”), relatives of a former officer of the Company, a relative of the Chief Financial Officer, the President, a Software Developer who is also a relative of the Chief Technology Officer and the Office Manager.

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

Interest is payable at such time as the principal on the note is due.  Each individual shall have the right to convert the outstanding principal amount, and all accrued interest thereon, into shares of the Company’s common stock, determined by dividing the amount of principal and interest outstanding by a conversion price of either $0.75 or $1.00, depending on the note.

At June 30, 2007, accrued interest due for the convertible notes – related parties was $65,369 and is included in accrued expenses in the accompanying balance sheet. Interest expense for convertible notes payable – related parties for the six months ended June 30, 2007 and 2006 was $19,622 and $23,147, respectively.

NOTE 7 -	NOTES PAYABLE

In July 2006, the Company sold a total of six units to six individuals, with each unit consisting of a 12% promissory note payable in the amount of $25,000 and 250,000 shares of the Company’s common stock for a total of $150,000 and 1,500,000 shares of common stock.  The principal shall be payable in full by January 10, 2007.  Per the terms of the notes, if any of the notes are deemed unenforceable, then the remaining outstanding principal and accrued interest shall be convertible into shares of common stock of the Company at the sole option of the note holder, at a conversion price equal to $0.085 per share, in addition to any other remedies or enforcement actions that the note holder may take to enforce collection of the note.  Six months of prepaid interest, for a total of $9,000, was due at closing, of which $6,750 was withheld by the escrow agent and $2,250 was paid directly to the note holder by the Company.  The Company paid a placement agent fee of $15,000 and issued 150,000 shares of the Company’s common stock, in August 2006, relating to the promissory notes. In addition, the Company paid an escrow agent fee of $3,000 and a due diligence fee of $7,500 plus 50,000 shares of the Company’s common stock issued to the placement agent in July 2006 in connection with the promissory notes. All of the Company’s shares of common stock issued in relation to the promissory notes have Rule 144 piggyback registration rights. In January 2007, the Company extended the maturity date of five of the promissory notes, totaling $100,000, to March 10, 2007, inclusive of a ten day grace period. In connection with the extensions, the Company has agreed to increase the interest rate of the promissory notes to 20% per annum and the Company has issued to the note holders 100,000 shares of the Company’s common stock at $0.0435 per share for the month of February 2007.  Additionally, the Company issued 10,000 shares of the Company’s common stock at $0.0435 per share to the placement agent for the month of February 2007. The note holders and the placement agent are entitled to the aforementioned issuances on a pro-rated basis for every month that the notes are extended.  The Company paid $500 to the placement agent’s attorney for document review related to the extensions.  The remaining promissory note in the amount of $50,000 was paid in full in February 2007.  The Company issued to the note holders 100,000 shares of the Company’s common stock at $0.025 per share for the month of March 2007.  Additionally, the Company issued 10,000 shares of the Company’s common stock at $0.025 per share to the placement agent for the month of March 2007.  In March 2007, the Company partially repaid the five remaining notes in the amount of $50,000.  In April 2007, the Company and the remaining note holders reached an informal agreement whereby the note holders have agreed to extend the notes on a month-to month basis.  The Company issued to the note holders 50,000 shares of the Company’s common stock at $0.035 per share for the month of April 2007.  Additionally, the Company issued 5,000 shares of the Company’s common stock at $0.035 per share to the placement agent for the month of April 2007. In May 2007, the Company repaid one of the remaining notes in the amount of $6,250.  In May and June, 2007, the Company issued 50,000 shares at $0.03 per share and 43,750 shares at $0.022 per share of the Company’s common stock, respectively, to the remaining note holders as bonus extension shares.  Additionally, the Company issued 5,000 shares at $0.03 per share and 4,375 shares at $0.022 per share, of the Company’s common stock, respectively, to the placement agent for the months of May and June, 2007.  In May and June, 2007, the Company issued 150,000 shares per month of the Company’s common stock at $0.03 and $0.022 per share, respectively, to all of the original note holders as penalty shares per the terms of the notes.  Additionally, the Company issued 10,000 shares per month of the Company’s common stock at $0.03 and $0.022 per share, respectively, to the placement agent for the months of May and June, 2007 relating to the bonus shares. All of the Company’s shares of common stock issued in connection with the extensions and penalty have Rule 144 piggyback registration rights. For the six months ended June 30, 2007, the Company expensed $7,535 of financing expenses related to the issuance of the shares relating to the note extensions. In July, 2007, the Company issued 31,250 shares of the Company’s common stock to the remaining note holders as bonus extension shares.  Additionally, the Company issued 3,125 shares of the Company’s common stock to the placement agent for the month of July 2007.  In July, 2007, the Company issued 150,000 shares of the Company’s common stock to all of the original note holders as penalty shares per the terms of the notes.  Additionally, the Company issued 10,000 shares of the Company’s common stock to the placement agent for the month of July 2007 relating to the bonus shares.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

In January 2007, the Company executed a promissory note with an individual in the amount of $50,000. The note is non-interest bearing with principal due February 15, 2007. Upon repayment, the Company shall make an additional lender’s fee payment of $3,000 to the individual.  In connection with the promissory note, the Company issued 30,000 restricted shares of common stock to the individual valued at $0.045 per share. In March 2007, the note was repaid in full along with the lender’s fee payment. For the six months ended June 30, 2007, the Company expensed $1,350 of financing expenses in connection with to the issuance of the shares.

In February 2007, the Company executed a promissory note with an unrelated individual in the amount of $50,000. The note bears interest at 18% per annum with principal due June 5, 2007. Upon repayment, the Company shall make an additional lender’s fee payment of $4,000 to the individual.  In connection with the promissory note, the Company issued 150,000 restricted shares of common stock to two individuals at $0.04 per share and paid a legal fee of $500 to the lender’s attorney.  In addition, the Company’s CEO executed a Personal Guaranty Agreement guarantying $25,000 of the promissory note in the event the Company defaults on the note.  In May 2007, the Company issued 2,000,000 pledge shares, per the terms of the note, of the Company’s common stock valued at $0.024 per share.  The pledge shares are being held by the note holder’s attorney.  For the six months ended June 30, 2007, the Company expensed $54,525 of financing expenses related to the issuance of the shares.  In July 2007, the note was extended to December 31, 2007.  In connection with the extension, the Company issued 50,000 restricted shares of the Company’s common stock valued at $0.04 per share to the individual in July 2007.  In July 2007, the Company assigned the pending proceeds from its inclusion in the New Jersey Technology Business Certificate program towards repayment of this note and the July 2007 note executed with the same individual (see Note 16).

In June 2007, the Company executed a promissory note with an unrelated individual in the amount of $50,000. The note bears interest at 9% per annum with principal due December 14, 2007.  In connection with the promissory note, the Company issued to the individual 100,000 warrants with an exercise price of $0.05 per share.  The warrants are exercisable for a period of five (5) years from date of issuance.  The fair value of the warrants issued using the Black-Scholes Option Pricing Model was $1,800.  For the six months ended June 30, 2007, the Company recorded $300 in financing expense related to the issuance of these warrants.

Interest expense for notes payable for the six months ended June 30, 2007 and 2006 was $12,610 and $29,504, respectively.

NOTE 8 -	NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties at June 30, 2007 consisted of the following:

Nine notes payable with its CEO aggregating $626,000:

•	Three notes, aggregating $189,000, with interest at a per annum rate of 8%, effective August 1, 2006 have been extended to August 31, 2007.
•	Two notes, aggregating $160,000 with interest at a rate equal to 8% per annum were extended to August 31, 2007.
•	Two notes, in the amount of $5,000 and $150,000 were extended to August 31, 2007 and the interest rate was revised to a fixed rate of 8%, effective August 1, 2006.
•	One note in the amount of $100,000 bearing interest at a rate equal to 9% per annum with a maturity date of September 30, 2006 was extended to August 31, 2007.
•
The remaining note was executed in February 2007 in the amount of $22,000.  The note bears interest at a rate equal to 8% per annum with principal due July 31, 2007.  The note was extended to August 31, 2007.

In connection with the $100,000 note and the $22,000 note, the Company issued warrants exercisable in the aggregate into 288,000 shares of the Company’s common stock at an exercise price of $0.05 per share for 88,000 warrants and $0.13 per share for 200,000 warrants.  These warrants are exercisable for a period of five years from issuance.  The fair value of the warrants issued using the Black-Scholes Option Pricing Model was $28,058.  For the six months ended June 30, 2007, the Company recorded $1,879 in notes payable discount related to the issuance of the February 2007 warrants.

At June 30, 2007, the Company had executed four notes payable with its President due May 31, 2007 aggregating $25,000. Notes totaling $10,000 are non-interest bearing. Notes totaling $15,000 bear interest at a rate equal to 8% per annum. The notes were extended to August 31, 2007.

Interest expense for notes payable - related parties for the six months ended June 30, 2007 and 2006 was $25,925 and $18,306, respectively.

NOTE 9 -	ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2007:

Interest	$451,505
Commitment fees	32,697
Professional fees	153,146
Other	337,475
Total accrued expenses	$974,823

NOTE 10 -	CONVERTIBLE SECURED NOTES PAYABLE

Prior to the maturity date of both convertible secured promissory notes, the Company notified Cornell and Highgate that it is currently evaluating available maturity options regarding the convertible notes.  Cornell and Highgate have agreed to extend the maturity date until the options afforded the company have been concluded.  In August 2007, the Company was notified by Cornell of its legal name change to YA Global Investments, LP.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

Conversions to Common Stock

For the six months ended June 30, 2007, Cornell converted $140,500.00 of the April 27, 2005 debenture into 10,100,694 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion price ranged from $0.0096 to $0.034 per share.

For the six months ended June 30, 2007, Highgate converted $20,279.64 of the May 6, 2005 debenture into 590,460 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion price was $0.034 per share.

Interest expense for convertible secured notes payable for the six months ended June 30, 2007 and 2006 was $47,264 and $59,325, respectively.

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

NOTE 12 -       STOCKHOLDERS’ DEFICIENCY

Issuance of Stock for Services

In August 2005, the Company entered into a retainer agreement with an attorney, whereas the attorney will act as in house counsel for the Company with respect to all general corporate matters.  The agreement is at will and requires a payment of 10,000 shares of common stock, valued at $0.90 per share, due upon execution.  The certificate for the 10,000 shares of common stock was issued in October 2005.   Commencing on September 1, 2005, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market.  For the six months ended June 30, 2007, the Company issued 15,000 shares of common stock, valued at $479 all of which has been expensed as legal fees related to the agreement.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
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

The term of the agreement is perpetual with thirty day written termination rights retained by both the Company and the advisor.  In February 2007, the Company executed two amendments to the agreement. The first amendment authorizes the Company to compensate the advisor 333,333 shares of the Company’s common stock, in lieu of cash, at $0.045 per share for all compensation owed to the advisor as of the date of the amendment. The shares are restricted and have piggy back registration rights upon the next registration statement filed by the Company. In connection with the amendment, the Company issued to the advisor an aggregate of 50,000 two year warrants to purchase shares of the Company’s common stock at an exercise price of $0.10 per share. Per the terms of the second amendment, the Company issued 100,000 restricted shares of the Company’s common stock at $0.045 per share in consideration for services rendered to date. For the six months ended June 30, 2007, the Company expensed $19,500 of financing expenses related to the issuance of the shares.

In February 2006, the Company executed an agreement with a firm to provide business development services to expand the Company’s sales and marketing efforts primarily in South America and Mexico.  As compensation for the services, the firm shall receive a fee of $10,000 per month beginning on February 15, 2006.  For the initial four months of the agreement, the fee will be in the form of the Company’s common stock.  For the second four months of the agreement, the fee shall be paid as $5,000 cash and $5,000 in the Company’s common stock.  The stock price will be calculated based upon the ten days average bid price, prior to the 15th of each month, with the lowest bid price no lower than $0.25 per share.  The shares are restricted and have piggyback registration rights upon the next registration statement filed by the Company.  There shall be no fee for the last four months of the agreement’s first year.  The firm shall also receive a commission of 10% of the net sales from introduced customers.  The term of the agreement is perpetual with thirty day written termination rights retained by both the Company and the firm.  In March 2006, the agreement was amended to expand the territory outside of South America and Mexico on a case by case basis with written approval required by both the Company and the firm. In May 2007, the firm exercised its right to terminate the agreement.

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

In January 2007, the Company executed a consulting agreement with an investor relations firm whereby the firm shall provide public and investor relations services to the Company.  As consideration for the services, the firm shall receive 250,000 shares of the Company’s common stock, at $0.055 per share. The shares shall be restricted and have piggyback registration rights upon the next registration statement filed by the Company.  The term of the agreement is for ninety days and it can be renewed by the mutual consent of the Company and the firm.  For the six months ended June 30, 2007, the Company expensed $13,750 of consulting expenses related to this agreement.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

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

In April 2007, the Company executed a consulting agreement with an investor relations firm to provide public and investor relations services to the Company.  As compensation for the services, the firm shall receive a monthly retainer in the amount of $5,500 and 50,000 shares of the Company’s common stock, valued at $0.019 per share.  The shares shall be restricted and have piggyback registration rights upon the next registration statement filed by the Company.  The term of the agreement is for three months and can be renewed provided the Company and the firm both agree in writing.  For the six months ended June 30, 2007, the Company expensed $950 of consulting expenses related to this agreement.

Issuance of Stock for Financing

In December 2006, in accordance with a letter of understanding executed with an investment firm, the Company issued 100,000 restricted shares of its common stock valued at $0.05 per share to the firm and 100,000 restricted shares were issued in January 2007 at $0.045 per share (see Note 14).  For the six months ended June 30, 2007, the Company expensed $5,000 of financing expenses related to the issuance of the shares.

In January 2007, in accordance with a term sheet executed with an investment firm, the Company issued 100,000 shares of common stock, valued at $0.045 per share, to the investment firm as additional consideration for services rendered (see Note 14).  The shares have Rule 144 piggyback registration rights.  For the six months ended June 30, 2007, the Company expensed $4,500 of financing expenses related to the issuance of the shares.

Issuance of Warrants for Services

In January 2007, in accordance with a consulting agreement executed with a sales consultant, the consultant received warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.10 per share with a term of two years from the effective date.  For the six months ended June 30, 2007, the Company recorded $6,375 of consulting expense related to the warrants (see Note 14).

 In February 2007, in accordance with an amendment to the advisory board agreement executed with an advisor, the advisor received warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.10 per share with a term of two years from the effective date.  For the six months ended June 30, 2007, the Company recorded
$1,560 of consulting expense related to the warrants (see Note 12 above).

In May 2007, in accordance with a consulting agreement executed with an individual software developer, the developer received warrants to purchase 19,500 shares of the Company’s common stock at an exercise price of $0.025 per share for 3,000 shares, $0.035 per share for 3,000 shares, $0.045 for 6,000 shares, $0.05 for 3,000 shares and $0.08 per share for 4,500 shares, with a term of two years from the effective date.  For the six months ended June 30, 2007, the Company recorded $482 of consulting expense related to the warrants (see Note 14).

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

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

In April 2007, the Company issued stock options to purchase 1,551,842 shares of common stock to eleven employees.  The options were issued in accordance with the Company’s 2004 Equity Incentive Plan. The option shares are exercisable at $0.023 per share and expire in April 2017.  The shares vest after a one year period.

In April 2007, the Company issued stock options to purchase 100,000 shares of common stock to one employee.  The options were issued in accordance with the Company’s 2004 Equity Incentive Plan. The option shares are exercisable at $0.50 per share and expire in April 2017.  The shares vest annually over a three year period.

In May 2007, the Company issued stock options to purchase 1,648,081 shares of common stock to twelve employees.  The options were issued in accordance with the Company’s 2004 Equity Incentive Plan. The options are exercisable at $0.02 per share and expire in May 2017.  The shares vest after a one year period.

In June 2007, the Company issued stock options to purchase 4,465,759 shares of common stock to twelve employees.  The options were issued in accordance with the Company’s 2004 Equity Incentive Plan. Options totaling 2,597,435 shares are exercisable at $0.015 per share and options totaling 1,868,324 shares are exercisable at $0.017 per share. All of the options expire in June 2017.  The shares vest after a one year period.

Sales of Common Stock

In January 2007, the Company sold to two individuals certain units which contained common stock and warrants. The Company issued 104,167 shares of its common stock at $0.048 per share and 20,833 warrants with an exercise price of $0.096 per share, and 421,053 shares of its common stock at $0.0475 per share and 84,211 warrants with an exercise price of $0.095 per share, respectively, all of which are exercisable for a period of two years from date of issuance.

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

In May 2007, the Company sold to one individual certain units which contained common stock and warrants. The Company issued 166,667 shares of common stock at $0.03 per share and 200,000 warrants with an exercise price of $0.06 per share all of which are exercisable for a period of two years from the date of issuance.

In June 2007, the Company sold to three individuals certain units which contained common stock and warrants. The Company issued 526,316 shares of its common stock at $0.019 per share and 35,294 shares of its common stock at $0.017 per share. In connection with the issuance of these shares, the Company issued 631,579 warrants with an exercise price of $0.038 per share and 42,352 warrants with an exercise price of $0.034, all of which are exercisable for a period of two years from the date of issuance.

Warrants

At June 30, 2007, the Company issued warrants related to its convertible notes payable.  The warrants entitle the note holders to purchase the Company’s common stock at: 66,667 warrants with an exercise price of $0.55 per share, 400,000 warrants with an exercise price of $0.25 per share, 45,000 warrants with an exercise price of $0.20 per share, 562,500 warrants with an exercise price of $0.16 per share,  571,429 warrants with an exercise price of $0.07 per share,  1,000,000 warrants with an exercise price of $0.04 per share and 1,200,000 warrants with an exercise price of $0.03 per share.  2,838,096 warrants have an two year exercise term, 45,000 warrants has three year  exercise term and 962,500 warrants have five year exercise term.

At June 30, 2007, the Company issued warrants related to its convertible notes payable – related parties.  The warrants entitle the note holders to purchase the Company’s common stock at $1.00 per share and have an exercise term of ten years.  At June 30, 2007, 31,000 warrants will expire in the year 2013, 16,500 warrants expire in the year 2014, 21,700 warrants in the year 2015 and 11,300 warrants in the year 2016.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

At June 30, 2007, the Company issued warrants related to its notes payable.  The warrants entitle the note holder to purchase the Company’s common stock at $0.05 per share for 100,000 warrants with an exercise term of five years.

At June 30, 2007, the Company issued warrants related to its notes payable – related parties.  The warrants entitle the note holder to purchase the Company’s common stock at $0.05 per share for 88,000 warrants and $0.13 per share for a 200,000 warrants with an exercise term of five years.

NOTE 13 -         STOCK BASED COMPENSATION

In September 2004, the stockholders approved the Equity Incentive Plan for its employees (“Incentive Plan”), effective April 1, 2004.  Of the total authorized for issuance at June 30, 2007, 2,383,565 shares were available for future issuance.

2004 Equity Incentive Plan

The number of shares authorized for issuance under the Incentive Plan was increased to 10,000,000 in September 2006, 15,000,000 in March 2007 and 20,000,000 in June 2007, by unanimous consent of the Board of Directors. Option shares totaling 4,705,000 vest equally over a three year period beginning one-year from the date of grant and option shares totaling 12,911,435 vest over a one-year period from the date of grant.

The table below summarizes the Company’s Incentive Plan stock option activity through June 30, 2007:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in years)	(in thousands)
Balance, December 31, 2005	1,830,000	$1.00	$1.0000		$	---
Granted	4,514,553	$0.0698 - $ 0.10	$0.0920		$	---
Balance, December 31, 2006	6,344,553	$0.0698 - $ 0.10	$0.3540		$	---
Granted	11,271,882	$0.015 - $ 0.50	$0.0293		$	---
Balance, June 30, 2007	17,616,435	$0.015 - $ 1.00	$0.1462		$	---
Vested and Exercisable, June 30, 2007	6,849,459		$0.1462		$	---

As of June 30, 2007, an aggregate of 17,616,435 options were outstanding under the incentive plan.  The exercise price for 1,830,000 options is $1.00, for 100,000 options is $0.50, for 2,775,000 options is $0.10, for 348,096 options is $0.099, for 405,432 options is $0.085, for 492,309 options is $0.07, for 493,716 options is $0.0698, for 1,243,850 is $0.05, for 558,119 is $0.045, for 918,976 is $0.0375, for 785,255 is $0.024, for 1,551,842 options is $0.023, for 1,648,081 options is $0.02, for 1,868,324 options is $0.017 and for 2,597,435 options is $0.015.  As of June 30, 2006, an aggregate of 1,830,000 options, with an exercise price of $1.00, were outstanding under the incentive plan. At June 30, 2007, there were 6,849,459 vested incentive plan stock options outstanding of which 216,453 options are exercisable at $0.015, 155,694 options are exercisable at $0.017, 274,680 options are exercisable at $0.02, 387,961 options are exercisable at $0.023, 392,627 options are exercisable at $0.024, 459,488 options are exercisable at $0.0375, 279,059 options are exercisable at $0.045, 621,926 options are exercisable at $0.05, 411,430 options are exercisable at $0.0698, 410,257 options are exercisable at $0.07, 337,860 options are exercisable at $0.085, 290,080 options are exercisable at $0.099, 883,333 options are exercisable at $0.10, 8,333 options are exercisable at $0.50 and 1,720,278 options are exercisable at $1.00.

As of June 30, 2007, there was $409,569 of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 12 months.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

The following table summarizes information concerning outstanding and exercisable Incentive Plan options as of June 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$1.0000	1,830,000	7.00	$1.0000	1,720,278	$1.0000
$0.0698 - $0.50	4,614,553	9.00	0.1008	2,341,293	0.1008
$0.0150 - $0.05	11,171,882	10.00	0.0251	2,787,888	0.0251

	17,616,435	8.67	$0.1462	6,849,459	$0.1462

Non-Incentive Plan Stock Option Grants

Since December 31, 2005, the Company has outstanding an aggregate of 7,618,889 non-plan, non-qualified options for non-employees with 7,600,000 exercisable at $0.36 and 18,889 exercisable at $0.90 yielding a weighted average exercise price of $0.361 and no outstanding incentive options outside of the Plan.

NOTE 14  -       COMMITMENTS AND CONTINGENCIES

Payroll Taxes

As of June 30, 2007, the Company owes $53,374 of payroll taxes, of which approximately $45,000 are delinquent from the year ended December 31, 2003. The Company has also recorded $32,462 of related estimated penalties and interest on the delinquent payroll taxes.  Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available.

Consulting Agreements

In January 2007, the Company executed an amendment to a consulting agreement.  Per the terms of the amendment, the firm, in consideration for services rendered, received warrants to purchase an additional 150,000 shares of the Company’s common stock at an exercise price of $0.10 per share and a term of two years from the date of signing.  As of June 30, 2007, the fair value of the warrants issued using the Black-Scholes Option Pricing Model of $6,375 was included in consulting expense.

In May 2007, the Company executed a consulting agreement with an individual software developer whereby the consultant will provide systems analysis, design, computer programming and engineering services to the Company as an independent contractor.  The term of the agreement is perpetual with thirty day written termination rights retained by both the Company and the consultant.  Per the terms of the agreement, billable projects shall be defined through the completion of a task order.  Upon execution of the agreement, the Company agreed to record a prorated fee for the period October 15, 2006 to April 30, 2007 for $1,500 plus 3,000 warrants per month.  The warrants shall be valued at the closing market value of the Company’s common stock on the last day of each month. In May 2007, in accordance with the agreement, the developer received warrants to purchase 19,500 shares of the Company’s common stock at an exercise price of $0.025 per share for 3,000 shares, $0.035 per share for 3,000 shares, $0.045 for 6,000 shares, $0.05 for 3,000 shares and $0.08 per share for 4,500 shares.  The warrants are exercisable for a period of two years from issuance.  For the six months ended June 30, 2007, the Company recorded $482 of consulting expense related to the warrants.

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

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

Term Sheet with Investment Firm

In January 2007, the Company executed a term sheet with an investment firm whereby the firm will assist the Company on an ongoing best efforts basis in order for the Company to obtain financing of up to $100,000.  Per the term sheet, the Company will pay to the investment firm a placement agent fee in cash equal to 10% of the amount of convertible notes sold and in shares of the Company’s common stock in a number equal to 20% of the total bonus shares issued to the note holders. The notes were executed in February 2007 and the closing and transfer of funds occurred in March 2007 (see Notes 5 and 12).

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

NOTE 15 -        CONCENTRATION OF CREDIT RISK

(i) Customers and Credit Concentrations

Five customers accounted for 33.7%, 16.6%, 13.9%, 10.3% and 10.1% of net sales for the six months ended June 30, 2007 and one customer accounted for 89.5% of the total accounts receivable as of June 30, 2007.  Four customers accounted for 44.6%, 18.0%, 11.1% and 9.0% of net sales for the six months ended June 30, 2006 and three customers accounted for 56.8%, 23.1% and 14.2% of the total accounts receivable as of June 30, 2006.

NOTE 16 -         SUBSEQUENT EVENTS

Conversions to Common Stock

In July 2007, Cornell converted $73,500.00 of the April 27, 2005 debenture into 5,825,368 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion price ranged from $0.0112 to $0.016 per share.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

In August 2007, Cornell converted $45,000.00 of the April 27, 2005 debenture into 2,556,818 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion price was $0.0176 per share.

Convertible Notes Payable

In July 2007, the Company executed an 8% convertible promissory note in the amount of $100,000 with an individual.  The holder is entitled, to convert the debenture, plus accrued interest, into shares of the Company’s common stock at the market value of the Company’s common stock at $0.02 per share.  If not converted, the entire principal amount and all accrued interest shall be due to the holder on July 2, 2009.  In connection with the convertible promissory note payable, the Company issued to the individual 1,000,000 warrants with an exercise price of $0.04 per share.  The warrants are exercisable for a period of two years from date of issuance.

Notes Payable

In July 2007, the Company executed a promissory note with an unrelated individual in the amount of $100,000. The note bears interest at 18% per annum with principal due December 31, 2007.  The Company has assigned the pending proceeds from its inclusion in the New Jersey Technology Business Certificate program towards repayment of this note and the February 2007 note executed with the same individual (see Note 7).  The Company issued 2,000,000 shares of its common stock, issued in May 2007, to serve as collateral to the February 2007 note and this note.  In connection with the promissory note, the Company issued 300,000 restricted shares of common stock to the individual valued at $0.04 per share.

Term Sheet with Investment Firm

In July 2007, the Company executed a term sheet with an investment firm whereby the firm will assist the Company on an ongoing best efforts basis in order for the Company to obtain financing of up to $5,000,000 with a term of 24 months from the date of the term sheet.  In connection with the term sheet, the Company paid a due diligence fee to the firm in the amount of $75,000.  Upon closing of funds, the Company will owe a 5% closing fee, a $150,000 success fee, a collateral management fee of $3,000 per month and 7,000,000 warrants at $0.01 per share.

Issuance of Options for Employment Services

In July 2007, the Company issued stock options to purchase 779,234 shares of common stock to twelve employees.  The options were issued in accordance with the Company’s 2004 Equity Incentive Plan. The options are exercisable at $0.05 per share and expire in July 2017.  The shares vest after a one year period.

Sales of Common Stock

In July 2007, the Company sold to two individuals 31,250 shares of common stock, at $0.04 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations. Important factors that could cause actual results to differ materially from our expectations are disclosed in this quarterly report as well as in our annual report on Form 10-KSB/A for the fiscal year ended December 31, 2006.

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

We began our operations in 2001 as a reseller and integrator of computer hardware and iris biometric technology. We derived the majority of our revenues as an integrator from the time we started our operations through the first half of 2003. In December 2002, upon the acquisition of the licensing rights to certain intellectual property and patent pending technology from NetLabs.com, we shifted the focus of our business to developing and marketing our own suite of security products. Based upon the acquired licensing rights the Company has now developed various identification protection software products to protect computer networks from unauthorized access and to protect network owners and users from identity theft. The Company is seeking to commercially exploit the products in the areas of eCommerce, corporate, government and consumer sectors. We have had increasing nominal revenues since our formation.  We have maintained our relationship with Panasonic and LG as a reseller, primarily for the resale of biometric identification equipment, such as iris scanners, that can be used with our software products. We generated nominal revenues from our activities as a reseller during 2006 and 2005.

We completed most of the development of our suite of security products at the end of 2006 and we began to make these products available to the marketplace. For the six months ended June 30, 2006, we generated $69,837 of our 2006 revenues from the sales of our security products and for the six months ended June 30, 2007 we generated all of our 2007 revenues of $553,332 from the sales of our security products. We seek to locate customers in a variety of ways. These include contracts with value added resellers, direct sales calls initiated by our sales staff, exhibitions at security and technology trade shows, through the media, consulting agreements and through word of mouth. Our sales generate revenue either as an Original Equipment Manufacturer (OEM) model, through a Hosting/License agreement, or through direct purchase by customers. We price our products for consumer transactions based on the number of transactions in which our software products are utilized and we price our products for business applications based on the number of users. We also expect to generate revenue from annual maintenance contracts, renewal fees and the execution of international agreements.

We have incurred substantial operating losses since commencing operations. We believe that our products provide a cost-effective and technologically competitive solution to address the problems of network security and identity theft in general. There can be no assurance, however, that our products will continue to gain acceptance in the commercial marketplace or that one of our competitors will not introduce a technically superior product.  The products that we offer to customers are discussed in Item 1, Description of Business of our annual report on Form 10-KSB/A filed on April 18, 2007.

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

o Number of Requests for Information and Requests for Proposal in which we are invited to participate; and

o The frequency with which we are mentioned in trade or consumer publications, product reviews and other media.

We also assess the number of problems that are reported with each product and over specific time frames, e.g. monthly, quarterly. We review our revenues generated in the aggregate per quarter and the average revenue generated per customer.

Use of Estimates

Management's Discussion and Analysis or Plan of Operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. When preparing our financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to revenue, allowance for doubtful accounts, reserves for income taxes, and litigation. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or conditions are used.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

Revenues for the three months ended June 30, 2007 were $54,932 compared to $127,750 for the three months ended June 30, 2006, a decrease of $72,818 or 57%. The decrease in revenues was primarily due to the change in the Company’s sales focus from the resale of biometric technology to our own suite of security software products.

Revenues generated consisted of hardware sales, software sales, revenue from sign on fees and transaction revenues. Hardware sales for the three months ended June 30, 2007 were $8,333 compared to $72,503 for the three months ended June 30, 2006, a decrease of $64,170. The decrease in hardware revenues was primarily due to the change in the Company’s sales focus from the resale of biometric technology to our own suite of security software products.  Software sales for the three months ended June 30, 2007 were $30,406 compared to $14,475 for the three months ended June 30, 2006, an increase of $15,931. The resultant increase in software revenues was primarily due to an increase in the sales of our technology platform, ProtectID™. Sign on fees for our ASP transaction model amounted to $0 for the three months ended June 30, 2007 compared to $4,000 for the three months ended June 30, 2006, a decrease of $4,000. The decrease was due to the lack of signing up new clients for the hosted service, as the Company focused its attention on its new product, GuardedID®. Transaction revenues from the ASP hosting model and the implementation of new technology projects were $16,193 for the three months ended June 30, 2007 and $36,772 for the three months ended June 30, 2006, a decrease of $20,579. The decrease was due primarily to the timing of several technology projects that were completed in the second quarter of 2006.

Cost of revenues for the three months ended June 30, 2007 was $3,598 compared to $14,531 for the three months ended June 30, 2006, a decrease of $10,933, or 75.2%. The decrease resulted primarily from a reduction in purchases resulting from the change in the Company’s sales focus from the resale of biometric technology to our own suite of security software products.

Gross profit for the three months ended June 30, 2007 was $51,334 compared to $113,219 for the three months ended June 30, 2006, a decrease of $61,885, or 54.7%. The decrease was primarily due to the change in the Company’s sales focus from biometric technology to our own suite of security products and software.  Gross profit as a percentage of sales increased from 88.6% to 93.5% due to the increase in the sales of our own software products which entail a higher gross margin and the decrease in our resale of biometric hardware technology which has a lower gross margin.

Research and development expenses for the three months ended June 30, 2007 were $92,962 compared to $60,380 for the three months ended June 30, 2006, an increase of $32,582, or 35%. The increase is primarily attributable to the increase in resources relating to the latest version of our GuardedID® keyboard encryption & anti-keylogger technology. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative expenses for the three months ended June 30, 2007 were $548,954 compared to $974,850 for the three months ended June 30, 2006, a decrease of $425,896 or 43.7%.  The net decrease was due primarily to decreases in our staffing, promotion and marketing and professional fees which occurred in the second quarter of 2007. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, travel costs, non-cash stock compensation expense for the issuance of stock and stock options to non-employees and other general corporate expenses.

Other expense (income) for the three months ended June 30, 2007 was $748,240 as compared to $(143,528) for the three months ended June 30, 2006, representing an increase in other expenses of $891,768, or 621%. The increase was primarily due to interest charges for notes payable of $24,100 and net, mark to market changes of $721,456 in the fair value of derivative financial instruments relating to the convertible secured promissory notes.

Derivative expense (gain) represents the change in the fair value of the net derivative liability at quarter end, using a layered discounted probability-weighted cash flow approach. Interest expense derivatives represent the amortization of discount on the initial valuation of the derivatives, or the amortization of the change after any modification of debt. The change represents the amortization for both the Cornell and Highgate debentures.

Our net loss for the three months ended June, 30, 2007 was $1,338,822 compared to a net loss of $778,483 for the three months ended June 30, 2006, an increase of $560,339, or 72%. The increase was primarily due to an increase in net mark to market changes in the fair value of derivative instruments relating to the convertible promissory notes.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006

Revenues for the six months ended June 30, 2007 were $553,332 compared to $142,339 for the six months ended June 30, 2006, an increase of $410,993 or 289%. The increase in revenues was primarily due to the sales of our newly developed GuardedID® keyboard encryption and anti-keylogger technology.

Revenues generated consisted of hardware sales, software sales, revenue from sign on fees and transaction revenues. Hardware sales for the six months ended June 30, 2007 were $8,333 compared to $72,503 for the six months ended June 30, 2006, a decrease of $64,170. The resultant decrease in hardware revenues was primarily due to the change in the Company’s sales focus from biometric technology to our own suite of security products and software. Software sales for the six months ended June 30, 2007 were $500,606 compared to $14,475 for the six months ended June 30, 2006, an increase of $486,131. The resultant increase in software revenues was primarily due to the sales of our unique “Out-of-Band” GuardedID® keystroke encryption and anti-keylogger product. Sign on fees for our ASP transaction model amounted to $0 for the six months ended June 30, 2007 compared to $4,000 for the six months ended June 30, 2006, a decrease of $4,000. The decrease was due to the lack of signing up new eCommerce clients as the Company focused its attention on its new product, GuardedID®. Transaction revenues from the ASP hosting model were $44,393 for the six months ended June 30, 2007 and $51,361 for the six months ended June 30, 2006, a decrease of $6,968. The decrease was due primarily to the timing of several technology projects that were completed in the second quarter of 2006 and lower volumes from our eCommerce clients.

Cost of revenues for the six months ended June 30, 2007 was $18,553 compared to $16,538 for the six months ended June 30, 2006, an increase of $2,015, or 12.2%. The increase was primarily due to the processing fees incurred as a result of the increase in transactions relating to our ASP hosting service.

Gross profit for the six months ended June 30, 2007 was $534,779 compared to $125,801 for the six months ended June 30, 2006, an increase of $408,978, or 325%. The increase in gross profit was primarily due to the sales of our GuardedID® keyboard encryption and anti-keylogger technology. Gross profit as a percentage of sales increased to 96.7% from 88.4% due to the increase in the sales of our own software products which entail a higher gross margin and the decrease in our resale of biometric hardware technology which has a lower gross margin.

Research and development expenses for the six months ended June 30, 2007 were $181,502 compared to $164,975 for the six months ended June 30, 2006, an increase of $16,527, or 10%. The increase is primarily attributable to the increase in resources relating to the latest release version of our GuardedID® keyboard encryption and anti-keylogger technology.The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative expenses for the six months ended June 30, 2007 were $1,102,486 compared to $2,214,613 for the six months ended June 30, 2006, a decrease of $1,112,127 or 50.2%. The net decrease was due primarily to decreases in our staffing, promotion and marketing and professional fees which occurred in the second quarter of 2007. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, travel costs, non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other expense for the six months ended June 30, 2007 was $1,094,025 as compared to $7,000 for the six months ended June 30, 2006, representing an increase in other expenses of $1,087,025, or 15,529%. The increase was primarily due to interest charges for notes payable of $350,463 and net, mark to market changes of $737,973 in the fair value of derivative financial instruments relating to the convertible secured promissory notes.

Our net loss for the six months ended June 30, 2007 was $1,843,234 compared to a net loss of $2,260,787 for the six months ended June 30, 2006, a decrease of $417,553, or 18.5%. The decrease in our net loss was primarily due to the increase in revenues generated from the sales of our GuardedID® keyboard encryption technology.

Liquidity and Capital Resources

Our total current assets at June 30, 2007 were $658,638, including $25,553 in cash as compared with $543,724 in total current assets at the six months ended June 30, 2006, which included cash of $9,538. Additionally, we had a stockholders’ deficiency in the amount of $4,391,126 at June 30, 2007 as compared to a stockholders’ deficiency of $3,005,897 at June 30, 2006. The increase in the deficiency is a result of the Company’s net losses and funding through an increased debt position from convertible debentures and promissory notes rather than the sale of stock. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. The liabilities include a computed liability for the fair value of derivatives of $1,001,431, which will only be realized on the conversion of the derivatives, or settlement of the debentures.

We financed our operations during the six months ended June 30, 2007 through debt and equity financing and sales of our GuardedID® keystroke encryption technology. We expect that we will rely, at least in the near future, on a substantial percentage of the sales of our GuardedID® product and a limited number of customers for our other products revenues and may continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market grows, we will attain greater numbers of customers and the concentrations will diminish. Until this is accomplished, we will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing commitments of capital expenditures and until our sales revenue can provide greater liquidity.

The number of common shares outstanding increased from 23,592,081 shares at the period ended June 30, 2006 to 46,827,284 at the period ended June 30, 2007, an increase of 98.5%.

We do not expect to resell a significant amount of biometric iris equipment over the next twelve months as we concentrate more on our core authentication and keyboard encryption and anti-keylogger software products.

We have historically incurred losses and we anticipate that we will not generate any significant revenues until the fourth quarter of 2007. Our operations presently require funding of approximately $135,000 per month. Our current forecast and potential pipeline substantiates our becoming profitable by the end of the 2007 calendar year based on some key potential clients contracting with the Company in the financial industry, technology, enterprise, government and consumer sectors in the United States, Latin America, Europe and Asia. There can be no assurance, however, that the sales anticipated will materialize or that we will achieve the profitability we have forecasted.

On June 30, 2007, $884,376 in aggregate principal amount of the Cornell debentures was issued and outstanding.

At June 30, 2007, $244,720.36 in aggregate principal amount of the Highgate debentures remained outstanding.

Prior to the maturity date of both convertible secured promissory notes, the Company notified Cornell and Highgate that it is currently evaluating available maturity options regarding the convertible notes.  Cornell and Highgate have agreed to extend the maturity date until the options afforded the company have been concluded.  In August 2007, the Company was notified by Cornell of its legal name change to YA Global Investments, LP.

During the period ended June 30, 2007, the Company sold units for an aggregate total of $69,292 to twelve individuals which contained common stock and warrants. The issuance is exempt from registration under the Securities Act of 1933. The individuals purchased a total of 2,273,154 shares of common stock from the Company at prices ranging from $0.017 to $0.05 per share and six of the individuals received an aggregate of 1,055,898 warrants with exercise prices ranging from $0.034 to $0.096 per share which are exercisable for a period of two years from issuance.

Additionally, the Company issued unsecured convertible notes during the six month period ended June 30, 2007 in an aggregate total of $415,000 to eleven unrelated parties. Additionally, during the period ended June 30, 2007, the Company repaid a total of $6,000 of unsecured notes to one unrelated party.

The Company issued unsecured notes during the six month period ended June 30, 2007 in an aggregate total of $150,000 to three unrelated parties. Additionally, during the period ended June 30, 2007, the Company repaid a total of $156,250 of unsecured notes to seven unrelated parties. In accordance with the terms of six of the notes the Company is issuing restricted common shares as bonus extension shares and penalty shares on a monthly basis to the note holders.

The Company issued unsecured notes during the six month period ended June 30, 2007 in an aggregate total of $22,000 to one related party.

Summary of Funded Debt

As of June 30, 2007 the Company’s open unsecured promissory note balance was $243,750, listed as follows:

o $100,000 to Cornell (this note by its terms became convertible into shares of common stock as of September 17, 2006 at the lesser of $0.22 per share or 90% of VWAP thirty day average prior to the date of conversion)
o $43,750 to four unrelated individuals through investment firm placement
o $50,000 to one unrelated individual
o $50,000 to one unrelated individual

As of June 30, 2007 the Company’s open unsecured related party promissory note balances were $651,000, listed as follows:

o $626,000 to our CEO
o $25,000 to our President

As of June 30, 2007 the Company’s open convertible secured note balances were $1,129,096, listed as follows:

o $884,376 to Cornell (04/05 amended secured debenture)
o $244,720 to Highgate (05/05 secured debenture)

As of June 30, 2007 the Company’s open convertible note balances were $1,287,127, net of discount on convertible notes of $114,873, listed as follows:

o $125,000 to an unrelated individual (01/05 unsecured debenture)
o $235,000 to an unrelated company (03/05 unsecured debenture)
o $27,000 to an unrelated company (06/05 unsecured debenture) – current portion
o $10,000 to an unrelated individual (06/05 unsecured debenture)
o $140,000 to four unrelated individuals (07/05 unsecured debentures)
o $100,000 to an unrelated individual (03/06 unsecured debenture)
o $200,000 to an unrelated individual (06/06 unsecured debenture)
o $150,000 to an unrelated individual (09/06 unsecured debenture)
o $100,000 to six unrelated individuals (02/07 unsecured debentures) - current portion
o $75,000 to an unrelated individual (03/07 unsecured debenture) - current portion
o $25,000 to an unrelated individual (04/07 unsecured debenture) – current portion
o $100,000 to an unrelated individual (05/07 unsecured debenture)
o $15,000 to an unrelated individual (06/07 unsecured debenture)
o $100,000 to an unrelated individual (06/07 unsecured debentures)

As of June 30, 2007 the Company’s open convertible note balances - related parties were $478,000, listed as follows:

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

However, the terms of the convertible secured debentures issued to certain of the existing stockholders require that we obtain the consent of such stockholders prior to our entering into subsequent financing arrangements. No assurance can be given that we will be able to obtain additional financing, that we will be able to obtain additional financing on terms that are favorable to us or that the holders of the secured debentures will provide their consent to permit us to enter into subsequent financing arrangements.

Our future revenues and profits, if any, will primarily depend upon our ability to secure sales of our suite of network security products. We do not presently generate significant revenue from the sales of our products. Although management believes that our products are competitive for customers seeking a high level of network security, we cannot forecast with any reasonable certainty whether our products will gain acceptance in the marketplace and if so by when. In addition, we are a reseller and potential distributor for various security and telecommunications related products, for which we anticipate that we will not generate any significant revenues until the fourth quarter of 2007.

Except for the limitations imposed upon us respective to the convertible secured debentures of Cornell and Highgate, there are no material or known trends that will restrict either short term or long-term liquidity.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Going Concern

We are assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses of $1,843,234 for the six months ended June 30, 2007, compared to a net operating loss of $2,260,787 for the six months ended June 30, 2006. At June 30, 2007, the Company's accumulated deficit was $14,221,282, its working capital deficiency was $4,954,629 and approximately 83% of its assets consist of deferred royalties. Additionally, for the six months ended June 30, 2007, we had negative cash flows from operating activities of $467,236. Since our inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business may require additional capital. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Currently, the Company is aggressively attempting to increase revenues and improve gross margins by implementing a revised sales strategy. In principle, the Company is redirecting its sales focus from direct sales to companies using an internal sales force, to selling through a distribution channel of Value Added Resellers and Original Equipment Manufacturers. The profit margin from this approach is more lucrative than selling direct due to the increase in sales volume. This revised sales approach should increase the Company’s sales and revenues allowing us to mitigate future losses. In addition, management has raised funds through convertible debt instruments and the sale of equity in order to alleviate the working capital deficiency. Through the utilization of the public capital markets, the Company plans to raise the funds necessary to continue to expand and enhance its growth; however, there can be no assurance that we will be able to increase revenues or raise additional capital. The Company is currently in negotiations with other investors to conclude the necessary working capital needs of the Company.

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

Critical Accounting Policies

In accordance with accounting principles generally accepted in the United States of America (“US GAAP”), we record certain assets at the lower of cost and/or fair value. In determining the fair value of certain of our assets, we must make judgments, estimates and assumptions regarding circumstances or trends that could affect the value of theses assets, such as economic conditions. Those judgments, estimates and assumptions are based on information available to us at that time. Many of those conditions, trends and circumstances are outside our control and if changes were to occur in the events, trends or other circumstances on which our judgments or estimates were based, we may be required under US GAAP to adjust those estimates that are affected by those changes. Changes in such estimates may require that we reduce the carrying value of the affected assets on our balance sheet (which are commonly referred to as “write downs” of the assets involved).

It is our practice to establish reserves or allowances to record adjustments or “write-downs” in the carrying value of assets, such as accounts receivable. Such write-downs are recorded as charges to income or increases in the expense in our Statement of Operations in the periods when such reserves or allowances are established or increased. As a result, our judgments, estimates and assumptions about future events can and will affect not only the amounts at which we record such assets on our balance sheet but also our results of operations.

In making our estimates and assumptions, we follow US GAAP applicable to our business and those that we believe will enable us to make fair and consistent estimates of the fair value of assets and establish adequate reserves or allowances. Set forth below is a summary of the accounting policies that we believe are material to an understanding of our financial condition and results of operations.

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

When our stock is used, the transactions are valued using the price of the shares on the date they are issued or if the value of the asset or service being acquired is available and is believed to fairly represent its market value, the transaction is valued using the value of the asset or service being provided.

When options or warrants to purchase our stock are used in transactions with third parties or our employees, the transaction is valued using the Black-Scholes valuation method. The Black-Scholes valuation method is widely used and accepted as providing the fair market value of an option or warrant to purchase stock at a fixed price for a specified period of time. Black-Scholes uses five (5) variables to establish market value of stock options or warrants:

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

Recent Accounting Pronouncements

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

The Company does not believe that any other recently issued and adopted, but not yet effective, accounting standards would have a material effect on the accompanying financial statements.

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

In January 2007, the Company executed a consulting agreement with an investor relations firm whereby the firm shall provide public and investor relations services to the Company.  As consideration for the services, the firm shall receive 250,000 shares of the Company’s common stock, at $0.055 per share. The shares shall be restricted and have piggyback registration rights upon the next registration statement filed by the Company.  The term of the agreement was for ninety days. The Company and the firm executed a new agreement in April 2007.

In January 2007, in accordance with a letter of understanding executed with an investment firm, the Company issued 100,000 restricted shares of its common stock valued at $0.05 per share.

In January 2007, in accordance with a term sheet executed with an investment firm, the Company issued 100,000 shares of common stock, valued at $0.45 per share, as additional consideration for services rendered. The Company’s shares of common stock issued have Rule 144 piggyback registration rights.

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

In January 2007, the Company sold to two individuals certain units which contained common stock and warrants. The Company issued 104,167 shares of its common stock at $0.048 per share and 20,833 warrants with an exercise price of $0.096 per share, and 421,053 shares of its common stock at $0.0475 per share and 84,211 warrants with an exercise price of $0.095 per share, respectively, all of which are exercisable for a period of two years from date of issuance.

In February 2007, in relation to the January 2007 term sheet executed with an investment firm, the Company sold a total of six units to six individuals, each unit consisting of an 18% convertible note payable in the amount of $16,667 and 66,667 bonus shares of the Company’s common stock, valued at $0.03988, for a total of $100,000 and 400,000 shares of common stock, with principal due August 31, 2007.  The holder is entitled, at its option, to convert, the debenture, plus accrued interest, into shares of the Company’s common stock at the price of $0.05 per share.  Six months of prorated prepaid interest, for a total of $8,729, was due at closing and was paid directly to the note holders by the Company.  The Company paid a placement agent fee of $10,000 and issued 80,000 shares of the Company’s common stock, valued at $0.03988, in March 2007, relating to the convertible notes.  The Company also paid an escrow agent fee of $500 and a legal fee of $1,000 relating to the convertible notes. All of the Company’s shares of common stock issued in connection with the convertible notes have Rule 144 piggyback registration rights.

In February 2007, the Company executed a promissory note with an unrelated individual in the amount of $50,000. The note bears interest at 18% per annum with principal due June 5, 2007. Upon repayment, the Company shall make an additional lender’s fee payment of $4,000 to the individual.  In connection with the promissory note, the Company issued 150,000 restricted shares of common stock to two individuals at $0.04 per share and paid a legal fee of $500 to the lender’s attorney.  In addition, the Company’s CEO executed a Personal Guaranty Agreement guarantying $25,000 of the promissory note in the event the Company defaults on the note.  In July 2007, the note was extended to December 31, 2007.  In connection with the extension, the Company issued 50,000 restricted shares of the Company’s common stock valued at $0.04 per share to the individual.  In July 2007, the Company assigned the pending proceeds from its inclusion in the New Jersey Technology Business Certificate program towards repayment of this note and the July 2007 note executed with the same individual.

In February 2007, the Company executed a promissory note with its CEO in the amount of $22,000. The note bears interest at 8% per annum with principal due July 31, 2007.  In connection with the promissory note, the Company issued warrants exercisable in the aggregate into 88,000 shares of the Company’s common stock to its CEO at an exercise price of $0.05 per share.  The warrants are exercisable for a period of five years from issuance.  In June 2007, the note was extended to August 31, 2007.

In February 2007, Cornell converted $20,000 of the April 27, 2005 debenture into 588,235 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion was made on February 14, 2007 at $0.034 per share.

In February 2007, Highgate converted $20,280 of the May 6, 2005 debenture into 590,460 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion was made on February 14, 2007 at $0.034 per share.

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

In March 2007, the Company executed an 18% convertible promissory note in the amount of $75,000 with an individual.  The holder is entitled, to convert the debenture, plus accrued interest, into shares of the Company’s common stock at the market value of the Company’s common stock at the date of note maturity, June 30, 2007.  If not converted, the entire principal amount and all accrued interest shall be due to the holder on June 30, 2007. In connection with the convertible promissory note, the Company issued to the individual an aggregate of 150,000 shares of the Company’s common stock, valued at $0.039 per share.  In June 2007, the maturity date of the note was extended to September 30, 2007 and the Company issued to the individual an additional 150,000 shares of the Company’s common stock, valued at $0.022 per share. Additionally, the individual converted the interest owed on the note through June 30, 2007 of $3,513.70 into 159,714 shares of the Company’s common stock, valued at $0.022 per share. The shares have Rule 144 piggyback registration rights.

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

In April 2007, in relation to the April 2007 term sheet executed with an investment firm, the Company sold a total of one unit to one individual consisting of an 18% convertible note payable in the amount of $25,000 and 120,000 bonus shares of the Company’s common stock, valued at $0.019, with principal due October 24, 2007.  The holder is entitled, to convert, the debenture, plus accrued interest, into shares of the Company’s common stock at the price of $0.05 per share.  Six months of prorated prepaid interest, for a total of $2,250, was due at closing, in May 2007, and was withheld from the net proceeds remitted to the Company by the placement agent.  The Company paid a placement agent fee of $3,209 and issued 24,000 shares of the Company’s common stock, valued at $0.019, in May 2007, relating to the convertible note.  The Company also paid an escrow agent fee of $660, including expenses, relating to the convertible note. All of the Company’s shares of common stock issued in connection with the convertible notes have Rule 144 piggyback registration rights.

In April 2007, the Company issued 50,000 shares of the Company’s common stock at $0.035 per share to the five remaining note holders relating to promissory notes executed in July 2006, as bonus extension shares.  In connection with the issuance of these shares, the Company issued 5,000 shares of the Company’s common stock at $0.035 per share to the placement agent.

In April 2007, Cornell converted $40,000.00 of the April 27, 2005 debenture into shares of the Company’s common stock, of which $20,000 was converted to 1,136,364 shares of the Company’s common stock at $0.0176 per share on April 17, 2007 and $20,000 was converted to 1,315,789 shares of the Company’s common stock at $0.0152 per share on April 26, 2007, pursuant to the terms of the Securities Purchase Agreement.

In April 2007, the Company issued stock options to purchase 1,551,842 shares of common stock to eleven employees.  The options were issued in accordance with the Company’s 2004 Equity Incentive Plan. The option shares are exercisable at $0.023 per share and expire in April 2017.  The shares vest after a one year period.

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

In April 2007, in relation to a retainer agreement executed with an attorney in August 2005, the Company issued 2,500 shares of the Company’s common stock valued at $0.025 per share.

In May 2007, the Company issued 50,000 shares of the Company’s common stock at $0.03 per share to the five remaining note holders relating to promissory notes executed in July 2006, as bonus extension shares.  In connection with the issuance of these shares, the Company issued 5,000 shares of the Company’s common stock at $0.03 per share to the placement agent.

In May 2007, the Company issued 150,000 shares of the Company’s common stock at $0.03 per share to six note holders relating to promissory notes executed in July 2006, as penalty shares.  In connection with the issuance of these shares, the Company issued 10,000 shares of the Company’s common stock at $0.03 per share to the placement agent.

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

In May 2007, Cornell converted $20,000.00 of the April 27, 2005 debenture into 1,470,588 shares of the Company’s common stock at $0.0135 per share on May 14, 2007, pursuant to the terms of the Securities Purchase Agreement.

In May 2007, the Company executed a consulting agreement with an individual software developer whereby the consultant will provide systems analysis, design, computer programming and engineering services to the Company as an independent contractor.  The term of the agreement is perpetual with thirty day written termination rights retained by both the Company and the consultant.  Per the terms of the agreement, billable projects shall be defined through the completion of a task order.  Upon execution of the agreement, the Company agreed to record a prorated fee for the period October 15, 2006 to April 30, 2007 for $1,500 plus 3,000 warrants per month.  The warrants shall be valued at the closing market value of the Company’s common stock on the last day of each month. In accordance with the agreement, the developer received warrants to purchase 19,500 shares of the Company’s common stock at an exercise price of $0.025 per share for 3,000 shares, $0.035 per share for 3,000 shares, $0.045 for 6,000 shares, $0.05 for 3,000 shares and $0.08 per share for 4,500 shares. The warrants are exercisable for a period of two years from date of issuance.

In May 2007, in connection with a retainer agreement executed with an attorney in August 2005, the Company issued 2,500 shares of the Company’s common stock valued at $0.018 per share.

In May 2007, the Company issued stock options to purchase 1,648,081 shares of common stock to twelve employees.  The options were issued in accordance with the Company’s 2004 Equity Incentive Plan. The options are exercisable at $0.02 per share and expire in May 2017.  The shares vest after a one year period.

In May 2007, the Company sold to one individual certain units which contained common stock and warrants. The Company issued 166,667 shares of common stock at $0.03 per share and 200,000 warrants with an exercise price of $0.06 per share all of which are exercisable for a period of two years from the date of issuance.

In June 2007, the Company executed a 9% convertible promissory note in the amount of $15,000 with an individual.  The holder is entitled, to convert the debenture, plus accrued interest, into shares of the Company’s common stock at $0.015 per share.  If not converted, the entire principal amount and all accrued interest shall be due to the holder on June 21, 2009.  In connection with the convertible promissory note payable, the Company issued to the individual 1,200,000 warrants with an exercise price of $0.03 per share.  The warrants are exercisable for a period of two years from date of issuance.

In June 2007, the Company executed two 8% convertible promissory notes in the amounts of $50,000 each with an individual.  The holder is entitled, to convert the debenture, plus accrued interest, into shares of the Company’s common stock at the market value of the Company’s common stock at a price of $0.02 per share.  If not converted, the entire principal amount and all accrued interest shall be due to the holder on June 29, 2009.  In connection with the convertible promissory note payable, the Company issued to the individual 1,000,000 warrants with an exercise price of $0.04 per share.  The warrants are exercisable for a period of two years from date of issuance.

In June 2007, the Company executed a promissory note with an unrelated individual in the amount of $50,000. The note bears interest at 9% per annum with principal due December 14, 2007.  In connection with the promissory note payable, the Company issued to the individual 100,000 warrants with an exercise price of $0.05 per share.  The warrants are exercisable for a period of five years from date of issuance.

In June 2007, the Company issued 43,750 shares of the Company’s common stock at $0.022 per share to the four remaining note holders relating to promissory notes executed in July 2006, as bonus extension shares.  In connection with the issuance of these shares, the Company issued 5,000 shares of the Company’s common stock at $0.022 per share to the placement agent.

In June 2007, the Company issued 150,000 shares of the Company’s common stock at $0.022 per share to six note holders relating to promissory notes executed in July 2006, as penalty shares.  In connection with the issuance of these shares, the Company issued 10,000 shares of the Company’s common stock at $0.022 per share to the placement agent.

In June 2007, Cornell converted $45,500.00 of the April 27, 2005 debenture into shares of the Company’s common stock, of which $17,000 was converted to 1,370,968 shares of the Company’s common stock at $0.0124 per share on June 6, 2007, $14,000 was converted to 1,458,333 shares of the Company’s common stock at $0.0096 per share on June 15, 2007 and $14,500 was converted to 1,510,417 shares of the Company’s common stock at $0.0096 per share on June 20, 2007, pursuant to the terms of the Securities Purchase Agreement.

In June 2007, in connection with a retainer agreement executed with an attorney in August 2005, the Company issued 2,500 shares of the Company’s common stock valued at $0.016 per share.

In June 2007, the Company issued stock options to purchase 4,465,759 shares of common stock to twelve employees.  The options were issued in accordance with the Company’s 2004 Equity Incentive Plan. Options totaling 2,597,435 shares are exercisable at $0.015 per share and options totaling 1,868,324 shares are exercisable at $0.017 per share. All of the options expire in June 2017.  The shares vest after a one year period.

In June 2007, the Company sold to three individuals certain units which contained common stock and warrants. The Company issued 561,610 shares of common stock, of which 526,316 shares at $0.019 per share and 35,294 shares at $0.017 per share.  In connection with the issuance of these shares, the Company issued 673,931 warrants, of which 631,931 warrants with an exercise price of $0.038 per share and 42,352 warrants with an exercise price of $0.034. These warrants are exercisable for a period of two years from the date of issuance.

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

STRIKEFORCE TECHNOLOGIES, INC.

Dated: August 14, 2007	By: /s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: August 14, 2007	By: /s/ Mark Joseph Corrao
Mark Joseph Corrao
Chief Financial Officer and Principal Accounting Officer