Form 10QSB
period 2007-09-30
StrikeForce Technologies Inc.
filed 2007-11-13
CIK 1285543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 2, 2007, the issuer had 72,078,404 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

STRIKEFORCE TECHNOLOGIES, INC.

INDEX TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

Contents	Page(s)

Balance Sheet at September 30, 2007	F-2
Statement of Operations for the Three and Nine Months Ended September 30, 2007 and 2006	F-3
Statement of Stockholders’ DefIcit for the Nine Months Ended September 30, 2007	F-4
Statement of Cash Flows for the Nine Months Ended September 30, 2007 and 2006	F-5
Notes to the Financial Statements	F-6 to F-21

STRIKEFORCE TECHNOLOGIES, INC.
BALANCE SHEET
(UNAUDITED)

ASSETS

September 30,
2007
Current Assets:
Cash and cash equivalents	$27,034
Accounts receivable	287,090
Current portion of deferred royalties	326,808
Prepaid expenses and other current assets	22,488
Total current assets	663,420

Property and equipment, net	20,461
Deferred royalties, net of current portion	1,498,720
Website development cost, net	5,744
Patents	4,329
Security deposit	8,684
Total Assets	$2,201,358

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Convertible secured notes payable	$862,096
Derivative financial instruments	289,733
Current portion of convertible notes payable	830,000
Convertible notes payable - related parties	478,000
Notes payable	318,750
Notes payable - related parties	651,000
Capital leases payable	5,532
Accounts payable	755,364
Accrued expenses	1,049,692
Payroll taxes payable	53,375
Due to factor	172,450
Due to employees	48,216
Total current liabilities	5,514,208

Convertible notes payable, net of discount of $173,343	811,657
Total Liabilities	6,325,865

Commitments and contingencies

Stockholders' Deficit
Preferred stock at $0.10 par value; 10,000,000 shares authorized;
none issued or outstanding	-
Common stock at $0.0001 par value; 100,000,000 shares authorized;
65,624,331 shares issued and outstanding	6,562
Additional paid-in capital	10,362,540
Accumulated deficit	(14,493,609)
Total Stockholders' Deficit	(4,124,507)
Total Liabilities and Stockholders' Deficit	$2,201,358

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF OPERATIONS
FOR THE THREE  MONTHS ENDED SEPTEMBER  30, 2007 AND 2006
(UNAUDITED)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006

Revenues	$70,364	$99,155	$623,696	$244,244

Cost of sales	34,152	31,432	52,705	50,721

Gross profit	36,212	67,723	570,991	193,523

Operating expenses:
Selling, general and administrative expenses	800,571	706,489	1,903,057	2,921,100
Research and development	92,370	111,020	273,872	275,995
Total operating expenses	892,941	817,509	2,176,929	3,197,095

Loss from operations	(856,729)	(749,786)	(1,605,938)	(3,003,572)

Other (income) expense:
Interest expense	2,953	3,442	12,090	7,953
Financing expense	124,344	336,423	471,258	758,767
Derivative instruments (income) expense, net	(711,698)	42,481	26,275	(377,374)
Total other (income) expense	(584,401)	382,346	509,623	389,346

Net loss	$(272,328)	$(1,132,132)	$(2,115,561)	$(3,392,918)

Net loss per common share - basic and diluted	$(0.01)	$(0.05)	$(0.06)	$(0.15)

Weighted average number of common shares outstanding - basic and diluted	48,081,085	24,669,084	38,293,433	22,134,823

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE THREE  MONTHS ENDED SEPTEMBER  30, 2007
(UNAUDITED)

	Common Stock		Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2006	28,844,494	$2,884	$9,083,853	$(12,378,048)	$(3,291,311)

Sale of shares of common stock including warrants	2,304,404	230	70,311	-	70,541

Issuance of shares of common stock for conversions of	27,627,946	2,763	505,963	-	508,726
notes payable and accrued interest

Issuance of shares of common stock for consulting services	1,774,238	177	64,225	-	64,402

Issuance of shares of common stock for financing	5,073,249	508	140,455	-	140,963

Issuance of warrants in connection with convertible notes payable	-	-	153,192	-	153,192

Issuance of warrants in connection with consulting services	-	-	8,417	-	8,417

Employee stock option compensation	-	-	336,124	-	336,124

Net loss	-	-	-	(2,115,561)	(2,115,561)

Balance at September 30, 2007	65,624,331	$6,562	$10,362,540	$(14,493,609)	$(4,124,507)

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF CASH FLOW
FOR THE THREE  MONTHS ENDED SEPTEMBER  30, 2007 AND 2006
(UNAUDITED)

	2007	2006
Cash flows from operating activities:
Net loss	$(2,115,561)	$(3,392,918)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	13,324	17,925
Amortization of deferred financing costs	-	124,441
Amortization of discount on convertible notes	173,343	426,649
Amortization of deferred royalties	200,034	-
Royalty expense paid through the issuance of stock options	-	243,099
Mark to market on derivative financial instruments	76,674	(377,374)
Employee stock option compensation	336,124	106,021
Issuance of common stock, options and warrants for consulting services	72,819	582,179
Issuance of common stock and warrants for financing expenses	140,963	28,000
Changes in assets and liabilities affecting operations:
Accounts receivable	(268,014)	(49,656)
Prepaid expenses	(895)	857
Accounts payable	42,095	467,073
Accrued expenses	363,321	520,269
Payroll taxes payable	-	(3,741)
Due to factor	172,450	-
Due to employees	(11,141)	14,154
Net cash used in operating activities	(804,464)	(1,293,022)

Cash flows from investing activities:
Investment in website	-	(4,830)
Purchases of property and equipment	(3,987)	(5,275)
Net cash used in investing activities	(3,987)	(10,105)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	70,541	192,000
Proceeds from convertible notes payable	714,108	450,000
Proceeds from convertible notes payable - related parties	-	113,000
Proceeds from notes payable	250,000	250,000
Proceeds from notes payable - related parties	22,000	447,000
Payments of convertible notes payable - related parties	-	(62,500)
Payments of notes payable	(181,250)	-
Payments of convertible notes payable	(13,000)	-
Payments of notes payable - related parties	-	(7,000)
Principle payments on capital leases	(34,369)	(2,168)
Net cash provided by financing activities	828,030	1,380,332

Net increase (decrease) in cash	19,579	77,205

Cash and cash equivalents at beginning of period	7,455	77,094

Cash and cash equivalents at end of period	$27,034	$154,299

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12,964	$27,926
Income taxes	$2,448	$-

Supplemental schedule of non-cash activities:
Conversion of secured convertible notes payable into common stock	$508,726	$271,610
Issuance of warrants for convertible notes	$153,192	$121,222
Revaluation of stock options issued for deferred royalties	$-	$218,186
Issuance of common stock in connection with notes payable	$-	$166,100
Issuance of common stock for deferred consulting fees	$-	$25,200
Issuance of common stock for accrued services	$-	36,400

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
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

Interim period

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the instructions to Form 10-QSB and Items 303 and 310(B) of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2007, the results of operations for the three and nine months ended September 30, 2007, changes in stockholders’ deficiency and cash flows for the nine months ended September 30, 2007. The results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2007.

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

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents

Net loss per common share

Net loss per common share is computed pursuant to SFAS No. 128, “Earnings Per Share”.  Basic loss per share is computed by taking net loss divided by the weighted average number of common shares outstanding for the period.  Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt, which excludes 18,395,669 shares of stock options, 11,182,439 shares of common stock issuable under warrants and 35,324,159 shares of common stock issuable under the conversion feature of the convertible notes payable for the nine months ended September 30, 2007. These potential shares of common stock were not included as they were anti-dilutive.

Recently issued accounting pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to SFAS 109. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, “Accounting for Contingencies”. The Company will adopt the provisions of this statement on July 1, 2007. The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings on July 1, 2007. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On September 15, 2006, the FASB issued FASB Statement No. 157 "Fair Value Measurements" ("SFAS No. 157").  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In September 2006, the FASB issued FASB Statement No. 158 “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R)” (“SFAS No. 158”).  SFAS No. 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On February 15, 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 -	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $14,493,609 and a working capital deficiency of $4,850,788 at September 30, 2007 and had a net loss and cash used in operations of $2,115,561 and $804,464 for the nine months ended September 30, 2007, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Measurement is based upon the Black-Scholes Model using the following assumptions:

	December 31, 2005	December 31, 2006	September 30, 2007
Market share price	$0.900	$0.050	$0.021
Expected volatility	29.00%	152.00%	390.00%
Risk-free interest rate	4.35%	4.96%	4.23%
Expected life	5 years	5 years	5 years

As of September 30, 2007 the options to purchase 2,530,000 shares that vested at September 11, 2004 are valued (as fixed) at $1,066,395, the options to purchase 2,530,000 shares that vested at September 11, 2005 are valued (as fixed) at $1,529,132, and the options to purchase the final 2,540,000 shares (which vested on September 11, 2006) are valued at September 30, 2007 at $264,160. The total value of the deferred royalties, net of accumulated amortization of $1,034,159, is $1,825,528.  The deferred royalties are being amortized over the term of the original NetLabs Agreement (10 years) which will terminate on August 31, 2013.  For the nine months ended September 30, 2007 and 2006, $200,034 and $243,098 of royalties were expensed, respectively.

The following table summarizes the annual amounts of deferred royalties that are amortized to general and administrative expenses over the next five (5) years and thereafter.

2007	$103,800
2008	303,834
2009	303,834
2010	303,834
2011 and beyond	810,226
Total deferred royalties	1,825,528
Less current portion	(326,808)
Deferred royalties, net of current portion	$1,498,720

NOTE 5 -	CONVERTIBLE NOTES PAYABLE

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

In March 2006, the Company extended the maturity date of a convertible debenture, executed with an investor in the amount of $125,000, to January 26, 2007.  In January 2007, the Company extended the maturity date of the convertible debenture to January 26, 2008.  In connection with the extensions, the Company issued the investor 45,000 warrants with an exercise price of $0.20 per share and an expiration date of January 26, 2009, relating to the first extension, and 100,000 restricted shares of the Company’s common stock at $0.05 per share, relating to the second extension. The fair value of the warrants issued using the Black-Scholes Option Pricing Model was $4,878.  For the nine months ended September 30, 2007, the Company recorded $488 in financing expense related to the issuance of these warrants.

In February 2007, in relation to the January 2007 term sheet executed with an investment firm (see Note 14), the Company sold a total of six units to six individuals, each unit consisting of an 18% convertible note payable in the amount of $16,667 and 66,667 bonus shares of the Company’s common stock, valued at $0.03988, for a total of $100,000 and 400,000 shares of common stock, with principal due August 31, 2007.  The holder is entitled to convert, the debenture, plus accrued interest, into shares of the Company’s common stock at the price of $0.05 per share.  Six months of prorated prepaid interest, for a total of $8,729, was due at closing and was paid directly to the note holders by the Company.  The Company paid a placement agent fee of $10,000 and issued 80,000 shares of the Company’s common stock, valued at $0.03988, in March 2007, relating to the convertible notes. The Company also paid an escrow agent fee of $500 and a legal fee of $1,000 relating to the convertible notes. For the nine months ended September 30, 2007, the Company expensed $19,142 of financing expenses related to the issuance of the shares. In November 2007 the notes were extended to April 30, 2008.  Per the terms of the extensions, the Company paid 20% of the note balances in November 2007 for a total amount of $20,000.  The remaining balance shall be paid as follows: 20% due by January 31, 2008 and 60% plus accrued interest due by April 30, 2008.  In conjunction with the extensions, the note holders shall receive an aggregate total of 200,000 restricted shares of the Company’s common stock per month with a value based on the closing market price of the stock on the 18th of each month. All of the Company’s shares of common stock issued in connection with the convertible notes and the extensions have Rule 144 piggyback registration rights.

In March 2007, the Company executed an 18% convertible promissory note in the amount of $75,000 with an individual.  The holder is entitled, to convert the debenture, plus accrued interest, into shares of the Company’s common stock at the market value of the Company’s common stock at the date of note maturity, June 30, 2007.  If not converted, the entire principal amount and all accrued interest shall be due to the holder on June 30, 2007. In connection with the convertible promissory note payable, the Company issued to the individual an aggregate of 150,000 shares of the Company’s common stock, valued at $0.039 per share.  In June 2007, the maturity date of the note was extended to September 30, 2007 and the Company issued to the individual an additional aggregate of 150,000 shares of the Company’s common stock, valued at $0.022 per share. In September 2007, the maturity date of the note was extended to December 31, 2007 and the Company issued to the individual an additional aggregate of 150,000 shares of the Company’s common stock, valued at $0.021 per share.  The Company’s shares of common stock issued in connection with the convertible note and the note extensions have Rule 144 piggyback registration rights. For the nine months ended September 30, 2007, the Company expensed $12,300 in financing expenses related to the issuance of the shares.  In June 2007, the individual converted the interest owed on the note through June 30, 2007 of $3,513.70 into 159,714 shares of the Company’s common stock, valued at $0.022 per share. In September 2007, the individual converted the interest owed on the note from July 1, 2007 through September 30, 2007 of $3,402.74 into 162,035 shares of the Company’s common stock, valued at $0.021 per share.

In April 2007, in connection with the April 2007 term sheet executed with an investment firm, the Company sold a total of one unit to one individual, consisting of an 18% convertible note payable in the amount of $25,000 and 120,000 bonus shares of the Company’s common stock, valued at $0.019, with principal due October 24, 2007.  The holder is entitled, to convert, the debenture, plus accrued interest, into shares of the Company’s common stock at the price of $0.05 per share.  Six months of prorated prepaid interest, for a total of $2,250, was due at closing, in May 2007, and was withheld from the net proceeds remitted to the Company by the placement agent.  The Company paid a placement agent fee of $3,209 and issued 24,000 shares of the Company’s common stock, valued at $0.019, in May 2007, relating to the convertible note.  The Company also paid an escrow agent fee of $660, including expenses, relating to the convertible note. For the nine months ended September 30, 2007, the Company expensed $2,736 in financing expenses related to the issuance of the shares. In November 2007 the note was extended to April 30, 2008.  Per the terms of the extension, the Company paid 20% of the note balance in November 2007 in the amount of $5,000.  The remaining balance shall be paid as follows: 20% due by January 31, 2008 and 60% plus accrued interest due by April 30, 2008. In conjunction with the extension, the note holder shall receive an aggregate total of 50,000 restricted shares of the Company’s common stock per month with a value based on the closing market price of the stock on the 18th of each month. All of the Company’s shares of common stock issued in connection with the convertible notes and the extension have Rule 144 piggyback registration rights.

In May 2007, the Company executed a 9% convertible promissory note in the amount of $100,000 with an individual.  The holder is entitled, to convert, the debenture, plus accrued interest, into shares of the Company’s common stock at $0.035 per share.  If not converted, the entire principal amount and all accrued interest shall be due to the holder on the second year anniversary of the debenture. In connection with the convertible promissory note payable, the Company issued to the individual 571,429 warrants with an exercise price of $0.07 per share.  The warrants are exercisable for a period of two years from date of issuance.  The fair value of the warrants issued using the Black-Scholes Option Pricing Model was $10,114.  For the nine months ended September 30, 2007, the Company recorded $2,107 in financing expense related to the issuance of these warrants.

In June 2007, the Company executed a 9% convertible promissory note in the amount of $15,000 with an individual.  The holder is entitled, to convert the debenture, plus accrued interest, into shares of the Company’s common stock at the market value of the Company’s common stock at a price of $0.015 per share.  If not converted, the entire principal amount and all accrued interest shall be due to the holder on June 21, 2009.  In connection with the convertible promissory note payable, the Company issued to the individual 1,200,000 warrants with an exercise price of $0.03 per share.  The warrants are exercisable for a period of two years from date of issuance.  The fair value of the warrants issued using the Black-Scholes Option Pricing Model was $17,880.  For the nine months ended September 30, 2007, the Company recorded $2,980 in financing expense related to the issuance of these warrants.

In June 2007, the Company executed two 8% convertible promissory notes in the amounts of $50,000 each with an individual.  The holder is entitled, to convert the debenture, plus accrued interest, into shares of the Company’s common stock at the market value of the Company’s common stock at a price of $0.02 per share.  If not converted, the entire principal amount and all accrued interest shall be due to the holder on June 29, 2009.  In connection with the convertible promissory note payable, the Company issued to the individual 1,000,000 warrants with an exercise price of $0.04 per share.  The warrants are exercisable for a period of two years from date of issuance.  The fair value of the warrants issued using the Black-Scholes Option Pricing Model was $21,800.  For the nine months ended September 30, 2007, the Company recorded $3,633 in financing expense related to the issuance of these warrants.

In July 2007, the Company executed an 8% convertible promissory note in the amount of $100,000 with an individual.  The holder is entitled, to convert the debenture, plus accrued interest, into shares of the Company’s common stock at the market value of the Company’s common stock at $0.02 per share.  If not converted, the entire principal amount and all accrued interest shall be due to the holder on July 2, 2009.  In connection with the convertible promissory note payable, the Company issued to the individual 1,000,000 warrants with an exercise price of $0.04 per share.  The warrants are exercisable for a period of two years from date of issuance. The fair value of the warrants issued using the Black-Scholes Option Pricing Model was $29,800.  For the nine months ended September 30, 2007, the Company recorded $3,725 in financing expense related to the issuance of these warrants.

In August 2007, the Company executed three 9% convertible promissory notes in the amounts of $20,000, $50,000 and $50,000, respectively, with three individuals.  The holders are entitled, to convert the debenture, plus accrued interest, into shares of the Company’s common stock at the market value of the Company’s common stock at a price of $0.025 per share.  If not converted, the entire principal amount and all accrued interest shall be due to the holders on August 9, 2009.  In connection with the convertible promissory note payable, the Company issued to the individuals 160,000, 400,000 and 400,000 warrants, respectively, with an exercise price of $0.04 per share.  The warrants are exercisable for a period of three years from date of issuance.  The fair value of the warrants issued using the Black-Scholes Option Pricing Model was $23,040. For the nine months ended September 30, 2007, the Company recorded $1,280 in financing expense related to the issuance of these warrants.

In August 2007, the Company executed an 8% convertible promissory note in the amount of $200,000 with an individual.  The holder is entitled, to convert the debenture, plus accrued interest, into shares of the Company’s common stock at the market value of the Company’s common stock at $0.03 per share.  If not converted, the entire principal amount and all accrued interest shall be due to the holder on December 31, 2008.  In connection with the convertible promissory note payable, the Company issued to the individual 1,500,000 warrants with an exercise price of $0.04 per share.  The warrants are exercisable for a period of five years from date of issuance. The fair value of the warrants issued using the Black-Scholes Option Pricing Model was $45,000.  For the nine months ended September 30, 2007, the Company recorded $5,625 in financing expense related to the issuance of these warrants.

Interest expense for the convertible notes payable for the nine months ended September 30, 2007 and 2006 was $91,541 and $40,574, respectively.

NOTE 6 -	CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

Convertible notes payable - related parties at September 30, 2007, consisted of convertible promissory notes that the Company executed with the Chief Executive Officer (“CEO”), the Vice President of Technical Services (“VPTS”), relatives of a former officer of the Company, a relative of the Chief Financial Officer, the President, a Software Developer who is also a relative of the Chief Technology Officer and the Office Manager.

The terms of the convertible promissory notes state that principal is payable in full in immediately available funds of $1,000,000 or more through any sales or investment.  With the exception of the notes issued to the CEO, all of the notes bear interest at a rate of prime, which was posted as 8.25% on March 31, 2007 by the Wall Street Journal print edition, plus 2%, prime plus 4%, a straight 8% per year or a straight 21.90% per year. The notes issued to the CEO bear interest equal to the CEO’s private banking account monthly lending rate ranging between 8.625% and 11.00%.  In September 2006, the variable interest rate for the notes issued to the CEO was revised to a fixed rate of 8%, effective August 1, 2006.  In April 2007, the convertible promissory notes were amended to change the interest calculation from simple to compound effective April 1, 2007.  In August 2007, the maturity date of the convertible promissory notes was extended to December 31, 2007. Per the terms of the note extensions executed with the Office Manager, the Company shall pay principle payments of $1,000 per month, effective in November 2007, to the Office Manager. In the event the Company receives financing in excess of $2.5 million, the principle payments to the Office Manager shall increase to $5,000 per month.  Also, in any month where the Company’s revenues exceed $250,000, the Company shall make a principle payment of $5,000 to the Office Manager for that month.

Interest is payable at such time as the principal on the note is due.  Each individual shall have the right to convert the outstanding principal amount, and all accrued interest thereon, into shares of the Company’s common stock, determined by dividing the amount of principal and interest outstanding by a conversion price of either $0.75 or $1.00, depending on the note.

At September 30, 2007, accrued interest due for the convertible notes – related parties was $75,644 and is included in accrued expenses in the accompanying balance sheet. Interest expense for convertible notes payable – related parties for the nine months ended September 30, 2007 and 2006 was $29,896 and $34,211, respectively.

NOTE 7 -	NOTES PAYABLE

In July 2006, the Company sold a total of six units to six individuals, with each unit consisting of a 12% promissory note payable in the amount of $25,000 and 250,000 shares of the Company’s common stock for a total of $150,000 and 1,500,000 shares of common stock.  The principal shall be payable in full by January 10, 2007.  Per the terms of the notes, if any of the notes are deemed unenforceable, then the remaining outstanding principal and accrued interest shall be convertible into shares of common stock of the Company at the sole option of the note holder, at a conversion price equal to $0.085 per share, in addition to any other remedies or enforcement actions that the note holder may take to enforce collection of the note.  Six months of prepaid interest, for a total of $9,000, was due at closing, of which $6,750 was withheld by the escrow agent and $2,250 was paid directly to the note holder by the Company.  The Company paid a placement agent fee of $15,000 and issued 150,000 shares of the Company’s common stock, in August 2006, relating to the promissory notes. In addition, the Company paid an escrow agent fee of $3,000 and a due diligence fee of $7,500 plus 50,000 shares of the Company’s common stock issued to the placement agent in July 2006 in connection with the promissory notes. All of the Company’s shares of common stock issued in relation to the promissory notes have Rule 144 piggyback registration rights. In January 2007, the Company extended the maturity date of five of the promissory notes, totaling $100,000, to March 10, 2007, inclusive of a ten day grace period. In connection with the extensions, the Company has agreed to increase the interest rate of the promissory notes to 20% per annum and the Company has issued to the note holders 100,000 shares of the Company’s common stock at $0.0435 per share for the month of February 2007.  Additionally, the Company issued 10,000 shares of the Company’s common stock at $0.0435 per share to the placement agent for the month of February 2007. The note holders and the placement agent are entitled to the aforementioned issuances on a pro-rated basis for every month that the notes are extended.  The Company paid $500 to the placement agent’s attorney for document review related to the extensions.  The remaining promissory note in the amount of $50,000 was paid in full in February 2007.  The Company issued to the note holders 100,000 shares of the Company’s common stock at $0.025 per share for the month of March 2007.  Additionally, the Company issued 10,000 shares of the Company’s common stock at $0.025 per share to the placement agent for the month of March 2007.  In March 2007, the Company partially repaid the five remaining notes in the amount of $50,000.  In April 2007, the Company and the remaining note holders reached an informal agreement whereby the note holders have agreed to extend the notes on a month-to month basis.  The Company issued to the note holders 50,000 shares of the Company’s common stock at $0.035 per share for the month of April 2007.  Additionally, the Company issued 5,000 shares of the Company’s common stock at $0.035 per share to the placement agent for the month of April 2007. In May 2007, the Company repaid one of the remaining notes in the amount of $6,250.  In May and June, 2007, the Company issued 50,000 shares at $0.03 per share and 43,750 shares at $0.022 per share of the Company’s common stock, respectively, to the remaining note holders as bonus extension shares.  Additionally, the Company issued 5,000 shares at $0.03 per share and 4,375 shares at $0.022 per share, of the Company’s common stock, respectively, to the placement agent for the months of May and June, 2007. In July 2007, the Company repaid one of the remaining notes in the amount of $12,500. In August 2007, the Company repaid one of the remaining notes in the amount of $12,500. In July, August and September, 2007, the Company issued 31,250 shares valued at $0.029 per share, 31,250 shares valued at $0.03 per share and 18,750 shares valued at $0.026, respectively, of the Company’s common stock to the remaining note holders as bonus extension shares.  Additionally, the Company issued 3,125 shares valued at $0.029 per share, 3,125 shares valued at $0.03 per share and 1,875 shares valued at $0.026, respectively, of the Company’s common stock to the placement agent for the months of July, August and September, 2007. In May, June and July, 2007, the Company issued 150,000 shares per month of the Company’s common stock valued at $0.03, $0.022 and $0.029 per share, respectively, to all of the original note holders as penalty shares per the terms of the notes.  Additionally, the Company issued 10,000 shares per month of the Company’s common stock at $0.03, $0.022 and $0.029 per share, respectively, to the placement agent for the months of May, June and July, 2007 relating to the bonus shares. All of the Company’s shares of common stock issued in connection with the extensions and penalty have Rule 144 piggyback registration rights. The remaining balance of the notes at September 30, 2007 was $18,750. For the nine months ended September 30, 2007, the Company expensed $20,489 of financing expenses related to the issuance of the shares relating to the note extensions and penalties. In October, 2007, the Company issued 18,750 shares valued at $0.017 of the Company’s common stock to the remaining note holders as bonus extension shares.  Additionally, the Company issued 1,875 shares valued at $0.017 of the Company’s common stock to the placement agent for the month of October, 2007.

In January 2007, the Company executed a promissory note with an individual in the amount of $50,000. The note is non-interest bearing with principal due February 15, 2007. Upon repayment, the Company shall make an additional lender’s fee payment of $3,000 to the individual.  In connection with the promissory note, the Company issued 30,000 restricted shares of common stock to the individual valued at $0.045 per share. In March 2007, the note was repaid in full along with the lender’s fee payment. For the nine months ended September 30, 2007, the Company expensed $1,350 of financing expenses in connection with to the issuance of the shares.

In February 2007, the Company executed a promissory note with an unrelated individual in the amount of $50,000. The note bears interest at 18% per annum with principal due June 5, 2007. Upon repayment, the Company shall make an additional lender’s fee payment of $4,000 to the individual.  In connection with the promissory note, the Company issued 100,000 restricted shares of common stock to two individuals at $0.04 per share and paid a legal fee of $500 to the lender’s attorney.  In addition, the Company’s CEO executed a Personal Guaranty Agreement guarantying $25,000 of the promissory note in the event the Company defaults on the note.  In May 2007, the Company issued 2,000,000 pledge shares, per the terms of the note, of the Company’s common stock valued at $0.024 per share.  The pledge shares are being held by the note holder’s attorney. In July 2007, the note was extended to December 31, 2007. In connection with the extension, the Company issued 50,000 restricted shares of the Company’s common stock valued at $0.04 per share to the individual in July 2007.  In July 2007, the Company assigned the pending proceeds from its inclusion in the New Jersey Technology Business Certificate program towards repayment of this note and the July 2007 note executed with the same individual (see Note 7 below). For the nine months ended September 30, 2007, the Company expensed $54,350 of financing expenses related to the issuance of the shares.

In June 2007, the Company executed a promissory note with an unrelated individual in the amount of $50,000. The note bears interest at 9% per annum with principal due December 14, 2007.  In connection with the promissory note, the Company issued to the individual 100,000 warrants with an exercise price of $0.05 per share.  The warrants are exercisable for a period of five (5) years from date of issuance.  The fair value of the warrants issued using the Black-Scholes Option Pricing Model was $1,800.  For the nine months ended September 30, 2007, the Company recorded $300 in financing expense related to the issuance of these warrants.

In July 2007, the Company executed a promissory note with an unrelated individual in the amount of $100,000. The note bears interest at 18% per annum with principal due December 31, 2007.  The Company has assigned the pending proceeds from its inclusion in the New Jersey Technology Business Certificate program towards repayment of this note and the February 2007 note executed with the same individual (see Note 7 above). The Company issued 2,000,000 shares of its common stock, issued in May 2007, to serve as collateral to the February 2007 note and this note.  In connection with the promissory note, the Company issued 300,000 restricted shares of common stock to the individual valued at $0.04 per share. All of the Company’s shares of common stock issued in connection with the promissory note have Rule 144 piggyback registration rights. For the nine months ended September 30, 2007, the Company expensed $4,800 of financing expenses related to the issuance of the shares.

Interest expense for notes payable for the nine months ended September 30, 2007 and 2006 was $23,155 and $7,422, respectively.

NOTE 8 -	NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties at September 30, 2007 consisted of the following:

Nine notes payable with its CEO aggregating $626,000:

•	Three notes, aggregating $189,000, with interest at a per annum rate of 8%, effective August 1, 2006 have been extended to December 31, 2007.
•	Two notes, aggregating $160,000 with interest at a rate equal to 8% per annum were extended to December 31, 2007.
•	Two notes, in the amount of $5,000 and $150,000 were extended to December 31, 2007 and the interest rate was revised to a fixed rate of 8%, effective August 1, 2006.
•	One note in the amount of $100,000 bearing interest at a rate equal to 9% per annum with a maturity date of September 30, 2006 was extended to December 31, 2007.
•
The remaining note was executed in February 2007 in the amount of $22,000.  The note bears interest at a rate equal to 8% per annum with principal due July 31, 2007.  The note was extended to December 31, 2007.

In connection with the $100,000 note and the $22,000 note, the Company issued warrants exercisable in the aggregate into 288,000 shares of the Company’s common stock at an exercise price of $0.05 per share for 88,000 warrants and $0.13 per share for 200,000 warrants.  These warrants are exercisable for a period of five years from issuance.  The fair value of the warrants issued using the Black-Scholes Option Pricing Model was $28,058.  For the nine months ended September 30, 2007, the Company recorded $3,758 in notes payable discount related to the issuance of the February 2007 warrants.

At September 30, 2007, the Company had executed four notes payable with its President due May 31, 2007 aggregating $25,000. Notes totaling $10,000 are non-interest bearing. Notes totaling $15,000 bear interest at a rate equal to 8% per annum. The notes were extended to December 31, 2007.

Interest expense for notes payable - related parties for the nine months ended September 30, 2007 and 2006 was $39,103 and $31,040, respectively.

NOTE 9 -	ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2007:

Interest	$543,497
Commitment fees	32,697
Professional fees	153,146
Other	320,352
Total accrued expenses	$1,049,692

NOTE 10 -	CONVERTIBLE SECURED NOTES PAYABLE

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

Conversions to Common Stock

For the nine months ended September 30, 2007, Cornell converted $407,500.00 of the April 27, 2005 debenture into 27,037,486 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion price ranged from $0.0096 to $0.034 per share.

For the nine months ended September 30, 2007, Highgate converted $20,279.64 of the May 6, 2005 debenture into 590,460 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion price was $0.034 per share.

Interest expense for convertible secured notes payable for the nine months ended September 30, 2007 and 2006 was $66,326 and $86,608, respectively.

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

Issuance of Stock for Services

In August 2005, the Company entered into a retainer agreement with an attorney, whereas the attorney will act as in house counsel for the Company with respect to all general corporate matters.  The agreement is at will and requires a payment of 10,000 shares of common stock, valued at $0.90 per share, due upon execution.  The certificate for the 10,000 shares of common stock was issued in October 2005.   Commencing on September 1, 2005, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market.  For the nine months ended September 30, 2007, the Company issued 22,500 shares of common stock, valued at $659, all of which has been expensed as legal fees, related to the agreement.

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

Gross Proceeds	Cash Commission	Equity Commission
$500,000 to $ 999,999	$ 25,000	200,000 shares
$1,000,000 to $1,999,999	$ 50,000	400,000 shares
$2,000,000 to $2,999,999	$100,000	800,000 shares
$3,000,000 to $3,499,999	$150,000	1,000,000 shares
$3,500,000 to $3,999,999	$175,000	1,200,000 shares
$4,000,000 and up	$200,000	1,600,000 shares

The term of the agreement is perpetual with thirty day written termination rights retained by both the Company and the advisor.  In February 2007, the Company executed two amendments to the agreement. The first amendment authorizes the Company to compensate the advisor 333,333 shares of the Company’s common stock, in lieu of cash, at $0.045 per share for all compensation owed to the advisor as of the date of the amendment. The shares are restricted and have piggy back registration rights upon the next registration statement filed by the Company. In connection with the amendment, the Company issued to the advisor an aggregate of 50,000 two year warrants to purchase shares of the Company’s common stock at an exercise price of $0.10 per share. Per the terms of the second amendment, the Company issued 100,000 restricted shares of the Company’s common stock at $0.045 per share in consideration for services rendered to date. In August 2007, the Company terminated the agreement and compensated the advisor via the issuance of 510,095 shares of the Company’s restricted common stock, in lieu of cash, valued at $0.021 per share for the compensation owed to the advisor as of the date of termination. For the nine months ended September 30, 2007, the Company expensed $19,500 of financing expenses related to the issuance of the shares.

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

In January 2007, the Company executed a consulting agreement with an investor relations firm whereby the firm shall provide public and investor relations services to the Company.  As consideration for the services, the firm shall receive 250,000 shares of the Company’s common stock, at $0.055 per share. The shares shall be restricted and have piggyback registration rights upon the next registration statement filed by the Company.  The term of the agreement is for ninety days and it can be renewed by the mutual consent of the Company and the firm.  For the nine months ended September 30, 2007, the Company expensed $13,750 of consulting expenses related to this agreement.

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

In April 2007, the Company executed a consulting agreement with an investor relations firm to provide public and investor relations services to the Company.  As compensation for the services, the firm shall receive a monthly retainer in the amount of $5,500. The firm also received 50,000 shares of the Company’s common stock, valued at $0.019 per share.  The shares are restricted and have piggyback registration rights upon the next registration statement filed by the Company.  The term of the agreement is for three months and can be renewed provided the Company and the firm both agree in writing.  In August 2007, the Company terminated the agreement. For the nine months ended September 30, 2007, the Company expensed $950 of consulting expenses related to this agreement.

In July 2007, the Company appointed a new Chairman of its Advisory Board and added three new members. As compensation for serving on the Advisory Board, each of the six members received 50,000 restricted shares and the Chairman received 100,000 restricted shares of the Company’s common stock, valued at $0.038 per share. For the nine months ended September 30, 2007, the Company expensed $15,200 of consulting expenses related to the stock issuance.

Issuance of Stock for Financing

In December 2006, in accordance with a letter of understanding executed with an investment firm, the Company issued 100,000 restricted shares of its common stock valued at $0.05 per share to the firm and 100,000 restricted shares were issued in January 2007 at $0.045 per share (see Note 14).  For the nine months ended September 30, 2007, the Company expensed $5,000 of financing expenses related to the issuance of the shares.

In January 2007, in accordance with a term sheet executed with an investment firm, the Company issued 100,000 shares of common stock, valued at $0.045 per share, to the investment firm as additional consideration for services rendered (see Note 14).  The shares have Rule 144 piggyback registration rights.  For the nine months ended September 30, 2007, the Company expensed $4,500 of financing expenses related to the issuance of the shares.

Issuance of Warrants for Services

In January 2007, in accordance with a consulting agreement executed with a sales consultant, the consultant received warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.10 per share with a term of two years from the effective date.  For the nine months ended September 30, 2007, the Company recorded $6,375 of consulting expense related to the warrants (see Note 14).

 In February 2007, in accordance with an amendment to the advisory board agreement executed with an advisor, the advisor received warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.10 per share with a term of two years from the effective date.  For the nine months ended September 30, 2007, the Company recorded $1,560 of consulting expense related to the warrants (see Note 12 above).

In May 2007, in accordance with a consulting agreement executed with an individual software developer, the developer received warrants to purchase 19,500 shares of the Company’s common stock at an exercise price of $0.025 per share for 3,000 shares, $0.035 per share for 3,000 shares, $0.045 for 6,000 shares, $0.05 for 3,000 shares and $0.08 per share for 4,500 shares, with a term of two years from the effective date.  For the nine months ended September 30, 2007, the Company recorded $482 of consulting expense related to the warrants (see Note 14).

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

Sale of Shares of Common Stock

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

In May 2007, the Company sold to an individual certain units which contained common stock and warrants. The Company issued 166,667 shares of common stock at $0.03 per share and 200,000 warrants with an exercise price of $0.06 per share all of which are exercisable for a period of two years from the date of issuance.

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

Warrants

At September 30, 2007, the Company issued warrants related to its convertible notes payable.  The warrants entitle the note holders to purchase the Company’s common stock at: 66,667 warrants with an exercise price of $0.55 per share, 400,000 warrants with an exercise price of $0.25 per share, 45,000 warrants with an exercise price of $0.20 per share, 562,500 warrants with an exercise price of $0.16 per share,  571,429 warrants with an exercise price of $0.07 per share,  4,460,000 warrants with an exercise price of $0.04 per share and 1,200,000 warrants with an exercise price of $0.03 per share. 3,838,096 warrants have a two year exercise term, 1,005,000 warrants have a three year exercise term and 2,462,500 warrants have a five year exercise term.

At September 30, 2007, the Company issued warrants related to its convertible notes payable – related parties.  The warrants entitle the note holders to purchase the Company’s common stock at $1.00 per share and have an exercise term of ten years.  At June 30, 2007, 31,000 warrants will expire in the year 2013, 16,500 warrants expire in the year 2014, 21,700 warrants in the year 2015 and 11,300 warrants in the year 2016.

At September 30, 2007, the Company issued warrants related to its notes payable.  The warrants entitle the note holder to purchase the Company’s common stock at $0.05 per share for 100,000 warrants with an exercise term of five years.

At September 30, 2007, the Company issued warrants related to its notes payable – related parties.  The warrants entitle the note holder to purchase the Company’s common stock at $0.05 per share for 88,000 warrants and $0.13 per share for a 200,000 warrants with an exercise term of five years.

NOTE 13 -	STOCK BASED COMPENSATION

In September 2004, the stockholders approved the Equity Incentive Plan for its employees (“Incentive Plan”), effective April 1, 2004.  Of the total authorized for issuance at September 30, 2007, 1,604,331 shares were available for future issuance.

2004 Equity Incentive Plan

The number of shares authorized for issuance under the Incentive Plan was increased to 10,000,000 in September 2006, 15,000,000 in March 2007 and 20,000,000 in June 2007, by unanimous consent of the Board of Directors. Option shares totaling 4,705,000 vest equally over a three year period beginning one-year from the date of grant and option shares totaling 13,690,669 vest over a one-year period from the date of grant.

The table below summarizes the Company’s Incentive Plan stock option activity through September 30, 2007:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(in thousands)
Balance, December 31, 2005	1,830,000	$1.00	$1.0000		$--
Granted	4,514,553	$0.0698 - $ 0.10	$0.0920		$--
Balance, December 31, 2006	6,344,553	$0.0698 - $ 0.10	$0.3539		$--
Granted	12,051,116	$0.015 - $ 0.50	$0.0306		$--
Balance, September 30, 2007	18,395,669	$0.015 - $ 1.00	$0.1421		$--
Vested and Exercisable, September 30, 2007	10,154,014		$0.1421		$--

As of September 30, 2007, an aggregate of 18,395,669 options were outstanding under the incentive plan.  The exercise price for 1,830,000 options is $1.00, for 100,000 options is $0.50, for 2,775,000 options is $0.10, for 348,096 options is $0.099, for 405,432 options is $0.085, for 492,309 options is $0.07, for 493,716 options is $0.0698, for 2,023,084 is $0.05, for 558,119 is $0.045, for 918,976 is $0.0375, for 785,255 is $0.024, for 1,551,842 options is $0.023, for 1,648,081 options is $0.02, for 1,868,324 options is $0.017 and for 2,597,435 options is $0.015.  As of September 30, 2006, an aggregate of 6,344,553 options were outstanding under the incentive plan. The exercise price for 1,830,000 options was $1.00, for 2,775,000 options was $0.10, for 348,096 options was $0.099, for 405,432 options was $0.085, for 492,309 options was $0.07 and for 493,716 options was $0.0698. At September 30, 2007, there were 10,154,014 vested incentive plan stock options outstanding of which 865,812 options are exercisable at $0.015, 622,775 options are exercisable at $0.017, 686,700 options are exercisable at $0.02, 775,921 options are exercisable at $0.023, 458,065 options are exercisable at $0.024, 536,069 options are exercisable at $0.0375, 372,079 options are exercisable at $0.045, 1,077,633 options are exercisable at $0.05, 534,859 options are exercisable at $0.0698, 533,335 options are exercisable at $0.07, 439,218 options are exercisable at $0.085, 377,104 options are exercisable at $0.099, 1,114,583 options are exercisable at $0.10, 16,667 options are exercisable at $0.50 and 1,743,194 options are exercisable at $1.00.

As of September 30, 2007, there was $322,323 of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 12 months.

The following table summarizes information concerning outstanding and exercisable Incentive Plan options as of September 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$1.0000	1,830,000	7.00	$1.0000	1,743,194	$1.0000
$0.0698 - $0.50	4,614,553	9.00	0.1008	3,015,766	0.1008
$0.0150 - $0.05	11,951,116	10.00	0.0267	5,395,054	0.0267

	18,395,669	8.67	$0.1421	10,154,014	$0.1421

Non-Incentive Plan Stock Option Grants

Since December 31, 2005, the Company has outstanding an aggregate of 7,618,889 non-plan, non-qualified options for non-employees with 7,600,000 exercisable at $0.36 and 18,889 exercisable at $0.90 yielding a weighted average exercise price of $0.3613 and no outstanding incentive options outside of the Plan.

NOTE 14 -	COMMITMENTS AND CONTINGENCIES

Payroll Taxes

As of September 30, 2007, the Company owes $53,375 of payroll taxes, of which approximately $45,000 are delinquent from the year ended December 31, 2003. The Company has also recorded $32,462 of related estimated penalties and interest on the delinquent payroll taxes.  Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available.

Consulting Agreements

In January 2007, the Company executed an amendment to a consulting agreement.  Per the terms of the amendment, the firm, in consideration for services rendered, received warrants to purchase an additional 150,000 shares of the Company’s common stock at an exercise price of $0.10 per share and a term of two years from the date of signing.  As of September 30, 2007, the fair value of the warrants issued using the Black-Scholes Option Pricing Model of $6,375 was included in consulting expense.

In May 2007, the Company executed a consulting agreement with an individual software developer whereby the consultant will provide systems analysis, design, computer programming and engineering services to the Company as an independent contractor.  The term of the agreement is perpetual with thirty day written termination rights retained by both the Company and the consultant.  Per the terms of the agreement, billable projects shall be defined through the completion of a task order.  Upon execution of the agreement, the Company agreed to record a prorated fee for the period October 15, 2006 to April 30, 2007 for $1,500 plus 3,000 warrants per month.  The warrants shall be valued at the closing market value of the Company’s common stock on the last day of each month. In May 2007, in accordance with the agreement, the developer received warrants to purchase 19,500 shares of the Company’s common stock at an exercise price of $0.025 per share for 3,000 shares, $0.035 per share for 3,000 shares, $0.045 for 6,000 shares, $0.05 for 3,000 shares and $0.08 per share for 4,500 shares.  The warrants are exercisable for a period of two years from issuance.  For the nine months ended September 30, 2007, the Company recorded $482 of consulting expense related to the warrants.

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

In July 2007, the Company executed a term sheet with an investment firm whereby the firm will assist the Company on an ongoing best efforts basis in order for the Company to obtain financing of up to $5,000,000 with a term of 24 months from the date of the term sheet.  In connection with the term sheet, the Company paid a due diligence fee to the firm in the amount of $75,000.  Upon closing of funds, the Company will owe a 5% closing fee, a $150,000 success fee, a collateral management fee of $3,000 per month and 7,000,000 warrants at $0.01 per share. In August 2007, the Company received a commitment letter from the investment firm that included a closing date of September 15, 2007, at which date the commitment letter expired.

Due to Factor

In March 2007, the Company entered into a sale and subordination agreement with a factoring firm whereby the Company sold its rights to two invoices, from February 2007 and March 2007, totaling $470,200 to the factor.  Upon signing the agreement and providing the required disclosures, the factor remitted 65%, or $144,440, of the February 2007 invoice and a certain percentage of $53,010 of the March 2007 invoice to the Company.  The Company paid a $500 credit review fee to the factor relating to the agreement.  Per the terms of the agreement, once the Company’s client remits the invoice amount to the factor, the factor deducts a discount fee from the remaining balance of the factored invoices and forwards the net proceeds to the Company.  The discount fee is computed as a percentage of the face amount of the invoice as follows: 2.25% fee for invoices paid within 30 days of the down payment date with an additional 1.125% for each 15 day period thereafter. In September 2007, the February 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. As of September 30, 2007, the remaining factored invoice has not been paid. In the event that both invoices are deemed uncollectible, the Company and the factor have agreed in principle to a one year promissory note that will be due in September 2008 in order to facilitate the Company’s reimbursement of the funds owed to the factor.

NOTE 15 -	CONCENTRATION OF CREDIT RISK

(i) Customers and Credit Concentrations

Three customers accounted for 75.4%, 7.9% and 4.0% of net sales for the nine months ended September 30, 2007 and 86.6%, 7.0% and 5.0% of the total accounts receivable as of September 30, 2007, respectively.  Four customers accounted for 26.5%, 23.7%, 15.6% and 6.6% of net sales for the nine months ended September 30, 2006 and 64.0%, 9.0%, 8.1% and 6.2% of the total accounts receivable as of September 30, 2006, respectively.

NOTE 16 -	SUBSEQUENT EVENTS

Conversion of Convertible Notes Payable to shares of Common Stock

In October 2007, Cornell converted $79,000 of the April 27, 2005 debenture into 6,420,455 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The price of the conversion ranged from $0.0088 to $0.016 per share.

Sale of Shares of Common Stock

In October 2007, the Company sold to an individual certain units which contained common stock and warrants. The Company issued 416,667 shares of common stock at $0.012 per share and 83,333 warrants with an exercise price of $0.036 per share all of which are exercisable for a period of three years from the date of issuance.

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

Background

We are a software development and services company that offers a suite of integrated computer network security products using proprietary technology. We were organized in August 2001 under New Jersey law as Strike Force Technical Services, Inc. We initially conducted operations as an integrator and reseller of computer hardware and telecommunications equipment and services. In December 2002, and formally memorialized by an agreement in September 2003, we acquired certain intellectual property rights and patent pending technology from NetLabs.com including the rights to further develop and sell their principal technology and certain officers of NetLabs.com joined StrikeForce as officers and directors of our Company. We subsequently changed our name to StrikeForce Technologies, Inc., under which we had conducted our business since August 2001. Our strategy is to develop and exploit our suite of network security products for customers in the corporate, financial, government, insurance, e-commerce and consumer sectors. We plan to grow our business through the channel and internally generated sales, rather than by acquisitions. We have no subsidiaries and we conduct our operations from our corporate office in Edison, New Jersey.

We began our operations in 2001 as a reseller and integrator of computer hardware and iris biometric technology. We derived the majority of our revenues as an integrator from the time we started our operations through the first half of 2003. In December 2002, upon the acquisition of the licensing rights to certain intellectual property and patent pending technology from NetLabs.com, we shifted the focus of our business to developing and marketing our own suite of security products. Based upon the acquired licensing rights the Company has now developed various identification protection software products to protect computer networks from unauthorized access and to protect network owners and users from identity theft. The Company is seeking to commercially exploit the products in the areas of eCommerce, corporate, government, insurance and consumer sectors. We have had increasing nominal revenues since our formation.  We have maintained our relationship with Panasonic and LG as a reseller, primarily for the resale of biometric identification equipment, such as iris scanners, that can be used with our software products. We generated nominal revenues from our activities as a reseller during 2006 and 2005.

We completed most of the development of our suite of security products at the end of 2006 and we began to make these products available to the marketplace. For the nine months ended September 30, 2006, we generated $163,024 of our 2006 revenues from the sales of our security products and for the nine months ended September 30, 2007 we generated all of our 2007 revenues of $623,696 from the sales of our security products. We seek to locate customers in a variety of ways. These include contracts with value added resellers, bundling with other products, direct sales calls initiated by our sales staff, exhibitions at security and technology trade shows, through the media, consulting agreements and through word of mouth. Our sales generate revenue either as an Original Equipment Manufacturer (OEM) model, through a Hosting/License agreement, or through direct purchase by customers. We price our products for consumer transactions based on the number of transactions in which our software products are utilized or monthly/yearly recurring fees, and we price our products for business applications based on the number of users. We also expect to generate revenue from annual maintenance contracts, renewal fees and the execution of international agreements.

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

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

Revenues for the three months ended September 30, 2007 were $70,364 compared to $99,155 for the three months ended September 30, 2006, a decrease of $28,791 or 29%. The decrease in revenues was primarily due to a decrease in the number of transactions in the use of our hosted technology.

Revenues generated consisted of hardware sales, software sales, revenue from sign on fees and transaction revenues. Hardware sales for the three months ended September 30, 2007 were $0 compared to $5,968 for the three months ended September 30, 2006, a decrease of $5,968. The decrease in hardware revenues was primarily due to the change in the Company’s sales focus from the sale of our technology that requires hardware to our security software products.  Software sales for the three months ended September 30, 2007 were $33,515 compared to $400 for the three months ended September 30, 2006, an increase of $33,115. The resultant increase in software revenues was primarily due to an increase in the sales of our technology platform, ProtectID™ and GuardedID®. Sign on fees for our ASP transaction model amounted to $2,000 for the three months ended September 30, 2007 compared to $7,000 for the three months ended September 30, 2006, a decrease of $5,000. The decrease was due to the lack of signing up new clients for the hosted service, as the Company focused its attention on its new product, GuardedID®. Transaction revenues from the ASP hosting model and the implementation of new technology projects were $34,849 for the three months ended September 30, 2007 and $85,787 for the three months ended September 30, 2006, a decrease of $50,938. The decrease was due primarily to the timing of several technology projects that were completed in the third quarter of 2006.

Cost of revenues for the three months ended September 30, 2007 was $34,152 compared to $31,432 for the three months ended September 30, 2006, an increase of $2,720, or 8.7%. The increase was primarily due to the processing fees incurred as a result of the increase in transactions relating to our ASP hosting service.

Gross profit for the three months ended September 30, 2007 was $36,212 compared to $67,723 for the three months ended September 30, 2006, a decrease of $31,511, or 46.5%. The decrease was primarily due to the change in the Company’s sales focus from ProtectID™ platform to our GuardedID® keyboard encryption security products.  Gross profit as a percentage of sales decreased from 68.3% to 51.5% due to the increase in transactions processed by the Company’s ValidateID™ identity authentication clients which entails a lower gross margin than the new technology projects that were completed in the third quarter of 2006.

Research and development expenses for the three months ended September 30, 2007 were $92,370 compared to $111,020 for the three months ended September 30, 2006, a decrease of $18,650, or 16.8%. The decrease is primarily attributable to the decrease in resources relating to our GuardedID® keyboard encryption & anti-keylogger technology which is now in beta release and testing. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative expenses for the three months ended September 30, 2007 were $800,571 compared to $706,489 for the three months ended September 30, 2006, an increase of $94,082 or 13.3%.  The net increase was due primarily to the write-off of an uncollectible receivable as bad debt expense in the third quarter of 2007. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, travel costs, non-cash stock compensation expense for the issuance of stock and stock options to non-employees and other general corporate expenses.

Other expense (income) for the three months ended September 30, 2007 was ($584,401) as compared to $382,346 for the three months ended September 30, 2006, representing a decrease in other expenses of $966,747, or 253%. The decrease was primarily due to net mark to market changes of ($711,698) in the fair value of derivative financial instruments relating to the convertible secured promissory notes.

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

Our net loss for the three months ended September, 30, 2007 was $272,328 compared to a net loss of $1,132,132 for the three months ended September 30, 2006, a decrease of $859,804, or 76%. The decrease was primarily due to a decrease in net mark to market changes in the fair value of derivative instruments relating to the convertible promissory notes.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

Revenues for the nine months ended September 30, 2007 were $623,696 compared to $244,244 for the nine months ended September 30, 2006, an increase of $379,452 or 155%. The increase in revenues was primarily due to the sales of our newly developed GuardedID® keyboard encryption and anti-keylogger technology.

Revenues generated consisted of hardware sales, software sales, revenue from sign on fees and transaction revenues. Hardware sales for the nine months ended September 30, 2007 were $8,333 compared to $78,470 for the nine months ended September 30, 2006, a decrease of $64,170. The resultant decrease in hardware revenues was primarily due to the change in the Company’s sales focus from the sale of our technology that requires hardware to our security software products. Software sales for the nine months ended September 30, 2007 were $534,121 compared to $17,625 for the nine months ended September 30, 2006, an increase of $516,496. The resultant increase in software revenues was primarily due to the sales of our unique GuardedID® keystroke encryption and anti-keylogger product. Sign on fees for our ASP transaction model amounted to $2,000 for the nine months ended September 30, 2007 compared to $15,000 for the nine months ended September 30, 2006, a decrease of $13,000. The decrease was due to the lack of signing up new eCommerce clients as the Company focused its attention on its new product, GuardedID®. Transaction revenues from the ASP hosting model were $79,242 for the nine months ended September 30, 2007 and $133,149 for the nine months ended September 30, 2006, a decrease of $53,907. The decrease was due primarily to the timing of several technology projects that were completed in the third quarter of 2006.

Cost of revenues for the nine months ended September 30, 2007 was $52,705 compared to $50,721 for the nine months ended September 30, 2006, an increase of $1,984, or 3.9%. The increase was primarily due to the processing fees incurred as a result of the increase in transactions relating to our ASP hosting service.

Gross profit for the nine months ended September 30, 2007 was $570,991 compared to $193,523 for the nine months ended September 30, 2006, an increase of $377,468, or 195%. The increase in gross profit was primarily due to the sales of our GuardedID® keyboard encryption and anti-keylogger technology. Gross profit as a percentage of sales increased to 91.6% from 79.2% due to the increase in the sales of our own security software products which entails a higher gross margin and the decrease in our resale of biometric hardware technology which has a lower gross margin.

Research and development expenses for the nine months ended September 30, 2007 were $273,872 compared to $275,995 for the nine months ended September 30, 2006, a decrease of $2,123, or 0.77%. The decrease is primarily attributable to the decrease in resources relating to our GuardedID® keyboard encryption & anti-keylogger technology which is now in beta release and testing.The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative expenses for the nine months ended September 30, 2007 were $1,903,057 compared to $2,921,100 for the nine months ended September 30, 2006, a decrease of $1,018,043 or 34.9%. The net decrease was due primarily to decreases in our staffing, promotion and marketing and professional fees which occurred in the nine months ended September 30, 2007. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, travel costs, non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other expense for the nine months ended September 30, 2007 was $509,623 as compared to $389,346 for the nine months ended September 30, 2006, representing an increase in other expenses of $120,277, or 30.9%. The increase was primarily due to interest charges for notes payable of $471,258 and net, mark to market changes of $26,275 in the fair value of derivative financial instruments relating to the convertible secured promissory notes.

Our net loss for the nine months ended September 30, 2007 was $2,115,561 compared to a net loss of $3,392,918 for the nine months ended September 30, 2006, a decrease of $1,277,357, or 37.7%. The decrease in our net loss was primarily due to the increase in revenues generated from the sales of our GuardedID® keyboard encryption technology and to a decrease in net mark to market changes in the fair value of derivative instruments relating to the convertible promissory notes.

Liquidity and Capital Resources

Our total current assets at September 30, 2007 were $663,420, including $27,034 in cash as compared with $696,598 in total current assets at September 30, 2006, which included cash of $154,299. Additionally, we had a stockholders’ deficiency in the amount of $4,124,507 at September 30, 2007 as compared to a stockholders’ deficiency of $3,789,784 at September 30, 2006. The increase in the deficiency is a result of the Company’s net losses and funding through an increased debt position from convertible debentures and promissory notes rather than the sale of stock. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. The liabilities include a computed liability for the fair value of derivatives of $289,733, which will only be realized on the conversion of the derivatives, or settlement of the debentures.

We financed our operations during the nine months ended September 30, 2007 through debt and equity financing, recurring revenues from our ProtectID™ hosting platform and sales of our GuardedID® keystroke encryption technology. We expect that we will rely, at least in the near future, on a substantial percentage of the sales of our GuardedID® product and a limited number of customers for our other products revenues and may continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market grows, we will attain greater numbers of customers and the concentrations will diminish. Until this is accomplished, we will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing commitments of capital expenditures and until our sales revenue can provide greater liquidity.

The number of common shares outstanding increased from 26,535,803 shares at the period ended September 30, 2006 to 65,624,331 at the period ended September 30, 2007, an increase of 147%.

We do not expect to resell a significant amount of biometric iris equipment over the next twelve months as we concentrate more on our core authentication and keyboard encryption and anti-keylogger software products.

We have historically incurred losses and we anticipate that we will not generate any significant revenues until the third quarter of 2008. Our operations presently require funding of approximately $135,000 per month. Our current forecast and potential pipeline substantiates our becoming profitable by the third quarter of the 2008 calendar year based on some key potential clients contracting with the Company in the financial industry, technology, insurance, enterprise, government and consumer sectors in the United States, Latin America, Europe and Asia. There can be no assurance, however, that the sales anticipated will materialize or that we will achieve the profitability we have forecasted.

At September 30, 2007, $617,376 in aggregate principal amount of the Cornell debentures was issued and outstanding.

At September 30, 2007, $244,720 in aggregate principal amount of the Highgate debentures remained outstanding.

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

During the nine month period ended September 30, 2007, the Company sold units containing common stock and warrants for an aggregate total of $70,542 to fourteen individuals. The issuance is exempt from registration under the Securities Act of 1933. The individuals purchased a total of 2,304,404 shares of common stock from the Company at prices ranging from $0.017 to $0.05 per share and six of the individuals received an aggregate of 1,055,898 warrants with exercise prices ranging from $0.034 to $0.096 per share which are exercisable for a period of two years from issuance.

Additionally, the Company issued unsecured convertible notes during the nine month period ended September 30, 2007 in an aggregate total of $835,000 to fifteen unrelated parties. Additionally, during the nine month period ended September 30, 2007, the Company repaid a total of $13,000 of unsecured notes to an unrelated party.

The Company issued unsecured notes during the nine month period ended September 30, 2007 in an aggregate total of $250,000 to three unrelated parties. Additionally, during the nine month period ended September 30, 2007, the Company repaid a total of $181,250 of unsecured notes to seven unrelated parties. In accordance with the terms of six of the notes the Company is issuing restricted common shares as bonus extension shares on a monthly basis to the two remaining note holders.

The Company issued unsecured notes during the nine month period ended September 30, 2007 in an aggregate total of $22,000 to a related party.

Summary of Funded Debt

As of September 30, 2007 the Company’s open unsecured promissory note balance was $318,750, listed as follows:

o $100,000 to Cornell (this note by its terms became convertible into shares of common stock as of September 17,   2006 at the lesser of $0.22 per share or 90% of VWAP thirty day average prior to the date of conversion)
o $18,750 to two unrelated individuals through investment firm placement
o $150,000 to one unrelated individual
o $50,000 to one unrelated individual

As of September 30, 2007 the Company’s open unsecured related party promissory note balances were $651,000, listed as follows:

o $626,000 to our CEO
o $25,000 to our President

As of September 30, 2007 the Company’s open convertible secured note balances were $862,096, listed as follows:

o $617,376 to Cornell (04/05 amended secured debenture)
o $244,720 to Highgate (05/05 secured debenture)

As of September 30, 2007 the Company’s open convertible note balances were $1,641,657, net of discount on convertible notes of $173,343, listed as follows:

o $125,000 to an unrelated individual (01/05 unsecured debenture) - current portion
o $235,000 to an unrelated company (03/05 unsecured debenture) - current portion
o $20,000 to an unrelated company (06/05 unsecured debenture) – current portion
o $10,000 to an unrelated individual (06/05 unsecured debenture) - current portion
o $140,000 to four unrelated individuals (07/05 unsecured debentures) - current portion
o $100,000 to an unrelated individual (03/06 unsecured debenture) - current portion
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
o $25,000 to an unrelated individual (04/07 unsecured debenture) – current portion
o $100,000 to an unrelated individual (05/07 unsecured debenture)
o $15,000 to an unrelated individual (06/07 unsecured debenture)
o $100,000 to an unrelated individual (06/07 unsecured debentures)
o $100,000 to an unrelated individual (07/07 unsecured debenture)
o $320,000 to four unrelated individuals (08/07 unsecured debentures)

As of September 30, 2007 the Company’s open convertible note balances - related parties were $478,000, listed as follows:

o $268,000 to our CEO
o $ 57,500 to our VP of Technical Services
o $ 30,000 to a relative of our CTO & one of our Software Developers
o $ 50,000 to our President
o $ 5,000 to a relative of our CFO
o $ 67,500 to our Office Manager

It is unlikely that we will be able to generate sufficient funds internally to sustain our operations until the third quarter of 2008. We will seek to raise additional funds to continue our operations.  It is management’s plan to seek additional funding through the sale of common stock and the issuance of notes and debentures, including notes and debentures convertible into common stock. If we issue additional shares of common stock, the value of shares of existing stockholders is likely to be diluted.

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

Our future revenues and profits, if any, will primarily depend upon our ability to secure sales of our suite of network security and anti-malware products. We do not presently generate significant revenue from the sales of our products. Although management believes that our products are competitive for customers seeking a high level of network security, we cannot forecast with any reasonable certainty whether our products will gain acceptance in the marketplace and if so by when. In addition, we are a reseller and potential distributor for various security and telecommunications related products, for which we anticipate that we will not generate any significant revenues until the third quarter of 2008.

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

Going Concern

We are assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses of $2,115,561 for the nine months ended September 30, 2007, compared to a net operating loss of $3,392,918 for the nine months ended September 30, 2006. At September 30, 2007, the Company's accumulated deficit was $14,493,609, its working capital deficiency was $4,850,788 and approximately 83% of its assets consist of deferred royalties. Additionally, for the nine months ended September 30, 2007, we had negative cash flows from operating activities of $804,464. Since our inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business may require additional capital. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Currently, the Company is aggressively attempting to increase revenues and improve gross margins by implementing a revised sales strategy. In principle, the Company is redirecting its sales focus from direct sales to companies using an internal sales force, to selling through a distribution channel of Value Added Resellers and Original Equipment Manufacturers. The profit margin from this approach is more lucrative than selling direct due to the increase in sales volume of GuardedID®. This revised sales approach should increase the Company’s sales and revenues allowing us to mitigate future losses. In addition, management has raised funds through convertible debt instruments and the sale of equity in order to alleviate the working capital deficiency. Through the utilization of the public capital markets, the Company plans to raise the funds necessary to continue to expand and enhance its growth; however, there can be no assurance that we will be able to increase revenues or raise additional capital. The Company is currently in negotiations with other investors to conclude the necessary working capital needs of the Company.

Our management expects cash flows from operating activities to improve by the middle of 2008, primarily as a result of an increase in sales, and plans to raise financing through various methods to achieve the business plans, although there can be no assurance thereof.  The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional financing when required, we may have to modify, delay or abandon some or all of our business and expansion plans.

Critical Accounting Policies

In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we record certain assets at the lower of cost or fair market value. In determining the fair value of certain of our assets, we must make judgments, estimates and assumptions regarding circumstances or trends that could affect the value of theses assets, such as economic conditions. Those judgments, estimates and assumptions are based on information available to us at that time. Many of those conditions, trends and circumstances are outside our control and if changes were to occur in the events, trends or other circumstances on which our judgments or estimates were based, we may be required under U.S. GAAP to adjust those estimates that are affected by those changes. Changes in such estimates may require that we reduce the carrying value of the affected assets on our balance sheet (which are commonly referred to as “write downs” of the assets involved).

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

In making our estimates and assumptions, we follow U.S. GAAP applicable to our business and those that we believe will enable us to make fair and consistent estimates of the fair value of assets and establish adequate reserves or allowances. Set forth below is a summary of the accounting policies that we believe are material to an understanding of our financial condition and results of operations.

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

The derivatives (convertible debentures) issued on December 20, 2004 and January 18, 2005 (amended April 27, 2005) and on April 27, 2005 and May 6, 2005 have been accounted for in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and the related interpretations. SFAS No. 133, as amended and the Financial Accounting Standards Board Emerging Issues Task Force Issue“Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”).

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

Software Development Costs

Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”) requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life. To date, all costs have been accounted for as research and development costs and no software development cost has been capitalized.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to SFAS 109. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, “Accounting for Contingencies”. The Company will adopt the provisions of this statement on July 1, 2007. The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings on July 1, 2007. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On September 15, 2006, the FASB issued FASB Statement No. 157 "Fair Value Measurements" ("SFAS No. 157").  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In September 2006, FASB issued FASB Statement No. 158 “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R)” (“SFAS No. 158”).  SFAS No. 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On February 15, 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

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

In February 2007, the Company executed a promissory note with its CEO in the amount of $22,000. The note bears interest at 8% per annum with principal due July 31, 2007.  In connection with the promissory note, the Company issued warrants exercisable in the aggregate into 88,000 shares of the Company’s common stock to its CEO at an exercise price of $0.05 per share.  The warrants are exercisable for a period of five years from issuance.  In June 2007, the note was extended to August 31, 2007 and in August, 2007, further extended to December 31, 2007.

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

In February 2007, the Company executed two amendments to an advisory board agreement executed in February 2006. The first amendment authorizes the Company to compensate the advisor 333,333 shares of the Company’s common stock, in lieu of cash, at $0.045 per share for all compensation owed to the advisor as of the date of the amendment. The shares are restricted and have piggy back registration rights upon the next registration statement filed by the Company. In connection with the amendment, the Company issued to the advisor an aggregate of 50,000 two year warrants to purchase shares of the Company’s common stock at an exercise price of $0.10 per share. Per the terms of the second amendment, the Company issued 100,000 restricted shares of the Company’s common stock at $0.045 per share in consideration for services rendered to date. In August 2007, the Company terminated the agreement and compensated the advisor via the issuance of 510,095 shares of the Company’s restricted common stock, in lieu of cash, valued at $0.021 per share for the compensation owed to the advisor as of the date of termination.

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

In March 2007, the Company executed an 18% convertible promissory note in the amount of $75,000 with an individual.  The holder is entitled, to convert the debenture, plus accrued interest, into shares of the Company’s common stock at the market value of the Company’s common stock at the date of note maturity, June 30, 2007.  If not converted, the entire principal amount and all accrued interest shall be due to the holder on June 30, 2007. In connection with the convertible promissory note, the Company issued to the individual an aggregate of 150,000 shares of the Company’s common stock, valued at $0.039 per share.  In June 2007, the maturity date of the note was extended to September 30, 2007 and the Company issued to the individual an additional 150,000 shares of the Company’s common stock, valued at $0.022 per share. Additionally, the individual converted the interest owed on the note through June 30, 2007 of $3,513.70 into 159,714 shares of the Company’s common stock, valued at $0.022 per share. In September 2007, the maturity date of the note was extended to December 31, 2007 and the Company issued to the individual an additional 150,000 shares of the Company’s common stock, valued at $0.021 per share. Additionally, the individual converted the interest owed on the note from July 1, 2007 through September 30, 2007 of $3,402.74 into 162,035 shares of the Company’s common stock, valued at $0.021 per share.

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

In April 2007, the Company executed a consulting agreement with an investor relations firm to provide public and investor relations services to the Company.  As compensation for the services, the firm shall receive a monthly retainer in the amount of $5,500 and 50,000 shares of the Company’s common stock, valued at $0.019 per share.  The shares shall be restricted and have piggyback registration rights upon the next registration statement filed by the Company.  The term of the agreement was for three months and can be renewed provided the Company and the firm both agree in writing. In August 2007, the Company terminated the agreement.

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

In July 2007, the Company executed a promissory note with an unrelated individual in the amount of $100,000. The note bears interest at 18% per annum with principal due December 31, 2007.  The Company has assigned the pending proceeds from its inclusion in the New Jersey Technology Business Certificate program towards repayment of this note and the February 2007 note executed with the same individual. The Company issued 2,000,000 shares of its common stock, issued in May 2007, to serve as collateral to the February 2007 note and this note.  In connection with the promissory note, the Company issued 300,000 restricted shares of common stock to the individual valued at $0.04 per share. All of the Company’s shares of common stock issued in connection with the promissory note have Rule 144 piggyback registration rights.

In July 2007, the Company issued 31,250 shares of the Company’s common stock at $0.029 per share to the three remaining note holders relating to promissory notes executed in July 2006, as bonus extension shares.  In connection with the issuance of these shares, the Company issued 3,125 shares of the Company’s common stock at $0.029 per share to the placement agent.

In July 2007, the Company issued 150,000 shares of the Company’s common stock at $0.029 per share to six note holders relating to promissory notes executed in July 2006, as penalty shares.  In connection with the issuance of these shares, the Company issued 10,000 shares of the Company’s common stock at $0.029 per share to the placement agent.

In July 2007, Cornell converted $73,500.00 of the April 27, 2005 debenture into shares of the Company’s common stock, of which $21,000 was converted to 1,875,000 shares of the Company’s common stock at $0.0112 per share on July 2, 2007, $21,000 was converted to 1,750,000 shares of the Company’s common stock at $0.012 per share on July 5, 2007, $21,000 was converted to 1,544,118 shares of the Company’s common stock at $0.0136 per share on July 6, 2007 and $10,500 was converted to 656,250 shares of the Company’s common stock at $0.016 per share on July 9, 2007, pursuant to the terms of the Securities Purchase Agreement.

In July 2007, the Company appointed a new Chairman of its Advisory Board and added three new members. As compensation for serving on the Advisory Board, each of the six members received 50,000 restricted shares and the Chairman received 100,000 restricted shares of the Company’s common stock, valued at $0.038 per share.

In July 2007, in connection with a retainer agreement executed with an attorney in August 2005, the Company issued 2,500 shares of the Company’s common stock valued at $0.022 per share.

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

In August 2007, the Company executed three 9% convertible promissory notes in the amounts of $20,000, $50,000 and $50,000, respectively, with three individuals.  The holders are entitled, to convert the debenture, plus accrued interest, into shares of the Company’s common stock at the market value of the Company’s common stock at a price of $0.025 per share.  If not converted, the entire principal amount and all accrued interest shall be due to the holders on August 9, 2009.  In connection with the convertible promissory note payable, the Company issued to the individuals 160,000, 400,000 and 400,000 warrants, respectively, with an exercise price of $0.04 per share.  The warrants are exercisable for a period of three years from date of issuance.

In August 2007, the Company executed an 8% convertible promissory note in the amount of $200,000 with an individual.  The holder is entitled, to convert the debenture, plus accrued interest, into shares of the Company’s common stock at the market value of the Company’s common stock at $0.03 per share.  If not converted, the entire principal amount and all accrued interest shall be due to the holder on December 31, 2008.  In connection with the convertible promissory note payable, the Company issued to the individual 1,500,000 warrants with an exercise price of $0.04 per share.  The warrants are exercisable for a period of five years from date of issuance.

In August 2007, the Company issued 31,250 shares of the Company’s common stock at $0.03 per share to the three remaining note holders relating to promissory notes executed in July 2006, as bonus extension shares.  In connection with the issuance of these shares, the Company issued 3,125 shares of the Company’s common stock at $0.03 per share to the placement agent.

In August 2007, Cornell converted $138,500.00 of the April 27, 2005 debenture into shares of the Company’s common stock, of which $45,000 was converted to 2,556,818 shares of the Company’s common stock at $0.0176 per share on August 2, 2007, $45,000 was converted to 2,678,571 shares of the Company’s common stock at $0.0168 per share on August 15, 2007 and $48,500 was converted to 2,886,905 shares of the Company’s common stock at $0.0168 per share on August 20, 2007, pursuant to the terms of the Securities Purchase Agreement.

In August 2007, in connection with a retainer agreement executed with an attorney in August 2005, the Company issued 2,500 shares of the Company’s common stock valued at $0.022 per share.

In September 2007, the Company issued 18,750 shares of the Company’s common stock at $0.026 per share to the two remaining note holders relating to promissory notes executed in July 2006, as bonus extension shares.  In connection with the issuance of these shares, the Company issued 1,875 shares of the Company’s common stock at $0.026 per share to the placement agent.

In September 2007, Cornell converted $55,000.00 of the April 27, 2005 debenture into 2,989,130 shares of the Company’s common stock at $0.0184 per share on September 17, 2007, pursuant to the terms of the Securities Purchase Agreement.

In September 2007, in connection with a retainer agreement executed with an attorney in August 2005, the Company issued 2,500 shares of the Company’s common stock valued at $0.028 per share.

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

STRIKEFORCE TECHNOLOGIES, INC.

Dated: November13, 2007	By: /s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: November 13, 2007	By: /s/ Mark Joseph Corrao
Mark Joseph Corrao
Chief Financial Officer and Principal Accounting Officer