Form 10KSB
period 2007-12-31
StrikeForce Technologies Inc.
filed 2008-03-31
CIK 1285543

UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission file number: 333-122113

STRIKEFORCE TECHNOLOGIES, INC.
(Name of Small Business Issuer in its Charter)

NEW JERSEY	22-3827597
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

08837
1090 King Georges Post Road, Suite 108, Edison, NJ	(Zip Code)
(Address of Principal Executive Offices)

Issuer’s telephone number, including area code: (732) 661-9641

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

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

State issuer’s revenues for its most recent fiscal year: $661,580

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 25, 2008 was approximately $2,007,084.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  Number of outstanding shares of the Registrant’s $0.0001 par value common stock, as of March 25, 2008: 99,999,999.

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

The Company owns the exclusive right to license and develop various identification protection software products to protect computer networks from unauthorized access and to protect network owners and users from identity theft. The Company has developed a suite of products based upon the exclusive license and the Company is seeking to commercially exploit the products in the areas of financial services, e-commerce, corporate, government and consumer sectors. We are a development stage business and have had nominal revenues since our formation. On August 3, 2005 the Company’s registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission and on December 14, 2005 the Company received its clearance for quotation on the Over-The-Counter Bulletin Board. On November 2 2006, the Company filed a Post-Effective Amendment to its Form SB-2 Registration Statement with the SEC.  The SEC declared the Company’s Post-effective Amendment effective on November 8, 2006.

We began our operations in 2001 as a reseller and integrator of computer hardware and iris biometric technology. We derived the majority of our revenues as an integrator from the time we started our operations through the first half of 2003. In December 2002, upon the acquisition of the licensing rights to certain intellectual property and patent pending technology from NetLabs.com, we shifted the focus of our business to developing and marketing our own suite of security products. Based upon the acquired licensing rights the Company has now developed various identification protection software products to protect computer networks from unauthorized access and to protect network owners and users from identity theft. The Company is seeking to commercially exploit the products in the areas of financial services, e-commerce, corporate, government, insurance and consumer sectors. We have had increasing nominal revenues since our formation.  We have maintained our relationship with Panasonic and LG as a reseller, primarily for the resale of biometric identification equipment, such as iris scanners, that can be used with our software products. We generated nominal revenues from our activities as a reseller during 2007 and 2006.

We completed the development of our ProtectID™ platform at the end of June 2006 and we completed the core development of our keyboard encryption and  anti-keylogger product, GuardedID®, in December 2006, which is currently being sold and distributed. We seek to locate customers in a variety of ways. These include contracts with value added resellers and distributors (both inside the United States and globally), direct sales calls initiated by our internal staff, exhibitions at security and technology trade shows, through the media, consulting agreements and through our own and agent relationships. Our sales generate revenue either as an Original Equipment Manufacturer (OEM) model, through a Hosting/License agreement, or through direct purchase by customers. We price our products for hosted consumer transactions based on the number of transactions in which our software products are utilized. We also price our products for business applications based on the number of users. These pricing models provide the Company with one time, monthly, quarterly and yearly recurring revenues. We are also generating revenues from annual maintenance contracts, renewal fees and project an increase in revenues based upon the execution of various agreements that we have recently closed.

We have incurred losses since our inception. As of December 31, 2007, we had an accumulated deficit of $16,376,450. For the years ended December 31, 2007 and 2006 we incurred net losses of $3,998,402 and $3,154,234, respectively. These conditions raise substantial doubt about our ability to continue as a going concern and our public accounting firm has qualified its opinion as to our financial statements for this reason. We are likely to continue to incur such losses in the foreseeable future and to require additional funding in order to sustain our operations.

Our executive offices are located at 1090 King Georges Post Road, Suite 108, Edison, NJ 08837. Our telephone number is (732) 661-9641. We have 12 employees. Our Company’s website is www.strikeforcetech.com.

Our Products

StrikeForce is a software development and services company. We own and are seeking to commercially exploit various identification protection software products that were developed to protect computer networks from unauthorized access and to protect network owners and users from identity theft. Our principal products ProtectID™ and GuardedID®, inclusive of our unique CryptoColor® technology, are proprietary authentication and keystroke encryption technologies that are intended to eliminate unauthorized access to computer networks and to prevent unauthorized individuals from copying (logging) keystrokes. We are seeking to develop a market for our suite of products in the financial services, e-commerce, corporate,  government and consumer sectors. Our products are the subject of two pending patent applications. The products are as follows:

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

o
GuardedID® creates a 128-bit encrypted separate pathway for information delivery from a keyboard to a targeted application at a local computer, preventing the use of spyware/malware being used to collect user information.  This product provides keyboard encryption and anti-keylogging which helps prevent the number one consumer threat in today’s market: keylogging software, which is stealth software embedded in web sites, emails or other software that, once unknowingly launched, secretly monitors and records all of a user's keystrokes on the computer and sends the data to the identity thief without the users awareness.

o
ResetID provides user authenticated “Out-of-Band” remote technology to reset user credentials through a self-service method. ResetID provides a secure means of resetting a user’s password into Active Directory and LDAP databases. This product solves the problem of numerous calls to a help desk to reset ones password.

A number of the above products include software and hardware that we contractually license from other vendors. We also distribute and resell related technology software and hardware products. These products include VASCO tokens and Panasonic and LG iris cameras as well as additional authentication and telecommunication software and hardware devices. We have a reseller services agreement with a major credit bureau that we utilize in our ValidateID™ application.

The ValidateID™ product requires access to our hosted service provider and  if the business prefers not to license the product directly, the ProtectID™ product also requires access to our hosted service provider. We have a strategic arrangement with a third party hosting service to provide for us. With the exception of our licenses with Microsoft and our reseller agreement with VASCO, none of our contracts for hardware or software are with a sole supplier of that product.

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

o	The U.S. Federal Government increased it’s budget for cyber solutions to fight Identity Theft by 1,000%, from approximately $1.7 billion in 2007 to $17 billion in 2008.

o
In June 2007, the Sibername forum (www.sibername.com) reported that gangs infected 10,000 web sites with keyloggers in order to steal site users’ bank details from Eastern Europe targeting Italy and other areas around the world.  The heist was nicknamed the Italian Job.

o
According to www.AmericanBanker.com, in 2007, fraudsters charged consumers as much as $142 million in an online scam, with the funds ending up at one of the top five banks in the U.S. and the bank made money by charging the fraudsters a penalty fee to reverse the transactions for those consumers that complained.

o
Symantec Corp., a global leader in infrastructure software, blocked 1.3 billion phishing attempts and recognized 157,477 unique phishing emails, according to the tenth edition of the Symantec Internet Security Threat report from January 2006 to June 2006 as described on their site (www.symantec.com) under the article Phishers take Summers and Weekends off, Too.

o
In respect to the latest version of our keyboard encryption and anti-keylogger Product, GuardedID®, a recent report from a government security group known as CERT states that minimally 80% of the malicious keylogging programs are undetected by the major anti-virus software suites. However, GuardedID® helps render the malicious programs useless, in real time.

o
The Effectiveness of Our Products: Our products have been designed to provide the highest available level of security for computer networks and individual users. In particular, we believe that the “Out-of-Band” authentication process is an innovative technology that will greatly prevent unauthorized access to computer networks. We also believe that our products will substantially reduce or often eliminate unauthorized access to the computer networks of our customers and will provide effective security products to drastically reduce the incidence of identity fraud for our customers. We have not, however, implemented our products on a large scale and there can be no assurance that they will function in all aspects as intended. Likewise, a high level of innovation characterizes the software industry and there can be no assurance that our competitors will not develop and introduce a superior product. The effective functioning of our products once deployed is an important factor in our future success.

o
Ability to Integrate our Software with Customer Environments: There are numerous operating systems that are used by computer networks. The ability of a software product to integrate with multiple operating systems is likely to be a significant factor in customer acceptance of particular products. StrikeForce’s ProtectID™ operates on an independent platform and is able to integrate with multiple operating systems and user interfaces. ProtectID™ has been designed to use multiple authentication devices on the market (including, but not limited to, biometrics, key-fob tokens, PDA’s, smart cards and telephones). Our ability to integrate our products with multiple existing and future technologies is likely to be a key factor in the acceptance of our product.  Our GuardedID® product currently operates with Windows Internet Explorer (IE) and Firefox web browsers and underdevelopment for new features and versions.

o
Relative Cost: We have attempted to design our products to provide a cost-effective suite of products for financial services, e-commerce, commercial, governmental and direct-consumer customers. Our ability to offer our products at a competitive price and to add to existing installations is likely to be a key factor in the acceptance of our product.

The technology developed by the Company and used in the Company’s ProtectID™ and GuardedID® products is the subject of two pending patent applications. The Company’s firewall product is no longer being developed and the provisional patent application was allowed to expire. A fourth patent application relating to the Company’s ProtectID™ product was combined into the first ProtectID™ pending patent application and the fourth application was allowed to lapse.

We intend to market our products to financial service firms, e-commerce companies, government agencies and the enterprise market in general and with virtual private networks, as well as technology service companies that service all the above markets. We intend to seek such sales through our own direct efforts and primarily through distributors, resellers and third party agents. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in production installations and pilot projects with various resellers and direct customers, as well as having reached reseller agreements with strategic vendors globally. Our GuardedID® product is also being sold directly to consumers, primarily through the Internet as well as distributors, resellers, third party agents and potential Original Equipment Manufacturer ("OEM") agreements by bundling GuardedID® which could provide a value-add to their own products and offerings.

Business Model

We operate primarily as a software development company, providing security software products and services, to be sold to enterprises, Internet consumer businesses and consumers, both directly and through sales channels comprised of distributors, resellers, agents and OEM relationships, globally. We are focusing primarily on developing sales through “channel” relationships in which our products are offered by other manufacturers, distributors, value-added resellers and agents, globally. We also sell our suite of security products directly from our Edison, NJ office, which also augments our channel partner relationships. It is our strategy that these “channel” relationships will provide the greater percentage of our revenues ongoing. Examples of the channel relationships that we are pursuing include our attempts to establish OEM relationships with other security technology and software providers that would integrate or bundle the enhanced security capabilities of ProtectID™ and or GuardedID® into their own product lines. These would include providers of networking software and manufacturers of computer and telecommunications hardware and software that provide managed services, as well as all markets interested in increasing the value of their products and packages, such as insurance, anti-virus and identity theft product companies.

Our primary target markets include financial services such as banks and savings institutions, e-commerce based services companies, telecommunications and cellular carriers, technology software companies, government agencies and consumers. For the near term, we are narrowly focusing our concentration on short sales-cycle customers and strategic problem areas, such as stolen passwords used to acquire private information illegally as well as remote users for medium to large size companies. Because we anticipate growing market demand, we are developing a sizeable global reseller and distribution channel as a strategy to generate, manage and fulfill demand for our products across market segments. We intend to minimize the concentration on our initial direct sales efforts in the future as our reseller channel develops globally.

We intend to generate revenue through fees for ProtectID™ and ValidateID™, based on consumer volumes of usage in the e-commerce and financial services markets, one time per person fees in the enterprise markets, set-up and recurring transaction fees when the product is hosted, yearly maintenance fees and other one-time fees. GuardedID® pricing is for an annual license and we discount for volume purchases. GuardedID® pricing models, especially when bundling through OEM contracts, include monthly and quarterly recurring revenues. We also provide our clients a choice of operating our software internally by licensing or through our third party hosting service.

Marketing

 Our multi-channel marketing strategy includes:

o	Direct sales to enterprise and commercial customers (being minimized over time).

o
Resellers, Agents & Distributors, (our strategic sales channel) who distribute and resell our products and services to enterprise and commercial customers (technology and software product distributors, systems integrators, other security technology and software vendors, telecom companies, identity theft related product companies, etc.).

o	Application Service Provider (ASP) Partners: Our third party service provides a hosting platform that facilitates faster implementations with choices at competitive pricing.

o	Original Equipment Manufacturers (OEM): SFT products are sold to other security technology vendors that integrate ProtectID™ and GuardedID® into their products (bundling) and services.

o	Internet sites in selling GuardedID® to consumers and small enterprises.

We had a strategic partnership with Panasonic in which Panasonic functioned as an Application Service Provider for our ProtectID™ and ValidateID™ products, which requires a secondary server used for the “Out-of-Band” authentication technology.  As an authorized ASP provider, Panasonic operated our products in their data center for the benefit of clients who contract with us for our security products. In December 2007, we switched from Panasonic to a premier data center and co-location services provider that should maintain a comparable uptime. We believe that this new relationship improves the implementation time and reduces the cost and training requirements. Our agreement with the new services provider is for a one-year (1) term ending in December, 2008 with automatic one-year (1) renewal terms. The relationship can be terminated by either party on sixty days notice. The hosting service is compensated by StrikeForce based on a flat monthly fee per the terms of the contract.

Intellectual Property

In December 2002, and formally memorialized by an agreement in September 2003, we acquired certain intellectual property rights and patent pending technology from NetLabs.com including the rights to further develop and sell their principal technology and certain officers of NetLabs.com joined StrikeForce as officers and directors of our company.

The technology developed by the Company and used in the Company’s ProtectID™ and GuardedID® products are the subject of two pending patent applications. The Company’s firewall product, which was in the research and design phase is no longer being developed, therefore, the pending provisional patent application was allowed to expire. A fourth patent application relating to the Company’s ProtectID™ product was combined into the first ProtectID™ pending patent application and the fourth application was allowed to lapse.

We have one copyright pending and two trademarks pending. Two other trademarks have been approved and registered. Even though trademarks and patent applications have been filed, except for the trademarks, GuardedID® and CryptoColor®, there are still pending applications.

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

Business Strategy

We intend to incur significant additional costs before we become profitable. We anticipate that most of the costs that we incur will be related to salaries, professional fees, marketing sales and research & design. We anticipate that we will increase our sales force by approximately two full-time employees and our technology and administrative staff by approximately three employees during the next 12 months. At the present time, our monthly burn rate is approximately $135,000 per month. We expect that our monthly cash usage for operations will increase in the future due to increased volumes. We anticipate that the area in which we will experience the greatest increase in operating expenses is in marketing, selling, advertising, payroll related to sales and product support, technology and global strategic business consultants.

Our primary strategy over the next 12 months is to have our internal sales force focus on developing channel partners, including distributers, resellers and  original equipment manufacturers (OEM's). Secondly, our internal sales team will target potential  direct sales to network customers and in industries that management believes provides the greatest potential for near-term sales. These include small to medium sized financial institutions, government agencies, e-commerce and enterprise businesses. We are also executing agreements with strategic resellers and distributors for marketing, selling and supporting our products globally. It is our intention to ultimately utilize distributors, resellers and Company agents to generate the bulk of our sales. There can be no assurance, however, that we will succeed in implementing our sales strategy. Although management believes that there is an increasingly strong market for our products, we have not generated substantial revenue from the sale of our principal products and there is no assurance we can secure a market sufficient to permit us to achieve profitability in the next twelve months.

We also plan to pursue strategic partnerships with larger companies. In August 2003 we executed such a strategic partnership agreement with Panasonic that provided a hosted service for our suite of products.  In December 2007, we switched from Panasonic to another premier data center and co-location services provider that should maintain a comparable uptime at a reduced operating cost. We believe that this new relationship improves the implementation time and reduces the cost and training requirements. This permits our clients to access our products without having to leverage or develop their own infrastructure.

Competition

The software development and services market is characterized by innovation and competition. There are several well-established companies within this market that offer network security systems and newer companies with emerging technologies.

We believe that our patent-pending “Out-of-Band” identity authentication product, is an innovative, secure, adaptable, competitively priced, integrated network authentication system. The main features of ProtectID™ include: an open architecture “Out-of-Band” platform for user authentication; operating system independence; biometric layering; mobile authentication; secure website logon; VPN access; domain authentication and multi-level authentication. Unlike other techniques for increased network security, ProtectID™ does not rely on a specific authentication device or method (e.g., phone, tokens, smart cards, digital certificates or biometrics, such as a retinal or fingerprint scan). Rather ProtectID™ has been developed as an “open platform” that incorporates many authentication devices and methods. For example, once a user has been identified to a computer network, a system deploying our ProtectID™ authentication system, permits the “Out-of-Band” authentication of that user by a telephone, PDA, email, hard token, SSL client software, a biometric device such as a fingerprint scan or others, before that user is permitted to access the network. By using “Out-of-Band” authentication methods, management believes that ProtectID™ provides a competitive product for customers with security requirements greater than typical name and password schemes for virtual private networks and computer systems with multiple users at remote locations, as examples. We also believe that our other products (ValidateID™, GuardedID® and ResetID) offer an additional competitive edge for network security and e-commerce applications that should provide greater levels of security along with choices and the ability to evolve over time based on newer technologies made available.

Although we believe that our suite of products offer competitive advantages, there is no assurance that any of these products will gain acceptance in the marketplace. Our competitors include established software and hardware companies that are likely to be better financed and to have established sales channels. Due to the high level of innovation in the software development industry, it is also possible that a competitor will introduce a product that provides a higher level of security than the ProtectID™ products or which can be offered at prices that are more advantageous to the customer.

RISKS RELATING TO OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE. SHOULD WE CONTINUE TO INCUR LOSSES FOR A SIGNIFICANT AMOUNT OF TIME, THE VALUE OF YOUR INVESTMENT IN OUR COMMON STOCK COULD BE ADVERSELY AFFECTED, AND YOU COULD EVEN LOSE YOUR ENTIRE INVESTMENT.

We have yet to establish any history of profitable operations as shown in our independent certified financial audit for 2007 and 2006, respectively. As of December 31, 2007, we had an accumulated deficit of $16,376,450. We have incurred annual operating losses of $3,154,234 for the year ended December 31, 2006 and $3,998,402 for the year ended December 31, 2007. We have financed our operations through loans from our officers, employees, and the issuance of debt and equity securities in private placement transactions.  Our revenues have not been sufficient to sustain our operations. Our profitability will require the successful marketing and sale of our ProtectID™, ValidateID™, GuardedID® and ResetID products and services.

WE WILL NEED TO RAISE ADDITIONAL FUNDS THROUGH THE PUBLIC MARKET, PRIVATE DEBT OR PRIVATE SALES OF EQUITY TO ACHIEVE OUR CURRENT BUSINESS STRATEGY OF COMPLETING AND PROFITING FROM OUR SUITE OF TECHNOLOGY PRODUCTS. OUR NEED TO RAISE ADDITIONAL FUNDS IN THE FUTURE WILL LIKELY INVOLVE THE ISSUANCE OF ADDITIONAL SHARES OF STOCK, WHICH COULD DILUTE THE VALUE OF YOUR INVESTMENT. THERE IS NO ASSURANCE, HOWEVER, THAT WE WILL BE ABLE TO RAISE ADDITIONAL MONIES IN THE FUTURE. AS OF DECEMBER 31, 2007, WE DO NOT HAVE ANY REMAINING AUTHORIZED AND UNISSUED COMMON STOCK SHARES TO ISSUE TO RAISE CAPITAL. WE ARE SEEKING TO RECAPITALIZE THE COMPANY IN ORDER TO ACCOMPLISH THIS REQUIRED FINANCING. UNTIL THE RECAPITALIZATION IS ACCOMPLISHED WE HAVE LIMITED ABILITY TO RAISE EQUITY.

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

WE HAVE ISSUED SECURED CONVERTIBLE DEBENTURES THAT MAY RESTRICT OUR ABILITY TO OBTAIN ADDITIONAL FINANCING.

We have issued three-year and two-year secured debentures in 2004 and 2005 that are convertible into shares of our common stock to YA Global Investments, LP (“YA Global”), formerly Cornell Capital Partners, LP, and Highgate House Funds, Ltd. (“Highgate”) respectively. Under the terms of the secured debentures, we are restricted in our ability to issue additional securities as long as any portion of the principal or interest on the secured debentures remains outstanding. Specifically, we may not, without the prior consent of the holders of the secured debentures, issue any common stock or preferred stock at a discount to its fair market value or issue any derivative security, such as warrants or options, convertible into common stock at less than fair market value. We are also precluded under the terms of the secured debentures from granting any third party a security interest in our assets. Our inability, without the secured debenture holders’ consent, to provide a discount on our stock or to grant a security interest could make it difficult to find parties willing to make additional investments in us or to loan us money and therefore could adversely affect our ability to raise additional funds.

SECURED CONVERTIBLE DEBENTURES ISSUED TO YA GLOBAL INVESTMENTS, LP, formerly CORNELL CAPITAL PARTNERS, LP, AND HIGHGATE HOUSE FUNDS, LTD. COULD RESULT IN A CHANGE IN CONTROL.

We have issued an aggregate of $1,774,876 in secured convertible debentures, including an aggregate of $1,024,876 principal amount secured debentures issued to  YA Global Investments, LP ($427,447 of which are outstanding on January 28, 2008) and an aggregate of $750,000 principal amount secured debentures issued to Highgate House Funds, Ltd. ($244,720 of which are outstanding on January 28, 2008), which are convertible into shares of our common stock at an amount equal to the lesser of: (i) 120% of the average closing bid price for the 5 trading days immediately preceding the closing date (the “YA Global Fixed Conversion Price” and, together with the Highgate Fixed Conversion Price, the “Fixed Conversion Price”); or (ii) 80% of the lowest  closing bid price of the common stock during the five days preceding the conversion date.  In July, 2006, the YA Global and Highgate Fixed Conversion Price was reduced to $0.085 in connection with an anti-dilution adjustment.

Although the terms of the secured debentures contain a limitation that precludes conversion when the amount of shares already owned by YA Global Investments, LP and Highgate House Funds, Ltd., plus the amount of shares still outstanding to be converted, would exceed 4.99 percent, the limit may be waived by YA Global Investments, LP on 61 days notice to us and by Highgate House Funds, Ltd on 65 days notice to us. In addition, after the third anniversary (at maturity) of the issuance date of the YA Global Investments, LP debenture and second anniversary (at maturity) of the issuance dates of the Highgate House Funds, Ltd. debentures, any outstanding principal or interest owed on the secured debentures may be continued to be converted, at the option of the Holder, into stock with the same limitation. Depending on the price of our stock, if YA Global Investments, LP waived the 4.99 percent limitation, YA Global Investments, LP or Highgate House Funds, Ltd. could acquire enough shares to establish control of our Company.

At December 31, 2007, we had an aggregate of $427,447 remaining in principal amount of secured convertible debentures outstanding issued to YA Global, after conversions, and an aggregate of $244,720 remaining in principal amount of secured convertible debentures outstanding issued to Highgate, after conversions, for a combined total of $672,166.

In January 2008, the Company executed a Forbearance Agreement with YA Global whereby YA Global and Highgate have agreed to forbear from exercising their rights under the secured convertible debentures through February 27, 2008. The terms of the Forbearance Agreement record the amount due to YA Global and Highgate by the Company to be $1,214,093, which includes principal, interest and the redemption premium. The terms also include a reduction in the YA Global and Highgate Fixed Conversion Price to $0.0065. In connection with this Agreement, the Company issued to YA Global 5,000,000 contingency warrants with an exercise price of $0.015 per share. The warrants are exercisable for a period of five (5) years from date of issuance. The warrants are held in escrow and will only be released to YA Global if the total amount due by the Company is not paid to YA Global by February 29, 2008. The total amount of our indebtedness to YA Global and Highgate in the amount of $1,214,093, as agreed to in the Forbearance Agreement, is further broken down as:

•	$427,447 (YA Global secured convertible debenture)
•	$204,775 (YA Global accrued and unpaid interest on debenture)
•	$85,489 (YA Global 20% redemption premium)
•	$244,720 (Highgate secured convertible debenture)
•	$86,937 (Highgate accrued and unpaid interest on debentures)
•	$48,944 (Highgate 20% redemption premium)
•	$100,000 (YA Global promissory note dated May 1, 2006)
•	$15,781 (YA Global accrued and unpaid interest on note)

In February 2008, the Forbearance Agreement was amended and extended to May 15, 2008, including the terms of the contingency warrants. Per the terms of the amendment, YA Global and Highgate shall receive an additional 105 days of interest for a total amount of $28,328.84 additional interest. The additional interest plus a security deposit of $171,671.16 were paid to YA Global and Highgate per the terms of a debt assignment agreement executed with an investor group in February 2008, for a total amount paid to YA Global of $200,000. The security deposit will be applied to the amount due YA Global and Highgate if the remaining balance due of $1,042,421.90 is paid in full by May 15, 2008. Otherwise, the security deposit will be applied to YA Global as liquidated damages.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR SECURED CONVERTIBLE DEBENTURES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES, WHICH COULD CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

Our obligation to issue a combination of shares or deliver shares through the escrow agent upon conversion of our $672,166 principal amount secured convertible debentures is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable upon conversion of our secured convertible debentures (excluding accrued interest), based on various market prices:

Price Per Share	With 20% Discount	Number of Shares	Percentage of Stock* Issuable
$0.05	$0.040	16,804,150	16.80%
$0.03	$0.024	28,006,916	28.01%
$0.01	$0.008	84,020,750	84.02%

* Based on 99,999,999 shares of common stock outstanding as of December 31, 2007. As illustrated, the number of shares of common stock issuable upon conversion of our secured convertible debentures will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

THE SALES OF COMMON STOCK BY INVESTORS AFTER DELIVERY OF A CONVERSION NOTICE COULD HAVE A DEPRESSIVE EFFECT ON THE PRICE OF OUR COMMON STOCK. IN ADDITION, WE DO NOT INTEND TO DISCLOSE THE TIMING OF ANY CONVERSION NOTICES WHICH WE MAY RECEIVE FROM THE INVESTORS AND AS A RESULT, YOU WILL HAVE NO KNOWLEDGE OF WHEN THE INVESTORS ARE CONVERTING INTO SHARES OF OUR COMMON STOCK.

While the securities purchase agreements with YA Global and Highgate contain provisions prohibiting them from engaging in short sales, the investors may, nevertheless, engage in the sale of escrowed shares after delivering a conversion notice to us but before actual delivery of the shares. In the event that YA Global and/or Highgate were to engage in any such sales, this may create downward pressure on the price of our common stock and could result in higher levels of volatility. Further, any resulting decline in the price of our stock could result in increased dilution due to the fact that we could be required to issue greater numbers of shares upon receiving future conversion notices. In addition, not only the sale of shares issued upon conversion of secured debentures, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock. In addition, we do not intend to disclose the timing of conversion notices which we may receive from YA Global and/or Highgate.  As a result, you will have no knowledge of when the investors are converting. Further, you will not know that the investors have shares of our common stock that they may be imminently selling, or that the investors have sold such shares, all of which may have a depressive effect on the price of our common stock.

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

The shares of common stock that have been registered for sale by YA Global and Highgate upon conversion of the secured convertible debentures do not include all of the shares of common stock that would be issuable if such debentures were converted in full.  As a result, the Company will be required to file an additional registration statement to register such additional shares.  We may incur substantial costs in connection with the preparation of filing of such registration statement and the failure to file such registration statement could result in a default under the secured convertible debentures.

IF WE ARE REQUIRED FOR ANY REASON TO REPAY OUR OUTSTANDING SECURED CONVERTIBLE DEBENTURES, WE WOULD BE REQUIRED TO DEPLETE OUR WORKING CAPITAL, IF AVAILABLE, OR RAISE ADDITIONAL FUNDS. OUR FAILURE TO REPAY THE SECURED CONVERTIBLE DEBENTURES, IF REQUIRED, COULD RESULT IN LEGAL ACTION AGAINST US, WHICH COULD REQUIRE THE SALE OF SUBSTANTIALLY ALL OF OUR ASSETS, CURRENTLY PLEDGED UNDER A UNIFORM COMMERICAL CODE (UCC) FILING IN THE STATE OF NEW JERSEY.

Any event of default in our obligations to the holders of the secured convertible debentures such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the securities purchase agreements for such secured convertible debentures or in the secured convertible debentures, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against us and the delisting of our common stock could require the early repayment of the secured convertible debentures if the default is not cured with the specified grace period. We anticipate that the full amount of the secured convertible debentures, together with accrued interest, will be converted into shares of our common stock, in accordance with the terms of the secured convertible debentures. If we were required to repay the secured convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the secured debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such actions would require us to severely limit operations or to file for protection under United States Bankruptcy laws.

OUR SECURITY AGREEMENTS WITH YA GLOBAL INVESTMENTS, LP AND HIGHGATE HOUSE FUNDS LTD. CONTAIN NEGATIVE COVENANTS WHICH RESTRICT OUR ABILITY TO CREATE SECURITY INTERESTS, CHANGE MANAGEMENT, DECLARE DIVIDENDS, MAKE LOANS AND INCUR ADDITIONAL INDEBTEDNESS, WITHOUT YA GLOBAL AND HIGHGATE’S PRIOR WRITTEN CONSENT. SUCH RESTRICTIONS COULD IMPEDE OUR ABILITY TO OBTAIN ADDITIONAL FUNDING TO FINANCE OUR ONGOING OPERATIONS, WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

In connection with the securities purchase agreements for our secured convertible debentures with both YA Global Investments, LP (dated December 20, 2004, January 18, 2005 and amended on April 27, 2005 into one debenture with interest to April 27, 2005) and Highgate House Funds Ltd. (dated April 27, 2005 and May 6, 2005) we granted both YA Global and Highgate a secured interest in all of our assets. In accordance with such agreement, we may not, without YA Global and Highgate’s written consent, directly or indirectly:

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

The technology developed by the Company and used in the Company’s ProtectID™ (exclusively licensed from NetLabs.com) and GuardedID® products is the subject of two patent pending applications. The Company’s firewall product, which was in the research and design phase is no longer being developed, therefore the pending provisional patent (acquired from NetLabs.com) application was allowed to expire. A fourth patent application relating to the Company’s ProtectID™ product was combined into the first ProtectID™ pending patent application and the fourth application was allowed to lapse. To date the two patent applications have not been granted. We cannot be certain that these patents will be granted nor can we be certain that other companies have not filed for patent protection for this technology. Even if the patents were granted for the technology, there is no assurance that we will be in a position to enforce the patent rights. Failure to be granted patent protection for the technology could result in greater competition or in limited royalty payments. This could result in inadequate revenue and cause us to cease operations.

WE WILL FACE INTENSE COMPETITION FROM COMPETITORS THAT HAVE GREATER FINANCIAL, TECHNICAL AND MARKETING RESOURCES. THESE COMPETITIVE FORCES MAY IMPACT OUR PROJECTED GROWTH AND ABILITY TO GENERATE REVENUES AND PROFITS, WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

We likely will face competition from alternate security software programs and services. As is typical of a new industry, demand and market acceptance for recently introduced services are subject to a high level of uncertainty and risk. In addition, the software industry is characterized by frequent innovation. As the market for computer security products evolves, it will be necessary for us to continually modify and enhance our existing products and develop new products. We believe that our competitors will enhance existing product lines and introduce new products. If we are unable to update our software to compete or to meet announced schedules for improvements and enhancements, it is likely that our sales will suffer and that potential customers will be lost to a competing company’s product.

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

Our success depends, to a critical extent, on the continued efforts and services of our Chief Executive Officer, Mark L. Kay, our Chairman of the Board & President, Robert Denn, our Chief Technical Officer Ramarao Pemmaraju, our Chief Financial Officer  Mark Corrao and our Executive Vice President and Head of Marketing, George Waller.  Were we to lose three or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital.  We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our Company.  Only one of our executive officers (CEO) had an employment agreement providing for his continued service to us, which is now expired.  We do not currently  carry a key-man life  insurance  policy  on any of  our  employees,  which  would  assist  us in recouping our costs in the event of the loss of those officers.

THE INABILITY TO MANAGE OUR GROWTH COULD IMPEDE OUR ABILITY TO GENERATE REVENUES AND PROFITS AND TO OTHERWISE IMPLEMENT OUR BUSINESS PLAN AND GROWTH STRATEGIES, WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

We plan to grow rapidly, which will place strains on our management team and other Company resources to both implement more sophisticated managerial, operational and financial systems, procedures and controls and to hire, train and manage the personnel necessary to implement those functions. Our staff is currently comprised of 12 people and we believe that in order for us to achieve our goals, it will be necessary to further expand our personnel, particularly in the area of sales, support services, technology and development and client support. As we grow, we also expect to increase detailed and pertinent internal and administrative controls and procedures, require further product enhancements and customization of our existing products for specific clients, as well as enter new geographic markets. We do not presently have in place the corporate infrastructure common to larger organizations. We do not, for example, have a separate human resources department or purchasing department designed for a larger organization. Some of our key personnel do not have experience managing large numbers of personnel. Substantial expansion of our organization will require the acquisition of additional information systems and equipment, a larger physical space and formal management of human resources. It will require that we expand the number of people within our organization providing additional administrative support (or consider outsourcing) and to develop and implement additional internal controls appropriate for a larger organization. Our experience to date in managing the minimal growth of our Company has been positive, without product failures or breakdowns of internal controls.

We plan to devote substantial resources to our ProtectID™ and GuardedID®, products, focusing on our marketing, sales, administrative, operational, financial and other systems to implement our longer-term business plan and growth strategies. We also plan to grow our distribution and reseller services through our channel strategy. This expansion will require us to significantly improve, replace and or acquire managers, operational and financial systems, procedures and controls, to improve the coordination between our various corporate functions, to manage, train, motivate and maintain a growing employee and marketing base. Our performance and profitability will depend on the ability of our officers and key employees to:

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

The time and costs to effectuate this business development process may place a significant strain on our management personnel, systems and resources, particularly given the limited amount of financial resources and skilled employees that may be available at the time. There can be no assurance that we will integrate and manage successfully new systems, controls and procedures for our business, or that our systems, controls, procedures, facilities and personnel, even if successfully integrated, will be adequate to support our projected future operations. There can be no assurance that any expenditure incurred during this expansion will ever be recouped. Any failure to implement and maintain such changes could have a material adverse effect on our business, financial condition and results of operations.

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

Our products are not widely recognized or distributed in the marketplace and in order to introduce them effectively, we will have to continue to develop and market them aggressively. We will compete in our marketing efforts with other competitors, many of which are well-established. We think it is likely that in order to compete effectively, we may need to spend more money on marketing our products relative to our sales volume than do the more established companies. These expenses may make it more difficult for us to become a profitable company and reduce our profitability in the short term and are likely to negatively affect our net income.

o	Product Defects or Service Quality Problems Could Affect Our Sales

Although we consider our principal products ready for commercial production and are actively marketing them to potential customers, we do not have significant experience with the use of our products on a large scale. We have not experienced any product defects that are material to the performance of our products, but there can be no assurance that there will not be product defects in the future. Likewise, we cannot be certain that the security provided by our products cannot be circumvented, now or in the future, although we are unaware of anyone having successfully defeating the technology. Our products are complex and may contain undetected errors or defects or may contain errors or defects in new versions that we attempt to release. Errors and defects that occur in the future could result in adverse product reviews and a loss of, or delay in, market acceptance of our products. We have, however, received a number of independent endorsements of GuardedID® and ProtectID™ from recognized, well known third party security product lab testers and reviewers (PCMagazine.com for GuardedID® and SCMagazineUS.com for ProtectID™).

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

ITEM 2. DESCRIPTION OF PROPERTIES

We operate from leased offices located at 1090 King Georges Post Road, Suite #108, Edison, New Jersey 08837. We do not hold any material investments in other real or personal property other than office equipment. We anticipate these facilities will be adequate for the immediate future but that if we are successful in introducing our products, we will need to seek larger or additional office quarters. We have a non-cancelable operating lease for office space that expires in February 2013. The lease does not contain a renewal option and requires us to pay all executory costs such as maintenance and insurance.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently a party to, nor is any of its property currently the subject of, any material legal proceeding. None of the Company’s directors, officers or affiliates is involved in a proceeding adverse to the Company’s business or has a material interest adverse to the Company’s business.

On December 8, 2005, Verid, Inc., a Delaware corporation, filed suit against the Company in the United States District Court for the Southern District of Florida alleging trademark infringement, unfair competition and false designation of origin. The Company vigorously defended against this action, and settled this case on February 24, 2006, on terms which are favorable to the Company.

In January 2008, a money judgment in the amount of $69,952, for past due payables, in favor of Lewis PR, a California corporation, against the Company was entered into the Superior Court of California, County of San Diego. In February 2008, a settlement agreement was reached between the parties.

In February 2008, summonses were filed in the Superior Court of the State of New Jersey against the Company and it’s CEO demanding payment on a promissory note in the amount of forty five thousand dollars. The Company is pursuing a settlement agreement with the note holder.

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

Quarter Ended	High	Low
December 31, 2006	$0.051	$0.041
March 31, 2007	$0.040	$0.190
June 30, 2007	$0.022	$0.020
September, 2007	$0.027	$0.021
December 31, 2007	$0.022	$0.017

The closing bid price for our shares of common stock on March 25, 2008 was $0.025.

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

(B) HOLDERS

As of March 25, 2008, there were approximately 211 holders of the common stock on record (several holders of record are brokerage firms, which handle accounts for individual investors).

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

(D) RECENT ISSUANCES OF UNREGISTERED SECURITIES

In October 2007, YA Global converted $79,000 of the April 27, 2005 debenture into 6,420,455 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversions were made on October 3, 2007 at a conversion price of $0.016 per share for 3,125,000 shares and October 18, 2007 at a conversion price of $0.0088 per share for 3,295,455 shares.

In October 2007, the Company issued 18,750 shares of the Company’s common stock at $0.017 per share to the two remaining note holders relating to promissory notes executed in July 2006, as bonus extension shares.  In connection with the issuance of these shares, the Company issued 1,875 shares of the Company’s common stock at $0.017 per share to the placement agent.

In October 2007, the Company sold to an individual certain units which contained common stock and warrants. The Company issued 416,667 shares of common stock at $0.012 per share and 83,333 warrants with an exercise price of $0.036 per share all of which are exercisable for a period of three years from the date of issuance.

In November 2007, YA Global converted $46,000 of the April 27, 2005 debenture into 6,808,862 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversions were made on November 8, 2007 at a conversion price of $0.0081 per share for 3,148,148 shares and November 30, 2007 at a conversion price of $0.0056 per share for 3,660,714 shares.

In November 2007, the Company issued 18,750 shares of the Company’s common stock at $0.01 per share to the two remaining note holders relating to promissory notes executed in July 2006, as bonus extension shares.  In connection with the issuance of these shares, the Company issued 1,875 shares of the Company’s common stock at $0.01 per share to the placement agent.

In November 2007, the Company issued 600,000 shares of the Company’s common stock at $0.007 per share to the six note holders relating to convertible promissory notes executed in February 2007, as bonus extension shares.  In connection with the issuance of these shares, the Company issued 120,000 shares of the Company’s common stock at $0.007 per share to the placement agent.

In November 2007, the Company issued 50,000 shares of the Company’s common stock at $0.007 per share to a note holder relating to a convertible promissory note executed in April 2007, as bonus extension shares.  In connection with the issuance of these shares, the Company issued 10,000 shares of the Company’s common stock at $0.007 per share to the placement agent.

In November 2007, the Company executed a promissory note in the amount of $50,000 with an unrelated individual, bearing interest at 8% per annum, maturing on December 31, 2008. The Company issued 550,000 restricted shares of common stock, at $0.01 per share. In addition, the Company’s CEO, President, CFO, EVP and CTO executed a Personal Guaranty Agreement guarantying the promissory note in the event the Company defaults on the payment terms. The Company assigned the pending proceeds from its inclusion in the New Jersey Technology Business Certificate program towards repayment of this note and three other notes executed with the same individual. The note was repaid in full in December 2007 per the terms of the assignment.

In November 2007, the Company executed a promissory note in the amount of $15,000, bearing interest at 8% per annum, maturing on May 21, 2008 with a financial consultant for services to be rendered per the terms of an agreement executed in November 2007.

In November 2007, the Company executed a promissory note in the amount of $30,000 with an unrelated individual, bearing interest at 12% per annum, maturing on May 26, 2008. The Company issued 300,000 restricted shares of common stock, at $0.01 per share. The Company assigned the pending proceeds from its inclusion in the New Jersey Technology Business Certificate program towards repayment of this note and three other notes executed with the same individual. The note was repaid in full in December 2007 per the terms of the assignment.

In November 2007, the Company issued stock options to purchase 4,870,215 shares of common stock to twelve employees.  The options were issued in accordance with the Company’s 2004 Equity Incentive Plan. The options are exercisable at $0.008 per share and expire in November 2017. The shares vest after a one year period.

In November 2007, the Company executed a consulting agreement with a financial advisor whereby the consultant will provide introduction of potential investors to the Company. Per the terms of the agreement, the consultant will receive a fee equal to 6% of the total capital in the transaction. For non-financing capital transactions, the consultant shall receive a fee equal to 5% of the transaction value at closing. The consultant will also receive additional consideration in the form of restricted shares of the Company’s common stock in an amount equal to 2% of the transaction value. The term of the agreement is for six months and will renew automatically unless either party provides the other party with thirty days advance written notice. In November 2007, in accordance with the agreement, the consultant received warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.01 per share with a term of five years from the effective date.

In December 2007, YA Global converted $64,929.56 of the April 27, 2005 debenture into 13,495,441 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversions were made on December 5, 2007 at a conversion price of $0.0056 per share for 3,839,286 shares, December 6, 2007 at a conversion price of $0.0056 per share for 4,053,571 shares, December 17, 2007 at a conversion price of $0.0037 per share for 4,243,243 shares and December 19, 2007 at a conversion price of $0.0037 per share for 1,359,341 shares.

In December 2007, the Company recorded 18,750 shares of the Company’s common stock at $0.011 per share to the two remaining note holders relating to promissory notes executed in July 2006, as bonus extension shares.  In connection with the issuance of these shares, the Company recorded 1,875 shares of the Company’s common stock at $0.011 per share to the placement agent.

In December 2007, the Company recorded 200,000 shares of the Company’s common stock at $0.011 per share to the six note holders relating to convertible promissory notes executed in February 2007, as bonus extension shares.  In connection with the issuance of these shares, the Company recorded 40,000 shares of the Company’s common stock at $0.011 per share to the placement agent.

In December 2007, the Company recorded 50,000 shares of the Company’s common stock at $0.011 per share to a note holder relating to a convertible promissory note executed in April 2007, as bonus extension shares.  In connection with the issuance of these shares, the Company recorded 10,000 shares of the Company’s common stock at $0.011 per share to the placement agent.

In December 2007, the Company recorded 50,000 shares of the Company’s common stock at $0.022 per share to a note holder relating to an amendment to a convertible promissory notes executed in March 2007, as extension shares.  The note holder also converted interest owed from October 1, 2007 to December 31, 2007 in the amount of $3,402.74 into 154,670 shares of the Company’s common stock at $0.022 per share. The Company recorded the conversion shares in December 2007.

In December 2007, the Company executed a promissory note in the amount of $52,500 with an unrelated individual, bearing interest at 12% per annum, maturing on September 6, 2008. The Company issued 550,000 restricted shares of common stock, at $0.01 per share. The note was repaid in full in March 2008.

In December 2007, the Company executed a promissory note in the amount of $50,000 with an unrelated individual, bearing interest at 8% per annum, maturing on December 31, 2008. In relation to the note, the Company released the 2,000,000 pledge shares that were being held in escrow relating to two other notes executed with the same individual. The note was repaid in full in March 2008.

In December 2007, the Company recorded 7,500 shares of its common stock, valued at $0.028 per share for 2,500 shares, $0.012 per share for 2,500 shares and $0.01 per share for 2,500 shares, and issuable to a law firm as compensation for general counsel legal services rendered.

In December 2007, the Company issued stock options to purchase 2,125,000 shares of common stock to twelve employees.  The options were issued in accordance with the Company’s 2004 Equity Incentive Plan. The options are exercisable at $0.02 per share and expire in December 2017. The shares vest in one-third increments of six months each over an eighteen month period.

In December 2007, the Company executed a consulting agreement with a financial advisor whereby the consultant will provide introduction of potential investors to the Company. As compensation for the services, the consultant shall receive a monthly fee in the amount of $5,000. The agreement can be terminated by either party by providing the other party with thirty days advance written notice. The consultant received 5,000,000 shares of the Company’s common stock, valued at $0.0065 per share.  The shares are restricted and have piggyback registration rights upon the next registration statement filed by the Company.

In December 2007, the Company executed a consulting agreement with a financial advisor whereby the consultant will provide introduction of potential investors to the Company. Per the terms of the agreement, the consultant will receive a fee equal to 5% of the total capital in the transaction. For non-financing capital transactions, the consultant shall receive a fee equal to 5% of the transaction value at closing. The term of the agreement is for six months and will renew automatically unless either party provides the other party with thirty days advance written notice. In December 2007, in accordance with the agreement, the consultant received warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.01 per share with a term of five years from the effective date.

All of the above offerings and sales were made in reliance upon the exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act and/or Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

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

We began our operations in 2001 as a reseller and integrator of computer hardware and iris biometric technology. We derived the majority of our revenues as an integrator from the time we started our operations through the first half of 2003. In December 2002, upon the acquisition of the licensing rights to certain intellectual property and patent pending technology from NetLabs.com, we shifted the focus of our business to developing and marketing our own suite of security products. Based upon the acquired licensing rights the Company has now developed various identification protection software products to protect computer networks from unauthorized access and to protect network owners and users from identity theft. The Company is seeking to commercially exploit the products in the areas of financial services, eCommerce, corporate, government, insurance and consumer sectors. We have had increasing nominal revenues since our formation.  We have maintained our relationship with Panasonic and LG as a reseller, primarily for the resale of biometric identification equipment, such as iris scanners, that can be used with our software products. We generated nominal revenues from our activities as a reseller during 2006 and 2005. As of 2007, we are no longer a reseller of Panasonic iris scanners.

We completed most of the development of our suite of security products at the end of 2006 and we began to make these products available to the marketplace. For the year ended December 31, 2006, we generated $241,850 of our 2006 revenues of $338,445 from the sales of our security products and for the year ended December 31, 2007 we generated all of our 2007 revenues of $661,580 from the sales of our security products. We seek to locate customers in a variety of ways. These include contracts with value added resellers, bundling with other products, direct sales calls initiated by our sales staff, exhibitions at security and technology trade shows, through the media, consulting agreements and through word of mouth. Our sales generate revenue either as an Original Equipment Manufacturer (OEM) model, through a Hosting/License agreement, or through direct purchase by customers. We price our products for consumer transactions based on the number of transactions in which our software products are utilized or monthly/yearly recurring fees, and we price our products for business applications based on the number of users. We also expect to generate revenue from annual maintenance contracts, renewal fees and the execution of international agreements.

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

Use of Estimates

Management's Discussion and Analysis or Plan of Operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. When preparing our financial statements, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Significant estimates include, but are not limited to, the estimated useful lives of property and equipment and website development costs. Actual results could differ from those estimates.

Results of Operations

FOR THE YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE YEAR ENDED DECEMBER 31, 2006

Revenues for the year ended December 31, 2007 were $661,580 compared to $338,445 for the year ended December 31, 2006, an increase of $313,135 or 92.5%. The increase in revenues was primarily due to the sales of our newly developed GuardedID® keyboard encryption and anti-keylogger technology.

Revenues generated consisted of hardware sales, software sales, revenue from sign on fees and recurring transaction revenues. Hardware sales for the year ended December 31, 2007 were $8,333 compared to $78,970 for the year ended December 31, 2006, a decrease of $64,170. The resultant decrease in hardware revenues was primarily due to the change in the Company’s sales focus from the sale of our technology that requires hardware to our security software products. Software sales for the year ended December 31, 2007 were $535,308 compared to $17,625 for the year ended December 31, 2006, an increase of $517,683. The resultant increase in software revenues was primarily due to the sales of our unique GuardedID® keystroke encryption and anti-keylogger product. Sign on fees for our ASP transaction model amounted to $2,000 for the year ended December 31, 2007 compared to $15,000 for the year ended December 31, 2006, a decrease of $13,000. The decrease was due to the lack of signing up new eCommerce clients as the Company focused its attention on its new product, GuardedID®. Transaction revenues from the ASP hosting model were $115,939 for the year ended December 31, 2007 and $226,850 for the year ended December 31, 2006, a decrease of $110,911. The decrease was due primarily to the timing of several technology projects that were completed in the third quarter of 2006.

Cost of revenues for the year ended December 31, 2007 was $83,720 compared to $91,468 for the year ended December 31, 2006, a decrease of $7,748, or 8.5%. The decrease was primarily due to the processing fees incurred as a result of the decrease in transactions relating to our ASP hosting service.

Gross profit for the year ended December 31, 2007 was $577,860 compared to $246,977 for the year ended December 31, 2006, an increase of $330,883, or 134%. The increase in gross profit was primarily due to the sales of our GuardedID® keyboard encryption and anti-keylogger technology. Gross profit as a percentage of sales increased to 87.4% from 73.0% due to the increase in the sales of our own security software products which entails a higher gross margin and the decrease in our resale of biometric hardware technology which has a lower gross margin.

Research and development expenses for the year ended December 31, 2007 were $375,030 compared to $359,900 for the year ended December 31, 2006, an increase of $15,130, or 4.2%. The increase is primarily attributable to the increase in resources relating to our GuardedID® keyboard encryption & anti-keylogger technology which is now in beta release and testing. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative expenses for the year ended December 31, 2007 were $2,772,138 compared to $3,507,273 for the year ended December 31, 2006, a decrease of $735,135 or 21.0%. The net decrease was due primarily to decreases in our staffing, promotion and marketing and professional fees which occurred in the year ended December 31, 2007. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, travel costs, non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other (income) expense for the year ended December 31, 2007 was $1,429,094 as compared to ($465,962) for the year ended December 31, 2006, representing an increase in other (income) expense of $1,895,056, or 407%. The increase was primarily due to interest charges for notes payable of $502,360 and net, mark to market changes of $1,267,466 in the fair value of derivative financial instruments relating to the convertible secured promissory notes.

Derivative instruments expense (income) represents the change in the fair value of the net derivative liability at year end, using a layered discounted probability-weighted cash flow approach. Interest expense derivatives represent the amortization of discount on the initial valuation of the derivatives, or the amortization of the change after any modification of debt. The change represents the amortization for both the YA Global and Highgate debentures.

The financial statement for the year ended December 31, 2005 was restated to record embedded derivatives related to convertible notes payable. Derivative instruments expense (income) represents the change in the fair value of the net derivative liability at year end, using a layered discounted probability-weighted cash flow approach. Interest expense derivatives represent the amortization of discount on the initial valuation of the derivatives, or the amortization of the change after any modification of debt. The change represents the amortization for both the YA Global and Highgate debentures in 2005 and less than one month in 2004 for the YA Global debenture.

Our net loss for the year ended December 31, 2007 was $3,998,402 compared to a net loss of $3,154,234 for the year ended December 31, 2006, an increase of $844,168, or 26.8%. The increase in our net loss was primarily due to the increase in net mark to market changes in the fair value of derivative instruments relating to the convertible promissory notes.

Liquidity and Capital Resources

Our total current assets at December 31, 2007 were $382,400, including $16,307 in cash as compared with $351,958 in total current assets at December 31, 2006, which included cash of $7,455. Additionally, we had a stockholders’ deficiency in the amount of $5,615,718 at December 31, 2007 as compared to a stockholders’ deficiency of $3,291,311 at December 31, 2006. The increase in the deficiency is a result of the Company’s net losses and funding through an increased debt position from convertible debentures and promissory notes rather than the sale of stock. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. The liabilities include a computed liability for the fair value of derivatives of $1,468,264, which will only be realized on the conversion of the derivatives, or settlement of the debentures.

We financed our operations during the year ended December 31, 2007 through debt and equity financing, recurring revenues from our ProtectID™ hosting platform and sales of our GuardedID® keystroke encryption technology. We expect that we will rely, at least in the near future, on a substantial percentage of the sales of our GuardedID® product and a limited number of customers for our other products revenues and may continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market grows, we hope to attain greater numbers of customers and the concentrations would then diminish. Until this is accomplished, we will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing commitments of capital expenditures and until our sales revenue can provide greater liquidity.

The number of common shares outstanding increased from 28,844,494 shares at the year ended December 31, 2006 to 99,999,999 at the year ended December 31, 2007, an increase of 247%. The increase in the number of common shares outstanding was primarily due to the conversion of secured convertible notes payable into common stock that YA Global and Highgate issued during 2007 which totaled 54,352,704 shares of our common stock.

We do not expect to resell a significant amount of biometric iris equipment over the next twelve months as we concentrate more on our core authentication and keyboard encryption and anti-keylogger software products

We have historically incurred losses and we anticipate that we will not generate any significant revenues until the third quarter of 2008. Our operations presently require funding of approximately $135,000 per month. Management believes, but cannot provide assurances, that we will be profitable over the next 12 months based on some potential clients contracting with the Company in the financial industry, technology, insurance, enterprise, government, insurance and consumer sectors in the United States, Latin America, Europe and Asia. There can be no assurance, however, that the sales anticipated will materialize or that we will achieve the profitability we have forecasted.

At December 31, 2007, $427,447 in aggregate principal amount of the YA Global debentures was issued and outstanding.

At December 31, 2007, $244,720 in aggregate principal amount of the Highgate debentures remained outstanding.

Prior to the maturity date of both convertible secured promissory notes, the Company notified YA Global and Highgate that it is currently evaluating available maturity options regarding the convertible notes.  YA Global and Highgate have agreed to extend the maturity date until the options afforded the company have been concluded.  In August 2007, the Company was notified by Cornell of its legal name change to YA Global Investments, LP.

In January 2008, the Company executed a Forbearance Agreement with YA Global whereby YA Global and Highgate have agreed to forbear from exercising their rights under the secured convertible debentures through February 27, 2008. The terms of the Forbearance Agreement record the amount due to YA Global and Highgate by the Company to be $1,214,093, which includes principal, interest and the redemption premium. The terms also include a reduction in the YA Global and Highgate Fixed Conversion Price to $0.0065. In connection with this Agreement, the Company issued to YA Global 5,000,000 contingency warrants with an exercise price of $0.015 per share. The warrants are exercisable for a period of five (5) years from date of issuance. The warrants are held in escrow and will only be released to YA Global if the total amount due by the Company is not paid to YA Global by February 29, 2008. The total amount of our indebtedness to YA Global and Highgate in the amount of $1,214,093, as agreed to in the Forbearance Agreement, is further broken down as:

•	$427,447 (YA Global secured convertible debenture)
•	$204,775 (YA Global accrued and unpaid interest on debenture)
•	$85,489 (YA Global 20% redemption premium)
•	$244,720 (Highgate secured convertible debenture)
•	$86,937 (Highgate accrued and unpaid interest on debentures)
•	$48,944 (Highgate 20% redemption premium)
•	$100,000 (YA Global promissory note dated May 1, 2006)
•	$15,781 (YA Global accrued and unpaid interest on note)

In February 2008, the Forbearance Agreement was amended and extended to May 15, 2008, including the terms of the contingency warrants. Per the terms of the amendment, YA Global and Highgate shall receive an additional 105 days of interest for a total amount of $28,328.84 additional interest. The additional interest plus a security deposit of $171,671.16 were paid to YA Global and Highgate per the terms of a debt assignment agreement executed with an investor group in February 2008, for a total amount paid to YA Global of $200,000. The security deposit will be applied to the amount due YA Global and Highgate if the remaining balance due of $1,042,421.90 is paid in full by May 15, 2008. Otherwise, the security deposit will be applied to YA Global as liquidated damages.

During the year ended December 31, 2007, the Company sold units containing common stock and warrants for an aggregate total of $75,542 to fifteen individuals. The issuance is exempt from registration under the Securities Act of 1933. The individuals purchased a total of 2,721,071 shares of common stock from the Company at prices ranging from $0.012 to $0.05 per share and seven of the individuals received an aggregate of 1,139,231 warrants with exercise prices ranging from $0.034 to $0.096 per share which are exercisable for a period of two years from issuance, for 1,055,898 warrants, and a period of three years from issuance, for 83,333 warrants.

Additionally, the Company issued unsecured convertible notes during the year ended December 31, 2007 in an aggregate total of $835,000 to fifteen unrelated parties. Additionally, during the year ended December 31, 2007, the Company repaid a total of $243,000 of unsecured notes to nine unrelated parties.

During the year ended December 31, 2007, the Company repaid a total of $3,809 of unsecured convertible notes to one related party.

The Company issued unsecured notes during the year ended December 31, 2007 in an aggregate total of $447,500 to four unrelated parties. Additionally, during the year ended December 31, 2007, the Company repaid a total of $416,250 of unsecured notes to nine unrelated parties. In accordance with the terms of six of the notes the Company is issuing restricted common shares as bonus extension shares on a monthly basis to the two remaining note holders.

The Company issued unsecured notes during the year ended December 31, 2007 in an aggregate total of $22,000 to a related party.

Summary of Funded Debt

As of December 31, 2007 the Company’s open unsecured promissory note balance was $281,250, listed as follows:

o  $100,000 to YA Global (this note by its terms became convertible into shares of common stock as of September 17, 2006 at the lesser of $0.22 per share or 90% of VWAP thirty day average prior to the date of conversion)
o  $18,750 to two unrelated individuals through investment firm placement
o  $102,500 to an unrelated individual
o  $45,000 to an unrelated individual
o  $15,000 to an unrelated consulting firm

As of December 31, 2007 the Company’s open unsecured related party promissory note balances were $651,000, listed as follows:

o $626,000 to our CEO
o $25,000 to our President – current portion

As of December 31, 2007 the Company’s open convertible secured note balances were $672,167, listed as follows:

o $427,447 to YA Global (04/05 amended secured debenture)
o $244,720 to Highgate (05/05 secured debenture)

As of December 31, 2007 the Company’s open convertible note balances were $1,436,579, net of discount on convertible notes of $148,421, listed as follows:

o $125,000 to an unrelated individual (01/05 unsecured debenture) - current portion
o $235,000 to an unrelated company (03/05 unsecured debenture) - current portion
o $15,000 to an unrelated company (06/05 unsecured debenture) – current portion
o $10,000 to an unrelated individual (06/05 unsecured debenture) - current portion
o $140,000 to four unrelated individuals (07/05 unsecured debentures) - current portion
o $100,000 to an unrelated individual (03/06 unsecured debenture) - current portion
o $200,000 to an unrelated individual (06/06 unsecured debenture)
o $150,000 to an unrelated individual (09/06 unsecured debenture)
o $80,000 to six unrelated individuals (02/07 unsecured debentures) - current portion
o $75,000 to an unrelated individual (03/07 unsecured debenture) - current portion
o $20,000 to an unrelated individual (04/07 unsecured debenture) – current portion
o $100,000 to an unrelated individual (05/07 unsecured debenture)
o $15,000 to an unrelated individual (06/07 unsecured debenture)
o $100,000 to an unrelated individual (06/07 unsecured debentures)
o $100,000 to an unrelated individual (07/07 unsecured debenture)
o $120,000 to four unrelated individuals (08/07 unsecured debentures)

As of December 31, 2007 the Company’s open convertible note balances - related parties were $474,191, listed as follows:

o $268,000 to our CEO
o $57,500 to our VP of Technical Services – current portion
o $30,000 to a relative of our CTO & one of our Software Developers
o $50,000 to our President – current portion
o $5,000 to a relative of our CFO
o $63,691 to our Office Manager

Based on present revenues and expenses, we are unable to generate sufficient funds internally to sustain our current operations. We must raise additional capital or other borrowing sources to continue our operations.  It is management’s plan to seek additional funding through the sale of common stock and the issuance of notes and debentures, including notes and debentures convertible into common stock. If we issue additional shares of common stock, the value of shares of existing stockholders is likely to be diluted.

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

Except for the limitations imposed upon us respective to the convertible secured debentures of YA Global and Highgate, there are no material or known trends that will restrict either short term or long-term liquidity.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Going Concern

We are assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses of $3,998,402 for the year ended December 31, 2007, compared to a net operating loss of $3,154,234 for the year ended December 31, 2006. At December 31, 2007, the Company's accumulated deficit was $16,376,450, its working capital deficiency was $5,445,675 and approximately 95% of its assets consist of deferred royalties. Additionally, for the year ended December 31, 2007, we had negative cash flows from operating activities of $597,592. Since our inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business may require additional capital. These conditions raise substantial doubt about our ability to continue as a going concern.

We have issued three-year and two-year secured debentures in 2004 and 2005 that are convertible into shares of our common stock to  YA Global Investments, LP and Highgate House Funds, Ltd., respectively. Under the terms of the secured debentures, we are restricted in our ability to issue additional securities as long as any portion of the principal or interest on the secured debentures remains outstanding.

Currently, the Company is attempting to increase revenues and improve gross margins by implementing a revised sales strategy. In principle, the Company is redirecting its sales focus from direct sales to companies using an internal sales force, to selling through a distribution channel of Value Added Resellers and Original Equipment Manufacturers. The profit margin from this approach is more lucrative than selling direct due to the increase in sales volume of GuardedID® through the channel partners. This strategy, if successful, should increase the Company’s sales and revenues allowing us to mitigate future losses. In addition, management has raised funds through convertible debt instruments and the sale of equity in order to alleviate the working capital deficiency. Through the utilization of the public capital markets, the Company plans to raise the funds necessary to continue to expand and enhance its growth; however, there can be no assurance that we will be able to increase revenues or raise additional capital. The Company is currently in negotiations with other investors to conclude the necessary working capital needs of the Company.

Our management expects cash flows from operating activities to improve over the next twelve months, primarily as a result of certain contracts, although there can be no assurance that such contracts will materialize in revenue sufficient to meet operating expenses and fund future operations.  The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional financing when required, we may have to modify, delay or abandon some or all of our business and expansion plans.

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

Discount on Debt

The Company has allocated the proceeds received from convertible debt instruments between the underlying debt instruments and has recorded the conversion feature as a liability in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and related interpretations. The conversion feature and certain other features that are considered embedded derivative instruments, such as a conversion reset provision, a penalty provision and redemption option, have been recorded at their fair value within the terms of SFAS No. 133 as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown on the Statement of Operations. The Company has also recorded the resulting discount on debt related to the warrants and conversion feature and is amortizing the discount using the effective interest rate method over the life of the debt instruments.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under SFAS No. 133 and related interpretations including Emerging Issues Task Force (“EITF”) Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF Issue No. 00-19”). The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Statement of Operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS No. 133 are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

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

The Company accounts for derivatives in accordance with SFAS No. 133 and the related interpretations. SFAS No. 133, as amended, requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation.

The derivatives (convertible debentures) issued on December 20, 2004 and January 18, 2005 (amended April 27, 2005) and on April 27, 2005 and May 6, 2005 have been accounted for in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and the related interpretations. SFAS No. 133, as amended and the Financial Accounting Standards Board Emerging Issues Task Force Issue “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”).

The Company has identified the YA Global and Highgate debentures have compound embedded derivatives. These compound embedded derivatives have been bifurcated from their respective host debt contracts and accounted for as derivative liabilities in accordance with EITF 00-19. When multiple derivatives exist within the Convertible Notes, they have been bundled together as a single hybrid compound instrument in accordance with SFAS No. 133 Derivatives Implementation Group Implementation Issue No. B-15, Embedded Derivatives: Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument”.

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

The fair value of the derivative liabilities are subject to the changes in the trading value of the Company’s common stock, as well as other factors. As a result, the Company’s financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Company’s stock at the balance sheet date and the amount of shares converted by YA Global and Highgate. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

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

Impairment of Long-lived Assets

Long-lived assets, which include property and equipment, deferred royalties, website development cost and patents are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable or the useful life is shorter than originally estimated.

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

Recent Accounting Pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8889 on February 1, 2008. Commencing with its annual report for the fiscal year ending December 31, 2008, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•	Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	Of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•	Of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” ("SFAS No. 157").  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS

Please see pages F-1 through F-31.

STRIKEFORCE TECHNOLOGIES, INC.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets at December 31, 2007 and 2006	F-3

Statements of Operations for the Years Ended December 31, 2007 and 2006	F-4

Statement of Stockholders’ Deficit for the Year Ended December 31, 2007	F-5 to F-6

Statements of Cash Flows for the Years Ended December 31, 2007 and 2006	F-7

Notes to the Financial Statements	F-8 to F-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
StrikeForce Technologies, Inc.
Edison, New Jersey

We have audited the accompanying balance sheets of StrikeForce Technologies, Inc. (“StrikeForce” or the "Company") as of December 31, 2007 and 2006 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of StrikeForce as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had an accumulated deficit and a working capital deficiency at December 31, 2007 and had a net loss and cash used in operations for the year ended December 31, 2007, respectively. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC
Li & Company, PC

Skillman, New Jersey
March 28, 2008

STRIKEFORCE TECHNOLOGIES, INC.
BALANCE SHEET

ASSETS

	December 31,	December 31,
	2007	2006
Current Assets:
Cash and cash equivalents	$16,307	$7,455
Accounts receivable	32,960	19,076
Current portion of deferred royalties	326,808	303,834
Prepayments and other current assets	6,325	21,593
Total current assets	382,400	351,958

Property and equipment, net	16,963	27,372
Deferred royalties, net of current portion	1,424,563	1,721,728
Website development cost, net	4,688	8,170
Patents	4,329	4,329
Security deposit	8,684	8,684
Total Assets	$1,841,627	$2,122,241

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Convertible secured notes payable, net of discount of $26,585 in 2006	$672,167	$1,263,291
Derivative financial instruments	1,468,264	320,590
Current maturities of convertible notes payable	800,000	33,000
Convertible notes payable - related parties	107,500	478,000
Notes payable	281,250	250,000
Notes payable - related parties	25,000	629,000
Capital leases payable	5,532	39,901
Accounts payable	961,552	713,269
Accrued expenses	1,187,762	686,372
Payroll taxes payable	53,375	53,374
Common stock to be issued	8,155	-
Due to factor	209,192	-
Due to employees	48,326	59,357
Total current liabilities	5,828,075	4,526,154

Convertible notes payable, less current maturities,
net of discount of $148,421 and $72,602, respectively	636,579	887,398
Convertible notes payable - related parties, net of current portion	366,691	-
Notes payable - related parties, net of current portion	626,000	-
Total Liabilities	7,457,345	5,413,552

Commitments and contingencies

Stockholders' Deficit
Preferred stock at $0.10 par value; 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.0001 par value; 100,000,000 shares authorized;
99,999,999 and 28,844,494 shares issued and outstanding
at December 31, 2007 and 2006, respectively	10,000	2,884
Additional paid-in capital	10,750,732	9,083,853
Accumulated deficit	(16,376,450)	(12,378,048)
Total Stockholders' Deficit	(5,615,718)	(3,291,311)
Total Liabilities and Stockholders' Deficit	$1,841,627	$2,122,241

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Revenues	$661,580	$338,445

Cost of sales	83,720	91,468

Gross profit	577,860	246,977

Operating expenses:
Selling, general and administrative expenses	2,772,138	3,507,273
Research and development	375,030	359,900
Total operating expenses	3,147,168	3,867,173

Loss from operations before other (income) expense	(2,569,308)	(3,620,196)

Other (income) expense:
Interest expense	502,360	1,077,725
Financing expense	159,625	36,303
Derivative instruments (income) expense, net	1,267,466	(1,325,231)
Other (income) expense	(500,357)	(254,759)
Total other (income) expense	1,429,094	(465,962)

Net loss	$(3,998,402)	$(3,154,234)

Net loss per common share - basic and diluted	$(0.09)	$(0.14)

Weighted average number of common shares outstanding - basic and diluted	45,850,449	23,182,544

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2005	18,454,250	$1,846	$7,326,491	$(9,223,814)	$(1,895,477)

Sale of shares of common stock including warrants	883,768	88	196,912	-	197,000

Issuance of shares of common stock from conversions of	5,906,547	591	682,487	-	683,078
notes payable and accrued interest

Issuance of shares of common stock for consulting services	1,341,929	134	290,709	-	290,843

Issuance of shares of common stock for financing	2,258,000	225	200,625	-	200,850

Issuance of warrants in connection with convertible notes payable	-	-	121,224	-	121,224

Issuance of warrants in connection with consulting services	-	-	131,536	-	131,536

Repricing of warrants issued in connection with consulting services	-	-	186,800	-	186,800

Revaluation of stock options granted for future royalties	-	-	(218,186)	-	(218,186)

Employee stock option compensation	-	-	165,255	-	165,255

Net loss	-	-	-	(3,154,234)	(3,154,234)

Balance at December 31, 2006	28,844,494	$2,884	$9,083,853	$(12,378,048)	$(3,291,311)

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2006	28,844,494	$2,884	$9,083,853	$(12,378,048)	$(3,291,311)

Sale of shares of common stock including warrants	2,721,071	272	75,269	-	75,541

Issuance of shares of common stock for conversions of	54,365,697	5,438	755,876	-	761,314
notes payable and accrued interest

Issuance of shares of common stock for consulting services	6,774,238	677	86,825	-	87,502

Issuance of shares of common stock for financing	7,294,499	729	159,525	-	160,254

Issuance of warrants in connection with convertible notes payable	-	-	153,192	-	153,192

Issuance of warrants in connection with consulting services	-	-	9,817	-	9,817

Employee stock option compensation	-	-	426,375	-	426,375

Net loss	-	-	-	(3,998,402)	(3,998,402)

Balance at December 31, 2007	99,999,999	$10,000	$10,750,732	$(16,376,450)	$(5,615,718)

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(3,998,402)	$(3,154,234)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	19,012	22,602
Amortization of deferred financing costs	-	216,609
Amortization of discount on convertible notes	198,819	641,093
Amortization of deferred royalties	274,191	319,057
Mark to market on derivative financial instruments	1,267,466	(1,325,231)
Employee stock option compensation	426,375	165,255
Issuance of common stock, options and warrants for consulting services	97,319	609,179
Issuance of common stock and warrants for financing expense	160,254	-
Changes in assets and liabilities affecting operations:
Accounts receivable	(13,884)	(17,193)
Prepaid expenses	15,268	3,855
Accounts payable	248,283	507,615
Accrued expenses	501,390	556,586
Payroll taxes payable	1	(4,800)
Common stock to be issued	8,155	-
Due to factor	209,192	-
Due to employees	(11,031)	27,237
Net cash used in operating activities	(597,592)	(1,432,370)

Cash flows from investing activities:
Investment in website	(1,135)	(7,770)
Purchases of property and equipment	(3,986)	(5,275)
Net cash used in investing activities	(5,121)	(13,045)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	75,541	197,000
Proceeds from convertible notes payable	763,952	450,000
Proceeds from convertible notes payable - related parties	-	113,000
Proceeds from notes payable	447,500	250,000
Proceeds from notes payable - related parties	22,000	447,000
Payments of convertible notes payable - related parties	(3,809)	(62,500)
Payments of notes payable	(416,250)	-
Payments of convertible notes payable	(243,000)	-
Payments of notes payable - related parties	-	(7,000)
Principal payments on capital leases	(34,369)	(11,724)
Net cash provided by financing activities	611,565	1,375,776

Net increase (decrease) in cash	8,852	(69,639)

Cash and cash equivalents at beginning of period	7,455	77,094

Cash and cash equivalents at end of period	$16,307	$7,455

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$502,360	$31,054
Income taxes	$2,448	$-

Non-cash investing and financing activities:
Conversion of secured convertible notes payable into common stock	$761,314	$-
Conversion of convertible notes payable into common stock	-	$335,166
Issuance of promissory note for consulting services	$15,000	$-
Issuance of warrants for convertible notes	$153,192	$121,222
Revaluation of stock options issued for deferred royalties	$-	$218,186
Issuance of common stock in connection with notes payable	$-	$166,100

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 1 -	NATURE OF OPERATIONS

StrikeForce Technical Services Corporation was incorporated in August 2001 under the laws of the State of New Jersey. On September 3, 2004, the stockholders approved an amendment to the Certificate of Incorporation to change the name to StrikeForce Technologies, Inc. (“StrikeForce” or  the “Company”).  Prior to December 2002, the Company was a reseller of computer hardware, software products, and telecommunications equipment and services. In December 2002, the Company began to acquire the rights to intangible technology, which upon the consummation changed the direction of the Company’s business.  The Company is a software development and services company.  The Company owns the exclusive right to license and develop various identification protection software products that were developed to protect computer networks from unauthorized access and to protect network owners and users from identity theft.  The Company has developed a suite of products based upon the licenses and the Company is seeking to commercially exploit the products in the areas of financial, services, eCommerce, corporate, government and consumer sectors.  The technology developed by the Company and used in the Company’s ProtectID™ and GuardedID® products is the subject of two pending patent applications. The Company’s firewall product is no longer being developed and the provisional patent application was allowed to expire. A fourth patent application relating to the Company’s ProtectID™ product was combined into the first ProtectID™ pending patent application and the fourth application was allowed to lapse.  The Company’s operations are based in Edison, New Jersey.

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

Outstanding account balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company charged off $485,274 as bad debt expense for the year ended December 31, 2007. There were no allowances for doubtful accounts at December 31, 2007 or 2006.

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

Leases

Lease agreements are evaluated to determine whether they are capital leases or operating leases in accordance with Statement of Financial Accounting Standards No. 13 “Accounting for Leases”, as amended (“SFAS No. 13”). When substantially all of the risks and benefits of property ownership have been transferred to the Company, as determined by the test criteria in SFAS No. 13, the lease then qualifies as a capital lease.

Capital lease assets are depreciated on an accelerated method, over the capital lease assets estimated useful lives consistent with the Company’s normal depreciation policy for tangible fixed assets, but generally not exceeding the lease term. Interest charges are expensed over the period of the lease in relation to the carrying value of the capital lease obligation.

Rent expense for operating leases, which may include free rent or fixed escalation amounts in addition to minimum lease payments, is recognized on a straight-line basis over the duration of each lease term.

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

Patents

All costs incurred to the point when a patent application is to be filed are expensed as incurred as research and development cost. Patent application costs, generally legal costs, thereafter incurred are capitalized. Patents are amortized over the expected useful lives of the patents, which is generally 17 to 20 years for domestic patents and 5 to 20 years for foreign patents, once the patents are granted or are expensed if the patent application is rejected. The costs of defending and maintaining patents are expensed as incurred. As of December 31, 2007, the Company capitalized $4,329 in patent application costs as incurred with no amortization due to the fact that the patent applications are still pending.

Impairment of long-lived assets

Long-lived assets, which include property and equipment, deferred royalties, website development cost and patents are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable or the useful life is shorter than originally estimated.

The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives.  The Company determined that there was no impairment based on management’s evaluation at December 31, 2007 or 2006.

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash, trade accounts receivable, prepayments, notes payable, capital leases payable, accounts payable, accrued expenses, payroll taxes payable, due to factor and due to employees, approximate their fair values because of the short maturity of these instruments and market rates of interest.

      Discount on debt

The Company has allocated the proceeds received from convertible debt instruments between the underlying debt instruments and has recorded the conversion feature as a liability in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and related interpretations. The conversion feature and certain other features that are considered embedded derivative instruments, such as a conversion reset provision, a penalty provision and redemption option, have been recorded at their fair value within the terms of SFAS No. 133 as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown on the Statement of Operations. The Company has also recorded the resulting discount on debt related to the warrants and conversion feature and is amortizing the discount using the effective interest rate method over the life of the debt instruments.

     Derivatives

The Company accounts for derivatives in accordance with SFAS No. 133 and the related interpretations. SFAS No. 133, as amended, requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation. At December 31, 2007, the Company had not entered into any transactions which were considered hedges under SFAS No. 133.

Financial instruments

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under SFAS No. 133 and related interpretations including Emerging Issues Task Force (“EITF”) Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF Issue No. 00-19”). The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Statement of Operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

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

Hardware – Revenue from hardware sales is recognized when the product is shipped to the customer and there are either no unfulfilled Company obligations or any obligations that will not affect the customer's final acceptance of the arrangement.  Any cost of these obligations is accrued when the corresponding revenue is recognized.  For the years ended December 31, 2007 and 2006, total hardware revenues for products shipped or delivered were $8,333 and $78,970, representing 1.3% and 23.3% of total revenues, respectively.  There were no revenues from fixed price long-term contracts.

Software – Revenue from delivered elements of one-time charge licensed software is recognized at the inception of the license term, provided the Company has vendor-specific objective evidence of the fair value of each delivered element.  Revenue is deferred for undelivered elements. The Company recognizes revenue from the sale of software licenses, when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured.  Delivery generally occurs when the product is delivered to a common carrier.  The Company assesses collection based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer.  The Company does not request collateral from customers.  If the Company determines that collection of a fee is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. Revenue from monthly software licenses is recognized on a subscription basis.  For the years ended December 31, 2007 and 2006, total software revenues for software shipped or delivered were $535,308 and $17,625 representing 80.9% and 5.2% of total revenues, respectively.

Services – Revenue from time and service contracts is recognized as the services are provided.  The Company offers an Application Service Provider hosted service whereby customer usage transactions are invoiced monthly on a cost per transaction basis.  The service is sold via the execution of a Service Agreement between the Company and the customer.  Initial set-up fees are recognized upon completion of service. For the years ended December 31, 2007 and 2006, total revenues for services provided were $117,939 and $241,850 representing 17.8% and 71.5% of total revenues, respectively.

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

Stock based compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”) using the modified prospective method. Under this method, compensation cost in the first quarter of 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the revised provisions of SFAS No. 123R.  The fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2007	2006
Risk-free interest rate	4.0% - 5.2%	3.1% - 5.2%
Dividend yield	0.00%	0.00%
Expected volatility	200% - 400%	6% - 169%
Expected option life	5 - 10 years	5 - 10 years

The expected life of the options has been determined using the simplified method as prescribed in SEC Staff Accounting Bulletin No. 107 (“SAB No. 107”). Results of prior periods do not reflect any restated amounts and the Company had no cumulative effect adjustment upon adoption of SFAS No. 123R under the modified prospective method. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises.

The adoption of SFAS No. 123R increased the Company’s reported operating loss and net loss by $426,375 and $165,255 for the years ended December 31, 2007 and 2006, respectively. The expense is classified as selling, general and administrative expense on the statement of operations.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs shown in the table above for 2007 and 2006 are as follows:

·	The expected volatility is based on a combination of the historical volatility of the Company’s and comparable companies’ stock over the contractual life of the options.

·
The Company uses historical data to estimate employee termination behavior. The expected life of options granted is derived from SAB 107 and represents the period of time the options are expected to be outstanding.

·	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.

·	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

Software development costs

Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”) requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers.  Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life.  To date, all costs have been accounted for as research and development costs and no software development cost has been capitalized.  Total research and development costs for the years ended December 31, 2007 and 2006 were $375,030 and $359,900, respectively.

Income taxes

The Company follows Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic loss per share is computed by taking net loss divided by the weighted average number of common shares outstanding for the period.  Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt, which excludes 25,390,884 shares of stock options, 11,465,772 shares of common stock issuable under warrants and 28,153,683 shares of common stock issuable under the conversion feature of the convertible notes payable for the year ended December 31, 2007, and 6,344,553 shares of stock options, 3,487,612 shares of common stock issuable under warrants and 1,091,450 shares of common stock issuable under the conversion feature of the convertible notes payable for the year ended December 31, 2006, respectively. These potential shares of common stock were not included as they were anti-dilutive.

Recently issued accounting pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8889 on February 1, 2008. Commencing with its annual report for the fiscal year ending December 31, 2008, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•	Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	Of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•	Of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” ("SFAS No. 157").  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 -	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $16,376,450 and a working capital deficiency of $5,445,675 at December 31, 2007 and had a net loss and cash used in operations of $3,998,402 and $597,592 for the year ended December 31, 2007, respectively.

Currently, the Company is attempting to increase revenues and improve gross margins by implementing a revised sales strategy. In principle, the Company is redirecting its sales focus from direct sales to companies using an internal sales force, to selling through a distribution channel of Value Added Resellers and Original Equipment Manufacturers. The profit margin from this approach is more lucrative than selling direct due to the increase in sales volume of GuardedID® through a distribution channel strategy. This strategy, if successful, should increase the Company’s sales and revenues allowing the Company  to mitigate future losses. In addition, management has raised funds through convertible debt instruments and the sale of equity in order to help alleviate the working capital deficiency. Through the utilization of the public capital markets, the Company plans to raise the funds necessary to continue to expand and enhance its growth; however, there can be no assurance that they will be able to increase revenues or raise additional capital. The Company is currently in negotiations with investors to conclude the necessary working capital needs of the Company.

Management expects cash flows from operating activities to improve by the middle of 2008, primarily as a result of certain contracts, although there can be no assurance that such contracts will materialize in revenue sufficient to meet operating expenses and fund future operations.  The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If it fails to generate positive cash flows or obtain additional financing when required, it may have to modify, delay or abandon some or all of its business and expansion plans.

NOTE 4 -	PREPAYMENTS AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at December 31, 2007 and 2006:

	December 31
	2007	2006
Prepaid expenses	$-0	$18,533
Prepaid insurance	6,325	760
Other receivables	-	2,300
Total	$6,325	$21,593

NOTE 5 -	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2007 and 2006:

	December 31
	2007	2006
Computer equipment	$65,460	$61,474
Computer software	11,812	11,812
Furniture and fixtures	10,157	10,157
Office equipment	15,906	15,906
Total	103,335	99,349
Less: accumulated depreciation and amortization	(86,372)	(71,977)
	$16,963	$27,372

Depreciation and amortization expense for the years ended December 31, 2007 and 2006 amounted to $14,395 and $17,955, respectively.

NOTE 6 -	DEFERRED ROYALTIES

On December 2, 2004, the Company issued NetLabs, as advance royalties, options to purchase 7,600,000 shares of the Company’s common stock at a price of $0.36 per share to vest as follows: 2,530,000 shares at issuance, 2,530,000 shares at September 11, 2005 and 2,540,000 shares at September 11, 2006 for the exclusive rights to the intellectual property related to the patents pending for its “Out-of-Band” technology and firewall solutions, while clarifying that NetLabs still retains ownership.

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

As of December 31, 2007 the options to purchase 2,530,000 shares that vested at issuance are valued (as fixed) at $1,066,395, the options to purchase 2,530,000 shares that vested at September 11, 2005 are valued (as fixed) at $1,529,132, and the options to purchase the final 2,540,000 shares (which vested on September 11, 2006) are valued (as fixed) at $264,160. The deferred royalties are being amortized over the term of the original NetLabs Agreement of ten (10) years which will terminate on August 31, 2013.  At December 31, 2007, the total value of the deferred royalties, net of accumulated amortization of $1,108,316, is $1,751,371.  For the years ended December 31, 2007 and 2006, $274,191 and $319,057 of royalties were expensed, respectively.

The following table summarizes the annual amounts of deferred royalties that are amortized to general and administrative expenses over the next five (5) years and thereafter:

2008	$326,808
2009	303,834
2010	303,834
2011	303,834
2012	303,834
2013 and beyond	209,227
Total deferred royalties	1,751,371
Less current portion	(326,808)
Deferred royalties, net of current portion	$1,424,563

NOTE 7 -	WEBSITE DEVELOPMENT COST

Website development cost, less accumulated amortization, consisted of the following at December 31, 2007 and 2006:

	December 31
	2007	2006
Website development cost	$22,331	$21,196
Less: accumulated amortization	(17,643)	(13,026)
	$4,688	$8,170

Amortization expense for the years ended December 31, 2007 and 2006 amounted to $4,617 and $4,647, respectively.

NOTE 8 -	CONVERTIBLE NOTES PAYABLE

Convertible notes payable at December 31, 2007 and 2006 consisted of the following:

	December 31
	2007	2006
(1) Convertible note bearing interest at 8% per, with a conversion price of $0.90 per share, extended three times through March 31, 2008. The Company issued 45,000 warrants with an exercise price of $0.20 per share and expiring January 26, 2009, relating to the first extension, and 100,000 restricted shares of the Company’s common stock at $0.05 per share, relating to the second extension. No consideration was given for the third extension. The fair value of the warrants was $4,878. For the years ended December 31, 2007 and 2006, the Company recorded $488 and $4,390, respectively, in financing expenses related to the issuance of the warrants.
	$125,000	$125,000

(2) Convertible note bearing interest at 8% per annum maturing on March 28, 2008, with a conversion price of $0.90 per share.	235,000	235,000

(3) Convertible non-interest bearing note with a public relations firm for services rendered, having a conversion price of $0.90 per share and maturing on June 30, 2006. In January 2007, the Company agreed to make periodic payments in order to repay the note in full by June 30, 2008.	15,000	33,000

(4) Convertible note bearing interest at 8% per annum maturing on June 20, 2008, with a conversion price of $0.90 per share.	10,000	10,000

(5) Convertible note bearing interest at 8% per annum maturing on July 7, 2008, with a conversion price of $0.90 per share.	15,000	15,000

(6) Convertible note bearing interest at 8% per annum maturing on July 11, 2008, with a conversion price of $0.90 per share.	15,000	15,000

(7) Convertible note bearing interest at 8% per annum maturing on July 27, 2008, with a conversion price of $0.90 per share.	10,000	10,000

(8) Convertible note bearing interest at 8% per annum maturing on July 27, 2008, with a conversion price of $0.90 per share.	100,000	100,000

(9) Convertible note bearing interest at 8% per annum maturing on March 15, 2008, with a conversion price of $0.90 per share. The Company issued 66,667 warrants with an exercise price of $0.55 per share and expiring March 15, 2008. The fair value of the warrants was $12,300. For the years ended December 31, 2007 and 2006, the Company recorded $6,160 and $5,125, respectively, in financing expense related to the issuance of these warrants. As of March 27, 2008, the Company and the note holder are in discussions regarding the term of the note.	100,000	100,000

(10) Convertible note bearing interest at 9% per annum maturing on June 9, 2009, with a conversion price of $0.14 per share. The Company issued 400,000 warrants with an exercise price of $0.25 per share and expiring June 9, 2011. The fair value of the warrants was $36,960. For the years ended December 31, 2007 and 2006, the Company recorded $12,320 and $7,187, respectively, in financing expense related to the issuance of these warrants.	200,000	200,000

(11) Convertible note bearing interest at 9% per annum maturing on September 29, 2009, with a conversion price of $0.08 per share. The Company issued 562,500 warrants with an exercise price of $0.16 per share and expiring September 23, 2011. The fair value of the warrants was $39,600. For the years ended December 31, 2007 and 2006, the Company recorded $13,200 and $4,400, respectively, in financing expense related to the issuance of these warrants.	150,000	150,000

(12) Six units, sold in February 2007, (see Note 20), to six individuals; each unit consists of an 18% convertible note of $16,667 for a total of $100,000, maturing August 31, 2007, with a conversion price of $0.05 per share and 66,667 bonus shares of the Company’s common stock, per individual,  valued at $0.03988, for a total of 400,000 shares of common stock. Six months of prorated interest of $8,729, was due at closing and paid to the note holders. The Company paid a placement agent fee of $10,000 and issued 80,000 shares of the Company’s common stock, at $0.03988, in March 2007. The Company also paid an escrow agent fee of $500 and a legal fee of $1,000. For the year ended December 31, 2007 the Company expensed $19,142 of financing expenses related to the issuance of the shares. In November 2007 the notes were extended to April 30, 2008.  Per the terms of the extensions, the Company repaid 20% of the note balances in November 2007. Of the remaining balances, 20% were due by January 31, 2008 and 60% plus accrued interest is due by April 30, 2008. The January 31, 2008 payments have been extended by the Company. In conjunction with the November extensions, the note holders shall receive an aggregate total of 200,000 shares of the Company’s common stock per month (“extension shares”) with a value based on the closing market price of the stock on the 18th of each month. In November 2007, the Company issued 600,000 extension shares at $0.007 per share to the note holders for the months of September through November and 120,000 shares of common stock at $0.007 per share to the placement agent in relation to the extensions. In December 2007, the Company recorded 200,000 shares of common stock at $0.011 per share to the note holders and 40,000 shares of common stock to the placement agent as the December extension shares. All of the above issued Company shares have Rule 144 piggyback registration rights. For the year ended December 31, 2007, the Company expensed $20,489 of financing expenses related to the issuance of the shares for the note extensions.
	80,000	-

(13) Convertible note executed in March 2007 bearing interest at 18% per annum maturing on January 31, 2008, with a conversion price of $0.025 per share, which has been extended three times through January 31, 2008. The Company also issued 150,000 restricted shares of common stock, valued at $0.039 per share. The Company issued 150,000 shares of restricted common stock and the note holder converted interest of $3,513.70 into 159,714 shares of common stock both at $0.022 per share relating to the first extension. The Company issued 150,000 shares of restricted common stock and the note holder converted interest of $3,402.74 into 162,035 shares of common stock both at $0.021 per share relating to the second extension. The Company recorded 50,000 shares of restricted common stock and recorded the note holder’s converted interest of $3,402.74 into 154,670 shares of common stock both at $0.022 per share relating to the third extension. All of the Company’s shares of common stock issued in connection with the convertible notes and the extensions have Rule 144 piggyback registration rights. For the years ended December 31, 2007, the Company expensed $13,400 in financing expenses related to the issuance of the shares for the note and extensions. In February 2008, the Company assigned the note to the Company’s investor group (see Note 22) and the note holder has agreed to an amount of $15,000 as full settlement of the note. The settlement amount was paid to the note holder by the investor group in February 2008.
	75,000	-

(14) One unit, sold in April 2007, (see Note 20), consisting of an 18% convertible note payable of $25,000, maturing October 24, 2007, with a conversion price of $0.05 per share and 120,000 bonus shares of the Company’s common stock, at $0.019 per share, . Six months of prorated interest of $2,250, due at closing was paid to the note holder. The Company paid a placement agent fee of $3,209 and issued 24,000 shares of the Company’s common stock, at $0.019, in May 2007 and an escrow agent fee of $660. For the year ended December 31, 2007 the Company expensed $2,736 of financing expenses related to the issuance of the shares. In November 2007 the note was extended to April 30, 2008. Per the terms of the extension, the Company repaid 20% of the note balance in November 2007. Of the remaining note balance, 20% was due by January 31, 2008 and 60% plus accrued interest is due by April 30, 2008. The January 31, 2008 payment has been extended by the Company. In conjunction with the November extension, the note holder shall receive 50,000 restricted shares of the Company’s common stock per month (“extension shares”) with a value based on the closing market price of the stock on the 18th of each month. In November 2007, the Company issued 50,000 shares of common stock at $0.007 per share to the note holder and 10,000 shares of common stock at $0.007 per share to the placement agent for the November 2007 extension. In December 2007, the Company recorded 50,000 shares of common stock at $0.011 per share to the note holder and 10,000 shares of common stock to the placement agent as the December extension shares.  All of the above issued shares have Rule 144 piggyback registration rights. For the year ended December 31, 2007 the Company expensed $660 of financing expenses related to the issuance of the shares for the extension.
	20,000	-

(15) Convertible note executed in May 2007 bearing interest at 9% per annum maturing on May 1, 2009, with a conversion price of $0.035 per share. The Company issued 571,429 warrants with an exercise price of $0.07 per share and an expiration date of May 1, 2009. The fair value of the warrants issued was $10,114. For the year ended December 31, 2007 the Company recorded $3,371 in financing expense related to the issuance of these warrants.	100,000	-

(16) Convertible note executed in June 2007 bearing interest at 9% per annum maturing on June 21, 2009, with a conversion price of $0.015 per share. The Company issued 1,200,000 warrants with an exercise price of $0.03 per share and an expiration date of June 21, 2009. The fair value of the warrants issued was $17,880. For the year ended December 31, 2007 the Company recorded $5,215 in financing expense related to the issuance of these warrants.	15,000	-

(17) Convertible notes executed in June 2007 bearing interest at 8% per annum maturing on June 29, 2009, with a conversion price of $0.02 per share. The Company issued 1,000,000 warrants with an exercise price of $0.04 per share and an expiration date of June 29, 2009. The fair value of the warrants was $21,800. For the year ended December 31, 2007 the Company recorded $6,358 in financing expense related to the issuance of these warrants.	100,000	-

(18) Convertible note executed in July 2007 bearing interest at 8% per annum maturing on July 2, 2009, with a conversion price of $0.02 per share. The Company issued 1,000,000 warrants with an exercise price of $0.04 per share and an expiration date of July 2, 2009. The fair value of the warrants issued was $29,800. For the year ended December 31, 2007 the Company recorded $7,450 in financing expense related to the issuance of these warrants.	100,000	-

(19) Convertible notes executed in August 2007 bearing interest at 9% per annum maturing on August 9, 2009, with a conversion price of $0.025 per share. The Company issued 960,000 warrants with an exercise price of $0.04 per share and an expiration date of August 9, 2010. The fair value of the warrants was $23,040. For the year ended December 31, 2007 the Company recorded $3,199 in financing expense related to the issuance of these warrants.	120,000	-

	1,585,000	993,000

Less current maturities	(800,000)	(33,000)

	$785,000	$960,000

The Black-Scholes Option Pricing Model was used to calculate the fair value of all the above mentioned warrants.

Interest expense for the convertible notes payable for the year ended December 31, 2007 and 2006 was $132,929 and $60,814, respectively.

NOTE 9 -           CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

Convertible notes payable – related parties at December 31, 2007 and 2006 consisted of the following:

	December 31
	2007	2006
(1) Convertible note executed in November 2003 with the VP of Technology bearing interest at the prime rate plus 2% per annum with an extended maturity date of September 30, 2008, and a conversion price of $1.00 per share. The Company issued 5,000 warrants with an exercise price of $1.00 per share expiring November 10, 2013. The fair value of the warrants issued was $2,038. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	$50,000	$50,000

(2) Convertible note executed in January 2004 with the VP of Technology bearing interest at the prime rate plus 4% per annum with an extended maturity date of September 30, 2008, and a conversion price of $1.00 per share. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	7,500	7,500

(3) Convertible notes executed in February, June, September 2004 and August 2005 with the CEO bearing interest at an amended rate of 8% per annum with an extended maturity date of February 28, 2009, and a conversion price of $1.00 per share. The Company issued 18,000 warrants with an exercise price of $1.00 per share and expiration dates of February 4, 2014, September 7, 2014 and August 16, 2015. The fair value of the warrants issued was $3,387. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	230,000	230,000

(4) Convertible notes executed in August, and September 2005 with a Software Developer bearing interest at 8% per annum with an extended maturity date of February 28, 2009, and a conversion price of $1.00 per share. The Company issued 1,500 warrants with an exercise price of $1.00 per share and an expiration dates of August 26, 2015 and September 29, 2015. The fair value of the warrants issued was $372. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	15,000	15,000

(5) Convertible note executed in August 2005 with the President bearing interest at 8% per annum with an extended maturity date of December 31, 2007, and a conversion price of $1.00 per share. The Company issued 5,000 warrants with an exercise price of $1.00 per share and an expiration date of August 26, 2015. The fair value of the warrants issued was $1,230. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The note was repaid in full in February 2008.	50,000	50,000

(6) Convertible note executed in September 2005 with a relative of the Chief Financial Officer bearing interest at 8% per annum with an extended maturity date of February 29, 2009, and a conversion price of $1.00 per share. The Company issued 500 warrants with an exercise price of $1.00 per share and an expiration date of December 7, 2015. The fair value of the warrants issued was $127. For the years ended December 31, 2007 and 2006, the Company recorded $0 and $96, respectively, in financing expense related to the issuance of these warrants. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.
	5,000	5,000

(7) Convertible note executed in December 2005 with a Software Developer bearing interest at  8% per annum with an extended maturity date of February 28, 2009, and a conversion price of $1.00 per share. The Company issued 1,000 warrants with an exercise price of $1.00 per share and an expiration date of December 6, 2015. The fair value of the warrants issued was $427. For the years ended December 31, 2007 and 2006, the Company recorded $0 and $320, respectively, in financing expense related to the issuance of these warrants. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.
	10,000	10,000

(8) Convertible notes executed in December 2005 and January 2006 with the Office Manager bearing interest at 8% per annum with an extended maturity date of February 28, 2009, and a conversion price of $1.00 per share. The Company issued 8,000 warrants with an exercise price of $1.00 per share and expiration dates of December 28, 2015 and January 9, 2016. The fair value of the warrants issued was $3,145.  For the years ended December 31, 2007 and 2006, the Company recorded $0 and $3,145, respectively, in financing expense related to the issuance of these warrants. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.
	63,691	67,500

(9) Convertible notes executed in January and February 2006 with the CEO bearing interest at an amended rate of 8% per annum with an extended maturity date of February 28, 2009, and a conversion price of $1.00 per share. The Company issued 3,800 warrants with an exercise price of $1.00 per share and expiration dates of January 18, 2016 and February 28, 2016. The fair value of the warrants issued was $415.  For the years ended December 31, 2007 and 2006, the Company recorded $0 and $415, respectively, in financing expense related to the issuance of these warrants. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.
	38,000	38,000

(10) Convertible note executed in March 2006 with a Software Developer bearing interest at 8% per annum with an extended maturity date of February 28, 2009, and a conversion price of $0.75 per share. The Company issued 500 warrants with an exercise price of $1.00 per share and an expiration date of March 6, 2016. The fair value of the warrants issued was $45. For the years ended December 31, 2007 and 2006, the Company recorded $0 and $45, respectively, in financing expense related to the issuance of these warrants. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.
	5,000	5,000

	474,191	478,000
Less current maturities	(107,500)	(478,000)

	$366,691	$-

The Black-Scholes Option Pricing Model was used to calculate the fair value of all the above mentioned warrants.

At December 31, 2007 and 2006, accrued interest due for the convertible notes – related parties was $86,021 and $44,942, respectively, and is included in accrued expenses in the accompanying balance sheet. Interest expense for convertible notes payable – related parties for the year ended December 31, 2007 and 2006 was $40,273 and $44,182, respectively.

NOTE 10 -	NOTES PAYABLE

Notes payable at December 31, 2007 and 2006 consisted of the following:

	December 31
	2007	2006

(1) One unit consisting of a $100,000 promissory note and 200,000 shares of the Company’s common stock, at $0.14, sold in May 2006. The note bears interest at 9% per annum and matured on August 28, 2006. Because the note was not fully repaid within a twenty (20) day grace period after the maturity date, the remaining outstanding principal and accrued and unpaid interest was convertible into shares of common stock of the Company at the sole option of the holder, at a conversion price equal to the lesser of (a) $0.22 or (b) ninety percent (90%) of the lowest Volume Weighted Average Price, as defined, of the common stock during the thirty (30) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP. The Company paid a placement agent fee of $7,000 relating to the promissory note. For the years ended December 31, 2007 and 2006, the Company expensed $0 and $28,000, respectively, of financing expenses related to the issuance of the shares. In January 2008, the Company executed a Forbearance Agreement with YA Global, the note holder, whereby YA Global has agreed to forbear from exercising its rights under the secured convertible debentures through February 27, 2008. The terms of the Forbearance Agreement also include a reduction in the YA Global Fixed Conversion Price to $0.0065. In February 2008, the Forbearance Agreement was further extended to May 15, 2008.
	$100,000	$100,000

(2) Six units sold in July 2006 to six individuals, each unit consisting of a 12% promissory note of $25,000, maturing January 10, 2007 and 250,000 bonus shares of the Company’s common stock, at $0.085, for a total of $150,000 and 1,500,000 shares of common stock,. Six months interest of $9,000, due at closing was paid to the note holders. The Company paid a placement agent fee of $15,000 and issued 150,000 shares of the Company’s common stock, at $0.085, in August 2006, paid an escrow agent fee of $3,000, a due diligence fee of $7,500 and issued 50,000 shares of the Company’s common stock, at $0.085, to the placement agent in July 2006. For the years ended December 31, 2007 and 2006, the Company expensed $0 and $144,500, respectively, of financing expenses related to the issuance of the shares. In January 2007, the Company extended the maturity date of five of the promissory notes, totaling $100,000, to March 10, 2007 and increased the interest rate of the promissory notes to 20% per annum. The remaining promissory note in the amount of $50,000 was paid in full in February 2007. In March, May, July and August 2007, the Company paid $81,250 against the five remaining notes. For the months of February through November 2007, the Company issued 462,500 extension shares of the Company’s common stock to the note holders who had open balances in each of those months and 46,250 extension shares to the placement agent, with the shares ranging from $0.010 to $0.0435,. For the month of December 2007, the Company recorded 18,750 extension shares of the Company’s common stock to the two remaining note holders who had open balances and 1,875 extension shares to the placement agent, at $0.011 per share. For the months of May through July 2007, the Company issued a total of 450,000 penalty shares of the Company’s common stock, ranging from $0.022 to $0.03, to all of the note holders per the terms of the notes and 30,000 penalty shares, ranging from $0.022 to $0.03, to the placement agent. All of the above issued shares have Rule 144 piggyback registration rights. For the years ended December 31, 2007 and 2006, the Company expensed $21,273 and $0, respectively, of financing expenses related to the issuance of the shares for the note extensions and penalties.
	18,750	150,000

(3)  Promissory note executed in June 2007, bearing interest at 9% per annum, maturing on December 14, 2007.  The Company issued 100,000 warrants with an exercise price of $0.05 per share with an expiration date of June 14, 2012. The fair value of the warrants issued was $1,800.  For the years ended December 31, 2007 and 2006, the Company recorded $1,800 and $0, respectively, in financing expense related to the issuance of these warrants. In December 2007, the Company repaid $5,000 of the principal to the note holder and the note was extended to January 31, 2008. As of March 27, 2008, the Company is pursuing a settlement agreement with the note holder.
	45,000	-

(4) Promissory note executed in November 2007, bearing interest at 8% per annum, maturing on May 21, 2008 with a financial consultant for services to be rendered per the terms of an agreement executed in November 2007.	15,000	-

(5) Promissory note executed in December 2007, bearing interest at 12% per annum, maturing on September 6, 2008. The Company issued 550,000 restricted shares of common stock, at $0.01 per share. For the years ended December 31, 2007 and 2006, the Company expensed $3,850 and $0, respectively, of financing expenses related to the issuance of the shares. The note was repaid in full in March 2008.	52,500	-

(11) Promissory note executed in December 2007, bearing interest at 8% per annum, maturing on December 31, 2008. The Company released the 2,000,000 pledge shares that were being held in escrow relating to two other notes executed with the same individual (see Note 10 above). The note was repaid in full in March 2008.	50,000	-

	281,250	250,000
Less current maturities	(281,250)	(250,000)

	$-	$-

The Black-Scholes Option Pricing Model was used to calculate the fair value of all the above mentioned warrants.

Interest expense for notes payable for the years ended December 31, 2007 and 2006 was $34,347 and $14,129, respectively.

NOTE 11 -	NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties at December 31, 2007 and 2006 consisted of the following:

	December 31
	2007	2006
(1) Promissory notes executed in March 2004 with the CEO bearing interest at an amended rate of 8% per annum with an extended maturity date of February 28, 2009.	$105,000	$105,000

(2) Promissory note executed in November 2004 with the CEO bearing interest at an amended rate of 8% per annum with an extended maturity date of February 28, 2009.	84,000	84,000

(3) Promissory notes executed in January 2006 with the President, non-interest bearing, with an extended maturity date of December 31, 2007. The note was repaid in full in February 2008.	10,000	10,000

(4) Promissory notes executed in February and April 2006 with the CEO bearing interest at 8% per annum with an extended maturity date of February 28, 2009.	315,000	315,000

(5) Promissory notes executed in February and March 2006 with the President bearing interest at 8% per annum with an extended maturity date of December 31, 2007. The notes were repaid in full in February 2008.	15,000	15,000

(6) Promissory note executed in May 2006 with the CEO bearing interest at 8% per annum with an extended maturity date of February 28, 2009. The Company issued 200,000 warrants with an exercise price of $0.13 per share and an expiration date of May 25, 2011. The fair value of the warrants issued was $24,300. For the years ended December 31, 2007 and 2006, the Company recorded $0 and $24,300, respectively, in financing expense related to the issuance of these warrants.	100,000	100,000

(7) Promissory note executed in February 2007 with the CEO bearing interest at 8% per annum with an extended maturity date of February 28, 2009. The Company issued 88,000 warrants with an exercise price of $0.05 per share and an expiration date of February 21, 2012. The fair value of the warrants issued was $3,758. For the years ended December 31, 2007 and 2006, the Company recorded $3,758 and $0, respectively, in financing expense related to the issuance of these warrants.	22,000	-

	651,000	629,000
Less current maturities	(25,000)	(629,000)

	$626,000	$-

The Black-Scholes Option Pricing Model was used to calculate the fair value of all the above mentioned warrants.

Interest expense for notes payable - related parties for the year ended December 31, 2007 and 2006 was $52,280 and $43,774, respectively.

NOTE 12 -	CAPITAL LEASE PAYABLE

The aggregate minimum remaining lease payments under capital leases consisted of the following at December 31, 2007:

December 31,
2007
Due period ending December 31, 2007	$5,532
Less: amount representing interest	-
Net present value of capital lease obligations	5,532
Current portion of capital lease payable	(5,532)
Capital lease payable, net of current portion	$-

The capital leases listed above relate to property and equipment with a book value of $11,830.

NOTE 13 -	ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2007 and 2006:

	December 31
	2007	2006
Interest	$579,534	$302,201
Commitment fees	32,697	32,697
Professional fees	153,146	153,146
Other	422,385	198,328
Total Accrued Expenses	$1,187,762	$686,372

NOTE 14 -	CONVERTIBLE SECURED NOTES PAYABLE

Convertible secured notes payable consisted of the following at December 31, 2007 and 2006:

	December 31
	2007	2006
YA Global (formerly Cornell)	$427,447	$1,010,691
Highgate House Funds, Ltd.	244,720	252,600
Total convertible secured notes payable	$672,167	$1,263,291

On April 27, 2005, the Company entered into an amended and restated 8% secured convertible debenture with YA Global Investments, LP, formerly Cornell Capital Partners, LP, (“Amended YA Global Debenture”) in the amount of $1,024,876, which terminated the two $500,000 debentures entered into with YA Global in December 2004 and January 2005.  The new debenture entitles YA Global, at its option, to convert, the debenture, plus accrued interest, into shares of the Company’s common stock at a price per share equal to the lesser of (i) the greater of $0.25 or an amount equal to 120% of the initial bid price or (ii) an amount equal to 80% of the lowest Volume Weighted Average Price, as defined, of the Company’s common stock for the last five trading days immediately preceding the conversion date. If not converted, the entire principal amount and all accrued interest shall be due on the second year anniversary of the debenture.  The Company, at its option, may redeem, with fifteen days advance written notice, a portion or all the outstanding convertible debentures.  The redemption shall be 110% of the amount redeemed plus accrued interest remaining for the first six months of the executed debenture and after that time the redemption is 120% of the amount redeemed plus accrued interest remaining.  The conversion feature and the Company’s optional early redemption right have been bundled together as a single compound embedded derivative liability, and fair valued using a layered probability-weighted cash flow approach.

On April 27, 2005, the Company entered into a Securities Purchase Agreement (“SPA”) with Highgate House Funds, Ltd. (“Highgate”) pursuant to which the Company received $750,000 in exchange for two 7% secured convertible debentures amounting to $750,000 that mature in two (2) years, and the issuance of 150,000 shares of the Company’s common stock. The first debenture funding occurred upon the signing of the SPA and the second debenture funding occurred upon the filing of the registration statement.  The Company has agreed to reserve for issuance of 2,000,000 shares of the Company’s common stock, which may be adjusted as agreed upon by the parties, to be issued to the debenture holder upon conversion of accrued interest and liquidated damages and additional shares of common stock required to be issued to the debenture holder in accordance with the SPA. Additionally, in accordance with the SPA, the Company is required to maintain in escrow and register with the SEC five times the number of shares of common stock that would be needed to satisfy the full conversion of all such convertible debentures outstanding and to issue additional shares as needed if the number of shares in escrow becomes less than that required.  Further, following a notice of conversion, the investors may sell escrowed shares in the registered distribution before they are actually delivered, but, the investors will not engage in short sales.  The terms of the secured debentures contain a limitation that precludes conversion when the amount of shares already owned by YA Global and Highgate, plus the amount of shares still outstanding to be converted, would exceed 4.99%.  The limitation may be waived by YA Global upon 61 days advance written notification to the Company. In addition, on the third anniversary of the issuance date of the YA Global debenture and second anniversary of the issuance dates of the Highgate debentures, any outstanding principal or interest owed on the secured debentures will be converted into stock without any applicable limitation on the number of shares that may be converted.

The aforementioned debentures bear interest at a rate of 7% per annum, compounded monthly, and expire 2 years after the date of issuance.  The debentures are convertible into shares of common stock at a conversion price equal to the lesser of (i) 120% of the average closing bid price for the 5 trading days immediately preceding the closing date; or (ii) 80% of the lowest closing bid price for the 5 trading days immediately preceding the date of conversion.  In addition, the Company has the right to redeem the debentures, at any time prior to its maturity, upon 3 business day’s prior written notice to the holder.  The redemption price is equal to 120% of the face amount redeemed plus accrued interest.  In the event that the Company redeems the debentures within 180 days after the date of issuance, the redemption price shall be 110% of the face amount redeemed plus accrued interest.  The conversion feature and the Company’s optional early redemption right have been bundled together as a single compound embedded derivative liability, and fair valued using a layered probability-weighted cash flow approach.

In July 2006, the Company agreed to an anti-dilution adjustment with YA Global and Highgate whereby the conversion price of the secured convertible debentures was reduced to a fixed per share price equal to the lower of $0.085 or 80% of the lowest closing bid price during the five days preceding the conversion date.

The SPA contains certain negative covenants concerning assets, ownership, management and debt. The Company has paid $75,000 for structuring fees and expenses and $5,000 for commitment fees related to this SPA.

In August 2007, the Company was notified by YA Global of its legal name change to YA Global Investments, LP.

Interest expense for convertible secured notes payable for the years ended December 31, 2007 and 2006 was $80,736 and $112,090, respectively.

In January 2008, the Company executed a Forbearance Agreement with YA Global whereby YA Global and Highgate have agreed to forbear from exercising their rights under the secured convertible debentures through February 27, 2008. The terms of the Forbearance Agreement record the amount due to YA Global and Highgate by the Company to be $1,214,093,which includes principal, interest and the redemption premium. The terms also include a reduction in the YA Global and Highgate Fixed Conversion Price to $0.0065. In connection with this Agreement, the Company issued to YA Global 5,000,000 contingency warrants with an exercise price of $0.015 per share. The warrants are exercisable for a period of five (5) years from date of issuance. The warrants are held in escrow and will only be released to YA Global if the total amount due by the Company is not paid to YA Global by February 29, 2008.

In February 2008, the Forbearance Agreement was amended and extended to May 15, 2008, including the terms of the contingency warrants. Per the terms of the amendment, YA Global and Highgate shall receive an additional 105 days of interest for a total amount of $28,328.84 additional interest. The additional interest plus a security deposit of $171,671.16 were paid to YA Global and Highgate per the terms of a debt assignment agreement executed with an investor group in February 2008, for a total amount paid to YA Global of $200,000. The security deposit will be applied to the amount due YA Global and Highgate if the remaining balance due of $1,042,421.90 is paid in full by May 15, 2008. Otherwise, the security deposit will be applied to YA Global as liquidated damages.

Conversions to Common Stock

For the year ended December 31, 2007, YA Global converted $597,429.56 of the April 27, 2005 debenture into 53,762,244 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion price ranged from $0.0037 to $0.034 per share.

For the year ended December 31, 2006, YA Global had no conversions.

For the year ended December 31, 2007, Highgate converted $20,279.64 of the May 6, 2005 debenture into 590,460 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion price was $0.034 per share.

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

The secured convertible debentures issued to YA Global and Highgate have been accounted for in accordance with SFAS No. 133 and EITF 00-19. The Company has identified the above instruments having derivatives that require evaluation and accounting under the relevant guidance applicable to financial derivatives.  These compound embedded derivatives have been bifurcated from their respective host debt contracts and accounted for as derivative liabilities in accordance with EITF 00-19.  When multiple derivatives exist within convertible notes, they have been bundled together as a single hybrid compound instrument in accordance with SFAS No. 133 Derivatives Implementation Group Implementation Issue No. B-15, “Embedded Derivatives: Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument”. The compound embedded derivatives within the secured convertible notes have been recorded at fair value at the date of issuance; and are marked-to-market each reporting period with changes in fair value recorded to the Company’s statement of operations as “Derivative instrument expense, net”.  The Company has utilized a third party valuation consultant to fair value the compound embedded derivatives using a layered discounted probability-weighted cash flow approach. The fair value of the derivative liabilities are subject to the changes in the trading value of the Company’s common stock, as well as other factors.  As a result, the Company’s financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Company’s stock at the balance sheet date and the amount of shares converted by note holders. Consequently, the financial position and results of operations may vary from quarter-to-quarter based on conditions other than operating revenues and expenses.

NOTE 16 -	STOCKHOLDERS’ DEFICIT

Issuance of Stock for Services

In August 2005, the Company entered into a retainer agreement with an attorney, whereas the attorney will act as in house counsel for the Company with respect to all general corporate matters.  The agreement is at will and required a payment of 10,000 shares of common stock, valued at $0.90 per share, due upon execution.  The certificate for the 10,000 shares of common stock was issued in October 2005.   Commencing on September 1, 2005, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market.  For the year ended December 31, 2007, the Company issued 22,500 shares of common stock and recorded 7,500 shares of common stock, valued at $784, all of which has been expensed as legal fees, related to the agreement.

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

The term of the agreement is perpetual with thirty day written termination rights retained by both the Company and the advisor.  In February 2007, the Company executed two amendments to the agreement. The first amendment authorizes the Company to compensate the advisor 333,333 shares of the Company’s common stock, in lieu of cash, at $0.045 per share for all compensation owed to the advisor as of the date of the amendment. The shares are restricted and have piggy back registration rights upon the next registration statement filed by the Company. In connection with the amendment, the Company issued to the advisor an aggregate of 50,000 two year warrants to purchase shares of the Company’s common stock at an exercise price of $0.10 per share. Per the terms of the second amendment, the Company issued 100,000 restricted shares of the Company’s common stock at $0.045 per share in consideration for services rendered to date. In August 2007, the Company terminated the agreement and compensated the advisor via the issuance of 510,095 shares of the Company’s restricted common stock, in lieu of cash, valued at $0.021 per share for the compensation owed to the advisor as of the date of termination. For the year ended December 31, 2007, the Company expensed $19,500 of financing expenses related to the issuance of the shares.

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

In January 2007, the Company executed a consulting agreement with an investor relations firm whereby the firm shall provide public and investor relations services to the Company.  As consideration for the services, the firm shall receive 250,000 shares of the Company’s common stock, at $0.055 per share. The shares shall be restricted and have piggyback registration rights upon the next registration statement filed by the Company.  The term of the agreement is for ninety days and it can be renewed by the mutual consent of the Company and the firm.  For the year ended December 31, 2007, the Company expensed $13,750 of consulting expenses related to this agreement.

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

In April 2007, the Company executed a consulting agreement with an investor relations firm to provide public and investor relations services to the Company.  As compensation for the services, the firm shall receive a monthly retainer in the amount of $5,500. The firm also received 50,000 shares of the Company’s common stock, valued at $0.019 per share.  The shares are restricted and have piggyback registration rights upon the next registration statement filed by the Company.  The term of the agreement is for three months and can be renewed provided the Company and the firm both agree in writing.  In August 2007, the Company terminated the agreement. For the year ended December 31, 2007, the Company expensed $950 of consulting expenses related to this agreement.

In July 2007, the Company appointed a new Chairman of its Advisory Board and added three new members. As compensation for serving on the Advisory Board, each of the six members received 50,000 restricted shares and the Chairman received 100,000 restricted shares of the Company’s common stock, valued at $0.038 per share. For the year ended December 31, 2007, the Company expensed $15,200 of consulting expenses related to the stock issuance.

In December 2007, the Company executed a consulting agreement with a financial advisor whereby the consultant will provide introduction of potential investors to the Company. As compensation for the services, the consultant shall receive a monthly fee in the amount of $5,000. The agreement can be terminated by either party by providing the other party with thirty days advance written notice. The consultant received 5,000,000 shares of the Company’s common stock, valued at $0.0065 per share.  The shares are restricted and have piggyback registration rights upon the next registration statement filed by the Company.  For the year ended December 31, 2007, the Company expensed $23,100 of consulting expenses related to this agreement.

Issuance of Stock for Financing

In December 2006, in accordance with a letter of understanding executed with an investment firm, the Company issued 100,000 restricted shares of its common stock valued at $0.05 per share to the firm and 100,000 restricted shares were issued in January 2007 at $0.045 per share (see Note 20).  For the year ended December 31, 2007, the Company expensed $5,000 of financing expenses related to the issuance of the shares.

In January 2007, in accordance with a term sheet executed with an investment firm, the Company issued 100,000 shares of common stock, valued at $0.045 per share, to the investment firm as additional consideration for services rendered (see Note 20).  The shares have Rule 144 piggyback registration rights.  For the year ended December 31, 2007, the Company expensed $4,500 of financing expenses related to the issuance of the shares.

Issuance of Warrants for Services

In January 2007, in accordance with a consulting agreement executed with a sales consultant, the consultant received warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.10 per share with a term of two years from the effective date.  For the year ended December 31, 2007, the Company recorded $6,375 of consulting expense related to the warrants (see Note 20).

 In February 2007, in accordance with an amendment to the advisory board agreement executed with an advisor, the advisor received warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.10 per share with a term of two years from the effective date.  For the year ended December 31, 2007, the Company recorded $1,560 of consulting expense related to the warrants (see Note 18 above).

In May 2007, in accordance with a consulting agreement executed with an individual software developer, the developer received warrants to purchase 19,500 shares of the Company’s common stock at an exercise price of $0.025 per share for 3,000 shares, $0.035 per share for 3,000 shares, $0.045 for 6,000 shares, $0.05 for 3,000 shares and $0.08 per share for 4,500 shares, with a term of two years from the effective date.  For the year ended December 31, 2007, the Company recorded $482 of consulting expense related to the warrants (see Note 20).

In November 2007, in accordance with a consulting agreement executed with a financial advisor, the consultant received warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.01 per share with a term of five years from the effective date.  For the year ended December 31, 2007, the Company recorded $700 of consulting expense related to the warrants (see Note 20).

In December 2007, in accordance with a consulting agreement executed with a financial advisor, the consultant received warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.01 per share with a term of three years from the effective date.  For the year ended December 31, 2007, the Company recorded $700 of consulting expense related to the warrants (see Note 20).

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

In November 2007, the Company issued stock options to purchase 4,870,215 shares of common stock to twelve employees.  The options were issued in accordance with the Company’s 2004 Equity Incentive Plan. The options are exercisable at $0.008 per share and expire in November 2017.  The shares vest after a one year period.

In December 2007, the Company issued stock options to purchase 2,125,000 shares of common stock to twelve employees.  The options were issued in accordance with the Company’s 2004 Equity Incentive Plan. The options are exercisable at $0.02 per share and expire in December 2017.  The shares vest in one-third increments of six months each over an eighteen month period.

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

Warrants

At December 31, 2007, the Company issued warrants related to its convertible notes payable.  The warrants entitle the note holders to purchase the Company’s common stock at: 66,667 warrants with an exercise price of $0.55 per share, 400,000 warrants with an exercise price of $0.25 per share, 45,000 warrants with an exercise price of $0.20 per share, 562,500 warrants with an exercise price of $0.16 per share,  571,429 warrants with an exercise price of $0.07 per share,  4,460,000 warrants with an exercise price of $0.04 per share and 1,200,000 warrants with an exercise price of $0.03 per share. 3,838,096 warrants have a two year exercise term, 1,005,000 warrants have a three year exercise term and 2,462,500 warrants have a five year exercise term.

At December 31, 2007, the Company issued warrants related to its convertible notes payable – related parties.  The warrants entitle the note holders to purchase the Company’s common stock at $1.00 per share and have an exercise term of ten years.  At June 30, 2007, 31,000 warrants will expire in the year 2013, 16,500 warrants expire in the year 2014, 21,700 warrants in the year 2015 and 11,300 warrants in the year 2016.

At December 31, 2007, the Company issued warrants related to its notes payable.  The warrants entitle the note holder to purchase the Company’s common stock at $0.05 per share for 100,000 warrants with an exercise term of five years.

At December 31, 2007, the Company issued warrants related to its notes payable – related parties.  The warrants entitle the note holder to purchase the Company’s common stock at $0.05 per share for 88,000 warrants and $0.13 per share for a 200,000 warrants with an exercise term of five years.

NOTE 17 -         STOCK BASED COMPENSATION

In September 2004, the stockholders approved the Equity Incentive Plan for its employees (“Incentive Plan”), effective April 1, 2004.  Of the total authorized for issuance at December 31, 2007, 74,609,116 shares were available for future issuance.

2004 Equity Incentive Plan

The number of shares authorized for issuance under the Incentive Plan was increased to 10,000,000 in September 2006, 15,000,000 in March 2007, 20,000,000 in June 2007 and 100,000,000 in December 2007, by unanimous consent of the Board of Directors. Option shares totaling 4,705,000 vest equally over a three year period beginning one-year from the date of grant, option shares totaling 2,125,000 vest in one-third increments of six months each over an eighteen month period from the date of grant and option shares totaling 18,560,884 vest over a one-year period from the date of grant.

The table below summarizes the Company’s Incentive Plan stock option activity through December 31, 2007:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)		Aggregate Intrinsic Value (in thousands)

Balance, December 31, 2005	1,830,000	$1.00	$1.0000		$	---
Granted	4,514,553	$0.0698 - $ 0.10	$0.0920		$	---
Balance, December 31, 2006	6,344,553	$0.0698 - $ 0.10	$0.3539		$	---
Granted	19,046,331	$0.008 - $ 0.50	$0.0221		$	---
Balance, December 31, 2007	25,390,884	$0.008 - $ 1.00	$0.1050		$	---
Vested and Exercisable, December 31, 2007	13,979,383		$0.1050		$	---

As of December 31, 2007, an aggregate of 25,390,884 options were outstanding under the incentive plan.  The exercise price for 1,830,000 options is $1.00, for 100,000 options is $0.50, for 2,775,000 options is $0.10, for 348,096 options is $0.099, for 405,432 options is $0.085, for 492,309 options is $0.07, for 493,716 options is $0.0698, for 2,023,084 is $0.05, for 558,119 is $0.045, for 918,976 is $0.0375, for 785,255 is $0.024, for 1,551,842 options is $0.023, for 3,773,081 options is $0.02, for 1,868,324 options is $0.017, for 2,597,435 options is $0.015 and 4,870,215 options is $0.008. As of December 31, 2006, an aggregate of 6,344,553 options were outstanding under the incentive plan. The exercise price for 1,830,000 options was $1.00, for 2,775,000 options was $0.10, for 348,096 options was $0.099, for 405,432 options was $0.085, for 492,309 options was $0.07 and for 493,716 options was $0.0698. At December 31, 2007, there were 13,979,383 vested incentive plan stock options outstanding of which 811,703 options are exercisable at $0.008, 1,515,170 options are exercisable at $0.015, 1,089,856 options are exercisable at $0.017, 1,220,249 options are exercisable at $0.02, 1,163,881 options are exercisable at $0.023, 654,379 options are exercisable at $0.024, 765,813 options are exercisable at $0.0375, 511,609 options are exercisable at $0.045, 1,525,710 options are exercisable at $0.05, 452,573 options are exercisable at $0.0698, 492,309 options are exercisable at $0.07, 371,646 options are exercisable at $0.085, 348,096 options are exercisable at $0.099, 1,241,667 options are exercisable at $0.10, 25,000 options are exercisable at $0.50 and 1,789,722 options are exercisable at $1.00.

As of December 31, 2007, there was $283,784 of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 12 months.

The following table summarizes information concerning outstanding and exercisable Incentive Plan options as of December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$1.0000	1,830,000	7.00	$1.0000	1,789,722	$1.0000
$0.0698 - $0.50	4,614,553	9.00	0.1008	2,931,291	0.1008
$0.0080 - $0.05	18,946,331	10.00	0.0267	9,258,370	0.0267

	25,390,884	8.67	$0.1050	13,979,383	$0.1050

Non-Incentive Plan Stock Option Grants

Since December 31, 2005, the Company has outstanding an aggregate of 7,618,889 non-plan, non-qualified options for non-employees with 7,600,000 exercisable at $0.36 and 18,889 exercisable at $0.90 yielding a weighted average exercise price of $0.3613 and no outstanding incentive options outside of the Plan.

NOTE 18 - OTHER (INCOME) EXPENSE

Other (income) expense consisted of the following at December 31, 2007 and 2006:

	December 31
	2007	2006
Interest expense	$502,360	$1,077,725
Financing expense	159,625	36,303
Derivative instruments (income) expense, net	1,267,466	(1,325,231)
Other (income) expense	(500,357)	(254,759)
Total other (income) expense	$1,429,094	$(465,962)

Other (income) expense includes the proceeds received by the Company resulting from its inclusion in the New Jersey Technology Business Certificate program. For the year ended December 31, 2007 and 2006, the Company received proceeds in the amount of $477,607 and $266,533, respectively, relating to its inclusion in the program.

NOTE 19 -	INCOME TAXES

As of December 31, 2007, the Company had deferred tax assets of approximately $5,360,000, resulting from temporary differences and net operating loss (“NOL”) carry-forwards of approximately $14,600,000, which are available to offset future taxable income, if any, through 2027. As utilization of the net operating loss carry-forwards and temporary difference is not considered more likely than not and accordingly, the deferred tax asset has been fully offset by a valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $1,360,000 and $1,072,000 for the year ended December 31, 2007 and 2006, respectively.

Components of deferred tax assets as of December 31, 2007 and 2006 are as follows:

	December 31
	2007	2006
Net deferred tax assets – Non-current:

Expected Federal income tax benefit from NOL carry-forwards	$5,360,000	$4,000,000
Less valuation allowance	(5,360,000)	(4,000,000)
Deferred tax assets, net of valuation allowance	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate:

Federal income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%

NOTE 20  -       COMMITMENTS AND CONTINGENCIES

Payroll Taxes

As of December 31, 2007, the Company owes $53,375 of payroll taxes, of which approximately $45,000 are delinquent from the year ended December 31, 2003. The Company has also recorded $32,462 of related estimated penalties and interest on the delinquent payroll taxes.  Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available.

Service Agreement

In December 2007, the Company executed a service agreement with an ASP hosting service provider to serve as a data center and co-location services provider for the Company’s ASP clients. As compensation for the services, the hosting service shall receive a monthly fee in the amount of $999. The Company paid a set-up fee of $350 upon signing the agreement. The term of the agreement is for one year with automatic one year renewal terms. As of February 2008, all of the Company’s ASP hosted clients were migrated to the new service.

Consulting Agreements

In January 2007, the Company executed an amendment to a consulting agreement.  Per the terms of the amendment, the firm, in consideration for services rendered, received warrants to purchase an additional 150,000 shares of the Company’s common stock at an exercise price of $0.10 per share and a term of two years from the date of signing.  As of December 31, 2007, the fair value of the warrants issued using the Black-Scholes Option Pricing Model of $6,375 was included in consulting expense.

In May 2007, the Company executed a consulting agreement with an individual software developer whereby the consultant will provide systems analysis, design, computer programming and engineering services to the Company as an independent contractor.  The term of the agreement is perpetual with thirty day written termination rights retained by both the Company and the consultant.  Per the terms of the agreement, billable projects shall be defined through the completion of a task order.  Upon execution of the agreement, the Company agreed to record a prorated fee for the period October 15, 2006 to April 30, 2007 for $1,500 plus 3,000 warrants per month.  The warrants shall be valued at the closing market value of the Company’s common stock on the last day of each month. In May 2007, in accordance with the agreement, the developer received warrants to purchase 19,500 shares of the Company’s common stock at an exercise price of $0.025 per share for 3,000 shares, $0.035 per share for 3,000 shares, $0.045 for 6,000 shares, $0.05 for 3,000 shares and $0.08 per share for 4,500 shares.  The warrants are exercisable for a period of two years from issuance.  For the year ended December 31, 2007, the Company recorded $482 of consulting expense related to the warrants.

In November 2007, the Company executed a consulting agreement with a financial advisor whereby the consultant will provide introduction of potential investors to the Company. Per the terms of the agreement, the consultant will receive a fee equal to 6% of the total capital in the transaction. For non-financing capital transactions, the consultant shall receive a fee equal to 5% of the transaction value at closing. The consultant will also receive additional consideration in the form of restricted shares of the Company’s common stock in an amount equal to 2% of the transaction value. The term of the agreement is for six months and will renew automatically unless either party provides the other party with thirty days advance written notice. In November 2007, in accordance with the agreement, the consultant received warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.01 per share with a term of five years from the effective date.  For the year ended December 31, 2007, the Company recorded $700 of consulting expense related to the warrants.

In December 2007, the Company executed a consulting agreement with a financial advisor whereby the consultant will provide introduction of potential investors to the Company. Per the terms of the agreement, the consultant will receive a fee equal to 5% of the total capital in the transaction. For non-financing capital transactions, the consultant shall receive a fee equal to 5% of the transaction value at closing. The term of the agreement is for six months and will renew automatically unless either party provides the other party with thirty days advance written notice. In December 2007, in accordance with the agreement, the consultant received warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.01 per share with a term of five years from the effective date.  For the year ended December 31, 2007, the Company recorded $700 of consulting expense related to the warrants.

In December 2007, the Company executed a consulting agreement with a financial advisor whereby the consultant will provide introduction of potential investors to the Company. As compensation for the services, the consultant shall receive a monthly fee in the amount of $5,000. The agreement can be terminated by either party by providing the other party with thirty days advance written notice. The consultant received 5,000,000 shares of the Company’s common stock, valued at $0.0065 per share.  The shares are restricted and have piggyback registration rights upon the next registration statement filed by the Company.  For the year ended December 31, 2007, the Company expensed $23,100 of consulting expenses related to this agreement.

Letter of Understanding

In December 2006, the Company executed a Letter of Understanding with an investment firm whereby the Company and the firm agreed to pursue further agreements on an ongoing best efforts basis in order for the Company to obtain financing of $3 million to $5 million.  Per the letter, the Company will pay to the investment firm a retainer fee in cash of $40,000 payable as $2,500 upon execution of the letter, paid in December 2006, and $37,500 upon closing of the funding transaction. Also upon closing of the funding transaction, the Company will pay the firm an expense fee of $5,000 per month and a finder’s fee equal to $400,000 in cash and $400,000 in equity on a pro-rated basis assuming a total funding transaction of $5 million. In connection with the letter, the firm received 200,000 restricted shares of the Company’s common stock at $0.05 per share.  Per the terms of the letter, 100,000 shares were issued in December 2006 and 100,000 shares were issued in January 2007 (see Note 16).

Term Sheet with Investment Firm

In January 2007, the Company executed a term sheet with an investment firm whereby the firm will assist the Company on an ongoing best efforts basis in order for the Company to obtain financing of up to $100,000.  Per the term sheet, the Company will pay to the investment firm a placement agent fee in cash equal to 10% of the amount of convertible notes sold and in shares of the Company’s common stock in a number equal to 20% of the total bonus shares issued to the note holders. The notes were executed in February 2007 and the closing and transfer of funds occurred in March 2007 (see Notes 8 and 16).

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

Due to Factor

In March 2007, the Company entered into a sale and subordination agreement with a factoring firm whereby the Company sold its rights to two invoices, from February 2007 and March 2007, totaling $470,200 to the factor.  Upon signing the agreement and providing the required disclosures, the factor remitted 65%, or $144,440, of the February 2007 invoice and a certain percentage of $53,010 of the March 2007 invoice to the Company.  The Company paid a $500 credit review fee to the factor relating to the agreement.  Per the terms of the agreement, once the Company’s client remits the invoice amount to the factor, the factor deducts a discount fee from the remaining balance of the factored invoices and forwards the net proceeds to the Company.  The discount fee is computed as a percentage of the face amount of the invoice as follows: 2.25% fee for invoices paid within 30 days of the down payment date with an additional 1.125% for each 15 day period thereafter. In September 2007, the February 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In December 2007, the March 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. As of December 31, 2007, the balance due to the factor by the Company was $209,192 including interest. In February 2008, the Company and the factor have agreed to a total settlement amount of $75,000 to be paid by the Company to the factor no later than ninety days from the settlement date.

NOTE 21 -        CONCENTRATION OF CREDIT RISK

(i) Customers and Credit Concentrations

Three customers accounted for 71.1%, 11.7% and 3.8% of net sales for the year ended December 31, 2007 and 83.1%, 5.4% and 5.1% of the total accounts receivable as of December 31, 2007, respectively. Four customers accounted for 31.0%, 19.2%, 17.1% and 7.5% of net sales for the year ended December 31, 2006 and three customers accounted for 62.7%, 17.5% and 6.7% of the total accounts receivable as of December 31, 2006.

NOTE 22 -        SUBSEQUENT EVENTS

Notes Payable

In January 2008, the Company executed a promissory note with an unrelated individual in the amount of $100,000. The note bears interest at 8% per annum with principal due September 30, 2008. The Company has assigned the pending proceeds from its inclusion in the New Jersey Technology Business Certificate program towards repayment of this note. In connection with the promissory note, the Company shall issue 1,000,000 restricted shares of common stock to the individual valued at a 60% discount to the market price of $0.023 per share. All of the Company’s shares of common stock issued in connection with the promissory note have Rule 144 piggyback registration rights.

In January 2008, the Company executed a promissory note with an unrelated individual in the amount of $50,000. The note bears interest at 18% per annum with principal due July 31, 2008. In connection with the promissory note, the Company issued to the individual 150,000 warrants with an exercise price of $0.025 per share.  The warrants are exercisable for a period of five years from date of issuance.

Notes Payable – Related Parties

In February 2008, the Company executed a promissory note with the President in the amount of $52,000. The note bears interest at 8% per annum with principal due February 28, 2009.

In February 2008, the Company executed a promissory note with the President in the amount of $18,000. The note bears interest at 8% per annum with principal due February 28, 2009.

 Term Sheet with Investor Group

In January 2008, the Company executed a term sheet with an investor group whereby the group will assist the Company on an ongoing best efforts basis in order for the Company to obtain financing of up to $2,500,000 in the form of up to 100 units, each unit containing a $25,000 promissory note and 62,000 non-dilutable (for one year), restricted shares of the Company’s common stock. The promissory notes shall have a three year term, bearing interest at 10% per annum, with a 10% discount rate. All funds received as a result of the sale of the units shall be held in an escrow account that shall be managed by the investor group’s assigned representative. In January 2008, the Company sold 37 units to the investor group for a total of $925,000 in promissory notes with a discount of $92,500. The Company shall issue 2,294,000 shares of common stock in relation to the units sold. In February 2008, the Company sold 17 units to the investor group for a total of $425,000 in promissory notes with a discount of $42,500. The Company shall issue 1,054,000 shares of common stock in relation to the units sold.  The investor group advanced funds totaling $50,000 in February 2008 and $230,000 in March 2008, respectively, to the Company.

In February 2008, the Company executed a Debt Assignment and Security Designation Agreement with the investor group whereby the Company has assigned the debt owed as convertible secured notes payable to YA Global and Highgate to the investor group. The investor group paid a total of $200,000 to YA Global and Highgate in February 2008 for additional interest and the security deposit owed in relation to the extended and amended forbearance agreement the Company executed in February 2008 with YA Global (see Note 14).

Commitments and Contingencies

In January 2008, the Company executed a representation letter with an attorney whereby the attorney shall serve as general counsel to the Company. As compensation for the services, the attorney shall receive a monthly fee in the amount of $3,500, commencing in February 2008. The term of the agreement is perpetual.

In January 2008, the Company executed a lease renewal agreement with its landlord. The term of the renewal is from February 1, 2008 through January 31, 2013.  Per the terms of the renewal, the Company shall pay a monthly base rent of $6,355.56 with no rent payments due for the months of February 2008, February 2009 and February 2010.

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

ITEM 8A. CONTROLS AND PROCEDURES.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Under the supervision and with the  participation  of our management,  including our Chief  Executive  Officer and Chief  Financial  Officer,  we  evaluated  the effectiveness  of the  design  and  operation  of our  disclosure  controls  and procedures  (as such term is  defined  in Rule  13a-15(e)  under the  Securities Exchange Act of 1934 (the "Exchange Act")).  Disclosure  controls and procedures are the controls and other procedures that we designed to ensure that we record, process,  summarize  and  report  in a timely  manner  the  information  we must disclose in reports that we file with or submit to the  Securities  and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and  procedures  were  effective  as of the end of the  period  covered  by this report.

Disclosure controls and procedures are controls and procedures that are designed to ensure that  information  required to be  disclosed  in our reports  filed or submitted under the Securities Exchange Act is recorded,  processed,  summarized and reported,  within the time periods  specified in the Securities and Exchange Commission's  rules and  forms.  Disclosure  controls  and  procedures  include, without limitation,  controls and procedures designed to ensure that information required  to be  disclosed  in our  reports  filed  under  the  Exchange  Act is accumulated and  communicated to management,  including our principal  executive officer and our principal  financial  officer,  as appropriate,  to allow timely decisions regarding required disclosure.

ITEM 8A(T). MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations.  Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2007. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(A) DIRECTORS AND EXECUTIVE OFFICERS.

The following sets forth the executive officers and Directors of the Company, their ages, and all offices and positions with the Company.

Name	Age	Position
Mark L. Kay	59	Chief Executive Officer and Director
Mark Corrao	50	Chief Financial Officer and Director
Ramarao Pemmaraju	47	Chief Technical Officer and Director
Robert Denn	50	Chairman of the Board of Directors, President and Director
George Waller	50	Executive Vice President and Head of Marketing and Director

All of our directors serve until their successors are elected and qualified by our shareholders, or until their earlier death, retirement, resignation or removal. Officers are appointed by the Board of Directors and their terms of office are, except to the extent governed by the YA Global Investments, LP and Highgate House Funds, Ltd. agreements, at the direction of the Board of Directors. The following is a brief description of the business experience of our executive officers who are also the Directors and significant employees:

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

During fiscal 2007, our Board of Directors met six times. The Board of Directors also uses resolutions in writing to deal with certain matters and, during fiscal 2007, forty-two written resolutions were signed by all Directors.

The Company encourages all Directors to attend the Annual Meeting of stockholders, either in person or by telephone.  The Company did not hold an Annual Meeting of Stockholders in 2007.

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

StrikeForce Technologies, Inc.
1090 King George’s Post Road
Suite #108
Edison, NJ 08837
Attn: Robert Denn, Chairman

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of StrikeForce during the year ended December 31, 2007, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during 2007. The foregoing persons are collectively referred to in this Form 10-KSB as the “Named Executive Officers.” Compensation information is shown for the year ended December 31, 2007:
Name/ Principal Position	Year			Stock	Incentive Plan Option		Securities Underlying	Nonqualified Deferred Compensation		All Other
		Salary	Bonus	Awards	Awards		Options/SARs	Earnings		Compensation	Total
		($)	($)	($)	($)		($)	($)		($)	($)
Mark L. Kay
Chief Executive Officer	2007	48,034	—	—	40,783	[1]	—	48,385	[2]	—	137,202

Robert Denn
President	2007	48,025	—	—	40,783	[1]	—	48,385	[2]	—	137,193

Mark Corrao	2007	44,257	—	—	40,783	[1]	—	48,385	[2]	—	133,425
Chief Financial Officer

George Waller	2007	52,682	—	—	38,268	[1]	—	45,231	[2]	—	136,181
Executive Vice President

Ramarao Pemmaraju	2007	48,031	—	—	40,783	[1]	—	48,385	[2]	—	137,199
Chief Technical Officer

There are no employment agreements between StrikeForce and any executive officer.

(1)	Incentive Plan options granted to executive officers in 2007 for deferred salaries due to cash flow constraints.

(2)	Nonqualified deferred compensation earnings to executive officers have been accrued for 2007 as a result of missed salaries due to cash flow constraints.

Outstanding Option Awards at Year End

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested, and equity-incentive plan awards outstanding at December 31, 2007, for each Named Executive Officer.

Outstanding Equity Awards At Fiscal Year-End Table
	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mark L. Kay	1,000,000 2,492	- 226	- -	$ $	1.0000 0.0850	05/20/13 08/28/16	- -	- -	- -	- -
	34,839	3,167	-		$0.0850	08/28/16	-	-	-	-
	45,459	4,133	-		$0.0698	08/28/16	-	-	-	-
	45,833	104,167	-		$0.1000	08/28/16	-	-	-	-
	49,451	49,451	-		$0.0700	09/01/16	-	-	-	-
	34,965	34,965	-		$0.0990	09/15/16	-	-	-	-
	69,231	69,231	-		$0.0500	01/05/17	-	-	-	-
	70,513	6,410	-		$0.0450	02/02/17	-	-	-	-
	63,462	5,769	-		$0.0500	02/16/17	-	-	-	-
	76,923	15,385	-		$0.0375	03/02/17	-	-	-	-
	130,876	26,175	-		$0.0240	03/16/17	-	-	-	-
	122,910	40,970	-		$0.0230	04/27/17	-	-	-	-
	108,975	54,487	-		$0.0200	05/25/17	-	-	-	-
	146,581	104,701	-		$0.0150	06/08/17	-	-	-	-
	108,748	77,677	-		$0.0170	06/22/17	-	-	-	-
	37,693	37,692	-		$0.0500	07/06/17	-	-	-	-
	78,526	392,628	-		$0.0080	11/23/17	-	-	-	-
	13,889	236,111	-		$0.0200	12/12/17	-	-	-	-

Robert Denn	2,492 34,839	226 3,167	- -	$ $	0.0850 0.0850	08/28/16 08/28/16	- -	- -	- -	- -
	45,459	4,133	-		$0.0698	08/28/16	-	-	-	-
	45,833	104,167	-		$0.1000	08/28/16	-	-	-	-
	49,451	49,451	-		$0.0700	09/01/16	-	-	-	-
	34,965	34,965	-		$0.0990	09/15/16	-	-	-	-
	69,231	69,231	-		$0.0500	01/05/17	-	-	-	-
	70,513	6,410	-		$0.0450	02/02/17	-	-	-	-
	63,462	5,769	-		$0.0500	02/16/17	-	-	-	-
	76,923	15,385	-		$0.0375	03/02/17	-	-	-	-
	130,876	26,175	-		$0.0240	03/16/17	-	-	-	-
	122,910	40,970	-		$0.0230	04/27/17	-	-	-	-
	108,975	54,487	-		$0.0200	05/25/17	-	-	-	-
	146,581	104,701	-		$0.0150	06/08/17	-	-	-	-
	108,748	77,677	-		$0.0170	06/22/17	-	-	-	-
	37,693	37,692	-		$0.0500	07/06/17	-	-	-	-
	78,526	392,628	-		$0.0080	11/23/17	-	-	-	-
	13,889	236,111	-		$0.0200	12/12/17	-	-	-	-

Mark Corrao	2,492 34,839	226 3,167	- -	$ $	0.0850 0.0850	08/28/16 08/28/16	- -	- -	- -	- -
	45,459	4,133	-		$0.0698	08/28/16	-	-	-	-
	45,833	104,167	-		$0.1000	08/28/16	-	-	-	-
	49,451	49,451	-		$0.0700	09/01/16	-	-	-	-
	34,965	34,965	-		$0.0990	09/15/16	-	-	-	-
	69,231	69,231	-		$0.0500	01/05/17	-	-	-	-
	70,513	6,410	-		$0.0450	02/02/17	-	-	-	-
	63,462	5,769	-		$0.0500	02/16/17	-	-	-	-
	76,923	15,385	-		$0.0375	03/02/17	-	-	-	-
	130,876	26,175	-		$0.0240	03/16/17	-	-	-	-
	122,910	40,970	-		$0.0230	04/27/17	-	-	-	-
	108,975	54,487	-		$0.0200	05/25/17	-	-	-	-
	146,581	104,701	-		$0.0150	06/08/17	-	-	-	-
	108,748	77,677	-		$0.0170	06/22/17	-	-	-	-
	37,693	37,692	-		$0.0500	07/06/17	-	-	-	-
	78,526	392,628	-		$0.0080	11/23/17	-	-	-	-
	13,889	236,111	-		$0.0200	12/12/17	-	-	-	-

George Waller	2,492 38,157	226 3,469	- -	$ $	0.0850 0.0850	08/28/16 08/28/16	- -	- -	- -	- -
	49,500	4,500	-		$0.1000	08/28/16	-	-	-	-
	45,833	104,167	-		$0.1000	08/28/16	-	-	-	-
	53,846	53,846	-		$0.0700	09/01/16	-	-	-	-
	38,073	38,073	-		$0.0990	09/15/16	-	-	-	-
	75,385	75,385	-		$0.0500	01/05/17	-	-	-	-
	69,103	6,282	-		$0.0500	02/16/17	-	-	-	-
	83,761	16,752	-		$0.0375	03/02/17	-	-	-	-
	130,876	26,175	-		$0.0240	03/16/17	-	-	-	-
	122,910	40,970	-		$0.0230	04/27/17	-	-	-	-
	108,975	54,487	-		$0.0200	05/25/17	-	-	-	-
	146,581	104,701	-		$0.0150	06/08/17	-	-	-	-
	108,748	77,677	-		$0.0170	06/22/17	-	-	-	-
	37,693	37,692	-		$0.0500	07/06/17	-	-	-	-
	78,526	392,628	-		$0.0080	11/23/17	-	-	-	-
	13,889	236,111	-		$0.0200	12/12/17	-	-	-	-

Ramarao Pemmaraju	2,492 34,839	226 3,167	- -	$ $	0.0850 0.0850	08/28/16 08/28/16	- -	- -	- -	- -
	45,459	4,133	-		$0.0698	08/28/16	-	-	-	-
	45,833	104,167	-		$0.1000	08/28/16	-	-	-	-
	49,451	49,451	-		$0.0700	09/01/16	-	-	-	-
	34,965	34,965	-		$0.0990	09/15/16	-	-	-	-
	69,231	69,231	-		$0.0500	01/05/17	-	-	-	-
	70,513	6,410	-		$0.0450	02/02/17	-	-	-	-
	63,462	5,769	-		$0.0500	02/16/17	-	-	-	-
	76,923	15,385	-		$0.0375	03/02/17	-	-	-	-
	130,876	26,175	-		$0.0240	03/16/17	-	-	-	-
	122,910	40,970	-		$0.0230	04/27/17	-	-	-	-
	108,975	54,487	-		$0.0200	05/25/17	-	-	-	-
	146,581	104,701	-		$0.0150	06/08/17	-	-	-	-
	108,748	77,677	-		$0.0170	06/22/17	-	-	-	-
	37,693	37,692	-		$0.0500	07/06/17	-	-	-	-
	78,526	392,628	-		$0.0080	11/23/17	-	-	-	-
	13,889	236,111	-		$0.0200	12/12/17	-	-	-	-

Option Exercises And Stock Vested Table

None.

Pension Benefits Table

None.

Nonqualified Deferred Compensation Table

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)

Mark L. Kay	-	-	48,385	-	65,924

Robert Denn	-	-	48,385	-	65,924

Mark Corrao	-	-	48,385	-	65,924

George Waller	-	-	45,231	-	60,539

Ramarao Pemmaraju	-	-	48,385	-	65,924

All Other Compensation Table

None.

Perquisites Table

None.

Director Compensation

All of our directors are also executive officers of the Company. Our directors did not receive any separate compensation for serving as such during fiscal 2007.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Share Ownership of Certain Beneficial Owners
The following table sets forth certain information as of December 31, 2007, with respect to the shares of common stock beneficially owned by: (i) each director; (ii) each executive officer; (iii) all current executive officers (regardless of salary and bonus level) and directors as a group; and (iv) each person known by us to beneficially own more than 5% of our outstanding common stock. The address for each shareholder is 1090 King Georges Post Road, Suite 108, Edison, New Jersey 08837, with the exception of James R. Solakian whose address is 152 Mockingbird Court, Three Bridges, NJ 08887. Unless otherwise indicated, the shareholders listed in the table below have sole voting and investment powers with respect to the shares indicated:

This table is based upon information obtained from our stock records.

NAME OF BENEFICIAL OWNER	AMOUNT OF OWNERSHIP(1)	PERCENTAGE OF CLASS(2)

Mark L. Kay	3,616,831 (3)	3.52%
Mark Corrao	2,549,573 (4)	2.52%
Robert Denn	4,571,841 (5),(7)	4.51%
Ramarao Pemmaraju	5,409,499 (6),(7)	5.30%
George Waller	2,327,850 (8),(9)	2.30%
All directors and executive officers as a group (5 persons)	18,475,594 (10)	16.99%
NetLabs.com, Inc.	8,740,000 (11),(12)	8.12%
James R. Solakian	10,350,000 (13)	10.20%

(1)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof.
(2)
Based on 99,999,999 shares of common stock outstanding as of December 31, 2007 including 359,000 shares of common stock available to beneficial owners upon the conversion of certain convertible loans and 17,489,973 shares of common stock underlying options.

(3)
 Includes 277,333 shares of common stock, valued at $1.00 per share for $240,000 of convertibles and $0.75 per share for $28,000 of convertibles, available upon the conversion of certain convertible loans and 2,581,166 shares of common stock underlying options, consisting of 51,800 ten-year warrants exercisable at $1.00, 200,000 five-year warrants exercisable at $0.13, 88,000 five-year warrants exercisable at $0.05 and 2,241,366 vested ten-year option shares valued from $0.008 to $1.00 per share.

(4)	Includes 1,241,366 shares of common stock underlying options, consisting of ten-year option shares valued from $0.008 to $0.10 per share.
(5)
Includes 50,000 shares of common stock, valued at $1.00 per share, available upon the conversion of certain convertible loans and 1,249,766 shares of common stock underlying options, consisting of 8,400 ten-year warrants exercisable at $1.00, and 1,241,366 ten-year option shares valued from $0.008 to $0.10 per share.

(6)
Includes 31,667 shares of common stock, valued at $1.00 per share for $25,000 of convertibles and $0.75 per shares for $5,000 of convertibles, available upon the conversion of certain convertible loans and 2,113,367 shares of common stock underlying options, consisting of 3,000 ten-year warrants exercisable at $1.00 and 2,110,36 ten-year option shares valued from $0.008 to $0.10 per share.  872,001 shares, consisting of 3,000 ten-year warrants exercisable at $1.00 and 869,001 ten-year option shares valued from $0.008 to $0.10 per share, are in the name of Sunita Pemmaraju who is a family member of Ramarao Pemmaraju.

(7)	Excludes shares owned by NetLabs.com, Inc. which is controlled by Robert Denn and Ramarao Pemmaraju.
(8)	Shares are listed in the name of Katherine LaRosa who is a family member of George Waller.
(9)	Includes 1,204,308 shares of common stock underlying options, consisting of ten-year option shares valued from $0.008 to $0.10 per share.
(10)	Based on 359,000 shares of common stock available upon the conversion of certain convertible loans and 8,389,973 shares of common stock underlying options.
(11)	Robert Denn and Ramarao Pemmaraju control NetLabs.com, Inc.
(12)	Includes 7,600,000 shares of common stock underlying options, consisting of ten-year option shares valued at $0.36 per share.
(13)	Includes 1,500,000 shares of common stock underlying options, consisting of five-year warrants exercisable at $0.04.

Equity Incentive Plan Information

The following table sets forth as of December 31, 2007, the total number of shares of our common stock which may be issued upon the exercise of outstanding stock options and other rights under compensation plans approved by the shareholders, and under compensation plans not approved by the shareholders. The table also sets forth the weighted average purchase price per share of the shares subject to those options, and the number of shares available for future issuance under those plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	25,390,884		$0.105	74,609,116
Equity compensation plans not approved by security holders	N/A	$	N/A	N/A
Total	25,390,884		$0.105	74,609,116

Options for 25,390,884 shares have been granted under StrikeForce’s 2004 Equity Incentive Plan which was approved by unanimous consent of the Board of Directors.  The option shares were granted at various times from May 2003 through December 2007 and are exercisable at a range of $0.008 to $1.00 per share.

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

RELATED PARTY CONVERTIBLE NOTES

Mark L. Kay, our Chief Executive Officer, loaned us an aggregate of $568,000 during 2004, 2005 and 2006, memorialized in the form of convertible loans. As of December 31, 2007 an aggregate amount of $268,000 remained outstanding. The details of these convertible notes are as follows:

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

In February 2004, we issued a principal amount $60,000 convertible note with warrants to purchase 6,000 shares of common stock to Mr. Mark L. Kay, our CEO. The note payable has a maturity date of September 30, 2005 and a variable interest rate payable equal to Mr. Mark L. Kay’s private account monthly lending rate. The conversion feature allows Mr. Mark L. Kay to convert the note into shares of our common stock at $1.00 per share. The warrant exercise period ends February 2014. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to February 28, 2009.

In June 2004, we issued a principal amount $50,000 convertible note to Mr. Mark L. Kay, our CEO. The note payable has a maturity date of December 31, 2005 and a variable interest rate payable equal to Mr. Mark L. Kay’s private account monthly lending rate. The conversion feature allows Mr. Mark L. Kay to convert the note into shares of our common stock at $1.00 per share. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to February 28, 2009.

In September 2004, we issued a principal amount $30,000 convertible note with warrants to purchase 3,000 shares of common stock to Mr. Mark L. Kay, our CEO. The note has a maturity date of December 31, 2005 and a variable interest rate payable equal to Mr. Mark L. Kay’s private account monthly lending rate. The conversion feature allows Mr. Mark L. Kay to convert the note into shares of our common stock at $1.00 per share. The warrant exercise period ends in September 2014. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to February 28, 2009.

In August 2005, we issued a principal amount $90,000 convertible note with warrants to purchase 9,000 shares of common stock to Mr. Mark L. Kay, our CEO. The note payable has a maturity date of December 31, 2005 and a variable interest rate payable equal to Mr. Mark L. Kay’s private account monthly lending rate. The conversion feature allows Mr. Mark L. Kay to convert the note into shares of our common stock at $1.00 per share. The warrant exercise period ends August 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to February 28, 2009.

In January 2006, we issued a principal amount $10,000 convertible note with warrants to purchase 1,000 shares of common stock to Mr. Mark L. Kay, our CEO. The note payable has a maturity date of December 31, 2006 and a variable interest rate payable equal to Mr. Mark L. Kay’s private account monthly lending rate. The conversion feature allows Mr. Mark L. Kay to convert the note into shares of our common stock at $1.00 per share. The warrant exercise period ends January 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to February 28, 2009.

In February 2006, we issued a principal amount $28,000 convertible note with warrants to purchase 2,800 shares of common stock to Mr. Mark L. Kay, our CEO. The note payable has a maturity date of December 31, 2006 and a variable interest rate payable equal to Mr. Mark L. Kay’s private account monthly lending rate. The conversion feature allows Mr. Mark L. Kay to convert the note into shares of our common stock at $0.75 per share. The warrant exercise period ends February 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to February 28, 2009.

For the seven months ended July 31, 2006, the variable interest rate of the six open notes ranged between 8.625% and 11.000% per annum. In September 2006, the interest rate of the six open notes was revised to a fixed rate of 8%, effective August 1, 2006.

In November 2003, we issued a principal amount $50,000 convertible note with warrants to purchase 5,000 shares of common stock to Mr. Michael Brenner, one of our Vice Presidents. The note payable has a maturity date of December 31, 2004 and an interest rate of prime plus two (2%) percent. The conversion feature allows Mr. Michael Brenner to convert the note into shares of our common stock at $1.00 per share. In November 2004, the maturity date of the convertible note was extended to June 30, 2005. In December 2004, we amended the conversion price on the convertible note to $.72 per share. The warrant exercise period ends November 2013. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been further extended to September 30, 2008.

In January 2004, we issued a principal amount $15,000 convertible note with warrants to purchase 1,500 shares of common stock to Mr. Michael Brenner, one of our Vice Presidents. The note payable has a maturity date of December 31, 2004 and an interest rate of prime plus four (4%) percent. The conversion feature allows Mr. Michael Brenner to convert the note into shares of our common stock at $1.00 per share. In November 2004, the maturity date of the convertible note was extended to June 30, 2005. In December 2004, we amended the conversion price on the convertible note to $.72 per share. The warrant exercise period ends January 2014. In December 2004, Mr. Michael Brenner elected to convert half of the principal amount, $7,500, into common stock at a conversion price of $.72 and received 10,417 shares of our common stock. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been further extended to September 30, 2008.

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

In August, September and December 2005 and March 2006, the Company executed 8% convertible promissory notes in the amounts of $10,000, $5,000, $10,000 and $5,000 with one of its Software Developers and a relative of the Chief Technology Officer. The principal due hereunder shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of December 31, 2005, for the 2005 notes, and December 31, 2006, for the 2006 note, or later if agreed upon by the individual and the Company.  In December 2005, the maturity dates of the 2005 notes were extended to March 31, 2006. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity dates of all of the notes have since been extended to February 28, 2009.

In August and December 2005, the Company executed 8% convertible promissory notes in the amounts of $50,000 and $34,000 with its President. The convertible promissory note for $34,000 was paid in full in December 2005. The principal due hereunder shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of December 31, 2005 or later if agreed upon by the President and the Company. In December 2005, the maturity date of the note was extended to March 31, 2006. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been further extended to December 31, 2007. The $50,000 note was repaid in February 2008.

In September 2005, the Company executed an 8% convertible promissory note in the amount of $5,000 with a relative of the Chief Financial Officer. The Principal due hereunder shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of December 31, 2005 or later if agreed upon by the individual and the Company. In December 2005, the maturity dates of the notes were extended to March 31, 2006. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been further extended to February 28, 2009.

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

In December 2005, the Company executed an 8% convertible promissory note in the amount of $10,000 with its Office Manager. The principal due hereunder shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of December 31, 2006 or later if agreed upon by the Office Manager and the Company. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been further extended to February 28, 2009.

In January 2006, the Company executed an 8% convertible promissory note in the amount of $70,000 with its Office Manager. The principal due hereunder shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of June 30, 2006 or later if agreed upon by the Office Manager and the Company.  The note was partially repaid in the amounts of $10,000 in June 2006, $2,500 in August 2006, $200 in November 2007 and $3,609 in December 2007. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been further extended to February 28, 2009.

In connection with several of the convertible notes payable, the Company issued warrants exercisable in the aggregate into 80,500 shares of the Company’s common stock at an exercise price of $1.00 per share to the note holders.  The warrants were issued at the ratio of one warrant for each $10 of convertible notes payable.  These warrants are exercisable for a period of ten years from issuance.  The fair value of all the warrants issued using the Black-Scholes Option Pricing Model was $21,339.  For the years ended December 31, 2007 and 2006, the Company recorded $0 and $5,107, respectively, in financing expense related to the issuance of these warrants.

At December 31, 2007, accrued interest due for the convertible notes – related parties was $86,021 and is included in accrued expenses in the Company’s balance sheet.  Interest expense for convertible notes payable – related parties for the years ended December 31, 2007 and 2006 was approximately $40,273 and $44,182, respectively.

RELATED PARTY PROMISSORY NOTES

At December 31, 2007, the Company had executed ten notes payable with its CEO aggregating $626,000:

•
Three of the notes, aggregating $189,000, had maturity dates of December 31, 2005 with interest at a per annum rate equal to the CEO’s private account monthly lending rate.  In December 2005, the maturity dates of the notes were extended to March 31, 2006.  In September 2006, the maturity dates of the notes were extended to March 31, 2007 and the interest rate was revised to a fixed rate of 8%, effective August 1, 2006. The maturity dates of the notes have since been extended to February 28, 2009.

•
Two of the notes, aggregating $160,000 have maturity dates of May 13, 2006 for the $150,000 note and September 30, 2006 for the $10,000 note.  Both notes bear interest at a rate equal to 8% per annum.  In September 2006, the maturity dates of the notes were extended to March 31, 2007. The maturity dates of the notes have since been extended to February 28, 2009.

•
Three of the notes, in the amounts of $7,000, $5,000 and $150,000, were executed in April 2006 and bear interest at a per annum rate equal to the CEO’s private account monthly lending rate.  The $7,000 note was repaid in April 2006.  The $5,000 note has a maturity date of September 30, 2006.  The $150,000 note has a maturity date of June 30, 2006.  In September 2006, the maturity dates of the notes were extended to March 31, 2007 and the interest rate was revised to a fixed rate of 8%, effective August 1, 2006. The maturity dates of the notes have since been extended to February 28, 2009.

•
One of the notes, in the amount of $100,000, was executed in May 2006 and bears interest at a rate equal to 9% per annum with a maturity date of July 31, 2006.  In September 2006, the maturity date of the $100,000 note was extended to March 31, 2007. The maturity date of the note has since been extended to February 28, 2009.

•
The remaining note in the amount of $22,000 was executed in February 2007 and bears interest at a rate equal to 8% per annum with a maturity date of July 31, 2007.  In September 2006, the maturity date of the $22,000 note was extended to March 31, 2007. The maturity date of the note has since been extended to February 28, 2009.

For the seven months ended July 31, 2006, the variable interest rate ranged between 8.625% and 11% per annum.  In September 2006, the interest rate of the six open notes was revised to a fixed rate of 8%, effective August 1, 2006. In connection with the $100,000 note executed in May 2006, the Company issued warrants exercisable in the aggregate into 200,000 shares of the Company’s common stock at an exercise price of $0.13 per share to the CEO.  The warrants were issued at the ratio of one warrant for each $0.50 of note payable.  These warrants are exercisable for a period of five years from issuance. In connection with the $22,000 note executed in February 2007, the Company issued warrants exercisable in the aggregate into 88,000 shares of the Company’s common stock at an exercise price of $0.05 per share to the CEO.  The warrants were issued at the ratio of four warrants for each $1.00 of note payable.  These warrants are exercisable for a period of five years from issuance. The fair value of all the warrants issued using the Black-Scholes Option Pricing Model was $28,058.  For the years ended December 31, 2007 and 2006, the Company recorded $3,758 and $24,300, respectively, in financing expense related to the issuance of these warrants.

At December 31, 2007, the Company had executed four notes payable with its President aggregating $25,000. Notes totaling $10,000 are non-interest bearing. Notes totaling $15,000 bear interest at a rate equal to 8% percent per annum. In September 2006, the maturity date of the notes was extended to March 31, 2007. The maturity dates of the notes have since been extended to December 31, 2007. The four notes were repaid in February 2008.

Interest expense for notes payable - related parties for the years ended December 31, 2007 and 2006 was approximately $52,280 and $43,774, respectively.

ITEM 13. EXHIBITS.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of StrikeForce Technologies, Inc.(1)
3.2	By-laws of StrikeForce Technologies, Inc. (1)
10.1	2004 Stock Option Plan. (1)
10.2	Securities Purchase Agreement dated December 20, 2004, by and among StrikeForce Technologies, Inc. and YA Global Investments, LP. (1)
10.3	Secured Convertible Debenture with YA Global Investments, LP. (1)
10.4	Investor Registration Rights Agreement dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement.(2)
10.5	Escrow Agreement, dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement. (2)
10.6	Security Agreement dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement. (1)
10.7	Secured Convertible Debenture with YA Global Investments, LP dated January 18, 2005. (1)
10.8	Royalty Agreement with NetLabs.com, Inc. and Amendments. (1)
10.9	Employment Agreement dated as of May 20, 2003, by and between StrikeForce Technologies, Inc. and Mark L. Kay. (1)
10.10	Amended and Restated Secured Convertible Debenture with YA Global Investments, LP dated April 27, 2005. (1)
10.11	Amendment and Consent dated as of April 27, 2005, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP. (1)
10.12	Securities Purchase Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)
10.13	Investor Registration Rights Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (2)
10.14	Secured Convertible Debenture with Highgate House Funds, Ltd. dated April 27, 2005. (2)
10.15	Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)
10.16	Escrow Shares Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)
10.17	Security Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)
10.18	Network Service Agreement with Panasonic Management Information Technology Service Company dated August 1, 2003 (and amendment). (1)
10.19	Client Non-Disclosure Agreement. (1)
10.20	Employee Non-Disclosure Agreement. (1)
10.21	Secured Convertible Debenture with Highgate House Funds, Ltd. dated May 6, 2005. (2)
10.22	Termination Agreement with YA Global Investments, LP dated February 19, 2005. (1)
10.23	Securities Purchase Agreement with WestPark Capital, Inc. (4)
10.24	Form of Promissory Note with WestPark Capital, Inc. (4)
10.25	Investor Registration Rights Agreement with WestPark Capital, Inc. (4)
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
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

(1)	Filed as an exhibit to the Registrant’s Form SB-2 dated as of May 11, 2005 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s Amendment No. 1 to Form SB-2 dated as of June 27, 2005 and incorporated herein by reference.

(3)	Filed herewith.

(4)	Filed as an exhibit to the Registrant’s Form 8-K dated August 1, 2006 and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the audit fees incurred for fiscal year 2007 and 2006:

	2007	2006
Audit fees	$45,000	$96,150
Audit related fees	10,000	70,000
Tax fees	3,000	3,000
Total	$58,000	$169,150

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited consolidated financial  statements of the Company contained in the Company's Annual Report on Form 10-KSB for the Company's 2007 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's consolidated financial statements.

The Board has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with its auditors its independence from the Company. The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company's Annual Report on Form 10-KSB for its 2007 fiscal year for filing with the SEC.

Pre-Approval Policies

The Board's policy is now to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by the Company's independent registered public accounting firm; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by the Company to its accountant in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.

The Board pre-approved all fees described above.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRIKEFORCE TECHNOLOGIES, INC.

Dated: March 28 , 2008	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: March 28 , 2008	By:	/s/ Mark Joseph Corrao
Mark Joseph Corrao
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Mark L. Kay Name: Mark L. Kay	Director	March 28, 2008

/s/Mark Joseph Corrao Name: Mark Joseph Corrao	Director	March 28, 2008

/s/Robert Denn Name: Robert Denn	Director	March 28, 2008

/s/Ramarao Pemmaraju Name: Ramarao Pemmaraju	Director	March 28, 2008

/s/George Waller Name: George Waller	Director	March 28, 2008