Form 10-Q
period 2008-03-31
StrikeForce Technologies Inc.
filed 2008-05-15
CIK 1285543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______to_______

STRIKEFORCE TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

NEW JERSEY	333-122113	22-3827597
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(I.R.S. Employer Identification No.)

1090 King Georges Post Road, Suite 108
Edison, NJ 08837
(Address of principal executive offices)

(732) 661-9641
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐   Accelerated Filer ☐       Non-Accelerated Filer☐       Smaller Reporting Company☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act).  Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 8, 2008, the issuer had 99,999,999 outstanding shares of Common Stock.

STRIKEFORCE TECHNOLOGIES, INC.

FORM 10-Q

March 31, 2008

INDEX

PART I-- FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements	F-1-F-30
Item 2.	Management’s Discussion and Analysis of Financial Condition	3
Item 3	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Control and Procedures	15

PART II-- OTHER INFORMATION

Item 1. FINANCIAL STATEMENTS

STRIKEFORCE TECHNOLOGIES, INC.
INDEX TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

STRIKEFORCE TECHNOLOGIES, INC.
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
Current Assets:
Cash and cash equivalents	$27,217	$16,307
Restricted cash	975,000	-
Accounts receivable	32,443	32,960
Current portion of deferred royalties	326,808	326,808
Prepayments and other current assets	16,154	6,325
Total current assets	1,377,622	382,400

Property and equipment, net	13,516	16,963
Deferred royalties, net of current portion	1,350,406	1,424,563
Website development cost, net	3,946	4,688
Patents	4,329	4,329
Security deposit	8,684	8,684
Total Assets	$2,758,503	$1,841,627

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Convertible secured notes payable	$672,167	$672,167
Derivative financial instruments	375,796	1,468,264
Current maturities of convertible notes payable	719,000	800,000
Convertible notes payable - related parties	419,255	107,500
Notes payable	313,750	281,250
Notes payable - related parties	696,000	25,000
Capital leases payable	5,532	5,532
Accounts payable	891,894	961,552
Accrued expenses	1,360,417	1,187,762
Payroll taxes payable	53,375	53,375
Common stock to be issued	131,933	8,155
Due to factor	209,192	209,192
Due to employees	49,205	48,326
Total current liabilities	5,897,516	5,828,075

Convertible notes payable, less current maturities,
net of discount of $123,609 and $148,421, respectively	646,391	636,579
Convertible notes payable - related parties, net of current portion	-	366,691
Notes payable, net of current portion	1,450,000	-
Notes payable - related parties, net of current portion	-	626,000
Total Liabilities	7,993,907	7,457,345

Commitments and contingencies

Stockholders' Deficit
Preferred stock at $0.10 par value; 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.0001 par value; 100,000,000 shares authorized;
99,999,999 shares issued and outstanding	10,000	10,000
Additional paid-in capital	10,859,757	10,750,732
Accumulated deficit	(16,105,161)	(16,376,450)
Total Stockholders' Deficit	(5,235,404)	(5,615,718)
Total Liabilities and Stockholders' Deficit	$2,758,503	$1,841,627

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007

Revenues	$50,235	$498,400

Cost of sales	22,779	14,955

Gross profit	27,456	483,445

Operating expenses:
Selling, general and administrative expenses	472,211	553,532
Research and development	100,269	88,540
Total operating expenses	572,480	642,072

Loss from operations before other (income) expense	(545,024)	(158,627)

Other (income) expense:
Interest expense	146,516	4,087
Financing expense	255,889	325,180
Derivative instruments (income) expense, net	(1,092,468)	16,517
Forgiveness of debt	(126,250)	-
Total other (income) expense	(816,313)	345,784

Net income (loss)	$271,289	$(504,411)

Net income (loss) per common share - basic and diluted	$0.003	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	99,999,999	30,505,321

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2007

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2006	28,844,494	$2,884	$9,083,853	$(12,378,048)	$(3,291,311)

Sale of shares of common stock including warrants	2,721,071	272	75,269	-	75,541

Issuance of shares of common stock for conversions of	54,365,697	5,438	755,876	-	761,314
notes payable and accrued interest

Issuance of shares of common stock for consulting services	6,774,238	677	86,825	-	87,502

Issuance of shares of common stock for financing	7,294,499	729	159,525	-	160,254

Issuance of warrants in connection with convertible notes payable	-	-	153,192	-	153,192

Issuance of warrants in connection with consulting services	-	-	9,817	-	9,817

Employee stock option compensation	-	-	426,375	-	426,375

Net loss	-	-	-	(3,998,402)	(3,998,402)

Balance at December 31, 2007	99,999,999	$10,000	$10,750,732	$(16,376,450)	$(5,615,718)

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2007	99,999,999	$10,000	$10,750,732	$(16,376,450)	$(5,615,718)

Issuance of warrants in connection with promissory notes payable	-	-	4,350	-	4,350

Employee stock option compensation	-	-	104,675	-	104,675

Net income	-	-	-	271,289	271,289

Balance at March 31, 2008	99,999,999	$10,000	$10,859,757	$(16,105,161)	$(5,235,404)

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
Cash flows from operating activities:
Net loss	$271,289	$(504,411)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	4,189	4,741
Forgiveness of debt	(126,250)	-
Amortization of deferred financing costs	-	10,284
Discount on notes payable	145,000	-
Amortization of discount on convertible notes	24,812	187,520
Amortization of deferred royalties	74,157	70,659
Mark to market on derivative financial instruments	(1,092,468)	16,517
Employee stock option compensation	104,675	94,657
Issuance of common stock, options and warrants for consulting services	-	45,148
Issuance of common stock and warrants for financing expense	4,350	49,902
Changes in assets and liabilities affecting operations:
Accounts receivable	517	(271,349)
Prepaid expenses	(9,829)	(2,520)
Accounts payable	15,797	58,793
Accrued expenses	172,655	115,702
Common stock to be issued	123,778	-
Due to employees	(48,326)	778
Net cash used in operating activities	(335,654)	(123,579)

Cash flows from investing activities:
Investment in website	-	(565)
Purchases of property and equipment	-	(1,689)
Net cash used in investing activities	-	(2,254)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	-	53,691
Proceeds from convertible notes payable	-	172,000
Proceeds from notes payable	150,000	-
Proceeds from notes payable - related parties	70,000	-
Payments of convertible notes payable - related parties	(54,936)	-
Payments of notes payable	(117,500)	(50,000)
Proceeds from notes payable, net of discount of $145,000, in the form of restricted cash	1,305,000	-
Payments of convertible notes payable	(6,000)	-
Payments of notes payable - related parties	(25,000)	22,000
Principal payments on capital leases	-	(5,393)
Net cash provided by financing activities	1,321,564	192,298

Net increase in cash	985,910	66,465

Cash and cash equivalents at beginning of period	16,307	7,455

Cash and cash equivalents at end of period, including restricted cash	$1,002,217	$73,920

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$146,516	$14,633
Income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable into common stock	$-	$67,885
Issuance of warrants for convertible notes	$-	$3,758

STRIKEFORCE TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 1  -  NATURE OF OPERATIONS

StrikeForce Technical Services Corporation was incorporated in August 2001 under the laws of the State of New Jersey. On September 3, 2004, the stockholders approved an amendment to the Certificate of Incorporation to change the name to StrikeForce Technologies, Inc. (“StrikeForce” or the “Company”).  Prior to December 2002, the Company was a reseller of computer hardware, software products, and telecommunications equipment and services. In December 2002, the Company began to acquire the rights to intangible technology, which upon the consummation changed the direction of the Company’s business.  The Company is a software development and services company.  The Company owns the exclusive right to license and develop various identification protection software products that were developed to protect computer networks from unauthorized access and to protect network owners and users from identity theft.  The Company has developed a suite of products based upon the licenses and the Company is seeking to commercially exploit the products in the areas of financial services, eCommerce, corporate, government and consumer sectors.  The technology developed by the Company and used in the Company’s ProtectID™ and GuardedID® products is the subject of two pending patent applications. The Company’s firewall product is no longer being developed and the provisional patent application was allowed to expire. A fourth patent application relating to the Company’s ProtectID™ product was combined into the first ProtectID™ pending patent application and the fourth application was allowed to lapse.  The Company’s operations are based in Edison, New Jersey.

NOTE 2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim period

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2007 and notes thereto contained in the Report on Form 10-KSB of the Company as filed with the United States Securities and Exchange Commission (the “SEC”) on March 31, 2008.  Interim results are not necessarily indicative of the results for the full year.

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

Outstanding account balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company had no bad debt expense for the three months ended March 31, 2008 or 2007. There were no allowances for doubtful accounts at March 31, 2008 or 2007.

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

Patents

All costs incurred to the point when a patent application is to be filed are expensed as incurred as research and development cost. Patent application costs, generally legal costs, thereafter incurred are capitalized. Patents are amortized over the expected useful lives of the patents, which is generally 17 to 20 years for domestic patents and 5 to 20 years for foreign patents, once the patents are granted or are expensed if the patent application is rejected. The costs of defending and maintaining patents are expensed as incurred. As of March 31, 2008, the Company capitalized $4,329 in patent application costs as incurred with no amortization due to the fact that the patent applications are still pending.

Impairment of long-lived assets

Long-lived assets, which include property and equipment, deferred royalties, website development cost and patents are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable or the useful life is shorter than originally estimated.

The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives. The Company determined that there was no impairment based on management’s evaluation at March 31, 2008 or 2007.

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

Derivatives

The Company accounts for derivatives in accordance with SFAS No. 133 and the related interpretations. SFAS No. 133, as amended, requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation. At March 31, 2008, the Company had not entered into any transactions which were considered hedges under SFAS No. 133.

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

Hardware – Revenue from hardware sales is recognized when the product is shipped to the customer and there are either no unfulfilled Company obligations or any obligations that will not affect the customer's final acceptance of the arrangement.  Any cost of these obligations is accrued when the corresponding revenue is recognized.  For the three months ended March 31, 2008 and 2007, total hardware revenues for products shipped or delivered were $640 and $0, representing 1.3% and 0% of total revenues, respectively.  There were no revenues from fixed price long-term contracts.

Software – Revenue from delivered elements of one-time charge licensed software is recognized at the inception of the license term, provided the Company has vendor-specific objective evidence of the fair value of each delivered element.  Revenue is deferred for undelivered elements. The Company recognizes revenue from the sale of software licenses, when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured.  Delivery generally occurs when the product is delivered to a common carrier.  The Company assesses collection based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer.  The Company does not request collateral from customers.  If the Company determines that collection of a fee is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. Revenue from monthly software licenses is recognized on a subscription basis.  For the three months ended March 31, 2008 and 2007, total software revenues for software shipped or delivered were $23,249 and $470,200 representing 46.3% and 94.3% of total revenues, respectively.

Services – Revenue from time and service contracts is recognized as the services are provided.  The Company offers an Application Service Provider hosted service whereby customer usage transactions are invoiced monthly on a cost per transaction basis.  The service is sold via the execution of a Service Agreement between the Company and the customer.  Initial set-up fees are recognized upon completion of service. For the three months ended March 31, 2008 and 2007, total revenues for services provided were $26,346 and $28,200 representing 52.4% and 5.7% of total revenues, respectively.

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

	March 31, 2008	March 31, 2007
Risk-free interest rate	4.0% - 5.2%	4.5% - 4.8%
Dividend yield	0.00%	0.00%
Expected volatility	200% - 400%	166% - 198%
Expected option life	5 - 10 years	5 - 10 years

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

The adoption of SFAS No. 123R increased the Company’s reported operating loss and net loss by $104,675 and $94,657 for the three months ended March 31, 2008 and 2007, respectively. The expense is classified as selling, general and administrative expense on the statement of operations.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs shown in the table above for 2008 and 2007 are as follows:

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

Software development costs

Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”) requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers.  Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life.  To date, all costs have been accounted for as research and development costs and no software development cost has been capitalized.  Total research and development costs for the three months ended March 31, 2008 and 2007 were $100,269 and $88,540, respectively.

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic loss per share is computed by taking net loss divided by the weighted average number of common shares outstanding for the period.  Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt, which excludes 6,098,170 shares of common stock to be issued, 25,390,884 shares of stock options, 11,615,772 shares of common stock issuable under warrants and 24,077,080 shares of common stock issuable under the conversion feature of the convertible notes payable for the three months ended March 31, 2008, and 9,850,753 shares of stock options, 3,957,579 shares of common stock issuable under warrants and 9,502,015 shares of common stock issuable under the conversion feature of the convertible notes payable for the three months ended March 31, 2007, respectively. These potential shares of common stock were not included as they were anti-dilutive.

Recently issued accounting pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8889 on February 1, 2008. Commencing with its annual report for the fiscal year ending December 31, 2008, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement:

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

NOTE 3 -  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $16,105,161 and a working capital deficiency of $4,519,894 at March 31, 2008 and had a net income and cash used in operations of $271,289 and $335,654 for the three months ended March 31, 2008, respectively.

Currently, the Company is attempting to increase revenues and improve gross margins by implementing a revised sales and marketing strategy. In principle, the Company is redirecting its sales focus from direct sales to companies using an internal sales force, to selling through a distribution channel of Value Added Resellers and Original Equipment Manufacturers. The profit margin from this approach is more lucrative than selling direct due to the increase in sales volume of GuardedID® through a distribution channel strategy. This strategy, if successful, should increase the Company’s sales and revenues allowing the Company to mitigate future losses. In addition, management has raised funds through convertible debt instruments and the sale of equity in order to help alleviate the working capital deficiency. Through the utilization of the public capital markets, the Company plans to raise the funds necessary to continue to expand and enhance its growth; however, there can be no assurance that they will be able to increase revenues or raise additional capital. The Company is currently in negotiations with investors to conclude the necessary working capital needs of the Company.

Management expects cash flows from operating activities to improve by the third quarter of 2008, primarily as a result of certain contracts, although there can be no assurance that such contracts will materialize in revenue sufficient to meet operating expenses and fund future operations.  The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If it fails to generate positive cash flows or obtain additional financing when required, it may have to modify, delay or abandon some or all of its business and expansion plans.

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

As of March 31, 2008 the options to purchase 2,530,000 shares that vested at issuance are valued (as fixed) at $1,066,395, the options to purchase 2,530,000 shares that vested at September 11, 2005 are valued (as fixed) at $1,529,132, and the options to purchase the final 2,540,000 shares (which vested on September 11, 2006) are valued (as fixed) at $264,160. The deferred royalties are being amortized over the term of the original NetLabs Agreement of ten (10) years which will terminate on August 31, 2013.  At March 31, 2008, the total value of the deferred royalties, net of accumulated amortization of $1,182,473, is $1,677,214.  For the three months ended March 31, 2008 and 2007, $74,157 and $70,659 of royalties were expensed, respectively.

The following table summarizes the annual amounts of deferred royalties that are amortized to general and administrative expenses over the next five (5) years and thereafter:

2008	$252,651
2009	303,834
2010	303,834
2011	303,834
2012	303,834
2013 and beyond	209,227
Total deferred royalties	1,677,214
Less current portion	(326,808)
Deferred royalties, net of current portion	$1,350,406

NOTE 5 -  CONVERTIBLE NOTES PAYABLE

Convertible notes payable at March 31, 2008 and December 31, 2007 consisted of the following:

2008	2007
(1)   Convertible note bearing interest at 8% per, with a conversion price of $0.90 per share, extended three times through March 31, 2008. The Company issued 45,000 warrants with an exercise price of $0.20 per share and expiring January 26, 2009, relating to the first extension, and 100,000 restricted shares of the Company’s common stock at $0.05 per share, relating to the second extension. No consideration was given for the third extension. The fair value of the warrants was $4,878. For the three months ended March 31, 2008 and 2007, the Company recorded $0 and $488, respectively, in financing expenses related to the issuance of the warrants. In April 2008, the Company assigned the note to the Company’s investor group and the note holder agreed to an amount of $12,500 as full settlement of the note. The settlement amount was paid to the note holder by the Company in April 2008 (see Note 15).
$125,000	$125,000

(2) Convertible note bearing interest at 8% per annum maturing on March 28, 2008, with a conversion price of $0.90 per share. As of March 28, 2008, the Company and the note holder are in discussions regarding a settlement of the note balance.	235,000	235,000
(3) Convertible non-interest bearing note with a public relations firm for services rendered, having a conversion price of $0.90 per share and maturing on June 30, 2006. In January 2007, the Company agreed to make periodic payments in order to repay the note in full by June 30, 2008.	9,000	15,000
(4) Convertible note bearing interest at 8% per annum maturing on June 20, 2008, with a conversion price of $0.90 per share.	10,000	10,000
(5) Convertible note bearing interest at 8% per annum maturing on July 7, 2008, with a conversion price of $0.90 per share.	15,000	15,000
(6) Convertible note bearing interest at 8% per annum maturing on July 11, 2008, with a conversion price of $0.90 per share.	15,000	15,000
(7) Convertible note bearing interest at 8% per annum maturing on July 27, 2008, with a conversion price of $0.90 per share.	10,000	10,000
(8) Convertible note bearing interest at 8% per annum maturing on July 27, 2008, with a conversion price of $0.90 per share.	100,000	100,000
(9) Convertible note bearing interest at 8% per annum maturing on March 15, 2008, with a conversion price of $0.90 per share. The Company issued 66,667 warrants with an exercise price of $0.55 per share and expiring March 15, 2008. The fair value of the warrants was $12,300. For the three months ended March 31, 2008 and 2007, the Company recorded $1,025 and $1,538, respectively, in financing expense related to the issuance of these warrants. As of March 15, 2008, the Company and the note holder are in discussions regarding a settlement of the note balance.	100,000	100,000
(10) Convertible note bearing interest at 9% per annum maturing on June 9, 2009, with a conversion price of $0.14 per share. The Company issued 400,000 warrants with an exercise price of $0.25 per share and expiring June 9, 2011. The fair value of the warrants was $36,960. For the three months ended March 31, 2008 and 2007, the Company recorded $3,080 and $3,080, respectively, in financing expense related to the issuance of these warrants.	200,000	200,000
(11) Convertible note bearing interest at 9% per annum maturing on September 29, 2009, with a conversion price of $0.08 per share. The Company issued 562,500 warrants with an exercise price of $0.16 per share and expiring September 23, 2011. The fair value of the warrants was $39,600. For the three months ended March 31, 2008 and 2007, the Company recorded $3,300 and $3,300, respectively, in financing expense related to the issuance of these warrants.	150,000	150,000

(12) Six units, sold in February 2007, to six individuals; each unit consists of an 18% convertible note of $16,667 for a total of $100,000, maturing August 31, 2007, with a conversion price of $0.05 per share and 66,667 bonus shares of the Company’s common stock, per individual, valued at $0.03988, for a total of 400,000 shares of common stock. Six months of prorated interest of $8,729, was due at closing and paid to the note holders. The Company paid a placement agent fee of $10,000 and issued 80,000 shares of the Company’s common stock, at $0.03988, in March 2007. The Company also paid an escrow agent fee of $500 and a legal fee of $1,000. For the three months ended March 31, 2008 and 2007, the Company expensed $0 and $19,142, respectively, of financing expenses related to the issuance of the shares. In November 2007 the notes were extended to April 30, 2008.  Per the terms of the extensions, the Company repaid 20% of the note balances in November 2007. Of the remaining balances, 20% was due by January 31, 2008 and 60% plus accrued interest was due by April 30, 2008. The payments have been extended by the Company. In conjunction with the November extensions, the note holders shall receive an aggregate total of 200,000 shares of the Company’s common stock per month (“extension shares”) with a value based on the closing market price of the stock on the 18th of each month. In November 2007, the Company issued 600,000 extension shares at $0.007 per share to the note holders for the months of September through November and 120,000 shares of common stock at $0.007 per share to the placement agent in relation to the extensions. In December 2007, the Company recorded 200,000 shares of common stock at $0.011 per share to the note holders and 40,000 shares of common stock to the placement agent as the December extension shares. For the months of January to March 2008, the Company recorded 200,000 shares of common stock per month at $0.021, $0.029 and $0.025, respectively, per share to the note holders and 40,000 shares of common stock per month to the placement agent as the January to March 2008 extension shares. All of the above issued Company shares have Rule 144 piggyback registration rights. For the three months ended March 31, 2008 and 2007, the Company expensed $18,000 and $0, respectively, of financing expenses related to the shares recorded for the note extensions.
80,000	80,000
(13) Convertible note executed in March 2007 bearing interest at 18% per annum maturing on January 31, 2008, with a conversion price of $0.025 per share, which has been extended three times through January 31, 2008. The Company also issued 150,000 restricted shares of common stock, valued at $0.039 per share. The Company issued 150,000 shares of restricted common stock and the note holder converted interest of $3,513.70 into 159,714 shares of common stock both at $0.022 per share relating to the first extension. The Company issued 150,000 shares of restricted common stock and the note holder converted interest of $3,402.74 into 162,035 shares of common stock both at $0.021 per share relating to the second extension. The Company recorded 50,000 shares of restricted common stock and recorded the note holder’s converted interest of $3,402.74 into 154,670 shares of common stock both at $0.022 per share relating to the third extension. All of the Company’s shares of common stock issued in connection with the convertible notes and the extensions have Rule 144 piggyback registration rights. For the three months ended March 31, 2008 and 2007, the Company expensed $0 and $5,850, respectively, in financing expenses related to the issuance of the shares for the note and extensions. In March 2008, the Company assigned the note to the Company’s investor group and the note holder agreed to an amount of $15,000 as full settlement of the note. The settlement amount was paid to the note holder by the investor group in March 2008 (see Note 15).
-	75,000

(14) One unit, sold in April 2007, consisting of an 18% convertible note payable of $25,000, maturing October 24, 2007, with a conversion price of $0.05 per share and 120,000 bonus shares of the Company’s common stock, at $0.019 per share, . Six months of prorated interest of $2,250, due at closing was paid to the note holder. The Company paid a placement agent fee of $3,209 and issued 24,000 shares of the Company’s common stock, at $0.019, in May 2007 and an escrow agent fee of $660. For the three months ended March 31, 2008 and 2007, the Company expensed $0 and $0 of financing expenses related to the issuance of the shares. In November 2007 the note was extended to April 30, 2008. Per the terms of the extension, the Company repaid 20% of the note balance in November 2007. Of the remaining note balance, 20% was due by January 31, 2008 and 60% plus accrued interest was due by April 30, 2008. The payments have been extended by the Company. In conjunction with the November extension, the note holder shall receive 50,000 restricted shares of the Company’s common stock per month (“extension shares”) with a value based on the closing market price of the stock on the 18th of each month. In November 2007, the Company issued 50,000 shares of common stock at $0.007 per share to the note holder and 10,000 shares of common stock at $0.007 per share to the placement agent for the November 2007 extension. In December 2007, the Company recorded 50,000 shares of common stock at $0.011 per share to the note holder and 10,000 shares of common stock to the placement agent as the December extension shares. For the months of January to March 2008, the Company recorded 50,000 shares of common stock per month at $0.021, $0.029 and $0.025, respectively, per share to the note holders and 10,000 shares of common stock per month to the placement agent as the January to March 2008 extension shares. All of the above issued Company shares have Rule 144 piggyback registration rights. For the three months ended March 31, 2008 and 2007, the Company expensed $4,500 and $0, respectively, of financing expenses related to the shares to be issued for the note extension.
	20,000	20,000
(15) Convertible note executed in May 2007 bearing interest at 9% per annum maturing on May 1, 2009, with a conversion price of $0.035 per share. The Company issued 571,429 warrants with an exercise price of $0.07 per share and an expiration date of May 1, 2009. The fair value of the warrants issued was $10,114. For the three months ended March 31, 2008 and 2007, the Company recorded $1,264 and $0, respectively, in financing expense related to the issuance of these warrants.	100,000	100,000
(16) Convertible note for $15,000 executed in June 2007 bearing interest at 9% per annum maturing on June 21, 2009, with a conversion price of $0.015 per share. The Company issued 1,200,000 warrants with an exercise price of $0.03 per share and an expiration date of June 21, 2009. The fair value of the warrants issued was $17,880. For the three months ended March 31, 2008 and 2007, the Company recorded $2,235 and $0, respectively, in financing expense related to the issuance of these warrants. In February 2008, the Company assigned the note to the Company’s investor group and the note holder agreed to an amount of $3,000 as full settlement of the note. The settlement amount was paid to the note holder by the investor group in February 2008 (see Note 15).
	-	15,000
(17) Convertible notes executed in June 2007 bearing interest at 8% per annum maturing on June 29, 2009, with a conversion price of $0.02 per share. The Company issued 1,000,000 warrants with an exercise price of $0.04 per share and an expiration date of June 29, 2009. The fair value of the warrants was $21,800. For the three months ended March 31, 2008 and 2007, the Company recorded $2,725 and $0, respectively, in financing expense related to the issuance of these warrants.	100,000	100,000

(18) Convertible note executed in July 2007 bearing interest at 8% per annum maturing on July 2, 2009, with a conversion price of $0.02 per share. The Company issued 1,000,000 warrants with an exercise price of $0.04 per share and an expiration date of July 2, 2009. The fair value of the warrants issued was $29,800. For the three months ended March 31, 2008 and 2007, the Company recorded $3,725 and $0, respectively, in financing expense related to the issuance of these warrants.	100,000	100,000
(19) Convertible notes executed in August 2007 bearing interest at 9% per annum maturing on August 9, 2009, with a conversion price of $0.025 per share. The Company issued 960,000 warrants with an exercise price of $0.04 per share and an expiration date of August 9, 2010. The fair value of the warrants was $23,040. For the three months ended March 31, 2008 and 2007, the Company recorded $1,920 and $0, respectively, in financing expense related to the issuance of these warrants.	120,000	120,000
	1,489,000	1,585,000

Less current maturities	(719,000)	(800,000)
	$770,000	$785,000

The Black-Scholes Option Pricing Model was used to calculate the fair value of all the above mentioned warrants.

Interest expense for the convertible notes payable for the three months ended March 31, 2008 and 2007 was $35,852 and $21,625, respectively.

NOTE 6 -  CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

Convertible notes payable – related parties at March 31, 2008 and December 31, 2007 consisted of the following:

	2008	2007
(1) Convertible note executed in November 2003 with the VP of Technology bearing interest at the prime rate plus 2% per annum with an extended maturity date of September 30, 2008, and a conversion price of $1.00 per share. The Company issued 5,000 warrants with an exercise price of $1.00 per share expiring November 10, 2013. The fair value of the warrants issued was $2,038. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	$50,000	$50,000
(2) Convertible note executed in January 2004 with the VP of Technology bearing interest at the prime rate plus 4% per annum with an extended maturity date of September 30, 2008, and a conversion price of $1.00 per share. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	7,500	7,500
(3) Convertible notes executed in February, June, September 2004 and August 2005 with the CEO bearing interest at an amended rate of 8% per annum with an extended maturity date of February 28, 2009, and a conversion price of $1.00 per share. The Company issued 18,000 warrants with an exercise price of $1.00 per share and expiration dates of February 4, 2014, September 7, 2014 and August 16, 2015. The fair value of the warrants issued was $3,387. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	230,000	230,000

(4) Convertible notes executed in August, and September 2005 with a Software Developer bearing interest at 8% per annum with an extended maturity date of February 28, 2009, and a conversion price of $1.00 per share. The Company issued 1,500 warrants with an exercise price of $1.00 per share and expiration dates of August 26, 2015 and September 29, 2015. The fair value of the warrants issued was $372. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	15,000	15,000
(5) Convertible note executed in August 2005 with the President bearing interest at 8% per annum with an extended maturity date of December 31, 2007, and a conversion price of $1.00 per share. The Company issued 5,000 warrants with an exercise price of $1.00 per share and an expiration date of August 26, 2015. The fair value of the warrants issued was $1,230. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The note was repaid in full in February 2008.	-	50,000
(6) Convertible note executed in September 2005 with a relative of the Chief Financial Officer bearing interest at 8% per annum with an extended maturity date of February 28, 2009, and a conversion price of $1.00 per share. The Company issued 500 warrants with an exercise price of $1.00 per share and an expiration date of December 7, 2015. The fair value of the warrants issued was $127. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	5,000	5,000
(7) Convertible note executed in December 2005 with a Software Developer bearing interest at 8% per annum with an extended maturity date of February 28, 2009, and a conversion price of $1.00 per share. The Company issued 1,000 warrants with an exercise price of $1.00 per share and an expiration date of December 6, 2015. The fair value of the warrants issued was $427. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	10,000	10,000
(8) Convertible notes executed in December 2005 and January 2006 with the Office Manager bearing interest at 8% per annum with an extended maturity date of February 28, 2009, and a conversion price of $1.00 per share. The Company issued 8,000 warrants with an exercise price of $1.00 per share and expiration dates of December 28, 2015 and January 9, 2016. The fair value of the warrants issued was $3,145. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	58,755	63,691
(9) Convertible notes executed in January and February 2006 with the CEO bearing interest at an amended rate of 8% per annum with an extended maturity date of February 28, 2009, and a conversion price of $1.00 per share. The Company issued 3,800 warrants with an exercise price of $1.00 per share and expiration dates of January 18, 2016 and February 28, 2016. The fair value of the warrants issued was $415. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	38,000	38,000
(10) Convertible note executed in March 2006 with a Software Developer bearing interest at 8% per annum with an extended maturity date of February 28, 2009, and a conversion price of $0.75 per share. The Company issued 500 warrants with an exercise price of $1.00 per share and an expiration date of March 6, 2016. The fair value of the warrants issued was $45. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	5,000	5,000

	419,255	474,191
Less current maturities	(419,255)	(107,500)
	$-	$366,691

The Black-Scholes Option Pricing Model was used to calculate the fair value of all the above mentioned warrants.

At March 31, 2008 and 2007, accrued interest due for the convertible notes – related parties was $94,916 and $55,406, respectively, and is included in accrued expenses in the accompanying balance sheet. Interest expense for convertible notes payable – related parties for the three months ended March 31, 2008 and 2007 was $8,895 and $9,659, respectively.

NOTE 7 -  NOTES PAYABLE

Notes payable at March 31, 2008 and December 31, 2007 consisted of the following:

2008	2007
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

(2)   Six units sold in July 2006 to six individuals, each unit consisting of a 12% promissory note of $25,000, maturing January 10, 2007 and 250,000 bonus shares of the Company’s common stock, at $0.085, for a total of $150,000 and 1,500,000 shares of common stock. Six months interest of $9,000, due at closing was paid to the note holders. The Company paid a placement agent fee of $15,000 and issued 150,000 shares of the Company’s common stock, at $0.085, in August 2006, paid an escrow agent fee of $3,000, a due diligence fee of $7,500 and issued 50,000 shares of the Company’s common stock, at $0.085, to the placement agent in July 2006. In January 2007, the Company extended the maturity date of five of the promissory notes, totaling $100,000, to March 10, 2007 and increased the interest rate of the promissory notes to 20% per annum. The remaining promissory note in the amount of $50,000 was paid in full in February 2007. In March, May, July and August 2007, the Company paid $81,250 against the five remaining notes. For the months of February through November 2007, the Company issued 462,500 extension shares of the Company’s common stock to the note holders who had open balances in each of those months and 46,250 extension shares to the placement agent, with the shares ranging from $0.010 to $0.0435,. For the month of December 2007, the Company recorded 18,750 extension shares of the Company’s common stock to the two remaining note holders who had open balances and 1,875 extension shares to the placement agent, at $0.011 per share. For the months of January through March 2008, the Company recorded 56,250 extension shares of the Company’s common stock to the two remaining note holders who had open balances and 5,625 extension shares to the placement agent, with the shares ranging from $0.021 to $0.029. For the months of May through July 2007, the Company issued a total of 450,000 penalty shares of the Company’s common stock, ranging from $0.022 to $0.03, to all of the note holders per the terms of the notes and 30,000 penalty shares, ranging from $0.022 to $0.03, to the placement agent. All of the above issued shares have Rule 144 piggyback registration rights. For the three months ended March 31, 2008 and 2007, the Company expensed $1,547 and $7,535, respectively, of financing expenses related to the shares issued and to be issued for the note extensions and penalties.
	18,750	18,750
(3) Promissory note executed in June 2007, bearing interest at 9% per annum, maturing on December 14, 2007. The Company issued 100,000 warrants with an exercise price of $0.05 per share with an expiration date of June 14, 2012. The fair value of the warrants issued was $1,800. In December 2007, the Company repaid $5,000 of the principal to the note holder and the note was extended to January 31, 2008. As of March 31, 2008, the Company is pursuing a settlement agreement with the note holder.	45,000	45,000
(4) Promissory note for $15,000 executed in November 2007, bearing interest at 8% per annum, maturing on May 21, 2008 with a financial consultant for services to be rendered per the terms of an agreement executed in November 2007. In March 2008, the agreement was terminated and the note was cancelled.	-	15,000
(5) Promissory note for $52,500 executed in December 2007, bearing interest at 12% per annum, maturing on September 6, 2008. The Company issued 550,000 restricted shares of common stock, at $0.01 per share. The note was repaid in full in March 2008.	-	52,500
(6) Promissory note for $50,000 executed in December 2007, bearing interest at 8% per annum, maturing on December 31, 2008. The Company released the 2,000,000 pledge shares that were being held in escrow relating to two other notes executed with the same individual. The note was repaid in full in March 2008.	-	50,000
(7) Promissory note executed in January 2008, bearing interest at 8% per annum, maturing on September 30, 2008. The Company recorded 1,000,000 shares of restricted common stock, valued at $0.0092 per share, with Rule 144 piggyback registration rights. For the three months ended March 31, 2008 and 2007, the Company expensed $9,200 and $0, respectively, of financing expenses related to the shares to be issued.	100,000	-

(8) Promissory note executed in January 2008, bearing interest at 18% per annum, maturing on July 31, 2008. The Company issued 150,000 warrants with an exercise price of $0.025 per share with an expiration date of January 31, 2013. The fair value of the warrants issued was $4,350. For the three months ended March 31, 2008 and 2007, the Company recorded $1,450 and $0, respectively, in financing expense related to the issuance of these warrants.	50,000	-
(9)   Thirty-seven units, sold in January 2008 per the terms of a term sheet executed with an investor group in January 2008 (see Note 15), with each unit consisting of a 10% promissory note of $25,000, maturing three years from the execution date and with a 10% discount rate, and 62,000 non-dilutable (for one year) restricted shares of the Company’s common stock, at market price. The Company expensed the discount rate of $92,500, related to the units sold, as financing expense. The Company recorded 2,294,000 shares of restricted common stock, with the shares ranging from $0.023 to $0.025, related to the units sold. For the three months ended March 31, 2008 and 2007, the Company expensed $53,010 and $0, respectively, of financing expenses related to the shares to be issued.
	925,000	-
(10) Seventeen units, sold in February 2008 per the terms of a term sheet executed with an investor group in January 2008 (see Note 15), with each unit consisting of a 10% promissory note of $25,000, maturing three years from the execution date and with a 10% discount rate, and 62,000 non-dilutable (for one year) restricted shares of the Company’s common stock, at market price. The Company expensed the discount rate of $42,500, related to the units sold, as financing expense. The Company recorded 1,054,000 shares of restricted common stock, with the shares ranging from $0.028 to $0.038, related to the units sold. For the three months ended March 31, 2008 and 2007, the Company expensed $31,124 and $0, respectively, of financing expenses related to the shares to be issued.
	425,000	-
(11) Four units, sold in March 2008 per the terms of a term sheet executed with an investor group in January 2008 (see Note 15), with each unit consisting of a 10% promissory note of $25,000, maturing three years from the execution date and with a 10% discount rate, and 62,000 non-dilutable (for one year) restricted shares of the Company’s common stock, at market price. The Company expensed the discount rate of $10,000, related to the units sold, as financing expense. The Company recorded 248,000 shares of restricted common stock, with the shares valued at $0.025, related to the units sold. For the three months ended March 31, 2008 and 2007, the Company expensed $6,200 and $0, respectively, of financing expenses related to the shares to be issued.
	100,000	-
	1,763,750	281,250
Less current maturities	(313,750)	(281,250)
	$1,450,000	$-

The Black-Scholes Option Pricing Model was used to calculate the fair value of all the above mentioned warrants.

Interest expense for notes payable for the three months ended March 31, 2008 and 2007 was $33,275 and $5,030, respectively.

NOTE 8 -  NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties at March 31, 2008 and December 31, 2007 consisted of the following:

	2008	2007
(1) Promissory notes executed in March 2004 with the CEO bearing interest at an amended rate of 8% per annum with an extended maturity date of February 28, 2009.	$105,000	$105,000
(2) Promissory note executed in November 2004 with the CEO bearing interest at an amended rate of 8% per annum with an extended maturity date of February 28, 2009.	84,000	84,000

(3) Promissory notes executed in January 2006 with the President, non-interest bearing, with an extended maturity date of December 31, 2007. The note was repaid in full in February 2008.	-	10,000
(4) Promissory notes executed in February and April 2006 with the CEO bearing interest at 8% per annum with an extended maturity date of February 28, 2009.	315,000	315,000
(5) Promissory notes executed in February and March 2006 with the President bearing interest at 8% per annum with an extended maturity date of December 31, 2007. The notes were repaid in full in February 2008.	-	15,000
(6) Promissory note executed in May 2006 with the CEO bearing interest at 9% per annum with an extended maturity date of February 28, 2009. The Company issued 200,000 warrants with an exercise price of $0.13 per share and an expiration date of May 25, 2011. The fair value of the warrants issued was $24,300.	100,000	100,000
(7) Promissory note executed in February 2007 with the CEO bearing interest at 8% per annum with an extended maturity date of February 28, 2009. The Company issued 88,000 warrants with an exercise price of $0.05 per share and an expiration date of February 21, 2012. The fair value of the warrants issued was $3,758. For the three months ended March 31, 2008 and 2007, the Company recorded $0 and $1,879, respectively, in financing expense related to the issuance of these warrants.	22,000	22,000
(8) Promissory notes executed in February 2008 with the President bearing interest at 8% per annum with a maturity date of February 28, 2009.	70,000	-
	696,000	651,000
Less current maturities	(696,000)	(25,000)
	$-	$626,000

The Black-Scholes Option Pricing Model was used to calculate the fair value of all the above mentioned warrants.

Interest expense for notes payable - related parties for the three months ended March 31, 2008 and 2007 was $13,636 and $12,891, respectively.

NOTE 9 -  CAPITAL LEASE PAYABLE

The aggregate minimum remaining lease payments under capital leases consisted of the following at March 31, 2008:

March 31, 2008

Due period ending March 31, 2008	$5,532
Less: amount representing interest	-
Net present value of capital lease obligations	5,532
Current portion of capital lease payable	(5,532)
Capital lease payable, net of current portion	$-

The capital leases listed above relate to property and equipment with a book value of $11,830.

NOTE 10 -  CONVERTIBLE SECURED NOTES PAYABLE

Convertible secured notes payable consisted of the following at March 31, 2008 and December 31, 2007:

	2008	2007

YA Global (formerly Cornell)	$427,447	$427,447
Highgate House Funds, Ltd.	244,720	244,720
Total convertible secured notes payable	$672,167	$672,167

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

Interest expense for convertible secured notes payable for the three months ended March 31, 2008 and 2007 was $12,859 and $24,268, respectively.

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

In February 2008, the Forbearance Agreement was amended and extended to May 15, 2008, including the terms of the contingency warrants. Per the terms of the amendment, YA Global and Highgate shall receive an additional 105 days of interest for a total amount of $28,328.84 additional interest. The additional interest plus a security deposit of $171,671.16 were paid to YA Global and Highgate per the terms of a debt assignment agreement executed with an investor group in February 2008, for a total amount paid to YA Global of $200,000. The security deposit will be applied to the amount due YA Global and Highgate if the remaining balance due is paid in full by May 15, 2008. Otherwise, the security deposit will be applied to YA Global as liquidated damages.

Conversions to Common Stock

For the three months ended March 31, 2008, YA Global had no conversions.

For the three months ended March 31, 2007, YA Global converted $35,000 of the April 27, 2005 debenture into 1,838,235 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion price ranged from $0.012 to $0.034 per share.

For the three months ended March 31, 2008, Highgate had no conversions.

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

NOTE 12 -  STOCKHOLDERS’ DEFICIT

Issuance of Stock for Services

In August 2005, the Company entered into a retainer agreement with an attorney, whereas the attorney will act as in house counsel for the Company with respect to all general corporate matters.  The agreement is at will and required a payment of 10,000 shares of common stock, valued at $0.90 per share, due upon execution.  The certificate for the 10,000 shares of common stock was issued in October 2005.   Commencing on September 1, 2005, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market.  For the three months ended March 31, 2008, the Company recorded 7,500 shares of common stock, valued at $198, all of which has been expensed as legal fees, related to the agreement.

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

Issuance of Stock for Financing

In January 2008, the Company recorded 1,000,000 million shares of common stock, valued at $0.0092 per share, issuable to an individual as consideration for a promissory note executed (see Note 7). The shares have Rule 144 piggyback registration rights. For the three months ended March 31, 2008, the Company expensed $9,200 of financing expenses related to the shares.

In accordance with a term sheet executed with an investment firm in January 2008, the Company sold 58 units to twenty investors.  In January 2008, the Company recorded 2,294,000 shares of common stock, valued at $0.023 to $0.025 per share, issuable to twelve investors per the terms of the agreement. In February 2008, the Company recorded 1,054,000 shares of common stock, valued at $0.028 to $0.038 per share, issuable to seven investors per the terms of the agreement. In March 2008, the Company recorded 248,000 shares of common stock, valued at $0.025 per share, issuable to one investor per the terms of the agreement (see Note 15).  The shares have Rule 144 piggyback registration rights.  For the three months ended March 31, 2008, the Company expensed $90,344 of financing expenses related to the shares.

Warrants

At March 31, 2008, the Company issued warrants related to its convertible notes payable.  The warrants entitle the note holders to purchase the Company’s common stock at: 66,667 warrants with an exercise price of $0.55 per share, 400,000 warrants with an exercise price of $0.25 per share, 45,000 warrants with an exercise price of $0.20 per share, 562,500 warrants with an exercise price of $0.16 per share,  571,429 warrants with an exercise price of $0.07 per share,  4,460,000 warrants with an exercise price of $0.04 per share and 1,200,000 warrants with an exercise price of $0.03 per share. 3,838,096 warrants have a two year exercise term, 1,005,000 warrants have a three year exercise term and 2,462,500 warrants have a five year exercise term.

At March 31, 2008, the Company issued warrants related to its convertible notes payable – related parties.  The warrants entitle the note holders to purchase the Company’s common stock at $1.00 per share and have an exercise term of ten years.  At March 31, 2008, 31,000 warrants will expire in the year 2013, 16,500 warrants expire in the year 2014, 21,700 warrants in the year 2015 and 11,300 warrants in the year 2016.

At March 31, 2008, the Company issued warrants related to its notes payable.  The warrants entitle the note holder to purchase the Company’s common stock at $0.025 per share for 150,000 warrants and $0.05 per share for 100,000 warrants with an exercise term of five years.

At March 31, 2008, the Company issued warrants related to its notes payable – related parties.  The warrants entitle the note holder to purchase the Company’s common stock at $0.05 per share for 88,000 warrants and $0.13 per share for a 200,000 warrants with an exercise term of five years.

NOTE 13 -  STOCK BASED COMPENSATION

In September 2004, the stockholders approved the Equity Incentive Plan for its employees (“Incentive Plan”), effective April 1, 2004.  Of the total authorized for issuance at March 31, 2008, 74,609,116 shares were available for future issuance.

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

The table below summarizes the Company’s Incentive Plan stock option activity through March 31, 2008:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Weighted Average Remaining (in years) Contractual Term	Aggregate Intrinsic Value (in thousands)

Balance, December 31, 2005	1,830,000	$1.00	$1.0000		$	---
Granted	4,514,553	$0.0698 - $ 0.10	$0.0920		$	---
Balance, December 31, 2006	6,344,553	$0.0698 - $ 0.10	$0.3539		$	---
Granted	19,046,331	$0.008 - $ 0.50	$0.0221		$	---
Balance, December 31, 2007	25,390,884	$0.008 - $ 1.00	$0.1050		$	---
Granted	-	-	-		$	---
Balance, March 31, 2008	25,390,884	$0.008 - $ 1.00	$0.1050		$	---
Vested and Exercisable, March 31, 2008	18,450,567		$0.1050		$	---

As of March 31, 2008, an aggregate of 25,390,884 options were outstanding under the incentive plan.  The exercise price for 1,830,000 options is $1.00, for 100,000 options is $0.50, for 2,775,000 options is $0.10, for 348,096 options is $0.099, for 405,432 options is $0.085, for 492,309 options is $0.07, for 493,716 options is $0.0698, for 2,023,084 is $0.05, for 558,119 is $0.045, for 918,976 is $0.0375, for 785,255 is $0.024, for 1,551,842 options is $0.023, for 3,773,081 options is $0.02, for 1,868,324 options is $0.017, for 2,597,435 options is $0.015 and 4,870,215 options is $0.008. As of March 31, 2007, an aggregate of 9,850,753 options were outstanding under the incentive plan. The exercise price for 1,830,000 options was $1.00, for 2,775,000 options was $0.10, for 348,096 options was $0.099, for 405,432 options was $0.085, for 492,309 options was $0.07, for 493,716 options was $0.0698, for 1,243,850 options was $0.05, for 558,119 options was $0.045, for 918,976 options was $0.0375 and for 785,255 options was $0.024.. At March 31, 2008, there were 18,450,567 vested incentive plan stock options outstanding of which 2,029,256 options are exercisable at $0.008, 2,164,529 options are exercisable at $0.015, 1,556,937 options are exercisable at $0.017, 1,996,852 options are exercisable at $0.02, 1,551,842 options are exercisable at $0.023, 785,255 options are exercisable at $0.024, 918,976 options are exercisable at $0.0375, 558,119 options are exercisable at $0.045, 1,828,276 options are exercisable at $0.05, 493,716 options are exercisable at $0.0698, 492,309 options are exercisable at $0.07, 405,432 options are exercisable at $0.085, 348,096 options are exercisable at $0.099, 1,472,917 options are exercisable at $0.10, 33,333 options are exercisable at $0.50 and 1,814,722 options are exercisable at $1.00.

As of March 31, 2008, there was $179,109 of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 12 months.

The following table summarizes information concerning outstanding and exercisable Incentive Plan options as of March 31, 2008:

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

NOTE 14-  OTHER (INCOME) EXPENSE

Other (income) expense consisted of the following at March 31, 2008 and 2007:

	March 31
	2008	2007

Interest expense	$146,516	$4,087
Financing expense	255,889	325,180
Derivative instruments (income) expense, net	(1,092,468)	16,517
Forgiveness of debt (*)	(126,250)	-
Total other (income) expense	$(816,313)	$345,784

(*) For the three months ended March 31, 2008 and 2007, the Company recorded forgiveness of debt from settlements with certain note holders and trade vendors in the amount of $126,250 and $0, respectively.

NOTE 15-  COMMITMENTS AND CONTINGENCIES

Payroll Taxes

As of March 31, 2008, the Company owes $53,375 of payroll taxes, of which approximately $45,000 are delinquent from the year ended December 31, 2003. The Company has also recorded $32,462 of related estimated penalties and interest on the delinquent payroll taxes.  Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available.

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

Lease Agreement

In January 2008, the Company executed a lease renewal agreement with its landlord. The term of the renewal is from February 1, 2008 through January 31, 2013.  Per the terms of the renewal, the Company shall pay a monthly base rent of $6,355.56 with no rent payments due for the months of February 2008, February 2009 and February 2010.

Consulting Agreements

In January 2008, the Company executed a representation letter with an attorney whereby the attorney shall serve as general counsel to the Company. As compensation for the services, the attorney shall receive a monthly fee in the amount of $3,500, commencing in February 2008. The agreement can be terminated by either party by providing the other party with thirty days advance written notice.

In February 2008, the Company executed a representation letter with an attorney whereby the attorney shall serve as patent attorney to the Company. As compensation for the services, the attorney shall invoice the Company on an hourly basis. The Company paid a retainer of $5,000 to the attorney which was applied to the Company’s first invoice. The agreement can be terminated by the Company at any time by providing the attorney with written notice.

Investor Group

In January 2008, the Company executed a term sheet with an investor group whereby the group will assist the Company on an ongoing best efforts basis in order for the Company to obtain financing of up to $2,500,000 in the form of up to 100 units, each unit containing a $25,000 promissory note and 62,000 non-dilutable (for one year), restricted shares of the Company’s common stock. The promissory notes shall have a three year term, bearing interest at 10% per annum, with a 10% discount rate. All funds received as a result of the sale of the units shall be held in an escrow account that shall be managed by the investor group’s assigned representative. Upon repayment of the Company’s open secured notes and receipt of a release of indebtedness from YA Global and Highgate, the intellectual property of the Company will be pledged to the note holders in the investor group until such time that the unsecured notes and accrued interest of the investor group are repaid in full. In January 2008, the Company sold 37 units to the investor group for a total of $925,000 in promissory notes with a discount of $92,500. The Company shall issue 2,294,000 shares of common stock in relation to the units sold. In February 2008, the Company sold 17 units to the investor group for a total of $425,000 in promissory notes with a discount of $42,500. The Company shall issue 1,054,000 shares of common stock in relation to the units sold. In March 2008, the Company sold 4 units to the investor group for a total of $100,000 in promissory notes with a discount of $10,000. The Company shall issue 248,000 shares of common stock in relation to the units sold. In April 2008, the Company sold 1 unit to the investor group for a total of $25,000 in promissory notes with a discount of $2,500. The Company shall issue 62,000 shares of common stock in relation to the units sold (see Note 17.) The investor group advanced funds totaling $50,000 in February 2008, $280,000 in March 2008, $74,070 in April 2008 and $40,000 in May 2008, respectively, to the Company. The funds being held in escrow are classified as restricted cash on the balance sheets.

In February 2008, the Company executed a Debt Assignment and Security Designation Agreement with the investor group whereby the Company has assigned the debt owed as convertible secured notes payable to YA Global and Highgate to the investor group. The investor group paid a total of $200,000 to YA Global and Highgate in February 2008 for additional interest and the security deposit owed in relation to the extended and amended forbearance agreement the Company executed in February 2008 with YA Global (see Note 10).

In February 2008, the Company executed an Assignment and Settlement Agreement with a trade vendor whereby the Company has assigned the debt owed to the vendor, in the amount of $48,750, to the investor group.  Per the terms of the Settlement Agreement, the Company remitted $12,500 to the vendor as full settlement of its indebtedness to the vendor.

In February 2008, the Company assigned a convertible promissory note in the amount of $15,000 to the investor group and the note holder agreed to an amount of $3,000 as full settlement of the note. The settlement amount was paid to the note holder by the investor group in February 2008 (see Note 5).

In March 2008, the Company assigned a convertible promissory note in the amount of $75,000 to the investor group and the note holder agreed to an amount of $15,000 as full settlement of the note. The settlement amount was paid to the note holder by the investor group in March 2008 (see Note 5).

In April 2008, the Company assigned a convertible promissory note in the amount of $125,000 to the investor group and the note holder agreed to an amount of $12,500 as full settlement of the note. The settlement amount was paid to the note holder by the Company in April 2008 (see Note 5).

In April 2008, the Company executed an Assignment Agreement with the investor group whereby the Company has transferred ownership of a March 2008 receivable, in the amount of $22,520, to the investor group.

Due to Factor

In March 2007, the Company entered into a sale and subordination agreement with a factoring firm whereby the Company sold its rights to two invoices, from February 2007 and March 2007, totaling $470,200 to the factor.  Upon signing the agreement and providing the required disclosures, the factor remitted 65%, or $144,440, of the February 2007 invoice and a certain percentage of $53,010 of the March 2007 invoice to the Company.  The Company paid a $500 credit review fee to the factor relating to the agreement.  Per the terms of the agreement, once the Company’s client remits the invoice amount to the factor, the factor deducts a discount fee from the remaining balance of the factored invoices and forwards the net proceeds to the Company.  The discount fee is computed as a percentage of the face amount of the invoice as follows: 2.25% fee for invoices paid within 30 days of the down payment date with an additional 1.125% for each 15 day period thereafter. In September 2007, the February 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In December 2007, the March 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. As of March 31, 2008, the balance due to the factor by the Company was $209,192 including interest. In February 2008, the Company and the factor have agreed to a total settlement amount of $75,000 to be paid by the Company to the factor no later than ninety days from the settlement date.

NOTE 16-  CONCENTRATION OF CREDIT RISK

(i) Customers and Credit Concentrations

Three customers accounted for 44.8%, 34.6% and 10.1% of net sales for the three months ended March 31, 2008 and 69.4%, 17.0% and 5.4% of the total accounts receivable as of March 31, 2008, respectively. Three customers accounted for 94.3%, 2.7% and 2.2% of net sales for the three months ended March 31, 2007 and three customers accounted for 93.9%, 2.7% and 2.5% of the total accounts receivable as of March 31, 2007.

NOTE 17-  SUBSEQUENT EVENTS

Notes Payable

One unit, sold in April 2008 per the terms of a term sheet executed with an investor group in January 2008 (see Note 15,) with each unit consisting of a 10% promissory note of $25,000, maturing three years from the date of execution and with a 10% discount rate, and 62,000 non-dilutable (for one year) restricted shares of the Company’s common stock will be issued, at market price.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Forward-Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations. Important factors that could cause actual results to differ materially from our expectations are disclosed in this quarterly report as well as in our annual report on Form 10-KSB for the fiscal year ended December 31, 2007.

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

Background

StrikeForce Technologies, Inc. (hereinafter referred to as “we”, “us”, “our”, “SFT”, “StrikeForce” and “the Company”) is a software development and services company that offers a suite of integrated computer network security products using proprietary technology. We were organized in August 2001 under New Jersey law as Strike Force Technical Services, Inc. We initially conducted operations as an integrator and reseller of computer hardware and telecommunications equipment and services. In December 2002, and formally memorialized by an agreement in September 2003, we acquired certain intellectual property rights and patent pending technology from NetLabs.com including the rights to further develop and sell their principal technology and certain officers of NetLabs.com joined StrikeForce as officers and directors of our Company. We subsequently changed our name to StrikeForce Technologies, Inc., under which we had conducted our business since August 2001. Our strategy is to develop and exploit our suite of network security products for customers in the corporate, financial, government, insurance, e-commerce and consumer sectors. We plan to grow our business through the channel and internally generated sales, rather than by acquisitions. We have no subsidiaries and we conduct our operations from our corporate office in Edison, New Jersey.

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

We completed the development of our ProtectID™ platform at the end of June 2006 and we completed the core development of our keyboard encryption and anti-keylogger product, GuardedID®, in December 2006, which is currently being sold and distributed. We seek to locate customers in a variety of ways. These include contracts with value added resellers and distributors (both inside the United States and globally), direct sales calls initiated by our internal staff, exhibitions at security and technology trade shows, through the media, consulting agreements and through our own and agent relationships. Our sales generate revenue either as an Original Equipment Manufacturer (OEM) model, through a Hosting/License agreement, or through direct purchase by customers. We price our products for hosted consumer transactions based on the number of transactions in which our software products are utilized. We also price our products for business applications based on the number of users. These pricing models provide the Company with one-time, monthly, quarterly and yearly recurring revenues. We are also generating revenues from annual maintenance contracts, renewal fees and project an increase in revenues based upon the execution of various agreements that we have recently closed.

For the three months ended March 31, 2008, we generated all of our 2008 revenues of $50,235 from the sales of our security products and for the three months ended March 31, 2007 we generated all of our 2007 revenues of $498,400 from the sales of our security products. We intend to market our products to financial service firms, e-commerce companies, government agencies and the enterprise market in general and with virtual private networks, as well as technology service companies that service all the above markets. We intend to seek such sales through our own direct efforts and primarily through distributors, resellers and third party agents. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in production installations and pilot projects with various resellers and direct customers, as well as having reached reseller agreements with strategic vendors globally. Our GuardedID® product is also being sold directly to consumers, primarily through the Internet as well as distributors, resellers, third party agents and potential Original Equipment Manufacturer ("OEM") agreements by bundling GuardedID® which could provide a value-add to their own products and offerings.

We have incurred losses since our inception. We believe that our products provide a cost-effective and technologically competitive solution to address the problems of network security and identity theft in general. There can be no assurance, however, that our products will continue to gain acceptance in the commercial marketplace or that one of our competitors will not introduce a technically superior product.  The products that we offer to customers are discussed in Item 1, Description of Business of our annual report on Form 10-KSB filed on March 31, 2008.

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

We intend to generate revenue through fees for ProtectID™ and ValidateID™, based on consumer volumes of usage in the e-commerce and financial services markets, one time per person fees in the enterprise markets, set-up and recurring transaction fees when the product is hosted, yearly maintenance fees and other one-time fees. GuardedID® pricing is for an annual license and we discount for volume purchases. GuardedID® pricing models, especially when bundling through OEM contracts, include monthly and quarterly recurring revenues. We also provide our clients a choice of operating our software internally by licensing or through our hosting service.

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

Results of Operations

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

Revenues for the three months ended March 31, 2008 were $50,235 compared to $498,400 for the three months ended March 31, 2007, a decrease of $448,165 or 90.0%. The decrease in revenues was primarily due to the amount of one-time sales of our newly developed GuardedID® keyboard encryption and anti-keylogger technology that occurred in the first quarter of 2007.

Revenues generated consisted of hardware sales, software sales, revenue from sign on fees and recurring transaction revenues. Hardware sales for the three months ended March 31, 2008 were $640 compared to $0 for the three months ended March 31, 2007, an increase of $640. The resultant increase in hardware revenues was primarily due to the 2008 revenues from the sale of our technology that requires hardware for our security software products. Software sales for the three months ended March 31, 2008 were $23,249 compared to $470,200 for the three months ended March 31, 2007, a decrease of $446,951. The resultant decrease in software revenues was primarily due to the amount of one-time sales of our newly developed GuardedID® keyboard encryption and anti-keylogger technology that occurred in the first quarter of 2007. Sign on fees for our ASP transaction model amounted to $250 for the three months ended March 31, 2008 compared to $0 for the three months ended March 31, 2007, an increase of $250. The resultant increase was due to the increase in signing up new e-commerce clients. Transaction revenues from the ASP hosting model were $26,096 for the three months ended March 31, 2008 and $28,200 for the three months ended March 31, 2007, a decrease of $2,104.  The resultant decrease was caused by a reduced number of transactions being processed through the ASP hosting facility.

Cost of revenues for the three months ended March 31, 2008 was $22,779 compared to $14,955 for the three months ended March 31, 2007, an increase of $7,824, or 52.3%. The increase was primarily due to the increase in processing fees incurred as a result of the transactions relating to our ASP hosting service.

Gross profit for the three months ended March 31, 2008 was $27,456 compared to $483,445 for the three months ended March 31, 2007, a decrease of $455,989, or 94.3%. The decrease in gross profit was primarily due to the amount of one-time sales of our newly developed GuardedID® keyboard encryption and anti-keylogger technology that occurred in the first quarter of 2007. Gross profit as a percentage of sales decreased to 54.7% from 97.0% due to the decrease in the sales of our software products which entails a higher gross margin than the gross margin we earn from sales of the transactions relating to our ASP hosting service.

Research and development expenses for the three months ended March 31, 2008 were $100,269 compared to $88,540 for the three months ended March 31, 2007, an increase of $11,729, or 13.3%. The increase is primarily attributable to the increase in resources relating to our GuardedID® keyboard encryption & anti-keylogger technology which is now in beta release and testing. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative expenses for the three months ended March 31, 2008 were $472,211 compared to $553,532 for the three months ended March 31, 2007, a decrease of $81,321 or 14.7%. The net decrease was due primarily to decreases in our staffing, promotion and marketing and professional fees which occurred in the three months ended March 31, 2008. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, travel costs, non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other (income) expense for the three months ended March 31, 2008 was ($816,313) as compared to $345,784 for the three months ended March 31, 2007, representing a decrease in other (income) expense of $1,162,097, or 336%. The increase was primarily due to net mark to market changes of ($1,092,468) in the fair value of derivative financial instruments relating to the convertible secured promissory notes.

Derivative instruments (income) expense represents the change in the fair value of the net derivative liability at period end, using a layered discounted probability-weighted cash flow approach. Interest expense derivatives represent the amortization of discount on the initial valuation of the derivatives, or the amortization of the change after any modification of debt. The change represents the amortization for both of the YA Global Investments, LP (“YA Global”), formerly Cornell Capital Partners, LP, and Highgate House Funds, Ltd (“Highgate”) debentures.

Our net income for the three months ended March 31, 2008 was $271,289 compared to a net loss of ($504,411) for the three months ended March 31, 2007, an increase of $775,700, or 154%. The increase in our net income was primarily due to net mark to market changes in the fair value of derivative financial instruments relating to the convertible secured promissory notes.

Liquidity and Capital Resources

Our total current assets at March 31, 2008 were $1,377,622, including $27,217 in cash and $975,000 in restricted cash. Additionally, we had a stockholders’ deficiency in the amount of $5,235,404 at March 31, 2008. The increase in the deficiency is a result of the Company’s overall net losses and funding through an increased debt position from convertible debentures and promissory notes rather than the sale of stock. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. The liabilities include a computed liability for the fair value of derivatives of $375,796, which will only be realized on the conversion of the derivatives, or settlement of the debentures.

We financed our operations during the three months ended March 31, 2008 through debt and equity financing, recurring revenues from our ProtectID™ hosting platform and sales of our GuardedID® keystroke encryption technology. We expect that we will rely, at least in the near future, on a substantial percentage of the sales of our GuardedID® product and a limited number of customers for our other products revenues and may continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market grows, we hope to attain greater numbers of customers and the concentrations would then diminish. Until this is accomplished, we will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing commitments of capital expenditures and until our sales revenue can provide greater liquidity.

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

At March 31, 2008, $427,447 in aggregate principal amount of the YA Global debentures was issued and outstanding.

At March 31, 2008, $244,720 in aggregate principal amount of the Highgate debentures remained outstanding.

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

In February 2008, the Forbearance Agreement was amended and extended to May 15, 2008, including the terms of the contingency warrants. Per the terms of the amendment, YA Global and Highgate shall receive an additional 105 days of interest for a total amount of $28,328.84 additional interest. The additional interest plus a security deposit of $171,671.16 were paid to YA Global and Highgate per the terms of a debt assignment agreement executed with an investor group in February 2008, for a total amount paid to YA Global of $200,000. The security deposit will be applied to the amount due YA Global and Highgate if the remaining balance is paid in full by May 15, 2008. Otherwise, the security deposit will be applied to YA Global as liquidated damages.

During the three months ended March 31, 2008, the Company repaid a total of $6,000 of unsecured convertible notes to one unrelated party.  Additionally, during the three months ended March 31, 2008, the Company reached settlement agreements and assigned to its investor group a total of $90,000 of unsecured notes with two unrelated parties.

During the three months ended March 31, 2008, the Company repaid a total of $54,937 of unsecured convertible notes to two related parties.

The Company issued unsecured notes during the three months ended March 31, 2008 in an aggregate total of $150,000 to one unrelated party and an aggregate total of $1,450,000 to twenty unrelated parties per the term sheet executed with an investor group in January 2008. Upon repayment of the Company’s open secured notes and receipt of a release of indebtedness from YA Global and Highgate, the intellectual property of the Company will be pledged to the twenty unrelated parties in the investor group until such time that the unsecured notes and accrued interest of the investor group are repaid in full. Additionally, during the three months ended March 31, 2008, the Company repaid a total of $102,500 of unsecured notes to one unrelated party. In accordance with the terms of six of the notes the Company is issuing restricted common shares as bonus extension shares on a monthly basis to the two remaining note holders. Additionally, during the three months ended March 31, 2008, the Company terminated a consulting agreement with a financial advisor thereby canceling the unsecured note in the amount of $15,000 issued to the advisor for services to be rendered.

The Company issued unsecured notes during the three months ended March 31, 2008 in an aggregate total of $70,000 to a related party. Additionally, during the three months ended March 31, 2008, the Company repaid a total of $25,000 of unsecured notes to one related party.

Summary of Funded Debt

As of March 31, 2008 the Company’s open unsecured promissory note balance was $1,763,750, listed as follows:

•
$100,000 to YA Global (this note by its terms became convertible into shares of common stock as of September 17, 2006 at the lesser of $0.22 per share or 90% of VWAP thirty day average prior to the date of conversion) – current portion

•	$18,750 to two unrelated individuals through investment firm placement – current portion
•	$150,000 to an unrelated individual – current portion
•	$45,000 to an unrelated individual – current portion
•	$1,450,000 to twenty unrelated individuals through term sheet with investor group

As of March 31, 2008 the Company’s open unsecured related party promissory note balances were $696,000, listed as follows:

•	$626,000 to our CEO – current portion
•	$70,000 to our President – current portion

As of March 31, 2008 the Company’s open convertible secured note balances were $672,167, listed as follows:

•	$427,447 to YA Global (04/05 amended secured debenture) – current portion
•	$244,720 to Highgate (05/05 secured debenture) – current portion

As of March 31, 2008 the Company’s open convertible note balances were $1,365,391, net of discount on convertible notes of $123,609, listed as follows:

•	$125,000 to an unrelated individual (01/05 unsecured debenture) - current portion
•	$235,000 to an unrelated company (03/05 unsecured debenture) - current portion
•	$9,000 to an unrelated company (06/05 unsecured debenture) – current portion
•	$10,000 to an unrelated individual (06/05 unsecured debenture) - current portion
•	$140,000 to four unrelated individuals (07/05 unsecured debentures) - current portion
•	$100,000 to an unrelated individual (03/06 unsecured debenture) - current portion
•	$200,000 to an unrelated individual (06/06 unsecured debenture)
•	$150,000 to an unrelated individual (09/06 unsecured debenture)
•	$80,000 to six unrelated individuals (02/07 unsecured debentures) - current portion
•	$20,000 to an unrelated individual (04/07 unsecured debenture) – current portion
•	$100,000 to an unrelated individual (05/07 unsecured debenture)
•	$100,000 to an unrelated individual (06/07 unsecured debentures)
•	$100,000 to an unrelated individual (07/07 unsecured debenture)
•	$120,000 to four unrelated individuals (08/07 unsecured debentures)

As of March 31, 2008 the Company’s open convertible note balances - related parties were $419,255, listed as follows:

•	$268,000 to our CEO – current portion
•	$57,500 to our VP of Technical Services – current portion
•	$30,000 to a relative of our CTO & one of our Software Developers – current portion
•	$5,000 to a relative of our CFO – current portion
•	$58,755 to our Office Manager – current portion

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

Except for the limitations imposed upon us respective to the convertible secured debentures of YA Global and Highgate, there are no trends, material or known, which will restrict either short term or long-term liquidity.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Going Concern

We are assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have recorded net operating income of $271,289 for the three months ended March 31, 2008, compared to a net operating loss of ($504,411) for the three months ended March 31, 2007. At March 31, 2008, the Company's accumulated deficit was $16,105,161, its working capital deficiency was $4,519,894 and approximately 61% of its assets consist of deferred royalties. Additionally, for the three months ended March 31, 2008, we had negative cash flows from operating activities of $335,654. Since our inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business may require additional capital. These conditions raise substantial doubt about our ability to continue as a going concern.

We have issued three-year and two-year secured debentures in 2004 and 2005 that are convertible into shares of our common stock to YA Global and Highgate, respectively. Under the terms of the secured debentures, we are restricted in our ability to issue additional securities as long as any portion of the principal or interest on the secured debentures remains outstanding.

Currently, the Company is attempting to generate sufficient revenues and improve gross margins by implementing a revised sales strategy. In principle, the Company is redirecting its sales focus from direct sales to channel sales, where the Company is primarily selling through a distribution channel of Value Added Resellers, Strategic Partners and Original Equipment Manufacturers. The revenues from this approach are more lucrative than selling direct due to the increase in sales volume of GuardedID® and ProtectID™ through the channel partners. This strategy, if successful, should increase the Company’s sales and revenues allowing us to mitigate future losses. In addition, management has raised funds through convertible debt instruments and the sale of equity in order to alleviate the working capital deficiency. Through the utilization of the public capital markets, the Company plans to raise the funds necessary to continue to expand and enhance its growth; however, there can be no assurance that we will be able to increase revenues or raise additional capital. The Company is currently in negotiations with other investors to conclude the necessary working capital needs of the Company.

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

Recently Issued Accounting Pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8889 on February 1, 2008. Commencing with its annual report for the fiscal year ending December 31, 2008, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

ITEM 4. CONTROLS AND PROCEDURES

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

ITEM 4A(T). MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently a party to, nor is any of its property currently the subject of, any material legal proceeding. None of the Company’s directors, officers or affiliates is involved in a proceeding adverse to the Company’s business or has a material interest adverse to the Company’s business.

In January 2008, a money judgment in the amount of sixty nine thousand nine hundred fifty two dollars, for past due payables, in favor of Lewis PR, a California corporation, against the Company was entered into the Superior Court of California, County of San Diego. In February 2008, a settlement agreement was reached between the parties whereby Lewis PR will receive a payment of thirteen thousand dollars by September 2008 as full settlement of the debt.

In February 2008, summonses were filed in the Superior Court of the State of New Jersey against the Company and its CEO demanding payment on a promissory note in the amount of forty five thousand dollars. The Company is pursuing a settlement agreement with the note holder.

In April 2008, a summons was filed in the Superior Court of the State of New Jersey against the Company demanding payment on a convertible promissory note in the amount of one hundred thousand dollars. The Company is pursuing a settlement agreement with the note holder.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2008, the Company executed a promissory note in the amount of $100,000 with an unrelated individual, bearing interest at 8% per annum, maturing on September 30, 2008. The Company recorded 1,000,000 restricted shares of common stock, at $0.0092 per share.

In January 2008, the Company executed a promissory note in the amount of $50,000 with an unrelated individual, bearing interest at 18% per annum, maturing on July 31, 2008. The individual received warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.025 per share with a term of five years from the effective date.

In January 2008, the Company recorded 18,750 shares of the Company’s common stock at $0.021 per share to the two remaining note holders relating to promissory notes executed in July 2006, as bonus extension shares.  In connection with the shares, the Company recorded 1,875 shares of the Company’s common stock at $0.021 per share to the placement agent.

In January 2008, the Company recorded 200,000 shares of the Company’s common stock at $0.021 per share to the six note holders relating to convertible promissory notes executed in February 2007, as bonus extension shares.  In connection with the shares, the Company recorded 40,000 shares of the Company’s common stock at $0.021 per share to the placement agent.

In January 2008, the Company recorded 50,000 shares of the Company’s common stock at $0.021 per share to a note holder relating to a convertible promissory note executed in April 2007, as bonus extension shares.  In connection with the shares, the Company recorded 10,000 shares of the Company’s common stock at $0.021 per share to the placement agent.

In January 2008, the Company sold 37 units, per the terms of a term sheet executed with an investor group in January 2008,  with each unit consisting of a 10% promissory note of $25,000, maturing three years from the execution date and with a 10% discount rate, and 62,000 non-dilutable (for one year) restricted shares of the Company’s common stock. The Company recorded 2,294,000 restricted shares of common stock, at $0.023 per share for 2,170,000 shares and $0.025 for 124,000 shares.

In February 2008, the Company recorded 18,750 shares of the Company’s common stock at $0.029 per share to the two remaining note holders relating to promissory notes executed in July 2006, as bonus extension shares.  In connection with the shares, the Company recorded 1,875 shares of the Company’s common stock at $0.029 per share to the placement agent.

In February 2008, the Company recorded 200,000 shares of the Company’s common stock at $0.029 per share to the six note holders relating to convertible promissory notes executed in February 2007, as bonus extension shares.  In connection with the shares, the Company recorded 40,000 shares of the Company’s common stock at $0.029 per share to the placement agent.

In February 2008, the Company recorded 50,000 shares of the Company’s common stock at $0.029 per share to a note holder relating to a convertible promissory note executed in April 2007, as bonus extension shares.  In connection with the shares, the Company recorded 10,000 shares of the Company’s common stock at $0.029 per share to the placement agent.

In February 2008, the Company sold 17 units, per the terms of a term sheet executed with an investor group in January 2008,  with each unit consisting of a 10% promissory note of $25,000, maturing three years from the execution date and with a 10% discount rate, and 62,000 non-dilutable (for one year) restricted shares of the Company’s common stock. The Company recorded 1,054,000 restricted shares of common stock, at $0.028 per share for 558,000 shares, $0.029 per share for 372,000 shares and $0.038 for 124,000 shares.

In March 2008, the Company recorded 18,750 shares of the Company’s common stock at $0.025 per share to the two remaining note holders relating to promissory notes executed in July 2006, as bonus extension shares.  In connection with the shares, the Company recorded 1,875 shares of the Company’s common stock at $0.025 per share to the placement agent.

In March 2008, the Company recorded 200,000 shares of the Company’s common stock at $0.025 per share to the six note holders relating to convertible promissory notes executed in February 2007, as bonus extension shares.  In connection with the shares, the Company recorded 40,000 shares of the Company’s common stock at $0.025 per share to the placement agent.

In March 2008, the Company recorded 50,000 shares of the Company’s common stock at $0.025 per share to a note holder relating to a convertible promissory note executed in April 2007, as bonus extension shares.  In connection with the shares, the Company recorded 10,000 shares of the Company’s common stock at $0.025 per share to the placement agent.

In March 2008, the Company sold 4 units, per the terms of a term sheet executed with an investor group in January 2008,  with each unit consisting of a 10% promissory note of $25,000, maturing three years from the execution date and with a 10% discount rate, and 62,000 non-dilutable (for one year) restricted shares of the Company’s common stock. The Company recorded 248,000 restricted shares of common stock, at $0.025 per share.

In March 2008, the Company recorded 7,500 shares of its common stock, valued at $0.022 per share for 2,500 shares, $0.028 per share for 2,500 shares and $0.029 per share for 2,500 shares, and issuable to a law firm as compensation for general counsel legal services rendered.

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

STRIKEFORCE TECHNOLOGIES, INC.

Dated: May 15, 2008	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: May 15, 2008	By:	/s/ Mark Joseph Corrao
Mark Joseph Corrao
Chief Financial Officer and Principal Accounting Officer