Form 10-Q
period 2008-06-30
StrikeForce Technologies Inc.
filed 2008-08-14
CIK 1285543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______to_______

STRIKEFORCE TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	333-122113 (Commission file number)	22-3827597 (I.R.S. Employer Identification No.)

1090 King Georges Post Road, Suite 108

Edison, NJ 08837

(Address of principal executive offices)

(732) 661-9641

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐    Accelerated Filer ☐        Non-Accelerated Filer ☐       Smaller Reporting Company ☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act).  Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 7, 2008, the issuer had 99,999,999 outstanding shares of Common Stock.

STRIKEFORCE TECHNOLOGIES, INC.

FORM 10-Q

June 30, 2008

INDEX

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

STRIKEFORCE TECHNOLOGIES, INC.

INDEX TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Contents	Page(s)

Balance Sheets at June 30, 2008 (Unaudited) and December 31, 2007	4

Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007	5

Statement of Stockholders’ Deficit for the Year Ended December 31, 2007	6

Statement of Stockholders’ Deficit for the Six Months Ended June 30, 2008	7

Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007	8-9

Notes to the Financial Statements (Unaudited)	10-33

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets

at June 30, 2008 (Unaudited) and December 31, 2007

ASSETS
	June 30,	December 31,
	2008	2007
	(Unaudited)
Current Assets:
Cash and cash equivalents	$4,458	$16,307
Restricted cash	748,430	-
Accounts receivable	22,788	32,960
Current portion of deferred royalties	326,808	326,808
Prepayments and other current assets	1,129	6,325
Total current assets	1,103,613	382,400

Property and equipment, net	11,204	16,963
Deferred royalties, net of current portion	1,276,249	1,424,563
Website development cost, net	3,204	4,688
Patents	4,329	4,329
Security deposit	8,684	8,684
Total Assets	$2,407,283	$1,841,627

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Convertible secured notes payable	$672,167	$672,167
Derivative financial instruments	468,900	1,468,264
Current maturities of convertible notes payable	980,789	800,000
Convertible notes payable - related parties	419,255	107,500
Notes payable	311,461	281,250
Notes payable - related parties	696,000	25,000
Capital leases payable	5,532	5,532
Accounts payable	900,747	961,552
Accrued expenses	1,559,858	1,187,762
Payroll taxes payable	53,481	53,375
Common stock to be issued	172,766	8,155
Due to factor	209,192	209,192
Due to employees	50,443	48,326
Total current liabilities	6,500,591	5,828,075

Convertible notes payable, less current maturities,
net of discount of $94,747 and $148,421, respectively	275,253	636,579
Convertible notes payable - related parties, net of current portion	-	366,691
Notes payable, net of current portion	1,475,000	-
Notes payable - related parties, net of current portion	-	626,000
Total Liabilities	8,250,844	7,457,345

Commitments and contingencies

Stockholders' Deficit
Preferred stock at $0.10 par value; 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.0001 par value; 100,000,000 shares authorized;
99,999,999 shares issued and outstanding	10,000	10,000
Additional paid-in capital	10,921,129	10,750,732
Accumulated deficit	(16,774,690)	(16,376,450)
Total Stockholders' Deficit	(5,843,561)	(5,615,718)
Total Liabilities and Stockholders' Deficit	$2,407,283	$1,841,627

The accompanying notes are an integral part of these financial statements

Statements of Operations

for the Three and Six Months Ended June 30, 2008 and 2007

	For the three months		For the six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007

Revenues	$65,010	$54,932	$115,245	$553,332

Cost of sales	18,050	3,598	40,829	18,553

Gross profit	46,960	51,334	74,416	534,779

Operating expenses:
Selling, general and administrative expenses	442,459	548,954	914,670	1,102,486
Research and development	107,512	92,962	207,781	181,502
Total operating expenses	549,971	641,916	1,122,451	1,283,988

Loss from operations before other (income) expense	(503,011)	(590,582)	(1,048,035)	(749,209)

Other (income) expense:
Interest expense	144,868	2,684	291,384	5,589
Financing expense	41,046	24,100	296,935	350,463
Derivative instruments (income) expense, net	93,104	721,456	(999,364)	737,973
Forgiveness of debt	(112,500)	-	(238,750)	-
Total other (income) expense	166,518	748,240	(649,795)	1,094,025

Net income (loss)	$(669,529)	$(1,338,822)	$(398,240)	$(1,843,234)

Net income (loss) per common share - basic and diluted	$(0.007)	$(0.04)	$(0.004)	$(0.06)

Weighted average number of common shares outstanding - basic and diluted	99,999,999	36,100,752	99,999,999	33,318,493

The accompanying notes are an integral part of these financial statements

Statement of Stockholders’ Deficit

for the Year Ended December 31, 2007

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2006	28,844,494	$2,884	$9,083,853	$(12,378,048)	$(3,291,311)

Sale of shares of common stock
including warrants	2,721,071	272	75,269	-	75,541

Issuance of share of common stock
for conversions of notes	54,365,697	5,438	755,876	-	761,314
payable and accrued interest

Issuance of share of common stock
for consulting services	6,774,238	677	86,825	-	87,502

Issuance of share of common stock
for financing	7,294,499	729	159,525	-	160,254

Issuance of warrants in connection
with convertible notes payable	-	-	153,192	-	153,192

Issuance of warrants in connection
with consulting services	-	-	9,817	-	9,817

Employee stock
option compensation	-	-	426,375	-	426,375

Net loss	-	-	-	(3,998,402)	(3,998,402)

Balance at December 31, 2007	99,999,999	$10,000	$10,750,732	$(16,376,450)	$(5,615,718)

The accompanying notes are an integral part of these financial statements

Statement of Stockholders’ Deficit

for the Six Months Ended June 30, 2008

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2007	99,999,999	$10,000	$10,750,732	$(16,376,450)	$(5,615,718)

Issuance of warrants in connection
with promissory notes payable	-	-	4,350	-	4,350

Employee stock option compensation	-	-	166,047	-	166,047

Net income	-	-	-	(398,240)	(398,240)

Balance at June 30, 2008	99,999,999	$10,000	$10,921,129	$(16,774,690)	$(5,843,561)

The accompanying notes are an integral part of these financial statements

Statements of Cash Flows

for the Six Months Ended June 30, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net loss	$(398,240)	$(1,843,234)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	7,243	9,598
Forgiveness of debt	(238,750)	-
Amortization of deferred financing costs	-	12,335
Discount on notes payable	147,500	-
Amortization of discount on convertible notes	53,674	353,253
Amortization of deferred royalties	148,314	138,853
Mark to market on derivative financial instruments	(999,364)	737,973
Employee stock option compensation	166,047	209,916
Issuance of common stock, options and warrants for consulting services	-	46,728
Issuance of common stock and warrants for financing expense	4,350	124,045
Changes in assets and liabilities affecting operations:
Accounts receivable	10,172	(387,068)
Prepaid expenses	(5,196)	1,352
Accounts payable	10,897	44,506
Accrued expenses	372,096	82,054
Payroll taxes payable	106	-
Common stock to be issued	164,611	-
Due to employees	(50,443)	2,453
Net cash used in operating activities	(606,983)	(467,236)

Cash flows from investing activities:
Investment in website	-	(1,135)
Purchases of property and equipment	-	(2,782)
Net cash used in investing activities	-	(3,917)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	-	69,291
Proceeds from convertible notes payable	-	409,000
Proceeds from notes payable	150,000	-
Proceeds from notes payable - related parties	70,000	22,000
Payments of convertible notes payable - related parties	(54,936)	-
Payments of notes payable	(104,789)	(6,250)
Proceeds from notes payable, net of discount of $147,500, in the form of restricted cash	1,327,500	-
Payments of convertible notes payable	(19,211)	-
Payments of notes payable - related parties	(25,000)	-
Principal payments on capital leases	-	(4,790)

Statements of Cash Flows

for the Six Months Ended June 30, 2008 and 2007

(continued)

Net cash provided by financing activities	1,343,564	489,251

Net increase in cash	736,581	18,098

Cash and cash equivalents at beginning of period	16,307	7,455

Cash and cash equivalents at end of period, including restricted cash	$752,888	$25,553

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$291,384	$8,661
Income taxes	$2,435	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable into common stock	$-	$160,780
Issuance of warrants for convertible notes	$-	$55,352
Common stock issued in connection with accrued interest	$-	$3,497

The accompanying notes are an integral part of these financial statements

STRIKEFORCE TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim period

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2007 and notes thereto contained in the Report on Form 10-KSB of the Company as filed with the United States Securities and Exchange Commission (“SEC”) on March 31, 2008.  Interim results are not necessarily indicative of the results for the full year.

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

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company had no bad debt expense for the six months ended June 30, 2008 or 2007. There were no allowances for doubtful accounts at June 30, 2008 or 2007.

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

Patents

All costs incurred to the point when a patent application is to be filed are expensed as incurred as research and development cost. Patent application costs, generally legal costs, thereafter incurred are capitalized. Patents are amortized over the expected useful lives of the patents, which is generally 17 to 20 years for domestic patents and 5 to 20 years for foreign patents, once the patents are granted or are expensed if the patent application is rejected. The costs of defending and maintaining patents are expensed as incurred. As of June 30, 2008, the Company capitalized $4,329 in patent application costs as incurred with no amortization due to the fact that the patent applications are still pending.

Impairment of long-lived assets

Long-lived assets, which include property and equipment, deferred royalties, website development cost and patents are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable or the useful life is shorter than originally estimated.

The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives. The Company determined that there was no impairment based on management’s evaluation at June 30, 2008 or 2007.

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

     Derivatives

The Company accounts for derivatives in accordance with SFAS No. 133 and the related interpretations. SFAS No. 133, as amended, requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation. At June 30, 2008, the Company had not entered into any transactions which were considered hedges under SFAS No. 133.

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

Revenue recognition

The Company’s revenues are derived principally from the sale and installation of its various identification protection software products and related hardware and services.  The Company recognizes revenue when it is realized or realizable and earned less estimated future returns. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the product has been shipped or the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue:

Hardware – Revenue from hardware sales is recognized when the product is shipped to the customer and there are either no unfulfilled Company obligations or any obligations that will not affect the customer's final acceptance of the arrangement.  Any cost of these obligations is accrued when the corresponding revenue is recognized.  For the six months ended June 30, 2008 and 2007, total hardware revenues for products shipped or delivered were $1,418 and $8,333, representing 1.2% and 1.5% of total revenues, respectively.  There were no revenues from fixed price long-term contracts.

Software, Services and Maintenance – Revenue from time and service contracts is recognized as the services are provided. Revenue from delivered elements of one-time charge licensed software is recognized at the inception of the license term, provided the Company has vendor-specific objective evidence of the fair value of each delivered element.  Revenue is deferred for undelivered elements. The Company recognizes revenue from the sale of software licenses, when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured.  Delivery generally occurs when the product is delivered to a common carrier.  The Company assesses collection based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer.  The Company does not request collateral from customers.  If the Company determines that collection of a fee is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.  Revenue from monthly software licenses is recognized on a subscription basis.  For the six months ended June 30, 2008 and 2007, total software, services and maintenance revenues were $60,120 and $500,606 representing 52.2% and 90.5% of total revenues, respectively.

ASP Hosted Services – The Company offers an Application Service Provider hosted service whereby customer usage transactions are invoiced monthly on a cost per transaction basis.  The service is sold via the execution of a Service Agreement between the Company and the customer.  Initial set-up fees are recognized upon completion of service. For the six months ended June 30, 2008 and 2007, total revenues for services provided were $53,707 and $44,393 representing 46.6% and 8.0% of total revenues, respectively.

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

	June 30,	June 30,
	2008	2007
Risk-free interest rate	3.3% - 4.3%	4.5% - 5.1%
Dividend yield	0.00%	0.00%
Expected volatility	197% - 400%	166% - 390%
Expected option life	5 - 10 years	5 - 10 years

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

The adoption of SFAS No. 123R increased the Company’s reported operating loss and net loss by $166,047 and $209,916 for the six months ended June 30, 2008 and 2007, respectively. The expense is classified as selling, general and administrative expense on the statement of operations.

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

Software development costs

Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”) requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers.  Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life.  To date, all costs have been accounted for as research and development costs and no software development cost has been capitalized.  Total research and development costs for the six months ended June 30, 2008 and 2007 were $207,781 and $181,502, respectively.

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic loss per share is computed by taking net loss divided by the weighted average number of common shares outstanding for the period.  Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt, which excludes 8,307,027 shares of common stock to be issued, 25,390,884 shares of stock options, 11,615,772 shares of common stock issuable under warrants and 23,692,860 shares of common stock issuable under the conversion feature of the convertible notes payable for the six months ended June 30, 2008, and 17,616,435 shares of stock options, 7,722,439 shares of common stock issuable under warrants and 18,857,492 shares of common stock issuable under the conversion feature of the convertible notes payable for the six months ended June 30, 2007, respectively. These potential shares of common stock were not included as they were anti-dilutive.

Recently issued accounting pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the fiscal year ending December 31, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement:

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

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 -

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $16,774,690 and a working capital deficiency of $5,396,978 at June 30, 2008 and had a net loss and cash used in operations of $398,240 and $606,983 for the six months ended June 30, 2008, respectively.

Currently, the Company is attempting to generate sufficient revenues and improve gross margins by implementing a revised sales strategy. In principle, the Company is redirecting its sales focus from direct sales to international channel sales, where the Company is primarily selling through a channel of Distributors, Value Added Resellers, Strategic Partners and Original Equipment Manufacturers. The revenues from this approach are more lucrative than selling direct, due to the increase in sales volume of GuardedID® and ProtectID™ through the channel partners. This strategy, if successful, should increase the Company’s sales and revenues allowing us to mitigate future losses. In addition, management has raised funds through convertible debt instruments and the sale of equity in order to alleviate the working capital deficiency. Through the utilization of the capital markets, the Company is seeking to locate the additional funding necessary to continue to expand and enhance its growth; however, there can be no assurance that we will be able to increase revenues or raise additional capital. The Company is currently in negotiations with other investors, but the success of such negotiations cannot be assured.

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

As of June 30, 2008 the options to purchase 2,530,000 shares that vested at issuance are valued (as fixed) at $1,066,395, the options to purchase 2,530,000 shares that vested at September 11, 2005 are valued (as fixed) at $1,529,132, and the options to purchase the final 2,540,000 shares (which vested on September 11, 2006) are valued (as fixed) at $264,160. The deferred royalties are being amortized over the term of the original NetLabs Agreement of ten (10) years which will terminate on August 31, 2013.  At June 30, 2008, the total value of the deferred royalties, net of accumulated amortization of $1,256,630, is $1,603,057.  For the six months ended June 30, 2008 and 2007, $74,157 and $138,853 of royalties were expensed, respectively.

The following table summarizes the annual amounts of deferred royalties that are amortized to general and administrative expenses over the next five (5) years and thereafter:

2008	178,494
2009	303,834
2010	303,834
2011	303,834
2012	303,834
2013 and beyond	209,227
Total deferred royalties	1,603,057
Less current portion	(326,808)
Deferred royalties, net of current portion	1,276,249

NOTE 5 -

CONVERTIBLE NOTES PAYABLE

Convertible notes payable at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007

(1) Convertible note bearing interest at 8% per, with a conversion price of $0.90 per share, extended three times through March 31, 2008. The Company issued 45,000 warrants with an exercise price of $0.20 per share and expiring January 26, 2009, relating to the first extension, and 100,000 restricted shares of the Company’s common stock at $0.05 per share, relating to the second extension. No consideration was given for the third extension. The fair value of the warrants was $4,878. For the six months ended June 30, 2008 and 2007, the Company recorded $0 and $488, respectively, in financing expenses related to the issuance of the warrants. In April 2008, the Company assigned the note to the Company’s investor group and the note holder agreed to an amount of $12,500 as full settlement of the note. The settlement amount was paid to the note holder by the Company in April 2008 (see Note 14).

	$-	$125,000
(2) Convertible note bearing interest at 8% per annum maturing on March 28, 2008, with a conversion price of $0.90 per share. As of June 30, 2008, the Company and the note holder are in discussions regarding a settlement of the note balance.	235,000	235,000
(3) Convertible non-interest bearing note with a public relations firm for services rendered, having a conversion price of $0.90 per share and maturing on June 30, 2006. In January 2007, the Company agreed to make periodic payments in order to repay the note in full by December 31, 2008.	8,000	15,000
(4) Convertible note bearing interest at 8% per annum maturing on June 20, 2008, with a conversion price of $0.90 per share. In June 2008 the note was extended to December 31, 2008.	10,000	10,000
(5) Convertible note bearing interest at 8% per annum maturing on July 7, 2008, with a conversion price of $0.90 per share. In May 2008 the note was extended to December 31, 2008.	15,000	15,000
(6) Convertible note bearing interest at 8% per annum maturing on July 11, 2008, with a conversion price of $0.90 per share. In July 2008 the note was extended to December 31, 2008.	15,000	15,000
(7) Convertible note bearing interest at 8% per annum maturing on July 27, 2008, with a conversion price of $0.90 per share. In June 2008 the note was extended to December 31, 2008.	10,000	10,000
(8) Convertible note bearing interest at 8% per annum maturing on July 27, 2008, with a conversion price of $0.90 per share. In May 2008 the note was extended to December 31, 2008.	100,000	100,000

(9) Convertible note bearing interest at 8% per annum maturing on March 15, 2008, with a conversion price of $0.90 per share. The Company issued 66,667 warrants with an exercise price of $0.55 per share and expiring March 15, 2008. The fair value of the warrants was $12,300. For the six months ended June 30, 2008 and 2007, the Company recorded $1,025 and $1,538, respectively, in financing expense related to the issuance of these warrants. In July 2008, the Company, the note holder and the Company’s investor group have agreed upon a settlement whereby the debt shall be assigned to the investor group by the Company and the investor group shall repay the agreed upon settlement amount to the note holder, in installments, through February 2009.

	100,000	100,000
(10) Convertible note bearing interest at 9% per annum maturing on June 9, 2009, with a conversion price of $0.14 per share. The Company issued 400,000 warrants with an exercise price of $0.25 per share and expiring June 9, 2011. The fair value of the warrants was $36,960. For the six months ended June 30, 2008 and 2007, the Company recorded $6,160 and $3,080, respectively, in financing expense related to the issuance of these warrants.	200,000	200,000
(11) Convertible note bearing interest at 9% per annum maturing on September 29, 2009, with a conversion price of $0.08 per share. The Company issued 562,500 warrants with an exercise price of $0.16 per share and expiring September 23, 2011. The fair value of the warrants was $39,600. For the six months ended June 30, 2008 and 2007, the Company recorded $6,600 and $3,300, respectively, in financing expense related to the issuance of these warrants.	150,000	150,000

(12)   Six units, sold in February 2007 to six individuals; each unit consists of an 18% convertible note of $16,667 for a total of $100,000, maturing August 31, 2007, with a conversion price of $0.05 per share and 66,667 bonus shares of the Company’s common stock, per individual, valued at $0.03988, for a total of 400,000 shares of common stock. Six months of prorated interest of $8,729, was due at closing and paid to the note holders. The Company paid a placement agent fee of $10,000 and issued 80,000 shares of the Company’s common stock, at $0.03988, in March 2007. The Company also paid an escrow agent fee of $500 and a legal fee of $1,000. For the six months ended June 30, 2008 and 2007, the Company expensed $0 and $19,142, respectively, of financing expenses related to the issuance of the shares. In November 2007 the notes were extended to April 30, 2008. Per the terms of the extensions, the Company repaid 20% of the note balances in November 2007. Of the remaining balances, 20% was due by January 31, 2008 and 60% plus accrued interest was due by April 30, 2008. The payments have been extended by the Company. In conjunction with the November extensions, the note holders shall receive an aggregate total of 200,000 shares of the Company’s common stock per month (“extension shares”) with a value based on the closing market price of the stock on the 18th of each month. In November 2007, the Company issued 600,000 extension shares at $0.007 per share to the note holders for the months of September through November and 120,000 shares of common stock at $0.007 per share to the placement agent in relation to the extensions. In December 2007, the Company recorded 200,000 shares of common stock at $0.011 per share to the note holders and 40,000 shares of common stock to the placement agent as the December extension shares. In June 2008, the Company paid $9,768 against the six notes. For the months of January to June 2008, the Company recorded 200,000 shares of common stock per month, with the shares ranging from $0.015 to $0.029 per share, to the note holders and 40,000 shares of common stock per month to the placement agent as the January to June 2008 extension shares. All of the above issued Company shares have Rule 144 piggyback registration rights. For the six months ended June 30, 2008 and 2007, the Company expensed $30,900 and $0, respectively, of financing expenses related to the shares recorded for the note extensions.

70,232	80,000

(13) Convertible note executed in March 2007 bearing interest at 18% per annum maturing on January 31, 2008, with a conversion price of $0.025 per share, which has been extended three times through January 31, 2008. The Company also issued 150,000 restricted shares of common stock, valued at $0.039 per share. The Company issued 150,000 shares of restricted common stock and the note holder converted interest of $3,513.70 into 159,714 shares of common stock both at $0.022 per share relating to the first extension. The Company issued 150,000 shares of restricted common stock and the note holder converted interest of $3,402.74 into 162,035 shares of common stock both at $0.021 per share relating to the second extension. The Company recorded 50,000 shares of restricted common stock and recorded the note holder’s converted interest of $3,402.74 into 154,670 shares of common stock both at $0.022 per share relating to the third extension. All of the Company’s shares of common stock issued in connection with the convertible notes and the extensions have Rule 144 piggyback registration rights. For the six months ended June 30, 2008 and 2007, the Company expensed $0 and $9,150, respectively, in financing expenses related to the issuance of the shares for the note and extensions. In March 2008, the Company assigned the note to the Company’s investor group and the note holder agreed to an amount of $15,000 as full settlement of the note. The settlement amount was paid to the note holder by the investor group in March 2008 (see Note 14).

-	75,000

(14) One unit, sold in April 2007, consisting of an 18% convertible note payable of $25,000, maturing October 24, 2007, with a conversion price of $0.05 per share and 120,000 bonus shares of the Company’s common stock, at $0.019 per share. Six months of prorated interest of $2,250, due at closing was paid to the note holder. The Company paid a placement agent fee of $3,209 and issued 24,000 shares of the Company’s common stock, at $0.019, in May 2007 and an escrow agent fee of $660.  For the six months ended June 30, 2008 and 2007, the Company expensed $0 and $2,736 of financing expenses related to the issuance of the shares. In November 2007 the note was extended to April 30, 2008. Per the terms of the extension, the Company repaid 20% of the note balance in November 2007. Of the remaining note balance, 20% was due by January 31, 2008 and 60% plus accrued interest was due by April 30, 2008. The payments have been extended by the Company. In conjunction with the November extension, the note holder shall receive 50,000 restricted shares of the Company’s common stock per month (“extension shares”) with a value based on the closing market price of the stock on the 18th of each month. In November 2007, the Company issued 50,000 shares of common stock at $0.007 per share to the note holder and 10,000 shares of common stock at $0.007 per share to the placement agent for the November 2007 extension. In December 2007, the Company recorded 50,000 shares of common stock at $0.011 per share to the note holder and 10,000 shares of common stock to the placement agent as the December extension shares. In June 2008, the Company paid $2,443 against the note. For the months of January to June 2008, the Company recorded 50,000 shares of common stock per month, with the shares ranging from $0.015 to $0.029 per share, to the note holders and 10,000 shares of common stock per month to the placement agent as the January to June 2008 extension shares. All of the above issued Company shares have Rule 144 piggyback registration rights. For the six months ended June 30, 2008 and 2007, the Company expensed $7,500 and $0, respectively, of financing expenses related to the shares to be issued for the note extension.

17,557	20,000

(15) Convertible note executed in May 2007 bearing interest at 9% per annum maturing on May 1, 2009, with a conversion price of $0.035 per share. The Company issued 571,429 warrants with an exercise price of $0.07 per share and an expiration date of May 1, 2009. The fair value of the warrants issued was $10,114. For the six months ended June 30, 2008 and 2007, the Company recorded $2,529 and $843, respectively, in financing expense related to the issuance of these warrants.	100,000	100,000

(16) Convertible note for $15,000 executed in June 2007 bearing interest at 9% per annum maturing on June 21, 2009, with a conversion price of $0.015 per share. The Company issued 1,200,000 warrants with an exercise price of $0.03 per share and an expiration date of June 21, 2009. The fair value of the warrants issued was $17,880. For the six months ended June 30, 2008 and 2007, the Company recorded $4,470 and $745, respectively, in financing expense related to the issuance of these warrants. In February 2008, the Company assigned the note to the Company’s investor group and the note holder agreed to an amount of $3,000 as full settlement of the note. The settlement amount was paid to the note holder by the investor group in February 2008 (see Note 14).

	-	15,000
(17) Convertible notes executed in June 2007 bearing interest at 8% per annum maturing on June 29, 2009, with a conversion price of $0.02 per share. The Company issued 1,000,000 warrants with an exercise price of $0.04 per share and an expiration date of June 29, 2009. The fair value of the warrants was $21,800. For the six months ended June 30, 2008 and 2007, the Company recorded $5,450 and $908, respectively, in financing expense related to the issuance of these warrants.	100,000	100,000
(18) Convertible note executed in July 2007 bearing interest at 8% per annum maturing on July 2, 2009, with a conversion price of $0.02 per share. The Company issued 1,000,000 warrants with an exercise price of $0.04 per share and an expiration date of July 2, 2009. The fair value of the warrants issued was $29,800. For the six months ended June 30, 2008 and 2007, the Company recorded $7,450 and $0, respectively, in financing expense related to the issuance of these warrants.	100,000	100,000

(19) Convertible notes executed in August 2007 bearing interest at 9% per annum maturing on August 9, 2009, with a conversion price of $0.025 per share. The Company issued 960,000 warrants with an exercise price of $0.04 per share and an expiration date of August 9, 2010. The fair value of the warrants was $23,040. For the six months ended June 30, 2008 and 2007, the Company recorded $3,840 and $0, respectively, in financing expense related to the issuance of these warrants.	120,000	120,000
	1,350,789	1,585,000
Less current maturities	(980,789)	(800,000)
	$370,000	$785,000

The Black-Scholes Option Pricing Model was used to calculate the fair value of all the above mentioned warrants.

Interest expense for the convertible notes payable for the six months ended June 30, 2008 and 2007 was $66,757 and $52,504, respectively.

NOTE 6 -

CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

Convertible notes payable – related parties at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
(1) Convertible note executed in November 2003 with the VP of Technology bearing interest at the prime rate plus 2% per annum with an extended maturity date of September 30, 2008, and a conversion price of $1.00 per share. The Company issued 5,000 warrants with an exercise price of $1.00 per share expiring November 10, 2013. The fair value of the warrants issued was $2,038. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	$50,000	$50,000
(2) Convertible note executed in January 2004 with the VP of Technology bearing interest at the prime rate plus 4% per annum with an extended maturity date of September 30, 2008, and a conversion price of $1.00 per share. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	7,500	7,500
(3) Convertible notes executed in February, June, September 2004 and August 2005 with the CEO bearing interest at an amended rate of 8% per annum with an extended maturity date of February 28, 2009, and a conversion price of $1.00 per share. The Company issued 18,000 warrants with an exercise price of $1.00 per share and expiration dates of February 4, 2014, September 7, 2014 and August 16, 2015. The fair value of the warrants issued was $3,387. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	230,000	230,000
(4) Convertible notes executed in August, and September 2005 with a Software Developer bearing interest at 8% per annum with an extended maturity date of February 28, 2009, and a conversion price of $1.00 per share. The Company issued 1,500 warrants with an exercise price of $1.00 per share and expiration dates of August 26, 2015 and September 29, 2015. The fair value of the warrants issued was $372. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	15,000	15,000
(5) Convertible note executed in August 2005 with the President bearing interest at 8% per annum with an extended maturity date of December 31, 2007, and a conversion price of $1.00 per share. The Company issued 5,000 warrants with an exercise price of $1.00 per share and an expiration date of August 26, 2015. The fair value of the warrants issued was $1,230. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The note was repaid in full in February 2008.	-	50,000
(6) Convertible note executed in September 2005 with a relative of the Chief Financial Officer bearing interest at 8% per annum with an extended maturity date of February 28, 2009, and a conversion price of $1.00 per share. The Company issued 500 warrants with an exercise price of $1.00 per share and an expiration date of December 7, 2015. The fair value of the warrants issued was $127. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	5,000	5,000

(7) Convertible note executed in December 2005 with a Software Developer bearing interest at 8% per annum with an extended maturity date of February 28, 2009, and a conversion price of $1.00 per share. The Company issued 1,000 warrants with an exercise price of $1.00 per share and an expiration date of December 6, 2015. The fair value of the warrants issued was $427. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	10,000	10,000

(8) Convertible notes executed in December 2005 and January 2006 with the Office Manager bearing interest at 8% per annum with an extended maturity date of February 28, 2009, and a conversion price of $1.00 per share. The Company issued 8,000 warrants with an exercise price of $1.00 per share and expiration dates of December 28, 2015 and January 9, 2016. The fair value of the warrants issued was $3,145. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	58,755	63,691
(9) Convertible notes executed in January and February 2006 with the CEO bearing interest at an amended rate of 8% per annum with an extended maturity date of February 28, 2009, and a conversion price of $1.00 per share. The Company issued 3,800 warrants with an exercise price of $1.00 per share and expiration dates of January 18, 2016 and February 28, 2016. The fair value of the warrants issued was $415. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	38,000	38,000
(10) Convertible note executed in March 2006 with a Software Developer bearing interest at 8% per annum with an extended maturity date of February 28, 2009, and a conversion price of $0.75 per share. The Company issued 500 warrants with an exercise price of $1.00 per share and an expiration date of March 6, 2016. The fair value of the warrants issued was $45. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	5,000	5,000

	419,255	474,191
Less current maturities	(419,255)	(107,500)
	$-	$366,691

The Black-Scholes Option Pricing Model was used to calculate the fair value of all the above mentioned warrants.

At June 30, 2008 and 2007, accrued interest due for the convertible notes – related parties was $103,414 and $65,369, respectively, and is included in accrued expenses in the accompanying balance sheet. Interest expense for convertible notes payable – related parties for the six months ended June 30, 2008 and 2007 was $17,394 and $19,622, respectively.

NOTE 7 -

NOTES PAYABLE

Notes payable at June 30, 2008 and December 31, 2007 consisted of the following:

June 30, 2008	December 31, 2007

(1) One unit consisting of a $100,000 promissory note and 200,000 shares of the Company’s common stock, at $0.14, sold in May 2006. The note bears interest at 9% per annum and matured on August 28, 2006. Because the note was not fully repaid within a twenty (20) day grace period after the maturity date, the remaining outstanding principal and accrued and unpaid interest was convertible into shares of common stock of the Company at the sole option of the holder, at a conversion price equal to the lesser of (a) $0.22 or (b) ninety percent (90%) of the lowest Volume Weighted Average Price, as defined, of the common stock during the thirty (30) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP. The Company paid a placement agent fee of $7,000 relating to the promissory note. In January 2008, the Company executed a Forbearance Agreement with YA Global, the note holder, whereby YA Global has agreed to forbear from exercising its rights under the secured convertible debentures through February 27, 2008. The terms of the Forbearance Agreement also include a reduction in the YA Global Fixed Conversion Price to $0.0065. In February 2008, the Forbearance Agreement was further extended to May 15, 2008. In May 2008, the Company executed a Forbearance Agreement with YA Global, the note holder, whereby YA Global has agreed to forbear from exercising its rights under the secured convertible debentures through October 15, 2008.

$100,000	$100,000

 (2) Six units sold in July 2006 to six individuals, each unit consisting of a 12% promissory note of $25,000, maturing January 10, 2007 and 250,000 bonus shares of the Company’s common stock, at $0.085, for a total of $150,000 and 1,500,000 shares of common stock. Six months interest of $9,000, due at closing was paid to the note holders. The Company paid a placement agent fee of $15,000 and issued 150,000 shares of the Company’s common stock, at $0.085, in August 2006, paid an escrow agent fee of $3,000, a due diligence fee of $7,500 and issued 50,000 shares of the Company’s common stock, at $0.085, to the placement agent in July 2006. In January 2007, the Company extended the maturity date of five of the promissory notes, totaling $100,000, to March 10, 2007 and increased the interest rate of the promissory notes to 20% per annum. The remaining promissory note in the amount of $50,000 was paid in full in February 2007. In March, May, July and August 2007, the Company paid $81,250 against the five remaining notes. For the months of February through November 2007, the Company issued 462,500 extension shares of the Company’s common stock to the note holders who had open balances in each of those months and 46,250 extension shares to the placement agent, with the shares ranging from $0.010 to $0.0435. For the month of December 2007, the Company recorded 18,750 extension shares of the Company’s common stock to the two remaining note holders who had open balances and 1,875 extension shares to the placement agent, at $0.011 per share. In June 2008, the Company paid $2,289 against the two remaining notes. For the months of January through June 2008, the Company recorded 110,211 extension shares of the Company’s common stock to the two remaining note holders who had open balances and 11,021 extension shares to the placement agent, with the shares ranging from $0.015 to $0.029. For the months of May through July 2007, the Company issued a total of 450,000 penalty shares of the Company’s common stock, ranging from $0.022 to $0.03, to all of the note holders per the terms of the notes and 30,000 penalty shares, ranging from $0.022 to $0.03, to the placement agent. All of the above issued shares have Rule 144 piggyback registration rights. For the six months ended June 30, 2008 and 2007, the Company expensed $2,541 and $7,535, respectively, of financing expenses related to the shares issued and to be issued for the note extensions and penalties.

16,461	18,750

(3)  Promissory note executed in June 2007, bearing interest at 9% per annum, maturing on December 14, 2007.  The Company issued 100,000 warrants with an exercise price of $0.05 per share with an expiration date of June 14, 2012. The fair value of the warrants issued was $1,800.  For the six months ended June 30, 2008 and 2007, the Company recorded $0 and $300, respectively, in financing expense related to the issuance of these warrants. In December 2007, the Company repaid $5,000 of the principal to the note holder and the note was extended to January 31, 2008. As of June 30, 2008, the Company is pursuing a settlement agreement with the note holder.

45,000	45,000

(4) Promissory note for $15,000 executed in November 2007, bearing interest at 8% per annum, maturing on May 21, 2008 with a financial consultant for services to be rendered per the terms of an agreement executed in November 2007. In March 2008, the agreement was terminated and the note was cancelled.	-	15,000
(5) Promissory note for $52,500 executed in December 2007, bearing interest at 12% per annum, maturing on September 6, 2008. The Company issued 550,000 restricted shares of common stock, at $0.01 per share. The note was repaid in full in March 2008.	-	52,500
(6) Promissory note for $50,000 executed in December 2007, bearing interest at 8% per annum, maturing on December 31, 2008. The Company released the 2,000,000 pledge shares that were being held in escrow relating to two other notes executed with the same individual. The note was repaid in full in March 2008.	-	50,000

(7) Promissory note executed in January 2008, bearing interest at 8% per annum, maturing on September 30, 2008. The Company recorded 1,000,000 shares of restricted common stock, valued at $0.0092 per share, with Rule 144 piggyback registration rights. For the six months ended June 30, 2008 and 2007, the Company expensed $9,200 and $0, respectively, of financing expenses related to the shares to be issued.	100,000	-

(8) Promissory note executed in January 2008, bearing interest at 18% per annum, maturing on July 31, 2008. The Company issued 150,000 warrants with an exercise price of $0.025 per share with an expiration date of January 31, 2013. The fair value of the warrants issued was $4,350. For the six months ended June 30, 2008 and 2007, the Company recorded $3,625 and $0, respectively, in financing expense related to the issuance of these warrants. In July 2008 the note was extended to December 31, 2008.	50,000	-

(9) Thirty-seven units, sold in January 2008 per the terms of a term sheet executed with an investor group in January 2008 (see Note 14), with each unit consisting of a 10% promissory note of $25,000, maturing three years from the execution date and with a 10% discount rate, and 62,000 non-dilutable (for one year) restricted shares of the Company’s common stock, at market price. The Company expensed the discount rate of $92,500, related to the units sold, as financing expense. The Company recorded 2,294,000 shares of restricted common stock, with the shares ranging from $0.023 to $0.025, related to the units sold. For the six months ended June 30, 2008 and 2007, the Company expensed $53,010 and $0, respectively, of financing expenses related to the shares to be issued.

	925,000	-

(10) Seventeen units, sold in February 2008 per the terms of a term sheet executed with an investor group in January 2008 (see Note 14), with each unit consisting of a 10% promissory note of $25,000, maturing three years from the execution date and with a 10% discount rate, and 62,000 non-dilutable (for one year) restricted shares of the Company’s common stock, at market price. The Company expensed the discount rate of $42,500, related to the units sold, as financing expense. The Company recorded 1,054,000 shares of restricted common stock, with the shares ranging from $0.028 to $0.038, related to the units sold. For the six months ended June 30, 2008 and 2007, the Company expensed $31,124 and $0, respectively, of financing expenses related to the shares to be issued.

	425,000	-

(11) Four units, sold in March 2008 per the terms of a term sheet executed with an investor group in January 2008 (see Note 14), with each unit consisting of a 10% promissory note of $25,000, maturing three years from the execution date and with a 10% discount rate, and 62,000 non-dilutable (for one year) restricted shares of the Company’s common stock, at market price. The Company expensed the discount rate of $10,000, related to the units sold, as financing expense. The Company recorded 248,000 shares of restricted common stock, with the shares valued at $0.025, related to the units sold. For the six months ended June 30, 2008 and 2007, the Company expensed $6,200 and $0, respectively, of financing expenses related to the shares to be issued.

	100,000	-

(12) One unit, sold in April 2008 per the terms of a term sheet executed with an investor group in January 2008 (see Note 14), with each unit consisting of a 10% promissory note of $25,000, maturing three years from the execution date and with a 10% discount rate, and 62,000 non-dilutable (for one year) restricted shares of the Company’s common stock, at market price. The Company expensed the discount rate of $2,500, related to the unit sold, as financing expense. The Company recorded 62,000 shares of restricted common stock, with the shares valued at $0.017 for 31,000 shares and $0.018 for 31,000 shares, respectively, related to the unit sold. For the six months ended June 30, 2008 and 2007, the Company expensed $1,085 and $0, respectively, of financing expenses related to the shares to be issued.

25,000	-

	1,786,461	281,250
Less current maturities	(311,461)	(281,250)
	$1,475,000	$-

The Black-Scholes Option Pricing Model was used to calculate the fair value of all the above mentioned warrants.

Interest expense for notes payable for the six months ended June 30, 2008 and 2007 was $78,711 and $12,610, respectively.

NOTE 8 -

NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
(1) Promissory notes executed in March 2004 with the CEO bearing interest at an amended rate of 8% per annum with an extended maturity date of February 28, 2009.	$105,000	$105,000
(2) Promissory note executed in November 2004 with the CEO bearing interest at an amended rate of 8% per annum with an extended maturity date of February 28, 2009.	84,000	84,000
(3) Promissory notes executed in January 2006 with the President, non-interest bearing, with an extended maturity date of December 31, 2007. The note was repaid in full in February 2008.	-	10,000
(4) Promissory notes executed in February and April 2006 with the CEO bearing interest at 8% per annum with an extended maturity date of February 28, 2009.	315,000	315,000
(5) Promissory notes executed in February and March 2006 with the President bearing interest at 8% per annum with an extended maturity date of December 31, 2007. The notes were repaid in full in February 2008.	-	15,000
(6) Promissory note executed in May 2006 with the CEO bearing interest at 9% per annum with an extended maturity date of February 28, 2009. The Company issued 200,000 warrants with an exercise price of $0.13 per share and an expiration date of May 25, 2011. The fair value of the warrants issued was $24,300.	100,000	100,000
(7) Promissory note executed in February 2007 with the CEO bearing interest at 8% per annum with an extended maturity date of February 28, 2009. The Company issued 88,000 warrants with an exercise price of $0.05 per share and an expiration date of February 21, 2012. The fair value of the warrants issued was $3,758. For the six months ended June 30, 2008 and 2007, the Company recorded $0 and $1,879, respectively, in financing expense related to the issuance of these warrants.	22,000	22,000
(8) Promissory notes executed in February 2008 with the President bearing interest at 8% per annum with a maturity date of February 28, 2009.	70,000	-

	$696,000	$651,000
Less current maturities	(696,000)	(25,000)
	$-	$626,000

The Black-Scholes Option Pricing Model was used to calculate the fair value of all the above mentioned warrants.

Interest expense for notes payable - related parties for the six months ended June 30, 2008 and 2007 was $27,767 and $25,925, respectively.

NOTE 9 -

CONVERTIBLE SECURED NOTES PAYABLE

Convertible secured notes payable consisted of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
YA Global (formerly Cornell)	$427,447	$427,447
Highgate House Funds, Ltd.	244,720	244,720
Total convertible secured notes payable	$672,167	$672,167

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

Interest expense for convertible secured notes payable for the six months ended June 30, 2008 and 2007 was $25,655 and $47,264, respectively.

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

In May 2008, the Company executed a Forbearance Agreement with YA Global that supersedes the January 2008 agreement and February 2008 amendment, whereby YA Global and Highgate have agreed to forbear from exercising their rights under the secured convertible debentures through October 15, 2008.  Per the terms of the May 2008 Forbearance Agreement, the Company agreed to use its best efforts to make available sufficient authorized shares of its common stock to effect conversion of the entire amount outstanding, to YA Global and Highgate, by October 15, 2008. The terms of the contingency warrants became applicable to the terms of the May 2008 Forbearance Agreement.  Additionally, per the terms of the agreement, the Company’s investor group paid $75,000 to YA Global in May 2008 which is further broken down as:

•

$17,268 (additional prepaid interest to YA Global from May 15, 2008 to October 15, 2008)

•

$7,181 (additional prepaid interest to Highgate from May 15, 2008 to October 15, 2008)

•

$27,840 (accrued interest due on the Highgate debenture dated April 26, 2005)

•

$22,711 (non-refundable extension payment that will be applied to the redemption amount if the remaining balance is paid in full by October 15, 2008)

The payment of the accrued interest of $27,840 for the Highgate April 26, 2005 debenture reduced the total amount of our indebtedness to YA Global and Highgate to $1,186,253 as agreed to in the May 2008 Forbearance Agreement.

Conversions to Common Stock

For the six months ended June 30, 2008, YA Global had no conversions.

For the six months ended June 30, 2007, YA Global converted $140,500 of the April 27, 2005 debenture into 10,100,694 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion price ranged from $0.0096 to $0.034 per share.

For the six months ended June 30, 2008, Highgate had no conversions.

For the six months ended June 30, 2007, Highgate converted $20,279.64 of the May 6, 2005 debenture into 590,460 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion price was $0.034 per share.

NOTE 10 -

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

NOTE 11 -

STOCKHOLDERS’ DEFICIT

Issuance of Stock for Services

In August 2005, the Company entered into a retainer agreement with an attorney, whereas the attorney will act as in house counsel for the Company with respect to all general corporate matters.  The agreement is at will and required a payment of 10,000 shares of common stock, valued at $0.90 per share, due upon execution.  The certificate for the 10,000 shares of common stock was issued in October 2005.   Commencing on September 1, 2005, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market.  For the six months ended June 30, 2008, the Company recorded 7,500 shares of common stock, valued at $353, all of which has been expensed as legal fees, related to the agreement.

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

Issuance of Stock for Financing

In January 2008, the Company recorded 1,000,000 million shares of common stock, valued at $0.0092 per share, issuable to an individual as consideration for a promissory note executed in January 2008 (see Note 7). The shares have Rule 144 piggyback registration rights. For the six months ended June 30, 2008, the Company expensed $9,200 of financing expenses related to the shares.

In accordance with a term sheet executed with an investment firm in January 2008, the Company sold 59 units to twenty-two investors.  In January 2008, the Company recorded 2,294,000 shares of common stock, valued at $0.023 to $0.025 per share, issuable to twelve investors per the terms of the agreement. In February 2008, the Company recorded 1,054,000 shares of common stock, valued at $0.028 to $0.038 per share, issuable to seven investors per the terms of the agreement. In March 2008, the Company recorded 248,000 shares of common stock, valued at $0.025 per share, issuable to one investor per the terms of the agreement. In April 2008, the Company recorded 62,000 shares of common stock, valued at $0.017 to $0.018 per share, issuable to two investors per the terms of the agreement.  In May 2008, in accordance with an amendment to the term sheet the Company signed with the investor firm, the Company recorded 1,180,000 shares of the Company’s common stock, valued at $0.02 per share, to reflect the retroactive increase in the shares to be issued to the investors who purchased units as of the date of the amendment.  The increase recorded was 20,000 shares for each unit sold (see Note 14). All of the shares recorded relating to the term sheet are non-dilutable and have Rule 144 piggyback registration rights.  For the six months ended June 30, 2008, the Company expensed $115,029 of financing expenses related to the shares.

Warrants

At June 30, 2008, the Company issued warrants related to its convertible notes payable.  The warrants entitle the note holders to purchase the Company’s common stock at: 66,667 warrants with an exercise price of $0.55 per share, 400,000 warrants with an exercise price of $0.25 per share, 45,000 warrants with an exercise price of $0.20 per share, 562,500 warrants with an exercise price of $0.16 per share,  571,429 warrants with an exercise price of $0.07 per share,  4,460,000 warrants with an exercise price of $0.04 per share and 1,200,000 warrants with an exercise price of $0.03 per share. 3,838,096 warrants have a two year exercise term, 1,005,000 warrants have a three year exercise term and 2,462,500 warrants have a five year exercise term.

At June 30, 2008, the Company issued warrants related to its convertible notes payable – related parties.  The warrants entitle the note holders to purchase the Company’s common stock at $1.00 per share and have an exercise term of ten years.  At June 30, 2008, 31,000 warrants will expire in the year 2013, 16,500 warrants expire in the year 2014, 21,700 warrants in the year 2015 and 11,300 warrants in the year 2016.

At June 30, 2008, the Company issued warrants related to its notes payable.  The warrants entitle the note holder to purchase the Company’s common stock at $0.025 per share for 150,000 warrants and $0.05 per share for 100,000 warrants with an exercise term of five years.

At June 30, 2008, the Company issued warrants related to its notes payable – related parties.  The warrants entitle the note holder to purchase the Company’s common stock at $0.05 per share for 88,000 warrants and $0.13 per share for a 200,000 warrants with an exercise term of five years.

NOTE 12 -

STOCK BASED COMPENSATION

In September 2004, the stockholders approved the Equity Incentive Plan for its employees (“Incentive Plan”), effective April 1, 2004.  Of the total authorized for issuance at June 30, 2008, 74,609,116 shares were available for future issuance.

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

The table below summarizes the Company’s Incentive Plan stock option activity through June 30, 2008:

				Weighted	Aggregate
	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Average Remaining (in years) Contractual Term	Intrinsic Value (in thousands)
Balance, December 31, 2005	1,830,000	$1.00	$1.0000		$-
Granted	4,514,553	$0.0698 - $ 0.10	$0.0920		$-
Balance, December 31, 2006	6,344,553	$0.0698 - $ 0.10	$0.3539		$-
Granted	19,046,331	$0.008 - $ 0.50	$0.0221		-
Balance, December 31, 2007	25,390,884	$0.008 - $ 1.00	$0.1050		$-
Granted	-	-	-		$-
Balance, June 30, 2008	25,390,884	$0.008 - $ 1.00	$0.1050		$-
Vested and Exercisable, June 30, 2008	21,363,312		$0.1050		$-

As of June 30, 2008, an aggregate of 25,390,884 options were outstanding under the incentive plan.  The exercise price for 1,830,000 options is $1.00, for 100,000 options is $0.50, for 2,775,000 options is $0.10, for 348,096 options is $0.099, for 405,432 options is $0.085, for 492,309 options is $0.07, for 493,716 options is $0.0698, for 2,023,084 is $0.05, for 558,119 is $0.045, for 918,976 is $0.0375, for 785,255 is $0.024, for 1,551,842 options is $0.023, for 3,773,081 options is $0.02, for 1,868,324 options is $0.017, for 2,597,435 options is $0.015 and 4,870,215 options is $0.008. As of June 30, 2007, an aggregate of 17,616,435 options were outstanding under the incentive plan.  The exercise price for 1,830,000 options was $1.00, for 100,000 options was $0.50, for 2,775,000 options was $0.10, for 348,096 options was $0.099, for 405,432 options was $0.085, for 492,309 options was $0.07, for 493,716 options was $0.0698, for 1,243,850 was $0.05, for 558,119 was $0.045, for 918,976 was $0.0375, for 785,255 was $0.024, for 1,551,842 options was $0.023, for 1,648,081 options was $0.02, for 1,868,324 options was $0.017 and for 2,597,435 options was $0.015.  At June 30, 2008, there were 21,363,312 vested incentive plan stock options outstanding of which 3,246,810 options are exercisable at $0.008, 2,597,435 options are exercisable at $0.015, 1,868,324 options are exercisable at $0.017, 2,498,775 options are exercisable at $0.02, 1,551,842 options are exercisable at $0.023, 785,255 options are exercisable at $0.024, 918,976 options are exercisable at $0.0375, 558,119 options are exercisable at $0.045, 2,023,084 options are exercisable at $0.05, 493,716 options are exercisable at $0.0698, 492,309 options are exercisable at $0.07, 405,432 options are exercisable at $0.085, 348,096 options are exercisable at $0.099, 1,704,168 options are exercisable at $0.10, 41,666 options are exercisable at $0.50 and 1,829,305 options are exercisable at $1.00.

As of June 30, 2008, there was $179,109 of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 12 months.

The following table summarizes information concerning outstanding and exercisable Incentive Plan options as of June 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.0000	1,830,000	7.00	$1.0000	1,829,305	$1.0000
$0.0698 - $0.50	4,614,553	9.00	0.1008	3,485,387	0.1008
$0.0080 - $0.05	18,946,331	10.00	0.0267	16,048,620	0.0267

	25,390,884	8.67	$0.1050	21,363,312	$0.1050

Non-Incentive Plan Stock Option Grants

Since December 31, 2005, the Company has outstanding an aggregate of 7,618,889 non-plan, non-qualified options for non-employees with 7,600,000 exercisable at $0.36 and 18,889 exercisable at $0.90 yielding a weighted average exercise price of $0.3613 and no outstanding incentive options outside of the Plan.

NOTE 13 -

OTHER (INCOME) EXPENSE

Other (income) expense consisted of the following at June 30, 2008 and 2007:

	June 30, 2008	June 30, 2007
Interest expense	$291,384	$5,589
Financing expense	296,935	350,463
Derivative instruments (income) expense, net	(999,364)	737,973
Forgiveness of debt (*)	(238,750)	-
Total other (income) expense	$(649,795)	$1,094,025

(*) For the six months ended June 30, 2008 and 2007, the Company recorded forgiveness of debt from settlements with certain note holders and trade vendors in the amount of $238,750 and $0, respectively.

NOTE 14 -

COMMITMENTS AND CONTINGENCIES

Payroll Taxes

As of June 30, 2008, the Company owes $53,481 of payroll taxes, of which approximately $45,000 are delinquent from the year ended December 31, 2003. The Company has also recorded $32,462 of related estimated penalties and interest on the delinquent payroll taxes.  Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available.

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

Lease Agreement

In January 2008, the Company executed a lease renewal agreement with its landlord. The term of the renewal is from February 1, 2008 through January 31, 2013.  Per the terms of the renewal, the Company shall pay a monthly base rent of $6,356 with no rent payments due for the months of February 2008, February 2009 and February 2010.

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

Investor Group

In January 2008, the Company executed a term sheet with an investor group whereby the group will assist the Company on an ongoing best efforts basis in order for the Company to obtain financing of up to $2,500,000 in the form of up to 100 units, each unit containing a $25,000 promissory note and 62,000 non-dilutable (for one year), restricted shares of the Company’s common stock. The promissory notes shall have a three year term, bearing interest at 10% per annum, with a 10% discount rate. All funds received as a result of the sale of the units shall be held in an escrow account that shall be managed by the investor group’s assigned representative. Upon repayment of the Company’s open secured notes and receipt of a release of indebtedness from YA Global and Highgate, the intellectual property of the Company will be pledged to the note holders in the investor group until such time that the unsecured notes and accrued interest of the investor group are repaid in full. In January 2008, the Company sold 37 units to the investor group for a total of $925,000 in promissory notes with a discount of $92,500. The Company shall issue 2,294,000 shares of common stock in relation to the units sold. In February 2008, the Company sold 17 units to the investor group for a total of $425,000 in promissory notes with a discount of $42,500. The Company shall issue 1,054,000 shares of common stock in relation to the units sold. In March 2008, the Company sold 4 units to the investor group for a total of $100,000 in promissory notes with a discount of $10,000. The Company shall issue 248,000 shares of common stock in relation to the units sold. In April 2008, the Company sold 1 unit to the investor group for a total of $25,000 in promissory notes with a discount of $2,500. The Company shall issue 62,000 shares of common stock in relation to the unit sold. The investor group advanced funds totaling $50,000 in February 2008, $280,000 in March 2008, $74,070 in April 2008, $80,000 in May 2008, $95,000 in June 2008 and $125,000 in July 2008, respectively, to the Company. The funds being held in escrow are classified as restricted cash on the balance sheets.  In May 2008, the Company executed an amendment to the term sheet whereby the number of restricted and non-dilutable shares of the Company’s common stock to be issued per unit sold was increased from 62,000 shares to 82,000 shares. The increase was applied retroactively to those investors who purchased units as of the date of the amendment. In accordance with the amendment, the Company recorded 1,180,000 shares of the Company’s common stock, valued at $0.02 per share, and computed as 20,000 shares multiplied by 59 units to reflect the retroactive increase in the shares to be issued to the investors who purchased units as of the date of the amendment (see Note 14). In July 2008, the Company sold 1 unit to the investor group for a total of $25,000 in promissory notes with a discount of $2,500. The Company shall issue 82,000 shares of common stock in relation to the unit sold (see Note 16).

In February 2008, the Company executed a Debt Assignment and Security Designation Agreement with the investor group whereby the Company has assigned the debt owed as convertible secured notes payable to YA Global and Highgate to the investor group. The investor group paid a total of $200,000 to YA Global and Highgate in February 2008 for additional interest and the security deposit owed in relation to the extended and amended forbearance agreement the Company and YA Global executed in February 2008 and $75,000 in May 2008 for additional interest, partial accrued interest and an extension fee owed in relation to the new forbearance agreement the Company and YA Global executed in May 2008 (see Note 9).

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

Due to Factor

In March 2007, the Company entered into a sale and subordination agreement with a factoring firm whereby the Company sold its rights to two invoices, from February 2007 and March 2007, totaling $470,200 to the factor.  Upon signing the agreement and providing the required disclosures, the factor remitted 65%, or $144,440, of the February 2007 invoice and a certain percentage of $53,010 of the March 2007 invoice to the Company.  The Company paid a $500 credit review fee to the factor relating to the agreement.  Per the terms of the agreement, once the Company’s client remits the invoice amount to the factor, the factor deducts a discount fee from the remaining balance of the factored invoices and forwards the net proceeds to the Company.  The discount fee is computed as a percentage of the face amount of the invoice as follows: 2.25% fee for invoices paid within 30 days of the down payment date with an additional 1.125% for each 15 day period thereafter. In September 2007, the February 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In December 2007, the March 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In February 2008, the Company and the factor have agreed to a total settlement amount of $75,000 to be paid by the Company to the factor in September 2008 unless both parties mutually agree to extend the due date. As of June 30, 2008, the balance due to the factor by the Company was $209,192 including interest.

NOTE 15 -

CONCENTRATION OF CREDIT RISK

(i) Customers and Credit Concentrations

Five customers accounted for 23.8%, 23.5%, 17.4%, 9.9% and 7.4% of net sales for the six months ended June 30, 2008 and four customers accounted for 37.6%, 18.6%, 13.8% and 12.0% of the total accounts receivable as of June 30, 2008, respectively. Five customers accounted for 33.7%, 16.6%, 13.9%, 10.3% and 10.1% of net sales for the six months ended June 30, 2007 and one customer accounted for 89.5% of the total accounts receivable as of June 30, 2007, respectively.

NOTE 16 -

SUBSEQUENT EVENTS

Notes Payable

One unit, sold in July 2008 per the terms of a term sheet executed with an investor group in January 2008 and amended in May 2008 (see Note 14), with each unit consisting of a 10% promissory note of $25,000, maturing three years from the date of execution and with a 10% discount rate, and 82,000 non-dilutable (for one year) restricted shares of the Company’s common stock that will be issued, at market price.

Notes Payable – Related Parties

In July 2008, the Company executed a promissory note with its CEO in the amount of $30,000.  The note bears interest at a rate equal to 4% per annum with principal due September 30, 2008.  The note was repaid in full in July 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Forward-Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations. Important factors that could cause actual results to differ materially from our expectations are disclosed in this quarterly report as well as in our annual report on Form 10-KSB for the year ended December 31, 2007 as filed with the United States Securities and Exchange Commission (“SEC”) on March 31, 2008.

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

Background

StrikeForce Technologies, Inc. (hereinafter referred to as “we”, “us”, “our”, “SFT”, “StrikeForce” and “the Company”) is a software development and services company that offers a suite of integrated computer network security products using proprietary technology. We were organized in August 2001 under New Jersey law as Strike Force Technical Services, Inc. We initially conducted operations as an integrator and reseller of computer hardware and telecommunications equipment and services. In December 2002, and formally memorialized by an agreement in September 2003, we acquired certain intellectual property rights and patent pending technology from NetLabs.com including the rights to further develop and sell their principal technology and certain officers of NetLabs.com joined StrikeForce as officers and directors of our Company. We subsequently changed our name to StrikeForce Technologies, Inc., under which we had conducted our business since August 2001. Our strategy is to develop and exploit our suite of network security products for customers in the corporate, financial, government, insurance, e-commerce and consumer sectors. We plan to grow our business primarily through this channel and also from internally generated sales, rather than by acquisitions. We have no subsidiaries and we conduct our operations from our corporate office in Edison, New Jersey.

The Company owns the exclusive right to license and develop various identification protection software products to protect computer networks from unauthorized access and to protect network owners and users from identity theft. The Company has developed a suite of products partly based upon the exclusive license and the Company is seeking to commercially exploit the products in the areas of financial services, e-commerce, corporate, government and consumer sectors. We are a development stage business and have had nominal revenues since our formation. On August 3, 2005 the Company’s registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission and on December 14, 2005 the Company received its clearance for quotation on the Over-The-Counter Bulletin Board. On November 2 2006, the Company filed a Post-Effective Amendment to its Form SB-2 Registration Statement with the SEC.  The SEC declared the Company’s Post-effective Amendment effective on November 8, 2006.

We began our operations in 2001 as a reseller and integrator of computer hardware and iris biometric technology. We derived the majority of our revenues as an integrator from the time we started our operations through the first half of 2003. In December 2002, upon the acquisition of the licensing rights to certain intellectual property and patent pending technology from NetLabs.com, we shifted the focus of our business to developing and marketing our own suite of security products. Based upon the acquired licensing rights and additional research and development, the Company has now developed various identification protection software products to protect computer networks from unauthorized access and to protect network owners and users from identity theft. The Company is seeking to commercially exploit the products in the areas of financial services, e-commerce, corporate, government, insurance and consumer sectors. We have had increasing nominal revenues since our formation.  We have maintained our relationship with Panasonic and LG as a reseller, primarily for the resale of biometric identification equipment, such as iris scanners, that can be used with our software products. We generated nominal revenues from our activities as a reseller during 2007 and 2006.

We completed the development of our ProtectID™ platform at the end of June 2006 and we completed the core development of our keyboard encryption and anti-keylogger product, GuardedID®, in December 2006, which is currently being sold and distributed. We seek to locate customers in a variety of ways. These include contracts primarily with value added resellers and distributors (both inside the United States and globally), direct sales calls initiated by our internal staff, exhibitions at security and technology trade shows, through the media, consulting agreements and through our own and agent relationships. Our sales generate revenue either as an Original Equipment Manufacturer (OEM) model, through a Hosting/License agreement, bundled with other company’s products or through direct purchase by customers. We price our products for hosted consumer transactions based on the number of transactions in which our software products are utilized. We also price our products for business applications based on the number of users. These pricing models provide the Company with one-time, monthly, quarterly and yearly recurring revenues. We are also generating revenues from annual maintenance contracts, renewal fees and project an increase in revenues based upon the execution of various agreements that we have recently closed and are being implemented.

We generated all of our 2008 and 2007 revenues of $115,245 and $553,332, respectively from the sales of our security products. $485,274 of our 2007 revenues were deemed uncollectible and were charged off in the third and fourth quarters of 2007. We market our products to financial service firms, e-commerce companies, government agencies and the enterprise market in general and with virtual private networks, as well as technology service companies that service all the above markets. We seek such sales through our own direct efforts and primarily through distributors, resellers and third party agents. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in production installations and pilot projects with various distributors, resellers and direct customers, as well as having reached additional reseller agreements with strategic vendors globally. Our GuardedID® product is also being sold directly to consumers, primarily through the Internet as well as distributors, resellers, third party agents and potential Original Equipment Manufacturer ("OEM") agreements by bundling GuardedID® with their products, which could provide a value-add to their own products and offerings.

We have incurred substantial losses since our inception. We believe that our products provide a cost-effective and technologically competitive solution to address the problems of network security and identity theft in general. There can be no assurance, however, that our products will continue to gain acceptance in the commercial marketplace or that one of our competitors will not introduce technically superior products.  The products that we offer to customers are discussed in Item 1, Description of Business, in our Annual Report on Form 10-KSB filed on March 31, 2008.

We operate primarily as a software development company, providing security software products and services, to be sold to enterprises, Internet consumer businesses and consumers, both directly and through sales channels comprised of distributors, resellers, agents and OEM relationships, globally. We are focusing primarily on developing sales through “channel” relationships in which our products are offered by other manufacturers, distributors, value-added resellers and agents, globally. We also sell our suite of security products directly from our Edison, NJ office, which also augments our channel partner relationships. It is our strategy that these “channel” relationships will provide the greater percentage of our revenues ongoing. Examples of the channel relationships that we are pursuing include our attempts to establish OEM relationships with other security technology and software providers that would integrate or bundle the enhanced security capabilities of ProtectID™ and or GuardedID® into their own product lines. These would include providers of networking software and manufacturers of computer and telecommunications hardware and software that provide managed services, as well as all markets interested in increasing the value of their products and packages, such as financial services software, anti-virus and identity theft product companies.

Our primary target markets include financial services such as banks, insurance companies and savings institutions, e-commerce based services companies, telecommunications and cellular carriers, technology software companies, government agencies and consumers. For the near term, we are narrowly focusing our concentration on short sales-cycle customers and strategic problem areas, such as where compliance with government regulations are key, stolen passwords used to acquire private information illegally, as well as remote users for medium to large size companies. Because we anticipate growing market demand, we are developing a sizeable global reseller and distribution channel as a strategy to generate, manage and fulfill demand for our products across market segments, minimizing the requirement for an increase in our staff. We intend to minimize the concentration on our initial direct sales efforts in the future as our distribution and reseller channels develop globally.

We intend to generate revenue through fees for ProtectID™ and ValidateID™, based on consumer volumes of usage in the e-commerce and financial services markets, one time per person fees in the enterprise markets, set-up and recurring transaction fees when the product is hosted, yearly maintenance fees and other one-time fees. GuardedID® pricing is for an annual license and we discount for volume purchases. GuardedID® pricing models, especially when bundling through OEM contracts, include monthly and quarterly recurring revenues. We also provide our clients a choice of operating our software internally by licensing or through our hosting service. GuardedID® requires a download on each and every computer it protects, whether for employees or consumers.

Use of Estimates

Management's Discussion and Analysis of Financial Condition is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. When preparing our financial statements, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Significant estimates include, but are not limited to, the estimated useful lives of property and equipment and website development costs. Actual results could differ from those estimates.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

Revenues for the three months ended June 30, 2008 were $65,010 compared to $54,932 for the three months ended June 30, 2007, an increase of $10,078 or 18.4%. The increase in revenues was primarily due to the sales of our newly developed GuardedID® keyboard encryption and anti-keylogger technology, service fees and the renewal of several software maintenance plans related to the sales of our software.

Revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign on fees and recurring transaction revenues. Hardware sales for the three months ended June 30, 2008 were $778 compared to $8,333 for the three months ended June 30, 2007, a decrease of $7,555. The decrease in hardware revenues was primarily due to the decrease in the Company’s sales of our one-time-password token key-fobs. Software, services and maintenance sales for the three months ended June 30, 2008 were $36,756 compared to $30,406 for the three months ended June 30, 2007, an increase of $6,350. The increase in software, services and maintenance revenues was primarily due to the renewal of several maintenance plans related to our software sales. Sign on fees for access to our hosted service provider to utilize our ASP transaction model amounted to $6,000 for the three months ended June 30, 2008 compared to $0 for the three months ended June 30, 2007, an increase of $6,000. The increase was due to signing up new e-commerce clients. Transaction revenues from the ASP hosting model were $21,476 for the three months ended June 30, 2008 and $16,193 for the three months ended June 30, 2007, an increase of $5,283.  The increase was caused by an increased number of transactions being processed through the ASP hosting facility.

Cost of revenues for the three months ended June 30, 2008 was $18,050 compared to $3,598 for the three months ended June 30, 2007, an increase of $14,452, or 402%. The increase was primarily due to the increase in processing fees incurred as a result of the transactions relating to our ASP hosting service.

Gross profit for the three months ended June 30, 2008 was $46,960 compared to $51,334 for the three months ended June 30, 2007, a decrease of $4,374, or 8.5%. The decrease in gross profit was primarily due to an increased number of transactions being processed through the ASP hosting facility due to the addition of new e-commerce clients which result in lower profit margins than our other products and services. Gross profit as a percentage of sales decreased to 72.2% from 93.5% for the same reason.

Research and development expenses for the three months ended June 30, 2008 were $107,512 compared to $92,962 for the three months ended June 30, 2007, an increase of $14,550, or 15.7%. The increase is primarily attributable to the increase in resources relating to our GuardedID® keyboard encryption & anti-keylogger technology which is now in beta release and testing. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative expenses for the three months ended June 30, 2008 were $442,459 compared to $548,954 for the three months ended June 30, 2007, a decrease of $106,495 or 19.4%. The net decrease was due primarily to decreases in our promotional, marketing and professional fees which occurred in the three months ended June 30, 2008. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, travel costs, non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other (income) expense for the three months ended June 30, 2008 was $166,518 as compared to $748,240 for the three months ended June 30, 2007, representing a decrease of $581,722, or 77.8%. The decrease was primarily due to the forgiveness of certain debt in the current quarter and to net mark to market changes of ($628,352) in the fair value of derivative financial instruments relating to the convertible secured promissory notes.

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

Our net loss for the three months ended June 30, 2008 was $669,529 compared to a net loss of $1,338,822 for the three months ended June 30, 2007, a decrease of $669,293, or 50.0%. The decrease in our net loss was primarily due to the forgiveness of certain debt and to net mark to market changes in the fair value of derivative financial instruments relating to the convertible secured promissory notes.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

Revenues for the six months ended June 30, 2008 were $115,245 compared to $553,332 for the six months ended June 30, 2007, a decrease of $438,087 or 79.2%. The decrease in revenues was primarily due to the amount of one-time sales of our newly developed GuardedID® keyboard encryption and anti-keylogger technology that occurred in the first quarter of 2007. $485,274 of the revenues for the six months ended June 30, 2007 were deemed uncollectible and were charged off in the third and fourth quarters of 2007.

Revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign on fees and recurring transaction revenues. Hardware sales for the six months ended June 30, 2008 were $1,418 compared to $8,333 for the six months ended June 30, 2007, a decrease of $6,915. The decrease in hardware revenues was primarily due to the decrease in the Company’s sales of our one-time-password token key-fobs. Software, services and maintenance sales for the six months ended June 30, 2008 were $60,120 compared to $500,606 for the six months ended June 30, 2007, a decrease of $440,486. The decrease in software, services and maintenance revenues was primarily due to the amount of one-time sales of our newly developed GuardedID® keyboard encryption and anti-keylogger technology that occurred in the first quarter of 2007. Sign on fees for access to our hosted service provider to utilize our ASP transaction model amounted to $6,250 for the six months ended June 30, 2008 compared to $0 for the six months ended June 30, 2007, an increase of $6,250. The increase was due to the increase in signing up new e-commerce clients. Transaction revenues from the ASP hosting model were $47,457 for the six months ended June 30, 2008 and $44,393 for the six months ended June 30, 2007, an increase of $3,064. The increase was caused by an increased number of transactions being processed through the ASP hosting facility due to the addition of new e-commerce clients.

Cost of revenues for the six months ended June 30, 2008 was $40,829 compared to $18,553 for the six months ended June 30, 2007, an increase of $22,276, or 120%. The increase was primarily due to the processing fees incurred as a result of the increase in transactions relating to our ASP hosting service.

Gross profit for the six months ended June 30, 2008 was $74,416 compared to $534,779 for the six months ended June 30, 2007, a decrease of $460,363, or 86.1%. The decrease in gross profit was primarily due to the amount of one-time sales of our newly developed GuardedID® keyboard encryption and anti-keylogger technology that occurred in the first quarter of 2007. Gross profit as a percentage of sales decreased to 64.6% from 96.7% due an increased number of transactions being processed through the ASP hosting facility due to the addition of new e-commerce clients which result in a lower profit margin than our other products and services.

Research and development expenses for the six months ended June 30, 2008 were $207,781 compared to $181,502 for the six months ended June 30, 2007, an increase of $26,279, or 14.5%. The increase is primarily attributable to the increase in resources relating to the latest release version of our GuardedID® keyboard encryption and anti-keylogger technology. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative expenses for the six months ended June 30, 2008 were $914,670 compared to $1,102,486 for the six months ended June 30, 2007, a decrease of $187,816 or 17.0%. The net decrease was due primarily to decreases in our promotional, marketing and professional fees which occurred in the six months ended June 30, 2008. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, travel costs, non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other (income) expense for the six months ended June 30, 2008 was ($649,795) as compared to $1,094,025 for the six months ended June 30, 2007, representing a decrease in other expense of $1,743,820, or 159.0%. The decrease was primarily due to the forgiveness of certain debt and to net mark to market changes of ($1,737,337) in the fair value of derivative financial instruments relating to the convertible secured promissory notes.

Our net loss for the six months ended June 30, 2008 was $398,240 compared to a net loss of $1,843,234 for the six months ended June 30, 2007, a decrease of $1,444,994, or 78.4%. The decrease in our net loss was primarily due to the forgiveness of certain debt and to net mark to market changes in the fair value of derivative financial instruments relating to the convertible secured promissory notes.

Liquidity and Capital Resources

Our total current assets at June 30, 2008 were $1,103,613, including $4,458 in cash and $748,430 in restricted cash. Additionally, we had a stockholders’ deficiency in the amount of $5,843,561 at June 30, 2008. The increase in the deficiency is a result of the Company’s overall net losses and funding through an increased debt position from convertible debentures and promissory notes rather than the sale of stock. We have historically incurred losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. The liabilities include a computed liability for the fair value of derivatives of $468,900, which will only be realized on the conversion of the derivatives, or settlement of the debentures.

We financed our operations during the six months ended June 30, 2008 primarily through debt and equity financing, with minimal sources of cash resulting from recurring revenues from our security products and services and maintenance sales.  We expect that we will rely, at least in the near future, on debt and equity financings, although such sources are not assured. If such sources are available, there is also no assurance that such financing can be obtained at terms that would be acceptable to the Company. Inherently, as time progresses and corporate exposure in the market grows, we hope to attain additional revenue from the sales of our security products and services. Until this is accomplished, we will continue to attempt to secure additional financing through both the public and private market sectors to meet our ongoing commitments of capital expenditures.

At June 30, 2008, $427,447 in aggregate principal amount of the YA Global debentures was issued and outstanding.

At June 30, 2008, $244,720 in aggregate principal amount of the Highgate debentures remained outstanding.

In January 2008, the Company executed a Forbearance Agreement with YA Global whereby YA Global and Highgate agreed to forbear from exercising their rights under the secured convertible debentures through February 27, 2008. The terms of the Forbearance Agreement record the amount due to YA Global and Highgate by the Company to be $1,214,093, which includes principal, interest and the redemption premium. The terms also include a reduction in the YA Global and Highgate Fixed Conversion Price to $0.0065. In connection with this Agreement, the Company issued to YA Global 5,000,000 contingency warrants with an exercise price of $0.015 per share. The warrants are exercisable for a period of five (5) years from date of issuance. The warrants are held in escrow and will only be released to YA Global if the total amount due by the Company is not paid to YA Global by February 29, 2008. The total amount of our indebtedness to YA Global and Highgate in the amount of $1,214,093, as agreed to in the Forbearance Agreement, is further broken down as:

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

•

$100,000 (YA Global promissory note dated May 1, 2006)

•

$15,781 (YA Global accrued and unpaid interest on note)

In February 2008, the Forbearance Agreement was amended and extended to May 15, 2008, including the terms of the contingency warrants. Per the terms of the amendment, YA Global and Highgate shall receive an additional 105 days of interest for a total amount of $28,328.84 additional interest. The additional interest plus a security deposit of $171,671.16 were paid to YA Global and Highgate per the terms of a debt assignment agreement executed with the StrikeForce Investor Group (“SIG”) in February 2008, for a total amount paid to YA Global of $200,000. The security deposit will be applied to the amount due YA Global and Highgate if the remaining balance is paid in full by May 15, 2008. Otherwise, the security deposit will be applied to YA Global as liquidated damages.

In May 2008, the Company executed a Forbearance Agreement with YA Global that supersedes the January 2008 agreement and February 2008 amendment, whereby YA Global and Highgate have agreed to forbear from exercising their rights under the secured convertible debentures through October 15, 2008.  Per the terms of the May 2008 Forbearance Agreement, the Company agreed to use its best efforts to make available sufficient authorized shares of its common stock to effect conversion of the entire amount outstanding, to YA Global and Highgate, by October 15, 2008. The terms of the contingency warrants became applicable to the terms of the May 2008 Forbearance Agreement.  Additionally, per the terms of the agreement, the SIG paid $75,000 to YA Global in May 2008 which is further broken down as:

•

$17,268 (additional prepaid interest to YA Global from May 15, 2008 to October 15, 2008)

•

$7,181 (additional prepaid interest to Highgate from May 15, 2008 to October 15, 2008)

•

$27,840 (accrued interest due on the Highgate debenture dated April 26, 2005)

•

$22,711 (non-refundable extension payment that will be applied to the redemption amount if the remaining balance is paid in full by October 15, 2008)

The payment of the accrued interest of $27,840 for the Highgate April 26, 2005 debenture reduced the total amount of our indebtedness to YA Global and Highgate to $1,186,253 as agreed to in the May 2008 Forbearance Agreement.

During the six months ended June 30, 2008, the Company repaid a total of $19,211 of unsecured convertible notes to eight unrelated parties.  In accordance with the terms of seven of the convertible notes the Company is recording restricted common shares as bonus extension shares on a monthly basis to the note holders. Additionally, during the six months ended June 30, 2008, the Company reached settlement agreements and assigned to the SIG a total of $215,000 of unsecured notes with three unrelated parties.

During the six months ended June 30, 2008, the Company repaid a total of $54,936 of unsecured convertible notes to two related parties.

The Company issued unsecured notes during the six months ended June 30, 2008 in an aggregate total of $150,000 to one unrelated party and an aggregate total of $1,475,000 to twenty-two unrelated parties per the term sheet executed with the SIG in January 2008. Upon repayment of the Company’s open secured notes and receipt of a release of indebtedness from YA Global and Highgate, the intellectual property of the Company will be pledged to the twenty-two unrelated parties in the SIG until such time that the unsecured notes and accrued interest of the SIG are repaid in full. Additionally, during the six months ended June 30, 2008, the Company repaid a total of $104,789 of unsecured notes to three unrelated parties. In accordance with the terms of six of the notes the Company is recording restricted common shares as bonus extension shares on a monthly basis to the two remaining note holders. Additionally, during the six months ended June 30, 2008, the Company terminated a consulting agreement with a financial advisor thereby canceling the unsecured note in the amount of $15,000 issued to the advisor for services to be rendered.

The Company issued unsecured notes during the six months ended June 30, 2008 in an aggregate total of $70,000 to a related party. Additionally, during the six months ended June 30, 2008, the Company repaid a total of $25,000 of unsecured notes to one related party.

Summary of Funded Debt

As of June 30, 2008 the Company’s open unsecured promissory note balance was $1,786,461, listed as follows:

•

$100,000 to YA Global (this note by its terms became convertible into shares of common stock as of September 17, 2006 at the lesser of $0.22 per share or 90% of VWAP thirty day average prior to the date of conversion) – current portion

•

$16,461 to two unrelated individuals through investment firm placement – current portion

•

$150,000 to an unrelated individual – current portion

•

$45,000 to an unrelated individual – current portion

•

$1,475,000 to twenty unrelated individuals through term sheet with the SIG

As of June 30, 2008 the Company’s open unsecured related party promissory note balances were $696,000, listed as follows:

•

$626,000 to our CEO – current portion

•

$70,000 to our President – current portion

As of June 30, 2008 the Company’s open convertible secured note balances were $672,167, listed as follows:

•

$427,447 to YA Global (04/05 amended secured debenture) – current portion

•

$244,720 to Highgate (05/05 secured debenture) – current portion

As of June 30, 2008 the Company’s open convertible note balances were $1,256,042, net of discount on convertible notes of $94,747, listed as follows:

•

$235,000 to an unrelated company (03/05 unsecured debenture) - current portion

•

$8,000 to an unrelated company (06/05 unsecured debenture) – current portion

•

$10,000 to an unrelated individual (06/05 unsecured debenture) - current portion

•

$140,000 to four unrelated individuals (07/05 unsecured debentures) - current portion

•

$100,000 to an unrelated individual (03/06 unsecured debenture) - current portion

•

$200,000 to an unrelated individual (06/06 unsecured debenture) – current portion

•

$150,000 to an unrelated individual (09/06 unsecured debenture)

•

$70,232 to six unrelated individuals (02/07 unsecured debentures) - current portion

•

$17,557 to an unrelated individual (04/07 unsecured debenture) – current portion

•

$100,000 to an unrelated individual (05/07 unsecured debenture) – current portion

•

$100,000 to an unrelated individual (06/07 unsecured debentures) – current portion

•

$100,000 to an unrelated individual (07/07 unsecured debenture)

•

$120,000 to four unrelated individuals (08/07 unsecured debentures)

As of June 30, 2008 the Company’s open convertible note balances - related parties were $419,255, listed as follows:

•

$268,000 to our CEO – current portion

•

$57,500 to our VP of Technical Services – current portion

•

$30,000 to a relative of our CTO & one of our Software Developers – current portion

•

$5,000 to a relative of our CFO – current portion

•

$58,755 to our Office Manager – current portion

Based on present revenues and expenses, we are unable to generate sufficient funds internally to sustain our current operations. We must raise additional capital or other borrowing sources to continue our operations.  It is management’s plan to seek additional funding through the sale of equity and the issuance of certain debt instruments, including promissory and convertible notes. If we issue additional shares of common stock, the value of shares of existing stockholders is likely to be diluted.

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

Going Concern

We are assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have recorded a net loss of $398,240 for the six months ended June 30, 2008, compared to a net loss of $1,843,234 for the six months ended June 30, 2007. At June 30, 2008, the Company's accumulated deficit was $16,774,690, its working capital deficiency was $5,396,978 and approximately 67% of its assets consist of deferred royalties. Additionally, for the six months ended June 30, 2008, we had negative cash flows from operating activities of $606,983. Since our inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business may require additional capital. These conditions raise substantial doubt about our ability to continue as a going concern.

We have issued three-year and two-year secured debentures in 2004 and 2005 that are convertible into shares of our common stock to YA Global and Highgate, respectively. Under the terms of the secured debentures, we are restricted in our ability to issue additional securities as long as any portion of the principal or interest on the secured debentures remains outstanding.

Currently, the Company is attempting to generate sufficient revenues and improve gross margins by implementing a revised sales strategy. In principle, the Company is redirecting its sales focus from direct sales to international channel sales, where the Company is primarily selling through a channel of Distributors, Value Added Resellers, Strategic Partners and Original Equipment Manufacturers. The revenues from this approach are more lucrative than selling direct, due to the increase in sales volume of GuardedID® and ProtectID™ through the channel partners. This strategy, if successful, should increase the Company’s sales and revenues allowing us to mitigate future losses. In addition, management has raised funds through convertible debt instruments and the sale of equity in order to alleviate the working capital deficiency. Through the utilization of the capital markets, the Company is seeking to locate the additional funding necessary to continue to expand and enhance its growth; however, there can be no assurance that we will be able to increase revenues or raise additional capital. The Company is currently in negotiations with other investors, but the success of such negotiations cannot be assured.

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

Recently Issued Accounting Pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the fiscal year ending December 31, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement:

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

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2008, a summons was filed in the Superior Court of the State of New Jersey against the Company demanding payment on a convertible promissory note in the amount of one hundred thousand dollars. The Company and the note holder have agreed upon a settlement whereby the debt shall be assigned to the SIG by the Company and the SIG shall repay the agreed upon settlement amount to the note holder, in installments, through February 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2008, the Company recorded 18,750 shares of the Company’s common stock at $0.018 per share to the two remaining note holders relating to promissory notes executed in July 2006, as bonus extension shares.  In connection with the shares, the Company recorded 1,875 shares of the Company’s common stock at $0.018 per share to the placement agent.

In April 2008, the Company recorded 200,000 shares of the Company’s common stock at $0.018 per share to the six note holders relating to convertible promissory notes executed in February 2007, as bonus extension shares.  In connection with the shares, the Company recorded 40,000 shares of the Company’s common stock at $0.018 per share to the placement agent.

In April 2008, the Company recorded 50,000 shares of the Company’s common stock at $0.018 per share to a note holder relating to a convertible promissory note executed in April 2007, as bonus extension shares.  In connection with the shares, the Company recorded 10,000 shares of the Company’s common stock at $0.018 per share to the placement agent.

In April 2008, the Company sold 1 unit, per the terms of a term sheet executed with the SIG in January 2008,  with each unit consisting of a 10% promissory note of $25,000, maturing three years from the execution date and with a 10% discount rate, and 62,000 non-dilutable (for one year) restricted shares of the Company’s common stock. The Company recorded 62,000 restricted shares of common stock, at $0.017 per share for 31,000 shares and $0.018 per share for 31,000 shares.

In May 2008, the Company recorded 18,750 shares of the Company’s common stock at $0.017 per share to the two remaining note holders relating to promissory notes executed in July 2006, as bonus extension shares.  In connection with the shares, the Company recorded 1,875 shares of the Company’s common stock at $0.017 per share to the placement agent.

In May 2008, the Company recorded 200,000 shares of the Company’s common stock at $0.017 per share to the six note holders relating to convertible promissory notes executed in February 2007, as bonus extension shares.  In connection with the shares, the Company recorded 40,000 shares of the Company’s common stock at $0.017 per share to the placement agent.

In May 2008, the Company recorded 50,000 shares of the Company’s common stock at $0.017 per share to a note holder relating to a convertible promissory note executed in April 2007, as bonus extension shares.  In connection with the shares, the Company recorded 10,000 shares of the Company’s common stock at $0.017 per share to the placement agent.

In May 2008, in accordance with an amendment to the term sheet the Company signed with the SIG, the Company recorded 1,180,000 shares of the Company’s common stock at $0.02 per share to reflect the retroactive increase in the shares to be issued to the investors who purchased units, totaling 59 units, as of the date of the amendment. The increase recorded was 20,000 shares for each unit sold.

In June 2008, the Company recorded 16,461 shares of the Company’s common stock at $0.015 per share to the two remaining note holders relating to promissory notes executed in July 2006, as bonus extension shares.  In connection with the shares, the Company recorded 1,646 shares of the Company’s common stock at $0.015 per share to the placement agent.

In June 2008, the Company recorded 200,000 shares of the Company’s common stock at $0.015 per share to the six note holders relating to convertible promissory notes executed in February 2007, as bonus extension shares.  In connection with the shares, the Company recorded 40,000 shares of the Company’s common stock at $0.015 per share to the placement agent.

In June 2008, the Company recorded 50,000 shares of the Company’s common stock at $0.015 per share to a note holder relating to a convertible promissory note executed in April 2007, as bonus extension shares.  In connection with the shares, the Company recorded 10,000 shares of the Company’s common stock at $0.015 per share to the placement agent.

In June 2008, the Company recorded 7,500 shares of its common stock, valued at $0.018 per share for 2,500 shares, $0.020 per share for 2,500 shares and $0.024 per share for 2,500 shares, and issuable to a law firm as compensation for general counsel legal services rendered.

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

STRIKEFORCE TECHNOLOGIES, INC.

Dated: August 14, 2008	By: /s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: August 14, 2008	By: /s/ Mark Joseph Corrao
Mark Joseph Corrao
Chief Financial Officer and Principal Accounting Officer