Form 10-Q
period 2008-09-30
StrikeForce Technologies Inc.
filed 2008-11-13
CIK 1285543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the q                                           Quarterly period ended: September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 5, 2008, the issuer had 10,000,078 outstanding shares of Common Stock.

STRIKEFORCE TECHNOLOGIES, INC.

FORM 10-Q

September 30, 2008

ITEM 1. FINANCIAL STATEMENTS

STRIKEFORCE TECHNOLOGIES, INC.

INDEX TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

STRIKEFORCE TECHNOLOGIES, INC.

Balance Sheets

ASSETS
	September 30,	December 31,
	2008	2007
	(Unaudited)
Current Assets:
Cash and cash equivalents	$20,183	$16,307
Restricted cash	367,819	-
Accounts receivable	44,091	32,960
Current portion of deferred royalties	326,808	326,808
Prepayments and other current assets	274	6,325
Total current assets	759,175	382,400

Property and equipment, net	13,064	16,963
Deferred royalties, net of current portion	1,202,092	1,424,563
Website development cost, net	2,462	4,688
Patents	4,329	4,329
Security deposit	8,684	8,684
Total Assets	$1,989,806	$1,841,627

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Convertible secured notes payable	$672,167	$672,167
Derivative financial instruments	469,760	1,468,264
Current maturities of convertible notes payable, net of discount of $67,335 in 2008	1,267,454	800,000
Convertible notes payable - related parties	419,255	107,500
Notes payable	311,461	281,250
Notes payable - related parties	696,000	25,000
Capital leases payable	5,532	5,532
Accounts payable	915,603	961,552
Accrued expenses	1,642,340	1,187,762
Payroll taxes payable	53,481	53,375
Common stock to be issued	204,377	8,155
Due to factor	209,192	209,192
Due to employees	49,612	48,326
Total current liabilities	6,916,234	5,828,075

Convertible notes payable, less current maturities,
net of discount of $148,421 in 2007	-	636,579
Convertible notes payable - related parties, net of current portion	-	366,691
Notes payable, net of current portion	1,700,000	-
Notes payable - related parties, net of current portion	-	626,000
Total Liabilities	8,616,234	7,457,345

Commitments and contingencies

Stockholders' Deficit
Preferred stock at $0.10 par value; 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.0001 par value; 100,000,000 shares authorized;
9,999,999 shares issued and outstanding	1,000	1,000
Additional paid-in capital	10,950,840	10,759,732
Accumulated deficit	(17,578,268)	(16,376,450)
Total Stockholders' Deficit	(6,626,428)	(5,615,718)
Total Liabilities and Stockholders' Deficit	$1,989,806	$1,841,627

See accompanying notes to the financial statements

STRIKEFORCE TECHNOLOGIES, INC.

Statements of Operations

for the Three and Nine Months Ended September 30, 2008 and 2007

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007

Revenues	$96,009	$70,364	$211,254	$623,696

Cost of sales	48,613	34,152	89,442	52,705

Gross profit	47,396	36,212	121,812	570,991

Operating expenses:
Selling, general and administrative expenses	377,604	800,571	1,292,274	1,903,057
Research and development	117,210	92,370	324,991	273,872
Total operating expenses	494,814	892,941	1,617,265	2,176,929

Loss from operations	(447,418)	(856,729)	(1,495,453)	(1,605,938)

Other (income) expense:
Interest income	(8,889)	-	(8,889)	-
Interest expense	2,404	2,953	293,788	12,090
Financing expense	360,285	124,344	657,220	471,258
Derivative instruments (income) expense, net	860	(711,698)	(998,504)	26,275
Forgiveness of debt	1,500	-	(237,250)	-
Total other (income) expense	356,160	(584,401)	(293,635)	509,623

Net loss	$(803,578)	$(272,328)	$(1,201,818)	$(2,115,561)

Net loss per common share - basic and diluted	$(0.08)	$(0.06)	$(0.12)	$(0.55)

Weighted average number of common shares outstanding - basic and diluted	9,999,999	4,808,109	9,999,999	3,829,343

See accompanying notes to the financial statements

STRIKEFORCE TECHNOLOGIES, INC.

Statement of Stockholders’ Deficit

for the Year Ended December 31, 2007

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2006	2,884,449	$288	$9,086,449	$(12,378,048)	$(3,291,311)

Sale of shares of common stock including warrants	272,107	27	75,514	-	75,541

Issuance of shares of common stock for conversions of notes payable and accrued interest	5,436,570	544	760,770	-	761,314

Issuance of shares of common stock for consulting services	677,424	68	87,434	-	87,502

Issuance of shares of common stock for financing	729,449	73	160,181	-	160,254

Issuance of warrants in connection with convertible notes payable	-	-	153,192	-	153,192

Issuance of warrants in connection with consulting services	-	-	9,817	-	9,817

Employee stock option compensation	-	-	426,375	-	426,375

Net loss	-	-	-	(3,998,402)	(3,998,402)

Balance at December 31, 2007	9,999,999	$1,000	$10,759,732	$(16,376,450)	$(5,615,718)

See accompanying notes to the financial statements

STRIKEFORCE TECHNOLOGIES, INC.

Statement of Stockholders’ Deficit

for the Nine Months Ended September 30, 2008

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2007	9,999,999	$1,000	$10,759,732	$(16,376,450)	$(5,615,718)

Issuance of warrants in connection with promissory notes payable	-	-	4,350	-	4,350

Employee stock option compensation	-	-	186,758	-	186,758

Net income	-	-	-	(1,201,818)	(1,201,818)

Balance at September 30, 2008	9,999,999	$1,000	$10,950,840	$(17,578,268)	$(6,626,428)

See accompanying notes to the financial statements

STRIKEFORCE TECHNOLOGIES, INC.

Statements of Cash Flows

for the Nine Months Ended September 30, 2008 and 2007

		2008	2007
Cash flows from operating activities:
Net loss		$(1,201,818)	$(2,115,561)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization		9,858	13,324
Forgiveness of debt		(237,250)	-
Discount on notes payable		170,000	-
Amortization of discount on convertible notes		81,085	173,343
Amortization of deferred royalties		222,471	200,034
Mark to market on derivative financial instruments		(998,504)	76,674
Employee stock option compensation		186,758	336,124
Issuance of common stock, options and warrants for consulting services		-	72,819
Issuance of common stock and warrants for financing expense		4,350	140,963
Changes in assets and liabilities affecting operations:
Accounts receivable		(11,131)	(268,014)
Prepaid expenses		6,051	(895)
Accounts payable		6,801	42,095
Accrued expenses		454,580	363,321
Payroll taxes payable		106	-
Common stock to be issued		196,222	-
Due to factor		-	172,450
Due to employees		1,286	(11,141)
Net cash used in operating activities		(1,109,135)	(804,464)

Cash flows from investing activities:
Purchases of property and equipment		(3,733)	(3,987)
Net cash used in investing activities		(3,733)	(3,987)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants		-	70,541
Proceeds from convertible notes payable		-	714,108
Proceeds from notes payable		150,000	250,000
Proceeds from notes payable, net of discount of $170,000, in the form of restricted cash		1,530,000	-
Proceeds from notes payable - related parties		100,000	22,000
Payments of convertible notes payable - related parties		(54,937)	(181,250)
Payments of notes payable		(119,789)	(13,000)
Payments of convertible notes payable		(65,711)	-
Payments of notes payable - related parties		(55,000)	-
Principal payments on capital leases		-	(34,369)
Net cash provided by financing activities		1,484,563	828,030

Net increase in cash		371,695	19,579

Cash and cash equivalents at beginning of period		16,307	7,455

Cash and cash equivalents at end of period, including restricted cash		$388,002	$27,034

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest		$293,788	$12,964
Income taxes	$		$2,448

Non-cash investing and financing activities:
Conversion of convertible notes payable into common stock		$-	$508,726
Issuance of warrants for convertible notes		$-	$153,192
Issuance of warrants for promissory notes		$4,350	$-

See accompanying notes to the financial statements

STRIKEFORCE TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS

StrikeForce Technical Services Corporation was incorporated in August 2001 under the laws of the State of New Jersey. On September 3, 2004, the stockholders approved an amendment to the Certificate of Incorporation to change the name to StrikeForce Technologies, Inc. (“StrikeForce” or the “Company”).  Prior to December 2002, the Company was a reseller of computer hardware, software products, and telecommunications equipment and services. In December 2002, the Company began to acquire the rights to intangible technology, which upon the consummation changed the direction of the Company’s business.  The Company is a software development and services company.  The Company owns the exclusive right to license and develop various identification protection software products that were developed to protect computer networks from unauthorized access and to protect network owners and users from identity theft. The Company has developed a suite of products based upon the licenses and the Company is seeking to commercially exploit the products in the areas of financial services, eCommerce, corporate, government and consumer sectors.  The technology developed by the Company and used in the Company’s ProtectID® and GuardedID® products is the subject of two pending patent applications. The Company’s firewall product is no longer being developed and the provisional patent application was allowed to expire. A fourth patent application relating to the Company’s ProtectID® product was combined into the first ProtectID® pending patent application and the fourth application was allowed to lapse.  The Company’s operations are based in Edison, New Jersey.

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

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recorded bad debt expense of $0 and $221,600 for the nine months ended September 30, 2008 and 2007, respectively. There were no allowances for doubtful accounts at September 30, 2008 or 2007.

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

Patents

All costs incurred to the point when a patent application is to be filed are expensed as incurred as research and development cost. Patent application costs, generally legal costs, thereafter incurred are capitalized. Patents are amortized over the expected useful lives of the patents, which is generally 17 to 20 years for domestic patents and 5 to 20 years for foreign patents, once the patents are granted or are expensed if the patent application is rejected. The costs of defending and maintaining patents are expensed as incurred. As of September 30, 2008, the Company capitalized $4,329 in patent application costs as incurred with no amortization due to the fact that the patent applications are still pending.

Impairment of long-lived assets

Long-lived assets, which include property and equipment, deferred royalties, website development cost and patents are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable or the useful life is shorter than originally estimated.

The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives. The Company determined that there was no impairment based on management’s evaluation at September 30, 2008 or 2007.

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

Derivatives

The Company accounts for derivatives in accordance with SFAS No. 133 and the related interpretations. SFAS No. 133, as amended, requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation. At September 30, 2008, the Company had not entered into any transactions which were considered hedges under SFAS No. 133.

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

Hardware – Revenue from hardware sales is recognized when the product is shipped to the customer and there are either no unfulfilled Company obligations or any obligations that will not affect the customer's final acceptance of the arrangement.  Any cost of these obligations is accrued when the corresponding revenue is recognized.  For the nine months ended September 30, 2008 and 2007, total hardware revenues for products shipped or delivered were $21,852 and $8,333, representing 10.3% and 1.4% of total revenues, respectively.  There were no revenues from fixed price long-term contracts.

Software, Services and Maintenance – Revenue from time and service contracts is recognized as the services are provided. Revenue from delivered elements of one-time charge licensed software is recognized at the inception of the license term, provided the Company has vendor-specific objective evidence of the fair value of each delivered element.  Revenue is deferred for undelivered elements. The Company recognizes revenue from the sale of software licenses, when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured.  Delivery generally occurs when the product is delivered to a common carrier. The Company assesses collection based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer.  The Company does not request collateral from customers.  If the Company determines that collection of a fee is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.  Revenue from monthly software licenses is recognized on a subscription basis.  For the nine months ended September 30, 2008 and 2007, total software, services and maintenance revenues were $81,030 and $534,121 representing 38.4% and 85.6% of total revenues, respectively.

ASP Hosted Services – The Company offers an Application Service Provider hosted service whereby customer usage transactions are invoiced monthly on a cost per transaction basis.  The service is sold via the execution of a Service Agreement between the Company and the customer.  Initial set-up fees are recognized upon completion of service. For the nine months ended September 30, 2008 and 2007, total revenues for services provided were $108,372 and $81,242 representing 51.3% and 13.0% of total revenues, respectively.

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

	September 30,	September 30,
	2008	2007
Risk-free interest rate	3.3% - 5.2%	3.1% - 5.2%
Dividend yield	0.00%	0.00%
Expected volatility	166% - 397%	166% - 390%
Expected option life	5 - 10 years	5 - 10 years

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

The adoption of SFAS No. 123R increased the Company’s reported operating loss and net loss by $105,161 and $336,124 for the nine months ended September 30, 2008 and 2007, respectively. The expense is classified as selling, general and administrative expense on the statement of operations.

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

Software development costs

Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”) requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life.  To date, all costs have been accounted for as research and development costs and no software development cost has been capitalized.  Total research and development costs for the nine months ended September 30, 2008 and 2007 were $324,991 and $273,872, respectively.

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic loss per share is computed by taking net loss divided by the weighted average number of common shares outstanding for the period.  Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt, which excludes 1,000,685 shares of common stock to be issued, 1,427,297 shares of stock options, 1,161,577 shares of common stock issuable under warrants and 2,367,508 shares of common stock issuable under the conversion feature of the convertible notes payable for the nine months ended September 30, 2008, and 1,839,567 shares of stock options, 1,118,244 shares of common stock issuable under warrants and 3,532,416 shares of common stock issuable under the conversion feature of the convertible notes payable for the nine months ended September 30, 2007, respectively. These potential shares of common stock were not included as they were anti-dilutive.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $17,578,268 and a working capital deficiency of $6,157,059 at September 30, 2008 and had a net loss and cash used in operations of $1,201,818 and $1,109,135 for the nine months ended September 30, 2008, respectively.

Currently, the Company is attempting to generate sufficient revenues and improve gross margins by implementing a revised sales strategy. In principle, the Company is redirecting its sales focus from direct sales to international channel sales, where the Company is primarily selling through a channel of Distributors, Value Added Resellers, Strategic Partners and Original Equipment Manufacturers. The revenues from this approach are more lucrative than selling direct, due to the increase in sales volume of GuardedID® and ProtectID® through the channel partners. This strategy, if successful, should increase the Company’s sales and revenues allowing us to mitigate future losses. In addition, management has raised funds through convertible debt instruments and the sale of equity in order to alleviate the working capital deficiency. Through the utilization of the capital markets, the Company is seeking to locate the additional funding necessary to continue to expand and enhance its growth; however, there can be no assurance that we will be able to increase revenues or raise additional capital. The Company is currently in negotiations with other investors, but the success of such negotiations cannot be assured.

The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional financing when required, we may have to modify, delay or abandon some or all of our business and expansion plans.

NOTE 4 - DEFERRED ROYALTIES

On December 2, 2004, the Company issued NetLabs, as advance royalties, options to purchase 760,000 shares of the Company’s common stock at a price of $3.60 per share to vest as follows: 253,000 shares at issuance, 253,000 shares at September 11, 2005 and 254,000 shares at September 11, 2006 for the exclusive rights to the intellectual property related to the patents pending for its “Out-of-Band” technology and firewall solutions, while clarifying that NetLabs still retains ownership.

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

As of September 30, 2008 the options to purchase 253,000 shares that vested at issuance are valued (as fixed) at $1,066,395, the options to purchase 253,000 shares that vested at September 11, 2005 are valued (as fixed) at $1,529,132, and the options to purchase the final 254,000 shares (which vested on September 11, 2006) are valued (as fixed) at $264,160. The deferred royalties are being amortized over the term of the original NetLabs Agreement of ten (10) years which will terminate on August 31, 2013.  At September 30, 2008, the total value of the deferred royalties, net of accumulated amortization of $1,330,787, is $1,528,900.  For the nine months ended September 30, 2008 and 2007, $222,471 and $200,034 of royalties were expensed, respectively.

The following table summarizes the annual amounts of deferred royalties that are amortized to general and administrative expenses over the next five (5) years and thereafter:

2008	$104,337
2009	303,834
2010	303,834
2011	303,834
2012	303,834
2013 and beyond	209,227
Total deferred royalties	$1,528,900
Less current portion	(326,808)
Deferred royalties, net of current portion	$1,202,092

NOTE 5 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007

(1) Convertible note bearing interest at 8% per, with a conversion price of $9.00 per share, extended three times through March 31, 2008. The Company issued 4,500 warrants with an exercise price of $2.00 per share and expiring January 26, 2009, relating to the first extension, and 10,000 restricted shares of the Company’s common stock at $0.50 per share, relating to the second extension. No consideration was given for the third extension. The fair value of the warrants was $4,878. For the nine months ended September 30, 2008 and 2007, the Company recorded $0 and $4,390, respectively, in financing expenses related to the issuance of the warrants. In April 2008, the Company assigned the note to the Company’s investor group and the note holder agreed to an amount of $12,500 as full settlement of the note. The settlement amount was paid to the note holder by the Company in April 2008 (see Note 14).

	$-	$125,000

(2) Convertible note bearing interest at 8% per annum maturing on March 28, 2008, with a conversion price of $9.00 per share. As of September 30, 2008, the Company and the note holder are in discussions regarding a settlement of the note balance.	235,000	235,000

(3) Convertible non-interest bearing note with a public relations firm for services rendered, having a conversion price of $9.00 per share and maturing on June 30, 2006. In January 2007, the Company agreed to make periodic payments in order to repay the note in full by December 31, 2008.	7,000	15,000

(4) Convertible note bearing interest at 8% per annum maturing on June 20, 2008, with a conversion price of $9.00 per share. In June 2008 the note was extended to December 31, 2008.	10,000	10,000

(5) Convertible note bearing interest at 8% per annum maturing on July 7, 2008, with a conversion price of $9.00 per share. In May 2008 the note was extended to December 31, 2008.	15,000	15,000

(6) Convertible note bearing interest at 8% per annum maturing on July 11, 2008, with a conversion price of $9.00 per share. In July 2008 the note was extended to December 31, 2008.	15,000	15,000

(7) Convertible note bearing interest at 8% per annum maturing on July 27, 2008, with a conversion price of $9.00 per share. In June 2008 the note was extended to December 31, 2008.	10,000	10,000

(8) Convertible note bearing interest at 8% per annum maturing on July 27, 2008, with a conversion price of $9.00 per share. In May 2008 the note was extended to December 31, 2008.	100,000	100,000

(9) Convertible note bearing interest at 8% per annum maturing on March 15, 2008, with a conversion price of $9.00 per share. The Company issued 6,667 warrants with an exercise price of $5.50 per share and expiring March 15, 2008. The fair value of the warrants was $12,300. For the nine months ended September 30, 2008 and 2007, the Company recorded $1,025 and $4,613, respectively, in financing expense related to the issuance of these warrants. In July 2008, the Company, the note holder and the Company’s investor group have agreed upon a settlement whereby the debt shall be assigned to the investor group by the Company and the investor group shall repay the agreed upon settlement amount to the note holder, in installments, through February 2009. The investor group made payments of $10,000 in July 2008 and $5,000 in September 2008 (see Note 14).

	85,000	100,000

(10) Convertible note bearing interest at 9% per annum maturing on June 9, 2009, with a conversion price of $1.40 per share. The Company issued 40,000 warrants with an exercise price of $2.50 per share and expiring June 9, 2011. The fair value of the warrants was $36,960. For the nine months ended September 30, 2008 and 2007, the Company recorded $9,240 and $9,240, respectively, in financing expense related to the issuance of these warrants.	200,000	200,000

(11) Convertible note bearing interest at 9% per annum maturing on September 29, 2009, with a conversion price of $0.80 per share. The Company issued 56,250 warrants with an exercise price of $1.60 per share and expiring September 23, 2011. The fair value of the warrants was $39,600. For the nine months ended September 30, 2008 and 2007, the Company recorded $9,900 and $9,900, respectively, in financing expense related to the issuance of these warrants.	150,000	150,000

 (12)   Six units, sold in February 2007 to six individuals; each unit consists of an 18% convertible note of $16,667 for a total of $100,000, maturing August 31, 2007, with a conversion price of $0.50 per share and 6,667 bonus shares of the Company’s common stock, per individual, valued at $0.3988, for a total of 40,000 shares of common stock. Six months of prorated interest of $8,729, was due at closing and paid to the note holders. The Company paid a placement agent fee of $10,000 and issued 8,000 shares of the Company’s common stock, at $0.3988, in March 2007. The Company also paid an escrow agent fee of $500 and a legal fee of $1,000. For the nine months ended September 30, 2008 and 2007, the Company expensed $0 and $19,142, respectively, of financing expenses related to the issuance of the shares. In November 2007 the notes were extended to April 30, 2008. Per the terms of the extensions, the Company repaid 20% of the note balances in November 2007. Of the remaining balances, 20% was due by January 31, 2008 and 60% plus accrued interest was due by April 30, 2008. The payments have been extended by the Company. In conjunction with the November extensions, the note holders shall receive an aggregate total of 20,000 shares of the Company’s common stock per month (“extension shares”) with a value based on the closing market price of the stock on the 18th of each month. In November 2007, the Company issued 60,000 extension shares at $0.07 per share to the note holders for the months of September through November and 12,000 shares of common stock at $0.07 per share to the placement agent in relation to the extensions. In December 2007, the Company recorded 20,000 shares of common stock at $0.11 per share to the note holders and 4,000 shares of common stock to the placement agent as the December extension shares. In June 2008, the Company paid $9,768 against the six notes. For the months of January to September 2008, the Company recorded 20,000 shares of common stock per month, with the shares ranging from $0.15 to $0.29 per share, to the note holders and 4,000 shares of common stock per month to the placement agent as the January to September 2008 extension shares. All of the above issued Company shares have Rule 144 piggyback registration rights. For the nine months ended September 30, 2008 and 2007, the Company expensed $45,060 and $0, respectively, of financing expenses related to the shares recorded for the note extensions.

	70,232	80,000

(13) Convertible note executed in March 2007 bearing interest at 18% per annum maturing on January 31, 2008, with a conversion price of $0.25 per share, which has been extended three times through January 31, 2008. The Company also issued 15,000 restricted shares of common stock, valued at $0.39 per share. The Company issued 15,000 shares of restricted common stock and the note holder converted interest of $3,513.70 into 15,971 shares of common stock both at $0.22 per share relating to the first extension. The Company issued 15,000 shares of restricted common stock and the note holder converted interest of $3,402.74 into 16,204 shares of common stock both at $0.21 per share relating to the second extension. The Company recorded 5,000 shares of restricted common stock and recorded the note holder’s converted interest of $3,402.74 into 15,467 shares of common stock both at $0.22 per share relating to the third extension. All of the Company’s shares of common stock issued in connection with the convertible notes and the extensions have Rule 144 piggyback registration rights. For the nine months ended September 30, 2008 and 2007, the Company expensed $0 and $9,150, respectively, in financing expenses related to the issuance of the shares for the note and extensions. In March 2008, the Company assigned the note to the Company’s investor group and the note holder agreed to an amount of $15,000 as full settlement of the note. The settlement amount was paid to the note holder by the investor group in March 2008 (see Note 14).

	-	75,000

(14) One unit, sold in April 2007, consisting of an 18% convertible note payable of $25,000, maturing October 24, 2007, with a conversion price of $0.50 per share and 12,000 bonus shares of the Company’s common stock, at $0.19 per share. Six months of prorated interest of $2,250, due at closing was paid to the note holder. The Company paid a placement agent fee of $3,209 and issued 2,400 shares of the Company’s common stock, at $0.19, in May 2007 and an escrow agent fee of $660.  For the nine months ended September 30, 2008 and 2007, the Company expensed $0 and $2,736 of financing expenses related to the issuance of the shares. In November 2007 the note was extended to April 30, 2008. Per the terms of the extension, the Company repaid 20% of the note balance in November 2007. Of the remaining note balance, 20% was due by January 31, 2008 and 60% plus accrued interest was due by April 30, 2008. The payments have been extended by the Company. In conjunction with the November extension, the note holder shall receive 5,000 restricted shares of the Company’s common stock per month (“extension shares”) with a value based on the closing market price of the stock on the 18th of each month. In November 2007, the Company issued 5,000 shares of common stock at $0.07 per share to the note holder and 1,000 shares of common stock at $0.07 per share to the placement agent for the November 2007 extension. In December 2007, the Company recorded 5,000 shares of common stock at $0.11 per share to the note holder and 1,000 shares of common stock to the placement agent as the December extension shares. In June 2008, the Company paid $2,443 against the note. For the months of January to September 2008, the Company recorded 5,000 shares of common stock per month, with the shares ranging from $0.15 to $0.29 per share, to the note holders and 1,000 shares of common stock per month to the placement agent as the January to September 2008 extension shares. All of the above issued Company shares have Rule 144 piggyback registration rights. For the nine months ended September 30, 2008 and 2007, the Company expensed $11,040 and $0, respectively, of financing expenses related to the shares to be issued for the note extension.

	17,557	20,000

(15) Convertible note executed in May 2007 bearing interest at 9% per annum maturing on May 1, 2009, with a conversion price of $0.35 per share. The Company issued 57,143 warrants with an exercise price of $0.70 per share and an expiration date of May 1, 2009. The fair value of the warrants issued was $10,114. For the nine months ended September 30, 2008 and 2007, the Company recorded $3,793 and $2,107, respectively, in financing expense related to the issuance of these warrants.	100,000	100,000

(16) Convertible note for $15,000 executed in June 2007 bearing interest at 9% per annum maturing on June 21, 2009, with a conversion price of $0.15 per share. The Company issued 120,000 warrants with an exercise price of $0.30 per share and an expiration date of June 21, 2009. The fair value of the warrants issued was $17,880. For the nine months ended September 30, 2008 and 2007, the Company recorded $6,705 and $2,980, respectively, in financing expense related to the issuance of these warrants. In February 2008, the Company assigned the note to the Company’s investor group and the note holder agreed to an amount of $3,000 as full settlement of the note. The settlement amount was paid to the note holder by the investor group in February 2008 (see Note 14).

	-	15,000

(17) Convertible notes executed in June 2007 bearing interest at 8% per annum maturing on June 29, 2009, with a conversion price of $0.20 per share. The Company issued 100,000 warrants with an exercise price of $0.40 per share and an expiration date of June 29, 2009. The fair value of the warrants was $21,800. For the nine months ended September 30, 2008 and 2007, the Company recorded $8,175 and $3,633, respectively, in financing expense related to the issuance of these warrants.	100,000	100,000

(18) Convertible note executed in July 2007 bearing interest at 8% per annum maturing on July 2, 2009, with a conversion price of $0.20 per share. The Company issued 100,000 warrants with an exercise price of $0.40 per share and an expiration date of July 2, 2009. The fair value of the warrants issued was $29,800. For the nine months ended September 30, 2008 and 2007, the Company recorded $11,175 and $3,725, respectively, in financing expense related to the issuance of these warrants.	100,000	100,000

(19) Convertible notes executed in August 2007 bearing interest at 9% per annum maturing on August 9, 2009, with a conversion price of $0.25 per share. The Company issued 96,000 warrants with an exercise price of $0.40 per share and an expiration date of August 9, 2010. The fair value of the warrants was $23,040. For the nine months ended September 30, 2008 and 2007, the Company recorded $5,760 and $1,280, respectively, in financing expense related to the issuance of these warrants.	120,000	120,000
	1,334,789	1,585,000
Less current maturities	(1,334,789)	(800,000)
	$-	$85,000

The Black-Scholes Option Pricing Model was used to calculate the fair value of all the above mentioned warrants.

Interest expense for the convertible notes payable for the nine months ended September 30, 2008 and 2007 was $97,313 and $91,541, respectively.

NOTE 6 - CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

Convertible notes payable – related parties at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
(1) Convertible note executed in November 2003 with the VP of Technology bearing interest at the prime rate plus 2% per annum with an extended maturity date of September 30, 2008, and a conversion price of $10.00 per share. The Company issued 500 warrants with an exercise price of $10.00 per share expiring November 10, 2013. The fair value of the warrants issued was $2,038. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	$50,000	$50,000

(2) Convertible note executed in January 2004 with the VP of Technology bearing interest at the prime rate plus 4% per annum with an extended maturity date of September 30, 2008, and a conversion price of $10.00 per share. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	7,500	7,500

(3) Convertible notes executed in February, June, September 2004 and August 2005 with the CEO bearing interest at an amended rate of 8% per annum with an extended maturity date of February 28, 2009, and a conversion price of $10.00 per share. The Company issued 1,800 warrants with an exercise price of $10.00 per share and expiration dates of February 4, 2014, September 7, 2014 and August 16, 2015. The fair value of the warrants issued was $3,387. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	230,000	230,000

(4) Convertible notes executed in August, and September 2005 with a Software Developer bearing interest at 8% per annum with an extended maturity date of February 28, 2009, and a conversion price of $10.00 per share. The Company issued 150 warrants with an exercise price of $10.00 per share and expiration dates of August 26, 2015 and September 29, 2015. The fair value of the warrants issued was $372. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	15,000	15,000

(5) Convertible note executed in August 2005 with the President bearing interest at 8% per annum with an extended maturity date of December 31, 2007, and a conversion price of $10.00 per share. The Company issued 500 warrants with an exercise price of $10.00 per share and an expiration date of August 26, 2015. The fair value of the warrants issued was $1,230. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The note was repaid in full in February 2008.	-	50,000

(6) Convertible note executed in September 2005 with a relative of the Chief Financial Officer bearing interest at 8% per annum with an extended maturity date of February 28, 2009, and a conversion price of $10.00 per share. The Company issued 50 warrants with an exercise price of $10.00 per share and an expiration date of December 7, 2015. The fair value of the warrants issued was $127. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	5,000	5,000

(7) Convertible note executed in December 2005 with a Software Developer bearing interest at 8% per annum with an extended maturity date of February 28, 2009, and a conversion price of $10.00 per share. The Company issued 100 warrants with an exercise price of $10.00 per share and an expiration date of December 6, 2015. The fair value of the warrants issued was $427. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	10,000	10,000

(8)  Convertible notes executed in December 2005 and January 2006 with the Office Manager bearing interest at 8% per annum with an extended maturity date of February 28, 2009, and a conversion price of $10.00 per share. The Company issued 800 warrants with an exercise price of $10.00 per share and expiration dates of December 28, 2015 and January 9, 2016. The fair value of the warrants issued was $3,145.  In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.

	58,755	63,691
(9) Convertible notes executed in January and February 2006 with the CEO bearing interest at an amended rate of 8% per annum with an extended maturity date of February 28, 2009, and a conversion price of $10.00 per share. The Company issued 380 warrants with an exercise price of $10.00 per share and expiration dates of January 18, 2016 and February 28, 2016. The fair value of the warrants issued was $415. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	38,000	38,000

(10) Convertible note executed in March 2006 with a Software Developer bearing interest at 8% per annum with an extended maturity date of February 28, 2009, and a conversion price of $7.50 per share. The Company issued 50 warrants with an exercise price of $10.00 per share and an expiration date of March 6, 2016. The fair value of the warrants issued was $45. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	5,000	5,000
	419,255	474,191
Less current maturities	(419,255)	(107,500)
	$-	$366,691

The Black-Scholes Option Pricing Model was used to calculate the fair value of all the above mentioned warrants.

At September 30, 2008 and 2007, accrued interest due for the convertible notes – related parties was $112,166 and $75,644, respectively, and is included in accrued expenses in the accompanying balance sheet. Interest expense for convertible notes payable – related parties for the nine months ended September 30, 2008 and 2007 was $26,145 and $29,896, respectively.

NOTE 7 - NOTES PAYABLE

Notes payable at September 30, 2008 and December 31, 2007 consisted of the following:

September 30, 2008	December 31, 2007

(1) One unit consisting of a $100,000 promissory note and 20,000 shares of the Company’s common stock, at $1.40, sold in May 2006. The note bears interest at 9% per annum and matured on August 28, 2006. Because the note was not fully repaid within a twenty (20) day grace period after the maturity date, the remaining outstanding principal and accrued and unpaid interest was convertible into shares of common stock of the Company at the sole option of the holder, at a conversion price equal to the lesser of (a) $2.20 or (b) ninety percent (90%) of the lowest VWAP, as defined, of the common stock during the thirty (30) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP. The Company paid a placement agent fee of $7,000 relating to the promissory note. In January 2008, the Company executed a Forbearance Agreement with YA Global, the note holder, whereby YA Global has agreed to forbear from exercising its rights under the secured convertible debentures through February 27, 2008. The terms of the Forbearance Agreement also include a reduction in the YA Global Fixed Conversion Price to $0.065. In February 2008, the Forbearance Agreement was further extended to May 15, 2008. In May 2008, the Company executed a Forbearance Agreement with YA Global, the note holder, whereby YA Global has agreed to forbear from exercising its rights under the secured convertible debentures through October 15, 2008. The Company is pursuing an extension.

$100,000	$100,000

 (2) Six units sold in July 2006 to six individuals, each unit consisting of a 12% promissory note of $25,000, maturing January 10, 2007 and 25,000 bonus shares of the Company’s common stock, at $0.85, for a total of $150,000 and 150,000 shares of common stock. Six months interest of $9,000, due at closing was paid to the note holders. The Company paid a placement agent fee of $15,000 and issued 15,000 shares of the Company’s common stock, at $0.85, in August 2006, paid an escrow agent fee of $3,000, a due diligence fee of $7,500 and issued 5,000 shares of the Company’s common stock, at $0.85, to the placement agent in July 2006. In January 2007, the Company extended the maturity date of five of the promissory notes, totaling $100,000, to March 10, 2007 and increased the interest rate of the promissory notes to 20% per annum. The remaining promissory note in the amount of $50,000 was paid in full in February 2007. In March, May, July and August 2007, the Company paid $81,250 against the five remaining notes. For the months of February through November 2007, the Company issued 46,250 extension shares of the Company’s common stock to the note holders who had open balances in each of those months and 4,625 extension shares to the placement agent, with the shares ranging from $0.10 to $0.435. For the month of December 2007, the Company recorded 1,875 extension shares of the Company’s common stock to the two remaining note holders who had open balances and 188 extension shares to the placement agent, at $0.11 per share. In June 2008, the Company paid $2,289 against the two remaining notes. For the months of January through September 2008, the Company recorded 15,959 extension shares of the Company’s common stock to the two remaining note holders who had open balances and 1,5,96 extension shares to the placement agent, with the shares ranging from $0.15 to $0.29. For the months of May through July 2007, the Company issued a total of 45,000 penalty shares of the Company’s common stock, ranging from $0.22 to $0.30, to all of the note holders per the terms of the notes and 3,000 penalty shares, ranging from $0.22 to $0.30, to the placement agent. All of the above issued shares have Rule 144 piggyback registration rights. For the nine months ended September 30, 2008 and 2007, the Company expensed $3,609 and $14,739, respectively, of financing expenses related to the shares issued and to be issued for the note extensions and penalties.

16,461	18,750

(3)  Promissory note executed in June 2007, bearing interest at 9% per annum, maturing on December 14, 2007.  The Company issued 10,000 warrants with an exercise price of $0.50 per share with an expiration date of June 14, 2012. The fair value of the warrants issued was $1,800.  For the nine months ended September 30, 2008 and 2007, the Company recorded $0 and $1,200, respectively, in financing expense related to the issuance of these warrants. In December 2007, the Company repaid $5,000 of the principal to the note holder and the note was extended to January 31, 2008. As of September 30, 2008, the Company is pursuing a settlement agreement with the note holder.

45,000	45,000

(4) Promissory note for $15,000 executed in November 2007, bearing interest at 8% per annum, maturing on May 21, 2008 with a financial consultant for services to be rendered per the terms of an agreement executed in November 2007. In March 2008, the agreement was terminated and the note was cancelled.	-	15,000

(5) Promissory note for $52,500 executed in December 2007, bearing interest at 12% per annum, maturing on September 6, 2008. The Company issued 55,000 restricted shares of common stock, at $0.10 per share. The note was repaid in full in March 2008.	-	52,500

(6) Promissory note for $50,000 executed in December 2007, bearing interest at 8% per annum, maturing on December 31, 2008. The Company released the 200,000 pledge shares that were being held in escrow relating to two other notes executed with the same individual. The note was repaid in full in March 2008.	-	50,000

(7) Promissory note executed in January 2008, bearing interest at 8% per annum, maturing on September 30, 2008. The Company recorded 1,000,000 non-dilutable restricted shares common stock, valued at $0.0092 per share, with Rule 144 piggyback registration rights. For the nine months ended September 30, 2008 and 2007, the Company expensed $9,200 and $0, respectively, of financing expenses related to the shares to be issued. In September 2008 the note was extended to December 31, 2008.	100,000	-

(8) Promissory note executed in January 2008, bearing interest at 18% per annum, maturing on July 31, 2008. The Company issued 15,000 warrants with an exercise price of $0.25 per share with an expiration date of January 31, 2013. The fair value of the warrants issued was $4,350. For the nine months ended September 30, 2008 and 2007, the Company recorded $4,350 and $0, respectively, in financing expense related to the issuance of these warrants. In July 2008 the note was extended to December 31, 2008.	50,000	-

(9) Thirty-seven units, sold in January 2008 per the terms of a term sheet executed with an investor group in January 2008 (see Note 14), with each unit consisting of a 10% promissory note of $25,000, maturing three years from the execution date and with a 10% discount rate, and 62,000 non-dilutable (for one year) restricted shares of the Company’s common stock, at market price. The Company expensed the discount rate of $92,500, related to the units sold, as financing expense. The Company recorded 2,294,000 shares of restricted common stock, with the shares ranging from $0.023 to $0.025, related to the units sold. For the nine months ended September 30, 2008 and 2007, the Company expensed $53,010 and $0, respectively, of financing expenses related to the shares to be issued.

	925,000	-

(10) Seventeen units, sold in February 2008 per the terms of a term sheet executed with an investor group in January 2008 (see Note 14), with each unit consisting of a 10% promissory note of $25,000, maturing three years from the execution date and with a 10% discount rate, and 62,000 non-dilutable (for one year) restricted shares of the Company’s common stock, at market price. The Company expensed the discount rate of $42,500, related to the units sold, as financing expense. The Company recorded 1,054,000 shares of restricted common stock, with the shares ranging from $0.028 to $0.038, related to the units sold. For the nine months ended September 30, 2008 and 2007, the Company expensed $31,124 and $0, respectively, of financing expenses related to the shares to be issued.

	425,000	-

(11) Four units, sold in March 2008 per the terms of a term sheet executed with an investor group in January 2008 (see Note 14), with each unit consisting of a 10% promissory note of $25,000, maturing three years from the execution date and with a 10% discount rate, and 62,000 non-dilutable (for one year) restricted shares of the Company’s common stock, at market price. The Company expensed the discount rate of $10,000, related to the units sold, as financing expense. The Company recorded 248,000 shares of restricted common stock, with the shares valued at $0.025, related to the units sold. For the nine months ended September 30, 2008 and 2007, the Company expensed $6,200 and $0, respectively, of financing expenses related to the shares to be issued.

	100,000	-

(12) One unit, sold in April 2008 per the terms of a term sheet executed with an investor group in January 2008 (see Note 14), with each unit consisting of a 10% promissory note of $25,000, maturing three years from the execution date and with a 10% discount rate, and 62,000 non-dilutable (for one year) restricted shares of the Company’s common stock, at market price. The Company expensed the discount rate of $2,500, related to the unit sold, as financing expense. The Company recorded 62,000 shares of restricted common stock, with the shares valued at $0.017 for 3,100 shares and $0.018 for 3,100 shares, respectively, related to the unit sold. For the nine months ended September 30, 2008 and 2007, the Company expensed $1,085 and $0, respectively, of financing expenses related to the shares to be issued.

	25,000	-

(13) One unit, sold in July 2008 per the terms of a term sheet executed with an investor group in January 2008 and amended in May 2008 (see Note 14), with each unit consisting of a 10% promissory note of $25,000, maturing three years from the execution date and with a 10% discount rate, and 82,000 non-dilutable (for one year) restricted shares of the Company’s common stock, at market price. The Company expensed the discount rate of $2,500, related to the unit sold, as financing expense. The Company recorded 82,000 shares of restricted common stock, with the shares valued at $0.023, related to the units sold. For the nine months ended September 30, 2008 and 2007, the Company expensed $1,886 and $0, respectively, of financing expenses related to the shares to be issued.

	25,000	-

(14) Six units, sold in August 2008 per the terms of a term sheet executed with an investor group in January 2008 and amended in May 2008 (see Note 14), with each unit consisting of a 10% promissory note of $25,000, maturing three years from the execution date and with a 10% discount rate, and 82,000 non-dilutable (for one year) restricted shares of the Company’s common stock, at market price. The Company expensed the discount rate of $15,000, related to the units sold, as financing expense. The Company recorded 492,000 shares of restricted common stock, with the shares valued at $0.011 for 164,000 shares and $0.019 for 328,000 shares, related to the units sold. For the nine months ended September 30, 2008 and 2007, the Company expensed $8,036 and $0, respectively, of financing expenses related to the shares to be issued.

	150,000	-

(15) Two units, sold in September 2008 per the terms of a term sheet executed with an investor group in January 2008 and amended in May 2008 (see Note 14), with each unit consisting of a 10% promissory note of $25,000, maturing three years from the execution date and with a 10% discount rate, and 82,000 non-dilutable (for one year) restricted shares of the Company’s common stock, at market price. The Company expensed the discount rate of $5,000, related to the unit sold, as financing expense. The Company recorded 164,000 shares of restricted common stock, with the shares valued at $0.017, related to the units sold. For the nine months ended September 30, 2008 and 2007, the Company expensed $2,788 and $0, respectively, of financing expenses related to the shares to be issued.

	50,000	-
	2,011,461	281,250
Less current maturities	(311,461)	(281,250)
	$1,700,000	$-

The Black-Scholes Option Pricing Model was used to calculate the fair value of all the above mentioned warrants.

Interest expense for notes payable for the nine months ended September 30, 2008 and 2007 was $126,861 and $23,155, respectively.

NOTE 8 - NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
(1) Promissory notes executed in March 2004 with the CEO bearing interest at an amended rate of 8% per annum with an extended maturity date of February 28, 2009.	$105,000	$105,000

(2) Promissory note executed in November 2004 with the CEO bearing interest at an amended rate of 8% per annum with an extended maturity date of February 28, 2009.	84,000	84,000

(3) Promissory notes executed in January 2006 with the President, non-interest bearing, with an extended maturity date of December 31, 2007. The note was repaid in full in February 2008.	-	10,000

(4) Promissory notes executed in February and April 2006 with the CEO bearing interest at 8% per annum with an extended maturity date of February 28, 2009.	315,000	315,000

(5) Promissory notes executed in February and March 2006 with the President bearing interest at 8% per annum with an extended maturity date of December 31, 2007. The notes were repaid in full in February 2008.	-	15,000

(6) Promissory note executed in May 2006 with the CEO bearing interest at 9% per annum with an extended maturity date of February 28, 2009. The Company issued 20,000 warrants with an exercise price of $1.30 per share and an expiration date of May 25, 2011. The fair value of the warrants issued was $24,300.	100,000	100,000

(7) Promissory note executed in February 2007 with the CEO bearing interest at 8% per annum with an extended maturity date of February 28, 2009. The Company issued 8,800 warrants with an exercise price of $0.50 per share and an expiration date of February 21, 2012. The fair value of the warrants issued was $3,758. For the nine months ended September 30, 2008 and 2007, the Company recorded $0 and $3,758, respectively, in financing expense related to the issuance of these warrants.	22,000	22,000

(8) Promissory notes executed in February 2008 with the President bearing interest at 8% per annum with a maturity date of February 28, 2009.	70,000	-
	696,000	651,000
Less current maturities	(696,000)	(25,000)
	$-	$626,000

The Black-Scholes Option Pricing Model was used to calculate the fair value of all the above mentioned warrants.

Interest expense for notes payable - related parties for the nine months ended September 30, 2008 and 2007 was $42,164 and $39,103, respectively.

NOTE 9 - CONVERTIBLE SECURED NOTES PAYABLE

Convertible secured notes payable consisted of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
YA Global (formerly Cornell)	$427,447	$427,447
Highgate House Funds, Ltd.	244,720	244,720

Total convertible secured notes payable	$672,167	$672,167

On April 27, 2005, the Company entered into an amended and restated 8% secured convertible debenture with YA Global Investments, LP, formerly Cornell Capital Partners, LP, (“Amended YA Global Debenture”) in the amount of $1,024,876, which terminated the two $500,000 debentures entered into with YA Global in December 2004 and January 2005.  The new debenture entitles YA Global, at its option, to convert, the debenture, plus accrued interest, into shares of the Company’s common stock at a price per share equal to the lesser of (i) the greater of $2.50 or an amount equal to 120% of the initial bid price or (ii) an amount equal to 80% of the lowest Volume Weighted Average Price, as defined, of the Company’s common stock for the last five trading days immediately preceding the conversion date. If not converted, the entire principal amount and all accrued interest shall be due on the second year anniversary of the debenture.  The Company, at its option, may redeem, with fifteen days advance written notice, a portion or all the outstanding convertible debentures.  The redemption shall be 110% of the amount redeemed plus accrued interest remaining for the first six months of the executed debenture and after that time the redemption is 120% of the amount redeemed plus accrued interest remaining.  The conversion feature and the Company’s optional early redemption right have been bundled together as a single compound embedded derivative liability, and fair valued using a layered probability-weighted cash flow approach.

On April 27, 2005, the Company entered into a Securities Purchase Agreement (“SPA”) with Highgate House Funds, Ltd. (“Highgate”) pursuant to which the Company received $750,000 in exchange for two 7% secured convertible debentures amounting to $750,000 that mature in two (2) years, and the issuance of 15,000 shares of the Company’s common stock. The first debenture funding occurred upon the signing of the SPA and the second debenture funding occurred upon the filing of the registration statement.  The Company has agreed to reserve for issuance of 200,000 shares of the Company’s common stock, which may be adjusted as agreed upon by the parties, to be issued to the debenture holder upon conversion of accrued interest and liquidated damages and additional shares of common stock required to be issued to the debenture holder in accordance with the SPA. Additionally, in accordance with the SPA, the Company is required to maintain in escrow and register with the SEC five times the number of shares of common stock that would be needed to satisfy the full conversion of all such convertible debentures outstanding and to issue additional shares as needed if the number of shares in escrow becomes less than that required.  Further, following a notice of conversion, the investors may sell escrowed shares in the registered distribution before they are actually delivered, but, the investors will not engage in short sales.  The terms of the secured debentures contain a limitation that precludes conversion when the amount of shares already owned by YA Global and Highgate, plus the amount of shares still outstanding to be converted, would exceed 4.99%.  The limitation may be waived by YA Global upon 61 days advance written notification to the Company. In addition, on the third anniversary of the issuance date of the YA Global debenture and second anniversary of the issuance dates of the Highgate debentures, any outstanding principal or interest owed on the secured debentures will be converted into stock without any applicable limitation on the number of shares that may be converted.

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

In July 2006, the Company agreed to an anti-dilution adjustment with YA Global and Highgate whereby the conversion price of the secured convertible debentures was reduced to a fixed per share price equal to the lower of $0.85 or 80% of the lowest closing bid price during the five days preceding the conversion date.

The SPA contains certain negative covenants concerning assets, ownership, management and debt. The Company has paid $75,000 for structuring fees and expenses and $5,000 for commitment fees related to this SPA.

In August 2007, the Company was notified by YA Global of its legal name change to YA Global Investments, LP.

Interest expense for convertible secured notes payable for the nine months ended September 30, 2008 and 2007 was $38,592 and $66,326, respectively.

In January 2008, the Company executed a Forbearance Agreement with YA Global whereby YA Global and Highgate have agreed to forbear from exercising their rights under the secured convertible debentures through February 27, 2008. The terms of the Forbearance Agreement record the amount due to YA Global and Highgate by the Company to be $1,214,093, which includes principal, interest and the redemption premium. The terms also include a reduction in the YA Global and Highgate Fixed Conversion Price to $0.065. In connection with this Agreement, the Company issued to YA Global 500,000 contingency warrants with an exercise price of $0.15 per share. The warrants are exercisable for a period of five (5) years from date of issuance. The warrants are held in escrow and will only be released to YA Global if the total amount due by the Company is not paid to YA Global by February 29, 2008.

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

The Company is in discussions with YA Global regarding an extension to the May 2008 Forbearance Agreement, which was in effect until October 15, 2008. The Company and YA Global are negotiating an extension which would extend and amend the Forbearance Agreement to the end of the second quarter of 2009, but a final agreement has not yet been completed.

Conversions to Common Stock

For the nine months ended September 30, 2008, YA Global had no conversions.

For the nine months ended September 30, 2007, YA Global converted $407,500 of the April 27, 2005 debenture into 2,703,749 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion price ranged from $0.096 to $0.34 per share.

For the nine months ended September 30, 2008, Highgate had no conversions.

For the nine months ended September 30, 2007, Highgate converted $20,279.64 of the May 6, 2005 debenture into 59,046 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion price was $0.34 per share.

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

NOTE 11 - STOCKHOLDERS’ DEFICIT

Common Stock

On August 8, 2008, the shareholders of the Company authorized a 1 for 10 reverse stock split. All share and per share data in the financial statements and related notes have been restated to give retroactive effect to the reverse stock split.

Issuance of Stock for Services

In August 2005, the Company entered into a retainer agreement with an attorney, whereas the attorney will act as in house counsel for the Company with respect to all general corporate matters.  The agreement is at will and required a payment of 1,000 shares of common stock, valued at $9.00 per share, due upon execution.  The certificate for the 1,000 shares of common stock was issued in October 2005.   Commencing on September 1, 2005, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 250 shares of common stock, valued at market.  For the nine months ended September 30, 2008, the Company recorded 2,250 shares of common stock, valued at $485, all of which has been expensed as legal fees, related to the agreement.

In December 2007, the Company executed a consulting agreement with a financial advisor whereby the consultant will provide introduction of potential investors to the Company. As compensation for the services, the consultant shall receive a monthly fee in the amount of $5,000. The agreement can be terminated by either party by providing the other party with thirty days advance written notice. The consultant received 500,000 shares of the Company’s common stock, valued at $0.065 per share.  The shares are restricted and have piggyback registration rights upon the next registration statement filed by the Company.

Issuance of Stock for Financing

In January 2008, the Company recorded 100,000 shares of common stock, valued at $0.092 per share, issuable to an individual as consideration for a promissory note executed in January 2008 (see Note 7). The shares have Rule 144 piggyback registration rights. For the nine months ended September 30, 2008, the Company expensed $9,200 of financing expenses related to the shares.

In accordance with a term sheet executed with an investment firm in January 2008, the Company sold 59 units to twenty-two investors.  In January 2008, the Company recorded 2,294,000 shares of common stock, valued at $0.023 to $0.025 per share, issuable to twelve investors per the terms of the agreement. In February 2008, the Company recorded 1,054,000 shares of common stock, valued at $0.028 to $0.038 per share, issuable to seven investors per the terms of the agreement. In March 2008, the Company recorded 248,000 shares of common stock, valued at $0.025 per share, issuable to one investor per the terms of the agreement. In April 2008, the Company recorded 62,000 shares of common stock, valued at $0.017 to $0.018 per share, issuable to two investors per the terms of the agreement.  In May 2008, in accordance with an amendment to the term sheet the Company signed with the investor firm, the Company recorded 1,180,000 shares of the Company’s common stock, valued at $0.02 per share, to reflect the retroactive increase in the shares to be issued to the investors who purchased units as of the date of the amendment.  The increase recorded was 20,000 shares for each unit sold (see Note 14). In July 2008, the Company recorded 82,000 shares of common stock, valued at $0.023 per share, issuable to one investor per the terms of the agreement. In August 2008, the Company recorded 492,000 shares of common stock, valued at $0.011 to $0.019 per share, issuable to two investors per the terms of the agreement.  In September 2008, the Company recorded 164,000 shares of common stock, valued at $0.017 per share, issuable to one investor per the terms of the agreement. All of the shares recorded relating to the term sheet are non-dilutable and have Rule 144 piggyback registration rights.  For the nine months ended September 30, 2008, the Company expensed $127,739 of financing expenses related to the shares.

Warrants

At September 30, 2008, the Company issued warrants related to its convertible notes payable.  The warrants entitle the note holders to purchase the Company’s common stock at: 6,667 warrants with an exercise price of $5.50 per share, 40,000 warrants with an exercise price of $2.50 per share, 4,500 warrants with an exercise price of $2.00 per share, 56,250 warrants with an exercise price of $1.60 per share,  57,143 warrants with an exercise price of $0.70 per share,  446,000 warrants with an exercise price of $0.40 per share and 120,000 warrants with an exercise price of $0.30 per share. 383,810 warrants have a two year exercise term, 100,500 warrants have a three year exercise term and 246,250 warrants have a five year exercise term.

At September 30, 2008, the Company issued warrants related to its convertible notes payable – related parties.  The warrants entitle the note holders to purchase the Company’s common stock at $10.00 per share and have an exercise term of ten years.  At September 30, 2008, 3,100 warrants will expire in the year 2013, 1,650 warrants expire in the year 2014, 2,170 warrants in the year 2015 and 1,130 warrants in the year 2016.

At September 30, 2008, the Company issued warrants related to its notes payable.  The warrants entitle the note holder to purchase the Company’s common stock at $0.25 per share for 15,000 warrants and $0.50 per share for 10,000 warrants with an exercise term of five years.

At September 30, 2008, the Company issued warrants related to its notes payable – related parties.  The warrants entitle the note holder to purchase the Company’s common stock at $0.50 per share for 8,800 warrants and $1.30 per share for a 20,000 warrants with an exercise term of five years.

NOTE 12 - STOCK BASED COMPENSATION

In September 2004, the stockholders approved the Equity Incentive Plan for its employees (“Incentive Plan”), effective April 1, 2004.  Of the total authorized for issuance at September 30, 2008, 8,572,703 shares were available for future issuance.

2004 Equity Incentive Plan

The number of shares authorized for issuance under the Incentive Plan was increased to 1,000,000 in September 2006, 1,500,000 in March 2007, 2,000,000 in June 2007 and 10,000,000 in December 2007, by unanimous consent of the Board of Directors. In August 2008, the Company repurchased, at no cost, employee stock options totaling 1,111,791 shares of common stock from twelve employees as a result of a voluntary tender by the employees.  The exercise price of the cancelled options ranged from $0.15 per share to $10.00 per share.

Option shares totaling 142,500 vest equally over a three year period beginning one-year from the date of grant, option shares totaling 200,000 vest in one-third increments of six months each over an eighteen month period from the date of grant and option shares totaling 1,084,797 vest over a one-year period from the date of grant.

The table below summarizes the Company’s Incentive Plan stock option activity through September 30, 2008:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Weighted Average Remaining (in years)		Aggregate Intrinsic Value (in thousands)

Balance, December 31, 2005	183,000	$10.00	$10.000		$	---
Granted	451,455	$0.70 - $ 1.00	$0.920		$	---
Balance, December 31, 2006	634,455	$0.70 - $ 1.00	$3.540		$	---
Granted	1,904,633	$0.08 - $ 5.00	$0.221		$	---
Balance,						---
December 31, 2007	2,539,088	$0.08 - $ 10.00	$1.050		$	---
Cancelled	1,111,791	$0.15 - $ 10.00	$1.823		$	---
Balance, September 30, 2008	1,427,297	$0.08 - $ 10.00	$0.448		$	---
Vested and Exercisable, September 30, 2008	1,275,184		$0.448		$	---

As of September 30, 2008, an aggregate of 1,427,297 options were outstanding under the incentive plan.  The exercise price for 37,500 options is $10.00, for 105,000 options is $1.00, for 9,231 is $0.375, for 15,705 is $0.24, for 16,388 options is $0.23, for 325,577 options is $0.20, for 171,131 options is $0.17, for 259,743 options is $0.15 and 487,022 options is $0.08. As of September 30, 2007, an aggregate of 1,839,567 options were outstanding under the incentive plan.  The exercise price for 183,000 options was $10.00, for 10,000 options was $5.00, for 277,500 options was $1.00, for 34,810 options was $0.99, for 40,543 options was $0.85, for 49,231 options was $0.70, for 49,372 options was $0.698, for 202,308 was $0.50, for 55,812 was $0.45, for 91,898 was $0.375, for 78,526 was $0.24, for 155,184 options was $0.23, for 164,808 options was $0.20, for 186,832 options was $0.17 and for 259,743 options was $0.15.  At September 30, 2008, there were 1,275,184 vested incentive plan stock options outstanding of which 446,436 options are exercisable at $0.08, 259,743 options are exercisable at $0.15, 171,131 options are exercisable at $0.17, 240,161 options are exercisable at $0.20, 16,388 options are exercisable at $0.23, 15,705 options are exercisable at $0.24, 9,231 options are exercisable at $0.375, 78,750 options are exercisable at $1.00 and 37,639 options are exercisable at $10.00.

As of September 30, 2008, there was $33,900 of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 12 months.

The following table summarizes information concerning outstanding and exercisable Incentive Plan options as of September 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$10.000	37,500	7.00	$10.000	37,639	$10.000
$1.000	105,000	9.00	1.000	78,750	1.000
$0.080 - $0.375	1,284,797	10.00	0.143	1,158,795	0.143

	1,427,297	8.67	$0.448	1,275,184	$0.448

Non-Incentive Plan Stock Option Grants

Since December 31, 2005, the Company has outstanding an aggregate of 761,889 non-plan, non-qualified options for non-employees with 760,000 exercisable at $3.60 and 1,889 exercisable at $9.00 yielding a weighted average exercise price of $3.613 and no outstanding incentive options outside of the Plan.

NOTE 13 - OTHER (INCOME) EXPENSE

Other (income) expense consisted of the following at September 30, 2008 and 2007:

	September 30, 2008	September 30, 2007
Interest income	$(8,889)	$-
Interest expense	293,788	12,090
Financing expense	657,220	471,258
Derivative instruments (income) expense, net	(998,504)	26,275
Forgiveness of debt (*)	(237,250)	-
Total other (income) expense	$(293,635)	$509,623

(*) For the nine months ended September 30, 2008 and 2007, the Company recorded forgiveness of debt from settlements with certain note holders and trade vendors in the amount of $238,750 and $0, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Payroll Taxes

As of September 30, 2008, the Company owes $53,481 of payroll taxes, of which approximately $45,000 are delinquent from the year ended December 31, 2003. The Company has also recorded $32,462 of related estimated penalties and interest on the delinquent payroll taxes.  Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available.

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

Lease Agreement

In January 2008, the Company executed a lease renewal agreement with its landlord. The term of the renewal is from February 1, 2008 through January 31, 2013.  Per the terms of the renewal, the Company shall pay a monthly base rent of $6,356 with no rent payments due for the months of February 2008, February 2009 and February 2010. In September 2008, the Company commenced discussions with the landlord to reduce the rent by 50%, effective September 2008, for a period of six months.

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

Investor Group

In January 2008, the Company executed a term sheet with an investor group whereby the group will assist the Company on an ongoing best efforts basis in order for the Company to obtain financing of up to $2,500,000 in the form of up to 100 units, each unit containing a $25,000 promissory note and 62,000 non-dilutable (for one year), restricted shares of the Company’s common stock. The promissory notes shall have a three year term, bearing interest at 10% per annum, with a 10% discount rate. All funds received as a result of the sale of the units shall be held in an escrow account that shall be managed by the investor group’s assigned representative. Upon repayment of the Company’s open secured notes and receipt of a release of indebtedness from YA Global and Highgate, the intellectual property of the Company will be pledged to the note holders in the investor group until such time that the unsecured notes and accrued interest of the investor group are repaid in full. In January 2008, the Company sold 37 units to the investor group for a total of $925,000 in promissory notes with a discount of $92,500. The Company shall issue 2,294,000 shares of common stock in relation to the units sold. In February 2008, the Company sold 17 units to the investor group for a total of $425,000 in promissory notes with a discount of $42,500. The Company shall issue 1,054,000 shares of common stock in relation to the units sold. In March 2008, the Company sold 4 units to the investor group for a total of $100,000 in promissory notes with a discount of $10,000. The Company shall issue 248,000 shares of common stock in relation to the units sold. In April 2008, the Company sold 1 unit to the investor group for a total of $25,000 in promissory notes with a discount of $2,500. The Company shall issue 62,000 shares of common stock in relation to the unit sold. The investor group advanced funds totaling $50,000 in February 2008, $280,000 in March 2008, $74,070 in April 2008, $80,000 in May 2008, $95,000 in June 2008 and $125,000 in July 2008, respectively, to the Company. The funds being held in escrow are classified as restricted cash on the balance sheets.  In May 2008, the Company executed an amendment to the term sheet whereby the number of restricted and non-dilutable shares of the Company’s common stock to be issued per unit sold was increased from 62,000 shares to 82,000 shares. The increase was applied retroactively to those investors who purchased units as of the date of the amendment. In accordance with the amendment, the Company recorded 1,180,000 shares of the Company’s common stock, valued at $0.02 per share, and computed as 20,000 shares multiplied by 59 units to reflect the retroactive increase in the shares to be issued to the investors who purchased units as of the date of the amendment (see Note 14). In July 2008, the Company sold 1 unit to the investor group for a total of $25,000 in promissory notes with a discount of $2,500. The Company shall issue 82,000 shares of common stock in relation to the unit sold. In August 2008, the Company sold 6 units to the investor group for a total of $150,000 in promissory notes with a discount of $15,000. The Company shall issue 492,000 shares of common stock in relation to the units sold. In September 2008, the Company sold 2 units to the investor group for a total of $50,000 in promissory notes with a discount of $5,000. The Company shall issue 164,000 shares of common stock in relation to the units sold.

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

In July 2008, the Company and a note holder agreed upon a settlement whereby a convertible promissory note in the amount of $100,000 shall be assigned to the investor group by the Company and the investor group shall repay the agreed upon settlement amount to the note holder, in installments, through February 2009. The investor group made payments of $10,000 in July 2008 and $5,000 in September 2008 to the note holder (see Note 5).

In September 2008, the Company executed an Assignment and Settlement Agreement with a trade vendor whereby the Company has assigned the debt owed to the vendor, in the amount of $21,400, to the investor group.  Per the terms of the Settlement Agreement, the investor group remitted $5,000 to the vendor as full settlement of its indebtedness to the vendor.

Due to Factor

In March 2007, the Company entered into a sale and subordination agreement with a factoring firm whereby the Company sold its rights to two invoices, from February 2007 and March 2007, totaling $470,200 to the factor.  Upon signing the agreement and providing the required disclosures, the factor remitted 65%, or $144,440, of the February 2007 invoice and a certain percentage of $53,010 of the March 2007 invoice to the Company.  The Company paid a $500 credit review fee to the factor relating to the agreement.  Per the terms of the agreement, once the Company’s client remits the invoice amount to the factor, the factor deducts a discount fee from the remaining balance of the factored invoices and forwards the net proceeds to the Company.  The discount fee is computed as a percentage of the face amount of the invoice as follows: 2.25% fee for invoices paid within 30 days of the down payment date with an additional 1.125% for each 15 day period thereafter. In September 2007, the February 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In December 2007, the March 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In February 2008, the Company and the factor have agreed to a total settlement amount of $75,000 to be paid by the Company to the factor in September 2008 unless both parties mutually agree to extend the due date. In September 2008, the Company and the factor reached a verbal agreement to extend the due date to December 31, 2008. As of September 30, 2008, the balance due to the factor by the Company was $209,192 including interest.

NOTE 15 - ANNUAL MEETING OF SHAREHOLDERS

The Company’s annual meeting of shareholders was held on August 8, 2008.  At the annual meeting, the Company's shareholders voted upon the following matters:

(1)  The election of five members to the Company's Board of Directors to hold office until the Company's next Annual Meeting of Stockholders in 2009 or until each Director’s successor is duly elected and qualified; and

(2)  The ratification of the appointment of Li & Company, PC, as the Company's independent certified public accountants; and

(3)  The enactment of a one for ten reverse stock split (1:10), to be effective as of the filing of an amendment to the Company's Articles of Incorporation with the New Jersey Secretary of State and upon the receipt of regulatory approval.

Per the results recorded on the Report of Inspector of Election, Mark L. Kay, Robert Denn, Mark Corrao, Ramarao Pemmaraju and George Waller were elected as the Company’s Board of Directors; Li & Company, PC was ratified as the Company’s independent certified public accountants; and a one for ten reverse stock split (1:10) was approved. On September 30, 2008, the New Jersey Secretary of State approved the Company’s Restated Certificate of Incorporation. On October 31, 2008, the Company received regulatory approval for the effectuation of the one for ten reverse stock split (1:10) at the open of business on November 3, 2008 at which time the Company’s new ticker symbol will be SFOR.

NOTE 16 - CONCENTRATION OF CREDIT RISK

(i) Customers and Credit Concentrations

Five (5) customers accounted for 30.0%, 19.2%, 15.3%, 9.5% and 8.5% of net sales for the nine months ended September 30, 2008 and two (2) customers accounted for 51.4% and 26.3% of the total accounts receivable as of September 30, 2008, respectively. Three (3) customers accounted for 75.4%, 7.9% and 4.0% of net sales for the nine months ended September 30, 2007 and three (3) different customers accounted for 86.6%, 7.0% and 5.0% of the total accounts receivable as of September 30, 2007, respectively.

NOTE 17 - SUBSEQUENT EVENTS

Lease Agreement

In October 2008, the Company executed a lease termination agreement for certain office equipment. The Company and the leasing company executed a new one-year lease effective November 2008 for the equipment. Per the terms of the new lease, the Company shall make twelve monthly payments of $93.95 plus tax including a $1 purchase option upon lease termination.

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

We completed the development of our ProtectID® platform at the end of June 2006 and we completed the core development of our keyboard encryption and anti-keylogger product, GuardedID®, in December 2006, which is currently being sold and distributed. We seek to locate customers in a variety of ways. These include contracts primarily with value added resellers and distributors (both inside the United States and globally), direct sales calls initiated by our internal staff, exhibitions at security and technology trade shows, through the media, consulting agreements and through our own and agent relationships. Our sales generate revenue either as an Original Equipment Manufacturer (OEM) model, through a Hosting/License agreement, bundled with other company’s products or through direct purchase by customers. We price our products for hosted consumer transactions based on the number of transactions in which our software products are utilized. We also price our products for business applications based on the number of users. These pricing models provide the Company with one-time, monthly, quarterly and yearly recurring revenues. We are also generating revenues from annual maintenance contracts, renewal fees and project an increase in revenues based upon the execution of various agreements that we have recently closed and are being implemented.

We generated all of our 2008 and 2007 revenues of $211,254 and $623,696, respectively from the sales of our security products. $485,274 of our 2007 revenues were deemed uncollectible and were charged off in the third and fourth quarters of 2007. We market our products to financial service firms, e-commerce companies, government agencies and the enterprise market in general and with virtual private networks, as well as technology service companies that service all the above markets. We seek such sales through our own direct efforts and primarily through distributors, resellers and third party agents. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in production installations and pilot projects with various distributors, resellers and direct customers, as well as having reached additional reseller agreements with strategic vendors globally. Our GuardedID® product is also being sold directly to consumers, primarily through the Internet as well as distributors, resellers, third party agents and potential Original Equipment Manufacturer ("OEM") agreements by bundling GuardedID® with their products, which could provide a value-add to their own products and offerings.

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

We operate primarily as a software development company, providing security software products and services, to be sold to enterprises, Internet consumer businesses and consumers, both directly and through sales channels comprised of distributors, resellers, agents and OEM relationships, globally. We are focusing primarily on developing sales through “channel” relationships in which our products are offered by other manufacturers, distributors, value-added resellers and agents, globally. We also sell our suite of security products directly from our Edison, NJ office, which also augments our channel partner relationships. It is our strategy that these “channel” relationships will provide the greater percentage of our revenues ongoing. Examples of the channel relationships that we are pursuing include our attempts to establish OEM relationships with other security technology and software providers that would integrate or bundle the enhanced security capabilities of ProtectID® and or GuardedID® into their own product lines. These would include providers of networking software and manufacturers of computer and telecommunications hardware and software that provide managed services, as well as all markets interested in increasing the value of their products and packages, such as financial services software, anti-virus and identity theft product companies.

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

We intend to generate revenue through fees for ProtectID® and ValidateID™, based on consumer volumes of usage in the e-commerce and financial services markets, one time per person fees in the enterprise markets, set-up and recurring transaction fees when the product is hosted, yearly maintenance fees and other one-time fees. GuardedID® pricing is for an annual license and we discount for volume purchases. GuardedID® pricing models, especially when bundling through OEM contracts, include monthly and quarterly recurring revenues. We also provide our clients a choice of operating our software internally by licensing or through our hosting service. GuardedID® requires a download on each and every computer it protects, whether for employees or consumers.

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

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

Revenues for the three months ended September 30, 2008 were $96,009 compared to $70,364 for the three months ended September 30, 2007, an increase of $25,645 or 36.5%. The increase in revenues was primarily due to the sales of our newly developed GuardedID® keyboard encryption and anti-keylogger technology, service fees and the renewal of several software maintenance plans related to the sales of our software.

Revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign on fees and recurring transaction revenues. Hardware sales for the three months ended September 30, 2008 were $20,434 compared to $0 for the three months ended September 30, 2007, an increase of $20,434. The increase in hardware revenues was primarily due to the increase in the Company’s sales of our one-time-password token key-fobs. Software, services and maintenance sales for the three months ended September 30, 2008 were $20,910 compared to $33,515 for the three months ended September 30, 2007, a decrease of $12,605. The decrease in software, services and maintenance revenues was primarily due to the renewal of several maintenance plans related to our software sales in 2007. Sign on fees for access to our hosted service provider to utilize our ASP transaction model amounted to $0 for the three months ended September 30, 2008 compared to $2,000 for the three months ended September 30, 2007, a decrease of $2,000. The decrease was due to the reduction in signing up new e-commerce clients. Transaction revenues from the ASP hosting model were $54,665 for the three months ended September 30, 2008 and $34,849 for the three months ended September 30, 2007, an increase of $19,816.  The increase was caused by an increased number of transactions being processed through the ASP hosting facility.

Cost of revenues for the three months ended September 30, 2008 was $48,613 compared to $34,152 for the three months ended September 30, 2007, an increase of $14,461, or 42.3%. The increase was primarily due to the increase in processing fees incurred as a result of the transactions relating to our ASP hosting service.

Gross profit for the three months ended September 30, 2008 was $47,396 compared to $36,212 for the three months ended September 30, 2007, an increase of $11,184, or 30.1%. The increase in gross profit was primarily due to the sales of our newly developed GuardedID® keyboard encryption and anti-keylogger technology, service fees and the renewal of several software maintenance plans related to the sales of our software. Gross profit as a percentage of sales decreased to 49.4% from 51.5% due to the increase in processing fees incurred as a result of the increase in the volume of transactions relating to our ASP hosting service.

Research and development expenses for the three months ended September 30, 2008 were $117,210 compared to $92,370 for the three months ended September 30, 2007, an increase of $24,840, or 26.9%. The increase is primarily attributable to the increase in resources relating to Version 2.0 of our GuardedID® keyboard encryption & anti-keylogger technology, which is now in beta testing. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative expenses for the three months ended September 30, 2008 were $377,604 compared to $800,571 for the three months ended September 30, 2007, a decrease of $422,967 or 52.8%. The net decrease was due primarily to decreases in our promotional, marketing and professional fees which occurred in the three months ended September 30, 2008. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, travel costs, non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other (income) expense for the three months ended September 30, 2008 was $356,160 as compared to ($584,401) for the three months ended September 30, 2007, representing an increase of $940,561, or 161%. The increase was primarily due to the net mark to market changes in the fair value of derivative financial instruments relating to the convertible secured promissory notes.

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

Our net loss for the three months ended September 30, 2008 was $803,578 compared to a net loss of $272,328 for the three months ended September 30, 2007, an increase of $531,250, or 195%. The increase in our net loss was primarily due to the net mark to market changes in the fair value of derivative financial instruments relating to the convertible secured promissory notes.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

Revenues for the nine months ended September 30, 2008 were $211,254 compared to $623,696 for the nine months ended September 30, 2007, a decrease of $412,442 or 66.1%. The decrease in revenues was primarily due to the amount of a one-time sale of our newly developed GuardedID® keyboard encryption and anti-keylogger technology that occurred in the first quarter of 2007. Of the total sales for the nine months ended September 30, 2007, $485,274 (of the revenues) were deemed uncollectible and were charged off in the third and fourth quarters of 2007.

Revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign on fees and recurring transaction revenues. Hardware sales for the nine months ended September 30, 2008 were $21,852 compared to $8,333 for the nine months ended September 30, 2007, an increase of $13,519. The increase in hardware revenues was primarily due to the increase in the Company’s sales of our one-time-password token key-fobs. Software, services and maintenance sales for the nine months ended September 30, 2008 were $81,030 compared to $534,121 for the nine months ended September 30, 2007, a decrease of $453,091. The decrease in software, services and maintenance revenues was primarily due to the amount of a one-time sale of our newly developed GuardedID® keyboard encryption and anti-keylogger technology that occurred in the first quarter of 2007 and was subsequently written off. Sign on fees for access to our hosted service provider to utilize our ASP transaction model amounted to $6,250 for the nine months ended September 30, 2008 compared to $2,000 for the nine months ended September 30, 2007, an increase of $4,250. The increase was due to the increase in signing up new e-commerce clients. Transaction revenues from the ASP hosting model were $102,122 for the nine months ended September 30, 2008 and $79,242 for the nine months ended September 30, 2007, an increase of $22,880. The increase was caused by an increased number of transactions being processed through the ASP hosting facility.

Cost of revenues for the nine months ended September 30, 2008 was $89,442 compared to $52,705 for the nine months ended September 30, 2007, an increase of $36,737, or 69.7%. The increase was primarily due to the processing fees incurred as a result of the increase in transactions relating to our ASP hosting service.

Gross profit for the nine months ended September 30, 2008 was $121,812 compared to $570,991 for the nine months ended September 30, 2007, a decrease of $449,179, or 78.7%. The decrease in gross profit was primarily due to the amount of a one-time sale of our newly developed GuardedID® keyboard encryption and anti-keylogger technology that occurred in the first quarter of 2007 and was subsequently written off. Gross profit as a percentage of sales decreased to 57.7% from 91.6% due an increased number of transactions being processed through the ASP hosting facility due to the addition of new e-commerce clients which result in a lower profit margin than our other products and services.

Research and development expenses for the nine months ended September 30, 2008 were $324,991 compared to $273,872 for the nine months ended September 30, 2007, an increase of $51,119, or 18.7%. The increase is primarily attributable to the increase in resources relating to the Version 2.0 of our GuardedID® keyboard encryption and anti-keylogger technology, which is now in beta testing. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative expenses for the nine months ended September 30, 2008 were $1,292,274 compared to $1,903,057 for the nine months ended September 30, 2007, a decrease of $610,783 or 32.1%. The net decrease was due primarily to decreases in our promotional, marketing and professional fees which occurred in the nine months ended September 30, 2008. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, travel costs, non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other (income) expense for the nine months ended September 30, 2008 was ($293,635) as compared to $509,623 for the nine months ended September 30, 2007, representing a decrease in other expense of $803,258, or 158%. The decrease was primarily due to the forgiveness of certain debt and to net mark to market changes of ($998,504) in the fair value of derivative financial instruments relating to the convertible secured promissory notes.

Our net loss for the nine months ended September 30, 2008 was $1,201,818 compared to a net loss of $2,115,561 for the nine months ended September 30, 2007, a decrease of $913,743, or 43.2%. The decrease in our net loss was primarily due to the forgiveness of certain debt and to net mark to market changes in the fair value of derivative financial instruments relating to the convertible secured promissory notes.

Liquidity and Capital Resources

Our total current assets at September 30, 2008 were $759,175, including $20,183 in cash and $367,819 in restricted cash. Additionally, we had a stockholders’ deficiency in the amount of $6,626,428 at September 30, 2008. The increase in the deficiency is a result of the Company’s overall net losses and funding through an increased debt position from convertible debentures and promissory notes rather than the sale of stock. We have historically incurred losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. The liabilities include a computed liability for the fair value of derivatives of $469,760, which will only be realized on the conversion of the derivatives, or settlement of the debentures.

We financed our operations during the nine months ended September 30, 2008 primarily through debt and equity financing, with minimal sources of cash resulting from recurring revenues from our security products and services and maintenance sales.  We expect that we will rely, at least in the near future, on debt and equity financings, although such sources are not assured. If such sources are available, there is also no assurance that such financing can be obtained at terms that would be acceptable to the Company. Inherently, as time progresses and corporate exposure in the market grows, we hope to attain additional revenue from the sales of our security products and services. Until this is accomplished, we will continue to attempt to secure additional financing through both the public and private market sectors to meet our ongoing commitments of capital expenditures.

At September 30, 2008, $427,447 in aggregate principal amount of the YA Global debentures was issued and outstanding.

At September 30, 2008, $244,720 in aggregate principal amount of the Highgate debentures remained outstanding.

In January 2008, the Company executed a Forbearance Agreement with YA Global whereby YA Global and Highgate agreed to forbear from exercising their rights under the secured convertible debentures through February 27, 2008. The terms of the Forbearance Agreement record the amount due to YA Global and Highgate by the Company to be $1,214,093, which includes principal, interest and the redemption premium. The terms also include a reduction in the YA Global and Highgate Fixed Conversion Price to $0.065. In connection with this Agreement, the Company issued to YA Global 500,000 contingency warrants with an exercise price of $0.15 per share. The warrants are exercisable for a period of five (5) years from date of issuance. The warrants are held in escrow and will only be released to YA Global if the total amount due by the Company is not paid to YA Global by February 29, 2008. The total amount of our indebtedness to YA Global and Highgate in the amount of $1,214,093, as agreed to in the Forbearance Agreement, is further broken down as:

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

The Company is in discussions with YA Global regarding an extension to the May 2008 Forbearance Agreement, which was in effect until October 15, 2008. The Company and YA Global are negotiating an extension which would extend and amend the Forbearance Agreement to the end of the second quarter of 2009, but a final agreement has not yet been completed.

During the nine months ended September 30, 2008, the Company repaid a total of $35,211 of unsecured convertible notes to nine unrelated parties.  In accordance with the terms of seven of the convertible notes the Company is recording restricted common shares as bonus extension shares on a monthly basis to the note holders. Additionally, during the nine months ended September 30, 2008, the Company reached settlement agreements and assigned to the SIG a total of $215,000 of unsecured notes with three unrelated parties.

During the nine months ended September 30, 2008, the Company repaid a total of $54,936 of unsecured convertible notes to two related parties.

The Company issued unsecured notes during the nine months ended September 30, 2008 in an aggregate total of $150,000 to one unrelated party and an aggregate total of $1,700,000 to twenty-six unrelated parties per the term sheet executed with the SIG in January 2008 and amended in May 2008. Upon repayment of the Company’s open secured notes and receipt of a release of indebtedness from YA Global and Highgate, the intellectual property of the Company will be pledged to the twenty-six unrelated parties in the SIG until such time that the unsecured notes and accrued interest of the SIG are repaid in full. Additionally, during the nine months ended September 30, 2008, the Company repaid a total of $104,789 of unsecured notes to four unrelated parties. In accordance with the terms of six of the notes the Company is recording restricted common shares as bonus extension shares on a monthly basis to the two remaining note holders. Additionally, during the nine months ended September 30, 2008, the Company terminated a consulting agreement with a financial advisor thereby canceling the unsecured note in the amount of $15,000 issued to the advisor for services to be rendered.

The Company issued unsecured notes during the nine months ended September 30, 2008 in an aggregate total of $100,000 to two related parties. Additionally, during the nine months ended September 30, 2008, the Company repaid a total of $55,000 of unsecured notes to two related parties.

Summary of Funded Debt

As of September 30, 2008 the Company’s open unsecured promissory note balance was $2,011,461, listed as follows:

•

$100,000 to YA Global (this note by its terms became convertible into shares of common stock as of September 17, 2006 at the lesser of $2.20 per share or 90% of VWAP thirty day average prior to the date of conversion) – current portion

•

$16,461 to two unrelated individuals through investment firm placement – current portion

•

$150,000 to an unrelated individual – current portion

•

$45,000 to an unrelated individual – current portion

•

$1,700,000 to twenty unrelated individuals through term sheet with the SIG

As of September 30, 2008 the Company’s open unsecured related party promissory note balances were $696,000, listed as follows:

•

$626,000 to our CEO – current portion

•

$70,000 to our President – current portion

As of September 30, 2008 the Company’s open convertible secured note balances were $672,167, listed as follows:

•

$427,447 to YA Global (04/05 amended secured debenture) – current portion

•

$244,720 to Highgate (05/05 secured debenture) – current portion

As of September 30, 2008 the Company’s open convertible note balances were $1,267,454, net of discount on convertible notes of $67,335, listed as follows:

•

$235,000 to an unrelated company (03/05 unsecured debenture) - current portion

•

$7,000 to an unrelated company (06/05 unsecured debenture) – current portion

•

$10,000 to an unrelated individual (06/05 unsecured debenture) - current portion

•

$140,000 to four unrelated individuals (07/05 unsecured debentures) - current portion

•

$85,000 to an unrelated individual (03/06 unsecured debenture) - current portion

•

$200,000 to an unrelated individual (06/06 unsecured debenture) – current portion

•

$150,000 to an unrelated individual (09/06 unsecured debenture) – current portion

•

$70,232 to six unrelated individuals (02/07 unsecured debentures) - current portion

•

$17,557 to an unrelated individual (04/07 unsecured debenture) – current portion

•

$100,000 to an unrelated individual (05/07 unsecured debenture) – current portion

•

$100,000 to an unrelated individual (06/07 unsecured debentures) – current portion

•

$100,000 to an unrelated individual (07/07 unsecured debenture) – current portion

•

$120,000 to four unrelated individuals (08/07 unsecured debentures) – current portion

As of September 30, 2008 the Company’s open convertible note balances - related parties were $419,255, listed as follows:

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

Going Concern

We are assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have recorded a net loss of $1,201,818 for the nine months ended September 30, 2008, compared to a net loss of $2,115,561 for the nine months ended September 30, 2007. At September 30, 2008, the Company's accumulated deficit was $17,578,268, its working capital deficiency was $6,157,059 and approximately 77% of its assets consist of deferred royalties. Additionally, for the nine months ended September 30, 2008, we had negative cash flows from operating activities of $1,109,135. Since our inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business may require additional capital. These conditions raise substantial doubt about our ability to continue as a going concern.

We have issued three-year and two-year secured debentures in 2004 and 2005 that are convertible into shares of our common stock to YA Global and Highgate, respectively. Under the terms of the secured debentures, we are restricted in our ability to issue additional securities as long as any portion of the principal or interest on the secured debentures remains outstanding.

Currently, the Company is attempting to generate sufficient revenues and improve gross margins by implementing a revised sales strategy. In principle, the Company is redirecting its sales focus from direct sales to international channel sales, where the Company is primarily selling through a channel of Distributors, Value Added Resellers, Strategic Partners and Original Equipment Manufacturers. The revenues from this approach are more lucrative than selling direct, due to the increase in sales volume of GuardedID® and ProtectID® through the channel partners. This strategy, if successful, should increase the Company’s sales and revenues allowing us to mitigate future losses. In addition, management has raised funds through convertible debt instruments and the sale of equity in order to alleviate the working capital deficiency. Through the utilization of the capital markets, the Company is seeking to locate the additional funding necessary to continue to expand and enhance its growth; however, there can be no assurance that we will be able to increase revenues or raise additional capital. The Company is currently in negotiations with other investors, but the success of such negotiations cannot be assured.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently a party to, nor is any of its property currently the subject of, any material legal proceeding. None of the Company’s directors, officers or affiliates is involved in a proceeding adverse to the Company’s business or has a material interest adverse to the Company’s business.

In January 2008, a money judgment in the amount of sixty nine thousand nine hundred fifty two dollars, for past due payables, in favor of Lewis PR, a California corporation, against the Company was entered into the Superior Court of California, County of San Diego. In February 2008, a settlement agreement was reached between the parties whereby Lewis PR will receive a payment of thirteen thousand dollars by September 2008 as full settlement of the debt. A payment of $6,500 was made in October 2008. The Company is pursuing a revised settlement agreement with the debtor.

In February 2008, summonses were filed in the Superior Court of the State of New Jersey against the Company and its CEO demanding payment on a promissory note in the amount of forty five thousand dollars. In October 2008, a money judgment in the amount of forty nine thousand two hundred sixty three dollars, for a past due note, in favor of the note holder, against the Company was entered into the Superior Court of New Jersey, County of Middlesex. The Company is pursuing a settlement agreement with the note holder.

In April 2008, a summons was filed in the Superior Court of the State of New Jersey against the Company demanding payment on a convertible promissory note in the amount of one hundred thousand dollars. The Company and the note holder have agreed upon a settlement whereby the debt shall be assigned to the SIG by the Company and the SIG shall repay the agreed upon settlement amount to the note holder, in installments, through February 2009. The SIG made payments of $10,000 in July 2008 and $5,000 in September 2008 to the note holder.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2008, the Company recorded 1,646 shares of the Company’s common stock at $0.22 per share to the two remaining note holders relating to promissory notes executed in July 2006, as bonus extension shares.  In connection with the shares, the Company recorded 165 shares of the Company’s common stock at $0.22 per share to the placement agent.

In July 2008, the Company recorded 20,000 shares of the Company’s common stock at $0.22 per share to the six note holders relating to convertible promissory notes executed in February 2007, as bonus extension shares.  In connection with the shares, the Company recorded 4,000 shares of the Company’s common stock at $0.22 per share to the placement agent.

In July 2008, the Company recorded 5,000 shares of the Company’s common stock at $0.22 per share to a note holder relating to a convertible promissory note executed in April 2007, as bonus extension shares.  In connection with the shares, the Company recorded 1,000 shares of the Company’s common stock at $0.22 per share to the placement agent.

In July 2008, the Company sold 1 unit, per the terms of a term sheet executed with the SIG in January 2008 and amended in May 2008, with each unit consisting of a 10% promissory note of $25,000, maturing three years from the execution date and with a 10% discount rate, and 82,000 non-dilutable (for one year) restricted shares of the Company’s common stock. The Company recorded 82,000 restricted shares of common stock, at $0.023 per share.

In August 2008, the Company recorded 1,646 shares of the Company’s common stock at $0.19 per share to the two remaining note holders relating to promissory notes executed in July 2006, as bonus extension shares.  In connection with the shares, the Company recorded 165 shares of the Company’s common stock at $0.19 per share to the placement agent.

In August 2008, the Company recorded 20,000 shares of the Company’s common stock at $0.19 per share to the six note holders relating to convertible promissory notes executed in February 2007, as bonus extension shares.  In connection with the shares, the Company recorded 4,000 shares of the Company’s common stock at $0.19 per share to the placement agent.

In August 2008, the Company recorded 5,000 shares of the Company’s common stock at $0.19 per share to a note holder relating to a convertible promissory note executed in April 2007, as bonus extension shares.  In connection with the shares, the Company recorded 1,000 shares of the Company’s common stock at $0.19 per share to the placement agent.

In August 2008, the Company sold 6 units, per the terms of a term sheet executed with the SIG in January 2008 and amended in May 2008, with each unit consisting of a 10% promissory note of $25,000, maturing three years from the execution date and with a 10% discount rate, and 82,000 non-dilutable (for one year) restricted shares of the Company’s common stock. The Company recorded 164,000 restricted shares of common stock, at $0.011 per share, and 328,000 restricted shares of common stock, at $0.019 per share.

In August 2008, the Company repurchased, at no cost, employee stock options totaling 1,111,791 shares of common stock from twelve employees as a result of a voluntary tender by the employees.  The options were issued in accordance with the Company’s 2004 Equity Incentive Plan. The exercise price of the cancelled options ranged from $0.15 per share to $10.00 per share.

In September 2008, the Company recorded 1,646 shares of the Company’s common stock at $0.18 per share to the two remaining note holders relating to promissory notes executed in July 2006, as bonus extension shares.  In connection with the shares, the Company recorded 165 shares of the Company’s common stock at $0.18 per share to the placement agent.

In September 2008, the Company recorded 20,000 shares of the Company’s common stock at $0.18 per share to the six note holders relating to convertible promissory notes executed in February 2007, as bonus extension shares.  In connection with the shares, the Company recorded 4,000 shares of the Company’s common stock at $0.18 per share to the placement agent.

In September 2008, the Company recorded 5,000 shares of the Company’s common stock at $0.18 per share to a note holder relating to a convertible promissory note executed in April 2007, as bonus extension shares.  In connection with the shares, the Company recorded 1,000 shares of the Company’s common stock at $0.18 per share to the placement agent.

In September 2008, the Company sold 2 units, per the terms of a term sheet executed with the SIG in January 2008 and amended in May 2008, with each unit consisting of a 10% promissory note of $25,000, maturing three years from the execution date and with a 10% discount rate, and 82,000 non-dilutable (for one year) restricted shares of the Company’s common stock. The Company recorded 164,000 restricted shares of common stock, at $0.017 per share.

In September 2008, the Company recorded 750 shares of its common stock, valued at $0.13 per share for 250 shares and $0.20 per share for 500 shares , and issuable to a law firm as compensation for general counsel legal services rendered.

All of the above offerings and sales were deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on August 8, 2008.  At the annual meeting, the Company's shareholders voted upon the following matters:

(1)

The election of five members to the Company's Board of Directors to hold office until the Company's next Annual Meeting of Stockholders in 2009 or until each Director’s successor is duly elected and qualified; and

(2)

The ratification of the appointment of Li & Company, PC, as the Company's independent certified public accountants; and

(3)

The enactment of a one for ten reverse stock split (1:10), to be effective as of the filing of an amendment to the Company's Articles of Incorporation with the New Jersey Secretary of State and upon the receipt of regulatory approval.

Per the results recorded on the Report of Inspector of Election, Mark L. Kay, Robert Denn, Mark Corrao, Ramarao Pemmaraju and George Waller were elected as the Company’s Board of Directors; Li & Company, PC was ratified as the Company’s independent certified public accountants; and a one for ten reverse stock split (1:10) was approved. On September 30, 2008, the New Jersey Secretary of State approved the Company’s Restated Certificate of Incorporation. On October 31, 2008, the Company received regulatory approval for the effectuation of the one for ten reverse stock split (1:10) at the open of business on November 3, 2008 at which time the Company’s new ticker symbol became SFOR.

All share and per share data in the Form 10-Q, financial statements and related notes have been restated to give retroactive effect to the reverse stock split.

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

STRIKEFORCE TECHNOLOGIES, INC.

Dated: November 13, 2008	By: /s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: November 13, 2008	By: /s/ Mark Joseph Corrao
Mark Joseph Corrao
Chief Financial Officer and Principal Accounting Officer