Form 10-K
period 2008-12-31
StrikeForce Technologies Inc.
filed 2009-03-31
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X .

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2008

     .

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

Common stock, $0.0001 par value

Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      . Yes No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      . Yes No  X .

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   X .

   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	.	Small Business Issuer	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes      . No  X .

The aggregate market value of voting stock held by non-affiliates of the registrant on March 16, 2009 was approximately $443,309. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers as of March 16, 2009, are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: As at March 16, 2009, there were 18,359,124 shares of Common Stock, $0.0001 par value per share issued and outstanding

.

Documents Incorporated By Reference

None

STRIKEFORCE TECHNOLOGIES, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 and 2007

CAUTION REGARDING FORWARD-LOOKING INFORMATION

Included in this annual report are "forward-looking" statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled "Risk Factors." Forward-looking statements include those that use forward-looking terminology, such as the words "anticipate," "believe," "estimate," "expect," "intend," "may," "project," "plan," "will," "shall," "should," and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements.

Such risks include, among others, the following: demand for payment of our convertible notes outstanding under which we are currently in default, our inability to obtain adequate financing to repay the convertible notes, our ability to continue financing the operations either through debt or equity offerings,   international, national and local general economic and market conditions: our ability to sustain, manage or forecast our growth; material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this filing.

Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

Unless otherwise noted, references in this Form 10-K to “StrikeForce”  “we”, “us”, “our”, “SFT”, and the “Company” means StrikeForce Technologies, Inc., a New Jersey corporation.

PART I

ITEM 1. BUSINESS

StrikeForce Technologies, Inc. is a software development and services company that offers a suite of integrated computer network security products using proprietary technology. We were organized in August 2001 under New Jersey law as Strike Force Technical Services, Inc. We initially conducted operations as an integrator and reseller of computer hardware and telecommunications equipment and services. In December 2002, and formally memorialized by an agreement in September 2003, we acquired certain intellectual property rights and patent pending technology from NetLabs.com including the rights to further develop and sell their principal technology and certain officers of NetLabs.com joined StrikeForce as officers and directors of our Company. We subsequently changed our name to StrikeForce Technologies, Inc., under which we had conducted our business since August 2001. Our strategy is to develop and exploit our suite of network security products for customers in the corporate, financial, government, insurance, e-commerce and consumer sectors. We plan to grow our business primarily through this channel and also from internally generated sales, rather than by acquisitions. We have no subsidiaries and we conduct our operations from our corporate office in Edison, New Jersey.

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

We generated all of our 2008 and 2007 revenues of $287,035 and $661,580, respectively from the sales of our security products. $485,274 of our 2007 revenues was deemed uncollectible and was charged off in the third and fourth quarters of 2007. We market our products to financial service firms, e-commerce companies, government agencies and the enterprise market in general and with virtual private networks, as well as technology service companies that service all the above markets. We seek such sales through our own direct efforts and primarily through distributors, resellers and third party agents. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in production installations and pilot projects with various distributors, resellers and direct customers, as well as having reached additional reseller agreements with strategic vendors globally. Our GuardedID® product is also being sold directly to consumers, primarily through the Internet as well as distributors, resellers, third party agents and potential Original Equipment Manufacturer ("OEM") agreements by bundling GuardedID® with their products, which provides a value-add to their own products and offerings.

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

Our Products

StrikeForce is a software development and services company. We own and are seeking to commercially exploit various identification protection software products that were developed to protect computer networks from unauthorized access and to protect network owners and users from identity theft. Our principal products ProtectID® and GuardedID®, inclusive of our unique CryptoColor® technology, are proprietary authentication and keystroke encryption technologies that are intended to eliminate unauthorized access to computer networks and to prevent unauthorized individuals from copying (logging) keystrokes. We are seeking to develop a market for our suite of products in the financial services, e-commerce, corporate, government and consumer sectors. Our products are the subject of two pending patent applications. The products are as follows:

•

ProtectID® is an authentication platform that uses “Out-of-Band” technology to authenticate computer network users by a variety of methods including traditional passwords combined with a telephone, PDA or multiple computer secure sessions, biometric identification or encrypted devices such as tokens or smartcards as examples. The authentication procedure separates authentication information such as usernames and passwords or biometric information, which are then provided to the network’s host server on separate channels. The platform provides the client choices and evolves with them over time.

•

ValidateID® is a software application that validates the identity of an end user or applicant by asking a series of questions based on private and publicly available information, e.g., prior addresses or motor vehicles that are unlikely to be known by anyone other than the “correct” user.

•

GuardedID® creates a 128-bit encrypted separate pathway for information delivery from a keyboard to a targeted application on a local computer, preventing the use of spyware/malware to collect user information.  This product provides keyboard encryption and thwarts keylogging, which helps prevent the number one threat to consumers and businesses in today’s market: keylogging software, which is stealth software embedded in web sites, emails, pictures, MP3 files, videos or other software that, once unknowingly launched, secretly monitors and records all of a user's keystrokes on the computer and sends the data to the identity thief without the user’s awareness.

•

ResetID™ provides user authenticated “Out-of-Band” remote technology to reset user credentials through a self-service method. ResetID™ provides a secure means of resetting a user’s password into Active Directory and LDAP databases. This product solves the problem and cost of numerous calls to a help desk to reset ones password.

A number of the above products include software and hardware that we contractually license from other vendors. We also distribute and resell related technology software and hardware products. These products include VASCO tokens and LG iris cameras, as well as additional authentication and telecommunication software and hardware devices. We have a reseller services agreement with a major credit bureau that we utilize in our ValidateID® application.

The ValidateID® product requires access to our hosted service provider. The ProtectID® product can either be hosted by our service provider (we have a strategic arrangement with a third party hosting service) or not hosted and internally installed into a customer’s infrastructure. With the exception of our licenses with Microsoft and our reseller agreement with VASCO, none of our contracts for hardware or software are with a sole supplier of that product.

Factors that are considered important to our success include, but are not limited to, the following:

•

ProtectID® addresses the needs of a broad variety of customers for authentication security. One of the biggest problems facing the world is Identity Theft, the effects of which total an estimated $221 billion per year in business losses per The Aberdeen Group (source: Identity Theft Statistics Continue to Rise article on www.ezinearticles.com).

•

The U.S. Federal Government increased it’s budget for cyber solutions to fight Identity Theft by 1,000%, from approximately $1.7 billion in 2007 to $17 billion in 2008.

•

In June 2007, the Sibername forum (www.sibername.com) reported that gangs infected 10,000 web sites with keyloggers in order to steal site users’ bank details from Eastern Europe targeting Italy and other areas around the world.  The heist was nicknamed the Italian Job.

•

According to the Identity Theft Resource Center, more than 35 million data records were breached in 2008 in the U.S. and the majority of the lost data was neither encrypted nor protected by a password (source: Data Breaches Rose Sharply in 2008 article in ComputerWorld Security).

•

According to a 2007 Ponemon Institute study, the total average cost of a data breach per reporting company was more than $6.3 million per breach and ranged from $225,000 to almost $35 million. Additionally, since January 2005, the Privacy Rights Clearinghouse has identified more than 215 million records of U.S. residents that have been exposed due to security breaches (source: 2007 Annual Study: U.S. Cost of a Data Breach).

•

In respect to the latest version of our keyboard encryption and anti-keylogger Product, GuardedID®, a recent report from a government security group known as CERT states that minimally 80% of the malicious keylogging programs are undetected by the major anti-virus software suites. However, GuardedID® helps render the malicious programs useless, in real time.

•

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

•

Ability to Integrate our Software with Customer Environments: There are numerous operating systems that are used by computer networks. The ability of a software product to integrate with multiple operating systems is likely to be a significant factor in customer acceptance of particular products. StrikeForce’s ProtectID® operates on an independent platform and is able to integrate with multiple operating systems and user interfaces. ProtectID® has been designed to use multiple authentication devices on the market (including, but not limited to, biometrics, key-fob tokens, PDA’s, smart cards and telephones). Our ability to integrate our products with multiple existing and future technologies is likely to be a key factor in the acceptance of our product.  Our GuardedID® product currently operates with Windows Internet Explorer (IE) and Firefox web browsers and under development for new features and versions.

•

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

We intend to generate revenue through fees for ProtectID® and ValidateID®, based on consumer volumes of usage in the e-commerce and financial services markets, one time per person fees in the enterprise markets, set-up and recurring transaction fees when the product is hosted, yearly maintenance fees and other one-time fees. GuardedID® pricing is for an annual license and we discount for volume purchases. GuardedID® pricing models, especially when bundling through OEM contracts, include monthly and quarterly recurring revenues. We also provide our clients a choice of operating our software internally by licensing or through our hosting service. GuardedID® requires a download on each and every computer it protects, whether for employees or consumers.

Marketing

Our multi-channel marketing strategy includes:

•

Direct sales to enterprise and commercial customers (being minimized over time).

•

Resellers, Agents & Distributors, (our strategic sales channel) who distribute and resell our products and services to enterprise and commercial customers (technology and software product distributors, systems integrators, other security technology and software vendors, telecom companies, identity theft related product companies, etc.).

•

Application Service Provider (ASP) Partners: Our third party service provides a hosting platform that facilitates faster implementations with choices at competitive pricing.

•

Original Equipment Manufacturers (OEM): SFT products are sold to other security technology vendors that integrate ProtectID® and GuardedID® into their products (bundling) and services.

•

Internet sites in selling GuardedID® to consumers and small enterprises.

We had a strategic partnership with Panasonic in which Panasonic functioned as an Application Service Provider for our ProtectID® and ValidateID® products, which requires a secondary server used for the “Out-of-Band” authentication technology.  As an authorized ASP provider, Panasonic operated our products in their data center for the benefit of clients who contract with us for our security products. In December 2007, we switched from Panasonic to a premier data center and co-location services provider that should maintain a comparable uptime. We believe that the new relationship improves the implementation time and reduces the cost and training requirements. The new hosting site is also SAS 70 certified, which is critical to providing a secure compliant service. Our agreement with the new services provider was for a one-year (1) term ending in December, 2008 and was renewed for an automatic one-year (1) renewal term. The relationship can be terminated by either party on sixty days notice. The hosting service is compensated by StrikeForce based on a flat monthly fee per the terms of the contract.

Intellectual Property

In December 2002, and formally memorialized by an agreement in September 2003, we acquired certain intellectual property rights and patent pending technology from NetLabs.com including the rights to further develop and sell their principal technology and certain officers of NetLabs.com joined StrikeForce as officers and directors of our company.

The technology developed by the Company and used in the Company’s ProtectID® and GuardedID® products are the subject of two pending patent applications. The Company’s firewall product, which was in the research and design phase is no longer being developed, therefore, the pending provisional patent application was allowed to expire. A fourth patent application relating to the Company’s ProtectID® product was combined into the first ProtectID® pending patent application and the fourth application was allowed to lapse.

We have one copyright pending. Also, four trademarks have been approved and registered: ProtectID®, ValidateID®, GuardedID® and CryptoColor®.

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

Business Strategy

We intend to incur significant additional costs before we become profitable. We anticipate that most of the costs that we incur will be related to salaries, professional fees, marketing, sales and research & design. We anticipate that we will increase our sales force by approximately two full-time employees and our technology staff by approximately three employees during the next 12 months. At the present time, our monthly burn rate is approximately $110,000 per month. We expect that our monthly cash usage for operations will increase in the future due to anticipated increased volumes and the preceding additions. We anticipate that the area in which we will experience the greatest increase in operating expenses is in marketing, selling, advertising, payroll related to sales and product support, technology and global strategic business consultants.

Our primary strategy over the next 12 months is to have our internal sales force focus on developing channel partners, including distributors, resellers and original equipment manufacturers (OEMs). Secondly, our internal sales team will target potential direct sales to network customers and in industries that management believes provides the greatest potential for near-term sales. These include small to medium sized financial institutions, government agencies, e-commerce and enterprise businesses. We are also executing agreements with strategic resellers and distributors for marketing, selling and supporting our products globally. It is our intention to ultimately utilize distributors, resellers and Company agents to generate the bulk of our sales. There can be no assurance, however, that we will succeed in implementing our sales strategy. Although management believes that there is an increasingly strong market for our products, we have not generated substantial revenue from the sale of our principal products and there is no assurance we can secure a market sufficient to permit us to achieve profitability in the next twelve months.

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

We believe that our patent-pending “Out-of-Band” identity authentication product is an innovative, secure, adaptable, competitively priced, integrated network authentication system. The main features of ProtectID® include: an open architecture “Out-of-Band” platform for user authentication; operating system independence; biometric layering; mobile authentication; secure website logon; VPN access; domain authentication and multi-level authentication. Unlike other techniques for increased network security, ProtectID® does not rely on a specific authentication device or method (e.g., phone, tokens, smart cards, digital certificates or biometrics, such as a retinal or fingerprint scan). Rather ProtectID® has been developed as an “open platform” that incorporates many authentication devices and methods. For example, once a user has been identified to a computer network, a system deploying our ProtectID® authentication system permits the “Out-of-Band” authentication of that user by a telephone, PDA, email, hard token, SSL client software, a biometric device such as a fingerprint scan, or others, before that user is permitted to access the network. By using “Out-of-Band” authentication methods, management believes that ProtectID® provides a competitive product for customers with security requirements greater than typical name and password schemes for virtual private networks and computer systems with multiple users at remote locations, as examples. We also believe that our other products (ValidateID®, GuardedID® and ResetID™) offer an additional competitive edge for network security and e-commerce applications that should provide greater levels of security along with choices and the ability to evolve over time based on newer technologies made available.

Although we believe that our suite of products offer competitive advantages, there is no assurance that any of these products will gain acceptance in the marketplace. Our competitors include established software and hardware companies that are likely to be better financed and to have established sales channels. Due to the high level of innovation in the software development industry, it is also possible that a competitor will introduce a product that provides a higher level of security than the ProtectID® products or which can be offered at prices that are more advantageous to the customer.

Employees

As of fiscal year end December 31, 2008 the Company had 11 employees. We believe relations with employees are generally good.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 1A.  RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE. SHOULD WE CONTINUE TO INCUR LOSSES FOR A SIGNIFICANT AMOUNT OF TIME, THE VALUE OF YOUR INVESTMENT IN OUR COMMON STOCK COULD BE ADVERSELY AFFECTED, AND YOU COULD EVEN LOSE YOUR ENTIRE INVESTMENT.

We have yet to establish any history of profitable operations as shown in our independent certified financial audit for 2008 and 2007, respectively. As of December 31, 2008, we had an accumulated deficit of $17,920,483. We have incurred annual operating losses of $3,998,402 for the year ended December 31, 2007 and $1,544,033 for the year ended December 31, 2008. We have financed our operations through loans from our officers, employees, and the issuance of debt and equity securities in private placement transactions.  Our revenues have not been sufficient to sustain our operations. Our profitability will require the successful marketing and sale of our ProtectID®, ValidateID®, GuardedID® and ResetID™ products and services.

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

We have issued an aggregate of $1,774,876 in secured convertible debentures, including an aggregate of $1,024,876 principal amount secured debentures issued to YA Global Investments, LP ($427,447 of which were outstanding on March 16, 2009) and an aggregate of $750,000 principal amount secured debentures issued to Highgate House Funds, Ltd. ($244,720 of which were outstanding on March 16, 2009), which are convertible into shares of our common stock at an amount equal to the lesser of: (i) 120% of the average closing bid price for the 5 trading days immediately preceding the closing date (the “YA Global Fixed Conversion Price” and, together with the Highgate Fixed Conversion Price, the “Fixed Conversion Price”); or (ii) 80% of the lowest  closing bid price of the common stock during the five days preceding the conversion date.  In July, 2006, the YA Global and Highgate Fixed Conversion Price was reduced to $0.085 in connection with an anti-dilution adjustment.

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

At December 31, 2008, we had an aggregate of $427,447 remaining in principal amount of secured convertible debentures outstanding issued to YA Global, after conversions, and an aggregate of $244,720 remaining in principal amount of secured convertible debentures outstanding issued to Highgate, after conversions, for a combined total of $672,167.

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

•

$244,720 (Highgate secured convertible debenture

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

The Company is in discussions with YA Global regarding an extension to the May 2008 Forbearance Agreement, which was in effect until October 15, 2008. The Company and YA Global are negotiating an extension which would extend and amend the Forbearance Agreement to the end of the second quarter of 2009, but a final agreement has not yet been executed.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR SECURED CONVERTIBLE DEBENTURES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES, WHICH COULD CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

Our obligation to issue a combination of shares or deliver shares through the escrow agent upon conversion of our $672,167 principal amount secured convertible debentures is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable upon conversion of our secured convertible debentures (excluding accrued interest), based on various market prices:

Price Per Share	With 20% Discount	Number of Shares	Percentage of Stock* Issuable
$0.10	$0.080	8,402,088	49.07%
$0.07	$0.056	12,002,982	70.11%
$0.05	$0.040	16,804,175	98.15%

* Based on 17,121,124 shares of common stock outstanding as of December 31, 2008. As illustrated, the number of shares of common stock issuable upon conversion of our secured convertible debentures will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

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

•

permit to exist any assignment, transfer, pledge, mortgage, security interest or other lien or encumbrance in or against any part of the pledged property;

•

materially change our ownership, executive staff or management, including Mark L. Kay and Mark Corrao;

•

declare or pay any dividend of any kind, in cash or in property, on any class of our capital stock, or make any distribution of any kind in respect thereof;

•

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

The technology developed by the Company and used in the Company’s ProtectID® (exclusively licensed from NetLabs.com) and GuardedID® products is the subject of two patent pending applications. The Company’s firewall product, which was in the research and design phase is no longer being developed, therefore the pending provisional patent (acquired from NetLabs.com) application was allowed to expire. A fourth patent application relating to the Company’s ProtectID® product was combined into the first ProtectID® pending patent application and the fourth application was allowed to lapse. To date the two patent applications have not been granted. We cannot be certain that these patents will be granted nor can we be certain that other companies have not filed for patent protection for this technology. Even if the patents were granted for the technology, there is no assurance that we will be in a position to enforce the patent rights. Failure to be granted patent protection for the technology could result in greater competition or in limited royalty payments. This could result in inadequate revenue and cause us to cease operations.

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

Our success depends, to a critical extent, on the continued efforts and services of our Chief Executive Officer, Mark L. Kay, our Chief Technical Officer, Ramarao Pemmaraju, our Chief Financial Officer, Mark Corrao and our Executive Vice President and Head of Marketing, George Waller.  Were we to lose three or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital.  We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our Company.  Only one of our executive officers (CEO) had an employment agreement providing for his continued service to us, which is now expired.  We do not currently  carry a key-man life  insurance  policy  on any of  our  employees,  which  would  assist  us in recouping our costs in the event of the loss of those officers.

THE INABILITY TO MANAGE OUR GROWTH COULD IMPEDE OUR ABILITY TO GENERATE REVENUES AND PROFITS AND TO OTHERWISE IMPLEMENT OUR BUSINESS PLAN AND GROWTH STRATEGIES, WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

We plan to grow rapidly, which will place strains on our management team and other Company resources to both implement more sophisticated managerial, operational and financial systems, procedures and controls and to hire, train and manage the personnel necessary to implement those functions. Our staff is currently comprised of 11 people and we believe that in order for us to achieve our goals, it will be necessary to further expand our personnel, particularly in the area of sales, support services, technology development and client support. As we grow, we also expect to increase detailed and pertinent internal and administrative controls and procedures, require further product enhancements and customization of our existing products for specific clients, as well as enter new geographic markets. We do not presently have in place the corporate infrastructure common to larger organizations. We do not, for example, have a separate human resources department or purchasing department designed for a larger organization. Some of our key personnel do not have experience managing large numbers of personnel. Substantial expansion of our organization will require the acquisition of additional information systems and equipment, a larger physical space and formal management of human resources. It will require that we expand the number of people within our organization providing additional administrative support (or consider outsourcing) and to develop and implement additional internal controls appropriate for a larger organization. Our experience to date in managing the minimal growth of our Company has been positive, without product failures or breakdowns of internal controls.

We plan to devote substantial resources to our ProtectID® and GuardedID® products, focusing on our marketing, sales, administrative, operational, financial and other systems to implement our longer-term business plan and growth strategies. We also are growing our distribution and reseller services through our channel strategy. This expansion requires us to significantly improve, replace and or acquire managers, operational and financial systems, procedures and controls, to improve the coordination between our various corporate functions, to manage, train, motivate and maintain a growing employee and marketing base. Our performance and profitability will depend on the ability of our officers and key employees to:

•

manage our business as a cohesive global enterprise;

•

manage expansion through the timely implementation and maintenance of appropriate administrative, operational, financial and management information systems, controls and procedures;

•

add internal capacity, facilities and third-party sourcing arrangements when needed;

•

maintain and continually improve service quality controls;

•

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

•

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

•

Product Defects or Service Quality Problems Could Affect Our Sales

Although we consider our principal products ready for commercial production and are actively marketing them to potential customers, we do not have significant experience with the use of our products on a large scale. We have not experienced any product defects that are material to the performance of our products, but there can be no assurance that there will not be product defects in the future. Likewise, we cannot be certain that the security provided by our products cannot be circumvented, now or in the future, although we are unaware of anyone having successfully defeating the technology. Our products are complex and may contain undetected errors or defects or may contain errors or defects in new versions that we attempt to release. Errors and defects that occur in the future could result in adverse product reviews and a loss of, or delay in, market acceptance of our products. We have, however, received a number of independent endorsements of GuardedID® and ProtectID® from recognized, well known third party security product lab testers and reviewers (PCMagazine.com for GuardedID® and SCMagazineUS.com for ProtectID®).

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

•

that a broker or dealer approve a person’s account for transactions in penny stocks; and

•

the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•

obtain financial information and investment experience objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•

sets forth the basis on which the broker or dealer made the suitability determination; and

•

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

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2007, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2008, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We operate from leased offices located at 1090 King Georges Post Road, Suite #108, Edison, New Jersey 08837. We do not hold any material investments in other real or personal property other than office equipment. We anticipate these facilities will be adequate for the immediate future but that if we are successful in introducing our products, we will need to seek larger or additional office quarters. We have a non-cancelable operating lease for office space that expires in February 2013 that includes a monthly base rent payment of $6,355.56. The lease does not contain a renewal option and requires us to pay all executory costs such as maintenance and insurance.

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

In February 2008, summonses were filed in the Superior Court of the State of New Jersey against the Company and its CEO demanding payment on a promissory note in the amount of forty five thousand dollars. In October 2008, a money judgment in the amount of forty nine thousand two hundred sixty three dollars, for the past due note, in favor of the note holder, against the Company was entered into the Superior Court of New Jersey, County of Middlesex. In January 2009, the Company and the note holder executed a Forbearance Agreement whereby the note holder agreed to forbear his rights under the terms of the promissory note until March 31, 2009. Per the terms of the agreement, the Company made a partial payment of $10,000 to the note holder, towards the note balance, in January 2009 and also placed 500,000 shares of its common stock in escrow with the note holder’s escrow agent. The shares will be returned to the Company upon its fulfillment of the terms of the Forbearance Agreement.

In April 2008, a summons was filed in the Superior Court of the State of New Jersey against the Company demanding payment on a convertible promissory note in the amount of one hundred thousand dollars. The Company and the note holder have agreed upon a settlement whereby the debt shall be assigned to the SIG by the Company and the SIG shall repay the agreed upon settlement amount to the note holder, in installments, through February 2009. The SIG made payments of $10,000 in July 2008, $5,000 in September 2008, $15,000 in October 2008, $5,000 in December 2008 and $10,000 in January 2009 to the note holder. In December 2008, the complaint was amended to include the SIG and James Solakian, the representative of the SIG, in the default judgment.

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

All share and per share data in the Form 10-K, financial statements and related notes have been restated to give retroactive effect to the reverse stock split.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(A) MARKET INFORMATION

The Company’s Small Business registration statement on Form SB-2 was declared effective by the SEC in August 2005 and the Company’s shares were approved for listing on the OTC Bulletin Board by the National Association of Securities Dealers, Inc. (“NASD”) in December 2005. Prior to December 2005, there was no public market for the common stock. The Company’s common stock is quoted on the OTC Electronic Bulletin Board maintained by the NASD under the symbol “SFOR.OB” (prior to November 3, 2008 the symbol was “SKFT.OB”). It has been traded in the over-the-counter market on a limited basis. The following sets forth high and low bid price quotations for each calendar quarter during the last fiscal years that trading occurred or quotations were available. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended:	High:	Low:
December 31, 2007	$0.022	$0.017
March 31, 2008	$0.220	$0.180
June 30, 2008	$0.150	$0.150
September, 2008	$0.140	$0.110
December 31, 2008	$0.080	$0.080

The closing bid price for our shares of common stock on March 16, 2009 was $0.03.

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

(B) HOLDERS

As of March 16, 2009, there were approximately 216 holders of the common stock on record (several holders of record are brokerage firms, which handle accounts for individual investors).

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

(D) RECENT ISSUANCES OF UNREGISTERED SECURITIES

In November 2008, the Company issued 3,000 shares of its common stock, 750 shares of which were recorded in December 2007 and 2,250 shares of which were recorded in 2008, and issuable to a law firm as compensation for general counsel legal services rendered.

In November 2008, the Company issued 20,467 shares of its common stock, which were recorded in December 2007, to a note holder relating to an amendment to a convertible promissory note as 5,000 extension shares.  The remaining 15,467 shares were issued to the note holder for converted interest owed from October 1, 2007 to December 31, 2007 on the note.

In November 2008, the Company issued 5,576,000 shares of its common stock, which were recorded in 2008, to 26 note holders relating to 68 units sold, per the terms of a term sheet executed with the SIG in January 2008 and amended in May 2008, with each unit consisting of a 10% promissory note of $25,000, maturing three years from the execution date and with a 10% discount rate, and 82,000 non-dilutable (for one year) restricted shares of the Company’s common stock.

In November 2008, the Company issued 100,000 shares of its common stock (of a total of 1,000,000 shares owed), which were recorded in January 2008, to a note holder relating to a promissory note executed in January 2008.

In December 2008, the Company issued 900,000 shares of its common stock (the balance of a total of 1,000,000 shares owed), which were recorded in January 2008, to a note holder relating to a promissory note executed in January 2008.

In December 2008, the Company issued 7,500 shares of its common stock, valued at $0.06 per share for 2,500 shares, $0.10 per share for 2,500 shares and $0.14 per share for 2,500 shares, and issuable to a law firm as compensation for general counsel legal services rendered.

In December 2008, the Company sold 2 units, per the terms of a term sheet executed with the SIG in January 2008 and amended in May 2008, with each unit consisting of a 10% promissory note of $25,000, maturing three years from the execution date, and 82,000 non-dilutable (for one year) restricted shares of the Company’s common stock. The Company issued 164,000 restricted shares of common stock, at $0.08 per share to two note holders.

In December 2008, the Company issued 290,695 shares of common stock, valued at $0.095 per share, issuable to five note holders and the placement agent per an amendment executed in November 2008 to the February 2007 unit purchase agreements. Per the amendment, the shares of common stock recorded but not yet issued to the note holders were cancelled. The 240,000 shares of common stock recorded from December 2007 through September 2008 were cancelled in December 2008.

In December 2008, the Company cancelled 60,000 shares of common stock, recorded but not yet issued, issuable to a note holder and the placement agent per an amendment executed in November 2008 to the April 2007 unit purchase agreement. Per the amendment, the shares of common stock recorded but not yet issued to the note holder were cancelled. The 60,000 shares of common stock recorded from December 2007 through September 2008 were cancelled in December 2008.

In December 2008, the Company issued 59,384 shares of common stock, valued at $0.095 per share, issuable to two remaining note holders per an amendment executed in November 2008 to the July 2006 unit purchase agreements. Per the amendment, the shares of common stock recorded but not yet issued to the note holder were cancelled. The 19,618 shares of common stock recorded from December 2007 through September 2008 were cancelled in December 2008.

In December 2008, the Company issued 320,928 warrants with an exercise price of $0.20 per share and expiring December 22, 2012 to five note holders per an amendment executed in November 2008 to the February 2007 unit purchase agreements.

In December 2008, the Company issued 79,179 warrants with an exercise price of $0.20 per share and expiring December 22, 2012 to two remaining note holders per an amendment executed in November 2008 to the July 2006 unit purchase agreements.

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

ITEM 6.  SELECTED FINANCIAL DATA.

The following information has been summarized from financial information included elsewhere and should be read in conjunction with such financial statements and notes thereto.

Summary of Statements of Operations of Strikeforce

Years Ended December 31, 2008 and 2007

Statement of Operations Data:	For the Years Ended December 31,

	2008	2007

Revenues	$287,035	$661,580
Cost of sales	120,201	83,720
Operating and Other Expenses	(1,710,867)	(4,576,262)

Net loss	$(1,544,033)	$(3,998,402)

Balance Sheet Data:	December 31,
	2008	2007

Current Assets	$489,110	$382,400
Total Assets	1,642,805	1,841,627
Current Liabilities	6,618,495	5,828,075
Non Current Liabilities	1,750,000	1,629,270
Total Liabilities	8,368,495	7,457,345
Working Capital (Deficit)	(6,129,385)	(5,445,675)
Shareholders’ Equity (Deficit)	$(6,725,690)	$(5,615,718)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information in this Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

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

We began our operations in 2001 as a reseller and integrator of computer hardware and iris biometric technology. We derived the majority of our revenues as an integrator from the time we started our operations through the first half of 2003. In December 2002, upon the acquisition of the licensing rights to certain intellectual property and patent pending technology from NetLabs.com, we shifted the focus of our business to developing and marketing our own suite of security products. Based upon the acquired licensing rights and additional research and development, the Company has now developed various identification protection software products to protect computer networks from unauthorized access and to protect network owners and users from identity theft. The Company is seeking to commercially exploit the products in the areas of financial services, e-commerce, corporate, government, insurance and consumer sectors. We have had increasing nominal revenues since our formation.  We have maintained our relationship with Panasonic and LG as a reseller, primarily for the resale of biometric identification equipment, such as iris scanners, that can be used with our software products. We generated nominal revenues from our activities as a reseller during 2008 and 2007.

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

We generated all of our 2008 and 2007 revenues of $287,035 and $661,580, respectively from the sales of our security products. $485,274 of our 2007 revenues was deemed uncollectible and was charged off in the third and fourth quarters of 2007. We market our products to financial service firms, e-commerce companies, government agencies and the enterprise market in general and with virtual private networks, as well as technology service companies that service all the above markets. We seek such sales through our own direct efforts and primarily through distributors, resellers and third party agents. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in production installations and pilot projects with various distributors, resellers and direct customers, as well as having reached additional reseller agreements with strategic vendors globally. Our GuardedID® product is also being sold directly to consumers, primarily through the Internet as well as distributors, resellers, third party agents and potential Original Equipment Manufacturer ("OEM") agreements by bundling GuardedID® with their products, which could provide a value-add to their own products and offerings.

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

We intend to generate revenue through fees for ProtectID® and ValidateID®, based on consumer volumes of usage in the e-commerce and financial services markets, one time per person fees in the enterprise markets, set-up and recurring transaction fees when the product is hosted, yearly maintenance fees and other one-time fees. GuardedID® pricing is for an annual license and we discount for volume purchases. GuardedID® pricing models, especially when bundling through OEM contracts, include monthly and quarterly recurring revenues. We also provide our clients a choice of operating our software internally by licensing or through our hosting service. GuardedID® requires a download on each and every computer it protects, whether for employees or consumers.

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

Results of Operations

FOR THE YEAR ENDED DECEMBER 31, 2008 COMPARED TO THE YEAR ENDED DECEMBER 31, 2007

Revenues for the year ended December 31, 2008 were $287,035 compared to $661,580 for the year ended December 31, 2007, a decrease of $374,545 or 56.6%. The decrease in revenues was primarily due to the amount of a one-time sale of our newly developed GuardedID® keyboard encryption and anti-keylogger technology that occurred in the first quarter of 2007. Of the total sales for the year ended December 31, 2007, $485,274 (of the revenues) were deemed uncollectible and were charged off in the third and fourth quarters of 2007.

Revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign on fees and recurring transaction revenues. Hardware sales for the year ended December 31, 2008 were $21,852 compared to $8,333 for the year ended December 31, 2007, an increase of $13,519. The increase in hardware revenues was primarily due to the increase in the Company’s sales of our one-time-password token key-fobs. Software, services and maintenance sales for the year ended December 31, 2008 were $104,450 compared to $535,308 for the year ended December 31, 2007, a decrease of $430,858. The decrease in software, services and maintenance revenues was primarily due to the amount of a one-time sale of our newly developed GuardedID® keyboard encryption and anti-keylogger technology that occurred in the first quarter of 2007 and was subsequently written off. Sign on fees for access to our hosted service provider to utilize our ASP transaction model amounted to $8,250 for the year ended December 31, 2008 compared to $2,000 for the year ended December 31, 2007, an increase of $6,250. The increase was due to the increase in signing up new e-commerce clients. Transaction revenues from the ASP hosting model were $152,483 for the year ended December 31, 2008 and $115,939 for the year ended December 31, 2007, an increase of $36,544. The increase was caused by an increased number of transactions being processed by our clients through the ASP hosting facility.

Cost of revenues for the year ended December 31, 2008 was $120,201 compared to $83,720 for the year ended December 31, 2007, an increase of $36,481, or 43.6%. The increase was primarily due to the processing fees incurred as a result of the increase in transactions relating to our ASP hosting service.

Gross profit for the year ended December 31, 2008 was $166,834 compared to $577,860 for the year ended December 31, 2007, a decrease of $411,026, or 71.1%. The decrease in gross profit was primarily due to the amount of a one-time sale of our newly developed GuardedID® keyboard encryption and anti-keylogger technology that occurred in the first quarter of 2007 and was subsequently written off. Gross profit as a percentage of sales decreased to 58.1% from 87.4% due to the decrease in software sales and the increased number of transactions being processed by our clients through the ASP hosting facility due to the addition of new e-commerce clients which result in a lower profit margin than our other products and services.

Research and development expenses for the year ended December 31, 2008 were $422,753 compared to $375,030 for the year ended December 31, 2007, an increase of $47,723, or 12.7%. The increase is primarily attributable to the increase in engineering resources relating to the enhancements in Version 2.0 (in production) of our GuardedID® keyboard encryption and anti-keylogger technology and the development of version 3.0 (now in beta for all Windows applications). The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative (“SGA”) expenses for the year ended December 31, 2008 were $1,716,081 compared to $2,772,138 for the year ended December 31, 2007, a decrease of $1,056,057 or 38.1%. The net decrease was due primarily to decreases in our promotional, marketing and professional fees which occurred in the year ended December 31, 2008. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, travel costs, non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other (income) expense for the year ended December 31, 2008 was ($427,967) as compared to $1,429,094 for the year ended December 31, 2007, representing a decrease in other expense of $1,857,061, or 130%. The decrease was primarily due to the forgiveness of certain debt and to net mark to market changes of ($957,575) in the fair value of derivative financial instruments relating to the convertible secured promissory notes.

Our net loss for the year ended December 31, 2008 was $1,544,033 compared to a net loss of $3,998,402 for the year ended December 31, 2007, a decrease of $2,454,369, or 61.4%. The decrease in our net loss was primarily due to the decrease in SGA expenses, the forgiveness of certain debt and to net mark to market changes in the fair value of derivative financial instruments relating to the convertible secured promissory notes.

Liquidity and Capital Resources

Our total current assets at December 31, 2008 were $489,110, including $43,030 in cash and $80,737 in restricted cash as compared with $382,400 in total current assets at December 31, 2007, which included cash of $16,307 and $0 in restricted cash. Additionally, we had a stockholders’ deficiency in the amount of $6,725,690 at December 31, 2008 as compared to a stockholders’ deficiency of $5,615,718 at December 31, 2007. The increase in the deficiency is a result of the Company’s net losses and funding through an increased debt position from convertible debentures and promissory notes rather than the sale of stock. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. The liabilities include a computed liability for the fair value of derivatives of $510,689, which will only be realized on the conversion of the derivatives, or settlement of the debentures.

We financed our operations during the year ended December 31, 2008 through debt and equity financing, recurring revenues from our ProtectID® and ValidateID® hosting platforms and sales of our GuardedID® keystroke encryption technology. We expect that we will rely, at least in the near future, on a substantial percentage of the sales of our GuardedID® product and a limited number of customers for our other products revenues and may continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market grows, we hope to attain greater numbers of customers and the concentrations would then diminish. Until this is accomplished, we will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing commitments of capital expenditures and until our sales revenue can provide greater liquidity.

The number of common shares outstanding increased from 9,999,999 shares at the year ended December 31, 2007 to 17,121,124 at the year ended December 31, 2008, an increase of 71.2%. The increase in the number of common shares outstanding was primarily due to the shares issued in 2008 related to financing.

We do not expect to resell a significant amount of biometric iris equipment over the next twelve months as we concentrate more on our core authentication and keyboard encryption and anti-keylogger software products

We have historically incurred losses and we anticipate that we will not generate any significant revenues until the second half of 2009. Our operations presently require funding of approximately $110,000 per month. Management believes, but cannot provide assurances, that we will be profitable over the next 12 months based on some potential clients contracting with the Company in the financial industry, technology, insurance, enterprise, government, insurance and consumer sectors in the United States, Latin America, Europe and Asia. There can be no assurance, however, that the sales anticipated will materialize or that we will achieve the profitability we have forecasted.

At December 31, 2008, $427,447 in aggregate principal amount of the YA Global debentures was issued and outstanding.

At December 31, 2008, $244,720 in aggregate principal amount of the Highgate debentures remained outstanding.

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

•

$100,000 (YA Global promissory note dated May 1, 2006)

•

$15,781 (YA Global accrued and unpaid interest on note)

In February 2008, the Forbearance Agreement was amended and extended to May 15, 2008, including the terms of the contingency warrants. Per the terms of the amendment, YA Global and Highgate shall receive an additional 105 days of interest for a total amount of $28,328.84 additional interest. The additional interest plus a security deposit of $171,671.16 were paid to YA Global and Highgate per the terms of a debt assignment agreement executed with an investor group in February 2008, for a total amount paid to YA Global of $200,000. The security deposit will be applied to the amount due YA Global and Highgate if the remaining balance due of $1,042,421.84 is paid in full by May 15, 2008. Otherwise, the security deposit will be applied to YA Global as liquidated damages.

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

During the year ended December 31, 2008, the Company repaid a total of $90,711 of unsecured convertible notes to eleven unrelated parties.  Additionally, during the year ended December 31, 2008, the Company reached settlement agreements and assigned to the SIG a total of $263,777 of unsecured convertible notes with nine unrelated parties.

During the year ended December 31, 2008, the Company repaid a total of $54,937 of unsecured convertible notes to two related parties.

The Company issued unsecured notes during the year ended December 31, 2008 in an aggregate total of $150,000 to one unrelated party and an aggregate total of $1,750,000 to twenty-eight unrelated parties per the term sheet executed with the SIG in January 2008 and amended in May 2008. Upon repayment of the Company’s open secured notes and receipt of a release of indebtedness from YA Global and Highgate, the intellectual property of the Company will be pledged to the twenty-eight unrelated parties in the SIG until such time that the unsecured notes and accrued interest of the SIG are repaid in full. Additionally, during the year ended December 31, 2008, the Company repaid a total of $199,581 of unsecured notes to three unrelated parties. Additionally, during the year ended December 31, 2008, the Company terminated a consulting agreement with a financial advisor thereby canceling and forgiving the unsecured note in the amount of $15,000 issued to the advisor for services to be rendered. Additionally, during the year ended December 31, 2008, the Company reached settlement agreements and assigned to the SIG a total of $16,461 of unsecured notes with two unrelated parties.

The Company issued unsecured notes during the year ended December 31, 2008 in an aggregate total of $100,000 to two related parties. Additionally, during the year ended December 31, 2008, the Company repaid a total of $55,000 of unsecured notes to two related parties.

Summary of Funded Debt

As of December 31, 2008 the Company’s open unsecured promissory note balance was $1,950,208, listed as follows:

•

$100,000 to YA Global (this note by its terms became convertible into shares of common stock as of September 17, 2006 at the lesser of $2.20 per share or 90% of VWAP thirty day average prior to the date of conversion) – current portion

•

$55,208 to an unrelated individual – current portion

•

$45,000 to an unrelated individual – current portion

•

$1,750,000 to twenty unrelated individuals through term sheet with the SIG

As of December 31, 2008 the Company’s open unsecured related party promissory note balances were $696,000, listed as follows:

•

$626,000 to our CEO – current portion

•

$70,000 to our former President, who remains a Director – current portion

As of December 31, 2008 the Company’s open convertible secured note balances were $672,167, listed as follows:

•

$427,447 to YA Global (04/05 amended secured debenture) – current portion

•

$244,720 to Highgate (05/05 secured debenture) – current portion

As of December 31, 2008 the Company’s open convertible note balances were $1,163,177, net of discount on convertible notes of $67,335, listed as follows:

•

$235,000 to an unrelated company (03/05 unsecured debenture) - current portion

•

$7,000 to an unrelated company (06/05 unsecured debenture) – current portion

•

$10,000 to an unrelated individual (06/05 unsecured debenture) - current portion

•

$140,000 to four unrelated individuals (07/05 unsecured debentures) - current portion

•

$65,000 to an unrelated individual (03/06 unsecured debenture) - current portion

•

$200,000 to an unrelated individual (06/06 unsecured debenture) – current portion

•

$150,000 to an unrelated individual (09/06 unsecured debenture) – current portion

•

$3,512 to one unrelated individual (02/07 unsecured debenture) - current portion

•

$100,000 to an unrelated individual (05/07 unsecured debenture) – current portion

•

$100,000 to an unrelated individual (06/07 unsecured debentures) – current portion

•

$100,000 to an unrelated individual (07/07 unsecured debenture) – current portion

•

$120,000 to four unrelated individuals (08/07 unsecured debentures) – current portion

As of December 31, 2008 the Company’s open convertible note balances - related parties were $419,255, listed as follows:

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

Going Concern

We are assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses of $1,544,033 for the year ended December 31, 2008, compared to a net operating loss of $3,998,402 for the year ended December 31, 2007. At December 31, 2008, the Company's accumulated deficit was $17,920,483, its working capital deficiency was $6,129,385 and approximately 89% of its assets consist of deferred royalties. Additionally, for the year ended December 31, 2008, we had negative cash flows from operating activities of $1,318,579. Since our inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business may require additional capital. These conditions raise substantial doubt about our ability to continue as a going concern.

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

•

Acquiring the services of various professionals who provided us with a range of corporate consultancy services, including developing business and financial models, financial advisory services, strategic planning, development of business plans, investor presentations and advice and assistance with investment funding;

•

Retaining the services of our Advisory Board to promote the business of the Company;

•

Settlement of our indebtedness; and

•

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

•

strike price (the price to be paid for a share of our stock);

•

price of our stock on the day options or warrants are granted;

•

number of days that the options or warrants can be exercised before they expire;

•

trading volatility of our stock; and

•

annual interest rate on the day the option or warrant is granted.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Please see pages F-1 through F-30.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 9A. CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Our principal executive officer and our principal financial officer, report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LACK OF INDEPENDENT BOARD OF DIRECTORS AND AUDIT COMMITTEE

Management is aware that an audit committee composed of the requisite number of independent members along with a qualified financial expert has not yet been established.  Considering the costs associated with procuring and providing the infrastructure to support an independent audit committee and the limited number of transactions, Management has concluded that the risks associated with the lack of an independent audit committee are not justified.  Management will periodically reevaluate this situation.

LACK OF SEGREGATION OF DUTIES

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases.  Management will periodically reevaluate this situation

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS.

The following sets forth the executive officers and/or Directors of the Company, their ages, and all offices and positions with the Company.

Name	Age	Position
Mark L. Kay	60	Chief Executive Officer and Chairman of the Board of Directors
Mark Corrao	51	Chief Financial Officer and Director
Ramarao Pemmaraju	48	Chief Technical Officer and Director
Robert Denn	51	Director
George Waller	51	Executive Vice President and Head of Marketing and Director

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

Mark L. Kay, Chief Executive Officer and Chairman of the Board of Directors

Mr. Mark Kay joined StrikeForce as our CEO in May 2003 following his retirement at JPMorganChase & Co. In December 2008, a majority of the Board of Directors, by written consent, eliminated the position of President of the Company, with those responsibilities being assumed by Mr. Kay. A majority of the Board of Directors also appointed Mr. Kay as the Chairman of the Board in December 2008. Prior to joining StrikeForce Mr. Kay was employed by JPMorganChase & Co. from August of 1977 until his retirement in December 2002, at which time he was a Managing Director of the firm. During his tenure with JPMorganChase & Co. Mr. Kay led strategic and corporate business groups with global teams up to approximately 1,000 people. His responsibilities also included Chief Operations Officer, Chief Information Officer, and Global Technology Auditor. Mr. Kay’s business concentrations were in securities (fixed income and equities), proprietary trading and treasury, global custody services, audit, cash management, corporate business services and web services. Prior to his employment with JPMorganChase & Co., Mr. Kay was a systems engineer at Electronic Data Services (EDS) for approximately five years from September 1972 through to August 1977. He holds a B.A. in Mathematics from CUNY.

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

Robert Denn, Director

Mr. Robert Denn joined StrikeForce in July 2002 as a consultant assisting us with a private placement. He joined us as President in December 2002. In December 2008, the Board of Directors eliminated the position of President. As a result, Robert Denn is no longer an officer or employee of the Company, but he remains on the Board of Directors. In December 2008, a majority of the Board of Directors, by written consent, eliminated the position of President of the Company, which was held by Mr. Denn, with those responsibilities being assumed by Mark L. Kay, the Chief Executive Officer of the Company. Also in December 2008, a majority of the Board of Directors also appointed Mark L. Kay as the Chairman of the Board to replace Mr. Denn in that capacity. A former registered representative of Essex Securities, Mr. Denn was a co-founder of Netlabs.com, Inc., a company formed to develop security software products, in May 1999. In February 2001, Mr. Denn left the retail securities industry and joined NetLabs.com as its President. The intellectual property asset rights of Netlabs.com were subsequently acquired by StrikeForce in December 2002. In addition, Mr. Denn has over twenty years of sales and management experience in the financial services industry inclusive of such prestigious firms as Citibank, Fleet and Bank of New York. Mr. Denn has a B.A. in Business Administration from William Paterson University.

Ramarao Pemmaraju, Chief Technology Officer

Mr. Ramarao Pemmaraju Joined StrikeForce in July 2002 as our Chief Technology Officer (CTO) and the inventor of the ProtectID® product. In May 1999 Mr. Pemmaraju co-founded Netlabs.com, which developed security software products. Mr. Pemmaraju concentrated his time on Netlabs from July 2001 through to July 2002. From June 2000 to July 2001 Mr. Pemmaraju was a systems architect and project leader for Coreon, an operations service provider in telecommunications. From October 1998 through May 2000, Mr. Pemmaraju was a systems engineer with Nexgen systems, an engineering consulting firm. Mr. Pemmaraju has over eighteen years experience in systems engineering and telecommunications. His specific expertise is in systems architecture, design and product development. Mr. Pemmaraju holds a M.S.E.E. from Rutgers University and a B.E. from Stevens Tech.

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

During fiscal 2008, our Board of Directors met seven times. The Board of Directors also uses resolutions in writing to deal with certain matters and, during fiscal 2008, eleven written resolutions were signed by a majority of the Directors.

The Company encourages all Directors to attend the Annual Meeting of stockholders, either in person or by telephone.  The Company’s Annual Meeting of Stockholders was held in August 2008.

Compensation of Directors

Our bylaws provide that, unless otherwise restricted by our certificate of incorporation, our Board of Directors has the authority to fix the compensation of directors. The directors may be paid their expenses, if any, related to attendance at each meeting of the board of directors and may be paid a fixed sum for attendance at each meeting of the board of directors or a stated salary as our director. Our bylaws further provide that no such payment will preclude any director from serving our company in any other capacity and receiving compensation therefore. Further, members of special or standing committees may be given compensation for attending committee meetings.

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

At present, executive and director compensation matters are determined by a majority vote of the board of directors.

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

•

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

Full, fair, accurate, timely, and understandable disclosure in reports and documents that the Company files with, or submits to, the Commission and in other public communications made by the company;

•

Compliance with applicable governmental laws, rules and regulations;

•

The prompt internal reporting of violations of the code to the board of directors or another appropriate person or persons; and

•

Accountability for adherence to the code.

Indemnification of Officers and Directors

As permitted by New Jersey law, our Articles of Incorporation provide that we will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct.

Pursuant to the foregoing provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Stockholder Communications with the Board

Stockholders who wish to communicate with the Board of Directors should send their communications to the Chairman of the Board at the address listed below. The Chairman of the Board is responsible for forwarding communications to the appropriate Board members.

StrikeForce Technologies, Inc.

1090 King George’s Post Road

Suite #108

Edison, NJ 08837

Attn: Mark L. Kay, Chairman

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of StrikeForce during the year ended December 31, 2008, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during 2008. The foregoing persons are collectively referred to in this Form 10-K as the “Named Executive Officers.” Compensation information is shown for the year ended December 31, 2008:

Name/ Principal Position	Year			Stock	Incentive Plan Option	Securities Underlying		Nonqualified Deferred Compensation	All Other
		Salary	Bonus	Awards	Awards	Options/SARs		Earnings	Compensation		Total
		($)	($)	($)	($)	($)		($)	($)		($)
Mark L. Kay
Chief Executive Officer	2008	15,077	—	—	(397,538)	[1]	—	82,923	[2]	—	(299,538)

Robert Denn
Former President	2008	15,077	—	—	(49,348)	[1]	—	82,923	[2]	—	48,652

Mark Corrao	2008	15,077	—	—	(49,348)	[1]	—	82,923	[2]	—	48,652
Chief Financial Officer

George Waller	2008	15,077	—	—	(51,287)	[1]	—	82,923	[2]	—	46,713
Executive Vice President

Ramarao Pemmaraju	2008	15,077	—	—	(49,348)	[1]	—	82,923	[2]	—	48,652
Chief Technical Officer

There are no employment agreements between StrikeForce and any executive officer or director.

(1)

Fair value of Incentive Plan options cancelled by executive officers and the Company in 2008.

(2)

Nonqualified deferred compensation earnings to executive officers have been accrued for 2008 as a result of missed salaries due to cash flow constraints.

Outstanding Option Awards at Year End

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested, and equity-incentive plan awards outstanding at December 31, 2008, for each Named Executive Officer and/or Director.

Outstanding Equity Awards At Fiscal Year-End Table
	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mark L. Kay	9,231 15,705	- -	- -	$ $	0.375 0.240	03/02/17 03/16/17	- -	- -	- -	- -
	16,388	-	-		$0.230	04/27/17	-	-	-	-
	16,346	-	-		$0.200	05/25/17	-	-	-	-
	25,128	-	-		$0.150	06/08/17	-	-	-	-
	18,643	-	-		$0.170	06/22/17	-	-	-	-
	47,115	-	-		$0.080	11/23/17	-	-	-	-
	18,056	6,944	-		$0.200	12/12/17	-	-	-	-
Robert Denn	16,346 25,128	- -	- -	$ $	0.200 0.150	05/25/17 06/08/17	- -	- -	- -	- -
	18,643	-	-		$0.170	06/22/17	-	-	-	-
	47,115	-	-		$0.080	11/23/17	-	-	-	-
	18,056	6,944	-		$0.200	12/12/17	-	-	-	-
Mark Corrao	16,346 25,128	- -	- -	$ $	0.200 0.150	05/25/17 06/08/17	- -	- -	- -	- -
	18,643	-	-		$0.170	06/22/17	-	-	-	-
	47,115	-	-		$0.080	11/23/17	-	-	-	-
	18,056	6,944	-		$0.200	12/12/17	-	-	-	-
George Waller	25,128 18,643	- -	- -	$ $	0.150 0.170	06/08/17 06/22/17	- -	- -	- -	- -
	47,115	-	-		$0.080	11/23/17	-	-	-	-
	18,056	6,944	-		$0.200	12/12/17	-	-	-	-
Ramarao Pemmaraju	16,346 25,128	- -	- -	$ $	0.200 0.150	05/25/17 06/08/17	- -	- -	- -	- -
	18,643	-	-		$0.170	06/22/17	-	-	-	-
	47,115	-	-		$0.080	11/23/17	-	-	-	-
	18,056	6,944	-		$0.200	12/12/17	-	-	-	-

Option Exercises And Stock Vested Table

None.

Pension Benefits Table

None.

Nonqualified Deferred Compensation Table

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)

Mark L. Kay	-	-	82,923	-	48,385

Robert Denn	-	-	82,923	-	48,385

Mark Corrao	-	-	82,923	-	48,385

George Waller	-	-	82,923	-	45,231

Ramarao Pemmaraju	-	-	82,923	-	48,385

All Other Compensation Table

None.

Perquisites Table

None.

Director Compensation

All of our directors were also executive officers of the Company through December 2008. In December 2008, the Board of Directors eliminated the position of President. As a result, the Company President is no longer an officer or employee of the Company, but he remains on the Board of Directors. Because he was an executive officer through December 2008, his compensation data is included above in the Executive Officer’s Summary Compensation Table. Our directors did not receive any separate compensation for serving as such during fiscal 2008.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Share Ownership of Certain Beneficial Owners

The following table sets forth certain information as of December 31, 2008, with respect to the shares of common stock beneficially owned by: (i) each director; (ii) each executive officer; (iii) all current executive officers (regardless of salary and bonus level) and directors as a group; and (iv) each person known by us to beneficially own more than 5% of our outstanding common stock. The address for each shareholder is 1090 King Georges Post Road, Suite 108, Edison, New Jersey 08837, with the exception of James R. Solakian whose address is 152 Mockingbird Court, Three Bridges, NJ 08887. Unless otherwise indicated, the shareholders listed in the table below have sole voting and investment powers with respect to the shares indicated:

This table is based upon information obtained from our stock records.

NAME OF BENEFICIAL OWNER	AMOUNT OF OWNERSHIP(1)	PERCENTAGE OF CLASS(2)

Mark L. Kay	304,159 (3)	1.75%
Mark Corrao	256,109 (4)	1.48%
Robert Denn	453,336 (5),(7)	2.63%
Ramarao Pemmaraju	539,103 (6),(7)	3.11%
George Waller	221,297 (8),(9)	1.28%
All directors and executive officers as a group (5 persons)	1,774,004 (10)	9.90%
NetLabs.com, Inc.	874,000 (11),(12)	4.89%
James R. Solakian	2,660,500 (13)	15.39%

(1)

A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof.

(2)

Based on 17,121,124 shares of common stock outstanding as of December 31, 2008; also including 30,900 shares of common stock available to beneficial owners upon the conversion of certain convertible loans, 1,495,319 shares of common stock underlying options and 200,120 shares of common stock underlying warrants.

(3)

Includes 27,733 shares of common stock available upon the conversion of certain convertible loans valued at $10.00 per share for   $240,000 of convertibles and $7.50 per share for $28,000 of convertibles, 166,612 shares of common stock underlying vested ten-year options valued from $0.08 to $0.375 per share and 33,980 shares of common stock underlying warrants, consisting of 5,180 ten-year warrants exercisable at $10.00, 20,000 five-year warrants exercisable at $1.20, 8,800 five-year warrants exercisable at $0.50.

(4)

Includes 125,288 shares of common stock underlying vested ten-year options valued from $0.08 to $0.20 per share.

(5)

Includes 125,288 shares of common stock underlying vested ten-year options valued from $0.08 to $0.20 per share and 840 shares of common stock underlying ten-year warrants exercisable at $10.00.

(6)

Includes 3,167 shares of common stock available upon the conversion of certain convertible loans valued at $10.00 per share for $25,000 of convertibles and $7.50 per share for $5,000 of convertibles, 209,189 shares of common stock underlying vested ten-year options valued from $0.08 to $0.20 per share and 300 shares of common stock underlying ten-year warrants exercisable at $10.00. Of the total shares, 87,368 shares, consisting of 3,167 shares of common stock available upon the conversion of certain convertible loans valued at $10.00 per share for $25,000 of convertibles and $7.50 per share for $5,000 of convertibles, 83,901 shares of common stock underlying vested ten-year options valued from $0.08 to $0.20 per share and 300 shares of common stock underlying ten-year warrants exercisable at $10.00, are in the name of Sunita Pemmaraju who is a family member of Ramarao Pemmaraju.

(7)

Excludes shares owned by NetLabs.com, Inc. which is controlled by Robert Denn and Ramarao Pemmaraju.

(8)

Shares are listed in the name of Katherine LaRosa who is a family member of George Waller.

(9)

Includes 108,942 shares of common stock underlying vested ten-year options valued from $0.08 to $0.20 per share.

(10)

Includes 30,900 shares of common stock available upon the conversion of certain convertible loans valued at $10.00 per share for $265,000 of convertibles and $7.50 per share for $33,000 of convertibles, 735,319 shares of common stock underlying vested ten-year options valued from $0.08 to $0.375 per share and 35,120 shares of common stock underlying warrants, consisting of 6,320 ten-year warrants exercisable at $10.00, 20,000 five-year warrants exercisable at $1.20, 8,800 five-year warrants exercisable at $0.50.

(11)

Robert Denn and Ramarao Pemmaraju control NetLabs.com, Inc.

(12)

Includes 760,000 shares of common stock underlying vested ten-year options valued at $3.60 per share.

(13)

Includes 165,000 shares of common stock underlying warrants, consisting of 15,000 five-year warrants exercisable at $0.25 and 150,000 five-year warrants exercisable at $0.40.

DESCRIPTION OF SECURITIES

Equity Incentive Plan Information

The following table sets forth as of December 31, 2008, the total number of shares of our common stock which may be issued upon the exercise of outstanding stock options and other rights under compensation plans approved by the shareholders, and under compensation plans not approved by the shareholders. The table also sets forth the weighted average purchase price per share of the shares subject to those options, and the number of shares available for future issuance under those plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,427,297		$0.448	98,572,703
Equity compensation plans not approved by security holders	N/A	$	N/A	N/A
Total	1,427,297		$0.448	98,572,703

Options for 1,427,297 shares have been granted under StrikeForce’s 2004 Equity Incentive Plan which was approved by unanimous consent of the Board of Directors.  The option shares were granted at various times from May 2003 through December 2007 and are exercisable at a range of $0.08 to $10.00 per share. In August 2008, the Company repurchased, at no cost, employee stock options totaling 1,111,791 shares of common stock from twelve employees as a result of a voluntary tender by the employees. The exercise price of the cancelled options ranged from $0.15 per share to $10.00 per share.

General

Our authorized capital stock consists of 100,000,000 shares of common stock, par value $0.0001, and 10,000,000 shares of preferred A stock, $0.10 par value (none of which are issued and outstanding).

Common Stock

The shares of our common stock presently outstanding, and any shares of our common stock issues upon exercise of stock options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Since the holders of common stock do not have cumulative voting rights, holders of more than 50% of the outstanding shares can elect all of our Directors, and the holders of the remaining shares by themselves cannot elect any Directors. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

Voting Rights

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders.

Dividends

Subject to preferences that may be applicable to any then-outstanding shares of Preferred Stock, if any, and any other restrictions, holders of Common Stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Company’s board of directors out of legally available funds. The Company and its predecessors have not declared any dividends in the past. Further, the Company does not presently contemplate that there will be any future payment of any dividends on Common Stock.

Amendment of our Bylaws

Our bylaws may be adopted, amended or repealed by the affirmative vote of a majority of our outstanding shares. Subject to applicable law, our bylaws also may be adopted, amended or repealed by our board of directors.

Transfer Agent

Our transfer agent is Worldwide Stock Transfer, LLC.  Their address is 433 Hackensack Avenue, Level – L, Hackensack, NJ 07601.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•

Any of our directors or officers, except as described below;

•

Any person proposed as a nominee for election as a director;

•

Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

•

Any of our promoters;

•

Any relative or spouse of any of the foregoing persons who has the same house address as such person.

RELATED PARTY CONVERTIBLE NOTES

Mark L. Kay, our Chief Executive Officer, loaned us an aggregate of $568,000 during 2004, 2005 and 2006, memorialized in the form of convertible loans. As of December 31, 2008 an aggregate amount of $268,000 remained outstanding. The details of these convertible notes are as follows:

In January 2004, we issued a principal amount $60,000 convertible note with warrants to purchase 600 shares of common stock to Mr. Mark L. Kay, our CEO. The note payable has a maturity date of December 31, 2004 and a variable interest rate payable equal to Mr. Mark L. Kay’s private account monthly lending rate. The conversion feature allows Mr. Mark L. Kay to convert the note into shares of our common stock at $10.00 per share. In November 2004, to reflect the current issue price of the stock, the conversion price was amended to $7.20. Mr. Kay, at his election, converted this note to stock on December 1, 2004 and received 8,333 shares of our common stock. The warrant exercise period ends in January 2014.

In February 2004, we issued a principal amount $60,000 convertible note with warrants to purchase 600 shares of common stock to Mr. Mark L. Kay, our CEO. The note payable has a maturity date of September 30, 2005 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Mark L. Kay to convert the note into shares of our common stock at $10.00 per share. The warrant exercise period ends February 2014. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to June 30, 2009.

In June 2004, we issued a principal amount $50,000 convertible note to Mr. Mark L. Kay, our CEO. The note payable has a maturity date of December 31, 2005 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Mark L. Kay to convert the note into shares of our common stock at $10.00 per share. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to June 30, 2009.

In September 2004, we issued a principal amount $30,000 convertible note with warrants to purchase 300 shares of common stock to Mr. Mark L. Kay, our CEO. The note has a maturity date of December 31, 2005 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Mark L. Kay to convert the note into shares of our common stock at $10.00 per share. The warrant exercise period ends in September 2014. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to June 30, 2009.

In August 2005, we issued a principal amount $90,000 convertible note with warrants to purchase 900 shares of common stock to Mr. Mark L. Kay, our CEO. The note payable has a maturity date of December 31, 2005 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Mark L. Kay to convert the note into shares of our common stock at $10.00 per share. The warrant exercise period ends August 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to June 30, 2009.

In January 2006, we issued a principal amount $10,000 convertible note with warrants to purchase 100 shares of common stock to Mr. Mark L. Kay, our CEO. The note payable has a maturity date of December 31, 2006 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Mark L. Kay to convert the note into shares of our common stock at $10.00 per share. The warrant exercise period ends January 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to June 30, 2009.

In February 2006, we issued a principal amount $28,000 convertible note with warrants to purchase 280 shares of common stock to Mr. Mark L. Kay, our CEO. The note payable has a maturity date of December 31, 2006 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Mark L. Kay to convert the note into shares of our common stock at $7.50 per share. The warrant exercise period ends February 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to June 30, 2009.

For the seven months ended July 31, 2006, the variable interest rate of the six open notes ranged between 8.625% and 11.000% per annum. In September 2006, the interest rate of the six open notes was revised to a fixed rate of 8%, effective August 1, 2006.

In November 2003, we issued a principal amount $50,000 convertible note with warrants to purchase 500 shares of common stock to Mr. Michael Brenner, one of our Vice Presidents. The note payable has a maturity date of December 31, 2004 and an interest rate of prime plus two (2%) percent. The conversion feature allows Mr. Michael Brenner to convert the note into shares of our common stock at $10.00 per share. In November 2004, the maturity date of the convertible note was extended to June 30, 2005. In December 2004, we amended the conversion price on the convertible note to $.72 per share. The warrant exercise period ends November 2013. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been further extended to June 30, 2009.

In January 2004, we issued a principal amount $15,000 convertible note with warrants to purchase 150 shares of common stock to Mr. Michael Brenner, one of our Vice Presidents. The note payable has a maturity date of December 31, 2004 and an interest rate of prime plus four (4%) percent. The conversion feature allows Mr. Michael Brenner to convert the note into shares of our common stock at $10.00 per share. In November 2004, the maturity date of the convertible note was extended to June 30, 2005. In December 2004, we amended the conversion price on the convertible note to $7.20 per share. The warrant exercise period ends January 2014. In December 2004, Mr. Michael Brenner elected to convert half of the principal amount, $7,500, into common stock at a conversion price of $7.20 and received 1,0,42 shares of our common stock. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been further extended to March 31, 2009.

In November 2004, we issued in principal amounts, an aggregated total of $50,000 convertible promissory notes to three relatives of Mr. David Morris, our former Vice President of Sales. The three notes payable have a maturity date of April 30, 2006 and bear interest at prime plus two (2%) percent. Interest is due and payable at the maturity date, unless converted in full. The conversion feature allows the holder to convert into shares of our common stock at $10.00 per share. The notes were repaid, from May 2006 through September 2006, in accordance with their terms.

In August, September and December 2005 and March 2006, the Company executed 8% convertible promissory notes in the amounts of $10,000, $5,000, $10,000 and $5,000 with one of its Software Developers and a relative of the Chief Technology Officer. The principal due hereunder shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of December 31, 2005, for the 2005 notes, and December 31, 2006, for the 2006 note, or later if agreed upon by the individual and the Company.  In December 2005, the maturity dates of the 2005 notes were extended to March 31, 2006. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity dates of all of the notes have since been extended to June 30, 2009.

In August and December 2005, the Company executed 8% convertible promissory notes in the amounts of $50,000 and $34,000 with its former President. The convertible promissory note for $34,000 was paid in full in December 2005. The principal due hereunder shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of December 31, 2005 or later if agreed upon by the President and the Company. In December 2005, the maturity date of the note was extended to March 31, 2006. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been further extended to December 31, 2007. The $50,000 note was repaid in February 2008.

In September 2005, the Company executed an 8% convertible promissory note in the amount of $5,000 with a relative of the Chief Financial Officer. The Principal due hereunder shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of December 31, 2005 or later if agreed upon by the individual and the Company. In December 2005, the maturity dates of the notes were extended to March 31, 2006. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been further extended to June 30, 2009.

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

In December 2005, the Company executed an 8% convertible promissory note in the amount of $10,000 with its Office Manager. The principal due hereunder shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of December 31, 2006 or later if agreed upon by the Office Manager and the Company. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been further extended to June 30, 2009.

In January 2006, the Company executed an 8% convertible promissory note in the amount of $70,000 with its Office Manager. The principal due hereunder shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of June 30, 2006 or later if agreed upon by the Office Manager and the Company.  The note was partially repaid in the amounts of $10,000 in June 2006, $2,500 in August 2006, $200 in November 2007, $3,609 in December 2007, $2,937 in January 2008, $1,000 in February 2008 and $1,000 in March 2008. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been further extended to June 30, 2009.

In connection with several of the convertible notes payable, the Company issued warrants exercisable in the aggregate into 8,050 shares of the Company’s common stock at an exercise price of $10.00 per share to the note holders.  The warrants were issued at the ratio of one warrant for each $100 of convertible notes payable.  These warrants are exercisable for a period of ten years from issuance.  The fair value of all the warrants issued using the Black-Scholes Option Pricing Model was $21,339. The financing expense related to the issuance of these warrants was recorded prior to 2007.

At December 31, 2008 and 2007, accrued interest due for the convertible notes – related parties was $120,948 and $86,021, respectively, and is included in accrued expenses in the Company’s balance sheet. Interest expense for convertible notes payable – related parties for the years ended December 31, 2008 and 2007 was $34,928 and $40,273, respectively.

RELATED PARTY PROMISSORY NOTES

At December 31, 2008, the Company had executed eleven notes payable with its CEO aggregating $626,000:

•

Three of the notes, aggregating $189,000, had maturity dates of December 31, 2005 with interest at a per annum rate equal to the CEO’s private account monthly lending rate.  In December 2005, the maturity dates of the notes were extended to March 31, 2006. In September 2006, the maturity dates of the notes were extended to March 31, 2007 and the interest rate was revised to a fixed rate of 8%, effective August 1, 2006. The maturity dates of the notes have since been extended to June 30, 2009.

•

Two of the notes, aggregating $160,000 have maturity dates of May 13, 2006 for the $150,000 note and September 30, 2006 for the $10,000 note.  Both notes bear interest at a rate equal to 8% per annum.  In September 2006, the maturity dates of the notes were extended to March 31, 2007. The maturity dates of the notes have since been extended to June 30, 2009.

•

Three of the notes, in the amounts of $7,000, $5,000 and $150,000, were executed in April 2006 and bear interest at a per annum rate equal to the CEO’s private account monthly lending rate.  The $7,000 note was repaid in April 2006.  The $5,000 note has a maturity date of September 30, 2006.  The $150,000 note has a maturity date of June 30, 2006.  In September 2006, the maturity dates of the notes were extended to March 31, 2007 and the interest rate was revised to a fixed rate of 8%, effective August 1, 2006. The maturity dates of the notes have since been extended to June 30, 2009.

•

One of the notes, in the amount of $100,000, was executed in May 2006 and bears interest at a rate equal to 9% per annum with a maturity date of July 31, 2006.  In September 2006, the maturity date of the $100,000 note was extended to March 31, 2007. The maturity date of the note has since been extended to June 30, 2009.

•

One of the notes, in the amount of $22,000, was executed in February 2007 and bears interest at a rate equal to 8% per annum with a maturity date of July 31, 2007.  In September 2006, the maturity date of the $22,000 note was extended to March 31, 2007. The maturity date of the note has since been extended to June 30, 2009.

•

The remaining note in the amount of $30,000 was executed in July 2008 and bears interest at a rate equal to 4% per annum with a maturity date of September 30, 2008. The note was repaid in July 2008.

For the seven months ended July 31, 2006, the variable interest rate ranged between 8.625% and 11% per annum.  In September 2006, the interest rate of the six open notes was revised to a fixed rate of 8%, effective August 1, 2006. In connection with the $100,000 note executed in May 2006, the Company issued warrants exercisable in the aggregate into 20,000 shares of the Company’s common stock at an exercise price of $1.30 per share to the CEO.  The warrants were issued at the ratio of one warrant for each $5.00 of note payable.  These warrants are exercisable for a period of five years from issuance. In connection with the $22,000 note executed in February 2007, the Company issued warrants exercisable in the aggregate into 8,800 shares of the Company’s common stock at an exercise price of $0.50 per share to the CEO.  The warrants were issued at the ratio of four warrants for each $10.00 of note payable. These warrants are exercisable for a period of five years from issuance. The fair value of all the warrants issued using the Black-Scholes Option Pricing Model was $28,058.  For the years ended December 31, 2008 and 2007, the Company recorded $0 and $3,758, respectively, in financing expense related to the issuance of these warrants.

At December 31, 2008, the Company had executed six notes payable with its former President aggregating $95,000. Notes totaling $10,000 are non-interest bearing. Notes totaling $85,000 bear interest at a rate equal to 8% percent per annum. In September 2006, the maturity date of four of the notes, aggregating $25,000 was extended to March 31, 2007. The maturity dates of the four notes have since been extended to December 31, 2007 and the four notes were repaid in February 2008. The remaining two notes were executed in February 2008 for $52,000 and $18,000, respectively, with maturity dates of February 28, 2009. The Company is pursuing note extensions.

Interest expense for notes payable - related parties for the years ended December 31, 2008 and 2007 was $56,395 and $52,280, respectively.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the audit fees incurred for fiscal year 2008 and 2007:

	2008	2007
Audit fees	$49,500	$45,000
Audit related fees	6,000	10,000
Tax fees	3,000	3,000
Total	$58,500	$58,000

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited consolidated financial  statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2008 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's consolidated financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for its 2008 fiscal year for filing with the SEC.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

STRIKEFORCE TECHNOLOGIES, INC.

Dated: March 31, 2009	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: March 31, 2009	By:	/s/ Mark Joseph Corrao
Mark Joseph Corrao
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark L. Kay	Director	March 31, 2009
Name: Mark L. Kay

/s/ Mark Joseph Corrao	Director	March 31, 2009
Name: Mark Joseph Corrao

/s/ Ramarao Pemmaraju	Director	March 31, 2009
Name: Ramarao Pemmaraju

/s/ George Waller	Director	March 31, 2009
Name: George Waller

STRIKEFORCE TECHNOLOGIES, INC.

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

StrikeForce Technologies, Inc.

Edison, New Jersey

We have audited the accompanying balance sheets of StrikeForce Technologies, Inc. (“StrikeForce” or the "Company") as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of StrikeForce as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the Unites States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had an accumulated deficit and a working capital deficiency at December 31, 2008 and had a net loss and cash used in operations for the year ended December 31, 2008, respectively. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

March 27, 2009

STRIKEFORCE TECHNOLOGIES, INC.

BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$43,030	$16,307
Restricted cash	80,737	-
Accounts receivable	38,535	32,960
Current portion of deferred royalties	326,808	326,808
Prepayments and other current assets	-	6,325
Total current assets	489,110	382,400

Property and equipment, net	11,027	16,963
Deferred royalties, net of current portion	1,127,935	1,424,563
Website development cost, net	1,720	4,688
Patents	4,329	4,329
Security deposit	8,684	8,684
Total Assets	$1,642,805	$1,841,627

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Convertible secured notes payable	$672,167	$672,167
Derivative financial instruments	510,689	1,468,264
Current maturities of convertible notes payable, net of discount of $67,335 in 2008	1,163,177	800,000
Current maturities of convertible notes payable - related parties	419,255	107,500
Current maturities of notes payable	200,208	281,250
Current maturities of notes payable - related parties	696,000	25,000
Capital leases payable	5,532	5,532
Accounts payable	899,387	961,552
Accrued expenses	1,739,530	1,187,762
Payroll taxes payable	53,481	53,375
Common stock to be issued	-	8,155
Due to factor	209,192	209,192
Due to employees	49,877	48,326
Total current liabilities	6,618,495	5,828,075

Convertible notes payable, net of current maturities,
net of discount of $148,421 in 2007	-	636,579
Convertible notes payable - related parties, net of current maturities	-	366,691
Notes payable, net of current maturities	1,750,000	-
Notes payable - related parties, net of current maturities	-	626,000
Total Liabilities	8,368,495	7,457,345

Commitments and contingencies

Stockholders' Deficit
Preferred stock at $0.10 par value; 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.0001 par value; 100,000,000 shares authorized;
17,121,124 and 9,999,999 shares issued and outstanding, respectively	1,712	1,000
Additional paid-in capital	11,193,081	10,759,732
Accumulated deficit	(17,920,483)	(16,376,450)
Total Stockholders' Deficit	(6,725,690)	(5,615,718)
Total Liabilities and Stockholders' Deficit	$1,642,805	$1,841,627

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2008	2007

Revenues	$287,035	$661,580

Cost of sales	120,201	83,720

Gross profit	166,834	577,860

Operating expenses:
Selling, general and administrative expenses	1,716,081	2,772,138
Research and development	422,753	375,030
Total operating expenses	2,138,834	3,147,168

Loss from operations	(1,972,000)	(2,569,308)

Other (income) expense:
Interest income	(10,867)	-
Interest expense	295,439	502,360
Financing expense	762,248	159,625
Derivative instruments (income) expense, net	(957,575)	1,267,466
Forgiveness of debt	(420,760)	-
Other (income) expenses	1,655	(24,250)
Total other (income) expense	(329,860)	1,905,201

Loss before taxes	(1,642,140)	(4,474,509)

Income income tax provision (benefit)
Income tax provision	1,560	1,500
Proceeds from sale of State Net Operating Loss Carry-forwards (“NOL”)	(99,667)	(477,607)
Total income tax provision (benefit)	(98,107)	(476,107)

Net loss	$(1,544,033)	$(3,998,402)

Net loss per common share – basic and diluted	$(0.14)	$(0.87)

Weighted average number of common shares outstanding – basic and diluted	10,914,276	4,585,045

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2007

	Common stock at $0.0001 par value		Additional		Total
			Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2006	2,884,449	$288	$9,086,449	$(12,378,048)	$(3,291,311)

Sale of shares of common stock including warrants	272,107	27	75,514	-	75,541

Issuance of shares of common stock for conversions of notes payable and accrued interest	5,436,570	544	760,770	-	761,314

Issuance of shares of common stock for consulting services	677,424	68	87,434	-	87,502

Issuance of shares of common stock for financing	729,449	73	160,181	-	160,254

Issuance of warrants in connection with convertible notes payable	-	-	153,192	-	153,192

Issuance of warrants in connection with consulting services	-	-	9,817	-	9,817

Issuance of stock options for employee stock option compensation	-	-	426,375	-	426,375

Net loss	-	-	-	(3,998,402)	(3,998,402)

Balance at December 31, 2007	9,999,999	$1,000	$10,759,732	$(16,376,450)	$(5,615,718)

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2008

	Common stock at $0.0001 par value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2007	9,999,999	$1,000	$10,759,732	$(16,376,450)	$(5,615,718)

Issuance of shares of common stock for consulting services	10,500	1	1,359	-	1,360

Issuance of shares of common stock for financing	7,110,546	711	187,098	-	187,809

Issuance of warrants in connection with promissory notes payable	-	-	44,321	-	44,321

Issuance of stock options for employee stock option compensation	-	-	200,571	-	200,571

Net loss	-	-	-	(1,544,033)	(1,544,033)

Balance at December 31, 2008	17,121,045	$1,712	$11,193,081	$(17,920,483)	$(6,725,690)

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,544,033)	$(3,998,402)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	12,637	19,012
Forgiveness of debt	(420,760)	-
Discount on notes payable	170,000	-
Amortization of discount on convertible notes	85,436	198,819
Amortization of deferred royalties	296,628	274,191
Mark to market on derivative financial instruments	(957,575)	1,267,466
Issuance of stock options for employee stock option compensation	200,571	426,375
Issuance of common stock, options and warrants for consulting services	1,360	97,319
Issuance of common stock and warrants for financing expense	227,780	160,254
Changes in operating assets and liabilities:
Accounts receivable	(5,575)	(13,884)
Prepaid expenses	6,325	15,268
Accounts payable	(9,415)	248,283
Accrued expenses	624,540	501,390
Payroll taxes payable	106	1
Common stock to be issued	(8,155)	8,155
Due to factor	-	209,192
Amount received from (paid to) employees	1,551	(11,031)
Net cash used in operating activities	(1,318,579)	(597,592)

Cash flows from investing activities:
Change in restricted cash	(80,737)	-
Investment in website	-	(1,135)
Purchases of property and equipment	(3,733)	(3,986)
Net cash used in investing activities	(84,470)	(5,121)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	-	75,541
Proceeds from convertible notes payable	-	763,952
Proceeds from convertible notes payable - related parties	-	-
Proceeds from notes payable	150,000	447,500
Proceeds from notes payable, net of discount of $170,000, in the form of restricted cash	1,580,000	-
Proceeds from notes payable - related parties	100,000	22,000
Payments of convertible notes payable - related parties	(54,936)	(3,809)
Payments of notes payable	(199,581)	(416,250)
Payments of convertible notes payable	(90,711)	(243,000)
Payments of notes payable - related parties	(55,000)	-
Principal payments on capital leases	-	(34,369)
Net cash provided by financing activities	1,429,772	611,565
Net increase in cash	26,723	8,852
Cash and cash equivalents at beginning of year	16,307	7,455
Cash and cash equivalents at end of year	$43,030	$16,307

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$293,788	$502,360
Income taxes	$3,215	$2,448
Non-cash investing and financing activities:
Conversion of convertible notes payable into common stock	$-	$761,314
Issuance of promissory note for consulting services	$-	$15,000
Issuance of warrants for convertible notes	$-	$153,192
Issuance of warrants for promissory notes	$4,350	$-

STRIKEFORCE TECHNOLOGIES, INC.

DECEMBER 31, 2008 and 2007

NOTES TO THE FINANCIAL STATEMENTS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recorded bad debt expense of $1,278 and $485,274 for the years ended December 31, 2008 and 2007, respectively. There were no allowances for doubtful accounts at December 31, 2008 or 2007.

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

Patents

All costs incurred to the point when a patent application is to be filed are expensed as incurred as research and development cost. Patent application costs, generally legal costs, thereafter incurred are capitalized. Patents are amortized over the expected useful lives of the patents, which is generally 17 to 20 years for domestic patents and 5 to 20 years for foreign patents, once the patents are granted or are expensed if the patent application is rejected. The costs of defending and maintaining patents are expensed as incurred. As of December 31, 2008, the Company capitalized $4,329 in patent application costs as incurred with no amortization due to the fact that the patent applications are still pending.

Impairment of long-lived assets

Long-lived assets, which include property and equipment, deferred royalties, website development cost and patents are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable or the useful life is shorter than originally estimated.

The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives. The Company determined that there was no impairment based on management’s evaluation at December 31, 2008 or 2007.

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash, trade accounts receivable, prepayments, accounts payable, accrued expenses, payroll taxes payable, due to factor and due to employees, approximate their fair values because of the short maturity of these instruments.  The Company’s notes payable and capital leases payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2008 and 2007.

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

Derivatives

The Company accounts for derivatives in accordance with SFAS No. 133 and the related interpretations. SFAS No. 133, as amended, requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation. At December 31, 2008, the Company had not entered into any transactions which were considered hedges under SFAS No. 133.

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

Revenue recognition

The Company’s revenues are derived principally from the sale and installation of its various identification protection software products and related hardware and services.  The Company recognizes revenue when it is realized or realizable and earned less estimated future returns. The Company follows the guidance of the United States Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition” (“SAB No. 101”), as amended by SAB No. 104 (“SAB No. 104”) for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue:

Hardware – Revenue from hardware sales is recognized when the product is shipped to the customer and there are either no unfulfilled Company obligations or any obligations that will not affect the customer's final acceptance of the arrangement.  All cost of these obligations is accrued when the corresponding revenue is recognized.  There were no revenues from fixed price long-term contracts.

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

ASP Hosted Services – The Company offers an Application Service Provider hosted service whereby customer usage transactions are invoiced monthly on a cost per transaction basis.  The service is sold via the execution of a Service Agreement between the Company and the customer.  Initial set-up fees are recognized over the period in which the services are performed.

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

	December 31,	December 31,
	2008	2007
Risk-free interest rate	3.0% - 4.5%	4.0% - 5.2%
Dividend yield	0.00%	0.00%
Expected volatility	150% - 350%	200% - 400%
Expected option life	5 - 10 years	5 - 10 years

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

The adoption of SFAS No. 123R increased the Company’s reported operating loss and net loss by $200,571 and $426,375 for the years ended December 31, 2008 and 2007, respectively. The expense is classified as selling, general and administrative expense on the statement of operations.

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

Software development costs

Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”) requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life.  To date, all costs have been accounted for as research and development costs and no software development cost has been capitalized.  Total research and development costs for the years ended December 31, 2008 and 2007 were $422,753 and $375,030, respectively.

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic loss per share is computed by taking net loss divided by the weighted average number of common shares outstanding for the period.  Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt, which excludes 1,427,297 shares of stock options, 1,561,692 shares of common stock issuable under warrants and 1,939,755 shares of common stock issuable under the conversion feature of the convertible notes payable for the year ended December 31, 2008, and 53,281 shares of common stock to be issued, 2,539,088 shares of stock options, 1,146,585 shares of common stock issuable under warrants and 2,815,369 shares of common stock issuable under the conversion feature of the convertible notes payable for the year ended December 31, 2007, respectively. These potential shares of common stock were not included as they were anti-dilutive.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $17,920,483 and a working capital deficiency of $6,129,385 at December 31, 2008 and had a net loss and cash used in operations of $1,544,033 and $1,318,579 for the year ended December 31, 2008, respectively.

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

Management expects cash flows from operating activities to improve by the middle of 2009, primarily as a result of certain contracts, although there can be no assurance that such contracts will materialize in revenue sufficient to meet operating expenses and fund future operations.  The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If it fails to generate positive cash flows or obtain additional financing when required, it may have to modify, delay or abandon some or all of its business and expansion plans.

NOTE 4 - PREPAYMENTS AND OTHER CURRENT ASSETS

Prepaid expenses at December 31, 2007 consist entirely of prepaid insurance.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2008 and 2007:

	December 31
	2008	2007
Computer equipment	$65,460	$65,460
Computer software	15,545	11,812
Furniture and fixtures	10,157	10,157
Office equipment	15,906	15,906
Total	107,068	103,335
Less: accumulated depreciation and amortization	(96,041)	(86,372)
	$11,027	$16,963

Depreciation and amortization expense for the years ended December 31, 2008 and 2007 amounted to $9,669 and $14,395, respectively.

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

The fair values for these options were measured at the end of each reporting period and were fixed at each vesting date using the Black-Scholes Option Pricing Model.

As of December 31, 2008 the options to purchase 253,000 shares that vested at issuance are valued (as fixed) at $1,066,395, the options to purchase 253,000 shares that vested at September 11, 2005 are valued (as fixed) at $1,529,132, and the options to purchase the final 254,000 shares (which vested on September 11, 2006) are valued (as fixed) at $264,160. The deferred royalties are being amortized over the term of the original NetLabs Agreement of ten (10) years which will terminate on August 31, 2013.  At December 31, 2008, the total value of the deferred royalties, net of accumulated amortization of $1,404,944, is $1,454,743.  For the years ended December 31, 2008 and 2007, $296,628 and $274,191 of royalties were expensed, respectively.

The following table summarizes the annual amounts of deferred royalties that are amortized to general and administrative expenses over the next four (4) years and thereafter:

2009	$334,014
2010	303,834
2011	303,834
2012	303,834
2013 and beyond	209,227
Total deferred royalties	$1,454,743
Less current portion	(326,808)
Deferred royalties, net of current portion	$1,127,935

NOTE 7 - WEBSITE DEVELOPMENT COST

Website development cost, less accumulated amortization, consisted of the following at December 31, 2008 and 2007:

	December 31
	2008	2007
Website development cost	$22,331	$22,331
Less: accumulated amortization	(20,611)	(17,643)
	$1,720	$4,688

Amortization expense for the years ended December 31, 2008 and 2007 amounted to $2,968 and $4,617, respectively.

NOTE 8 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable at December 31, 2008 and 2007 consisted of the following:

	December 31, 2008	December 31, 2007
(1) Convertible note bearing interest at 8% per, with a conversion price of $9.00 per share, extended three times through March 31, 2008. In April 2008, the Company assigned the note to the Company’s investor group and the note holder agreed to an amount of $12,500 as full settlement of the note. The settlement amount was paid to the note holder by the Company in April 2008 (see Note 20).	$-	$125,000
(2) Convertible note bearing interest at 8% per annum maturing on March 28, 2008, with a conversion price of $9.00 per share. As of December 31, 2008, the Company and the note holder are in discussions regarding a settlement of the note balance.	235,000	235,000

(3) Convertible non-interest bearing note, having a conversion price of $9.00 per share and maturing on June 30, 2006. In January 2007, the Company agreed to make periodic payments in order to repay the note in full by March 31, 2009.	7,000	15,000
(4) Convertible note bearing interest at 8% per annum maturing on June 20, 2008, with a conversion price of $9.00 per share. In December 2008 the note was extended to June 30, 2009.	10,000	10,000
(5) Convertible note bearing interest at 8% per annum maturing on July 7, 2008, with a conversion price of $9.00 per share. In December 2008 the note was extended to June 30, 2009.	15,000	15,000
(6) Convertible note bearing interest at 8% per annum maturing on July 11, 2008, with a conversion price of $9.00 per share. In December 2008 the note was extended to June 30, 2009.	15,000	15,000
(7) Convertible note bearing interest at 8% per annum maturing on July 27, 2008, with a conversion price of $9.00 per share. In December 2008 the note was extended to June 30, 2009.	10,000	10,000

(8) Convertible note bearing interest at 8% per annum maturing on July 27, 2008, with a conversion price of $9.00 per share.  In December 2008 the note was extended to June 30, 2009. In January 2009, the note holder combined the note balance and accrued interest owed into a purchase of nine units, each unit consisting of a 10% promissory note of $25,000 for a total of $225,000, maturing January 23, 2012 and 82,000 shares of the Company’s common stock. An additional loan to the Company, in January 2009, of $100,000 by the note holder was included as part of the purchase of the nine units (see Note 23).

	100,000	100,000
(9) Convertible note bearing interest at 8% per annum maturing on March 15, 2008, with a conversion price of $9.00 per share. In July 2008, the Company, the note holder and the Company’s investor group agreed upon a settlement whereby the debt shall be assigned to the investor group by the Company and the investor group shall repay the agreed upon settlement amount to the note holder, in installments, through February 2009. The investor group made payments totaling $35,000 to the note holder from July 2008 to December 2008 (see Note 20).	65,000	100,000
(10) Convertible note bearing interest at 9% per annum maturing on June 9, 2009, with a conversion price of $1.40 per share.	200,000	200,000
(11) Convertible note bearing interest at 9% per annum maturing on September 29, 2009, with a conversion price of $0.80 per share.	150,000	150,000

(12)   Six units, sold in February 2007 to six individuals, each consisting of an 18% convertible note of $16,667 for a total of $100,000, maturing August 31, 2007, with a conversion price of $0.50 per share and 6,667 bonus shares of the Company’s common stock, per individual, valued at $0.3988, for a total of 40,000 shares of common stock. Six months of prorated interest of $8,729, was due at closing and paid to the note holders. In November 2007 the notes were extended to April 30, 2008. Per the terms of the extensions, the Company repaid 20% of the note balances in November 2007. Of the remaining balances, 20% was due by January 31, 2008 and 60% plus accrued interest was due by April 30, 2008. The payments have been extended by the Company. In conjunction with the November extensions, the note holders shall receive an aggregate total of 20,000 shares of the Company’s common stock per month (“extension shares”) with a value based on the closing market price of the stock on the 18th of each month. In June 2008, the Company paid $9,768 against the six notes. In November 2008, the Company and the six note holders agreed to an amendment to the unit purchase agreements whereby the open note balances, accrued interest and shares of common stock recorded but not yet issued were forgiven and cancelled.  The Company also issued 320,928 warrants with an exercise price of $0.20 per share, expiring December 22, 2012 to five of the note holders. As of December 31, 2008, one note holder has not yet agreed to the final settlement balance and his note balance of $3,512 remains open. For the years ended December 31, 2008 and 2007, the Company expensed $27,616 and $20,489, respectively, of financing expenses related to the shares issued for the note extensions and settlement (see Note 16).

	3,512	80,000
(13) Convertible note executed in March 2007 bearing interest at 18% per annum maturing on January 31, 2008, with a conversion price of $0.25 per share, which has been extended three times through January 31, 2008. In March 2008, the Company assigned the note to the Company’s investor group and the note holder agreed to an amount of $15,000 as full settlement of the note. The settlement amount was paid to the note holder by the investor group in March 2008 (see Note 20).	-	75,000

(14) One unit, sold in April 2007, consisting of an 18% convertible note payable of $25,000, maturing October 24, 2007, with a conversion price of $0.50 per share and 12,000 bonus shares of the Company’s common stock, at $0.19 per share. Six months of prorated interest of $2,250, due at closing was paid to the note holder. In November 2007 the note was extended to April 30, 2008. Per the terms of the extension, the Company repaid 20% of the note balance in November 2007. Of the remaining note balance, 20% was due by January 31, 2008 and 60% plus accrued interest was due by April 30, 2008. The payments have been extended by the Company. In November 2008, the Company and the note holder agreed to an amendment to the unit purchase agreement whereby the open note balance, accrued interest and shares of common stock recorded but not yet issued were forgiven and cancelled. Per the settlement agreement, the note holder agreed to a settlement payment of $5,000. The company made two payments of $2,500 each to the note holder in November 2008 and December 2008. For the years ended December 31, 2008 and 2007, the Company expensed $0 and $3,331, respectively, of financing expenses related to the shares issued for the note extensions (see Note 16).

	-	20,000
(15) Convertible note executed in May 2007 bearing interest at 9% per annum maturing on May 1, 2009, with a conversion price of $0.35 per share. The Company issued 57,143 warrants with an exercise price of $0.70 per share and an expiration date of May 1, 2009.	100,000	100,000
(16) Convertible note for $15,000 executed in June 2007 bearing interest at 9% per annum maturing on June 21, 2009, with a conversion price of $0.15 per share. The Company issued 120,000 warrants with an exercise price of $0.30 per share and an expiration date of June 21, 2009. In February 2008, the Company assigned the note to the Company’s investor group and the note holder agreed to an amount of $3,000 as full settlement of the note. The settlement amount was paid to the note holder by the investor group in February 2008 (see Note 20).	-	15,000
(17) Convertible notes executed in June 2007 bearing interest at 8% per annum maturing on June 29, 2009, with a conversion price of $0.20 per share. The Company issued 100,000 warrants with an exercise price of $0.40 per share and an expiration date of June 29, 2009.	100,000	100,000
(18) Convertible note executed in July 2007 bearing interest at 8% per annum maturing on July 2, 2009, with a conversion price of $0.20 per share. The Company issued 100,000 warrants with an exercise price of $0.40 per share and an expiration date of July 2, 2009.	100,000	100,000
(19) Convertible notes executed in August 2007 bearing interest at 9% per annum maturing on August 9, 2009, with a conversion price of $0.25 per share. The Company issued 96,000 warrants with an exercise price of $0.40 per share and an expiration date of August 9, 2010.	120,000	120,000
	1,230,512	1,585,000
Less current maturities	$-	$85,000

Interest expense for the convertible notes payable for the years ended December 31, 2008 and 2007 was $123,655 and $132,929, respectively.

NOTE 9 - CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

	December 31, 2008	December 31, 2007
(1) Convertible note executed in November 2003 with the VP of Technology bearing interest at the prime rate plus 2% per annum with an extended maturity date of June 30, 2009, and a conversion price of $10.00 per share. The Company issued 500 warrants with an exercise price of $10.00 per share expiring November 10, 2013.	$50,000	$50,000
(2) Convertible note executed in January 2004 with the VP of Technology bearing interest at the prime rate plus 4% per annum with an extended maturity date of March 31, 2009, and a conversion price of $10.00 per share. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	7,500	7,500
(3) Convertible notes executed in February, June, September 2004 and August 2005 with the CEO bearing interest at an amended rate of 8% per annum with an extended maturity date of June 30, 2009, and a conversion price of $10.00 per share. The Company issued 1,800 warrants with an exercise price of $10.00 per share and expiration dates of February 4, 2014, September 7, 2014 and August 16, 2015.	230,000	230,000
(4) Convertible notes executed in August, and September 2005 with a Software Developer bearing interest at 8% per annum with an extended maturity date of June 30, 2009, and a conversion price of $10.00 per share. The Company issued 150 warrants with an exercise price of $10.00 per share and expiration dates of August 26, 2015 and September 29, 2015.	15,000	15,000

(5) Convertible note executed in August 2005 with the former President bearing interest at 8% per annum with an extended maturity date of December 31, 2007, and a conversion price of $10.00 per share. The Company issued 500 warrants with an exercise price of $10.00 per share and an expiration date of August 26, 2015. The note was repaid in full in February 2008.	-	50,000

(6)  Convertible note executed in September 2005 with a relative of the Chief Financial Officer bearing interest at 8% per annum with an extended maturity date of June 30, 2009, and a conversion price of $10.00 per share. The Company issued 50 warrants with an exercise price of $10.00 per share and an expiration date of December 7, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.

Convertible notes payable – related parties at December 31, 2008 and 2007 consisted of the following:
(7) Convertible note executed in December 2005 with a Software Developer bearing interest at 8% per annum with an extended maturity date of June 30, 2009, and a conversion price of $10.00 per share. The Company issued 100 warrants with an exercise price of $10.00 per share and an expiration date of December 6, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	10,000	10,000
(8) Convertible notes executed in December 2005 and January 2006 with the Office Manager bearing interest at 8% per annum with an extended maturity date of June 30, 2009, and a conversion price of $10.00 per share. The Company issued 800 warrants with an exercise price of $10.00 per share and expiration dates of December 28, 2015 and January 9, 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	58,755	63,691
(9) Convertible notes executed in January and February 2006 with the CEO bearing interest at an amended rate of 8% per annum with an extended maturity date of June 30, 2009, and a conversion price of $10.00 per share. The Company issued 380 warrants with an exercise price of $10.00 per share and expiration dates of January 18, 2016 and February 28, 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	38,000	38,000
(10) Convertible note executed in March 2006 with a Software Developer bearing interest at 8% per annum with an extended maturity date of June 30, 2009, and a conversion price of $7.50 per share. The Company issued 50 warrants with an exercise price of $10.00 per share and an expiration date of March 6, 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	5,000	5,000
	419,255	474,191
Less current maturities	(419,255)	(107,500)
	$-	$366,691

At December 31, 2008 and 2007, accrued interest due for the convertible notes – related parties was $120,948 and $86,021, respectively, and is included in accrued expenses in the accompanying balance sheet. Interest expense for convertible notes payable – related parties for the years ended December 31, 2008 and 2007 was $34,928 and $40,273, respectively.

NOTE 10 - NOTES PAYABLE

Notes payable at December 31, 2008 and 2007 consisted of the following:

December 31, 2008	December 31, 2007

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

(2) Six 12% promissory notes of $25,000, maturing January 10, 2007, for a total of $150,000. In January 2007, the Company extended the maturity date of five of the notes, totaling $100,000, to March 10, 2007 and increased the interest rate to 20% per annum. The remaining promissory note in the amount of $50,000 was paid in full in February 2007. In 2007, the Company paid $81,250 against the five remaining notes. In June 2008, the Company paid $2,289 against the two remaining notes. In November 2008, the Company and the two remaining note holders agreed to an amendment to the unit purchase agreements whereby the open note balances, accrued interest and shares of common stock recorded but not yet issued were forgiven and cancelled. In December 2008, the two note holders received a total of 59,384 shares of common stock, at $0.095 per share, relating to the settlement agreement. The Company also issued 79,179 warrants with an exercise price of $0.20 per share, expiring December 22, 2012 to the two note holders. For the years ended December 31, 2008 and 2007, the Company expensed $5,641 and $21,273, respectively, of financing expenses related to the shares issued for the note extensions, penalties and settlement (see Note 16).

	-	18,750

(3)  Promissory note executed in June 2007, bearing interest at 9% per annum, maturing on December 14, 2007.  In December 2007, the Company repaid $5,000 of the principal to the note holder and the note was extended to January 31, 2008. In January 2009, the note holder executed a forbearance agreement whereby he agreed to forbear his rights under the promissory note until March 31, 2009. Per the terms of the agreement, the Company made a $10,000 payment to the note holder in January 2009 and issued 500,000 shares of restricted common stock, at $0.07 per share, to be held in escrow with the note holder’s attorney. The escrow shares will be returned to the Company contingent upon the Company’s payment of the remaining note balance and accrued interest to the note holder by March 31, 2009 (see Note 23).

	45,000	45,000
(4) Promissory note for $15,000 executed in November 2007, bearing interest at 8% per annum, maturing on May 21, 2008. In March 2008, the agreement was terminated, the note was cancelled and the debt was forgiven.	-	15,000
(5) Promissory note for $52,500 executed in December 2007, bearing interest at 12% per annum, maturing on September 6, 2008. The note was repaid in full in March 2008.	-	52,500
(6) Promissory note for $50,000 executed in December 2007, bearing interest at 8% per annum, maturing on December 31, 2008. The note was repaid in full in March 2008.	-	50,000
(7) Promissory note executed in January 2008, bearing interest at 8% per annum, maturing on December 31, 2008. In September 2008 the note was extended to December 31, 2008. The Company made a payment of $94,792 to the note holder in December 2008. In December 2008, the note was extended to June 30, 2009.	5,208	-
(8) Promissory note executed in January 2008, bearing interest at 18% per annum, maturing on July 31, 2008. In July 2008 the note was extended to December 31, 2008. In December 2008, the note was extended to June 30, 2009.	50,000	-
(9) Seventy units, sold in 2008, with each unit consisting of a 10% promissory note of $25,000, maturing three years from the execution date and with a 10% discount rate, and 62,000 non-dilutable (for one year) restricted shares of the Company’s common stock, at market price.	1,750,000	-
	1,950,208	281,250
Less current maturities	(200,208)	(281,250)
	$1,750,000	$-

Interest expense for notes payable for the years ended December 31, 2008 and 2007 was $176,833 and $34,347, respectively.

NOTE 11 -

NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties at December 31, 2008 and 2007 consisted of the following:

	December 31, 2008	December 31, 2007
(1) Promissory notes executed in March 2004 with the CEO bearing interest at an amended rate of 8% per annum with an extended maturity date of June 30, 2009.	$105,000	$105,000
(2) Promissory note executed in November 2004 with the CEO bearing interest at an amended rate of 8% per annum with an extended maturity date of June 30, 2009.	84,000	84,000
(3) Promissory notes executed in January 2006 with the former President, non-interest bearing, with an extended maturity date of December 31, 2007. The note was repaid in full in February 2008.	-	10,000

(4) Promissory notes executed in February and April 2006 with the CEO bearing interest at 8% per annum with an extended maturity date of June 30, 2009.	315,000	315,000
(5) Promissory notes executed in February and March 2006 with the former President bearing interest at 8% per annum with an extended maturity date of December 31, 2007. The notes were repaid in full in February 2008.	-	15,000
(6) Promissory note executed in May 2006 with the CEO bearing interest at 9% per annum with an extended maturity date of June 30, 2009. The Company issued 20,000 warrants with an exercise price of $1.30 per share and an expiration date of May 25, 2011. The fair value of the warrants issued was $24,300.	100,000	100,000
(7) Promissory note executed in February 2007 with the CEO bearing interest at 8% per annum with an extended maturity date of June 30, 2009. The Company issued 8,800 warrants with an exercise price of $0.50 per share and an expiration date of February 21, 2012. The fair value of the warrants issued was $3,758. For the years ended December 31, 2008 and 2007, the Company recorded $0 and $3,758, respectively, in financing expense related to the issuance of these warrants. 70,000	22,000	22,000
(8) Promissory notes executed in February 2008 with the former President bearing interest at 8% per annum with a maturity date of February 28, 2009. The Company is pursuing note extensions.	70,000	-
	$696,000	$651,000
Less current maturities	(696,000)	(25,000)
	$-	$626,000

Interest expense for notes payable - related parties for the years ended December 31, 2008 and 2007 was $56,395 and $52,280, respectively.

NOTE 12 - CAPITAL LEASE PAYABLE

The aggregate minimum remaining lease payments under capital leases consisted of the following at December 31, 2008:

December 31,
2008
Due period ending December 31, 2007	$5,532
Less: amount representing interest	-
Net present value of capital lease obligations	5,532
Current portion of capital lease payable	(5,532)
Capital lease payable, net of current portion	$-

The capital leases listed above relate to property and equipment with a book value of $11,830.

NOTE 13 -

ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2008 and 2007:

	December 31
	2008	2007
Interest	$805,919	$579,534
Commitment fees	32,697	32,697
Professional fees	153,146	153,146
Other	747,768	422,385
Total Accrued Expenses	$1,739,530	$1,187,762

NOTE 14 - CONVERTIBLE SECURED NOTES PAYABLE

Convertible secured notes payable consisted of the following at December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
YA Global (formerly Cornell)	$427,447	$427,447
Highgate House Funds, Ltd.	244,720	244,720
Total convertible secured notes payable	$672,167	$672,167

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

Interest expense for the convertible secured notes payable for the years ended December 31, 2008 and 2007 was $51,529 and $80,736, respectively.

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

Conversions to Common Stock

For the year ended December 31, 2008, YA Global had no conversions.

For the year ended December 31, 2007, YA Global converted $597,429.56 of the April 27, 2005 debenture into 5,376,225 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion price ranged from $0.037 to $0.34 per share.

For the year ended December 31, 2008, Highgate had no conversions.

For the year ended December 31, 2007, Highgate converted $20,279.64 of the May 6, 2005 debenture into 59,046 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion price was $0.34 per share.

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

Issuance of Stock for Services

In August 2005, the Company entered into a retainer agreement with an attorney, whereas the attorney will act as in house counsel for the Company with respect to all general corporate matters.  The agreement is at will and required a payment of 1,000 shares of common stock, valued at $9.00 per share, due upon execution.  The certificate for the 1,000 shares of common stock was issued in October 2005. Commencing on September 1, 2005, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market.  For the year ended December 31, 2008, the Company issued 10,500 shares of common stock, valued at $1,360, all of which has been expensed as legal fees, related to the agreement. 750 shares of the common stock issued in 2008 were recorded and expensed, at $125, in 2007.

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

Issuance of Stock for Financing

In January 2008, the Company recorded 1,000,000 shares of common stock, valued at $0.0092 per share, issuable to an individual as consideration for a promissory note executed in January 2008 (see Note 10). The shares have Rule 144 piggyback registration rights. For the year ended December 31, 2008, the Company expensed $9,200 of financing expenses related to the shares. The shares were issued in November 2008.

In accordance with a term sheet executed with an investment firm in January 2008, the Company sold 59 units to twenty-two investors.  In January 2008, the Company recorded 2,294,000 shares of common stock, valued at $0.023 to $0.025 per share, issuable to twelve investors per the terms of the agreement. In February 2008, the Company recorded 1,054,000 shares of common stock, valued at $0.028 to $0.038 per share, issuable to seven investors per the terms of the agreement. In March 2008, the Company recorded 248,000 shares of common stock, valued at $0.025 per share, issuable to one investor per the terms of the agreement. In April 2008, the Company recorded 62,000 shares of common stock, valued at $0.017 to $0.018 per share, issuable to two investors per the terms of the agreement.  In May 2008, in accordance with an amendment to the term sheet the Company signed with the investor firm, the Company recorded 1,180,000 shares of the Company’s common stock, valued at $0.02 per share, to reflect the retroactive increase in the shares to be issued to the investors who purchased units as of the date of the amendment.  The increase recorded was 20,000 shares for each unit sold (see Note 20). In July 2008, the Company recorded 82,000 shares of common stock, valued at $0.023 per share, issuable to one investor per the terms of the agreement. In August 2008, the Company recorded 492,000 shares of common stock, valued at $0.011 to $0.019 per share, issuable to two investors per the terms of the agreement.  In September 2008, the Company recorded 164,000 shares of common stock, valued at $0.017 per share, issuable to one investor per the terms of the agreement. The 5,576,000 shares recorded from January to September 2008 were issued in November 2008. In December 2008, the Company issued 164,000 shares of common stock, valued at $0.08 per share, issuable to two investors per the terms of the agreement (see Note 20). All of the shares recorded relating to the term sheet are non-dilutable and have Rule 144 piggyback registration rights.  For the year ended December 31, 2008, the Company expensed $140,849 of financing expenses related to the shares.

In December 2008, the Company issued 290,695 shares of common stock, valued at $0.095 per share, issuable to five note holders and the placement agent per an amendment executed in November 2008 to the February 2007 unit purchase agreements (see Note 8). Per the amendment, the shares of common stock recorded but not yet issued were forgiven and cancelled. The 240,000 shares of common stock recorded from December 2007 through September 2008 were cancelled in December 2008 and $46,800 in financing expense was reversed. For the years ended December 31, 2008 and 2007, the Company expensed $27,616 and $20,489, respectively, of financing expenses related to the shares issued for the note extensions and settlement.

In December 2008, the Company cancelled 60,000 shares of common stock, recorded but not yet issued, issuable to a note holder and the placement agent per an amendment executed in November 2008 to the April 2007 unit purchase agreement (see Note 8). Per the amendment, the shares of common stock recorded but not yet issued were forgiven and cancelled. The 60,000 shares of common stock recorded from December 2007 through September 2008 were cancelled in December 2008 and $11,700 in financing expense was reversed. For the years ended December 31, 2008 and 2007, the Company expensed $0 and $3,331, respectively, of financing expenses related to the shares issued for the note extensions.

In December 2008, the Company issued 59,384 shares of common stock, valued at $0.095 per share, issuable to two remaining note holders per an amendment executed in November 2008 to the July 2006 unit purchase agreements (see Note 10). Per the amendment, the shares of common stock recorded but not yet issued were forgiven and cancelled. The 19,618 shares of common stock recorded from December 2007 through September 2008 were cancelled in December 2008 and $3,836 in financing expense was reversed. For the years ended December 31, 2008 and 2007, the Company expensed $5,641 and $21,273, respectively, of financing expenses related to the shares issued for the note extensions and settlement.

Issuance of Warrants for Financing

In December 2008, the Company issued 320,928 warrants with an exercise price of $0.20 per share and expiring December 22, 2012 to five note holders per an amendment executed in November 2008 to the February 2007 unit purchase agreements (see Note 8). The fair value of the warrants was $32,061. For the years ended December 31, 2008 and 2007, the Company recorded $32,061 and $0, respectively, in financing expense related to the issuance of these warrants.

In December 2008, the Company issued 79,179 warrants with an exercise price of $0.20 per share and expiring December 22, 2012 to two remaining note holders per an amendment executed in November 2008 to the July 2006 unit purchase agreements (see Note 10). The fair value of the warrants was $7,910. For the years ended December 31, 2008 and 2007, the Company recorded $7,910 and $0, respectively, in financing expense related to the issuance of these warrants.

Warrants

At December 31, 2008, the Company issued warrants related to its convertible notes payable.  The warrants entitle the note holders to purchase the Company’s common stock at: 6,667 warrants with an exercise price of $5.50 per share, 40,000 warrants with an exercise price of $2.50 per share, 4,500 warrants with an exercise price of $2.00 per share, 56,250 warrants with an exercise price of $1.60 per share,  57,143 warrants with an exercise price of $0.70 per share,  446,000 warrants with an exercise price of $0.40 per share and 120,000 warrants with an exercise price of $0.30 per share. 383,810 warrants have a two year exercise term, 100,500 warrants have a three year exercise term and 246,250 warrants have a five year exercise term.

At December 31, 2008, the Company issued warrants related to its convertible notes payable – related parties.  The warrants entitle the note holders to purchase the Company’s common stock at $10.00 per share and have an exercise term of ten years.  At December 31, 2008, 3,100 warrants will expire in the year 2013, 1,650 warrants expire in the year 2014, 2,170 warrants in the year 2015 and 1,130 warrants in the year 2016.

At December 31, 2008, the Company issued warrants related to its notes payable.  The warrants entitle the note holder to purchase the Company’s common stock at $0.25 per share for 15,000 warrants and $0.50 per share for 10,000 warrants with an exercise term of five years.

At December 31, 2008, the Company issued warrants related to its notes payable – related parties.  The warrants entitle the note holder to purchase the Company’s common stock at $0.50 per share for 8,800 warrants and $1.30 per share for a 20,000 warrants with an exercise term of five years.

NOTE 17 - STOCK BASED COMPENSATION

In September 2004, the stockholders approved the Equity Incentive Plan for its employees (“Incentive Plan”), effective April 1, 2004.  Of the total authorized for issuance at December 31, 2008, 98,572,703 shares were available for future issuance.

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

The table below summarizes the Company’s Incentive Plan stock option activity through December 31, 2008:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Weighted Average Remaining (in years)		Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2007	634,455	$0.70 - $ 1.00	$3.540		$	---
Granted	1,904,633	$0.08 - $ 5.00	$0.221		$	---
Balance,
December 31, 2007	2,539,088	$0.08 - $ 10.00	$1.050		$	---
Cancelled	1,111,791	$0.15 - $ 10.00	$1.823		$	---
Balance,
December 31, 2008	1,427,297	$0.08 - $ 10.00	$0.448		$	---
Vested and Exercisable, December 31, 2008	1,357,852		$0.448		$	---

As of December 31, 2008, an aggregate of 1,427,297 options were outstanding under the incentive plan.  The exercise price for 37,500 options is $10.00, for 105,000 options is $1.00, for 9,231 is $0.375, for 15,705 is $0.24, for 16,388 options is $0.23, for 325,577 options is $0.20, for 171,131 options is $0.17, for 259,743 options is $0.15 and 487,022 options is $0.08. As of December 31, 2007, an aggregate of 2,539,088 options were outstanding under the incentive plan.  The exercise price for 183,000 options was $10.00, for 10,000 options was $5.00, for 277,500 options was $1.00, for 34,810 options was $0.99, for 40,543 options was $0.85, for 49,231 options was $0.70, for 49,372 options was $0.698, for 202,308 was $0.50, for 55,812 was $0.45, for 91,898 was $0.375, for 78,526 was $0.24, for 155,184 options was $0.23, for 377,308 options was $0.20, for 186,832 options was $0.17, for 259,743 options was $0.15 and for 487,021 options was $0.08. At December 31, 2008, there were 1,357,852 vested incentive plan stock options outstanding of which 487,019 options are exercisable at $0.08, 259,744 options are exercisable at $0.15, 171,132 options are exercisable at $0.17, 273,494 options are exercisable at $0.20, 16,388 options are exercisable at $0.23, 15,705 options are exercisable at $0.24, 9,231 options are exercisable at $0.375, 87,500 options are exercisable at $1.00 and 37,639 options are exercisable at $10.00.

As of December 31, 2008, there was $20,086 of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 12 months.

The following table summarizes information concerning outstanding and exercisable Incentive Plan options as of December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$10.000	37,500	7.00	$10.000	37,639	$10.000
$1.000	105,000	9.00	1.000	87,500	1.000
$0.080 - $0.375	1,284,797	10.00	0.143	1,232,713	0.143

	1,427,297	8.67	$0.448	1,357,852	$0.448

Non-Incentive Plan Stock Option Grants

Since December 31, 2005, the Company has outstanding an aggregate of 761,889 non-plan, non-qualified options for non-employees with 760,000 exercisable at $3.60 and 1,889 exercisable at $9.00 yielding a weighted average exercise price of $3.613 and no outstanding incentive options outside of the Plan.

NOTE 18 - INCOME TAXES

As of December 31, 2008, the Company had deferred tax assets of approximately $3,874,000, resulting from certain temporary and permanent differences and net operating loss (“NOL”) carry-forwards of approximately $11,395,000, which are available to offset future taxable income, if any, through 2028.  As utilization of the net operating loss carry-forwards and temporary difference is not considered more likely than not and accordingly, the deferred tax asset has been fully offset by a valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $232,000 and $443,000 for the year ended December 31, 2008 and 2007, respectively.

Components of deferred tax assets as of December 31, 2008 and 2007 are as follows:

	December 31
	2008	2007
Net deferred tax assets – Non-current:
Expected Federal income tax benefit from NOL carry-forwards	$3,874,000	$3,642,000
Less valuation allowance	(3,874,000)	(3,642,000)
Deferred tax assets, net of valuation allowance	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate
Federal income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Payroll Taxes

As of December 31, 2008, the Company owes $53,481 of payroll taxes, of which approximately $45,000 are delinquent from the year ended December 31, 2003. The Company has also recorded $32,462 of related estimated penalties and interest on the delinquent payroll taxes.  Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available.

Lease Agreements

In January 2008, the Company executed a lease renewal agreement with its landlord. The term of the renewal is from February 1, 2008 through January 31, 2013.  Per the terms of the renewal, the Company shall pay a monthly base rent of $6,356 with no rent payments due for the months of February 2008, February 2009 and February 2010. In September 2008, the Company commenced discussions with the landlord to reduce the rent by 50%, effective September 2008, for a period of six months. In November 2008, the Company executed a lease amendment with its landlord whereby the Company made reduced base rent payments of $3,049 per month for the months of September 2008 through February 2009. The base rent payments for the months of March through May 2009 shall be $6,356 per month. The base rent payments for the months of June through November 2009 shall be $9,996 per month. The base rent payments from December 2009 through the remainder of the lease term shall be $6,356 per month. The landlord agreed to waive late fees owed prior to November 2008 of $4,904 provided the Company does not default on the lease through November 30, 2009.

In October 2008, the Company executed a lease termination agreement for certain office equipment. The Company and the leasing company executed a new one-year lease effective November 2008 for the equipment. Per the terms of the new lease, the Company shall make twelve monthly payments of $93.95 plus tax including a $1 purchase option upon lease termination.

Consulting Agreements

In January 2008, the Company executed a representation letter with an attorney whereby the attorney shall serve as general counsel to the Company. As compensation for the services, the attorney shall receive a monthly fee in the amount of $3,500, commencing in February 2008. The agreement can be terminated by either party by providing the other party with thirty days advance written notice. The Company terminated the agreement in April 2008.

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

In November 2008, the Company executed a consulting agreement with a marketing firm whereby the firm shall provide the Company with a marketing and advertising strategy and also design the Company’s new web site and improve its internet presence. In November 2008, the Company’s investor group paid a retainer of $18,000 to the firm. In December 2008, the Company’s investor group paid the agreement Phase 1 fee of $17,500 to the firm (see Note 20 below). Phase 2 of the agreement is in progress and, upon its completion, the fee shall be $12,900. If the Company elects to proceed with the marketing firm once Phase 2 is completed, the monthly fee shall be $8,000. The Company has also agreed to pay a Success Fee to the firm in the amount of 5% of gross sales generated above the first $100,000 of gross sales of the Company’s GuardedID® product between November 2008 and December 2009. Either party may terminate the agreement by providing sixty days written notice to the other party.

Investor Group

In January 2008, the Company executed a term sheet with an investor group whereby the group will assist the Company on an ongoing best efforts basis in order for the Company to obtain financing of up to $2,500,000 in the form of up to 100 units, each unit containing a $25,000 promissory note and 62,000 non-dilutable (for one year), restricted shares of the Company’s common stock. The promissory notes shall have a three year term, bearing interest at 10% per annum, with a 10% discount rate. All funds received as a result of the sale of the units shall be held in an escrow account that shall be managed by the investor group’s assigned representative. Upon repayment of the Company’s open secured notes and receipt of a release of indebtedness from YA Global and Highgate, the intellectual property of the Company will be pledged to the note holders in the investor group until such time that the unsecured notes and accrued interest of the investor group are repaid in full. In January 2008, the Company sold 37 units to the investor group for a total of $925,000 in promissory notes with a discount of $92,500. In November 2008, the Company issued 2,294,000 shares of common stock in relation to the units sold. In February 2008, the Company sold 17 units to the investor group for a total of $425,000 in promissory notes with a discount of $42,500. In November 2008, the Company issued 1,054,000 shares of common stock in relation to the units sold. In March 2008, the Company sold 4 units to the investor group for a total of $100,000 in promissory notes with a discount of $10,000. In November 2008, the Company issued 248,000 shares of common stock in relation to the units sold. In April 2008, the Company sold 1 unit to the investor group for a total of $25,000 in promissory notes with a discount of $2,500. In November 2008, the Company issued 62,000 shares of common stock in relation to the unit sold. In May 2008, the Company executed an amendment to the term sheet whereby the number of restricted and non-dilutable shares of the Company’s common stock to be issued per unit sold was increased from 62,000 shares to 82,000 shares. The increase was applied retroactively to those investors who purchased units as of the date of the amendment. In November 2008, in accordance with the amendment, the Company issued 1,180,000 shares of the Company’s common stock, valued at $0.02 per share, and computed as 20,000 shares multiplied by 59 units to reflect the retroactive increase in the shares to be issued to the investors who purchased units as of the date of the amendment (see Note 16). In July 2008, the Company sold 1 unit to the investor group for a total of $25,000 in promissory notes with a discount of $2,500. In November 2008, the Company issued 82,000 shares of common stock in relation to the unit sold. In August 2008, the Company sold 6 units to the investor group for a total of $150,000 in promissory notes with a discount of $15,000. In November 2008, the Company issued 492,000 shares of common stock in relation to the units sold. In September 2008, the Company sold 2 units to the investor group for a total of $50,000 in promissory notes with a discount of $5,000. In November 2008, the Company issued 164,000 shares of common stock in relation to the units sold. In December 2008, the Company sold 2 units to the investor group for a total of $50,000 in promissory notes, with no discount, and the Company issued 164,000 shares of common stock in relation to the units sold (see Note 16). The investor group advanced funds totaling $50,000 in February 2008, $280,000 in March 2008, $74,070 in April 2008, $80,000 in May 2008, $95,000 in June 2008, $125,000 in July 2008, $71,000 in August 2008, $77,000 in September 2008, $73,000 in October 2008, $86,000 in November 2008 and $118,000 in December 2008, respectively, to the Company. The funds being held in escrow are classified as restricted cash on the Company’s balance sheets.

In February 2008, the Company executed a Debt Assignment and Security Designation Agreement with the investor group whereby the Company has assigned the debt owed as convertible secured notes payable to YA Global and Highgate to the investor group. The investor group paid a total of $200,000 to YA Global and Highgate in February 2008 for additional interest and the security deposit owed in relation to the extended and amended forbearance agreement the Company and YA Global executed in February 2008 and $75,000 in May 2008 for additional interest, partial accrued interest and an extension fee owed in relation to the new forbearance agreement the Company and YA Global executed in May 2008 (see Note 14).

In February 2008, the Company executed an Assignment and Settlement Agreement with a trade vendor whereby the Company has assigned the debt owed to the vendor, in the amount of $48,750, to the investor group.  Per the terms of the Settlement Agreement, the Company remitted $12,500 to the vendor as full settlement of its indebtedness to the vendor.

In February 2008, the Company assigned a convertible promissory note in the amount of $15,000 to the investor group and the note holder agreed to an amount of $3,000 as full settlement of the note. The settlement amount was paid to the note holder by the investor group in February 2008 (see Note 8).

In March 2008, the Company assigned a convertible promissory note in the amount of $75,000 to the investor group and the note holder agreed to an amount of $15,000 as full settlement of the note. The settlement amount was paid to the note holder by the investor group in March 2008 (see Note 8).

In April 2008, the Company assigned a convertible promissory note in the amount of $125,000 to the investor group and the note holder agreed to an amount of $12,500 as full settlement of the note. The settlement amount was paid to the note holder by the Company in April 2008 (see Note 8).

In April 2008, the Company executed an Assignment Agreement with the investor group whereby the Company has transferred ownership of a March 2008 receivable, in the amount of $22,520, to the investor group. The receivable was paid in May 2008.

In July 2008, the Company and a note holder agreed upon a settlement whereby a convertible promissory note in the amount of $100,000 shall be assigned to the investor group by the Company and the investor group shall repay the agreed upon settlement amount of $45,000 to the note holder, in installments, through February 2009. The investor group made payments of $10,000 in July 2008, $5,000 in September 2008, $15,000 in October 2008, $5,000 in December 2008 and $10,000 in January 2009 to the note holder (see Note 8).

In September 2008, the Company executed an Assignment and Settlement Agreement with a trade vendor whereby the Company has assigned the debt owed to the vendor, in the amount of $21,400, to the investor group.  Per the terms of the Settlement Agreement, the investor group remitted $5,000 to the vendor as full settlement of its indebtedness to the vendor.

In November 2008, the investor group paid a retainer of $18,000 to a marketing firm in relation to a consulting agreement the Company executed with the firm in November 2008 (see Note 20 above).

In December 2008, the investor group paid a fee of $17,500 to a marketing firm in relation to a consulting agreement the Company executed with the firm in November 2008 (see Note 20 above).

Due to Factor

In March 2007, the Company entered into a sale and subordination agreement with a factoring firm whereby the Company sold its rights to two invoices, from February 2007 and March 2007, totaling $470,200 to the factor.  Upon signing the agreement and providing the required disclosures, the factor remitted 65%, or $144,440, of the February 2007 invoice and a certain percentage of $53,010 of the March 2007 invoice to the Company.  The Company paid a $500 credit review fee to the factor relating to the agreement.  Per the terms of the agreement, once the Company’s client remits the invoice amount to the factor, the factor deducts a discount fee from the remaining balance of the factored invoices and forwards the net proceeds to the Company.  The discount fee is computed as a percentage of the face amount of the invoice as follows: 2.25% fee for invoices paid within 30 days of the down payment date with an additional 1.125% for each 15 day period thereafter. In September 2007, the February 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In December 2007, the March 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In February 2008, the Company and the factor have agreed to a total settlement amount of $75,000 to be paid by the Company to the factor in September 2008 unless both parties mutually agree to extend the due date. In September 2008, the Company and the factor reached a verbal agreement to extend the due date to December 31, 2008. The Company is pursuing an extension. As of December 31, 2008, the balance due to the factor by the Company was $209,192 including interest.

NOTE 20 - CONCENTRATION OF CREDIT RISK

(i) Customers and Credit Concentrations

Five (5) customers accounted for 33.0%, 16.5%, 11.3%, 8.2% and 7.0% of net sales for the year ended December 31, 2008 and four (4) customers accounted for 38.8%, 20.7%, 12.9% and 11.7% of the total accounts receivable as of December 31, 2008, respectively. Three (3) customers accounted for 71.1%, 11.7% and 3.8% of net sales for the year ended December 31, 2007 and three (3) different customers accounted for 83.1%, 5.4% and 5.1% of the total accounts receivable as of December 31, 2007, respectively.

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

NOTE 21 - SUBSEQUENT EVENTS

Notes Payable

In January 2009, the Company executed a forbearance agreement with a note holder whereby the note holder agrees to forbear his rights under the promissory note until March 31, 2009. Per the terms of the agreement, the Company made a $10,000 payment to the note holder in January 2009 and issued 500,000 shares of restricted common stock, at $0.07 per share, to the note holder to be held in escrow with the note holder’s attorney. The escrow shares will be returned to the Company contingent upon the payment of the remaining note balance and accrued interest to the note holder by the Company by March 31, 2009 (see Note 10).

In January 2009, the Company executed a promissory note for $225,000, bearing interest at 10% per annum, maturing on January 23, 2012. Per the terms of the promissory note, a note holder of a $100,000 convertible note, executed in July 2008, rolled the convertible note balance and accrued interest owed into a purchase of nine units with each unit consisting of a 10% promissory note of $25,000 for a total of $225,000 and 82,000 shares of the Company’s common stock, valued at $0.06, for a total of 738,000 shares of common stock. An additional loan to the Company, in January 2009, of $100,000 by the note holder was included as part of the purchase of the nine units (see Note 8). The shares were issued in February 2009.