Form 10-Q
period 2009-03-31
StrikeForce Technologies Inc.
filed 2009-05-20
CIK 1285543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

 X .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

     .

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer      .   Accelerated Filer      .       Non-Accelerated Filer      .       Smaller Reporting Company  X .

Indicate by check whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act).  Yes      . No  X .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 5, 2009, the issuer had 18,566,624 outstanding shares of Common Stock.

STRIKEFORCE TECHNOLOGIES, INC.

FORM 10-Q

March 31, 2009

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRIKEFORCE TECHNOLOGIES, INC.

MARCH 31, 2009 AND 2008

STRIKEFORCE TECHNOLOGIES, INC.

BALANCE SHEETS

ASSETS

	March 31, 2009	December 31, 2008
	(Unaudited)
Current Assets:
Cash and cash equivalents	$1,070	$43,030
Restricted cash	27,887	80,737
Accounts receivable	38,836	38,535
Current portion of deferred royalties	233,798	326,808
Prepayments and other current assets	2,858	-
Total current assets	304,449	489,110

Property and equipment, net	9,178	11,027
Deferred royalties, net of current portion	1,143,012	1,127,935
Website development cost, net	1,019	1,720
Patents	4,329	4,329
Security deposit	8,684	8,684
Total Assets	$1,470,671	$1,642,805

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Derivative financial instruments	$243,117	$510,689
Current maturities of convertible notes payable, net of discount of $49,086
and $67,335, respectively	1,071,426	1,163,177
Current maturities of convertible notes payable - related parties	419,255	419,255
Current maturities of notes payable	190,208	200,208
Current maturities of notes payable - related parties	696,000	696,000
Capital leases payable	5,532	5,532
Accounts payable	915,945	899,387
Accrued expenses	1,858,288	1,739,530
Payroll taxes payable	53,481	53,481
Due to factor	209,192	209,192
Due to employees	49,953	49,877
Total current liabilities	5,712,397	5,946,328

Convertible secured notes payable	672,167	672,167
Notes payable, net of current maturities and discount of $60,885 and $0, respectively	1,964,115	1,750,000
Total Liabilities	8,348,679	8,368,495

Commitments and contingencies

Stockholders' Deficit
Preferred stock at $0.10 par value; 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.0001 par value; 100,000,000 shares authorized;
18,366,624 and 17,121,124 shares issued and outstanding, respectively	1,837	1,712
Additional paid-in capital	11,315,317	11,193,081
Accumulated deficit	(18,195,162)	(17,920,483)
Total Stockholders' Deficit	(6,878,008)	(6,725,690)
Total Liabilities and Stockholders' Deficit	$1,470,671	$1,642,805

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

Revenues	$83,266	$50,235

Cost of sales	21,514	22,779

Gross profit	61,752	27,456

Operating expenses:
Selling, general and administrative expenses	347,486	472,211
Research and development	105,041	100,269
Total operating expenses	452,527	572,480

Loss from operations	(390,775)	(545,024)

Other (income) expense:
Interest income	(309)	-
Interest expense	1,924	146,516
Financing expense	152,346	255,889
Derivative instruments (income) expense, net	(267,572)	(1,092,468)
Forgiveness of debt	(2,485)	(126,250)
Total other (income) expense	(116,096)	(816,313)

Net income (loss)	$(274,679)	$271,289

Net income (loss) per common share - basic and diluted	$(0.02)	$0.03

Weighted average number of common shares outstanding - basic and diluted	18,145,681	9,999,999

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2008

	Common stock at $0.0001 par value		Additional		Total
			Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2007	9,999,999	$1,000	$10,759,732	$(16,376,450)	$(5,615,718)

Issuance of shares of common stock for consulting services	10,500	1	1,359		1,360

Issuance of shares of common stock for financing	7,110,546	711	187,098		187,809

Issuance of warrants in connection with promissory notes payable	-	-	44,321	-	44,321

Issuance of stock options for employee stock option compensation	-	-	200,571	-	200,571

Fractional shares due to rounding related to reverse stock split	79	-	-	-	-

Net loss	-	-	-	(1,544,033)	(1,544,033)

Balance at December 31, 2008	17,121,124	$1,712	$11,193,081	$(17,920,483)	$(6,725,690)

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD ENDED MARCH 31, 2009

			Additional		Total
	Common stock at $0.0001 par value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2008	17,121,124	$1,712	$11,193,081	$(17,920,483)	$(6,725,690)

Issuance of shares of common stock for consulting services	7,500	1	499		500

Issuance of shares of common stock for financing	1,238,000	124	111,296		111,420

Issuance of warrants in connection with promissory notes payable	-	-	-	-	-

Issuance of stock options for employee stock option compensation	-	-	10,441	-	10,441

Net loss	-	-	-	(274,679)	(274,679)

Balance at March 31, 2009	18,366,624	$1,837	$11,315,317	$(18,195,162)	$(6,878,008)

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net income (loss)	$(274,679)	$271,289
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	2,550	4,189
Forgiveness of debt	3,050	(126,250)
Discount on notes payable	-	145,000
Amortization of discount on convertible notes	18,249	24,812
Amortization of deferred royalties	77,933	74,157
Mark to market on derivative financial instruments	(267,572)	(1,092,468)
Issuance of stock options for employee stock option compensation	10,441	104,675
Issuance of common stock, options and warrants for consulting services	500	-
Issuance of common stock and warrants for financing expense	45,000	4,350
Changes in operating assets and liabilities:
Accounts receivable	(301)	517
Prepaid expenses	(2,858)	(9,829)
Accounts payable	16,558	15,797
Accrued expenses	146,243	172,655
Common stock to be issued	-	123,778
Amount received from (paid to) employees	76	(48,326)
Net cash used in operating activities	(224,810)	(335,654)

Cash flows from investing activities:
Change in restricted cash	42,850	(975,000)
Net cash provided by (used in) investing activities	42,850	(975,000)

Cash flows from financing activities:
Proceeds from notes payable	150,000	150,000
Proceeds from notes payable, net of discount of $170,000 in 2008, in the form of restricted cash	-	1,305,000
Proceeds from notes payable - related parties	-	70,000
Payments of convertible notes payable - related parties	-	(54,936)
Payments of notes payable	(10,000)	(117,500)
Payments of convertible notes payable	-	(6,000)
Payments of notes payable - related parties	-	(25,000)
Net cash provided by financing activities	140,000	1,321,564

Net change in cash	(41,960)	10,910

Cash and cash equivalents at beginning of period	43,030	16,307

Cash and cash equivalents at end of period	$1,070	$27,217

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$293,788	$146,516
Income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable into common stock	$-	$-
Issuance of promissory note for consulting services	$-	$-
Issuance of warrants for convertible notes	$-	$-
Issuance of warrants for promissory notes	$-	$-

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

MARCH 31, 2009 and 2008

NOTES TO THE FINANCIAL STATEMENTS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim period

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto contained in the Report on Form 10-K of the Company as filed with the United States Securities and Exchange Commission (“SEC”) on March 31, 2009.  Interim results are not necessarily indicative of the results for the full year.

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

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company had no recorded bad debt expense for the three months ended March 31, 2009 and 2008, respectively. There were no allowances for doubtful accounts at March 31, 2009 or 2008.

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

Patents

All costs incurred to the point when a patent application is to be filed are expensed as incurred as research and development cost. Patent application costs, generally legal costs, thereafter incurred are capitalized. Patents are amortized over the expected useful lives of the patents, which is generally 17 to 20 years for domestic patents and 5 to 20 years for foreign patents, once the patents are granted or are expensed if the patent application is rejected. The costs of defending and maintaining patents are expensed as incurred. As of March 31, 2009, the Company capitalized $4,329 in patent application costs as incurred with no amortization due to the fact that the patent applications are still pending.

Impairment of long-lived assets

Long-lived assets, which include property and equipment, deferred royalties, website development cost and patents are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable or the useful life is shorter than originally estimated.

The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives. The Company determined that there was no impairment based on management’s evaluation at March 31, 2009 or 2008.

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash, trade accounts receivable, prepayments, accounts payable, accrued expenses, payroll taxes payable, due to factor and due to employees, approximate their fair values because of the short maturity of these instruments.  The Company’s notes payable and capital leases payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2009 and 2008.

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

Derivatives

The Company accounts for derivatives in accordance with SFAS No. 133 and the related interpretations. SFAS No. 133, as amended, requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation. At March 31, 2009, the Company had not entered into any transactions which were considered hedges under SFAS No. 133.

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

	March 31,	March 31,
	2009	2008
Risk-free interest rate	2.2% - 3.1%	4.0% - 5.2%
Dividend yield	0.00%	0.00%
Expected volatility	60% - 158%	200% - 400%
Expected option life	5 - 10 years	5 - 10 years

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs shown in the table above for 2009 and 2008 are as follows:

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

Software development costs

Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”) requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers.  Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life.  To date, all costs have been accounted for as research and development costs and no software development cost has been capitalized.  Total research and development costs for the three months ended March 31, 2009 and 2008 were $105,041 and $100,269, respectively.

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic loss per share is computed by taking net loss divided by the weighted average number of common shares outstanding for the period.  Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt, which excludes 1,427,297 shares of stock options, 1,488,743 shares of common stock issuable under warrants and 1,920,509 shares of common stock issuable under the conversion feature of the convertible notes payable for the three months ended March 31, 2009, and 609,817 shares of common stock to be issued, 2,539,088 shares of stock options, 1,161,577 shares of common stock issuable under warrants and 2,407,708 shares of common stock issuable under the conversion feature of the convertible notes payable for the three months ended March 31, 2008, respectively. These potential shares of common stock were not included as they were anti-dilutive.

Recently issued accounting pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the year ending December 31, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement:

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

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The purpose of this standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements.  SFAS 162 categorizes accounting pronouncements in a descending order of authority.  In the instance of potentially conflicting accounting principles, the standard in the highest category must be used.  This statement will be effective 60 days after the SEC approves the Public Company Accounting and Oversight Board’s related amendments.  The Company believes that SFAS 162 will have no impact on their existing accounting methods.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include the required disclosures in its quarter ending June 30, 2009.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $18,195,162 and a working capital deficiency of $5,407,948 at March 31, 2009 and had a net loss and cash used in operations of $274,679 and $224,810 for the three months ended March 31, 2009, respectively.

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

Management expects cash flows from operating activities to improve by the second half of 2009, primarily as a result of certain contracts, although there can be no assurance that such contracts will materialize in revenue sufficient to meet operating expenses and fund future operations.  The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If it fails to generate positive cash flows or obtain additional financing when required, it may have to modify, delay or abandon some or all of its business and expansion plans.

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

As of March 31, 2009 the options to purchase 253,000 shares that vested at issuance are valued (as fixed) at $1,066,395, the options to purchase 253,000 shares that vested at September 11, 2005 are valued (as fixed) at $1,529,132, and the options to purchase the final 254,000 shares (which vested on September 11, 2006) are valued (as fixed) at $264,160. The deferred royalties are being amortized over the term of the original NetLabs Agreement of ten (10) years which will terminate on August 31, 2013.  At March 31, 2009, the total value of the deferred royalties, net of accumulated amortization of $1,482,877, is $1,376,810.  For the three months ended March 31, 2009 and 2008, $77,933 and $74,157 of royalties were expensed, respectively.

The following table summarizes the annual amounts of deferred royalties that are amortized to general and administrative expenses over the next four (4) years:

2009	$233,798
2010	311,731
2011	311,731
2012	311,731
2013	207,819
Total deferred royalties	$1,376,810
Less current portion	(233,798)
Deferred royalties, net of current portion	$1,143,012

NOTE 5 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
(1) Convertible note bearing interest at 8% per annum maturing on March 28, 2008, with a conversion price of $9.00 per share. As of March 31, 2009, the Company and the note holder are in discussions regarding a settlement of the note balance.	235,000	235,000
(2) Convertible non-interest bearing note, having a conversion price of $9.00 per share and maturing on June 30, 2006. In January 2007, the Company agreed to make periodic payments in order to repay the note in full by June 30, 2009.	7,000	7,000
(3) Convertible notes bearing interest at 8% per annum with a conversion price of $9.00 per share. In December 2008 the notes were extended to mature on June 30, 2009.	50,000	50,000

(4) Convertible note bearing interest at 8% per annum maturing on July 27, 2008, with a conversion price of $9.00 per share.  In December 2008 the note was extended to June 30, 2009. In January 2009, the note holder combined the note balance and accrued interest owed into a purchase of nine units, each unit consisting of a 10% promissory note of $25,000 for a total of $225,000, maturing January 23, 2012 and 82,000 shares of the Company’s common stock. An additional loan to the Company, in January 2009, of $100,000 by the note holder was included as part of the purchase of the nine units (see Notes 7 and 11).

	-	100,000
(5) Convertible note bearing interest at 8% per annum maturing on March 15, 2008, with a conversion price of $9.00 per share. In July 2008, the Company, the note holder and the Company’s investor group agreed upon a settlement whereby the debt shall be assigned to the investor group by the Company and the investor group shall repay the agreed upon settlement amount to the note holder, in installments, through February 2009. The investor group made payments totaling $45,000 to the note holder from July 2008 to January 2009 (see Note 13).	55,000	65,000
(6) Convertible note bearing interest at 9% per annum maturing on June 9, 2009, with a conversion price of $1.40 per share.	200,000	200,000
(7) Convertible note bearing interest at 9% per annum maturing on September 29, 2009, with a conversion price of $0.80 per share.	150,000	150,000

(8) Six units, sold in February 2007 to six individuals, each consisting of an 18% convertible note of $16,667 for a total of $100,000, maturing August 31, 2007, with a conversion price of $0.50 per share and 6,667 bonus shares of the Company’s common stock, per individual, valued at $0.3988, for a total of 40,000 shares of common stock. Six months of prorated interest of $8,729, was due at closing and paid to the note holders. In November 2007 the notes were extended to April 30, 2008. Per the terms of the extensions, the Company repaid 20% of the note balances in November 2007. Of the remaining balances, 20% was due by January 31, 2008 and 60% plus accrued interest was due by April 30, 2008. The payments have been extended by the Company. In conjunction with the November extensions, the note holders shall receive an aggregate total of 20,000 shares of the Company’s common stock per month (“extension shares”) with a value based on the closing market price of the stock on the 18th of each month. In June 2008, the Company paid $9,768 against the six notes. In November 2008, the Company and the six note holders agreed to an amendment to the unit purchase agreements whereby the open note balances, accrued interest and shares of common stock recorded but not yet issued were forgiven and cancelled.  The Company also issued 320,928 warrants with an exercise price of $0.20 per share, expiring December 22, 2012 to five of the note holders. As of March 31, 2009, one note holder has not yet agreed to the final settlement balance and his note balance of $3,512 remains open. For the three months ended March 31, 2009 and 2008, the Company expensed $0 and $18,000, respectively, of financing expenses related to the shares issued for the note extensions and settlement (see Note 11).

	3,512	3,512
(9) Convertible note executed in May 2007 bearing interest at 9% per annum maturing on May 1, 2009, with a conversion price of $0.35 per share. The Company issued 57,143 warrants with an exercise price of $0.70 per share and an expiration date of May 1, 2009. In May 2009 the note was extended to November 1, 2009.	100,000	100,000
(10) Convertible notes executed in June 2007 bearing interest at 8% per annum maturing on June 29, 2009, with a conversion price of $0.20 per share. The Company issued 100,000 warrants with an exercise price of $0.40 per share and an expiration date of June 29, 2009.	100,000	100,000
(11) Convertible note executed in July 2007 bearing interest at 8% per annum maturing on July 2, 2009, with a conversion price of $0.20 per share. The Company issued 100,000 warrants with an exercise price of $0.40 per share and an expiration date of July 2, 2009.	100,000	100,000
(12) Convertible notes executed in August 2007 bearing interest at 9% per annum maturing on August 9, 2009, with a conversion price of $0.25 per share. The Company issued 96,000 warrants with an exercise price of $0.40 per share and an expiration date of August 9, 2010.	120,000	120,000
	$1,120,512	$1,230,512
	(1,230,512)	(1,230,512)
	$-	$-

Interest expense for the convertible notes payable for the three months ended March 31, 2009 and 2008 was $23,499 and $35,852, respectively.

NOTE 6 - CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

Convertible notes payable – related parties at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
(1) Convertible note executed in November 2003 with the VP of Technology bearing interest at the prime rate plus 2% per annum with an extended maturity date of June 30, 2009, and a conversion price of $10.00 per share. The Company issued 500 warrants with an exercise price of $10.00 per share expiring November 10, 2013.	$50,000	$50,000
(2) Convertible note executed in January 2004 with the VP of Technology bearing interest at the prime rate plus 4% per annum with an extended maturity date of July 1, 2009, and a conversion price of $10.00 per share. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	7,500	7,500
(3) Convertible notes executed in February, June, September 2004 and August 2005 with the CEO bearing interest at an amended rate of 8% per annum with an extended maturity date of June 30, 2009, and a conversion price of $10.00 per share. The Company issued 1,800 warrants with an exercise price of $10.00 per share and expiration dates of February 4, 2014, September 7, 2014 and August 16, 2015.	230,000	230,000
(4) Convertible notes executed in August, and September 2005 with a Software Developer bearing interest at 8% per annum with an extended maturity date of June 30, 2009, and a conversion price of $10.00 per share. The Company issued 150 warrants with an exercise price of $10.00 per share and expiration dates of August 26, 2015 and September 29, 2015.	15,000	15,000
(5) Convertible note executed in September 2005 with a relative of the Chief Financial Officer bearing interest at 8% per annum with an extended maturity date of June 30, 2009, and a conversion price of $10.00 per share. The Company issued 50 warrants with an exercise price of $10.00 per share and an expiration date of December 7, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	5,000	5,000
(6) Convertible note executed in December 2005 with a Software Developer bearing interest at 8% per annum with an extended maturity date of June 30, 2009, and a conversion price of $10.00 per share. The Company issued 100 warrants with an exercise price of $10.00 per share and an expiration date of December 6, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	10,000	10,000
(7) Convertible notes executed in December 2005 and January 2006 with the Office Manager bearing interest at 8% per annum with an extended maturity date of June 30, 2009, and a conversion price of $10.00 per share. The Company issued 800 warrants with an exercise price of $10.00 per share and expiration dates of December 28, 2015 and January 9, 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	58,755	58,755
(8) Convertible notes executed in January and February 2006 with the CEO bearing interest at an amended rate of 8% per annum with an extended maturity date of June 30, 2009, and a conversion price of $10.00 per share. The Company issued 380 warrants with an exercise price of $10.00 per share and expiration dates of January 18, 2016 and February 28, 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	38,000	38,000
(9) Convertible note executed in March 2006 with a Software Developer bearing interest at 8% per annum with an extended maturity date of June 30, 2009, and a conversion price of $7.50 per share. The Company issued 50 warrants with an exercise price of $10.00 per share and an expiration date of March 6, 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	5,000	5,000
	$419,255	$419,255
Less current maturities	(419,255)	(419,255)
	$-	$-

At March 31, 2009 and 2008, accrued interest due for the convertible notes – related parties was $128,916 and $94,916, respectively, and is included in accrued expenses in the accompanying balance sheet. Interest expense for convertible notes payable – related parties for the three months ended March 31, 2009 and 2008 was $7,968 and $8,895, respectively.

NOTE 7 - NOTES PAYABLE

Notes payable at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008

(1) One unit consisting of a $100,000 promissory note and 20,000 shares of the Company’s common stock, at $1.40, sold in May 2006. The note bears interest at 9% per annum and matured on August 28, 2006. Because the note was not fully repaid within a twenty (20) day grace period after the maturity date, the remaining outstanding principal and accrued and unpaid interest was convertible into shares of common stock of the Company at the sole option of the holder, at a conversion price equal to the lesser of (a) $2.20 or (b) ninety percent (90%) of the lowest VWAP, as defined, of the common stock during the thirty (30) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP. The Company paid a placement agent fee of $7,000 relating to the promissory note. In January 2008, the Company executed a Forbearance Agreement with YA Global, the note holder, whereby YA Global has agreed to forbear from exercising its rights under the secured convertible debentures through February 27, 2008. The terms of the Forbearance Agreement also include a reduction in the YA Global Fixed Conversion Price to $0.065. In February 2008, the Forbearance Agreement was further extended to May 15, 2008. In May 2008, the Company executed a Forbearance Agreement with YA Global, the note holder, whereby YA Global has agreed to forbear from exercising its rights under the secured convertible debentures through October 15, 2008. In April 2009, the note was extended to December 31, 2010 and is not convertible until August 20, 2009.

	$100,000	$100,000

(2)  Promissory note executed in June 2007, bearing interest at 9% per annum, maturing on December 14, 2007.  In December 2007, the Company repaid $5,000 of the principal to the note holder and the note was extended to January 31, 2008. In January 2009, the note holder executed a forbearance agreement whereby he agreed to forbear his rights under the promissory note until March 31, 2009. Per the terms of the agreement, the Company made a $10,000 payment to the note holder in January 2009 and issued 500,000 shares of restricted common stock, at $0.07 per share, to be held in escrow with the note holder’s attorney. Per the terms of the forbearance agreement, the escrow shares were released to the note holder in April 2009 (see Note 11).

	35,000	45,000
(3) Promissory note executed in January 2008, bearing interest at 8% per annum, maturing on December 31, 2008. In September 2008 the note was extended to December 31, 2008. The Company made a payment of $94,792 to the note holder in December 2008. In December 2008, the note was extended to June 30, 2009.	5,208	5,208
(4) Promissory note executed in January 2008, bearing interest at 18% per annum, maturing on July 31, 2008. In July 2008 the note was extended to December 31, 2008. In December 2008, the note was extended to June 30, 2009.	50,000	50,000
(5) Seventy units, sold in 2008, with each unit consisting of a 10% promissory note of $25,000, maturing three years from the execution date and with a 10% discount rate, and 82,000 non-dilutable (for one year) restricted shares of the Company’s common stock, at market price.	1,750,000	1,750,000

(6) Promissory note executed in January 2009 for $225,000, bearing interest at 10% per annum, maturing on January 23, 2012. Per the terms of the promissory note, a note holder of a $100,000 convertible note, executed in July 2008, rolled the convertible note balance and accrued interest owed into a purchase of nine units with each unit consisting of a 10% promissory note of $25,000 for a total of $225,000 and 82,000 shares of the Company’s common stock, valued at $0.06, for a total of 738,000 shares of common stock (see Note 11). An additional loan to the Company, in January 2009, of $100,000 by the note holder was included as part of the purchase of the nine units (see Note 5). The shares were issued in February 2009.

	225,000	-

(7) Promissory note executed in March 2009 for $50,000, bearing interest at 10% per annum, maturing on March 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price.   The shares were issued in April 2009. In April 2009, the Company signed an agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company. In April 2009, sales proceeds of $4,868 were applied to the note balance (see Note 15).

	50,000	-
	$2,215,208	$1,950,208
Less current maturities	(190,208)	(200,208)
	$2,025,000	$1,750,000

Interest expense for notes payable for the three months ended March 31, 2009 and 2008 was $52,886 and $33,275, respectively.

NOTE 8 - NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
(1) Promissory notes executed with the CEO bearing interest at an amended rate of 8% per annum with an extended maturity date of June 30, 2009.	$504,000	$504,000
(2) Promissory note executed in May 2006 with the CEO bearing interest at 9% per annum with an extended maturity date of June 30, 2009. The Company issued 20,000 warrants with an exercise price of $1.30 per share and an expiration date of May 25, 2011. The fair value of the warrants issued was $24,300.	100,000	100,000
(3) Promissory note executed in February 2007 with the CEO bearing interest at 8% per annum with an extended maturity date of June 30, 2009. The Company issued 8,800 warrants with an exercise price of $0.50 per share and an expiration date of February 21, 2012. The fair value of the warrants issued was $3,758.	22,000	22,000
(4) Promissory notes executed in February 2008 with the former President bearing interest at 8% per annum with a maturity date of February 28, 2009. Per the terms of a settlement agreement reached with the former President in April 2009, the notes shall be repaid by monthly payments of $7,500 each. An initial payment of $12,500 was paid in April 2009 (see Note 15).	70,000	70,000
	$696,000	$696,000
Less current maturities	(696,000)	(696,000)
	$-	$-

Interest expense for notes payable - related parties for the three months ended March 31, 2009 and 2008 was $13,976 and $13,636, respectively.

NOTE 9 - CONVERTIBLE SECURED NOTES PAYABLE

Convertible secured notes payable consisted of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
YA Global (formerly Cornell)	$427,447	427,447
Highgate House Funds, Ltd.	244,720	244,720
Total convertible secured notes payable	$672,167	672,167

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

Interest expense for the convertible secured notes payable for the three months ended March 31, 2009 and 2008 was $12,718 and $12,859, respectively.

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

In April 2009, the YA Global and Highgate secured convertible debentures were extended to December 31, 2010. Per the terms of the extension, the security deposit of $171,671 paid in March 2008 and the extension payment of $22,711 paid in May 2008 were applied to the YA Global debenture resulting in a remaining note balance of $233,065. The balance of the Highgate debenture remained $244,720 (see Note 15).

In April 2009, the Company executed a secured convertible debenture with YA Global for $277,920, maturing on December 31, 2010. The debenture, which is not interest bearing, represents accrued interest owed on the existing YA Global and Highgate secured convertible debentures through April 23, 2009 (see Note 15).

In April 2009, YA Global notified the Company that the April 2005 YA Global and May 2005 Highgate secured convertible debentures, related documents and the subsequent forbearance agreements have been assigned to Citco Global Custody NV as of April 24, 2009 (see Note 15).

Conversions to Common Stock

For the three months ended March 31, 2009 and 2008, YA Global had no conversions.

For the three months ended March 31, 2009 and 2008, Highgate had no conversions.

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

Issuance of Stock for Services

In August 2005, the Company entered into a retainer agreement with an attorney, whereas the attorney will act as in house counsel for the Company with respect to all general corporate matters.  The agreement is at will and required a payment of 1,000 shares of common stock, valued at $9.00 per share, due upon execution.  The certificate for the 1,000 shares of common stock was issued in October 2005. Commencing on September 1, 2005, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market.  For the three months ended March 31, 2009, the Company issued 7,500 shares of common stock, valued at $500, all of which has been expensed as legal fees, related to the agreement.

In December 2007, the Company executed a consulting agreement with a financial advisor whereby the consultant will provide introduction of potential investors to the Company. As compensation for the services, the consultant shall receive a monthly fee in the amount of $5,000. The agreement can be terminated by either party by providing the other party with thirty days advance written notice. The consultant received 500,000 shares of the Company’s common stock, valued at $0.065 per share. The shares are restricted and have piggyback registration rights upon the next registration statement filed by the Company. In April 2009, the Company and the consultant executed a new agreement that increases the monthly fee to $7,000 (see Note 15).

Issuance of Stock for Financing

In January 2008, the Company recorded 1,000,000 shares of common stock, valued at $0.0092 per share, issuable to an individual as consideration for a promissory note executed in January 2008 (see Note 7). The shares have Rule 144 piggyback registration rights. In 2008, the Company expensed $9,200 of financing expenses related to the shares which were issued in November 2008.

In accordance with a term sheet executed with an investment firm in January 2008, the Company sold 70 units to twenty-seven investors between January and December 2008. In 2008, the Company issued 5,740,000 shares of common stock, valued at $0.011 to $0.08 per share, issuable to the investors per the terms of the agreement (see Note 13). All of the shares recorded relating to the term sheet are non-dilutable and have Rule 144 piggyback registration rights.  For the three months ended March 31, 2009 and 2008, the Company expensed $0 and $90,344, respectively, of financing expenses related to the shares.

In December 2008, the Company issued 290,695 shares of common stock, valued at $0.095 per share, issuable to five note holders and the placement agent per an amendment executed in November 2008 to the February 2007 unit purchase agreements. Per the amendment, the shares of common stock recorded but not yet issued were forgiven and cancelled. The 240,000 shares of common stock recorded from December 2007 through September 2008 were cancelled in December 2008 and $46,800 in financing expense was reversed. For the three months ended March 31, 2009 and 2008, the Company expensed $0 and $18,000, respectively, of financing expenses related to the shares issued for the note extensions and settlement.

In December 2008, the Company cancelled 60,000 shares of common stock, recorded but not yet issued, issuable to a note holder and the placement agent per an amendment executed in November 2008 to the April 2007 unit purchase agreement. Per the amendment, the shares of common stock recorded but not yet issued were forgiven and cancelled. The 60,000 shares of common stock recorded from December 2007 through September 2008 were cancelled in December 2008 and $11,700 in financing expense was reversed. For the three months ended March 31, 2009 and 2008, the Company expensed $0 and $4,500, respectively, of financing expenses related to the shares issued for the note extensions.

In December 2008, the Company issued 59,384 shares of common stock, valued at $0.095 per share, issuable to two remaining note holders per an amendment executed in November 2008 to the July 2006 unit purchase agreements. Per the amendment, the shares of common stock recorded but not yet issued were forgiven and cancelled. The 19,618 shares of common stock recorded from December 2007 through September 2008 were cancelled in December 2008 and $3,836 in financing expense was reversed. For the three months ended March 31, 2009 and 2008, the Company expensed $0 and $1,547, respectively, of financing expenses related to the shares issued for the note extensions and settlement.

In January 2009, the Company executed a forbearance agreement with a note holder whereby the note holder agrees to forebear his rights under the promissory note until March 31, 2009. Per the terms of the agreement, the Company made a $10,000 payment to the note holder in January 2009 and issued 500,000 shares of restricted common stock, at $0.07 per share, to the note holder to be held in escrow with the note holder’s attorney. Per the terms of the forbearance agreement, the escrow shares were released to the note holder in April 2009 (see Note 7). Effective March 31, 2009, the note holder retains the right to accept shares of the Company’s common stock in lieu of the Company’s indebtedness. For the three months ended March 31, 2009 and 2008, the Company expensed $45,000 and $0, respectively, of financing expenses related to the shares.

In January 2009, the Company executed a promissory note for $225,000, bearing interest at 10% per annum, maturing on January 23, 2012. Per the terms of the promissory note, the note holder of a $100,000 convertible note, executed in July 2008, rolled the convertible note balance and accrued interest owed into a purchase of nine units with each unit consisting of a 10% promissory note of $25,000 for a total of $225,000 and 82,000 shares of the Company’s common stock, valued at $0.06, for a total of 738,000 shares of common stock. An additional loan to the Company, in January 2009, of $100,000 by the note holder was included as part of the purchase of the nine units (see Notes 5 and 7). The shares were issued in February 2009. For the three months ended March 31, 2009 and 2008, the Company expensed $5,535 and $0, respectively, of financing expenses related to the shares.

In March 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on March 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The shares were issued in April 2009.

Issuance of Warrants for Financing and Services

In connection with convertible notes, promissory notes, note settlements and consulting agreements executed between August 2003 and December 2008, the Company issued (i) warrants for 1,192,517 shares to note holders and (ii) warrants for 175,950 shares to consultants, all of which have been earned upon issuance. The fair value of these warrants granted, estimated on the date of grant, was $814,955, which has been recorded as additional paid-in capital, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected warrant life (year)	2.00 to 5.00
Expected volatility	60% to 400%
Risk-free interest rate	1.40% to 5.16%
Dividend yield	0.00%

The table below summarizes the Company’s warrants activity for the three months ended March 31, 2009:

	Number of Warrant hares	Exercise Price Range Per Share		Weighted Average Exercise Price	Fair Value at Date of Issuance Contractual Term		Intrinsic Value (in thousands)

Balance, January 1, 2008	953,360	$0.10	$10.00	$1.086	$770,635	$	---
Granted	415,107	$0.20	$.025	$0.202	$44,320	$	---
Cancelled	-	$-	$-	$-	$-	$	---
Balance, December 31, 2008	1,368,467	$0.10	$10.00	$0.818	$814,955	$	---
Balance, March 31, 2009	1,368,467	$0.10	$10.00	$0.818	$814,955	$	---
Earned and Exercisable, March 31, 2009	1,368,467			$0.818	$814,955	$	---

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2009:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted- Average Exercise rice
$10.00	8,050	5.00	$10.000	8,050	$10.000
$1.00 - $5.00	281,417	2.00	2.436	281,417	2.436
$0.10 - $0.80	1,079,000	2.00	0.325	1,079,000	0.325

	1,368,467	3.00	$0.818	1,368,467	$0.818

NOTE 12 - STOCK BASED COMPENSATION

In September 2004, the stockholders approved the Equity Incentive Plan for its employees (“Incentive Plan”), effective April 1, 2004. Of the total authorized for issuance at March 31, 2009, 98,572,703 shares were available for future issuance.

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

The table below summarizes the Company’s Incentive Plan stock option activity through March 31, 2009:

	Number of Option Shares	Exercise Price Range Per Share		Weighted Average Exercise Price	Weighted Average Remaining (in years) Contractual Term	Aggregate Intrinsic Value (in thousands)

Balance, January 1, 2008	2,539,088		$0.08 - $ 10.00	$1.050		$ ---
Granted	-	$	- - $ -	$-		$ ---
Cancelled	1,111,791		$0.15 - $ 10.00	$1.823		$ ---
Balance, December 31, 2008	1,427,297		$0.08 - $ 10.00	$0.448		$ ---
Balance, March 31, 2009	1,427,297		$0.08 - $ 10.00	$0.448		$ ---
Vested and Exercisable, March 31, 2009	1,397,852			$0.448		$ ---

As of March 31, 2009, an aggregate of 1,427,297 options were outstanding under the incentive plan.  The exercise price for 37,500 options is $10.00, for 105,000 options is $1.00, for 9,231 is $0.375, for 15,705 is $0.24, for 16,388 options is $0.23, for 325,577 options is $0.20, for 171,131 options is $0.17, for 259,743 options is $0.15 and 487,022 options is $0.08. As of March 31, 2008, an aggregate of 2,539,088 options were outstanding under the incentive plan.  The exercise price for 183,000 options was $10.00, for 10,000 options was $5.00, for 277,500 options was $1.00, for 34,810 options was $0.99, for 40,543 options was $0.85, for 49,231 options was $0.70, for 49,372 options was $0.698, for 202,308 was $0.50, for 55,812 was $0.45, for 91,898 was $0.375, for 78,526 was $0.24, for 155,184 options was $0.23, for 377,308 options was $0.20, for 186,832 options was $0.17, for 259,743 options was $0.15 and for 487,021 options was $0.08. At March 31, 2009, there were 1,397,852 vested incentive plan stock options outstanding of which 487,019 options are exercisable at $0.08, 259,744 options are exercisable at $0.15, 171,132 options are exercisable at $0.17, 304,744 options are exercisable at $0.20, 16,388 options are exercisable at $0.23, 15,705 options are exercisable at $0.24, 9,231 options are exercisable at $0.375, 96,250 options are exercisable at $1.00 and 37,639 options are exercisable at $10.00.

As of March 31, 2009, there was $9,645 of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 12 months.

The following table summarizes information concerning outstanding and exercisable Incentive Plan options as of March 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$10.000	37,500	6.00	$10.000	37,639	$10.000
$1.000	105,000	8.00	1.000	96,250	1.000
$0.080 - $0.375	1,284,797	9.00	0.143	1,263,963	0.143

	1,427,297	7.67	$0.448	1,397,852	$0.448

Non-Incentive Plan Stock Option Grants

Since December 31, 2005, the Company has outstanding an aggregate of 761,889 non-plan, non-qualified options for non-employees with 760,000 exercisable at $3.60 and 1,889 exercisable at $9.00 yielding a weighted average exercise price of $3.613 and no outstanding incentive options outside of the Plan.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Payroll Taxes

As of March 31, 2009, the Company owes $53,481 of payroll taxes, of which approximately $45,000 are delinquent from the year ended December 31, 2003. The Company has also recorded $32,462 of related estimated penalties and interest on the delinquent payroll taxes.  Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available.

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

In November 2008, the Company executed a consulting agreement with a marketing firm whereby the firm shall provide the Company with a marketing and advertising strategy and also design the Company’s new web site and improve its internet presence. In November 2008, the Company’s investor group paid a retainer of $18,000 to the firm. In December 2008, the Company’s investor group paid the agreement Phase 1 fee of $17,500 to the firm (see Note 13 below). Phase 2 of the agreement is in progress and, upon its completion, the fee shall be $12,900. If the Company elects to proceed with the marketing firm once Phase 2 is completed, the monthly fee shall be $8,000. The Company has also agreed to pay a Success Fee to the firm in the amount of 5% of gross sales generated above the first $100,000 of gross sales of the Company’s GuardedID® product between November 2008 and December 2009. Either party may terminate the agreement by providing sixty days written notice to the other party.

Investor Group

In January 2008, the Company executed a term sheet with an investor group whereby the group will assist the Company on an ongoing best efforts basis in order for the Company to obtain financing of up to $2,500,000 in the form of up to 100 units, each unit containing a $25,000 promissory note and 62,000 non-dilutable (for one year), restricted shares of the Company’s common stock. The promissory notes shall have a three year term, bearing interest at 10% per annum, with a 10% discount rate. All funds received as a result of the sale of the units shall be held in an escrow account that shall be managed by the investor group’s assigned representative. Upon repayment of the Company’s open secured notes and receipt of a release of indebtedness from YA Global and Highgate, the intellectual property of the Company will be pledged to the note holders in the investor group until such time that the unsecured notes and accrued interest of the investor group are repaid in full. In January 2008, the Company sold 37 units to the investor group for a total of $925,000 in promissory notes with a discount of $92,500. In November 2008, the Company issued 2,294,000 shares of common stock in relation to the units sold. In February 2008, the Company sold 17 units to the investor group for a total of $425,000 in promissory notes with a discount of $42,500. In November 2008, the Company issued 1,054,000 shares of common stock in relation to the units sold. In March 2008, the Company sold 4 units to the investor group for a total of $100,000 in promissory notes with a discount of $10,000. In November 2008, the Company issued 248,000 shares of common stock in relation to the units sold. In April 2008, the Company sold 1 unit to the investor group for a total of $25,000 in promissory notes with a discount of $2,500. In November 2008, the Company issued 62,000 shares of common stock in relation to the unit sold. In May 2008, the Company executed an amendment to the term sheet whereby the number of restricted and non-dilutable shares of the Company’s common stock to be issued per unit sold was increased from 62,000 shares to 82,000 shares. The increase was applied retroactively to those investors who purchased units as of the date of the amendment. In November 2008, in accordance with the amendment, the Company issued 1,180,000 shares of the Company’s common stock, valued at $0.02 per share, and computed as 20,000 shares multiplied by 59 units to reflect the retroactive increase in the shares to be issued to the investors who purchased units as of the date of the amendment. In July 2008, the Company sold 1 unit to the investor group for a total of $25,000 in promissory notes with a discount of $2,500. In November 2008, the Company issued 82,000 shares of common stock in relation to the unit sold. In August 2008, the Company sold 6 units to the investor group for a total of $150,000 in promissory notes with a discount of $15,000. In November 2008, the Company issued 492,000 shares of common stock in relation to the units sold. In September 2008, the Company sold 2 units to the investor group for a total of $50,000 in promissory notes with a discount of $5,000. In November 2008, the Company issued 164,000 shares of common stock in relation to the units sold. In December 2008, the Company sold 2 units to the investor group for a total of $50,000 in promissory notes, with no discount, and the Company issued 164,000 shares of common stock in relation to the units sold (see Notes 7 and 11). The investor group advanced funds totaling $50,000 in February 2008, $280,000 in March 2008, $74,070 in April 2008, $80,000 in May 2008, $95,000 in June 2008, $125,000 in July 2008, $71,000 in August 2008, $77,000 in September 2008, $73,000 in October 2008, $86,000 in November 2008, $118,000 in December 2008, $15,000 in January 2009 and $25,000 in February 2009, respectively, to the Company. The funds being held in escrow are classified as restricted cash on the Company’s balance sheets.

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

In March 2008, the Company assigned a convertible promissory note in the amount of $75,000 to the investor group and the note holder agreed to an amount of $15,000 as full settlement of the note. The settlement amount was paid to the note holder by the investor group in March 2008.

In April 2008, the Company assigned a convertible promissory note in the amount of $125,000 to the investor group and the note holder agreed to an amount of $12,500 as full settlement of the note. The settlement amount was paid to the note holder by the Company in April 2008.

In April 2008, the Company executed an Assignment Agreement with the investor group whereby the Company has transferred ownership of a March 2008 receivable, in the amount of $22,520, to the investor group. The receivable was paid in May 2008.

In July 2008, the Company and a note holder agreed upon a settlement whereby a convertible promissory note in the amount of $100,000 shall be assigned to the investor group by the Company and the investor group shall repay the agreed upon settlement amount of $45,000 to the note holder, in installments, through February 2009. The investor group made payments of $10,000 in July 2008, $5,000 in September 2008, $15,000 in October 2008, $5,000 in December 2008 and $10,000 in January 2009 to the note holder (see Note 5).

In September 2008, the Company executed an Assignment and Settlement Agreement with a trade vendor whereby the Company has assigned the debt owed to the vendor, in the amount of $21,400, to the investor group.  Per the terms of the Settlement Agreement, the investor group remitted $5,000 to the vendor as full settlement of its indebtedness to the vendor.

In November 2008, the investor group paid a retainer of $18,000 to a marketing firm in relation to a consulting agreement the Company executed with the firm in November 2008 (see Note 13 above).

In December 2008, the investor group paid a fee of $17,500 to a marketing firm in relation to a consulting agreement the Company executed with the firm in November 2008 (see Note 13 above).

Due to Factor

In March 2007, the Company entered into a sale and subordination agreement with a factoring firm whereby the Company sold its rights to two invoices, from February 2007 and March 2007, totaling $470,200 to the factor.  Upon signing the agreement and providing the required disclosures, the factor remitted 65%, or $144,440, of the February 2007 invoice and a certain percentage of $53,010 of the March 2007 invoice to the Company.  The Company paid a $500 credit review fee to the factor relating to the agreement.  Per the terms of the agreement, once the Company’s client remits the invoice amount to the factor, the factor deducts a discount fee from the remaining balance of the factored invoices and forwards the net proceeds to the Company.  The discount fee is computed as a percentage of the face amount of the invoice as follows: 2.25% fee for invoices paid within 30 days of the down payment date with an additional 1.125% for each 15 day period thereafter. In September 2007, the February 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In December 2007, the March 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In February 2008, the Company and the factor have agreed to a total settlement amount of $75,000 to be paid by the Company to the factor in September 2008 unless both parties mutually agree to extend the due date. In September 2008, the Company and the factor reached a verbal agreement to extend the due date to December 31, 2008. The Company is pursuing an extension. As of March 31, 2009, the balance due to the factor by the Company was $209,192 including interest.

NOTE 14 - CONCENTRATION OF CREDIT RISK

Customers and Credit Concentrations

Revenue concentrations for the three months ended March 31, 2009 and 2008 and the Receivables concentrations at March 31, 2009 and December 31, 2008 are as follows:

	Net Sales for the Three Months Ended		Accounts receivable at
	March 31, 2009	March 31, 2008	March 31, 2009	December 31, 2008
Customer A	27.8%	34.6%	14.2%	20.7%
Customer B	18.0%	-%	51.5%	38.8%
Customer C	15.1%	-%	12.5%	-%
Customer D	13.3%	44.8%	10.5%	11.7%
Customer E	7.8%	10.1%	5.5%	4.8%
	82.0%	89.5%	94.2%	76.0%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

NOTE 15 - SUBSEQUENT EVENTS

Notes Payable

Promissory note executed in April 2009 for $50,000, bearing interest at 10% per annum, maturing on April 10, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price.  The shares were issued in April 2009. In April 2009, the Company signed an agreement whereby this note, and the March 2009 note executed with the same note holder, shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company (see Note 7).

Promissory note executed in April 2009 for $35,000, bearing interest at 15% per annum. Per the terms of the note, the note shall be repaid from the proceeds received from future debt and equity financing.

Convertible Secured Notes Payable

In April 2009, the YA Global and Highgate secured convertible debentures were extended to December 31, 2010. Per the terms of the extension, the security deposit of $171,671 paid in March 2008 and the extension payment of $22,711 paid in May 2008 were applied to the YA Global debenture resulting in a remaining note balance of $233,065. The balance of the Highgate debenture remained $244,720 (see Note 9).

In April 2009, the Company executed a secured convertible debenture with YA Global for $277,920, maturing on December 31, 2010. The debenture, which is not interest bearing, represents accrued interest owed on the existing YA Global and Highgate secured convertible debentures through April 23, 2009 (see Note 9).

In April 2009, YA Global notified the Company that the April 2005 YA Global and May 2005 Highgate secured convertible debentures, related documents and the subsequent forbearance agreements have been assigned to Citco Global Custody NV as of April 24, 2009 (see Note 9).

Consulting Agreement

In April 2009, the Company executed a consulting agreement with a financial advisor whereby the consultant will provide introduction of potential investors to the Company. The agreement replaces the December 2007 agreement executed with the consultant. As compensation for the services, the consultant shall receive a monthly fee in the amount of $7,000. The consultant shall defer payment until the Company achieves monthly net income before taxes of $20,000. The agreement can be terminated by either party by providing the other party with thirty days advance written notice (see Note 11).

Settlement Agreement

In April 2009, the Company executed a settlement agreement with its former President whereby the Company has agreed to make monthly payments of $7,500, beginning in June 2009, in order to repay promissory notes, accrued interest, deferred payroll and expenses in the amount of $139,575 owed to its former President. The Company paid an initial installment payment of $12,500 to its former President in April 2009. The payment was applied to the February 2008 promissory note balance owed to the Company’s former President (see Note 8).

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations. Important factors that could cause actual results to differ materially from our expectations are disclosed in this quarterly report as well as in our annual report on Form 10-K for the year ended December 31, 2008 as filed with the United States Securities and Exchange Commission (“SEC”) on March 31, 2009.

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

We completed the development of our ProtectID® platform at the end of June 2006 and we completed the core development of our keyboard encryption and anti-keylogger online product, GuardedID®, in December 2006, which is currently being sold and distributed. We are currently in Beta with our new GuardedID® Premium and Enterprise Editions, which protects Windows applications and other desktop data fields from keyloggers, which is a major development for the Company. We seek to locate customers in a variety of ways. These include contracts primarily with value added resellers and distributors (both inside the United States and globally), direct sales calls initiated by our internal staff, exhibitions at security and technology trade shows, through the media, consulting agreements and through our own and agent relationships. Our sales generate revenue either as an Original Equipment Manufacturer (OEM) model, through a Hosting/License agreement, bundled with other company’s products or through direct purchase by customers. We price our products for hosted consumer transactions based on the number of transactions in which our software products are utilized. We also price our products for business applications based on the number of users. These pricing models provide the Company with one-time, monthly, quarterly and yearly recurring revenues. We are also generating revenues from annual maintenance contracts, renewal fees and project an increase in revenues based upon the execution of various agreements that we have recently closed and are being implemented.

We generated all of our 2009 and 2008 revenues of $83,266, for the three months ended March 31, 2009, and $50,235, for the three months ended March 31, 2008, from the sales of our security products. We market our products to financial service firms, e-commerce companies, government agencies and the enterprise market in general and with virtual private networks, as well as technology service companies that service all the above markets. We seek such sales through our own direct efforts and primarily through distributors, resellers and third party agents. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in production installations and pilot projects with various distributors, resellers and direct customers, as well as having reached additional reseller agreements with strategic vendors globally. Our GuardedID® product is also being sold directly to consumers, primarily through the Internet as well as distributors, resellers, third party agents and potential Original Equipment Manufacturer ("OEM") agreements by bundling GuardedID® with their products, which provides a value-add to their own products and offerings, as well as to the Enterprise.

We have incurred substantial losses since our inception. We believe that our products provide a cost-effective and technologically competitive solution to address the problems of network security and identity theft in general. There can be no assurance, however, that our products will continue to gain acceptance in the commercial marketplace or that one of our competitors will not introduce technically superior products. The products that we offer to customers are discussed in Item 1, Business, in our Annual Report on Form 10-K filed on March 31, 2009.

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

Our primary target markets include financial services such as banks, insurance companies and savings institutions, e-commerce based services companies, telecommunications and cellular carriers, technology software companies, government agencies and consumers. For the near term, we are narrowly focusing our concentration on short to medium sales-cycle customers and strategic problem areas, such as where compliance with government regulations are key, stolen passwords used to acquire private information illegally (including data breaches), as well as internal and remote users for medium to large size companies. Because we anticipate growing market demand, we are developing a sizeable global reseller and distribution channel as a strategy to generate, manage and fulfill demand for our products across market segments, minimizing the requirement for a large increase in our staff. We intend to minimize the concentration on our initial direct sales efforts in the future as our distribution and reseller channels develop globally.

We intend to generate revenue through transaction fees for ProtectID® and ValidateID®, based on consumer volumes of usage in the e-commerce and financial services markets, one time per person fees in the enterprise markets, set-up and recurring transaction fees when the product is hosted, yearly maintenance fees and other one-time fees. GuardedID® pricing is for an annual subscription and we discount for volume purchases. GuardedID® pricing models, especially when bundling through OEM contracts, include monthly and quarterly recurring revenues. We also provide our clients a choice of operating our software internally by licensing or through our hosting service. GuardedID® requires a download on each and every computer it protects, whether for employees or consumers.

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

Results of Operations

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

Revenues for the three months ended March 31, 2009 were $83,266 compared to $50,235 for the three months ended March 31, 2008, an increase of $33,031 or 65.8%. The increase in revenues was primarily due to the increase in sales of our newly developed GuardedID® keyboard encryption and anti-keylogger technology and by an increased number of transactions being processed by our clients through the ASP hosting facility.

Revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign on fees and recurring transaction revenues. Hardware sales for the three months ended March 31, 2009 were $849 compared to $640 for the three months ended March 31, 2008, an increase of $209. The increase in hardware revenues was primarily due to the increase in the Company’s sales of our one-time-password token key-fobs. Software, services and maintenance sales for the three months ended March 31, 2009 were $44,291 compared to $23,249 for the three months ended March 31, 2008, an increase of $21,042. The increase in software, services and maintenance revenues was primarily due to the increase in sales of our newly developed GuardedID® keyboard encryption and anti-keylogger technology. Sign on fees for access to our hosted service provider to utilize our ASP transaction model amounted to $2,000 for the three months ended March 31, 2009 compared to $250 for the three months ended March 31, 2008, an increase of $1,750. The increase was due to the increase in signing up new e-commerce clients. Transaction revenues from the ASP hosting model were $36,126 for the three months ended March 31, 2009 and $26,096 for the three months ended March 31, 2008, an increase of $10,030. The increase was caused by an increased number of transactions being processed by our clients through the ASP hosting facility.

Cost of revenues for the three months ended March 31, 2009 was $21,514 compared to $22,779 for the three months ended March 31, 2008, a decrease of $1,265, or 5.6%. The decrease resulted primarily from a reduction in purchases resulting from the increase in the Company’s sales of our own suite of security software products which entails a lower cost of revenues.

Gross profit for the three months ended March 31, 2009 was $61,752 compared to $27,456 for the three months ended March 31, 2008, an increase of $34,296, or 125%. The increase in gross profit was primarily due to the increase in sales of our newly developed GuardedID® keyboard encryption and anti-keylogger technology and by an increased number of transactions being processed by our clients through the ASP hosting facility.

Research and development expenses for the three months ended March 31, 2009 were $105,041 compared to $100,269 for the three months ended March 31, 2008, an increase of $4,772, or 4.8%. The increase is primarily attributable to the increase in engineering resources relating to the enhancements in Version 2.0 (in production) of our GuardedID® keyboard encryption and anti-keylogger technology and the development of version 3.0 (now in beta for Windows and other desktop applications). The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative (“SGA”) expenses for the three months ended March 31, 2009 were $347,486 compared to $472,211 for the three months ended March 31, 2008, a decrease of $124,725 or 26.4%. The net decrease was due primarily to decreases in our promotional, marketing and professional fees. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, travel costs, non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other (income) expense for the three months ended March 31, 2009 was ($116,096) as compared to ($816,313) for the three months ended March 31, 2008, representing an increase in other expense of $700,217, or 85.8%. The increase was primarily due to the variation in net mark to market changes in the fair value of derivative financial instruments relating to the convertible secured promissory notes, which totaled ($267,572) for the three months ended March 31, 2009.

Our net loss for the three months ended March 31, 2009 was ($274,679) compared to a net income of $271,289 for the three months ended March 31, 2008, an increase in net loss of $545,968, or 201%. The increase in our net loss was primarily due to the variation in net mark to market changes in the fair value of derivative financial instruments relating to the convertible secured promissory notes.

Liquidity and Capital Resources

Our total current assets at March 31, 2009 were $304,449, including $1,070 in cash and $27,887 in restricted cash as compared with $1,377,622 in total current assets at March 31, 2008, which included cash of $27,217 and $975,000 in restricted cash. Additionally, we had a stockholders’ deficiency in the amount of $6,878,008 at March 31, 2009 as compared to a stockholders’ deficiency of $5,235,404 at March 31, 2008. The increase in the deficiency is a result of the Company’s net losses and funding through an increased debt position from convertible debentures and promissory notes rather than the sale of stock. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. The liabilities include a computed liability for the fair value of derivatives of $243,117, which will only be realized on the conversion of the derivatives, or settlement of the debentures.

We financed our operations during the three months ended March 31, 2009 through debt and equity financing, recurring revenues from our ProtectID® and ValidateID® hosting platforms and sales of our GuardedID® keystroke encryption technology. We expect that we will rely, at least in the near future, on a substantial percentage of the sales of our GuardedID® product and a limited number of customers for our other products revenues and may continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market grows, we hope to attain greater numbers of customers and the concentrations would then diminish. Until this is accomplished, we will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing commitments of capital expenditures and until our sales revenue can provide greater liquidity.

The number of common shares outstanding increased from 9,999,999 shares at the three months ended March 31, 2008 to 18,366,624 at the three months ended March 31, 2009, an increase of 83.7%. The increase in the number of common shares outstanding was primarily due to the number of shares issued related to financing.

We do not expect to resell biometric iris equipment over the next twelve months as we concentrate more on our core authentication and keyboard encryption and anti-keylogger software products.

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

At March 31, 2009, $427,447 in aggregate principal amount of the YA Global debentures was issued and outstanding.

At March 31, 2009, $244,720 in aggregate principal amount of the Highgate debentures remained outstanding.

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

In April 2009, the YA Global and Highgate secured convertible debentures were extended to December 31, 2010. Per the terms of the extension, the security deposit of $171,671 paid in March 2008 and the extension payment of $22,711 paid in May 2008 were applied to the YA Global debenture resulting in a remaining note balance of $233,065. The balance of the Highgate debenture remained $244,720.

In April 2009, the Company executed a secured convertible debenture with YA Global for $277,920, maturing on December 31, 2010. The debenture, which is not interest bearing, represents accrued interest owed on the existing YA Global and Highgate secured convertible debentures through April 23, 2009.

In April 2009, YA Global notified the Company that the April 2005 YA Global and May 2005 Highgate secured convertible debentures, related documents and the subsequent forbearance agreements have been assigned to Citco Global Custody NV as of April 24, 2009.

During the three months ended March 31, 2009, the Company repaid a total of $10,000 of unsecured convertible notes to one unrelated party. Additionally, during the three months ended March 31, 2009, a note holder of a $100,000 convertible note, executed in July 2008, rolled the convertible note balance and accrued interest owed into a purchase of nine units with each unit consisting of a 10% promissory note of $25,000 and 82,000 shares of the Company’s common stock, valued at $0.06.

The Company issued unsecured notes during the three months ended March 31, 2009 in an aggregate total of $275,000 to two unrelated parties. Additionally, during the three months ended March 31, 2009, the Company repaid a total of $10,000 of unsecured notes to one unrelated party.

Summary of Funded Debt

As of March 31, 2009 the Company’s open unsecured promissory note balance was $2,154,323, net of discount on promissory notes of $60,885, listed as follows:

•

$100,000 to YA Global (in April 2009 the note was extended to December 31, 2010. The note shall become convertible if not repaid by August 20, 2010.) – current portion

•

$55,208 to an unrelated individual – current portion

•

$35,000 to an unrelated individual – current portion

•

$225,000 to an unrelated individual

•

$50,000 to an unrelated company

•

$1,750,000 to twenty unrelated individuals through term sheet with the SIG

As of March 31, 2009 the Company’s open unsecured related party promissory note balances were $696,000, listed as follows:

•

$626,000 to our CEO – current portion

•

$70,000 to our former President – current portion

As of March 31, 2009 the Company’s open convertible secured note balances were $672,167, listed as follows:

•

$427,447 to YA Global (04/05 amended secured debenture)

•

$244,720 to Highgate (05/05 secured debenture)

As of March 31, 2009 the Company’s open convertible note balances were $1,071,426, net of discount on convertible notes of $49,086, listed as follows:

•

$235,000 to an unrelated company (03/05 unsecured debenture) - current portion

•

$7,000 to an unrelated company (06/05 unsecured debenture) – current portion

•

$10,000 to an unrelated individual (06/05 unsecured debenture) - current portion

•

$40,000 to three unrelated individuals (07/05 unsecured debentures) - current portion

•

$55,000 to an unrelated individual (03/06 unsecured debenture) - current portion

•

$200,000 to an unrelated individual (06/06 unsecured debenture) – current portion

•

$150,000 to an unrelated individual (09/06 unsecured debenture) – current portion

•

$3,512 to an unrelated individual (02/07 unsecured debenture) – current portion

•

$100,000 to an unrelated individual (05/07 unsecured debenture) – current portion

•

$100,000 to an unrelated individual (06/07 unsecured debentures) – current portion

•

$100,000 to an unrelated individual (07/07 unsecured debenture) – current portion

•

$120,000 to four unrelated individuals (08/07 unsecured debentures) – current portion

As of March 31, 2009 the Company’s open convertible note balances - related parties were $419,255, listed as follows:

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

Going Concern

We are assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses of $274,679 for the three months ended March 31, 2009, compared to a net operating income of $271,289 for the three months ended March 31, 2008. At March 31, 2009, the Company's accumulated deficit was $18,195,162, its working capital deficiency was $5,407,948 and approximately 94% of its assets consist of deferred royalties. Additionally, for the three months ended March 31, 2009, we had negative cash flows from operating activities of $224,810. Since our inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business may require additional capital. These conditions raise substantial doubt about our ability to continue as a going concern.

We have issued three-year and two-year secured debentures in 2004 and 2005 that are convertible into shares of our common stock to YA Global Investments, LP and Highgate House Funds, Ltd., respectively. Under the terms of the secured debentures, we are restricted in our ability to issue additional securities as long as any portion of the principal or interest on the secured debentures remains outstanding. In April 2009, YA Global notified the Company that the April 2005 YA Global and May 2005 Highgate secured convertible debentures, related documents and the subsequent forbearance agreements have been assigned to Citco Global Custody NV as of April 24, 2009.

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

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The purpose of this standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS 162 categorizes accounting pronouncements in a descending order of authority. In the instance of potentially conflicting accounting principles, the standard in the highest category must be used. This statement will be effective 60 days after the SEC approves the Public Company Accounting and Oversight Board’s related amendments. The Company believes that SFAS 162 will have no impact on their existing accounting methods.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include the required disclosures in its quarter ending June 30, 2009.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, March 31, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2008, summonses were filed in the Superior Court of the State of New Jersey against the Company and its CEO demanding payment on a promissory note in the amount of forty five thousand dollars. In October 2008, a money judgment in the amount of forty nine thousand two hundred sixty three dollars, for a past due note, in favor of the note holder, against the Company was entered into the Superior Court of New Jersey, County of Middlesex. In January 2009, the Company executed a forbearance agreement with the note holder whereby the note holder agreed to forbear his rights under the promissory note until March 31, 2009. Per the terms of the agreement, the Company made a $10,000 payment to the note holder in January 2009 and issued 500,000 shares of restricted common stock to the note holder that were held in escrow with the note holder’s attorney. Per the terms of the forbearance agreement, the escrow shares were released to the note holder in April 2009. Effective March 31, 2009, the note holder retains the right to accept shares of the Company’s common stock in lieu of the Company’s indebtedness. The Company is pursuing an extension to the forbearance agreement.

In April 2008, a summons was filed in the Superior Court of the State of New Jersey against the Company demanding payment on a convertible promissory note in the amount of one hundred thousand dollars. The Company and the note holder have agreed upon a settlement whereby the debt shall be assigned to the SIG by the Company and the SIG shall repay the agreed upon settlement amount of $45,000 to the note holder, in installments, through February 2009. The SIG made payments totaling $45,000 to the note holder from July 2008 to January 2009.

ITEM 1A - Risk Factors

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. However, the following risk factors, in addition to risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 should be considered.

OUR COMMON STOCK IS SUBJECT TO PENNY STOCK REGULATION

Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Since our shares are deemed to be "penny stock", trading in the shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors.

FINRA SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our period ending December 31, 2007, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our period ending December 31, 2008, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

WE DO NOT INTEND TO PAY DIVIDENDS

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are rapid, there is no assurance with respect to the amount of any such dividend.

OPERATING HISTORY AND LACK OF PROFITS WHICH COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE. THE PRICE AT WHICH YOU PURCHASE OUR COMMON SHARES MAY NOT BE INDICATIVE OF THE PRICE THAT WILL PREVAIL IN THE TRADING MARKET. YOU MAY BE UNABLE TO SELL YOUR COMMON SHARES AT OR ABOVE YOUR PURCHASE PRICE, WHICH MAY RESULT IN SUBSTANTIAL LOSSES TO YOU. THE MARKET PRICE FOR OUR COMMON SHARES IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY TRADED PUBLIC FLOAT.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2009, the Company issued 500,000 shares of restricted common stock, at $0.07 per share, to a note holder and to be held in escrow with the note holder’s attorney, per the terms of a forbearance agreement executed with the note holder. Per the terms of the forbearance agreement, the escrow shares were released to the note holder in April 2009.

In January 2009, the Company sold 9 units, with each unit consisting of a 10% promissory note of $25,000, maturing three years from the execution date and 82,000 restricted shares of the Company’s common stock. The Company issued 738,000 restricted shares of common stock, at $0.06 per share.

In March 2009, the Company issued 7,500 shares of its common stock, valued at $0.05 per share for 2,500, $0.07 per share for 2,500 shares and $0.08 per share for 2,500 shares, and issuable to a law firm as compensation for general counsel legal services rendered.

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

STRIKEFORCE TECHNOLOGIES, INC.

Dated: May 20, 2009	By: /s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: May 20, 2009	By: /s/ Mark Joseph Corrao
Mark Joseph Corrao
Chief Financial Officer and Principal Accounting Officer