Form 10-Q
period 2009-06-30
StrikeForce Technologies Inc.
filed 2009-08-19
CIK 1285543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X .	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

.	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______to_______

STRIKEFORCE TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

NEW JERSEY (State or other jurisdiction of incorporation or organization)	333-122113 (Commission file number)	22-3827597 (I.R.S. Employer Identification No.)

1090 King Georges Post Road, Suite 603

Edison, NJ 08837

(Address of principal executive offices)

(732) 661-9641

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X .No      .

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 6, 2009, the issuer had 18,857,456 outstanding shares of Common Stock.

STRIKEFORCE TECHNOLOGIES, INC.

FORM 10-Q

June 30, 2009

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRIKEFORCE TECHNOLOGIES, INC.

JUNE 30, 2009 AND 2008

STRIKEFORCE TECHNOLOGIES, INC.

BALANCE SHEETS

ASSETS
	June 30, 2009	December 31, 2008
	(Unaudited)
Current Assets:
Cash and cash equivalents	$24,025	$43,030
Restricted cash	25,933	80,737
Accounts receivable	49,873	38,535
Current portion of deferred royalties	155,865	326,808
Prepayments and other current assets	2,967	-
Total current assets	258,663	489,110

Property and equipment, net	7,571	11,027
Deferred royalties, net of current portion	1,143,012	1,127,935
Website development cost, net	610	1,720
Patents	4,329	4,329
Security deposit	8,684	8,684
Total Assets	$1,422,869	$1,642,805

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Derivative financial instruments	$493,405	$510,689
Current maturities of convertible notes payable, net of discount of $34,360
and $67,335, respectively	1,086,152	1,163,177
Current maturities of convertible notes payable - related parties	419,255	419,255
Current maturities of notes payable	165,208	200,208
Current maturities of notes payable - related parties	683,500	696,000
Capital leases payable	5,532	5,532
Accounts payable	944,455	899,387
Accrued expenses	1,769,850	1,739,530
Payroll taxes payable	53,481	53,481
Due to factor	209,192	209,192
Due to employees	50,358	49,877
Total current liabilities	5,880,388	5,946,328

Convertible secured notes payable	820,508	672,167
Notes payable, net of current maturities and discount of $68,892 and $0, respectively	2,260,285	1,750,000
Total Liabilities	8,961,181	8,368,495

Commitments and contingencies

Stockholders' Deficit
Preferred stock at $0.10 par value; 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.0001 par value; 100,000,000 shares authorized;
18,824,123 and 17,121,124 shares issued and outstanding, respectively	1,883	1,712
Additional paid-in capital	11,343,661	11,193,081
Accumulated deficit	(18,883,856)	(17,920,483)
Total Stockholders' Deficit	(7,538,312)	(6,725,690)
Total Liabilities and Stockholders' Deficit	$1,422,869	$1,642,805

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008

Revenues	$63,967	$65,010	$147,233	$115,245

Cost of sales	17,687	18,050	39,201	40,829

Gross profit	46,280	46,960	108,032	74,416

Operating expenses:
Selling, general and administrative expenses	370,637	442,459	718,123	914,670
Research and development	101,929	107,512	206,971	207,781
Total operating expenses	472,566	549,971	925,094	1,122,451

Loss from operations	(426,286)	(503,011)	(817,062)	(1,048,035)

Other (income) expense:
Interest income	(87)	-	(396)	-
Interest expense	3,055	144,868	4,979	291,384
Financing expense	(59,243)	41,046	93,103	296,935
Derivative instruments (income) expense, net	250,288	93,104	(17,284)	(999,364)
Forgiveness of debt	-	(112,500)	(2,485)	(238,750)
Loss on restructure of debt	64,804	-	64,804	-
Other (income) expenses	3,590	-	3,590	-
Total other (income) expense	262,407	166,518	146,311	(649,795)

Net loss	$(688,693)	$(669,529)	$(963,373)	$(398,240)

Net loss per common share - basic and diluted	$(0.037)	$(0.067)	$(0.053)	$(0.040)

Weighted average number of common shares outstanding - basic and diluted	18,550,553	9,999,999	18,238,116	9,999,999

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

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

	Common stock at $0.0001 par value		Additional		Total
			Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2008	17,121,124	$1,712	$11,193,081	$(17,920,483)	$(6,725,690)

Issuance of shares of common stock for consulting services	114,999	12	4,561		4,573

Issuance of shares of common stock for financing	1,588,000	159	125,761		125,920

Issuance of stock options for employee stock option compensation	-	-	20,258	-	20,258

Net loss	-	-	-	(963,373)	(963,373)

Balance at June 30, 2009	18,824,123	$1,883	$11,343,661	$(18,883,856)	$(7,538,312)

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net income (loss)	$(963,373)	$(398,240)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	4,566	7,243
Forgiveness of debt	9,544	(238,750)
Discount on notes payable	-	147,500
Amortization of discount on convertible notes	32,975	53,674
Amortization of deferred royalties	155,866	148,314
Expense paid through issuance of note	20,000	-
Mark to market on derivative financial instruments	(17,284)	(999,364)
Issuance of stock options for employee stock option compensation	20,258	166,047
Issuance of common stock, options and warrants for consulting services	4,573	-
Issuance of common stock and warrants for financing expense	45,000	4,350
Changes in operating assets and liabilities:
Accounts receivable	(11,338)	10,172
Prepaid expenses	(2,967)	(5,196)
Accounts payable	45,068	10,897
Accrued expenses	206,146	372,096
Payroll taxes payable	-	106
Common stock to be issued	-	164,611
Amount received from (paid to) employees	481	(50,443)
Net cash used in operating activities	(450,485)	(606,983)
Cash flows from investing activities:
Change in restricted cash	44,804	(748,430)
Net cash provided by (used in) investing activities	44,804	(748,430)
Cash flows from financing activities:
Proceeds from notes payable	455,000	150,000
Proceeds from notes payable, net of discount of $147,500 in 2008, in the form of restricted cash	-	1,327,500
Proceeds from notes payable - related parties	-	70,000
Payments of convertible notes payable - related parties	-	(54,936)
Payments of notes payable	(55,824)	(104,789)
Payments of convertible notes payable	-	(19,211)
Payments of notes payable - related parties	(12,500)	(25,000)
Net cash provided by financing activities	386,676	1,343,564
Net change in cash	(19,005)	(11,849)
Cash and cash equivalents at beginning of period	43,030	16,307
Cash and cash equivalents at end of period	$24,025	$4,458

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$293,821	$291,384
Income taxes	$1,091	$2,435
Non-cash investing and financing activities:
Conversion of convertible notes payable into common stock	$-	$-
Issuance of promissory note for consulting services	$-	$-
Issuance of warrants for convertible notes	$-	$-
Issuance of warrants for promissory notes	$-	$-

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

JUNE 30, 2009 and 2008

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

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company had no recorded bad debt expense for the six months ended June 30, 2009 and 2008, respectively. There were no allowances for doubtful accounts at June 30, 2009 or 2008.

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

Patents

All costs incurred to the point when a patent application is to be filed are expensed as incurred as research and development cost. Patent application costs, generally legal costs, thereafter incurred are capitalized. Patents are amortized over the expected useful lives of the patents, which is generally 17 to 20 years for domestic patents and 5 to 20 years for foreign patents, once the patents are granted or are expensed if the patent application is rejected. The costs of defending and maintaining patents are expensed as incurred. As of June 30, 2009, the Company capitalized $4,329 in patent application costs as incurred with no amortization due to the fact that the patent applications are still pending.

Impairment of long-lived assets

Long-lived assets, which include property and equipment, deferred royalties, website development cost and patents are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable or the useful life is shorter than originally estimated.

The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives. The Company determined that there was no impairment based on management’s evaluation at June 30, 2009 or 2008.

Fair value of financial instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about fair value of Financial Instruments” (“SFAS No. 107”) for disclosures about fair value of its financial instruments and has adopted Financial Accounting Standards Board (“FASB”) No. 157 “Fair Value Measurements” (“SFAS No. 157”) to measure the fair value of its financial instruments. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by SFAS No. 157 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

As defined by SFAS No. 107, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepayments and other current assets, accounts payable, taxes payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable and capital leases payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2009 and 2008.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended June 30, 2009 or 2008.

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

Derivatives

The Company accounts for derivatives in accordance with SFAS No. 133 and the related interpretations. SFAS No. 133, as amended, requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation. At June 30, 2009, the Company had not entered into any transactions which were considered hedges under SFAS No. 133.

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

Stock-based compensation and equity instruments issued to other than employees for acquiring goods or services

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

	June 30,	June 30,
	2009	2008
Risk-free interest rate	2.2% - 4.0%	3.3% - 4.3%
Dividend yield	0.00%	0.00%
Expected volatility	60% - 375%	197% - 400%
Expected option life	5 - 10 years	5 - 10 years

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

Software development costs

Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”) requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life. To date, all costs have been accounted for as research and development costs and no software development cost has been capitalized. Total research and development costs for the six months ended June 30, 2009 and 2008 were $206,971 and $207,781, respectively.

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

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No.109” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty (50) percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FIN 48.

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”). Basic loss per share is computed by taking net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt, which excludes 1,427,297 shares of stock options, 1,488,743 shares of common stock issuable under warrants and 1,920,509 shares of common stock issuable under the conversion feature of the convertible notes payable for the six months ended June 30, 2009, and 830,703 shares of common stock to be issued, 2,539,088 shares of stock options, 1,161,577 shares of common stock issuable under warrants and 2,369,286 shares of common stock issuable under the conversion feature of the convertible notes payable for the six months ended June 30, 2008, respectively. These potential shares of common stock were not included as they were anti-dilutive.

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

In April 2009, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the financial statements.

In May 2009, FASB issued FASB Statement No. 165 “Subsequent events” (“SFAS No. 165”) to be effective for the interim or annual financial periods ending after June15, 2009. SFAS No. 165 The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: 1. The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. 2. The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. 3. The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The effect of adoption of SFAS No. 165 on the Company’s financial position and results of operations is not expected to be material.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $18,883,856 and a working capital deficiency of $5,621,725 at June 30, 2009 and had a net loss and cash used in operations of $963,373 and $450,485 for the six months ended June 30, 2009, respectively.

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

Management expects cash flows from operating activities to improve by the last quarter of 2009, primarily as a result of certain contracts, although there can be no assurance that such contracts will materialize in revenue sufficient to meet operating expenses and fund future operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If it fails to generate positive cash flows or obtain additional financing when required, it may have to modify, delay or abandon some or all of its business and expansion plans.

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

As of June 30, 2009 the options to purchase 253,000 shares that vested at issuance are valued (as fixed) at $1,066,395, the options to purchase 253,000 shares that vested at September 11, 2005 are valued (as fixed) at $1,529,132, and the options to purchase the final 254,000 shares (which vested on September 11, 2006) are valued (as fixed) at $264,160. The deferred royalties are being amortized over the term of the original NetLabs Agreement of ten (10) years which will terminate on August 31, 2013. At June 30, 2009, the total value of the deferred royalties, net of accumulated amortization of $1,560,810, is $1,298,877. For the six months ended June 30, 2009 and 2008, $155,866 and $148,314 of royalties were expensed, respectively.

The following table summarizes the annual amounts of deferred royalties that are amortized to general and administrative expenses over the next five (5) years:

2009	$155,865
2010	311,731
2011	311,731
2012	311,731
2013	207,819
Total deferred royalties	$1,298,877
Less current portion	(155,865)
Deferred royalties, net of current portion	$1,143,012

NOTE 5 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008
(1) Convertible note bearing interest at 8% per annum maturing on March 28, 2008, with a conversion price of $9.00 per share. As of June 30, 2009, the Company and the note holder are in discussions regarding a settlement of the note balance.	$235,000	$235,000
(2) Convertible non-interest bearing note, having a conversion price of $9.00 per share and maturing on June 30, 2006. In January 2007, the Company agreed to make periodic payments in order to repay the note in full by September 30, 2009.	7,000	7,000
(3) Convertible notes bearing interest at 8% per annum with a conversion price of $9.00 per share. In July and August 2009 the notes were extended to mature on December 31, 2009.	50,000	50,000

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

(5) Convertible note bearing interest at 8% per annum maturing on March 15, 2008, with a conversion price of $9.00 per share. In July 2008, the Company, the note holder and the Company’s investor group agreed upon a settlement whereby the debt shall be assigned to the investor group by the Company and the investor group shall repay the agreed upon settlement amount to the note holder, in installments, through February 2009. The investor group made payments totaling $45,000 to the note holder from July 2008 to January 2009. In July 2009, the investor group and the note holder have agreed upon a revised final settlement whereby the investor group shall make a final payment of $14,900 to the note holder. The payment was made in July 2009 (see Note 13).

	55,000	65,000
(6) Convertible note bearing interest at 9% per annum maturing on June 9, 2009, with a conversion price of $1.40 per share. In August 2009 the note was extended to mature on December 9, 2009.	200,000	200,000
(7) Convertible note bearing interest at 9% per annum maturing on September 29, 2009, with a conversion price of $0.80 per share.	150,000	150,000

(8) Six units, sold in February 2007 to six individuals, each consisting of an 18% convertible note of $16,667 for a total of $100,000, maturing August 31, 2007, with a conversion price of $0.50 per share and 6,667 bonus shares of the Company’s common stock, per individual, valued at $0.3988, for a total of 40,000 shares of common stock. Six months of prorated interest of $8,729, was due at closing and paid to the note holders. In November 2007 the notes were extended to April 30, 2008. Per the terms of the extensions, the Company repaid 20% of the note balances in November 2007. Of the remaining balances, 20% was due by January 31, 2008 and 60% plus accrued interest was due by April 30, 2008. The payments have been extended by the Company. In conjunction with the November extensions, the note holders shall receive an aggregate total of 20,000 shares of the Company’s common stock per month (“extension shares”) with a value based on the closing market price of the stock on the 18th of each month. In June 2008, the Company paid $9,768 against the six notes. In November 2008, the Company and the six note holders agreed to an amendment to the unit purchase agreements whereby the open note balances, accrued interest and shares of common stock recorded but not yet issued were forgiven and cancelled. The Company also issued 320,928 warrants with an exercise price of $0.20 per share, expiring December 22, 2012 to five of the note holders. As of June 30, 2009, one note holder has not yet agreed to the final settlement balance and his note balance of $3,512 remains open. For the six months ended June 30, 2009 and 2008, the Company expensed $0 and $30,900, respectively, of financing expenses related to the shares issued for the note extensions and settlement (see Note 11).

	3,512	3,512

(9) Convertible note executed in May 2007 bearing interest at 9% per annum maturing on May 1, 2009, with a conversion price of $0.35 per share. The Company issued 57,143 warrants with an exercise price of $0.70 per share and an expiration date of May 1, 2009. In May 2009 the note was extended to November 1, 2009.	100,000	100,000
(10) Convertible notes executed in June 2007 bearing interest at 8% per annum maturing on June 29, 2009, with a conversion price of $0.20 per share. The Company issued 100,000 warrants with an exercise price of $0.40 per share and an expiration date of June 29, 2009. In July 2009 the notes were extended to mature on December 29, 2009.	100,000	100,000
(11) Convertible note executed in July 2007 bearing interest at 8% per annum maturing on July 2, 2009, with a conversion price of $0.20 per share. The Company issued 100,000 warrants with an exercise price of $0.40 per share and an expiration date of July 2, 2009. In July 2009 the note was extended to mature on January 2, 2010.	100,000	100,000
(12) Convertible notes executed in August 2007 bearing interest at 9% per annum maturing on August 9, 2009, with a conversion price of $0.25 per share. The Company issued 96,000 warrants with an exercise price of $0.40 per share and an expiration date of August 9, 2010. In July 2009 the notes were extended to mature on February 9, 2010.	120,000	120,000
	$1,120,512	$1,130,512
Less current maturities	(1,120,512)	(1,130,512)
	$-	$-

Interest expense for the convertible notes payable for the six months ended June 30, 2009 and 2008 was $47,217 and $66,757, respectively.

NOTE 6 - CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

Convertible notes payable – related parties at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008
(1) Convertible note executed in November 2003 with the VP of Technology bearing interest at the prime rate plus 2% per annum with an extended maturity date of October 31, 2009, and a conversion price of $10.00 per share. The Company issued 500 warrants with an exercise price of $10.00 per share expiring November 10, 2013.	$50,000	$50,000
(2) Convertible note executed in January 2004 with the VP of Technology bearing interest at the prime rate plus 4% per annum with an extended maturity date of October 31, 2009, and a conversion price of $10.00 per share. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	7,500	7,500
(3) Convertible notes executed in February, June, September 2004 and August 2005 with the CEO bearing interest at an amended rate of 8% per annum with an extended maturity date of December 31, 2009, and a conversion price of $10.00 per share. The Company issued 1,800 warrants with an exercise price of $10.00 per share and expiration dates of February 4, 2014, September 7, 2014 and August 16, 2015.	230,000	230,000
(4) Convertible notes executed in August, and September 2005 with a Software Developer bearing interest at 8% per annum with an extended maturity date of December 31, 2009, and a conversion price of $10.00 per share. The Company issued 150 warrants with an exercise price of $10.00 per share and expiration dates of August 26, 2015 and September 29, 2015.	15,000	15,000
(5) Convertible note executed in September 2005 with a relative of the Chief Financial Officer bearing interest at 8% per annum with an extended maturity date of December 31, 2009, and a conversion price of $10.00 per share. The Company issued 50 warrants with an exercise price of $10.00 per share and an expiration date of December 7, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	5,000	5,000
(6) Convertible note executed in December 2005 with a Software Developer bearing interest at 8% per annum with an extended maturity date of December 31, 2009, and a conversion price of $10.00 per share. The Company issued 100 warrants with an exercise price of $10.00 per share and an expiration date of December 6, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	10,000	10,000
(7) Convertible notes executed in December 2005 and January 2006 with the Office Manager bearing interest at 8% per annum with an extended maturity date of December 31, 2009, and a conversion price of $10.00 per share. The Company issued 800 warrants with an exercise price of $10.00 per share and expiration dates of December 28, 2015 and January 9, 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	58,755	58,755
(8) Convertible notes executed in January and February 2006 with the CEO bearing interest at an amended rate of 8% per annum with an extended maturity date of December 31, 2009, and a conversion price of $10.00 per share. The Company issued 380 warrants with an exercise price of $10.00 per share and expiration dates of January 18, 2016 and February 28, 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	38,000	38,000
(9) Convertible note executed in March 2006 with a Software Developer bearing interest at 8% per annum with an extended maturity date of December 31, 2009, and a conversion price of $7.50 per share. The Company issued 50 warrants with an exercise price of $10.00 per share and an expiration date of March 6, 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	5,000	5,000
	$419,255	$419,255
Less current maturities	(419,255)	(419,255)
	$-	$-

At June 30, 2009 and 2008, accrued interest due for the convertible notes – related parties was $137,128 and $103,414, respectively, and is included in accrued expenses in the accompanying balance sheet. Interest expense for convertible notes payable – related parties for the six months ended June 30, 2009 and 2008 was $16,180 and $17,394, respectively.

NOTE 7 -

NOTES PAYABLE

Notes payable at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008

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

	35,000	35,000
(3) Promissory note executed in January 2008, bearing interest at 8% per annum, maturing on December 31, 2008. In December 2008, the note was extended to June 30, 2009. The Company made a payment of $94,792 to the note holder in December 2008. In June 2009, the note was extended to December 31, 2009.	5,208	5,208
(4) Promissory note executed in January 2008, bearing interest at 18% per annum, maturing on July 31, 2008. In July 2008 the note was extended to December 31, 2008. In December 2008, the note was extended to June 30, 2009. In June 2009, the note was extended to December 31, 2009.	50,000	50,000
(5) Seventy units, sold in 2008, with each unit consisting of a 10% promissory note of $25,000, maturing three years from the execution date and with a 10% discount rate, and 82,000 non-dilutable (for one year) restricted shares of the Company’s common stock, at market price (see Notes 11 and 13).	1,750,000	1,750,000

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

(7) Promissory note executed in March 2009 for $50,000, bearing interest at 10% per annum, maturing on March 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in April 2009. In April 2009, the Company signed an agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company. For the six months ended June 30, 2009, sales proceeds of $15,824 were applied to the note balance (see Notes 11 and 13).

	34,177	-

(8) Promissory note executed in April 2009 for $50,000, bearing interest at 10% per annum, maturing on April 10, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in April 2009. In April 2009, the Company signed an agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company. For the six months ended June 30, 2009, no sales proceeds were applied to the note balance (see Notes 11 and 13).

	50,000	-
(9) Promissory note executed in April 2009 for $35,000, bearing interest at 15% per annum, maturing on December 31, 2009.	35,000	-
(10) Promissory note executed in April 2009 for $50,000, bearing interest at 10% per annum, maturing on April 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The 100,000 shares were issued in June 2009.	50,000	-
(11) Promissory note executed in May 2009 for $40,000, bearing interest at 10% per annum, maturing on July 15, 2009. The note will be repaid from the proceeds of a pending order that shall be invoiced in August 2009.	40,000	-
(12) Promissory note executed in June 2009 for $25,000, bearing interest at 10% per annum, maturing on June 8, 2012. Per the terms of the promissory note, the note holder purchased one unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in June 2009.	25,000	-
(13) Promissory note executed in June 2009 for $75,000, bearing interest at 10% per annum, maturing on June 25, 2012. Per the terms of the promissory note, the note holder purchased three units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The issuance of the 150,000 shares is pending completion of the loan paperwork.	75,000	-
(14) Promissory note executed in June 2009 for $20,000, bearing interest at 10% per annum, maturing on June 29, 2012. The note represents a payment made by the note holder to a third party for professional advertising services rendered. The Company did not receive funds directly from the note holder relating to this note.	20,000	-
	$2,494,385	$1,950,208
Less current maturities	(165,208)	(200,208)
	$2,329,177	$1,750,000

Interest expense for notes payable for the six months ended June 30, 2009 and 2008 was $112,587 and $78,711, respectively.

NOTE 8 - NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008
(1) Promissory notes executed with the CEO bearing interest at an amended rate of 8% per annum with an extended maturity date of December 31, 2009.	504,000	504,000
(2) Promissory note executed in May 2006 with the CEO bearing interest at 9% per annum with an extended maturity date of December 31, 2009. The Company issued 20,000 warrants with an exercise price of $1.30 per share and an expiration date of May 25, 2011. The fair value of the warrants issued was $24,300.	100,000	100,000
(3) Promissory note executed in February 2007 with the CEO bearing interest at 8% per annum with an extended maturity date of December 31, 2009. The Company issued 8,800 warrants with an exercise price of $0.50 per share and an expiration date of February 21, 2012. The fair value of the warrants issued was $3,758.	22,000	22,000
(4) Promissory notes executed in February 2008 with the former President bearing interest at 8% per annum with a maturity date of February 28, 2009. Per the terms of a settlement agreement reached with the former President in April 2009, the notes shall be repaid by monthly payments of $7,500 each. An initial payment of $12,500 was paid in April 2009 (see Note 13).	57,500	70,000
	$683,500	$696,000
Less current maturities	(683,500)	(696,000)
	$-	$-

Interest expense for notes payable - related parties for the six months ended June 30, 2009 and 2008 was $27,902 and $27,767, respectively.

NOTE 9 - CONVERTIBLE SECURED NOTES PAYABLE

Convertible secured notes payable consisted of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Citco Global Custody NV (assigned from YA Global/Highgate)	$542,588	$672,167
YA Global (April 2009 debenture)	277,920	-
Total convertible secured notes payable	$820,508	$672,167

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

Interest expense for the convertible secured notes payable for the six months ended June 30, 2009 and 2008 was $15,952 and $25,655, respectively.

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

In February 2008, the Forbearance Agreement was amended and extended to May 15, 2008, including the terms of the contingency warrants. Per the terms of the amendment, YA Global and Highgate shall receive an additional 105 days of interest for a total amount of $28,328.84 additional interest. The additional interest plus a security deposit of $171,671.16 were paid to YA Global and Highgate per the terms of a debt assignment agreement executed with an investor group in February 2008, for a total amount paid to YA Global of $200,000 (see Note 13). The security deposit will be applied to the amount due YA Global and Highgate if the remaining balance due is paid in full by May 15, 2008. Otherwise, the security deposit will be applied to YA Global as liquidated damages.

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

In April 2009, YA Global notified the Company that the April 2005 YA Global and May 2005 Highgate secured convertible debentures, related documents and the subsequent forbearance agreements have been assigned to Citco Global Custody NV (“Citco Global”) as of April 24, 2009. The Company recorded the assigned debentures as restructuring of troubled debt. The Company recorded the accrued interest on the assigned debentures through the extended due date of December 31, 2010 as a loss on restructured debt in the amounts of $33,893 on the assigned YA Global debenture and $30,911 on the assigned Highgate debenture. On April 24, 2009, the adjusted balance of the assigned debentures was $266,957 (YA Global assignment) and $275,631 (Highgate assignment).

Conversions to Common Stock

For the six months ended June 30, 2009 and 2008, Citco Global had no conversions.

For the six months ended June 30, 2009 and 2008, YA Global had no conversions.

For the six months ended June 30, 2009 and 2008, Highgate had no conversions.

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

Issuance of Stock for Services

In August 2005, the Company entered into a retainer agreement with an attorney, whereas the attorney will act as in house counsel for the Company with respect to all general corporate matters. The agreement is at will and required a payment of 1,000 shares of common stock, valued at $9.00 per share, due upon execution. The certificate for the 1,000 shares of common stock was issued in October 2005. Commencing on September 1, 2005, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market. For the six months ended June 30, 2009, the Company issued 15,000 shares of common stock, valued at $773, all of which has been expensed as legal fees, related to the agreement.

In December 2007, the Company executed a consulting agreement with a financial advisor whereby the consultant will provide introduction of potential investors to the Company. As compensation for the services, the consultant shall receive a monthly fee in the amount of $5,000. The agreement can be terminated by either party by providing the other party with thirty days advance written notice. The consultant received 500,000 shares of the Company’s common stock, valued at $0.065 per share. The shares are restricted and have piggyback registration rights upon the next registration statement filed by the Company. In April 2009, the Company executed a consulting agreement with the financial advisor whereby the consultant will provide introduction of potential investors to the Company. The agreement replaces the December 2007 agreement executed with the consultant. As compensation for the services, the consultant shall receive a monthly fee in the amount of $7,000. The consultant shall defer payment until the Company achieves monthly net income before taxes of $20,000. The agreement can be terminated by either party by providing the other party with thirty days advance written notice. In April 2009, the Company and the financial advisor executed an amendment to the consulting agreement whereby the consultant will receive additional compensation for the services of 400,000 shares of the Company’s common stock, valued at $0.05 per share. The shares shall be issued in increments of 33,333 shares per month over a twelve month period (see Note 13). For the six months ended June 30, 2009, the Company issued 99,999 shares of common stock, valued at $3,800, all of which has been expensed as consulting fees, related to the agreement.

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

In accordance with a term sheet executed with an investment firm in January 2008, the Company sold 70 units to twenty-seven investors between January and December 2008. In 2008, the Company issued 5,740,000 shares of common stock, valued at $0.011 to $0.08 per share, issuable to the investors per the terms of the agreement (see Notes 7 and 13). All of the shares recorded relating to the term sheet are non-dilutable and have Rule 144 piggyback registration rights. For the six months ended June 30, 2009 and 2008, the Company expensed $0 and $115,029, respectively, of financing expenses related to the shares.

In December 2008, the Company issued 290,695 shares of common stock, valued at $0.095 per share, issuable to five note holders and the placement agent per an amendment executed in November 2008 to the February 2007 unit purchase agreements. Per the amendment, the shares of common stock recorded but not yet issued were forgiven and cancelled. The 240,000 shares of common stock recorded from December 2007 through September 2008 were cancelled in December 2008 and $46,800 in financing expense was reversed. For the six months ended June 30, 2009 and 2008, the Company expensed $0 and $30,900, respectively, of financing expenses related to the shares issued for the note extensions and settlement (see Note 5).

In December 2008, the Company cancelled 60,000 shares of common stock, recorded but not yet issued, issuable to a note holder and the placement agent per an amendment executed in November 2008 to the April 2007 unit purchase agreement. Per the amendment, the shares of common stock recorded but not yet issued were forgiven and cancelled. The 60,000 shares of common stock recorded from December 2007 through September 2008 were cancelled in December 2008 and $11,700 in financing expense was reversed. For the six months ended June 30, 2009 and 2008, the Company expensed $0 and $7,500, respectively, of financing expenses related to the shares issued for the note extensions.

In December 2008, the Company issued 59,384 shares of common stock, valued at $0.095 per share, issuable to two remaining note holders per an amendment executed in November 2008 to the July 2006 unit purchase agreements. Per the amendment, the shares of common stock recorded but not yet issued were forgiven and cancelled. The 19,618 shares of common stock recorded from December 2007 through September 2008 were cancelled in December 2008 and $3,836 in financing expense was reversed. For the six months ended June 30, 2009 and 2008, the Company expensed $0 and $2,541, respectively, of financing expenses related to the shares issued for the note extensions and settlement.

In January 2009, the Company executed a forbearance agreement with a note holder whereby the note holder agrees to forebear his rights under the promissory note until March 31, 2009. Per the terms of the agreement, the Company made a $10,000 payment to the note holder in January 2009 and issued 500,000 shares of restricted common stock, at $0.07 per share, to the note holder to be held in escrow with the note holder’s attorney. Per the terms of the forbearance agreement, the escrow shares were released to the note holder in April 2009 (see Note 7). Effective March 31, 2009, the note holder retains the right to accept shares of the Company’s common stock in lieu of the Company’s indebtedness. For the six months ended June 30, 2009 and 2008, the Company expensed $45,000 and $0, respectively, of financing expenses related to the shares.

In January 2009, the Company executed a promissory note for $225,000, bearing interest at 10% per annum, maturing on January 23, 2012. Per the terms of the promissory note, the note holder of a $100,000 convertible note, executed in July 2008, rolled the convertible note balance and accrued interest owed into a purchase of nine units with each unit consisting of a 10% promissory note of $25,000 for a total of $225,000 and 82,000 shares of the Company’s common stock, valued at $0.06, for a total of 738,000 shares of common stock. An additional loan to the Company, in January 2009, of $100,000 by the note holder was included as part of the purchase of the nine units (see Notes 5 and 7). The shares were issued in February 2009. For the six months ended June 30, 2009 and 2008, the Company expensed $11,070 and $0, respectively, of financing expenses related to the shares.

In March 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on March 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The shares were issued in April 2009. For the six months ended June 30, 2009 and 2008, the Company expensed $417 and $0, respectively, of financing expenses related to the shares (see Notes 7 and 13).

In April 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on April 10, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The shares were issued in April 2009. For the six months ended June 30, 2009 and 2008, the Company expensed $417 and $0, respectively, of financing expenses related to the shares.

In May 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on May 27, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The shares were issued in May 2009. For the six months ended June 30, 2009 and 2008, the Company expensed $84 and $0, respectively, of financing expenses related to the shares.

In June 2009, the Company executed a promissory note for $25,000, bearing interest at 10% per annum, maturing on June 8, 2012. Per the terms of the promissory note, the note holder purchased one unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in June 2009. For the six months ended June 30, 2009 and 2008, the Company expensed $42 and $0, respectively, of financing expenses related to the shares.

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

Expected warrant life (year)	2.00 to 5.00
Expected volatility	60% to 400%
Risk-free interest rate	1.40% to 5.16%
Dividend yield	0.00%

The table below summarizes the Company’s warrants activity for the six months ended June 30, 2009:

	Number of Warrant Shares	Exercise Price Range Per Share		Weighted Average Exercise Price	Fair Value at Date of Issuance	Intrinsic Value(in thousands)

Balance, January 1, 2008	953,360		$0.10 - $ 10.00	$1.086	$770,635	$-
Granted	415,107		$0.20 - $ 0.25	$0.202	$44,320	$-
Cancelled	-	$	- $ -	$-	$-	$-
Balance, December 31, 2008	1,368,467		$0.10 - $ 10.00	$0.818	$814,955	$-
Balance, June 30, 2009	1,368,467		$0.10 - $ 10.00	$0.818	$814,955	$-
Earned and Exercisable, June 30, 2009	1,368,467			$0.818	$814,955	$-

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2009:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$10.00	8,050	5.00	$10.000	8,050	$10.000
$1.00 - $5.00	281,417	2.00	2.436	281,417	2.436
$0.10 - $0.80	1,079,000	2.00	0.325	1,079,000	0.325

	1,368,467	3.00	$0.818	1,368,467	$0.818

NOTE 12 -

STOCK BASED COMPENSATION

In September 2004, the stockholders approved the Equity Incentive Plan for its employees (“Incentive Plan”), effective April 1, 2004. Of the total authorized for issuance at June 30, 2009, 98,572,703 shares were available for future issuance.

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

The table below summarizes the Company’s Incentive Plan stock option activity through June 30, 2009:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Weighted Average Remaining (in years) Contractual Term	Intrinsic Value(in thousands)

Balance, January 1, 2008	2,539,088	$0.08 - $ 10.00	$1.050	-	$-
Granted	-	$0.15 - $ 10.00	$-	-	$-
Cancelled	1,111,791	$0.08 - $ 10.00	$1.823	-	$-
Balance, December 31, 2008	1,427,29	$0.08 - $ 10.00	$0.448	-	$-
Balance, June 30, 2009	1,427,29	$0.08 - $ 10.00	$0.448	-	$-
Vested and Exercisable, June 30, 2009	1,427,29		$0.448	-	$-

As of June 30, 2009, an aggregate of 1,427,297 options were outstanding under the incentive plan. The exercise price for 37,500 options is $10.00, for 105,000 options is $1.00, for 9,231 is $0.375, for 15,705 is $0.24, for 16,388 options is $0.23, for 325,577 options is $0.20, for 171,131 options is $0.17, for 259,743 options is $0.15 and 487,022 options is $0.08. As of June 30, 2008, an aggregate of 2,539,088 options were outstanding under the incentive plan. The exercise price for 183,000 options was $10.00, for 10,000 options was $5.00, for 277,500 options was $1.00, for 34,810 options was $0.99, for 40,543 options was $0.85, for 49,231 options was $0.70, for 49,372 options was $0.698, for 202,308 was $0.50, for 55,812 was $0.45, for 91,898 was $0.375, for 78,526 was $0.24, for 155,184 options was $0.23, for 377,308 options was $0.20, for 186,832 options was $0.17, for 259,743 options was $0.15 and for 487,021 options was $0.08. At June 30, 2009, there were 1,427,297 vested incentive plan stock options outstanding of which 487,022 options are exercisable at $0.08, 259,743 options are exercisable at $0.15, 171,131 options are exercisable at $0.17, 325,577 options are exercisable at $0.20, 16,388 options are exercisable at $0.23, 15,705 options are exercisable at $0.24, 9,231 options are exercisable at $0.375, 105,000 options are exercisable at $1.00 and 37,500 options are exercisable at $10.00.

As of June 30, 2009, there was no unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 12 months.

The following table summarizes information concerning outstanding and exercisable Incentive Plan options as of June 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$10.000	37,500	6.00	$10.000	37,500	$10.000
$1.000	105,000	8.00	1.000	105,000	1.000
$0.080 - $0.375	1,284,797	9.00	0.143	1,284,797	0.143

	1,427,297	7.67	$0.448	1,427,297	$0.448

Non-Incentive Plan Stock Option Grants

Since December 31, 2005, the Company has outstanding an aggregate of 761,889 non-plan, non-qualified options for non-employees with 760,000 exercisable at $3.60 and 1,889 exercisable at $9.00 yielding a weighted average exercise price of $3.613 and no outstanding incentive options outside of the Plan.

NOTE 13 -

COMMITMENTS AND CONTINGENCIES

Payroll Taxes

As of June 30, 2009, the Company owes $53,481 of payroll taxes, of which approximately $45,000 are delinquent from the year ended December 31, 2003. The Company has also recorded $32,462 of related estimated penalties and interest on the delinquent payroll taxes. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available.

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

In June 2009, the Company executed a lease amendment with its landlord. Per the terms of the amendment, the Company agreed to move its headquarters to an alternate location in the landlord’s office park. The Company vacated Suite #108 and moved to Suite #603 on June 30, 2009. Per the terms of the amendment, the Company shall pay a monthly base rent of $3,807 commencing on July 1, 2009 through the lease termination date of January 31, 2013. In July 2009, the landlord waived $30,564 in fees due in arrears to the landlord by the Company. The landlord shall continue to hold the sum of $8,684 as the Company’s security deposit.

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

In April 2009, the Company executed a consulting agreement with a financial advisor whereby the consultant will provide introduction of potential investors to the Company. The agreement replaces the December 2007 agreement executed with the consultant. As compensation for the services, the consultant shall receive a monthly fee in the amount of $7,000. The consultant shall defer payment until the Company achieves monthly net income before taxes of $20,000. The agreement can be terminated by either party by providing the other party with thirty days advance written notice. In April 2009, the Company and the financial advisor executed an amendment to the consulting agreement whereby the consultant will receive additional compensation for the services of 400,000 shares of the Company’s common stock, valued at $0.05 per share. The shares shall be issued in increments of 33,333 shares per month over a twelve month period (see Note 11).

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

In July 2008, the Company and a note holder agreed upon a settlement whereby a convertible promissory note in the amount of $100,000 shall be assigned to the investor group by the Company and the investor group shall repay the agreed upon settlement amount of $45,000 to the note holder, in installments, through February 2009. The investor group made payments of $10,000 in July 2008, $5,000 in September 2008, $15,000 in October 2008, $5,000 in December 2008 and $10,000 in January 2009 to the note holder. In July 2009, the investor group and the note holder have agreed upon a revised final settlement whereby the investor group shall make a final payment of $14,900 to the note holder. The payment was made in July 2009 (see Note 5).

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

Loan Repayment Agreement

In April 2009, the Company signed an agreement whereby two promissory notes executed with an unrelated company shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company. For the six months ended June 30, 2009, sales proceeds of $15,824 were applied to the note balance (see Notes 7 and 11).

Due to Factor

In March 2007, the Company entered into a sale and subordination agreement with a factoring firm whereby the Company sold its rights to two invoices, from February 2007 and March 2007, totaling $470,200 to the factor. Upon signing the agreement and providing the required disclosures, the factor remitted 65%, or $144,440, of the February 2007 invoice and a certain percentage of $53,010 of the March 2007 invoice to the Company. The Company paid a $500 credit review fee to the factor relating to the agreement. Per the terms of the agreement, once the Company’s client remits the invoice amount to the factor, the factor deducts a discount fee from the remaining balance of the factored invoices and forwards the net proceeds to the Company. The discount fee is computed as a percentage of the face amount of the invoice as follows: 2.25% fee for invoices paid within 30 days of the down payment date with an additional 1.125% for each 15 day period thereafter. In September 2007, the February 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In December 2007, the March 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In February 2008, the Company and the factor have agreed to a total settlement amount of $75,000 to be paid by the Company to the factor in September 2008 unless both parties mutually agree to extend the due date. In September 2008, the Company and the factor reached a verbal agreement to extend the due date to December 31, 2008. The Company is pursuing an extension. As of June 30, 2009, the balance due to the factor by the Company was $209,192 including interest.

NOTE 14 - CONCENTRATION OF CREDIT RISK

Customers and Credit Concentrations

Revenue concentrations for the six months ended June 30, 2009 and 2008 and the Receivables concentrations at June 30, 2009 and December 31, 2008 are as follows:

	Net Sales for the Six Months Ended		Accounts receivable at
	June 30, 2009	June 30, 2008	June 30, 2009	December 31, 2008
Customer A	23.7%	23.8%	5.3%	20.7%
Customer B	19.7%	17.4%	10.9%	-%
Customer C	12.1%	23.5%	4.6%	11.7%
Customer D	10.2%	-%	40.1%	38.8%
Customer E	9.5%	9.9%	5.0%	4.8%

	75.2%	74.6%	65.9%	76.0%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date but before financial statements were available to be issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Notes Payable

Promissory note executed in July 2009 for $35,000, bearing interest at 10% per annum, maturing on July 14, 2012. Per the terms of the promissory note, the note holder purchased 1.4 units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The issuance of the 70,000 shares is pending completion of the loan paperwork.

Consulting Agreement

In July 2009, the Company issued 33,333 shares of its restricted common stock, valued at $0.05 per share, per the terms of an April 2009 consulting agreement executed with a financial advisor (see Notes 11 and 13).

Assignments

In July 2009, the Company assigned $12,000 of the proceeds from a June 2009 invoice in the amount of $12,535 to an unrelated party. The Company received a net amount of $11,750 in July 2009 from the assignee. As consideration for executing the assignment, the Company has agreed to pay a $250 assignment fee to the assignee.

In August 2009, the Company transferred the July 2009 assignment of $12,000 to an alternate invoice in the amount of $25,000 dated August 2009 and issued a new assignment to the unrelated party. The Company received the additional assignment funds of $13,000 in August 2009 from the assignee. As consideration for executing the assignment, the Company issued 100,000 shares of restricted common stock, valued at $0.005 per share, to a relative of the assignee.

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

We began our operations in 2001 as a reseller and integrator of computer hardware and iris biometric technology. We derived the majority of our revenues as an integrator from the time we started our operations through the first half of 2003. In December 2002, upon the acquisition of the licensing rights to certain intellectual property and patent pending technology from NetLabs.com, we shifted the focus of our business to developing and marketing our own suite of security products. Based upon the acquired licensing rights and additional research and development, the Company has now developed various identification protection software products to protect computer networks from unauthorized access and to protect network owners and users from identity theft. The Company is seeking to commercially exploit the products in the areas of financial services, e-commerce, corporate, government, insurance and consumer sectors. We have had increasing nominal revenues since our formation. We have maintained our relationship with LG as a reseller, primarily for the resale of biometric identification equipment, such as iris scanners, that can be used with our software products.

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

We generated all of our 2009 and 2008 revenues of $147,233, for the six months ended June 30, 2009, and $115,245, for the six months ended June 30, 2008, from the sales of our security products. We market our products to financial service firms, e-commerce companies, government agencies and the enterprise market in general and with virtual private networks, as well as technology service companies that service all the above markets. We seek such sales through our own direct efforts and primarily through distributors, resellers and third party agents. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in production installations and pilot projects with various distributors, resellers and direct customers, as well as having reached additional reseller agreements with strategic vendors globally. Our GuardedID® product is also being sold directly to consumers, primarily through the Internet as well as distributors, resellers, third party agents and potential Original Equipment Manufacturer ("OEM") agreements by bundling GuardedID® with their products, which provides a value-add to their own products and offerings, as well as to the Enterprise.

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

Results of Operations

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

Revenues for the three months ended June 30, 2009 were $63,967 compared to $65,010 for the three months ended June 30, 2008, a decrease of $1,043 or 1.6%. The decrease in revenues was primarily due to the decrease in signing up new e-commerce clients.

Revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign on fees and recurring transaction revenues. Hardware sales for the three months ended June 30, 2009 were $0 compared to $778 for the three months ended June 30, 2008, a decrease of $778. The decrease in hardware revenues was primarily due to the decrease in the Company’s sales of our one-time-password token key-fobs. Software, services and maintenance sales for the three months ended June 30, 2009 were $40,382 compared to $36,756 for the three months ended June 30, 2008, an increase of $3,626. The increase in software, services and maintenance revenues was primarily due to the increase in sales of our newly developed GuardedID® keyboard encryption and anti-keylogger technology. Sign on fees for access to our hosted service provider to utilize our ASP transaction model amounted to $0 for the three months ended June 30, 2009 compared to $6,000 for the three months ended June 30, 2008, a decrease of $6,000. The decrease was due to the decrease in signing up new e-commerce clients. Transaction revenues from the ASP hosting model were $23,585 for the three months ended June 30, 2009 and $21,476 for the three months ended June 30, 2008, an increase of $2,109. The increase was caused by an increased number of transactions being processed by our clients through the ASP hosting facility.

Cost of revenues for the three months ended June 30, 2009 was $17,687 compared to $18,050 for the three months ended June 30, 2008, a decrease of $363, or 2.0%. The decrease resulted primarily from a reduction in purchases resulting from the increase in the Company’s sales of our own suite of security software products which entails a lower cost of revenues.

Gross profit for the three months ended June 30, 2009 was $46,280 compared to $46,960 for the three months ended June 30, 2008, a decrease of $680, or 1.5%. The decrease in gross profit was primarily due to the decrease in signing up new e-commerce clients.

Research and development expenses for the three months ended June 30, 2009 were $101,929 compared to $107,512 for the three months ended June 30, 2008, a decrease of $5,583, or 5.2%. The decrease is primarily attributable to the decrease in third party engineering resources utilized in the second quarter of 2009 as compared to the second quarter of 2008. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative (“SGA”) expenses for the three months ended June 30, 2009 were $370,637 compared to $442,459 for the three months ended June 30, 2008, a decrease of $71,822 or 16.2%. The net decrease was due primarily to decreases in our promotional, marketing and professional fees. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, travel costs, non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other (income) expense for the three months ended June 30, 2009 was $262,407 as compared to $166,518 for the three months ended June 30, 2008, representing an increase in other expense of $95,889, or 57.6%. The increase was primarily due to the variation in net mark to market changes in the fair value of derivative financial instruments relating to the convertible secured promissory notes, which totaled $250,288 for the three months ended June 30, 2009.

Our net loss for the three months ended June 30, 2009 was $688,693 compared to a net loss of $669,529 for the three months ended June 30, 2008, an increase in net loss of $19,164, or 2.9%. The increase in our net loss was primarily due to the variation in net mark to market changes in the fair value of derivative financial instruments relating to the convertible secured promissory notes.

SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

Revenues for the six months ended June 30, 2009 were $147,233 compared to $115,245 for the six months ended June 30, 2008, an increase of $31,988 or 27.8%. The increase in revenues was primarily due to the increase in sales of our newly developed GuardedID® keyboard encryption and anti-keylogger technology and by an increased number of transactions being processed by our clients through the ASP hosting facility.

Revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign on fees and recurring transaction revenues. Hardware sales for the six months ended June 30, 2009 were $849 compared to $1,418 for the six months ended June 30, 2008, a decrease of $569. The decrease in hardware revenues was primarily due to the decrease in the Company’s sales of our one-time-password token key-fobs. Software, services and maintenance sales for the six months ended June 30, 2009 were $84,672 compared to $60,120 for the six months ended June 30, 2008, an increase of $24,552. The increase in software, services and maintenance revenues was primarily due to the increase in sales of our newly developed GuardedID® keyboard encryption and anti-keylogger technology. Sign on fees for access to our hosted service provider to utilize our ASP transaction model amounted to $2,000 for the six months ended June 30, 2009 compared to $6,250 for the six months ended June 30, 2008, a decrease of $4,250. The decrease was due to the decrease in signing up new e-commerce clients. Transaction revenues from the ASP hosting model were $59,712 for the six months ended June 30, 2009 and $47,457 for the six months ended June 30, 2008, an increase of $12,255. The increase was caused by an increased number of transactions being processed by our clients through the ASP hosting facility.

Cost of revenues for the six months ended June 30, 2009 was $39,201 compared to $40,829 for the six months ended June 30, 2008, a decrease of $1,628, or 4.0%. The decrease resulted primarily from a reduction in purchases resulting from the increase in the Company’s sales of our own suite of security software products which entails a lower cost of revenues.

Gross profit for the six months ended June 30, 2009 was $108,032 compared to $74,416 for the six months ended June 30, 2008, an increase of $33,616, or 45.2%. The increase in gross profit was primarily due to the increase in sales of our newly developed GuardedID® keyboard encryption and anti-keylogger technology and by an increased number of transactions being processed by our clients through the ASP hosting facility.

Research and development expenses for the six months ended June 30, 2009 were $206,971 compared to $207,781 for the six months ended June 30, 2008, a decrease of $810, or 0.4%. The decrease is primarily attributable to the decrease in third party engineering resources utilized in the first half of 2009 as compared to the first half of 2008. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative (“SGA”) expenses for the six months ended June 30, 2009 were $718,123 compared to $914,670 for the six months ended June 30, 2008, a decrease of $196,547 or 21.5%. The net decrease was due primarily to decreases in our promotional, marketing and professional fees. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, travel costs, non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other (income) expense for the six months ended June 30, 2009 was $146,311 as compared to ($649,795) for the six months ended June 30, 2008, representing an increase in other expense of $796,106, or 123%. The increase was primarily due to the variation in net mark to market changes in the fair value of derivative financial instruments relating to the convertible secured promissory notes, which totaled ($17,284) for the six months ended June 30, 2009.

Our net loss for the six months ended June 30, 2009 was $963,373 compared to a net loss of $398,240 for the six months ended June 30, 2008, an increase in net loss of $565,133, or 142%. The increase in our net loss was primarily due to the variation in net mark to market changes in the fair value of derivative financial instruments relating to the convertible secured promissory notes.

Liquidity and Capital Resources

Our total current assets at June 30, 2009 were $258,663, including $24,025 in cash and $25,993 in restricted cash as compared with $1,103,613 in total current assets at June 30, 2008, which included cash of $4,458 and $748,430 in restricted cash. Additionally, we had a stockholders’ deficiency in the amount of $7,538,312 at June 30, 2009 as compared to a stockholders’ deficiency of $5,843,561 at June 30, 2008. The increase in the deficiency is a result of the Company’s net losses and funding through an increased debt position from convertible debentures and promissory notes rather than the sale of stock. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. The liabilities include a computed liability for the fair value of derivatives of $493,405, which will only be realized on the conversion of the derivatives, or settlement of the debentures.

We financed our operations during the six months ended June 30, 2009 through debt and equity financing, recurring revenues from our ProtectID® and ValidateID® hosting platforms and sales of our GuardedID® keystroke encryption technology. We expect that we will rely, at least in the near future, on a substantial percentage of the sales of our GuardedID® product and a limited number of customers for our other products revenues and may continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market grows, we hope to attain greater numbers of customers and the concentrations would then diminish. Until this is accomplished, we will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing commitments of capital expenditures and until our sales revenue can provide greater liquidity.

The number of common shares outstanding increased from 9,999,999 shares at the six months ended June 30, 2008 to 18,824,123 at the six months ended June 30, 2009, an increase of 88.2%. The increase in the number of common shares outstanding was primarily due to the number of shares issued related to financing and consulting.

We do not expect to resell biometric iris equipment over the next twelve months as we concentrate more on our core authentication and keyboard encryption and anti-keylogger software products.

We have historically incurred losses and we anticipate that we will not generate any significant revenues until the last quarter of 2009. Our operations presently require funding of approximately $106,000 per month. Management believes, but cannot provide assurances, that we will be profitable over the next 12 months based on some potential clients contracting with the Company in the financial industry, technology, insurance, enterprise, government, insurance and consumer sectors in the United States, Latin America, Europe and Asia. There can be no assurance, however, that the sales anticipated will materialize or that we will achieve the profitability we have forecasted.

At June 30, 2009, $542,588 in aggregate principal amount of the Citco Global Custody NV (“Citco”) debentures was issued and outstanding.

At June 30, 2009, $277,920 in aggregate principal amount of the YA Global Investments, LP (“YA Global”) debenture remained outstanding.

In January 2008, the Company executed a Forbearance Agreement with YA Global whereby YA Global and Highgate House Funds, Ltd (“Highgate”) agreed to forbear from exercising their rights under the secured convertible debentures through February 27, 2008. The terms of the Forbearance Agreement record the amount due to YA Global and Highgate by the Company to be $1,214,093, which includes principal, interest and the redemption premium. The terms also include a reduction in the YA Global and Highgate Fixed Conversion Price to $0.065. In connection with this Agreement, the Company issued to YA Global 500,000 contingency warrants with an exercise price of $0.15 per share. The warrants are exercisable for a period of five (5) years from date of issuance. The warrants are held in escrow and will only be released to YA Global if the total amount due by the Company is not paid to YA Global by February 29, 2008. The total amount of our indebtedness to YA Global and Highgate in the amount of $1,214,093, as agreed to in the Forbearance Agreement, is further broken down as:

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

In April 2009, YA Global notified the Company that the April 2005 YA Global and May 2005 Highgate secured convertible debentures, related documents and the subsequent forbearance agreements have been assigned to Citco Global Custody NV as of April 24, 2009. The Company recorded the assigned debentures as restructuring of troubled debt. The Company recorded the accrued interest on the assigned debentures through the extended due date of December 31, 2010 as a loss on restructured debt in the amounts of $33,893 on the assigned YA Global debenture and $30,911 on the assigned Highgate debenture. On April 24, 2009, the adjusted balance of the assigned debentures was $266,957 (YA Global assignment) and $275,631 (Highgate assignment).

During the six months ended June 30, 2009, the Company repaid a total of $10,000 of unsecured convertible notes to one unrelated party. Additionally, during the six months ended June 30, 2009, a note holder of a $100,000 convertible note, executed in July 2008, rolled the convertible note balance and accrued interest owed into a purchase of nine units with each unit consisting of a 10% promissory note of $25,000 and 82,000 shares of the Company’s common stock, valued at $0.06.

The Company issued unsecured notes during the six months ended June 30, 2009 in an aggregate total of $600,000 to six unrelated parties. Additionally, during the six months ended June 30, 2009, the Company repaid a total of $55,824 of unsecured notes to three unrelated parties.

During the six months ended June 30, 2009, the Company repaid a total of $12,500 of unsecured notes to one related party.

Summary of Funded Debt

As of June 30, 2009 the Company’s open unsecured promissory note balance was $2,425,493, net of discount on promissory notes of $68,892, listed as follows:

•

$100,000 to YA Global (in April 2009 the note was extended to December 31, 2010. The note shall become convertible if not repaid by August 20, 2010.)

•

$110,208 to an unrelated individual – current portion = $90,208

•

$35,000 to an unrelated individual – current portion

•

$265,000 to an unrelated individual – current portion = $40,000

•

$84,177 to an unrelated company

•

$125,000 to an unrelated individual

•

$25,000 to an unrelated individual

•

$1,750,000 to twenty unrelated individuals through term sheet with the SIG

As of June 30, 2009 the Company’s open unsecured related party promissory note balances were $683,500, listed as follows:

•

$626,000 to our CEO – current portion

•

$57,500 to our former President – current portion

As of June 30, 2009 the Company’s open convertible secured note balances were $672,167, listed as follows:

•

$427,447 to YA Global (04/05 amended secured debenture)

•

$244,720 to Highgate (05/05 secured debenture)

As of June 30, 2009 the Company’s open convertible note balances were $1,086,152, net of discount on convertible notes of $34,360, listed as follows:

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

•

$100,000 to an unrelated individual (07/07 unsecured debenture) – current portion

•

$120,000 to four unrelated individuals (08/07 unsecured debentures) – current portion

As of June 30, 2009 the Company’s open convertible note balances - related parties were $419,255, listed as follows:

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

Going Concern

We are assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses of $963,373 for the six months ended June 30, 2009, compared to a net operating loss of $398,240 for the six months ended June 30, 2008. At June 30, 2009, the Company's accumulated deficit was $18,883,856, its working capital deficiency was $5,621,725 and approximately 91% of its assets consist of deferred royalties. Additionally, for the six months ended June 30, 2009, we had negative cash flows from operating activities of $450,485. Since our inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business may require additional capital. These conditions raise substantial doubt about our ability to continue as a going concern.

We have issued three-year and two-year secured debentures in 2004 and 2005 that are convertible into shares of our common stock to YA Global Investments, LP and Highgate House Funds, Ltd., respectively. Under the terms of the secured debentures, we are restricted in our ability to issue additional securities as long as any portion of the principal or interest on the secured debentures remains outstanding. In April 2009, YA Global notified the Company that the April 2005 YA Global and May 2005 Highgate secured convertible debentures, related documents and the subsequent forbearance agreements have been assigned to Citco Global Custody NV as of April 24, 2009. Additionally, we have issued a two-year secured debenture in 2009 that is convertible into shares of our common stock to YA Global. Under the terms of the secured debenture, we are restricted in our ability to issue additional securities as long as any portion of the principal on the secured debenture remains outstanding.

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

The Company has identified the Citco debentures, assigned from YA Global and Highgate, and the YA Global April 2009 debenture have compound embedded derivatives. These compound embedded derivatives have been bifurcated from their respective host debt contracts and accounted for as derivative liabilities in accordance with EITF 00-19. When multiple derivatives exist within the Convertible Notes, they have been bundled together as a single hybrid compound instrument in accordance with SFAS No. 133 Derivatives Implementation Group Implementation Issue No. B-15, Embedded Derivatives: Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument”.

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

In April 2009, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the financial statements.

In May 2009, FASB issued FASB Statement No. 165 “Subsequent events” (“SFAS No. 165”) to be effective for the interim or annual financial periods ending after June15, 2009. SFAS No. 165 The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: 1. The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. 2. The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. 3. The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The effect of adoption of SFAS No. 165 on the Company’s financial position and results of operations is not expected to be material.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, June 30, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

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

In April 2008, a summons was filed in the Superior Court of the State of New Jersey against the Company demanding payment on a convertible promissory note in the amount of one hundred thousand dollars. The Company and the note holder have agreed upon a settlement whereby the debt shall be assigned to the SIG by the Company and the SIG shall repay the agreed upon settlement amount of $45,000 to the note holder, in installments, through February 2009. The SIG made payments totaling $45,000 to the note holder from July 2008 to January 2009. In July 2009, the SIG and the note holder have agreed upon a revised final settlement whereby the SIG shall make a final payment of $14,900 to the note holder. The payment was made in July 2009.

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

OPERATING HISTORY AND LACK OF PROFITS COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE. THE PRICE AT WHICH YOU PURCHASE OUR COMMON SHARES MAY NOT BE INDICATIVE OF THE PRICE THAT WILL PREVAIL IN THE TRADING MARKET. YOU MAY BE UNABLE TO SELL YOUR COMMON SHARES AT OR ABOVE YOUR PURCHASE PRICE, WHICH MAY RESULT IN SUBSTANTIAL LOSSES TO YOU. THE MARKET PRICE FOR OUR COMMON SHARES IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY TRADED PUBLIC FLOAT.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2009, the Company issued 100,000 restricted shares of common stock, at $0.05 per share, relating to the March 2009 sale of 2 units, with each unit consisting of a 10% promissory note of $25,000, maturing three years from the execution date, and 50,000 restricted shares of the Company’s common stock.

In April 2009, the Company sold 2 units, with each unit consisting of a 10% promissory note of $25,000, maturing three years from the execution date, and 50,000 restricted shares of the Company’s common stock. The Company issued 100,000 restricted shares of common stock, at $0.05 per share.

In May 2009, the Company sold 2 units, with each unit consisting of a 10% promissory note of $25,000, maturing three years from the execution date, and 50,000 restricted shares of the Company’s common stock. The Company issued 100,000 restricted shares of common stock, at $0.03 per share in June 2009.

In June 2009, the Company sold 1 unit, consisting of a 10% promissory note of $25,000, maturing three years from the execution date, and 50,000 restricted shares of the Company’s common stock. The Company issued 50,000 restricted shares of common stock, at $0.03 per share.

In June 2009, the Company issued 7,500 shares of its common stock, valued at $0.025 per share for 2,500 shares, $0.034 per share for 2,500 shares and $0.05 per share for 2,500 shares, and issuable to a law firm as compensation for general counsel legal services rendered.

In June 2009, the Company issued 99,999 shares of its common stock, valued at $0.03 per share for 33,333 shares, $0.034 per share for 33,333 shares and $0.05 per share for 33,333 shares, and issuable to a consultant as compensation for consulting services rendered.

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

STRIKEFORCE TECHNOLOGIES, INC.

Dated: August 18, 2009	By: /s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: August 18, 2009	By: /s/ Mark Joseph Corrao
Mark Joseph Corrao
Chief Financial Officer and Principal Accounting Officer