Form 10-Q
period 2009-09-30
StrikeForce Technologies Inc.
filed 2009-11-16
CIK 1285543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

(732) 661-9641

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☐  Smaller Reporting Company ☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act). Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 9, 2009, the issuer had 20,540,624 outstanding shares of Common Stock.

STRIKEFORCE TECHNOLOGIES, INC.

FORM 10-Q

September 30, 2009

CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRIKEFORCE TECHNOLOGIES, INC.

SEPTEMBER 30, 2009 AND 2008

STRIKEFORCE TECHNOLOGIES, INC.

BALANCE SHEETS

ASSETS

	September 30, 2009	December 31, 2008
	(Unaudited)
Current Assets:
Cash and cash equivalents	$9,992	$43,030
Restricted cash	9,282	80,737
Accounts receivable	150,417	38,535
Current portion of deferred royalties	326,808	326,808
Prepayments and other current assets	5,360	-
Total current assets	501,859	489,110

Property and equipment, net	6,131	11,027
Deferred royalties, net of current portion	894,136	1,127,935
Website development cost, net	271	1,720
Patents	4,329	4,329
Security deposit	8,684	8,684
Total Assets	$1,415,410	$1,642,805

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Derivative financial instruments	$716,027	$510,689
Current maturities of convertible notes payable, net of discount of $30,240
and $67,335, respectively	1,035,272	1,163,177
Current maturities of convertible notes payable - related parties	419,255	419,255
Current maturities of notes payable	230,848	200,208
Current maturities of notes payable - related parties	673,500	696,000
Capital leases payable	5,532	5,532
Accounts payable	943,590	899,387
Accrued expenses	1,924,236	1,739,530
Payroll taxes payable	53,481	53,481
Due to factor	209,192	209,192
Due to employees	50,534	49,877
Total current liabilities	6,261,467	5,946,328

Convertible secured notes payable	820,508	672,167
Notes payable, net of current maturities and discount of $68,892 and $0, respectively	2,330,065	1,750,000
Total Liabilities	9,412,040	8,368,495

Commitments and contingencies

Stockholders' Deficit
Preferred stock at $0.10 par value; 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.0001 par value; 100,000,000 shares authorized;
20,276,624 and 17,121,124 shares issued and outstanding, respectively	2,027	1,712
Additional paid-in capital	11,437,359	11,193,081
Accumulated deficit	(19,436,016)	(17,920,483)
Total Stockholders' Deficit	(7,996,630)	(6,725,690)
Total Liabilities and Stockholders' Deficit	$1,415,410	$1,642,805

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008

Revenues	$188,505	$96,009	$335,738	$211,254

Cost of sales	19,519	48,613	58,721	89,442

Gross profit	168,986	47,396	277,017	121,812

Operating expenses:
Selling, general and administrative expenses	346,613	377,604	1,064,737	1,292,274
Research and development	108,735	117,210	315,706	324,991
Total operating expenses	455,348	494,814	1,380,443	1,617,265

Loss from operations	(286,362)	(447,418)	(1,103,426)	(1,495,453)

Other (income) expense:
Interest income	(79)	(8,889)	(475)	(8,889)
Interest expense	522	2,404	5,501	293,788
Financing expense	172,130	360,285	265,233	657,220
Derivative instruments (income) expense, net	222,622	860	205,338	(998,504)
Forgiveness of debt	(129,399)	1,500	(131,884)	(237,250)
Loss on restructure of debt	-	-	64,804	-
Other (income) expenses	-	-	3,590	-
Total other (income) expense	265,796	356,160	412,107	(293,635)

Net loss	$(552,158)	$(803,578)	$(1,515,533)	$(1,201,818)

Net loss per common share - basic and diluted	$(0.03)	$(0.08)	$(0.08)	$(0.12)

Weighted average number of common shares outstanding - basic and diluted	19,235,763	9,999,999	18,574,319	9,999,999

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2008

	Common stock at $0.0001 par value		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2007	9,999,999	$1,000	$10,759,732	$(16,376,450)	$(5,615,718)

Issuance of shares of common stock for consulting services	10,500	1	1,359		1,360

Issuance of shares of common stock for financing	7,110,546	711	187,098		187,809

Issuance of warrants in connection with promissory notes payable	-	-	44,321	-	44,321

Issuance of stock options for employee stock option compensation	-	-	200,571	-	200,571

Fractional shares due to rounding related to reverse stock split	79	-	-	-	-

Net loss	-	-	-	(1,544,033)	(1,544,033)

Balance at December 31, 2008	17,121,124	$1,712	$11,193,081	$(17,920,483)	$(6,725,690)

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

	Common stock at $0.0001 par value		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2008	17,121,124	$1,712	$11,193,081	$(17,920,483)	$(6,725,690)

Issuance of shares of common stock for consulting services	422,500	42	14,523		14,565

Issuance of shares of common stock for financing	2,733,000	273	209,497		209,770

Issuance of stock options for employee stock option compensation	-	-	20,258	-	20,258

Net loss	-	-	-	(1,515,533)	(1,515,533)

Balance at September 30, 2009	20,276,624	$2,027	$11,437,359	$(19,436,016)	$(7,996,630)

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net income (loss)	$(1,515,533)	$(1,201,818)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	6,345	9,858
Forgiveness of debt	(106,116)	(237,250)
Discount on notes payable	-	170,000
Amortization of discount on convertible notes	(17,905)	81,085
Amortization of deferred royalties	233,799	222,471
Expense paid through issuance of note	20,000	-
Mark to market on derivative financial instruments	205,338	(998,504)
Issuance of stock options for employee stock option compensation	20,258	186,758
Issuance of common stock, options and warrants for consulting services	14,565	-
Issuance of common stock and warrants for financing expense	125,926	4,350
Changes in operating assets and liabilities:
Accounts receivable	(111,882)	(11,131)
Prepaid expenses	(5,360)	6,051
Accounts payable	44,203	6,801
Accrued expenses	489,931	454,580
Payroll taxes payable	-	106
Common stock to be issued	-	196,222
Amount received from (paid to) employees	657	1,286
Net cash used in operating activities	(595,774)	(1,109,135)

Cash flows from investing activities:
Change in restricted cash	61,455	(367,819)
Purchases of property and equipment		(3,733)
Net cash provided by (used in) investing activities	61,455	(371,552)

Cash flows from financing activities:
Proceeds from notes payable	690,000	150,000
Proceeds from notes payable, net of discount of $170,000 in 2008, in the form of restricted cash	-	1,530,000
Proceeds from notes payable - related parties	-	100,000
Payments of convertible notes payable - related parties	-	(54,937)
Payments of notes payable	(166,219)	(119,789)
Payments of convertible notes payable	-	(65,711)
Payments of notes payable - related parties	(22,500)	(55,000)
Net cash provided by financing activities	501,281	1,484,563

Net change in cash	(33,038)	3,876
Cash and cash equivalents at beginning of period	43,030	16,307
Cash and cash equivalents at end of period	$9,992	$20,183
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$293,821	$293,788
Income taxes	$1,091	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable into common stock	$-	$-
Issuance of promissory note for consulting services	$-	$-
Issuance of warrants for convertible notes	$-	$-
Issuance of warrants for promissory notes	$-	$4,350

STRIKEFORCE TECHNOLOGIES, INC.

SEPTEMBER 30, 2009 and 2008

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS

StrikeForce Technical Services Corporation was incorporated in August 2001 under the laws of the State of New Jersey. On September 3, 2004, the stockholders approved an amendment to the Certificate of Incorporation to change the name to StrikeForce Technologies, Inc. (“StrikeForce” or the “Company”). Prior to December 2002, the Company was a reseller of computer hardware, software products, and telecommunications equipment and services. In December 2002, the Company began to acquire the rights to intangible technology, which upon the consummation changed the direction of the Company’s business. The Company is a software development and services company. The Company owns the exclusive right to license and develop various identification protection software products that were developed to protect computer networks from unauthorized access and to protect network owners and users from identity theft. The Company has developed a suite of products based upon the licenses and its strategy is to develop and exploit the products for customers in the areas of financial services, e-commerce, corporate, government, healthcare and consumer sectors. The technology developed by the Company and used in the Company’s ProtectID® and GuardedID® products is the subject of two pending patent applications. The Company’s firewall product is no longer being developed and the provisional patent application was allowed to expire. A fourth patent application relating to the Company’s ProtectID® product was combined into the first ProtectID® pending patent application and the fourth application was allowed to lapse. The Company’s operations are based in Edison, New Jersey.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. Interim results are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the United States Securities and Exchange Commission (“SEC”) on March 31, 2009.

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

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company had no recorded bad debt expense for the nine months ended September 30, 2009 and 2008, respectively. There were no allowances for doubtful accounts at September 30, 2009 or 2008.

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

Leases

Lease agreements are evaluated to determine whether they are capital leases or operating leases in accordance with paragraph 840-10-25-1 of the FASB Accounting Standards Codification. When substantially all of the risks and benefits of property ownership have been transferred to the Company, as determined by the test criteria in paragraph 840-10-25-1 of the FASB Accounting Standards Codification, the lease then qualifies as a capital lease.

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

Patents

All costs incurred to the point when a patent application is to be filed are expensed as incurred as research and development cost. Patent application costs, generally legal costs, thereafter incurred are capitalized. Patents are amortized over the expected useful lives of the patents, which is generally 17 to 20 years for domestic patents and 5 to 20 years for foreign patents, once the patents are granted or are expensed if the patent application is rejected. The costs of defending and maintaining patents are expensed as incurred. As of September 30, 2009, the Company capitalized $4,329 in patent application costs as incurred with no amortization due to the fact that the patent applications are still pending.

Impairment of long-lived assets

Long-lived assets, which include property and equipment, deferred royalties, website development cost and patents are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable or the useful life is shorter than originally estimated.

The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives. The Company determined that there was no impairment based on management’s evaluation at September 30, 2009 or 2008.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepayments and other current assets, accounts payable, taxes payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable and capital leases payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2009 and 2008.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended September 30, 2009 or 2008.

Discount on debt

The Company has allocated the proceeds received from convertible debt instruments between the underlying debt instruments and has recorded the conversion feature as a liability in accordance with paragraph 815-15-25-1 of the FASB Accounting Standards Codification. The conversion feature and certain other features that are considered embedded derivative instruments, such as a conversion reset provision, a penalty provision and redemption option, have been recorded at their fair value within the terms of paragraph 815-15-25-1 of the FASB Accounting Standards Codification as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown on the Statement of Operations. The Company has also recorded the resulting discount on debt related to the warrants and conversion feature and is amortizing the discount using the effective interest rate method over the life of the debt instruments.

Derivatives

The codification requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation. At September 30, 2009, the Company had not entered into any transactions which were considered hedges.

Financial instruments

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under paragraph 815-15-25-1 of the FASB Accounting Standards Codification and paragraph 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Statement of Operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

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

Revenue recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue:

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

Revenue from fixed price service contracts is recognized over the term of the contract based on the percentage of services that are provided during the period compared with the total estimated services to be provided over the entire contract. Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent. Revenue from maintenance is recognized over the contractual period or as the services are performed. Revenue in excess of billings on service contracts is recorded as unbilled receivables and is included in trade accounts receivable. Billings in excess of revenue that is recognized on service contracts are recorded as deferred income until the aforementioned revenue recognition criteria are met.

Stock-based compensation for obtaining employee services and equity instruments issued to parties other than employees for acquiring goods or services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification and accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur. The fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	September 30,	September 30,
	2009	2008
Risk-free interest rate	2.2% - 3.9%	3.3% - 5.2%
Dividend yield	0.00%	0.00%
Expected volatility	166% - 387%	166% - 397%
Expected option life	5 - 10 years	5 - 10 years

The expected life of the options has been determined using the simplified method as prescribed in paragraph 718-10-S99-1 FN77 of the FASB Accounting Standards Codification. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs shown in the table above for 2009 and 2008 are as follows:

•

The expected volatility is based on a combination of the historical volatility of the Company’s and comparable companies’ stock over the contractual life of the options.

•

The Company uses historical data to estimate employee termination behavior. The expected life of options granted is derived from paragraph 718-10-S99-1 of the FASB Accounting Standards Codification and represents the period of time the options are expected to be outstanding.

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

Software development costs

Paragraph 985-20-25-3 of FASB Accounting Standards Codification requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life. To date, all costs have been accounted for as research and development costs and no software development cost has been capitalized. Total research and development costs for the nine months ended September 30, 2009 and 2008 were $315,706 and $207,781, respectively.

Income taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”).. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Basic loss per share is computed by taking net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt, which excludes 1,427,297 shares of stock options, 1,446,541 shares of common stock issuable under warrants and 2,178,565 shares of common stock issuable under the conversion feature of the convertible notes payable for the nine months ended September 30, 2009, and 1,000,685 shares of common stock to be issued, 1,427,297 shares of stock options, 1,161,577 shares of common stock issuable under warrants and 2,367,508 shares of common stock issuable under the conversion feature of the convertible notes payable for the nine months ended September 30, 2008, respectively. These potential shares of common stock were not included as they were anti-dilutive.

Recently issued accounting pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009. Commencing with its annual report for the year ending December 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement:

•

Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•

Of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•

Of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”. This Update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $19,436,016 and a working capital deficiency of $5,759,608 at September 30, 2009 and had a net loss and cash used in operations of $1,515,533 and $595,774 for the nine months ended September 30, 2009, respectively.

Currently, the Company is attempting to generate sufficient revenues and improve gross margins by implementing a revised sales strategy that was implemented in the second quarter of 2009. In principle, the Company is redirecting its sales focus from direct sales to domestic and international channel sales, where the Company is primarily selling through a channel of Distributors, Value Added Resellers, Strategic Partners and Original Equipment Manufacturers. The revenues from this approach are more lucrative than selling direct, due to the increase in sales volume of GuardedID® and ProtectID® through the channel partners. This strategy, if successful, should increase the Company’s sales and revenues allowing us to mitigate future losses. In addition, management has raised funds through convertible debt instruments and the sale of equity in order to alleviate the working capital deficiency. Through the utilization of the capital markets, the Company is seeking to locate the additional funding necessary to continue to expand and enhance its growth; however, there can be no assurance that we will be able to increase revenues or raise additional capital. The Company is currently in negotiations with other investors, but the success of such negotiations cannot be assured. In the third quarter of 2009, we executed contracts with two international clients for our ProtectID® and GuardedID® products, respectively. We believe these contracts will provide a continual steady increase to our revenues. Until we increase our customer base and realize the increased revenues from the recently signed contracts, we are assuming that we will continue as a going concern

Management expects cash flows from operating activities to improve by the second quarter of 2010, primarily as a result of certain contracts, however no assurance can be given that such contracts will materialize in revenue sufficient to meet operating expenses and fund future operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If it fails to generate positive cash flows or obtain additional financing when required, it may have to modify, delay or abandon some or all of its business and expansion plans.

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

As of September 30, 2009 the options to purchase 253,000 shares that vested at issuance are valued (as fixed) at $1,066,395, the options to purchase 253,000 shares that vested at September 11, 2005 are valued (as fixed) at $1,529,132, and the options to purchase the final 254,000 shares (which vested on September 11, 2006) are valued (as fixed) at $264,160. The deferred royalties are being amortized over the term of the original NetLabs Agreement of ten (10) years which will terminate on August 31, 2013. At September 30, 2009, the total value of the deferred royalties, net of accumulated amortization of $1,638,743, is $1,220,944. For the nine months ended September 30, 2009 and 2008, $233,799 and $222,471 of royalties were expensed, respectively.

The following table summarizes the annual amounts of deferred royalties that are amortized to general and administrative expenses over the next five (5) years:

2009	$77,932
2010	311,731
2011	311,731
2012	311,731
2013	207,819
Total deferred royalties	$1,220,944
Less current portion	(326,808)
Deferred royalties, net of current portion	$894,136

NOTE 5 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
(1) Convertible note bearing interest at 8% per annum maturing on March 28, 2008, with a conversion price of $9.00 per share. As of September 30, 2009, the Company and the note holder are in discussions regarding a settlement of the note balance.	$235,000	$235,000
(2) Convertible non-interest bearing note, having a conversion price of $9.00 per share and maturing on June 30, 2006. In January 2007, the Company agreed to make periodic payments in order to repay the note in full by December 31, 2009.	7,000	7,000
(3) Convertible notes bearing interest at 8% per annum with a conversion price of $9.00 per share. In July and August 2009 the notes were extended to mature on December 31, 2009.	50,000	50,000

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

(5) Convertible note bearing interest at 8% per annum maturing on March 15, 2008, with a conversion price of $9.00 per share. In July 2008, the Company, the note holder and the Company’s investor group agreed upon a settlement whereby the debt shall be assigned to the investor group by the Company and the investor group shall repay the agreed upon settlement amount to the note holder, in installments, through February 2009. The investor group made payments totaling $45,000 to the note holder from July 2008 to January 2009. In July 2009, the investor group and the note holder have agreed upon a revised final settlement whereby the investor group shall make a final payment of $14,900 to the note holder. The payment was made in July 2009. The investor group also replaced three outstanding stale checks dated from 2008 for a total amount of $25,000 with an additional July 2009 payment. The remaining note balance of $40,100 plus accrued interest to date was forgiven (see Note 13).

	-	65,000
(6) Convertible note bearing interest at 9% per annum maturing on June 9, 2009, with a conversion price of $1.40 per share. In August 2009 the note was extended to mature on December 9, 2009.	200,000	200,000
(7) Convertible note bearing interest at 9% per annum maturing on September 29, 2009, with a conversion price of $0.80 per share. In October 2009 the note was extended to mature on March 29, 2010.	150,000	150,000

(8) Six units, sold in February 2007 to six individuals, each consisting of an 18% convertible note of $16,667 for a total of $100,000, maturing August 31, 2007, with a conversion price of $0.50 per share and 6,667 bonus shares of the Company’s common stock, per individual, valued at $0.3988, for a total of 40,000 shares of common stock. Six months of prorated interest of $8,729, was due at closing and paid to the note holders. In November 2007 the notes were extended to April 30, 2008. Per the terms of the extensions, the Company repaid 20% of the note balances in November 2007. Of the remaining balances, 20% was due by January 31, 2008 and 60% plus accrued interest was due by April 30, 2008. The payments have been extended by the Company. In conjunction with the November extensions, the note holders shall receive an aggregate total of 20,000 shares of the Company’s common stock per month (“extension shares”) with a value based on the closing market price of the stock on the 18th of each month. In June 2008, the Company paid $9,768 against the six notes. In November 2008, the Company and the six note holders agreed to an amendment to the unit purchase agreements whereby the open note balances, accrued interest and shares of common stock recorded but not yet issued were forgiven and cancelled. The Company also issued 320,928 warrants with an exercise price of $0.20 per share, expiring December 22, 2012 to five of the note holders. As of September 30, 2009, one note holder has not yet agreed to the final settlement balance and his note balance of $3,512 remains open. For the nine months ended September 30, 2009 and 2008, the Company expensed $0 and $45,060, respectively, of financing expenses related to the shares issued for the note extensions and settlement (see Note 11).

	3,512	3,512
(9) Convertible note executed in May 2007 bearing interest at 9% per annum with an extended maturity date of November 1, 2009, with a conversion price of $0.35 per share. The Company issued 57,143 warrants with an exercise price of $0.70 per share and an expiration date of May 1, 2009. In October 2009 the note was extended to May 1, 2010.	100,000	100,000
(10) Convertible notes executed in June 2007 bearing interest at 8% per annum maturing on June 29, 2009, with a conversion price of $0.20 per share. The Company issued 100,000 warrants with an exercise price of $0.40 per share and an expiration date of June 29, 2009. In July 2009 the notes were extended to mature on December 29, 2009.	100,000	100,000
(11) Convertible note executed in July 2007 bearing interest at 8% per annum maturing on July 2, 2009, with a conversion price of $0.20 per share. The Company issued 100,000 warrants with an exercise price of $0.40 per share and an expiration date of July 2, 2009. In July 2009 the note was extended to mature on January 2, 2010.	100,000	100,000
(12) Convertible notes executed in August 2007 bearing interest at 9% per annum maturing on August 9, 2009, with a conversion price of $0.25 per share. The Company issued 96,000 warrants with an exercise price of $0.40 per share and an expiration date of August 9, 2010. In July 2009 the notes were extended to mature on February 9, 2010.	120,000	120,000
	1,065,512	1,230,512
Less current maturities	(1,065,512)	(1,230,512)
	$-	$-

Interest expense for the convertible notes payable for the nine months ended September 30, 2009 and 2008 was $71,914 and $97,313, respectively.

NOTE 6 - CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

Convertible notes payable – related parties at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
(1) Convertible note executed in November 2003 with the VP of Technology bearing interest at the prime rate plus 2% per annum with an extended maturity date of March 31, 2010, and a conversion price of $10.00 per share. The Company issued 500 warrants with an exercise price of $10.00 per share expiring November 10, 2013.	$50,000	$50,000
(2) Convertible note executed in January 2004 with the VP of Technology bearing interest at the prime rate plus 4% per annum with an extended maturity date of March 31, 2010, and a conversion price of $10.00 per share. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	7,500	7,500
(3) Convertible notes executed in February, June, September 2004 and August 2005 with the CEO bearing interest at an amended rate of 8% per annum with an extended maturity date of December 31, 2009, and a conversion price of $10.00 per share. The Company issued 1,800 warrants with an exercise price of $10.00 per share and expiration dates of February 4, 2014, September 7, 2014 and August 16, 2015.	230,000	230,000
(4) Convertible notes executed in August, and September 2005 with a Software Developer bearing interest at 8% per annum with an extended maturity date of December 31, 2009, and a conversion price of $10.00 per share. The Company issued 150 warrants with an exercise price of $10.00 per share and expiration dates of August 26, 2015 and September 29, 2015.	15,000	15,000
(5) Convertible note executed in September 2005 with a relative of the Chief Financial Officer bearing interest at 8% per annum with an extended maturity date of December 31, 2009, and a conversion price of $10.00 per share. The Company issued 50 warrants with an exercise price of $10.00 per share and an expiration date of December 7, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	5,000	5,000
(6) Convertible note executed in December 2005 with a Software Developer bearing interest at 8% per annum with an extended maturity date of December 31, 2009, and a conversion price of $10.00 per share. The Company issued 100 warrants with an exercise price of $10.00 per share and an expiration date of December 6, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	10,000	10,000
(7) Convertible notes executed in December 2005 and January 2006 with the Office Manager bearing interest at 8% per annum with an extended maturity date of December 31, 2009, and a conversion price of $10.00 per share. The Company issued 800 warrants with an exercise price of $10.00 per share and expiration dates of December 28, 2015 and January 9, 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	58,755	58,755
(8) Convertible notes executed in January and February 2006 with the CEO bearing interest at an amended rate of 8% per annum with an extended maturity date of December 31, 2009, and a conversion price of $10.00 per share. The Company issued 380 warrants with an exercise price of $10.00 per share and expiration dates of January 18, 2016 and February 28, 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	38,000	38,000
(9) Convertible note executed in March 2006 with a Software Developer bearing interest at 8% per annum with an extended maturity date of December 31, 2009, and a conversion price of $7.50 per share. The Company issued 50 warrants with an exercise price of $10.00 per share and an expiration date of March 6, 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	5,000	5,000
	$419,255	$419,255
Less current maturities	(419,255)	(419,255)
	$-	$-

At September 30, 2009 and 2008, accrued interest due for the convertible notes – related parties was $145,593 and $112,166, respectively, and is included in accrued expenses in the accompanying balance sheet. Interest expense for convertible notes payable – related parties for the nine months ended September 30, 2009 and 2008 was $24,645 and $26,145, respectively.

NOTE 7 - NOTES PAYABLE

Notes payable at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008

(1) One unit consisting of a $100,000 promissory note and 20,000 shares of the Company’s common stock, at $1.40, sold in May 2006. The note bears interest at 9% per annum and matured on August 28, 2006. Because the note was not fully repaid within a twenty (20) day grace period after the maturity date, the remaining outstanding principal and accrued and unpaid interest was convertible into shares of common stock of the Company at the sole option of the holder, at a conversion price equal to the lesser of (a) $2.20 or (b) ninety percent (90%) of the lowest VWAP, as defined, of the common stock during the thirty (30) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP. The Company paid a placement agent fee of $7,000 relating to the promissory note. In January 2008, the Company executed a Forbearance Agreement with YA Global, the note holder, whereby YA Global has agreed to forbear from exercising its rights under the secured convertible debentures through February 27, 2008. The terms of the Forbearance Agreement also include a reduction in the YA Global Fixed Conversion Price to $0.065. In February 2008, the Forbearance Agreement was further extended to May 15, 2008. In May 2008, the Company executed a Forbearance Agreement with YA Global, the note holder, whereby YA Global has agreed to forbear from exercising its rights under the secured convertible debentures through October 15, 2008. In April 2009, the note was extended to December 31, 2010. The note was convertible as of August 20, 2009.

	$100,000	$100,000

(2) Promissory note executed in June 2007, bearing interest at 9% per annum, maturing on December 14, 2007. In December 2007, the Company repaid $5,000 of the principal to the note holder and the note was extended to January 31, 2008. In January 2009, the note holder executed a forbearance agreement whereby he agreed to forbear his rights under the promissory note until March 31, 2009. Per the terms of the agreement, the Company made a $10,000 payment to the note holder in January 2009 and issued 500,000 shares of restricted common stock, at $0.07 per share, to be held in escrow with the note holder’s attorney. Per the terms of the forbearance agreement, the escrow shares were released to the note holder in April 2009. Effective March 31, 2009, the note holder retains the right to accept shares of the Company’s common stock in lieu of the Company’s indebtedness. In September 2009, the Company issued an additional 300,000 unrestricted shares of its common stock to the note holder in order to provide sufficient shares of common stock to pay off its indebtedness per the terms of the forbearance agreement. From August 2009 to October 2009, the note holder sold a sufficient amount of the Company’s common stock on the open market to satisfy the remaining note balance. For the nine months ended September 30, 2009, a total of $29,360 in sales of stock was applied to the loan (see Note 11).

	5,640	45,000
(3) Promissory note executed in January 2008, bearing interest at 8% per annum, maturing on December 31, 2008. In December 2008, the note was extended to June 30, 2009. The Company made a payment of $94,792 to the note holder in December 2008. In June 2009, the note was extended to December 31, 2009.	5,208	5,208
(4) Promissory note executed in January 2008, bearing interest at 18% per annum, maturing on July 31, 2008. In July 2008 the note was extended to December 31, 2008. In December 2008, the note was extended to June 30, 2009. In June 2009, the note was extended to December 31, 2009.	50,000	50,000
(5) Seventy units, sold in 2008, with each unit consisting of a 10% promissory note of $25,000, maturing three years from the execution date and with a 10% discount rate, and 82,000 non-dilutable (for one year) restricted shares of the Company’s common stock, at market price (see Notes 11 and 13).	1,750,000	1,750,000

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

(7) Promissory note executed in March 2009 for $50,000, bearing interest at 10% per annum, maturing on March 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in April 2009. In April 2009, the Company signed an agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company. For the nine months ended September 30, 2009, sales proceeds of $27,732 were applied to the note balance (see Notes 11 and 13).

	22,268	-

(8) Promissory note executed in April 2009 for $50,000, bearing interest at 10% per annum, maturing on April 10, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in April 2009. In April 2009, the Company signed an agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company. For the nine months ended September 30, 2009, no sales proceeds were applied to the note balance (see Notes 11 and 13).

	50,000	-
(9) Promissory note executed in April 2009 for $35,000, bearing interest at 15% per annum, maturing on December 31, 2009. In September 2009, the Company made a payment of $5,000 to the note holder.	30,000	-
(10) Promissory note executed in May 2009 for $50,000, bearing interest at 10% per annum, maturing on April 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The 100,000 shares were issued in June 2009 (see Note 11).	50,000	-

(11) Promissory note executed in May 2009 for $40,000, bearing interest at 10% per annum, maturing on July 15, 2009. The note will be repaid from the proceeds of a customer order that was invoiced in August 2009. In October 2009, the note holder transferred the promissory note balance and accrued interest owed into a purchase of two units with each unit consisting of a 10% promissory note of $25,000 for a total of $50,000 and 82,000 shares of the Company’s common stock, valued at market price, for a total of 164,000 shares of common stock. An additional loan paid to the Company, in October 2009, of $8,000 by the note holder was included as part of the purchase of the two units (see Note 15).

	40,000	-
(12) Promissory note executed in June 2009 for $25,000, bearing interest at 10% per annum, maturing on June 8, 2012. Per the terms of the promissory note, the note holder purchased one unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in June 2009 (see Note 11).	25,000	-
(13) Promissory note executed in June 2009 for $75,000, bearing interest at 10% per annum, maturing on June 25, 2012. Per the terms of the promissory note, the note holder purchased three units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 150,000 shares of common stock. The shares were issued in August 2009 (see Note 11).	75,000	-

(14) Promissory note executed in June 2009 for $20,000, bearing interest at 10% per annum, maturing on June 29, 2012. The note represents a payment made by the note holder to a third party for professional advertising services rendered. The Company did not receive funds directly from the note holder relating to this note.	20,000	-
(15) Promissory note executed in July 2009 for $35,000, bearing interest at 10% per annum, maturing on July 14, 2012. Per the terms of the promissory note, the note holder purchased 1.4 units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 70,000 shares of common stock. The shares were issued in August 2009 (see Note 11).	35,000	-
(16) Promissory note executed in August 2009 for $25,000, bearing interest at 10% per annum, maturing on August 18, 2012. Per the terms of the promissory note, the note holder purchased one unit consisting of a 10% promissory note of $25,000 and 75,000 restricted shares of the Company’s common stock, at market price (see Note 11)	25,000	-

(17) Promissory note executed in September 2009 for $50,000, bearing interest at 10% per annum, maturing on September 2, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The April 2009 agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company also applies to this note. For the nine months ended September 30, 2009, no sales proceeds were applied to the note balance (see Notes 11 and 13).

	50,000	-
(18) Promissory note executed in September 2009 for $15,000, bearing interest at 6% per annum, maturing on December 31, 2009.	15,000	-
(19) In September 2009, the Company assigned a September 2009 accounts receivable invoice in the amount of $25,000 to an unrelated party. As consideration for executing the assignment, the Company issued 100,000 shares of restricted common stock, valued at $0.099 per share, to a relative of the assignee (see Note 11).	25,000	-
(20) Promissory note executed in September 2009 for $60,000, maturing on December 31, 2009. The note does not accrue interest. As inducement for making the note, the note holder received 250,000 restricted shares of the Company’s common stock, at market price (see Note 11).	$60,000	$-
	2,658,116	1,950,208
Less current maturities	(230,848)	(200,208)
	$2,427,268	$1,750,000

Interest expense for notes payable for the nine months ended September 30, 2009 and 2008 was $177,661 and $126,861, respectively.

NOTE 8 - NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
(1) Promissory notes executed with the CEO bearing interest at an amended rate of 8% per annum with an extended maturity date of December 31, 2009.	504,000	504,000
(2) Promissory note executed in May 2006 with the CEO bearing interest at 9% per annum with an extended maturity date of December 31, 2009. The Company issued 20,000 warrants with an exercise price of $1.30 per share and an expiration date of May 25, 2011. The fair value of the warrants issued was $24,300.	100,000	100,000
(3) Promissory note executed in February 2007 with the CEO bearing interest at 8% per annum with an extended maturity date of December 31, 2009. The Company issued 8,800 warrants with an exercise price of $0.50 per share and an expiration date of February 21, 2012. The fair value of the warrants issued was $3,758.	22,000	22,000

(4) Promissory notes executed in February 2008 with the former President bearing interest at 8% per annum with a maturity date of February 28, 2009. Per the terms of a settlement agreement reached with the former President in April 2009, the notes shall be repaid by monthly payments of $7,500 each. An initial payment of $12,500 was paid in April 2009. Per the terms of an amendment to the settlement agreement executed in September 2009, the Company paid $2,500 to its former President in September 2009 (see Note 13).		47,500		70,000
		$673,500		$696,000
Less current maturities		(673,500)		(696,000)
	$		$

Interest expense for notes payable - related parties for the nine months ended September 30, 2009 and 2008 was $41,887 and $42,164, respectively.

NOTE 9 -

CONVERTIBLE SECURED NOTES PAYABLE

Convertible secured notes payable consisted of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Citco Global Custody NV (assigned from YA Global/Highgate)	$542,588	$672,167
YA Global (April 2009 debenture)	277,920	-
Total convertible secured notes payable	$820,508	$672,167

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

Interest expense for the convertible secured notes payable for the nine months ended September 30, 2009 and 2008 was $15,952 and $38,592, respectively.

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

Conversions to Common Stock

For the nine months ended September 30, 2009 and 2008, Citco Global had no conversions.

For the nine months ended September 30, 2009 and 2008, YA Global had no conversions.

For the nine months ended September 30, 2009 and 2008, Highgate had no conversions.

NOTE 10 - FINANCIAL INSTRUMENTS

The secured convertible notes payable are hybrid instruments which contain an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under paragraph 815-15-25-1 of the FASB Accounting Standards Codification. The embedded derivative feature has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability". The embedded derivative feature includes the conversion feature within the note and an early redemption option. The value of the embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the notes, or 12 months.

The secured convertible debentures issued to YA Global and Highgate, further assigned to Citco Global, have been accounted for in accordance with paragraph 815-15-25-1 of the FASB Accounting Standards Codification and paragraph 815-40-25 of the FASB Accounting Standards Codification. The Company has identified the above instruments having derivatives that require evaluation and accounting under the relevant guidance applicable to financial derivatives. These compound embedded derivatives have been bifurcated from their respective host debt contracts and accounted for as derivative liabilities in accordance with paragraph 815-40-25 of the FASB Accounting Standards Codification. When multiple derivatives exist within convertible notes, they have been bundled together as a single hybrid compound instrument. The compound embedded derivatives within the secured convertible notes have been recorded at fair value at the date of issuance; and are marked-to-market each reporting period with changes in fair value recorded to the Company’s statement of operations as “Derivative instrument expense, net”. The Company has utilized a third party valuation consultant to fair value the compound embedded derivatives using a layered discounted probability-weighted cash flow approach. The fair value of the derivative liabilities are subject to the changes in the trading value of the Company’s common stock, as well as other factors. As a result, the Company’s financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Company’s stock at the balance sheet date and the amount of shares converted by note holders. Consequently, the financial position and results of operations may vary from quarter-to-quarter based on conditions other than operating revenues and expenses.

NOTE 11 - STOCKHOLDERS’ DEFICIT

Common Stock

On August 8, 2008, the shareholders of the Company authorized a 1 for 10 reverse stock split. All share and per share data in the financial statements and related notes have been restated to give retroactive effect to the reverse stock split.

Issuance of Stock for Services

In August 2005, the Company entered into a retainer agreement with an attorney, whereas the attorney will act as in house counsel for the Company with respect to all general corporate matters. The agreement is at will and required a payment of 1,000 shares of common stock, valued at $9.00 per share, due upon execution. The certificate for the 1,000 shares of common stock was issued in October 2005. Commencing on September 1, 2005, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market. For the nine months ended September 30, 2009, the Company issued 22,500 shares of common stock, valued at $965, all of which has been expensed as legal fees, related to the agreement.

In December 2007, the Company executed a consulting agreement with a financial advisor whereby the consultant will provide introduction of potential investors to the Company. As compensation for the services, the consultant shall receive a monthly fee in the amount of $5,000. The agreement can be terminated by either party by providing the other party with thirty days advance written notice. The consultant received 500,000 shares of the Company’s common stock, valued at $0.065 per share. The shares are restricted and have piggyback registration rights upon the next registration statement filed by the Company. In April 2009, the Company executed a consulting agreement with the financial advisor whereby the consultant will provide introduction of potential investors to the Company. The agreement replaces the December 2007 agreement executed with the consultant. As compensation for the services, the consultant shall receive a monthly fee in the amount of $7,000. The consultant shall defer payment until the Company achieves monthly net income before taxes of $20,000. The agreement can be terminated by either party by providing the other party with thirty days advance written notice. In April 2009, the Company and the financial advisor executed an amendment to the consulting agreement whereby the consultant will receive additional compensation for the services of 400,000 shares of the Company’s common stock, valued at $0.05 per share. The shares shall be issued in increments of 33,333 shares per month over a twelve month period. In August 2009, Company and the financial advisor executed an amendment to the consulting agreement whereby the issuance of the remaining shares owed to the consultant relating to the agreement were accelerated for immediate issuance (see Note 13). For the nine months ended September 30, 2009, the Company issued 400,000 shares of common stock, valued at $13,600, all of which has been expensed as consulting fees, related to the agreement.

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

In accordance with a term sheet executed with an investment firm in January 2008, the Company sold 70 units to twenty-seven investors between January and December 2008. In 2008, the Company issued 5,740,000 shares of common stock, valued at $0.011 to $0.08 per share, issuable to the investors per the terms of the agreement (see Notes 7 and 13). All of the shares recorded relating to the term sheet are non-dilutable and have Rule 144 piggyback registration rights. For the nine months ended September 30, 2009 and 2008, the Company expensed $0 and $127,739, respectively, of financing expenses related to the shares.

In December 2008, the Company issued 290,695 shares of common stock, valued at $0.095 per share, issuable to five note holders and the placement agent per an amendment executed in November 2008 to the February 2007 unit purchase agreements. Per the amendment, the shares of common stock recorded but not yet issued were forgiven and cancelled. The 240,000 shares of common stock recorded from December 2007 through September 2008 were cancelled in December 2008 and $46,800 in financing expense was reversed. For the nine months ended September 30, 2009 and 2008, the Company expensed $0 and $45,060, respectively, of financing expenses related to the shares issued for the note extensions and settlement (see Note 5).

In December 2008, the Company cancelled 60,000 shares of common stock, recorded but not yet issued, issuable to a note holder and the placement agent per an amendment executed in November 2008 to the April 2007 unit purchase agreement. Per the amendment, the shares of common stock recorded but not yet issued were forgiven and cancelled. The 60,000 shares of common stock recorded from December 2007 through September 2008 were cancelled in December 2008 and $11,700 in financing expense was reversed. For the nine months ended September 30, 2009 and 2008, the Company expensed $0 and $11,040, respectively, of financing expenses related to the shares issued for the note extensions.

In December 2008, the Company issued 59,384 shares of common stock, valued at $0.095 per share, issuable to two remaining note holders per an amendment executed in November 2008 to the July 2006 unit purchase agreements. Per the amendment, the shares of common stock recorded but not yet issued were forgiven and cancelled. The 19,618 shares of common stock recorded from December 2007 through September 2008 were cancelled in December 2008 and $3,836 in financing expense was reversed. For the nine months ended September 30, 2009 and 2008, the Company expensed $0 and $3,609, respectively, of financing expenses related to the shares issued for the note extensions and settlement.

In January 2009, the Company executed a forbearance agreement with a note holder whereby the note holder agrees to forebear his rights under the promissory note until March 31, 2009. Per the terms of the agreement, the Company made a $10,000 payment to the note holder in January 2009 and issued 500,000 shares of restricted common stock, at $0.07 per share, to the note holder to be held in escrow with the note holder’s attorney. Per the terms of the forbearance agreement, the escrow shares were released to the note holder in April 2009. Effective March 31, 2009, the note holder retains the right to accept shares of the Company’s common stock in lieu of the Company’s indebtedness. In September 2009, the Company issued an additional 300,000 shares of unrestricted common stock to the note holder in order to provide sufficient shares of common stock to pay off its indebtedness per the terms of the forbearance agreement (see Note 7). For the nine months ended September 30, 2009 and 2008, the Company expensed $74,700 and $0, respectively, of financing expenses related to the shares.

In January 2009, the Company executed a promissory note for $225,000, bearing interest at 10% per annum, maturing on January 23, 2012. Per the terms of the promissory note, the note holder of a $100,000 convertible note, executed in July 2008, rolled the convertible note balance and accrued interest owed into a purchase of nine units with each unit consisting of a 10% promissory note of $25,000 for a total of $225,000 and 82,000 shares of the Company’s common stock, valued at $0.06, for a total of 738,000 shares of common stock. An additional loan to the Company, in January 2009, of $100,000 by the note holder was included as part of the purchase of the nine units (see Notes 5 and 7). The shares were issued in February 2009. For the nine months ended September 30, 2009 and 2008, the Company expensed $16,605 and $0, respectively, of financing expenses related to the shares.

In March 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on March 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The shares were issued in April 2009. For the nine months ended September 30, 2009 and 2008, the Company expensed $833 and $0, respectively, of financing expenses related to the shares (see Notes 7 and 13).

In April 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on April 10, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The shares were issued in April 2009. For the nine months ended September 30, 2009 and 2008, the Company expensed $833 and $0, respectively, of financing expenses related to the shares (see Notes 7 and 13).

In May 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on May 27, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The shares were issued in May 2009. For the nine months ended September 30, 2009 and 2008, the Company expensed $333 and $0, respectively, of financing expenses related to the shares (see Note 7).

In June 2009, the Company executed a promissory note for $25,000, bearing interest at 10% per annum, maturing on June 8, 2012. Per the terms of the promissory note, the note holder purchased one unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in June 2009. For the nine months ended September 30, 2009 and 2008, the Company expensed $167 and $0, respectively, of financing expenses related to the shares (see Note 7).

In June 2009, the Company executed a promissory note for $75,000, bearing interest at 10% per annum, maturing on June 12, 2012. Per the terms of the promissory note, the note holder purchased three units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 150,000 shares of common stock. The shares were issued in August 2009. For the nine months ended September 30, 2009 and 2008, the Company expensed $333 and $0, respectively, of financing expenses related to the shares (see Note 7).

In July 2009, the Company executed a promissory note for $35,000, bearing interest at 10% per annum, maturing on July 14, 2012. Per the terms of the promissory note, the note holder purchased 1.4 units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 70,000 shares of common stock. The shares were issued in August 2009. For the nine months ended September 30, 2009 and 2008, the Company expensed $156 and $0, respectively, of financing expenses related to the shares (see Note 7).

In August 2009, the Company transferred the July 2009 assignment of $12,000 to an alternate accounts receivable invoice in the amount of $25,000 dated August 2009 and issued a new assignment to an unrelated party. As consideration for executing the July 2009 assignment, the Company paid an assignment fee of $250 to the assignee. As consideration for executing the August 2009 assignment, the Company issued 100,000 shares of restricted common stock, valued at $0.022 per share, to a relative of the assignee. The August 2009 assignment of $25,000 was repaid to the assignee in September 2009. For the nine months ended September 30, 2009 and 2008, the Company expensed $2,200 and $0, respectively, of financing expenses related to the shares.

In August 2009, the Company executed a promissory note for $25,000, bearing interest at 10% per annum, maturing on August 18, 2012. Per the terms of the promissory note, the note holder purchased one unit consisting of a 10% promissory note of $25,000 and 75,000 restricted shares of the Company’s common stock, at market price. The shares were issued in August 2009. For the nine months ended September 30, 2009 and 2008, the Company expensed $167 and $0, respectively, of financing expenses related to the shares (see Note 7).

In September 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on September 2, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The shares were issued in September 2009. For the nine months ended September 30, 2009 and 2008, the Company expensed $153 and $0, respectively, of financing expenses related to the shares (see Notes 7 and 13).

In September 2009, the Company assigned a September 2009 accounts receivable invoice in the amount of $25,000 to an unrelated party. As consideration for executing the assignment, the Company issued 100,000 shares of restricted common stock, valued at $0.099 per share, to a relative of the assignee. For the nine months ended September 30, 2009 and 2008, the Company expensed $9,900 and $0, respectively, of financing expenses related to the shares (see Note 7).

In September 2009, the Company executed a non-interest bearing promissory note for $60,000, maturing on December 31, 2009. As consideration for executing the note, the Company issued 250,000 shares of restricted common stock, valued at $0.099 per share, to the note holder. For the nine months ended September 30, 2009 and 2008, the Company expensed $6,188 and $0, respectively, of financing expenses related to the shares (see Note 7).

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

Expected warrant life (year)	2.00 to 10.00
Expected volatility	60% to 400%
Risk-free interest rate	1.40% to 5.16%
Dividend yield	0.00%

The table below summarizes the Company’s warrants activity for the nine months ended September 30, 2009:

	Number of Warrant Shares	Exercise Price Range Per Share		Weighted Average Exercise Price	Fair Value at Date of Issuance	Intrinsic Value(in thousands)

Balance, January 1, 2008	953,360		$0.10 - $ 10.00	$1.086	$770,635	$-
Granted	415,107		$0.20 - $ 0.25	$0.202	$44,320	$-
Cancelled	-	$	- $ -	$-	$-	$-
Balance, December 31, 2008	1,368,467		$0.10 - $ 10.00	$0.818	$814,955	$-
Balance, September 30, 2009	1,368,467		$0.10 - $ 10.00	$0.818	$814,955	$-
Earned and Exercisable, September 30, 2009	1,368,467			$0.818	$814,955	$-

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2009:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$10.00	8,050	5.00	$10.000	8,050	$10.000
$1.00 - $5.00	281,417	2.00	2.436	281,417	2.436
$0.10 - $0.80	1,079,000	2.00	0.325	1,079,000	0.325

	1,368,467	3.00	$0.818	1,368,467	$0.818

NOTE 12 - STOCK BASED COMPENSATION

In September 2004, the stockholders approved the Equity Incentive Plan for its employees (“Incentive Plan”), effective April 1, 2004. Of the total authorized for issuance at September 30, 2009, 98,572,703 shares were available for future issuance.

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

The table below summarizes the Company’s Incentive Plan stock option activity through September 30, 2009:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Weighted Average Remaining (in years) Contractual Term	Intrinsic Value(in thousands)

Balance, January 1, 2008	2,539,088	$0.08 - $ 10.00	$1.050	-	$-
Granted	-	$0.15 - $ 10.00	$-	-	$-
Cancelled	1,111,791	$0.08 - $ 10.00	$1.823	-	$-
Balance, December 31, 2008	1,427,29	$0.08 - $ 10.00	$0.448	-	$-
Balance, September 30, 2009	1,427,29	$0.08 - $ 10.00	$0.448	-	$-
Vested and Exercisable, September 30, 2009	1,427,29		$0.448	-	$-

As of September 30, 2009, an aggregate of 1,427,297 options were outstanding under the incentive plan. The exercise price for 37,500 options is $10.00, for 105,000 options is $1.00, for 9,231 is $0.375, for 15,705 is $0.24, for 16,388 options is $0.23, for 325,577 options is $0.20, for 171,131 options is $0.17, for 259,743 options is $0.15 and 487,022 options is $0.08. As of September 30, 2008, an aggregate of 1,427,297 options were outstanding under the incentive plan. The exercise price for 37,500 options is $10.00, for 105,000 options is $1.00, for 9,231 is $0.375, for 15,705 is $0.24, for 16,388 options is $0.23, for 325,577 options is $0.20, for 171,131 options is $0.17, for 259,743 options is $0.15 and 487,022 options is $0.08. At September 30, 2009, there were 1,427,297 vested incentive plan stock options outstanding of which 487,022 options are exercisable at $0.08, 259,743 options are exercisable at $0.15, 171,131 options are exercisable at $0.17, 325,577 options are exercisable at $0.20, 16,388 options are exercisable at $0.23, 15,705 options are exercisable at $0.24, 9,231 options are exercisable at $0.375, 105,000 options are exercisable at $1.00 and 37,500 options are exercisable at $10.00.

As of September 30, 2009, there was no unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 12 months.

The following table summarizes information concerning outstanding and exercisable Incentive Plan options as of September 30, 2009:

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Payroll Taxes

As of September 30, 2009, the Company owes $53,481 of payroll taxes, of which approximately $45,000 are delinquent from the year ended December 31, 2003. The Company has also recorded $32,462 of related estimated penalties and interest on the delinquent payroll taxes. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available.

Lease Agreements

In January 2008, the Company executed a lease renewal agreement with its landlord. The term of the renewal is from February 1, 2008 through January 31, 2013. Per the terms of the renewal, the Company shall pay a monthly base rent of $6,356 with no rent payments due for the months of February 2008, February 2009 and February 2010. In September 2008, the Company commenced discussions with the landlord to reduce the rent by 50%, effective September 2008, for a period of six months. In November 2008, the Company executed a lease amendment with its landlord whereby the Company made reduced base rent payments of $3,049 per month for the months of September 2008 through February 2009. The base rent payments for the months of March through May 2009 were $6,356 per month. The base rent payments for the months of June through November 2009 were to be $9,996 per month. The base rent payments from December 2009 through the remainder of the lease term were to have been $6,356 per month. The landlord agreed to waive late fees owed prior to November 2008 of $4,904 provided the Company does not default on the lease through November 30, 2009.

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

In April 2009, the Company executed a consulting agreement with a financial advisor whereby the consultant will provide introduction of potential investors to the Company. The agreement replaces the December 2007 agreement executed with the consultant. As compensation for the services, the consultant shall receive a monthly fee in the amount of $7,000. The consultant shall defer payment until the Company achieves monthly net income before taxes of $20,000. The agreement can be terminated by either party by providing the other party with thirty days advance written notice. In April 2009, the Company and the financial advisor executed an amendment to the consulting agreement whereby the consultant will receive additional compensation for the services of 400,000 shares of the Company’s common stock, valued at $0.05 per share. The shares shall be issued in increments of 33,333 shares per month over a twelve month period. In August 2009, Company and the financial advisor executed an amendment to the consulting agreement whereby the issuance of the remaining shares owed to the consultant relating to the agreement were accelerated for immediate issuance (see Note 11).

Investor Group

In January 2008, the Company executed a term sheet with an investor group whereby the group will assist the Company on an ongoing best efforts basis in order for the Company to obtain financing of up to $2,500,000 in the form of up to 100 units, each unit containing a $25,000 promissory note and 62,000 non-dilutable (for one year), restricted shares of the Company’s common stock. The promissory notes shall have a three year term, bearing interest at 10% per annum, with a 10% discount rate. All funds received as a result of the sale of the units shall be held in an escrow account that shall be managed by the investor group’s assigned representative. Upon repayment of the Company’s open secured notes and receipt of a release of indebtedness from YA Global and Highgate, the intellectual property of the Company will be pledged to the note holders in the investor group until such time that the unsecured notes and accrued interest of the investor group are repaid in full. In January 2008, the Company sold 37 units to the investor group for a total of $925,000 in promissory notes with a discount of $92,500. In November 2008, the Company issued 2,294,000 shares of common stock in relation to the units sold. In February 2008, the Company sold 17 units to the investor group for a total of $425,000 in promissory notes with a discount of $42,500. In November 2008, the Company issued 1,054,000 shares of common stock in relation to the units sold. In March 2008, the Company sold 4 units to the investor group for a total of $100,000 in promissory notes with a discount of $10,000. In November 2008, the Company issued 248,000 shares of common stock in relation to the units sold. In April 2008, the Company sold 1 unit to the investor group for a total of $25,000 in promissory notes with a discount of $2,500. In November 2008, the Company issued 62,000 shares of common stock in relation to the unit sold. In May 2008, the Company executed an amendment to the term sheet whereby the number of restricted and non-dilutable shares of the Company’s common stock to be issued per unit sold was increased from 62,000 shares to 82,000 shares. The increase was applied retroactively to those investors who purchased units as of the date of the amendment. In November 2008, in accordance with the amendment, the Company issued 1,180,000 shares of the Company’s common stock, valued at $0.02 per share, and computed as 20,000 shares multiplied by 59 units to reflect the retroactive increase in the shares to be issued to the investors who purchased units as of the date of the amendment. In July 2008, the Company sold 1 unit to the investor group for a total of $25,000 in promissory notes with a discount of $2,500. In November 2008, the Company issued 82,000 shares of common stock in relation to the unit sold. In August 2008, the Company sold 6 units to the investor group for a total of $150,000 in promissory notes with a discount of $15,000. In November 2008, the Company issued 492,000 shares of common stock in relation to the units sold. In September 2008, the Company sold 2 units to the investor group for a total of $50,000 in promissory notes with a discount of $5,000. In November 2008, the Company issued 164,000 shares of common stock in relation to the units sold. In December 2008, the Company sold 2 units to the investor group for a total of $50,000 in promissory notes, with no discount, and the Company issued 164,000 shares of common stock in relation to the units sold (see Notes 7 and 11). The investor group advanced funds totaling $50,000 in February 2008, $280,000 in March 2008, $74,070 in April 2008, $80,000 in May 2008, $95,000 in June 2008, $125,000 in July 2008, $71,000 in August 2008, $77,000 in September 2008, $73,000 in October 2008, $86,000 in November 2008, $118,000 in December 2008, $15,000 in January 2009, $25,000 in February 2009 and $7,000 in August 2009, respectively, to the Company. The funds being held in escrow are classified as restricted cash on the Company’s balance sheets.

In February 2008, the Company executed a Debt Assignment and Security Designation Agreement with the investor group whereby the Company has assigned the debt owed as convertible secured notes payable to YA Global and Highgate to the investor group. The investor group paid a total of $200,000 to YA Global and Highgate in February 2008 for additional interest and the security deposit owed in relation to the extended and amended forbearance agreement the Company and YA Global executed in February 2008 and $75,000 in May 2008 for additional interest, partial accrued interest and an extension fee owed in relation to the new forbearance agreement the Company and YA Global executed in May 2008. The YA Global and Highgate secured notes were subsequently assigned to Citco Global in April 2009 (see Note 9).

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

In July 2008, the Company and a note holder agreed upon a settlement whereby a convertible promissory note in the amount of $100,000 shall be assigned to the investor group by the Company and the investor group shall repay the agreed upon settlement amount of $45,000 to the note holder, in installments, through February 2009. The investor group made payments of $10,000 in July 2008, $5,000 in September 2008, $15,000 in October 2008, $5,000 in December 2008 and $10,000 in January 2009 to the note holder. In July 2009, the investor group and the note holder have agreed upon a revised final settlement whereby the investor group shall make a final payment of $14,900 to the note holder. The payment was made in July 2009. The investor group also replaced three outstanding stale checks dated from 2008 for a total amount of $25,000 with an additional July 2009 payment. The remaining note balance of $40,100 plus accrued interest to date was forgiven (see Note 5).

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

Settlement Agreement

In April 2009, the Company executed a settlement agreement with its former President whereby the Company has agreed to make monthly payments of $7,500, beginning in June 2009, in order to repay promissory notes, accrued interest, deferred payroll and expenses in the amount of $139,575 owed to its former President. The Company paid an initial installment payment of $12,500 to its former President in April 2009. The company paid an installment payment of $7,500 to its former President in September 2009. In September 2009, the Company executed an amendment to the settlement agreement whereby the payment terms and amount were revised. Effective September 2009, the Company shall make a $2,500 payment to its former President per Company payroll period. In the event the Company does not process a full payroll, the Company shall pay a proportionate percentage of the payment owed equal to the percentage of the total Company net payroll amount paid. Per the terms of the amendment, the Company paid $2,500 to its former President in September 2009. All of the payments made in accordance the agreement and subsequent amendment were applied to the February 2008 promissory note balance owed to the Company’s former President (see Note 8).

Loan Repayment Agreement

In April 2009, the Company signed an agreement whereby two promissory notes executed with an unrelated company shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company. In September 2009, the Company executed an additional promissory note with the unrelated company that is included in the loan repayment agreement. For the nine months ended September 30, 2009, sales proceeds of $27,732 were applied to the balance of the notes (see Notes 7 and 11).

Due to Factor

In March 2007, the Company entered into a sale and subordination agreement with a factoring firm whereby the Company sold its rights to two invoices, from February 2007 and March 2007, totaling $470,200 to the factor. Upon signing the agreement and providing the required disclosures, the factor remitted 65%, or $144,440, of the February 2007 invoice and a certain percentage of $53,010 of the March 2007 invoice to the Company. The Company paid a $500 credit review fee to the factor relating to the agreement. Per the terms of the agreement, once the Company’s client remits the invoice amount to the factor, the factor deducts a discount fee from the remaining balance of the factored invoices and forwards the net proceeds to the Company. The discount fee is computed as a percentage of the face amount of the invoice as follows: 2.25% fee for invoices paid within 30 days of the down payment date with an additional 1.125% for each 15 day period thereafter. In September 2007, the February 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In December 2007, the March 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In February 2008, the Company and the factor have agreed to a total settlement amount of $75,000 to be paid by the Company to the factor in September 2008 unless both parties mutually agree to extend the due date. In September 2008, the Company and the factor reached a verbal agreement to extend the due date to December 31, 2008. The Company is pursuing an extension. As of September 30, 2009, the balance due to the factor by the Company was $209,192 including interest.

NOTE 14 - CONCENTRATION OF CREDIT RISK

Customers and Credit Concentrations

Revenue concentrations for the nine months ended September 30, 2009 and 2008 and the Receivables concentrations at September 30, 2009 and December 31, 2008 are as follows:

	Net Sales for the Nine Months Ended		Accounts receivable at
	September 30, 2009	September 30, 2008	September 30, 2009	December 31, 2008
Customer A	24.4%	-%	54.5%	-%
Customer B	14.9%	-%	16.6%	-%
Customer C	14.3%	30.0%	3.8%	20.7%
Customer D	11.5%	9.5%	2.1%	-%
Customer E	7.5%	19.2%	3.4%	11.7%

	72.6%	58.7%	80.4%	32.4%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through November 16, 2009, the date when the financial statements were issued. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Sales of Common Stock

In October 2009, the Company sold to one individual certain units which contained common stock and warrants. The Company sold 1,000,000 units, with each unit consisting of one restricted share of the Company’s common stock at $0.05 per share, for a total of $50,000 and the Company issued a total of 500,000 warrants with an exercise price of $0.12 per share all of which are exercisable for a period of three years from the date of issuance. The 1,000,000 shares of common stock were issued in November 2009.

In November 2009, the Company sold to one individual certain units which contained common stock. The Company sold 250,000 units, with each unit consisting of one restricted share of the Company’s common stock at $0.05 per share, for a total of $12,500. The 250,000 shares of common stock were issued in November 2009.

Notes Payable

Promissory note executed in October 2009 for $50,000, bearing interest at 10% per annum, maturing on October 20, 2012. Per the terms of the promissory note, a note holder of a $40,000 promissory note, executed in May 2009, rolled the promissory note balance and accrued interest owed into a purchase of two units with each unit consisting of a 10% promissory note of $25,000 for a total of $50,000 and 82,000 shares of the Company’s common stock, valued at market price, for a total of 164,000 shares of common stock. An additional loan paid to the Company, in October 2009, of $8,000 by the note holder was included as part of the purchase of the two units (see Note 7). The shares were issued in October 2009.

Promissory note executed in October 2009 for $18,750, bearing interest at 10% per annum, maturing on October 27, 2012. Per the terms of the promissory note, the note holder purchased 0.75 units with each unit consisting of a 10% promissory note of $25,000 and 133,333 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares.

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

Background

StrikeForce Technologies, Inc. (hereinafter referred to as “we”, “us”, “our”, “SFT”, “StrikeForce” and “the Company”) is a software development and services company that offers a suite of integrated computer network security products using proprietary technology. We were organized in August 2001 under New Jersey law as Strike Force Technical Services, Inc. We initially conducted operations as an integrator and reseller of computer hardware and telecommunications equipment and services. In December 2002, and formally memorialized by an agreement in September 2003, we acquired certain intellectual property rights and patent pending technology from NetLabs.com including the rights to further develop and sell their principal technology and certain officers of NetLabs.com joined StrikeForce as officers and directors of our Company. We subsequently changed our name to StrikeForce Technologies, Inc., under which we had conducted our business since August 2001. Our strategy is to develop and exploit our suite of network security products for customers in the areas of financial services, e-commerce, corporate, government, healthcare and consumer sectors. We plan to grow our business primarily through this channel and also from internally generated sales, rather than by acquisitions. We have no subsidiaries and we conduct our operations from our corporate office in Edison, New Jersey.

The Company owns the exclusive right to license and develop various identification protection software products to protect computer networks from unauthorized access and to protect network owners and users from identity theft. The Company has developed a suite of products partly based upon the exclusive license and the Company is seeking to commercially exploit the products in the areas of financial services, e-commerce, corporate, government, healthcare and consumer sectors. We are a development stage business and have had nominal revenues since our formation. On August 3, 2005 the Company’s registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission and on December 14, 2005 the Company received its clearance for quotation on the Over-The-Counter Bulletin Board. On November 2, 2006, the Company filed a Post-Effective Amendment to its Form SB-2 Registration Statement with the SEC. The SEC declared the Company’s Post-effective Amendment effective on November 8, 2006.

We began our operations in 2001 as a reseller and integrator of computer hardware and iris biometric technology. We derived the majority of our revenues as an integrator from the time we started our operations through the first half of 2003. In December 2002, upon the acquisition of the licensing rights to certain intellectual property and patent pending technology from NetLabs.com, we shifted the focus of our business to developing and marketing our own suite of security products. Based upon the acquired licensing rights and additional research and development, the Company has now developed various identification protection software products to protect computer networks from unauthorized access and to protect network owners and users from identity theft. The Company is seeking to commercially exploit the products in the areas of financial services, e-commerce, corporate, government, healthcare and consumer sectors. We have had increasing nominal revenues since our formation.

We completed the development of our ProtectID® platform at the end of June 2006 and we completed the core development of our GuardedID® keyboard encryption product that encrypts keystrokes in real time in order to prevent keyloggers and viruses that copy and steal keystrokes, in December 2006. Both products are currently being sold and distributed worldwide. We are currently in production with our new GuardedID® Premium and Enterprise versions, which protect Windows applications and other desktop data fields from computer viruses that copy and steal keystrokes in real time. We seek to locate customers in a variety of ways. These include contracts primarily with value added resellers and distributors (both inside the United States and internationally), direct sales calls initiated by our internal staff, exhibitions at security and technology trade shows, through the media, consulting agreements and through our own and agent relationships. Our sales generate revenue either as an Original Equipment Manufacturer (OEM) model, through a Hosting/License agreement, bundled with other company’s products or through direct purchase by customers. We price our products for hosted consumer transactions based on the number of transactions in which our software products are utilized. We also price our products for business applications based on the number of users. These pricing models provide the Company with one-time, monthly, quarterly and yearly recurring revenues. We are also generating revenues from annual maintenance contracts, renewal fees and project an increase in revenues based upon the execution of various agreements that we have recently closed and are being implemented.

We generated all of our revenues of $335,738, for the nine months ended September 30, 2009, and $211,254, for the nine months ended September 30, 2008, from the sales of our security products. We market our products to financial service firms, e-commerce companies, healthcare, government agencies, consumers and the enterprise market in general and with virtual private networks, as well as technology service companies that service all the above markets. We seek such sales through our own direct efforts and primarily through distributors, resellers and third party agents. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in production installations and pilot projects with various distributors, resellers and direct customers, as well as having reached additional reseller agreements with strategic vendors globally. Our GuardedID® product is also being sold directly to consumers, primarily through the Internet as well as distributors, resellers, third party agents and potential Original Equipment Manufacturer ("OEM") agreements by bundling GuardedID® with their products, which provides a value-add to their own products and offerings, as well as to the Enterprise.

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

We operate primarily as a software development company, providing security software products and services, to be sold to enterprises, Internet consumer businesses and consumers, both directly and through sales channels comprised of distributors, resellers, agents and OEM relationships, internationally. We are focusing primarily on developing sales through “channel” relationships in which our products are offered by other manufacturers, distributors, value-added resellers, technology companies and agents, globally. We also sell our suite of security products directly from our Edison, NJ office, which also augments our channel partner relationships. It is our strategy that these “channel” relationships will provide the greater percentage of our revenues ongoing. Examples of the channel relationships that we are pursuing include our attempts to establish OEM relationships with other security technology and software providers that would integrate or bundle the enhanced security capabilities of ProtectID® and or GuardedID® into their own product lines. These would include providers of networking software and manufacturers of computer and telecommunications hardware and software that provide managed services, as well as all markets interested in increasing the value of their products and packages, such as financial services software, anti-virus and identity theft product companies.

Our primary target markets include financial services such as banks, insurance companies and savings institutions, e-commerce based services companies, telecommunications and cellular carriers, technology software companies, government agencies, healthcare related companies and consumers. For the near term, we are narrowly focusing our concentration on short to medium sales-cycle customers and strategic problem areas, such as where compliance with government regulations are key, stolen passwords used to acquire private information illegally (including data breaches), as well as internal and remote users for medium to large size companies. Because we anticipate growing market demand, we are developing a sizeable global reseller and distribution channel as a strategy to generate, manage and fulfill demand for our products across market segments, minimizing the requirement for a sizeable increase in our staff. We intend to minimize the concentration on our initial direct sales efforts in the future as our distribution and reseller channels develop internationally.

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

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

Revenues for the three months ended September 30, 2009 were $188,505 compared to $96,009 for the three months ended September 30, 2008, an increase of $92,496 or 96.3%. The increase in revenues was primarily due to the increase in sales of our newly developed GuardedID® keyboard encryption technology and by an increased number of transactions being processed by our clients through the ASP hosting facility.

Revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign on fees and recurring transaction revenues. Hardware sales for the three months ended September 30, 2009 were $0 compared to $20,434 for the three months ended September 30, 2008, a decrease of $20,434. The decrease in hardware revenues was primarily due to the decrease in the Company’s sales of our one-time-password token key-fobs. Software, services and maintenance sales for the three months ended September 30, 2009 were $76,392 compared to $20,910 for the three months ended September 30, 2008, an increase of $55,482. The increase in software, services and maintenance revenues was primarily due to the increase in sales of our newly developed GuardedID® keyboard encryption technology. Sign on fees for access to our hosted service provider to utilize our ASP transaction model amounted to $2,000 for the three months ended September 30, 2009 compared to $0 for the three months ended September 30, 2008, an increase of $2,000. The increase was due to signing up new ASP hosted and e-commerce clients. Transaction revenues from the ASP hosting model were $110,113 for the three months ended September 30, 2009 compared to $54,665 for the three months ended September 30, 2008, an increase of $55,448. The increase was caused by an increased number of transactions being processed by our clients through the ASP hosting facility.

Cost of revenues for the three months ended September 30, 2009 was $19,519 compared to $48,613 for the three months ended September 30, 2008, a decrease of $29,094, or 59.9%. The decrease resulted primarily from the decrease in costs associated with the sales of our newly developed GuardedID® keyboard encryption technology. Cost of revenues as a percentage of total revenues for the three months ended September 30, 2009 was 10.4% compared to 50.6% for the three months ended September 30, 2008. The decrease resulted primarily from the lower cost of sales associated with our GuardedID® and ProtectID® products.

Gross profit for the three months ended September 30, 2009 was $168,986 compared to $47,396 for the three months ended September 30, 2008, an increase of $121,590, or 266%. The increase in gross profit was primarily due to the increase in sales of our newly developed GuardedID® keyboard encryption technology and by an increased number of transactions being processed by our clients through the ASP hosting facility.

Research and development expenses for the three months ended September 30, 2009 were $108,735 compared to $117,210 for the three months ended September 30, 2008, a decrease of $8,475, or 7.2%. The decrease is primarily attributable to the decrease in third party engineering resources utilized in the third quarter of 2009 as compared to the third quarter of 2008. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative (“SGA”) expenses for the three months ended September 30, 2009 were $346,613 compared to $377,604 for the three months ended September 30, 2008, a decrease of $30,991 or 8.2%. The net decrease was due primarily to decreases in our promotional, marketing and professional fees. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, travel costs, non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other (income) expense for the three months ended September 30, 2009 was $265,796 as compared to $356,160 for the three months ended September 30, 2008, representing a decrease in other expense of $90,364, or 25.8%. The decrease was primarily due to the decrease in financing expense related to our convertible and promissory notes and the increase in forgiveness of debt.

Our net loss for the three months ended September 30, 2009 was $552,158 compared to a net loss of $803,578 for the three months ended September 30, 2008, an decrease in net loss of $251,420, or 31.3%. The decrease in our net loss was due to the increase in sales of our newly developed GuardedID® keyboard encryption technology, by an increased number of transactions being processed by our clients through the ASP hosting facility, by the decrease in financing expense related to our convertible and promissory notes and by the increase in forgiveness of debt.

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

Revenues for the nine months ended September 30, 2009 were $335,738 compared to $211,254 for the nine months ended September 30, 2008, an increase of $124,484 or 58.9%. The increase in revenues was primarily due to the increase in sales of our newly developed GuardedID® keyboard encryption technology and by an increased number of transactions being processed by our clients through the ASP hosting facility.

Revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign on fees and recurring transaction revenues. Hardware sales for the nine months ended September 30, 2009 were $849 compared to $21,852 for the nine months ended September 30, 2008, a decrease of $21,003. The decrease in hardware revenues was primarily due to the decrease in the Company’s sales of our one-time-password token key-fobs. Software, services and maintenance sales for the nine months ended September 30, 2009 were $161,064 compared to $81,030 for the nine months ended September 30, 2008, an increase of $80,034. The increase in software, services and maintenance revenues was primarily due to the increase in sales of our newly developed GuardedID® keyboard encryption technology. Sign on fees for access to our hosted service provider to utilize our ASP transaction model amounted to $4,000 for the nine months ended September 30, 2009 compared to $6,250 for the nine months ended September 30, 2008, a decrease of $2,250. The decrease was due to the decrease in signing up new e-commerce clients. Transaction revenues from the ASP hosting model were $169,825 for the nine months ended September 30, 2009 as compared to $102,122 for the nine months ended September 30, 2008, an increase of $67,703. The increase was caused by an increased number of transactions being processed by our clients through the ASP hosting facility.

Cost of revenues for the nine months ended September 30, 2009 was $58,721 compared to $89,442 for the nine months ended September 30, 2008, a decrease of $30,721, or 34.4%. The decrease resulted primarily from the decrease in costs associated with the sales of our newly developed GuardedID® keyboard encryption technology.

Gross profit for the nine months ended September 30, 2009 was $277,017 compared to $121,812 for the nine months ended September 30, 2008, an increase of $155,205, or 127%. The increase in gross profit was primarily due to the increase in sales of our newly developed GuardedID® keyboard encryption technology and by an increased number of transactions being processed by our clients through the ASP hosting facility.

Research and development expenses for the nine months ended September 30, 2009 were $315,706 compared to $324,991 for the nine months ended September 30, 2008, a decrease of $9,285, or 2.9%. The decrease is primarily attributable to the decrease in third party engineering resources utilized during the filing period. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative (“SGA”) expenses for the nine months ended September 30, 2009 were $1,064,737 compared to $1,292,274 for the nine months ended September 30, 2008, a decrease of $227,537 or 17.6%. The net decrease was due primarily to decreases in our promotional, marketing and professional fees. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, travel costs, non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other (income) expense for the nine months ended September 30, 2009 was $412,107 as compared to ($293,635) for the nine months ended September 30, 2008, representing an increase in other expense of $705,742, or 240%. The increase was primarily due to the variation in net mark to market changes in the fair value of derivative financial instruments relating to the convertible secured promissory notes, which totaled $205,338 for the nine months ended September 30, 2009.

Our net loss for the nine months ended September 30, 2009 was $1,515,533 compared to a net loss of $1,201,818 for the nine months ended September 30, 2008, an increase in net loss of $313,715, or 26.1%. The increase in our net loss was primarily due to the variation in net mark to market changes in the fair value of derivative financial instruments relating to the convertible secured promissory notes.

Liquidity and Capital Resources

Our total current assets at September 30, 2009 were $501,859, including $9,992 in cash and $9,282 in restricted cash as compared with $759,175 in total current assets at September 30, 2008, which included cash of $20,183 and $367,819 in restricted cash. Additionally, we had a stockholders’ deficiency in the amount of $7,996,630 at September 30, 2009 as compared to a stockholders’ deficiency of $6,626,428 at September 30, 2008. The increase in the deficiency is a result of the Company’s net losses and funding through an increased debt position from convertible debentures and promissory notes rather than the sale of stock. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. The liabilities include a computed liability for the fair value of derivatives of $716,027, which will only be realized on the conversion of the derivatives, or settlement of the debentures.

We financed our operations during the nine months ended September 30, 2009 through debt and equity financing, recurring revenues from our ProtectID® and ValidateID® hosting platforms, sales of our ProtectID® licensed platform and sales of our GuardedID® keystroke encryption technology. We expect that we will rely, at least in the near future, on a substantial percentage of the sales of our GuardedID® product and a limited number of customers for our other product’s revenues and may continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market grows, we hope to attain greater numbers of customers and the concentrations would then diminish. In the third quarter of 2009, we executed contracts with two international clients for our ProtectID® and GuardedID® products, respectively. We believe these contracts will provide a steady increase to our revenues. Until we increase our customer base and realize the increased revenues from the newly signed contracts, we will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing commitments of capital expenditures and until our sales revenues can provide greater liquidity.

The number of common shares outstanding increased from 9,999,999 shares at the nine months ended September 30, 2008 to 20,276,624 at the nine months ended September 30, 2009, an increase of 103%. The increase in the number of common shares outstanding was primarily due to the number of shares issued relating to financing and consulting.

We will no longer resell biometric iris equipment as we concentrate totally on our core competencies, including authentication, keyboard encryption and identity validation.

We have historically incurred losses and we anticipate that we will not generate any significant revenues until the second quarter of 2010. Our operations presently require funding of approximately $106,000 per month. Management believes, but cannot provide assurances, that we will be profitable within the next nine months, based on recently executed contracts and potential contracts we anticipate closing by the first quarter of 2010 in the financial industry, technology, insurance, enterprise, government, and consumer sectors in the United States, Latin America, Europe and Asia. There can be no assurance, however, that the sales anticipated will materialize or that we will achieve the profitability we have forecasted.

At September 30, 2009, $542,588 in aggregate principal amount of the Citco Global Custody NV (“Citco Global”) debentures, as assigned by YA Global and Highgate in April 2009 (see below), was issued and outstanding.

At September 30, 2009, $277,920 in aggregate principal amount of the YA Global Investments, LP (“YA Global”) debenture remained outstanding.

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

During the nine months ended September 30, 2009, the Company repaid a total of $39,900 of unsecured convertible notes to one unrelated party per the terms of a settlement agreement reached with the note holder. The remaining note balance of $40,100 was forgiven. Additionally, during the nine months ended September 30, 2009, a note holder of a $100,000 convertible note, executed in July 2008, rolled the convertible note balance and accrued interest owed into a purchase of nine units with each unit consisting of a 10% promissory note of $25,000 and 82,000 shares of the Company’s common stock, valued at $0.06.

The Company issued unsecured notes during the nine months ended September 30, 2009 in an aggregate total of $835,000 to four unrelated parties. Additionally, during the nine months ended September 30, 2009, the Company repaid a total of $72,732 of unsecured notes to three unrelated parties. Per the terms of a settlement agreement reached with one of the unrelated parties, $29,360 of the open note balance was forgiven.

During the nine months ended September 30, 2009, the Company repaid a total of $22,500 of unsecured notes to one related party per the terms of a settlement agreement reached with the note holder.

Summary of Funded Debt

As of September 30, 2009 the Company’s open unsecured promissory note balance was $2,560,913, net of discount on promissory notes of $97,203, listed as follows:

•

$100,000 to YA Global (in April 2009 the note was extended to December 31, 2010. The note shall become convertible if not repaid by August 20, 2010.)

•

$205,208 to an unrelated individual – current portion = $185,208

•

$5,640 to an unrelated individual – current portion

•

$265,000 to an unrelated individual – current portion = $40,000

•

$122,268 to an unrelated company

•

$210,000 to an unrelated company

•

$1,750,000 to twenty unrelated individuals through term sheet with the SIG

As of September 30, 2009 the Company’s open unsecured related party promissory note balances were $673,500, listed as follows:

•

$626,000 to our CEO – current portion

•

$47,500 to our former President – current portion

As of September 30, 2009 the Company’s open convertible secured note balances were $820,508, listed as follows:

•

$542,588 to Citco Global (as assigned in 04/09 by YA Global and Highgate)

•

$277,920 to YA Global (04/09 secured debenture)

As of September 30, 2009 the Company’s open convertible note balances were $1,035,272, net of discount on convertible notes of $30,240, listed as follows:

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

•

$100,000 to an unrelated individual (06/07 unsecured debentures) – current portion

•

$100,000 to an unrelated individual (07/07 unsecured debenture) – current portion

•

$120,000 to three unrelated individuals (08/07 unsecured debentures) – current portion

As of September 30, 2009 the Company’s open convertible note balances - related parties were $419,255, listed as follows:

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

Our future revenues and profits, if any, will primarily depend upon our ability to secure sales of our suite of network security and anti-malware products. We do not presently generate significant revenue from the sales of our products. Although management believes that our products are competitive for customers seeking a high level of network security, we cannot forecast with any reasonable certainty whether our products will gain acceptance in the marketplace and if so by when. In the third quarter of 2009, we executed contracts with two international clients, for our ProtectID® and GuardedID® products, respectively.

Except for the limitations imposed upon us respective to the convertible secured debentures of Citco Global and YA Global, there are no trends, material or known, which will restrict either short term or long-term liquidity.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Going Concern

We are assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses of $1,515,533 for the nine months ended September 30, 2009, compared to a net operating loss of $1,201,818 for the nine months ended September 30, 2008. At September 30, 2009, the Company's accumulated deficit was $19,436,016, its working capital deficiency was $5,759,608 and approximately 86% of its assets consist of deferred royalties. Additionally, for the nine months ended September 30, 2009, we had negative cash flows from operating activities of $595,774. Since our inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business may require additional capital. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Currently, the Company is attempting to generate sufficient revenues and improve gross margins by implementing a revised sales strategy that was implemented in the second quarter of 2009. In principle, the Company is redirecting its sales focus from direct sales to domestic and international channel sales, where the Company is primarily selling through a channel of Distributors, Value Added Resellers, Strategic Partners and Original Equipment Manufacturers. The revenues from this approach are more lucrative than selling direct, due to the increase in sales volume of GuardedID® and ProtectID® through the channel partners. This strategy, if successful, should increase the Company’s sales and revenues allowing us to mitigate future losses. In addition, management has raised funds through convertible debt instruments and the sale of equity in order to alleviate the working capital deficiency. Through the utilization of the capital markets, the Company is seeking to locate the additional funding necessary to continue to expand and enhance its growth; however, no assurance can be given that we will be able to increase revenues or raise additional capital. The Company is currently in negotiations with other investors, but the success of such negotiations cannot be assured. In the third quarter of 2009, we executed contracts with two international clients for our ProtectID® and GuardedID® products, respectively. Until we increase our customer base and realize the increased revenues from the recently signed contracts, we are assuming that we will continue as a going concern

The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional financing when required, we may have to modify, delay or abandon some or all of our business and expansion plans.

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

Discount on Debt

The Company has allocated the proceeds received from convertible debt instruments between the underlying debt instruments and has recorded the conversion feature as a liability in accordance with paragraph 815-15-25-1 of the FASB Accounting Standards Codification. The conversion feature and certain other features that are considered embedded derivative instruments, such as a conversion reset provision, a penalty provision and redemption option, have been recorded at their fair value within the terms of paragraph 815-15-25-1 of the FASB Accounting Standards Codification as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown on the Statement of Operations. The Company has also recorded the resulting discount on debt related to the warrants and conversion feature and is amortizing the discount using the effective interest rate method over the life of the debt instruments.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under paragraph 815-15-25-1 of the FASB Accounting Standards Codification and paragraph 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Statement of Operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

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

The codification requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation.

The derivatives (convertible debentures) issued on December 20, 2004 and January 18, 2005 (amended April 27, 2005) and on April 27, 2005 and May 6, 2005 have been accounted for as derivatives to be separately accounted for under paragraph 815-15-25-1 of the FASB Accounting Standards Codification and paragraph 815-40-25 of the FASB Accounting Standards Codification.

The Company has identified the Citco Global debentures, assigned from YA Global and Highgate, and the YA Global April 2009 debenture have compound embedded derivatives. These compound embedded derivatives have been bifurcated from their respective host debt contracts and accounted for as derivative liabilities in accordance with paragraph 815-15-25-1 of the FASB Accounting Standards Codification and paragraph 815-40-25 of the FASB Accounting Standards Codification. The codification requires that when multiple derivatives exist within the Convertible Notes, they have been bundled together as a single hybrid compound instrument.

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

The fair value of the derivative liabilities are subject to the changes in the trading value of the Company’s common stock, as well as other factors. As a result, the Company’s financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Company’s stock at the balance sheet date and the amount of shares converted by Citco Global, YA Global and Highgate. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

Software Development Costs

Paragraph 985-20-25-3 of FASB Accounting Standards Codification requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life. To date, all costs have been accounted for as research and development costs and no software development cost has been capitalized.

Management will evaluate the net realizable value of software costs capitalized by comparing estimated future gross revenues reduced by the estimated future costs of completing, disposing of and maintaining the software. These costs also include the costs of performing maintenance and customer support required by us.

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue:

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

Revenue from fixed price service contracts is recognized over the term of the contract based on the percentage of services that are provided during the period compared with the total estimated services to be provided over the entire contract. Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent. Revenue from maintenance is recognized over the contractual period or as the services are performed. Revenue in excess of billings on service contracts is recorded as unbilled receivables and is included in trade accounts receivable. Billings in excess of revenue that is recognized on service contracts are recorded as deferred income until the aforementioned revenue recognition criteria are met.

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

Recently Issued Accounting Pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009. Commencing with its annual report for the year ending December 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement:

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

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”. This Update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, September 30, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

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

In January 2008, a money judgment in the amount of sixty nine thousand nine hundred fifty two dollars, for past due payables, in favor of Lewis PR, a California corporation, against the Company was entered into the Superior Court of California, County of San Diego. In February 2008, a settlement agreement was reached between the parties whereby Lewis PR will receive a payment of thirteen thousand dollars by September 2008 as full settlement of the debt. A payment of $6,500 was made in October 2008. The check for the October 2008 payment remained outstanding as of September 30, 2009. Therefore, the check was deemed stale and was voided on September 30, 2009. The Company is pursuing a revised settlement agreement with the debtor.

In February 2008, summonses were filed in the Superior Court of the State of New Jersey against the Company and its CEO demanding payment on a promissory note in the amount of forty five thousand dollars. In October 2008, a money judgment in the amount of forty nine thousand two hundred sixty three dollars, for a past due note, in favor of the note holder, against the Company was entered into the Superior Court of New Jersey, County of Middlesex. In January 2009, the Company executed a forbearance agreement with the note holder whereby the note holder agreed to forbear his rights under the promissory note until March 31, 2009. Per the terms of the agreement, the Company made a $10,000 payment to the note holder in January 2009 and issued 500,000 shares of restricted common stock to the note holder that were held in escrow with the note holder’s attorney. Per the terms of the forbearance agreement, the escrow shares were released to the note holder in April 2009. Effective March 31, 2009, the note holder retains the right to accept shares of the Company’s common stock in lieu of the Company’s indebtedness. In September 2009, the Company issued an additional 300,000 unrestricted shares of its common stock to the note holder in order to provide sufficient shares of common stock to pay off its indebtedness per the terms of the January 2009 forbearance agreement. From August 2009 to October 2009, the note holder sold a sufficient amount of the Company’s common stock on the open market to satisfy the remaining balance of the money judgment in the amount of $39,263. In October 2009, the note holder filed a Warrant to Satisfy Judgment in the Superior Court of the State of New Jersey thereby ending the civil action against the Company and its CEO.

In April 2008, a summons was filed in the Superior Court of the State of New Jersey against the Company and the SIG demanding payment on a convertible promissory note in the amount of one hundred thousand dollars. The Company and the note holder have agreed upon a settlement whereby the debt shall be assigned to the SIG by the Company and the SIG shall repay the agreed upon settlement amount of $45,000 to the note holder, in installments, through February 2009. The SIG made payments totaling $45,000 to the note holder from July 2008 to January 2009. In July 2009, the SIG and the note holder have agreed upon a revised final settlement whereby the SIG shall make a final payment of $14,900 to the note holder. The payment was made in July 2009. The SIG also replaced three outstanding stale checks dated from 2008 for a total amount of $25,000 with an additional July 2009 payment. The remaining note balance of $40,100 plus accrued interest to date was forgiven. In August 2009, the note holder filed a Stipulation of Dismissal with Prejudice with the Superior Court of the State of New Jersey thereby ending the civil action against the Company and the SIG.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2009, the Company sold 1.4 units, with each unit consisting of a 10% promissory note of $25,000, maturing three years from the execution date, and 50,000 restricted shares of the Company’s common stock. The Company issued 70,000 restricted shares of common stock, at $0.04 per share, in August 2009.

In July 2009, the Company issued 33,333 shares of its common stock, valued at $0.022 per share, and issuable to a consultant as compensation for consulting services rendered.

In August 2009, the Company issued 100,000 shares of its common stock, valued at $0.022 per share, and issuable to the daughter of an individual as consideration for the assignment of a Company receivable to the individual.

In August 2009, the Company issued 150,000 shares of its common stock, valued at $0.04 per share, relating to the June 2009 sale of 3 units, with each unit consisting of a 10% promissory note of $25,000, maturing three years from the execution date, and 50,000 restricted shares of the Company’s common stock.

In August 2009, the Company sold 1 unit, consisting of a 10% promissory note of $25,000, maturing three years from the execution date, and 75,000 restricted shares of the Company’s common stock. The Company issued 75,000 restricted shares of common stock, at $0.04 per share.

In August 2009, the Company issued 266,668 shares of its common stock, valued at $0.034 per share, and issuable to a consultant as compensation for consulting services rendered.

In September 2009, the Company sold 2 units, with each unit consisting of a 10% promissory note of $25,000, maturing three years from the execution date, and 50,000 restricted shares of the Company’s common stock. The Company issued 100,000 restricted shares of common stock, at $0.055 per share.

In September 2009, the Company issued 250,000 shares of its common stock, valued at $0.099 per share, and issuable to an individual as consideration for a promissory note executed with the individual.

In September 2009, the Company issued 300,000 unrestricted shares of its common stock, valued at $0.099 per share, to a note holder in order to provide sufficient shares of common stock to pay off its indebtedness per the terms of the January 2009 forbearance agreement executed with the note holder.

In September 2009, the Company issued 100,000 shares of its common stock, valued at $0.099 per share, and issuable to the daughter of an individual as consideration for the assignment of a Company receivable to the individual.

In September 2009, the Company issued 7,500 shares of its common stock, valued at $0.022 per share for 2,500 shares, $0.025 per share for 2,500 shares and $0.03 per share for 2,500 shares, and issuable to a law firm as compensation for general counsel legal services rendered.

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

STRIKEFORCE TECHNOLOGIES, INC.

Dated: November 16, 2009	By: /s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: November 16, 2009	By: /s/ Mark Joseph Corrao
Mark Joseph Corrao
Chief Financial Officer and Principal Accounting Officer