Form 10-K
period 2009-12-31
StrikeForce Technologies Inc.
filed 2010-05-04
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2009

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

STRIKEFORCE TECHNOLOGIES, INC.

(Exact name of registrant as specified  in its Charter)

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

Common stock, $0.0001 par value

Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [x]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filer [ ] Smaller Reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates.  This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.  $452,774

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: At April 22, 2010, there were 39,193,124 shares of Common Stock, $0.0001 par value per share issued and outstanding

.

Documents Incorporated By Reference

None

STRIKEFORCE TECHNOLOGIES, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2009 and 2008

TABLE OF CONTENTS

CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

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

PART I

ITEM 1. BUSINESS

StrikeForce Technologies, Inc. is a software development and services company that offers a suite of integrated computer network security products using proprietary technology. We were organized in August 2001 under New Jersey law as Strike Force Technical Services, Inc. We initially conducted operations as an integrator and reseller of computer hardware and telecommunications equipment and services. In December 2002, and formally memorialized by an agreement in September 2003, we acquired certain intellectual property rights and patent pending technology from NetLabs.com including the rights to further develop and sell their principal technology and certain officers of NetLabs.com joined StrikeForce as officers and directors of our Company. We subsequently changed our name to StrikeForce Technologies, Inc., under which we had conducted our business since August 2001. Our strategy is to develop and exploit our suite of network security products for customers in the corporate, financial, government, insurance, e-commerce and consumer sectors. We plan to grow our business primarily through our channel partners and also from internally generated sales, rather than by acquisitions. We have no subsidiaries and we conduct our operations from our corporate office in Edison, New Jersey.

The Company owns the exclusive right to license and develop various identification protection software products to protect computer networks from unauthorized access and to protect network owners and users from identity theft. The Company has developed a suite of products partly based upon the exclusive license and the Company is seeking to commercially exploit the products in the areas of financial services, e-commerce, corporate, government, healthcare and consumer sectors. We are a development stage business and have had nominal revenues since our formation. On August 3, 2005, the Company’s registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission and on December 14, 2005 the Company received its clearance for quotation on the Over-The-Counter Bulletin Board. On November 2, 2006, the Company filed a Post-Effective Amendment to its Form SB-2 Registration Statement with the SEC.  The SEC declared the Company’s Post-effective Amendment effective on November 8, 2006.

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

We completed the development of our ProtectID® “out-of-band” authentication platform at the end of June 2006 and we completed the core development of GuardedID®, our keyboard encryption and anti-keylogger product in December 2006. Both products are currently being sold and distributed. We seek to locate customers in a variety of ways. These include contracts primarily with value added resellers and distributors (both inside the United States and internationally, our “channel”), direct sales calls initiated by our internal staff, exhibitions at security and technology trade shows, through the media, consulting agreements and through our own and agent relationships. Our sales generate revenue either as an Original Equipment Manufacturer (OEM) model, through a Hosting/License agreement, bundled with other company’s products or through direct purchase by customers. We price our products for hosted consumer transactions based on the number of transactions in which our software products are utilized. We also price our products for business applications based on the number of users. These pricing models provide the Company with one-time, monthly, quarterly and yearly recurring revenues. We are also generating revenues from annual maintenance contracts, renewal fees and project an increase in revenues based upon the execution of various agreements that we have recently closed and are being implemented.

We generated all of our 2009 and 2008 revenues of $411,737 and $287,035, respectively, from the sales of our security products. We market our products to financial service firms, e-commerce companies, healthcare, government agencies, consumers and the enterprise market in general and with virtual private networks, as well as technology service companies that service all the above markets. We seek such sales through our own direct efforts and primarily through distributors, resellers and third party agents.  We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in production installations and pilot projects with various distributors, resellers and direct customers, as well as having reached additional reseller agreements with strategic vendors internationally. Our GuardedID® product is also being sold directly to consumers, primarily through the Internet as well as distributors, resellers, third party agents and potential Original Equipment Manufacturer ("OEM") agreements by bundling GuardedID® with their products, which provides a value-add to their own products and offerings, as well as to the Enterprise.

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

Our executive offices are located at 1090 King Georges Post Road, Suite 603, Edison, NJ 08837. Our telephone number is (732) 661-9641. We have 11 employees. Our Company’s website is www.strikeforcetech.com.

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

o

ProtectID® is an authentication platform that uses “Out-of-Band” two-factor technology to authenticate computer network users by a variety of methods including traditional passwords combined with a telephone, PDA or multiple computer secure sessions, biometric identification or encrypted devices such as tokens or smartcards as examples. The authentication procedure separates authentication information such as usernames and passwords or biometric information, which are then provided to the network’s host server on separate channels. The platform provides the client choices and evolves with them over time.

o

ValidateID® is a software application that validates the identity of an end user or applicant by asking a series of questions based on private and publicly available information, e.g., prior addresses or motor vehicles that are unlikely to be known by anyone other than the “correct” user. We shall be phasing out this product offering at the end of April 2010 so we can focus on our other two products.

o

GuardedID® creates a 128-bit encrypted real time separate pathway for information delivery from a keyboard to a targeted application on a local computer, preventing the use of spyware/malware to collect user information.  This product provides keyboard encryption and thwarts keylogging, which helps prevent the number one threat to consumers and businesses in today’s market: keylogging software, which is stealth software embedded in web sites, emails, pictures, MP3 files, videos or other software that, once unknowingly launched, secretly monitors and records all of a user's keystrokes on the computer and sends the data to the identity thief without the user’s awareness.

Our products sometimes include software and hardware that we contractually license from other vendors. We also distribute and resell related technology software and hardware products. These products include VASCO tokens, as well as additional authentication and telecommunication software devices.

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

Factors that are considered important to our success include, but are not limited to, the following:

o ProtectID® addresses the needs of a broad variety of customers for authentication security. One of the biggest problems facing the world is Identity Theft, the effects of which total an estimated $221 billion per year in business losses per The Aberdeen Group (source: Identity Theft Statistics Continue to Rise article on www.ezinearticles.com).

o  FBI warns of $100 million cyber-threat to small business, reported November 3, 2009 by Computerworld

o  Bank Technology News reported in January 2010, that consumers have been aware of the threats of online crime, yet are still falling prey to scams at increasing rates, according to RSA, who found that 70% of users feel their banks should implement stronger security.

o The U.S. Federal Government increased it’s budget for cyber solutions to fight Identity Theft by 1,000%, from approximately $1.7 billion in 2007 to $17 billion in 2008.

o 84% of all data breaches in 2008 and more in 2009 were caused by key loggers (malware copying keystrokes), as reported by the Verizon report in January 2009 & 2010.

o Cybercrime became a $1 trillion+ business in 2008, noted by McAfee.

o Heartland Payment Systems Inc. said that cyber criminals compromised its computer network using key loggers, gaining access to customer information associated with 100 million card transactions it handles each month, as reported by the Wall Street Journal on January 21, 2009.

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

We market our products to financial service firms, e-commerce companies, healthcare, government agencies, consumers and the enterprise market in general and with virtual private networks, as well as technology service companies that service all the above markets. We seek such sales through our own direct efforts and primarily through distributors, resellers and third party agents. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in production installations and pilot projects with various resellers and direct customers, as well as having reached reseller agreements with strategic vendors internationally. Our GuardedID® product is also being sold directly to consumers, primarily through the Internet as well as distributors, resellers, third party agents and potential Original Equipment Manufacturer ("OEM") agreements by bundling GuardedID® which could provide a value-add to their own products and offerings, as well as to the Enterprise..

Business Model

We operate primarily as a software development company, providing security software products and services, to be sold to enterprises, Internet consumer businesses and consumers, both directly and through sales channels comprised of distributors, resellers, agents and OEM relationships, internationally. We are focusing primarily on developing sales through “channel” relationships in which our products are offered by other manufacturers, distributors, value-added resellers and agents, internationally. We also sell our suite of security products directly from our Edison, NJ office, which also augments our channel partner relationships. It is our strategy that these “channel” relationships will provide the greater percentage of our revenues ongoing. Examples of the channel relationships that we are pursuing include our attempts to establish OEM relationships with other security technology and software providers that would integrate or bundle the enhanced security capabilities of ProtectID® and or GuardedID® into their own product lines. These would include providers of networking software and manufacturers of computer and telecommunications hardware and software that provide managed services, as well as all markets interested in increasing the value of their products and packages, such as financial services software, anti-virus and identity theft product companies.

Our primary target markets include financial services such as banks, insurance companies and savings institutions, e-commerce based services companies, telecommunications and cellular carriers, technology software companies, healthcare providers, government agencies and consumers. For the near term, we are narrowly focusing our concentration on short sales-cycle customers and strategic problem areas, such as where compliance with government regulations are key, stolen passwords used to acquire private information illegally, as well as remote users for medium to large size companies. Because we anticipate growing market demand, we are developing a sizeable global reseller and distribution channel as a strategy to generate, manage and fulfill demand for our products across market segments, minimizing the requirement for an increase in our staff. We intend to minimize the concentration on our initial direct sales efforts in the future as our distribution and reseller channels develop internationally.

We intend to generate revenue through fees for ProtectID® based on consumer volumes of usage in the e-commerce and financial services markets, one time per person fees in the enterprise markets, set-up and recurring transaction fees when the product is hosted, yearly maintenance fees and other one-time fees. GuardedID® pricing is for an annual license and we discount for volume purchases. GuardedID® pricing models, especially when bundling through OEM contracts, include monthly and quarterly recurring revenues. We also provide our clients a choice of operating our software internally by licensing or through our hosting service. GuardedID® requires a download on each and every computer it protects, whether for employees or consumers.

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

In December 2007, we executed an agreement with a nationwide premier data center and co-location services provider who will function as an Application Service Provider for our ProtectID product, which requires a secondary server used for the “Out-of-Band” two-factor authentication technology. We believe that this relationship improves the implementation time, reduces the cost and training requirements and allows for ease of scalability on an as needed basis. The hosting site is also SAS 70 certified, which is critical to providing a secure compliant service that is required by most of our clients. Our agreement with the services provider was for a one-year (1) term ending in December, 2008 and renewed automatically for a one-year (1) term. The relationship can be terminated by either party on sixty days notice. The hosting service is compensated by StrikeForce based on a flat monthly fee per the terms of the contract.

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

We have four trademarks that have been approved and registered: ProtectID®, ValidateID®, GuardedID® and CryptoColor®.

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

Business Strategy

We intend to incur significant additional costs before we become profitable. We anticipate that most of the costs that we incur will be related to salaries, professional fees, marketing, sales and research & design. We anticipate that we will increase our sales force by approximately two full-time employees and our technology staff by approximately two employees during the next 12 months. At the present time, our monthly burn rate is approximately $113,000 per month. We expect that our monthly cash usage for operations will increase in the future due to anticipated increased volumes and the preceding additions. We anticipate that the area in which we will experience the greatest increase in operating expenses is in marketing, selling, advertising, payroll related to sales and product support, technology and global strategic business consultants.

Our primary strategy over the next 12 months is to focus on developing channel partners, including distributors, resellers and original equipment manufacturers (OEMs). Secondly, our internal sales team will target potential direct sales to network customers, and in industries that management believes provides the greatest potential for near-term sales. These include small to medium sized financial institutions, government agencies, e-commerce and enterprise businesses. We are also executing agreements with strategic resellers and distributors for marketing, selling and supporting our products internationally. It is our intention to ultimately utilize distributors, resellers and Company agents to generate the bulk of our sales. There can be no assurance, however, that we will succeed in implementing our sales strategy. Although management believes that there is an increasingly strong market for our products, we have not generated substantial revenue from the sale of our principal products and there is no assurance we can secure a market sufficient to permit us to achieve profitability in the next twelve months.

Competition

The software development and services market is characterized by innovation and competition. There are several well-established companies within this market that offer network security systems and newer companies with emerging technologies.

We believe that our patent-pending “Out-of-Band” two-factor identity authentication product is an innovative, secure, adaptable, competitively priced, integrated network authentication system. The main features of ProtectID® include: an open architecture “Out-of-Band” platform for user authentication; operating system independence; biometric layering; mobile authentication; secure website logon; VPN access; domain authentication and multi-level authentication. Unlike other techniques for increased network security, ProtectID® does not rely on a specific authentication device or method (e.g., phone, tokens, smart cards, digital certificates or biometrics, such as a retinal or fingerprint scan). Rather ProtectID® has been developed as an “open platform” that incorporates many authentication devices and methods. For example, once a user has been identified to a computer network, a system deploying our ProtectID® authentication system permits the “Out-of-Band” authentication of that user by a telephone, PDA, email, hard token, SSL client software, a biometric device such as a fingerprint scan, or others, before that user is permitted to access the network. By using “Out-of-Band” authentication methods, management believes that ProtectID® provides a competitive product for customers with security requirements greater than typical name and password schemes for virtual private networks and computer systems with multiple users at remote locations, as examples. We also believe that our keystroke encryption product, GuardedID®, offers an additional competitive edge for network security and e-commerce applications that should provide greater levels of security along with choices and the ability to evolve over time based on newer technologies made available.

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

Employees

As of fiscal year end December 31, 2009 the Company had 11 employees. We believe relations with employees are generally good.

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

ITEM 1A.  RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Annual Report on Form 10-K, before investing in our common stock. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment. We have updated or restated the risk factors previously disclosed in our prior reports to the Securities and Exchange Commission on Forms 10-K and 10-Q.

WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE. SHOULD WE CONTINUE TO INCUR LOSSES FOR A SIGNIFICANT AMOUNT OF TIME, THE VALUE OF YOUR INVESTMENT IN OUR COMMON STOCK COULD BE ADVERSELY AFFECTED, AND YOU COULD EVEN LOSE YOUR ENTIRE INVESTMENT.

We have yet to establish any history of profitable operations as shown in our independent certified financial audit for 2009 and 2008, respectively. As of December 31, 2009, we had an accumulated deficit of $20,159,564. We have incurred annual operating losses of $1,544,033 for the year ended December 31, 2008 and $2,239,081 for the year ended December 31, 2009. We have financed our operations through loans from our officers, employees, and the issuance of debt and equity securities in private placement transactions.  Our revenues have not been sufficient to sustain our operations. Our profitability will require the successful marketing and sale of our ProtectID® and GuardedID® products and services.

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

WE HAVE ISSUED SECURED CONVERTIBLE DEBENTURES THAT MAY RESTRICT OUR ABILITY TO OBTAIN ADDITIONAL FINANCING.

We have issued three-year and two-year secured debentures in 2004 and 2005 that are convertible into shares of our common stock to YA Global Investments, LP (“YA Global”), formerly Cornell Capital Partners, LP, and Highgate House Funds, Ltd. (“Highgate”) respectively. Under the terms of the secured debentures, we are restricted in our ability to issue additional securities as long as any portion of the principal or interest on the secured debentures remains outstanding. Specifically, we may not, without the prior consent of the holders of the secured debentures, issue any common stock or preferred stock at a discount to its fair market value or issue any derivative security, such as common stock purchase warrants or options, convertible into common stock at less than fair market value. We are also precluded under the terms of the secured debentures from granting any third party a security interest in our assets. Our inability, without the secured debenture holders’ consent, to provide a discount on our stock or to grant a security interest could make it difficult to find parties willing to make additional investments in us or to loan us money and therefore could adversely affect our ability to raise additional funds.

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

In January 2008, the Company executed a Forbearance Agreement with YA Global whereby YA Global and Highgate agreed to forbear from exercising their rights under the secured convertible debentures through February 27, 2008. The terms of the Forbearance Agreement record the amount due to YA Global and Highgate by the Company to be $1,214,093, which includes principal, interest and the redemption premium. The terms also include a reduction in the YA Global and Highgate Fixed Conversion Price to $0.065. In connection with this Agreement, the Company issued to YA Global 500,000 contingency common stock purchase warrants with an exercise price of $0.15 per share. The common stock purchase warrants are exercisable for a period of five (5) years from date of issuance. The common stock purchase warrants were held in escrow and will only be released to YA Global if the total amount due by the Company was not paid to YA Global by February 29, 2008. The total amount of our indebtedness to YA Global and Highgate in the amount of $1,214,093, as agreed to in the Forbearance Agreement, is further broken down as:

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

•

$100,000 (YA Global promissory note dated May 1, 2006)

•

$15,781 (YA Global accrued and unpaid interest on note)

In February 2008, the Forbearance Agreement was amended and extended to May 15, 2008, including the terms of the contingency common stock purchase warrants. Per the terms of the amendment, YA Global and Highgate shall receive an additional 105 days of interest for a total amount of $28,328.84 additional interest. The additional interest plus a security deposit of $171,671.16 were paid to YA Global and Highgate per the terms of a debt assignment agreement executed with the StrikeForce Investor Group (“SIG”) in February 2008, for a total amount paid to YA Global of $200,000. The security deposit will be applied to the amount due YA Global and Highgate if the remaining balance is paid in full by May 15, 2008. Otherwise, the security deposit will be applied to YA Global as liquidated damages.

In May 2008, the Company executed a Forbearance Agreement with YA Global that supersedes the January 2008 agreement and February 2008 amendment, whereby YA Global and Highgate have agreed to forbear from exercising their rights under the secured convertible debentures through October 15, 2008.  Per the terms of the May 2008 Forbearance Agreement, the Company agreed to use its best efforts to make available sufficient authorized shares of its common stock to effect conversion of the entire amount outstanding, to YA Global and Highgate, by October 15, 2008. The terms of the contingency common stock purchase warrants became applicable to the terms of the May 2008 Forbearance Agreement.  Additionally, per the terms of the agreement, the SIG paid $75,000 to YA Global in May 2008 which is further broken down as:

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

Our obligation to issue a combination of shares or deliver shares through the escrow agent upon conversion of our $820,508 principal amount secured convertible debentures is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable upon conversion of our secured convertible debentures (excluding accrued interest), based on various market prices:

Price Per Share	With 20% Discount	Number of Shares	Percentage of Stock* Issuable
$0.10	$0.080	10,256,350	42.39%
$0.07	$0.056	14,651,928	60.56%
$0.05	$0.040	20,512,700	84.78%

* Based on 24,194,999 shares of common stock outstanding as of December 31, 2009. As illustrated, the number of shares of common stock issuable upon conversion of our secured convertible debentures will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

THE SALES OF COMMON STOCK BY INVESTORS AFTER DELIVERY OF A CONVERSION NOTICE COULD HAVE A DEPRESSIVE EFFECT ON THE PRICE OF OUR COMMON STOCK. IN ADDITION, WE DO NOT INTEND TO DISCLOSE THE TIMING OF ANY CONVERSION NOTICES WHICH WE MAY RECEIVE FROM THE INVESTORS AND AS A RESULT, YOU WILL HAVE NO KNOWLEDGE OF WHEN THE INVESTORS ARE CONVERTING INTO SHARES OF OUR COMMON STOCK.

While the securities purchase agreements with Citco Global and YA Global contain provisions prohibiting them from engaging in short sales, the investors may, nevertheless, engage in the sale of escrowed shares after delivering a conversion notice to us but before actual delivery of the shares. In the event that Citco Global and/or YA Global were to engage in any such sales, this may create downward pressure on the price of our common stock and could result in higher levels of volatility. Further, any resulting decline in the price of our stock could result in increased dilution due to the fact that we could be required to issue greater numbers of shares upon receiving future conversion notices. In addition, not only the sale of shares issued upon conversion of secured debentures, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock. In addition, we do not intend to disclose the timing of conversion notices which we may receive from Citco Global and/or YA Global.  As a result, you will have no knowledge of when the investors are converting. Further, you will not know that the investors have shares of our common stock that they may be imminently selling, or that the investors have sold such shares, all of which may have a depressive effect on the price of our common stock.

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

The shares of common stock that have been registered for sale by Citco Global and YA Global upon conversion of the secured convertible debentures do not include all of the shares of common stock that would be issuable if such debentures were converted in full.  As a result, the Company will be required to file an additional registration statement to register such additional shares.  We may incur substantial costs in connection with the preparation of filing of such registration statement and the failure to file such registration statement could result in a default under the secured convertible debentures.

IF WE ARE REQUIRED FOR ANY REASON TO REPAY OUR OUTSTANDING SECURED CONVERTIBLE DEBENTURES, WE WOULD BE REQUIRED TO DEPLETE OUR WORKING CAPITAL, IF AVAILABLE, OR RAISE ADDITIONAL FUNDS. OUR FAILURE TO REPAY THE SECURED CONVERTIBLE DEBENTURES, IF REQUIRED, COULD RESULT IN LEGAL ACTION AGAINST US, WHICH COULD REQUIRE THE SALE OF SUBSTANTIALLY ALL OF OUR ASSETS, CURRENTLY PLEDGED UNDER A UNIFORM COMMERCIAL CODE (UCC) FILING IN THE STATE OF NEW JERSEY.

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

OUR SECURITY AGREEMENTS WITH CITCO GLOBAL CUSTODY NV AND YA GLOBAL INVESTMENTS, LP CONTAIN NEGATIVE COVENANTS WHICH RESTRICT OUR ABILITY TO CREATE SECURITY INTERESTS, CHANGE MANAGEMENT, DECLARE DIVIDENDS, MAKE LOANS AND INCUR ADDITIONAL INDEBTEDNESS, WITHOUT YA GLOBAL AND HIGHGATE’S PRIOR WRITTEN CONSENT. SUCH RESTRICTIONS COULD IMPEDE OUR ABILITY TO OBTAIN ADDITIONAL FUNDING TO FINANCE OUR ONGOING OPERATIONS, WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

In connection with the securities purchase agreements for our secured convertible debentures with both Citco Global Custody NV (as assigned by YA Global Investments, LP, dated December 20, 2004, January 18, 2005 and amended on April 27, 2005 into one debenture with interest to April 27, 2005, and Highgate House Funds Ltd., dated April 27, 2005 and May 6, 2005) and YA Global Investments, LP, dated April 23, 2009, we granted both YA Global and Highgate a secured interest in all of our assets. In accordance with such agreement, we may not, without YA Global and Highgate’s written consent, directly or indirectly:

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

The technology developed by our company and used in our company’s ProtectID® (exclusively licensed from NetLabs.com) and GuardedID® products is the subject of two patent pending applications. Our firewall product, which was in the research and design phase is no longer being developed, therefore the pending provisional patent (acquired from NetLabs.com) application was allowed to expire. A fourth patent application relating to our ProtectID® product was combined into the first ProtectID® pending patent application and the fourth application was allowed to lapse. To date the two patent applications have not been granted. We cannot be certain that these patents will be granted nor can we be certain that other companies have not filed for patent protection for this technology. Even if the patents were granted for the technology, there is no assurance that we will be in a position to enforce the patent rights. Failure to be granted patent protection for the technology could result in greater competition or in limited royalty payments. This could result in inadequate revenue and cause us to cease operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our period ending December 31, 2007, we were required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our period ending December 31, 2008, we furnished a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

RISKS REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements regarding management’s plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a) our growth strategies, (b) anticipated trends in our industry, (c) our ability to obtain and retain sufficient capital for future operations, and (d) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Business,” as well as in this Annual Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions described herein. The assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed elsewhere in the “Risk Factors” section of this annual report, there are a number of other risks inherent in our business and operations which could cause our operating results to vary markedly and adversely from prior results or the results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter marketing, capital investment and other expenditures, which may also materially adversely affect our results of operations. In light of significant uncertainties inherent in the forward-looking information included in this annual report, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

Some of the information in this annual report contains forward-looking statements that involve substantial risks and uncertainties. Any statement in this annual report and in the documents incorporated by reference into this annual report that is not a statement of an historical fact constitutes a “forward-looking statement”. Further, when we use the words “may”, “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “internal”, and similar words, we intend to identify statements and expressions that may be forward- looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the risk factors discussed herein.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We operate from leased offices located at 1090 King Georges Post Road, Suite #603, Edison, New Jersey 08837. We do not hold any material investments in other real or personal property other than office equipment. We anticipate these facilities will be adequate for the immediate future but that if we are successful in introducing our products, we will need to seek larger or additional office quarters. In June 2009, we executed a lease amendment with our landlord. Per the terms of the amendment, we agreed to move our headquarters to an alternate location in our landlord’s office park. We vacated Suite #108 and moved to Suite #603 on June 30, 2009. Per the terms of the amendment, we shall pay a monthly base rent of $3,807 which commenced on July 1, 2009 through the lease termination date of January 31, 2013.The lease does not contain a renewal option and requires us to pay all executory costs such as maintenance and insurance.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently a party to, nor is any of its property currently the subject of, any material legal proceeding. None of the Company’s directors, officers or affiliates is involved in a proceeding adverse to the Company’s business or has a material interest adverse to the Company’s business.

In January 2008, a money judgment in the amount of sixty nine thousand nine hundred fifty two dollars, for past due payables, in favor of Lewis PR (the Company’s former public relations firm), a California corporation, against the Company was entered into the Superior Court of California, County of San Diego. In February 2008, a settlement agreement was reached between the parties whereby Lewis PR was to receive a payment of thirteen thousand dollars by September 2008 as full settlement of the debt. An initial payment of $6,500 was made in October 2008. Telephone calls to the vendor’s attorney, made in February 2009, to discuss the initial outstanding payment and the final pending payment were unanswered and messages were not responded to. The check for the October 2008 payment remained outstanding as of September 30, 2009. Therefore, the check was deemed stale and was voided on September 30, 2009. The Company has had no communications with the vendor or the vendor’s attorney.

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

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(A) MARKET INFORMATION

The Company’s Small Business registration statement on Form SB-2 was declared effective by the SEC in August 2005 and the Company’s shares were approved for listing on the OTC Bulletin Board by the National Association of Securities Dealers, Inc. (“NASD” now referred to as the Financial Industry Regulatory Authority (FINRA)) in December 2005. Prior to December 2005, there was no public market for the common stock. The Company’s common stock is quoted on the OTC Electronic Bulletin Board maintained by the NASD under the symbol “SFOR.OB” (prior to November 3, 2008 the symbol was “SKFT.OB”). It has been traded in the over-the-counter market on a limited basis. The following sets forth high and low bid price quotations for each calendar quarter during the last fiscal years that trading occurred or quotations were available. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended:	Low:	High:
December 31, 2008	$0.040	$0.150
March 31, 2009	$0.030	$0.100
June 30, 2009	$0.010	$0.050
September, 2009	$0.011	$0.099
December 31, 2009	$0.025	$0.140

The closing bid price for our shares of common stock on April 22, 2010 was $0.02.

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

(B) HOLDERS

As of April 22, 2010, there were approximately 242 holders of the common stock on record (several holders of record are brokerage firms, which handle accounts for individual investors).

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

(D) RECENT ISSUANCES OF UNREGISTERED SECURITIES

In October 2009, the Company sold to an individual certain units which contained common stock and common stock purchase warrants. The Company issued 1,000,000 shares of its common stock at $0.08 per share, in November 2009, and 500,000 common stock purchase warrants with an exercise price of $0.05 per share, all of which are exercisable for a period of three years from the date of issuance.

In October 2009, the Company sold three/fourths of one unit with each unit consisting of a 10% promissory note of $25,000 and 133,333 restricted shares of the Company’s common stock. The Company issued 100,000 restricted shares of common stock, at $0.10 per share.

In November 2009, the Company sold to an individual certain units which contained common stock. The Company issued 250,000 shares of its common stock at $0.10 per share.

In November 2009, the Company sold to an individual certain units which contained common stock. The Company issued 2,000,000 shares of its common stock at $0.10 per share in December 2009.

In November 2009, the Company sold two units with each unit consisting of a 10% promissory note of $25,000 and 82,000 restricted shares of the Company’s common stock. The Company issued 164,000 restricted shares of common stock, at $0.10 per share in November 2009.

In November 2009, the Company issued stock options to purchase 4,100,000 shares of common stock to eleven employees. The options were issued in accordance with the Company’s 2004 Equity Incentive Plan. The options are exercisable at $0.08 per share and expire in November 2012. The shares vested immediately.

In December 2009, the Company executed a promissory note in the amount of $7,500 with an unrelated individual, bearing interest at 10% per annum, maturing on December 4, 2012. As consideration for executing the note, the Company issued 150,000 restricted shares of common stock, at $0.10 per share.

In December 2009, the Company issued 7,500 shares of its common stock, valued at $0.054 per share for 2,500 shares, $0.10 per share for 2,500 shares and $0.12 per share for 2,500 shares, and issuable to a law firm as compensation for general counsel legal services rendered.

In December 2009, the Company issued 100,000 shares of its common stock, valued at $0.05 per share, and issuable to a law firm as compensation for the execution of a general counsel legal services agreement.

In December 2009, the Company issued 46,875 shares of its common stock, valued at $0.08 per share, to a consultant as compensation for website design and development services rendered.

In December 2009, the Company issued 100,000 shares of its common stock, valued at $0.05 per share, to a distributor as additional compensation for services rendered.

In December 2009, the Company executed a convertible promissory note in the amount of $25,000 with an unrelated individual, bearing interest at 9% per annum, maturing on December 1, 2012. As consideration for executing the note, the Company issued 100,000 common stock purchase warrants with an exercise price of $0.10 per share, all of which are exercisable for a period of three years from the date of issuance.

In December 2009, the Company executed a convertible promissory note in the amount of $25,000 with an unrelated individual, bearing interest at 9% per annum, maturing on December 1, 2012. As consideration for executing the note, the Company issued 100,000 common stock purchase warrants with an exercise price of $0.10 per share, all of which are exercisable for a period of three years from the date of issuance.

All of the above offerings and sales were made in reliance upon the exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933 and/or Section 4(2) of the Securities Act of 1933, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933 and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act of 1933, and agreed to transfer such securities only in a transaction registered under the Securities Act of 1933 or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act of 1933or transferred in a transaction exempt from registration under the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA.

The following information has been summarized from financial information included elsewhere and should be read in conjunction with such financial statements and notes thereto.

Summary of Statements of Operations of StrikeForce

Years Ended December 31, 2009 and 2008

Statement of Operations Data:
	For the Years Ended December 31,
	2009	2008

Revenues	$411,737	$287,035
Cost of Sales	89,412	120,201
Operating and Other Expenses	(2,561,406)	(1,710,867)

Net Loss	$(2,239,081)	$(1,544,033)

Balance Sheet Data:
	December 31,
	2009	2008

Current Assets	$457,325	$489,110
Total Assets	1,293,492	1,642,805
Current Liabilities	6,257,303	5,946,328
Non Current Liabilities	3,148,372	2,422,167
Total Liabilities	9,405,675	8,368,495
Working Capital (Deficit)	(5,799,978)	(5,457,218)
Shareholders' Equity (Deficit)	$(8,112,183)	$(6,725,690)

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

Background

StrikeForce Technologies, Inc. (hereinafter referred to as “we”, “us”, “our”, “SFT”, “StrikeForce” and the “Company”) is a software development and services company that offers a suite of integrated computer network security products using proprietary technology. We were organized in August 2001 under New Jersey law as Strike Force Technical Services, Inc. We initially conducted operations as an integrator and reseller of computer hardware and telecommunications equipment and services. In December 2002, and formally memorialized by an agreement in September 2003, we acquired certain intellectual property rights and patent pending technology from NetLabs.com including the rights to further develop and sell their principal technology and certain officers of NetLabs.com joined StrikeForce as officers and directors of our Company. We subsequently changed our name to StrikeForce Technologies, Inc., under which we had conducted our business since August 2001. Our strategy is to develop and exploit our suite of network security products for customers in the corporate, financial, government, insurance, e-commerce and consumer sectors. We plan to grow our business primarily through this channel and also from internally generated sales, rather than by acquisitions. We have no subsidiaries and we conduct our operations from our corporate office in Edison, New Jersey.

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

We completed the development of our ProtectID® platform at the end of June 2006 and we completed the core development of our keyboard encryption and anti-keylogger product, GuardedID®, in December 2006, with continuous enhancements, which is currently being sold and distributed. We seek to locate customers in a variety of ways. These include contracts primarily with value added resellers and distributors (both inside the United States and internationally), direct sales calls initiated by our internal staff, exhibitions at security and technology trade shows, through the media, consulting agreements and through our own and agent relationships. Our sales generate revenue either as an Original Equipment Manufacturer (OEM) model, through a Hosting/License agreement, bundled with other company’s products or through direct purchase by customers. We price our products for hosted consumer transactions based on the number of transactions in which our software products are utilized. We also price our products for business applications based on the number of users. These pricing models provide the Company with one-time, monthly, quarterly and yearly recurring revenues. We are also generating revenues from annual maintenance contracts, renewal fees and project an increase in revenues based upon the execution of various agreements that we have recently closed and are being implemented.

We generated all of our 2009 and 2008 revenues of $411,737 and $287,035, respectively, from the sales of our security products. We market our products to financial service firms, e-commerce companies, government agencies and the enterprise market in general and with virtual private networks, as well as technology service companies that service all the above markets. We seek such sales through our own direct efforts and primarily through distributors, resellers and third party agents. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in production installations and pilot projects with various distributors, resellers and direct customers, as well as having reached additional reseller agreements with strategic vendors internationally. Our GuardedID® product is also being sold directly to consumers, primarily through the Internet as well as distributors, resellers, third party agents and potential Original Equipment Manufacturer ("OEM") agreements by bundling GuardedID® with their products, which could provide a value-add to their own products and offerings, as well as to the Enterprise.

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

We operate primarily as a software development company, providing security software products and services, to be sold to enterprises, Internet consumer businesses and consumers, both directly and through sales channels comprised of distributors, resellers, agents and OEM relationships, internationally. We are focusing primarily on developing sales through “channel” relationships in which our products are offered by other manufacturers, distributors, value-added resellers and agents, internationally. We also sell our suite of security products directly from our Edison, NJ office, which also augments our channel partner relationships. It is our strategy that these “channel” relationships will provide the greater percentage of our revenues ongoing. Examples of the channel relationships that we are pursuing include our attempts to establish OEM relationships with other security technology and software providers that would integrate or bundle the enhanced security capabilities of ProtectID® and or GuardedID® into their own product lines. These would include providers of networking software and manufacturers of computer and telecommunications hardware and software that provide managed services, as well as all markets interested in increasing the value of their products and packages, such as financial services software, anti-virus and identity theft product companies.

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

We intend to generate revenue through fees for ProtectID® based on consumer volumes of usage in the e-commerce and financial services markets, one time per person fees in the enterprise markets, set-up and recurring transaction fees when the product is hosted, yearly maintenance fees and other one-time fees. GuardedID® pricing is for an annual license and we discount for volume purchases. GuardedID® pricing models, especially when bundling through OEM contracts, include monthly and quarterly recurring revenues. We also provide our clients a choice of operating our software internally by licensing or through our hosting service. GuardedID® requires a download on each and every computer it protects, whether for employees or consumers.

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

Results of Operations

FOR THE YEAR ENDED DECEMBER 31, 2009 COMPARED TO THE YEAR ENDED DECEMBER 31, 2008

Revenues for the year ended December 31, 2009 were $411,737 compared to $287,035 for the year ended December 31, 2008, an increase of $124,702 or 43.5%. The increase in revenues was primarily due to the increase in our sales of our GuardedID® keyboard encryption (anti-keylogger) technology and our ProtectID® out-of-band authentication technology.

Revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign on fees and recurring transaction revenues. Hardware sales for the year ended December 31, 2009 were $1,893 compared to $21,852 for the year ended December 31, 2008, a decrease of $19,959. The decrease in hardware revenues was primarily due to the decrease in our sales of our one-time-password token key-fobs.  Software, services and maintenance sales for the year ended December 31, 2009 were $267,149 compared to $104,450 for the year ended December 31, 2008, an increase of $162,699. The increase in software, services and maintenance revenues was primarily due to the increase in our sales of our GuardedID® keyboard encryption (anti-keylogger) technology and our ProtectID® (out-of-band) technology. Sign on fees for access to our hosted service provider to utilize our ASP transaction model amounted to $4,000 for the year ended December 31, 2009 compared to $8,250 for the year ended December 31, 2008, a decrease of $4,250. The decrease was due to the decrease in signing up new e-commerce clients. Transaction revenues from the ASP hosting model were $138,695 for the year ended December 31, 2009 and $152,483 for the year ended December 31, 2008, a decrease of $13,788. The decrease was caused by a decreased number of transactions being processed by our clients through the ASP hosting facility.

Cost of revenues for the year ended December 31, 2009 was $89,412 compared to $120,201 for the year ended December 31, 2008, a decrease of $30,789, or 25.6%. The decrease resulted primarily from a reduction in purchases resulting from the increase in our sales of our own suite of security software products which entails a lower cost of revenues.

Gross profit for the year ended December 31, 2009 was $322,325 compared to $166,834 for the year ended December 31, 2008, an increase of $155,491, or 93.2%. The increase in revenues was primarily due to the increase in our sales of our GuardedID® keyboard encryption and anti-keylogger technology and our ProtectID® out-of-band technology. Gross profit as a percentage of sales increased to 78.3% from 58.1% due to the increase in our sales of our GuardedID® keyboard encryption and anti-keylogger technology and our ProtectID® out-of-band technology, and the reduction in purchases resulting from the increase in our sales of our own suite of security software products which entails a lower cost of revenues.

Research and development expenses for the year ended December 31, 2009 were $418,547 compared to $422,753 for the year ended December 31, 2008, a decrease of $4,206, or 1.0%. The decrease is primarily attributable to the decrease in engineering resources relating to our GuardedID® keyboard encryption and anti-keylogger technology which is now in full production. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative (“SGA”) expenses for the year ended December 31, 2009 were $1,789,765 compared to $1,716,081 for the year ended December 31, 2008, an increase of $73,684 or 4.3%. The net increase was due primarily to increases in our promotional, marketing and professional fees which occurred in the year ended December 31, 2009. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, travel costs, non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other (income) expense for the year ended December 31, 2009 was $600,386 as compared to ($329,860) for the year ended December 31, 2008, representing an increase in other expense of $930,246, or 282%. The increase was primarily due to the loss recorded on restructure of certain debt and to net mark to market changes of $7,977 in the fair value of derivative financial instruments relating to the convertible secured promissory notes.

Our net loss for the year ended December 31, 2009 was $2,239,081 compared to a net loss of $1,544,033 for the year ended December 31, 2008, an increase of $695,048, or 45.0%. The increase in our net loss was primarily due to the increase in SGA expenses, the loss recorded on restructure of certain debt and to net mark to market changes in the fair value of derivative financial instruments relating to the convertible secured promissory notes.

Liquidity and Capital Resources

Our total current assets at December 31, 2009 were $457,325, including $67,821 in cash and $0 in restricted cash as compared with $489,110 in total current assets at December 31, 2008, which included cash of $43,030 and $80,737 in restricted cash. Additionally, we had a stockholders’ deficiency in the amount of $8,112,183 at December 31, 2009 as compared to a stockholders’ deficiency of $6,725,690 at December 31, 2008. The increase in the deficiency is a result of our net losses and funding through an increased debt position from convertible debentures and promissory notes rather than the sale of stock. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. The liabilities include a computed liability for the fair value of derivatives of $518,666, which will only be realized on the conversion of the derivatives, or settlement of the debentures.

We financed our operations during the year ended December 31, 2009 through debt and equity financing, recurring revenues from our ProtectID® and ValidateID® hosting platforms and sales of our GuardedID® keystroke encryption technology. Management anticipates that we will rely, at least in the near future, on a substantial percentage of the sales of our GuardedID® product and a limited number of customers for our other products revenues and may continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market grows, management believes, but cannot guarantee, we will attain greater numbers of customers and the concentrations would then diminish. Until this is accomplished, management will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing commitments of capital expenditures and until our sales revenue can provide greater liquidity.

The number of common shares outstanding increased from 17,121,124 shares at the year ended December 31, 2008 to 24,194,999 at the year ended December 31, 2009, an increase of 41.3%. The increase in the number of common shares outstanding was primarily due to the shares sold for cash and the shares issued related to financing, in 2009.

We have historically incurred losses and we anticipate that we will not generate any significant revenues until the third quarter of 2010. Our operations presently require funding of approximately $113,000 per month. Management believes, but cannot provide assurances, that we will be profitable over the next 12 months based on some potential clients contracting with the Company in the financial industry, technology, insurance, enterprise, government, insurance and consumer sectors in the United States, Latin America, Europe and Asia. There can be no assurance, however, that the sales anticipated will materialize or that we will achieve the profitability we have forecasted.

At December 31, 2009, $542,588 in aggregate principal amount of the Citco Global Custody NV (“Citco Global”) debentures, as assigned by YA Global and Highgate in April 2009 (see below), was issued and outstanding.

At December 31, 2009, $277,920 in aggregate principal amount of the YA Global Investments, LP (“YA Global”) debenture remained outstanding.

Prior to the maturity date of both convertible secured promissory notes, we notified YA Global and Highgate that it is currently evaluating available maturity options regarding the convertible notes.  YA Global and Highgate have agreed to extend the maturity date until the options afforded our company have been concluded.

In January 2008, we executed a Forbearance Agreement with YA Global whereby YA Global and Highgate have agreed to forbear from exercising their rights under the secured convertible debentures through February 27, 2008. The terms of the Forbearance Agreement record the amount due to YA Global and Highgate by us to be $1,214,093, which includes principal, interest and the redemption premium. The terms also include a reduction in the YA Global and Highgate Fixed Conversion Price to $0.065. In connection with this Agreement, we issued to YA Global 500,000 contingency common stock purchase warrants with an exercise price of $0.15 per share. The common stock purchase warrants are exercisable for a period of five (5) years from date of issuance. The common stock purchase warrants are held in escrow and would only be released to YA Global if the total amount due by our company was not paid to YA Global by February 29, 2008. The total amount of our indebtedness to YA Global and Highgate in the amount of $1,214,093, as agreed to in the Forbearance Agreement, is further broken down as:

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

•

$100,000 (YA Global promissory note dated May 1, 2006)

•

$15,781 (YA Global accrued and unpaid interest on note)

In February 2008, the Forbearance Agreement was amended and extended to May 15, 2008, including the terms of the contingency common stock purchase warrants. Per the terms of the amendment, YA Global and Highgate shall receive an additional 105 days of interest for a total amount of $28,328.84 additional interest. The additional interest plus a security deposit of $171,671.16 were paid to YA Global and Highgate per the terms of a debt assignment agreement executed with an investor group in February 2008, for a total amount paid to YA Global of $200,000. The security deposit will be applied to the amount due YA Global and Highgate if the remaining balance due of $1,042,421.84 is paid in full by May 15, 2008. Otherwise, the security deposit will be applied to YA Global as liquidated damages.

In May 2008, we executed a Forbearance Agreement with YA Global that supersedes the January 2008 agreement and February 2008 amendment, whereby YA Global and Highgate have agreed to forbear from exercising their rights under the secured convertible debentures through October 15, 2008.  Per the terms of the May 2008 Forbearance Agreement, we agreed to use its best efforts to make available sufficient authorized shares of its common stock to effect conversion of the entire amount outstanding, to YA Global and Highgate, by October 15, 2008. The terms of the contingency common stock purchase warrants became applicable to the terms of the May 2008 Forbearance Agreement.  Additionally, per the terms of the agreement, the SIG paid $75,000 to YA Global in May 2008 which is further broken down as:

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

In April 2009, we executed a secured convertible debenture with YA Global for $277,920, maturing on December 31, 2010. The debenture, which is not interest bearing, represents accrued interest owed on the existing YA Global and Highgate secured convertible debentures through April 23, 2009.

In April 2009, YA Global notified us that the April 2005 YA Global and May 2005 Highgate secured convertible debentures, related documents and the subsequent forbearance agreements have been assigned to Citco Global Custody NV as of April 24, 2009. Management  recorded the assigned debentures as restructuring of troubled debt. Management recorded the accrued interest on the assigned debentures through the extended due date of December 31, 2010 as a loss on restructured debt in the amounts of $33,893 on the assigned YA Global debenture and $30,911 on the assigned Highgate debenture. On April 24, 2009, the adjusted balance of the assigned debentures was $266,957 (YA Global assignment) and $275,631 (Highgate assignment).

We issued unsecured convertible notes during the year ended December 31, 2009 in an aggregate total of $50,000 to two unrelated parties. Additionally, during the year ended December 31, 2009, we repaid a total of $39,900 of unsecured convertible notes to one unrelated party per the terms of a settlement agreement reached with the note holder. The remaining note balance of $40,100 was forgiven. Additionally, during the year ended December 31, 2009, a note holder of a $100,000 convertible note, executed in July 2008, rolled the convertible note balance and accrued interest owed into a purchase of nine units with each unit consisting of a 10% promissory note of $25,000 and 82,000 shares of our common stock, valued at $0.06.

We issued unsecured notes during the year ended December 31, 2009 in an aggregate total of $871,250 to six unrelated parties. Additionally, during the year ended December 31, 2009, we repaid a total of $313,689 of unsecured notes to three unrelated parties. Per the terms of a settlement agreement reached with one of the unrelated parties, $35,000 of the open note balance was forgiven.

During the year ended December 31, 2009, we repaid a total of $37,500 of unsecured notes to one related party per the terms of a settlement agreement reached with the note holder.

Summary of Funded Debt

As of December 31, 2009, our company’s open unsecured promissory note balance was $2,377,864, net of discount on promissory notes of $94,905, listed as follows:

•

$100,000 to YA Global (in April 2009 the note was extended to December 31, 2010. The note shall become convertible if not repaid by August 20, 2010.) – current portion

•

$18,750 to an unrelated individual

•

$275,000 to an unrelated individual

•

$111,519 to an unrelated company

•

$210,000 to an unrelated company

•

$7,500 to an unrelated party

•

$1,750,000 to twenty unrelated individuals through term sheet with the SIG

As of December 31, 2009, our company’s open unsecured related party promissory note balances were $658,500, listed as follows:

•

$626,000 to our CEO – current portion

•

$32,500 to our former President – current portion

As of December 31, 2009, our company’s open convertible secured note balances were $820,508, listed as follows:

•

$542,588 to Citco Global (as assigned in 04/09 by YA Global and Highgate)

•

$277,920 to YA Global (04/09 secured debenture)

As of December 31, 2009 our company’s open convertible note balances were $1,091,176, net of discount on convertible notes of $24,336, listed as follows:

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

•

$100,000 to an unrelated individual (07/07 unsecured debenture) – current portion

•

$120,000 to three unrelated individuals (08/07 unsecured debentures) – current portion

•

$50,000 to two unrelated individuals (12/09 unsecured debentures)

As of December 31, 2009, our company’s open convertible note balances - related parties were $419,255, listed as follows:

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

Going Concern

The Report Of Our Independent Registered Public Accounting Firm Contains Explanatory Language That Substantial Doubt Exists About Our Ability To Continue As A Going Concern

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The report states that we depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

We are assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses of $2,239,081 for the year ended December 31, 2009, compared to a net operating loss of $1,544,033 for the year ended December 31, 2008. At December 31, 2009, the Company's accumulated deficit was $20,159,564, its working capital deficiency was $5,799,978 and approximately 88% of its assets consist of deferred royalties. Additionally, for the year ended December 31, 2009, we had negative cash flows from operating activities of $672,396. Since our inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business may require additional capital. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Currently, management is attempting to generate sufficient revenues and improve gross margins by a revised sales strategy that was implemented in the second quarter of 2009. In principle, the Company is redirecting its sales focus from direct sales to domestic and international channel sales, where our company is primarily selling through a channel of Distributors, Value Added Resellers, Strategic Partners and Original Equipment Manufacturers. The revenues from this approach are more lucrative than selling direct, due to the increase in sales volume of GuardedID® and ProtectID® through the channel partners. This strategy, if successful, should increase the Company’s sales and revenues allowing us to mitigate future losses. In addition, management has raised funds through convertible debt instruments and the sale of equity in order to alleviate the working capital deficiency. Through the utilization of the capital markets, management is seeking to locate the additional funding necessary to continue to expand and enhance its growth; however, no assurance can be given that we will be able to increase revenues or raise additional capital. In the third quarter of 2009, we executed contracts with two international clients for our ProtectID® and GuardedID® products, respectively. Until we increase our customer base and realize the increased revenues from the recently signed contracts, we are assuming that we will continue as a going concern.

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

Discount on Debt

The Company has allocated the proceeds received from convertible debt instruments between the underlying debt instruments and has recorded the conversion feature as a liability in accordance with paragraph 815-15-25-1 of the FASB Accounting Standards Codification. The conversion feature and certain other features that are considered embedded derivative instruments, such as a conversion reset provision, a penalty provision and redemption option, have been recorded at their fair value within the terms of paragraph 815-15-25-1 of the FASB Accounting Standards Codification as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown in the Statement of Operations. The Company has also recorded the resulting discount on debt related to the common stock purchase warrants and conversion feature and is amortizing the discount using the effective interest rate method over the life of the debt instruments.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

The Company evaluates its convertible debt, options, common stock purchase warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under paragraph 815-15-25-1 of the FASB Accounting Standards Codification and paragraph 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Statement of Operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

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

Hardware – Revenue from hardware sales is recognized when the product is shipped to the customer and there are either no unfulfilled Company obligations or any obligations that will not affect the customer's final acceptance of the arrangement.  All costs of these obligations are accrued when the corresponding revenue is recognized.  There were no revenues from fixed price long-term contracts.

Software, Services and Maintenance – Revenue from time and service contracts is recognized as the services are provided. Revenue from delivered elements of one-time charge licensed software is recognized at the inception of the license term, provided the Company has vendor-specific objective evidence of the fair value of each delivered element.  Revenue is deferred for undelivered elements. The Company recognizes revenue from the sale of software licenses, when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured.  Delivery generally occurs when the product is delivered to a common carrier or the software is downloaded via email delivery or an FTP web site. The Company assesses collection based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer.  The Company does not request collateral from customers.  If the Company determines that collection of a fee is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.  Revenue from monthly software licenses is recognized on a subscription basis.

ASP Hosted (Cloud) Services – The Company offers an Application Service Provider hosted service whereby customer usage transactions are invoiced monthly on a cost per transaction basis.  The service is sold via the execution of a Service Agreement between the Company and the customer.  Initial set-up fees are recognized over the period in which the services are performed.

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

Stock Based Transactions

We have concluded various transactions where we paid the consideration in shares of our common stock and/or common stock purchase warrants or options to purchase shares of our common stock. These transactions include:

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

When options or common stock purchase warrants to purchase our stock are used in transactions with third parties or our employees, the transaction is valued using the Black-Scholes valuation method. The Black-Scholes valuation method is widely used and accepted as providing the fair market value of an option or warrant to purchase stock at a fixed price for a specified period of time. Black-Scholes uses five (5) variables to establish market value of stock options or common stock purchase warrants:

- strike price (the price to be paid for a share of our stock);

- price of our stock on the day options or common stock purchase warrants are granted;

- number of days that the options or common stock purchase warrants can be exercised before they expire;

- trading volatility of our stock; and

- annual interest rate on the day the option or common stock purchase warrant is granted.

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.

A subsidiary or group of assets that is a business or nonprofit activity

2.

A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture

3.

An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.

Sales of in substance real estate.  Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

2.

Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

Revenue Recognition

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14, "Certain Revenue Arrangements That Include Software Elements" ("ASU No. 2009-14"). ASU No. 2009-14 amends guidance included within ASC Topic 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality.  Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance of ASU No. 2009-13.  ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption and retrospective application are also permitted.  The Company is currently evaluating the impact of adopting the provisions of ASU No. 2009-14.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Please see pages F-1 through F-40.

STRIKEFORCE TECHNOLOGIES, INC.

DECEMBER 31, 2009 AND 2008

INDEX TO FINANCIAL STATEMENTS

Contents	Page(s)
Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets	F-3

Statements of Operations	F-4

Statement of Stockholders’ Deficit for the Year Ended December 31, 2008	F-5

Statement of Stockholders’ Deficit for the Year Ended December 31, 2009	F-6

Statements of Cash Flows	F-7 to F-8

Notes to the Financial Statements	F-9 to F-40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

StrikeForce Technologies, Inc.

Edison, New Jersey

We have audited the accompanying balance sheets of StrikeForce Technologies, Inc. (“StrikeForce” or the "Company") as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of StrikeForce as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the Unites States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had an accumulated deficit and a working capital deficiency at December 31, 2009 and had a net loss and cash used in operations for the year ended December 31, 2009, respectively. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

May 3, 2010

STRIKEFORCE TECHNOLOGIES, INC.

BALANCE SHEETS

ASSETS

	December 31, 2009	December 31, 2008

Current Assets:
Cash and cash equivalents	$67,821	$43,030
Restricted cash	-	80,737
Accounts receivable	23,932	38,535
Current portion of deferred royalties	326,808	326,808
Prepayments and other current assets	38,764	-
Total current assets	457,325	489,110

Property and equipment, net	6,873	11,027
Deferred royalties, net of current portion	816,204	1,127,935
Website development cost, net	77	1,720
Patents	4,329	4,329
Security deposit	8,684	8,684
Total Assets	$1,293,492	$1,642,805

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Derivative financial instruments	$518,666	$510,689
Current maturities of convertible notes payable, net of discount of $24,336and $67,335, respectively	1,041,176	1,163,177
Convertible notes payable - related parties	419,255	419,255
Current maturities of notes payable	100,000	200,208
Notes payable - related parties	658,500	696,000
Capital leases payable	5,532	5,532
Accounts payable	924,906	899,387
Accrued expenses	2,275,771	1,739,530
Payroll taxes payable	53,481	53,481
Due to factor	209,192	209,192
Due to employees	50,824	49,877
Total current liabilities	6,257,303	5,946,328

Convertible secured notes payable	820,508	672,167
Convertible notes payable, net of current maturities	50,000	-
Notes payable, net of current maturities and discount of $94,905 and $0, respectively	2,277,864	1,750,000
Total Liabilities	9,405,675	8,368,495

Commitments and contingencies

Stockholders' Deficit
Preferred stock at $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	-	-

Common stock at $0.0001 par value; 100,000,000 shares authorized; 24,194,999 and 17,121,124 shares issued and outstanding, respectively	2,420	1,712
Additional paid-in capital	12,044,961	11,193,081
Accumulated deficit	(20,159,564)	(17,920,483)
Total Stockholders' Deficit	(8,112,183)	(6,725,690)
Total Liabilities and Stockholders' Deficit	$1,293,492	$1,642,805

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	For the year
	ended December 31,
	2009	2008

Revenues	$411,737	$287,035

Cost of sales	89,412	120,201

Gross profit	322,325	166,834

Operating expenses:
Selling, general and administrative expenses	1,789,765	1,716,081
Research and development	418,547	422,753
Total operating expenses	2,208,312	2,138,834

Loss from operations	(1,885,987)	(1,972,000)

Other (income) expense:
Interest income	(488)	(10,867)
Interest expense	6,308	295,439
Financing expense	860,010	762,248
Derivative instruments (income) expense, net	7,977	(957,575)
Forgiveness of debt	(340,724)	(420,760)
Loss on restructure of debt	64,804	-
Other (income) expenses	2,499	1,655
Total other (income) expense	600,386	(329,860)

Loss before taxes	(2,486,373)	(1,642,140)

Income income tax provision (benefit)
Income tax provision	1,091	1,560
Proceeds from sale of State Net Operating Loss Carry-forwards ("NOL")	(248,383)	(99,667)
Total income tax provision (benefit)	(247,292)	(98,107)

Net loss	$(2,239,081)	$(1,544,033)

Net loss per common share - basic and diluted	$(0.12)	$(0.14)

Weighted average number of common shares outstanding - basic and diluted	19,280,834	10,914,276

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2008

	Common stock		Additional		Total
	at $0.0001 par value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2007	9,999,999	$1,000	$10,759,732	$(16,376,450)	$(5,615,718)

Issuance of shares of common stock for consulting services	10,500	1	1,359		1,360

Issuance of shares of common stock for financing	7,110,546	711	187,098		187,809

Issuance of warrants in connection with promissory notes payable	-	-	44,321	-	44,321

Issuance of stock options for employee stock option compensation	-	-	200,571	-	200,571

Fractional shares due to rounding related to reverse stock split	79	-	-	-	-

Net loss	-	-	-	(1,544,033)	(1,544,033)

Balance at December 31, 2008	17,121,124	$1,712	$11,193,081	$(17,920,483)	$(6,725,690)

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2009

	Common stock		Additional		Total
	at $0.0001 par value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2008	17,121,124	$1,712	$11,193,081	$(17,920,483)	$(6,725,690)

Sale of shares of common stock including warrants	3,250,000	325	202,025	-	202,350

Issuance of shares of common stock for consulting services	676,875	68	28,932	-	29,000

Issuance of shares of common stock for financing	3,147,000	315	250,855	-	251,170

Issuance of warrants in connection with convertible notes payable	-	-	23,860	-	23,860

Issuance of stock options for employee stock option compensation	-	-	346,208	-	346,208

Net loss	-	-	-	(2,239,081)	(2,239,081)

Balance at December 31, 2009	24,194,999	$2,420	$12,044,961	$(20,159,564)	$(8,112,183)

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	For the Year	For the Year
	Ended	Ended
	December 31, 2009	December 31, 2008
Cash flows from operating activities:
Net income (loss)	$(2,239,081)	$(1,544,033)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	11,858	12,637
Forgiveness of debt	(269,483)	(420,760)
Discount on notes payable	-	170,000
Amortization of discount on convertible notes	112,464	85,436
Amortization of deferred royalties	311,731	296,628
Expense paid through issuance of note	-	-
Mark to market on derivative financial instruments	7,977	(957,575)
Issuance of stock options for employee stock option compensation	346,208	200,571
Issuance of common stock, options and warrants for consulting services	29,000	1,360
Issuance of common stock and warrants for financing expense	86,800	227,780
Warrants issued for interest	23,860	-
Loss on restructure of debt	64,804	-
Changes in operating assets and liabilities:
Accounts receivable	14,603	(5,575)
Prepaid expenses	(38,764)	6,325
Accounts payable	25,519	(9,415)
Accrued expenses	839,161	624,540
Payroll taxes payable	-	106
Common stock to be issued	-	(8,155)
Amount received from (paid to) employees	947	1,551
Net cash used in operating activities	(672,396)	(1,318,579)

Cash flows from investing activities:
Change in restricted cash	95,737	(80,737)
Investment in website	(3,750)	-
Purchases of property and equipment	(2,311)	(3,733)
Net cash provided by (used in) investing activities	89,676	(84,470)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	202,350	-
Proceeds from notes payable	746,250	150,000
Proceeds from notes payable, net of discount of $170,000 in 2008, in the form of restricted cash	-	1,580,000
Proceeds from convertible notes payable	50,000	-
Proceeds from notes payable – related parties	-	100,000
Payments of convertible notes payable – related parties	-	(54,936)
Payments of notes payable	(313,689)	(199,581)
Payments of convertible notes payable	(39,900)	(90,711)
Payments of notes payable – related parties	(37,500)	(55,000)
Net cash provided by financing activities	607,511	1,429,772

Net change in cash	24,791	26,723

Cash and cash equivalents at beginning of period	43,030	16,307

Cash and cash equivalents at end of period	$67,821	$43,030

(Continued)

	For the Year	For the Year
	Ended	Ended
	December 31, 2009	December 31, 2008
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$16,310	$293,788
Income taxes	$1,091	$3,215

Non-cash investing and financing activities:
Conversion of convertible notes payable into common stock	$-	$-
Issuance of promissory note for consulting services	$-	$-
Issuance of warrants for convertible notes	$23,860	$-
Issuance of warrants for promissory notes	$-	$4,350
Issuance of common stock in connection with notes payable	$251,170	$-

STRIKEFORCE TECHNOLOGIES, INC.

DECEMBER 31, 2009 and 2008

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1  -

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recorded bad debt expense of $20,000 and $1,278 for the years ended December 31, 2009 and 2008, respectively. There were no allowances for doubtful accounts at December 31, 2009 or 2008.

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

Capital lease assets are depreciated on a straight-line basis over the capital lease assets estimated useful lives consistent with the Company’s normal depreciation policy for tangible fixed assets, but generally not exceeding the lease term. Interest charges are expensed over the period of the lease in relation to the carrying value of the capital lease obligation.

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

Patents

All costs incurred to the point when a patent application is to be filed are expensed as incurred as research and development cost. Patent application costs, generally legal costs, thereafter incurred are capitalized. Patents are amortized over the expected useful lives of the patents, which is generally 17 to 20 years for domestic patents and 5 to 20 years for foreign patents, once the patents are granted or are expensed if the patent application is rejected. The costs of defending and maintaining patents are expensed as incurred. As of December 31, 2009, the Company capitalized $4,329 in patent application costs as incurred with no amortization due to the fact that the patent applications are still pending.

Impairment of long-lived assets

Long-lived assets, which include property and equipment, deferred royalties, website development cost and patents are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable or the useful life is shorter than originally estimated.

The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives. The Company determined that there was no impairment based on management’s evaluation at December 31, 2009 or 2008.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepayments and other current assets, accounts payable, taxes payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments.  The Company’s notes payable and capital leases payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2009 and 2008.

The Company revalues its derivative liability at every reporting period and recognizes gains or losses in the Statements of Operations that are attributable to the change in the fair value of the derivative liability.  The Company has no other assets or liabilities measured at fair value on a recurring basis.

  Discount on debt

The Company has allocated the proceeds received from convertible debt instruments between the underlying debt instruments and has recorded the conversion feature as a liability in accordance with paragraph 815-15-25-1 of the FASB Accounting Standards Codification. The conversion feature and certain other features that are considered embedded derivative instruments, such as a conversion reset provision, a penalty provision and redemption option, have been recorded at their fair value within the terms of paragraph 815-15-25-1 of the FASB Accounting Standards Codification as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown in the Statement of Operations. The Company has also recorded the resulting discount on debt related to the warrants and conversion feature and is amortizing the discount using the effective interest rate method over the life of the debt instruments.

  Derivatives

The codification requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation. At December 31, 2009, the Company had not entered into any transactions which were considered hedges.

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

Hardware – Revenue from hardware sales is recognized when the product is shipped to the customer and there are either no unfulfilled Company obligations or any obligations that will not affect the customer's final acceptance of the arrangement.  All costs of these obligations are accrued when the corresponding revenue is recognized.  There were no revenues from fixed price long-term contracts.

Software, Services and Maintenance – Revenue from time and service contracts is recognized as the services are provided. Revenue from delivered elements of one-time charge licensed software is recognized at the inception of the license term, provided the Company has vendor-specific objective evidence of the fair value of each delivered element.  Revenue is deferred for undelivered elements. The Company recognizes revenue from the sale of software licenses, when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured.  Delivery generally occurs when the product is delivered to a common carrier or the software is downloaded via email delivery or an FTP web site. The Company assesses collection based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer.  The Company does not request collateral from customers.  If the Company determines that collection of a fee is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.  Revenue from monthly software licenses is recognized on a subscription basis.

ASP Hosted (Cloud) Services – The Company offers an Application Service Provider hosted service whereby customer usage transactions are invoiced monthly on a cost per transaction basis.  The service is sold via the execution of a Service Agreement between the Company and the customer.  Initial set-up fees are recognized over the period in which the services are performed.

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

	December 31, 2009	December 31, 2008
Risk-free interest rate	1.3%	3.0% - 4.5%
Dividend yield	0.00%	0.00%
Expected volatility	313%	150% - 350%
Expected option life	3 years	5 - 10 years

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

Software development costs

Paragraph 985-20-25-3 of FASB Accounting Standards Codification requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers.  Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life.  To date, all costs have been accounted for as research and development costs and no software development cost has been capitalized.  Total research and development costs for the years ended December 31, 2009 and 2008 were $418,547 and $422,753, respectively.

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”).  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt, which excludes 5,527,297 shares of stock options, 2,068,467 shares of common stock issuable under warrants and 2,654,755 shares of common stock issuable under the conversion feature of the convertible notes payable for the year ended December 31, 2009, and 1,427,297 shares of stock options, 1,561,692 shares of common stock issuable under warrants and 1,939,755 shares of common stock issuable under the conversion feature of the convertible notes payable for the year ended December 31, 2008, respectively. These potential shares of common stock were not included as they were anti-dilutive.

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification. The amendments in this Update also provide a technical correction to the Accounting Standards Codification. The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.

A subsidiary or group of assets that is a business or nonprofit activity

2.

A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture

3.

An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.

Sales of in substance real estate.  Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

2.

Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 -

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $20,159,564 and a working capital deficiency of $5,799,978 at December 31, 2009 and had a net loss and cash used in operations of $2,239,081 and $672,396 for the year ended December 31, 2009, respectively.

Currently, the Company is attempting to generate sufficient revenues and improve gross margins by a revised sales strategy that was implemented in the second quarter of 2009. In principle, the Company is redirecting its sales focus from direct sales to domestic and international channel sales, where the Company is primarily selling through a channel of Distributors, Value Added Resellers, Strategic Partners and Original Equipment Manufacturers. The revenues from this approach are more lucrative than selling direct, due to the increase in sales volume of GuardedID® and ProtectID® through the channel partners. This strategy, if successful, should increase the Company’s sales and revenues allowing us to mitigate future losses. In addition, management has raised funds through convertible debt instruments and the sale of equity in order to alleviate the working capital deficiency. Through the utilization of the capital markets, the Company is seeking to locate the additional funding necessary to continue to expand and enhance its growth; however, there can be no assurance that we will be able to increase revenues or raise additional capital. The Company is currently in negotiations with other investors, but the success of such negotiations cannot be assured. In the third quarter of 2009, we executed contracts with two international clients for our ProtectID® and GuardedID® products, respectively. We believe these contracts will provide a continual steady increase to our revenues. Until we increase our customer base and realize the increased revenues from the recently signed contracts, we are assuming that we will continue as a going concern

Management expects cash flows from operating activities to improve by the second quarter of 2010, primarily as a result of certain contracts, however no assurance can be given that such contracts will materialize in revenue sufficient to meet operating expenses and fund future operations.  The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If it fails to generate positive cash flows or obtain additional financing when required, it may have to modify, delay or abandon some or all of its business and expansion plans.

NOTE 4 -

PREPAYMENTS AND OTHER CURRENT ASSETS

Prepaid expenses at December 31, 2009 consist of prepaid insurance in the amount of $4,106, a web site development deposit of $7,500 and other receivables in the amount of $27,158.

NOTE 5 -

PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2009 and 2008:

	December 31,
	2009	2008
Computer equipment	$65,460	$65,460
Computer software	17,856	15,545
Furniture and fixtures	10,157	10,157
Office equipment	15,906	15,906
Total	109,379	107,068
Less: accumulated depreciation and amortization	(102,506)	(96,041)
	$6,873	$11,027

Depreciation and amortization expense for the years ended December 31, 2009 and 2008 amounted to $6,465 and $9,669, respectively.

NOTE 6 -

DEFERRED ROYALTIES

On December 2, 2004, the Company issued NetLabs, as advance royalties, options to purchase 760,000 shares of the Company’s common stock at a price of $3.60 per share to vest as follows: 253,000 shares at issuance, 253,000 shares at September 11, 2005 and 254,000 shares at September 11, 2006 for the exclusive rights to the intellectual property related to the patents pending for its “Out-of-Band” authentication technology and firewall solutions, while clarifying that NetLabs still retains ownership.

The fair values for these options were measured at the end of each reporting period and were fixed at each vesting date using the Black-Scholes Option Pricing Model.

As of December 31, 2009 the options to purchase 253,000 shares that vested at issuance are valued (as fixed) at $1,066,395, the options to purchase 253,000 shares that vested at September 11, 2005 are valued (as fixed) at $1,529,132, and the options to purchase the final 254,000 shares (which vested on September 11, 2006) are valued (as fixed) at $264,160. The deferred royalties are being amortized over the term of the original NetLabs Agreement of ten (10) years which will terminate on August 31, 2013.  At December 31, 2009, the total value of the deferred royalties, net of accumulated amortization of $1,716,675, is $1,143,012.  For the years ended December 31, 2009 and 2008, $311,731 and $296,628 of royalties were expensed, respectively.

The following table summarizes the annual amounts of deferred royalties that are amortized to general and administrative expenses over the next four (4) years:

2010	$326,808
2011	326,808
2012	326,808
2013	162,588
Total deferred royalties	$1,143,012
Less current portion	(326,808)
Deferred royalties, net of current portion	$816,204

NOTE 7 -

WEBSITE DEVELOPMENT COST

Website development cost, less accumulated amortization, consisted of the following at December 31, 2009 and 2008:

	December 31
	2009	2008
Website development cost	$22,331	$22,331
Less: accumulated amortization	(22,254)	(20,611)
	$77	$1,720

Amortization expense for the years ended December 31, 2009 and 2008 amounted to $1,851 and $2,968, respectively.

NOTE 8 -

CONVERTIBLE NOTES PAYABLE

Convertible notes payable at December 31, 2009 and 2008 consisted of the following:

	December 31, 2009	December 31, 2008
(1) Convertible note bearing interest at 8% per annum maturing on March 28, 2008, with a conversion price of $9.00 per share. As of December 31, 2009, the Company has not received a response from the note holder regarding a settlement of the note balance.	235,000	235,000
(2) Convertible non-interest bearing note, having a conversion price of $9.00 per share and maturing on June 30, 2006. In January 2007, the Company agreed to make periodic payments in order to repay the note in full by December 31, 2009. The Company is pursuing an extension.	7,000	7,000
(3) Convertible notes bearing interest at 8% per annum with a conversion price of $9.00 per share. In December 2009 the notes were extended to mature on December 31, 2010.	50,000	50,000

(4) Convertible note bearing interest at 8% per annum maturing on July 27, 2008, with a conversion price of $9.00 per share.  In December 2008 the note was extended to June 30, 2009. In January 2009, the note holder combined the note balance and accrued interest owed into a purchase of nine units, each unit consisting of a 10% promissory note of $25,000 for a total of $225,000, maturing January 23, 2012 and 82,000 shares of the Company’s common stock. An additional loan to the Company, in January 2009, of $100,000 by the note holder was included as part of the purchase of the nine units (see Notes 10 and 16).

	-	100,000

(5) Convertible note bearing interest at 8% per annum maturing on March 15, 2008, with a conversion price of $9.00 per share. In July 2008, the Company, the note holder and the Company’s investor group agreed upon a settlement whereby the debt shall be assigned to the investor group by the Company and the investor group shall repay the agreed upon settlement amount to the note holder, in installments, through February 2009. The investor group made payments totaling $45,000 to the note holder from July 2008 to January 2009.  In July 2009, the investor group and the note holder have agreed upon a revised final settlement whereby the investor group shall make a final payment of $14,900 to the note holder. The payment was made in July 2009. The investor group also replaced three outstanding stale checks dated from 2008 for a total amount of $25,000 with an additional July 2009 payment. The remaining note balance of $40,100 plus accrued interest to date was forgiven (see Note 19).

	-	65,000
(6) Convertible note bearing interest at 9% per annum maturing on June 9, 2009, with a conversion price of $1.40 per share. In February 2010 the note was extended to mature on December 9, 2010.	200,000	200,000

(7) Convertible note bearing interest at 9% per annum maturing on September 29, 2009, with a conversion price of $0.80 per share. In October 2009 the note was extended to mature on March 29, 2010.	150,000	150,000

(8) Six units, sold in February 2007 to six individuals, each consisting of an 18% convertible note of $16,667 for a total of $100,000, maturing August 31, 2007, with a conversion price of $0.50 per share and 6,667 bonus shares of the Company’s common stock, per individual, valued at $0.3988, for a total of 40,000 shares of common stock. Six months of prorated interest of $8,729, was due at closing and paid to the note holders. In November 2007 the notes were extended to April 30, 2008. Per the terms of the extensions, the Company repaid 20% of the note balances in November 2007. Of the remaining balances, 20% was due by January 31, 2008 and 60% plus accrued interest was due by April 30, 2008. The payments have been extended by the Company. In conjunction with the November extensions, the note holders shall receive an aggregate total of 20,000 shares of the Company’s common stock per month (“extension shares”) with a value based on the closing market price of the stock on the 18th of each month. In June 2008, the Company paid $9,768 against the six notes. In November 2008, the Company and the six note holders agreed to an amendment to the unit purchase agreements whereby the open note balances, accrued interest and shares of common stock recorded but not yet issued were forgiven and cancelled.  The Company also issued 320,928 warrants with an exercise price of $0.20 per share, expiring December 22, 2012 to five of the note holders. As of December 31, 2009, one note holder has not yet agreed to the final settlement balance and his note balance of $3,512 remains open. For the years ended December 30, 2009 and 2008, the Company expensed $0 and $45,060, respectively, of financing expenses related to the shares issued for the note extensions and settlement (see Note 16).

	3,512	3,512
(9) Convertible note executed in May 2007 bearing interest at 9% per annum with an extended maturity date of November 1, 2009, with a conversion price of $0.35 per share. The Company issued 57,143 warrants with an exercise price of $0.70 per share and an expiration date of May 1, 2009. In October 2009 the note was extended to May 1, 2010.	100,000	100,000
(10) Convertible notes executed in June 2007 bearing interest at 8% per annum maturing on June 29, 2009, with a conversion price of $0.20 per share. The Company issued 100,000 warrants with an exercise price of $0.40 per share and an expiration date of June 29, 2009. In January 2010 the notes were extended to mature on December 29, 2010.	100,000	100,000

(11) Convertible note executed in July 2007 bearing interest at 8% per annum maturing on July 2, 2009, with a conversion price of $0.20 per share. The Company issued 100,000 warrants with an exercise price of $0.40 per share and an expiration date of July 2, 2009. In April 2010 the note was extended to mature on December 29, 2010 and the Company issued 100,000 warrants with an exercise price of $0.015 per share and an expiration date of April 8, 2013 (see Note 21).	100,000	100,000
(12) Convertible notes executed in August 2007 bearing interest at 9% per annum maturing on August 9, 2009, with a conversion price of $0.25 per share. The Company issued 96,000 warrants with an exercise price of $0.40 per share and an expiration date of August 9, 2009. In July 2009 the notes were extended to mature on February 9, 2010. In February 2010, one of the notes, for $20,000, was extended to mature on August 8, 2010. In April 2010, the remaining notes were extended to mature on August 9, 2010.	120,000	120,000
(13) Convertible notes executed in December 2009 bearing interest at 9% per annum maturing on December 1, 2012, with a conversion price of $0.105 per share. The Company issued 200,000 warrants with an exercise price of $0.10 per share and an expiration date of December 1, 2012. For the year ended December 31, 2009, the Company expensed $663 of financing expenses related to the warrants issued for the notes.	50,000	-
	$1,115,512	$1,230,512
Less discount on convertible notes payable	(24,336)	(67,335)
Less current maturities, net of discount	(1,091,176)	(1,163,177)
	$50,000	$-

Interest expense for the convertible notes payable for the years ended December 31, 2009 and 2008 was $95,165 and $123,655, respectively.

NOTE 9 -  CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

Convertible notes payable – related parties at December 31, 2009 and 2008 consisted of the following:

	December 31, 2009	December 31, 2008
(1) Convertible note executed in November 2003 with the VP of Technology bearing interest at the prime rate plus 2% per annum with an extended maturity date of March 31, 2010, and a conversion price of $10.00 per share. The Company issued 500 warrants with an exercise price of $10.00 per share expiring November 10, 2013.	$50,000	$50,000
(2) Convertible note executed in January 2004 with the VP of Technology bearing interest at the prime rate plus 4% per annum with an extended maturity date of March 31, 2010, and a conversion price of $10.00 per share. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	7,500	7,500
(3) Convertible notes executed in February, June, September 2004 and August 2005 with the CEO bearing interest at an amended rate of 8% per annum with an extended maturity date of December 31, 2010, and a conversion price of $10.00 per share. The Company issued 1,800 warrants with an exercise price of $10.00 per share and expiration dates of February 4, 2014, September 7, 2014 and August 16, 2015.	230,000	230,000
(4) Convertible notes executed in August, and September 2005 with a software developer bearing interest at 8% per annum with an extended maturity date of June 30, 2010, and a conversion price of $10.00 per share. The Company issued 150 warrants with an exercise price of $10.00 per share and expiration dates of August 26, 2015 and September 29, 2015.	15,000	15,000

(5) Convertible note executed in September 2005 with a relative of the Chief Financial Officer bearing interest at 8% per annum with an extended maturity date of June 30, 2010, and a conversion price of $10.00 per share. The Company issued 50 warrants with an exercise price of $10.00 per share and an expiration date of December 7, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	5,000	5,000
(6) Convertible note executed in December 2005 with a software developer bearing interest at 8% per annum with an extended maturity date of June 30, 2010, and a conversion price of $10.00 per share. The Company issued 100 warrants with an exercise price of $10.00 per share and an expiration date of December 6, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	10,000	10,000
(7) Convertible notes executed in December 2005 and January 2006 with the Office Manager bearing interest at 8% per annum with an extended maturity date of June 30, 2010, and a conversion price of $10.00 per share. The Company issued 800 warrants with an exercise price of $10.00 per share and expiration dates of December 28, 2015 and January 9, 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	58,755	58,755
(8) Convertible notes executed in January and February 2006 with the CEO bearing interest at an amended rate of 8% per annum with an extended maturity date of December 31, 2010, and a conversion price of $10.00 per share. The Company issued 380 warrants with an exercise price of $10.00 per share and expiration dates of January 18, 2016 and February 28, 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	38,000	38,000
(9) Convertible note executed in March 2006 with a software developer bearing interest at 8% per annum with an extended maturity date of June 30, 2010, and a conversion price of $7.50 per share. The Company issued 50 warrants with an exercise price of $10.00 per share and an expiration date of March 6, 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	5,000	5,000
	$419,255	$419,255

At December 31, 2009 and 2008, accrued interest due for the convertible notes – related parties was $154,225 and $120,948, respectively, and is included in accrued expenses in the accompanying balance sheet. Interest expense for convertible notes payable – related parties for the years ended December 31, 2009 and 2008 was $33,277 and $34,928, respectively.

NOTE 10 -

NOTES PAYABLE

Notes payable at December 31, 2009 and 2008 consisted of the following:

	December 31, 2009	December 31, 2008

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

(2)  Promissory note executed in June 2007, bearing interest at 9% per annum, maturing on December 14, 2007.  In December 2007, the Company repaid $5,000 of the principal to the note holder and the note was extended to January 31, 2008. In January 2009, the note holder executed a forbearance agreement whereby he agreed to forbear his rights under the promissory note until March 31, 2009. Per the terms of the agreement, the Company made a $10,000 payment to the note holder in January 2009 and issued 500,000 shares of restricted common stock, at $0.07 per share, to be held in escrow with the note holder’s attorney. Per the terms of the forbearance agreement, the escrow shares were released to the note holder in April 2009. Effective March 31, 2009, the note holder retains the right to accept shares of the Company’s common stock in lieu of the Company’s indebtedness. In September 2009, the Company issued an additional 300,000 unrestricted shares of its common stock to the note holder in order to provide sufficient shares of common stock to pay off its indebtedness per the terms of the forbearance agreement. From August 2009 to October 2009, the note holder sold a sufficient amount of the Company’s common stock on the open market to satisfy the remaining note balance. For the year ended December 31, 2009, a total of $35,000 in sales of stock was applied to the loan (see Note 16).

	-	45,000
(3) Promissory note executed in January 2008, bearing interest at 8% per annum, with an extended maturity date of December 31, 2009. The Company made a payment of $94,792 to the note holder in December 2008. The remaining note balance was repaid in full in December 2009.	-	5,208
(4) Promissory note executed in January 2008, bearing interest at 18% per annum, maturing on July 31, 2008. In July 2008 the note was extended to December 31, 2008. In December 2008, the note was extended to June 30, 2009. In June 2009, the note was extended to December 31, 2009. The note was repaid in full in December 2009.	-	50,000
(5) Seventy units, sold in 2008, with each unit consisting of a 10% promissory note of $25,000, maturing three years from the execution date and with a 10% discount rate, and 82,000 non-dilutable (for one year) restricted shares of the Company’s common stock, at market price (see Notes 16 and 19)	1,750,000	1,750,000

(6) Promissory note executed in January 2009 for $225,000, bearing interest at 10% per annum, maturing on January 23, 2012. Per the terms of the promissory note, a note holder of a $100,000 convertible note, executed in July 2008, rolled the convertible note balance and accrued interest owed into a purchase of nine units with each unit consisting of a 10% promissory note of $25,000 for a total of $225,000 and 82,000 shares of the Company’s common stock, valued at $0.06, for a total of 738,000 shares of common stock (see Note 16). An additional loan to the Company, in January 2009, of $100,000 by the note holder was included as part of the purchase of the nine units (see Note 8). The shares were issued in February 2009.

	225,000	-

(7) Promissory note executed in March 2009 for $50,000, bearing interest at 10% per annum, maturing on March 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in April 2009. In April 2009, the Company signed an agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company. For the year ended December 31, 2009, sales proceeds of $38,481 were applied to the note balance (see Notes 16 and 19).

	11,519	-

(8) Promissory note executed in April 2009 for $50,000, bearing interest at 10% per annum, maturing on April 10, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in April 2009. In April 2009, the Company signed an agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company. For the year ended December 31, 2009, no sales proceeds were applied to the note balance (see Notes 16 and 19).

	50,000	-
(9) Promissory note executed in May 2009 for $50,000, bearing interest at 10% per annum, maturing on April 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The 100,000 shares were issued in June 2009 (see Note 16).	50,000	-

(10) Promissory note executed in May 2009 for $40,000, bearing interest at 10% per annum, maturing on July 15, 2009. The note will be repaid from the proceeds of a customer order that was invoiced in August 2009. In October 2009, the note holder transferred the promissory note balance and accrued interest owed into a purchase of two units with each unit consisting of a 10% promissory note, maturing on October 20, 2012, of $25,000 for a total of $50,000 and 82,000 shares of the Company’s common stock, valued at market price, for a total of 164,000 shares of common stock, issued in November 2009. An additional loan paid to the Company, in October 2009, of $8,000 by the note holder was included as part of the purchase of the two units (see Note 16).

	50,000	-
(11) Promissory note executed in June 2009 for $25,000, bearing interest at 10% per annum, maturing on June 8, 2012. Per the terms of the promissory note, the note holder purchased one unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in June 2009 (see Note 16).	25,000	-
(12) Promissory note executed in June 2009 for $75,000, bearing interest at 10% per annum, maturing on June 25, 2012. Per the terms of the promissory note, the note holder purchased three units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 150,000 shares of common stock. The shares were issued in August 2009 (see Note 16).	75,000	-
(13) Promissory note executed in July 2009 for $35,000, bearing interest at 10% per annum, maturing on July 14, 2012. Per the terms of the promissory note, the note holder purchased 1.4 units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 70,000 shares of common stock. The shares were issued in August 2009 (see Note 16).	35,000	-

(14) Promissory note executed in August 2009 for $25,000, bearing interest at 10% per annum, maturing on August 18, 2012. Per the terms of the promissory note, the note holder purchased one unit consisting of a 10% promissory note of $25,000 and 75,000 restricted shares of the Company’s common stock, at market price (see Note 16).	25,000	-

(15) Promissory note executed in September 2009 for $50,000, bearing interest at 10% per annum, maturing on September 2, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The April 2009 agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company also applies to this note. For the year ended December 31, 2009, no sales proceeds were applied to the note balance (see Notes 16 and 19).

	50,000	-
(16) Promissory note executed in October 2009, maturing on October 20, 2012. Per the terms of the promissory note, the note holder purchased 3/4 unit with each unit consisting of a 10% promissory note of $25,000 and 133,333 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock (see Note 16).	18,750	-
(17) Promissory note executed in December 2009 for $7,500, bearing interest at 10% per annum, maturing on December 4, 2012. As inducement for making the note, the note holder received 150,000 restricted shares of the Company’s common stock, at market price (see Note 16).	7,500	-
	$2,472,769	$1,950,208
Less current maturities	(100,000)	(200,208)
Less discount on notes payable	(94,905)	-
Total, net of current maturities and discount	$2,277,864	$1,750,000

Interest expense for notes payable for the years ended December 31, 2009 and 2008 was $241,496 and $176,833, respectively.

NOTE 11 -

NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties at December 31, 2009 and 2008 consisted of the following:

	December 31, 2009	December 31, 2008
(1) Promissory notes executed with the CEO bearing interest at an amended rate of 8% per annum with an extended maturity date of December 31, 2010.	$504,000	$504,000
(2) Promissory note executed in May 2006 with the CEO bearing interest at 9% per annum with an extended maturity date of December 31, 2010. The Company issued 20,000 warrants with an exercise price of $1.30 per share and an expiration date of May 25, 2011. The fair value of the warrants issued was $24,300.	100,000	100,000
(3) Promissory note executed in February 2007 with the CEO bearing interest at 8% per annum with an extended maturity date of December 31, 2010. The Company issued 8,800 warrants with an exercise price of $0.50 per share and an expiration date of February 21, 2012. The fair value of the warrants issued was $3,758.	22,000	22,000
(4) Promissory notes executed in February 2008 with the former President bearing interest at 8% per annum with a maturity date of February 28, 2009. Per the terms of a settlement agreement reached with the former President in April 2009, the notes shall be repaid by monthly payments of $7,500 each. An initial payment of $12,500 was paid in April 2009. Per the terms of an amendment to the settlement agreement executed in September 2009, the Company paid an additional $25,000 to its former President for the year ended December 31, 2009 (see Note 19).	32,500	70,000
	$658,500	$696,000

Interest expense for notes payable - related parties for the years ended December 31, 2009 and 2008 was $55,561 and $56,395, respectively.

NOTE 12 -

CAPITAL LEASE PAYABLE

The aggregate minimum remaining lease payments under capital leases consisted of the following at December 31, 2009:

December 31, 2009

Due period ending December 31, 2009	$5,532
Less: amount representing interest	-
Net present value of capital lease obligations	5,532
Current portion of capital lease payable	(5,532)
Capital lease payable, net of current portion	$-

The capital leases listed above relate to property and equipment with a book value of $11,830.

NOTE 13 -

ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2009 and 2008:

	December 31,
	2009	2008
Interest	$892,348	$805,919
Commitment fees	-	32,697
Salaries & payroll taxes	1,174,147	153,146
Other	11,751	747,768
Total Accrued Expenses	$2,078,246	$1,739,530

NOTE 14 -

CONVERTIBLE SECURED NOTES PAYABLE

Convertible secured notes payable consisted of the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Citco Global Custody NV (assigned from YA Global/Highgate)	$542,588	$672,167
YA Global (April 2009 debenture)	277,920	-
Total convertible secured notes payable	$820,508	$672,167

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

Interest expense for the convertible secured notes payable for the years ended December 31, 2009 and 2008 was $15,952 and $51,529, respectively.

In January 2008, the Company executed a Forbearance Agreement with YA Global whereby YA Global and Highgate have agreed to forbear from exercising their rights under the secured convertible debentures through February 27, 2008. The terms of the Forbearance Agreement record the amount due to YA Global and Highgate by the Company to be $1,214,093, which includes principal, interest and the redemption premium. The terms also include a reduction in the YA Global and Highgate Fixed Conversion Price to $0.065. In connection with this Agreement, the Company issued to YA Global 500,000 contingency warrants with an exercise price of $0.15 per share. The warrants are exercisable for a period of five (5) years from date of issuance. The warrants are held in escrow and will only be released to YA Global if the total amount due by the Company was not paid to YA Global by February 29, 2008.

In February 2008, the Forbearance Agreement was amended and extended to May 15, 2008, including the terms of the contingency warrants. Per the terms of the amendment, YA Global and Highgate shall receive an additional 105 days of interest for a total amount of $28,328.84 additional interest. The additional interest plus a security deposit of $171,671.16 were paid to YA Global and Highgate per the terms of a debt assignment agreement executed with an investor group in February 2008, for a total amount paid to YA Global of $200,000 (see Note 19). The security deposit will be applied to the amount due YA Global and Highgate if the remaining balance due is paid in full by May 15, 2008. Otherwise, the security deposit will be applied to YA Global as liquidated damages.

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

Conversions to Common Stock

For the years ended December 31, 2009 and 2008, Citco Global had no conversions.

For the years ended December 31, 2009 and 2008, YA Global had no conversions.

For the years ended December 31, 2009 and 2008, Highgate had no conversions.

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

Investor Group

In January 2008, the Company executed a term sheet with an investor group whereby the group will assist the Company on an ongoing best efforts basis in order for the Company to obtain financing of up to $2,500,000 in the form of up to 100 units, each unit containing a $25,000 promissory note and 62,000 non-dilutable (for one year), restricted shares of the Company’s common stock. The promissory notes shall have a three year term, bearing interest at 10% per annum, with a 10% discount rate. All funds received as a result of the sale of the units shall be held in an escrow account that shall be managed by the investor group’s assigned representative. Upon repayment of the Company’s open secured notes and receipt of a release of indebtedness from YA Global and Highgate, the intellectual property of the Company will be pledged to the note holders in the investor group until such time that the unsecured notes and accrued interest of the investor group are repaid in full. In January 2008, the Company sold 37 units to the investor group for a total of $925,000 in promissory notes with a discount of $92,500. In November 2008, the Company issued 2,294,000 shares of common stock in relation to the units sold. In February 2008, the Company sold 17 units to the investor group for a total of $425,000 in promissory notes with a discount of $42,500. In November 2008, the Company issued 1,054,000 shares of common stock in relation to the units sold. In March 2008, the Company sold 4 units to the investor group for a total of $100,000 in promissory notes with a discount of $10,000. In November 2008, the Company issued 248,000 shares of common stock in relation to the units sold. In April 2008, the Company sold 1 unit to the investor group for a total of $25,000 in promissory notes with a discount of $2,500. In November 2008, the Company issued 62,000 shares of common stock in relation to the unit sold. In May 2008, the Company executed an amendment to the term sheet whereby the number of restricted and non-dilutable shares of the Company’s common stock to be issued per unit sold was increased from 62,000 shares to 82,000 shares. The increase was applied retroactively to those investors who purchased units as of the date of the amendment. In November 2008, in accordance with the amendment, the Company issued 1,180,000 shares of the Company’s common stock, valued at $0.02 per share, and computed as 20,000 shares multiplied by 59 units to reflect the retroactive increase in the shares to be issued to the investors who purchased units as of the date of the amendment. In July 2008, the Company sold 1 unit to the investor group for a total of $25,000 in promissory notes with a discount of $2,500. In November 2008, the Company issued 82,000 shares of common stock in relation to the unit sold. In August 2008, the Company sold 6 units to the investor group for a total of $150,000 in promissory notes with a discount of $15,000. In November 2008, the Company issued 492,000 shares of common stock in relation to the units sold. In September 2008, the Company sold 2 units to the investor group for a total of $50,000 in promissory notes with a discount of $5,000. In November 2008, the Company issued 164,000 shares of common stock in relation to the units sold. In December 2008, the Company sold 2 units to the investor group for a total of $50,000 in promissory notes, with no discount, and the Company issued 164,000 shares of common stock in relation to the units sold (see Notes 10 and 16). The investor group advanced funds totaling $50,000 in February 2008, $280,000 in March 2008, $74,070 in April 2008, $80,000 in May 2008, $95,000 in June 2008, $125,000 in July 2008, $71,000 in August 2008, $77,000 in September 2008, $73,000 in October 2008, $86,000 in November 2008, $118,000 in December 2008, $15,000 in January 2009, $25,000 in February 2009, $7,000 in August 2009 and $8,845 in December 2009, respectively, to the Company. The December 2009 advances depleted the funds and the respective investor group bank accounts were closed. The funds that were being held in escrow were classified as restricted cash on the Company’s balance sheets.

In February 2008, the Company executed a Debt Assignment and Security Designation Agreement with the investor group whereby the Company has assigned the debt owed as convertible secured notes payable to YA Global and Highgate to the investor group. The investor group paid a total of $200,000 to YA Global and Highgate in February 2008 for additional interest and the security deposit owed in relation to the extended and amended forbearance agreement the Company and YA Global executed in February 2008 and $75,000 in May 2008 for additional interest, partial accrued interest and an extension fee owed in relation to the new forbearance agreement the Company and YA Global executed in May 2008. The YA Global and Highgate secured notes were subsequently assigned to Citco Global in April 2009 (see Note 14).

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

In July 2008, the Company and a note holder agreed upon a settlement whereby a convertible promissory note in the amount of $100,000 shall be assigned to the investor group by the Company and the investor group shall repay the agreed upon settlement amount of $45,000 to the note holder, in installments, through February 2009. The investor group made payments of $10,000 in July 2008, $5,000 in September 2008, $15,000 in October 2008, $5,000 in December 2008 and $10,000 in January 2009 to the note holder. In July 2009, the investor group and the note holder have agreed upon a revised final settlement whereby the investor group shall make a final payment of $14,900 to the note holder. The payment was made in July 2009. The investor group also replaced three outstanding stale checks dated from 2008 for a total amount of $25,000 with an additional July 2009 payment. The remaining note balance of $40,100 plus accrued interest to date was forgiven (see Note 8).

In September 2008, the Company executed an Assignment and Settlement Agreement with a trade vendor whereby the Company has assigned the debt owed to the vendor, in the amount of $21,400, to the investor group.  Per the terms of the Settlement Agreement, the investor group remitted $5,000 to the vendor as full settlement of its indebtedness to the vendor.

In November 2008, the investor group paid a retainer of $18,000 to a marketing firm in relation to a consulting agreement the Company executed with the firm in November 2008 (see Note 19 above).

In December 2008, the investor group paid a fee of $17,500 to a marketing firm in relation to a consulting agreement the Company executed with the firm in November 2008 (see Note 19 above).

In December 2009, the Company executed an Indemnity Agreement with the investor group whereby the investor group and its managing agent shall be indemnified from any future judgments, claims and related expenses filed against the Company.

Issuance of Stock for Services

In August 2005, the Company entered into a retainer agreement with an attorney, whereas the attorney will act as  house counsel for the Company with respect to all general corporate matters.  The agreement is at will and required a payment of 1,000 shares of common stock, valued at $9.00 per share, due upon execution.  The certificate for the 1,000 shares of common stock was issued in October 2005. Commencing on September 1, 2005, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market.  For the years ended December 31, 2009 and 2008, the Company issued 30,000 shares of common stock, valued at $1,650, and 10,500 shares of common stock, valued at $1,360, respectively, all of which has been expensed as legal fees, related to the agreement. In January 2010, the Company terminated the agreement as of December 28, 2009.

In December 2007, the Company executed a consulting agreement with a financial advisor whereby the consultant will provide introduction of potential investors to the Company. As compensation for the services, the consultant shall receive a monthly fee in the amount of $5,000. The agreement can be terminated by either party by providing the other party with thirty days advance written notice. The consultant received 500,000 shares of the Company’s common stock, valued at $0.065 per share. The shares are restricted and have piggyback registration rights upon the next registration statement filed by the Company. In April 2009, the Company executed a consulting agreement with the financial advisor whereby the consultant will provide introduction of potential investors to the Company. The agreement replaces the December 2007 agreement executed with the consultant. As compensation for the services, the consultant shall receive a monthly fee in the amount of $7,000. The consultant shall defer payment until the Company achieves monthly net income before taxes of $20,000. The agreement can be terminated by either party by providing the other party with thirty days advance written notice. In April 2009, the Company and the financial advisor executed an amendment to the consulting agreement whereby the consultant will receive additional compensation for the services of 400,000 shares of the Company’s common stock, valued at $0.05 per share. The shares shall be issued in increments of 33,333 shares per month over a twelve month period. In August 2009, the Company and the financial advisor executed an amendment to the consulting agreement whereby the issuance of the remaining shares owed to the consultant relating to the agreement were accelerated for immediate issuance (see Note 19). For the year ended December 31, 2009, the Company issued 400,000 shares of common stock, valued at $13,600, all of which has been expensed as consulting fees, related to the agreement. In January 2010, the Company terminated the agreement as of October 31, 2009.

In November 2009, the Company executed a website development agreement with a consultant whereby the consultant will provide website design and development services to the Company. As compensation for the services, the consultant received a deposit fee of $3,750 and shall receive additional milestone fees in the total amount of $3,750. As additional compensation, the consultant received 46,875 shares of the Company’s common stock, valued at $0.08 per share. Upon project completion, the consultant shall receive an additional 46,875 shares of the Company’s common stock. For the year ended December 31, 2009, the Company recorded $7,500 as prepaid expenses relating to the deposit paid and the shares issued (see Note 19).

In December 2009, the Company issued 100,000 shares of its common stock, valued at $0.05 per share, to a distributor as additional compensation for services rendered. For the year ended December 31, 2009, the Company expensed $5,000 as consulting fees, related to the shares issued.

In December 2009, the Company entered into a retainer agreement with an attorney, whereas the attorney will act as house counsel for the Company with respect to all general corporate matters.  The agreement is at will and required a payment of 100,000 shares of common stock, valued at $0.05 per share, due upon execution. Commencing on January 1, 2010, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market.  For the year ended December 31, 2009, the Company issued 100,000 shares of common stock, valued at $5,000, all of which has been expensed as legal fees, related to the agreement (see Note 19). In March 2010, the Company issued 7,500 shares of common stock for legal fees, related to the agreement, for the first quarter of 2010.

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

In accordance with a term sheet executed with an investment firm in January 2008, the Company sold 70 units to twenty-seven investors between January and December 2008. In 2008, the Company issued 5,740,000 shares of common stock, valued at $0.011 to $0.08 per share, issuable to the investors per the terms of the agreement (see Notes 10 and 19). All of the shares are non-dilutable and have Rule 144 piggyback registration rights.  For the years ended December 31, 2009 and 2008, the Company expensed $0 and $140,849, respectively, of financing expenses related to the shares.

In December 2008, the Company issued 290,695 shares of common stock, valued at $0.095 per share, issuable to five note holders and the placement agent per an amendment, executed in November 2008, to the February 2007 unit purchase agreements. Per the amendment, the shares of common stock recorded but not yet issued were forgiven and cancelled. The 240,000 shares of common stock recorded from December 2007 through September 2008 were cancelled in December 2008 and $46,800 in financing expense was reversed. For the years ended December 31, 2009 and 2008, the Company expensed $0 and $27,616, respectively, of financing expenses related to the shares issued for the note extensions and settlement (see Note 8).

In December 2008, the Company cancelled 60,000 shares of common stock, recorded but not yet issued, issuable to a note holder and the placement agent per an amendment, executed in November 2008, to the April 2007 unit purchase agreement. Per the amendment, the shares of common stock recorded but not yet issued were forgiven and cancelled. The 60,000 shares of common stock recorded from December 2007 through September 2008 were cancelled in December 2008 and $11,700 in financing expense was reversed. For the years ended December 31, 2009 and 2008, the Company expensed $0 and $0, respectively, of financing expenses related to the shares issued for the note extensions.

In December 2008, the Company issued 59,384 shares of common stock, valued at $0.095 per share, issuable to two remaining note holders per an amendment, executed in November 2008, to the July 2006 unit purchase agreements. Per the amendment, the shares of common stock recorded but not yet issued were forgiven and cancelled. The 19,618 shares of common stock recorded from December 2007 through September 2008 were cancelled in December 2008 and $3,836 in financing expense was reversed. For the years ended December 31, 2009 and 2008, the Company expensed $0 and $5,641, respectively, of financing expenses related to the shares issued for the note extensions and settlement.

In January 2009, the Company executed a forbearance agreement with a note holder whereby the note holder agreed to forebear his rights under the promissory note until March 31, 2009. Per the terms of the agreement, the Company made a $10,000 payment to the note holder in January 2009 and issued 500,000 shares of restricted common stock, at $0.07 per share, to the note holder to be held in escrow with the note holder’s attorney. Per the terms of the forbearance agreement, the escrow shares were released to the note holder in April 2009. The note holder retains the right to accept shares of the Company’s common stock in lieu of the Company’s indebtedness. In September 2009, the Company issued an additional 300,000 shares of unrestricted common stock to the note holder in order to provide sufficient shares of common stock to pay off its indebtedness per the terms of the forbearance agreement (see Note 10). For the years ended December 31, 2009 and 2008, the Company expensed $74,700 and $0, respectively, of financing expenses related to the shares.

In January 2009, the Company executed a promissory note for $225,000, bearing interest at 10% per annum, maturing on January 23, 2012. Per the terms of the promissory note, the note holder of a $100,000 convertible note, executed in July 2008, rolled the convertible note balance and accrued interest owed into a purchase of nine units with each unit consisting of a 10% promissory note of $25,000 for a total of $225,000 and 82,000 shares of the Company’s common stock, valued at $0.06, for a total of 738,000 shares of common stock. An additional loan to the Company, in January 2009, of $100,000 by the note holder was included as part of the purchase of the nine units (see Notes 8 and 10). The shares were issued in February 2009. For the years ended December 31, 2009 and 2008, the Company expensed $16,605 and $0, respectively, of financing expenses related to the shares.

In March 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on March 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The shares were issued in April 2009. For the years ended December 31, 2009 and 2008, the Company expensed $833 and $0, respectively, of financing expenses related to the shares (see Notes 10 and 19).

In April 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on April 10, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The shares were issued in April 2009. For the years ended December 31, 2009 and 2008, the Company expensed $833 and $0, respectively, of financing expenses related to the shares (see Notes 10 and 19).

In May 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on May 27, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The shares were issued in May 2009. For the years ended December 31, 2009 and 2008, the Company expensed $333 and $0, respectively, of financing expenses related to the shares (see Note 10).

In June 2009, the Company executed a promissory note for $25,000, bearing interest at 10% per annum, maturing on June 8, 2012. Per the terms of the promissory note, the note holder purchased one unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in June 2009. For the years ended December 31, 2009 and 2008, the Company expensed $167 and $0, respectively, of financing expenses related to the shares (see Note 10).

In June 2009, the Company executed a promissory note for $75,000, bearing interest at 10% per annum, maturing on June 12, 2012. Per the terms of the promissory note, the note holder purchased three units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 150,000 shares of common stock. The shares were issued in August 2009. For the years ended December 31, 2009 and 2008, the Company expensed $333 and $0, respectively, of financing expenses related to the shares (see Note 10).

In July 2009, the Company executed a promissory note for $35,000, bearing interest at 10% per annum, maturing on July 14, 2012. Per the terms of the promissory note, the note holder purchased 1.4 units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 70,000 shares of common stock. The shares were issued in August 2009. For the years ended December 31, 2009 and 2008, the Company expensed $156 and $0, respectively, of financing expenses related to the shares (see Note 10).

In August 2009, the Company transferred the July 2009 assignment of $12,000 to an alternate accounts receivable invoice in the amount of $25,000 dated August 2009 and issued a new assignment to an unrelated party. As consideration for executing the July 2009 assignment, the Company paid an assignment fee of $250 to the assignee. As consideration for executing the August 2009 assignment, the Company issued 100,000 shares of restricted common stock, valued at $0.022 per share, to a relative of the assignee. The August 2009 assignment of $25,000 was repaid to the assignee in September 2009. For the years ended December 31, 2009 and 2008, the Company expensed $2,200 and $0, respectively, of financing expenses related to the shares.

In August 2009, the Company executed a promissory note for $25,000, bearing interest at 10% per annum, maturing on August 18, 2012. Per the terms of the promissory note, the note holder purchased one unit consisting of a 10% promissory note of $25,000 and 75,000 restricted shares of the Company’s common stock, at market price. The shares were issued in August 2009. For the years ended December 31, 2009 and 2008, the Company expensed $167 and $0, respectively, of financing expenses related to the shares (see Note 10).

In September 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on September 2, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The shares were issued in September 2009. For the years ended December 31, 2009 and 2008, the Company expensed $153 and $0, respectively, of financing expenses related to the shares (see Notes 10 and 19).

In September 2009, the Company assigned a September 2009 accounts receivable invoice in the amount of $25,000 to an unrelated party. As consideration for executing the assignment, the Company issued 100,000 shares of restricted common stock, valued at $0.099 per share, to a relative of the assignee. For the years ended December 31, 2009 and 2008, the Company expensed $9,900 and $0, respectively, of financing expenses related to the shares (see Note 10).

In September 2009, the Company executed a non-interest bearing promissory note for $60,000, maturing on December 31, 2009. As consideration for executing the note, the Company issued 250,000 shares of restricted common stock, valued at $0.099 per share, to the note holder. For the years ended December 31, 2009 and 2008, the Company expensed $6,188 and $0, respectively, of financing expenses related to the shares (see Note 10).

In October 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on October 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 82,000 restricted shares of the Company’s common stock, valued at $0.10 per share, for a total of 164,000 shares of common stock. The shares were issued in November 2009. For the years ended December 31, 2009 and 2008, the Company expensed $8,200 and $0, respectively, of financing expenses related to the shares (see Note 10).

In October 2009, the Company executed a promissory note for $18,750, bearing interest at 10% per annum, maturing on October 27, 2012. Per the terms of the promissory note, the note holder purchased three/fourths of one unit with each unit consisting of a 10% promissory note of $25,000 and 133,333 restricted shares of the Company’s common stock, valued at $0.10 per share, for a total of 100,000 shares of common stock. For the years ended December 31, 2009 and 2008, the Company expensed $5,000 and $0, respectively, of financing expenses related to the shares (see Note 10).

In December 2009, the Company executed a promissory note for $7,500, bearing interest at 10% per annum, maturing on December 4, 2012. As consideration for executing the note, the Company issued 150,000 shares of restricted common stock, valued at $0.10 per share, to the note holder. For the years ended December 31, 2009 and 2008, the Company expensed $3,750 and $0, respectively, of financing expenses related to the shares (see Note 10).

Sale of Shares of Common Stock

In October 2009, the Company sold to an individual certain units which contained common stock and warrants. The Company issued 1,000,000 shares of its common stock at $0.08 per share, in November 2009, and 500,000 warrants with an exercise price of $0.05 per share, all of which are exercisable for a period of three years from the date of issuance.

In November 2009, the Company sold to an individual certain units which contained common stock. The Company issued 250,000 shares of its common stock at $0.10 per share.

In November 2009, the Company sold to an individual certain units which contained common stock. The Company issued 2,000,000 shares of its common stock at $0.10 per share in December 2009.

Issuance of Warrants for Financing and Services

In connection with convertible notes, promissory notes, note settlements and consulting agreements executed between August 2003 and December 2008, the Company issued (i) warrants for 1,892,517 shares to note holders and (ii) warrants for 175,950 shares to consultants, all of which have been earned upon issuance. The fair value of these warrants granted, estimated on the date of grant, was $878,665, which has been recorded as additional paid-in capital, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected warrant life (year)	2.00 to 10.00
Expected volatility	60% to 400%
Risk-free interest rate	1.14% to 5.16%
Dividend yield	0.00%

The table below summarizes the Company’s warrants activity through December 31, 2009:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance Contractual Term	Intrinsic Value (in thousands)

Balance, January 1, 2008	953,360	$0.10 - $ 10.00	$1.086	$770,635	$ ---
Granted	415,107	$0.20 - $ 0.25	$0.202	$44,320	$ ---
Cancelled	-	$ - $ -	$-	$-	$ ---
Balance, December 31, 2008	1,368,467	$0.10 - $ 10.00	$0.818	$814,955	$ ---
Granted	700,000	$0.10 - $ 0.12	$0.114	$63,710	$ ---
Balance, December 31, 2009	2,068,467	$0.10 - $ 10.00	$0.580	$878,665	$ ---
Earned and Exercisable, December 31, 2009	2,068,467		$0.580	$878,665	$ ---

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2009:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$10.00	8,050	5.00	$10.000	8,050	$10.000
$1.00 - $5.50	281,417	2.00	2.444	281,417	2.444
$0.10 - $0.80	1,779,000	2.00	0.242	1,779,000	0.242

	2,068,467	3.00	$0.580	2,068,467	$0.580

NOTE 17 -

STOCK BASED COMPENSATION

In September 2004, the stockholders approved the Equity Incentive Plan for its employees (“Incentive Plan”), effective April 1, 2004. Of the total authorized for issuance at December 31, 2009, 94,472,703 shares were available for future issuance.

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

Option shares totaling 142,500 vest equally over a three year period beginning one-year from the date of grant, option shares totaling 200,000 vest in one-third increments of six months each over an eighteen month period from the date of grant, option shares totaling 1,084,797 vest over a one-year period from the date of grant and option shares totaling 4,100,000 vested upon issuance.

The table below summarizes the Company’s Incentive Plan stock option activity through December 31, 2009:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Average Remaining (in years) Contractual Term	Intrinsic Value (in thousands)

Balance, January 1, 2008	2,539,088	$0.08 - $ 10.00	$1.050		$ ---
Granted	-	$ - - $ -	$-		$ ---
Cancelled	1,111,791	$0.15 - $ 10.00	$1.823		$ ---
Balance, December 31, 2008	1,427,297	$0.08 - $ 10.00	$0.448		$ ---
Granted	4,100,000	$0.08	$0.080		$ ---
Balance, December 31, 2009	5,527,297	$0.08 - $ 10.00	$0.175		$ ---
Vested and Exercisable, December 31, 2009	5,527,297		$0.175		$ ---

As of December 31, 2009, an aggregate of 5,527,297 options were outstanding under the incentive plan.  The exercise price for 37,500 options is $10.00, for 105,000 options is $1.00, for 9,231 is $0.375, for 15,705 is $0.24, for 16,388 options is $0.23, for 325,577 options is $0.20, for 171,131 options is $0.17, for 259,743 options is $0.15 and 4,587,022 options is $0.08. As of December 31, 2008, an aggregate of 1,427,297 options were outstanding under the incentive plan.  The exercise price for 37,500 options is $10.00, for 105,000 options is $1.00, for 9,231 is $0.375, for 15,705 is $0.24, for 16,388 options is $0.23, for 325,577 options is $0.20, for 171,131 options is $0.17, for 259,743 options is $0.15 and 487,022 options is $0.08. At December 31, 2009, there were 5,527,297 vested incentive plan stock options outstanding of which 4,587,022 options are exercisable at $0.08, 259,743 options are exercisable at $0.15, 171,131 options are exercisable at $0.17, 325,577 options are exercisable at $0.20, 16,388 options are exercisable at $0.23, 15,705 options are exercisable at $0.24, 9,231 options are exercisable at $0.375, 105,000 options are exercisable at $1.00 and 37,500 options are exercisable at $10.00.

As of December 31, 2009, there was no unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 12 months.

The following table summarizes information concerning outstanding and exercisable Incentive Plan options as of December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$10.000	37,500	6.00	$10.000	37,500	$10.000
$1.000	105,000	8.00	1.000	105,000	1.000
$0.080 - $0.375	5,384,797	9.00	0.095	5,384,797	0.095

	5,527,297	7.67	$0.175	5,527,297	$0.175

Non-Incentive Plan Stock Option Grants

Since December 31, 2005, the Company has outstanding an aggregate of 761,889 non-plan, non-qualified options for non-employees with 760,000 exercisable at $3.60 and 1,889 exercisable at $9.00 yielding a weighted average exercise price of $3.613 and no outstanding incentive options outside of the Plan.

NOTE 18 -

INCOME TAXES

As of December 31, 2009, the Company had deferred tax assets of approximately $4,070,000, resulting from certain temporary and permanent differences and net operating loss (“NOL”) carry-forwards of approximately $11,973,000, which are available to offset future taxable income, if any, through 2029.  As utilization of the net operating loss carry-forwards and temporary difference is not considered more likely than not and accordingly, the deferred tax asset has been fully offset by a valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $196,000 and $232,000 for the years ended December 31, 2009 and 2008, respectively.

  Components of deferred tax assets as of December 31, 2009 and 2008 are as follows:

	December 31
	2009	2008
Net deferred tax assets – Non-current:
Expected Federal income tax benefit from NOL carry-forwards	$4,070,000	$3,874,000
Less valuation allowance	(4,070,000)	(3,874,000)
Deferred tax assets, net of valuation allowance	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate
Federal income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%

NOTE 19 -

COMMITMENTS AND CONTINGENCIES

Payroll Taxes

As of December 31, 2009, the Company owes $53,481 of payroll taxes, of which approximately $45,000 are delinquent from the year ended December 31, 2003. The Company has also recorded $32,462 of related estimated penalties and interest on the delinquent payroll taxes.  Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available.

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

Consulting Agreements

In November 2008, the Company executed a consulting agreement with a marketing firm whereby the firm shall provide the Company with a marketing and advertising strategy and also design the Company’s new web site and improve its internet presence. In November 2008, the Company’s investor group paid a retainer of $18,000 to the firm. In December 2008, the Company’s investor group paid the agreement Phase 1 fee of $17,500 to the firm (see Note 19 below). Phase 2 of the agreement is in progress and, upon its completion, the fee shall be $12,900. If the Company elects to proceed with the marketing firm once Phase 2 is completed, the monthly fee shall be $8,000. The Company has also agreed to pay a Success Fee to the firm in the amount of 5% of gross sales generated above the first $100,000 of gross sales of the Company’s GuardedID® product between November 2008 and December 2009. Either party may terminate the agreement by providing sixty days written notice to the other party.

In November 2009, the Company executed a website redesign and development agreement with a design firm whereby the firm shall design the Company’s new web site and improve its internet presence. As compensation for the services, the consultant received a deposit fee of $3,750 and shall receive additional milestone fees in the total amount of $3,750. As additional compensation, the consultant received 46,875 shares of the Company’s common stock, valued at $0.10 per share. Upon project completion, the consultant shall receive an additional 46,875 shares of the Company’s common stock (see Note 16).

In December 2009, the Company entered into a retainer agreement with an attorney, whereas the attorney will act as house counsel for the Company with respect to all general corporate matters.  The agreement is at will and required a payment of 100,000 shares of common stock, valued at $0.05 per share, due upon execution. Commencing on January 1, 2010, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market (see Note 16).

Term Sheet

In November 2009, the Company executed a term sheet with a venture capital firm whereby the firm shall potentially fund the Company in an amount up to $3,500,000. As of December 31, 2009, the firm was undertaking the due diligence process relating to the term sheet.  In December 2009, the Company paid a one-time good faith expense deposit of $15,000 to the firm.

Settlement Agreement

In April 2009, the Company executed a settlement agreement with its former President whereby the Company has agreed to make monthly payments of $7,500, beginning in June 2009, in order to repay promissory notes, accrued interest, deferred payroll and expenses in the amount of $139,575 owed to its former President. The Company paid an initial installment payment of $12,500 to its former President in April 2009. The company paid an installment payment of $7,500 to its former President in September 2009. In September 2009, the Company executed an amendment to the settlement agreement whereby the payment terms and amount were revised. Effective September 2009, the Company shall make a $2,500 payment to its former President per Company payroll period. In the event the Company does not process a full payroll, the Company shall pay a proportionate percentage of the payment owed equal to the percentage of the total Company net payroll amount paid. For the year ended December 31, 2009, the Company paid $37,500 to its former President per the terms of the agreement and amendment. All of the payments made in accordance with the agreement and subsequent amendment were applied to the February 2008 promissory note balance owed to the Company’s former President (see Note 11).

Loan Repayment Agreement

In April 2009, the Company signed an agreement whereby two promissory notes executed with an unrelated company shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company. In September 2009, the Company executed an additional promissory note with the unrelated company that is included in the loan repayment agreement. For the year ended December 31, 2009, sales proceeds of $38,481 were applied to the balance of the notes (see Notes 10 and 16).

Due to Factor

In March 2007, the Company entered into a sale and subordination agreement with a factoring firm whereby the Company sold its rights to two invoices, from February 2007 and March 2007, totaling $470,200 to the factor.  Upon signing the agreement and providing the required disclosures, the factor remitted 65%, or $144,440, of the February 2007 invoice and a certain percentage of $53,010 of the March 2007 invoice to the Company.  The Company paid a $500 credit review fee to the factor relating to the agreement.  Per the terms of the agreement, once the Company’s client remits the invoice amount to the factor, the factor deducts a discount fee from the remaining balance of the factored invoices and forwards the net proceeds to the Company.  The discount fee is computed as a percentage of the face amount of the invoice as follows: 2.25% fee for invoices paid within 30 days of the down payment date with an additional 1.125% for each 15 day period thereafter. In September 2007, the February 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In December 2007, the March 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In February 2008, the Company and the factor have agreed to a total settlement amount of $75,000 to be paid by the Company to the factor in September 2008 unless both parties mutually agree to extend the due date. In September 2008, the Company and the factor reached a verbal agreement to extend the due date to December 31, 2008. The Company is pursuing an extension. As of December 31, 2009, the balance due to the factor by the Company was $209,192 including interest.

NOTE 20 -

CONCENTRATION OF CREDIT RISK

Customers and Credit Concentrations

Revenue concentrations for the years ended December 31, 2009 and 2008 and the receivables concentrations at December 31, 2009 and 2008 are as follows:

	Net Sales for the Years Ended		Accounts receivable at
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Customer A	19.9%	-%	-%	-%
Customer B	19.6%	33.0%	31.5%	20.7%
Customer C	12.3%	-%	2.0%	-%
Customer D	12.1%	7.0%	-%	-%
Customer E	8.3%	16.5%	25.1%	11.7%

	72.2%	56.5%	58.6%	32.4%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

NOTE 21 -

SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through May 4, 2010, the date when the financial statements were issued.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Convertible Note Payable

In March 2010, the Company executed a loan agreement and convertible promissory note with an unrelated party for $250,000, bearing interest at 8% per annum, maturing on March 31, 2015. If the loan is funded in full within 180 days of execution, then the note holder may lend up to an additional $500,000 to the Company. In April 2010, the Company received the first tranche of $30,000 from the note holder.

Notes Payable

In April 2010, the Company executed a promissory note with an unrelated individual in the amount of $80,000. The note bears interest at 10% per annum with principal due July 23, 2010. In connection with the promissory note, the Company issued to the individual 500,000 shares of restricted common stock, valued at $0.02 per share.

Notes Payable – Related Parties

Promissory note executed in March 2010 with the CEO for $50,000, bearing interest at 10% per annum, maturing on April 30, 2010. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares, which were issued in March 2010.

Conversions to Common Stock

In March 2010, YA Global converted $10,000.00 of the April 23, 2009 debenture into 390,625 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion price was $0.0256 per share.

Settlement of trade accounts payable of $141,000 for 60,000,000 unrestricted shares of its common stock

In March 2010, the Company reached a settlement with a vendor, whereby the vendor accepted (i) 60,000,000 unrestricted shares of its common stock valued at $0.001 per share or $60,000 in aggregate, and (ii) forgiveness of debt of $81,000. Pursuant to the settlement, in March 2010, the Company issued 14,500,000 unrestricted shares of its common stock.

Stock Based Compensation

In March 2010, the Company issued stock options to purchase 2,000,012 shares of common stock to ten employees. The options were issued in accordance with the Company’s 2004 Equity Incentive Plan. The options are exercisable at $0.02 per share and expire in March 2013. The shares vest after a three month period.

Issuance of Warrants for Financing

In April 2010 the Company issued 100,000 warrants with an exercise price of $0.015 per share and an expiration date of April 8, 2013 to a note holder as consideration for executing a convertible promissory note extension (see Note 8).

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

ITEM 9A. CONTROLS AND PROCEDURES

Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Management’s Annual Report on Internal Control over Financial Reporting

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS.

The following sets forth the executive officers and/or Directors of the Company, their ages, and all offices and positions with the Company.

Name	Age	Position
Mark L. Kay	61	Chief Executive Officer and Chairman of the Board of Directors
Mark Corrao	52	Chief Financial Officer and Director
Ramarao Pemmaraju	49	Chief Technical Officer and Director
Robert Denn	52	Director
George Waller	52	Executive Vice President and Head of Marketing and Director

All of our directors serve until their successors are elected and qualified by our shareholders, or until their earlier death, retirement, resignation or removal. Officers are appointed by the Board of Directors and their terms of office are, except to the extent governed by the Citco Global Custody NV and YA Global Investments, LP agreements, at the direction of the Board of Directors. The following is a brief description of the business experience of our executive officers who are also the Directors and significant employees:

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

Robert Denn, Director

Mr. Denn joined StrikeForce as President in December 2002. In December 2008, the Board of Directors eliminated the position of President. As a result, Robert Denn is no longer an officer or employee of the Company, but he remains on the Board of Directors. A former registered representative of Essex Securities, Mr. Denn was a co-founder of Netlabs.com, Inc., a company formed to develop security software products, in May 1999. In February 2001, Mr. Denn left the retail securities industry and joined NetLabs.com as its President. The intellectual property asset rights of Netlabs.com were subsequently acquired by StrikeForce in December 2002. In addition, Mr. Denn has over twenty years of sales and management experience in the financial services industry inclusive of such prestigious firms as Citibank, Fleet and Bank of New York. Mr. Denn has a B.A. in Business Administration from William Paterson University.

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

During fiscal 2009, our Board of Directors met twelve times. The Board of Directors also uses resolutions in writing to deal with certain matters and, during fiscal 2009, twenty-eight written resolutions were signed by a majority of the Directors.

The Company encourages all Directors to attend the Annual Meeting of stockholders, either in person or by telephone.  The Company’s last Annual Meeting of Stockholders was held in August 2008.

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

StrikeForce Technologies, Inc.

1090 King George’s Post Road

Suite #603

Edison, NJ 08837

Attn: Mark L. Kay, Chairman

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of StrikeForce during the year ended December 31, 2009, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during 2009. The foregoing persons are collectively referred to in this Form 10-K as the “Named Executive Officers.” Compensation information is shown for the year ended December 31, 2009:

Name/ Principal Position	Year			Stock	Incentive Plan Option		Securities Underlying	Nonqualified Deferred Compensation		All Other
		Salary	Bonus	Awards	Awards		Options/SARs	Earnings		Compensation	Total
		($)	($)	($)	($)		($)	($)		($)	($)
Mark L. Kay
Chief Executive Officer	2009	17,100	—	—	39,750	[1]	—	80,900	[2]	—	(299,538)

Mark Corrao	2009	17,434	—	—	39,750	[1]	—	80,566	[2]	—	48,652
Chief Financial Officer

George Waller	2009	15,077	—	—	39,750	[1]	—	82,923	[2]	—	46,713
Executive Vice President

Ramarao Pemmaraju	2009	16,910	—	—	39,750	[1]	—	81,090	[2]	—	48,652
Chief Technical Officer

There are no employment agreements between StrikeForce and any executive officer or director.

(1)	Fair value of Incentive Plan options issued to executive officers by the Company in 2009.

(2)	Nonqualified deferred compensation earnings to executive officers have been accrued for 2009 as a result of missed salaries due to cash flow constraints.

Outstanding Option Awards at Year End

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested, and equity-incentive plan awards outstanding at December 31, 2009, for each Named Executive Officer and/or Director.

Outstanding Equity Awards At Fiscal Year-End Table
	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mark L. Kay	9,231 15,705	- -	- -	$ $	0.375 0.240	03/02/17 03/16/17	- -	- -	- -	- -
	16,388	-	-		$0.230	04/27/17	-	-	-	-
	16,346	-	-		$0.200	05/25/17	-	-	-	-
	25,128	-	-		$0.150	06/08/17	-	-	-	-
	18,643	-	-		$0.170	06/22/17	-	-	-	-
	47,115	-	-		$0.080	11/23/17	-	-	-	-
	25,000	-	-		$0.200	12/12/17	-	-	-	-
	500,000	-	-		$0.080	11/23/12	-	-	-	-
Robert Denn	16,346 25,128	- -	- -	$ $	0.200 0.150	05/25/17 06/08/17	- -	- -	- -	- -
	18,643	-	-		$0.170	06/22/17	-	-	-	-
	47,115	-	-		$0.080	11/23/17	-	-	-	-
	25,000	-	-		$0.200	12/12/17	-	-	-	-
Mark Corrao	16,346 25,128	- -	- -	$ $	0.200 0.150	05/25/17 06/08/17	- -	- -	- -	- -
	18,643	-	-		$0.170	06/22/17	-	-	-	-
	47,115	-	-		$0.080	11/23/17	-	-	-	-
	25,000	-	-		$0.200	12/12/17	-	-	-	-
	500,000	-	-		$0.080	11/23/12	-	-	-	-
George Waller	25,128 18,643	- -	- -	$ $	0.150 0.170	06/08/17 06/22/17	- -	- -	- -	- -
	47,115	-	-		$0.080	11/23/17	-	-	-	-
	25,000	-	-		$0.200	12/12/17	-	-	-	-
	500,000	-	-		$0.080	11/23/12	-	-	-	-
Ramarao Pemmaraju	16,346 25,128	- -	- -	$ $	0.200 0.150	05/25/17 06/08/17	- -	- -	- -	- -
	18,643	-	-		$0.170	06/22/17	-	-	-	-
	47,115	-	-		$0.080	11/23/17	-	-	-	-
	25,000	-	-		$0.200	12/12/17	-	-	-	-
	500,000	-	-		$0.080	11/23/12	-	-	-	-

Option Exercises And Stock Vested Table

None.

Pension Benefits Table

None.

Nonqualified Deferred Compensation Table

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)

Mark L. Kay	-	-	80,900	-	82,169

Mark Corrao	-	-	80,566	-	82,169

George Waller	-	-	82,923	-	82,169

Ramarao Pemmaraju	-	-	81,090	-	82,169

All Other Compensation Table

None.

Perquisites Table

None.

Director Compensation

Four of our five directors were also executive officers of the Company through December 2009. In December 2008, the Board of Directors eliminated the position of President. As a result, the Company President is no longer an officer or employee of the Company, but he remains on the Board of Directors. Our directors did not receive any separate compensation for serving as such during fiscal 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Share Ownership of Certain Beneficial Owners

The following table sets forth certain information as of December 31, 2009, with respect to the shares of common stock beneficially owned by: (i) each director; (ii) each executive officer; (iii) all current executive officers (regardless of salary and bonus level) and directors as a group; and (iv) each person known by us to beneficially own more than 5% of our outstanding common stock. The address for each shareholder is 1090 King Georges Post Road, Suite 603, Edison, New Jersey 08837, with the exception of James R. Solakian whose address is 152 Mockingbird Court, Three Bridges, NJ 08887 and the Sagar V. Vallabh Trust whose address is 2190 Oak Haven Court, Hermitage, PA 16148. Unless otherwise indicated, the shareholders listed in the table below have sole voting and investment powers with respect to the shares indicated:

This table is based upon information obtained from our stock records.

NAME OF BENEFICIAL OWNER	AMOUNT OF OWNERSHIP(1)	PERCENTAGE OF CLASS(2)

Mark L. Kay	811,106 (3)	3.25%
Mark Corrao	763,053 (4)	3.07%
Robert Denn	160,280 (5),(7)	0.66%
Ramarao Pemmaraju	1,349,519 (6),(7)	5.35%
George Waller	728,241 (8),(9)	2.94%
All directors and executive officers as a group (5 persons)	3,812,199 (10)	13.95%
NetLabs.com, Inc.	874,000 (11),(12)	3.50%
James R. Solakian	3,110,000 (13)	12.77%
Sagar V. Vallabh Trust	2,769,464 (14)	11.09%

(1)

A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof.

(2)

Based on 24,194,999 shares of common stock outstanding as of December 31, 2009; also including 646,971 shares of common stock available to beneficial owners upon the conversion of certain convertible loans, 3,833,511 shares of common stock underlying options and 353,513 shares of common stock underlying common stock purchase warrants.

(3)

Includes 27,733 shares of common stock available upon the conversion of certain convertible loans valued at $10.00 per share for $240,000 of convertibles and $7.50 per share for $28,000 of convertibles, 500,000 shares of common stock underlying vested three-year options valued at $0.08 per share, 173,556 shares of common stock underlying vested ten-year options valued from $0.08 to $0.375 per share and 33,980 shares of common stock underlying common stock purchase warrants, consisting of 5,180 ten-year common stock purchase warrants exercisable at $10.00, 20,000 five-year common stock purchase warrants exercisable at $1.20, 8,800 five-year common stock purchase warrants exercisable at $0.50.

(4)

Includes 500,000 shares of common stock underlying vested three-year options valued at $0.08 per share and 132,232 shares of common stock underlying vested ten-year options valued from $0.08 to $0.20 per share.

(5)

Includes 132,232 shares of common stock underlying vested ten-year options valued from $0.08 to $0.20 per share and 840 shares of common stock underlying ten-year common stock purchase warrants exercisable at $10.00.

(6)

Includes 3,167 shares of common stock available upon the conversion of certain convertible loans valued at $10.00 per share for $25,000 of convertibles and $7.50 per share for $5,000 of convertibles, 800,000 shares of common stock underlying vested three-year options valued at $0.08 per share, 219,605 shares of common stock underlying vested ten-year options valued from $0.08 to $0.20 per share and 300 shares of common stock underlying ten-year common stock purchase warrants exercisable at $10.00. Of the total shares, 390,840 shares, consisting of 3,167 shares of common stock available upon the conversion of certain convertible loans valued at $10.00 per share for $25,000 of convertibles and $7.50 per share for $5,000 of convertibles, 300,000 shares of common stock underlying vested three-year options valued at $0.08 per share, 87,373 shares of common stock underlying vested ten-year options valued from $0.08 to $0.20 per share and 300 shares of common stock underlying ten-year common stock purchase warrants exercisable at $10.00, are in the name of Sunita Pemmaraju who is a family member of Ramarao Pemmaraju.

(7)

Excludes shares owned by NetLabs.com, Inc. which is controlled by Robert Denn and Ramarao Pemmaraju.

(8)

Shares are listed in the name of Katherine LaRosa who is a family member of George Waller.

(9)

Includes 500,000 shares of common stock underlying vested three-year options valued at $0.08 per share and 115,886 shares of common stock underlying vested ten-year options valued from $0.08 to $0.20 per share.

(10)

Includes 30,900 shares of common stock available upon the conversion of certain convertible loans valued at $10.00 per share for $265,000 of convertibles and $7.50 per share for $33,000 of convertibles, 2,300,000 shares of common stock underlying vested three-year options valued at $0.08 per share, 773,511 shares of common stock underlying vested ten-year options valued from $0.08 to $0.375 per share and 35,120 shares of common stock underlying common stock purchase warrants, consisting of 6,320 ten-year common stock purchase warrants exercisable at $10.00, 20,000 five-year common stock purchase warrants exercisable at $1.20, 8,800 five-year common stock purchase warrants exercisable at $0.50.

(11)

Robert Denn and Ramarao Pemmaraju control NetLabs.com, Inc.

(12)

 Includes 760,000 shares of common stock underlying vested ten-year options valued at $3.60 per share.

(13)

 Includes 165,000 shares of common stock underlying common stock purchase warrants, consisting of 15,000 five-year common stock purchase warrants exercisable at $0.25 and 150,000 five-year common stock purchase warrants exercisable at $0.40.

(14)

Includes 616,071 shares of common stock available upon the conversion of certain convertible loans valued at $0.35 per share for $100,000 of convertibles, $0.80 per share for $150,000 of convertibles and $1.40 per share for $200,000 of convertibles, and 153,393 shares of common stock underlying common stock purchase warrants, consisting of 40,000 five-year common stock purchase warrants exercisable at $2.50, 56,250 five-year common stock purchase warrants exercisable at $1.60, 57,143 two-year common stock purchase warrants exercisable at $0.70.

DESCRIPTION OF SECURITIES

Equity Incentive Plan Information

The following table sets forth as of December 31, 2009, the total number of shares of our common stock which may be issued upon the exercise of outstanding stock options and other rights under compensation plans approved by the shareholders, and under compensation plans not approved by the shareholders. The table also sets forth the weighted average purchase price per share of the shares subject to those options, and the number of shares available for future issuance under those plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,527,297		$0.175	94,472,703
Equity compensation plans not approved by security holders	N/A	$	N/A	N/A
Total	5,527,297		$0.175	94,472,703

Options for 5,527,297 shares have been granted under StrikeForce’s 2004 Equity Incentive Plan which was approved by unanimous consent of the Board of Directors.  The option shares were granted at various times from May 2003 through November 2009 and are exercisable at a range of $0.08 to $10.00 per share. In August 2008, the Company repurchased, at no cost, employee stock options totaling 1,111,791 shares of common stock from twelve employees as a result of a voluntary tender by the employees. The exercise price of the cancelled options ranged from $0.15 per share to $10.00 per share.

General

Our authorized capital stock consists of 100,000,000 shares of common stock, par value $0.0001, and 10,000,000 shares of preferred stock, $0.10 par value (none of which are issued and outstanding).

Common Stock

The shares of our common stock presently outstanding, and any shares of our common stock issues upon exercise of stock options and/or common stock purchase warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Since the holders of common stock do not have cumulative voting rights, holders of more than 50% of the outstanding shares can elect all of our Directors, and the holders of the remaining shares by themselves cannot elect any Directors. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

Preferred Stock

As of December 31, 2009, the Company had 10,000,000 shares of preferred stock, $0.10 par value (none of which are issued and outstanding).

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

RELATED PARTY CONVERTIBLE NOTES

Mark L. Kay, our Chief Executive Officer, loaned us an aggregate of $568,000 during 2004, 2005 and 2006, memorialized in the form of convertible loans. As of December 31, 2009 an aggregate amount of $268,000 remained outstanding. The details of these convertible notes are as follows:

In January 2004, we issued a principal amount $60,000 convertible note with common stock purchase warrants to purchase 600 shares of common stock to Mr. Mark L. Kay, our CEO. The note payable has a maturity date of December 31, 2004 and a variable interest rate payable equal to Mr. Mark L. Kay’s private account monthly lending rate. The conversion feature allows Mr. Mark L. Kay to convert the note into shares of our common stock at $10.00 per share. In November 2004, to reflect the current issue price of the stock, the conversion price was amended to $7.20. Mr. Kay, at his election, converted this note to stock on December 1, 2004 and received 8,333 shares of our common stock. The warrant exercise period ends in January 2014.

In February 2004, we issued a principal amount $60,000 convertible note with common stock purchase warrants to purchase 600 shares of common stock to Mr. Mark L. Kay, our CEO. The note payable has a maturity date of September 30, 2005 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Mark L. Kay to convert the note into shares of our common stock at $10.00 per share. The warrant exercise period ends February 2014. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to December 31, 2010.

In June 2004, we issued a principal amount $50,000 convertible note to Mr. Mark L. Kay, our CEO. The note payable has a maturity date of December 31, 2005 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Mark L. Kay to convert the note into shares of our common stock at $10.00 per share. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to December 31, 2010.

In September 2004, we issued a principal amount $30,000 convertible note with common stock purchase warrants to purchase 300 shares of common stock to Mr. Mark L. Kay, our CEO. The note has a maturity date of December 31, 2005 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Mark L. Kay to convert the note into shares of our common stock at $10.00 per share. The warrant exercise period ends in September 2014. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to December 31, 2010.

In August 2005, we issued a principal amount $90,000 convertible note with common stock purchase warrants to purchase 900 shares of common stock to Mr. Mark L. Kay, our CEO. The note payable has a maturity date of December 31, 2005 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Mark L. Kay to convert the note into shares of our common stock at $10.00 per share. The warrant exercise period ends August 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to December 31, 2010.

In January 2006, we issued a principal amount $10,000 convertible note with common stock purchase warrants to purchase 100 shares of common stock to Mr. Mark L. Kay, our CEO. The note payable has a maturity date of December 31, 2006 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Mark L. Kay to convert the note into shares of our common stock at $10.00 per share. The warrant exercise period ends January 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to December 31, 2010.

In February 2006, we issued a principal amount $28,000 convertible note with common stock purchase warrants to purchase 280 shares of common stock to Mr. Mark L. Kay, our CEO. The note payable has a maturity date of December 31, 2006 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Mark L. Kay to convert the note into shares of our common stock at $7.50 per share. The warrant exercise period ends February 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to December 31, 2010.

For the seven months ended July 31, 2006, the variable interest rate of the six open notes ranged between 8.625% and 11.000% per annum. In September 2006, the interest rate of the six open notes was revised to a fixed rate of 8%, effective August 1, 2006.

In November 2003, we issued a principal amount $50,000 convertible note with common stock purchase warrants to purchase 500 shares of common stock to Mr. Michael Brenner, one of our Vice Presidents. The note payable has a maturity date of December 31, 2004 and an interest rate of prime plus two (2%) percent. The conversion feature allows Mr. Michael Brenner to convert the note into shares of our common stock at $10.00 per share. In November 2004, the maturity date of the convertible note was extended to June 30, 2005. In December 2004, we amended the conversion price on the convertible note to $.72 per share. The warrant exercise period ends November 2013. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been further extended to March 31, 2010.

In January 2004, we issued a principal amount $15,000 convertible note with common stock purchase warrants to purchase 150 shares of common stock to Mr. Michael Brenner, one of our Vice Presidents. The note payable has a maturity date of December 31, 2004 and an interest rate of prime plus four (4%) percent. The conversion feature allows Mr. Michael Brenner to convert the note into shares of our common stock at $10.00 per share. In November 2004, the maturity date of the convertible note was extended to June 30, 2005. In December 2004, we amended the conversion price on the convertible note to $7.20 per share. The warrant exercise period ends January 2014. In December 2004, Mr. Michael Brenner elected to convert half of the principal amount, $7,500, into common stock at a conversion price of $7.20 and received 1,0,42 shares of our common stock. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been further extended to March 31, 2010.

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

In August, September and December 2005 and March 2006, the Company executed 8% convertible promissory notes in the amounts of $10,000, $5,000, $10,000 and $5,000 with one of its Software Developers and a relative of the Chief Technology Officer. The principal due hereunder shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of December 31, 2005, for the 2005 notes, and December 31, 2006, for the 2006 note, or later if agreed upon by the individual and the Company.  In December 2005, the maturity dates of the 2005 notes were extended to March 31, 2006. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity dates of all of the notes have since been extended to June 30, 2010.

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

In September 2005, the Company executed an 8% convertible promissory note in the amount of $5,000 with a relative of the Chief Financial Officer. The Principal due hereunder shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of December 31, 2005 or later if agreed upon by the individual and the Company. In December 2005, the maturity dates of the notes were extended to March 31, 2006. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been further extended to June 30, 2010.

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

In December 2005, the Company executed an 8% convertible promissory note in the amount of $10,000 with its Office Manager. The principal due hereunder shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of December 31, 2006 or later if agreed upon by the Office Manager and the Company. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been further extended to June 30, 2010.

In January 2006, the Company executed an 8% convertible promissory note in the amount of $70,000 with its Office Manager. The principal due hereunder shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of June 30, 2006 or later if agreed upon by the Office Manager and the Company.  The note was partially repaid in the amounts of $10,000 in June 2006, $2,500 in August 2006, $200 in November 2007, $3,609 in December 2007, $2,937 in January 2008, $1,000 in February 2008 and $1,000 in March 2008. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been further extended to June 30, 2010.

In connection with several of the convertible notes payable, the Company issued common stock purchase warrants exercisable in the aggregate into 8,050 shares of the Company’s common stock at an exercise price of $10.00 per share to the note holders.  The common stock purchase warrants were issued at the ratio of one warrant for each $100 of convertible notes payable.  These common stock purchase warrants are exercisable for a period of ten years from issuance.  The fair value of all the common stock purchase warrants issued using the Black-Scholes Option Pricing Model was $21,339. The financing expense related to the issuance of these common stock purchase warrants was recorded prior to 2007.

At December 31, 2009 and 2008, accrued interest due for the convertible notes – related parties was $154,225 and $120,948, respectively, and is included in accrued expenses in the accompanying balance sheet. Interest expense for convertible notes payable – related parties for the years ended December 31, 2009 and 2008 was $33,277 and $34,928, respectively.

RELATED PARTY PROMISSORY NOTES

At December 31, 2009, the Company had executed eleven notes payable with its CEO aggregating $626,000:

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

•

Two of the notes, aggregating $160,000 have maturity dates of May 13, 2006 for the $150,000 note and September 30, 2006 for the $10,000 note.  Both notes bear interest at a rate equal to 8% per annum.  In September 2006, the maturity dates of the notes were extended to March 31, 2007. The maturity dates of the notes have since been extended to December 31, 2010.

•

Three of the notes, in the amounts of $7,000, $5,000 and $150,000, were executed in April 2006 and bear interest at a per annum rate equal to the CEO’s private account monthly lending rate.  The $7,000 note was repaid in April 2006.  The $5,000 note has a maturity date of September 30, 2006.  The $150,000 note has a maturity date of June 30, 2006.  In September 2006, the maturity dates of the notes were extended to March 31, 2007 and the interest rate was revised to a fixed rate of 8%, effective August 1, 2006. The maturity dates of the notes have since been extended to December 31, 2010.

•

One of the notes, in the amount of $100,000, was executed in May 2006 and bears interest at a rate equal to 9% per annum with a maturity date of July 31, 2006.  In September 2006, the maturity date of the $100,000 note was extended to March 31, 2007. The maturity date of the note has since been extended to December 31, 2010.

•

One of the notes, in the amount of $22,000, was executed in February 2007 and bears interest at a rate equal to 8% per annum with a maturity date of July 31, 2007.  In September 2006, the maturity date of the $22,000 note was extended to March 31, 2007. The maturity date of the note has since been extended to December 31, 2010.

•

The remaining note in the amount of $30,000 was executed in July 2008 and bears interest at a rate equal to 4% per annum with a maturity date of September 30, 2008. The note was repaid in July 2008.

For the seven months ended July 31, 2006, the variable interest rate ranged between 8.625% and 11% per annum.  In September 2006, the interest rate of the six open notes was revised to a fixed rate of 8%, effective August 1, 2006. In connection with the $100,000 note executed in May 2006, the Company issued common stock purchase warrants exercisable in the aggregate into 20,000 shares of the Company’s common stock at an exercise price of $1.30 per share to the CEO.  The common stock purchase warrants were issued at the ratio of one warrant for each $5.00 of note payable.  These common stock purchase warrants are exercisable for a period of five years from issuance. In connection with the $22,000 note executed in February 2007, the Company issued common stock purchase warrants exercisable in the aggregate into 8,800 shares of the Company’s common stock at an exercise price of $0.50 per share to the CEO.  The common stock purchase warrants were issued at the ratio of four common stock purchase warrants for each $10.00 of note payable.  These common stock purchase warrants are exercisable for a period of five years from issuance. The fair value of all the common stock purchase warrants issued using the Black-Scholes Option Pricing Model was $28,058.  The financing expense related to the issuance of these common stock purchase warrants was recorded prior to 2007.

At December 31, 2009, the Company had executed six notes payable with its former President aggregating $95,000. Notes totaling $10,000 are non-interest bearing. Notes totaling $85,000 bear interest at a rate equal to 8% percent per annum. In September 2006, the maturity date of four of the notes, aggregating $25,000 was extended to March 31, 2007. The maturity dates of the four notes have since been extended to December 31, 2007 and the four notes were repaid in February 2008. The remaining two notes were executed in February 2008 for $52,000 and $18,000, respectively, with maturity dates of February 28, 2009. In April 2009, the Company executed a settlement agreement with its former President whereby the Company has agreed to make monthly payments of $7,500, beginning in June 2009, in order to repay promissory notes, accrued interest, deferred payroll and expenses in the amount of $139,575 owed to its former President. The Company paid an initial installment payment of $12,500 to its former President in April 2009. The company paid an installment payment of $7,500 to its former President in September 2009. In September 2009, the Company executed an amendment to the settlement agreement whereby the payment terms and amount were revised. Effective September 2009, the Company shall make a $2,500 payment to its former President per Company payroll period. In the event the Company does not process a full payroll, the Company shall pay a proportionate percentage of the payment owed equal to the percentage of the total Company net payroll amount paid. For the year ended December 31, 2009, the Company paid $37,500 to its former President per the terms of the agreement and amendment. All of the payments made in accordance with the agreement and subsequent amendment were applied to the February 2008 promissory note balance owed to the Company’s former President

Interest expense for notes payable - related parties for the years ended December 31, 2009 and 2008 was $55,561 and $56,395, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the audit fees incurred for fiscal year 2009 and 2008:

	2009	2008
Audit fees	$49,500	$49,500
Audit related fees	10,575	6,000
Tax fees	2,200	3,000
Total	$62,275	$58,500

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited consolidated financial  statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2009 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's consolidated financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for its 2009 fiscal year for filing with the SEC.

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

STRIKEFORCE TECHNOLOGIES, INC.

Dated: May 4, 2010	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: May 4, 2010	By:	/s/ Mark Joseph Corrao
Mark Joseph Corrao
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Mark L. Kay Name: Mark L. Kay	Director	May 4, 2010

/s/Mark Joseph Corrao Name: Mark Joseph Corrao	Director	May 4, 2010

/s/Ramarao Pemmaraju Name: Ramarao Pemmaraju	Director	May 4, 2010

/s/George Waller Name: George Waller	Director	May 4, 2010

/s/ Robert Denn Name: Robert Denn	Director	May 4, 2010