Form 10-Q
period 2010-03-31
StrikeForce Technologies Inc.
filed 2010-05-24
CIK 1285543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

 X .     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes      . No  X .

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: At May 14, 2010, there were 39,693,124 shares of Common Stock, $0.0001 par value per share issued and outstanding

STRIKEFORCE TECHNOLOGIES, INC.

FORM 10-Q

March 31, 2010

PART I - FINANCIAL INFORMATION

Item 1.

 Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

STRIKEFORCE TECHNOLOGIES, INC.

MARCH 31, 2010 AND 2009

STRIKEFORCE TECHNOLOGIES, INC.

BALANCE SHEETS

ASSETS

	March 31, 2010	December 31, 2009
	(Unaudited)
Current Assets:
Cash and cash equivalents	$396	$67,821
Accounts receivable	19,872	23,932
Current portion of deferred royalties	326,808	326,808
Prepayments and other current assets	44,442	38,764
Total current assets	391,518	457,325

Property and equipment, net	5,610	6,873
Deferred royalties, net of current portion	734,502	816,204
Website development cost, net	-	77
Patents	4,329	4,329
Security deposit	8,684	8,684
Total Assets	$1,144,643	$1,293,492

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Derivative financial instruments	$581,206	$518,666
Current maturities of convertible notes payable, net of
discount of $17,106 and $24,336, respectively	1,048,406	1,041,176
Convertible notes payable - related parties	419,255	419,255
Current maturities of notes payable	1,550,000	100,000
Notes payable - related parties	698,500	658,500
Capital leases payable	5,532	5,532
Accounts payable	994,708	924,906
Accrued expenses	2,488,940	2,275,771
Payroll taxes payable	53,481	53,481
Due to factor	209,192	209,192
Due to employees	-	50,824
Total current liabilities	8,049,220	6,257,303

Convertible secured notes payable	810,508	820,508
Convertible notes payable, net of current maturities	80,000	50,000
Notes payable, net of current maturities and discount of $83,270 and $94,905, respectively	827,047	2,277,864
Total Liabilities	9,766,775	9,405,675

Commitments and contingencies

Stockholders' Deficit
Preferred stock at $0.10 par value; 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.0001 par value; 100,000,000 shares authorized;39,193,124 and 24,194,999 shares issued and outstanding, respectively	3,920	2,420
Additional paid-in capital	12,091,005	12,044,961
Accumulated deficit	(20,717,057)	(20,159,564)
Total Stockholders' Deficit	(8,622,132)	(8,112,183)
Total Liabilities and Stockholders' Deficit	$1,144,643	$1,293,492

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009

Revenues	$54,850	$83,266

Cost of sales	23,203	21,514

Gross profit	31,647	61,752

Operating expenses:
Selling, general and administrative expenses	298,529	347,486
Research and development	111,191	105,041
Total operating expenses	409,720	452,527

Loss from operations	(378,073)	(390,775)

Other (income) expense:
Interest income	-	(309)
Interest expense	1,453	1,924
Financing expense	128,857	152,346
Derivative instruments (income) expense, net	69,521	(267,572)
Forgiveness of debt	(20,411)	(2,485)
Total other (income) expense	179,420	(116,096)

Net loss	$(557,493)	$(274,679)

Net loss per common share - basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	24,350,173	18,145,681

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2009

	Common stock at $0.0001 par value		Additional		Total
			Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2008	17,121,124	$1,712	$11,193,081	$(17,920,483)	$(6,725,690)

Sale of shares of common stock including warrants	3,250,000	325	202,025	-	202,350

Issuance of shares of common stock for consulting services	676,875	68	28,932	-	29,000

Issuance of shares of common stock for financing	3,147,000	315	250,855	-	251,170

Issuance of warrants in connection with convertible notes payable	-	-	23,860	-	23,860

Issuance of stock options for employee stock option compensation	-	-	346,208	-	346,208

Net loss	-	-	-	(2,239,081)	(2,239,081)

Balance at December 31, 2009	24,194,999	$2,420	$12,044,961	$(20,159,564)	$(8,112,183)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED

MARCH 31, 2010 (UNAUDITED)

	Common stock at $0.0001 par value		Additional		Total
			Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2009	24,194,999	$2,420	$12,044,961	$(20,159,564)	$(8,112,183)

Issuance of shares of common stock for consulting services	7,500	1	362	-	363

Issuance of shares of common stock for financing	100,000	10	2,490	-	2,500

Issuance of shares of common stock for debt settlement	14,500,000	1,450	13,050	-	14,500

Issuance of shares of common stock for conversions of	390,625	39	16,942	-	16,981
secured convertible notes payable

Issuance of stock options for employee stock option compensation	-	-	13,200	-	13,200

Net loss	-	-	-	(557,493)	(557,493)

Balance at March 31, 2010	39,193,124	$3,920	$12,091,005	$(20,717,057)	$(8,622,132)

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net income	$(557,493)	$(274,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,340	2,550
Forgiveness of debt	(20,411)	3,050
Amortization of discount on convertible notes	18,865	18,249
Amortization of deferred royalties	81,702	77,933
Expense paid through issuance of note	-	-
Mark to market on derivative financial instruments	69,521	(267,572)
Issuance of stock options for employee stock option compensation	13,200	10,441
Issuance of common stock, options and warrants for consulting services	363	500
Issuance of common stock and warrants for financing expense	2,500	45,000
Changes in operating assets and liabilities:
Accounts receivable	4,060	(301)
Prepaid expenses	(5,678)	(2,858)
Accounts payable	84,302	16,558
Accrued expenses	233,580	146,243
Amount received from (paid to) employees	(50,824)	76
Net cash used in operating activities	(124,973)	(224,810)

Cash flows from investing activities:
Change in restricted cash	-	42,850
Net cash provided by (used in) investing activities	-	42,850

Cash flows from financing activities:
Proceeds from notes payable	-	150,000
Proceeds from convertible notes payable	30,000	-
Proceeds from notes payable - related parties	54,120	-
Payments of notes payable	(12,452)	(10,000)
Payments of notes payable - related parties	(14,120)	-
Net cash provided by financing activities	57,548	140,000

Net change in cash and cash equivalent	(67,425)	(41,960)

Cash and cash equivalents at beginning of period	67,821	43,030

Cash and cash equivalents at end of period	$396	$1,070

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$	$293,788
Income taxes	$	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable into common stock	$-	$-
Issuance of promissory note for consulting services	$-	$-
Issuance of warrants for convertible notes	$-	$-
Issuance of common stock in connection with promissory notes	$-	$-

STRIKEFORCE TECHNOLOGIES, INC.

MARCH 31, 2010 and 2009

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. Interim results are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2009 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the United States Securities and Exchange Commission (“SEC”) on May 4, 2010.

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

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company had no recorded bad debt expense for the three months ended March 31, 2010 and 2009, respectively. There were no allowances for doubtful accounts at March 31, 2010 or December 31, 2009.

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

Patents

All costs incurred to the point when a patent application is to be filed are expensed as incurred as research and development cost. Patent application costs, generally legal costs, thereafter incurred are capitalized. Patents are amortized over the expected useful lives of the patents, which is generally 17 to 20 years for domestic patents and 5 to 20 years for foreign patents, once the patents are granted or are expensed if the patent application is rejected. The costs of defending and maintaining patents are expensed as incurred. As of March 31, 2010, the Company capitalized $4,329 in patent application costs as incurred with no amortization due to the fact that the patent applications are still pending.

Impairment of long-lived assets

Long-lived assets, which include property and equipment, deferred royalties, website development cost and patents are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable or the useful life is shorter than originally estimated.

The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives. The Company determined that there was no impairment based on management’s evaluation at March 31, 2010 or December 31, 2009.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepayments and other current assets, accounts payable, taxes payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable and capital leases payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2010 and 2009.

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

Derivatives

The codification requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation. At March 31, 2010, the Company had not entered into any transactions which were considered hedges.

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

	March 31,	March 31,
	2010	2009
Risk-free interest rate	1.6%	2.2% - 3.1%
Dividend yield	0.00%	0.00%
Expected volatility	292%	60% - 158%
Expected option life	3 years	5 - 10 years

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs shown in the table above for 2010 and 2009 are as follows:

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

Software development costs

Paragraph 985-20-25-3 of FASB Accounting Standards Codification requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life. To date, all costs have been accounted for as research and development costs and no software development cost has been capitalized. Total research and development costs for the three months ended March 31, 2010 and 2009 were $111,191 and $105,041, respectively.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt, which excludes 7,527,309 shares of stock options, 2,068,467 shares of common stock issuable under warrants and 17,654,755 shares of common stock issuable under the conversion feature of the convertible notes payable for the three months ended March 31, 2010, and 1,427,297 shares of stock options, 1,488,743 shares of common stock issuable under warrants and 1,920,509 shares of common stock issuable under the conversion feature of the convertible notes payable for the three months ended March 31, 2009, respectively. These potential shares of common stock were not included as they were anti-dilutive.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $20,717,057 and a working capital deficiency of $7,657,702 at March 31, 2010 and had a net loss and cash used in operations of $557,493 and $124,973 for the three months ended March 31, 2010, respectively.

Currently, the Company is attempting to generate sufficient revenues and improve gross margins by a revised sales strategy that was implemented in the second quarter of 2009. In principle, the Company is redirecting its sales focus from direct sales to domestic and international channel sales, where the Company is primarily selling through a channel of Distributors, Value Added Resellers, Strategic Partners and Original Equipment Manufacturers. The revenues from this approach are more lucrative than selling direct, due to the increase in sales volume of GuardedID® and ProtectID® through the channel partners. This strategy, if successful, should increase the Company’s sales and revenues allowing us to mitigate future losses. In addition, management has raised funds through convertible debt instruments and the sale of equity in order to alleviate the working capital deficiency. Through the utilization of the capital markets, the Company is seeking to locate the additional funding necessary to continue to expand and enhance its growth; however, there can be no assurance that we will be able to increase revenues or raise additional capital. The Company is currently in negotiations with other investors, but the success of such negotiations cannot be assured. In the third quarter of 2009, we executed contracts with two international clients for our ProtectID® and GuardedID® products, respectively. We believe these contracts will provide a continual steady increase to our revenues. Until we increase our customer base and realize the increased revenues from the recently signed contracts, we are assuming that we will continue as a going concern

Management expects cash flows from operating activities to improve by the third quarter of 2010, primarily as a result of certain contracts, however no assurance can be given that such contracts will materialize in revenue sufficient to meet operating expenses and fund future operations.

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

As of March 31, 2010 the options to purchase 253,000 shares that vested at issuance are valued (as fixed) at $1,066,395, the options to purchase 253,000 shares that vested at September 11, 2005 are valued (as fixed) at $1,529,132, and the options to purchase the final 254,000 shares (which vested on September 11, 2006) are valued (as fixed) at $264,160. The deferred royalties are being amortized over the term of the original NetLabs Agreement of ten (10) years which will terminate on August 31, 2013. At March 31, 2010, the total value of the deferred royalties, net of accumulated amortization of $1,798,377, is $1,061,310. For the three months ended March 31, 2010 and 2009, $81,702 and $77,933 of royalties were expensed, respectively.

The following table summarizes the annual amounts of deferred royalties that are amortized to general and administrative expenses over the next four (4) years:

2010	$326,808
2011	326,808
2012	326,808
2013	80,886
Total deferred royalties	1,061,310
Less current portion	(326,808)
Deferred royalties, net of current portion	$734,502

NOTE 5 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
(1) Convertible note bearing interest at 8% per annum maturing on March 28, 2008, with a conversion price of $9.00 per share. As of March 31, 2010, the Company has not received a response from the note holder regarding a settlement agreement.	$235,000	$235,000
(2) Convertible non-interest bearing note, having a conversion price of $9.00 per share and maturing on June 30, 2006. As of March 31, 2010, the Company has not received a response from the note holder regarding a settlement agreement.	7,000	7,000
(3) Convertible notes bearing interest at 8% per annum with a conversion price of $9.00 per share. In December 2009 the notes were extended to mature on December 31, 2010.	50,000	50,000
(4) Convertible note bearing interest at 9% per annum maturing on June 9, 2009, with a conversion price of $1.40 per share. In February 2010 the note was extended to mature on December 9, 2010.	200,000	200,000
(5) Convertible note bearing interest at 9% per annum maturing on September 29, 2009, with a conversion price of $0.80 per share. In May 2010 the note was extended to mature on December 31, 2010.	150,000	150,000

(6) Six units, sold in February 2007 to six individuals, each consisting of an 18% convertible note of $16,667 for a total of $100,000, maturing August 31, 2007, with a conversion price of $0.50 per share and 6,667 bonus shares of the Company’s common stock, per individual, valued at $0.3988, for a total of 40,000 shares of common stock. Six months of prorated interest of $8,729, was due at closing and paid to the note holders. In November 2007 the notes were extended to April 30, 2008. Per the terms of the extensions, the Company repaid 20% of the note balances in November 2007. Of the remaining balances, 20% was due by January 31, 2008 and 60% plus accrued interest was due by April 30, 2008. The payments have been extended by the Company. In conjunction with the November extensions, the note holders shall receive an aggregate total of 20,000 shares of the Company’s common stock per month (“extension shares”) with a value based on the closing market price of the stock on the 18th of each month. In June 2008, the Company paid $9,768 against the six notes. In November 2008, the Company and the six note holders agreed to an amendment to the unit purchase agreements whereby the open note balances, accrued interest and shares of common stock recorded but not yet issued were forgiven and cancelled. The Company also issued 320,928 warrants with an exercise price of $0.20 per share, expiring December 22, 2012 to five of the note holders. As of March 31, 2010, one note holder has not yet agreed to the final settlement balance and his note balance of $3,512 remains open. In 2008, Company expensed $45,060 of financing expenses related to the shares issued for the note extensions and settlement (see Note 11).

	3,512	3,512
(7) Convertible note executed in May 2007 bearing interest at 9% per annum with an extended maturity date of November 1, 2009, with a conversion price of $0.35 per share. The Company issued 57,143 warrants with an exercise price of $0.70 per share and an expiration date of May 1, 2009. In May 2010 the note was extended to December 31, 2010.	100,000	100,000
(8) Convertible notes executed in June 2007 bearing interest at 8% per annum maturing on June 29, 2009, with a conversion price of $0.20 per share. The Company issued 100,000 warrants with an exercise price of $0.40 per share and an expiration date of June 29, 2009. In January 2010 the notes were extended to mature on December 29, 2010.	100,000	100,000
(9) Convertible note executed in July 2007 bearing interest at 8% per annum maturing on July 2, 2009, with a conversion price of $0.20 per share. The Company issued 100,000 warrants with an exercise price of $0.40 per share and an expiration date of July 2, 2009. In March 2010 the note was extended to mature on January 2, 2011 and in April 2010 the Company issued 100,000 warrants with an exercise price of $0.015 per share and an expiration date of April 8, 2013 related to the extension (see Note 15).	100,000	100,000
(10) Convertible notes executed in August 2007 bearing interest at 9% per annum maturing on August 9, 2009, with a conversion price of $0.25 per share. The Company issued 96,000 warrants with an exercise price of $0.40 per share and an expiration date of August 9, 2009. In July 2009 the notes were extended to mature on February 9, 2010. In February 2010, one of the notes, for $20,000, was extended to mature on August 8, 2010. In April 2010, the remaining notes were extended to mature on August 9, 2010.	120,000	120,000
(11) Convertible notes executed in December 2009 bearing interest at 9% per annum maturing on December 1, 2012, with a conversion price of $0.105 per share. The Company issued 200,000 warrants with an exercise price of $0.10 per share and an expiration date of December 1, 2012. For the three months ended March 31, 2010 and 2009, the Company expensed $1,988 and $0, respectively, of financing expenses related to the warrants issued for the notes.	50,000	50,000
(12) Convertible note executed in March 2010 for $250,000, bearing interest at 8% per annum, maturing on March 31, 2015. If the loan is funded in full within 180 days of execution, then the note holder may lend up to an additional $500,000 to the Company. In March 2010, the Company received the first tranche of $30,000 from the note holder.	30,000	-
	$1,145,512	$1,115,512
Less long term portion	(80,000)	(50,000)
	1,065,512	1,065,512
Less discount on convertible notes payable	(17,106)	(24,336)
Current maturities, net of discount	$1,048,406	$1,041,176

Interest expense for the convertible notes payable for the three months ended March 31, 2010 and 2009 was $23,488 and $23,499, respectively.

NOTE 6 - CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

Convertible notes payable – related parties at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
(1) Convertible note executed in November 2003 with the VP of Technology bearing interest at the prime rate plus 2% per annum with an extended maturity date of September 30, 2010, and a conversion price of $10.00 per share. The Company issued 500 warrants with an exercise price of $10.00 per share expiring November 10, 2013.	$50,000	$50,000
(2) Convertible note executed in January 2004 with the VP of Technology bearing interest at the prime rate plus 4% per annum with an extended maturity date of September 30, 2010, and a conversion price of $10.00 per share. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	7,500	7,500
(3) Convertible notes executed in February, June, September 2004 and August 2005 with the CEO bearing interest at an amended rate of 8% per annum with an extended maturity date of December 31, 2010, and a conversion price of $10.00 per share. The Company issued 1,800 warrants with an exercise price of $10.00 per share and expiration dates of February 4, 2014, September 7, 2014 and August 16, 2015.	230,000	230,000
(4) Convertible notes executed in August, and September 2005 with a software developer bearing interest at 8% per annum with an extended maturity date of June 30, 2010, and a conversion price of $10.00 per share. The Company issued 150 warrants with an exercise price of $10.00 per share and expiration dates of August 26, 2015 and September 29, 2015.	15,000	15,000
(5) Convertible note executed in September 2005 with a relative of the Chief Financial Officer bearing interest at 8% per annum with an extended maturity date of June 30, 2010, and a conversion price of $10.00 per share. The Company issued 50 warrants with an exercise price of $10.00 per share and an expiration date of December 7, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	5,000	5,000
(6) Convertible note executed in December 2005 with a software developer bearing interest at 8% per annum with an extended maturity date of June 30, 2010, and a conversion price of $10.00 per share. The Company issued 100 warrants with an exercise price of $10.00 per share and an expiration date of December 6, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	10,000	10,000
(7) Convertible notes executed in December 2005 and January 2006 with the Office Manager bearing interest at 8% per annum with an extended maturity date of June 30, 2010, and a conversion price of $10.00 per share. The Company issued 800 warrants with an exercise price of $10.00 per share and expiration dates of December 28, 2015 and January 9, 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	58,755	58,755
(8) Convertible notes executed in January and February 2006 with the CEO bearing interest at an amended rate of 8% per annum with an extended maturity date of December 31, 2010, and a conversion price of $10.00 per share. The Company issued 380 warrants with an exercise price of $10.00 per share and expiration dates of January 18, 2016 and February 28, 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	38,000	38,000
(9) Convertible note executed in March 2006 with a software developer bearing interest at 8% per annum with an extended maturity date of June 30, 2010, and a conversion price of $7.50 per share. The Company issued 50 warrants with an exercise price of $10.00 per share and an expiration date of March 6, 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	5,000	5,000
Current maturities, net of discount	$419,255	$419,255

At March 31, 2010 and 2009, accrued interest due for the convertible notes – related parties was $170,006 and $128,916, respectively, and is included in accrued expenses in the accompanying balance sheet. Interest expense for convertible notes payable – related parties for the three months ended March 31, 2010 and 2009 was $9,927 and $7,968, respectively.

NOTE 7 - NOTES PAYABLE

Notes payable at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009

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

	$100,000	$100,000
(2) Seventy units, sold in 2008, with each unit consisting of a 10% promissory note of $25,000, maturing three years from the execution date and with a 10% discount rate, and 82,000 non-dilutable (for one year) restricted shares of the Company’s common stock, at market price (see Note 11).	1,750,000	1,750,000

(3) Promissory note executed in January 2009 for $225,000, bearing interest at 10% per annum, maturing on January 23, 2012. Per the terms of the promissory note, a note holder of a $100,000 convertible note, executed in July 2008, rolled the convertible note balance and accrued interest owed into a purchase of nine units with each unit consisting of a 10% promissory note of $25,000 for a total of $225,000 and 82,000 shares of the Company’s common stock, valued at $0.06, for a total of 738,000 shares of common stock (see Note 11). An additional loan to the Company, in January 2009, of $100,000 by the note holder was included as part of the purchase of the nine units. The shares were issued in February 2009.

	225,000	225,000

(4) Promissory note executed in March 2009 for $50,000, bearing interest at 10% per annum, maturing on March 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in April 2009. In April 2009, the Company signed an agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company. For the three months ended March 31, 2010 and 2009, sales proceeds of $11,519 and $0, respectively, were applied to the note balance (see Notes 11 and 13).

	-	11,519

(5) Promissory note executed in April 2009 for $50,000, bearing interest at 10% per annum, maturing on April 10, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in April 2009. In April 2009, the Company signed an agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company. For the three months ended March 31, 2010 and 2009, sales proceeds of $933 and $0, respectively, were applied to the note balance (see Notes 11 and 13).

	49,067	50,000
(6) Promissory note executed in May 2009 for $50,000, bearing interest at 10% per annum, maturing on April 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The 100,000 shares were issued in June 2009 (see Note 11).	50,000	50,000

(7) Promissory note executed in May 2009 for $40,000, bearing interest at 10% per annum, maturing on July 15, 2009. The note will be repaid from the proceeds of a customer order that was invoiced in August 2009. In October 2009, the note holder transferred the promissory note balance and accrued interest owed into a purchase of two units with each unit consisting of a 10% promissory note of $25,000 for a total of $50,000 and 82,000 shares of the Company’s common stock, valued at market price, for a total of 164,000 shares of common stock, issued in November 2009. An additional loan paid to the Company, in October 2009, of $8,000 by the note holder was included as part of the purchase of the two units (see Note 11).

	50,000	50,000
(8) Promissory note executed in June 2009 for $25,000, bearing interest at 10% per annum, maturing on June 8, 2012. Per the terms of the promissory note, the note holder purchased one unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in June 2009 (see Note 11).	25,000	25,000
(9) Promissory note executed in June 2009 for $75,000, bearing interest at 10% per annum, maturing on June 25, 2012. Per the terms of the promissory note, the note holder purchased three units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 150,000 shares of common stock. The shares were issued in August 2009 (see Note 11).	75,000	75,000
(10) Promissory note executed in July 2009 for $35,000, bearing interest at 10% per annum, maturing on July 14, 2012. Per the terms of the promissory note, the note holder purchased 1.4 units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 70,000 shares of common stock. The shares were issued in August 2009 (see Note 11).	35,000	35,000
(11) Promissory note executed in August 2009 for $25,000, bearing interest at 10% per annum, maturing on August 18, 2012. Per the terms of the promissory note, the note holder purchased one unit consisting of a 10% promissory note of $25,000 and 75,000 restricted shares of the Company’s common stock, at market price (see Note 11).	25,000	25,000

(12) Promissory note executed in September 2009 for $50,000, bearing interest at 10% per annum, maturing on September 2, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The April 2009 agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company also applies to this note. For the three months ended March 31, 2010, no sales proceeds were applied to the note balance (see Notes 11 and 13).

	50,000	50,000
(13) Promissory note executed in October 2009 for $50,000, maturing on October 20, 2012. Per the terms of the promissory note, the note holder purchased 3/4 unit with each unit consisting of a 10% promissory note of $25,000 and 133,333 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock (see Note 11).	18,750	18,750
(14) Promissory note executed in December 2009 for $7,500, bearing interest at 10% per annum, maturing on December 4, 2012. As inducement for making the note, the note holder received 150,000 restricted shares of the Company’s common stock, at market price (see Note 11).	7,500	7,500
	$2,460,317	$2,472,769
Less current maturities	(1,550,000)	(100,000)
Less discount on notes payable	(83,270)	(94,905)
Total, net of current maturities and discount	$827,047	$2,277,864

Interest expense for notes payable for the three months ended March 31, 2010 and 2009 was $60,552 and $52,886, respectively.

NOTE 8 - NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010		December 31, 2009
(1) Promissory notes executed with the CEO bearing interest at an amended rate of 8% per annum with an extended maturity date of December 31, 2010.	$504,000		$504,000
(2) Promissory note executed in May 2006 with the CEO bearing interest at 9% per annum with an extended maturity date of December 31, 2010. The Company issued 20,000 warrants with an exercise price of $1.30 per share and an expiration date of May 25, 2011. The fair value of the warrants issued was $24,300.	100,000		100,000
(3) Promissory note executed in February 2007 with the CEO bearing interest at 8% per annum with an extended maturity date of December 31, 2010. The Company issued 8,800 warrants with an exercise price of $0.50 per share and an expiration date of February 21, 2012. The fair value of the warrants issued was $3,758.	22,000		22,000
(4) Promissory notes executed in February 2008 with the former President bearing interest at 8% per annum with a maturity date of February 28, 2009. Per the terms of a settlement agreement reached with the former President in April 2009, the notes shall be repaid by monthly payments of $7,500 each. An initial payment of $12,500 was paid in April 2009. Per the terms of an amendment to the settlement agreement executed in September 2009, the Company paid an additional $10,000 to its former President for the three months ended March 31, 2010 (see Note 13).	22,500		32,500
(5) Promissory note executed in March 2010 with the CEO for $50,000, bearing interest at 10% per annum, maturing on April 30, 2010. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares, which were issued in March 2010. In May 2010, the maturity date was extended to October 31, 2010.	50,000		-
	$698,500	$	$ 658,500

Interest expense for notes payable - related parties for the three months ended March 31, 2010 and 2009 was $13,525 and $13,976, respectively.

NOTE 9 - CONVERTIBLE SECURED NOTES PAYABLE

Convertible secured notes payable consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Citco Global Custody NV (assigned from YA Global/Highgate)	$542,588	$542,588
YA Global (April 2009 debenture)	267,920	277,920

Total convertible secured notes payable	$810,508	$820,508

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

Interest expense for the convertible secured notes payable for the three months ended March 31, 2010 and 2009 was $0 and $12,718, respectively.

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

Conversions to Common Stock

For the three months ended March 31, 2010 and 2009, Citco Global had no conversions.

In March 2010, YA Global converted $10,000.00 of the April 23, 2009 debenture into 390,625 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion price was $0.0256 per share.

For the three months ended March 31, 2009, YA Global had no conversions.

For the three months ended March 31, 2010 and 2009, Highgate had no conversions.

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

NOTE 11 - STOCKHOLDERS’ DEFICIT

Investor Group

In January 2008, the Company executed a term sheet with an investor group whereby the group will assist the Company on an ongoing best efforts basis in order for the Company to obtain financing of up to $2,500,000 in the form of up to 100 units, each unit containing a $25,000 promissory note and 62,000 non-dilutable (for one year), restricted shares of the Company’s common stock. The promissory notes shall have a three year term, bearing interest at 10% per annum, with a 10% discount rate. All funds received as a result of the sale of the units shall be held in an escrow account that shall be managed by the investor group’s assigned representative. Upon repayment of the Company’s open secured notes and receipt of a release of indebtedness from YA Global and Highgate, the intellectual property of the Company will be pledged to the note holders in the investor group until such time that the unsecured notes and accrued interest of the investor group are repaid in full. In January 2008, the Company sold 37 units to the investor group for a total of $925,000 in promissory notes with a discount of $92,500. In November 2008, the Company issued 2,294,000 shares of common stock in relation to the units sold. In February 2008, the Company sold 17 units to the investor group for a total of $425,000 in promissory notes with a discount of $42,500. In November 2008, the Company issued 1,054,000 shares of common stock in relation to the units sold. In March 2008, the Company sold 4 units to the investor group for a total of $100,000 in promissory notes with a discount of $10,000. In November 2008, the Company issued 248,000 shares of common stock in relation to the units sold. In April 2008, the Company sold 1 unit to the investor group for a total of $25,000 in promissory notes with a discount of $2,500. In November 2008, the Company issued 62,000 shares of common stock in relation to the unit sold. In May 2008, the Company executed an amendment to the term sheet whereby the number of restricted and non-dilutable shares of the Company’s common stock to be issued per unit sold was increased from 62,000 shares to 82,000 shares. The increase was applied retroactively to those investors who purchased units as of the date of the amendment. In November 2008, in accordance with the amendment, the Company issued 1,180,000 shares of the Company’s common stock, valued at $0.02 per share, and computed as 20,000 shares multiplied by 59 units to reflect the retroactive increase in the shares to be issued to the investors who purchased units as of the date of the amendment. In July 2008, the Company sold 1 unit to the investor group for a total of $25,000 in promissory notes with a discount of $2,500. In November 2008, the Company issued 82,000 shares of common stock in relation to the unit sold. In August 2008, the Company sold 6 units to the investor group for a total of $150,000 in promissory notes with a discount of $15,000. In November 2008, the Company issued 492,000 shares of common stock in relation to the units sold. In September 2008, the Company sold 2 units to the investor group for a total of $50,000 in promissory notes with a discount of $5,000. In November 2008, the Company issued 164,000 shares of common stock in relation to the units sold. In December 2008, the Company sold 2 units to the investor group for a total of $50,000 in promissory notes, with no discount, and the Company issued 164,000 shares of common stock in relation to the units sold (see Note 7). The investor group advanced funds totaling $50,000 in February 2008, $280,000 in March 2008, $74,070 in April 2008, $80,000 in May 2008, $95,000 in June 2008, $125,000 in July 2008, $71,000 in August 2008, $77,000 in September 2008, $73,000 in October 2008, $86,000 in November 2008, $118,000 in December 2008, $15,000 in January 2009, $25,000 in February 2009, $7,000 in August 2009 and $8,845 in December 2009, respectively, to the Company. The December 2009 advances depleted the funds and the respective investor group bank accounts were closed. The funds that were being held in escrow were classified as restricted cash on the Company’s balance sheets.

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

Issuance of Stock for Services

In August 2005, the Company entered into a retainer agreement with an attorney, whereas the attorney will act as house counsel for the Company with respect to all general corporate matters. The agreement is at will and required a payment of 1,000 shares of common stock, valued at $9.00 per share, due upon execution. The certificate for the 1,000 shares of common stock was issued in October 2005. Commencing on September 1, 2005, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market. For the three months ended March 31, 2010 and 2009, the Company issued no shares of common stock, and 7,500 shares of common stock, valued at $500, respectively, all of which has been expensed as legal fees, related to the agreement. In January 2010, the Company terminated the agreement as of December 28, 2009.

In December 2007, the Company executed a consulting agreement with a financial advisor whereby the consultant will provide introduction of potential investors to the Company. As compensation for the services, the consultant shall receive a monthly fee in the amount of $5,000. The agreement can be terminated by either party by providing the other party with thirty days advance written notice. The consultant received 500,000 shares of the Company’s common stock, valued at $0.065 per share. The shares are restricted and have piggyback registration rights upon the next registration statement filed by the Company. In April 2009, the Company executed a consulting agreement with the financial advisor whereby the consultant will provide introduction of potential investors to the Company. The agreement replaces the December 2007 agreement executed with the consultant. As compensation for the services, the consultant shall receive a monthly fee in the amount of $7,000. The consultant shall defer payment until the Company achieves monthly net income before taxes of $20,000. The agreement can be terminated by either party by providing the other party with thirty days advance written notice. In April 2009, the Company and the financial advisor executed an amendment to the consulting agreement whereby the consultant will receive additional compensation for the services of 400,000 shares of the Company’s common stock, valued at $0.05 per share. The shares shall be issued in increments of 33,333 shares per month over a twelve month period. In August 2009, the Company and the financial advisor executed an amendment to the consulting agreement whereby the issuance of the remaining shares owed to the consultant relating to the agreement were accelerated for immediate issuance (see Note 13). In 2009, the Company issued 400,000 shares of common stock, valued at $13,600, all of which has been expensed as consulting fees, related to the agreement. In January 2010, the Company terminated the agreement as of October 31, 2009.

In November 2009, the Company executed a website development agreement with a consultant whereby the consultant will provide website design and development services to the Company. As compensation for the services, the consultant received a deposit fee of $3,750 and shall receive additional milestone fees in the total amount of $3,750. As additional compensation, the consultant received 46,875 shares of the Company’s common stock, valued at $0.08 per share. Upon project completion, the consultant shall receive an additional 46,875 shares of the Company’s common stock. As of March 31, 2010, the Company has recorded $9,000 as prepaid expenses relating to the deposit paid, the shares issued and the next milestone invoice (see Note 13).

In December 2009, the Company issued 100,000 shares of its common stock, valued at $0.05 per share, to a distributor as additional compensation for services rendered. The Company expensed $5,000 as consulting fees, related to the shares issued.

In December 2009, the Company entered into a retainer agreement with an attorney, whereas the attorney will act as house counsel for the Company with respect to all general corporate matters. The agreement is at will and required a payment of 100,000 shares of common stock, valued at $0.05 per share, due upon execution. Commencing on January 1, 2010, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market. In December 2009, the Company issued 100,000 shares of common stock, valued at $5,000, all of which has been expensed as legal fees, related to the agreement (see Note 13). For the three months ended March 31, 2010, the Company issued 7,500 shares of common stock, valued at $363, which has been expensed as legal fees, related to the agreement.

Issuance of Stock for Financing

In January 2009, the Company executed a forbearance agreement with a note holder whereby the note holder agreed to forebear his rights under the promissory note until March 31, 2009. Per the terms of the agreement, the Company made a $10,000 payment to the note holder in January 2009 and issued 500,000 shares of restricted common stock, at $0.07 per share, to the note holder to be held in escrow with the note holder’s attorney. Per the terms of the forbearance agreement, the escrow shares were released to the note holder in April 2009. The note holder retained the right to accept shares of the Company’s common stock in lieu of the Company’s indebtedness. In September 2009, the Company issued an additional 300,000 shares of unrestricted common stock to the note holder in order to provide sufficient shares of common stock to pay off its indebtedness per the terms of the forbearance agreement (see Note 7). For the three months ended March 31, 2010 and 2009, the Company expensed $833 and $45,000, respectively, of financing expenses related to the shares.

In January 2009, the Company executed a promissory note for $225,000, bearing interest at 10% per annum, maturing on January 23, 2012. Per the terms of the promissory note, the note holder of a $100,000 convertible note, executed in July 2008, rolled the convertible note balance and accrued interest owed into a purchase of nine units with each unit consisting of a 10% promissory note of $25,000 for a total of $225,000 and 82,000 shares of the Company’s common stock, valued at $0.06, for a total of 738,000 shares of common stock. An additional loan to the Company, in January 2009, of $100,000 by the note holder was included as part of the purchase of the nine units (see Notes 5 and 7). The shares were issued in February 2009. For the three months ended March 31, 2010 and 2009, the Company expensed $5,535 and $5,535, respectively, of financing expenses related to the shares.

In March 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on March 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The shares were issued in April 2009. For the three months ended March 31, 2010 and 2009, the Company expensed $417 and $0, respectively, of financing expenses related to the shares (see Notes 7 and 13).

In April 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on April 10, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. For the three months ended March 31, 2010 and 2009, the Company expensed $417 and $0, respectively, of financing expenses related to the shares (see Notes 7 and 13).

In May 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on May 27, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The shares were issued in June 2009. For the three months ended March 31, 2010 and 2009, the Company expensed $250 and $0, respectively, of financing expenses related to the shares (see Note 7).

In June 2009, the Company executed a promissory note for $25,000, bearing interest at 10% per annum, maturing on June 8, 2012. Per the terms of the promissory note, the note holder purchased one unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in June 2009. For the three months ended March 31, 2010 and 2009, the Company expensed $125 and $0, respectively, of financing expenses related to the shares (see Note 7).

In June 2009, the Company executed a promissory note for $75,000, bearing interest at 10% per annum, maturing on June 12, 2012. Per the terms of the promissory note, the note holder purchased three units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 150,000 shares of common stock. The shares were issued in August 2009. For the three months ended March 31, 2010 and 2009, the Company expensed $500 and $0, respectively, of financing expenses related to the shares (see Note 7).

In July 2009, the Company executed a promissory note for $35,000, bearing interest at 10% per annum, maturing on July 14, 2012. Per the terms of the promissory note, the note holder purchased 1.4 units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 70,000 shares of common stock. The shares were issued in August 2009. For the three months ended March 31, 2010 and 2009, the Company expensed $233 and $0, respectively, of financing expenses related to the shares (see Note 7).

In August 2009, the Company transferred the July 2009 assignment of $12,000 to an alternate accounts receivable invoice in the amount of $25,000 dated August 2009 and issued a new assignment to an unrelated party. As consideration for executing the July 2009 assignment, the Company paid an assignment fee of $250 to the assignee. As consideration for executing the August 2009 assignment, the Company issued 100,000 shares of restricted common stock, valued at $0.022 per share, to a relative of the assignee. The August 2009 assignment of $25,000 was repaid to the assignee in September 2009. In 2009, the Company expensed $2,200 of financing expenses related to the shares.

In August 2009, the Company executed a promissory note for $25,000, bearing interest at 10% per annum, maturing on August 18, 2012. Per the terms of the promissory note, the note holder purchased one unit consisting of a 10% promissory note of $25,000 and 75,000 restricted shares of the Company’s common stock, at market price. The shares were issued in August 2009. For the three months ended March 31, 2010 and 2009, the Company expensed $250 and $0, respectively, of financing expenses related to the shares (see Note 7).

In September 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on September 2, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. For the three months ended March 31, 2010 and 2009, the Company expensed $458 and $0, respectively, of financing expenses related to the shares (see Notes 7 and 13).

In September 2009, the Company assigned a September 2009 accounts receivable invoice in the amount of $25,000 to an unrelated party. As consideration for executing the assignment, the Company issued 100,000 shares of restricted common stock, valued at $0.099 per share, to a relative of the assignee. In 2009, the Company expensed $9,900 of financing expenses related to the shares (see Note 7). The assignment of $25,000 was repaid to the assignee in October 2009.

In September 2009, the Company executed a non-interest bearing promissory note for $60,000, maturing on December 31, 2009. As consideration for executing the note, the Company issued 250,000 shares of restricted common stock, valued at $0.099 per share, to the note holder. In 2009, the Company expensed $24,750 of financing expenses related to the shares (see Note 7). The note was repaid in December 2009.

In October 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on October 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 82,000 restricted shares of the Company’s common stock, valued at $0.10 per share, for a total of 164,000 shares of common stock. The shares were issued in November 2009. For the three months ended March 31, 2010 and 2009, the Company expensed $1,367 and $0, respectively, of financing expenses related to the shares (see Note 7).

In October 2009, the Company executed a promissory note for $18,750, bearing interest at 10% per annum, maturing on October 27, 2012. Per the terms of the promissory note, the note holder purchased three/fourths of one unit with each unit consisting of a 10% promissory note of $25,000 and 133,333 restricted shares of the Company’s common stock, valued at $0.10 per share, for a total of 100,000 shares of common stock. For the three months ended March 31, 2010 and 2009, the Company expensed $833 and $0, respectively, of financing expenses related to the shares (see Note 7).

In December 2009, the Company executed a promissory note for $7,500, bearing interest at 10% per annum, maturing on December 4, 2012. As consideration for executing the note, the Company issued 150,000 shares of restricted common stock, valued at $0.10 per share, to the note holder. For the three months ended March 31, 2010 and 2009, the Company expensed $1,250 and $0, respectively, of financing expenses related to the shares (see Note 7).

In March 2010, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on April 30, 2010. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, valued at $0.025 per share, for a total of 100,000 shares of common stock. For the three months ended March 31, 2010 and 2009, the Company expensed $2,500 and $0, respectively, of financing expenses related to the shares (see Note 7). In May 2010, the maturity date was extended to October 31, 2010.

Settlement of trade accounts payable of $141,000 for 60,000,000 unrestricted shares of its common stock

In March 2010, the Company reached a settlement with a vendor, whereby the vendor accepted (i) 60,000,000 unrestricted shares of its common stock valued at $0.001 per share or $60,000 in aggregate, and (ii) forgiveness of debt of $81,000. As part of the settlement, the Company issued 14,500,000 unrestricted shares of its common stock to eight parties and reduced its trade debt to the vendor by $14,500 in March 2010.

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

Issuance of Warrants for Financing and Services

For the interim periods ended March 31, 2010 or 2009, there were no warrants issued for financing and services.

The table below summarizes the Company’s warrants activities through March 31, 2010:

	Number of Warrant Shares	Exercise Price Range Per Share		Weighted Average Exercise Price	Fair Value at Date of Issuance	Intrinsic Value(in thousands)

Balance, January 1, 2009	1,368,467		$0.10 - $ 10.00	$0.818	$770,635	$-
Granted	700,000		$0.10 - $ 0.12	$0.114	$44,320	$-
Cancelled	-	$	- $ -	$-	$-	$-
Balance, December 31, 2009	2,068,467		$0.10 - $ 10.00	$0.580	$814,955	$-
Granted	-	$	- $ -	$-	$-	$-
Balance, March 31, 2010	2,068,467		0.10 - $ 10.00	0.580	878,665	$-
Earned and Exercisable, March 31, 2010	2,068,467			$0.580	$878,665	$-

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2010:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$10.00	8,050	5.00	$10.000	8,050	$10.000
$1.00 - $5.50	281,417	2.00	2.444	281,417	2.444
$0.10 - $0.80	1,779,000	2.00	0.242	1,779,000	0.242

	2,068,467	3.00	$0.580	2,068,467	$0.580

NOTE 12 - STOCK BASED COMPENSATION

2004 Equity Incentive Plan

In September 2004, the stockholders approved the Equity Incentive Plan for its employees (“Incentive Plan”), effective April 1, 2004. The number of shares authorized for issuance under the Incentive Plan was increased to 10,000,000 in September 2006, 15,000,000 in March 2007, 20,000,000 in June 2007 and 100,000,000 in December 2007, by unanimous consent of the Board of Directors. In August 2008, the Company repurchased, at no cost, employee stock options totaling 1,111,791 shares of common stock from twelve (12) employees as a result of a voluntary tender by the employees. The exercise price of the cancelled options ranged from $0.15 per share to $10.00 per share.

Option shares totaling 142,500 vest equally over a three year period beginning one-year from the date of grant, option shares totaling 200,000 vest in one-third increments of six months each over an eighteen month period from the date of grant, option shares totaling 1,084,797 vest over a one (1) year period from the date of grant, option shares totaling 2,000,012 vest over a three (3) month period from the date of grant and option shares totaling 4,100,000 vested upon issuance. At March 31, 2010, 92,472,691 shares were available for future issuance.

The table below summarizes the Company’s Incentive Plan stock option activities through March 31, 2010:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Weighted Average Remaining (in years) Contractual Term	Intrinsic Value(in thousands)

Balance, January 1, 2009	1,427,297	$0.08 - $ 10.00	$0.448	-	$-
Granted	4,100,000	$0.08	$0.080	-	$-
Cancelled	-	$-	$-	-	$-
Balance, December 31, 2009	5,527,297	$0.08 - $ 10.00	$0.175	-	$-
Granted	2,000,012	$0.02	$0.020	-	$-
Balance, March 31, 2010	7,527,309	$0.02 - $ 10.00	0.134		$-
Vested and Exercisable, March 31, 2010	6,194,106		$0.134	-	$-

As of March 31, 2010, an aggregate of 7,527,309 options were outstanding under the incentive plan. The exercise price for 37,500 options is $10.00, for 105,000 options is $1.00, for 9,231 is $0.375, for 15,705 is $0.24, for 16,388 options is $0.23, for 325,577 options is $0.20, for 171,131 options is $0.17, for 259,743 options is $0.15, 4,587,022 options is $0.08 and for 2,000,012 options is $0.02. As of March 31, 2009, an aggregate of 1,427,297 options were outstanding under the incentive plan. The exercise price for 37,500 options is $10.00, for 105,000 options is $1.00, for 9,231 is $0.375, for 15,705 is $0.24, for 16,388 options is $0.23, for 325,577 options is $0.20, for 171,131 options is $0.17, for 259,743 options is $0.15 and 487,022 options is $0.08. At March 31, 2010, there were 6,194,106 vested incentive plan stock options outstanding of which 666,809 options are exercisable at $0.02, 4,587,022 options are exercisable at $0.08, 259,743 options are exercisable at $0.15, 171,131 options are exercisable at $0.17, 325,577 options are exercisable at $0.20, 16,388 options are exercisable at $0.23, 15,705 options are exercisable at $0.24, 9,231 options are exercisable at $0.375, 105,000 options are exercisable at $1.00 and 37,500 options are exercisable at $10.00.

As of March 31, 2010, there was $26,229 of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 12 months.

The following table summarizes information concerning outstanding and exercisable Incentive Plan options as of March 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$10.000	37,500	6.00	$10.000	37,500	$10.000
$1.000	105,000	7.00	1.000	105,000	1.000
$0.020 - $0.375	7,384,809	8.00	0.068	6,051,606	0.068

	7,527,309	7.67	$0.134	6,194,106	$0.134

Non-Incentive Plan Stock Option Grants

Since December 31, 2005, the Company has outstanding an aggregate of 761,889 non-plan, non-qualified options for non-employees with 760,000 exercisable at $3.60 and 1,889 exercisable at $9.00 yielding a weighted average exercise price of $3.613 and no outstanding incentive options outside of the Plan.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Payroll Taxes

As of March 31, 2010, the Company owes $53,481 of payroll taxes, of which approximately $45,000 are delinquent from the year ended December 31, 2003. The Company has also recorded $32,462 of related estimated penalties and interest on the delinquent payroll taxes. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available.

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

Consulting Agreements

In November 2008, the Company executed a consulting agreement with a marketing firm whereby the firm shall provide the Company with a marketing and advertising strategy and also design the Company’s new web site and improve its internet presence. In November 2008, the Company’s investor group paid a retainer of $18,000 to the firm. In December 2008, the Company’s investor group paid the agreement Phase 1 fee of $17,500 to the firm (see Note 11). Phase 2 of the agreement is in progress and, upon its completion, the fee shall be $12,900. If the Company elects to proceed with the marketing firm once Phase 2 is completed, the monthly fee shall be $8,000. The Company has also agreed to pay a Success Fee to the firm in the amount of 5% of gross sales generated above the first $100,000 of gross sales of the Company’s GuardedID® product between November 2008 and December 2009. The Company terminated the agreement in June 2009.

In November 2009, the Company executed a website redesign and development agreement with a design firm whereby the firm shall design the Company’s new web site and improve its internet presence. As compensation for the services, the consultant received a deposit fee of $3,750 and shall receive additional milestone fees in the total amount of $3,750. As additional compensation, the consultant received 46,875 shares of the Company’s common stock, valued at $0.10 per share. Upon project completion, the consultant shall receive an additional 46,875 shares of the Company’s common stock (see Note 11).

In December 2009, the Company entered into a retainer agreement with an attorney, whereas the attorney will act as house counsel for the Company with respect to all general corporate matters. The agreement is at will and required a payment of 100,000 shares of common stock, valued at $0.05 per share, due upon execution. Commencing on January 1, 2010, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market (see Note 11).

Term Sheet

In November 2009, the Company executed a term sheet with a venture capital firm whereby the firm shall potentially fund the Company in an amount up to $3,500,000. As of December 31, 2009, the firm was undertaking the due diligence process relating to the term sheet. In December 2009, the Company paid a one-time good faith expense deposit of $15,000 to the firm. As of March 31, 2010, the Company and the venture capital firm were in discussions relating to the term sheet.

Settlement Agreement

In April 2009, the Company executed a settlement agreement with its former President whereby the Company has agreed to make monthly payments of $7,500, beginning in June 2009, in order to repay promissory notes, accrued interest, deferred payroll and expenses in the amount of $139,575 owed to its former President. The Company paid an initial installment payment of $12,500 to its former President in April 2009. The company paid an installment payment of $7,500 to its former President in September 2009. In September 2009, the Company executed an amendment to the settlement agreement whereby the payment terms and amount were revised. Effective September 2009, the Company shall make a $2,500 payment to its former President per Company payroll period. In the event the Company does not process a full payroll, the Company shall pay a proportionate percentage of the payment owed equal to the percentage of the total Company net payroll amount paid. For the three months ended March 31, 2010 and 2009, the Company paid $10,000 and $0, respectively, to its former President per the terms of the agreement and amendment. All of the payments made in accordance with the agreement and subsequent amendment were applied to the February 2008 promissory note balance owed to the Company’s former President (see Note 8).

Loan Repayment Agreement

In April 2009, the Company signed an agreement whereby two promissory notes executed with an unrelated company shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company. In September 2009, the Company executed an additional promissory note with the unrelated company that is included in the loan repayment agreement. For the three months ended March 31, 2010 and 2009, sales proceeds of $12,453 and $0, respectively, were applied to the balance of the notes (see Notes 7 and 11).

Due to Factor

In March 2007, the Company entered into a sale and subordination agreement with a factoring firm whereby the Company sold its rights to two invoices, from February 2007 and March 2007, totaling $470,200 to the factor. Upon signing the agreement and providing the required disclosures, the factor remitted 65%, or $144,440, of the February 2007 invoice and a certain percentage of $53,010 of the March 2007 invoice to the Company. The Company paid a $500 credit review fee to the factor relating to the agreement. Per the terms of the agreement, once the Company’s client remits the invoice amount to the factor, the factor deducts a discount fee from the remaining balance of the factored invoices and forwards the net proceeds to the Company. The discount fee is computed as a percentage of the face amount of the invoice as follows: 2.25% fee for invoices paid within 30 days of the down payment date with an additional 1.125% for each 15 day period thereafter. In September 2007, the February 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In December 2007, the March 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In February 2008, the Company and the factor have agreed to a total settlement amount of $75,000 to be paid by the Company to the factor in September 2008 unless both parties mutually agree to extend the due date. In September 2008, the Company and the factor reached a verbal agreement to extend the due date to December 31, 2008. The Company is pursuing an extension. As of March 31, 2010, the balance due to the factor by the Company was $209,192 including interest.

NOTE 14 - CONCENTRATION OF CREDIT RISK

Customers and Credit Concentrations

Revenue concentrations for the three months ended March 31, 2010 and 2009 and the receivables concentrations at March 31, 2010 and December 31, 2009 are as follows:

	Net Sales for the Three Months Ended		Accounts receivable at
	March 31, 2010	March 31, 2009	March 31, 2010	December 31, 2009
Customer A	32.2%	27.8%	25.8%	14.2%
Customer B	23.8%	15.1%	22.4%	12.5%
Customer C	18.8%	13.3%	35.6%	10.5%
Customer D	2.3%	1.5%	-%	-%
Customer E	2.1%	2.4%	1.5%	1.6%
	79.2%	60.1%	85.3%	38.8%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of March 31, 2010 through May 24, 2010, the date when the financial statements were issued. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Notes Payable

In April 2010, the Company executed a promissory note with an unrelated individual in the amount of $80,000. The note bears interest at 10% per annum with principal due July 23, 2010. In connection with the promissory note, the Company issued to the individual 500,000 shares of restricted common stock, valued at $0.02 per share.

Notes Payable – Related Parties

In May 2010, the Company executed a non-interest bearing promissory note with its CEO in the amount of $25,000. The note is to be repaid from the Company’s proceeds relating to an additional promissory note to be executed with an unrelated party in May 2010.

Issuance of Warrants for Financing

In April 2010 the Company issued 100,000 warrants with an exercise price of $0.015 per share and an expiration date of April 8, 2013 to a note holder as consideration for executing a convertible promissory note extension (see Note 5).

In this Quarterly Report on Form 10-Q, “Company,” “our company,” “us,” “SFT,” “StrikeForce,” “we” and “our” refer to StrikeForce Technologies, Inc. unless the context requires otherwise.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations. Important factors that could cause actual results to differ materially from our expectations are disclosed in this quarterly report as well as in our annual report on Form 10-K for the year ended December 31, 2009 as filed with the United States Securities and Exchange Commission (“SEC”) on May 4, 2010. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

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

We own the exclusive right to license and develop various identification protection software products to protect computer networks from unauthorized access and to protect network owners and users from identity theft. We have developed a suite of products partly based upon the exclusive license and our management is seeking to commercially exploit the products in the areas of financial services, e-commerce, corporate, government, healthcare and consumer sectors. We are a development stage business and have had nominal revenues since our formation. On August 3, 2005 our registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission (the “SEC”) and on December 14, 2005, we received our clearance for quotation on the Over-The-Counter Bulletin Board. On November 2 2006, we filed a Post-Effective Amendment to our Form SB-2 Registration Statement with the SEC. The SEC declared our Post-effective Amendment effective on November 8, 2006.

We began our operations in 2001 as a reseller and integrator of computer hardware and iris biometric technology. From the time we started our operations through the first half of 2003, we derived the majority of our revenues as an integrator. In December 2002, upon the acquisition of the licensing rights to certain intellectual property and patent pending technology from NetLabs.com, we shifted the focus of our business to developing and marketing our own suite of security products. Based upon the acquired licensing rights and additional research and development, we have developed various identification protection software products to protect computer networks from unauthorized access and to protect network owners and users from identity theft. Our management is seeking to commercially exploit the products in the areas of financial services, e-commerce, corporate, government, healthcare and consumer sectors.

We completed the development of our ProtectID® platform at the end of June 2006 and we completed the core development of our keyboard encryption and anti-keylogger product, GuardedID®, in December 2006, with continuous enhancements, which is currently being sold and distributed. We seek to locate customers in a variety of ways. These include contracts primarily with value added resellers and distributors (both inside the United States and internationally), direct sales calls initiated by our internal staff, exhibitions at security and technology trade shows, through the media, consulting agreements and through our own and agent relationships. Our sales generate revenue either as an Original Equipment Manufacturer (“OEM”) model, through a Hosting/License agreement, bundled with other company’s products or through direct purchase by customers. We price our products for hosted consumer transactions based on the number of transactions in which our software products are utilized. We also price our products for business applications based on the number of users. These pricing models provide the Company with one-time, monthly, quarterly and yearly recurring revenues. We are also generating revenues from annual maintenance contracts, renewal fees and project an increase in revenues based upon the execution of various agreements that we have recently closed and are being implemented.

We generated all of our revenues of $54,850 for the three months ended March 31, 2010, and $83,266, for the three months ended March 31, 2009, from the sales of our security products. We market our products to financial service firms, e-commerce companies, government agencies and the enterprise market in general and with virtual private networks, as well as technology service companies that service all the above markets. We seek such sales through our own direct efforts and primarily through distributors, resellers and third party agents. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in production installations and pilot projects with various distributors, resellers and direct customers, as well as having reached additional reseller agreements with strategic vendors internationally. Our GuardedID® product is also being sold directly to consumers, primarily through the Internet as well as distributors, resellers, third party agents and potential OEM agreements by bundling GuardedID® with their products, which could provide a value-add to their own products and offerings, as well as to the Enterprise.

We have incurred substantial losses since our inception. Our management believes that our products provide a cost-effective and technologically competitive solution to address the problems of network security and identity theft in general. There can be no assurance, however, that our products will continue to gain acceptance in the commercial marketplace or that one of our competitors will not introduce technically superior products.

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

Results of Operations

THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

Revenues for the three months ended March 31, 2010 were $54,850 compared to $83,266 for the three months ended March 31, 2009, a decrease of $28,416 or 34.1%. The decrease in revenues was primarily due to the decrease in sales of our software products and by a decreased number of transactions being processed by our clients through the ASP hosting facility.

Revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign on fees and recurring transaction revenues. Hardware sales for the three months ended March 31, 2010 were $565 compared to $849 for the three months ended March 31, 2009, a decrease of $284. The decrease in hardware revenues was primarily due to the decrease in our sales of our one-time-password token key-fobs. Software, services and maintenance sales for the three months ended March 31, 2010 were $31,308 compared to $44,291 for the three months ended March 31, 2009, a decrease of $12,983. The decrease in software, services and maintenance revenues was primarily due to the decrease in sales of our software products. Sign on fees for access to our hosted service provider to utilize our ASP transaction model amounted to $0 for the three months ended March 31, 2010 compared to $2,000 for the three months ended March 31, 2009, a decrease of $2,000. The decrease was due to the decrease in signing up new ASP hosted and e-commerce clients. Transaction revenues from the ASP hosting model were $22,977 for the three months ended March 31, 2010 compared to $36,126 for the three months ended March 31, 2009, a decrease of $13,149. The decrease was caused by a decreased number of transactions being processed by our clients through the ASP hosting facility.

Cost of revenues for the three months ended March 31, 2010 was $23,203 compared to $21,514 for the three months ended March 31, 2009, an increase of $1,689, or 7.9%. The increase resulted primarily from the increase in costs associated with our ProtectID® hosted cloud services. Cost of revenues as a percentage of total revenues for the three months ended March 31, 2010 was 42.3% compared to 25.8% for the three months ended March 31, 2009. The increase resulted primarily from the increased cost of sales associated with our ProtectID® product.

Gross profit for the three months ended March 31, 2010 was $31,647 compared to $61,752 for the three months ended March 31, 2009, a decrease of $30,105, or 48.8%. The decrease in gross profit was primarily due to the decrease in sales of our software products and by a decreased number of transactions being processed by our clients through the ASP hosting facility.

Research and development expenses for the three months ended March 31, 2010 were $111,191 compared to $105,041 for the three months ended March 31, 2009, an increase of $6,150, or 5.9%. The increase was primarily attributable to the increase in the time expended by our personnel relating to updating and testing the current versions of our software products. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative (“SGA”) expenses for the three months ended March 31, 2010 were $298,529 compared to $347,486 for the three months ended March 31, 2009, a decrease of $48,957 or 14.1%. The net decrease was due primarily to decreases in professional fees and rent expense. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, travel costs, non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other (income) expense for the three months ended March 31, 2010 was $179,420 as compared to ($116,096) for the three months ended March 31, 2009, representing an increase in other expense of $295,516, or 255%. The increase was primarily due to the increase in net, mark to market changes in the fair value of derivative financial instruments relating to the convertible secured promissory notes.

Our net loss for the three months ended March 31, 2010 was $557,493 compared to a net loss of $274,679 for the three months ended March 31, 2009, an increase in net loss of $282,814, or 103%. The increase in our net loss was due to the decrease in sales of our software products and by the increase in net, mark to market changes in the fair value of derivative financial instruments relating to the convertible secured promissory notes.

Liquidity and Capital Resources

Our total current assets at March 31, 2010 were $391,518, including $396 in cash and $0 in restricted cash as compared with $304,449 in total current assets at March 31, 2009, which included cash of $1,070 and $27,887 in restricted cash. Additionally, we had a stockholders’ deficiency in the amount of $8,622,132 at March 31, 2010 as compared to a stockholders’ deficiency of $6,878,008 at March 31, 2009. The increase in the deficiency is a result of our net losses. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. The liabilities include a computed liability for the fair value of derivatives of $581,206, which will only be realized on the conversion of the derivatives, or settlement of the debentures.

We financed our operations during the three months ended March 31, 2010 through debt and equity financing, recurring revenues from our ProtectID® and ValidateID® hosting platforms, sales of our ProtectID® licensed platform and sales of our GuardedID® keystroke encryption technology. Management anticipates that we will rely, at least in the near future, on a substantial percentage of the sales of our GuardedID® and ProtectID® products. We phased out our ValidateID® product offering at the end of April 2010 so that we can focus on our other two products. We anticipate that we will have a limited number of customers for our other products and may continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market grows, management believes, but cannot guarantee, we will attain greater numbers of customers and the concentrations would then diminish. Until this is accomplished, management will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing commitments of capital expenditures and until our sales revenue can provide greater liquidity.

The number of common shares outstanding increased from 18,366,624 shares at the three months ended March 31, 2009 to 39,193,124 at the three months ended March 31, 2010, an increase of 113%. The increase in the number of common shares outstanding was primarily due to the number of shares issued relating to debt settlement, financing and consulting.

We have historically incurred losses and we anticipate that we will not generate any significant revenues until the third quarter of 2010. Our operations presently require funding of approximately $106,000 per month. Management believes, but cannot provide assurances, that we will be profitable within the next nine months, based on recently executed contracts and potential contracts we anticipate closing by the end of the second quarter of 2010 in the financial industry, technology, insurance, enterprise, government, and consumer sectors in the United States, Latin America, Europe and Asia. There can be no assurance, however, that the sales anticipated will materialize or that we will achieve the profitability we have forecasted.

At March 31, 2010, $542,588 in aggregate principal amount of the Citco Global Custody NV (“Citco Global”) debentures, as assigned by YA Global and Highgate in April 2009 (see below), was issued and outstanding.

At March 31, 2010, $267,920 in aggregate principal amount of the YA Global Investments, LP (“YA Global”) debenture remained outstanding.

In January 2008, we executed a Forbearance Agreement with YA Global whereby YA Global and Highgate have agreed to forbear from exercising their rights under the secured convertible debentures through February 27, 2008. The terms of the Forbearance Agreement record the amount due to YA Global and Highgate from us to be $1,214,093, which includes principal, interest and the redemption premium. The terms also include a reduction in the YA Global and Highgate Fixed Conversion Price to $0.065. In connection with this Forbearance Agreement, we issued to YA Global 500,000 contingency common stock purchase warrants with an exercise price of $0.15 per share. The common stock purchase warrants are exercisable for a period of five (5) years from date of issuance. The common stock purchase warrants are held in escrow and would only be released to YA Global if the total amount due by our company was not paid to YA Global by February 29, 2008. The total amount of our indebtedness to YA Global and Highgate in the amount of $1,214,093, as agreed to in the Forbearance Agreement, is further broken down as:

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

•

$100,000 (YA Global promissory note dated May 1, 2006)

•

$15,781 (YA Global accrued and unpaid interest on note)

In February 2008, the Forbearance Agreement was amended and extended to May 15, 2008, including the terms of the contingency common stock purchase warrants. Per the terms of the amendment, YA Global and Highgate received an additional 105 days of interest for a total amount of $28,328.84 additional interest. The additional interest plus a security deposit of $171,671.16 were paid to YA Global and Highgate per the terms of a debt assignment agreement executed with an investor group in February 2008, for a total amount paid to YA Global of $200,000. The security deposit will be applied to the amount due YA Global and Highgate if the remaining balance due of $1,042,421.84 is paid in full by May 15, 2008. Otherwise, the security deposit will be applied to YA Global as liquidated damages.

In May 2008, we executed a Forbearance Agreement with YA Global that supersedes the January 2008 agreement and February 2008 amendment, whereby YA Global and Highgate have agreed to forbear from exercising their rights under the secured convertible debentures through October 15, 2008. Per the terms of the May 2008 Forbearance Agreement, we agreed to use our best efforts to make available sufficient authorized shares of its common stock to effect conversion of the entire amount outstanding, to YA Global and Highgate, by October 15, 2008. The terms of the contingency common stock purchase warrants became applicable to the terms of the May 2008 Forbearance Agreement. Additionally, per the terms of the agreement, the SIG paid $75,000 to YA Global in May 2008 which is further broken down as:

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

During the three months ended March 31, 2010, YA Global converted $10,000 of the April 23, 2009 debenture into 390,625 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion was made on March 1, 2010 at a conversion price of $0.0256 per share.

During the three months ended March 31, 2010, we issued an unsecured convertible note in an aggregate total of $30,000 to one unrelated party.

During the three months ended March 31, 2010, we repaid a total of $12,453 of unsecured notes to one unrelated party.

During the three months ended March 31, 2010, we issued unsecured notes in an aggregate total of $54,120 to one related party. Additionally, during the three months ended March 31, 2010, we repaid a total of $14,120 of unsecured notes to two related parties.

Summary of Funded Debt

As of March 31, 2010 our company’s open unsecured promissory note balance was $2,377,047, net of discount on promissory notes of $83,270, listed as follows:

•

$100,000 to YA Global (in April 2009 the note was extended to December 31, 2010. The note shall become convertible if not repaid by August 20, 2010.) – current portion

•

$18,750 to an unrelated individual

•

$275,000 to an unrelated individual

•

$99,067 to an unrelated company

•

$210,000 to an unrelated company

•

$7,500 to an unrelated individual – current portion = $1,450,000

•

$1,750,000 to twenty unrelated individuals through term sheet with the SIG

As of March 31, 2010 our company’s open unsecured related party promissory note balances were $698,500, listed as follows:

•

$676,000 to our CEO – current portion

•

$22,500 to our former President – current portion

As of March 31, 2010 our company’s open convertible secured note balances were $810,508, listed as follows:

•

$542,588 to Citco Global (as assigned in 04/09 by YA Global and Highgate)

•

$267,920 to YA Global (04/09 secured debenture)

As of March 31, 2010 our company’s open convertible note balances were $1,128,406, net of discount on convertible notes of $17,106, listed as follows:

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

•

$120,000 to three unrelated individuals (08/07 unsecured debentures) – current portion

•

$50,000 to two unrelated individuals (12/09 unsecured debentures)

•

$30,000 to an unrelated company (03/10 unsecured debenture)

As of March 31, 2010 our company’s open convertible note balances - related parties were $419,255, listed as follows:

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

We are assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses of $557,493 for the three months ended March 31, 2010, compared to a net operating loss of $274,679 for the three months ended March 31, 2009. At March 31, 2010, the Company's accumulated deficit was $20,717,057, its working capital deficiency was $7,657,702 and approximately 93% of its assets consist of deferred royalties. Additionally, for the three months ended March 31, 2010, we had negative cash flows from operating activities of $124,973. Since our inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business may require additional capital. These conditions raise substantial doubt about our ability to continue as a going concern.

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

•

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

Subsequent Events

On February 24, 2010, the FASB issued guidance in the “Subsequent Events” topic of the FASC to provide updates including: (1) requiring the company to evaluate subsequent events through the date in which the financial statements are issued; (2) amending the glossary of the “Subsequent Events” topic to include the definition of “SEC filer” and exclude the definition of “Public entity”; and (3) eliminating the requirement to disclose the date through which subsequent events have been evaluated. This guidance was prospectively effective upon issuance. The adoption of this guidance did not impact the Company’s results of operations of financial condition.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Additional Information

We file reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, March 31, 2010. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

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

ITEM 1A - Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in our Annual Report on Form 10-K for the year ended December 31, 2009, before investing in our common stock. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment. We have updated or restated the risk factors previously disclosed in our prior reports to the Securities and Exchange Commission on Forms 10-K and 10-Q.

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

BECAUSE WE ARE QUOTED ON THE OTCBB INSTEAD OF AN EXCHANGE OR NATIONAL QUOTATION SYSTEM, OUR INVESTORS MAY HAVE A TOUGHER TIME SELLING THEIR STOCK OR EXPERIENCE NEGATIVE VOLATILITY ON THE MARKET PRICE OF OUR STOCK.

Our common stock is traded on the OTCBB. The OTCBB is often highly illiquid. There is a greater chance of volatility for securities that trade on the OTCBB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

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

VOLATILITY IN OUR COMMON SHARE PRICE MAY SUBJECT US TO SECURITIES LITIGATION, THEREBY DIVERTING OUR RESOURCES THAT MAY HAVE A MATERIAL EFFECT ON OUR PROFITABILITY AND RESULTS OF OPERATIONS.

As discussed in the preceding risk factors, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

Special Note Regarding Forward-Looking Statements

This filing contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and good faith beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our proposed services and the products we expect to market, our ability to establish a customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this filing, words such as, “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates” and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2010, YA Global converted $10,000 of the April 23, 2009 debenture into 390,625 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion was made on March 1, 2010 at a conversion price of $0.0256 per share.

In March 2010, the Company issued 100,000 shares of its common stock, valued at $0.025 per share, and issuable to an individual as consideration for a promissory note executed with the individual.

In March 2010, the Company issued 14,500,000 unrestricted shares of its common stock to eight parties, valued at $0.001, pursuant to a settlement agreement reached with a vendor.

In March 2010, the Company issued 7,500 shares of its common stock, valued at $0.04 per share for 2,500 shares, $0.05 per share for 2,500 shares and $0.055 per share for 2,500 shares, and issuable to a law firm as compensation for general counsel legal services rendered.

In March 2010, the Company issued stock options to purchase 2,000,012 shares of common stock to ten employees. The options were issued in accordance with the Company’s 2004 Equity Incentive Plan. The options are exercisable at $0.02 per share and expire in March 2013. The shares become fully vested after a three month vesting period.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. REMOVED AND RESERVED

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

STRIKEFORCE TECHNOLOGIES, INC.

Dated: May 24, 2010	By: /s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: May 24, 2010	By: /s/ Mark Joseph Corrao
Mark Joseph Corrao
Chief Financial Officer and Principal Accounting Officer