Form 10-Q
period 2010-06-30
StrikeForce Technologies Inc.
filed 2010-08-23
CIK 1285543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

 X .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files). Yes      . No  X .

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

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: At August 5, 2010, there were 45,830,809 shares of Common Stock, $0.0001 par value per share issued and outstanding

STRIKEFORCE TECHNOLOGIES, INC.

FORM 10-Q

June 30, 2010

PART I - FINANCIAL INFORMATION

Item 1.

 Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

STRIKEFORCE TECHNOLOGIES, INC.

JUNE 30, 2010 AND 2009

 STRIKEFORCE TECHNOLOGIES, INC.

BALANCE SHEETS

ASSETS
	June 30, 2010	December 31, 2009
	(Unaudited)
Current Assets:
Cash and cash equivalents	$3,567	$67,821
Accounts receivable	23,219	23,932
Current portion of deferred royalties	-	326,808
Prepayments and other current assets	9,489	38,764
Total current assets	36,275	457,325

Property and equipment, net	4,669	6,873
Deferred royalties, net of current portion	-	816,204
Website development cost, net	-	77
Patents	4,329	4,329
Security deposit	8,684	8,684
Total Assets	$53,957	$1,293,492

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Derivative financial instruments	$586,973	$518,666
Current maturities of convertible notes payable, net of discount of $9,629
and $24,336, respectively	1,055,883	1,041,176
Convertible notes payable - related parties	419,255	419,255
Current maturities of notes payable	1,655,000	100,000
Notes payable - related parties	693,400	658,500
Capital leases payable	5,532	5,532
Accounts payable	1,005,165	924,906
Accrued expenses	2,725,177	2,275,771
Payroll taxes payable	53,481	53,481
Due to factor	209,192	209,192
Due to employees	-	50,824
Total current liabilities	8,409,058	6,257,303

Convertible secured notes payable	810,508	820,508
Convertible notes payable, net of current maturities	80,000	50,000
Notes payable, net of current maturities and discount of $73,385 and $94,905, respectively	849,414	2,277,864
Total Liabilities	10,148,980	9,405,675

Commitments and contingencies

Stockholders' Deficit
Preferred stock at $0.10 par value; 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.0001 par value; 100,000,000 shares authorized;
43,400,624 and 24,194,999 shares issued and outstanding, respectively	4,341	2,420
Additional paid-in capital	12,156,994	12,044,961
Accumulated deficit	(22,256,358)	(20,159,564)
Total Stockholders' Deficit	(10,095,023)	(8,112,183)
Total Liabilities and Stockholders' Deficit	$53,957	$1,293,492

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009

Revenues	$47,534	$63,967	$102,384	$147,233

Cost of sales	5,639	17,687	28,842	39,201

Gross profit	41,895	46,280	73,542	108,032

Operating expenses:
Selling, general and administrative expenses	348,127	370,637	646,656	718,123
Research and development	96,439	101,929	207,630	206,971
Total operating expenses	444,566	472,566	854,286	925,094

Loss from operations	(402,671)	(426,286)	(780,744)	(817,062)

Other (income) expense:
Interest income	-	(87)	-	(396)
Interest expense	2,755	3,055	4,208	4,979
Financing expense	148,500	(59,243)	277,357	93,103
Derivative instruments (income) expense, net	5,767	250,288	75,288	(17,284)
Forgiveness of debt	-	-	(20,411)	(2,485)
Loss on restructure of debt	-	64,804	-	64,804
Impairment of Deferred Royalties	979,608	-	979,608	-
Other (income) expenses, net	-	3,590	-	3,590
Total other (income) expense, net	1,136,630	262,407	1,316,050	146,311

Loss before income taxes	(1,539,301)	(688,693)	(2,096,794)	(963,373)

Income tax provision	-	-	-	-

Net loss	$(1,539,301)	$(688,693)	$(2,096,794)	$(963,373)

Net loss per common share - basic and diluted	$(0.04)	$(0.04)	$(0.07)	$(0.05)

Weighted average number of common shares outstanding - basic and diluted	39,838,261	18,550,553	32,137,002	18,238,116

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2009

	Common stock at $0.0001 par value		Additional		Total
			Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2008	17,121,124	$1,712	$11,193,081	$(17,920,483)	$(6,725,690)

Sale of shares of common stock including warrants	3,250,000	325	202,025	-	202,350

Issuance of shares of common stock for consulting services	676,875	68	28,932	-	29,000

Issuance of shares of common stock for financing	3,147,000	315	250,855	-	251,170

Issuance of warrants in connection with convertible notes payable	-	-	23,860	-	23,860

Issuance of stock options for employee stock option compensation	-	-	346,208	-	346,208

Net loss	-	-	-	(2,239,081)	(2,239,081)

Balance at December 31, 2009	24,194,999	$2,420	$12,044,961	$(20,159,564)	$(8,112,183)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED

JUNE 30, 2010 (UNAUDITED)

	Common stock at $0.0001 par value		Additional		Total
			Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2009	24,194,999	$2,420	$12,044,961	$(20,159,564)	$(8,112,183)

Issuance of shares of common stock for consulting services	3,015,000	302	21,291	-	21,593

Issuance of shares of common stock for financing	1,300,000	130	18,170	-	18,300

Issuance of shares of common stock for debt settlement	14,500,000	1,450	13,050	-	14,500

Issuance of shares of common stock for conversions of	390,625	39	16,942	-	16,981
secured convertible notes payable

Issuance of warrants in connection with convertible notes payable	-	-	2,980	-	2,980

Issuance of stock options for employee stock option compensation	-	-	39,600	-	39,600

Net loss	-	-	-	(2,096,794)	(2,096,794)

Balance at June 30, 2010	43,400,624	$4,341	$12,156,994	$(22,256,358)	$(10,095,023)

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net loss	$(2,096,794)	$(963,373)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,281	4,566
Forgiveness of debt	(20,411)	(9,544)
Amortization of discount on convertible notes	36,228	32,975
Amortization of deferred royalties	163,404	155,866
Expense paid through issuance of note	-	20,000
Mark to market on derivative financial instruments	75,288	(17,284)
Impairment of deferred royalties	979,608	-
Issuance of stock options for employee stock option compensation	39,600	20,258
Issuance of common stock, options and warrants for consulting services	21,593	4,573
Issuance of common stock and warrants for financing expense	21,280	45,000
Changes in operating assets and liabilities:
Accounts receivable	713	(11,338)
Prepaid expenses	29,275	(2,967)
Accounts payable	94,758	64,156
Accrued expenses	469,817	206,146
Amount received from (paid to) employees	(50,824)	481
Net cash used in operating activities	(234,184)	(450,485)

Cash flows from investing activities:
Change in restricted cash	-	44,804
Net cash provided by investing activities	-	44,804

Cash flows from financing activities:
Proceeds from notes payable	130,000	455,000
Proceeds from convertible notes payable	30,000	-
Proceeds from notes payable - related parties	81,520	-
Payments of notes payable	(24,970)	(55,824)
Payments of notes payable - related parties	(46,620)	(12,500)
Net cash provided by financing activities	169,930	386,676

Net change in cash and cash equivalent	(64,254)	(19,005)

Cash and cash equivalents at beginning of period	67,821	43,030

Cash and cash equivalents at end of period	$3,567	$24,025

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$293,821
Income taxes	$-	$1,091

Non-cash investing and financing activities:
Conversion of convertible notes payable into common stock	$16,981	$-
Issuance of promissory note for consulting services	$-	$-
Issuance of warrants for convertible notes	$-	$-
Issuance of warrants for promissory notes	$-	$-

STRIKEFORCE TECHNOLOGIES, INC.

JUNE 30, 2010 and 2009

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

NOTE 1- NATURE OF OPERATIONS

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, along with the reporting amounts of revenues and expenses during the reported period. Significant estimates include, but are not limited to, the estimated useful lives of property and equipment and website development costs. Actual results could differ from those estimates.

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

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company had no recorded bad debt expense for the six months ended June 30, 2010 and 2009, respectively. There were no allowances for doubtful accounts at June 30, 2010 or December 31, 2009.

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

Patents

All costs incurred to the point when a patent application is to be filed are expensed as incurred as research and development cost. Patent application costs, generally legal costs, thereafter incurred are capitalized. Patents are amortized over the expected useful lives of the patents, which is generally 17 to 20 years for domestic patents and 5 to 20 years for foreign patents, once the patents are granted or are expensed if the patent application is rejected. The costs of defending and maintaining patents are expensed as incurred. As of June 30, 2010, the Company capitalized $4,329 in patent application costs as incurred with no amortization due to the fact that the patent applications are still pending.

Impairment of long-lived assets

Long-lived assets, which include property and equipment, deferred royalties, website development cost and patents are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable or the useful lives are shorter than originally estimated.

The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, , whichever is more reliably measurable . If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives. The management of the Company determined that there was an impairment of deferred royalties at June 30, 2010. Based on management’s evaluation, the Company recorded impairment of deferred royalties of $979,608 at June 30, 2010. The Company determined that there was no impairment at June 30, 2009 or for the interim period then ended.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, prepayments and other current assets, accounts payable, accrued expenses, payroll taxes payable, and due to factor, approximate their fair values because of the short maturity of these instruments.  The Company’s notes payable, convertible notes payable, convertible secured notes payable, and capital leases payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2010 and 2009.

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

Derivatives

The codification requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation. At June 30, 2010, the Company had not entered into any transactions which were considered hedges.

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

Fixed price service contracts - Revenue from fixed price service contracts is recognized over the term of the contract based on the percentage of services that are provided during the period compared with the total estimated services to be provided over the entire contract.  Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent.  Revenue from maintenance is recognized over the contractual period or as the services are performed.  Revenue in excess of billings on service contracts is recorded as unbilled receivables and is included in trade accounts receivable.  Billings in excess of revenue that is recognized on service contracts are recorded as deferred income until the aforementioned revenue recognition criteria are met.

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

	June 30,	June 30,
	2010	2009
Risk-free interest rate	1.6%	2.2% - 4.0%
Dividend yield	0.00%	0.00%
Expected volatility	292%	60% - 375%
Expected option life	3 years	5 - 10 years

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

Software development costs

Paragraph 985-20-25-3 of FASB Accounting Standards Codification requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers.  Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life.  To date, all costs have been accounted for as research and development costs and no software development cost has been capitalized.  Total research and development costs for the six months ended June 30, 2010 and 2009 were $207,630 and $206,971, respectively.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt, which excludes 7,527,309 shares of stock options, 2,168,467 shares of common stock issuable under warrants and 17,654,755 shares of common stock issuable under the conversion feature of the convertible notes payable for the six months ended June 30, 2010, and 1,427,297 shares of stock options, 1,488,743 shares of common stock issuable under warrants and 1,920,509 shares of common stock issuable under the conversion feature of the convertible notes payable for the six months ended June 30, 2009, respectively. These potential shares of common stock were not included as they were anti-dilutive.

Commitment and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently issued accounting pronouncements

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that require new disclosures as follows:

1.

Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.

Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

1.

Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.

Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”, which provides amendments to Subtopic 855-10 as follows:

1.

An entity that either (a) is an SEC filer or(b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.

2.

An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements.

3.

The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles.

All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

In April 2010, the FASB issued the FASB Accounting Standards Update No. 2010-17 “Revenue Recognition — Milestone Method (Topic 605) Milestone Method of Revenue Recognition”, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should:

1.

Be commensurate with either of the following:

a.

The vendor's performance to achieve the milestone

b.

The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor's performance to achieve the milestone

2.

Relate solely to past performance

3.

Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.

A vendor's decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this Update is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

A vendor that is affected by the amendments in this Update is required to provide all of the following disclosures:

1.

A description of the overall arrangement

2.

A description of each milestone and related contingent consideration

3.

A determination of whether each milestone is considered substantive

4.

The factors that the entity considered in determining whether the milestone or milestones are substantive

5.

The amount of consideration recognized during the period for the milestone or milestones.

The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. Additionally, a vendor electing early adoption should disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption:

1.

Revenue

2.

Income before income taxes

3.

Net income

4.

Earnings per share

5.

The effect of the change for the captions presented.

A vendor may elect, but is not required, to adopt the amendments in this Update retrospectively for all prior periods.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $22,256,358 and a working capital deficiency of $8,372,783 at June 30, 2010 and had a net loss of $2,096,794 and cash used in operations of $234,184 for the six months ended June 30, 2010, respectively.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering or debt financing.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

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

The management of the Company determined that there was an impairment of deferred royalties at June 30, 2010. Based on management’s evaluation, the Company recorded impairment of deferred royalties of $979,608 at June 30, 2010.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
(1) Convertible note bearing interest at 8% per annum maturing on March 28, 2008, with a conversion price of $9.00 per share. As of June 30, 2010, the Company has not received a response from the note holder regarding a settlement agreement.	$235,000	$235,000
(2) Convertible non-interest bearing note, having a conversion price of $9.00 per share and maturing on June 30, 2006. As of June 30, 2010, the Company has not received a response from the note holder regarding a settlement agreement.	7,000	7,000
(3) Convertible notes bearing interest at 8% per annum with a conversion price of $9.00 per share. In December 2009 the notes were extended to mature on December 31, 2010.	50,000	50,000
(4) Convertible note bearing interest at 9% per annum maturing on June 9, 2009, with a conversion price of $1.40 per share. In February 2010 the note was extended to mature on December 9, 2010.	200,000	200,000
(5) Convertible note bearing interest at 9% per annum maturing on September 29, 2009, with a conversion price of $0.80 per share. In May 2010 the note was extended to mature on December 31, 2010.	150,000	150,000

(6) Six units, sold in February 2007 to six individuals, each consisting of an 18% convertible note of $16,667 for a total of $100,000, maturing August 31, 2007, with a conversion price of $0.50 per share and 6,667 bonus shares of the Company’s common stock, per individual, valued at $0.3988, for a total of 40,000 shares of common stock. Six months of prorated interest of $8,729, was due at closing and paid to the note holders. In November 2007 the notes were extended to April 30, 2008. Per the terms of the extensions, the Company repaid 20% of the note balances in November 2007. Of the remaining balances, 20% was due by January 31, 2008 and 60% plus accrued interest was due by April 30, 2008. The payments have been extended by the Company. In conjunction with the November extensions, the note holders shall receive an aggregate total of 20,000 shares of the Company’s common stock per month (“extension shares”) with a value based on the closing market price of the stock on the 18th of each month. In June 2008, the Company paid $9,768 against the six notes. In November 2008, the Company and the six note holders agreed to an amendment to the unit purchase agreements whereby the open note balances, accrued interest and shares of common stock recorded but not yet issued were forgiven and cancelled.  The Company also issued 320,928 warrants with an exercise price of $0.20 per share, expiring December 22, 2012 to five of the note holders. As of June 30, 2010, one note holder has not yet agreed to the final settlement balance and his note balance of $3,512 remains open. In 2008, Company expensed $45,060 of financing expenses related to the shares issued for the note extensions and settlement (see Note 11).

	3,512	3,512
(7) Convertible note executed in May 2007 bearing interest at 9% per annum with an extended maturity date of November 1, 2009, with a conversion price of $0.35 per share. The Company issued 57,143 warrants with an exercise price of $0.70 per share and an expiration date of May 1, 2009. In May 2010 the note was extended to December 31, 2010.	100,000	100,000

(8) Convertible notes executed in June 2007 bearing interest at 8% per annum maturing on June 29, 2009, with a conversion price of $0.20 per share. The Company issued 100,000 warrants with an exercise price of $0.40 per share and an expiration date of June 29, 2009. In January 2010 the notes were extended to mature on December 29, 2010.	100,000	100,000
(9) Convertible note executed in July 2007 bearing interest at 8% per annum maturing on July 2, 2009, with a conversion price of $0.20 per share. The Company issued 100,000 warrants with an exercise price of $0.40 per share and an expiration date of July 2, 2009. In March 2010 the note was extended to mature on January 2, 2011 and in April 2010 the Company issued 100,000 warrants with an exercise price of $0.015 per share and an expiration date of April 8, 2013 related to the extension (see Note 15).	100,000	100,000
(10) Convertible notes executed in August 2007 bearing interest at 9% per annum maturing on August 9, 2009, with a conversion price of $0.25 per share. The Company issued 96,000 warrants with an exercise price of $0.40 per share and an expiration date of August 9, 2009. In July 2009 the notes were extended to mature on February 9, 2010. In February 2010, one of the notes, for $20,000, was extended to mature on August 8, 2010. In April 2010, the remaining notes were extended to mature on August 9, 2010. The Company is pursuing extensions.	120,000	120,000
(11) Convertible notes executed in December 2009 bearing interest at 9% per annum maturing on December 1, 2012, with a conversion price of $0.105 per share. The Company issued 200,000 warrants with an exercise price of $0.10 per share and an expiration date of December 1, 2012. For the six months ended June 30, 2010 and 2009, the Company expensed $3,977 and $0, respectively, of financing expenses related to the warrants issued for the notes.	50,000	50,000
(12) Convertible note executed in March 2010 for $250,000, bearing interest at 8% per annum, maturing on March 31, 2015. If the loan is funded in full within 180 days of execution, then the note holder may lend up to an additional $500,000 to the Company. In March 2010, the Company received the first tranche of $30,000 from the note holder.	30,000	-
	$1,145,512	$1,115,512
Less long term portion	(80,000)	(50,000)
	1,065,512	1,065,512
Less discount on convertible notes payable	(9,629)	(24,336)
Current maturities, net of discount	$1,055,883	$1,041,176

Interest expense for the convertible notes payable for the six months ended June 30, 2010 and 2009 was $47,830 and $47,217, respectively.

NOTE 6 - CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

Convertible notes payable – related parties at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
(1) Convertible note executed in November 2003 with the VP of Technology bearing interest at the prime rate plus 2% per annum with an extended maturity date of September 30, 2010, and a conversion price of $10.00 per share. The Company issued 500 warrants with an exercise price of $10.00 per share expiring November 10, 2013.	$50,000	$50,000
(2) Convertible note executed in January 2004 with the VP of Technology bearing interest at the prime rate plus 4% per annum with an extended maturity date of September 30, 2010, and a conversion price of $10.00 per share. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	7,500	7,500
(3) Convertible notes executed in February, June, September 2004 and August 2005 with the CEO bearing interest at an amended rate of 8% per annum with an extended maturity date of December 31, 2010, and a conversion price of $10.00 per share. The Company issued 1,800 warrants with an exercise price of $10.00 per share and expiration dates of February 4, 2014, September 7, 2014 and August 16, 2015.	230,000	230,000

(4) Convertible notes executed in August, and September 2005 with a software developer bearing interest at 8% per annum with an extended maturity date of June 30, 2010, and a conversion price of $10.00 per share. The Company issued 150 warrants with an exercise price of $10.00 per share and expiration dates of August 26, 2015 and September 29, 2015. The Company is pursuing an extension.	15,000	15,000
(5) Convertible note executed in September 2005 with a relative of the Chief Financial Officer bearing interest at 8% per annum with an extended maturity date of June 30, 2010, and a conversion price of $10.00 per share. The Company issued 50 warrants with an exercise price of $10.00 per share and an expiration date of December 7, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The Company is pursuing an extension.	5,000	5,000
(6) Convertible note executed in December 2005 with a software developer bearing interest at 8% per annum with an extended maturity date of June 30, 2010, and a conversion price of $10.00 per share. The Company issued 100 warrants with an exercise price of $10.00 per share and an expiration date of December 6, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The Company is pursuing an extension.	10,000	10,000
(7) Convertible notes executed in December 2005 and January 2006 with the Office Manager bearing interest at 8% per annum with an extended maturity date of June 30, 2010, and a conversion price of $10.00 per share. The Company issued 800 warrants with an exercise price of $10.00 per share and expiration dates of December 28, 2015 and January 9, 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The Company is pursuing an extension.	58,755	58,755
(8) Convertible notes executed in January and February 2006 with the CEO bearing interest at an amended rate of 8% per annum with an extended maturity date of December 31, 2010, and a conversion price of $10.00 per share. The Company issued 380 warrants with an exercise price of $10.00 per share and expiration dates of January 18, 2016 and February 28, 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	38,000	38,000
(9) Convertible note executed in March 2006 with a software developer bearing interest at 8% per annum with an extended maturity date of June 30, 2010, and a conversion price of $7.50 per share. The Company issued 50 warrants with an exercise price of $10.00 per share and an expiration date of March 6, 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The Company is pursuing an extension.	5,000	5,000
	$419,255	$419,255

At June 30, 2010 and 2009, accrued interest due for the convertible notes – related parties was $179,738 and $137,128, respectively, and is included in accrued expenses in the accompanying balance sheet. Interest expense for convertible notes payable – related parties for the six months ended June 30, 2010 and 2009 was $20,160 and $16,180, respectively.

NOTE 7 - NOTES PAYABLE

Notes payable at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009

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

(4) Promissory note executed in March 2009 for $50,000, bearing interest at 10% per annum, maturing on March 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in April 2009. In April 2009, the Company signed an agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company. For the six months ended June 30, 2010 and 2009, sales proceeds of $11,519 and $15,824, respectively, were applied to the note balance (see Notes 11 and 13).

	-	11,519

(5) Promissory note executed in April 2009 for $50,000, bearing interest at 10% per annum, maturing on April 10, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in April 2009. In April 2009, the Company signed an agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company.  For the six months ended June 30, 2010 and 2009, sales proceeds of $36,489 and $0, respectively, were applied to the note balance  (see Notes 11 and 13).

	36,549	50,000

(6) Promissory note executed in May 2009 for $50,000, bearing interest at 10% per annum, maturing on April 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The 100,000 shares were issued in June 2009 (see Note 11).	50,000	50,000

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

(12) Promissory note executed in September 2009 for $50,000, bearing interest at 10% per annum, maturing on September 2, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The April 2009 agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company also applies to this note. For the six months ended June 30, 2010, no sales proceeds were applied to the note balance (see Notes 11 and 13).

	50,000	50,000
(13) Promissory note executed in October 2009 for $50,000, maturing on October 20, 2012. Per the terms of the promissory note, the note holder purchased 3/4 unit with each unit consisting of a 10% promissory note of $25,000 and 133,333 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock (see Note 11).	18,750	18,750
(14) Promissory note executed in December 2009 for $7,500, bearing interest at 10% per annum, maturing on December 4, 2012. As inducement for making the note, the note holder received 150,000 restricted shares of the Company’s common stock, at market price (see Note 11).	7,500	7,500
(15) Promissory note executed in April 2010 for $80,000, bearing interest at 10% per annum, maturing on July 23, 2010. As inducement for making the note, the note holder received 500,000 restricted shares of the Company’s common stock, at market price (see Note 11).	80,000	-

(16) Promissory note executed in May 2010 for $50,000, bearing interest at 10% per annum, maturing on May 21, 2013. As inducement for making the note, the note holder received 200,000 restricted shares of the Company’s common stock, at market price The April 2009 agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company also applies to this note. For the six months ended June 30, 2010, no sales proceeds were applied to the note balance (see Notes 11 and 13).	50,000	-
	$2,577,799	$2,472,769
Less current maturities	(1,655,000)	(100,000)
Less discount on notes payable	(73,385)	(94,905)
Total, net of current maturities and discount	$849,414	$2,277,864

Interest expense for notes payable for the six months ended June 30, 2010 and 2009 was $124,012 and $112,587, respectively.

NOTE 8 -

NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
(1) Promissory notes executed with the CEO bearing interest at an amended rate of 8% per annum with an extended maturity date of December 31, 2010.	$504,000	$504,000
(2) Promissory note executed in May 2006 with the CEO bearing interest at 9% per annum with an extended maturity date of December 31, 2010. The Company issued 20,000 warrants with an exercise price of $1.30 per share and an expiration date of May 25, 2011. The fair value of the warrants issued was $24,300.	100,000	100,000
(3) Promissory note executed in February 2007 with the CEO bearing interest at 8% per annum with an extended maturity date of December 31, 2010. The Company issued 8,800 warrants with an exercise price of $0.50 per share and an expiration date of February 21, 2012. The fair value of the warrants issued was $3,758.	22,000	22,000
(4) Promissory notes executed in February 2008 with the former President bearing interest at 8% per annum with a maturity date of February 28, 2009. Per the terms of a settlement agreement reached with the former President in April 2009, the notes shall be repaid by monthly payments of $7,500 each. An initial payment of $12,500 was paid in April 2009. Per the terms of an amendment to the settlement agreement executed in September 2009, the Company paid an additional $25,000 in 2009 and $17,500 to its former President for the six months ended June 30, 2010 (see Note 13).	15,000	32,500
(5) Promissory note executed in March 2010 with the CEO for $50,000, bearing interest at 10% per annum, maturing on April 30, 2010. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares, which were issued in March 2010. In May 2010, the maturity date was extended to October 31, 2010.	50,000	-
(6) Promissory note executed in June 2010 with the CEO for $2,400, non-interest bearing, maturing on August 31, 2010.	2,400	-
	$693,400	$658,500

Interest expense for notes payable - related parties for the six months ended June 30, 2010 and 2009 was $27,849 and $27,902, respectively.

NOTE 9 - CONVERTIBLE SECURED NOTES PAYABLE

Convertible secured notes payable consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Citco Global Custody NV (assigned from YA Global/Highgate)	$542,588	$542,588
YA Global (April 2009 debenture)	267,920	277,920

Total convertible secured notes payable	$810,508	$820,508

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

Interest expense for the convertible secured notes payable for the six months ended June 30, 2010 and 2009 was $0 and $15,952, respectively.

In January 2008, we executed a Forbearance Agreement with YA Global whereby YA Global and Highgate have agreed to forbear from exercising their rights under the secured convertible debentures through February 27, 2008. Based on the terms of the Forbearance Agreement we recorded an amount due to YA Global and Highgate from us of $1,214,093, which includes principal, interest and the redemption premium. The terms also include a reduction in the YA Global and Highgate Fixed Conversion Price to $0.065. In connection with this Agreement, the Company issued to YA Global 500,000 contingency warrants with an exercise price of $0.15 per share. The warrants are exercisable for a period of five (5) years from date of issuance. The warrants are held in escrow and will only be released to YA Global if the total amount due by the Company was not paid to YA Global by February 29, 2008.

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

Conversions to Common Stock

For the six months ended June 30, 2010 and 2009, Citco Global had no conversions.

For the six months ended June 30, 2010, YA Global converted $10,000.00 of the April 23, 2009 debenture into 390,625 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion price was $0.0256 per share and the conversion date was March 1, 2010.

For the six months ended June 30, 2009, YA Global had no conversions.

For the six months ended June 30, 2010 and 2009, Highgate had no conversions.

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

NOTE 11 - STOCKHOLDERS’ DEFICIT

Investor Group

In January 2008, the Company executed a term sheet with an investor group whereby the group will assist the Company on an ongoing best efforts basis in order for the Company to obtain financing of up to $2,500,000 in the form of up to 100 units, each unit containing a $25,000 promissory note and 62,000 non-dilutable (for one year), restricted shares of the Company’s common stock. The promissory notes shall have a three (3) year term, bearing interest at 10% per annum, with a 10% discount rate. All funds received as a result of the sale of the units shall be held in an escrow account that shall be managed by the investor group’s assigned representative. Upon repayment of the Company’s open secured notes and receipt of a release of indebtedness from YA Global and Highgate, the intellectual property of the Company will be pledged to the note holders in the investor group until such time that the unsecured notes and accrued interest of the investor group are repaid in full. In January 2008, the Company sold 37 units to the investor group for a total of $925,000 in promissory notes with a discount of $92,500. In November 2008, the Company issued 2,294,000 shares of common stock in relation to the units sold. In February 2008, the Company sold 17 units to the investor group for a total of $425,000 in promissory notes with a discount of $42,500. In November 2008, the Company issued 1,054,000 shares of common stock in relation to the units sold. In March 2008, the Company sold 4 units to the investor group for a total of $100,000 in promissory notes with a discount of $10,000. In November 2008, the Company issued 248,000 shares of common stock in relation to the units sold. In April 2008, the Company sold 1 unit to the investor group for a total of $25,000 in promissory notes with a discount of $2,500. In November 2008, the Company issued 62,000 shares of common stock in relation to the unit sold. In May 2008, the Company executed an amendment to the term sheet whereby the number of restricted and non-dilutable shares of the Company’s common stock to be issued per unit sold was increased from 62,000 shares to 82,000 shares. The increase was applied retroactively to those investors who purchased units as of the date of the amendment. In November 2008, in accordance with the amendment, the Company issued 1,180,000 shares of the Company’s common stock, valued at $0.02 per share, and computed as 20,000 shares multiplied by 59 units to reflect the retroactive increase in the shares to be issued to the investors who purchased units as of the date of the amendment. In July 2008, the Company sold 1 unit to the investor group for a total of $25,000 in promissory notes with a discount of $2,500. In November 2008, the Company issued 82,000 shares of common stock in relation to the unit sold. In August 2008, the Company sold 6 units to the investor group for a total of $150,000 in promissory notes with a discount of $15,000. In November 2008, the Company issued 492,000 shares of common stock in relation to the units sold. In September 2008, the Company sold 2 units to the investor group for a total of $50,000 in promissory notes with a discount of $5,000. In November 2008, the Company issued 164,000 shares of common stock in relation to the units sold. In December 2008, the Company sold 2 units to the investor group for a total of $50,000 in promissory notes, with no discount, and the Company issued 164,000 shares of common stock in relation to the units sold (see Note 7). The investor group advanced funds totaling $50,000 in February 2008, $280,000 in March 2008, $74,070 in April 2008, $80,000 in May 2008, $95,000 in June 2008, $125,000 in July 2008, $71,000 in August 2008, $77,000 in September 2008, $73,000 in October 2008, $86,000 in November 2008, $118,000 in December 2008, $15,000 in January 2009, $25,000 in February 2009, $7,000 in August 2009 and $8,845 in December 2009, respectively, to the Company. The December 2009 advances depleted the funds and the respective investor group bank accounts were closed. The funds that were being held in escrow were classified as restricted cash on the Company’s balance sheets.

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

Issuance of Stock for Services

In August 2005, the Company entered into a retainer agreement with an attorney, whereas the attorney will act as house counsel for the Company with respect to all general corporate matters.  The agreement is at will and required a payment of 1,000 shares of common stock, valued at $9.00 per share, due upon execution.  The certificate for the 1,000 shares of common stock was issued in October 2005. Commencing on September 1, 2005, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market.  For the six months ended June 30, 2010 and 2009, the Company issued no shares of common stock, and 15,000 shares of common stock, valued at $773, respectively, all of which has been expensed as legal fees, related to the agreement. In January 2010, the Company terminated the agreement as of December 28, 2009.

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

In November 2009, the Company executed a website development agreement with a consultant whereby the consultant will provide website design and development services to the Company. As compensation for the services, the consultant received a deposit fee of $3,750 and shall receive additional milestone fees in the total amount of $3,750. As additional compensation, the consultant received 46,875 shares of the Company’s common stock, valued at $0.08 per share. Upon project completion, the consultant shall receive an additional 46,875 shares of the Company’s common stock. As of June 30, 2010, the Company has recorded $9,000 as prepaid expenses relating to the deposit paid, the shares issued and the next milestone invoice (see Note 13).

In December 2009, the Company issued 100,000 shares of its common stock, valued at $0.05 per share, to a distributor as additional compensation for services rendered. The Company expensed $5,000 as consulting fees, related to the shares issued.

In December 2009, the Company entered into a retainer agreement with an attorney, whereas the attorney will act as house counsel for the Company with respect to all general corporate matters.  The agreement is at will and required a payment of 100,000 shares of common stock, valued at $0.05 per share, due upon execution. Commencing on January 1, 2010, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market.  In December 2009, the Company issued 100,000 shares of common stock, valued at $5,000, all of which has been expensed as legal fees, related to the agreement (see Note 13). For the six months ended June 30, 2010, the Company issued 15,000 shares of common stock, valued at $593, which has been expensed as legal fees, related to the agreement.

In June 2010, the Company entered into a consultant agreement with an investor services firm whereby the consultant will serve as an investment consultant to the Company. For acting in this role, the consultant received 3,000,000 shares of the Company’s common stock, valued at $21,000 and issued to seven parties, which has been expensed as consulting fees (see Note 13).

Issuance of Stock for Financing

In January 2009, the Company executed a forbearance agreement with a note holder whereby the note holder agreed to forebear his rights under the promissory note until March 31, 2009. Per the terms of the agreement, the Company made a $10,000 payment to the note holder in January 2009 and issued 500,000 shares of restricted common stock, at $0.07 per share, to the note holder to be held in escrow with the note holder’s attorney. Per the terms of the forbearance agreement, the escrow shares were released to the note holder in April 2009. The note holder retained the right to accept shares of the Company’s common stock in lieu of the Company’s indebtedness. In September 2009, the Company issued an additional 300,000 shares of unrestricted common stock to the note holder in order to provide sufficient shares of common stock to pay off its indebtedness per the terms of the forbearance agreement (see Note 7). For the six months ended June 30, 2010 and 2009, the Company expensed $833 and $45,000, respectively, of financing expenses related to the shares.

In January 2009, the Company executed a promissory note for $225,000, bearing interest at 10% per annum, maturing on January 23, 2012. Per the terms of the promissory note, the note holder of a $100,000 convertible note, executed in July 2008, rolled the convertible note balance and accrued interest owed into a purchase of nine units with each unit consisting of a 10% promissory note of $25,000 for a total of $225,000 and 82,000 shares of the Company’s common stock, valued at $0.06, for a total of 738,000 shares of common stock. An additional loan to the Company, in January 2009, of $100,000 by the note holder was included as part of the purchase of the nine units (see Notes 5 and 7). The shares were issued in February 2009. For the six months ended June 30, 2010 and 2009, the Company expensed $5,535 and $5,535, respectively, of financing expenses related to the shares.

In March 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on March 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The shares were issued in April 2009. For the six months ended June 30, 2010 and 2009, the Company expensed $417 and $0, respectively, of financing expenses related to the shares (see Notes 7 and 13).

In April 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on April 10, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. For the six months ended June 30, 2010 and 2009, the Company expensed $417 and $0, respectively, of financing expenses related to the shares (see Notes 7 and 13).

In May 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on May 27, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The shares were issued in June 2009. For the six months ended June 30, 2010 and 2009, the Company expensed $250 and $0, respectively, of financing expenses related to the shares (see Note 7).

In June 2009, the Company executed a promissory note for $25,000, bearing interest at 10% per annum, maturing on June 8, 2012. Per the terms of the promissory note, the note holder purchased one unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in June 2009. For the six months ended June 30, 2010 and 2009, the Company expensed $125 and $0, respectively, of financing expenses related to the shares (see Note 7).

In June 2009, the Company executed a promissory note for $75,000, bearing interest at 10% per annum, maturing on June 12, 2012. Per the terms of the promissory note, the note holder purchased three units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 150,000 shares of common stock. The shares were issued in August 2009. For the six months ended June 30, 2010 and 2009, the Company expensed $500 and $0, respectively, of financing expenses related to the shares (see Note 7).

In July 2009, the Company executed a promissory note for $35,000, bearing interest at 10% per annum, maturing on July 14, 2012. Per the terms of the promissory note, the note holder purchased 1.4 units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 70,000 shares of common stock. The shares were issued in August 2009. For the six months ended June 30, 2010 and 2009, the Company expensed $233 and $0, respectively, of financing expenses related to the shares (see Note 7).

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

In August 2009, the Company executed a promissory note for $25,000, bearing interest at 10% per annum, maturing on August 18, 2012. Per the terms of the promissory note, the note holder purchased one unit consisting of a 10% promissory note of $25,000 and 75,000 restricted shares of the Company’s common stock, at market price. The shares were issued in August 2009. For the six months ended June 30, 2010 and 2009, the Company expensed $250 and $0, respectively, of financing expenses related to the shares (see Note 7).

In September 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on September 2, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. For the six months ended June 30, 2010 and 2009, the Company expensed $458 and $0, respectively, of financing expenses related to the shares (see Notes 7 and 13).

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

In October 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on October 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 82,000 restricted shares of the Company’s common stock, valued at $0.10 per share, for a total of 164,000 shares of common stock. The shares were issued in November 2009. For the six months ended June 30, 2010 and 2009, the Company expensed $1,367 and $0, respectively, of financing expenses related to the shares (see Note 7).

In October 2009, the Company executed a promissory note for $18,750, bearing interest at 10% per annum, maturing on October 27, 2012. Per the terms of the promissory note, the note holder purchased three/fourths of one unit with each unit consisting of a 10% promissory note of $25,000 and 133,333 restricted shares of the Company’s common stock, valued at $0.10 per share, for a total of 100,000 shares of common stock. For the six months ended June 30, 2010 and 2009, the Company expensed $833 and $0, respectively, of financing expenses related to the shares (see Note 7).

In December 2009, the Company executed a promissory note for $7,500, bearing interest at 10% per annum, maturing on December 4, 2012. As consideration for executing the note, the Company issued 150,000 shares of restricted common stock, valued at $0.10 per share, to the note holder. For the six months ended June 30, 2010 and 2009, the Company expensed $1,250 and $0, respectively, of financing expenses related to the shares (see Note 7).

In March 2010, the Company executed a promissory note for $50,000 with its CEO, bearing interest at 10% per annum, maturing on April 30, 2010. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, valued at $0.025 per share, for a total of 100,000 shares of common stock. For the six months ended June 30, 2010 and 2009, the Company expensed $2,500 and $0, respectively, of financing expenses related to the shares (see Note 8). In May 2010, the maturity date was extended to October 31, 2010.

In April 2010, the Company executed a promissory note for $80,000, bearing interest at 10% per annum, maturing on July 23, 2010. As consideration for executing the note, the Company issued 500,000 shares of restricted common stock, valued at $0.021 per share, to the note holder. For the six months ended June 30, 2010 and 2009, the Company expensed $10,500 and $0, respectively, of financing expenses related to the shares (see Note 7).

In May 2010, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on May 21, 2013. As consideration for executing the note, the Company issued 200,000 shares of restricted common stock, valued at $0.009 per share, to the note holder. For the six months ended June 30, 2010 and 2009, the Company expensed $50 and $0, respectively, of financing expenses related to the shares (see Notes 7 and 13).

Settlement of trade accounts payable of $141,000 for 60,000,000 unrestricted shares of its common stock

In March 2010, the Company reached a settlement with a vendor, whereby the vendor accepted (i) 60,000,000 shares of its common stock valued at $0.001 per share or $60,000 in aggregate, and (ii) forgiveness of debt of $81,000. As part of the settlement, the Company issued 14,500,000 shares of its common stock to eight parties and reduced its trade debt to the vendor by $14,500 in March 2010.

In May 2010, the Company issued 500,000 shares of its common stock, valued at $3,500 and expensed as financing expenses, to the assignee as consideration for continuing to assist the Company in obtaining financing.

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

Issuance of Warrants for Financing and Services

For the interim periods ended June 30, 2010 or 2009, there were no warrants issued for financing and services.

The table below summarizes the Company’s warrant activities through June 30, 2010:

	Number of Warrant Shares	Exercise Price Range Per Share		Weighted Average Exercise Price	Fair Value at Date of Issuance	Intrinsic Value(in thousands)

Balance, January 1, 2009	1,368,467		$0.10 - $ 10.00	$0.818	$770,635	$-
Granted	700,000		$0.10 - $ 0.12	$0.114	$44,320	$-
Cancelled	-	$	- $ -	$-	$-	$-
Balance, December 31, 2009	2,068,467		$0.10 - $ 10.00	$0.580	$814,955	$-
Granted	-	$	- $ -	$-	$-	$-
Balance, June 30, 2010	2,168,467		0.015 - $ 10.00	0.554	881,645	$-
Earned and Exercisable, June 30, 2010	2,168,467	$		$0.554	$881,645	$-

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2010:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$10.00	8,050	5.00	$10.000	8,050	$10.000
$1.00 - $5.50	281,417	2.00	2.444	281,417	2.444
$0.10 - $0.80	1,879,000	2.00	0.227	1,879,000	0.242

	2,168,467	3.00	$0.554	2,168,467	$0.554

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

Option shares totaling 142,500 vest equally over a three year period beginning one-year from the date of grant, option shares totaling 200,000 vest in one-third increments of six months each over an eighteen month period from the date of grant, option shares totaling 1,084,797 vest over a one (1) year period from the date of grant, option shares totaling 2,000,012 vest over a three (3) month period from the date of grant and option shares totaling 4,100,000 vested upon issuance.  At June 30, 2010, 92,472,691 shares were available for future issuance.

The table below summarizes the Company’s Incentive Plan stock option activities through June 30, 2010:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Weighted Average Remaining (in years) Contractual Term	Intrinsic Value(in thousands)

Balance, January 1, 2009	1,427,297	$0.08 - $ 10.00	$0.448	-	$-
Granted	4,100,000	$0.08	$0.080	-	$-
Cancelled	-	$-	$-	-	$-
Balance, December 31, 2009	5,527,297	$0.08 - $ 10.00	$0.175	-	$-
Granted	2,000,012	$0.02	$0.020	-	$-
Balance, June 30, 2010	7,527,309	$0.02 - $ 10.00	0.134		$-
Vested and Exercisable, June 30, 2010	7,527,309		$0.134	-	$-

As of June 30, 2010, an aggregate of 7,527,309 options were outstanding under the incentive plan.  The exercise price for 37,500 options is $10.00, for 105,000 options is $1.00, for 9,231 is $0.375, for 15,705 is $0.24, for 16,388 options is $0.23, for 325,577 options is $0.20, for 171,131 options is $0.17, for 259,743 options is $0.15, 4,587,022 options is $0.08 and for 2,000,012 options is $0.02. As of June 30, 2009, an aggregate of 1,427,297 options were outstanding under the incentive plan.  The exercise price for 37,500 options is $10.00, for 105,000 options is $1.00, for 9,231 is $0.375, for 15,705 is $0.24, for 16,388 options is $0.23, for 325,577 options is $0.20, for 171,131 options is $0.17, for 259,743 options is $0.15 and 487,022 options is $0.08. At June 30, 2010, there were 7,527,309 vested incentive plan stock options outstanding of which 2,000,012 options are exercisable at $0.02, 4,587,022 options are exercisable at $0.08, 259,743 options are exercisable at $0.15, 171,131 options are exercisable at $0.17, 325,577 options are exercisable at $0.20, 16,388 options are exercisable at $0.23, 15,705 options are exercisable at $0.24, 9,231 options are exercisable at $0.375, 105,000 options are exercisable at $1.00 and 37,500 options are exercisable at $10.00.

As of June 30, 2010, there was no unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 12 months.

The following table summarizes information concerning outstanding and exercisable Incentive Plan options as of June 30, 2010:

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Payroll Taxes

As of June 30, 2010, the Company owes $53,481 of payroll taxes, of which approximately $45,000 are delinquent from the year ended December 31, 2003. The Company has also recorded $32,462 of related estimated penalties and interest on the delinquent payroll taxes.  Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available.

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

In June 2010, the Company entered into a consultant agreement with an investor services firm whereby the consultant will serve as an investment consultant to the Company. The consultant shall receive commissions based on financing raised or sales made as a result of its efforts. The agreement terminates on October 25, 2010. For acting in this role, the consultant received 3,000,000 shares of the Company’s common stock, valued at $21,000 and issued to seven parties (see Note 11).

Term Sheet

In November 2009, the Company executed a term sheet with a venture capital firm whereby the firm shall potentially fund the Company in an amount up to $3,500,000. As of December 31, 2009, the firm was undertaking the due diligence process relating to the term sheet.  In December 2009, the Company paid a one-time good faith expense deposit of $15,000 to the firm. As of June 30, 2010, the Company and the venture capital firm were in discussions relating to the term sheet.

Settlement Agreement

In April 2009, the Company executed a settlement agreement with its former President whereby the Company has agreed to make monthly payments of $7,500, beginning in June 2009, in order to repay promissory notes, accrued interest, deferred payroll and expenses in the amount of $139,575 owed to its former President. The Company paid an initial installment payment of $12,500 to its former President in April 2009. The company paid an installment payment of $7,500 to its former President in September 2009. In September 2009, the Company executed an amendment to the settlement agreement whereby the payment terms and amount were revised. Effective September 2009, the Company shall make a $2,500 payment to its former President per Company payroll period. In the event the Company does not process a full payroll, the Company shall pay a proportionate percentage of the payment owed equal to the percentage of the total Company net payroll amount paid. For the six months ended June 30, 2010 and 2009, the Company paid $17,500 and $12,500, respectively, to its former President per the terms of the agreement and amendment. All of the payments made in accordance with the agreement and subsequent amendment were applied to the February 2008 promissory note balance owed to the Company’s former President (see Note 8).

Loan Repayment Agreement

In April 2009, the Company signed an agreement whereby two promissory notes executed with an unrelated company shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company. In September 2009, the Company executed an additional promissory note with the unrelated company that is included in the loan repayment agreement. In May 2010, the Company executed an additional promissory note with the unrelated company that is included in the loan repayment agreement. For the six months ended June 30, 2010 and 2009, sales proceeds of $24,970 and $15,824, respectively, were applied to the balance of the notes (see Notes 7 and 11).

Due to Factor

In March 2007, the Company entered into a sale and subordination agreement with a factoring firm whereby the Company sold its rights to two invoices, from February 2007 and March 2007, totaling $470,200 to the factor.  Upon signing the agreement and providing the required disclosures, the factor remitted 65%, or $144,440, of the February 2007 invoice and a certain percentage of $53,010 of the March 2007 invoice to the Company.  The Company paid a $500 credit review fee to the factor relating to the agreement.  Per the terms of the agreement, once the Company’s client remits the invoice amount to the factor, the factor deducts a discount fee from the remaining balance of the factored invoices and forwards the net proceeds to the Company.  The discount fee is computed as a percentage of the face amount of the invoice as follows: 2.25% fee for invoices paid within 30 days of the down payment date with an additional 1.125% for each 15 day period thereafter. In September 2007, the February 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In December 2007, the March 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In February 2008, the Company and the factor have agreed to a total settlement amount of $75,000 to be paid by the Company to the factor in September 2008 unless both parties mutually agree to extend the due date. In September 2008, the Company and the factor reached a verbal agreement to extend the due date to December 31, 2008. The Company is pursuing an extension. As of June 30, 2010, the balance due to the factor by the Company was $209,192 including interest.

NOTE 14 - CONCENTRATION OF CREDIT RISK

Customers and Credit Concentrations

Revenue concentrations for the six months ended June 30, 2010 and 2009 and the receivables concentrations at June 30, 2010 and December 31, 2009 are as follows:

	Net Sales for the Six Months Ended		Accounts receivable at
	June 30 2010	June 30, 2009	June 30 2010	December 31, 2009
Customer A	23.9%	19.7%	14.3%	16.1%
Customer B	21.7%	23.7%	-%	31.5%
Customer C	21.5%	12.1%	17.1%	25.1%
Customer D	11.9%	8.5%	52.6%	-%
Customer E	2.4%	-%	10.8%	-%
	81.4%	64.0%	94.8%	72.7%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Notes Payable – Related Parties

In July 2010, the Company executed a promissory note with its CEO in the amount of $13,500. The note does not bear interest and the principal is due September 30, 2010.

Conversions to Common Stock

In July 2010, YA Global converted $6,900.00 of the April 23, 2009 debenture into 2,430,185 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion price was $0.002104 for 1,235,741 shares and $0.0036 per share for 1,194,444 shares.

Stock Based Compensation

In July 2010, the Company issued stock options to purchase 7,500,000 shares of common stock to nine employees. The options were issued in accordance with the Company’s 2004 Equity Incentive Plan. The options are exercisable at $0.0085 per share and expire in July 2015. The shares vest on July 1, 2010 for 50% of the issuance with the remainder vesting on October 1, 2010.

Assignment

In July 2010, the Company assigned the proceeds from a June 2010 invoice in the amount of $12,206 to an unrelated party. The Company received $11,456, net of the assignment fee of $750, in July 2010 from the assignee. The Company received the invoice payment in August 2010 and repaid the full assignment amount to the assignee.

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

Background

StrikeForce Technologies, Inc. is a software development and services company that offers a suite of integrated computer network security products using proprietary technology. We were organized in August 2001 under New Jersey law as Strike Force Technical Services, Inc. We initially conducted operations as an integrator and reseller of computer hardware and telecommunications equipment and services. In December 2002, and formally memorialized by an agreement in September 2003, we acquired certain intellectual property rights and patent pending technology from NetLabs.com including the rights to further develop and sell their principal technology. In addition, certain officers of NetLabs.com joined StrikeForce as officers and directors of our company. We subsequently changed our name to StrikeForce Technologies, Inc., under which we have conducted our business since August 2003. Our strategy is to develop and market our suite of network security products to the corporate, financial, government, insurance, e-commerce and consumer sectors. We plan to grow our business primarily through internally generated sales, rather than by acquisitions. We have no subsidiaries and we conduct our operations from our corporate office in Edison, New Jersey.

We own the exclusive right to license and develop various identification protection software products to protect computer networks from unauthorized access and to protect network owners and users from identity theft.  We have developed a suite of products partly based upon this exclusive license that is targeted to the financial services, e-commerce, corporate, government, healthcare and consumer sectors. We are a development stage business and have had nominal revenues since our formation. On August 3, 2005, our registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission (the “SEC”) and on December 14, 2005, we received our clearance for quotation on the Over-The-Counter Bulletin Board. On November 2 2006, we filed a Post-Effective Amendment to our Form SB-2 Registration Statement with the SEC.  The SEC declared our Post-effective Amendment effective on November 8, 2006.

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

We completed the development of our ProtectID® platform at the end of June 2006 and we completed the core development of our keyboard encryption and anti-keylogger product, GuardedID®, in December 2006, with continuous enhancements, which is currently being sold and distributed. We seek to locate customers in a variety of ways. These include contracts primarily with value added resellers and distributors (both inside the United States and internationally), direct sales calls initiated by our internal staff, exhibitions at security and technology trade shows, through the media, through consulting agreements, and through our own and agent relationships. Our sales generate revenue either as an Original Equipment Manufacturer (“OEM”) model, through a Hosting/License agreement, bundled with other company’s products or through direct purchase by customers. We price our products for hosted consumer transactions based on the number of transactions in which our software products are utilized. We also price our products for business applications based on the number of users. These pricing models provide our company with one-time, monthly, quarterly and yearly recurring revenues. We are also generating revenues from annual maintenance contracts, renewal fees and expect an increase in revenues based upon the execution of various agreements that we have recently closed and are being implemented.

We generated all of our revenues of $102,384 for the six months ended June 30, 2010, and $147,233, for the six months ended June 30, 2009, from the sales of our security products. We market our products to financial service firms, e-commerce companies, government agencies and the enterprise market in general and with virtual private networks, as well as technology service companies that service all the above markets. We seek such sales through our own direct efforts and primarily through distributors, resellers and third party agents. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in production installations and pilot projects with various distributors, resellers and direct customers, as well as having reached additional reseller agreements with strategic vendors internationally. Our GuardedID® product is also being sold directly to consumers, primarily through the Internet as well as distributors, resellers, third party agents and potential OEM agreements by bundling GuardedID® with their products (providing a value-add to their own products and offerings).

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

Our primary target markets include financial services such as banks, insurance companies and savings institutions, e-commerce based services companies, telecommunications and cellular carriers, technology software companies, government agencies and consumers. For the near term, we are narrowly focusing our concentration on short sales-cycle customers and strategic problem areas, such as where compliance with government regulations are key, stolen passwords used to acquire private information illegally, as well as remote users for medium to large size companies. Because we anticipate a growing market demand, we are developing a sizeable global reseller and distribution channel as a strategy to generate, manage and fulfill demand for our products across market segments, minimizing the requirement for an increase in our staff. We intend to minimize the concentration on our initial direct sales efforts in the future as our distribution and reseller channels develop internationally.

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

Use of Estimates

Management's Discussion and Analysis of Financial Condition is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. When preparing our financial statements, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, along with the amounts of revenues and expenses during the reported period. Significant estimates include, but are not limited to, the estimated useful lives of property and equipment and website development costs. Actual results could differ from those estimates.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

Revenues for the three months ended June 30, 2010 were $47,534 compared to $63,967 for the three months ended June 30, 2009, a decrease of $16,433 or 25.7%. The decrease in revenues was primarily due to the decrease in sales of our software products and by the phasing out of our ValidateID® product offering, in order to provide increased focus on our GuardedID® keystroke encryption product.

Revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign on fees and recurring transaction revenues. Hardware sales for the three months ended June 30, 2010 were $0 compared to $0 for the three months ended June 30, 2009. Software, services and maintenance sales for the three months ended June 30, 2010 were $42,107 compared to $40,382 for the three months ended June 30, 2009, an increase of $1,725. The increase in software, services and maintenance revenues was primarily due to the increase in sales of our software products. Sign on fees for access to our hosted service provider to utilize our ASP transaction model amounted to $0 for the three months ended June 30, 2010 compared to $0 for the three months ended June 30, 2009. Transaction revenues from the ASP hosting model were $5,427 for the three months ended June 30, 2010 compared to $23,585 for the three months ended June 30, 2009, a decrease of $18,158. The decrease was caused by the phasing out of our ValidateID® product offering, in order to provide greater focus on our GuardedID® keystroke encryption product.

Cost of revenues for the three months ended June 30, 2010 was $5,639 compared to $17,687 for the three months ended June 30, 2009, a decrease of $12,048, or 68.1%. The decrease resulted primarily from reduced support costs from the phasing out of our ValidateID® product offering. Cost of revenues as a percentage of total revenues for the three months ended June 30, 2010 was 11.9% compared to 27.7% for the three months ended June 30, 2009.. The decrease reflects lower support costs for  GaurdedID® vs. ValidateID®.

Gross profit for the three months ended June 30, 2010 was $41,895 compared to $46,280 for the three months ended June 30, 2009, a decrease of $4,385, or 9.5%. The decrease in gross profit was primarily due to the decrease in sales of our software products caused by the phasing out of our ValidateID® product offering, in order to provide greater focus on our GaurdedID® keystroke encryption product.

Research and development expenses for the three months ended June 30, 2010 were $96,439 compared to $101,929 for the three months ended June 30, 2009, a decrease of $5,490, or 5.4%. The decrease was primarily attributable to the slight decrease in time expended by our research and development personnel. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative (“SGA”) expenses for the three months ended June 30, 2010 were $348,127 compared to $370,637 for the three months ended June 30, 2009, a decrease of $22,510 or 6.1%. The net decrease was due primarily to decreases in professional fees and rent expense. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services (including consulting, legal, and accounting fees), travel costs, non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other (income) expense for the three months ended June 30, 2010 was $1,136,630 as compared to $262,407 for the three months ended June 30, 2009, representing an increase of $874,223, or 333%. The increase was primarily due to the impairment of deferred royalties that we recorded in the quarter ended June 30, 2010.

Our net loss for the three months ended June 30, 2010 was $1.539,301 compared to a net loss of $688,693 for the three months ended June 30, 2009, an increase of $850,608, or 124%. The increase in our net loss was due to the impairment of deferred royalties that we recorded in the quarter ended June 30, 2010 and the phasing out of our ValidateID® product offering.

SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009

Revenues for the six months ended June 30, 2010 were $102,384 compared to $147,233 for the six months ended June 30, 2009, a decrease of $44,849 or 30.5%. The decrease in revenues was primarily due to the decrease in sales of our software products caused by the phasing out of our ValidateID® product offering.

Revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign on fees and recurring transaction revenues. Hardware sales for the six months ended June 30, 2010 were $565 compared to $849 for the six months ended June 30, 2009, a decrease of $284. The decrease in hardware revenues was primarily due to the decrease in our sales of our one-time-password token key-fobs. Software, services and maintenance sales for the six months ended June 30, 2010 were $73,414 compared to $84,672 for the six months ended June 30, 2009, a decrease of $11,258. The decrease in software, services and maintenance revenues was primarily due to the decrease in sales of our software products. Sign on fees for access to our hosted service provider to utilize our ASP transaction model amounted to $0 for the six months ended June 30, 2010 compared to $2,000 for the six months ended June 30, 2009, a decrease of $2,000. The decrease resulted from the phasing out of our ValidateID® product offering. Transaction revenues from the ASP hosting model were $28,405 for the six months ended June 30, 2010 compared to $59,712 for the six months ended June 30, 2009, a decrease of $31,307. The decrease resulted primarily from the phasing out of our ValidateID® product offering.

Cost of revenues for the six months ended June 30, 2010 was $28,842 compared to $39,201 for the six months ended June 30, 2009, a decrease of $10,359, or 26.4%. The decrease resulted primarily from the phasing out of our ValidateID® product offering. Cost of revenues as a percentage of total revenues for the six months ended June 30, 2010 was 28.2% compared to 26.6% for the six months ended June 30, 2009. The decrease reflects lower support costs for  GaurdedID® vs. ValidateID®..

Gross profit for the six months ended June 30, 2010 was $73,542 compared to $108,032 for the six months ended June 30, 2009, a decrease of $34,490, or 32.0%. The decrease in gross profit was primarily due to the decrease in sales of our software products caused by the phasing out of our ValidateID® product offering, in order to provide greater focus on our GuardedID® keystroke encryption product.

Research and development expenses for the six months ended June 30, 2010 were $207,630 compared to $206,971 for the six months ended June 30, 2009, an increase of $659, or 0.3%. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative (“SGA”) expenses for the six months ended June 30, 2010 were $646,656 compared to $718,123 for the six months ended June 30, 2009, a decrease of $71,467 or 10.0%. The net decrease was due primarily to decreases in professional fees and rent expense. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services (including consulting, legal, and accounting fees), travel costs, non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other (income) expense for the six months ended June 30, 2010 was $1,316,050 as compared to $146,311 for the six months ended June 30, 2009, representing an increase in other expense of $1,169,739, or 800%. The increase was primarily due to the impairment of deferred royalties that we recorded in the quarter ended June 30, 2010 and the increase in net, mark to market changes in the fair value of derivative financial instruments relating to the convertible secured promissory notes.

Our net loss for the six months ended June 30, 2010 was $2,096,794 compared to a net loss of $963,373 for the six months ended June 30, 2009, an increase in net loss of $1,133,421, or 118%. The increase in our net loss was due to the impairment of deferred royalties that we recorded in the quarter ended June 30, 2010, to the decrease in sales of our software products caused by the phasing out of our ValidateID® product offering, in order to provide greater focus on our GuardedID® keystroke encryption product and by the increase in net, mark to market changes in the fair value of derivative financial instruments relating to the convertible secured promissory notes..

Liquidity and Capital Resources

Our total current assets at June 30, 2010 were $36,275, including $3,567 in cash and $0 in restricted cash as compared with $258,663 in total current assets at June 30, 2009, which included cash of $24,025 and $25,993 in restricted cash. Additionally, we had a stockholders’ deficiency in the amount of $10,095,023 at June 30, 2010 as compared to a stockholders’ deficiency of $7,538,312 at June 30, 2009. The increase in the deficiency is a result of our net losses. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. The liabilities include a computed liability for the fair value of derivatives of $586,973, which will only be realized on the conversion of the derivatives, or settlement of the debentures.

our ProtectID® and ValidateID® hosting platforms, sales of our ProtectID® licensed platform and sales of our GuardedID® keystroke encryption technology. Management anticipates that we will rely, at least in the near future, on a substantial percentage of the sales of our GuardedID® and ProtectID® products. We phased out our ValidateID® product offering at the end of April 2010, in order to provide greater focus on our GuardedID® keystroke encryption product. . We anticipate that we will have a limited number of customers for our other products and may continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market grows, management believes, but cannot guarantee, we will attain greater numbers of customers and the concentrations would then diminish. Until this is accomplished, management will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing research and development and operating expenditures, until our sales revenue can provide greater liquidity.

The number of common shares outstanding increased from 18,824,123 shares at the six months ended June 30, 2009 to 43,400,624 at the six months ended June 30, 2010, an increase of 131%. The increase in the number of common shares outstanding was primarily due to the number of shares issued relating to debt settlement, financing, and consulting fees satisfied in common shares.

We have historically incurred losses and we anticipate that we will not generate any significant revenues until the fourth quarter of 2010. Our operations presently require funding of approximately $106,000 per month. Management believes, but cannot provide assurances, that we will be profitable within the next nine months, based on recently executed contracts and potential contracts we anticipate closing by the end of the third quarter of 2010 in the financial industry, technology, insurance, enterprise, government, and consumer sectors in the United States, Latin America, Europe and Asia. There can be no assurance, however, that the sales anticipated will materialize or that we will achieve the profitability we have forecasted.

At June 30, 2010, $542,588 in aggregate principal amount of the Citco Global Custody NV (“Citco Global”) debentures, as assigned by YA Global and Highgate in April 2009 (see below), was issued and outstanding.

At June 30, 2010, $267,920 in aggregate principal amount of the YA Global Investments, LP (“YA Global”) debenture remained outstanding.

In January 2008, we executed a Forbearance Agreement with YA Global whereby YA Global and Highgate have agreed to forbear from exercising their rights under the secured convertible debentures through February 27, 2008. Based on the terms of the Forbearance Agreement we recorded an amount due to YA Global and Highgate from us of $1,214,093, which includes principal, interest and the redemption premium. The terms also include a reduction in the YA Global and Highgate Fixed Conversion Price to $0.065. In connection with this Forbearance Agreement, we issued to YA Global 500,000 contingency common stock purchase warrants with an exercise price of $0.15 per share. The common stock purchase warrants are exercisable for a period of five (5) years from date of issuance. The common stock purchase warrants are held in escrow and would only be released to YA Global if the total amount due by our company was not paid to YA Global by February 29, 2008. The total amount of our indebtedness to YA Global and Highgate in the amount of $1,214,093, as agreed to in the Forbearance Agreement, is further broken down as:

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

During the six months ended June 30, 2010, YA Global converted $10,000 of the April 23, 2009 debenture into 390,625 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion was made on March 1, 2010 at a conversion price of $0.0256 per share.

During the six months ended June 30, 2010, we issued an unsecured convertible note in an aggregate total of $30,000 to one unrelated party.

During the six months ended June 30, 2010, we issued unsecured notes in an aggregate total of $130,000 to two unrelated parties. Additionally, during the six months ended June 30, 2010, we repaid a total of $24,970 of unsecured notes to one unrelated party.

During the six months ended June 30, 2010, we issued unsecured notes in an aggregate total of $81,520 to one related party. Additionally, during the six months ended June 30, 2010, we repaid a total of $46,620 of unsecured notes to two related parties.

Summary of Funded Debt

As of June 30, 2010 our company’s open unsecured promissory note balance was $2,504,414, net of discount on promissory notes of $73,385, listed as follows:

•

$100,000 to YA Global (in April 2009 the note was extended to December 31, 2010. The note shall become convertible if not repaid by August 20, 2010.) – current portion

•

$18,750 to an unrelated individual

•

$355,000 to an unrelated individual – current portion = $80,000

•

$136,549 to an unrelated company

•

$210,000 to an unrelated company

•

$7,500 to an unrelated individual

•

$1,750,000 to twenty unrelated individuals through term sheet with the SIG – current portion = $1,475,000

As of June 30, 2010 our company’s open unsecured related party promissory note balances were $693,400, listed as follows:

•

$678,400 to our CEO – current portion

•

$15,000 to our former President – current portion

As of June 30, 2010 our company’s open convertible secured note balances were $810,508, listed as follows:

•

$542,588 to Citco Global (as assigned in 04/09 by YA Global and Highgate)

•

$267,920 to YA Global (04/09 secured debenture)

As of June 30, 2010 our company’s open convertible note balances were $1,135,883, net of discount on convertible notes of $9,629, listed as follows:

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

•

$50,000 to two unrelated individuals (12/09 unsecured debentures)

•

$30,000 to an unrelated company (03/10 unsecured debenture)

As of June 30, 2010 our company’s open convertible note balances - related parties were $419,255, listed as follows:

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

We are assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses of $2,096,794 for the six months ended June 30, 2010, compared to a net operating loss of $963,373 for the six months ended June 30, 2009. At June 30, 2010, the Company's accumulated deficit was $22,256,358 and its working capital deficiency was $8,372,783. Additionally, for the six months ended June 30, 2010, we had negative cash flows from operating activities of $234,184. Since our inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business may require additional capital. These conditions raise substantial doubt about our ability to continue as a going concern.

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

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering or debt financing.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

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

Fixed price service contracts - Revenue from fixed price service contracts is recognized over the term of the contract based on the percentage of services that are provided during the period compared with the total estimated services to be provided over the entire contract.  Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent.  Revenue from maintenance is recognized over the contractual period or as the services are performed.  Revenue in excess of billings on service contracts is recorded as unbilled receivables and is included in trade accounts receivable.  Billings in excess of revenue that is recognized on service contracts are recorded as deferred income until the aforementioned revenue recognition criteria are met.

Impairment of Long-lived Assets

Long-lived assets, which include property and equipment, deferred royalties, website development cost and patents are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable or the useful lives are shorter than originally estimated.

The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, whichever is more reliably measurable. If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives.

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that require new disclosures as follows:

3.

Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

4.

Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

3.

Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

4.

Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”, which provides amendments to Subtopic 855-10 as follows:

1.

An entity that either (a) is an SEC filer or(b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.

2.

An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements.

3.

The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles.

All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

In April 2010, the FASB issued the FASB Accounting Standards Update No. 2010-17 “Revenue Recognition — Milestone Method (Topic 605) Milestone Method of Revenue Recognition”, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should:

1.

Be commensurate with either of the following:

a.

The vendor's performance to achieve the milestone

b.

The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor's performance to achieve the milestone

2.

Relate solely to past performance

3.

Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.

A vendor's decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this Update is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

A vendor that is affected by the amendments in this Update is required to provide all of the following disclosures:

6.

A description of the overall arrangement

7.

A description of each milestone and related contingent consideration

8.

A determination of whether each milestone is considered substantive

9.

The factors that the entity considered in determining whether the milestone or milestones are substantive

10.

The amount of consideration recognized during the period for the milestone or milestones.

The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. Additionally, a vendor electing early adoption should disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption:

6.

Revenue

7.

Income before income taxes

8.

Net income

9.

Earnings per share

10.

The effect of the change for the captions presented.

A vendor may elect, but is not required, to adopt the amendments in this Update retrospectively for all prior periods.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, June 30, 2010. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have chosen the COSO framework on which to base its assessment. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

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

ITEM 1A - Risk Factors

You should carefully consider the following risk factors together with the other information contained in this Interim Report on Form 10-Q, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended, including those contained in our Annual Report on Form 10-K for the year ended December 31, 2009.  If any of the risks factors actually occur, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline. We believe there are no changes that constitute material changes from the risk factors previously disclosed in the prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933 and include or reiterate the following risk factors:

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our period ending December 31, 2010, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our period ending December 31, 2011, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

IF WE ARE UNABLE TO CONTINUE AS A GOING CONCERN, INVESTORS MAY FACE A COMPLETE LOSS OF THEIR INVESTMENT.

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

COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE WILL RESULT IN ADDITIONAL EXPENSES AND POSE CHALLENGES FOR OUR MANAGEMENT TEAM.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2010, the Company issued 500,000 shares of its common stock, valued at $0.021 per share, and issuable to an individual as consideration for a promissory note executed with the individual.

In April 2010, the Company issued warrants to purchase 100,000 shares of common stock to an unrelated individual as consideration for extending his convertible promissory notes. The warrants are exercisable at $0.015 per share and expire in April 2013.

In May 2010, the Company issued 500,000 unrestricted shares of its common stock to an unrelated party, valued at $0.007, pursuant to a settlement agreement reached with a vendor.

In June 2010, the Company issued 200,000 shares of its common stock, valued at $0.009 per share, and issuable to a company as consideration for a promissory note executed with the company.

In June 2010, the Company issued 7,500 shares of its common stock, valued at $0.01 per share for 2,500 shares, $0.0022 per share for 2,500 shares and $0.06 per share for 2,500 shares, and issuable to a law firm as compensation for general counsel legal services rendered.

In June 2010, the Company issued 3,000,000 restricted shares of its common stock to seven unrelated parties, valued at $0.007, pursuant to a consultant agreement reached with a investment consultant.

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

STRIKEFORCE TECHNOLOGIES, INC.

Dated: August 23, 2010	By: /s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: August 23, 2010	By: /s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer