Form 10-Q
period 2010-09-30
StrikeForce Technologies Inc.
filed 2010-12-13
CIK 1285543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

     .     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______to_______

STRIKEFORCE TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

WYOMING (State or other jurisdiction of incorporation or organization)	333-122113 (Commission file number)	22-3827597 (I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: At November 30, 2010, there were 62,181,377 shares of Common Stock, $0.0001 par value per share issued and outstanding

STRIKEFORCE TECHNOLOGIES, INC.

FORM 10-Q

INDEX TO FORM 10-Q FILING

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

STRIKEFORCE TECHNOLOGIES, INC.

SEPTEMBER 30, 2010 AND 2009

STRIKEFORCE TECHNOLOGIES, INC.

BALANCE SHEETS

ASSETS

	September 30, 2010	December 31, 2009
	(Unaudited)
Current Assets:
Cash	$-	$67,821
Accounts receivable	68,447	23,932
Current portion of deferred royalties	-	326,808
Prepayments and other current assets	13,060	38,764
Total current assets	81,507	457,325

Property and equipment, net	3,975	6,873
Deferred royalties, net of current portion	-	816,204
Website development cost, net	-	77
Patents	4,329	4,329
Security deposit	8,684	8,684
Total Assets	$98,495	$1,293,492

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Derivative financial instruments	$401,927	$518,666
Current maturities of convertible notes payable, net of discount of $3,432
and $24,336, respectively	1,062,080	1,041,176
Convertible notes payable - related parties	419,255	419,255
Current maturities of notes payable	1,880,000	100,000
Notes payable - related parties	721,520	658,500
Capital leases payable	5,532	5,532
Accounts payable	1,039,809	924,906
Accrued expenses	2,977,744	2,275,771
Payroll taxes payable	53,481	53,481
Due to factor	209,192	209,192
Due to employees	-	50,824
Total current liabilities	8,770,540	6,257,303

Convertible secured notes payable	794,408	820,508
Convertible notes payable, net of current maturities	80,000	50,000
Notes payable, net of current maturities and discount of $61,600 and $94,905, respectively	626,970	2,277,864
Total Liabilities	10,271,918	9,405,675

Commitments and contingencies

Stockholders' Deficit
Preferred stock at $0.10 par value; 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.0001 par value; 100,000,000 shares authorized;
49,954,944 and 24,194,999 shares issued and outstanding, respectively	4,996	2,420
Additional paid-in capital	12,224,853	12,044,961
Accumulated deficit	(22,403,272)	(20,159,564)
Total Stockholders' Deficit	(10,173,423)	(8,112,183)
Total Liabilities and Stockholders' Deficit	$98,495	$1,293,492

See notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009

Revenues	$113,140	$188,505	$215,524	$335,738

Cost of sales	2,428	19,519	31,270	58,721

Gross profit	110,712	168,986	184,254	277,017

Operating expenses:
Selling, general and administrative expenses	202,282	346,613	848,938	1,064,737
Research and development	94,877	108,735	302,507	315,706
Total operating expenses	297,159	455,348	1,151,445	1,380,443

Loss from operations	(186,447)	(286,362)	(967,191)	(1,103,426)

Other (income) expense:
Interest income	-	(79)	-	(475)
Interest expense	4,508	522	8,716	5,501
Financing expense	132,103	172,130	409,460	265,233
Change in fair value of derivative financial instruments	(176,144)	222,622	(100,856)	205,338
Forgiveness of debt	-	(129,399)	(20,411)	(131,884)
Loss on restructure of debt	-	-	-	64,804
Impairment of Deferred Royalties	-	-	979,608	-
Other (income) expenses, net	-	-	-	3,590
Total other (income) expense, net	(39,533)	265,796	1,276,517	412,107

Loss before income taxes	(146,914)	(552,158)	(2,243,708)	(1,515,533)

Income tax provision	-	-	-	-

Net loss	$(146,914)	$(552,158)	$(2,243,708)	$(1,515,533)

Net loss per common share - basic and diluted	$(0.00)	$(0.03)	$(0.06)	$(0.08)

Weighted average number of common shares outstanding - basic and diluted	46,206,845	19,235,763	36,878,487	18,574,319

See notes to the financial statements.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2009

	Common stock at $0.0001 par value		Additional		Total
			Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2008	17,121,124	$1,712	$11,193,081	$(17,920,483)	$(6,725,690)

Sale of shares of common stock including warrants	3,250,000	325	202,025	-	202,350

Issuance of shares of common stock for consulting services	676,875	68	28,932	-	29,000

Issuance of shares of common stock for financing	3,147,000	315	250,855	-	251,170

Issuance of warrants in connection with convertible notes payable	-	-	23,860	-	23,860

Issuance of stock options for employee stock option compensation	-	-	346,208	-	346,208

Net loss	-	-	-	(2,239,081)	(2,239,081)

Balance at December 31, 2009	24,194,999	$2,420	$12,044,961	$(20,159,564)	$(8,112,183)

See notes to the financial statements.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2010 (UNAUDITED)

	Common stock at $0.0001 par value		Additional		Total
			Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2009	24,194,999	$2,420	$12,044,961	$(20,159,564)	$(8,112,183)

Issuance of shares of common stock for consulting services	3,015,000	302	21,303		21,605

Issuance of shares of common stock for financing	1,300,000	130	18,170		18,300

Issuance of shares of common stock for debt settlement	14,500,000	1,450	13,050		14,500

Issuance of shares of common stock for conversions of secured convertible notes payable	390,625	694	41,289	-	41,983

Sale of warrants	-	-	6,000	-	6,000

Issuance of warrants in connection with convertible notes payable	-	-	2,980	-	2,980

Issuance of stock options for employee stock option compensation	-	-	77,100	-	77,100
	-	-	-	-	-
Net loss	-	-	-	(2,243,708)	(2,243,708)

Balance at September 30, 2010	43,400,624	$4,996	$12,224,853	$(22,403,272)	$(10,173,423)

See notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net loss	$(2,243,708)	$(1,515,533)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,975	6,345
Forgiveness of debt	(20,411)	(106,116)
Amortization of discount on convertible notes	54,209	17,905
Amortization of deferred royalties	163,404	233,799
Expense paid through issuance of note	-	20,000
Change in fair value of derivative financial instruments	(100,856)	205,338
Impairment of deferred royalties	979,608	-
Issuance of stock options for employee stock option compensation	77,100	20,258
Issuance of common stock, options and warrants for consulting services	21,605	14,565
Issuance of common stock and warrants for financing expense	21,280	125,926
Changes in operating assets and liabilities:
Accounts receivable	(44,515)	(111,882)
Prepaid expenses	25,704	(5,360)
Accounts payable	129,403	44,203
Accrued expenses	722,384	454,121
Amount received from (paid to) employees	(50,824)	657
Net cash used in operating activities	(262,642)	(595,774)

Cash flows from investing activities:
Change in restricted cash	-	61,455
Net cash provided by investing activities	-	61,455

Cash flows from financing activities:
Proceeds from notes payable	130,000	690,000
Proceeds from convertible notes payable	30,000	-
Proceeds from notes payable - related parties	119,820	-
Payments of notes payable	(34,199)	(166,219)
Payments of notes payable - related parties	(56,800)	(22,500)
Sale of warrants for cash	6,000	-
Net cash provided by financing activities	194,821	501,281

Net change in cash	(67,821)	(33,038)

Cash at beginning of period	67,821	43,030

Cash at end of period	$-	$9,992

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$293,821
Income taxes	$-	$1,091

Non-cash investing and financing activities:
Conversion of convertible notes payable into common stock	$41,983	$-

See notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

SEPTEMBER 30, 2010 and 2009

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

StrikeForce Technical Services Corporation was incorporated in August 2001 under the laws of the State of New Jersey. On September 3, 2004, the stockholders approved an amendment to the Certificate of Incorporation to change the name to StrikeForce Technologies, Inc. (“StrikeForce” or the “Company”). On November 15, 2010, the Company was redomiciled under the laws of the State of Wyoming.

The Company is a software development and services company. The Company owns the exclusive right to license and develop various identification protection software products that were developed to protect computer networks from unauthorized access and to protect network owners and users from identity theft. The Company has developed a suite of products based upon the licenses and its strategy is to develop and exploit the products for customers in the areas of financial services, e-commerce, corporate, government, healthcare and consumer sectors. In November 2010, we received notice that the United States Patent Office has issued an official Notice of Allowance for the patent application for the Company’s ProtectID® technology, titled "Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System". The technology developed by the Company and used in the Company’s GuardedID® product is the subject of a pending patent application. The Company’s operations are based in Edison, New Jersey.

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

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company had no recorded bad debt expense for the nine months ended September 30, 2010 and 2009, respectively. There were no allowances for doubtful accounts at September 30, 2010 or December 31, 2009.

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

Patents

All costs incurred to the point when a patent application is to be filed are expensed as incurred as research and development cost. Patent application costs, generally legal costs, thereafter incurred are capitalized. Patents are amortized over the expected useful lives of the patents, which is generally 17 to 20 years for domestic patents and 5 to 20 years for foreign patents, once the patents are granted or are expensed if the patent application is rejected. The costs of defending and maintaining patents are expensed as incurred. In November 2010, we received notice that the United States Patent Office has issued an official Notice of Allowance for the patent application for the Company’s ProtectID® technology, titled "Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System". As of September 30, 2010, the Company capitalized $4,329 in patent application costs as incurred with no amortization due to the fact that the patent application for the Company’s GuardedID® technology is still pending.

Impairment of long-lived assets

Long-lived assets, which include property and equipment, deferred royalties, website development cost and patents are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable or the useful lives are shorter than originally estimated.

The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, , whichever is more reliably measurable . If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives. The management of the Company determined that there was an impairment of deferred royalties at June 30, 2010. Based on management’s evaluation, the Company recorded impairment of deferred royalties of $979,608 for the nine months ended September 30, 2010. The Company determined that there was no impairment at September 30, 2009 or for the interim period then ended.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepayments and other current assets, accounts payable, accrued expenses, payroll taxes payable, and due to factor, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable, convertible notes payable, convertible secured notes payable, and capital leases payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2010 and 2009.

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

Derivatives

The codification requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation. At September 30, 2010, the Company had not entered into any transactions which were considered hedges.

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

ASP Hosted Cloud Services – The Company offers an Application Service Provider hosted service whereby customer usage transactions are invoiced monthly on a cost per transaction basis. The service is sold via the execution of a Service Agreement between the Company and the customer. Initial set-up fees are recognized over the period in which the services are performed.

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

	September 30,	September 30,
	2010	2009
Risk-free interest rate	1.6% – 1.8%	2.2% - 3.9%
Dividend yield	0.00%	0.00%
Expected volatility	290% - 307%	166% - 387%
Expected option life	3 years	5 - 10 years

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

Software development costs

Paragraph 985-20-25-3 of FASB Accounting Standards Codification requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life. To date, all costs have been accounted for as research and development costs and no software development cost has been capitalized. Total research and development costs for the nine months ended September 30, 2010 and 2009 were $302,507 and $315,706, respectively.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt, which excludes 15,027,309 shares of stock options, 3,768,467 shares of common stock issuable under warrants and 17,654,755 shares of common stock issuable under the conversion feature of the convertible notes payable for the nine months ended September 30, 2010, and 1,427,297 shares of stock options, 1,446,541 shares of common stock issuable under warrants and 2,178,565 shares of common stock issuable under the conversion feature of the convertible notes payable for the nine months ended September 30, 2009, respectively. These potential shares of common stock were not included as they were anti-dilutive.

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that requires new disclosures as follows:

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $22,403,272 at September 30, 2010 and had a net loss of $2,243,708 and net cash used in operating activities of $262,642 for the nine months ended September 30, 2010, respectively.

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

The management of the Company determined that there was an impairment of deferred royalties at June 30, 2010. Based on management’s evaluation, the Company recorded impairment of deferred royalties of $979,608 for the nine months ended September 30, 2010. The Company determined that there was no impairment at September 30, 2009 or for the interim period then ended.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
(1) Convertible note bearing interest at 8% per annum maturing on March 28, 2008, with a conversion price of $9.00 per share. As of September 30, 2010, the Company has not received a response from the note holder regarding a settlement agreement.	$235,000	$235,000
(2) Convertible non-interest bearing note, having a conversion price of $9.00 per share and maturing on June 30, 2006.As of September 30, 2010, the Company has not received a response from the note holder regarding a settlement agreement.	7,000	7,000
(3) Convertible notes bearing interest at 8% per annum with a conversion price of $9.00 per share. In December 2009 the notes were extended to mature on December 31, 2010.	50,000	50,000
(4) Convertible note bearing interest at 9% per annum maturing on June 9, 2009, with a conversion price of $1.40 per share. In February 2010 the note was extended to mature on December 9, 2010.	200,000	200,000
(5) Convertible note bearing interest at 9% per annum maturing on September 29, 2009, with a conversion price of $0.80 per share. In May 2010 the note was extended to mature on December 31, 2010.	150,000	150,000

(6) Six units, sold in February 2007 to six individuals, each consisting of an 18% convertible note of $16,667 for a total of $100,000, maturing August 31, 2007, with a conversion price of $0.50 per share and 6,667 bonus shares of the Company’s common stock, per individual, valued at $0.3988, for a total of 40,000 shares of common stock. Six months of prorated interest of $8,729, was due at closing and paid to the note holders. In November 2007 the notes were extended to April 30, 2008. Per the terms of the extensions, the Company repaid 20% of the note balances in November 2007. Of the remaining balances, 20% was due by January 31, 2008 and 60% plus accrued interest was due by April 30, 2008. The payments have been extended by the Company. In conjunction with the November extensions, the note holders shall receive an aggregate total of 20,000 shares of the Company’s common stock per month (“extension shares”) with a value based on the closing market price of the stock on the 18th of each month. In June 2008, the Company paid $9,768 against the six notes. In November 2008, the Company and the six note holders agreed to an amendment to the unit purchase agreements whereby the open note balances, accrued interest and shares of common stock recorded but not yet issued were forgiven and cancelled. The Company also issued 320,928 warrants with an exercise price of $0.20 per share, expiring December 22, 2012 to five of the note holders. As of September 30, 2010, one note holder has not yet agreed to the settlement balance and his note balance of $3,512 remains open. In 2008, Company expensed $45,060 of financing expenses related to the shares issued for the note extensions and settlement (see Note 11).

	3,512	3,512
(7) Convertible note executed in May 2007 bearing interest at 9% per annum with an extended maturity date of November 1, 2009, with a conversion price of $0.35 per share. The Company issued 57,143 warrants with an exercise price of $0.70 per share and an expiration date of May 1, 2009. In May 2010 the note was extended to December 31, 2010.	100,000	100,000
(8) Convertible notes executed in June 2007 bearing interest at 8% per annum maturing on June 29, 2009, with a conversion price of $0.20 per share. The Company issued 100,000 warrants with an exercise price of $0.40 per share and an expiration date of June 29, 2009. In January 2010 the notes were extended to mature on December 29, 2010.	100,000	100,000

(9) Convertible note executed in July 2007 bearing interest at 8% per annum maturing on July 2, 2009, with a conversion price of $0.20 per share. The Company issued 100,000 warrants with an exercise price of $0.40 per share and an expiration date of July 2, 2009. In March 2010 the note was extended to mature on January 2, 2011 and in April 2010 the Company issued 100,000 warrants with an exercise price of $0.015 per share and an expiration date of April 8, 2013 related to the extension (see Note 15).	100,000	100,000
(10) Convertible notes executed in August 2007 bearing interest at 9% per annum maturing on August 9, 2009, with a conversion price of $0.25 per share. The Company issued 96,000 warrants with an exercise price of $0.40 per share and an expiration date of August 9, 2009. In July 2009 the notes were extended to mature on February 9, 2010. In February 2010, one of the notes, for $20,000, was extended to mature on August 8, 2010. In April 2010, the remaining notes were extended to mature on August 9, 2010. The Company is pursuing extensions.	120,000	120,000
(11) Convertible notes executed in December 2009 bearing interest at 9% per annum maturing on December 1, 2012, with a conversion price of $0.105 per share. The Company issued 200,000 warrants with an exercise price of $0.10 per share and an expiration date of December 1, 2012. For the nine months ended September 30, 2010 and 2009, the Company expensed $5,965 and $0, respectively, of financing expenses related to the warrants issued for the notes.	50,000	50,000
(12) Convertible note executed in March 2010 for $250,000, bearing interest at 8% per annum, maturing on March 31, 2015. If the loan is funded in full within 180 days of execution, then the note holder may lend up to an additional $500,000 to the Company. In March 2010, the Company received the first tranche of $30,000 from the note holder.	30,000	-
	1,145,512	1,115,512
Less long term portion	(80,000)	(50,000)
	1,065,512	1,065,512
Less discount on convertible notes payable	(3,432)	(24,336)
Current maturities, net of discount	$1,062,080	$1,041,176

Interest expense for the convertible notes payable for the nine months ended September 30, 2010 and 2009 was $72,438 and $71,914, respectively.

NOTE 6 - CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

Convertible notes payable – related parties at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
(1) Convertible note executed in November 2003 with the VP of Technology bearing interest at the prime rate plus 2% per annum with an extended maturity date of September 30, 2010, and a conversion price of $10.00 per share. The Company issued 500 warrants with an exercise price of $10.00 per share. The Company is pursuing an extension.	$50,000	$50,000
(2) Convertible note executed in January 2004 with the VP of Technology bearing interest at the prime rate plus 4% per annum with an extended maturity date of September 30, 2010, and a conversion price of $10.00 per share. The Company is pursuing an extension.	7,500	7,500
(3) Convertible notes executed in February, June, September 2004 and August 2005 with the CEO bearing interest at an amended rate of 8% per annum with an extended maturity date of December 31, 2010, and a conversion price of $10.00 per share. The Company issued 1,800 warrants with an exercise price of $10.00 per share and expiration dates of February 4, 2014, September 7, 2014 and August 16, 2015.	230,000	230,000
(4) Convertible notes executed in August, and September 2005 with a software developer bearing interest at 8% per annum with an extended maturity date of June 30, 2010, and a conversion price of $10.00 per share. The Company issued 150 warrants with an exercise price of $10.00 per share and expiration dates of August 26, 2015 and September 29, 2015. The Company is pursuing an extension.	15,000	15,000
(5) Convertible note executed in September 2005 with a relative of the former Chief Financial Officer bearing interest at 8% per annum with an extended maturity date of June 30, 2010, and a conversion price of $10.00 per share. The Company issued 50 warrants with an exercise price of $10.00 per share and an expiration date of December 7, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The Company is pursuing an extension.	5,000	5,000
(6) Convertible note executed in December 2005 with a software developer bearing interest at 8% per annum with an extended maturity date of June 30, 2010, and a conversion price of $10.00 per share. The Company issued 100 warrants with an exercise price of $10.00 per share and an expiration date of December 6, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The Company is pursuing an extension.	10,000	10,000
(7) Convertible notes executed in December 2005 and January 2006 with the Office Manager bearing interest at 8% per annum with an extended maturity date of June 30, 2010, and a conversion price of $10.00 per share. The Company issued 800 warrants with an exercise price of $10.00 per share and expiration dates of December 28, 2015 and January 9, 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The Company is pursuing extensions.	58,755	58,755
(8) Convertible notes executed in January and February 2006 with the CEO bearing interest at an amended rate of 8% per annum with an extended maturity date of December 31, 2010, and a conversion price of $10.00 per share. The Company issued 380 warrants with an exercise price of $10.00 per share and expiration dates of January 18, 2016 and February 28, 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	38,000	38,000
(9) Convertible note executed in March 2006 with a software developer bearing interest at 8% per annum with an extended maturity date of June 30, 2010, and a conversion price of $7.50 per share. The Company issued 50 warrants with an exercise price of $10.00 per share and an expiration date of March 6, 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The Company is pursuing an extension.	5,000	5,000
	$419,255	$419,255

At September 30, 2010 and 2009, accrued interest due for the convertible notes – related parties was $190,285 and $145,593, respectively, and is included in accrued expenses in the accompanying balance sheet. Interest expense for convertible notes payable – related parties for the nine months ended September 30, 2010 and 2009 was $30,706 and $24,645, respectively.

NOTE 7 - NOTES PAYABLE

Notes payable at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009

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

(4) Promissory note executed in March 2009 for $50,000, bearing interest at 10% per annum, maturing on March 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in April 2009. In April 2009, the Company signed an agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company. For the nine months ended September 30, 2010 and 2009, sales proceeds of $11,519 and $38,481, respectively, were applied to the note balance (see Notes 11 and 13).

	-	1,519

(5) Promissory note executed in April 2009 for $50,000, bearing interest at 10% per annum, maturing on April 10, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in April 2009. In April 2009, the Company signed an agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company. For the nine months ended September 30, 2010 and 2009, sales proceeds of $22,680 and $0, respectively, were applied to the note balance (see Notes 11 and 13).

	27,320	50,000

(6) Promissory note executed in May 2009 for $50,000, bearing interest at 10% per annum, maturing on April 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The 100,000 shares were issued in June 2009 (see Note 11).	50,000	50,000

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

(12) Promissory note executed in September 2009 for $50,000, bearing interest at 10% per annum, maturing on September 2, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The April 2009 agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company also applies to this note. For the nine months ended September 30, 2010, no sales proceeds were applied to the note balance (see Notes 11 and 13).

	50,000	50,000
(13) Promissory note executed in October 2009 for $50,000, maturing on October 20, 2012. Per the terms of the promissory note, the note holder purchased 3/4 unit with each unit consisting of a 10% promissory note of $25,000 and 133,333 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock (see Note 11).	18,750	18,750
(14) Promissory note executed in December 2009 for $7,500, bearing interest at 10% per annum, maturing on December 4, 2012. As inducement for making the note, the note holder received 150,000 restricted shares of the Company’s common stock, at market price (see Note 11).	7,500	7,500

(15) Promissory note executed in April 2010 for $80,000, bearing interest at 10% per annum, maturing on July 23, 2010. As inducement for making the note, the note holder received 500,000 restricted shares of the Company’s common stock, at market price (see Note 11). The Company is pursuing an extension.	80,000	-
(16) Promissory note executed in May 2010 for $50,000, bearing interest at 10% per annum, maturing on May 21, 2013. As inducement for making the note, the note holder received 200,000 restricted shares of the Company’s common stock, at market price. The April 2009 agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company also applies to this note. For the nine months ended September 30, 2010, no sales proceeds were applied to the note balance (see Notes 11 and 13).	50,000	-
	2,568,570	2,472,769
Less current maturities	(1,880,000)	(100,000)
Less discount on notes payable	(61,600)	(94,905)
Total, net of current maturities and discount	$26,970	$2,277,864

Interest expense for notes payable for the nine months ended September 30, 2010 and 2009 was $188,595 and $177,661, respectively.

NOTE 8 - NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
(1) Promissory notes executed with the CEO bearing interest at an amended rate of 8% per annum with an extended maturity date of December 31, 2010.	$504,000	$504,000
(2) Promissory note executed in May 2006 with the CEO bearing interest at 9% per annum with an extended maturity date of December 31, 2010. The Company issued 20,000 warrants with an exercise price of $1.30 per share and an expiration date of May 25, 2011. The fair value of the warrants issued was $24,300.	100,000	100,000
(3) Promissory note executed in February 2007 with the CEO bearing interest at 8% per annum with an extended maturity date of December 31, 2010. The Company issued 8,800 warrants with an exercise price of $0.50 per share and an expiration date of February 21, 2012. The fair value of the warrants issued was $3,758.	22,000	22,000
(4) Promissory notes executed in February 2008 with the former President bearing interest at 8% per annum with a maturity date of February 28, 2009. Per the terms of a settlement agreement reached with the former President in April 2009, the notes shall be repaid by monthly payments of $7,500 each. An initial payment of $12,500 was paid in April 2009. Per the terms of an amendment to the settlement agreement executed in September 2009, the Company paid an additional $25,000 in 2009 and $21,100 to its former President for the nine months ended September 30, 2010 (see Note 13).	11,400	32,500
(5) Promissory note executed in March 2010 with the CEO for $50,000, bearing interest at 10% per annum, maturing on April 30, 2010. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares, which were issued in March 2010. In October 2010, the maturity date was extended to April 30, 2011.	50,000	-
(6) Promissory notes executed in June, July, August and September 2010 with the CEO, non-interest bearing, for $40,700 with extended maturity dates of April 30, 2011. Partial payments of $6,580 were made against the notes in August and September 2010.	34,120	-
	$721,520	$658,500

Interest expense for notes payable - related parties for the nine months ended September 30, 2010 and 2009 was $42,232 and $41,887, respectively.

NOTE 9 - CONVERTIBLE SECURED NOTES PAYABLE

Convertible secured notes payable consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Citco Global Custody NV (assigned from YA Global/Highgate)	$542,588	$542,588
YA Global (April 2009 debenture)	251,820	277,920
Total convertible secured notes payable	$794,408	$820,508

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

Interest expense for the convertible secured notes payable for the nine months ended September 30, 2010 and 2009 was $0 and $15,952, respectively.

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

Conversions to Common Stock

For the nine months ended September 30, 2010 and 2009, Citco Global had no conversions.

For the nine months ended September 30, 2010, YA Global converted $26,100 of the April 23, 2009 debenture into 6,937,445 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversions were made on March 1, 2010 for $10,000 at a conversion price of $0.0256 per share for 390,625 shares, on July 7, 2010 for $4,300 at a conversion price of $0.0036 per share for 1,194,444 shares, on July 28, 2010 for $2,600 at a conversion price of $0.002104 per share for 1,235,741 shares, on August 26, 2010 for $2,800 at a conversion price of $0.002152 per share for 1,301,115 shares, on September 13, 2010 for $3,300 at a conversion price of $0.0024 per share for 1,375,000 shares and on September 24, 2010 for $3,100 at a conversion price of $0.002152 per share for 1,440,520 shares.

For the nine months ended September 30, 2009, YA Global had no conversions.

For the nine months ended September 30, 2010 and 2009, Highgate had no conversions.

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

Issuance of Stock for Services

In August 2005, the Company entered into a retainer agreement with an attorney, whereas the attorney will act as house counsel for the Company with respect to all general corporate matters. The agreement is at will and required a payment of 1,000 shares of common stock, valued at $9.00 per share, due upon execution. The certificate for the 1,000 shares of common stock was issued in October 2005. Commencing on September 1, 2005, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market. For the nine months ended September 30, 2010 and 2009, the Company issued no shares of common stock, and 15,000 shares of common stock, valued at $773 all of which has been expensed as legal fees, related to the agreement. In January 2010, the Company terminated the agreement as of December 28, 2009.

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

In November 2009, the Company executed a website development agreement with a consultant whereby the consultant will provide website design and development services to the Company. As compensation for the services, the consultant received a deposit fee of $3,750 and shall receive additional milestone fees in the total amount of $3,750. As additional compensation, the consultant received 46,875 shares of the Company’s common stock, valued at $0.08 per share. Upon project completion, the consultant shall receive an additional 46,875 shares of the Company’s common stock. As of September 30, 2010, the Company has recorded $9,000 as prepaid expenses relating to the deposit paid, the shares issued and the next milestone invoice (see Note 13).

In December 2009, the Company issued 100,000 shares of its common stock, valued at $0.05 per share, to a distributor as additional compensation for services rendered. The Company expensed $5,000 as consulting fees, related to the shares issued.

In December 2009, the Company entered into a retainer agreement with an attorney, whereas the attorney will act as house counsel for the Company with respect to all general corporate matters. The agreement is at will and required a payment of 100,000 shares of common stock, valued at $0.05 per share, due upon execution. Commencing on January 1, 2010, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market. In December 2009, the Company issued 100,000 shares of common stock, valued at $5,000, all of which has been expensed as legal fees, related to the agreement (see Note 13). For the nine months ended September 30, 2010, the Company issued 22,500 shares of common stock, valued at $606, which has been expensed as legal fees, related to the agreement.

In June 2010, the Company entered into a consultant agreement with an investor services firm whereby the consultant will serve as an investment consultant to the Company. For acting in this role, the consultant received 3,000,000 shares of the Company’s common stock, valued at $21,000 and issued to seven parties, which has been expensed as consulting fees (see Note 13).

Issuance of Stock for Financing

In January 2009, the Company executed a forbearance agreement with a note holder whereby the note holder agreed to forebear his rights under the promissory note until March 31, 2009. Per the terms of the agreement, the Company made a $10,000 payment to the note holder in January 2009 and issued 500,000 shares of restricted common stock, at $0.07 per share, to the note holder to be held in escrow with the note holder’s attorney. Per the terms of the forbearance agreement, the escrow shares were released to the note holder in April 2009. The note holder retained the right to accept shares of the Company’s common stock in lieu of the Company’s indebtedness. In September 2009, the Company issued an additional 300,000 shares of unrestricted common stock to the note holder in order to provide sufficient shares of common stock to pay off its indebtedness per the terms of the forbearance agreement (see Note 7). For the nine months ended September 30, 2010 and 2009, the Company expensed $0 and $74,700, respectively, of financing expenses related to the shares.

In January 2009, the Company executed a promissory note for $225,000, bearing interest at 10% per annum, maturing on January 23, 2012. Per the terms of the promissory note, the note holder of a $100,000 convertible note, executed in July 2008, rolled the convertible note balance and accrued interest owed into a purchase of nine units with each unit consisting of a 10% promissory note of $25,000 for a total of $225,000 and 82,000 shares of the Company’s common stock, valued at $0.06, for a total of 738,000 shares of common stock. An additional loan to the Company, in January 2009, of $100,000 by the note holder was included as part of the purchase of the nine units (see Notes 5 and 7). The shares were issued in February 2009. For the nine months ended September 30, 2010 and 2009, the Company expensed $16,605 and $16,605, respectively, of financing expenses related to the shares.

In March 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on March 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The shares were issued in April 2009. For the nine months ended September 30, 2010 and 2009, the Company expensed $1,250 and $833, respectively, of financing expenses related to the shares (see Notes 7 and 13).

In April 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on April 10, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. For the nine months ended September 30, 2010 and 2009, the Company expensed $1,250 and $833, respectively, of financing expenses related to the shares (see Notes 7 and 13).

In May 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on May 27, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The shares were issued in June 2009. For the nine months ended September 30, 2010 and 2009, the Company expensed $750 and $333, respectively, of financing expenses related to the shares (see Note 7).

In June 2009, the Company executed a promissory note for $25,000, bearing interest at 10% per annum, maturing on June 8, 2012. Per the terms of the promissory note, the note holder purchased one unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in June 2009. For the nine months ended September 30, 2010 and 2009, the Company expensed $375 and $167, respectively, of financing expenses related to the shares (see Note 7).

In June 2009, the Company executed a promissory note for $75,000, bearing interest at 10% per annum, maturing on June 12, 2012. Per the terms of the promissory note, the note holder purchased three units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 150,000 shares of common stock. The shares were issued in August 2009. For the nine months ended September 30, 2010 and 2009, the Company expensed $1,500 and $333, respectively, of financing expenses related to the shares (see Note 7).

In July 2009, the Company executed a promissory note for $35,000, bearing interest at 10% per annum, maturing on July 14, 2012. Per the terms of the promissory note, the note holder purchased 1.4 units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 70,000 shares of common stock. The shares were issued in August 2009. For the nine months ended September 30, 2010 and 2009, the Company expensed $700 and $156, respectively, of financing expenses related to the shares (see Note 7).

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

In August 2009, the Company executed a promissory note for $25,000, bearing interest at 10% per annum, maturing on August 18, 2012. Per the terms of the promissory note, the note holder purchased one unit consisting of a 10% promissory note of $25,000 and 75,000 restricted shares of the Company’s common stock, at market price. The shares were issued in August 2009. For the nine months ended September 30, 2010 and 2009, the Company expensed $750 and $167, respectively, of financing expenses related to the shares (see Note 7).

In September 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on September 2, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. For the nine months ended September 30, 2010 and 2009, the Company expensed $1,375 and $153, respectively, of financing expenses related to the shares (see Notes 7 and 13).

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

In October 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on October 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 82,000 restricted shares of the Company’s common stock, valued at $0.10 per share, for a total of 164,000 shares of common stock. The shares were issued in November 2009. For the nine months ended September 30, 2010 and 2009, the Company expensed $4,100 and $0, respectively, of financing expenses related to the shares (see Note 7).

In October 2009, the Company executed a promissory note for $18,750, bearing interest at 10% per annum, maturing on October 27, 2012. Per the terms of the promissory note, the note holder purchased three/fourths of one unit with each unit consisting of a 10% promissory note of $25,000 and 133,333 restricted shares of the Company’s common stock, valued at $0.10 per share, for a total of 100,000 shares of common stock. For the nine months ended September 30, 2010 and 2009, the Company expensed $2,500 and $0, respectively, of financing expenses related to the shares (see Note 7).

In December 2009, the Company executed a promissory note for $7,500, bearing interest at 10% per annum, maturing on December 4, 2012. As consideration for executing the note, the Company issued 150,000 shares of restricted common stock, valued at $0.10 per share, to the note holder. For the nine months ended September 30, 2010 and 2009, the Company expensed $3,750 and $0, respectively, of financing expenses related to the shares (see Note 7).

In March 2010, the Company executed a promissory note for $50,000 with its CEO, bearing interest at 10% per annum, maturing on April 30, 2010. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, valued at $0.025 per share, for a total of 100,000 shares of common stock. For the nine months ended September 30, 2010 and 2009, the Company expensed $2,500 and $0, respectively, of financing expenses related to the shares (see Note 8). In May 2010, the maturity date was extended to October 31, 2010.

In April 2010, the Company executed a promissory note for $80,000, bearing interest at 10% per annum, maturing on July 23, 2010. As consideration for executing the note, the Company issued 500,000 shares of restricted common stock, valued at $0.021 per share, to the note holder. For the nine months ended September 30, 2010 and 2009, the Company expensed $10,500 and $0, respectively, of financing expenses related to the shares (see Note 7).

In May 2010, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on May 21, 2013. As consideration for executing the note, the Company issued 200,000 shares of restricted common stock, valued at $0.009 per share, to the note holder. For the nine months ended September 30, 2010 and 2009, the Company expensed $200 and $0, respectively, of financing expenses related to the shares (see Notes 7 and 13).

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

Sale of Warrants for Cash

In August 2010, the Company sold warrants to purchase 1,600,000 shares of common stock to an unrelated individual $6,000 in cash. The warrants are exercisable at $0.0035 per share and expire in February 2011 (see Note 15).

Issuance of Warrants for Financing and Services

In connection with convertible notes and sales of warrants, the Company issued warrants for 100,000 shares to note holders, all of which have been earned upon issuance, for the nine months ended September 30, 2010. The fair value of these warrants granted, estimated on the date of grant, was $340, which has been recorded as additional paid-in capital, using the Black-Scholes option-pricing model

The table below summarizes the Company’s warrant activities through September 30, 2010:

	Number of Warrant Shares	Exercise Price Range Per Share		Weighted Average Exercise Price	Fair Value at Date of Issuance Contractual Term	Intrinsic Value(in thousands)

Balance, January 1, 2009	1,368,467		$0.10 - $ 10.00	$0.818	$814,955	$-
Granted	700,000		$0.10 - $ 0.12	$0.114	$63,710	$-
Cancelled	-	$	- $ -	$-	$-	$-
Balance, December 31, 2009	2,068,467		$0.004 - $ 10.00	$0.580	$878,665	$-
Granted	1,700,000		$0.004 - $ 0.015	$0.004	$6,340	$-
Balance, June 30, 2010	3,768,467		0.004 - $ 10.00	0.320	885,005	$-
Earned and Exercisable, June 30, 2010	3,768,467	$		$0.320	$885,005	$-

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2010:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$10.00	8,050	5.00	$10.000	8,050	$10.000
$1.00 - $5.50	281,417	2.00	2.444	281,417	2.444
$0.10 - $0.80	3,479,000	1.00	0.007	3,479,000	0.007

	3,768,467	2.33	$0.320	3,768,467	$0.320

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

Option shares totaling 142,500 vest equally over a three year period beginning one-year from the date of grant, option shares totaling 200,000 vest in one-third increments of six months each over an eighteen month period from the date of grant, option shares totaling 1,084,797 vest over a one (1) year period from the date of grant, option shares totaling 5,750,012 vest over a three (3) month period from the date of grant and option shares totaling 7,850,000 vested upon issuance. At September 30, 2010, 84,972,691 shares were available for future issuance.

The table below summarizes the Company’s Incentive Plan stock option activities through September 30, 2010:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Weighted Average Remaining (in years) Contractual Term	Intrinsic Value(in thousands)

Balance, January 1, 2009	1,427,297	$0.08 - $ 10.00	$0.448	-	$-
Granted	4,100,000	$0.08	$0.080	-	$-
Cancelled	-	$-	$-	-	$-
Balance, December 31, 2009	5,527,297	$0.08 - $ 10.00	$0.175	-	$-
Granted	9,500,012	$0.0085 - $ 0.02	$0.011	-	$-
Balance, September 30, 2010	15,027,309	$0.0085 - $10.00	0.071		$-
Vested and Exercisable, September 30, 2010	15,027,309		$0.071	-	$-

As of September 30, 2010, an aggregate of 15,027,309 options were outstanding under the incentive plan. The exercise price for 37,500 options is $10.00, for 105,000 options is $1.00, for 9,231 is $0.375, for 15,705 is $0.24, for 16,388 options is $0.23, for 325,577 options is $0.20, for 171,131 options is $0.17, for 259,743 options is $0.15, 4,587,022 options is $0.08, for 2,000,012 options is $0.02 and for 7,500,000 options is $0.0085. As of September 30, 2009, an aggregate of 1,427,297 options were outstanding under the incentive plan. The exercise price for 37,500 options is $10.00, for 105,000 options is $1.00, for 9,231 is $0.375, for 15,705 is $0.24, for 16,388 options is $0.23, for 325,577 options is $0.20, for 171,131 options is $0.17, for 259,743 options is $0.15 and 487,022 options is $0.08. At September 30, 2010, there were 15,027,309 vested incentive plan stock options outstanding of which 7,500,000 options are exercisable at $0.0085, 2,000,012 options are exercisable at $0.02, 4,587,022 options are exercisable at $0.08, 259,743 options are exercisable at $0.15, 171,131 options are exercisable at $0.17, 325,577 options are exercisable at $0.20, 16,388 options are exercisable at $0.23, 15,705 options are exercisable at $0.24, 9,231 options are exercisable at $0.375, 105,000 options are exercisable at $1.00 and 37,500 options are exercisable at $10.00.

As of September 30, 2010, there was no unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 12 months.

The following table summarizes information concerning outstanding and exercisable Incentive Plan options as of September 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$10.000	37,500	6.00	$10.000	37,500	$10.000
$1.000	105,000	7.00	1.000	105,000	1.000
$0.0085 - $0.375	14,884,809	4.00	0.005	14,884,809	0.068

	15,027,309	5.67	$0.071	15,027,309	$0.071

Non-Incentive Plan Stock Option Grants

Since December 31, 2005, the Company has outstanding an aggregate of 761,889 non-plan, non-qualified options for non-employees with 760,000 exercisable at $3.60 and 1,889 exercisable at $9.00 yielding a weighted average exercise price of $3.613 and no outstanding incentive options outside of the Plan.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Payroll Taxes

As of September 30, 2010, the Company owes $53,481 of payroll taxes, of which approximately $45,000 are delinquent from the year ended December 31, 2003. The Company has also recorded $32,462 of related estimated penalties and interest on the delinquent payroll taxes. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available.

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

Term Sheet

In November 2009, the Company executed a term sheet with a venture capital firm whereby the firm shall potentially fund the Company in an amount up to $3,500,000. As of December 31, 2009, the firm was undertaking the due diligence process relating to the term sheet. In December 2009, the Company paid a one-time good faith expense deposit of $15,000 to the firm. As of September 30, 2010, no further activity has occurred between the Company and the venture capital firm.

Settlement Agreement

In April 2009, the Company executed a settlement agreement with its former President whereby the Company has agreed to make monthly payments of $7,500, beginning in June 2009, in order to repay promissory notes, accrued interest, deferred payroll and expenses in the amount of $139,575 owed to its former President. The Company paid an initial installment payment of $12,500 to its former President in April 2009. The company paid an installment payment of $7,500 to its former President in September 2009. In September 2009, the Company executed an amendment to the settlement agreement whereby the payment terms and amount were revised. Effective September 2009, the Company shall make a $2,500 payment to its former President per Company payroll period. In the event the Company does not process a full payroll, the Company shall pay a proportionate percentage of the payment owed equal to the percentage of the total Company net payroll amount paid. For the nine months ended September 30, 2010 and 2009, the Company paid $21,100 and $22,500, respectively, to its former President per the terms of the agreement and amendment. All of the payments made in accordance with the agreement and subsequent amendment were applied to the February 2008 promissory note balance owed to the Company’s former President (see Note 8).

Loan Repayment Agreement

In April 2009, the Company signed an agreement whereby two promissory notes executed with an unrelated company shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company. In September 2009, the Company executed an additional promissory note with the unrelated company that is included in the loan repayment agreement. In May 2010, the Company executed an additional promissory note with the unrelated company that is included in the loan repayment agreement. For the nine months ended September 30, 2010 and 2009, sales proceeds of $34,199 and $27,732, respectively, were applied to the balance of the notes (see Notes 7 and 11).

Assignment

In July 2010, the Company assigned the proceeds from a June 2010 invoice in the amount of $12,206 to an unrelated party. The Company received $11,456, net of the assignment fee of $750, in July 2010 from the assignee. The Company received the invoice payment in August 2010 and repaid the full assignment amount to the assignee.

Due to Factor

In March 2007, the Company entered into a sale and subordination agreement with a factoring firm whereby the Company sold its rights to two invoices, from February 2007 and March 2007, totaling $470,200 to the factor. Upon signing the agreement and providing the required disclosures, the factor remitted 65%, or $144,440, of the February 2007 invoice and a certain percentage of $53,010 of the March 2007 invoice to the Company. The Company paid a $500 credit review fee to the factor relating to the agreement. Per the terms of the agreement, once the Company’s client remits the invoice amount to the factor, the factor deducts a discount fee from the remaining balance of the factored invoices and forwards the net proceeds to the Company. The discount fee is computed as a percentage of the face amount of the invoice as follows: 2.25% fee for invoices paid within 30 days of the down payment date with an additional 1.125% for each 15 day period thereafter. In September 2007, the February 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In December 2007, the March 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In February 2008, the Company and the factor have agreed to a total settlement amount of $75,000 to be paid by the Company to the factor in September 2008 unless both parties mutually agree to extend the due date. In September 2008, the Company and the factor reached a verbal agreement to extend the due date to December 31, 2008. The Company is pursuing an extension. As of September 30, 2010, the balance due to the factor by the Company was $209,192 including interest.

NOTE 14 - CONCENTRATION OF CREDIT RISK

Customers and Credit Concentrations

Revenue concentrations for the nine months ended September 30, 2010 and 2009 and the receivables concentrations at September 30, 2010 and December 31, 2009 are as follows:

	Net Sales for the Nine Months Ended		Accounts receivable at
	September 30, 2010	September 30, 2009	September 30, 2010	December 31, 2009
Customer A	39.2%	7.5%	79.2%	25.1%
Customer B	15.3%	11.5%	4.0%	16.1%
Customer C	11.6%	-%	-%	-%
Customer D	10.3%	14.3%	-%	31.5%
Customer E	6.1%	3.7%	1.3%	-%
	82.5%	37.0%	79.2%	72.7%

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

Conversion of Convertible Secured Notes Payable to Shares of Common Stock

In October 2010, YA Global converted $9,500 of the April 23, 2009 debenture into 4,693,441 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion price was $0.0024 per share for 1,500,000 shares, $0.002104 per share for 1,568,441 shares and $0.0016 per share for 1,625,000 shares.

In November 2010, YA Global converted $11,000 of the April 23, 2009 debenture into 7,188,874 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion price was $0.001304 per share for 3,374,233 shares, $0.001448 per share for 1,864,641 shares and $0.002 per share for 1,950,000 shares.

Sale of Shares of Common Stock

In October 2010, the Company sold to an individual 294,118 shares of restricted common stock, at $0.0017 per share, for $500 in cash. The shares were issued in November 2010.

Settlement of trade accounts payable of $10,500 for 2,000,000 restricted shares of common stock

In October 2010, the Company settled $10,500 of trade payables with one vendor for 2,000,000 restricted shares of the Company’s common stock. Per the conversion agreement, if the net proceeds of the sale of the common stock shares are less than the $10,500 conversion amount, the Company agrees that it will either make payment or issue more shares of common stock to satisfy the remaining balance due.

Exercise of Warrants to Purchase Shares of Common Stock

In November 2010, a warrant holder exercised the warrants and purchased for cash 800,000 shares of restricted common stock. The shares were issued in December 2010 (see Note 11).

Assignment

In October 2010, the Company assigned the proceeds from one August 2010 invoice, three September 2010 invoices and one October 2010 invoice in the total amount of $20,761 to its CEO. The Company received one of the invoice payments in October 2010, in the amount of $4,218, and one of the invoice payments in November 2010, in the amount of $4,125, and repaid the partial assignment amount of $8,343 to its CEO.

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

Background

StrikeForce Technologies, Inc. is a software development and services company that offers a suite of integrated computer network security products using proprietary technology. We were organized in August 2001 under New Jersey law as Strike Force Technical Services, Inc. We initially conducted operations as an integrator and reseller of computer hardware and telecommunications equipment and services in December 2002. We formally memorialized by an agreement in September 2003 in which we acquired certain intellectual property rights and patent pending technology from NetLabs.com including the rights to further develop and sell their principal technology. In addition, certain officers of NetLabs.com joined our company as officers and directors of our company. We subsequently changed our name to StrikeForce Technologies, Inc., under which we have conducted our business since August 2003. Our strategy is to develop and market our suite of network security products to the corporate, financial, government, insurance, e-commerce and consumer sectors. We plan to grow our business primarily through internally generated sales, rather than by acquisitions. We have no subsidiaries and we conduct our operations from our corporate office in Edison, New Jersey.

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

We began our operations in 2001 as a reseller and integrator of computer hardware and iris biometric technology. From the time we started our operations through the first half of 2003, we derived the majority of our revenues as an integrator. In December 2002, upon the acquisition of the licensing rights to certain intellectual property and patent pending technology from NetLabs.com, we shifted the focus of our business to developing and marketing our own suite of security products. Based upon the acquired licensing rights and additional research and development, we have developed various identification protection software products to protect computer networks from unauthorized access and to protect network owners and users from identity theft. In November 2010, we received notice that the United States Patent Office has issued an official Notice of Allowance for the patent application for our technology, titled "Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System".

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

We generated all of our revenues of $215,524 for the nine months ended September 30, 2010, and $335,738, for the nine months ended September 30, 2009, from the sales of our security products. We market our products to financial service firms, e-commerce companies, government agencies and the enterprise market in general and with virtual private networks, as well as technology service companies that service all the above markets. We seek such sales through our own direct efforts and primarily through distributors, resellers and third party agents. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in production installations and pilot projects with various distributors, resellers and direct customers, as well as having reached additional reseller agreements with strategic vendors internationally. Our GuardedID® product is also being sold directly to consumers, primarily through the Internet as well as distributors, resellers, third party agents and potential OEM agreements by bundling GuardedID® with their products (providing a value-add to their own products and offerings).

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

We intend to generate revenue through fees for ProtectID® based on consumer volumes of usage in the e-commerce and financial services markets, one time per person fees in the enterprise markets, set-up and recurring transaction fees when the product is hosted, yearly maintenance fees and other one-time fees. We also intend to generate revenues through sales of our GuardedID® product. GuardedID® pricing is for an annual license and we discount for volume purchases. GuardedID® pricing models, especially when bundling through OEM contracts, include monthly and quarterly recurring revenues. We also provide our clients a choice of operating our software internally by licensing or through our hosting service. GuardedID® requires a download on each and every computer it protects, whether for employees or consumers.

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

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

Revenues for the three months ended September 30, 2010 were $113,140 compared to $188,505 for the three months ended September 30, 2009, a decrease of $75,365 or 40.0%. The decrease in revenues was primarily due to the decrease in sales of our software products and by the phasing out of our ValidateID® product offering, in order to provide increased focus on our GuardedID® keystroke encryption product.

Revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign-on fees and recurring transaction revenues. Hardware sales for the three months ended September 30, 2010 were $911 compared to $0 for the three months ended September 30, 2009, an increase of $911. The increase in hardware revenues was primarily due to the increase in sales of our one-time-password tokens. Software, services and maintenance sales for the three months ended September 30, 2010 were $112,229 compared to $76,392 for the three months ended September 30, 2009, an increase of $35,837. The increase in software, services and maintenance revenues was primarily due to the increase in sales of our software products. Sign on fees for access to our hosted service provider to utilize our “Cloud Service” transaction model amounted to $0 for the three months ended September 30, 2010 compared to $2,000 for the three months ended September 30, 2009, a decrease of $2,000. The decrease resulted from the phasing out of our ValidateID® product offering. Transaction revenues from the ASP hosting model were $0 for the three months ended September 30, 2010 compared to $110,113 for the three months ended September 30, 2009, a decrease of $110,113. The decrease was caused by the phasing out of our ValidateID® product offering, in order to provide greater focus on our GuardedID® keystroke encryption product.

Cost of revenues for the three months ended September 30, 2010 was $2,428 compared to $19,519 for the three months ended September 30, 2009, a decrease of $17,091, or 87.6%. The decrease resulted primarily from reduced support costs from the phasing out of our ValidateID® product offering. Cost of revenues as a percentage of total revenues for the three months ended September 30, 2010 was 2.2% compared to 10.4% for the three months ended September 30, 2009. The decrease reflects lower support costs for GuardedID® vs. ValidateID®.

Gross profit for the three months ended September 30, 2010 was $110,712 compared to $168,986 for the three months ended September 30, 2009, a decrease of $58,274, or 34.5%. The decrease in gross profit was primarily due to the decrease in sales of our software products caused by the phasing out of our ValidateID® product offering, in order to provide greater focus on our GuardedID® keystroke encryption product.

Research and development expenses for the three months ended September 30, 2010 were $94,877 compared to $108,735 for the three months ended September 30, 2009, a decrease of $13,858, or 12.7%. The decrease was primarily attributable to the decrease in time expended by our research and development personnel. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative (“SGA”) expenses for the three months ended September 30, 2010 were $202,282 compared to $346,613 for the three months ended September 30, 2009, a decrease of $144,331 or 41.6%. The net decrease was due primarily to decreases in professional fees and salaries and benefits costs through attrition. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services (including consulting, legal, and accounting fees), travel costs, non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other (income) expense for the three months ended September 30, 2010 was ($39,533) as compared to $265,796 for the three months ended September 30, 2009, representing a decrease in expense of $305,329, or 115%. The decrease was primarily due to the decrease in the changes in the fair value of derivative financial instruments relating to the convertible secured promissory notes and the decrease in financing expense.

Our net loss for the three months ended September 30, 2010 was $146,914 compared to a net loss of $552,158 for the three months ended September 30, 2009, a decrease of $405,244, or 73.4%. The decrease in our net loss was primarily due to the decrease in the changes in the fair value of derivative financial instruments relating to the convertible secured promissory notes and the decrease in financing expense.

NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

Revenues for the nine months ended September 30, 2010 were $215,524 compared to $335,738 for the nine months ended September 30, 2009, a decrease of $120,214 or 35.8%. The decrease in revenues was primarily due to the decrease in sales of our software products caused by the phasing out of our ValidateID® product offering.

Revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign-on fees and recurring transaction revenues. Hardware sales for the nine months ended September 30, 2010 were $1,476 compared to $849 for the nine months ended September 30, 2009, an increase of $627. The increase in hardware revenues was primarily due to the increase in our sales of our one-time-password tokens. Software, services and maintenance sales for the nine months ended September 30, 2010 were $185,643 compared to $161,064 for the nine months ended September 30, 2009, an increase of $24,579. The increase in software, services and maintenance revenues was primarily due to the increase in sales of our software products. Sign on fees for access to our hosted service provider to utilize our “Cloud Service” transaction model amounted to $0 for the nine months ended September 30, 2010 compared to $4,000 for the nine months ended September 30, 2009, a decrease of $4,000. The decrease resulted from the phasing out of our ValidateID® product offering. Transaction revenues from the ASP hosting model were $28,405 for the nine months ended September 30, 2010 compared to $169,825 for the nine months ended September 30, 2009, a decrease of $141,420. The decrease was caused by the phasing out of our ValidateID® product offering, in order to provide greater focus on our GuardedID® keystroke encryption product.

Cost of revenues for the nine months ended September 30, 2010 was $31,270 compared to $58,721 for the nine months ended September 30, 2009, a decrease of $27,451, or 46.8%. The decrease resulted primarily from the phasing out of our ValidateID® product offering. Cost of revenues as a percentage of total revenues for the nine months ended September 30, 2010 was 14.5% compared to 17.5% for the nine months ended September 30, 2009. The decrease reflects lower support costs for GuardedID® vs. ValidateID®.

Gross profit for the nine months ended September 30, 2010 was $184,254 compared to $277,017 for the nine months ended September 30, 2009, a decrease of $92,763, or 33.5%. The decrease in gross profit was primarily due to the decrease in sales of our software products caused by the phasing out of our ValidateID® product offering, in order to provide greater focus on our GuardedID® keystroke encryption product.

Research and development expenses for the nine months ended September 30, 2010 were $302,507 compared to $315,706 for the nine months ended September 30, 2009, a decrease of $13,199, or 4.2%. The decrease was primarily attributable to the decrease in time expended by our research and development personnel. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative (“SGA”) expenses for the nine months ended September 30, 2010 were $848,938 compared to $1,064,737 for the nine months ended September 30, 2009, a decrease of $215,799 or 20.3%. The net decrease was due primarily to decreases in professional fees, rent expense and salaries and benefits costs through attrition. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services (including consulting, legal, and accounting fees), travel costs, non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other (income) expense for the nine months ended September 30, 2010 was $1,276,517 as compared to $412,107 for the nine months ended September 30, 2009, representing an increase in other expense of $864,410, or 210%. The increase was primarily due to the impairment of deferred royalties that we recorded in the second quarter of 2010 and the increase in financing expense.

Our net loss for the nine months ended September 30, 2010 was $2,243,708 compared to a net loss of $1,515,533 for the nine months ended September 30, 2009, an increase in net loss of $728,175, or 48%. The increase in our net loss was due to the impairment of deferred royalties that we recorded in the quarter ended June 30, 2010, to the decrease in sales of our software products caused by the phasing out of our ValidateID® product offering, in order to provide greater focus on our GuardedID® keystroke encryption product and by the increase in financing expense.

Liquidity and Capital Resources

Our total current assets at September 30, 2010 were $81,507, which did not include cash as compared with $501,859 in total current assets at September 30, 2009, which included cash of $9,992 and $9,282 in restricted cash. Additionally, we had a stockholders’ deficiency in the amount of $10,173,423 at September 30, 2010 as compared to a stockholders’ deficiency of $7,996,630 at September 30, 2009. The increase in the deficiency is a result of our net losses. We have historically incurred losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. The liabilities include a computed liability for the fair value of derivatives of $401,927, which will only be realized on the conversion of the derivatives, or settlement of the debentures.

We financed our operations during the nine months ended September 30, 2010 through debt and equity financing, recurring revenues from our ProtectID® and ValidateID® hosting platforms, sales of our ProtectID® licensed platform, and sales of our GuardedID® keystroke encryption technology. Management anticipates that we will rely, at least in the near future, on a substantial percentage of our revenues arising from the sales of our GuardedID® and ProtectID® products. We phased out our ValidateID® product offering at the end of April 2010, in order to provide greater focus on our GuardedID® keystroke encryption product. We anticipate that we will have a limited number of customers for our other products and may continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market grows, management believes, but cannot guarantee, we will attain greater numbers of customers and the concentrations would then diminish. Until this is accomplished, management will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing research and development and operating expenditures, until our sales revenue can provide greater liquidity.

The number of common shares outstanding increased from 20,276,624 shares at the nine months ended September 30, 2009 to 49,954,944 at the nine months ended September 30, 2010, an increase of 146%. The increase in the number of common shares outstanding was primarily due to the number of shares issued relating to debt settlement, financing, consulting fees satisfied in common shares, and the conversion of our secured convertible debentures into common shares.

We have historically incurred losses and we anticipate that we will not generate, in managements’ opinion, any significant revenues until the second quarter of 2011. Our operations expenses are presently approximately $90,000 per month. Management believes, but cannot provide assurances, that we will be cash flow positive within the next six months, based on recently executed contracts and potential contracts we anticipate closing by the end of the first quarter of 2011 in the financial industry, technology, insurance, enterprise, government, and consumer sectors in the United States, Latin America, Europe and Asia. There can be no assurance, however, that the sales anticipated will materialize or that we will achieve the profitability we have forecasted.

At September 30, 2010, $542,588 in aggregate principal amount of the Citco Global Custody NV (“Citco Global”) debentures, as assigned by YA Global and Highgate in April 2009 (see below), was issued and outstanding.

At September 30, 2010, $251,820 in aggregate principal amount of the YA Global Investments, LP (“YA Global”) debenture remained outstanding.

In January 2008, we executed a Forbearance Agreement with YA Global whereby YA Global and Highgate have agreed to forbear from exercising their rights under the secured convertible debentures through February 27, 2008. Based on the terms of the Forbearance Agreement, we recorded an amount due to YA Global and Highgate from us of $1,214,093, which includes principal, interest and the redemption premium. The terms also include a reduction in the YA Global and Highgate Fixed Conversion Price to $0.065. In connection with this Forbearance Agreement, we issued to YA Global 500,000 contingency common stock purchase warrants with an exercise price of $0.15 per share. The common stock purchase warrants are exercisable for a period of five (5) years from date of issuance. The common stock purchase warrants are held in escrow and would only be released to YA Global if the total amount due by our company was not paid to YA Global by February 29, 2008. The total amount of our indebtedness to YA Global and Highgate in the amount of $1,214,093, as agreed to in the Forbearance Agreement, is further broken down as:

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

During the nine months ended September 30, 2010, YA Global converted $26,100 of the April 23, 2009 debenture into 6,937,445 shares of our common stock, pursuant to the terms of the Securities Purchase Agreement. The conversions were made on March 1, 2010 at a conversion price of $0.0256 per share, on July 7, 2010 at a conversion price of $0.0036 per share, on July 28, 2010 at a conversion price of $0.002104 per share, on August 26, 2010 at a conversion price of $0.002152 per share, on September 13, 2010 at a conversion price of $0.0024 per share and on September 24, 2010 at a conversion price of $0.002152 per share.

During the nine months ended September 30, 2010, we issued an unsecured convertible note of $30,000 to one unrelated party.

During the nine months ended September 30, 2010, we issued unsecured notes in an aggregate total of $130,000 to two unrelated parties. Additionally, during the nine months ended September 30, 2010, we repaid a total of $34,199 of unsecured notes to one unrelated party.

During the nine months ended September 30, 2010, we issued unsecured notes in an aggregate total of $119,820 to one related party. Additionally, during the nine months ended September 30, 2010, we repaid a total of $56,800 of unsecured notes to two related parties.

Summary of Funded Debt

As of September 30, 2010 our company’s open unsecured promissory note balance was $2,506,970, net of discount on promissory notes of $61,600, listed as follows:

•

$100,000 to YA Global (in April 2009 the note was extended to December 31, 2010. The note shall become convertible if not repaid by August 20, 2010.) – current portion

•

$18,750 to an unrelated individual

•

$355,000 to an unrelated individual – current portion = $80,000

•

$127,320 to an unrelated company

•

$210,000 to an unrelated company

•

$7,500 to an unrelated individual

•

$1,750,000 to twenty unrelated individuals through term sheet with the SIG – current portion = $1,700,000

As of September 30, 2010 our company’s open unsecured related party promissory note balances were $721,520, listed as follows:

•

$710,120 to our CEO – current portion

•

$11,400 to our former President – current portion

As of September 30, 2010 our company’s open convertible secured note balances were $794,408, listed as follows:

•

$542,588 to Citco Global (as assigned in 04/09 by YA Global and Highgate)

•

$251,820 to YA Global (04/09 secured debenture)

As of September 30, 2010 our company’s open convertible note balances were $1,142,080, net of discount on convertible notes of $3,432, listed as follows:

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

•

$50,000 to two unrelated individuals (12/09 unsecured debentures)

•

$30,000 to an unrelated company (03/10 unsecured debenture)

As of September 30, 2010 our company’s open convertible note balances - related parties were $419,255, listed as follows:

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

We are assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses of $2,243,708 for the nine months ended September 30, 2010, compared to a net operating loss of $1,515,533 for the nine months ended September 30, 2009. At September 30, 2010, the Company's accumulated deficit was $22,403,272 and its working capital deficiency was $8,689,033. Additionally, for the nine months ended September 30, 2010, we had negative cash flows from operating activities of $262,642. Since our inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business may require additional capital. These conditions raise substantial doubt about our ability to continue as a going concern.

We have issued three-year and two-year secured debentures in 2004 and 2005 that are convertible into shares of our common stock to YA Global Investments, LP and Highgate House Funds, Ltd., respectively. Under the terms of the secured debentures, we are restricted in our ability to issue additional securities as long as any portion of the principal or interest on the secured debentures remains outstanding. In April 2009, YA Global notified our company that the April 2005 YA Global and May 2005 Highgate secured convertible debentures, related documents and the subsequent forbearance agreements have been assigned to Citco Global Custody NV as of April 24, 2009. Additionally, we have issued a two-year secured debenture in 2009 that is convertible into shares of our common stock to YA Global. Under the terms of the secured debenture, we are restricted in our ability to issue additional securities as long as any portion of the principal on the secured debenture remains outstanding.

While we ares attempting to generate sufficient revenues, our cash position may not be sufficient enough to support our daily operations. Management intends to raise additional funds by way of a public or private offering or debt financing. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for our company to continue as a going concern. While our management believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of our company to continue as a going concern is dependent upon our company’s ability to further implement its business plan and generate sufficient revenues.

The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies

In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we record certain assets at the lower of cost or fair market value. In determining the fair value of certain of our assets, we must make judgments, estimates and assumptions regarding circumstances or trends that could affect the value of these assets, such as economic conditions. Those judgments, estimates and assumptions are based on information available to us at that time. Many of those conditions, trends and circumstances are outside our control and if changes were to occur in the events, trends or other circumstances on which our judgments or estimates were based, we may be required under U.S. GAAP to adjust those estimates that are affected by those changes. Changes in such estimates may require that we reduce the carrying value of the affected assets on our balance sheet (which are commonly referred to as “write downs” of the assets involved).

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

Discount on Debt

We have allocated the proceeds received from convertible debt instruments between the underlying debt instruments and has recorded the conversion feature as a liability in accordance with paragraph 815-15-25-1 of the FASB Accounting Standards Codification. The conversion feature and certain other features that are considered embedded derivative instruments, such as a conversion reset provision, a penalty provision and redemption option, have been recorded at their fair value within the terms of paragraph 815-15-25-1 of the FASB Accounting Standards Codification as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown on the Statement of Operations. We also recorded the resulting discount on debt related to the common stock purchase warrants and conversion feature and is amortizing the discount using the effective interest rate method over the life of the debt instruments.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

Our management evaluates our convertible debt, options, common stock purchase warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under paragraph 815-15-25-1 of the FASB Accounting Standards Codification and paragraph 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Statement of Operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

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

We have identified the Citco Global debentures, assigned from YA Global and Highgate, and the YA Global April 2009 debenture have compound embedded derivatives. These compound embedded derivatives have been bifurcated from their respective host debt contracts and accounted for as derivative liabilities in accordance with paragraph 815-15-25-1 of the FASB Accounting Standards Codification and paragraph 815-40-25 of the FASB Accounting Standards Codification. The codification requires that when multiple derivatives exist within the Convertible Notes, they have been bundled together as a single hybrid compound instrument.

The compound embedded derivatives within the Convertible Notes have been recorded at fair value at the date of issuance; and are marked-to-market each reporting period with changes in fair value recorded to our company’s Statement of Operations as “Net change in fair value of derivative liabilities”. We have utilized a third party valuation consultant to fair value the embedded derivatives using layered discounted probability-weighted cash flow approach. We have developed a financial model to value the compound embedded derivatives analyzing the conversion features, redemption options and penalty provisions. Additionally, our model has been developed to incorporate management’s assessment of the various potential outcomes relating to the specific features and provisions contained in the convertible debt instruments.

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

The fair value of the derivative liabilities are subject to the changes in the trading value of our company’s common stock, as well as other factors. As a result, our financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of our common stock at the balance sheet date and the amount of shares converted by Citco Global, YA Global and Highgate. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

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

Revenue Recognition

Our management applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. We recognize revenue when it is realized or realizable and earned. Our management considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue:

Hardware – Revenue from hardware sales is recognized when the product is shipped to the customer and there are either no unfulfilled Company obligations or any obligations that will not affect the customer's final acceptance of the arrangement. All costs of these obligations are accrued when the corresponding revenue is recognized. There were no revenues from fixed price long-term contracts.

Software, Services and Maintenance – Revenue from time and service contracts is recognized as the services are provided. Revenue from delivered elements of one-time charge licensed software is recognized at the inception of the license term, provided we have vendor-specific objective evidence of the fair value of each delivered element. Revenue is deferred for undelivered elements. The Company recognizes revenue from the sale of software licenses, when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured. Delivery generally occurs when the product is delivered to a common carrier or the software is downloaded via email delivery or an FTP web site. We assess collection based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. We do not request collateral from customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. Revenue from monthly software licenses is recognized on a subscription basis.

ASP Hosted Cloud Services – We offer an Application Service Provider hosted service whereby customer usage transactions are invoiced monthly on a cost per transaction basis. The service is sold via the execution of a Service Agreement between our company and the customer. Initial set-up fees are recognized over the period in which the services are performed.

Fixed price service contracts - Revenue from fixed price service contracts is recognized over the term of the contract based on the percentage of services that are provided during the period compared with the total estimated services to be provided over the entire contract. Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent. Revenue from maintenance is recognized over the contractual period or as each service is performed. Revenue in excess of billings on service contracts is recorded as unbilled receivables and is included in trade accounts receivable. Billings in excess of revenue that is recognized on service contracts are recorded as deferred income until the aforementioned revenue recognition criteria are met.

Impairment of Long-lived Assets

Long-lived assets, which include property and equipment, deferred royalties, website development cost and patents are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable or the useful lives are shorter than originally estimated. We assess the recoverability of our assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, whichever is more reliably measurable. If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives.

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

-

Retaining the services of our Advisory Board to promote the business of our company;

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

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and non-substantive milestones.

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

Subsequent Events

On February 24, 2010, the FASB issued guidance in the “Subsequent Events” topic of the FASC to provide updates including: (1) requiring the company to evaluate subsequent events through the date in which the financial statements are issued; (2) amending the glossary of the “Subsequent Events” topic to include the definition of “SEC filer” and exclude the definition of “Public entity”; and (3) eliminating the requirement to disclose the date through which subsequent events have been evaluated. This guidance was prospectively effective upon issuance. The adoption of this guidance did not impact our results of operations of financial condition.

Our management has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Additional Information

We file reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that we file with the Commission through the Commission’s Internet site at www.sec.gov.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, September 30, 2010. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently a party to, nor is any of its property currently the subject of, any material legal proceeding. None of the Company’s directors, officers or affiliates is involved in a proceeding adverse to the Company’s business or has a material interest adverse to the Company’s business, except as follows:

In August 2010, a summons was filed in the Superior Court of the State of New Jersey against the Company alleging the Company’s failure to comply with a written agreement with a consultant, specifically, failure to remit payment for services rendered in the amount of $3,000. In October 2010, the Company and the consultant reached a settlement agreement whereby the Company remitted $1,500 to the consultant. Future payments to the consultant by the Company would be in the form of shares of the Company’s common stock. As of November 2010, the $1,500 payment made to the consultant remained outstanding. The Company’s attempts to reach the consultant have been unsuccessful.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2010, the Company issued stock options to purchase 7,500,000 shares of common stock to nine employees. The options were issued in accordance with the Company’s 2004 Equity Incentive Plan. The options are exercisable at $0.0085 per share and expire in July 2015. The option shares vested on the date of issuance for 50% of the shares and on October 1, 2010 for the remaining 50% of the shares.

In July 2010, YA Global converted $6,900 of the April 23, 2009 debenture into 2,430,185 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversions were made on July 7, 2010, for 1,194,444 shares, at a conversion price of $0.0036 per share and on July 28, 2010, for 1,235,741 shares, at a conversion price of $0.002104 per share.

In August 2010, the Company sold warrants to purchase 1,600,000 shares of common stock to an unrelated individual for cash in the amount of $6,000. The warrants are exercisable at $0.0035 per share and expire in February 2011.

In August 2010, YA Global converted $2,800 of the April 23, 2009 debenture into 1,301,115 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion was made on August 26, 2010 at a conversion price of $0.002152 per share.

In September 2010, the Company issued 7,500 shares of its common stock, valued at $0.0017 per share, and issuable to a law firm as compensation for general counsel legal services rendered.

In September 2010, YA Global converted $6,400 of the April 23, 2009 debenture into 2,815,520 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversions were made on September 13, 2010, for 1,375,000 shares, at a conversion price of $0.0024 per share and on September 24, 2010, for 1,440,520 shares, at a conversion price of $0.002152 per share.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

In October 2010 we executed an agreement to pursue a funding opportunity through a consulting company that, through an executed MOU, purports to provide funding to StrikeForce over time, necessary to sustain the Company while current contracts for business revenues develop and increase to a sustainable level. Other multiple alternative funding options have not progressed to viable proposals or did not close because of their expressed high risk level associated with the Company’s secured lenders, large debt positions and low revenues. A requirement of this funding source, utilizing an equity funding approach, requires StrikeForce to re-domicile in the State of Wyoming in order for this project to move forward in a necessary timeframe and at a necessary low cost to the Company. In November 2010, we received the corporate registration, amended articles of incorporation and by-laws as a result of our re-domiciling in the State of Wyoming. The amended articles of incorporation and amended by-laws are attached as Exhibits to this filing.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of StrikeForce Technologies, Inc.(1)
3.2	Amended Articles of Incorporation of StrikeForce Technologies, Inc. (3)
3.3	By-laws of StrikeForce Technologies, Inc. (1)
3.4	Amended By-laws of StrikeForce Technologies, Inc. (3)
10.1	2004 Stock Option Plan. (1)
10.2	Securities Purchase Agreement dated December 20, 2004, by and among StrikeForce Technologies, Inc. and Cornell Capital Partners, LP. (1)
10.3	Secured Convertible Debenture with Cornell Capital Partners, LP. (1)
10.4	Investor Registration Rights Agreement dated December 20, 2004, by and between StrikeForce Technologies, Inc. and Cornell Capital Partners, LP in connection with the Securities Purchase Agreement.(2)
10.5	Escrow Agreement, dated December 20, 2004, by and between StrikeForce Technologies, Inc. and Cornell Capital Partners, LP in connection with the Securities Purchase Agreement. (2)
10.6	Security Agreement dated December 20, 2004, by and between StrikeForce Technologies, Inc. and Cornell Capital Partners, LP in connection with the Securities Purchase Agreement. (1)
10.7	Secured Convertible Debenture with Cornell Capital Partners, LP dated January 18, 2005. (1)
10.8	Royalty Agreement with NetLabs.com, Inc. and Amendments. (1)
10.9	Employment Agreement dated as of May 20, 2003, by and between StrikeForce Technologies, Inc. and Mark L. Kay. (1)
10.10	Amended and Restated Secured Convertible Debenture with Cornell Capital Partners, LP dated April 27, 2005. (1)
10.11	Amendment and Consent dated as of April 27, 2005, by and between StrikeForce Technologies, Inc. and Cornell Capital Partners, LP. (1)
10.12	Securities Purchase Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)
10.13	Investor Registration Rights Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (2)
10.14	Secured Convertible Debenture with Highgate House Funds, Ltd. dated April 27, 2005. (2)
10.15	Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)
10.16	Escrow Shares Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)
10.17	Security Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)
10.18	Network Service Agreement with Panasonic Management Information Technology Service Company dated August 1, 2003 (and amendment). (1)
10.19	Client Non-Disclosure Agreement. (1)
10.20	Employee Non-Disclosure Agreement. (1)
10.21	Secured Convertible Debenture with Highgate House Funds, Ltd. dated May 6, 2005. (2)
10.22	Termination Agreement with Cornell Capital Partners, LP dated February 19, 2005. (1)
10.23	Securities Purchase Agreement with WestPark Capital, Inc. (4)
10.24	Form of Promissory Note with WestPark Capital, Inc. (4)
10.25	Investor Registration Rights Agreement with WestPark Capital, Inc. (4)
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
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

STRIKEFORCE TECHNOLOGIES, INC.

Dated: December 13, 2010	By: /s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: December 13, 2010	By: /s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer