Form 10-K
period 2010-12-31
StrikeForce Technologies Inc.
filed 2011-04-15
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

   X  .

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2010

       .

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________________ to _________________

STRIKEFORCE TECHNOLOGIES, INC.

(Exact name of registrant as specified  in its Charter)

WYOMING	333-122113	22-3827597
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(I.R.S. Employer Identification No.)

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

Yes      . No   X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      . No   X  .

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.

Yes      . No   X  .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates.  This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.  $3,467,638

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: At March 31, 2011, there were 116,374,591 shares of Common Stock, $0.0001 par value per share, issued and outstanding and three shares of Series A Preferred Stock, $0.10 par value per share, issued and outstanding.

.

Documents Incorporated By Reference

None

STRIKEFORCE TECHNOLOGIES, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2010 and 2009

CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

CAUTION REGARDING FORWARD-LOOKING INFORMATION

Included in this annual report are "forward-looking" statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA")  as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled "Risk Factors." Forward-looking statements include those that use forward-looking terminology, such as the words "anticipate," "believe," "estimate," "expect," "intend," "may," "project," "plan," "will," "shall," "should," and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. We claim the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.

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

Unless otherwise noted, references in this Form 10-K to “StrikeForce”  “we”, “us”, “our”, “SFT”, and the “Company” means StrikeForce Technologies, Inc., a Wyoming corporation.

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

We own the exclusive right to license and develop various identification protection software products to protect computer networks from unauthorized access and to protect network owners and users from identity theft.  We have developed a suite of products partly based upon this exclusive license that is targeted to the financial services, e-commerce, corporate, government, healthcare and consumer sectors. We are a development stage business and have had nominal revenues since our formation. On August 3, 2005, our registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission (the “SEC”) and on December 14, 2005, we received our clearance for quotation on the Over-The-Counter Bulletin Board. On November 2, 2006, we filed a Post-Effective Amendment to our Form SB-2 Registration Statement with the SEC.  The SEC declared our Post-effective Amendment effective on November 8, 2006.

We began our operations in 2001 as a reseller and integrator of computer hardware and iris biometric technology. From the time we started our operations through the first half of 2003, we derived the majority of our revenues as an integrator. In December 2002, upon the acquisition of the licensing rights to certain intellectual property and patent pending technology from NetLabs.com, we shifted the focus of our business to developing and marketing our own suite of security products. Based upon the acquired licensing rights and additional research and development, we have developed various identification protection software products to protect computer networks from unauthorized access and to protect network owners and users from identity theft. The technology developed by the Company and used in the Company’s GuardedID® product is the subject of a pending patent application. In November 2010, we received notice that the United States Patent Office has issued an official Notice of Allowance for the patent application for the technology relating to our ProtectID® product, titled "Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System".

We completed the development of our ProtectID® platform at the end of June 2006 and we completed the core development of our keyboard encryption and anti-keylogger product, GuardedID®, in December 2006, with continuous enhancements, which is currently being sold and distributed. We seek to locate customers in a variety of ways. These include contracts primarily with value added resellers and distributors (both inside the United States and internationally), direct sales calls initiated by our internal staff, exhibitions at security and technology trade shows, through the media, through consulting agreements, and through our own and agent relationships. Our sales generate revenue either as an Original Equipment Manufacturer (“OEM”) model, through a Hosting/License agreement, bundled with other company’s products or through direct purchase by customers. We price our products for cloud consumer transactions based on the number of transactions in which our software products are utilized. We also price our products for business applications based on the number of users. These pricing models provide our company with one-time, monthly, quarterly and yearly recurring revenues. We are also generating revenues from annual maintenance contracts, renewal fees and expect an increase in revenues based upon the execution of various agreements that we have recently closed and are being implemented.

We generated all of our 2010 and 2009 revenues of $265,990 and $411,737, respectively, from the sales of our security products. We market our products to financial service firms, e-commerce companies, government agencies and the enterprise market in general and with virtual private networks, as well as technology service companies that service all the above markets. We seek such sales through our own direct efforts and primarily through distributors, resellers and third party agents. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in production installations and pilot projects with various distributors, resellers and direct customers, as well as having reached additional reseller agreements with strategic vendors internationally. Our GuardedID® product is also being sold directly to consumers, primarily through the Internet as well as distributors, resellers, third party agents and potential OEM agreements by bundling GuardedID® with their products (providing a value-add to their own products and offerings).

We have incurred substantial losses since our inception. Our management believes that our products provide a cost-effective and technologically competitive solution to address the problems of network security and identity theft in general. Newly drafted amendments for the FFIEC regulations include the need for solutions that our management believes our products directly address. However, there can be no assurance that our products will continue to gain acceptance and continue to grow in the commercial marketplace or that one of our competitors will not introduce technically superior products.

Our executive office is located at 1090 King Georges Post Road, Suite 603, Edison, NJ 08837. Our telephone number is (732) 661-9641. We have 7 employees. Our Company’s website is www.strikeforcetech.com.

Our Products

StrikeForce is a software development and services company. We own and are seeking to commercially exploit various identification protection software products that were developed to protect computer networks from unauthorized access and to protect network owners and users from identity theft. Our principal products ProtectID® and GuardedID®, inclusive of our unique CryptoColor® technology, are proprietary authentication and keystroke encryption technologies that are intended to eliminate unauthorized access to computer networks and to prevent unauthorized individuals from copying (logging) keystrokes. We are seeking to develop a market for our suite of products in the financial services, e-commerce, corporate, healthcare, government and consumer sectors. The technology developed by our company and used in our company’s GuardedID® product is the subject of a pending patent application. In November 2010, we received notice that the United States Patent Office has issued an official Notice of Allowance for the patent application for the “Out-of-Band” authentication process technology relating to our ProtectID® product, titled "Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System". In January 2011, we received notice that the United States Patent Office issued the Company Patent No. 7,870,599. The products are as follows:

o

ProtectID® is an authentication platform that uses “Out-of-Band” two-factor cloud service technology to authenticate computer network users by a variety of methods including traditional passwords combined with a telephone, iPhone, Blackberry, PDA or multiple computer secure sessions, biometric identification or encrypted devices such as tokens or smartcards as examples. The authentication procedure separates authentication information such as usernames and passwords or biometric information, which are then provided to the network’s host server on separate channels. The platform provides the client choices which will evolve  over time with newly available technologies.

o

ValidateID® is a software application that validates the identity of an end user or applicant by asking a series of questions based on private and publicly available information, e.g., prior addresses or motor vehicles that are unlikely to be known by anyone other than the “correct” user. We phased out this product offering at the end of April 2010 so we could focus on our other two products.

o

GuardedID® creates a 128-bit encrypted real time separate pathway for information delivery from a keyboard to a targeted application on a local computer, preventing the use of spyware/malware to collect user information.  This product provides keyboard encryption and helps prevent keylogging from occurring in real time, which helps prevent the number one threat to consumers and businesses in today’s market: keylogging software, which is stealth software embedded in web sites, emails, pictures, MP3 files, videos or other software that, once unknowingly launched, secretly monitors and records all of a user's keystrokes on the computer and sends the data to the identity thief without the user’s awareness.  Keylogging has been reported as the #1 cause of major data breaches that occurred in 2010, as reported in the 2010 Verizon Data Breach Report.

Our products sometimes include software and hardware that we contractually license from other vendors. We also distribute and resell related technology software and hardware products. These products include VASCO (authentication and e-signature solutions company) tokens, as well as additional authentication and telecommunication software devices.

The ProtectID® cloud service product can either be hosted by our service provider (we have a strategic arrangement with a third party SAS70 hosting service) or not hosted and internally installed into a customer’s infrastructure. With the exception of our licenses with Microsoft and our reseller agreement with VASCO, none of our contracts for hardware or software are with a sole supplier of that product.

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

o The U.S. Federal Government increased its budget for cyber solutions to fight Identity Theft by 1,000%, from approximately $1.7 billion in 2007 to $17 billion in 2008.

o 84% of all data breaches in 2008 and more in 2009 were caused by key loggers (malware copying keystrokes), as reported by the Verizon report in January 2009 & 2010.

o Cybercrime became a $1 trillion+ business in 2008, noted by McAfee.

o Heartland Payment Systems Inc. said that cyber criminals compromised its computer network using keyloggers, gaining access to customer information associated with 100 million card transactions it handles each month, as reported by the Wall Street Journal on January 21, 2009.

o In respect to the latest version of our keyboard encryption and anti-keylogger Product, GuardedID®, a recent report from a government security group known as CERT states that minimally 80% of the malicious keylogging programs are undetected by the major anti-virus software suites. However, GuardedID® helps render the malicious programs useless, in real time.

o The Effectiveness of Our Products: Our products have been designed to provide the highest available level of security for computer networks and individual users. In particular, we believe that the now Patented “Out-of-Band” authentication process is an innovative technology that will greatly prevent unauthorized access to computer networks and will provide effective security products to drastically reduce the incidence of identity fraud for our customers. We have contractually commenced implementation of our products on a large scale, yet there can be no assurance that they will function in all aspects as intended. Likewise, a high level of innovation characterizes the software industry and there can be no assurance that our competitors will not develop and introduce a superior product. The effective functioning of our products once deployed is an important factor in our future success.

o Ability to Integrate our Software with Customer Environments: There are numerous operating systems that are used by computer networks. The ability of a software product to integrate with multiple operating systems is likely to be a significant factor in customer acceptance of particular products. StrikeForce’s ProtectID® operates on an independent cloud service platform and is able to integrate with multiple operating systems and user interfaces. ProtectID® has been designed to use multiple authentication devices on the market (including, but not limited to, biometrics, key-fob tokens, iPhones, iPads, Blackberrys, PDA’s, smart cards and telephones). Our ability to integrate our products with multiple existing and future technologies is likely to be a key factor in the acceptance of our product.  Our GuardedID® product currently operates with Windows Internet Explorer (IE) and Firefox web browsers and our upgraded Premium version works with almost all applications running on a Windows platform, inclusive of Microsoft Office. New features and functions for both products continue to be developed via research and development, as well as the ability to operate on other technology platforms, such as Apple..

o Relative Cost: We have attempted to design our products to provide a cost-effective suite of products for financial services, e-commerce, commercial, healthcare, government and direct-consumer customers. Our ability to offer our products at a competitive price and to add to existing installations is likely to be a key factor in the acceptance of our product.

The technology developed by our company and used in our company’s GuardedID® product is the subject of a pending patent application. In November 2010, we received notice that the United States Patent Office has issued an official Notice of Allowance for the patent application for the technology relating to our “Out-of-Band” authentication process ProtectID® product, titled "Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System". In January 2011, we received notice that the United States Patent Office issued the Company Patent No. 7,870,599.

Business Model

We operate primarily as a software development company, providing security software products and services, to be sold to enterprises, government agencies, Internet consumer businesses and consumers, directly and through sales channels comprised of distributors, resellers, agents and OEM relationships internationally. We are focusing primarily on developing sales through “channel” relationships in which our products are offered by other manufacturers, distributors, value-added resellers and agents, internationally. We also sell our suite of security products directly from our Edison, NJ office, which also augments our channel partner relationships. It is our strategy that these “channel” relationships will provide the greater percentage of our revenues ongoing. Examples of the channel relationships that we are pursuing include our attempts to establish OEM relationships with other security technology, identity theft products and software providers that would integrate or bundle the enhanced security capabilities of ProtectID® and or GuardedID® into their own product lines. These would include providers of networking software and manufacturers of computer and telecommunications hardware and software that provide managed services, as well as all markets interested in increasing the value of their products and packages, such as financial services software, anti-virus and identity theft product companies.

Our primary target markets include financial services such as banks, insurance companies and savings institutions, e-commerce based services companies, telecommunications and cellular carriers, technology software companies, healthcare, government agencies and consumers. For the near term, we are narrowly focusing our concentration on strategic problem areas relating to identity theft, such as where compliance with government regulations are key, stolen passwords used to acquire private information illegally, data breaches, as well as remote users for medium to large size companies. Because we anticipate a growing market demand, we are developing a sizeable global reseller and distribution channel as a strategy to generate, manage and fulfill demand for our products across market segments, minimizing the requirement for an increase in our staff. We intend to minimize the concentration on our initial direct sales efforts in the future as our distribution and reseller channels continue to develop internationally.

We intend to generate revenue through fees for ProtectID® based on consumer volumes of usage in the e-commerce and financial services markets, one time per person fees in the enterprise markets, set-up and recurring transaction fees when the product is hosted, yearly maintenance fees, transaction fees through our Cloud Service and other one-time fees. We also intend to generate revenues through sales of our GuardedID® Standard, Premium and Enterprise products. GuardedID® pricing is for an annual license and we discount for volume purchases. GuardedID® pricing models, especially when bundling through OEM contracts, include monthly and quarterly recurring revenues. We also provide our clients a choice of operating our ProtectID® authentication software internally by licensing or through our Cloud Service. GuardedID® requires a download on each and every computer it protects, whether for employees or consumers.

Marketing

Our multi-channel marketing strategy includes:

o Direct sales to enterprise and commercial customers (being minimized over time).

o Resellers, Agents & Distributors (our strategic sales channel) who distribute and resell our products and services to enterprise and commercial customers (technology and software product distributors, systems integrators, other security technology and software vendors, telecom companies, identity theft related product companies, etc.).

o Application Service Provider (ASP) Partners: Our certified SAS 70 third party service provides a hosting platform that facilitates faster implementations with choices at competitive pricing.

o Original Equipment Manufacturers (OEM): SFT products are sold to other security technology vendors that integrate ProtectID® and  GuardedID® into their products (bundling) and services.

o Internet sites that sell GuardedID® to consumers and small enterprises.

In December 2007, we executed an agreement with a nationwide premier data center and co-location services provider who will function as an Application Service Provider for our ProtectID product, which requires a secondary server used for the “Out-of-Band” two-factor authentication technology. We believe that this relationship improves the implementation time, reduces the cost and training requirements and allows for ease of scalability on an as needed basis. The hosting site is also SAS 70 certified, which is critical to providing a secure compliant service that is required by most of our clients. Our agreement with the services provider was for a one-year (1) term ending in December 2008 and renews automatically for one-year (1) terms. The relationship can be terminated by either party on sixty days written notice. The hosting service is compensated by StrikeForce based on a flat monthly fee per the terms of the contract that can increase as StrikeForce requires additional services.

Intellectual Property

In December 2002, and formally memorialized by an agreement in September 2003, we acquired certain intellectual property rights and patent pending technology from NetLabs.com including the rights to further develop and sell their principal technology and certain officers of NetLabs.com joined StrikeForce as officers and directors of our company.

The technology developed by the Company and used in the Company’s GuardedID® product is the subject of a pending patent application. In November 2010, we received notice that the United States Patent Office has issued an official Notice of Allowance for the patent application for the technology relating to our ProtectID® product, titled "Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System". In January 2011, we received notice that the United States Patent Office issued the Company Patent No. 7,870,599 relating to our ProtectID® product. The Company’s firewall product, which was in the research and design phase, is no longer being developed, therefore, the pending provisional patent application was allowed to expire. A fourth patent application relating to the Company’s ProtectID® product was combined into the first ProtectID® patent application and the fourth application was allowed to lapse.

We have three trademarks that have been approved and registered: ProtectID®, GuardedID® and CryptoColor®.

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

Business Strategy

We expect to incur significant additional costs before we become profitable. We anticipate that most of the costs that we incur will be related to salaries, professional fees, marketing, sales and research & design. We anticipate that we will increase our sales force by approximately one full-time employee and our technology staff by approximately two employees during the next 6 months. At the present time, our monthly burn rate is approximately $85,000 per month. We expect that our monthly cash usage for operations will increase in the future due to contracted and anticipated increased volumes and the preceding additions. We anticipate that the area in which we will experience the greatest increase in operating expenses is in marketing, selling, advertising, payroll related to sales and product support, technology and global strategic business consultants.

Our primary strategy over the next 12 months is to continue the focus on developing additional channel partners, including distributors, resellers and original equipment manufacturers (OEMs). Secondly, our internal sales team will target potential direct sales to network customers, and in industries that management believes provides the greatest potential for near-term sales. These include small to medium sized financial institutions, government agencies, e-commerce, healthcare and enterprise businesses. We are also executing agreements with strategic resellers and distributors for marketing, selling and supporting our products internationally. It is our intention to ultimately utilize distributors, resellers and Company agents to generate the bulk of our sales internationally. There can be no assurance, however, that we will succeed in implementing our sales strategy. Although management believes that there is an increasingly strong market for our products, we have not generated substantial revenue from the sale of our principal products and there is no assurance we can secure a market sufficient to permit us to achieve profitability in the next twelve months.

Competition

The software development and services market is characterized by innovation and competition. There are several well-established companies within this market that offer network security systems and newer companies with emerging technologies.

We believe that our patented “Out-of-Band” two-factor identity authentication product is an innovative, secure, adaptable, competitively priced, integrated network authentication system. The main features of ProtectID® include: an open architecture “Out-of-Band” platform for user authentication; operating system independence; biometric layering; mobile authentication; secure website logon; VPN access; domain authentication and multi-level authentication. Unlike other techniques for increased network security, ProtectID® does not rely on a specific authentication device or method (e.g., phone, tokens, smart cards, digital certificates or biometrics, such as a retinal or fingerprint scan). Rather ProtectID® has been developed as an “open platform” that incorporates many authentication devices and methods. For example, once a user has been identified to a computer network, a system deploying our ProtectID® authentication system permits the “Out-of-Band” authentication of that user by a telephone, iPhone, iPad, Blackberry, PDA, email, hard token, SSL client software, a biometric device such as a fingerprint scan, or others, before that user is permitted to access the network. By using “Out-of-Band” authentication methods, management believes that ProtectID® provides a competitive product for customers with security requirements greater than typical name and password schemes for virtual private networks and computer systems with multiple users at remote locations, as examples. We also believe that our keystroke encryption product, GuardedID®, offers an additional competitive edge for network security and e-commerce applications that should provide greater levels of security and the ability to evolve over time based on newer technologies made available. Both products have limited competition based on our product’s ability to protect individual identities and computers/devices.

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

Employees

As of fiscal year end December 31, 2010, the Company had 7 employees. We believe relations with employees are generally good.

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

ITEM 1A.   RISK FACTORS

You should carefully consider the following risk factors together with the other information contained in this Annual Report on Form 10-K, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended.  If any of the risks factors actually occur, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline. We believe there are no changes that constitute material changes from the risk factors previously disclosed in the prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933 and include or reiterate the following risk factors:

WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE. SHOULD WE CONTINUE TO INCUR LOSSES FOR A SIGNIFICANT AMOUNT OF TIME, THE VALUE OF YOUR INVESTMENT IN OUR COMMON STOCK COULD BE ADVERSELY AFFECTED, AND YOU COULD EVEN LOSE YOUR ENTIRE INVESTMENT.

We have yet to establish any history of profitable operations as shown in our independent certified financial audit for 2010 and 2009, respectively. As of December 31, 2010, we had an accumulated deficit of $23,034,026. We have incurred annual operating losses of $2,239,081 for the year ended December 31, 2009 and $2,874,462 for the year ended December 31, 2010. We have financed our operations through loans from our officers, employees, and the issuance of debt and equity securities in private placement transactions.  Our revenues have not been sufficient to sustain our operations. Our profitability will require the successful marketing and sale of our ProtectID® and GuardedID® products and services.

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

SECURED CONVERTIBLE DEBENTURES ISSUED TO CITCO GLOBAL CUSTODY, NV (AS ASSIGNED BY YA GLOBAL INVESTMENTS, LP, FORMERLY CORNELL CAPITAL PARTNERS, LP, AND HIGHGATE HOUSE FUNDS, LTD) AND PMI TECHNOLOGIES, INC. (AS ASSIGNED BY YA GLOBAL INVESTMENTS, LP) COULD RESULT IN A CHANGE IN CONTROL.

SUMMARY OF OUR OUTSTANDING SECURED CONVERTIBLE DEBENTURES

In December 2010, the balance of the YA Global April 2009 secured convertible debenture, after conversions, of $231,320, the principal balance due of the YA Global May 2006 promissory note of $100,000 and the accrued interest owed on the promissory note of $32,806.15 was assigned to PMI Technologies, Inc. (“PMI”). The total amount assigned to PMI was $364,126. In connection with this assignment, the Company paid an assignment fee of $200,000, recorded as financing expense, to YA Global in December 2010. As of December 2010, YA Global is no longer a secured lender to StrikeForce.

HISTORY OF OUR OUTSTANDING SECURED CONVERTIBLE DEBENTURES

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

In December 2010, the balance of the YA Global April 2009 secured convertible debenture, after conversions, of $231,320, the principal balance due of the YA Global May 2006 promissory note of $100,000 and the accrued interest owed on the promissory note of $32,806.15 was assigned to PMI Technologies, Inc. (“PMI”). The total amount assigned to PMI was $364,126. The Company paid an assignment fee of $200,000, recorded as financing expense, to YA Global in December 2010. Therefore, as of December 2010, YA Global is no longer a secured lender to StrikeForce.

In December 2010, the Company executed an amendment to the PMI assignment agreement whereby the secured convertible balance owed to PMI was distributed among five unrelated parties, one of whom was PMI. The due dates of the notes were extended to December 31, 2012 and the conversion price was modified to a fixed price of $0.004551576875 per share. Additionally, the amendment called for the Company to make available to the note holders the opportunity to offer financing to the Company via the sale of a total of 120,000,000 five year warrants exercisable into shares of the Company’s common stock at $0.03 per share.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR SECURED CONVERTIBLE DEBENTURES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES, WHICH COULD CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

Our obligation to issue a combination of shares or deliver shares through the escrow agent upon conversion of our $542,588 principal amount secured convertible debentures owed to Citco Global is essentially limitless. Citco Global has not processed any conversions as of March 31, 2011. The following is an example of the amount of shares of our common stock that are issuable upon conversion of the Citco secured convertible debentures based on various market prices:

Price Per Share	With 20% Discount	Number of Shares	Percentage of Stock* Issuable
$0.10	$0.080	6,782,350	8.74%
$0.07	$0.056	9,689,071	12.50%
$0.05	$0.040	13,564,700	17.49%

* Based on 77,538,877 shares of common stock outstanding as of December 31, 2010. As illustrated, the number of shares of common stock issuable upon conversion of our secured convertible debentures will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

THE SALES OF COMMON STOCK BY INVESTORS AFTER DELIVERY OF A CONVERSION NOTICE COULD HAVE A DEPRESSIVE EFFECT ON THE PRICE OF OUR COMMON STOCK. IN ADDITION, WE DO NOT INTEND TO DISCLOSE THE TIMING OF ANY CONVERSION NOTICES WHICH WE MAY RECEIVE FROM THE INVESTORS AND AS A RESULT, YOU WILL HAVE NO KNOWLEDGE OF WHEN THE INVESTORS ARE CONVERTING INTO SHARES OF OUR COMMON STOCK.

While the securities purchase agreements with Citco Global and PMI Technologies, Inc. contain provisions prohibiting them from engaging in short sales, the investors may, nevertheless, engage in the sale of escrowed shares after delivering a conversion notice to us but before actual delivery of the shares. In the event that Citco Global and/or PMI Technologies, Inc. were to engage in any such sales, this may create downward pressure on the price of our common stock and could result in higher levels of volatility. Further, any resulting decline in the price of our stock could result in increased dilution due to the fact that we could be required to issue greater numbers of shares upon receiving future conversion notices. In addition, not only the sale of shares issued upon conversion of secured debentures, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock. In addition, we do not intend to disclose the timing of conversion notices which we may receive from Citco Global and/or PMI Technologies, Inc. As a result, you will have no knowledge of when the investors are converting. Further, you will not know that the investors have shares of our common stock that they may be imminently selling, or that the investors have sold such shares, all of which may have a depressive effect on the price of our common stock.

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

OUR SECURITY AGREEMENTS WITH CITCO GLOBAL CUSTODY NV AND PMI TECHNOLOGIES, INC CONTAIN NEGATIVE COVENANTS WHICH RESTRICT OUR ABILITY TO CREATE SECURITY INTERESTS, CHANGE MANAGEMENT, DECLARE DIVIDENDS, MAKE LOANS AND INCUR ADDITIONAL INDEBTEDNESS, WITHOUT CITCO GLOBAL’S AND PMI’S PRIOR WRITTEN CONSENT. SUCH RESTRICTIONS COULD IMPEDE OUR ABILITY TO OBTAIN ADDITIONAL FUNDING TO FINANCE OUR ONGOING OPERATIONS, WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

In connection with the securities purchase agreements for our secured convertible debentures with both Citco Global Custody NV (as assigned by YA Global Investments, LP, dated December 20, 2004, January 18, 2005 and amended on April 27, 2005 into one debenture with interest to April 27, 2005, and Highgate House Funds Ltd., dated April 27, 2005 and May 6, 2005) and PMI Technologies, Inc. (as assigned by YA Global Investments, LP dated May 1, 2006 and April 23, 2009), we granted both Citco Global and PMI a secured interest in all of our assets. In accordance with such agreement, we may not, without Citco Global’s and PMI’s written consent, directly or indirectly:

o	permit to exist any assignment, transfer, pledge, mortgage, security interest or other lien or encumbrance in or against any part of the pledged property;

o	materially change our ownership, executive staff or management, including Mark L. Kay;

o	declare or pay any dividend of any kind, in cash or in property, on any class of our capital stock, or make any distribution of any kind in respect thereof;

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

THE PATENT APPLICATION FOR THE GUARDEDID® TECHNOLOGY IS PENDING AND THERE IS NO ASSURANCE THAT THIS APPLICATIONS WILL BE GRANTED. FAILURE TO OBTAIN THE PATENT FOR THE APPLICATION COULD PREVENT US FROM SECURING PAYMENTS IN THE FUTURE. THE PATENT APPLICATION FOR THE PROTECTID® TECHNOLOGY HAS BEEN GRANTED.

The technology developed by the Company and used in the Company’s GuardedID® product is the subject of a pending patent application. In November 2010, we received notice that the United States Patent Office has issued an official Notice of Allowance for the patent application for the technology relating to our ProtectID® product, titled "Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System". In January 2011, we received notice that the United States Patent Office issued the Company Patent No. 7,870,599. Our firewall product, which was in the research and design phase is no longer being developed, therefore the pending provisional patent (acquired from NetLabs.com) application was allowed to expire. A fourth patent application relating to our ProtectID® product was combined into the first ProtectID® patent application and the fourth application was allowed to lapse. To date the GuardedID® patent application has not been granted. We cannot be certain that this patent will be granted nor can we be certain that other companies have not filed for patent protection for this technology. In the event the patent was granted for the GuardedID® technology, there is no assurance that we will be in a position to enforce the patent rights. Failure to be granted patent protection for the technology could result in greater competition or in limited payments. This could result in inadequate revenue and cause us to cease operations.

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

IF WE DO NOT ADEQUATELY PROTECT THE INTELLECTUAL PROPERTY RIGHTS, WE MAY EXPERIENCE A LOSS OF REVENUE AND OUR OPERATIONS MAY BE MATERIALLY IMPAIRED.

We rely upon confidentiality agreements signed by our employees, consultants and third parties to protect the intellectual property. We cannot assure that we can adequately protect the intellectual property or successfully prosecute potential infringement of the intellectual property rights. Also, we cannot assure that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. Failure to protect the intellectual property rights would result in a loss of revenue and could adversely affect our operations and financial condition. The Company is in discussions with companies that would contract with us to defend and protect our “Out-of-Band” Patent No. 7,870,599.

OUR INABILITY TO RETAIN OUR KEY EXECUTIVE OFFICERS WOULD IMPEDE OUR BUSINESS PLAN AND GROWTH STRATEGIES, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

Our success depends, to a critical extent, on the continued efforts and services of our Chief Executive Officer, Mark L. Kay, our Chief Technical Officer, Ramarao Pemmaraju, our Chief Financial Officer, Philip E. Blocker and our Executive Vice President and Head of Marketing, George Waller.  Were we to lose two or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital.  We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our Company.  Only one of our executive officers (CEO) had an employment agreement providing for his continued service to us, which is now expired.  We do not currently  carry a key-man life  insurance  policy  on any of  our  employees,  which  would  assist  us in recouping our costs in the event of the loss of those officers.

THE INABILITY TO MANAGE OUR GROWTH COULD IMPEDE OUR ABILITY TO GENERATE REVENUES AND PROFITS AND TO OTHERWISE IMPLEMENT OUR BUSINESS PLAN AND GROWTH STRATEGIES, WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

We plan to grow rapidly, which will place strains on our management team and other Company resources to both implement more sophisticated managerial, operational and financial systems, procedures and controls and to hire, train and manage the personnel necessary to implement those functions. Our staff is currently comprised of 7 people and we believe that in order for us to achieve our goals, it will be necessary to further expand our personnel, particularly in the area of sales, support services, technology development and client support. As we grow, we also expect to increase detailed and pertinent internal and administrative controls and procedures, require further product enhancements and customization of our existing products for specific clients, as well as enter new geographic markets. We do not presently have in place the corporate infrastructure common to larger organizations. We do not, for example, have a separate human resources department or purchasing department designed for a larger organization. Some of our key personnel do not have experience managing large numbers of personnel. Substantial expansion of our organization will require the acquisition of additional information systems and equipment, a larger physical space and formal management of human resources. It will require that we expand the number of people within our organization providing additional administrative support (or consider outsourcing) and to develop and implement additional internal controls appropriate for a larger organization. Our experience to date in managing the minimal growth of our Company has been positive, without product failures or breakdowns of internal controls.

We plan to devote substantial resources to our ProtectID® and GuardedID® products, focusing on our marketing, sales, administrative, operational, financial and other systems to implement our longer-term business plan and growth strategies. We also are growing our distribution and reseller services through our channel strategy. This expansion requires us to significantly improve, replace and or acquire managers, operational and financial systems, procedures and controls, to improve the coordination between our various corporate functions, to manage, train, motivate and maintain a growing employee and marketing base. Our performance and profitability will depend on the ability of our officers and key employees to:

o	manage our business as a cohesive global enterprise;

o	manage expansion through the timely implementation and maintenance of appropriate administrative, operational, financial and management information systems, controls and procedures;

o	add internal capacity, facilities and third-party sourcing arrangements when needed;

o	maintain and continually improve service;

o	attract, train, retain, motivate and manage effectively our employees.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting and, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

Special Note Regarding Forward-Looking Statements

This annual report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and good faith beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we have not received written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 within the last 180 days before the end of our last fiscal year.

ITEM 2.   PROPERTIES

We operate from leased offices located at 1090 King Georges Post Road, Suite #603, Edison, New Jersey 08837. We do not hold any material investments in other real or personal property other than office equipment. We anticipate these facilities will be adequate for the immediate future but that if we are successful in introducing our products, we will need to seek larger or additional office quarters. In June 2009, we executed a lease amendment with our landlord. Per the terms of the amendment, we agreed to move our headquarters to an alternate location in our landlord’s office park. We vacated Suite #108 and moved to Suite #603 on June 30, 2009. Per the terms of the amendment, we shall pay a monthly base rent of $3,807 which commenced on July 1, 2009 through the lease termination date of January 31, 2013. The lease does not contain a renewal option and requires us to pay costs such as maintenance and insurance.

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

ITEM 4.   REMOVED AND RESERVED

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

Quarter Ended:	Low:	High:
December 31, 2009	$0.025	$0.140
March 31, 2010	$0.015	$0.080
June 30, 2010	$0.006	$0.100
September, 2010	$0.002	$0.009
December 31, 2010	$0.002	$0.070

The closing bid price for our shares of common stock on March 31, 2011 was $0.03.

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

(B) HOLDERS

As of March 31, 2011, there were approximately 375 holders of the common stock on record (several holders of record are brokerage firms, which handle accounts for individual investors).

(C) DIVIDENDS

We have not previously paid any cash dividends on common stock and do not anticipate or contemplate paying dividends on common stock in the foreseeable future. Our present intention is to utilize all available funds to develop and expand our business. The only restrictions that limit the ability to pay dividends on common equity, or that are likely to do so in the future, are those restrictions imposed by law and those restrictions imposed under contractual obligation. Under Wyoming corporate law, no dividends or other distributions may be made which would render a company insolvent or reduce assets to less than the sum of liabilities plus the amount needed to satisfy outstanding liquidation preferences.

Any future determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our board may deem relevant at that time.

(D) RECENT ISSUANCES OF UNREGISTERED SECURITIES

In October 2010, YA Global converted $9,500 of the April 23, 2009 debenture into 4,693,441 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversions were made on October 12, 2010 at a conversion price of $0.0024 per share for 1,500,000 shares, on October 19, 2010 at a conversion price of $0.002104 per share for 1,568,441 shares and on October 29, 2010 at a conversion price of $0.0016 per share for 1,625,000 shares.

In October 2010, the Company issued 2,000,000 restricted shares of its common stock to a trade vendor, valued at $0.001, pursuant to a settlement agreement reached with the vendor.

In November 2010, the Company sold to an individual certain units which contained common stock. The Company issued 294,118 restricted shares of its common stock at $0.0017 per share.

In November 2010, YA Global converted $11,000 of the April 23, 2009 debenture into 7,188,874 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversions were made on November 8, 2010 at a conversion price of $0.001304 per share for 3,374,233 shares, on November 9, 2010 at a conversion price of $0.001448 per share for 1,864,641 shares and on November 30, 2010 at a conversion price of $0.002 per share for 1,950,000 shares.

In December 2010, the Company sold to five individuals certain units which contained common stock. The Company issued 4,200,000 restricted shares of its common stock at $0.0016667 per share and 8,400,000 restricted shares of its common stock at $0.0025 per share.

In December 2010, the Company sold warrants to purchase 120,000,000 shares of common stock to sixteen unrelated parties for cash in the amount of $315,000. The warrants are exercisable at $0.03 per share and expire in December 2015.

In December 2010, the Company issued stock options to purchase 42,000,000 shares of common stock to seven employees. The options were issued in accordance with the Company’s 2004 Equity Incentive Plan. The options are exercisable at $0.0025 per share and expire in December 2015. The shares vest 50% after four months and 50% after an additional four months.

.

In December 2010, the Company issued stock options to purchase 13,000,000 shares of common stock to seven employees. The options were issued in accordance with the Company’s 2004 Equity Incentive Plan. The options are exercisable at $0.006 per share and expire in December 2015. The shares vest 50% after four months and 50% after an additional four months.

In December 2010, the Company issued stock options to purchase 2,000,000 shares of common stock to two consultants. The options were issued in accordance with the Company’s 2004 Equity Incentive Plan. The options are exercisable at $0.006 per share and expire in December 2015. The shares vest 50% after four months and 50% after an additional four months.

In December 2010, the Company issued 7,500 restricted shares of its common stock, valued at $0.0699 per share, and issuable to a law firm as compensation for general counsel legal services rendered.

In December 2010, the Company issued 800,000 restricted shares of its common stock, valued at $0.0025 per share, and issuable to an individual for the exercise of warrants for cash.

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

Summary of Statements of Operations of StrikeForce

Years Ended December 31, 2010 and 2009

Statement of Operations Data:
	For the Years Ended December 31,
	2010	2009

Revenues	$265,990	$411,737
Cost of Sales	39,217	89,412
Operating and Other Expenses	(3,101,235)	(2,561,406)

Net Loss	$(2,874,462)	$(2,239,081)

Balance Sheet Data:
	December 31,
	2010	2009

Current Assets	$80,535	$457,325
Total Assets	98,214	1,293,492
Current Liabilities	8,877,498	6,257,303
Non Current Liabilities	1,573,184	3,148,372
Total Liabilities	10,450,682	9,405,675
Working Capital (Deficit)	(8,796,963)	(5,799,978)
Shareholders' Equity (Deficit)	$(10,352,468)	$(8,112,183)

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

We generated all of our 2010 and 2009 revenues of $265,990 and $411,737, respectively, from the sales of our security products. We market our products to financial service firms, e-commerce companies, government agencies and the enterprise market in general and with virtual private networks, as well as technology service companies that service all the above markets. We seek such sales through our own direct efforts and primarily through distributors, resellers and third party agents. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in production installations and pilot projects with various distributors, resellers and direct customers, as well as having reached additional reseller agreements with strategic vendors internationally. Our GuardedID® product is also being sold directly to consumers, through the Internet and through distributors, resellers, third party agents and potential OEM agreements by bundling GuardedID® with their products (providing a value-add to their own products and offerings).

We have incurred substantial losses since our inception. Our management believes that our products provide a cost-effective and technologically competitive solution to address the problems of network security and identity theft in general, especially as a result of the new draft of the FFIEC regulation that recommends two-factor and “Out-of-Band” authentication and solutions to stop keylogging in real time. There can be no assurance, however, that our products will continue to gain acceptance in the commercial marketplace or that one of our competitors will not introduce technically superior products.

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

Our primary target markets include financial services such as banks, insurance companies and savings institutions, e-commerce based services companies, telecommunications and cellular carriers, technology software companies, , healthcare, government agencies and consumers. For the near term, we are narrowly focusing our concentration on short sales-cycle customers and strategic problem areas, such as where compliance with government regulations are key, stolen passwords used to acquire private information illegally, as well as remote users for medium to large size companies. Because we are now experiencing a growing market demand, we are developing a sizeable global reseller and distribution channel as a strategy to generate, manage and fulfill demand for our products across market segments, minimizing the requirement for an increase in our staff. We have minimized the concentration on our initial direct sales efforts as our distribution and reseller channels continue to grow internationally.

We intend to generate revenue through fees for ProtectID® based on consumer volumes of usage in the e-commerce and financial services markets in our Cloud Service, one time per person fees in the enterprise markets which often are for local installations of our product, set-up and recurring transaction fees when the product is accessed in our Cloud Service, yearly maintenance fees and other one-time fees. We also intend to generate revenues through sales of our GuardedID® product. GuardedID® pricing is for an annual license and we discount for volume purchases. GuardedID® pricing models, especially when bundling through OEM contracts, include monthly and quarterly recurring revenues. We also provide our clients a choice of operating our ProtectID® software internally by licensing or through our Cloud Service. GuardedID® requires a download on each and every computer it protects, whether for employees or consumers. We have three GuardedID® products, (i) standard which protects browser data entry only, (ii) a premium version which protects almost all the applications running under Microsoft Windows on a computer including Microsoft Office Suite and (iii) an Enterprise version which provides the Enterprise administrative rights to the product’s deployment.

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

Results of Operations

FOR THE YEAR ENDED DECEMBER 31, 2010 COMPARED TO THE YEAR ENDED DECEMBER 31, 2009

Revenues for the year ended December 31, 2010 were $265,990 compared to $411,737 for the year ended December 31, 2009, a decrease of $145,747 or 35.4%. The decrease in revenues was primarily due to the decrease in sales of our software products and by the phasing out of our ValidateID® product offering, in order to provide increased focus on our GuardedID® keystroke encryption product.

Revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign on fees and recurring transaction revenues. Hardware sales for the year ended December 31, 2010 were $6,570 compared to $1,893 for the year ended December 31, 2009, an increase of $4,677. The increase in hardware revenues was primarily due to the increase in our sales of our one-time-password token key-fobs.  Software, services and maintenance sales for the year ended December 31, 2010 were $229,015 compared to $267,149 for the year ended December 31, 2009, a decrease of $38,134. The decrease in software, services and maintenance revenues was primarily due to the decrease in our sales of our GuardedID® keyboard encryption (anti-keylogger) technology and our ProtectID® (“Out-of-Band”) technology. Sign on fees for access to our hosted service provider to utilize our ASP transaction model amounted to $2,000 for the year ended December 31, 2010 compared to $4,000 for the year ended December 31, 2009, a decrease of $2,000. The decrease was caused by the phasing out of our ValidateID® product offering, in order to provide greater focus on our GuardedID® keystroke encryption product. Transaction revenues from the ASP hosting model were $28,405 for the year ended December 31, 2010 and $138,695 for the year ended December 31, 2009, a decrease of $110,290. The decrease was caused by the phasing out of our ValidateID® product offering, in order to provide greater focus on our GuardedID® keystroke encryption product.

Cost of revenues for the year ended December 31, 2010 was $39,217 compared to $89,412 for the year ended December 31, 2009, a decrease of $50,195, or 56.1%. The decrease resulted primarily from reduced support costs from the phasing out of our ValidateID® product offering. Cost of revenues as a percentage of total revenues for the year ended December 31, 2010 was 14.7% compared to 21.7% for the year ended December 31, 2009. The decrease reflects lower support costs for GuardedID® vs. ValidateID®.

Gross profit for the year ended December 31, 2010 was $226,773 compared to $322,325 for the year ended December 31, 2009, a decrease of $95,552, or 29.6%. The decrease in gross profit was primarily due to the decrease in sales of our software products caused by the phasing out of our ValidateID® product offering, in order to provide greater focus on our GuardedID® keystroke encryption product.

Research and development expenses for the year ended December 31, 2010 were $400,467 compared to $418,547 for the year ended December 31, 2009, a decrease of $18,080, or 4.3%. The decrease is primarily attributable to the decrease in engineering resources relating to our GuardedID® keyboard encryption and anti-keylogger technology which is now in full production and to attrition. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative (“SGA”) expenses for the year ended December 31, 2010 were $1,069,522 compared to $1,789,765 for the year ended December 31, 2009, a decrease of $720,243 or 40.2%. The net decrease was due primarily to attrition and decreases in professional fees and rent expense. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, travel costs, non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other (income) expense for the year ended December 31, 2010 was $1,629,166 as compared to $600,386 for the year ended December 31, 2009, representing an increase in other expense of $1,028,780, or 171%. The increase was primarily due to the impairment of deferred royalties that we recorded in the second quarter of 2010.

Our net loss for the year ended December 31, 2010 was $2,874,462 compared to a net loss of $2,239,081 for the year ended December 31, 2009, an increase of $635,381, or 28.4%. The increase in our net loss was due to the impairment of deferred royalties that we recorded in the quarter ended June 30, 2010 and to the decrease in sales of our software products caused by the phasing out of our ValidateID® product offering, in order to provide greater focus on our GuardedID® keystroke encryption product.

Liquidity and Capital Resources

Our total current assets at December 31, 2010 were $80,535, including $45,925 in cash as compared with $457,325 in total current assets at December 31, 2009, which included cash of $67,821. Additionally, we had a stockholders’ deficiency in the amount of $10,352,468 at December 31, 2010 as compared to a stockholders’ deficiency of $8,112,183 at December 31, 2009. The increase in the deficiency is a result of our net losses and funding through an increased debt position from convertible debentures and promissory notes rather than the sale of stock. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. The liabilities include a computed liability for the fair value of derivatives of $424,671, which will only be realized on the conversion of the derivatives, or settlement of the debentures.

We financed our operations during the year ended December 31, 2010 through debt and equity financing, recurring revenues from our ProtectID® and ValidateID® hosting platforms and sales of our GuardedID® keystroke encryption technology. Management anticipates that we will continue to rely on debt and equity financing, at least in the near future, to finance our operations. While there will be a substantial percentage of our sales from our GuardedID® product, there are a limited number of customers for our other products revenues and will therefore continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market grows, management believes, but cannot guarantee, we will attain greater numbers of customers and the concentrations would then diminish. Until this is accomplished, management will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing commitments of capital expenditures and until our sales revenue can provide greater liquidity.

The number of common shares outstanding increased from 24,194,999 shares at the year ended December 31, 2009 to 77,538,877 at the year ended December 31, 2010, an increase of 221%. The increase in the number of common shares outstanding was primarily due to the common shares sold for cash and the common shares issued related to financing in 2010.

We have historically incurred losses and we anticipate, but cannot guarantee, that we will not generate any significant revenues until the third quarter of 2011. Our operations presently require funding of approximately $85,000 per month. Management believes, but cannot provide assurances, that we will be cash flow positive by the end of 2011, based on recently executed contracts and potential contracts we anticipate closing throughout 2011 in the financial industry, technology, insurance, enterprise, healthcare, government, and consumer sectors in the United States, Latin America, Europe and Asia. There can be no assurance, however, that the sales anticipated will materialize or that we will achieve the profitability we have forecasted.

At December 31, 2010, $542,588 in aggregate principal amount of the Citco Global Custody NV (“Citco Global”) debentures, as assigned by YA Global and Highgate in April 2009 (see below), were issued and outstanding.

At December 31, 2010, $364,126 in aggregate principal amount of the PMI Technologies, Inc. (“PMI”) debentures remained outstanding.

Prior to the maturity date of both convertible secured promissory notes, we notified Citco Global that we are currently evaluating available maturity options regarding the convertible notes.

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

In December 2010, the balance of the YA Global April 2009 secured convertible debenture, after conversions, of $231,320, the principal balance due of the YA Global May 2006 promissory note of $100,000 and the accrues interest owed on the promissory note of $32,806.15 was assigned to PMI Technologies, Inc. (“PMI”). The total amount assigned to PMI was $364,126. The Company paid an assignment fee of $200,000, recorded as financing expense, to YA Global in December 2010.

In December 2010, the Company executed an amendment to the PMI assignment agreement whereby the secured convertible balance owed to PMI was distributed among five unrelated parties, one of whom was PMI. The due dates of the notes were extended to December 31, 2012 and the conversion price was modified to a fixed price of $0.004551576875 per share. Additionally, the amendment called for the Company to make available to the note holders the opportunity to offer financing to the Company via the sale of a total of 120,000,000 five year warrants exercisable into shares of the Company’s common stock at $0.03 per share.

We issued unsecured convertible notes during the year ended December 31, 2010 in an aggregate total of $50,000 to two unrelated parties. Additionally, during the year ended December 31, 2010, we repaid a total of $39,900 of unsecured convertible notes to one unrelated party per the terms of a settlement agreement reached with the note holder. The remaining note balance of $40,100 was forgiven. Additionally, during the year ended December 31, 2010, a note holder of a $100,000 convertible note, executed in July 2008, rolled the convertible note balance and accrued interest owed into a purchase of nine units with each unit consisting of a 10% promissory note of $25,000 and 82,000 shares of our common stock, valued at $0.06.

During the year ended December 31, 2010, YA Global converted $46,600 of the April 23, 2009 debenture into 18,819,760 shares of our common stock, pursuant to the terms of the Securities Purchase Agreement. The conversions were made on March 1, 2010 at a conversion price of $0.0256 per share, on July 7, 2010 at a conversion price of $0.0036 per share, on July 28, 2010 at a conversion price of $0.002104 per share, on August 26, 2010 at a conversion price of $0.002152 per share, on September 13, 2010 at a conversion price of $0.0024 per share, on September 24, 2010 at a conversion price of $0.002152 per share, on October 12, 2010 at a conversion price of $0.0024 per share for 1,500,000 shares, on October 19, 2010 at a conversion price of $0.002104 per share for 1,568,441 shares, on October 29, 2010 at a conversion price of $0.0016 per share for 1,625,000 shares, on November 8, 2010 at a conversion price of $0.001304 per share for 3,374,233 shares, on November 9, 2010 at a conversion price of $0.001448 per share for 1,864,641 shares and on November 30, 2010 at a conversion price of $0.002 per share for 1,950,000 shares.

During the year ended December 31, 2010, we issued an unsecured convertible note of $30,000 to one unrelated party.

During the year ended December 31, 2010, we issued unsecured notes in an aggregate total of $130,000 to two unrelated parties. Additionally, during the year ended December 31, 2010, we repaid a total of $42,290 of unsecured notes to one unrelated party.

During the year ended December 31, 2010, we issued unsecured notes in an aggregate total of $140,581 to one related party. Additionally, during the year ended December 31, 2010, we repaid a total of $72,643 of unsecured notes to two related parties.

Summary of Funded Debt

As of December 31, 2010 our company’s open unsecured promissory note balance was $2,416,470, net of discount on promissory notes of $44,009, listed as follows:

•

$18,750 to an unrelated individual

•

$355,000 to an unrelated individual – current portion = $80,000

•

$119,229 to an unrelated company

•

$210,000 to an unrelated company

•

$7,500 to an unrelated individual

•

$1,750,000 to twenty unrelated individuals through term sheet with the SIG – current portion

As of December 31, 2010 our company’s open unsecured related party promissory note balances were $726,438, listed as follows:

•

$722,538 to our CEO – current portion

•

$3,900 to our former President – current portion

As of December 31, 2010 our company’s open convertible secured note balances were $906,714, listed as follows:

•

$542,588 to Citco Global (as assigned in 04/09 by YA Global and Highgate)

•

$364,126 to PMI (as assigned in 12/10 by YA Global)

As of December 31, 2010 our company’s open convertible note balances were $1,142,080, net of discount on convertible notes of $3,432, listed as follows:

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

•

$50,000 to two unrelated individuals (12/09 unsecured debentures)

•

$30,000 to an unrelated company (03/10 unsecured debenture)

As of December 31, 2010 our company’s open convertible note balances - related parties were $419,255, listed as follows:

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

Except for the limitations imposed upon us respective to the convertible secured debentures of Citco Global (as assigned by YA Global and Highgate) and PMI (as assigned by YA Global), there are no material or known trends that will restrict either short term or long-term liquidity.

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

We are assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses of $2,874,462 for the year ended December 31, 2010, compared to a net operating loss of $2,239,081 for the year ended December 31, 2009. At December 31, 2010, the Company's accumulated deficit was $23,034,026, its working capital deficiency was $8,796,963. Additionally, for the year ended December 31, 2010, we had negative cash flows from operating activities of $559,044. Since our inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business may require additional capital. These conditions raise substantial doubt about our ability to continue as a going concern.

We have issued three-year and two-year secured debentures in 2004 and 2005 that are convertible into shares of our common stock to YA Global Investments, LP and Highgate House Funds, Ltd., respectively. In April 2009, YA Global notified the Company that the April 2005 YA Global and May 2005 Highgate secured convertible debentures, related documents and the subsequent forbearance agreements have been assigned to Citco Global Custody NV as of April 24, 2009. Additionally, we have issued a two-year secured debenture in 2009 that is convertible into shares of our common stock to YA Global. Under the terms of the secured debentures, we are restricted in our ability to issue additional securities as long as any portion of the principal or interest on the secured debentures remains outstanding. In December 2010, the balance of the YA Global April 2009 secured convertible debenture, after conversions, of $231,320, the principal balance due of the YA Global May 2006 promissory note of $100,000 and the accrues interest owed on the promissory note of $32,806.15 was assigned to PMI. The total amount assigned to PMI was $364,126.

Currently, management is attempting to generate sufficient revenues and improve gross margins by a revised sales strategy that was implemented in the second quarter of 2009. In principle, the Company is redirecting its sales focus from direct sales to domestic and international channel sales, where our company is primarily selling through a channel of Distributors, Value Added Resellers, Strategic Partners and Original Equipment Manufacturers. The revenues from this approach are more lucrative than selling direct, due to the increase in sales volume of GuardedID® and ProtectID® through the channel partners. This strategy, if successful, should increase the Company’s sales and revenues allowing us to mitigate future losses. In addition, management has raised funds through convertible debt instruments and the sale of equity in order to alleviate the working capital deficiency. Through the utilization of the capital markets, management is seeking to locate the additional funding necessary to continue to expand and enhance its growth; however, no assurance can be given that we will be able to increase revenues or raise additional capital.  We expect to increase our customer base and realize increased revenues from recently signed contracts. We also expect to receive additional financing.  Therefore we are assuming that we will continue as a going concern.

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

We have identified the Citco Global debentures, assigned from YA Global and Highgate have compound embedded derivatives. These compound embedded derivatives have been bifurcated from their respective host debt contracts and accounted for as derivative liabilities in accordance with paragraph 815-15-25-1 of the FASB Accounting Standards Codification and paragraph 815-40-25 of the FASB Accounting Standards Codification. The codification requires that when multiple derivatives exist within the Convertible Notes, they have been bundled together as a single hybrid compound instrument. The YA Global April 2009 debenture that was assigned to PMI in December 2010 no longer contains compound embedded derivatives.

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

The fair value of the derivative liabilities are subject to the changes in the trading value of our company’s common stock, as well as other factors. As a result, our financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of our common stock at the balance sheet date and the amount of shares converted by Citco Global. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

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

ASP Hosted Cloud Services – We offer an Application Service Provider Cloud Service whereby customer usage transactions are invoiced monthly on a cost per transaction basis.  The service is sold via the execution of a Service Agreement between our company and the customer.  Initial set-up fees are recognized over the period in which the services are performed. We are receiving strong interest and requests for pilot agreements for this service as Cloud Services are becoming strategic solutions for many enterprises.

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

In April 2010, the FASB issued ASU No. 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.

In August 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies” (“ASU 2010-21”), was issued to conform the SEC’s reporting requirements to the terminology and provisions in ASC 805, Business Combinations, and in ASC 810-10, Consolidation. ASU No. 2010-21 was issued to reflect SEC Release No. 33-9026, “Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies,” which was effective April 23, 2009. The ASU also proposes additions or modifications to the XBRL taxonomy as a result of the amendments in the update.

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs” (“ASU 2010-22”), which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics.  The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of  stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28 “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item but confirm that we do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STRIKEFORCE TECHNOLOGIES, INC.

DECEMBER 31, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

StrikeForce Technologies, Inc.

Edison, New Jersey

We have audited the accompanying balance sheets of StrikeForce Technologies, Inc. (“StrikeForce” or the "Company") as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the Unites States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had an accumulated deficit at December 31, 2010 and had a net loss and net cash used in operating activities for the year then ended, respectively. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

April 15, 2011

BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash	$45,925	$67,821
Accounts receivable	21,457	23,932
Current portion of deferred royalties	-	326,808
Prepayments and other current assets	13,153	38,764
Total current assets	80,535	457,325

Property and equipment, net	4,666	6,873
Deferred royalties, net of current portion	-	816,204
Website development cost, net	-	77
Patents	4,329	4,329
Security deposit	8,684	8,684
Total Assets	$98,214	$1,293,492

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Derivative financial instruments	$424,671	$518,666
Current maturities of convertible notes payable, net of discount of $3,432 and $24,336, respectively	1,062,080	1,041,176
Convertible notes payable - related parties	419,255	419,255
Current maturities of notes payable	1,830,000	100,000
Notes payable - related parties	726,438	658,500
Capital leases payable	5,532	5,532
Accounts payable	1,001,615	924,906
Accrued expenses	3,144,814	2,275,771
Payroll taxes payable	53,901	53,481
Due to factor	209,192	209,192
Due to employees	-	50,824
Total current liabilities	8,877,498	6,257,303

Convertible secured notes payable	906,714	820,508
Convertible notes payable, net of current maturities	80,000	50,000
Notes payable, net of current maturities and discount of $44,009 and $94,905, respectively	586,470	2,277,864
Total Liabilities	10,450,682	9,405,675

Commitments and contingencies

Stockholders' Deficit
Preferred stock at $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.0001 par value; 100,000,000 shares authorized;
77,538,877 and 24,194,999 shares issued and outstanding, respectively	7,754	2,420
Additional paid-in capital	12,673,804	12,044,961
Accumulated deficit	(23,034,026)	(20,159,564)
Total Stockholders' Deficit	(10,352,468)	(8,112,183)
Total Liabilities and Stockholders' Deficit	$98,214	$1,293,492

STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	December 31, 2010	December 31, 2009

Revenues	$265,990	$411,737

Cost of sales	39,217	89,412

Gross profit	226,773	322,325

Operating expenses:
Selling, general and administrative expenses	1,069,522	1,789,765
Research and development	400,467	418,547
Total operating expenses	1,469,989	2,208,312

Loss from operations	(1,243,216)	(1,885,987)

Other (income) expense:
Interest income	-	(488)
Interest expense	210,977	6,308
Financing expense	534,107	860,010
Change in fair value of derivative financial instruments	(66,053)	7,977
Forgiveness of debt	(29,473)	(340,724)
Loss on restructure of debt	-	64,804
Impairment of deferred royalties	979,608	-
Other (income) expenses	-	2,499
Total other (income) expense	1,629,166	600,386

Loss before income taxes	(2,872,382)	(2,486,373)

Income tax provision (benefit)
Income tax provision	2,080	1,091
Proceeds from sale of State Net Operating Loss Carry-forwards ("NOL")	-	(248,383)
Total income tax provision (benefit)	2,080	(247,292)

Net loss	$(2,874,462)	$(2,239,081)

Net loss per common share - basic and diluted	$(0.07)	$(0.12)

Weighted average number of common shares outstanding - basic and diluted	42,816,564	19,280,834

STATEMENT OF STOCKHOLDERS’ DEFICIT FOR THE YEAR ENDED DECEMBER 31, 2009

			Additional		Total
	Common stock at $0.0001 par value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2008	17,121,124	$1,712	$11,193,081	$(17,920,483)	$(6,725,690)

Sale of shares of common stock including warrants	3,250,000	325	202,025	-	202,350

Issuance of shares of common stock for consulting services	676,875	68	28,932	-	29,000

Issuance of shares of common stock for financing	3,147,000	315	250,855	-	251,170

Issuance of warrants in connection with promissory notes payable	-	-	23,860	-	23,860

Issuance of stock options for employee compensation	-	-	346,208	-	346,208

Net loss	-	-	-	(2,239,081)	(2,239,081)

Balance at December 31, 2009	24,194,999	$2,420	$12,044,961	$(20,159,564)	$(8,112,183)

STATEMENT OF STOCKHOLDERS’ DEFICIT FOR THE YEAR ENDED DECEMBER 31, 2010

			Additional		Total
	Common stock at $0.0001 par value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2009	24,194,999	$2,420	$12,044,961	$(20,159,564)	$(8,112,183)

Sale of shares of common stock including warrants	12,894,118	1,289	27,211	-	28,500

Issuance of shares of common stock for consulting services	3,030,000	303	21,827	-	22,130

Issuance of shares of common stock for financing	1,300,000	130	18,170	-	18,300

Issuance of shares of common stock for debt settlement	16,500,000	1,650	23,350	-	25,000

Issuance of shares of common stock for conversions of secured convertible notes payable	18,819,760	1,882	72,660	-	74,542

Sale of warrants	-	-	321,000	-	321,000

Issuance of common shares in connection with the exercise of warrants	800,000	80	1,920	-	2,000

Issuance of warrants in connection with convertible notes payable	-	-	2,980	-	2,980

Issuance of stock options for employee and non-employee for services	-	-	139,725	-	139,725

Net loss	-	-	-	(2,874,462)	(2,874,462)

Balance at December 31, 2010	77,538,877	$7,754	$12,673,804	$(23,034,026)	$(10,352,468)

STATEMENT OF CASH FLOWS
	For the Year	For the Year
	Ended	Ended
	December 31, 2010	December 31, 2009
Cash flows from operating activities:
Net loss	$(2,874,462)	$(2,239,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,784	11,858
Forgiveness of debt	(29,473)	(269,483)
Amortization of discount on convertible notes	71,802	112,464
Amortization of deferred royalties	163,404	311,731
Change in fair value of derivative financial instruments	(66,054)	7,977
Impairment of deferred royalties	979,608	-
Issuance of stock options for employee and non-employee services	139,725	346,208
Issuance of common stock, options and warrants for consulting services	22,130	29,000
Issuance of common stock and warrants for financing expense	18,300	86,800
Warrants issued for interest	2,980	23,860
Loss on restructure of debt	-	64,804
Changes in operating assets and liabilities:
Accounts receivable	2,475	14,603
Prepaid expenses	25,611	(38,764)
Accounts payable	101,708	25,519
Accrued expenses	931,322	839,161
Payroll taxes payable	420	-
Amount received from (paid to) employees	(50,824)	947
Net cash used in operating activities	(557,544)	(672,396)
Cash flows from investing activities:
Change in restricted cash	-	95,737
Investment in website	-	(3,750)
Purchases of property and equipment	(1,500)	(2,311)
Net cash provided by (used in) investing activities	(1,500)	89,676
Cash flows from financing activities:
Proceeds from sale of common stock	28,500	202,350
Sale of warrants for cash	321,000	-
Exercise of warrants	2,000	-
Proceeds from notes payable	130,000	746,250
Proceeds from convertible notes payable	30,000	50,000
Proceeds from notes payable - related parties	140,581	-
Payments of notes payable	(42,290)	(313,689)
Payments of convertible notes payable	-	(39,900)
Payments of notes payable - related parties	(72,643)	(37,500)
Net cash provided by financing activities	537,148	607,511
Net change in cash	(21,896)	24,791
Cash and cash equivalents at beginning of period	67,821	43,030
Cash and cash equivalents at end of period	$45,925	$67,821
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$16,310
Income taxes	$-	$1,091
Non-cash investing and financing activities:
Conversion of convertible notes payable into common stock	$74,542	$-
Issuance of warrants for convertible notes	$-	$23,860
Issuance of common stock in connection with notes payable	$-	$251,170
Issuance of common stock for debt	$25,000	$-

STRIKEFORCE TECHNOLOGIES, INC.

DECEMBER 31, 2010 and 2009

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1  -

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

The Company is a software development and services company.  The Company owns the exclusive right to license and develop various identification protection software products that were developed to protect computer networks from unauthorized access and to protect network owners and users from identity theft.  The Company has developed a suite of products based upon the licenses and its strategy is to develop and exploit the products for customers in the areas of financial services, e-commerce, corporate, government, healthcare and consumer sectors. In November 2010, the Company received notice that the United States Patent Office has issued an official Notice of Allowance for the patent application for the “Out-of-Band” authentication process technology relating to its ProtectID® product, titled "Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System". In January 2011, the Company received notice that the United States Patent Office issued the Company Patent No. 7,870,599. The technology developed by the Company and used in the Company’s GuardedID® product is the subject of a pending patent application. The Company’s operations are based in Edison, New Jersey.

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

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company had no recorded bad debt expense for the years ended December 31, 2010 and 2009, respectively. There were no allowances for doubtful accounts at December 31, 2010 or December 31, 2009.

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

Patents

All costs incurred to the point when a patent application is to be filed are expensed as incurred as research and development cost. Patent application costs, generally legal costs, thereafter incurred are capitalized. Patents are amortized over the expected useful lives of the patents, which is generally 17 to 20 years for domestic patents and 5 to 20 years for foreign patents, once the patents are granted or are expensed if the patent application is rejected. The costs of defending and maintaining patents are expensed as incurred. In November 2010, the Company received notice that the United States Patent Office has issued an official Notice of Allowance for the patent application for the “Out-of-Band” authentication process technology relating to its ProtectID® product, titled "Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System". In January 2011, the Company received notice that the United States Patent Office issued the Company Patent No. 7,870,599. The technology developed by the Company and used in the Company’s GuardedID® product is the subject of a pending patent application. As of December 31, 2010, the Company capitalized $4,329 in patent application costs as incurred with no amortization.

Impairment of long-lived assets

Long-lived assets, which include property and equipment, deferred royalties, website development cost and patents are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable or the useful lives are shorter than originally estimated.

The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, , whichever is more reliably measurable . If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives. The management of the Company determined that there was an impairment of deferred royalties at June 30, 2010. Based on management’s evaluation, the Company recorded impairment of deferred royalties of $979,608 for the year ended December 31, 2010. The Company determined that there was no impairment as of and for the year ended December 31, 2009.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepayments and other current assets, accounts payable, accrued expenses, payroll taxes payable, and due to factor, approximate their fair values because of the short maturity of these instruments.  The Company’s notes payable, convertible notes payable, convertible secured notes payable, and capital leases payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2010 and 2009.

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

     Derivatives

The codification requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation. At December 31, 2010, the Company had not entered into any transactions which were considered hedges.

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

ASP Hosted Cloud Services – The Company offers an Application Service Provider Cloud Service whereby customer usage transactions are invoiced monthly on a cost per transaction basis.  The service is sold via the execution of a Service Agreement between the Company and the customer.  Initial set-up fees are recognized over the period in which the services are performed.

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

Stock-based compensation for obtaining employee services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.  The fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	December 31,	December 31,
	2010	2009
Risk-free interest rate	1.6% – 2.1%	1.3%
Dividend yield	0.00%	0.00%
Expected volatility	290% - 307%	313%
Expected option life	3 years – 10 years	3 years

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

Equity instruments issued to parties other than employees for acquiring goods or services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification (“Section 505-50-30”).

Pursuant to Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

Pursuant to Paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Software development costs

Paragraph 985-20-25-3 of FASB Accounting Standards Codification requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers.  Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life.  To date, all costs have been accounted for as research and development costs and no software development cost has been capitalized.  Total research and development costs for the years ended December 31, 2010 and 2009 were $400,467 and $418,547, respectively.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt, which excludes 72,789,198 shares of employee and non-employee stock options, 122,968,467 shares of common stock issuable under warrants and 97,654,755 shares of common stock issuable under the conversion feature of the convertible notes payable for the year ended December 31, 2010, and 6,289,186 shares of employee and non-employee stock options, 2,068,467 shares of common stock issuable under warrants and 2,654,755 shares of common stock issuable under the conversion feature of the convertible notes payable for the year ended December 31, 2009, respectively. These potential shares of common stock were not included as they were anti-dilutive.

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

•

Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

•

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

•

Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

•

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

In April 2010, the FASB issued ASU No. 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.

In August 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies” (“ASU 2010-21”), was issued to conform the SEC’s reporting requirements to the terminology and provisions in ASC 805, Business Combinations, and in ASC 810-10, Consolidation. ASU No. 2010-21 was issued to reflect SEC Release No. 33-9026, “Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies,” which was effective April 23, 2009. The ASU also proposes additions or modifications to the XBRL taxonomy as a result of the amendments in the update.

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs” (“ASU 2010-22”), which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics.  The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of  stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28 “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 -

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $23,034,026 at December 31, 2010 and had a net loss of $2,874,462 and net cash used in operating activities of $559,044 for the year ended December 31, 2010, respectively.

Currently, management is attempting to generate sufficient revenues and improve gross margins by a revised sales strategy that was implemented in the second quarter of 2009. In principle, the Company is redirecting its sales focus from direct sales to domestic and international channel sales, where our company is primarily selling through a channel of Distributors, Value Added Resellers, Strategic Partners and Original Equipment Manufacturers. The revenues from this approach are more lucrative than selling direct, due to the increase in sales volume of GuardedID® and ProtectID® through the channel partners. This strategy, if successful, should increase the Company’s sales and revenues allowing us to mitigate future losses. In addition, management has raised funds through convertible debt instruments and the sale of equity in order to alleviate the working capital deficiency. Through the utilization of the capital markets, management is seeking to locate the additional funding necessary to continue to expand and enhance its growth; however, no assurance can be given that we will be able to increase revenues or raise additional capital.  We expect to increase our customer base and realize increased revenues from recently signed contracts. We also expect to receive additional financing.  Therefore we are assuming that we will continue as a going concern.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 -

PREPAYMENTS AND OTHER CURRENT ASSETS

Prepaid expenses at December 31, 2010 consist of prepaid insurance in the amount of $4,153 and web site development fees of $9,000.

NOTE 5 -

PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2010 and 2009:

	December 31,
	2010	2009
Computer equipment	$65,461	$65,461
Computer software	19,355	17,855
Furniture and fixtures	10,157	10,157
Office equipment	15,906	15,906
Total	110,879	109,379
Less: accumulated depreciation and amortization	(106,213)	(102,506)
	$4,666	$6,873

Depreciation and amortization expense for the years ended December 31, 2010 and 2009 amounted to $3,707 and $6,465, respectively.

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

The management of the Company determined that there was an impairment of deferred royalties at June 30, 2010. Based on management’s evaluation, the Company recorded impairment of deferred royalties of $979,608 for the year ended December 31, 2010. The Company determined that there was no impairment as of and for the year ended December 31, 2009.

NOTE 7 -

WEBSITE DEVELOPMENT COST

Website development cost, less accumulated amortization, consisted of the following at December 31, 2010 and 2009:

	December 31
	2010	2009
Website development cost	$22,331	$22,331
Less: accumulated amortization	(22,331)	(22,254)
	$-	$77

Amortization expense for the years ended December 31, 2010 and 2009 amounted to $77 and $1,851, respectively.

NOTE 8 -

CONVERTIBLE NOTES PAYABLE

Convertible notes payable at December 31, 2010 and 2009 consisted of the following:

	December 31, 2010	December 31, 2009
(1) Convertible note bearing interest at 8% per annum maturing on March 28, 2008, with a conversion price of $9.00 per share. As of December 31, 2010, the Company has not received a response from the note holder regarding a settlement agreement.	$235,000	$235,000
(2) Convertible non-interest bearing note, having a conversion price of $9.00 per share and maturing on June 30, 2006.As of December 31, 2010, the Company has not received a response from the note holder regarding a settlement agreement.	7,000	7,000
(3) Convertible notes bearing interest at 8% per annum with a conversion price of $9.00 per share. In December 2009 the notes were extended to mature on December 31, 2010.	50,000	50,000
(4) Convertible note bearing interest at 9% per annum maturing on June 9, 2009, with a conversion price of $1.40 per share. In February 2010 the note was extended to mature on December 9, 2010.	200,000	200,000
(5) Convertible note bearing interest at 9% per annum maturing on September 29, 2009, with a conversion price of $0.80 per share. In May 2010 the note was extended to mature on December 31, 2010.	150,000	150,000

(6) Six units, sold in February 2007 to six individuals, each consisting of an 18% convertible note of $16,667 for a total of $100,000, maturing August 31, 2007, with a conversion price of $0.50 per share and 6,667 bonus shares of the Company’s common stock, per individual, valued at $0.3988, for a total of 40,000 shares of common stock. Six months of prorated interest of $8,729, was due at closing and paid to the note holders. In November 2007 the notes were extended to April 30, 2008. Per the terms of the extensions, the Company repaid 20% of the note balances in November 2007. Of the remaining balances, 20% was due by January 31, 2008 and 60% plus accrued interest was due by April 30, 2008. The payments have been extended by the Company. In conjunction with the November extensions, the note holders shall receive an aggregate total of 20,000 shares of the Company’s common stock per month (“extension shares”) with a value based on the closing market price of the stock on the 18th of each month. In June 2008, the Company paid $9,768 against the six notes. In November 2008, the Company and the six note holders agreed to an amendment to the unit purchase agreements whereby the open note balances, accrued interest and shares of common stock recorded but not yet issued were forgiven and cancelled.  The Company also issued 320,928 warrants with an exercise price of $0.20 per share, expiring December 22, 2012 to five of the note holders. As of December 31, 2010, one note holder has not yet agreed to the settlement balance and his note balance of $3,512 remains open. In 2008, Company expensed $45,060 of financing expenses related to the shares issued for the note extensions and settlement (see Note 16).

	3,512	3,512
(7) Convertible note executed in May 2007 bearing interest at 9% per annum with an extended maturity date of November 1, 2009, with a conversion price of $0.35 per share. The Company issued 57,143 warrants with an exercise price of $0.70 per share and an expiration date of May 1, 2009. In May 2010 the note was extended to December 31, 2010.	100,000	100,000
(8) Convertible notes executed in June 2007 bearing interest at 8% per annum maturing on June 29, 2009, with a conversion price of $0.20 per share. The Company issued 100,000 warrants with an exercise price of $0.40 per share and an expiration date of June 29, 2009. In January 2010 the notes were extended to mature on December 29, 2010.	100,000	100,000

(9) Convertible note executed in July 2007 bearing interest at 8% per annum maturing on July 2, 2009, with a conversion price of $0.20 per share. The Company issued 100,000 warrants with an exercise price of $0.40 per share and an expiration date of July 2, 2009. In March 2010 the note was extended to mature on January 2, 2011 and in April 2010 the Company issued 100,000 warrants with an exercise price of $0.015 per share and an expiration date of April 8, 2013 related to the extension (see Note 16).	100,000	100,000
(10) Convertible notes executed in August 2007 bearing interest at 9% per annum maturing on August 9, 2009, with a conversion price of $0.25 per share. The Company issued 96,000 warrants with an exercise price of $0.40 per share and an expiration date of August 9, 2009. In July 2009 the notes were extended to mature on February 9, 2010. In February 2010, one of the notes, for $20,000, was extended to mature on August 8, 2010. In April 2010, the remaining notes were extended to mature on August 9, 2010. The Company is pursuing extensions.	120,000	120,000
(11) Convertible notes executed in December 2009 bearing interest at 9% per annum maturing on December 1, 2012, with a conversion price of $0.105 per share. The Company issued 200,000 warrants with an exercise price of $0.10 per share and an expiration date of December 1, 2012. For the years ended December 31, 2010 and 2009, the Company expensed $7,953 and $663, respectively, of financing expenses related to the warrants issued for the notes.	50,000	50,000
(12) Convertible note executed in March 2010 for $250,000, bearing interest at 8% per annum, maturing on March 31, 2015. If the loan is funded in full within 180 days of execution, then the note holder may lend up to an additional $500,000 to the Company. In March 2010, the Company received the first tranche of $30,000 from the note holder.	30,000	-
	1,145,512	1,115,512
Less long term portion	(80,000)	(50,000)
	1,065,512	1,065,512
Less discount on convertible notes payable	(3,432)	(24,336)
Current maturities, net of discount	$1,062,080	$1,041,176

Interest expense for the convertible notes payable for the years ended December 31, 2010 and 2009 was $97,047 and $95,165, respectively.

NOTE 9 -      CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

Convertible notes payable – related parties at December 31, 2010 and 2009 consisted of the following:

	December 31, 2010	December 31, 2009
(1) Convertible note executed in November 2003 with the VP of Technology bearing interest at the prime rate plus 2% per annum with an extended maturity date of September 30, 2010, and a conversion price of $10.00 per share. The Company issued 500 warrants with an exercise price of $10.00 per share. The Company is pursuing an extension.	$50,000	$50,000
(2) Convertible note executed in January 2004 with the VP of Technology bearing interest at the prime rate plus 4% per annum with an extended maturity date of September 30, 2010, and a conversion price of $10.00 per share. The Company is pursuing an extension.	7,500	7,500
(3) Convertible notes executed in February, June, September 2004 and August 2005 with the CEO bearing interest at an amended rate of 8% per annum with an extended maturity date of April 30, 2011, and a conversion price of $10.00 per share. The Company issued 1,800 warrants with an exercise price of $10.00 per share and expiration dates of February 4, 2014, September 7, 2014 and August 16, 2015.	230,000	230,000
(4) Convertible notes executed in August, and September 2005 with a software developer bearing interest at 8% per annum with an extended maturity date of June 30, 2010, and a conversion price of $10.00 per share. The Company issued 150 warrants with an exercise price of $10.00 per share and expiration dates of August 26, 2015 and September 29, 2015. The Company is pursuing an extension.	15,000	15,000
(5) Convertible note executed in September 2005 with a relative of the former Chief Financial Officer bearing interest at 8% per annum with an extended maturity date of June 30, 2010, and a conversion price of $10.00 per share. The Company issued 50 warrants with an exercise price of $10.00 per share and an expiration date of December 7, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The Company is pursuing an extension.	5,000	5,000
(6) Convertible note executed in December 2005 with a software developer bearing interest at 8% per annum with an extended maturity date of June 30, 2010, and a conversion price of $10.00 per share. The Company issued 100 warrants with an exercise price of $10.00 per share and an expiration date of December 6, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The Company is pursuing an extension.	10,000	10,000
(7) Convertible notes executed in December 2005 and January 2006 with the Office Manager bearing interest at 8% per annum with an extended maturity date of June 30, 2010, and a conversion price of $10.00 per share. The Company issued 800 warrants with an exercise price of $10.00 per share and expiration dates of December 28, 2015 and January 9, 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The Company is pursuing extensions.	58,755	58,755
(8) Convertible notes executed in January and February 2006 with the CEO bearing interest at an amended rate of 8% per annum with an extended maturity date of April 30, 2011, and a conversion price of $10.00 per share. The Company issued 380 warrants with an exercise price of $10.00 per share and expiration dates of January 18, 2016 and February 28, 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	38,000	38,000
(9) Convertible note executed in March 2006 with a software developer bearing interest at 8% per annum with an extended maturity date of June 30, 2010, and a conversion price of $7.50 per share. The Company issued 50 warrants with an exercise price of $10.00 per share and an expiration date of March 6, 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The Company is pursuing an extension.	5,000	5,000
	$419,255	$419,255

At December 31, 2010 and 2009, accrued interest due for the convertible notes – related parties was $201,040 and $154,225, respectively, and is included in accrued expenses in the accompanying balance sheet. Interest expense for convertible notes payable – related parties for the years ended December 31, 2010 and 2009 was $41,461 and $33,277, respectively.

NOTE 10 -

NOTES PAYABLE

Notes payable at December 31, 2010 and 2009 consisted of the following:

	December 31, 2010	December 31, 2009

(1) One unit consisting of a $100,000 promissory note and 20,000 shares of the Company’s common stock, at $1.40, sold in May 2006. The note bears interest at 9% per annum and matured on August 28, 2006. Because the note was not fully repaid within a twenty (20) day grace period after the maturity date, the remaining outstanding principal and accrued and unpaid interest was convertible into shares of common stock of the Company at the sole option of the holder. The Company paid a placement agent fee of $7,000 relating to the promissory note. In January 2008, the Company executed a Forbearance Agreement with YA Global, the note holder, whereby YA Global has agreed to forbear from exercising its rights under the secured convertible debentures through February 27, 2008. The terms of the Forbearance Agreement also include a reduction in the YA Global Fixed Conversion Price to $0.065. In February 2008, the Forbearance Agreement was further extended to May 15, 2008. In May 2008, the Company executed a Forbearance Agreement with YA Global, the note holder, whereby YA Global has agreed to forbear from exercising its rights under the secured convertible debentures through October 15, 2008. In April 2009, the note was extended to December 31, 2010. The note became convertible as of August 20, 2009. In December 2010, the note principal and accrued interest owed, for a total amount of $132,806, was assigned to PMI Technologies, Inc. (see Note 14).

	$-	$100,000
(2) Seventy units, sold in 2008, with each unit consisting of a 10% promissory note of $25,000, maturing three years from the execution date and with a 10% discount rate, and 82,000 non-dilutable (for one year) restricted shares of the Company’s common stock, at market price (see Note 16).	1,750,000	1,750,000

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

(4) Promissory note executed in March 2009 for $50,000, bearing interest at 10% per annum, maturing on March 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in April 2009. In April 2009, the Company signed an agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company. For the years ended December 31, 2010 and 2009, sales proceeds of $11,519 and $38,481, respectively, were applied to the note balance (see Notes 16 and 19).

	-	11,519

(5) Promissory note executed in April 2009 for $50,000, bearing interest at 10% per annum, maturing on April 10, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price.   The shares were issued in April 2009. In April 2009, the Company signed an agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company.  For the years ended December 31, 2010 and 2009, sales proceeds of $30,771 and $0, respectively, were applied to the note balance (see Notes 16 and 19).

	19,229	50,000
(6) Promissory note executed in May 2009 for $50,000, bearing interest at 10% per annum, maturing on April 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The 100,000 shares were issued in June 2009 (see Note 16).	50,000	50,000

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

	50,000	50,000000
(8) Promissory note executed in June 2009 for $25,000, bearing interest at 10% per annum, maturing on June 8, 2012. Per the terms of the promissory note, the note holder purchased one unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in June 2009 (see Note 16).	25,000	522225,000
(9) Promissory note executed in June 2009 for $75,000, bearing interest at 10% per annum, maturing on June 25, 2012. Per the terms of the promissory note, the note holder purchased three units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 150,000 shares of common stock. The shares were issued in August 2009 (see Note 16).	75,000	75,000
(10) Promissory note executed in July 2009 for $35,000, bearing interest at 10% per annum, maturing on July 14, 2012. Per the terms of the promissory note, the note holder purchased 1.4 units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 70,000 shares of common stock. The shares were issued in August 2009 (see Note 16).	35,000	35,000
(11) Promissory note executed in August 2009 for $25,000, bearing interest at 10% per annum, maturing on August 18, 2012. Per the terms of the promissory note, the note holder purchased one unit consisting of a 10% promissory note of $25,000 and 75,000 restricted shares of the Company’s common stock, at market price (see Note 16).	25,000	25,000

(12) Promissory note executed in September 2009 for $50,000, bearing interest at 10% per annum, maturing on September 2, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The April 2009 agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company also applies to this note. For the year ended December 31, 2010, no sales proceeds were applied to the note balance (see Notes 16 and 19).

	50,000	50,000
(13) Promissory note executed in October 2009 for $50,000, maturing on October 20, 2012. Per the terms of the promissory note, the note holder purchased 3/4 unit with each unit consisting of a 10% promissory note of $25,000 and 133,333 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock (see Note 16).	18,750	18,750
(14) Promissory note executed in December 2009 for $7,500, bearing interest at 10% per annum, maturing on December 4, 2012. As inducement for making the note, the note holder received 150,000 restricted shares of the Company’s common stock, at market price (see Note 16).	7,500	7,500
(15) Promissory note executed in April 2010 for $80,000, bearing interest at 10% per annum, maturing on July 23, 2010. As inducement for making the note, the note holder received 500,000 restricted shares of the Company’s common stock, at market price (see Note 16). The Company is pursuing an extension.	80,000	-
(16) Promissory note executed in May 2010 for $50,000, bearing interest at 10% per annum, maturing on May 21, 2013. As inducement for making the note, the note holder received 200,000 restricted shares of the Company’s common stock, at market price. The April 2009 agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company also applies to this note. For the year ended December 31, 2010, no sales proceeds were applied to the note balance (see Notes 16 and 19).	50,000	-
	2,460,479	2,472,769
Less current maturities	(1,830,000)	(100,000)
Less discount on notes payable	(44,009)	(94,905)
Total, net of current maturities and discount	$586,470	$2,277,864

Interest expense for notes payable for the years ended December 31, 2010 and 2009 was $252,793 and $241,496, respectively.

NOTE 11 -

NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties at December 31, 2010 and 2009 consisted of the following:

	December 31, 2010	December 31, 2009
(1) Promissory notes executed with the CEO bearing interest at an amended rate of 8% per annum with an extended maturity date of April 30, 2011.	$504,000	$504,000
(2) Promissory note executed in May 2006 with the CEO bearing interest at 9% per annum with an extended maturity date of April 30, 2011. The Company issued 20,000 warrants with an exercise price of $1.30 per share and an expiration date of May 25, 2011. The fair value of the warrants issued was $24,300.	100,000	100,000
(3) Promissory note executed in February 2007 with the CEO bearing interest at 8% per annum with an extended maturity date of April 30, 2011. The Company issued 8,800 warrants with an exercise price of $0.50 per share and an expiration date of February 21, 2012. The fair value of the warrants issued was $3,758.	22,000	22,000
(4) Promissory notes executed in February 2008 with the former President bearing interest at 8% per annum with a maturity date of February 28, 2009. Per the terms of a settlement agreement reached with the former President in April 2009, the notes shall be repaid by monthly payments of $7,500 each. An initial payment of $12,500 was paid in April 2009. An amendment to the settlement was executed in September 2009. For the years ended December 31, 2010 and 2009, the Company paid $28,600 and $37,500, respectively, per the terms of the agreement and amendment (see Note 19).	3,900	32,500
(5) Promissory note executed in March 2010 with the CEO for $50,000, bearing interest at 10% per annum, maturing on April 30, 2010. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares, which were issued in March 2010. In October 2010, the maturity date was extended to April 30, 2011.	50,000	-
(6) Promissory notes executed in June, July, August and September 2010 with the CEO, non-interest bearing, for $40,700 with extended maturity dates of April 30, 2011. Partial payments of $6,580 were made against the notes in August and September 2010.	34,120	-
(7) In October 2010, the Company assigned the proceeds of six open receivables invoices, totaling $20,761, to its CEO. The assignment was non-interest bearing and fee free with a due date of November 20, 2010. Partial repayments were made in October 2010 for $4,218 and November 2010 for $4,125. The due date of the assignment has been extended to April 30, 2011 (see Note 19).	12,418	-
	$726,438	$658,500

Interest expense for notes payable - related parties for the years ended December 31, 2010 and 2009 was $56,529 and $55,561, respectively.

NOTE 12 -

CAPITAL LEASE PAYABLE

The aggregate minimum remaining lease payments under capital leases consisted of the following at December 31, 2010:

December 31,2010
Due period ending December 31, 2010	$5,532
Less: amount representing interest	-
Net present value of capital lease obligations	5,532
Current portion of capital lease payable	(5,532)
Capital lease payable, net of current portion	$-

The capital leases listed above relate to property and equipment with a book value of $11,830.

NOTE 13 -

ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2010 and 2009:

	December 31
	2010	2009
Interest	$1,442,862	$892,348
Salaries & payroll taxes	1,695,893	1,174,147
Other	6,059	11,751
Total Accrued Expenses	$3,144,814	$2,078,246

NOTE 14 -

CONVERTIBLE SECURED NOTES PAYABLE

Convertible secured notes payable consisted of the following at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Citco Global Custody NV (assigned from YA Global/Highgate)	$542,588	$542,588
PMI Technologies, Inc. (assigned from YA Global)	364,126	277,920

Total convertible secured notes payable	$906,714	$820,508

In December 2010, the balance of the YA Global April 2009 secured convertible debenture, after conversions, of $231,320, the principal balance due of the YA Global May 2006 promissory note of $100,000 and the accrued interest owed on the promissory note of $32,806 was assigned to PMI Technologies, Inc. (“PMI”) (see Note 10). The total amount assigned to PMI was $364,126. In connection with this assignment, the Company paid an assignment fee of $200,000, recorded as financing expense, to YA Global in December 2010. As of December 2010, YA Global is no longer a secured lender to StrikeForce.

In December 2010, the Company executed an amendment to the PMI assignment agreement whereby the secured convertible balance owed to PMI was distributed among five unrelated parties, one of whom was PMI. The due dates of the notes were extended to December 31, 2012 and the conversion price was modified to a fixed price of $0.004551576875 per share. Additionally, the amendment called for the Company to make available to the note holders the opportunity to offer financing to the Company via the sale of a total of 120,000,000 five year warrants exercisable into shares of the Company’s common stock at $0.03 per share.

Conversions to Common Stock

For the year ended December 31, 2010, YA Global converted $46,600 of the April 23, 2009 debenture into 18,819,760 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversions were made on March 1, 2010 for $10,000 at a conversion price of $0.0256 per share for 390,625 shares, on July 7, 2010 for $4,300 at a conversion price of $0.0036 per share for 1,194,444 shares, on July 28, 2010 for $2,600 at a conversion price of $0.002104 per share for 1,235,741 shares, on August 26, 2010 for $2,800 at a conversion price of $0.002152 per share for 1,301,115 shares, on September 13, 2010 for $3,300 at a conversion price of $0.0024 per share for 1,375,000 shares, on September 24, 2010 for $3,100 at a conversion price of $0.002152 per share for 1,440,520, shares on October 12, 2010 for $3,600 at a conversion price of $0.0024 per share for 1,500,000 shares, on October 19, 2010 for $3,300 at a conversion price of $0.002104 per share for 1,568,441 shares, on October 29, 2010 for $2,600 at a conversion price of $0.0016 per share for 1,625,000 shares, on November 8, 2010 for $4,400 at a conversion price of $0.001304 per share for 3,374,233 shares, on November 9, 2010 for $2,700 at a conversion price of $0.001448 per share for 1,864,641 shares and on November 30, 2010 for $3,900 at a conversion price of $0.002 per share for 1,950,000 shares.

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

NOTE 16 -

STOCKHOLDERS’ DEFICIT

Investor Group

In January 2008, the Company executed a term sheet with an investor group whereby the group will assist the Company on an ongoing best efforts basis in order for the Company to obtain financing of up to $2,500,000 in the form of up to 100 units, each unit containing a $25,000 promissory note and 62,000 non-dilutable (for one year), restricted shares of the Company’s common stock. The promissory notes shall have a three (3) year term, bearing interest at 10% per annum, with a 10% discount rate. All funds received as a result of the sale of the units shall be held in an escrow account that shall be managed by the investor group’s assigned representative. Upon repayment of the Company’s open secured notes and receipt of a release of indebtedness from Citgo Global And PMI (as assigned by YA Global and Highgate), the intellectual property of the Company will be pledged to the note holders in the investor group until such time that the unsecured notes and accrued interest of the investor group are repaid in full. In January 2008, the Company sold 37 units to the investor group for a total of $925,000 in promissory notes with a discount of $92,500. In November 2008, the Company issued 2,294,000 shares of common stock in relation to the units sold. In February 2008, the Company sold 17 units to the investor group for a total of $425,000 in promissory notes with a discount of $42,500. In November 2008, the Company issued 1,054,000 shares of common stock in relation to the units sold. In March 2008, the Company sold 4 units to the investor group for a total of $100,000 in promissory notes with a discount of $10,000. In November 2008, the Company issued 248,000 shares of common stock in relation to the units sold. In April 2008, the Company sold 1 unit to the investor group for a total of $25,000 in promissory notes with a discount of $2,500. In November 2008, the Company issued 62,000 shares of common stock in relation to the unit sold. In May 2008, the Company executed an amendment to the term sheet whereby the number of restricted and non-dilutable shares of the Company’s common stock to be issued per unit sold was increased from 62,000 shares to 82,000 shares. The increase was applied retroactively to those investors who purchased units as of the date of the amendment. In November 2008, in accordance with the amendment, the Company issued 1,180,000 shares of the Company’s common stock, valued at $0.02 per share, and computed as 20,000 shares multiplied by 59 units to reflect the retroactive increase in the shares to be issued to the investors who purchased units as of the date of the amendment. In July 2008, the Company sold 1 unit to the investor group for a total of $25,000 in promissory notes with a discount of $2,500. In November 2008, the Company issued 82,000 shares of common stock in relation to the unit sold. In August 2008, the Company sold 6 units to the investor group for a total of $150,000 in promissory notes with a discount of $15,000. In November 2008, the Company issued 492,000 shares of common stock in relation to the units sold. In September 2008, the Company sold 2 units to the investor group for a total of $50,000 in promissory notes with a discount of $5,000. In November 2008, the Company issued 164,000 shares of common stock in relation to the units sold. In December 2008, the Company sold 2 units to the investor group for a total of $50,000 in promissory notes, with no discount, and the Company issued 164,000 shares of common stock in relation to the units sold (see Note 10). The investor group advanced funds totaling $50,000 in February 2008, $280,000 in March 2008, $74,070 in April 2008, $80,000 in May 2008, $95,000 in June 2008, $125,000 in July 2008, $71,000 in August 2008, $77,000 in September 2008, $73,000 in October 2008, $86,000 in November 2008, $118,000 in December 2008, $15,000 in January 2009, $25,000 in February 2009, $7,000 in August 2009 and $8,845 in December 2009, respectively, to the Company. The December 2009 advances depleted the funds and the respective investor group bank accounts were closed. The funds that were being held in escrow were classified as restricted cash on the Company’s balance sheets.

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

Issuance of Stock for Services

In August 2005, the Company entered into a retainer agreement with an attorney, whereas the attorney will act as house counsel for the Company with respect to all general corporate matters.  The agreement is at will and required a payment of 1,000 shares of common stock, valued at $9.00 per share, due upon execution.  The certificate for the 1,000 shares of common stock was issued in October 2005. Commencing on September 1, 2005, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market.  For the years ended December 31, 2010 and 2009, the Company issued no shares of common stock and 30,000 shares of common stock, valued at $1,650 all of which has been expensed as legal fees, related to the agreement, respectively. In January 2010, the Company terminated the agreement as of December 28, 2009.

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

In November 2009, the Company executed a website development agreement with a consultant whereby the consultant will provide website design and development services to the Company. As compensation for the services, the consultant received a deposit fee of $3,750 and shall receive additional milestone fees in the total amount of $3,750. As additional compensation, the consultant received 46,875 shares of the Company’s common stock, valued at $0.08 per share. Upon project completion, the consultant shall receive an additional 46,875 shares of the Company’s common stock. For the years ended December 31, 2010 and 2009, the Company has recorded $9,000 and $9,000 as prepaid expenses relating to the deposit paid, the shares issued and the next milestone invoice, respectively (see Note 19).

In December 2009, the Company issued 100,000 shares of its common stock, valued at $0.05 per share, to a distributor as additional compensation for services rendered. The Company expensed $5,000 as consulting fees, related to the shares issued.

In December 2009, the Company entered into a retainer agreement with an attorney, whereas the attorney will act as house counsel for the Company with respect to all general corporate matters.  The agreement is at will and required a payment of 100,000 shares of common stock, valued at $0.05 per share, due upon execution. Commencing on January 1, 2010, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market.  In December 2009, the Company issued 100,000 shares of common stock, valued at $5,000, all of which has been expensed as legal fees, related to the agreement (see Note 19). For the years ended December 31, 2010 and 2009, the Company issued 30,000 shares of common stock, valued at $1,130, and 100,000 shares of common stock, valued at $5,000, respectively, all of which have been expensed as legal fees, related to the agreement. In March 2011, the Company issued 7,500 shares of common stock to the attorney.

In June 2010, the Company entered into a consultant agreement with an investor services firm whereby the consultant will serve as an investment consultant to the Company. For acting in this role, the consultant received 3,000,000 shares of the Company’s common stock, valued at $21,000 and issued to seven parties, which has been expensed as consulting fees (see Note 19).

Issuance of Stock for Financing

In January 2009, the Company executed a forbearance agreement with a note holder whereby the note holder agreed to forebear his rights under the promissory note until March 31, 2009. Per the terms of the agreement, the Company made a $10,000 payment to the note holder in January 2009 and issued 500,000 shares of restricted common stock, at $0.07 per share, to the note holder to be held in escrow with the note holder’s attorney. Per the terms of the forbearance agreement, the escrow shares were released to the note holder in April 2009. The note holder retained the right to accept shares of the Company’s common stock in lieu of the Company’s indebtedness. In September 2009, the Company issued an additional 300,000 shares of unrestricted common stock to the note holder in order to provide sufficient shares of common stock to pay off its indebtedness per the terms of the forbearance agreement (see Note 10). For the years ended December 31, 2010 and 2009, the Company expensed $3,333 and $74,700, respectively, of financing expenses related to the shares.

In January 2009, the Company executed a promissory note for $225,000, bearing interest at 10% per annum, maturing on January 23, 2012. Per the terms of the promissory note, the note holder of a $100,000 convertible note, executed in July 2008, rolled the convertible note balance and accrued interest owed into a purchase of nine units with each unit consisting of a 10% promissory note of $25,000 for a total of $225,000 and 82,000 shares of the Company’s common stock, valued at $0.06, for a total of 738,000 shares of common stock. An additional loan to the Company, in January 2009, of $100,000 by the note holder was included as part of the purchase of the nine units (see Notes 8 and 10). The shares were issued in February 2009. For the years ended December 31, 2010 and 2009, the Company expensed $22,140 and $22,140, respectively, of financing expenses related to the shares.

In March 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on March 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The shares were issued in April 2009. For the years ended December 31, 2010 and 2009, the Company expensed $1,667 and $1,250, respectively, of financing expenses related to the shares (see Notes 10 and 19).

In April 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on April 10, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. For the years ended December 31, 2010 and 2009, the Company expensed $1,667 and $1,250, respectively, of financing expenses related to the shares (see Notes 10 and 19).

In May 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on May 27, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The shares were issued in June 2009. For the years ended December 31, 2010 and 2009, the Company expensed $1,000 and $583, respectively, of financing expenses related to the shares (see Note 10).

In June 2009, the Company executed a promissory note for $25,000, bearing interest at 10% per annum, maturing on June 8, 2012. Per the terms of the promissory note, the note holder purchased one unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in June 2009. For the years ended December 31, 2010 and 2009, the Company expensed $500 and $292, respectively, of financing expenses related to the shares (see Note 10).

In June 2009, the Company executed a promissory note for $75,000, bearing interest at 10% per annum, maturing on June 12, 2012. Per the terms of the promissory note, the note holder purchased three units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 150,000 shares of common stock. The shares were issued in August 2009. For the years ended December 31, 2010 and 2009, the Company expensed $2,000 and $833, respectively, of financing expenses related to the shares (see Note 10).

In July 2009, the Company executed a promissory note for $35,000, bearing interest at 10% per annum, maturing on July 14, 2012. Per the terms of the promissory note, the note holder purchased 1.4 units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 70,000 shares of common stock. The shares were issued in August 2009. For the years ended December 31, 2010 and 2009, the Company expensed $933 and $389, respectively, of financing expenses related to the shares (see Note 10).

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

In August 2009, the Company executed a promissory note for $25,000, bearing interest at 10% per annum, maturing on August 18, 2012. Per the terms of the promissory note, the note holder purchased one unit consisting of a 10% promissory note of $25,000 and 75,000 restricted shares of the Company’s common stock, at market price. The shares were issued in August 2009. For the years ended December 31, 2010 and 2009, the Company expensed $1,000 and $417, respectively, of financing expenses related to the shares (see Note 10).

In September 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on September 2, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. For the years ended December 31, 2010 and 2009, the Company expensed $1,833 and $611, respectively, of financing expenses related to the shares (see Notes 10 and 19).

In September 2009, the Company assigned a September 2009 accounts receivable invoice in the amount of $25,000 to an unrelated party. As consideration for executing the assignment, the Company issued 100,000 shares of restricted common stock, valued at $0.099 per share, to a relative of the assignee. In 2009, the Company expensed $9,900 of financing expenses related to the shares (see Note 10). The assignment of $25,000 was repaid to the assignee in October 2009.

In September 2009, the Company executed a non-interest bearing promissory note for $60,000, maturing on December 31, 2009. As consideration for executing the note, the Company issued 250,000 shares of restricted common stock, valued at $0.099 per share, to the note holder. In 2009, the Company expensed $24,750 of financing expenses related to the shares (see Note 10). The note was repaid in December 2009.

In October 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on October 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 82,000 restricted shares of the Company’s common stock, valued at $0.10 per share, for a total of 164,000 shares of common stock. The shares were issued in November 2009. For the years ended December 31, 2010 and 2009, the Company expensed $5,467 and $8,200, respectively, of financing expenses related to the shares (see Note 10).

In October 2009, the Company executed a promissory note for $18,750, bearing interest at 10% per annum, maturing on October 27, 2012. Per the terms of the promissory note, the note holder purchased three/fourths of one unit with each unit consisting of a 10% promissory note of $25,000 and 133,333 restricted shares of the Company’s common stock, valued at $0.10 per share, for a total of 100,000 shares of common stock. For the years ended December 31, 2010 and 2009, the Company expensed $3,333 and $5,000, respectively, of financing expenses related to the shares (see Note 10).

In December 2009, the Company executed a promissory note for $7,500, bearing interest at 10% per annum, maturing on December 4, 2012. As consideration for executing the note, the Company issued 150,000 shares of restricted common stock, valued at $0.10 per share, to the note holder. For the years ended December 31, 2010 and 2009, the Company expensed $5,000 and $3,750, respectively, of financing expenses related to the shares (see Note 10).

In March 2010, the Company executed a promissory note for $50,000 with its CEO, bearing interest at 10% per annum, maturing on April 30, 2010. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, valued at $0.025 per share, for a total of 100,000 shares of common stock. For the years ended December 31, 2010 and 2009, the Company expensed $2,500 and $0, respectively, of financing expenses related to the shares (see Note 11). In May 2010, the maturity date was extended to October 31, 2010.

In April 2010, the Company executed a promissory note for $80,000, bearing interest at 10% per annum, maturing on July 23, 2010. As consideration for executing the note, the Company issued 500,000 shares of restricted common stock, valued at $0.021 per share, to the note holder. For the years ended December 31, 2010 and 2009, the Company expensed $10,500 and $0, respectively, of financing expenses related to the shares (see Note 10).

In May 2010, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on May 21, 2013. As consideration for executing the note, the Company issued 200,000 shares of restricted common stock, valued at $0.009 per share, to the note holder. For the years ended December 31, 2010 and 2009, the Company expensed $350 and $0, respectively, of financing expenses related to the shares (see Notes 10 and 19).

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

Settlement of trade accounts payable of $10,500 for 2,000,000 restricted shares of its common stock

In October 2010, the Company reached a settlement with a vendor, whereby the vendor accepted 2,000,000 shares of its common stock valued at $0.001 per share as conversion of the Company’s debt to the vendor of $10,500. Per the terms of the settlement, to the extent that the net proceeds of the vendor’s sale of the shares are less than $10,500, the Company agreed to either make payment or tender more shares to the vendor to satisfy the balance.

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

In November 2010, the Company sold to an individual certain units which contained common stock. The Company issued 294,118 shares of its common stock at $0.0017 per share.

In December 2010, the Company sold to five individuals certain units which contained common stock. The Company issued 12,600,000 shares of its common stock at $0.0016667 per share for 4,200,000 shares and $0.0025 for 8,400,000 shares.

Sale of Warrants for Cash and Exercise of Warrants

In August 2010, the Company sold warrants to purchase 1,600,000 shares of common stock to an unrelated individual for $6,000 in cash. The warrants are exercisable at $0.0035 per share and expire in February 2011 (see Note 16). In February 2011, the expiration date was extended to April 25, 2011.

In December 2010, the warrant holder exercised 800,000 warrants into 800,000 shares of the Company’s common stock for $2,000 in cash.

In December 2010, the Company sold warrants to purchase 120,000,000 shares of common stock to fifteen unrelated individuals for $315,000 in cash. The warrants are exercisable at $0.03 per share and expire in December 2015 (see Note 14).

Issuance of Warrants for Financing and Services

In connection with convertible notes and sales of warrants, the Company issued warrants for 100,000 shares to note holders, all of which have been earned upon issuance, for the year ended December 31, 2010. The fair value of these warrants granted, estimated on the date of grant, was $2,980, which has been recorded as additional paid-in capital, using the Black-Scholes option-pricing model

The table below summarizes the Company’s warrant activities through December 31, 2010:

	Number of Warrant Shares	Exercise Price Range Per Share		Weighted Average Exercise Price	Fair Value at Date of Issuance Contractual Term	Intrinsic Value (in thousands)

Balance, January 1, 2009	1,368,467		$0.10 - $ 10.00	$0.818	$814,955	$ ---
Granted	700,000		$0.10 - $ 0.12	$0.114	$63,710	$ ---
Cancelled	-	$	- $ -	$-	$-	$ ---
Balance, December 31, 2009	2,068,467		$0.10 - $ 10.00	$0.580	$878,665	$ ---
Granted	121,700,000		$0.004 - $ 0.03	$0.030	$323,980	$ ---
Exercised	800,000	$	. 0.004	$0.004	$3,000
Balance, December 31, 2010	122,968,467		$0.004 - $ 10.00	$0.039	$1,199,645	$ ---
Earned and Exercisable, December 31, 2010	122,968,467			$0.039	$1,199,645	$ ---

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2010:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$10.00	8,050	5.00	$10.000	8,050	$10.000
$1.00 - $5.50	281,417	2.00	2.444	281,417	2.444
$0.004 - $0.80	122,679,000	5.00	0.030	122,679,000	0.030

	122,968,467	4.00	$0.039	122,968,467	$0.039

NOTE 17 -

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

Option shares totaling 142,500 vested equally over a three year period beginning one-year from the date of grant, option shares totaling 200,000 vested in one-third increments of six months each over an eighteen month period from the date of grant, option shares totaling 1,084,797 vested over a one (1) year period from the date of grant, option shares totaling 5,750,012 vested over a three (3) month period from the date of grant, option shares totaling 55,000,000 vest over an eight (8) month period and option shares totaling 7,850,000 vested upon issuance.  At December 31, 2010, 29,972,691 shares were available for future issuance.

The table below summarizes the Company’s Incentive Plan stock option activities through December 31, 2010:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Weighted Average Remaining (in years) Contractual Term	Aggregate Intrinsic Value (in thousands)

Balance, January 1, 2009	1,427,297	$0.08 - $ 10.00	$0.448		$ ---
Granted	4,100,000	$0.08	$0.080		$ ---
Cancelled	-	$-	$-		$ ---
Balance, December 31, 2009	5,527,297	$0.08 - $ 10.00	$0.175		$ ---
Granted	64,500,012	$0.0025 - $ 0.02	$0.004		$ ---
Balance, December 31, 2010	70,027,309	$0.0025 - $10.00	$0.018		$ ---
Vested and Exercisable, December 31, 2010	21,902,309		$0.018		$ ---

As of December 31, 2010, an aggregate of 70,027,309 options were outstanding under the incentive plan.  The exercise price for 37,500 options is $10.00, for 105,000 options is $1.00, for 9,231 is $0.375, for 15,705 is $0.24, for 16,388 options is $0.23, for 325,577 options is $0.20, for 171,131 options is $0.17, for 259,743 options is $0.15, 4,587,022 options is $0.08, for 2,000,012 options is $0.02, for 7,500,000 options is $0.0085, for 13,000,000 options is $$0.006 and for 42,000,000 options is $0.0025. As of December 31, 2009, an aggregate of 5,527,297 options were outstanding under the incentive plan.  The exercise price for 37,500 options is $10.00, for 105,000 options is $1.00, for 9,231 is $0.375, for 15,705 is $0.24, for 16,388 options is $0.23, for 325,577 options is $0.20, for 171,131 options is $0.17, for 259,743 options is $0.15 and 4,587,022 options is $0.08. At December 31, 2010, there were 21,902,309 vested incentive plan stock options outstanding of which 5,250,000 options are exercisable at $0.0025, 1,625,000 options are exercisable at $0.006, 7,500,000 options are exercisable at $0.0085, 2,000,012 options are exercisable at $0.02, 4,587,022 options are exercisable at $0.08, 259,743 options are exercisable at $0.15, 171,131 options are exercisable at $0.17, 325,577 options are exercisable at $0.20, 16,388 options are exercisable at $0.23, 15,705 options are exercisable at $0.24, 9,231 options are exercisable at $0.375, 105,000 options are exercisable at $1.00 and 37,500 options are exercisable at $10.00.

As of December 31, 2010, there was $394,454 of unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 12 months.

The following table summarizes information concerning outstanding and exercisable Incentive Plan options as of December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$10.000	37,500	6.00	$10.000	37,500	$10.000
$1.000	105,000	7.00	1.000	105,000	1.000
$0.0025 - $0.375	69,884,809	5.00	0.003	21,759,809	0.003

	70,027,309	5.00	$0.018	21,902,309	$0.018

Non-Incentive Plan Stock Option Grants

Since December 31, 2005, the Company has outstanding an aggregate of 2,761,889 non-plan, non-qualified options for non-employees with 2,000,000 granted in December 2010 and exercisable at $0.006, 760,000 exercisable at $3.60 and 1,889 exercisable at $9.00 yielding a weighted average exercise price of $1.001. At December 31, 2010, there were 1,011,889 vested non-plan, non-qualified stock options outstanding of which 250,000 options are exercisable at $0.006, 760,000 options are exercisable at $3.60 and 1,889 options are exercisable at $9.00.

As of December 31, 2010, there was $43,750 of unrecognized compensation cost related to unvested, non-plan, non-qualified share-based compensation arrangements that is expected to be recognized over a weighted-average period of 12 months.

NOTE 18 -

INCOME TAXES

As of December 31, 2010, the Company had deferred tax assets of approximately $4,544,087, resulting from certain temporary and permanent differences and net operating loss (“NOL”) carry-forwards of approximately $13,462,021, which are available to offset future taxable income, if any, through 2029.  As utilization of the net operating loss carry-forwards and temporary difference is not considered more likely than not and accordingly, the deferred tax asset has been fully offset by a valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $474,087 and $196,000 for the years ended December 31, 2010 and 2009, respectively.

                        Components of deferred tax assets as of December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
Net deferred tax assets – Non-current:
Expected Federal income tax benefit from NOL carry-forwards	$4,544,087	$4,070,000
Less valuation allowance	(4,544,087)	(4,070,000)
Deferred tax assets, net of valuation allowance	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate
Federal income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%

NOTE 19 -

COMMITMENTS AND CONTINGENCIES

Payroll Taxes

As of December 31, 2010, the Company owes $53,901 of payroll taxes, of which approximately $45,000 are delinquent from the year ended December 31, 2003. The Company has also recorded $32,462 of related estimated penalties and interest on the delinquent payroll taxes.  Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available.

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

Term Sheet

In November 2009, the Company executed a term sheet with a venture capital firm whereby the firm shall potentially fund the Company in an amount up to $3,500,000. As of December 31, 2009, the firm was undertaking the due diligence process relating to the term sheet.  In December 2009, the Company paid a one-time good faith expense deposit of $15,000 to the firm. As of December 31, 2010, no further activity has occurred between the Company and the venture capital firm.

Settlement Agreement

In April 2009, the Company executed a settlement agreement with its former President whereby the Company has agreed to make monthly payments of $7,500, beginning in June 2009, in order to repay promissory notes, accrued interest, deferred payroll and expenses in the amount of $139,575 owed to its former President. The Company paid an initial installment payment of $12,500 to its former President in April 2009. The company paid an installment payment of $7,500 to its former President in September 2009. In September 2009, the Company executed an amendment to the settlement agreement whereby the payment terms and amount were revised. Effective September 2009, the Company shall make a $2,500 payment to its former President per Company payroll period. In the event the Company does not process a full payroll, the Company shall pay a proportionate percentage of the payment owed equal to the percentage of the total Company net payroll amount paid. For the years ended December 31, 2010 and 2009, the Company paid $28,600 and $37,500, respectively, to its former President per the terms of the agreement and amendment. All of the payments made in accordance with the agreement and subsequent amendment were applied to the February 2008 promissory note balance owed to the Company’s former President (see Note 11).

Loan Repayment Agreement

In April 2009, the Company signed an agreement whereby two promissory notes executed with an unrelated company shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company. In September 2009, the Company executed an additional promissory note with the unrelated company that is included in the loan repayment agreement. In May 2010, the Company executed an additional promissory note with the unrelated company that is included in the loan repayment agreement. For the years ended December 31, 2010 and 2009, sales proceeds of $42,290 and $38,481, respectively, were applied to the balance of the notes (see Notes 10 and 16).

Assignment

In July 2010, the Company assigned the proceeds from a June 2010 invoice in the amount of $12,206 to an unrelated party. The Company received $11,456, net of the assignment fee of $750, in July 2010 from the assignee. The Company received the invoice payment in August 2010 and repaid the full assignment amount to the assignee.

In October 2010, the Company assigned the proceeds of six of the Company’s open receivables invoices, in the total amount of $20,761, to its CEO. The assignment was non-interest bearing and fee free with a due date for repayment of November 20, 2010. Partial repayments of the assignment were made in October 2010 for $4,218 and November 2010 for $4,125. The due date of the assignment has been extended to April 30, 2011 (see Note 11).

Due to Factor

In March 2007, the Company entered into a sale and subordination agreement with a factoring firm whereby the Company sold its rights to two invoices, from February 2007 and March 2007, totaling $470,200 to the factor.  Upon signing the agreement and providing the required disclosures, the factor remitted 65%, or $144,440, of the February 2007 invoice and a certain percentage of $53,010 of the March 2007 invoice to the Company.  The Company paid a $500 credit review fee to the factor relating to the agreement.  Per the terms of the agreement, once the Company’s client remits the invoice amount to the factor, the factor deducts a discount fee from the remaining balance of the factored invoices and forwards the net proceeds to the Company.  The discount fee is computed as a percentage of the face amount of the invoice as follows: 2.25% fee for invoices paid within 30 days of the down payment date with an additional 1.125% for each 15 day period thereafter. In September 2007, the February 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In December 2007, the March 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In February 2008, the Company and the factor have agreed to a total settlement amount of $75,000 to be paid by the Company to the factor in September 2008 unless both parties mutually agree to extend the due date. In September 2008, the Company and the factor reached a verbal agreement to extend the due date to December 31, 2008. The Company is pursuing an extension. As of December 31, 2010, the balance due to the factor by the Company was $209,192 including interest.

NOTE 20 -

CONCENTRATION OF CREDIT RISK

Customers and Credit Concentrations

Revenue concentrations for the years ended December 31, 2010 and 2009 and the receivables concentrations at December 31, 2010 and 2009 are as follows:

	Net Sales for the Years Ended		Accounts receivable at
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Customer A	36.9%	8.3%	22.8%	25.1%
Customer B	15.5%	12.1%	12.9%	16.1%
Customer C	9.4%	-%	-%	-%
Customer D	8.3%	19.6%	-%	31.5%
Customer E	7.7%	12.3%	49.6%	2.0%

	77.8%	52.3%	85.3%	74.7%

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

Conversion of Convertible Secured Notes Payable to Shares of Common Stock

PMI converted $47,561, $53,092 and $73,040 of the April 23, 2009 debenture (as assigned by YA Global on December 23, 2010) into 10,449,389, 11,664,549 and  16,047,276 shares of the Company’s common stock in January, February and March 2011, respectively, pursuant to the terms of the Securities Purchase Agreement (see Note 14).

Promissory Note – Related Parties

In March 2011, the Company executed a non-interest bearing promissory note with the CEO in the amount of $2,800 with a maturity date of April 1, 2011.

Sale of Warrants for Cash

In March 2011, the Company sold warrants to purchase 1,000,000 shares of common stock to an unrelated individual for $6,250 in cash. The warrants are exercisable at $0.03 per share and expire in March 2016.

Consulting Agreement

In February 2011, the Company entered into a consultant agreement with an investor services firm whereby the consultant will serve as an investment consultant to the Company. The agreement shall terminate on May 1, 2011. For acting in this role, the consultant received 334,000 shares of the Company’s common stock in February 2011 and 333,000 shares of the Company’s common stock in March 2011. The consultant shall receive an additional 333,000 shares of the Company’s common stock in April 2011.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have no disclosure required by this Item.

ITEM 9A.   CONTROLS AND PROCEDURES

Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2010. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Management’s Annual Report on Internal Control over Financial Reporting

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base their assessment.

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

Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

In October 2010 we executed an agreement to pursue a funding opportunity through a consulting company that, through an executed Memorandum of Understanding, purports to provide funding to StrikeForce over time, necessary to sustain the Company while current contracts for business revenues develop and increase to a sustainable level. Other multiple alternative funding options have not progressed to viable proposals or did not close because of their expressed high risk level associated with the Company’s secured lenders, large debt positions and low revenues. A requirement of this funding source, utilizing an equity funding approach, required StrikeForce to re-domicile in the State of Wyoming in order for this project to move forward in a necessary timeframe and at a necessary low cost to the Company. In November 2010, we received the corporate registration, amended articles of incorporation and by-laws as a result of our re-domiciling in the State of Wyoming.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS.

The following sets forth the executive officers and/or Directors of the Company, their ages, and all offices and positions with the Company.

Name	Age	Position
Mark L. Kay	62	Chief Executive Officer and Chairman of the Board of Directors
Philip E. Blocker	52	Chief Financial Officer
Ramarao Pemmaraju	50	Chief Technical Officer and Director
Robert Denn	53	Director
George Waller	53	Executive Vice President and Marketing Director
Mark Corrao	53	Director

All of our directors serve until their successors are elected and qualified by our shareholders, or until their earlier death, retirement, resignation or removal. Officers are appointed by the Board of Directors and their terms of office are, except to the extent governed by the Citco Global Custody NV and PMI Technologies, Inc. agreements, at the direction of the Board of Directors. The following is a brief description of the business experience of our executive officers who are also the Directors and significant employees:

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

Philip E. Blocker, Chief Financial Officer

Mr. Blocker was CFO of MediaServ, a NYC based Internet software development company, in 2001. Prior to MediaServ, Mr. Blocker was a partner in POLARIS, a $25 million technology reseller, specializing in storage and high availability solutions. He is a certified Public Accountant and, in 1992, took a $60 million technology company public.

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

Mark Corrao, Director

Mr. Corrao is one of our original founders in August 2001. Mr. Corrao brings to StrikeForce Technologies over twenty-five years of experience in the financial and accounting areas. Mr. Corrao has spent numerous years in the public accounting arena specializing in certified auditing, SEC accounting, corporate taxation and financial planning. His tenure in accounting included being a partner in a Connecticut CPA firm for several years. Mr. Corrao’s background also includes numerous years on Wall Street with such prestigious firms as Merrill Lynch, Spear Leeds & Kellogg and Greenfield Arbitrage Partners. While on Wall Street Mr. Corrao was involved in several IPO’s and has been a guiding influence in several start-up companies. Prior to joining StrikeForce, he was the Director of Sales at Applied Digital Solutions from December 2000 through December 2001. Mr. Corrao was the Vice President of Sales at Advanced Communications Sciences from March 1997 through December 2000. Mark has a B.S. from CUNY.

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

Directors need not be stockholders of the Company or residents of the State of Wyoming.  Directors are elected for an annual term and generally hold office until the next Directors have been duly elected and qualified.  A vacancy on the Board may be filled by the remaining Directors even though less than a quorum remains.  A Director appointed to fill a vacancy remains a Director until his successor is elected by the Stockholders at the next annual meeting of Shareholder or until a special meeting is called to elect Directors.

The executive officers of the Company are appointed by the Board of Directors.

During fiscal 2010, our Board of Directors met twelve times. The Board of Directors also uses resolutions in writing to deal with certain matters and, during fiscal 2010,  twenty-two written resolutions were signed by a majority of the Directors.

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

Indemnification of Officers and Directors

As permitted by Wyoming law, our Articles of Incorporation provide that we will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct.

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

StrikeForce Technologies, Inc.

1090 King George’s Post Road

Suite #603

Edison, NJ 08837

Attn: Mark L. Kay, Chairman

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of StrikeForce during the year ended December 31, 2010, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during 2010. The foregoing persons are collectively referred to in this Form 10-K as the “Named Executive Officers.” Compensation information is shown for the year ended December 31, 2010:

Name/ Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Incentive Plan Option Awards ($)		Securities Underlying Options/SARs ($)	Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)	Total ($)
Mark L. Kay Chief Executive Officer
	2010	1,541	—	—	114,513	[1]	—	96,459	[2]	—	212,513

Mark Corrao Chief Financial Officer
	2010 (thru 6/30)	833	—	—	4,513	[1]	—	48,544	[2]	—	53,890

George Waller Executive Vice President
	2010	1,511	—	—	114,513	[1]	—	96,489	[2]	—	212,513

Ramarao Pemmaraju Chief Technical Officer
	2010	1,500	—	—	114,513	[1]	—	96,500	[2]	—	212,513

There are no employment agreements between StrikeForce and any executive officer or director. On June 28, 2010, Mark Corrao resigned as Chief Financial Officer and was no longer employed by the Company. He remained a Director of the Company. On July 31, 2010, Philip E. Blocker was appointed the Company’s Chief Financial Officer. Mr. Blocker is not an employee of the Company and received no compensation or option awards in 2010.

(1)	Fair value of Incentive Plan options issued to executive officers by the Company in 2010.

(2)	Nonqualified deferred compensation earnings to executive officers have been accrued for 2010 as a result of missed salaries due to cash flow constraints.

Outstanding Option Awards at Year End

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested, and equity-incentive plan awards outstanding at December 31, 2010, for each Named Executive Officer and/or Director.

Outstanding Equity Awards At Fiscal Year-End Table
	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mark L. Kay	9,231 15,705	- -	- -	$ $	0.375 0.240	03/02/17 03/16/17	- -	- -	- -	- -
	16,388	-	-		$0.230	04/27/17	-	-	-	-
	16,346	-	-		$0.200	05/25/17	-	-	-	-
	25,128	-	-		$0.150	06/08/17	-	-	-	-
	18,643	-	-		$0.170	06/22/17	-	-	-	-
	47,115	-	-		$0.080	11/23/17	-	-	-	-
	25,000	-	-		$0.200	12/12/17	-	-	-	-
	500,000	-	-		$0.080	11/23/12	-	-	-	-
	227,908	-	-		$0.020	03/26/13	-	-	-	-
	1,000,000	-	-		$0.0085	07/01/15	-	-	-	-
	10,000,000	-	-		$0.0025	12/21/15	-	-	-	-
	3,000,000	-	-		$0.006	12/23/15	-	-	-	-
Robert Denn	16,346 25,128	- -	- -	$ $	0.200 0.150	05/25/17 06/08/17	- -	- -	- -	- -
	18,643	-	-		$0.170	06/22/17	-	-	-	-
	47,115	-	-		$0.080	11/23/17	-	-	-	-
	25,000	-	-		$0.200	12/12/17	-	-	-	-
Mark Corrao	16,346 25,128	- -	- -	$ $	0.200 0.150	05/25/17 06/08/17	- -	- -	- -	- -
	18,643	-	-		$0.170	06/22/17	-	-	-	-
	47,115	-	-		$0.080	11/23/17	-	-	-	-
	25,000	-	-		$0.200	12/12/17	-	-	-	-
	500,000	-	-		$0.080	11/23/12	-	-	-	-
	227,908	-	-		$0.020	03/26/13	-	-	-	-
George Waller	25,128 18,643	- -	- -	$ $	0.150 0.170	06/08/17 06/22/17	- -	- -	- -	- -
	47,115	-	-		$0.080	11/23/17	-	-	-	-
	25,000	-	-		$0.200	12/12/17	-	-	-	-
	500,000	-	-		$0.080	11/23/12	-	-	-	-
	227,908	-	-		$0.020	03/26/13	-	-	-	-
	1,000,000	-	-		$0.0085	07/01/15	-	-	-	-
	10,000,000	-	-		$0.0025	12/21/15	-	-	-	-
	3,000,000	-	-		$0.006	12/23/15	-	-	-	-
Ramarao Pemmaraju	16,346 25,128	- -	- -	$ $	0.200 0.150	05/25/17 06/08/17	- -	- -	- -	- -
	18,643	-	-		$0.170	06/22/17	-	-	-	-
	47,115	-	-		$0.080	11/23/17	-	-	-	-
	25,000	-	-		$0.200	12/12/17	-	-	-	-
	500,000	-	-		$0.080	11/23/12	-	-	-	-
	227,908	-	-		$0.020	03/26/13	-	-	-	-
	1,000,000	-	-		$0.0085	07/01/15	-	-	-	-
	10,000,000	-	-		$0.0025	12/21/15	-	-	-	-
	3,000,000	-	-		$0.006	12/23/15	-	-	-	-

Option Exercises And Stock Vested Table

None.

Pension Benefits Table

None.

Nonqualified Deferred Compensation Table

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)

Mark L. Kay	-	-	96,459	-	325,451

Mark Corrao	-	-	48,544	-	277,203

George Waller	-	-	96,489	-	322,120

Ramarao Pemmaraju	-	-	96,500	-	325,682

All Other Compensation Table

None.

Perquisites Table

None.

Director Compensation

Four of our five directors were also executive officers of the Company through June 28, 2010. Three of our five directors were also executive officers of the Company from June 29 through December 31, 2010. In December 2008, the Board of Directors eliminated the position of President. As a result, the Company President is no longer an officer or employee of the Company, but he remains on the Board of Directors. In June 2010, our Chief Financial Officer resigned and is no longer an employee of the Company, but he remains on the Board of Directors. Our directors did not receive any separate compensation for serving as such during fiscal 2010.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Share Ownership of Certain Beneficial Owners

The following table sets forth certain information as of December 31, 2010, with respect to the shares of common stock beneficially owned by: (i) each director; (ii) each executive officer; (iii) all current executive officers (regardless of salary and bonus level) and directors as a group; and (iv) each person or entity known by us to beneficially own more than 5% of our outstanding common stock. The address for each director and executive officer is 1090 King Georges Post Road, Suite 603, Edison, New Jersey 08837. The addresses of the remaining beneficial owners follow: Vincent Sisto, 92 Winthrop Place, Staten Island, NY 10314; Joseph Spendley, 125 Hempstead Court, Madison, NJ 07940; PMI Technologies, Inc., 350 11th Street, Arab, AL 35016; Avondale Capital Partners II, Inc., 256 S. Robertson Blvd., Beverly Hills, CA 90211; Steeltown Consulting Group LLC, 5000 Treesdale Drive, Gibsonia, PA 15044; Jodi Kirsch, 25 Elm Street, Woodbury, NY 11797; Gene Salkind, 1165 Wrack Road, Meadowbrook, PA 19046; Bonnie Alberts, 216 Orr Road, Pittsburgh, PA 12541; Frances Glick, 705 Copeland Street, 2nd Floor, Pittsburgh, PA 15232, Unless otherwise indicated, the shareholders listed in the table below have sole voting and investment powers with respect to the shares indicated:

This table is based upon information obtained from our stock records.

NAME OF BENEFICIAL OWNER	AMOUNT OF OWNERSHIP(1)	PERCENTAGE OF CLASS(2)

Mark L. Kay	3,664,014 (3)	4.52%
Mark Corrao	990,961 (4)	1.26%
Robert Denn	160,280 (5),(7)	0.21%
Ramarao Pemmaraju	5,615,219 (6),(7)	6.78%
George Waller	3,581,149 (8),(9)	4.42%
All directors and executive officers as a group (5 persons)	14,011,623 (10)	15.42%
NetLabs.com, Inc.	874,000 (11),(12)	1.12%
Vincent Sisto	4,224,410	5.45%
Joseph Spendley	4,000,000 (13)	5.11%
PMI Technologies, Inc.	99,199,999 (14)	56.13%
Avondale Capital Partners II Inc.	29,999,999 (15)	27.90%
Steeltown Consulting Group, LLC	29,999,999 (15)	27.90%
Jodi Kirsch	10,000,001 (16)	12.12%
Gene Salkind	10,000,001 (16)	12.12%
Bonnie Alberts	9,000,000 (17)	10.40%
Frances Glick	5,000,000 (18)	6.06%

(1)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof.

(2)

Based on 77,538,877 shares of common stock outstanding as of December 31, 2010; also including 80,030,899 shares of common stock available to beneficial owners upon the conversion of certain convertible loans, 14,032,935 shares of common stock underlying options and 114,035,120 shares of common stock underlying common stock purchase warrants.

(3)

Includes 27,733 shares of common stock available upon the conversion of certain convertible loans valued at $10.00 per share for   $240,000 of convertibles and $7.50 per share for $28,000 of convertibles, 727,908 shares of common stock underlying vested three-year options valued from $0.02 to $0.08 per share, 2,625,000 shares of common stock underlying vested five-year options valued from $0.0025 to $0.006 per share, 173,556 shares of common stock underlying vested ten-year options valued from $0.08 to $0.375 per share and 33,980 shares of common stock underlying common stock purchase warrants, consisting of 5,180 ten-year common stock purchase warrants exercisable at $10.00, 20,000 five-year common stock purchase warrants exercisable at $1.20, 8,800 five-year common stock purchase warrants exercisable at $0.50.

(4)

Includes 727,908 shares of common stock underlying vested three-year options valued from $0.02 to $0.08 per share and 132,232 shares of common stock underlying vested ten-year options valued from $0.08 to $0.20 per share.

(5)

Includes 132,232 shares of common stock underlying vested ten-year options valued from $0.08 to $0.20 per share and 840 shares of common stock underlying ten-year common stock purchase warrants exercisable at $10.00.

(6)

Includes 3,167 shares of common stock available upon the conversion of certain convertible loans valued at $10.00 per share for $25,000 of convertibles and $7.50 per share for $5,000 of convertibles, 1,190,700 shares of common stock underlying vested three-year options valued from $0.02 to $0.08 per share, 3,875,000 shares of common stock underlying vested five-year options valued from $0.0025 to $0.006 per share, 219,605 shares of common stock underlying vested ten-year options valued from $0.08 to $0.20 per share and 300 shares of common stock underlying ten-year common stock purchase warrants exercisable at $10.00. Of the total shares, 390,840 shares, consisting of 3,167 shares of common stock available upon the conversion of certain convertible loans valued at $10.00 per share for $25,000 of convertibles and $7.50 per share for $5,000 of convertibles, 462,792 shares of common stock underlying vested three-year options valued from $0.02 to $0.08 per share, 1,250,000 shares of common stock underlying vested five-year options valued from $0.0025 to $0.006 per share, 87,373 shares of common stock underlying vested ten-year options valued from $0.08 to $0.20 per share and 300 shares of common stock underlying ten-year common stock purchase warrants exercisable at $10.00, are in the name of Sunita Pemmaraju who is a family member of Ramarao Pemmaraju.

(7)	Excludes shares owned by NetLabs.com, Inc. which is controlled by Robert Denn and Ramarao Pemmaraju.

(8)	Shares are listed in the name of Katherine LaRosa who is a family member of George Waller.

(9)

Includes 727,908 shares of common stock underlying vested three-year options valued from $0.02 to $0.08 per share, 2,625,000 shares of common stock underlying vested five-year options valued from $0.0025 to $0.006 per share and 115,886 shares of common stock underlying vested ten-year options valued from $0.08 to $0.20 per share.

(10)

Includes 30,900 shares of common stock available upon the conversion of certain convertible loans valued at $10.00 per share for $265,000 of convertibles and $7.50 per share for $33,000 of convertibles, 3,374,424 shares of common stock underlying vested three-year options valued from $0.02 to $0.08 per share, 9,125,000 shares of common stock underlying vested five-year options valued from $0.0025 to $0.006 per share, 773,511 shares of common stock underlying vested ten-year options valued from $0.08 to $0.375 per share and 35,120 shares of common stock underlying common stock purchase warrants, consisting of 6,320 ten-year common stock purchase warrants exercisable at $10.00, 20,000 five-year common stock purchase warrants exercisable at $1.20, 8,800 five-year common stock purchase warrants exercisable at $0.50.

(11)	Robert Denn and Ramarao Pemmaraju control NetLabs.com, Inc

(12)	Includes 760,000 shares of common stock underlying vested ten-year options valued at $3.60 per share.

(13)	Includes 800,000 shares of common stock underlying six-month common stock purchase warrants exercisable at $0.004.

(14)

Includes 39,999,999 shares of common stock available upon the conversion of certain convertible loans valued at $0.004552 (rounded up) per share for $182,063 of convertibles and 59,200,000 shares of common stock underlying five-year common stock purchase warrants exercisable at $0.03. Based on executed agreements the outstanding share balance cannot exceed 4.99%.

(15)

Includes 14,999,999 shares of common stock available upon the conversion of certain convertible loans valued at $0.004552 (rounded up) per share for $68,274 of convertibles and 15,000,000 shares of common stock underlying five-year common stock purchase warrants exercisable at $0.03. Based on executed agreements the outstanding share balance cannot exceed 4.99%.

(16)

Includes 5,000,001 shares of common stock available upon the conversion of certain convertible loans valued at $0.004552 (rounded up) per share for $22,758 of convertibles and 5,000,000 shares of common stock underlying five-year common stock purchase warrants exercisable at $0.03. Based on executed agreements the outstanding share balance cannot exceed 4.99%.

(17)	Includes 9,000,000 shares of common stock underlying five-year common stock purchase warrants exercisable at $0.03. Based on executed agreements the outstanding share balance cannot exceed 4.99%.

(18)	Includes 5,000,000 shares of common stock underlying five-year common stock purchase warrants exercisable at $0.03. Based on executed agreements the outstanding share balance cannot exceed 4.99%.

DESCRIPTION OF SECURITIES

Equity Incentive Plan Information

The following table sets forth as of December 31, 2010, the total number of shares of our common stock which may be issued upon the exercise of outstanding stock options and other rights under compensation plans approved by the shareholders, and under compensation plans not approved by the shareholders. The table also sets forth the weighted average purchase price per share of the shares subject to those options, and the number of shares available for future issuance under those plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	70,027,309		$0.018	29,972,691
Equity compensation plans not approved by security holders	N/A	$	N/A	N/A
Total	70,027,309		0.018	29,972,691

Options for 70,027,309 shares have been granted under StrikeForce’s 2004 Equity Incentive Plan which was approved by unanimous consent of the Board of Directors.  The option shares were granted at various times from May 2003 through December 2010 and are exercisable at a range of $0.0025 to $10.00 per share. In August 2008, the Company repurchased, at no cost, employee stock options totaling 1,111,791 shares of common stock from twelve employees as a result of a voluntary tender by the employees. The exercise price of the cancelled options ranged from $0.15 per share to $10.00 per share.

General

At December 31, 2010, our authorized capital stock consisted of 100,000,000 shares of common stock, par value $0.0001, and 10,000,000 shares of preferred stock, $0.10 par value (none of which were issued and outstanding).

On October 21, 2010, we amended our Articles of Incorporation to authorize 10,000,000 shares of preferred stock, par value $0.10 (filed as Exhibit 3.1 to Form 10-Q, filed on December 13, 2010). The designations, rights, and preferences of such preferred stock would be determined by the Board of Directors.

On January 10, 2011, 100 shares of preferred shares were designated as Series A Preferred Stock and 100,000,000 shares were designated as Series B Preferred Stock. The bylaws were amended to reflect the rights and preferences of each designation.

The Series A Preferred Stock will collectively have voting rights only, with no dollar value, equal to eighty percent (80%) of the total current issued and outstanding shares of common stock. If at least one share of Series A Preferred Stock is outstanding, the aggregate shares of Series A Preferred Stock shall be convertible to a number of shares of common stock equal to four times the sum of the total number of shares of common stock issued and outstanding at the time of conversion, plus the number of shares of Series B Preferred Stock (or other designated preferred stock) which are issued and outstanding at the time of conversion. Mark Kay, Ram Pemmaraju and George Waller, each a member of our management, have been granted one share of Series A Preferred Stock. This effectively provides them, upon retention of their Series A Preferred Stock, voting control on matters presented to the shareholders of the Company.

The Series B Preferred Stock shall have preferential liquidation rights in the event of any liquidation, dissolution or winding up of the Company, such liquidation rights to be paid from the assets of the Company not delegated to parties with greater priority at $1.00 per share or, in the event an aggregate subscription by a single subscriber of the Series B Preferred Stock is greater than $100,000,000, $0.997 per share. The Series B Preferred Stock shall be convertible to a number of shares of common stock equal to the price of the Series B Preferred Stock divided by the par value of the Series B Preferred Stock. The option to convert the shares of Series B Preferred Stock may not be exercised until three months following the issuance of the Series B Preferred Stock to the recipient shareholder. The Series B Preferred Stock shall have ten votes on matters presented to the shareholders of the Company for one share of Series B Preferred Stock held. The initial price of the Series B Preferred Stock shall be $2.50, (subject to adjustment by the Company’s Board of Directors) until such time, if ever, the Series B Preferred Stock are listed on a secondary and/or public exchange.  As of the date herein, no shares of Series B Preferred Stock have been issued.

In February 2011, the Company ratified the increase of the authorized shares of our common stock from one hundred million (100,000,000) to five hundred million (500,000,000). $0.0001 par value, effective as of the filing of an amendment to our Certificate of Incorporation with the Wyoming Secretary of State. Our increase in authorized common shares became effective in March 2011.

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

Preferred Stock

As of December 31, 2010, the Company had 10,000,000 shares of preferred stock, $0.10 par value (none of which are issued and outstanding).

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

RELATED PARTY CONVERTIBLE NOTES

Mark L. Kay, our Chief Executive Officer, loaned us an aggregate of $568,000 during 2004, 2005 and 2006, memorialized in the form of convertible loans. As of December 31, 2010 an aggregate amount of $268,000 remained outstanding. The details of these convertible notes are as follows:

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

In February 2004, we issued a principal amount $60,000 convertible note with common stock purchase warrants to purchase 600 shares of common stock to Mr. Mark L. Kay, our CEO. The note payable has a maturity date of September 30, 2005 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Mark L. Kay to convert the note into shares of our common stock at $10.00 per share. The warrant exercise period ends February 2014. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to April 30, 2011.

In June 2004, we issued a principal amount $50,000 convertible note to Mr. Mark L. Kay, our CEO. The note payable has a maturity date of December 31, 2005 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Mark L. Kay to convert the note into shares of our common stock at $10.00 per share. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to April 30, 2011.

In September 2004, we issued a principal amount $30,000 convertible note with common stock purchase warrants to purchase 300 shares of common stock to Mr. Mark L. Kay, our CEO. The note has a maturity date of December 31, 2005 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Mark L. Kay to convert the note into shares of our common stock at $10.00 per share. The warrant exercise period ends in September 2014. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to April 30, 2011.

In August 2005, we issued a principal amount $90,000 convertible note with common stock purchase warrants to purchase 900 shares of common stock to Mr. Mark L. Kay, our CEO. The note payable has a maturity date of December 31, 2005 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Mark L. Kay to convert the note into shares of our common stock at $10.00 per share. The warrant exercise period ends August 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to April 30, 2011.

In January 2006, we issued a principal amount $10,000 convertible note with common stock purchase warrants to purchase 100 shares of common stock to Mr. Mark L. Kay, our CEO. The note payable has a maturity date of December 31, 2006 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Mark L. Kay to convert the note into shares of our common stock at $10.00 per share. The warrant exercise period ends January 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to April 30, 2011.

In February 2006, we issued a principal amount $28,000 convertible note with common stock purchase warrants to purchase 280 shares of common stock to Mr. Mark L. Kay, our CEO. The note payable has a maturity date of December 31, 2006 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Mark L. Kay to convert the note into shares of our common stock at $7.50 per share. The warrant exercise period ends February 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to April 30, 2011.

For the seven months ended July 31, 2006, the variable interest rate of the six open notes ranged between 8.625% and 11.000% per annum. In September 2006, the interest rate of the six open notes was revised to a fixed rate of 8%, effective August 1, 2006.

In November 2003, we issued a principal amount $50,000 convertible note with common stock purchase warrants to purchase 500 shares of common stock to Mr. Michael Brenner, one of our Vice Presidents. The note payable has a maturity date of December 31, 2004 and an interest rate of prime plus two (2%) percent. The conversion feature allows Mr. Michael Brenner to convert the note into shares of our common stock at $10.00 per share. In November 2004, the maturity date of the convertible note was extended to June 30, 2005. In December 2004, we amended the conversion price on the convertible note to $.72 per share. The warrant exercise period ends November 2013. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been further extended to September 30, 2010.

In January 2004, we issued a principal amount $15,000 convertible note with common stock purchase warrants to purchase 150 shares of common stock to Mr. Michael Brenner, one of our Vice Presidents. The note payable has a maturity date of December 31, 2004 and an interest rate of prime plus four (4%) percent. The conversion feature allows Mr. Michael Brenner to convert the note into shares of our common stock at $10.00 per share. In November 2004, the maturity date of the convertible note was extended to June 30, 2005. In December 2004, we amended the conversion price on the convertible note to $7.20 per share. The warrant exercise period ends January 2014. In December 2004, Mr. Michael Brenner elected to convert half of the principal amount, $7,500, into common stock at a conversion price of $7.20 and received 1,0,42 shares of our common stock. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been further extended to September 30, 2010.

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

At December 31, 2010 and 2009, accrued interest due for the convertible notes – related parties was $201,040 and $154,225, respectively, and is included in accrued expenses in the accompanying balance sheet. Interest expense for convertible notes payable – related parties for the years ended December 31, 2010 and 2009 was $41,461 and $33,277, respectively.

RELATED PARTY PROMISSORY NOTES

At December 31, 2010, the Company had executed twenty notes payable with its CEO that have an aggregate open balance of $722,538:

•

Three of the notes, aggregating $189,000, had maturity dates of December 31, 2005 with interest at a per annum rate equal to the CEO’s private account monthly lending rate.  In December 2005, the maturity dates of the notes were extended to March 31, 2006.  In September 2006, the maturity dates of the notes were extended to March 31, 2007 and the interest rate was revised to a fixed rate of 8%, effective August 1, 2006. The maturity dates of the notes have since been extended to April 30, 2011.

•

Two of the notes, aggregating $160,000 have maturity dates of May 13, 2006 for the $150,000 note and September 30, 2006 for the $10,000 note.  Both notes bear interest at a rate equal to 8% per annum.  In September 2006, the maturity dates of the notes were extended to March 31, 2007. The maturity dates of the notes have since been extended to April 30, 2011.

•

Three of the notes, in the amounts of $7,000, $5,000 and $150,000, were executed in April 2006 and bear interest at a per annum rate equal to the CEO’s private account monthly lending rate.  The $7,000 note was repaid in April 2006.  The $5,000 note has a maturity date of September 30, 2006.  The $150,000 note has a maturity date of June 30, 2006.  In September 2006, the maturity dates of the notes were extended to March 31, 2007 and the interest rate was revised to a fixed rate of 8%, effective August 1, 2006. The maturity dates of the notes have since been extended to April 30, 2011.

•

One of the notes, in the amount of $100,000, was executed in May 2006 and bears interest at a rate equal to 9% per annum with a maturity date of July 31, 2006.  In September 2006, the maturity date of the $100,000 note was extended to March 31, 2007. The maturity date of the note has since been extended to April 30, 2011.

•

One of the notes, in the amount of $22,000, was executed in February 2007 and bears interest at a rate equal to 8% per annum with a maturity date of July 31, 2007.  In September 2006, the maturity date of the $22,000 note was extended to March 31, 2007. The maturity date of the note has since been extended to April 30, 2011.

•

One of the notes, in the amount of $30,000, was executed in July 2008 and bears interest at a rate equal to 4% per annum with a maturity date of September 30, 2008. The note was repaid in July 2008.

•

One of the notes, in the amount of $4,120, was executed in February 2010 and was non-interest bearing with a maturity date of March 19, 2010. The note was repaid in March 2010.

•

One of the notes, in the amount of $50,000, was executed in March 2010 and bears interest at a rate equal to 10% per annum with a maturity date of April 30, 2010. The maturity date of the note has since been extended to April 30, 2011.

•

One of the notes, in the amount of $25,000, was executed in May 2010 and was non-interest bearing with a maturity date of June 30, 2010. The note was repaid in May 2010.

•

One of the notes, in the amount of $2,400, was executed in June 2010 and was non-interest bearing with a maturity date of August 31, 2010. The maturity date of the note has since been extended to April 30, 2011.

•

Four of the notes, in the amounts of $13,500, executed in July 2010, $3,000, executed in August 2010, and $19,000 and $2,800, executed in September 2010, were non-interest bearing and have extended maturity dates of April 30, 2011. Partial repayments of the July 2010 note were made in August 2010 for $3,100 and September 2010 for $3,480.

•

The remaining note, in the amount of $20,761, resulted in the assignment of six of the Company’s open receivables invoices to the CEO. The assignment was non-interest bearing and fee free with a due date for repayment of November 20, 2010. Partial repayments of the assignment were made in October 2010 for $4,218 and November 2010 for $4,125. The due date of the assignment has been extended to April 30, 2011.

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

At December 31, 2010, the Company had executed six notes payable with its former President aggregating $95,000. Notes totaling $10,000 are non-interest bearing. Notes totaling $85,000 bear interest at a rate equal to 8% percent per annum. In September 2006, the maturity date of four of the notes, aggregating $25,000 was extended to March 31, 2007. The maturity dates of the four notes have since been extended to December 31, 2007 and the four notes were repaid in February 2008. The remaining two notes were executed in February 2008 for $52,000 and $18,000, respectively, with maturity dates of February 28, 2009. In April 2009, the Company executed a settlement agreement with its former President whereby the Company has agreed to make monthly payments of $7,500, beginning in June 2009, in order to repay promissory notes, accrued interest, deferred payroll and expenses in the amount of $139,575 owed to its former President. The Company paid an initial installment payment of $12,500 to its former President in April 2009. The company paid an installment payment of $7,500 to its former President in September 2009. In September 2009, the Company executed an amendment to the settlement agreement whereby the payment terms and amount were revised. Effective September 2009, the Company shall make a $2,500 payment to its former President per Company payroll period. In the event the Company does not process a full payroll, the Company shall pay a proportionate percentage of the payment owed equal to the percentage of the total Company net payroll amount paid. For the years ended December 31, 2010 and 2009, the Company paid $28,600 and $37,500, respectively, to its former President per the terms of the agreement and amendment. All of the payments made in accordance with the agreement and subsequent amendment were applied to the February 2008 promissory note balance owed to the Company’s former President

Interest expense for notes payable - related parties for the years ended December 31, 2010 and 2009 was $56,529 and $55,561, respectively.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the audit fees incurred for fiscal year 2010 and 2009:

	2010	2009
Audit fees	$49,500	$49,500
Audit related fees	15,500	10,575
Tax fees	2,300	2,200
Total	$67,300	$62,275

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited consolidated financial  statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2010 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's consolidated financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for its 2010 fiscal year for filing with the SEC.

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

The Board pre-approved all fees described above.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of StrikeForce Technologies, Inc.(1)
3.2	Amended Articles of Incorporation of StrikeForce Technologies, Inc. (5)
3.3	By-laws of StrikeForce Technologies, Inc. (1)
3.4	Amended By-laws of StrikeForce Technologies, Inc. (5)
10.1	2004 Stock Option Plan. (1)
10.2	Securities Purchase Agreement dated December 20, 2004, by and among StrikeForce Technologies, Inc. and YA Global Investments, LP. (1)
10.3	Secured Convertible Debenture with YA Global Investments, LP. (1)
10.4	Investor Registration Rights Agreement dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement.(2)
10.5	Escrow Agreement, dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement. (2)
10.6	Security Agreement dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement. (1)
10.7	Secured Convertible Debenture with YA Global Investments, LP dated January 18, 2005. (1)
10.8	Royalty Agreement with NetLabs.com, Inc. and Amendments. (1)
10.9	Employment Agreement dated as of May 20, 2003, by and between StrikeForce Technologies, Inc. and Mark L. Kay. (1)
10.10	Amended and Restated Secured Convertible Debenture with YA Global Investments, LP dated April 27, 2005. (1)
10.11	Amendment and Consent dated as of April 27, 2005, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP. (1)
10.12	Securities Purchase Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)
10.13	Investor Registration Rights Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (2)
10.14	Secured Convertible Debenture with Highgate House Funds, Ltd. dated April 27, 2005. (2)
10.15	Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)
10.16	Escrow Shares Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)
10.17	Security Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)
10.18	Network Service Agreement with Panasonic Management Information Technology Service Company dated August 1, 2003 (and amendment). (1)
10.19	Client Non-Disclosure Agreement. (1)
10.20	Employee Non-Disclosure Agreement. (1)
10.21	Secured Convertible Debenture with Highgate House Funds, Ltd. dated May 6, 2005. (2)
10.22	Termination Agreement with YA Global Investments, LP dated February 19, 2005. (1)
10.23	Securities Purchase Agreement with WestPark Capital, Inc. (4)
10.24	Form of Promissory Note with WestPark Capital, Inc. (4)
10.25	Investor Registration Rights Agreement with WestPark Capital, Inc. (4)
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
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

(5)

Filed as an exhibit to the Registrant’s Form 8-K dated December 23, 2010 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRIKEFORCE TECHNOLOGIES, INC.

Dated: April 15, 2011	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: April 15, 2011	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Mark L. Kay Name: Mark L. Kay	Director	April 15, 2011

/s/Mark Joseph Corrao Name: Mark Joseph Corrao	Director	April 15 2011

/s/Ramarao Pemmaraju Name: Ramarao Pemmaraju	Director	April 15, 2011

/s/George Waller Name: George Waller	Director	April 15, 2011

/s/ Robert Denn Name: Robert Denn	Director	April 15, 2011