Form 10-Q
period 2011-03-31
StrikeForce Technologies Inc.
filed 2011-05-23
CIK 1285543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 16, 2011
Common stock, $0.0001 par value	130,008,248

Indicate the number of shares outstanding of each of the issuer’s classes of preferred stock, as of the latest practicable date.

Class	Outstanding at May 16, 2011
Preferred stock, no par value	3

STRIKEFORCE TECHNOLOGIES, INC.

FORM 10-Q

INDEX TO FORM 10-Q FILING

 FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

PART I - FINANCIAL INFORMATION

Item 1.

 Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

STRIKEFORCE TECHNOLOGIES, INC.

MARCH 31, 2011 AND 2010

STRIKEFORCE TECHNOLOGIES, INC.

BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)

ASSETS

Current Assets:
Cash	$4,794	$45,925
Accounts receivable	69,783	21,457
Prepayments and other current assets	13,329	13,153
Total current assets	87,906	80,535

Property and equipment, net	3,745	4,666
Patents	4,329	4,329
Security deposit	8,684	8,684
Total Assets	$104,664	$98,214

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Derivative financial instruments	$505,712	$424,671
Current maturities of convertible notes payable, net of discount of $1,195 and $3,432, respectively	1,064,317	1,062,080
Convertible notes payable - related parties	419,255	419,255
Current maturities of notes payable	2,055,000	1,830,000
Notes payable - related parties	722,638	726,438
Capital leases payable	5,532	5,532
Accounts payable	975,642	1,001,615
Accrued expenses	3,326,947	3,144,814
Payroll taxes payable	53,901	53,901
Due to factor	209,192	209,192
Total current liabilities	9,338,136	8,877,498

Convertible secured notes payable	733,020	906,714
Convertible notes payable, net of current maturities	80,000	80,000
Notes payable, net of current maturities and discount of $28,903 and $44,009, respectively	368,857	586,470
Total Liabilities	10,520,013	10,450,682

Commitments and contingencies

Stockholders' Deficit
Preferred stock at $0.10 par value; 10,000,000 shares authorized;
none issued or outstanding	-	-
Series A Preferred stock, no par value; 100 shares authorized;
3 and 0 shares issued and outstanding, respectively	987,000	-
Series B Preferred stock at $0.10 par value; 100,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.0001 par value; 500,000,000 shares authorized;116,374,591 and 77,538,877 shares issued and outstanding, respectively	11,637	7,754
Additional paid-in capital	13,549,678	12,673,804
Accumulated deficit	(24,963,664)	(23,034,026)
Total Stockholders' Deficit	(10,415,349)	(10,352,468)
Total Liabilities and Stockholders' Deficit	$104,664	$98,214

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)

Revenues	$100,805	$54,850

Cost of sales	8,088	23,203

Gross profit	92,717	31,647

Operating expenses:
Compensation	1,240,214	160,528
Professional fees	375,247	12,886
Selling, general and administrative expenses	119,541	125,115
Research and development	83,200	111,191
Total operating expenses	1,818,202	409,720

Loss from operations	(1,725,485)	(378,073)

Other (income) expense:
Interest expense	7	1,453
Financing expense	126,565	128,857
Change in fair value of derivative financial instruments	81,041	69,521
Forgiveness of debt	(3,460)	(20,411)
Total other (income) expense	204,153	179,420

Loss before income taxes	(1,929,638)	(557,493)

Income tax provision (benefit)	-	-

Net loss	$(1,929,638)	$(557,493)

Net loss per common share - basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding
- basic and diluted	96,759,440	24,350,173

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2010

	A Preferred stock, no par value Series		Common stock at $0.0001 par value		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2009	-	$ -	24,194,999	$ 2,420	$ 12,044,961	$ (20,159,564)	$ (8,112,183)

Sale of shares of common stock including warrants			12,894,118	1,289	27,211		28,500

Issuance of shares of common stock for consulting services			3,030,000	303	21,827		22,130

Issuance of shares of common stock for financing			1,300,000	130	18,170		18,300

Issuance of shares of common stock for debt settlement			16,500,000	1,650	23,350		25,000

Issuance of shares of common stock for conversions of secured convertible notes payable			18,819,760	1,882	72,660		74,542

Sale of warrants					321,000		321,000

Issuance of common shares in connection with the exercise of warrants			800,000	80	1,920		2,000

Issuance of warrants in connection with convertible notes payable					2,980		2,980

Issuance of stock options for employee and non-employee for services					139,725		139,725

Net loss					-	(2,874,462)	(2,874,462)

Balance at December 31, 2010	-	$ -	77,538,877	$ 7,754	$ 12,673,804	$ (23,034,026)	$ (10,352,468)

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(Unaudited)

	Series A Preferred stock,		Common stock at		Additional		Total
	no par value		$0.0001 par value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2010	-	$ -	77,538,877	$ 7,754	$ 12,673,804	$ (23,034,026)	$ (10,352,468)

Issuance of shares of common stock for consulting services			674,500	67	28,560		28,627

Issuance of shares of common stock for conversions of secured convertible notes payable			38,161,214	3,816	169,877		173,693

Sale of warrants					189,562		189,562

Issuance of warrants for consulting services					300,000		300,000

Issuance of stock options for employee and non-employee services					187,875		187,875

Issuance of for stock employee services	3	987,000			-		987,000

Net loss						(1,929,638)	(1,929,638)

Balance at March 31, 2011	3	$ 987,000	116,374,591	$ 11,637	$ 13,549,678	$ (24,963,664)	$ (10,415,349)

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(1,929,638)	$(557,493)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	921	1,340
Forgiveness of debt	(3,460)	(20,411)
Amortization of discount on convertible notes	17,342	18,865
Amortization of deferred royalties	-	81,702
Change in fair value of derivative financial instruments	81,041	69,521
Issuance of preferred stock for employee services	987,000	-
Issuance of stock options for employee and non-employee services	187,875	13,200
Issuance of common stock, options and warrants for consulting services	328,627	363
Issuance of common stock and warrants for financing expense	-	2,500
Changes in operating assets and liabilities:
Accounts receivable	(48,326)	4,060
Prepaid expenses	(176)	(5,678)
Accounts payable	(22,513)	84,302
Accrued expenses	182,133	233,580
Amount received from (paid to) employees	-	(50,824)
Net cash used in operating activities	(219,174)	(124,973)

Cash flows from financing activities:
Sale of warrants for cash	189,562	-
Proceeds from convertible notes payable	-	30,000
Proceeds from notes payable - related parties	2,800	54,120
Payments of notes payable	(7,719)	(12,452)
Payments of notes payable - related parties	(6,600)	(14,120)
Net cash provided by financing activities	178,043	57,548

Net change in cash	(41,131)	(67,425)

Cash and cash equivalents at beginning of period	45,925	67,821

Cash and cash equivalents at end of period	$4,794	$396

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable into common stock	$173,693	$-

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

MARCH 31, 2011 and 2010

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

The Company is a software development and services company.  The Company owns the exclusive right to license and develop various identification protection software products that were developed to protect computer networks from unauthorized access and to protect network owners and users from identity theft.  The Company has developed a suite of products based upon the licenses and its strategy is to develop and exploit the products for customers in the areas of financial services, e-commerce, corporate, government, healthcare and consumer sectors. In November 2010, the Company received notice that the United States Patent Office has issued an official Notice of Allowance for the patent application for the “Out-of-Band” authentication process technology relating to its ProtectID® product, titled "Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System" and in January 2011 was issued the “Out-of-Band” Patent No. 7.870,599. The technology developed by the Company and used in the Company’s GuardedID® product is the subject of a pending patent application. The Company’s operations are based in Edison, New Jersey.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included.  Interim results are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the United States Securities and Exchange Commission (“SEC”) on April 15, 2011.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, along with the reporting amounts of revenues and expenses during the reported period. The Company’s Significant estimates include, but are not limited to, allowance for doubtful accounts, the estimated useful lives of property and equipment, website development costs, assumptions in connection with the measurement of the fair value of derivative liability and collectability of revenue realized or realizable and earned. Actual results could differ from those estimates.

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

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the derivative warrant issued in July 2008 for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  The Company valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation specialist, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepayments and other current assets, accounts payable, accrued expenses, payroll taxes payable, and due to factor, approximate their fair values because of the short maturity of these instruments.  The Company’s notes payable, convertible notes payable, convertible secured notes payable, and capital leases payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2011 and 2010.

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liability at every reporting period and recognizes gains or losses in the Statements of Operations that are attributable to the change in the fair value of the derivative liability.

Financial assets and liabilities measured at fair value on a recurring basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets:

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative warrant liabilities	$505,712	$-	$-	$505,712	$505,712

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the interim period ended March 31, 2011:

	Fair Value Measurement
	Using Level 3 Inputs
	Derivative warrants	Total

Balance, December 31, 2010	$424,671	$424,671
Total gains or losses (realized/unrealized)
Included in net (income) loss	81,041	81,041
Included in other comprehensive income	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	-
Balance, March 31, 2011	$505,712	$505,712

The Company has no other assets or liabilities measured at fair value on a recurring basis or a non-recurring basis; consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2011 or December 31, 2010; no gains or losses are reported in the consolidated statement of income and comprehensive income (loss) that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended March 31, 2011 or 2010.

Fair value of non-financial assets and liabilities and impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property and equipment, website development cost and patents are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable or the useful lives are shorter than originally estimated.

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

The Company determined that there was no impairment as of and for the three months ended March 31, 2011 or 2010.

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

The Company had no recorded bad debt expense for the three months ended March 31, 2011 or 2010. There were no allowances for doubtful accounts at March 31, 2011 or December 31, 2010.

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

Website development cost

Website development cost is stated at cost less accumulated amortization. The cost of the website development is amortized on a straight-line basis over its estimated useful life of three (3) years.

Patents

All costs incurred to the point when a patent application is to be filed are expensed as incurred as research and development cost. Patent application costs, generally legal costs, thereafter incurred are capitalized. Patents are amortized over the expected useful lives of the patents, which is generally 17 to 20 years for domestic patents and 5 to 20 years for foreign patents, once the patents are granted or are expensed if the patent application is rejected. The costs of defending and maintaining patents are expensed as incurred. In November 2010, the Company received notice that the United States Patent Office has issued an official Notice of Allowance for the patent application for the “Out-of-Band” authentication process technology relating to its ProtectID® product, titled "Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System". In January 2011, the Company received notice that the United States Patent Office issued the Company Patent No. 7,870,599. The technology developed by the Company and used in the Company’s GuardedID® product is the subject of a pending patent application. As of March 31, 2011, the Company capitalized $4,329 in patent application costs as incurred with no amortization.

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

Derivatives

The codification requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation. At March 31, 2011, the Company had not entered into any transactions which were considered hedges.

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

	March 31,	March 31,
	2011	2010
Risk-free interest rate	1.6% – 2.1%	1.6%
Dividend yield	0.00%	0.00%
Expected volatility	290% - 307%	292%
Expected option life	3 years – 10 years	3 years

The expected life of the options has been determined using the simplified method as prescribed in paragraph 718-10-S99-1 FN77 of the FASB Accounting Standards Codification.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs shown in the table above for 2011 and 2010 are as follows:

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

Software development costs

Paragraph 985-20-25-3 of FASB Accounting Standards Codification requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers.  Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life.  To date, all costs have been accounted for as research and development costs and no software development cost has been capitalized.  Total research and development costs for the three months ended March 31, 2011 and 2010 were $83,200 and $111,191, respectively.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt, which excludes 72,789,198 shares of employee and non-employee stock options, 140,218,467 shares of common stock issuable under warrants and 59,493,541 shares of common stock issuable under the conversion feature of the convertible notes payable for the three months ended March 31, 2011, and 7,527,309 shares of stock options, 2,068,467 shares of common stock issuable under warrants and 17,654,755 shares of common stock issuable under the conversion feature of the convertible notes payable for the three months ended March 31, 2010, respectively. These potentially outstanding dilutive shares of common stock were excluded as they were anti-dilutive.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $24,963,664 at March 31, 2011 and had a net loss of $1,929,638 and net cash used in operating activities of $219,174 for the interim period then ended, respectively.

Currently, management is attempting to generate sufficient revenues and improve gross margins by a revised sales strategy that was implemented in the second quarter of 2009. In principle, the Company is redirecting its sales focus from direct sales to domestic and international channel sales, where our company is primarily selling through a channel of Distributors, Value Added Resellers, Strategic Partners and Original Equipment Manufacturers. The revenues from this approach are more lucrative than selling direct, due to the increase in sales volume of GuardedID® and ProtectID® through the channel partners. This strategy, is starting to shows signs of success, and should increase the Company’s sales and revenues allowing us to mitigate future losses. In addition, management has raised funds through convertible debt instruments and the sale of equity in order to alleviate the working capital deficiency. Through the utilization of the capital markets, management is seeking to locate the additional funding necessary to continue to expand and enhance its growth; however, no assurance can be given that we will be able to increase revenues or raise additional capital.  We expect to continually increase our customer base and realize increased revenues from recently signed contracts. We also expect to receive additional financing.  Therefore we are assuming that we will continue as a going concern.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
(1) Convertible note bearing interest at 8% per annum maturing on March 28, 2008, with a conversion price of $9.00 per share. As of March 31, 2011, the Company has not received a response from the note holder regarding a settlement agreement.	$235,000	$235,000
(2) Convertible non-interest bearing note, having a conversion price of $9.00 per share and maturing on June 30, 2006.As of March 31, 2011, the Company has not received a response from the note holder regarding a settlement agreement.	7,000	7,000
(3) Convertible notes bearing interest at 8% per annum with a conversion price of $9.00 per share. In December 2009 the notes were extended to mature on December 31, 2010. As of March 31, 2011, the Company has not received a response from the note holder regarding a settlement agreement.	50,000	50,000
(4) Convertible note bearing interest at 9% per annum maturing on June 9, 2009, with a conversion price of $1.40 per share. In February 2010 the note was extended to mature on December 9, 2010. As of March 31, 2011, the Company has not received a response from the note holder regarding a settlement agreement.	200,000	200,000
(5) Convertible note bearing interest at 9% per annum maturing on September 29, 2009, with a conversion price of $0.80 per share. In May 2010 the note was extended to mature on December 31, 2010. As of March 31, 2011, the Company has not received a response from the note holder regarding a settlement agreement.	150,000	150,000

(6) Six units, sold in February 2007 to six individuals, each consisting of an 18% convertible note of $16,667 for a total of $100,000, maturing August 31, 2007, with a conversion price of $0.50 per share and 6,667 bonus shares of the Company’s common stock, per individual, valued at $0.3988, for a total of 40,000 shares of common stock. Six months of prorated interest of $8,729, was due at closing and paid to the note holders. In November 2007 the notes were extended to April 30, 2008. Per the terms of the extensions, the Company repaid 20% of the note balances in November 2007. Of the remaining balances, 20% was due by January 31, 2008 and 60% plus accrued interest was due by April 30, 2008. The payments have been extended by the Company. In conjunction with the November extensions, the note holders shall receive an aggregate total of 20,000 shares of the Company’s common stock per month (“extension shares”) with a value based on the closing market price of the stock on the 18th of each month. In June 2008, the Company paid $9,768 against the six notes. In November 2008, the Company and the six note holders agreed to an amendment to the unit purchase agreements whereby the open note balances, accrued interest and shares of common stock recorded but not yet issued were forgiven and cancelled.  The Company also issued 320,928 warrants with an exercise price of $0.20 per share, expiring December 22, 2012 to five of the note holders. As of March 31, 2011, one note holder has not yet agreed to the settlement balance and his note balance of $3,512 remains open. In 2008, Company expensed $45,060 of financing expenses related to the shares issued for the note extensions and settlement (see Note 10).

	3,512	3,512
(7) Note executed in May 2007 bearing interest at 9% per annum with a conversion price of $0.35 per share. In May 2010 the note was extended to December 31, 2010. As of March 31, 2011, the Company has not received a response from the note holder regarding a settlement agreement.	100,000	100,000
(8) Convertible notes executed in June 2007 bearing interest at 8% per annum maturing on December 29, 2010. As of March 31, 2011, the Company has not received a response from the note holder regarding a settlement agreement.	100,000	100,000

(9) Convertible note executed in July 2007 bearing interest at 8% per annum maturing on July 2, 2009, with a conversion price of $0.20 per share. The Company issued 100,000 warrants with an exercise price of $0.40 per share and an expiration date of July 2, 2009. In March 2010 the note was extended to mature on January 2, 2011 and in April 2010 the Company issued 100,000 warrants with an exercise price of $0.015 per share and an expiration date of April 8, 2013 related to the extension (see Note 10).	100,000	100,000
(10) Convertible notes executed in August 2007 bearing interest at 9% per annum maturing on August 9, 2009, with a conversion price of $0.25 per share. The Company issued 96,000 warrants with an exercise price of $0.40 per share and an expiration date of August 9, 2009. In July 2009 the notes were extended to mature on February 9, 2010. In February 2010, one of the notes, for $20,000, was extended to mature on August 8, 2010. In April 2010, the remaining notes were extended to mature on August 9, 2010. The Company is pursuing extensions.	120,000	120,000
(11) Convertible notes executed in December 2009 bearing interest at 9% per annum maturing on December 1, 2012, with a conversion price of $0.105 per share. The Company issued 200,000 warrants with an exercise price of $0.10 per share and an expiration date of December 1, 2012. For the three months ended March 31, 2011 and 2010, the Company expensed $7,953 and $663, respectively, of financing expenses related to the warrants issued for the notes.	50,000	50,000
(12) Convertible note executed in March 2010 for $250,000, bearing interest at 8% per annum, maturing on March 31, 2015. If the loan is funded in full within 180 days of execution, then the note holder may lend up to an additional $500,000 to the Company. In March 2010, the Company received the first tranche of $30,000 from the note holder.	30,000	30,000
	1,145,512	1,145,512
Less long term portion	(80,000)	(80,000)
	1,065,512	1,065,512
Less discount on convertible notes payable	(1,195)	(3,432)
Current maturities, net of discount	$1,064,317	$1,062,080

Interest expense for the convertible notes payable for the three months ended March 31, 2011 and 2010 was $24,074 and $23,488, respectively.

NOTE 5 - CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

Convertible notes payable – related parties at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
(1) Convertible note executed in November 2003 with the VP of Technology bearing interest at the prime rate plus 2% per annum with a maturity date of September 30, 2010, and a conversion price of $10.00 per share. The Company issued 500 warrants with an exercise price of $10.00 per share. The Company is pursuing an extension.	$50,000	$50,000
(2) Convertible note executed in January 2004 with the VP of Technology bearing interest at the prime rate plus 4% per annum with a maturity date of September 30, 2010, and a conversion price of $10.00 per share. The Company is pursuing an extension.	7,500	7,500
(3) Convertible notes executed in February, June, September 2004 and August 2005 with the CEO bearing interest at 8% per annum with a maturity date of April 30, 2011, and a conversion price of $10.00 per share. The Company issued 1,800 warrants with an exercise price of $10.00 per share and expiration dates of February 4, 2014, September 7, 2014 and August 16, 2015.	230,000	230,000

(4) Convertible notes executed in August, and September 2005 with a software developer bearing interest at 8% per annum with a maturity date of June 30, 2010, and a conversion price of $10.00 per share. The Company issued 150 warrants with an exercise price of $10.00 per share and expiration dates of August 26, 2015 and September 29, 2015. The Company is pursuing an extension.	15,000	15,000
(5) Convertible note executed in September 2005 with a relative of the former Chief Financial Officer bearing interest at 8% per annum with a maturity date of June 30, 2010, and a conversion price of $10.00 per share. The Company issued 50 warrants with an exercise price of $10.00 per share and an expiration date of December 7, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The Company is pursuing an extension.	5,000	5,000
(6) Convertible note executed in December 2005 with a software developer bearing interest at 8% per annum with a maturity date of June 30, 2010, and a conversion price of $10.00 per share. The Company issued 100 warrants with an exercise price of $10.00 per share and an expiration date of December 6, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The Company is pursuing an extension.	10,000	10,000
(7) Convertible notes executed in December 2005 and January 2006 with the Office Manager bearing interest at 8% per annum with a maturity date of June 30, 2010, and a conversion price of $10.00 per share. The Company issued 800 warrants with an exercise price of $10.00 per share and expiration dates of December 28, 2015 and January 9, 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The Company is pursuing extensions.	58,755	58,755
(8) Convertible notes executed in January and February 2006 with the CEO bearing interest at an amended rate of 8% per annum with a maturity date of April 30, 2011, and a conversion price of $10.00 per share. The Company issued 380 warrants with an exercise price of $10.00 per share and expiration dates of January 18, 2016 and February 28, 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007.	38,000	38,000
(9) Convertible note executed in March 2006 with a software developer bearing interest at 8% per annum with a maturity date of June 30, 2010, and a conversion price of $7.50 per share. The Company issued 50 warrants with an exercise price of $10.00 per share and an expiration date of March 6, 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The Company is pursuing an extension.	5,000	5,000
	$419,255	$419,255

At March 31, 2011 and 2010, accrued interest due for the convertible notes – related parties was $211,767 and $170,006, respectively, and is included in accrued expenses in the accompanying balance sheet. Interest expense for convertible notes payable – related parties for the three months ended March 31, 2011 and 2010 was $10,727 and $9,927, respectively.

NOTE 6 - NOTES PAYABLE

Notes payable at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
(1) Seventy units, sold in 2008, with each unit consisting of a 10% promissory note of $25,000, maturing three years from the execution date and with a 10% discount rate, and 82,000 non-dilutable (for one year) restricted shares of the Company’s common stock, at market price (see Note 10).	$1,750,000	$1,750,000

(2) Promissory note executed in January 2009 bearing interest at 10% per annum, maturing on January 23, 2012. Per the terms of the promissory note, a note holder of a $100,000 convertible note, executed in July 2008, rolled the convertible note balance and accrued interest owed into a purchase of nine units with each unit consisting of a 10% promissory note of $25,000 for a total of $225,000 and 82,000 shares of the Company’s common stock, valued at $0.06, for a total of 738,000 shares of common stock (see Note 10). An additional loan to the Company, in January 2009, of $100,000 by the note holder was included as part of the purchase of the nine units. The shares were issued in February 2009.

	225,000	225,000
(3) In April 2009 for $50,000, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in April 2009. In April 2009, the Company signed an agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company. For the three months ended March 31, 2011 and 2010, sales proceeds of $7,719 and $933, respectively, were applied to the note balance (see Notes 10 and 12).	11,510	19,229
(4) In May 2009 the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000, maturing on April 20, 2012, and 50,000 restricted shares of the Company’s common stock, at market price. The 100,000 shares were issued in June 2009 (see Note 10).	50,000	50,000

(5) Promissory note executed in May 2009 bearing interest at 10% per annum, maturing on July 15, 2009. The note will be repaid from the proceeds of a customer order that was invoiced in August 2009. In October 2009, the note holder transferred the promissory note balance and accrued interest owed into a purchase of two units with each unit consisting of a 10% promissory note of $25,000 for a total of $50,000 and 82,000 shares of the Company’s common stock, valued at market price, for a total of 164,000 shares of common stock, issued in November 2009. An additional loan paid to the Company, in October 2009, of $8,000 by the note holder was included as part of the purchase of the two units (see Note 10).

	50,000	50,000
(6) In June 2009 the note holder purchased one unit consisting of a 10% promissory note of $25,000, maturing on June 8, 2012, and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in June 2009 (see Note 10).	25,000	25,000
(7) In June 2009 the note holder purchased three units with each unit consisting of a 10% promissory note of $25,000, maturing on June 25, 2012, and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 150,000 shares of common stock. The shares were issued in August 2009 (see Note 10).	75,000	75,000
(8) In July 2009 the note holder purchased 1.4 units with each unit consisting of a 10% promissory note of $25,000, maturing on July 14, 2012 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 70,000 shares of common stock. The shares were issued in August 2009 (see Note 10).	35,000	35,000
(9) In August 2009 the note holder purchased one unit consisting of a 10% promissory note of $25,000, maturing on August 18, 2012 and 75,000 restricted shares of the Company’s common stock, at market price (see Note 10).	25,000	25,000
(10) In September 2009 the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000, maturing on September 2, 2012 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The April 2009 agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company also applies to this note. For the three months ended March 31, 2011 and 2010, no sales proceeds were applied to the note balance (see Notes 10 and 12).	50,000	50,000

(11) Promissory note executed in October 2009 for $50,000, maturing on October 20, 2012. Per the terms of the promissory note, the note holder purchased 3/4 unit with each unit consisting of a 10% promissory note of $25,000 and 133,333 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock (see Note 10).	18,750	18,750
(12) Promissory note executed in December 2009 for $7,500, bearing interest at 10% per annum, maturing on December 4, 2012, and 150,000 restricted shares of the Company’s common stock, at market price (see Note 10).	7,500	7,500
(13) Promissory note executed in April 2010 for $80,000, bearing interest at 10% per annum, maturing on July 23, 2010, and 500,000 restricted shares of the Company’s common stock, at market price (see Note 10). The Company is pursuing an extension.	80,000	80,000
(14) Promissory note executed in May 2010 for $50,000, bearing interest at 10% per annum, maturing on May 21, 2013, and 200,000 restricted shares of the Company’s common stock, at market price. The April 2009 agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company also applies to this note. For the three months ended March 31, 2011, no sales proceeds were applied to the note balance (see Notes 10 and 12).	50,000	50,000
	2,452,760	2,460,479
Less current maturities	(2,055,000)	(1,830,000)
Less discount on notes payable	(28,903)	(44,009)
Total, net of current maturities and discount	$368,857	$586,470

Interest expense for notes payable for the three months ended March 31, 2011 and 2010 was $60,574 and $60,552, respectively.

NOTE 7 - NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
(1) Promissory notes executed with the CEO bearing interest at an amended rate of 8% per annum with an extended maturity date of April 30, 2011.	$504,000	$504,000
(2) Promissory note executed in May 2006 with the CEO bearing interest at 9% per annum with an extended maturity date of April 30, 2011. The Company issued 20,000 warrants with an exercise price of $1.30 per share and an expiration date of May 25, 2011. The fair value of the warrants issued was $24,300.	100,000	100,000
(3) Promissory note executed in February 2007 with the CEO bearing interest at 8% per annum with an extended maturity date of April 30, 2011. The Company issued 8,800 warrants with an exercise price of $0.50 per share and an expiration date of February 21, 2012. The fair value of the warrants issued was $3,758.	22,000	22,000
(4) Promissory notes executed in February 2008 with the former President bearing interest at 8% per annum with a maturity date of February 28, 2009. Per the terms of a settlement agreement reached with the former President in April 2009, the notes shall be repaid by monthly payments of $7,500 each. An initial payment of $12,500 was paid in April 2009. An amendment to the settlement was executed in September 2009. For the three months ended March 31, 2011 and 2010, the Company paid $3,900 and $10,000, respectively, per the terms of the agreement and amendment (see Note 12).	-	3,900
(5) In March 2010 the CEO purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares, which were issued in March 2010. In October 2010, the maturity date was extended to April 30, 2011.	50,000	50,000

(6) Promissory notes executed in June, July, August and September 2010 with the CEO, non-interest bearing, for $40,700 with extended maturity dates of April 30, 2011. Partial payments of $6,580 were made against the notes in August and September 2010 and $2,700 in February 2011.	31,420	34,120
(7) In October 2010, the Company assigned the proceeds of six open receivables invoices, totaling $20,761, to its CEO. The assignment was non-interest bearing and fee free with a due date of November 20, 2010. Partial repayments were made in October 2010 for $4,218 and November 2010 for $4,125. The due date of the assignment has been extended to April 30, 2011 (see Note 12).	12,418	12,418
(8) Promissory note executed in March 2011 with the CEO, non-interest bearing, with a maturity date of April 1, 2011.	2,800	-
	$722,638	$726,438

Interest expense for notes payable - related parties for the three months ended March 31, 2011 and 2010 was $13,848 and $13,525, respectively.

NOTE 8 - CONVERTIBLE SECURED NOTES PAYABLE

Convertible secured notes payable consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Citco Global Custody NV (assigned from YA Global/Highgate)	$542,588	$542,588
PMI Technologies, Inc. (assigned from YA Global)	190,432	364,126
Total convertible secured notes payable	$733,020	$906,714

In December 2010, the balance of the YA Global April 2009 secured convertible debenture, of $231,320, the principal balance due of the YA Global May 2006 promissory note of $100,000 and the accrued interest owed on the promissory note of $32,806 was assigned to PMI Technologies, Inc. (“PMI”) (see Note 9). The total amount assigned to PMI was $364,126. In connection with this assignment, the Company paid an assignment fee of $200,000, recorded as financing expense, to YA Global in December 2010. As of December 2010, YA Global is no longer a secured lender to StrikeForce.

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

Conversions to Common Stock

For the three months ended March 31, 2011 and 2010, Citco Global had no conversions.

For the three months ended March 31, 2011, PMI converted $47,561, $53,092 and $73,040 of the April 23, 2009 debenture (as assigned by YA Global on December 23, 2010) into 10,449,389, 11,664,549 and  16,047,276 shares of the Company’s common stock in January, February and March 2011, respectively, pursuant to the terms of the Securities Purchase Agreement. The January 2011 conversions were made on January 10, 2011 with $33,906 converted into 7,449,389 shares and on January 28, 2011 with $13,655 converted into 3,000,000 shares. The February 2011 conversions were made on February 2, 2011 with $34,292 converted into 6,875,000 shares, on February 4, 2011 with $3,200 converted into 1,362,165 shares, on February 14, 2011 with $6,600 converted into 1,450,047 shares, on February 15, 2011 with $7,000 converted into 1,537,928 shares and on February 17, 2011 with $2,000 converted into 439,409 shares. The March 2011 conversions were made on March 8, 2011 with $43,000 converted into 9,447,276 shares, on March 14, 2011 with $15,475 converted into 3,400,000 shares, on March 18, 2011 with $10,013 converted into 2,200,000 shares and on March 29, 2011 with $4,552 converted into 1,000,000 shares.

For the three months ended March 31, 2010, YA Global converted $10,000.00 of the April 23, 2009 debenture into 390,625 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion price was $0.0256 per share.

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

NOTE 10 - STOCKHOLDERS’ DEFICIT

Common Stock

In February 2011, an  increase of the authorized shares of the Company’s common stock from one hundred million (100,000,000) to five hundred million (500,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to the Company’s Certificate of Incorporation with the Wyoming Secretary of State.

Issuance of Preferred Stock

On October 21, 2010, the Company amended its Articles of Incorporation to authorize 10,000,000 shares of preferred stock, par value $0.10. The designations, rights, and preferences of such preferred stock would be determined by the Board of Directors.

On January 10, 2011, 100 shares of preferred shares were designated as Series A Preferred Stock and 100,000,000 shares were designated as Series B Preferred Stock. The bylaws were amended to reflect the rights and preferences of each designation.

The Series A Preferred Stock collectively have voting rights equal to eighty percent (80%) of the total current issued and outstanding shares of common stock. If at least one share of Series A Preferred Stock is outstanding, the aggregate shares of Series A Preferred Stock shall be convertible to a number of shares of common stock equal to four times the sum of the total number of shares of common stock issued and outstanding at the time of conversion, plus the number of shares of Series B Preferred Stock (or other designated preferred stock) which are issued and outstanding at the time of conversion.

In February 2011, each member the Company’s management team was granted one share of Series A Preferred Stock, valued at $329,000 per share (see Note 11). This effectively provided them, upon retention of their Series A Preferred Stock, voting control on matters presented to the shareholders of the Company. For the three months ended March 31, 2011, the Company expensed $987,000 in stock based compensation expense related to the issuance of the shares.

The Series B Preferred Stock shall have preferential liquidation rights in the event of any liquidation, dissolution or winding up of the Company, such liquidation rights to be paid from the assets of the Company not delegated to parties with greater priority at $1.00 per share or, in the event an aggregate subscription by a single subscriber of the Series B Preferred Stock is greater than $100,000,000, $0.997 per share. The Series B Preferred Stock shall be convertible to a number of shares of common stock equal to the price of the Series B Preferred Stock divided by the par value of the Series B Preferred Stock. The option to convert the shares of Series B Preferred Stock may not be exercised until three months following the issuance of the Series B Preferred Stock to the recipient shareholder. The Series B Preferred Stock shall have ten votes on matters presented to the shareholders of the Company for one share of Series B Preferred Stock held. The initial price of the Series B Preferred Stock shall be $2.50, (subject to adjustment by the Company’s Board of Directors) until such time, if ever, the Series B Preferred Stock are listed on a secondary and/or public exchange.  As of March 31, 2011, no shares of Series B Preferred Stock have been issued.

Issuance of Stock for Services

In November 2009, the Company executed a website development agreement with a consultant whereby the consultant will provide website design and development services to the Company. As compensation for the services, the consultant received a deposit fee of $3,750 and shall receive additional milestone fees in the total amount of $3,750. As additional compensation, the consultant received 46,875 shares of the Company’s common stock, valued at $0.08 per share. Upon project completion, the consultant shall receive an additional 46,875 shares of the Company’s common stock. As of  March 31, 2011, the Company has recorded $9,000 as prepaid expenses, recorded in 2009, relating to the deposit paid, the shares issued and the next milestone invoice, respectively (see Note 12).

In December 2009, the Company entered into a retainer agreement with an attorney, whereas the attorney will act as house counsel for the Company with respect to all general corporate matters.  The agreement is at will and required a payment of 100,000 shares of common stock, valued at $0.05 per share, due upon execution. Commencing on January 1, 2010, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market.  In December 2009, the Company issued 100,000 shares of common stock, valued at $5,000, all of which has been expensed as legal fees, related to the agreement (see Note 12). For the three months ended March 31, 2011 and 2010, the Company issued 7,500 shares of common stock, valued at $263, and 7,500 shares of common stock, valued at $363, respectively, all of which have been expensed as legal fees, related to the agreement.

In February 2011, the Company entered into a consultant agreement with an investor services firm whereby the consultant will serve as an investment consultant to the Company. The term of the agreement was three months. For acting in this role, the consultant received 334,000 shares of the Company’s common stock, valued at $20,040, in February 2011 and 333,000 shares of the Company’s common stock, valued at $8,325, in March 2011, all of which has been expensed as consulting fees (see Note 12).

Issuance of Stock for Financing

In January 2009, the Company executed a forbearance agreement with a note holder whereby the note holder agreed to forebear his rights under the promissory note until March 31, 2009. Per the terms of the agreement, the Company made a $10,000 payment to the note holder in January 2009 and issued 500,000 shares of restricted common stock, at $0.07 per share, to the note holder to be held in escrow with the note holder’s attorney. Per the terms of the forbearance agreement, the escrow shares were released to the note holder in April 2009. The note holder retained the right to accept shares of the Company’s common stock in lieu of the Company’s indebtedness. In September 2009, the Company issued an additional 300,000 shares of unrestricted common stock to the note holder in order to provide sufficient shares of common stock to pay off its indebtedness per the terms of the forbearance agreement (see Note 6). For the three months ended March 31, 2011 and 2010, the Company expensed $0 and $833, respectively, of financing expenses related to the shares.

In January 2009, the Company executed a promissory note for $225,000, bearing interest at 10% per annum, maturing on January 23, 2012. Per the terms of the promissory note, the note holder of a $100,000 convertible note, executed in July 2008, rolled the convertible note balance and accrued interest owed into a purchase of nine units with each unit consisting of a 10% promissory note of $25,000 for a total of $225,000 and 82,000 shares of the Company’s common stock, valued at $0.06, for a total of 738,000 shares of common stock. An additional loan to the Company, in January 2009, of $100,000 by the note holder was included as part of the purchase of the nine units (see Notes 5 and 6). The shares were issued in February 2009. For the three months ended March 31, 2011 and 2010, the Company expensed $5,535 and $5,535, respectively, of financing expenses related to the shares.

In March 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on March 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The shares were issued in April 2009. For the three months ended March 31, 2011 and 2010, the Company expensed $417 and $417, respectively, of financing expenses related to the shares (see Notes 6 and 12).

In April 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on April 10, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. For the three months ended March 31, 2011 and 2010, the Company expensed $417 and $417, respectively, of financing expenses related to the shares (see Notes 6 and 11).

In May 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on May 27, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The shares were issued in June 2009. For the three months ended March 31, 2011 and 2010, the Company expensed $250 and $250, respectively, of financing expenses related to the shares (see Note 6).

In June 2009, the Company executed a promissory note for $25,000, bearing interest at 10% per annum, maturing on June 8, 2012. Per the terms of the promissory note, the note holder purchased one unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in June 2009. For the three months ended March 31, 2011 and 2010, the Company expensed $125 and $125, respectively, of financing expenses related to the shares (see Note 6).

In June 2009, the Company executed a promissory note for $75,000, bearing interest at 10% per annum, maturing on June 12, 2012. Per the terms of the promissory note, the note holder purchased three units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 150,000 shares of common stock. The shares were issued in August 2009. For the three months ended March 31, 2011 and 2010, the Company expensed $500 and $500, respectively, of financing expenses related to the shares (see Note 6).

In July 2009, the Company executed a promissory note for $35,000, bearing interest at 10% per annum, maturing on July 14, 2012. Per the terms of the promissory note, the note holder purchased 1.4 units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 70,000 shares of common stock. The shares were issued in August 2009. For the three months ended March 31, 2011 and 2010, the Company expensed $233 and $233, respectively, of financing expenses related to the shares (see Note 6).

In August 2009, the Company executed a promissory note for $25,000, bearing interest at 10% per annum, maturing on August 18, 2012. Per the terms of the promissory note, the note holder purchased one unit consisting of a 10% promissory note of $25,000 and 75,000 restricted shares of the Company’s common stock, at market price. The shares were issued in August 2009. For the three months ended March 31, 2011 and 2010, the Company expensed $250 and $250, respectively, of financing expenses related to the shares (see Note 6).

In September 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on September 2, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. For the three months ended March 31, 2011 and 2010, the Company expensed $458 and $458, respectively, of financing expenses related to the shares (see Notes 6 and 12).

In October 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on October 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 82,000 restricted shares of the Company’s common stock, valued at $0.10 per share, for a total of 164,000 shares of common stock. The shares were issued in November 2009. For the three months ended March 31, 2011 and 2010, the Company expensed $1,367 and $1,367, respectively, of financing expenses related to the shares (see Note 6).

In October 2009, the Company executed a promissory note for $18,750, bearing interest at 10% per annum, maturing on October 27, 2012. Per the terms of the promissory note, the note holder purchased three/fourths of one unit with each unit consisting of a 10% promissory note of $25,000 and 133,333 restricted shares of the Company’s common stock, valued at $0.10 per share, for a total of 100,000 shares of common stock. For the three months ended March 31, 2011 and 2010, the Company expensed $833 and $833, respectively, of financing expenses related to the shares (see Note 6).

In December 2009, the Company executed a promissory note for $7,500, bearing interest at 10% per annum, maturing on December 4, 2012. As consideration for executing the note, the Company issued 150,000 shares of restricted common stock, valued at $0.10 per share, to the note holder. For the three months ended March 31, 2011 and 2010, the Company expensed $1,250 and $1,250, respectively, of financing expenses related to the shares (see Note 6).

In March 2010, the Company executed a promissory note for $50,000 with its CEO, bearing interest at 10% per annum, maturing on April 30, 2010. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, valued at $0.025 per share, for a total of 100,000 shares of common stock. For the three months ended March 31, 2011 and 2010, the Company expensed $0 and $2,500, respectively, of financing expenses related to the shares (see Note 8). In May 2010, the maturity date was extended to October 31, 2010.

In April 2010, the Company executed a promissory note for $80,000, bearing interest at 10% per annum, maturing on July 23, 2010. As consideration for executing the note, the Company issued 500,000 shares of restricted common stock, valued at $0.021 per share, to the note holder. For the three months ended March 31, 2011 and 2010, the Company expensed $0 and $0, respectively, of financing expenses related to the shares (see Note 6).

In May 2010, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on May 21, 2013. As consideration for executing the note, the Company issued 200,000 shares of restricted common stock, valued at $0.009 per share, to the note holder. For the three months ended March 31, 2011 and 2010, the Company expensed $150 and $0, respectively, of financing expenses related to the shares (see Notes 6 and 12).

Sale of Warrants for Cash and Exercise of Warrants

In March 2011, the Company sold warrants to purchase 12,250,000 shares of common stock to four unrelated individuals for $76,563 in cash. The warrants are exercisable at $0.03 per share and expire in March 2016.

Issuance of Warrants for Financing and Services

In connection with consultant agreements, the Company issued warrants for 5,000,000 shares to consultants, all of which have been earned upon issuance, for the three months ended March 31, 2011. The fair value of these warrants granted, estimated on the date of grant using the Black-Scholes option-pricing model, was $300,000, which has been recorded as consulting expenses.

The table below summarizes the Company’s warrant activities through March 31, 2011:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance Contractual Term		Intrinsic Value (in thousands)
Balance, January 1, 2010	2,068,467	$0.10 - $ 10.00	$0.580	$878,665	$	---
Granted	121,700,000	$0.004 - $ 0.03	$0.030	$436,980	$	---
Exercised	800,000	$0.004	$0.004	$3,000	$	---
Balance,
December 31, 2010	122,968,467	$0.004 - $ 10.00	$0.039	$1,312,645	$	---
Granted	17,250,000	$0.03	$0.030	$376,563	$	---
Exercised	-	$-	$-	$-	$	---
Balance,
March 31, 2011	140,218,467	$0.004 - $ 10.00	$0.038	$1,689,208	$	---
Earned and Exercisable, March 31, 2011	140,218,467		$0.038	1,689,208	$	---

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2011:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10.00	8,050	5.00	$10.000	8,050	$10.000
$1.00 - $5.50	281,417	2.00	2.444	281,417	2.444
$0.004 - $0.80	139,929,000	5.00	0.030	139,929,000	0.030

	140,218,467	4.00	$0.038	140,218,467	$0.038

NOTE 11 - STOCK BASED COMPENSATION

2004 Equity Incentive Plan

In September 2004, the stockholders approved the Equity Incentive Plan for its employees (“Incentive Plan”), effective April 1, 2004. The number of shares authorized for issuance under the Incentive Plan was increased to 10,000,000 in September 2006, 15,000,000 in March 2007, 20,000,000 in June 2007, 100,000,000 in December 2007 and 200,000,000 in April 2011 (see Note 15), by unanimous consent of the Board of Directors prior to 2011 and by majority consent of the Board of Directors in 2011. In August 2008, the Company repurchased, at no cost, employee stock options totaling 1,111,791 shares of common stock from twelve (12) employees as a result of a voluntary tender by the employees.  The exercise price of the cancelled options ranged from $0.15 per share to $10.00 per share.

Option shares totaling 142,500 vested equally over a three year period beginning one-year from the date of grant, option shares totaling 200,000 vested in one-third increments of six months each over an eighteen month period from the date of grant, option shares totaling 1,084,797 vested over a one (1) year period from the date of grant, option shares totaling 5,750,012 vested over a three (3) month period from the date of grant, option shares totaling 55,000,000 vest over an eight (8) month period and option shares totaling 7,850,000 vested upon issuance.  At March 31, 2011, 29,972,691 shares were available for future issuance.

The table below summarizes the Company’s Incentive Plan stock option activities through March 31, 2011:

				Weighted
				Average
	Aggregate		Weighted	Remaining
	Number of	Exercise Price	Average	(in years)		Intrinsic
	Option	Range	Exercise	Contractual		Value (in
	Shares	Per Share	Price	Term		thousands)
Balance, January 1, 2010	5,527,297	$0.08 - $ 10.00	$0.175		$	---
Granted	64,500,012	$0.0025 - $ 0.02	$0.004		$	---
Cancelled	-	$-	$-		$	---
Balance,
December 31, 2010	70,027,309	$0.0025 - $ 10.00	$0.018		$	---
Granted	-	$-	$-		$	---
Balance,
March 31, 2011	70,027,309	$0.0025 - $ 10.00	$0.018		$	---
Vested and Exercisable, March 31, 2011	42,527,447		$0.018		$	---

As of March 31, 2011, an aggregate of 70,027,309 options were outstanding under the incentive plan.  The exercise price for 37,500 options is $10.00, for 105,000 options is $1.00, for 9,231 is $0.375, for 15,705 is $0.24, for 16,388 options is $0.23, for 325,577 options is $0.20, for 171,131 options is $0.17, for 259,743 options is $0.15, 4,587,022 options is $0.08, for 2,000,012 options is $0.02, for 7,500,000 options is $0.0085, for 13,000,000 options is $$0.006 and for 42,000,000 options is $0.0025.

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

At March 31, 2011, there were 42,527,447 vested incentive plan stock options outstanding of which 21,000,000 options are exercisable at $0.0025, 6,500,000 options are exercisable at $0.006, 7,500,000 options are exercisable at $0.0085, 2,000,012 options are exercisable at $0.02, 4,587,022 options are exercisable at $0.08, 259,743 options are exercisable at $0.15, 171,131 options are exercisable at $0.17, 325,577 options are exercisable at $0.20, 16,388 options are exercisable at $0.23, 15,705 options are exercisable at $0.24, 9,231 options are exercisable at $0.375, 105,000 options are exercisable at $1.00 and 37,638 options are exercisable at $10.00.

As of March 31, 2011, there was $169,125 of unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 12 months.

The following table summarizes information concerning outstanding and exercisable Incentive Plan options as of March 31, 2011:

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

Non-Incentive Plan Stock Option Grants

As of March 31, 2011, an aggregate of 2,761,889 non-plan, non-qualified options for non-employees were outstanding. The exercise price for 2,000,000 options (granted in December 2010) is $0.006, for 760,000 options is $3.60 and for 1,889 options is $9.00, yielding a weighted average exercise price of $1.001.

As of March 31, 2010, an aggregate of 761,889 non-plan, non-qualified options for non-employees were outstanding. The exercise price for 760,000 options is $3.60 and for 1,889 options is $9.00, yielding a weighted average exercise price of $3.613.

At March 31, 2011, there were 1,761,889 vested non-plan, non-qualified stock options outstanding of which 1,000,000 options are exercisable at $0.006, 760,000 options are exercisable at $3.60 and 1,889 options are exercisable at $9.00.

As of March 31, 2011, there was $25,000 of unrecognized compensation cost related to unvested, non-plan, non-qualified share-based compensation arrangements that is expected to be recognized over a weighted-average period of 12 months.

Issuance of Preferred Stock

In February 2011, each member the Company’s management team was granted one share of Series A Preferred Stock, valued at $329,000 per share (see Note 10). This effectively provided them, upon retention of their Series A Preferred Stock, voting control on matters presented to the shareholders of the Company. For the three months ended March 31, 2011, the Company expensed $987,000 in stock based compensation expense related to the issuance of the shares.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Payroll Taxes

As of March 31, 2011, the Company owes $53,901 of payroll taxes, of which approximately $45,000 are delinquent from the year ended December 31, 2003. The Company has also recorded $32,462 of related estimated penalties and interest on the delinquent payroll taxes.  Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available.

Lease Agreements

Per the terms of the lease agreement, the Company shall pay a monthly base rent of $3,807 commencing on July 1, 2009 through the lease termination date of January 31, 2013. The landlord holds the sum of $8,684 as the Company’s security deposit.

Consulting Agreements

In November 2009, the Company executed a website redesign and development agreement with a design firm whereby the firm shall design the Company’s new web site and improve its internet presence. As compensation for the services, the consultant received a deposit fee of $3,750 and shall receive additional milestone fees in the total amount of $3,750. As additional compensation, the consultant received 46,875 shares of the Company’s common stock, valued at $0.10 per share. Upon project completion, the consultant shall receive an additional 46,875 shares of the Company’s common stock (see Note 10).

In December 2009, the Company entered into a retainer agreement with an attorney, whereas the attorney will act as house counsel for the Company with respect to all general corporate matters.  The agreement is at will and required a payment of 100,000 shares of common stock, valued at $0.05 per share, due upon execution. Commencing on January 1, 2010, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market (see Note 10).

In February 2011, the Company entered into a consultant agreement with an investor services firm whereby the consultant will serve as an investment consultant to the Company. The term of the agreement was three months. The agreement called for the issuance of 334,000 shares of the Company’s common stock upon execution and 333,000 shares of the Company’s common stock for each of the two subsequent term months (see Note 12).

Settlement Agreement

In April 2009, the Company executed a settlement agreement with its former President whereby the Company has agreed to make monthly payments of $7,500, beginning in June 2009, in order to repay promissory notes, accrued interest, deferred payroll and expenses in the amount of $139,575 owed to its former President. The Company paid an initial installment payment of $12,500 to its former President in April 2009. The company paid an installment payment of $7,500 to its former President in September 2009. In September 2009, the Company executed an amendment to the settlement agreement whereby the payment terms and amount were revised. Effective September 2009, the Company shall make a $2,500 payment to its former President per Company payroll period. In the event the Company does not process a full payroll, the Company shall pay a proportionate percentage of the payment owed equal to the percentage of the total Company net payroll amount paid. For the three months ended March 31, 2011 and 2010, the Company paid $10,000 and $10,000, respectively, to its former President per the terms of the agreement and amendment. All of the 2010 payments and $3,900 in payments made in the three months ended March 31, 2011, made in accordance with the agreement and subsequent amendment, were applied to the February 2008 promissory note balance owed to the Company’s former President (see Note 8). As of March 31, 2011, the note balance was paid in full. Payments made in the three months ended March 31, 2011, made in accordance with the agreement and subsequent amendment, totaling $6,100 were applied to the open payables balance owed to the Company’s former President.

Loan Repayment Agreement

In April 2009, the Company signed an agreement whereby two promissory notes executed with an unrelated company shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company. In September 2009, the Company executed an additional promissory note with the unrelated company that is included in the loan repayment agreement. In May 2010, the Company executed an additional promissory note with the unrelated company that is included in the loan repayment agreement. For the three months ended March 31, 2011 and 2010, sales proceeds of $7,719 and $12,453, respectively, were applied to the balance of the notes (see Notes 7 and 11).

Assignment

In July 2010, the Company assigned the proceeds from a June 2010 invoice in the amount of $12,206 to an unrelated party. The Company received $11,456, net of the assignment fee of $750, in July 2010 from the assignee. The Company received the invoice payment in August 2010 and repaid the full assignment amount to the assignee.

In October 2010, the Company assigned the proceeds of six of the Company’s open receivables invoices, in the total amount of $20,761, to its CEO. The assignment was non-interest bearing and fee free with a due date for repayment of November 20, 2010. Partial repayments of the assignment were made in October 2010 for $4,218 and November 2010 for $4,125. The due date of the assignment has been extended to April 30, 2011 (see Note 7).

Due to Factor

In March 2007, the Company entered into a sale and subordination agreement with a factoring firm whereby the Company sold its rights to two invoices, from February 2007 and March 2007, totaling $470,200 to the factor.  Upon signing the agreement and providing the required disclosures, the factor remitted 65%, or $144,440, of the February 2007 invoice and a certain percentage of $53,010 of the March 2007 invoice to the Company.  The Company paid a $500 credit review fee to the factor relating to the agreement.  Per the terms of the agreement, once the Company’s client remits the invoice amount to the factor, the factor deducts a discount fee from the remaining balance of the factored invoices and forwards the net proceeds to the Company.  The discount fee is computed as a percentage of the face amount of the invoice as follows: 2.25% fee for invoices paid within 30 days of the down payment date with an additional 1.125% for each 15 day period thereafter. In September 2007, the February 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In December 2007, the March 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In February 2008, the Company and the factor have agreed to a total settlement amount of $75,000 to be paid by the Company to the factor in September 2008 unless both parties mutually agree to extend the due date. In September 2008, the Company and the factor reached a verbal agreement to extend the due date to December 31, 2008. The Company is pursuing an extension. As of March 31, 2011, the balance due to the factor by the Company was $209,192 including interest.

NOTE 13 - CONCENTRATION OF CREDIT RISK

Customers and Credit Concentrations

Revenue concentrations for the three months ended March 31, 2011 and 2010 and the receivables concentrations at March 31, 2011 and December 31, 2010 are as follows:

	Net Sales		Accounts receivable
	for the Three Months Ended		at
	March 31, 2011	March 31, 2010	March 31, 2011	December 31, 2010
Customer A	51.8%	-%	71.7%	8.0%
Customer B	16.4%	18.8%	8.3%	22.8%
Customer C	7.2%	1.7%	10.4%	49.6%
Customer D	7.0%	23.8%	3.0%	12.9%
Customer E	5.1%	-%	-%	-%

	87.5%	44.3%	93.4%	93.3%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

NOTE 14 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Convertible Secured Notes Payable

In April 2011, the Company exercised its right of redemption by retiring the PMI Technologies, Inc. portion of the debenture for a payment of $93,248.48. The Company also executed an amendment to the PMI assignment agreement whereby the Company assigned the remaining open portion of the debenture to Steeltown Consulting Group, LLC (“Steeltown”) and its assignees. Additionally, the conversion price was modified to a fixed price of $0.0007603 per share. The amendment also called for the Company to make available to the note holders the opportunity to offer financing to the Company via the sale of a total of 50,000,000 three year warrants exercisable into shares of the Company’s common stock as a ladder at $0.02, $0.04, $0.08, $0.12, $0.15 each per share for each ten million warrants equally distributed among the warrant holders (see Note 9).

Conversion of Convertible Secured Notes Payable to Shares of Common Stock

PMI converted $11,379 and $3,802 of the April 23, 2009 debenture (as assigned by YA Global on December 23, 2010) into 2,500,000 and 5,000,657 shares of the Company’s common stock in April and May 2011, respectively, pursuant to the terms of the Securities Purchase Agreement and the subsequent amendments to the assignment agreement (see Note 9).

Exercise of Warrants to Purchase Shares of Common Stock

In April 2011, a warrant holder exercised warrants which had an extended expiration date of April 25, 2011 and purchased for cash 800,000 shares of restricted common stock (see Note 11).

Stock Based Compensation

In April 2011, the number of shares authorized for issuance under the Company’s Incentive Stock Option Plan was increased to 200,000,000, by majority consent of the Board of Directors (see Note 12).

In April 2011, the Company issued stock options to purchase 70,000,000 shares of common stock to seven employees. The options were issued in accordance with the Company’s 2004 Equity Incentive Plan. The options are exercisable at $0.01 per share and expire in April 2016. The shares vest 50% on August 21, 2011 and 50% on December 21, 2011.

Consulting Agreement

In April 2011, the Company the Company issued 333,000 of its common stock to a consultant per the terms of a consultant agreement with an investor services firm executed in February 2011. The agreement terminated on May 1, 2011 (see Note 11).

In April 2011, the Company entered into a marketing advisory and financial agreement with a marketing firm whereby the consultant will serve as a marketing and financial advisor to the Company. The agreement shall terminate on April 1, 2012. For acting in this role, the consultant received 5,000,000 shares of the Company’s common stock in April 2011. The consultant also received warrants to purchase 6,500,000 shares of the Company’s common stock in April 2011. The warrants are exercisable at $0.06 per share for 2,000,000 shares, $0.11 per share for 2,000,000 shares, $0.16 per share for 1,500,000 shares and $0.26 per share for 1,000,000 shares. The warrants are only exercisable if certain contractual thresholds are met as of June 1, 2012.

In this Quarterly Report on Form 10-Q, “Company,” “our company,” “us,” “SFT,” “StrikeForce,” “we” and “our” refer to StrikeForce Technologies, Inc. unless the context requires otherwise.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations. Important factors that could cause actual results to differ materially from our expectations are disclosed in this quarterly report as well as in our annual report on Form 10-K for the year ended December 31, 2010 as filed with the United States Securities and Exchange Commission (“SEC”) on April 15, 2011. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

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

Background

StrikeForce.is a software development and services company that offers a suite of integrated computer network security products using proprietary technology. We were organized in August 2001 under New Jersey law as Strike Force Technical Services, Inc. We initially conducted operations as an integrator and reseller of computer hardware and telecommunications equipment and services in December 2002.  We formally memorialized by an agreement in September 2003 in which we acquired certain intellectual property rights and patent pending technology from NetLabs.com including the rights to further develop and sell their principal technology. In addition, certain officers of NetLabs.com joined our company as officers and directors of our company. We subsequently changed our name to StrikeForce Technologies, Inc., under which we have conducted our business since August 2003. Our strategy is to develop and market our suite of network security products to the corporate, financial, government, insurance, e-commerce and consumer sectors. We plan to grow our business primarily through internally generated sales, rather than by acquisitions. We have no subsidiaries and we conduct our operations from our corporate office in Edison, New Jersey.

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

We began our operations in 2001 as a reseller and integrator of computer hardware and iris biometric technology. From the time we started our operations through the first half of 2003, we derived the majority of our revenues as an integrator. In December 2002, upon the acquisition of the licensing rights to certain intellectual property and patent pending technology from NetLabs.com, we shifted the focus of our business to developing and marketing our own suite of security products. Based upon the acquired licensing rights and additional research and development, we have developed various identification protection software products to protect computer networks from unauthorized access and to protect network owners and users from identity theft. The technology developed by the Company and used in the Company’s GuardedID® product is the subject of a pending patent application. In November 2010, we received notice that the United States Patent Office has issued an official Notice of Allowance for the patent application for the technology relating to our ProtectID® product, titled "Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System" and in January 2011 we were issued the “Out-of-Band” Patent No. 7.870,599.

We completed the development of our ProtectID® platform at the end of June 2006 and we completed the core development of our keyboard encryption and anti-keylogger product, GuardedID®, in December 2006, with continuous enhancements, which is currently being sold and distributed. We seek to locate customers in a variety of ways. These include contracts primarily with value added resellers and distributors (both inside the United States and internationally), direct sales calls initiated by our internal staff, exhibitions at security and technology trade shows, through the media, through consulting agreements, and through our own and agent relationships. Our sales generate revenue either as an Original Equipment Manufacturer (“OEM”) model, through a Hosting/License agreement, bundled with other company’s products or through direct purchase by customers. We price our products for cloud consumer transactions based on the number of transactions in which our software products are utilized. We also price our products for business applications based on the number of users. These pricing models provide our company with one-time, monthly, quarterly and yearly recurring revenue models. We are also generating revenues from annual maintenance contracts, renewal fees and we are experiencing an increase in revenues based upon the execution of various agreements that we have recently closed and are in process to close.

We generated all of our revenues of $100,805 for the three months ended March 31, 2011, and $54,850 for the three months ended March 31, 2010, respectively, from the sales of our security software products. We market our products to financial service firms, e-commerce companies, government agencies and the enterprise market in general, as well as technology service companies that service all the above markets. We seek such sales through our own direct efforts, however, our focus has been primarily through distributors, resellers and third party agents. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in production installations and pilot projects with various distributors, resellers and direct customers, as well as having reached additional reseller agreements with strategic vendors internationally. Our GuardedID® product is also being sold directly to consumers, primarily through the Internet as well as distributors, resellers, third party agents and potential OEM agreements by bundling GuardedID® with their products and, at times, private labeled (providing a value-add to their own products and offerings).

We have incurred substantial losses since our inception. Our management believes that our products provide a cost-effective and technologically competitive solution to address the problems of network security and identity theft in general. Newly drafted amendments for the Federal Financial Institutions Examination Council (“FFIEC”) regulations include the need for solutions that our management believes our products uniquely and directly address. However, there can be no assurance that our products will continue to gain acceptance and continue to grow in the commercial marketplace or that one of our competitors will not introduce technically superior products.

We are focusing primarily on developing sales through “channel” relationships in which our products are offered by other manufacturers, distributors, value-added resellers and agents, internationally. We also sell our suite of security products directly from our Edison, NJ office, which also augments our channel partner relationships. It is our strategy that these “channel” relationships will provide the greater percentage of our revenues ongoing, as is the case in 2011. Examples of the channel relationships that we are pursuing include already establishing OEM and bundled relationships with other security technology and software providers that would integrate or bundle the enhanced security capabilities of ProtectID® and or GuardedID® into their own product lines, thereby providing greater value to their clients. These would include providers of networking software and manufacturers of computer and telecommunications hardware and software that provide managed services, as well as all markets interested in increasing the value of their products and packages, such as financial services software, anti-virus, government integrators and identity theft product companies.

Our primary target markets include financial services such as banks, insurance companies, e-commerce based services companies, telecommunications and cellular carriers, technology software companies, healthcare, government agencies and consumers. For the near term, we are focusing our concentration on the identity theft and data breach strategic problem areas, such as where compliance with government regulations are key and stolen passwords are used to acquire private information illegally. Because we are now experiencing a growing market demand, we are developing a sizeable global reseller and distribution channel as a strategy to generate, manage and fulfill demand for our products across market segments, minimizing the requirement for an increase in our staff. We have minimized the concentration on our initial direct sales efforts as our distribution and reseller channels continue to grow internationally and require appropriate levels of support.

We intend to generate revenue through fees for ProtectID® based on consumer volumes of usage in the e-commerce and financial services markets through our Cloud Service, one time per person fees in the enterprise markets which often are for local installations of our product, set-up and recurring transaction fees when the product is accessed in our Cloud Service, yearly maintenance fees and other one-time fees. We also intend to generate revenues through sales of our GuardedID® product. GuardedID® pricing is for an annual license and we discount for volume purchases. GuardedID® pricing models, especially when bundling through OEM contracts, include monthly and quarterly recurring revenues. We also provide our clients a choice of operating our ProtectID® software internally by licensing or through our Cloud Service. GuardedID® requires a download on each and every computer it protects, whether for employees or consumers. We have three GuardedID® products, (i) standard which protects browser data entry only, (ii) a premium version which protects almost all the applications running under Microsoft Windows on a computer including Microsoft Office Suite and (iii) an Enterprise version which provides the Enterprise administrative rights to the product’s deployment.

Use of Estimates

Management's Discussion and Analysis of Financial Condition is based upon our financial statements which are prepared in conformity with accounting principles generally accepted in the United States of America. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, along with the reporting amounts of revenues and expenses during the reported period. The Company’s Significant estimates include, but are not limited to, allowance for doubtful accounts, the estimated useful lives of property and equipment, website development costs, assumptions in connection with the measurement of the fair value of derivative liability and collectability of revenue realized or realizable and earned. Actual results could differ from those estimates.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

Revenues for the three months ended March 31, 2011 were $100,805 compared to $54,850 for the three months ended March 31, 2010, an increase of $45,955 or 83.8%. The increase in revenues was primarily due to the increase in sales of our GuardedID® keystroke encryption product.

Revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign on fees and recurring transaction revenues. Hardware sales for the three months ended March 31, 2011were $5,094 compared to $565 for the three months ended March 31, 2010, an increase of $4,529. The increase in hardware revenues was primarily due to the increase in our sales of our one-time-password token key-fobs.  Software, services and maintenance sales for the three months ended March 31, 2011 were $95,711 compared to $31,308 for the three months ended March 31, 2010, an increase of $64,403. The increase in software, services and maintenance revenues was primarily due to the increase in sales of our GuardedID® keystroke encryption product. Sign on fees for access to our hosted service provider to utilize our cloud transaction model amounted to $0 for three months ended March 31, 2011 compared to $0 for the three months ended March 31, 2010. Transaction revenues from the cloud hosting model were $0 for the three months ended March 31, 2011 and $22,977 for the three months ended March 31, 2010, a decrease of $22,977. The decrease was caused by the phasing out of our ValidateID® product offering, in order to provide greater focus on our GuardedID® keystroke encryption product.

Cost of revenues for the three months ended March 31, 2011 was $8,088 compared to $23,203 for the three months ended March 31, 2010, a decrease of $15,115, or 65.1%. The decrease resulted primarily from reduced support costs from the phasing out of our ValidateID® product offering. Cost of revenues as a percentage of total revenues for the three months ended March 31, 2011 was 8.0% compared to 42.3% for the three months ended March 31, 2010. The decrease reflects lower support costs for GuardedID® vs. ValidateID®.

Gross profit for the three months ended March 31, 2011 was $92,717 compared to $31,647 for the three months ended March 31, 2010, an increase of $61,070, or 193%. The increase in gross profit was primarily due to the reduced support costs from the phasing out of our ValidateID® product offering.

Research and development expenses for the three months ended March 31, 2011 were $83,200 compared to $111,191 for the three months ended March 31, 2010, a decrease of $27,991, or 25.2%. The decrease is primarily attributable to the decrease in engineering resources relating to our GuardedID® keyboard encryption and anti-keylogger technology which is now in full production along with attrition within our R&D staff. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative expenses for the three months ended March 31, 2011 were $1,735,002 compared to $298,529 for the three months ended March 31, 2010, an increase of $1,436,473 or 481%. The increase was due primarily to a one time increase in stock based compensation expense. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, travel costs, non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other (income) expense for the three months ended March 31, 2011 was $204,153 as compared to $179,420 for the three months ended March 31, 2010, representing an increase in other expense of $24,733, or 13.8%. The increase was primarily due to the change in the fair value of the derivatives relating to a portion of our secured convertible debenture balance.

Our net loss for the three months ended March 31, 2011 was $1,929,638 compared to a net loss of $557,493 for the three months ended March 31, 2010, an increase of $1,372,145, or 246%. The increase in our net loss was due primarily to the one time increase in stock based compensation expense and the change in the fair value of the derivatives relating to a portion of our secured convertible debenture balance.

Liquidity and Capital Resources

Our total current assets at March 31, 2011 were $87,906, including $4,794 in cash as compared with $391,518 in total current assets at March 31, 2010, which included cash of $396. Additionally, we had a stockholders’ deficiency in the amount of $10,415,349 at March 31, 2011 as compared to a stockholders’ deficiency of $8,622,132 at March 31, 2010. The increase in the deficiency is a result of our net losses and funded through an increased debt position from convertible debentures and promissory notes rather than the sale of stock. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. The liabilities include a computed liability for the fair value of derivatives of $505,712, which will only be realized on the conversion of the derivatives, or settlement of the debentures.

We financed our operations during the three months ended March 31, 2011 through debt financing, recurring revenues from our ProtectID® and ValidateID® hosting platforms, and sales of our GuardedID® keystroke encryption technology. Management anticipates that we will continue to rely on debt and/or equity financing, at least in the near future, to finance our operations. While there will be a substantial percentage of our sales from our GuardedID® product, there are a limited number of customers for our other products revenues and will therefore continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market grows, management believes, but cannot guarantee, we will attain greater numbers of customers and the concentrations would then diminish. Until this is accomplished, management will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing commitments of capital expenditures and until our sales revenue can provide greater liquidity.

The number of common shares outstanding increased from 39,193,124 shares at the three months ended March 31, 2010 to 116,374,591 at the three months ended March 31, 2011, an increase of 197%. The increase in the number of common shares outstanding was due to common shares issued related to financing and consulting and the common shares issued for debt conversion.

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

At March 31, 2011, $542,588 in aggregate principal amount of the Citco Global Custody NV (“Citco Global”) debentures, as assigned by YA Global and Highgate in April 2009 (see below), were issued and outstanding.

At March 31, 2011, $190,432 in aggregate principal amount of the PMI Technologies, Inc. (“PMI”) debentures remained outstanding.

Prior to the maturity date of both of their convertible secured promissory notes, we notified Citco Global that we are currently evaluating available maturity options regarding the convertible notes.

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

During the three months ended March 31, 2011, PMI converted $47,561, $53,092 and $73,040 of the April 23, 2009 debenture (as assigned by YA Global on December 23, 2010) into 10,449,389, 11,664,549 and  16,047,276 shares of the Company’s common stock in January, February and March 2011, respectively, pursuant to the terms of the Securities Purchase Agreement.

After the three months ended March 31, 2011, PMI converted $11,379 and $3,802 of the April 23, 2009 debenture (as assigned by YA Global on December 23, 2010) into 2,500,000 and 5,000,657 shares of the Company’s common stock in April and May 2011, respectively, pursuant to the terms of the Securities Purchase Agreement and the subsequent amendments to the assignment agreement.

After the three months ended March 31, 2011, we  exercised our right of redemption by retiring the PMI Technologies, Inc. portion of the debenture for a payment of $93,248.48 in April 2011. We also executed an amendment to the PMI assignment agreement whereby we assigned the remaining open portion of the debenture to Steeltown Consulting Group, LLC (“Steeltown”) and its assignees. Additionally, the conversion price was modified to a fixed price of $0.0007603 per share. The amendment also called for us to make available to the note holders the opportunity to offer financing to our company through the sale of a total of 50,000,000 three year warrants exercisable into shares of our common stock as a ladder at $0.02, $0.04, $0.08, $0.12, $0.15 each per share for each ten million warrants equally distributed among the warrant holders.

During the three months ended March 31, 2011, we repaid a total of $7,719 of unsecured notes to one unrelated party.

During the three months ended March 31, 2011, we issued unsecured notes in an aggregate total of $2,800 to one related party. Additionally, during the three months ended March 31, 2011, we repaid a total of $6,600 of unsecured notes to two related parties.

Summary of Funded Debt

As of March 31, 2011 our company’s open unsecured promissory note balance was $2,423,857, net of discount on promissory notes of $28,903, listed as follows:

•

$18,750 to an unrelated individual

•

$355,000 to an unrelated individual – current portion = $305,000

•

$111,510 to an unrelated company

•

$210,000 to an unrelated company

•

$7,500 to an unrelated individual

•

$1,750,000 to twenty unrelated individuals through term sheet with the SIG – current portion

As of March 31, 2011 our company’s open unsecured related party promissory note balances were $722,638, listed as follows:

•

$722,638 to our CEO – current portion

As of March 31, 2011 our company’s open convertible secured note balances were $733,020, listed as follows:

•

$542,588 to Citco Global (as assigned in 04/09 by YA Global and Highgate) – current portion

•

$190,432 to PMI (as assigned in 12/10 by YA Global)

As of March 31, 2011 our company’s open convertible note balances were $1,144,317, net of discount on convertible notes of $1,195, listed as follows:

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

•

$50,000 to two unrelated individuals (12/09 unsecured debentures)

•

$30,000 to an unrelated company (03/10 unsecured debenture)

As of March 31, 2011 our company’s open convertible note balances - related parties were $419,255, listed as follows:

•

$268,000 to our CEO – current portion

•

$57,500 to our VP of Technical Services – current portion

•

$30,000 to a relative of our CTO & one of our Software Developers – current portion

•

$5,000 to a relative of our CFO – current portion

•

$58,755 to our Office Manager – current portion

Based on present revenues and expenses, we are unable to generate sufficient funds internally to sustain our current operations. We must raise additional capital or determine other borrowing sources to continue our operations.  It is management’s plan to seek additional funding through the sale of common stock and the issuance of notes and debentures, including notes and debentures convertible into common stock. If we issue additional shares of common stock, the value of shares of existing stockholders is likely to be diluted.

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

We are assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses of $1,929,638 for the three months ended March 31, 2011, compared to a net operating loss of $557,493 for the three months ended March 31, 2010. At March 31, 2011, the Company's accumulated deficit was $24,963,664 and its working capital deficiency was $9,247,993. Additionally, for the three months ended March 31, 2011, we had negative cash flows from operating activities of $219,174. Since our inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business may require additional capital. These conditions raise substantial doubt about our ability to continue as a going concern.

We have issued three-year and two-year secured debentures in 2004 and 2005 that are convertible into shares of our common stock to YA Global Investments, LP and Highgate House Funds, Ltd., respectively. In April 2009, YA Global notified the Company that the April 2005 YA Global and May 2005 Highgate secured convertible debentures, related documents and the subsequent forbearance agreements have been assigned to Citco Global Custody NV as of April 24, 2009. Additionally, we have issued a two-year secured debenture in 2009 that is convertible into shares of our common stock to YA Global. Under the terms of the secured debentures, we are restricted in our ability to issue additional securities as long as any portion of the principal or interest on the secured debentures remains outstanding. In December 2010, the balance of the YA Global April 2009 secured convertible debenture, after conversions, of $231,320, the principal balance due of the YA Global May 2006 promissory note of $100,000 and the accrued interest owed on the promissory note of $32,806.15 was assigned to PMI. The total amount assigned to PMI was $364,126.

Currently, management is attempting to generate sufficient revenues and improve gross margins by a revised sales strategy that was implemented in the second quarter of 2009. In principle, the Company is redirecting its sales focus from direct sales to domestic and international channel sales, where our company is primarily selling through a channel of Distributors, Value Added Resellers, Strategic Partners and Original Equipment Manufacturers. The revenues from this approach are more lucrative than selling direct, due to the increase in sales volume of GuardedID® and ProtectID® through the channel partners. This strategy is starting to shows signs of success and should increase the Company’s sales and revenues allowing us to mitigate future losses. In addition, management has raised funds through convertible debt instruments and the sale of equity in order to alleviate the working capital deficiency. Through the utilization of the capital markets, management is seeking to locate the additional funding necessary to continue to expand and enhance its growth; however, no assurance can be given that we will be able to increase revenues or raise additional capital.  We expect to continually increase our customer base and realize increased revenues from recently signed contracts. We also expect to receive additional financing.  Therefore we are assuming that we will continue as a going concern.

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

Discount on Debt

We have allocated the proceeds received from convertible debt instruments between the underlying debt instruments and has recorded the conversion feature as a liability in accordance with paragraph 815-15-25-1 of the FASB Accounting Standards Codification. The conversion feature and certain other features that are considered embedded derivative instruments, such as a conversion reset provision, a penalty provision and redemption option, have been recorded at their fair value within the terms of paragraph 815-15-25-1 of the FASB Accounting Standards Codification as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown on the Statement of Operations. We also recorded the resulting discount on debt related to the common stock purchase warrants and conversion features and amortize the discount using the effective interest rate method over the life of the debt instruments.

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

Fair value of non-financial assets and liabilities and impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property and equipment, website development cost and patents are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable or the useful lives are shorter than originally estimated.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, March 31, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

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

ITEM 1A - Risk Factors

You should carefully consider the following risk factors together with the other information contained in this Interim Report on Form 10-Q, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended, including those contained in our Annual Report on Form 10-K for the year ended December 31, 2010.  If any of the risks factors actually occur, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline. We believe there are no changes that constitute material changes from the risk factors previously disclosed in the prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933 and include or reiterate the following risk factors:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2011, PMI converted $47,561 of the April 23, 2009 debenture (as assigned by YA Global on December 23, 2010) into 10,449,389 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversions were made on January 10, 2011 with $33,906 converted into 7,449,389 shares and on January 28, 2011 with $13,655 converted into 3,000,000 shares.

In February 2011, the Company issued three shares of Series A preferred stock, valued at $329,000 per share, to the three current members of the management team, who received one share each. The Series A preferred stock, collectively, has voting rights equal to eighty percent (80%) of the total current issued and outstanding shares of the Company’s common stock.

In February 2011, PMI converted $53,092 of the April 23, 2009 debenture (as assigned by YA Global on December 23, 2010) into 11,664,549 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversions were made on February 2, 2011 with $34,292 converted into 6,875,000 shares, on February 4, 2011 with $3,200 converted into 1,362,165 shares, on February 14, 2011 with $6,600 converted into 1,450,047 shares, on February 15, 2011 with $7,000 converted into 1,537,928 shares and on February 17, 2011 with $2,000 converted into 439,409 shares.

In February 2011, the Company issued 334,000 shares of its common stock, valued at $0.06 per share, to a consultant as a signing fee per the terms of an investor relations agreement executed in February 2011.

In February 2011, in accordance with an agreement executed with a consultant, the Company issued warrants to purchase 5,000,000 shares of its common stock to five unrelated individuals. The warrants are exercisable at $0.03 per share and expire in February 2016.

In March 2011, the Company issued 7,500 shares of its common stock, valued at $0.0035 per share, and issuable to a law firm as compensation for general counsel legal services rendered.

In March 2011, PMI converted $73,040 of the April 23, 2009 debenture (as assigned by YA Global on December 23, 2010) into 16,047,276 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversions were made on March 8, 2011 with $43,000 converted into 9,447,276 shares, on March 14, 2011 with $15,475 converted into 3,400,000 shares, on March 18, 2011 with $10,013 converted into 2,200,000 shares and on March 29, 2011 with $4,552 converted into 1,000,000 shares.

In March 2011, the Company issued 333,000 shares of its common stock, valued at $0.025 per share, to a consultant as a compensation for services rendered per the terms of an investor relations agreement executed in February 2011.

In March 2011, the Company sold warrants to purchase 12,250,000 shares of common stock to four unrelated individuals for cash in the amount of $76,563. The warrants are exercisable at $0.03 per share and expire in March 2016.

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

On October 21, 2010, we amended our Articles of Incorporation to authorize 10,000,000 shares of preferred stock, par value $0.10 (filed as Exhibit 3.1 to Form 10-Q, filed on December 13, 2010) as well as 100 shares of preferred stock designated as Series A and 100,000,000 shares of preferred stock designated as Series B of which the designations, rights, and preferences of such preferred stock would be determined by the Board of Directors.

On January 10, 2011, 100 shares of preferred shares were designated as Series A Preferred Stock and 100,000,000 shares were designated as Series B Preferred Stock. The bylaws were amended to reflect the rights and preferences of each designation.

The Series A Preferred Stock collectively have voting rights equal to eighty percent (80%) of the total current issued and outstanding shares of common stock. If at least one share of Series A Preferred Stock is outstanding, the aggregate shares of Series A Preferred Stock shall be convertible to a number of shares of common stock equal to four times the sum of the total number of shares of common stock issued and outstanding at the time of conversion, plus the number of shares of Series B Preferred Stock (or other designated preferred stock) which are issued and outstanding at the time of conversion.

In February 2011, each of the three members of our management team, was granted one share of Series A Preferred Stock, valued at $329,000 per share. This effectively provided them, upon retention of their Series A Preferred Stock, voting control on matters presented to our shareholders.

The Series B Preferred Stock shall have preferential liquidation rights in the event of any liquidation, dissolution or winding up of the Company, such liquidation rights to be paid from the assets of the Company not delegated to parties with greater priority at $1.00 per share or, in the event an aggregate subscription by a single subscriber of the Series B Preferred Stock is greater than $100,000,000, $0.997 per share. The Series B Preferred Stock shall be convertible to a number of shares of common stock equal to the price of the Series B Preferred Stock divided by the par value of the Series B Preferred Stock. The option to convert the shares of Series B Preferred Stock may not be exercised until three months following the issuance of the Series B Preferred Stock to the recipient shareholder. The Series B Preferred Stock shall have ten votes on matters presented to our shareholders for one share of Series B Preferred Stock held. The initial price of the Series B Preferred Stock shall be $2.50, (subject to adjustment by our Board of Directors) until such time, if ever, the Series B Preferred Stock are listed on a secondary and/or public exchange.  As of March 31, 2011, no shares of Series B Preferred Stock have been issued.

In February 2011, an increase of the authorized shares of our common stock from one hundred million (100,000,000) to five hundred million (500,000,000), $0.0001 par value, was ratified, effective as of the filing of an amendment to our Certificate of Incorporation with the Wyoming Secretary of State.

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

STRIKEFORCE TECHNOLOGIES, INC.

Dated: May 23, 2011	By: /s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: May 23, 2011	By: /s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer