Form 10-Q/A
period 2011-03-31
StrikeForce Technologies Inc.
filed 2011-05-25
CIK 1285543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 16, 2011
Common stock, $0.0001 par value	130,008,248

Indicate the number of shares outstanding of each of the issuer’s classes of preferred stock, as of the latest practicable date.

Class	Outstanding at May 16, 2011
Series A Preferred stock, no par value	3

EXPLANATORY NOTE

StrikeForce Technologies, Inc. (the Registrant) is filing this amendment (the Form 10-Q/A) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (the Form 10-Q), filed with the U.S. Securities and Exchange Commission on May 25, 2011, solely to clarify our February 2011 issuance of Series A preferred stock. The explanation as disclosed in our Form 10-Q is correctly disclosed as follows:

In February 2011, the Company issued three (3) shares of non-convertible Series A preferred stock valued at $329,000 per share, or $987,000 in aggregate, for voting purposes only, to the three (3) members of the management team at one share each. The issued and outstanding shares of the Series A preferred stock are not convertible to common stock and have voting rights equal to eighty percent (80%) of the total issued and outstanding shares of the Company's common stock.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
32.1

Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2

Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)

Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRIKEFORCE TECHNOLOGIES, INC.

Dated: May 25, 2011	By: /s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: May 25, 2011	By: /s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer

3