Form 10-Q
period 2011-06-30
StrikeForce Technologies Inc.
filed 2011-08-22
CIK 1285543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

X .	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

Large accelerated filer . Non-accelerated filer .	Accelerated filer . Smaller Reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes       .  No   X  .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 15, 2011
Common stock, $0.0001 par value	173,068,868

Indicate the number of shares outstanding of each of the issuer’s classes of preferred stock, as of the latest practicable date.

Class	Outstanding at August 15, 2011
Preferred stock, no par value	3

STRIKEFORCE TECHNOLOGIES, INC.

FORM 10-Q

INDEX TO FORM 10-Q FILING

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

CERTIFICATIONS

Exhibit 31 – Management certification.

Exhibit 32 – Sarbanes-Oxley Act

PART I - FINANCIAL INFORMATION

Item 1.

 Financial Statements and Notes to Interim Financial Statements

General

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included.  Interim results are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the United States Securities and Exchange Commission (“SEC”) on April 15, 2011. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

STRIKEFORCE TECHNOLOGIES, INC.

JUNE 30, 2011 AND 2010

INDEX TO FINANCIAL STATEMENTS

Contents

Page(s)

    Balance Sheets at June 30, 2011 (Unaudited) and December 31, 2010

4

    Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 (Unaudited)

5

Statement of Stockholders’ Deficit for the Year Ended December 31, 2010

6

Statement of Stockholders’ Deficit for the Six Months Ended June 30, 2011 (Unaudited)

7

Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 (Unaudited)

8

Notes to the Financial Statements (Unaudited)

9

STRIKEFORCE TECHNOLOGIES, INC.

BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Current Assets:
Cash	$13,361	$45,925
Accounts receivable	27,818	21,457
Prepayments and other current assets	9,703	13,153
Total current assets	50,882	80,535

Property and equipment, net	7,589	4,666
Patents	4,329	4,329
Security deposit	8,684	8,684
Total Assets	$71,484	$98,214

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Derivative financial instruments	$437,015	$424,671

Current maturities of convertible notes payable, net of discount of $639and $3,432, respectively	1,064,873	1,062,080
Convertible notes payable - related parties	419,255	419,255
Current maturities of notes payable	2,195,000	1,830,000
Notes payable - related parties	722,638	726,438
Capital leases payable	5,532	5,532
Accounts payable	967,881	1,001,615
Accrued expenses	3,432,325	3,144,814
Payroll taxes payable	53,901	53,901
Due to factor	209,192	209,192
Total current liabilities	9,507,612	8,877,498

Convertible secured notes payable, net of discount of $54,221 and $0, respectively	554,846	906,714
Convertible notes payable, net of current maturities	80,000	80,000
Notes payable, net of current maturities and discount of $12,117 and $44,009, respectively	229,497	586,470
Total Liabilities	10,371,955	10,450,682

Commitments and contingencies

Stockholders' Deficit
Preferred stock at $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Series A Preferred stock, no par value; 100 shares authorized; 3 and 0 shares issued and outstanding, respectively	987,000	-
Series B Preferred stock at $0.10 par value; 100,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 153,434,464 and 77,538,877 shares issued and outstanding, respectively	15,344	7,754
Additional paid-in capital	15,286,319	12,673,804
Accumulated deficit	(26,589,134)	(23,034,026)
Total Stockholders' Deficit	(10,300,471)	(10,352,468)
Total Liabilities and Stockholders' Deficit	$71,484	$98,214

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$48,355	$47,534	$149,160	$102,384

Cost of sales	5,770	5,639	13,858	28,842

Gross profit	42,585	41,895	135,302	73,542

Operating expenses:
Compensation	88,900	110,446	159,300	239,216
Professional fees	397,614	75,806	772,861	88,692
Selling, general and administrative expenses	1,010,703	161,875	2,299,583	318,748
Research and development	79,969	96,439	163,169	207,630
Total operating expenses	1,577,186	444,566	3,394,913	854,286

Loss from operations	(1,534,601)	(402,671)	(3,259,611)	(780,744)

Other (income) expense:
Interest expense	149	2,755	156	4,208
Financing expense	159,892	148,500	286,457	277,357
Change in fair value of derivative financial instruments	(68,697)	5,767	12,344	75,288
Forgiveness of debt	-	-	(3,460)	(20,411)
Impairment of deferred royalties	-	979,608	-	979,608
Total other (income) expense	91,344	1,136,630	295,497	1,316,050

Loss before income taxes	(1,625,945)	(1,539,301)	(3,555,108)	(2,096,794)

Income tax provision (benefit)	-	-	-	-

Net loss	$(1,625,945)	$(1,539,301)	$(3,555,108)	$(2,096,794)

Net loss per common share - basic and diluted	$(0.01)	$(0.04)	$(0.03)	$(0.07)

Weighted average common shares outstanding - basic and diluted	133,132,196	39,838,261	115,046,295	32,137,002

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2010

	Series A Preferred stock,		Common stock		Additional		Total
	no par value		at $0.0001 par value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2009	-	$-	24,194,999	$2,420	$12,044,961	$(20,159,564)	$(8,112,183)

Sale of shares of common stock including warrants	-	-	12,894,118	1,289	27,211	-	28,500

Issuance of shares of common stock for consulting services	-	-	3,030,000	303	21,827	-	22,130

Issuance of shares of common stock for financing	-	-	1,300,000	130	18,170	-	18,300

Issuance of shares of common stock for debt settlement	-	-	16,500,000	1,650	23,350	-	25,000

Issuance of shares of common stock for conversions of secured convertible notes payable	-	-	18,819,760	1,882	72,660	-	74,542

Sale of warrants	-	-	-		321,000	-	321,000

Issuance of common shares in connection with the exercise of warrants	-	-	800,000	80	1,920	-	2,000

Issuance of warrants in connection with convertible notes payable	-	-	-	-	2,980	-	2,980

Issuance of stock options for employee and non-employee for services	-	-	-	-	139,725	-	139,725

Net loss	-	-	-	-	-	(2,874,462)	(2,874,462)

Balance at December 31, 2010	-	$-	77,538,877	$7,754	$12,673,804	$(23,034,026)	$(10,352,468)

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2011

 (Unaudited)

	Series A Preferred stock,		Common stock		Additional		Total
	no par value		at $0.0001 par value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2010	-	$-	77,538,877	$7,754	$12,673,804	$23,034,026)	$(10,352,468)

Sale of shares of common stock including warrants	-	-	3,000,000	300	59,700	-	60,000

Issuance of shares of common stock for consulting services	-	-	6,015,000	602	167,214	-	167,816

Issuance of shares of common stock for conversions of secured convertible notes payable	-	-	66,080,587	6,608	197,790	-	204,398

Embedded beneficial conversion feature of convertible instruments	-	-	-	-	66,479	-	66,479

Sale of warrants	-	-	-	-	483,312	-	483,312

Issuance of common shares in connection with the exercise of warrants	-	-	800,000	80	19,920	-	20,000

Issuance of warrants for consulting services	-	-	-	-	481,100	-	481,100

Issuance of stock options for employee and non-employee services	-	-	-	-	1,137,000	-	1,137,000

Issuance of for stock employee services	3	987,000	-	-	-	-	987,000

Net loss	-	-	-	-	-	(3,555,108)	(3,555,108)

Balance at June 30, 2011	3	$987,000	153,434,464	$15,344	$15,286,319	$(26,589,134)	$(10,300,471)

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,555,108)	$(2,096,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,977	2,281
Forgiveness of debt	(3,460)	(20,411)
Amortization of discount on convertible notes	46,943	36,228
Amortization of deferred royalties	-	163,404
Impairment of deferred royalties	-	979,608
Change in fair value of derivative financial instruments	12,344	75,288
Issuance of preferred stock for employee services	987,000	-
Issuance of stock options for employee and non-employee services	1,137,000	39,600
Issuance of common stock, options and warrants for consulting services	648,916	21,593
Issuance of common stock and warrants for financing expense	-	21,280
Changes in operating assets and liabilities:
Accounts receivable	(6,361)	713
Prepaid expenses	3,450	29,275
Accounts payable	(30,274)	94,758
Accrued expenses	287,511	469,817
Amount received from (paid to) employees	-	(50,824)
Net cash used in operating activities	(470,062)	(234,184)

Cash flows from investing activities:
Purchases of property and equipment	(4,900)	-
Net cash used in investing activities	(4,900)	-

Cash flows from financing activities:
Proceeds from sale of common stock	60,000	-
Sale of warrants for cash	483,312	-
Exercise of warrants	20,000	-
Proceeds from notes payable	-	130,000
Proceeds from convertible notes payable	-	30,000
Proceeds from notes payable - related parties	2,800	81,520
Payments of notes payable	(23,866)	(24,970)
Payments of notes payable - related parties	(6,600)	(46,620)
Payments of secured convertible notes payable	(93,248)	-
Net cash provided by financing activities	442,398	169,930

Net change in cash	(32,564)	(64,254)

Cash at beginning of period	45,925	67,821

Cash at end of period	$13,361	$3,567

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable into common stock	$204,399	$16,981

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

JUNE 30, 2011 and 2010

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

Basis of presentation – unaudited interim financial information

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

The Company’s significant estimates include the fair value of financial instruments; allowance for doubtful accounts; the carrying value, recoverability and impairment of long-lived assets, including the values assigned to and estimated useful lives of property and equipment, patents and security deposit; interest rate; revenue recognized or recognizable; sales returns and allowances; underlying assumptions to estimate the fair value of warrants and options; income taxes provision and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

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

The Company’s Level 3 financial liabilities consist of the derivative financial instruments for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  The Company valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation specialist, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

The Company’s notes payable, convertible notes payable, convertible secured notes payable, and capital leases payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2011 and 2010.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not however, practical to determine the fair value of advances from stockholders due to their related party nature.

Fair value of financial assets and liabilities measured on a recurring basis

Level 3 financial liabilities – Derivative financial instruments

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liability at every reporting period and recognizes gains or losses in the Statements of Operations that are attributable to the change in the fair value of the derivative liability.

Summary of the changes in fair value of Level 3 financial liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the interim period ended June 30, 2011:

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants	Total

Balance, December 31, 2010	$424,671	$424,671
Total gains or losses (realized/unrealized)
Included in net (income) loss	12,344	12,344
Included in other comprehensive income	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	-
Balance, June 30, 2011	$437,015	$437,015

Summary of fair value of financial assets and liabilities measured on a recurring basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative warrant liabilities	$437,015	$-	$-	$437,015	$437,015

Carrying Value, recoverability and impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property and equipment, and patents are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable or the useful lives are shorter than originally estimated.

The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, whichever is more reliably measurable. If long-lived assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives.

The key assumptions used in management’s estimates of projected cash flow deal largely with forecasts of sales levels, gross margins, and operating costs.  These forecasts are typically based on historical trends and take into account recent developments as well as management’s plans and intentions.  Factors, such as increased competition or a decrease in the desirability of the Company’s products, could lead to lower projected sales levels, which would adversely impact cash flows.  A significant change in cash flows in the future could result in an impairment of long lived assets.

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

The Company had no recorded bad debt expense for the six months ended June 30, 2011 or 2010. There were no allowances for doubtful accounts at June 30, 2011 or December 31, 2010.

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

As of June 30, 2011, the Company capitalized $4,329 in patent application costs as incurred with no amortization.

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

      Derivatives

The codification requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation. At June 30, 2011, the Company had not entered into any transactions which were considered hedges.

Embedded beneficial conversion feature of convertible instruments

In April 2011, the Company executed an amendment to the PMI assignment agreement whereby the Company assigned the remaining open portion of the PMI debenture, in the amount of $85,805, to Steeltown Consulting Group, LLC (“Steeltown”) and its assignees. Additionally, the conversion price was modified to a fixed price of $0.0007603 per share (see Note 8).

The Company recognized and measured the embedded beneficial conversion feature of the convertible instruments by allocating a portion of the proceeds from the convertible instruments equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value of the embedded beneficial conversion feature was calculated at the commitment date as the difference between the conversion price and the fair value of the securities into which the convertible instruments were convertible. The Company recognized the intrinsic value of the embedded beneficial conversion feature of the convertible notes so computed as interest expense. For the six months ended June 30, 2011 and 2010, the Company expended $12,258 and $0, respectively, of interest expense related to the amortization of the discount of the beneficial conversion feature.

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

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved b.  description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. aounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

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

	June 30, 2011	June 30, 2010
Risk-free interest rate	1.6% – 2.1%	1.6%
Dividend yield	0.00%	0.00%
Expected volatility	290% - 313%	292%
Expected option life	3 years – 10 years	3 years

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

Software development costs

Paragraph 985-20-25-3 of FASB Accounting Standards Codification requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers.  Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life.  To date, all costs have been accounted for as research and development costs and no software development cost has been capitalized.  Total research and development costs for the six months ended June 30, 2011 and 2010 were $163,169 and $207,630, respectively.

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

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt, which excludes 142,789,198 shares of employee and non-employee stock options, 201,718,467 shares of common stock issuable under warrants and 105,092,148 shares of common stock issuable under the conversion feature of the convertible notes payable for the six months ended June 30, 2011, and 7,527,309 shares of stock options, 2,168,467 shares of common stock issuable under warrants and 17,654,755 shares of common stock issuable under the conversion feature of the convertible notes payable for the six months ended June 30, 2010, respectively. These potentially outstanding dilutive shares of common stock were excluded as they were anti-dilutive.

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

Management does not believe that the above nor any other recently issued, but not yet effective accounting pronouncements, as or if adopted, has or would have a material effect on the accompanying consolidated financial statements.

NOTE 3 -

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $26,589,134 at June 30, 2011 and had a net loss of $3,555,108 and net cash used in operating activities of $470,062 for the interim period then ended, respectively.

Currently, management is attempting to generate sufficient revenues and improve gross margins by a revised sales strategy that was implemented in the second quarter of 2009. In principle, the Company is redirecting its sales focus from direct sales to domestic and international channel sales, where our company is primarily selling through a channel of Distributors, Value Added Resellers, Strategic Partners and Original Equipment Manufacturers. The revenues from this approach are more lucrative than selling direct due to the increase in sales volume of GuardedID® and ProtectID® through these channel partners, however, this approach also has a longer duration to market. This strategy, is starting to shows signs of success, and should increase the Company’s sales and revenues allowing us to mitigate future losses. In addition, management has raised funds through convertible debt instruments and the sale of equity in order to alleviate the working capital deficiency. Through the utilization of the capital markets, management is seeking to locate the additional funding necessary to continue to expand and enhance its growth; however, no assurance can be given that we will be able to increase revenues or raise additional capital.  We expect to continually increase our customer base and realize increased revenues from recently signed contracts. We also expect to receive additional financing.  Therefore we are assuming that we will continue as a going concern.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 -

CONVERTIBLE NOTES PAYABLE

Convertible notes payable at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
(1) Convertible note bearing interest at 8% per annum maturing on March 28, 2008, with a conversion price of $9.00 per share. As of June 30, 2011, the Company has not received a response from the note holder regarding a settlement agreement.	$235,000	$235,000
(2) Convertible non-interest bearing note, having a conversion price of $9.00 per share and maturing on June 30, 2006.As of June 30, 2011, the Company has not received a response from the note holder regarding a settlement agreement.	7,000	7,000
(3) Convertible notes bearing interest at 8% per annum with a conversion price of $9.00 per share. In December 2009 the notes were extended to mature on December 31, 2010. As of June 30, 2011, the Company has not received a response from the note holder regarding a settlement agreement.	50,000	50,000
(4) Convertible note bearing interest at 9% per annum maturing on June 9, 2009, with a conversion price of $1.40 per share. In February 2010 the note was extended to mature on December 9, 2010. As of June 30, 2011, the Company has not received a response from the note holder regarding a settlement agreement.	200,000	200,000
(5) Convertible note bearing interest at 9% per annum maturing on September 29, 2009, with a conversion price of $0.80 per share. In May 2010 the note was extended to mature on December 31, 2010. As of June 30, 2011, the Company has not received a response from the note holder regarding a settlement agreement.	150,000	150,000

(6) Six units, sold in February 2007 to six individuals, each consisting of an 18% convertible note of $16,667 for a total of $100,000, maturing August 31, 2007, with a conversion price of $0.50 per share and 6,667 bonus shares of the Company’s common stock, per individual, valued at $0.3988, for a total of 40,000 shares of common stock. Six months of prorated interest of $8,729, was due at closing and paid to the note holders. In November 2007 the notes were extended to April 30, 2008. Per the terms of the extensions, the Company repaid 20% of the note balances in November 2007. Of the remaining balances, 20% was due by January 31, 2008 and 60% plus accrued interest was due by April 30, 2008. The payments have been extended by the Company. In conjunction with the November extensions, the note holders shall receive an aggregate total of 20,000 shares of the Company’s common stock per month (“extension shares”) with a value based on the closing market price of the stock on the 18th of each month. In June 2008, the Company paid $9,768 against the six notes. In November 2008, the Company and the six note holders agreed to an amendment to the unit purchase agreements whereby the open note balances, accrued interest and shares of common stock recorded but not yet issued were forgiven and cancelled.  The Company also issued 320,928 warrants with an exercise price of $0.20 per share, expiring December 22, 2012 to five of the note holders. As of June 30, 2011, one note holder has not yet agreed to the settlement balance and his note balance of $3,512 remains open. In 2008, Company expensed $45,060 of financing expenses related to the shares issued for the note extensions and settlement.

	3,512	3,512
(7) Note executed in May 2007 bearing interest at 9% per annum with a conversion price of $0.35 per share. In May 2010 the note was extended to December 31, 2010. As of June 30, 2011, the Company has not received a response from the note holder regarding a settlement agreement.	100,000	100,000
(8) Convertible notes executed in June 2007 bearing interest at 8% per annum maturing on December 29, 2010. As of June 30, 2011, the Company has not received a response from the note holder regarding a settlement agreement.	100,000	100,000

(9) Convertible note executed in July 2007 bearing interest at 8% per annum maturing on July 2, 2009, with a conversion price of $0.20 per share. The Company issued 100,000 warrants with an exercise price of $0.40 per share and an expiration date of July 2, 2009. In March 2010 the note was extended to mature on January 2, 2011 and in April 2010 the Company issued 100,000 warrants with an exercise price of $0.015 per share and an expiration date of April 8, 2013 related to the extension (see Note 10).	100,000	100,000
(10) Convertible notes executed in August 2007 bearing interest at 9% per annum maturing on August 9, 2009, with a conversion price of $0.25 per share. The Company issued 96,000 warrants with an exercise price of $0.40 per share and an expiration date of August 9, 2009. In July 2009 the notes were extended to mature on February 9, 2010. In February 2010, one of the notes, for $20,000, was extended to mature on August 8, 2010. In April 2010, the remaining notes were extended to mature on August 9, 2010. The Company is pursuing extensions.	120,000	120,000
(11) Convertible notes executed in December 2009 bearing interest at 9% per annum maturing on December 1, 2012, with a conversion price of $0.105 per share. The Company issued 200,000 warrants with an exercise price of $0.10 per share and an expiration date of December 1, 2012. For the six months ended June 30, 2011 and 2010, the Company expensed $3,977 and $3,977, respectively, of financing expenses related to the warrants issued for the notes.	50,000	50,000
(12) Convertible note executed in March 2010 for $250,000, bearing interest at 8% per annum, maturing on March 31, 2015. If the loan is funded in full within 180 days of execution, then the note holder may lend up to an additional $500,000 to the Company. In March 2010, the Company received the first tranche of $30,000 from the note holder.	30,000	30,000
	1,145,512	1,145,512
Less long term portion	(80,000)	(80,000)
	1,065,512	1,065,512
Less discount on convertible notes payable	(639)	(3,432)
Current maturities, net of discount	$1,064,873	$1,062,080

Interest expense for the convertible notes payable for the six months ended June 30, 2011 and 2010 was $48,415 and $47,830, respectively.

NOTE 5 -

CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

Convertible notes payable – related parties at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
(1) Convertible note executed in November 2003 with the VP of Technology bearing interest at the prime rate plus 2% per annum with a maturity date of September 30, 2010, and a conversion price of $10.00 per share. The Company issued 500 warrants with an exercise price of $10.00 per share. The Company is pursuing an extension.	$50,000	$50,000
(2) Convertible note executed in January 2004 with the VP of Technology bearing interest at the prime rate plus 4% per annum with a maturity date of September 30, 2010, and a conversion price of $10.00 per share. The Company is pursuing an extension.	7,500	7,500
(3) Convertible notes executed in February, June, September 2004 and August 2005 with the CEO bearing interest at 8% per annum with a maturity date of April 30, 2011, and a conversion price of $10.00 per share. The Company issued 1,800 warrants with an exercise price of $10.00 per share and expiration dates of February 4, 2014, September 7, 2014 and August 16, 2015. The Company is pursuing extensions.	230,000	230,000
(4) Convertible notes executed in August, and September 2005 with a software developer bearing interest at 8% per annum with a maturity date of June 30, 2010, and a conversion price of $10.00 per share. The Company issued 150 warrants with an exercise price of $10.00 per share and expiration dates of August 26, 2015 and September 29, 2015. The Company is pursuing extensions.	15,000	15,000
(5) Convertible note executed in September 2005 with a relative of the former Chief Financial Officer bearing interest at 8% per annum with a maturity date of June 30, 2010, and a conversion price of $10.00 per share. The Company issued 50 warrants with an exercise price of $10.00 per share and an expiration date of December 7, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The Company is pursuing an extension.	5,000	5,000
(6) Convertible note executed in December 2005 with a software developer bearing interest at 8% per annum with a maturity date of June 30, 2010, and a conversion price of $10.00 per share. The Company issued 100 warrants with an exercise price of $10.00 per share and an expiration date of December 6, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The Company is pursuing an extension.	10,000	10,000

(7) Convertible notes executed in December 2005 and January 2006 with the Office Manager bearing interest at 8% per annum with a maturity date of June 30, 2010, and a conversion price of $10.00 per share. The Company issued 800 warrants with an exercise price of $10.00 per share and expiration dates of December 28, 2015 and January 9, 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The Company is pursuing extensions.	58,755	58,755
(8) Convertible notes executed in January and February 2006 with the CEO bearing interest at an amended rate of 8% per annum with a maturity date of April 30, 2011, and a conversion price of $10.00 per share. The Company issued 380 warrants with an exercise price of $10.00 per share and expiration dates of January 18, 2016 and February 28, 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The Company is pursuing extensions.	38,000	38,000
(9) Convertible note executed in March 2006 with a software developer bearing interest at 8% per annum with a maturity date of June 30, 2010, and a conversion price of $7.50 per share. The Company issued 50 warrants with an exercise price of $10.00 per share and an expiration date of March 6, 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The Company is pursuing an extension.	5,000	5,000
	$419,255	$419,255

At June 30, 2011 and 2010, accrued interest due for the convertible notes – related parties was $222,823 and $179,738, respectively, and is included in accrued expenses in the accompanying balance sheet. Interest expense for convertible notes payable – related parties for the six months ended June 30, 2011 and 2010 was $21,783 and $20,160, respectively.

NOTE 6 -

NOTES PAYABLE

Notes payable at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
(1) Seventy units, sold in 2008, with each unit consisting of a 10% promissory note of $25,000, maturing three years from the execution date and with a 10% discount rate, and 82,000 non-dilutable (for one year) restricted shares of the Company’s common stock, at market price (see Note 14). The Company is pursuing extensions.	$1,750,000	$1,750,000

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

	225,000	225,000
(3) In April 2009 for $50,000, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in April 2009. In April 2009, the Company signed an agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company. For the six months ended June 30, 2011 and 2010, sales proceeds of $13,865 and $36,489, respectively, were applied to the note balance (see Notes 10 and 12).	5,364	19,229
(4) In May 2009 the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000, maturing on April 20, 2012, and 50,000 restricted shares of the Company’s common stock, at market price. The 100,000 shares were issued in June 2009 (see Note 10).	50,000	50,000

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

	50,000	50,000
(6) In June 2009 the note holder purchased one unit consisting of a 10% promissory note of $25,000, maturing on June 8, 2012, and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in June 2009 (see Note 10).	25,000	25,000

(7) In June 2009 the note holder purchased three units with each unit consisting of a 10% promissory note of $25,000, maturing on June 25, 2012, and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 150,000 shares of common stock. The shares were issued in August 2009 (see Note 10).	75,000	75,000
(8) In July 2009 the note holder purchased 1.4 units with each unit consisting of a 10% promissory note of $25,000, maturing on July 14, 2012 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 70,000 shares of common stock. The shares were issued in August 2009 (see Note 10).	35,000	35,000
(9) In August 2009 the note holder purchased one unit consisting of a 10% promissory note of $25,000, maturing on August 18, 2012 and 75,000 restricted shares of the Company’s common stock, at market price (see Note 10).	25,000	25,000
(10) In September 2009 the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000, maturing on September 2, 2012 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The April 2009 agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company also applies to this note. For the six months ended June 30, 2011 and 2010, no sales proceeds were applied to the note balance (see Notes 10 and 12).	50,000	50,000
(11) Promissory note executed in October 2009 for $50,000, maturing on October 20, 2012. Per the terms of the promissory note, the note holder purchased 3/4 unit with each unit consisting of a 10% promissory note of $25,000 and 133,333 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock (see Note 10).	18,750	18,750
(12) Promissory note executed in December 2009 for $7,500, bearing interest at 10% per annum, maturing on December 4, 2012, and 150,000 restricted shares of the Company’s common stock, at market price (see Note 10).	7,500	7,500
(13) Promissory note executed in April 2010 for $80,000, bearing interest at 10% per annum, maturing on July 23, 2010, and 500,000 restricted shares of the Company’s common stock, at market price (see Note 10). In May 2011, the Company made a partial payment of $10,000. The Company is pursuing an extension.	70,000	80,000
(14) Promissory note executed in May 2010 for $50,000, bearing interest at 10% per annum, maturing on May 21, 2013, and 200,000 restricted shares of the Company’s common stock, at market price. The April 2009 agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company also applies to this note. For the six months ended June 30, 2011 and 2010, no sales proceeds were applied to the note balance (see Notes 10 and 12).	50,000	50,000
	2,436,614	2,460,479
Less current maturities	(2,195,000)	(1,830,000)
Less discount on notes payable	(12,117)	(44,009)
Total, net of current maturities and discount	$229,497	$586,470

Interest expense for notes payable for the six months ended June 30, 2011 and 2010 was $121,487 and $124,012, respectively.

NOTE 7 -

NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
(1) Promissory notes executed with the CEO bearing interest at an amended rate of 8% per annum with an extended maturity date of April 30, 2011.	$504,000	$504,000
(2) Promissory note executed in May 2006 with the CEO bearing interest at 9% per annum with an extended maturity date of April 30, 2011. The Company issued 20,000 warrants with an exercise price of $1.30 per share and an expiration date of May 25, 2011. The fair value of the warrants issued was $24,300.	100,000	100,000
(3) Promissory note executed in February 2007 with the CEO bearing interest at 8% per annum with an extended maturity date of April 30, 2011. The Company issued 8,800 warrants with an exercise price of $0.50 per share and an expiration date of February 21, 2012. The fair value of the warrants issued was $3,758.	22,000	22,000

(4) Promissory notes executed in February 2008 with the former President bearing interest at 8% per annum with a maturity date of February 28, 2009. Per the terms of a settlement agreement reached with the former President in April 2009, the notes shall be repaid by monthly payments of $7,500 each. An initial payment of $12,500 was paid in April 2009. An amendment to the settlement was executed in September 2009. For the six months ended June 30, 2011 and 2010, the Company paid $3,900 and $17,500, respectively, per the terms of the agreement and amendment (see Note 12).	-	3,900
(5) In March 2010 the CEO purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares, which were issued in March 2010. In October 2010, the maturity date was extended to April 30, 2011.	50,000	50,000
(6) Promissory notes executed in June, July, August and September 2010 with the CEO, non-interest bearing, for $40,700 with extended maturity dates of April 30, 2011. Partial payments of $6,580 were made against the notes in August and September 2010 and $2,700 in February 2011.	31,420	34,120
(7) In October 2010, the Company assigned the proceeds of six open receivables invoices, totaling $20,761, to its CEO. The assignment was non-interest bearing and fee free with a due date of November 20, 2010. Partial repayments were made in October 2010 for $4,218 and November 2010 for $4,125. The due date of the assignment has been extended to September 30, 2011 (see Note 12).	12,418	12,418
(8) Promissory note executed in March 2011 with the CEO, non-interest bearing, with a maturity date of April 1, 2011.	2,800	-
	$722,638	$726,438

Interest expense for notes payable - related parties for the six months ended June 30, 2011 and 2010 was $27,830 and $27,849, respectively.

NOTE 8 -

CONVERTIBLE SECURED NOTES PAYABLE

Convertible secured notes payable consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Citco Global Custody NV (assigned from YA Global/Highgate)	$542,588	$542,588
Steeltown Consulting Group, LLC (assigned from YA Global), net of discount of $54,221	12,258	364,126
Total convertible secured notes payable	$554,846	$906,714

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

In April 2011, we executed an amendment to the PMI assignment agreement whereby we assigned the remaining open portion of the debenture, in the amount of $85,805, to Steeltown Consulting Group, LLC (“Steeltown”) and its assignees. Additionally, the conversion price was modified to a fixed price of $0.0007603 per share (see Note 2). The amendment also called for us to make available to the note holders the opportunity to offer financing to our company through the sale of a total of 50,000,000 three year warrants exercisable into shares of our common stock as a ladder at $0.02, $0.04, $0.08, $0.12, $0.15 each per share for each ten million warrants equally distributed among the warrant holders.

In May 2011, we executed an amendment to the April 2011 Steeltown assignment agreement whereby we further assigned the remaining open portion of the debenture, in the amount of $82,003, to Steeltown and its assignees.

Conversions to Common Stock

For the six months ended June 30, 2011 and 2010, Citco Global had no conversions.

For the six months ended June 30, 2011, PMI converted $47,561, $53,092, $73,040 and $11,379 of the April 23, 2009 debenture (as assigned by YA Global on December 23, 2010) into 10,449,389, 11,664,549, 16,047,276 and 2,500,000 shares of the Company’s common stock in January, February, March and April 2011, respectively, pursuant to the terms of the Securities Purchase Agreement. The January 2011 conversions were made on January 10, 2011 with $33,906 converted into 7,449,389 shares and on January 28, 2011 with $13,655 converted into 3,000,000 shares. The February 2011 conversions were made on February 2, 2011 with $34,292 converted into 6,875,000 shares, on February 4, 2011 with $3,200 converted into 1,362,165 shares, on February 14, 2011 with $6,600 converted into 1,450,047 shares, on February 15, 2011 with $7,000 converted into 1,537,928 shares and on February 17, 2011 with $2,000 converted into 439,409 shares. The March 2011 conversions were made on March 8, 2011 with $43,000 converted into 9,447,276 shares, on March 14, 2011 with $15,475 converted into 3,400,000 shares, on March 18, 2011 with $10,013 converted into 2,200,000 shares and on March 29, 2011 with $4,552 converted into 1,000,000 shares. The April 2011 conversion was made on April 14, 2011.

For the six months ended June 30, 2011, Steeltown converted $5,702 and $13,624 of the April 23, 2009 debenture (as assigned by YA Global on December 23, 2010) into 7,499,671 and 17,919,702 shares of the Company’s common stock in May and June 2011, respectively, pursuant to the terms of the Securities Purchase Agreement. The May 2011 conversions were made on May 3, 2011 with $3,802 converted into 5,000,657 shares and on May 25, 2011 with $1,900 converted into 2,499,014 shares. The June 2011 conversions were made on June 3, 2011 with $3,041 converted into 4,000,000 shares, on June 6, 2011 with $3,740 converted into 4,919,702 shares, on June 8, 2011 with $3,802 converted into 5,000,000 shares and on June 15, 2011 with $3,041 converted into 4,000,000 shares.

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

The Series B Preferred Stock shall have preferential liquidation rights in the event of any liquidation, dissolution or winding up of the Company, such liquidation rights to be paid from the assets of the Company not delegated to parties with greater priority at $1.00 per share or, in the event an aggregate subscription by a single subscriber of the Series B Preferred Stock is greater than $100,000,000, $0.997 per share. The Series B Preferred Stock shall be convertible to a number of shares of common stock equal to the price of the Series B Preferred Stock divided by the par value of the Series B Preferred Stock. The option to convert the shares of Series B Preferred Stock may not be exercised until three months following the issuance of the Series B Preferred Stock to the recipient shareholder. The Series B Preferred Stock shall have ten votes on matters presented to the shareholders of the Company for one share of Series B Preferred Stock held. The initial price of the Series B Preferred Stock shall be $2.50, (subject to adjustment by the Company’s Board of Directors) until such time, if ever, the Series B Preferred Stock are listed on a secondary and/or public exchange.  As of June 30, 2011, no shares of Series B Preferred Stock have been issued.

Issuance of Series A Preferred Stock

In February 2011, the Company issued three (3) shares of non-convertible Series A preferred stock valued at $329,000 per share, or $987,000 in aggregate, for voting purposes only, to the three (3) members of the management team at one share each. The issued and outstanding shares of the Series A preferred stock are not convertible to common stock and have voting rights equal to eighty percent (80%) of the total issued and outstanding shares of the Company's common stock (see Note 11). This effectively provided them, upon retention of their Series A Preferred Stock, voting control on matters presented to the shareholders of the Company. For the six months ended June 30, 2011, the Company expensed $987,000 in stock based compensation expense related to the issuance of the shares.

Common Stock

In February 2011, an  increase of the authorized shares of the Company’s common stock from one hundred million (100,000,000) to five hundred million (500,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to the Company’s Certificate of Incorporation with the Wyoming Secretary of State.

Issuance of Common Stock for Services

In November 2009, the Company executed a website development agreement with a consultant whereby the consultant will provide website design and development services to the Company. As compensation for the services, the consultant received a deposit fee of $3,750 and shall receive additional milestone fees in the total amount of $3,750. As additional compensation, the consultant received 46,875 shares of the Company’s common stock, valued at $0.08 per share. Upon project completion, the consultant shall receive an additional 46,875 shares of the Company’s common stock.The Company has recorded $9,000 as prepaid expenses, recorded in 2009, relating to the deposit paid, the shares issued and the next milestone invoice, respectively (see Note 12).

In December 2009, the Company entered into a retainer agreement with an attorney, whereas the attorney will act as house counsel for the Company with respect to all general corporate matters.  The agreement is at will and required a payment of 100,000 shares of common stock, valued at $0.05 per share, due upon execution. Commencing on January 1, 2010, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market.  In December 2009, the Company issued 100,000 shares of common stock, valued at $5,000, all of which has been expensed as legal fees, related to the agreement (see Note 12). For the six months ended June 30, 2011 and 2010, the Company issued 15,000 shares of common stock, valued at $460, and 15,000 shares of common stock, valued at $593, respectively, all of which have been expensed as legal fees, related to the agreement.

In February 2011, the Company entered into a consultant agreement with an investor services firm whereby the consultant will serve as an investment consultant to the Company. The term of the agreement was three months. For acting in this role, the consultant received 334,000 shares of the Company’s common stock, valued at $20,040, in February 2011, 333,000 shares of the Company’s common stock, valued at $8,325, in March 2011 and 333,000 shares of the Company’s common stock, valued at $8,991, in April 2011, all of which has been expensed as consulting fees. The Company terminated the agreement in May 2011 (see Note 12).

In April 2011, the Company entered into a marketing advisory and financial agreement with a marketing firm whereby the consultant will serve as a marketing and financial advisor to the Company. The agreement shall terminate on April 1, 2012. For acting in this role, the consultant received 5,000,000 shares of the Company’s common stock, valued at $130,000, in April 2011, which has been expensed as consulting fees. The consultant also received warrants to purchase 6,500,000 shares of the Company’s common stock in April 2011. The warrants are exercisable at $0.06 per share for 2,000,000 shares, $0.11 per share for 2,000,000 shares, $0.16 per share for 1,500,000 shares and $0.26 per share for 1,000,000 shares. The warrants are only exercisable if certain contractual thresholds are met as of June 1, 2012 (see Note 12).

Issuance of Common Stock for Financing

In January 2009, the Company executed a promissory note for $225,000, bearing interest at 10% per annum, maturing on January 23, 2012. Per the terms of the promissory note, the note holder of a $100,000 convertible note, executed in July 2008, rolled the convertible note balance and accrued interest owed into a purchase of nine units with each unit consisting of a 10% promissory note of $25,000 for a total of $225,000 and 82,000 shares of the Company’s common stock, valued at $0.06, for a total of 738,000 shares of common stock. An additional loan to the Company, in January 2009, of $100,000 by the note holder was included as part of the purchase of the nine units (see Notes 5 and 6). The shares were issued in February 2009. For the six months ended June 30, 2011 and 2010, the Company expensed $11,070 and $11,070, respectively, of financing expenses related to the shares.

In March 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on March 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The shares were issued in April 2009. For the six months ended June 30, 2011 and 2010, the Company expensed $833 and $833, respectively, of financing expenses related to the shares (see Notes 6 and 12).

In April 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on April 10, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. For the six months ended June 30, 2011 and 2010, the Company expensed $833 and $833, respectively, of financing expenses related to the shares (see Notes 6 and 12).

In May 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on May 27, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The shares were issued in June 2009. For six months ended June 30, 2011 and 2010, the Company expensed $500 and $500, respectively, of financing expenses related to the shares (see Note 6).

In June 2009, the Company executed a promissory note for $25,000, bearing interest at 10% per annum, maturing on June 8, 2012. Per the terms of the promissory note, the note holder purchased one unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in June 2009. For the six months ended June 30, 2011 and 2010, the Company expensed $250 and $250, respectively, of financing expenses related to the shares (see Note 6).

In June 2009, the Company executed a promissory note for $75,000, bearing interest at 10% per annum, maturing on June 12, 2012. Per the terms of the promissory note, the note holder purchased three units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 150,000 shares of common stock. The shares were issued in August 2009. For the six months ended June 30, 2011 and 2010, the Company expensed $1,000 and $1,000, respectively, of financing expenses related to the shares (see Note 6).

In July 2009, the Company executed a promissory note for $35,000, bearing interest at 10% per annum, maturing on July 14, 2012. Per the terms of the promissory note, the note holder purchased 1.4 units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 70,000 shares of common stock. The shares were issued in August 2009. For the six months ended June 30, 2011 and 2010, the Company expensed $467 and $467, respectively, of financing expenses related to the shares (see Note 6).

In August 2009, the Company executed a promissory note for $25,000, bearing interest at 10% per annum, maturing on August 18, 2012. Per the terms of the promissory note, the note holder purchased one unit consisting of a 10% promissory note of $25,000 and 75,000 restricted shares of the Company’s common stock, at market price. The shares were issued in August 2009. For the six months ended June 30, 2011 and 2010, the Company expensed $500 and $500, respectively, of financing expenses related to the shares (see Note 6).

In September 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on September 2, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. For the six months ended June 30, 2011 and 2010, the Company expensed $917 and $917, respectively, of financing expenses related to the shares (see Notes 6 and 12).

In October 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on October 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 82,000 restricted shares of the Company’s common stock, valued at $0.10 per share, for a total of 164,000 shares of common stock. The shares were issued in November 2009. For the six months ended June 30, 2011 and 2010, the Company expensed $2,733 and $2,733, respectively, of financing expenses related to the shares (see Note 6).

In October 2009, the Company executed a promissory note for $18,750, bearing interest at 10% per annum, maturing on October 27, 2012. Per the terms of the promissory note, the note holder purchased three/fourths of one unit with each unit consisting of a 10% promissory note of $25,000 and 133,333 restricted shares of the Company’s common stock, valued at $0.10 per share, for a total of 100,000 shares of common stock. For the six months ended June 30, 2011 and 2010, the Company expensed $1,667 and $1,667, respectively, of financing expenses related to the shares (see Note 6).

In December 2009, the Company executed a promissory note for $7,500, bearing interest at 10% per annum, maturing on December 4, 2012. As consideration for executing the note, the Company issued 150,000 shares of restricted common stock, valued at $0.10 per share, to the note holder. For the six months ended June 30, 2011 and 2010, the Company expensed $2,500 and $2,500, respectively, of financing expenses related to the shares (see Note 6).

In March 2010, the Company executed a promissory note for $50,000 with its CEO, bearing interest at 10% per annum, maturing on April 30, 2010. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, valued at $0.025 per share, for a total of 100,000 shares of common stock. For the six months ended June 30, 2011 and 2010, the Company expensed $0 and $2,500, respectively, of financing expenses related to the shares (see Note 7). In May 2010, the maturity date was extended to October 31, 2010.

In April 2010, the Company executed a promissory note for $80,000, bearing interest at 10% per annum, maturing on July 23, 2010. As consideration for executing the note, the Company issued 500,000 shares of restricted common stock, valued at $0.021 per share, to the note holder. For the six months ended June 30, 2011 and 2010, the Company expensed $0 and $10,500, respectively, of financing expenses related to the shares (see Note 6).

In May 2010, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on May 21, 2013. As consideration for executing the note, the Company issued 200,000 shares of restricted common stock, valued at $0.009 per share, to the note holder. For the six months ended June 30, 2011 and 2010, the Company expensed $300 and $50, respectively, of financing expenses related to the shares (see Notes 6 and 12).

Sale of Shares of Common Stock

In June 2011, the Company sold to two individuals certain units which contained common stock. The Company issued 3,000,000 shares of its common stock at $0.02 per share.

Sale of Warrants for Cash and Exercise of Warrants

In March 2011, the Company sold warrants to purchase 12,250,000 shares of common stock to four unrelated individuals for $76,563 in cash. The warrants are exercisable at $0.03 per share and expire in March 2016.

In April 2011, the Company sold warrants to purchase 5,000,000 shares of common stock to an unrelated party for $31,250 in cash. The warrants are exercisable at $0.03 per share and expire in April 2016.

In April 2011, in accordance with a warrant purchase agreement executed with a consulting group, the Company issued warrants to purchase 50,000,000 shares of common stock to three unrelated parties for cash considerations in the amount of $445,000, of which the company received $131,000 in April 2011, $57,500 in May 2011 and $74,000 in June 2011. Each party received warrants exercisable at $0.02 per share for 10,000,000 shares, $0.04 per share for 10,000,000 shares, $0.08 per share for 10,000,000 shares, $0.12 per share for 10,000,000 and $0.15 per share for 10,000,000 shares. All of the warrants expire in April 2014 (see Note 14).

In April 2011, the Company issued 800,000 restricted shares of its common stock, valued at $0.025 per share, and issuable to an individual for the exercise of warrants for cash.

Issuance of Warrants for Financing and Services

In connection with consultant agreements, the Company issued warrants for 11,500,000 shares to consultants, all of which have been earned upon issuance, for the six months ended June 30, 2011. The fair value of these warrants granted, estimated on the date of grant using the Black-Scholes option-pricing model, was $481,100, which has been recorded as consulting expenses.

The table below summarizes the Company’s warrant activities through June 30, 2011:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance Contractual Term	Intrinsic Value (in thousands)
Balance, January 1, 2010	2,068,467	$0.10 - $ 10.00	$0.580	$878,665	$ ---
Granted	121,700,000	$0.004 - $ 0.03	$0.030	$436,980	$ ---
Exercised	800,000	0.004	$0.004	$3,000	$ ---
Balance, December 31, 2010	122,968,467	$0.004 - $ 10.00	$0.039	$1,312,645	$ ---
Granted	78,750,000	$0.03	$0.030	$376,563	$ ---
Exercised	-	-	$-	$-	$ ---
Balance, June 30, 2011	201,718,467	$0.004 - $ 10.00	$0.052	$2,346,558	$ ---
Earned and Exercisable, June 30, 2011	201,718,467		$0.052	$2,346,558	$ ---

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2011:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$10.00	8,050	5.00	$10.000	8,050	$10.000
$1.00 - $5.50	281,417	2.00	2.444	281,417	2.444
$0.004 - $0.80	201,429,000	5.00	0.071	201,429,000	0.071

	201,718,467	4.00	$0.052	201,718,467	$0.052

NOTE 11 -

STOCK BASED COMPENSATION

2004 Equity Incentive Plan

In September 2004, the stockholders approved the Equity Incentive Plan for its employees (“Incentive Plan”), effective April 1, 2004. The number of shares authorized for issuance under the Incentive Plan was increased to 10,000,000 in September 2006, 15,000,000 in March 2007, 20,000,000 in June 2007, 100,000,000 in December 2007 and 200,000,000 in April 2011, by unanimous consent of the Board of Directors prior to 2011 and by majority consent of the Board of Directors in 2011. In August 2008, the Company repurchased, at no cost, employee stock options totaling 1,111,791 shares of common stock from twelve (12) employees as a result of a voluntary tender by the employees.  The exercise price of the cancelled options ranged from $0.15 per share to $10.00 per share.

Option shares totaling 142,500 vested equally over a three year period beginning one-year from the date of grant, option shares totaling 200,000 vested in one-third increments of six months each over an eighteen month period from the date of grant, option shares totaling 1,084,797 vested over a one (1) year period from the date of grant, option shares totaling 5,750,012 vested over a three (3) month period from the date of grant, option shares totaling 125,000,000 vest over an eight (8) month period and option shares totaling 7,850,000 vested upon issuance.  At June 30, 2011, 59,972,691 shares were available for future issuance.

The table below summarizes the Company’s Incentive Plan stock option activities through June 30, 2011:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Weighted Average Remaining (in years) Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2010	5,527,297	$0.08 - $ 10.00	$0.175		$ ---
Granted	64,500,012	$0.0025 - $ 0.02	$0.004		$ ---
Cancelled	-	-	$-		$ ---
Balance, December 31, 2010	70,027,309	$0.0025 - $10.00	$0.018		$ ---
Granted	70,000,000	-	$-		$ ---
Balance, June 30, 2011	140,027,309	$0.0025 - $10.00	$0.014		$ ---
Vested and Exercisable, June 30, 2011	89,402,447		$0.014		$ ---

As of June 30, 2011, an aggregate of 140,027,309 options were outstanding under the incentive plan.  The exercise price for 37,500 options is $10.00, for 105,000 options is $1.00, for 9,231 is $0.375, for 15,705 is $0.24, for 16,388 options is $0.23, for 325,577 options is $0.20, for 171,131 options is $0.17, for 259,743 options is $0.15, 4,587,022 options is $0.08, for 2,000,012 options is $0.02, for 70,000,000 options is $0.01, for 7,500,000 options is $0.0085, for 13,000,000 options is $$0.006 and for 42,000,000 options is $0.0025.

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

At June 30, 2011, there were 89,402,447 vested incentive plan stock options outstanding of which 36,750,000 options are exercisable at $0.0025, 11,375,000 options are exercisable at $0.006, 7,500,000 options are exercisable at $0.0085, 26,250,000 options are exercisable at $0.01, 2,000,012 options are exercisable at $0.02, 4,587,022 options are exercisable at $0.08, 259,743 options are exercisable at $0.15, 171,131 options are exercisable at $0.17, 325,577 options are exercisable at $0.20, 16,388 options are exercisable at $0.23, 15,705 options are exercisable at $0.24, 9,231 options are exercisable at $0.375, 105,000 options are exercisable at $1.00 and 37,638 options are exercisable at $10.00.

As of June 30, 2011, there was $1,324,954 of unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 12 months.

The following table summarizes information concerning outstanding and exercisable Incentive Plan options as of June 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$10.000	37,500	6.00	$10.000	37,500	$10.000
$1.000	105,000	7.00	1.000	105,000	1.000
$0.0025 - $0.375	139,884,809	5.00	0.006	89,259,947	0.006

	140,027,309	5.00	$0.014	89,402,447	$0.014

Non-Incentive Plan Stock Option Grants

As of June 30, 2011, an aggregate of 2,761,889 non-plan, non-qualified options for non-employees were outstanding. The exercise price for 2,000,000 options (granted in December 2010) is $0.006, for 760,000 options is $3.60 and for 1,889 options is $9.00, yielding a weighted average exercise price of $1.001.

As of June 30, 2010, an aggregate of 761,889 non-plan, non-qualified options for non-employees were outstanding. The exercise price for 760,000 options is $3.60 and for 1,889 options is $9.00, yielding a weighted average exercise price of $3.613.

At June 30, 2011, there were 2,511,889 vested non-plan, non-qualified stock options outstanding of which 1,750,000 options are exercisable at $0.006, 760,000 options are exercisable at $3.60 and 1,889 options are exercisable at $9.00.

As of June 30, 2011, there was $6,250 of unrecognized compensation cost related to unvested, non-plan, non-qualified share-based compensation arrangements that is expected to be recognized over a weighted-average period of 12 months.

NOTE 12 -

COMMITMENTS AND CONTINGENCIES

Payroll Taxes

As of June 30, 2011, the Company owes $53,901 of payroll taxes, of which approximately $45,000 are delinquent from the year ended December 31, 2003. The Company has also recorded $32,462 of related estimated penalties and interest on the delinquent payroll taxes.  Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available.

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

In February 2011, the Company entered into a consultant agreement with an investor services firm whereby the consultant will serve as an investment consultant to the Company. The term of the agreement was three months. The agreement called for the issuance of 334,000 shares of the Company’s common stock upon execution and 333,000 shares of the Company’s common stock for each of the two subsequent term months (see Note 10). The Company terminated the agreement in May 2011.

In April 2011, the Company entered into a marketing advisory and financial agreement with a marketing firm whereby the consultant will serve as a marketing and financial advisor to the Company. The agreement shall terminate on April 1, 2012. For acting in this role, the consultant received 5,000,000 shares of the Company’s common stock in April 2011. The consultant also received warrants to purchase 6,500,000 shares of the Company’s common stock in April 2011. The warrants are exercisable at $0.06 per share for 2,000,000 shares, $0.11 per share for 2,000,000 shares, $0.16 per share for 1,500,000 shares and $0.26 per share for 1,000,000 shares. The warrants are only exercisable if certain contractual thresholds are met as of June 1, 2012 (see Note 10).

Settlement Agreement

In April 2009, the Company executed a settlement agreement with its former President whereby the Company has agreed to make monthly payments of $7,500, beginning in June 2009, in order to repay promissory notes, accrued interest, deferred payroll and expenses in the amount of $139,575 owed to its former President. The Company paid an initial installment payment of $12,500 to its former President in April 2009. The company paid an installment payment of $7,500 to its former President in September 2009. In September 2009, the Company executed an amendment to the settlement agreement whereby the payment terms and amount were revised. Effective September 2009, the Company shall make a $2,500 payment to its former President per Company payroll period. In the event the Company does not process a full payroll, the Company shall pay a proportionate percentage of the payment owed equal to the percentage of the total Company net payroll amount paid. For the six months ended June 30, 2011 and 2010, the Company paid $10,000 and $17,500, respectively, to its former President per the terms of the agreement and amendment. All of the 2010 payments and $3,900 in payments made in the six months ended June 30, 2011, made in accordance with the agreement and subsequent amendment, were applied to the February 2008 promissory note balance owed to the Company’s former President (see Note 7). As of March 31, 2011, the note balance was paid in full. Payments made in the six months ended June 30, 2011, made in accordance with the agreement and subsequent amendment, totaling $21,100 were applied to the open payables balance owed to the Company’s former President.

Loan Repayment Agreement

In April 2009, the Company signed an agreement whereby two promissory notes executed with an unrelated company shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company. In September 2009, the Company executed an additional promissory note with the unrelated company that is included in the loan repayment agreement. In May 2010, the Company executed an additional promissory note with the unrelated company that is included in the loan repayment agreement. For the six months ended June 30, 2011 and 2010, sales proceeds of $13,866 and $24,970, respectively, were applied to the balance of the notes (see Notes 6 and 10).

Assignment

In July 2010, the Company assigned the proceeds from a June 2010 invoice in the amount of $12,206 to an unrelated party. The Company received $11,456, net of the assignment fee of $750, in July 2010 from the assignee. The Company received the invoice payment in August 2010 and repaid the full assignment amount to the assignee.

In October 2010, the Company assigned the proceeds of six of the Company’s open receivables invoices, in the total amount of $20,761, to its CEO. The assignment was non-interest bearing and fee free with a due date for repayment of November 20, 2010. Partial repayments of the assignment were made in October 2010 for $4,218 and November 2010 for $4,125. The due date of the assignment has been extended to September 30, 2011 (see Note 7). The Company is pursuing an extension.

Due to Factor

In March 2007, the Company entered into a sale and subordination agreement with a factoring firm whereby the Company sold its rights to two invoices, from February 2007 and March 2007, totaling $470,200 to the factor.  Upon signing the agreement and providing the required disclosures, the factor remitted 65%, or $144,440, of the February 2007 invoice and a certain percentage of $53,010 of the March 2007 invoice to the Company.  The Company paid a $500 credit review fee to the factor relating to the agreement.  Per the terms of the agreement, once the Company’s client remits the invoice amount to the factor, the factor deducts a discount fee from the remaining balance of the factored invoices and forwards the net proceeds to the Company.  The discount fee is computed as a percentage of the face amount of the invoice as follows: 2.25% fee for invoices paid within 30 days of the down payment date with an additional 1.125% for each 15 day period thereafter. In September 2007, the February 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In December 2007, the March 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In February 2008, the Company and the factor have agreed to a total settlement amount of $75,000 to be paid by the Company to the factor in September 2008 unless both parties mutually agree to extend the due date. In September 2008, the Company and the factor reached a verbal agreement to extend the due date to December 31, 2008. The Company is pursuing an extension. As of June 30, 2011, the balance due to the factor by the Company was $209,192 including interest.

NOTE 13 -

CONCENTRATION OF CREDIT RISK

Customers and Credit Concentrations

Revenue concentrations for the six months ended June 30, 2011 and 2010 and the receivables concentrations at June 30, 2011 and December 31, 2010 are as follows:

	Net Sales for the Six Months Ended		Accounts receivable at
	June 30, 2011	June 30, 2010	June 30, 2011	December 31, 2010
Customer A	35.0%	-%	-%	8.0%
Customer B	22.8%	21.5%	21.6%	22.8%
Customer C	11.6%	11.9%	43.9%	-%
Customer D	9.0%	0.9%	22.1%	49.6%
Customer E	8.7%	23.9%	6.5%	12.9%
	87.1%	58.2%	94.1%	93.3%

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

Notes Payable

In July 2011, the Company assigned an August 2008 StrikeForce Investor Group note, in the amount of $50,000 with accrued in interest of $15,000, to an unrelated party. The Company executed a promissory note with the unrelated party in the amount of $57,500, bearing interest at 10% per annum, maturing on December 31, 2011. The Company also issued 6,500,000 unrestricted shares of its common stock to the unrelated party as consideration for the note purchase agreement. (see Note 6).

Conversion of Convertible Secured Notes Payable to Shares of Common Stock

Steeltown converted $7,518 and $1,521 of the April 23, 2009 debenture (as assigned by YA Global on December 23, 2010) into 9,884,404 and 2,000,000 shares of the Company’s common stock in July and August 2011, respectively, pursuant to the terms of the Securities Purchase Agreement and the subsequent amendments to the assignment agreement (see Note 8).

Sale of Warrants for Cash

The company received $14,280 in July 2011 per the terms of a warrant purchase agreement executed with a consulting group executed in April 2011 (see Note 10).

Consulting Agreement

In July 2011, the Company issued 1,250,000 restricted shares of its common stock to a consultant per the terms of a consultant agreement with an investor services firm executed in July 2011.

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

Background

StrikeForce.is a software development and services company that offers a suite of integrated computer network security products using proprietary technology. We were organized in August 2001 under New Jersey law as Strike Force Technical Services, Inc. We initially conducted operations as an integrator and reseller of computer hardware and telecommunications equipment and services in December 2002.  We formally memorialized by an agreement in September 2003 in which we acquired certain intellectual property rights and patent pending technology from NetLabs.com, including the rights to further develop and sell their principal technology. In addition, certain officers of NetLabs.com joined our company as officers and directors of our company. We subsequently changed our name to StrikeForce Technologies, Inc., under which we have conducted our business since August 2003. Our strategy is to develop and market our suite of network security products to the corporate, financial, government, insurance, e-commerce and consumer sectors. We plan to grow our business primarily through internally generated sales, rather than by acquisitions. We have no subsidiaries and we conduct our operations from our corporate office in Edison, New Jersey.

We own the exclusive right to license and develop various identification protection software products to protect computer networks from unauthorized access and to protect network owners and users from identity theft.  We have developed a suite of products partly based upon this exclusive license that is targeted to the financial services, e-commerce, corporate, government, healthcare, and consumer sectors. We are a development stage business and have had nominal revenues since our formation. On August 3, 2005, our registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission (the “SEC”) and on December 14, 2005, we received our clearance for quotation on the Over-The-Counter Bulletin Board. On November 2, 2006, we filed a Post-Effective Amendment to our Form SB-2 Registration Statement with the SEC.  The SEC declared our Post-effective Amendment effective on November 8, 2006.

We began our operations in 2001 as a reseller and integrator of computer hardware and iris biometric technology. From the time we started our operations through the first half of 2003, we derived the majority of our revenues as an integrator. In December 2002, upon the acquisition of the licensing rights to certain intellectual property and patent pending technology from NetLabs.com, we shifted the focus of our business to developing and marketing our own suite of security products. Based upon the acquired licensing rights and additional research and development, we have developed various identification protection software products to protect computer networks from unauthorized access and to protect network owners and users from identity theft. The technology developed by our company and used in our GuardedID® product is the subject of a pending patent application. In November 2010, we received notice that the United States Patent Office has issued an official Notice of Allowance for the patent application for the technology relating to our ProtectID® product, titled "Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System" and in January 2011 we were issued the “Out-of-Band” Patent No. 7.870,599.

We completed the development of our ProtectID® platform at the end of June 2006 and we completed the core development of our keyboard encryption and anti-keylogger product, GuardedID®, in December 2006, with continuous enhancements, which is currently being sold and distributed. We continue to seek to locate customers in a variety of ways. These include contracts primarily with value added resellers and distributors (both inside the United States and internationally), direct sales calls initiated by our internal staff, exhibitions at security and technology trade shows, through the media, through consulting agreements, and through our own and agent relationships. Our sales generate revenue either as an Original Equipment Manufacturer (“OEM”) model, through a Hosting/License agreement, bundled with other company’s products or through direct purchase by customers. We price our products for cloud consumer transactions based on the number of transactions in which our software products are utilized. We also price our products for business applications based on the number of users. These pricing models provide our company with one-time, monthly, quarterly and yearly recurring revenue models. We are also generating revenues from annual maintenance contracts, renewal fees and we are experiencing an increase in revenues based upon the execution of various agreements that we have recently closed and are in process to close.

We generated all of our revenues of $149,160 for the six months ended June 30, 2011, and $102,384 for the six months ended June 30, 2010, respectively, from the sales of our security software products. We market our products to financial service firms, e-commerce companies, government agencies and the enterprise market in general, as well as technology service companies that service all the above markets. We seek such sales through our own direct efforts; however, our focus has been primarily through distributors, resellers and third party agents. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in production installations and pilot projects with various distributors, resellers and direct customers, as well as having reached additional reseller agreements with strategic vendors internationally. Our GuardedID® product is also being sold directly to consumers, primarily through the Internet as well as distributors, resellers, third party agents and potential OEM agreements by bundling GuardedID® with their products and, at times, private labeled (providing a value-add to their own products and offerings).

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

We intend to generate revenue through fees for ProtectID® based on consumer volumes of usage in the e-commerce and financial services markets through our Cloud Service, one time per person fees in the enterprise markets which often are for local installations of our product, set-up and recurring transaction fees when the product is accessed in our Cloud Service, yearly maintenance fees, and other one-time fees. We also intend to generate revenues through sales of our GuardedID® product. GuardedID® pricing is for an annual license and we discount for volume purchases. GuardedID® pricing models, especially when bundling through OEM contracts, include monthly and quarterly recurring revenues. We also provide our clients a choice of operating our ProtectID® software internally by licensing or through our Cloud Service. GuardedID® requires a download on each and every computer it protects, whether for employees or consumers. We have three GuardedID® products, (i) a standard version which protects browser data entry only, (ii) a premium version which protects almost all the applications running under Microsoft Windows on a computer including Microsoft Office Suite and (iii) an Enterprise version which provides the Enterprise administrative rights to the product’s deployment.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Our significant estimates include the fair value of financial instruments; allowance for doubtful accounts; the carrying value, recoverability and impairment of long-lived assets, including the values assigned to and estimated useful lives of property and equipment, patents and security deposit; interest rate; revenue recognized or recognizable; sales returns and allowances; underlying assumptions to estimate the fair value of warrants and options; income taxes provision and valuation allowance of deferred tax assets; and the assumption that we will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010

Revenues for the three months ended June 30, 2011 were $48,355 compared to $47,534 for the three months ended June 30, 2010, an increase of $821 or 1.7%. The increase in revenues was primarily due to the increase in sales of our GuardedID® keystroke encryption product.

Revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign on fees and recurring transaction revenues. Hardware sales for the three months ended June 30, 2011were $0 compared to $0 for the three months ended June 30, 2010. Software, services and maintenance sales for the three months ended June 30, 2011 were $48,355 compared to $42,107 for the three months ended June 30, 2010, an increase of $6,248. The increase in software, services and maintenance revenues was primarily due to the increase in sales of our GuardedID® keystroke encryption product. Sign on fees for access to our hosted service provider to utilize our cloud transaction model amounted to $0 for three months ended June 30, 2011 compared to $0 for the three months ended June 30, 2010. Transaction revenues from the cloud hosting model were $0 for the three months ended June 30, 2011 and $5,427 for the three months ended June 30, 2010, a decrease of $5,427. The decrease was caused by the phasing out of our ValidateID® product offering, in order to provide greater focus on our GuardedID® keystroke encryption product.

Cost of revenues for the three months ended June 30, 2011 was $5,770 compared to $5,639 for the three months ended June 30, 2010, an increase of $131, or 2.3%. The increase resulted primarily from the increase in sales of our GuardedID® keystroke encryption product. Cost of revenues as a percentage of total revenues for the three months ended June 30, 2011 was 11.9% compared to 11.9% for the three months ended June 30, 2010.

Gross profit for the three months ended June 30, 2011 was $42,585 compared to $41,895 for the three months ended June 30, 2010, an increase of $690, or 1.7%. The increase in gross profit was primarily due to the increase in sales of our GuardedID® keystroke encryption product.

Research and development expenses for the three months ended June 30, 2011 were $79,969 compared to $96,439 for the three months ended June 30, 2010, a decrease of $16,470, or 17.1%. The decrease is primarily attributable to the decrease in engineering resources relating to our GuardedID® keyboard encryption and anti-keylogger technology which is now in full production along with attrition within our R&D staff. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative expenses for the three months ended June 30, 2011 were $1,497,217 compared to $348,127 for the three months ended June 30, 2010, an increase of $1,149,090 or 330%. The increase was due primarily to the increase in stock based compensation expense through the issuance of employee stock options. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, travel costs, non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other (income) expense for the three months ended June 30, 2011 was $91,344 as compared to $1,136,630 for the three months ended June 30, 2010, representing a decrease in other expense of $1,045,286, or 92.0%. The decrease was primarily due to the impairment expense that was incurred in the second quarter of 2010 and the change in the fair value of the derivatives relating to a portion of our secured convertible debenture balance.

Our net loss for the three months ended June 30, 2011 was $1,625,945 compared to a net loss of $1,539,301 for the three months ended June 30, 2010, an increase of $86,644, or 5.6%. The increase in our net loss was due primarily to the increase in stock based compensation expense through the issuance of employee stock options.

SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010

Revenues for the six months ended June 30, 2011 were $149,160 compared to $102,384 for the six months ended June 30, 2010, an increase of $46,776 or 45.7%. The increase in revenues was primarily due to the increase in sales of our GuardedID® keystroke encryption product.

Revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign on fees and recurring transaction revenues. Hardware sales for the six months ended June 30, 2011were $5,094 compared to $565 for the six months ended June 30, 2010, an increase of $4,529. The increase in hardware revenues was primarily due to the increase in our sales of our one-time-password token key-fobs.  Software, services and maintenance sales for the six months ended June 30, 2011 were $144,066 compared to $73,414 for the six months ended June 30, 2010, an increase of $70,652. The increase in software, services and maintenance revenues was primarily due to the increase in sales of our GuardedID® keystroke encryption product. Sign on fees for access to our hosted service provider to utilize our cloud transaction model amounted to $0 for six months ended June 30, 2011 compared to $0 for the six months ended June 30, 2010. Transaction revenues from the cloud hosting model were $0 for the six months ended June 30, 2011 and $28,405 for the six months ended June 30, 2010, a decrease of $28,405. The decrease was caused by the phasing out of our ValidateID® product offering, in order to provide greater focus on our GuardedID® keystroke encryption product.

Cost of revenues for the six months ended June 30, 2011 was $13,858 compared to $28,842 for the six months ended June 30, 2010, a decrease of $14,984, or 52.0%. The decrease resulted primarily from reduced support costs from the phasing out of our ValidateID® product offering. Cost of revenues as a percentage of total revenues for the six months ended June 30, 2011 was 9.3% compared to 28.2% for the six months ended June 30, 2010. The decrease reflects lower support costs for GuardedID® vs. ValidateID®.

Gross profit for the six months ended June 30, 2011 was $135,302 compared to $73,542 for the six months ended June 30, 2010, an increase of $61,760, or 84.0%. The increase in gross profit was primarily due to the reduced support costs from the phasing out of our ValidateID® product offering.

Research and development expenses for the six months ended June 30, 2011 were $163,169 compared to $207,630 for the six months ended June 30, 2010, a decrease of $44,461, or 21.4%. The decrease is primarily attributable to the decrease in engineering resources relating to our GuardedID® keyboard encryption and anti-keylogger technology which is now in full production along with attrition within our R&D staff. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative expenses for the six months ended June 30, 2011 were $3,231,744 compared to $646,656 for the six months ended June 30, 2010, an increase of $2,585,088 or 400%. The increase was due primarily to a one time increase in stock based compensation expense through the issuance of preferred stock in quarter one and the increase in stock based compensation expense through the issuance of employee stock options in quarter two. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, travel costs, non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other (income) expense for the six months ended June 30, 2011 was $295,497 as compared to $1,316,050 for the six months ended June 30, 2010, representing a decrease in other expense of $1,020,553, or 77.6%. The decrease was primarily due to the impairment expense that was incurred in the second quarter of 2010 and the change in the fair value of the derivatives relating to a portion of our secured convertible debenture balance.

Our net loss for the six months ended June 30, 2011 was $3,555,108 compared to a net loss of $2,096,794 for the six months ended June 30, 2010, an increase of $1,458,314, or 70.0%. The increase in our net loss was due primarily to the one time increase in stock based compensation expense through the issuance of preferred stock in quarter one and the increase in stock based compensation expense through the issuance of employee stock options in quarter two.

Liquidity and Capital Resources

Our total current assets at June 30, 2011 were $50,882, including $13,361 in cash as compared with $36,275 in total current assets at June 30, 2010, which included cash of $3,567. Additionally, we had a stockholders’ deficiency in the amount of $10,300,471 at June 30, 2011 as compared to a stockholders’ deficiency of $10,095,023 at June 30, 2010. The increase in the deficiency is a result of our net losses and funded through an increased debt position from convertible debentures and promissory notes rather than the sale of stock. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties, such as our directors, and from the proceeds of debt and equity financing. The liabilities include a computed liability for the fair value of derivatives of $437,015, which will only be realized on the conversion of the derivatives, or settlement of the debentures.

We financed our operations during the six months ended June 30, 2011 through debt financing, recurring revenues from our ProtectID® and ValidateID® hosting platforms, and sales of our GuardedID® keystroke encryption technology. Management anticipates that we will continue to rely on debt and/or equity financing, at least in the near future, to finance our operations. While there will be a substantial percentage of our sales from our GuardedID® product, there are a limited number of customers for our other products, and we will therefore continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market grows, management believes, but cannot guarantee, we will attain greater numbers of customers and the concentrations would then diminish. Until this is accomplished, management will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing commitments of capital expenditures and until our sales revenue can provide greater liquidity.

The number of common shares outstanding increased from 43,400,624 shares at the six months ended June 30, 2010 to 153,434,464 at the six months ended June 30, 2011, an increase of 254%. The increase in the number of common shares outstanding was due to common shares issued related to financing and consulting obligations and the common shares issued for debt conversion.

We have historically incurred losses and we anticipate, but cannot guarantee, that we will not generate any significant revenues until the fourth quarter of 2011. Our operations presently require funding of approximately $85,000 per month. Management believes, but cannot provide assurances, that we will be cash flow positive by the end of 2011, based on recently executed and announced contracts and potential contracts we anticipate closing throughout 2011 in the financial industry, technology, insurance, enterprise, healthcare, government, and consumer sectors in the United States, Latin America, Europe and Asia. There can be no assurance, however, that the sales anticipated will materialize or that we will achieve the profitability we have forecasted.

At June 30, 2011, $542,588 in aggregate principal amount of the Citco Global Custody NV (“Citco Global”) debentures, as assigned by YA Global and Highgate in April 2009 (see below), were issued and outstanding.

At June 30, 2011, $66,479 in aggregate principal amount of the Steeltown Consulting Group, LLC (“Steeltown”) debentures, as assigned (see below) remained outstanding.

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

In April 2011, we exercised our right of redemption by retiring the PMI Technologies, Inc. portion of the debenture for a payment of $93,248.48 in April 2011.

In April 2011, we executed an amendment to the PMI assignment agreement whereby we assigned the remaining open portion of the debenture, in the amount of $85,805, to Steeltown Consulting Group, LLC (“Steeltown”) and its assignees. Additionally, the conversion price was modified to a fixed price of $0.0007603 per share. The amendment also called for us to make available to the note holders the opportunity to offer financing to our company through the sale of a total of 50,000,000 three year warrants exercisable into shares of our common stock as a ladder at $0.02, $0.04, $0.08, $0.12, $0.15 each per share for each ten million warrants equally distributed among the warrant holders.

In May 2011, we executed an amendment to the April 2011 Steeltown assignment agreement whereby we further assigned the remaining open portion of the debenture, in the amount of $82,003, to Steeltown and its assignees.

During the six months ended June 30, 2011, PMI converted $47,561, $53,092, $73,040 and $11,379 of the April 23, 2009 debenture (as assigned by YA Global on December 23, 2010) into 10,449,389, 11,664,549, 16,047,276 and 2,500,000 shares of the Company’s common stock in January, February, March and April 2011, respectively, pursuant to the terms of the Securities Purchase Agreement.

During the six months ended June 30, 2011, Steeltown converted $5,702 and $13,624 of the April 23, 2009 debenture (as assigned by YA Global on December 23, 2010) into 7,499,671 and 17,919,702 shares of the Company’s common stock in May and June 2011, respectively, pursuant to the terms of the Securities Purchase Agreement.

After the six months ended June 30, 2011, Steeltown converted $7,518 and $1,521 of the April 23, 2009 debenture (as assigned by YA Global on December 23, 2010) into 9,884,404 and 2,000,000 shares of the Company’s common stock in July and August 2011, respectively, pursuant to the terms of the Securities Purchase Agreement and the subsequent amendments to the assignment agreement.

During the six months ended June 30, 2011, we repaid a total of $23,866 of unsecured notes to one unrelated party.

During the six months ended June 30, 2011, we issued unsecured notes in an aggregate total of $2,800 to one related party. Additionally, during the six months ended June 30, 2011, we repaid a total of $6,600 of unsecured notes to two related parties.

Summary of Funded Debt

As of June 30, 2011 our company’s open unsecured promissory note balance was $2,424,497, net of discount on promissory notes of $12,117, listed as follows:

•

$18,750 to an unrelated individual

•

$345,000 to an unrelated individual – current portion = $295,000

•

$105,364 to an unrelated company

•

$210,000 to an unrelated company – current portion = $150,000

•

$7,500 to an unrelated individual

•

$1,750,000 to twenty unrelated individuals through term sheet with the SIG – current portion

As of June 30, 2011, our company’s open unsecured related party promissory note balances were $722,638, listed as follows:

•

$722,638 to our CEO – current portion

As of June 30, 2011, our company’s open convertible secured note balances were $554,846, net of discount on convertible secured notes of $54,221, listed as follows:

•

$542,588 to Citco Global (as assigned in 04/09 by YA Global and Highgate) – current portion

•

$66,479 to Steeltown (as assigned in 12/10 by YA Global, and further assigned in April and May 2011)

As of June 30, 2011, our company’s open convertible note balances were $1,144,873, net of discount on convertible notes of $639, listed as follows:

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

•

$50,000 to two unrelated individuals (12/09 unsecured debentures)

•

$30,000 to an unrelated company (03/10 unsecured debenture)

As of June 30, 2011, our company’s open convertible note balances - related parties were $419,255, listed as follows:

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

We are assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses of $3,555,108 for the six months ended June 30, 2011, compared to a net operating loss of $2,096,794 for the six months ended June 30, 2010. At June 30, 2011, the Company's accumulated deficit was $26,589,134 and its working capital deficiency was $9,456,730. Additionally, for the six months ended June 30, 2011, we had negative cash flows from operating activities of $470,062. Since our inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business may require additional capital. These conditions raise substantial doubt about our ability to continue as a going concern.

We have issued three-year and two-year secured debentures in 2004 and 2005 that are convertible into shares of our common stock to YA Global Investments, LP and Highgate House Funds, Ltd., respectively. In April 2009, YA Global notified the Company that the April 2005 YA Global and May 2005 Highgate secured convertible debentures, related documents and the subsequent forbearance agreements have been assigned to Citco Global Custody NV as of April 24, 2009. Additionally, we have issued a two-year secured debenture in 2009 that is convertible into shares of our common stock to YA Global. Under the terms of the secured debentures, we are restricted in our ability to issue additional securities as long as any portion of the principal or interest on the secured debentures remains outstanding. In December 2010, the balance of the YA Global April 2009 secured convertible debenture, after conversions, of $231,320, the principal balance due of the YA Global May 2006 promissory note of $100,000 and the accrued interest owed on the promissory note of $32,806.15 was assigned to PMI. The total amount assigned to PMI was $364,126. In April 2011, we exercised our right of redemption by retiring the PMI Technologies, Inc. portion of the debenture for a payment of $93,248.48. In April 2011, we executed an amendment to the PMI assignment agreement whereby we assigned the remaining open portion of the debenture, in the amount of $85,805, to Steeltown and its assignees. Additionally, the conversion price was modified to a fixed price of $0.0007603 per share in consideration of Steeltown and its assignees buying out PMI. In May 2011, we executed an amendment to the April 2011 Steeltown assignment agreement whereby we further assigned the remaining open portion of the debenture, in the amount of $82,003, to Steeltown and its assignees.

Currently, management is attempting to generate sufficient revenues and improve gross margins by a revised sales strategy that was implemented in the second quarter of 2009. In principle, the Company is redirecting its sales focus from direct sales to domestic and international channel sales, where our company is primarily selling through a channel of Distributors, Value Added Resellers, Strategic Partners and Original Equipment Manufacturers. The revenues from this approach are more lucrative than selling direct, however, this approach also has a longer duration to market, due to the increase in sales volume of GuardedID® and ProtectID® through these channel partners. This strategy is starting to shows signs of success and should increase the Company’s sales and revenues allowing us to mitigate future losses. In addition, management has raised funds through convertible debt instruments and the sale of equity in order to alleviate the working capital deficiency. Through the utilization of the capital markets, management is seeking to locate the additional funding necessary to continue to expand and enhance its growth; however, no assurance can be given that we will be able to increase revenues or raise additional capital.  We expect to continually increase our customer base and realize increased revenues from recently signed contracts. We also expect to receive additional financing.  Therefore we are assuming that we will continue as a going concern.

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

Discount on Debt

We have allocated the proceeds received from convertible debt instruments between the underlying debt instruments and have recorded the conversion feature as a liability in accordance with paragraph 815-15-25-1 of the FASB Accounting Standards Codification. The conversion feature and certain other features that are considered embedded derivative instruments, such as a conversion reset provision, a penalty provision and redemption option, have been recorded at their fair value within the terms of paragraph 815-15-25-1 of the FASB Accounting Standards Codification as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown on the Statement of Operations. We also recorded the resulting discount on debt related to the common stock purchase warrants and conversion features and amortize the discount using the effective interest rate method over the life of the debt instruments.

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

Embedded Beneficial Conversion Feature of Convertible Instruments

In April 2011, we executed an amendment to the PMI assignment agreement whereby we assigned the remaining open portion of the PMI debenture, in the amount of $85,805, to Steeltown Consulting Group, LLC (“Steeltown”) and its assignees. Additionally, the conversion price was modified to a fixed price of $0.0007603 per share in consideration of Steeltown and its assignees buying out PMI.

We recognized and measured the embedded beneficial conversion feature of the convertible instruments by allocating a portion of the proceeds from the convertible instruments equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value of the embedded beneficial conversion feature was calculated at the commitment date as the difference between the conversion price and the fair value of the securities into which the convertible instruments were convertible. We recognized the intrinsic value of the embedded beneficial conversion feature of the convertible notes so computed as interest expense.

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

Related Parties

We follow subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved b.  description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and Contingencies

We follow subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  We assess such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in such proceedings, we evaluate the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our consolidated financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect our business, financial position, and results of operations or cash flows.

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

Carrying Value, Recoverability and Impairment of Long-lived Assets

We have adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. Our long-lived assets, which include property and equipment, website development cost and patents are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable or the useful lives are shorter than originally estimated.

We assess the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, whichever is more reliably measurable. If long-lived assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives.

The key assumptions used in management’s estimates of projected cash flow deal largely with forecasts of sales levels, gross margins, and operating costs.  These forecasts are typically based on historical trends and take into account recent developments as well as management’s plans and intentions.  Factors, such as increased competition or a decrease in the desirability of our products, could lead to lower projected sales levels, which would adversely impact cash flows.  A significant change in cash flows in the future could result in an impairment of long lived assets.

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

Management does not believe that the above nor any other recently issued, but not yet effective accounting pronouncements, as or if adopted, has or would have a material effect on the accompanying consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, June 30, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2011, PMI converted $11,379 of the April 23, 2009 debenture (as assigned by YA Global on December 23, 2010) into 2,500,000 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversion was made on April 14, 2011.

In April 2011, the Company issued 333,000 shares of its common stock, valued at $0.027 per share, to a consultant as a compensation for services rendered per the terms of an investor relations agreement executed in February 2011.

In April 2011, the Company issued 5,000,000 shares of its common stock, valued at $0.026 per share, to a consultant as a compensation for services rendered per the terms of a marketing advisory agreement executed in April 2011.

In April 2011, the Company issued 800,000 restricted shares of its common stock, valued at $0.025 per share, and issuable to an individual for the exercise of warrants for cash.

In April 2011, the Company sold warrants to purchase 5,000,000 shares of common stock to an unrelated party for cash in the amount of $31,250. The warrants are exercisable at $0.03 per share and expire in April 2016.

In April 2011, in accordance with a warrant purchase agreement executed with a consulting group, the Company issued warrants to purchase 50,000,000 shares of common stock to three unrelated parties for cash considerations in the amount of $445,000, of which the company received $131,000 in April 2011, $57,500 in May 2011 and $74,000 in June 2011. Each party received warrants exercisable at $0.02 per share for 10,000,000 shares, $0.04 per share for 10,000,000 shares, $0.08 per share for 10,000,000 shares, $0.12 per share for 10,000,000 and $0.15 per share for 10,000,000 shares. All of the warrants expire in April 2014.

In April 2011, in accordance with an agreement executed with a consultant, the Company issued warrants to purchase 6,500,000 shares of its common stock to the consultant. The warrants are exercisable at $0.06 per share for 2,000,000 shares, at $0.11 per share for 2,000,000 shares, at $0.16 per share for 1,500,000 shares and $0.26 per share for 1,000,000 shares, and expire in April 2014.

In April 2011, the Company issued stock options to purchase 70,000,000 shares of common stock to seven employees. The options were issued in accordance with the Company’s 2004 Equity Incentive Plan. The options are exercisable at $0.01 per share and expire in April 2016. The shares vest 50% after four months and 50% after an additional four months.

In May 2011, Steeltown converted $5,702 of the April 23, 2009 debenture (as assigned by YA Global on December 23, 2010) into 7,499,671 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversions were made on May 3, 2011 with $3,802 converted into 5,000,657 shares and on May 25, 2011 with $1,900 converted into 2,499,014 shares.

In June 2011, the Company issued 7,500 shares of its common stock, valued at $0.0263 per share, and issuable to a law firm as compensation for general counsel legal services rendered.

In June 2011, Steeltown converted $13,624 of the April 23, 2009 debenture (as assigned by YA Global on December 23, 2010) into 17,919,702 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversions were made on June 3, 2011 with $3,041 converted into 4,000,000 shares, on June 6, 2011 with $3,740 converted into 4,919,702 shares, on June 8, 2011 with $3,802 converted into 5,000,000 shares and on June 15, 2011 with $3,041 converted into 4,000,000 shares.

In June 2011, the Company sold to two individuals certain units which contained common stock. The Company issued 3,000,000 restricted shares of its common stock at $0.02 per share.

All of the above offerings and sales (excluding conversions) were made in reliance upon the exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933 and/or Section 4(2) of the Securities Act of 1933, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933 and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act of 1933, and agreed to transfer such securities only in a transaction registered under the Securities Act of 1933 or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act of 1933or transferred in a transaction exempt from registration under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

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

STRIKEFORCE TECHNOLOGIES, INC.

Dated: August 22, 2011	By: /s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: August 22, 2011	By: /s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer