Form 10-Q
period 2011-09-30
StrikeForce Technologies Inc.
filed 2011-11-21
CIK 1285543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

X .	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

Large accelerated filer . Non-accelerated filer .	Accelerated filer . Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes       .  No   X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2011
Common stock, $0.0001 par value	217,693,257

Indicate the number of shares outstanding of each of the issuer’s classes of preferred stock, as of the latest practicable date.

Class	Outstanding at November 6, 2011
Preferred stock, no par value	3

Transitional Small Business Disclosure Format Yes       .  No   X .

STRIKEFORCE TECHNOLOGIES, INC.

FORM 10-Q

INDEX TO FORM 10-Q FILING

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

CERTIFICATIONS

Exhibit 31 – Management certification.

Exhibit 32 – Sarbanes-Oxley Act

PART I - FINANCIAL INFORMATION

Item 1.

 Financial Statements and Notes to Interim Financial Statements

General

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included.  Interim results are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the United States Securities and Exchange Commission (“SEC”) on April 15, 2011. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

STRIKEFORCE TECHNOLOGIES, INC.

SEPTEMBER 30, 2011 AND 2010

STRIKEFORCE TECHNOLOGIES, INC.

BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)

ASSETS
Current Assets:
Cash	$145,402	$45,925
Accounts receivable	11,964	21,457
Prepayments and other current assets	13,955	13,153
Total current assets	171,321	80,535

Property and equipment, net	7,883	4,666
Patents	4,329	4,329
Security deposit	8,684	8,684
Total Assets	$192,217	$98,214

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Derivative financial instruments	$384,155	$424,671

Current maturities of convertible notes payable, net of discount of $3,432and $3,432, respectively	1,062,080	1,062,080
Convertible notes payable - related parties	419,255	419,255
Current maturities of notes payable	2,337,314	1,830,000
Notes payable - related parties	722,638	726,438
Capital leases payable	5,532	5,532
Accounts payable	927,013	1,001,615
Accrued expenses	3,502,419	3,144,814
Payroll taxes payable	53,901	53,901
Due to factor	209,192	209,192
Total current liabilities	9,623,499	8,877,498

Convertible secured notes payable	542,588	906,714
Convertible notes payable, net of current maturities	80,000	80,000
Notes payable, net of current maturities and discount of $26,700 and $44,009, respectively	92,050	586,470
Total Liabilities	10,338,137	10,450,682

Commitments and contingencies

Stockholders' Deficit

Preferred stock at $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Series A Preferred stock, no par value; 100 shares authorized;3 and 0 shares issued and outstanding, respectively	987,000	-
Series B Preferred stock at $0.10 par value; 100,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 212,559,511 and 77,538,877 shares issued and outstanding, respectively	21,256	7,754
Additional paid-in capital	16,566,792	12,673,804
Accumulated deficit	(27,720,968)	(23,034,026)
Total Stockholders' Deficit	(10,145,920)	(10,352,468)
Total Liabilities and Stockholders' Deficit	$192,217	$98,214

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$137,535	$113,140	$286,695	$215,524

Cost of sales	5,179	2,428	19,038	31,270

Gross profit	132,356	110,712	267,657	184,254

Operating expenses:
Compensation	58,500	79,722	217,800	318,939
Professional fees	97,178	30,517	870,039	119,209
Selling, general and administrative expenses	910,214	92,043	3,209,796	410,790
Research and development	97,500	94,877	260,669	302,507
Total operating expenses	1,163,392	297,159	4,558,304	1,151,445

Loss from operations	(1,031,036)	(186,447)	(4,290,647)	(967,191)

Other (income) expense:
Interest expense	7	4,508	163	8,716
Financing expense	154,442	132,103	440,899	409,460
Change in fair value of derivative financial instruments	(52,860)	(176,144)	(40,516)	(100,856)
Forgiveness of debt	(790)	-	(4,251)	(20,411)
Impairment of deferred royalties	-	-	-	979,608
Total other (income) expense	100,799	(39,533)	396,295	1,276,517

Loss before income taxes	(1,131,835)	(146,914)	(4,686,942)	(2,243,708)

Income tax provision (benefit)	-	-	-	-

Net loss	$(1,131,835)	$(146,914)	$(4,686,942)	$(2,243,708)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.03)	$(0.06)

Weighted average common shares outstanding - basic and diluted	166,012,047	46,206,845	136,155,784	36,878,487

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2010

	Series A Preferred stock, no par value		Common stock at $0.0001 par value		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2009	-	$-	24,194,999	$2,420	$12,044,961	$(20,159,564)	$(8,112,183)

Sale of shares of common stock including warrants	-	-	12,894,118	1,289	27,211	-	28,500

Issuance of shares of common stock for consulting services	-	-	3,030,000	303	21,827	-	22,130

Issuance of shares of common stock for financing	-	-	1,300,000	130	18,170	-	18,300

Issuance of shares of common stock for debt settlement	-	-	16,500,000	1,650	23,350	-	25,000

Issuance of shares of common stock for conversions of secured convertible notes payable	-	-	18,819,760	1,882	72,660	-	74,542

Sale of warrants	-	-	-	-	321,000	-	321,000

Issuance of common shares in connection with the exercise of warrants	-	-	800,000	80	1,920	-	2,000

Issuance of warrants in connection with convertible notes payable	-	-	-	-	2,980	-	2,980

Sale of shares of common stock including warrants	-	-	-	-	-	-	-

Issuance of shares of common stock for conversions of notes payable and accrued interest	-	-	-	-	-	-	-

Issuance of shares of common stock for consulting services	-	-	-	-	-	-	-

Issuance of shares of common stock for financing	-	-	-	-	-	-	-

Issuance of warrants in connection with promissory notes payable	-	-	-	-	-	-	-

Issuance of warrants in connection with consulting services	-	-	-	-	-	-	-

Issuance of stock options for employee and non-employee for services	-	-	-	-	139,725	-	139,725

Net loss	-	-	-	-	-	(2,874,462)	(2,874,462)

Balance at December 31, 2010	-	$-	77,538,877	$7,754	$12,673,804	$(23,034,026)	$(10,352,468)

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(Unaudited)

	Series A Preferred stock, no par value		Common stock at $0.0001 par value		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2010	-	$-	77,538,877	$7,754	$12,673,804	$(23,034,026)	$(10,352,468)

Sale of shares of common stock including warrants	-	-	9,000,000	900	209,100	-	210,000

Issuance of shares of common stock for consulting services	-	-	7,272,500	727	202,314	-	203,041

Issuance of shares of common stock for debt settlement and sale	-	-	11,512,500	1,151	132,246	-	133,397

Issuance of shares of common stock for conversions of secured convertible notes payable	-	-	106,435,634	10,644	224,441	-	235,085

Embedded beneficial conversion feature of convertible instruments	-	-	-	-	66,479	-	66,479

Sale of warrants	-	-	-	-	570,313	-	570,313

Issuance of common shares in connection with the exercise of warrants	-	-	800,000	80	19,920	-	20,000

Issuance of warrants for consulting services	-	-	-	-	481,100	-	481,100

Issuance of warrants in connection with notes payable	-	-	-	-	26,200	-	26,200

Issuance of stock options for employee and non-employee services	-	-	-	-	1,960,875	-	1,960,875

Issuance of Series A preferred stock for employee services	3	987,000	-	-	-	-	987,000

Net loss	-	-	-	-		(4,686,942)	(4,686,942)

Balance at September 30, 2011	3	$987,000	212,559,511	$21,256	$16,566,792	$(27,720,968)	$(10,145,920)

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(4,686,942)	$(2,243,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,182	2,975
Forgiveness of debt	(4,251)	(20,411)
Amortization of discount on convertible notes	61,977	54,209
Amortization of deferred royalties	-	163,404
Impairment of deferred royalties	-	979,608
Change in fair value of derivative financial instruments	(40,516)	(100,856)
Issuance of preferred stock for employee services	987,000	-
Issuance of stock options for employee and non-employee services	1,960,875	77,100
Issuance of common stock, options and warrants for consulting services	684,141	21,605
Issuance of common stock and warrants for financing expense	26,200	21,280
Changes in operating assets and liabilities:
Accounts receivable	9,493	(44,515)
Prepaid expenses	(802)	25,704
Accounts payable	(43,351)	129,403
Accrued expenses	403,313	722,384
Amount received from (paid to) employees	-	(50,824)
Net cash used in operating activities	(639,681)	(262,642)

Cash flows from investing activities:
Purchases of property and equipment	(6,399)	-
Net cash used in investing activities	(6,399)	-

Cash flows from financing activities:
Proceeds from sale of common stock	210,000	-
Sale of warrants for cash	570,313	6,000
Exercise of warrants	20,000	-
Proceeds from notes payable	107,500	130,000
Proceeds from convertible notes payable	-	30,000
Proceeds from notes payable - related parties	2,800	119,820
Repayment of notes payable	(29,415)	(34,199)
Repayment of notes payable - related parties	(6,600)	(56,800)
Repayment of secured convertible notes payable	(129,041)	-
Net cash provided by financing activities	745,557	194,821

Net change in cash	99,477	(67,821)

Cash at beginning of period	45,925	67,821

Cash at end of period	$145,402	$-

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable into common stock	$235,084	$41,983

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

SEPTEMBER 30, 2011 and 2010

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

Use of estimates and assumptions

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; allowance for doubtful accounts; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of property and equipment, patents and security deposit; interest rate; underlying assumptions to estimate the fair value of beneficial conversion features, warrants and options; revenue recognized or recognizable; sales returns and allowances; income tax rate, income tax provision and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

The Company’s notes payable, convertible notes payable, convertible secured notes payable, and capital leases payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2011 and 2010.

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

Summary of the changes in fair value of Level 3 financial liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the interim period ended September 30, 2011:

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants	Total

Balance, December 31, 2010	$424,671	$424,671
Total gains or losses (realized/unrealized)
Included in net (income) loss	(40,516)	(40,516)
Included in other comprehensive income	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	-
Balance, September 30, 2011	$384,155	$384,155

Summary of fair value of financial assets and liabilities measured on a recurring basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative warrant liabilities	$384,155	$-	$-	$384,155	$384,155

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

The Company had no recorded bad debt expense for the nine months ended September 30, 2011 or 2010.

There were no allowances for doubtful accounts at September 30, 2011 or December 31, 2010.

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

As of September 30, 2011, the Company capitalized $4,329 in patent application costs as incurred with no amortization.

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

At September 30, 2011, the Company had not entered into any transactions which were considered hedges.

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

For the nine months ended September 30, 2011 and 2010, the Company expended $20,430 and $0, respectively, of interest expense related to the amortization of the discount of the beneficial conversion feature. In September 2011, the Company redeemed the Steeltown debentures in full, thereby eliminating the right for additional conversions.

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

Fixed price service contracts –

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

	September 30, 2011	September 30, 2010
Risk-free interest rate	1.6% – 2.1%	1.6 – 1.8%
Dividend yield	0.00%	0.00%
Expected volatility	290% - 313%	290% - 307%
Expected option life	3 years – 10 years	5 years – 10 years

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt, which excludes 142,789,198 shares of employee and non-employee stock options, 238,218,467 shares of common stock issuable under warrants and 17,654,755 shares of common stock issuable under the conversion feature of the convertible notes payable for the nine months ended September 30, 2011, and 15,027,309 shares of stock options, 3,768,467 shares of common stock issuable under warrants and 17,654,755 shares of common stock issuable under the conversion feature of the convertible notes payable for the nine months ended September 30, 2010, respectively. These potentially outstanding dilutive shares of common stock were excluded as they were anti-dilutive.

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

Recently issued accounting pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”).  This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•

An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•

In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

•

Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that the above nor any other recently issued, but not yet effective accounting pronouncements, as or if adopted, has or would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As reflected in the accompanying financial statements, the Company had an accumulated deficit at September 30, 2011 and had a net loss and net cash used in operating activities for the interim period then ended.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
(1) Convertible note bearing interest at 8% per annum matured on March 28, 2008, with a conversion price of $9.00 per share. As of September 30, 2011, the Company has not received a response from the note holder regarding a settlement agreement.	$235,000	$235,000
(2) Convertible non-interest bearing note, having a conversion price of $9.00 per share which matured on June 30, 2006.As of September 30, 2011, the Company has not received a response from the note holder regarding a settlement agreement.	7,000	7,000
(3) Convertible notes bearing interest at 8% per annum with a conversion price of $9.00 per share. which matured on December 31, 2010. As of September 30, 2011, the Company has not received a response from the note holder regarding a settlement agreement.	50,000	50,000
(4) Convertible note bearing interest at 9% per annum with a conversion price of $1.40 per share which matured on December 9, 2010. As of September 30, 2011, the Company has not received a response from the note holder regarding a settlement agreement.	200,000	200,000
(5) Convertible note bearing interest at 9% per with a conversion price of $0.80 per share. which matured on December 31, 2010. As of September 30, 2011, the Company has not received a response from the note holder regarding a settlement agreement.	150,000	150,000
(6) 18% convertible note which matured November, 2008 with a conversion price of $0.50 per share and 6,667 bonus shares of the Company’s common stock.	3,512	3,512
(7) Note executed in May 2007 bearing interest at 9% per annum with a conversion price of $0.35 per share which matured December 31, 2010. As of September 30, 2011, the Company has not received a response from the note holder regarding a settlement agreement.	100,000	100,000
(8) Convertible notes executed in June 2007 bearing interest at 8% per annum which matured on December 29, 2010. As of September 30, 2011, the Company has not received a response from the note holder regarding a settlement agreement.	100,000	100,000
(9) Convertible note executed in July 2007 bearing interest at 8% per annum which matured on January 2, 2011	100,000	100,000
(10) Convertible notes executed in August 2007 bearing interest at 9% per annum which matured on August 9, 2010. The Company is pursuing extensions.	120,000	120,000
(11) Convertible notes executed in December 2009 bearing interest at 9% per annum maturing on December 1, 2012, with a conversion price of $0.105 per share. The Company issued 200,000 warrants with an exercise price of $0.10 per share and an expiration date of December 1, 2012. For the nine months ended September 30, 2011 and 2010, the Company expensed $5,965 and $5,965, respectively, of financing expenses related to the warrants issued for the notes.	50,000	50,000
(12) Convertible note executed in March 2010 for $250,000, bearing interest at 8% per annum, maturing on March 31, 2015. If the loan is funded in full within 180 days of execution, then the note holder may lend up to an additional $500,000 to the Company. In March 2010, the Company received the first tranche of $30,000 from the note holder.	30,000	30,000
	1,145,512	1,145,512
Less long term portion	(80,000)	(80,000)
	1,065,512	1,065,512
Less discount on convertible notes payable	(3,432)	(3,432)
Current maturities, net of discount	$1,062,080	$1,062,080

Interest expense for the convertible notes payable for the nine months ended September 30, 2011 and 2010 was $73,024 and $72,438, respectively.

NOTE 5 - CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

Convertible notes payable – related parties at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
(1) Convertible note with the VP of Technology bearing interest at the prime rate plus 2% per annum which matured which matured on September 30, 2010, and a conversion price of $10.00 per share. The Company issued 500 warrants with an exercise price of $10.00 per share. The Company is pursuing an extension.	$50,000	$50,000
(2) Convertible note which matured with the VP of Technology bearing interest at the prime rate plus 4% per annum which matured on September 30, 2010, and a conversion price of $10.00 per share. The Company is pursuing an extension.	7,500	7,500
(3) Convertible notes with the CEO bearing interest at 8% per annum which matured on April 30, 2011, and a conversion price of $10.00 per share. The Company issued 1,800 warrants with an exercise price of $10.00 per share and expiration dates of February 4, 2014, September 7, 2014 and August 16, 2015. The Company is pursuing extensions.	230,000	230,000
(4) Convertible notes with a software developer bearing interest at 8% per annum which matured on June 30, 2010, and a conversion price of $10.00 per share. The Company issued 150 warrants with an exercise price of $10.00 per share and expiration dates of August 26, 2015 and September 29, 2015. The Company is pursuing extensions.	15,000	15,000
(5) Convertible note with a relative of the former Chief Financial Officer bearing interest at 8% per annum which matured on June 30, 2010, and a conversion price of $10.00 per share. The Company issued 50 warrants with an exercise price of $10.00 per share and an expiration date of December 7, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The Company is pursuing an extension.	5,000	5,000
(6) Convertible note with a software developer bearing interest at 8% per annum which matured on June 30, 2010, and a conversion price of $10.00 per share. The Company issued 100 warrants with an exercise price of $10.00 per share and an expiration date of December 6, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The Company is pursuing an extension.	10,000	10,000
(7) Convertible notes with the Office Manager bearing compound interest at 8% per annum which matured on June 30, 2010, and a conversion price of $10.00 per share. The Company issued 800 warrants with an exercise price of $10.00 per share and expiration dates of December 28, 2015 and January 9, 2016. Per the terms of a debt purchasing agreement formalized with a consultant in September 2011, the Company sold the $10,000 note, including accrued interest, to the consultant in October 2011 (see Notes 12 and 14).	58,755	58,755
(8) Convertible notes with the CEO bearing compound interest at 8% per annum which matured on April 30, 2011, and a conversion price of $10.00 per share. The Company issued 380 warrants with an exercise price of $10.00 per share and expiration dates of January 18, 2016 and February 28, 2016. The Company is pursuing extensions.	38,000	38,000
(9) Convertible note with a software developer bearing compound interest at 8% per annum with a maturity date of June 30, 2010, and a conversion price of $7.50 per share. The Company issued 50 warrants with an exercise price of $10.00 per share and an expiration date of March 6, 2016. The Company is pursuing an extension.	5,000	5,000
	$419,255	$419,255

At September 30, 2011 and 2010, accrued interest due for the convertible notes – related parties was $234,159 and $190,285, respectively, and is included in accrued expenses in the accompanying balance sheet. Interest expense for convertible notes payable – related parties for the nine months ended September 30, 2011 and 2010 was $33,120 and $30,706, respectively.

NOTE 6 - NOTES PAYABLE

Notes payable at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
(1) Seventy units, sold in 2008, with each unit consisting of a 10% promissory note of $25,000, maturing three years from the execution date and with a 10% discount rate, and 82,000 non-dilutable (for one year) restricted shares of the Company’s common stock, at market price (see Note 14). Per the terms of a debt purchasing agreement formalized with a consultant in September 2011, the Company sold notes for $50,000 in July 2011 and $25,000 in August 2011, including accrued interest, to the consultant (see Note 12). The Company is pursuing extensions on the remaining notes.	$1,675,000	$1,750,000
(2) Promissory note bearing interest at 10% per annum, maturing on January 23, 2012. with a total of 738,000 shares of common stock (see Note 10).	225,000	225,000

(3) In April 2009 for $50,000, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price.   The shares were issued in April 2009. In April 2009, the Company signed an agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company.  For the nine months ended September 30, 2011 and 2010, sales proceeds of $19,229 and $22,680, respectively, were applied to the note balance (see Notes 10 and 12).

	-	19,229
(4) In May 2009 the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000, maturing on April 20, 2012, and 50,000 restricted shares of the Company’s common stock, at market price. The 100,000 shares were issued in June 2009 (see Note 10).	50,000	50,000
(5) 10% promissory notes of $50,000 and 82,000 shares of the Company’s common stock, valued at market price, for a total of 164,000 shares of common stock, issued in November 2009. (see Note 10).	50,000	50,000
(6) In June 2009 the note holder purchased one unit consisting of a 10% promissory note of $25,000, maturing on June 8, 2012, and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in June 2009 (see Note 10).	25,000	25,000
(7) In June 2009 the note holder purchased three units with each unit consisting of a 10% promissory note of $25,000, maturing on June 25, 2012, and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 150,000 shares of common stock. The shares were issued in August 2009 (see Note 10).	75,000	75,000
(8) In July 2009 the note holder purchased 1.4 units with each unit consisting of a 10% promissory note of $25,000, maturing on July 14, 2012 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 70,000 shares of common stock. The shares were issued in August 2009 (see Note 10).	35,000	35,000
(9) In August 2009 the note holder purchased one unit consisting of a 10% promissory note of $25,000, maturing on August 18, 2012 and 75,000 restricted shares of the Company’s common stock, at market price (see Note 10).	25,000	25,000

(10) In September 2009 the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000, maturing on September 2, 2012 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The April 2009 agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company also applies to this note. For the nine months ended September 30, 2011 and 2010, sales proceeds of $185 and $0, respectively, were applied to the note balance (see Notes 10 and 12).

	49,814	50,000
(11) Promissory note executed in October 2009 for $50,000, maturing on October 20, 2012. Per the terms of the promissory note, the note holder purchased 3/4 unit with each unit consisting of a 10% promissory note of $25,000 and 133,333 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock (see Note 10).	18,750	18,750
(12) Promissory note executed in December 2009 for $7,500, bearing interest at 10% per annum, maturing on December 4, 2012, and 150,000 restricted shares of the Company’s common stock, at market price (see Note 10). Per the terms of a debt purchasing agreement formalized with a consultant in September 2011, the Company sold the note, including accrued interest, to the consultant (see Note 12).	-	7,500
(13) Promissory note executed in April 2010 for $80,000, bearing interest at 10% per annum, which matured on July 23, 2010, and 500,000 restricted shares of the Company’s common stock, at market price (see Note 10). In May 2011, the Company made a partial payment of $10,000. Per the terms of a debt purchasing agreement formalized with a consultant in September 2011, the Company sold the note, including accrued interest, to the consultant in October 2011 (see Notes 12 and 14).	70,000	80,000
(14) Promissory note executed in May 2010 for $50,000, bearing interest at 10% per annum, maturing on May 21, 2013, and 200,000 restricted shares of the Company’s common stock, at market price. The April 2009 agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company also applies to this note. For the nine months ended September 30, 2011 and 2010, no sales proceeds were applied to the note balance (see Notes 10 and 12).	50,000	50,000

(15) Promissory note executed in July 2011 bearing interest at 10% per annum, maturing on December 31, 2011. The Company issued 1,000,000 warrants with an exercise price of $0.50 per share and an expiration date of July 15, 2014. The fair value of the warrants issued was $26,200. For the nine months ended September 30, 2011, the Company recorded interest expense of $15,720 relating to the warrants (see Note 10).	57,500	-
(16) Promissory note executed in August 2011 bearing interest at 10% per annum, maturing on December 31, 2011.	50,000	-
	2,456,064	2,460,479
Less current maturities	(2,337,314)	(1,830,000)
Less discount on notes payable	(26,700)	(44,009)
Total, net of current maturities and discount	$92,050	$586,470

Interest expense for notes payable for the nine months ended September 30, 2011 and 2010 was $183,398 and $188,595, respectively.

NOTE 7 - NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
(1) Promissory notes executed with the CEO bearing interest at an amended rate of 8% per annum which matured on April 30, 2011. The Company is pursuing extensions.	$504,000	$504,000
(2) Promissory note executed with the CEO bearing interest at 9% per annum which matured on April 30, 2011. The Company issued 20,000 warrants with an exercise price of $1.30 per share and an expiration date of May 25, 2011. The fair value of the warrants issued was $24,300. The Company is pursuing an extension.	100,000	100,000
(3) Promissory note with the CEO bearing interest at 8% per annum which matured on April 30, 2011. The Company issued 8,800 warrants with an exercise price of $0.50 per share and an expiration date of February 21, 2012. The fair value of the warrants issued was $3,758. The Company is pursuing an extension.	22,000	22,000
(4) Promissory notes with the former President bearing interest at 8% per annum. For the nine months ended September 30, 2011 and 2010, the Company paid $3,900 and $21,100, respectively (see Note 12).	-	3,900
(5) 2, 10% promissory notes of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares, which matured on April 30, 2011. The Company is pursuing an extension.	50,000	50,000
(6) Promissory notes with the CEO, non-interest bearing, which matured on April 30, 2011. Partial payments of $6,580 were made against the notes in August and September 2010 and $2,700 in February 2011. The Company is pursuing extensions.	31,420	34,120
(7) In October 2010, the Company assigned the proceeds of six open receivables invoices, totaling $20,761, to its CEO. The assignment was non-interest bearing and fee free with a due date of November 20, 2010. Partial repayments were made in October 2010 for $4,218 and November 2010 for $4,125. The due date of the assignment has been extended to December 31, 2011 (see Note 12).	12,418	12,418
(8) Promissory note executed in March 2011 with the CEO, non-interest bearing, which matured on April 1, 2011. The Company is pursuing an extension.	2,800	-
	$722,638	$726,438

Interest expense for notes payable - related parties for the nine months ended September 30, 2011 and 2010 was $41,965 and $42,232, respectively.

NOTE 8 - CONVERTIBLE SECURED NOTES PAYABLE

Convertible secured notes payable consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Citco Global Custody NV (assigned from YA Global/Highgate)	$542,588	$542,588
Steeltown Consulting Group, LLC (assigned from YA Global)	-	364,126
Total convertible secured notes payable	$542,588	$906,714

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

In April 2011, the Company executed an amendment to the PMI assignment agreement whereby it assigned the remaining open portion of the debenture, in the amount of $85,805, to Steeltown Consulting Group, LLC (“Steeltown”) and its assignees. Additionally, the conversion price was modified to a fixed price of $0.0007603 per share (see Note 2). The amendment also called for the Company to make available to the note holders the opportunity to offer financing to the Company through the sale of a total of 50,000,000 three year warrants exercisable into shares of the Company's common stock as a ladder at $0.02, $0.04, $0.08, $0.12, $0.15 each per share for each ten million warrants equally distributed among the warrant holders.

In May 2011, the Company executed an amendment to the April 2011 Steeltown assignment agreement whereby it further assigned the remaining open portion of the debenture, in the amount of $82,003, to Steeltown and its assignees.

In September 2011, the Company notified the Steeltown note holders of its intention to redeem the balance due of the debentures in full and, on September 12, 2011, the Company redeemed the balance due on the debentures of $35,793, thereby eliminating the right for additional conversions.

Conversions to Common Stock

For the nine months ended September 30, 2011 and 2010, Citco Global had no conversions.

For the nine months ended September 30, 2011, PMI converted $47,561, $53,092, $73,040 and $11,379 of the April 23, 2009 debenture (as assigned by YA Global on December 23, 2010) into 10,449,389, 11,664,549, 16,047,276 and 2,500,000 shares of the Company’s common stock in January, February, March and April 2011, respectively, pursuant to the terms of the Securities Purchase Agreement. The January 2011 conversions were made on January 10, 2011 with $33,906 converted into 7,449,389 shares and on January 28, 2011 with $13,655 converted into 3,000,000 shares. The February 2011 conversions were made on February 2, 2011 with $34,292 converted into 6,875,000 shares, on February 4, 2011 with $3,200 converted into 1,362,165 shares, on February 14, 2011 with $6,600 converted into 1,450,047 shares, on February 15, 2011 with $7,000 converted into 1,537,928 shares and on February 17, 2011 with $2,000 converted into 439,409 shares. The March 2011 conversions were made on March 8, 2011 with $43,000 converted into 9,447,276 shares, on March 14, 2011 with $15,475 converted into 3,400,000 shares, on March 18, 2011 with $10,013 converted into 2,200,000 shares and on March 29, 2011 with $4,552 converted into 1,000,000 shares. The April 2011 conversion was made on April 14, 2011.

During the nine months ended September 30, 2011, Steeltown converted $5,702, $13,624, $7,518, $3,041 and $20,126 of the April 23, 2009 debenture (as assigned by YA Global on December 23, 2010) into 7,499,671, 17,919,702, 9,884,404, 4,000,000 and 26,470,643 shares of the Company’s common stock in May, June, July, August and September 2011, respectively, pursuant to the terms of the Securities Purchase Agreement. The May 2011 conversions were made on May 3, 2011 with $3,802 converted into 5,000,657 shares and on May 25, 2011 with $1,900 converted into 2,499,014 shares. The June 2011 conversions were made on June 3, 2011 with $3,041 converted into 4,000,000 shares, on June 6, 2011 with $3,740 converted into 4,919,702 shares, on June 8, 2011 with $3,802 converted into 5,000,000 shares and on June 15, 2011 with $3,041 converted into 4,000,000 shares. The July 2011 conversions were made on July 6, 2011 with $760 converted into 1,000,000 shares, on July 12, 2011 with $2,348 converted into 3,084,404 shares, on July 13, 2011 with $1,141 converted into 1,500,000 shares and on July 21, 2011 with $3,269 converted into 4,300,000 shares. The August 2011 conversions were made on August 1, 2011 with $1,520 converted into 2,000,000 shares and on August 15, 2011 with $1,521 converted into 2,000,000 shares. The September 2011 conversions were made on September 6, 2011 with $2,737 converted into 3,600,000 shares, on September 7, 2011 with $6,463 converted into 8,500,000 shares and on September 8, 2011 with $10,926 converted into 14,370,643 shares.

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

The Series B Preferred Stock shall have preferential liquidation rights in the event of any liquidation, dissolution or winding up of the Company, such liquidation rights to be paid from the assets of the Company not delegated to parties with greater priority at $1.00 per share or, in the event an aggregate subscription by a single subscriber of the Series B Preferred Stock is greater than $100,000,000, $0.997 per share. The Series B Preferred Stock shall be convertible to a number of shares of common stock equal to the price of the Series B Preferred Stock divided by the par value of the Series B Preferred Stock. The option to convert the shares of Series B Preferred Stock may not be exercised until three months following the issuance of the Series B Preferred Stock to the recipient shareholder. The Series B Preferred Stock shall have ten votes on matters presented to the shareholders of the Company for one share of Series B Preferred Stock held. The initial price of the Series B Preferred Stock shall be $2.50, (subject to adjustment by the Company’s Board of Directors) until such time, if ever, the Series B Preferred Stock are listed on a secondary and/or public exchange.  As of September 30, 2011, no shares of Series B Preferred Stock have been issued.

Issuance of Series A Preferred Stock

In February 2011, the Company issued three (3) shares of non-convertible Series A preferred stock valued at $329,000 per share, or $987,000 in aggregate, for voting purposes only, to the three (3) members of the management team at one share each. The issued and outstanding shares of the Series A preferred stock are not convertible to common stock and have voting rights equal to eighty percent (80%) of the total issued and outstanding shares of the Company's common stock (see Note 11). This effectively provided them, upon retention of their Series A Preferred Stock, voting control on matters presented to the shareholders of the Company. For the nine months ended September 30, 2011, the Company expensed $987,000 in stock based compensation expense related to the issuance of the shares.

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

In December 2009, the Company entered into a retainer agreement with an attorney, whereas the attorney will act as house counsel for the Company with respect to all general corporate matters.  The agreement is at will and required a payment of 100,000 shares of common stock, valued at $0.05 per share, due upon execution. Commencing on January 1, 2010, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market.  In December 2009, the Company issued 100,000 shares of common stock, valued at $5,000, all of which has been expensed as legal fees, related to the agreement (see Note 12). For the nine months ended September 30, 2011 and 2010, the Company issued 22,500 shares of common stock, valued at $685, and 22,500 shares of common stock, valued at $606, respectively, all of which have been expensed as legal fees, related to the agreement.

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

In July 2011, the Company entered into a consulting agreement with an investor services firm whereby the consultant will serve as an investment consultant to the Company. The term of the agreement is one year. For acting in this role, the consultant received 1,250,000 shares of the Company’s common stock, valued at $35,000 which has been expensed as consulting fees (see Note 12).

Issuance of Common Stock for Financing

In January 2009, the Company executed a promissory note for $225,000, bearing interest at 10% per annum, maturing on January 23, 2012. Per the terms of the promissory note, the note holder of a $100,000 convertible note, executed in July 2008, rolled the convertible note balance and accrued interest owed into a purchase of nine units with each unit consisting of a 10% promissory note of $25,000 for a total of $225,000 and 82,000 shares of the Company’s common stock, valued at $0.06, for a total of 738,000 shares of common stock. An additional loan to the Company, in January 2009, of $100,000 by the note holder was included as part of the purchase of the nine units (see Notes 5 and 6). The shares were issued in February 2009. For the nine months ended September 30, 2011 and 2010, the Company expensed $16,605 and $16,605, respectively, of financing expenses related to the shares.

In March 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on March 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The shares were issued in April 2009. For the nine months ended September 30, 2011 and 2010, the Company expensed $1,250 and $1,250, respectively, of financing expenses related to the shares (see Notes 6 and 12).

In April 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on April 10, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. For the nine months ended September 30, 2011 and 2010, the Company expensed $1,250 and $1,250, respectively, of financing expenses related to the shares (see Notes 6 and 12).

In May 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on May 27, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The shares were issued in June 2009. For nine months ended September 30, 2011 and 2010, the Company expensed $750 and $750, respectively, of financing expenses related to the shares (see Note 6).

In June 2009, the Company executed a promissory note for $25,000, bearing interest at 10% per annum, maturing on June 8, 2012. Per the terms of the promissory note, the note holder purchased one unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in June 2009. For the nine months ended September 30, 2011 and 2010, the Company expensed $375 and $375, respectively, of financing expenses related to the shares (see Note 6).

In June 2009, the Company executed a promissory note for $75,000, bearing interest at 10% per annum, maturing on June 12, 2012. Per the terms of the promissory note, the note holder purchased three units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 150,000 shares of common stock. The shares were issued in August 2009. For the nine months ended September 30, 2011 and 2010, the Company expensed $1,500 and $1,500, respectively, of financing expenses related to the shares (see Note 6).

In July 2009, the Company executed a promissory note for $35,000, bearing interest at 10% per annum, maturing on July 14, 2012. Per the terms of the promissory note, the note holder purchased 1.4 units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 70,000 shares of common stock. The shares were issued in August 2009. For the nine months ended September 30, 2011 and 2010, the Company expensed $700 and $700, respectively, of financing expenses related to the shares (see Note 6).

In August 2009, the Company executed a promissory note for $25,000, bearing interest at 10% per annum, maturing on August 18, 2012. Per the terms of the promissory note, the note holder purchased one unit consisting of a 10% promissory note of $25,000 and 75,000 restricted shares of the Company’s common stock, at market price. The shares were issued in August 2009. For the nine months ended September 30, 2011 and 2010, the Company expensed $750 and $750, respectively, of financing expenses related to the shares (see Note 6).

In September 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on September 2, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. For the nine months ended September 30, 2011 and 2010, the Company expensed $1,375 and $1,375, respectively, of financing expenses related to the shares (see Notes 6 and 12).

In October 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on October 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 82,000 restricted shares of the Company’s common stock, valued at $0.10 per share, for a total of 164,000 shares of common stock. The shares were issued in November 2009. For the nine months ended September 30, 2011 and 2010, the Company expensed $4,100 and $4,100, respectively, of financing expenses related to the shares (see Note 6).

In October 2009, the Company executed a promissory note for $18,750, bearing interest at 10% per annum, maturing on October 27, 2012. Per the terms of the promissory note, the note holder purchased three/fourths of one unit with each unit consisting of a 10% promissory note of $25,000 and 133,333 restricted shares of the Company’s common stock, valued at $0.10 per share, for a total of 100,000 shares of common stock. For the nine months ended September 30, 2011 and 2010, the Company expensed $2,500 and $2,500, respectively, of financing expenses related to the shares (see Note 6).

In December 2009, the Company executed a promissory note for $7,500, bearing interest at 10% per annum, maturing on December 4, 2012. As consideration for executing the note, the Company issued 150,000 shares of restricted common stock, valued at $0.10 per share, to the note holder. For the nine months ended September 30, 2011 and 2010, the Company expensed $3,750 and $3,750, respectively, of financing expenses related to the shares (see Note 6).

In March 2010, the Company executed a promissory note for $50,000 with its CEO, bearing interest at 10% per annum, maturing on April 30, 2010. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, valued at $0.025 per share, for a total of 100,000 shares of common stock. For the nine months ended September 30, 2011 and 2010, the Company expensed $0 and $2,500, respectively, of financing expenses related to the shares (see Note 7). In May 2010, the maturity date was extended to October 31, 2010.

In April 2010, the Company executed a promissory note for $80,000, bearing interest at 10% per annum, maturing on July 23, 2010. As consideration for executing the note, the Company issued 500,000 shares of restricted common stock, valued at $0.021 per share, to the note holder. For the nine months ended September 30, 2011 and 2010, the Company expensed $0 and $10,500, respectively, of financing expenses related to the shares (see Note 6).

In May 2010, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on May 21, 2013. As consideration for executing the note, the Company issued 200,000 shares of restricted common stock, valued at $0.009 per share, to the note holder. For the nine months ended September 30, 2011 and 2010, the Company expensed $450 and $200, respectively, of financing expenses related to the shares (see Notes 6 and 12).

Issuance of Common Stock for Settlement of Trade Payables

In August 2011, the Company issued 900,000 shares of its common stock, valued at $0.03 per share, to a vendor for settlement of trade payables (see Note 12).

Issuance of Common Stock for the Sale of Aged Debt

Per the terms of a debt purchase agreement that the Company formalized with a consultant in September 2011, the Company issued 6,500,000 unrestricted shares of its common stock, valued at $0.005 per share, in July 2011, and 4,112,500 unrestricted shares of its common stock, valued at $0.005 per share, in September 2011, to the consultant for the sale and retirement of certain promissory notes (see Note 12).

Sale of Shares of Common Stock

In June 2011, the Company sold to two individuals certain units which contained common stock. The Company issued 3,000,000 shares of its common stock at $0.02 per share.

In August 2011, the Company sold to one individual certain units which contained common stock and warrants. The Company issued 1,000,000 shares of its common stock at $0.03 per share and warrants to purchase 500,000 shares of the Company’s common stock, exercisable at $0.04 per share that expire in August 2014 (see Note 10 below).

In September 2011, the Company sold to three individuals certain units which contained common stock. The Company issued 5,000,000 shares of its common stock at $0.02 per share for 4,000,000 shares and $0.025 per share for 1,000,000 shares.

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

In April 2011, in accordance with a warrant purchase agreement executed with a consulting group, the Company issued warrants to purchase 50,000,000 shares of common stock to three unrelated parties for cash considerations in the amount of $445,000, of which the company received $131,000 in April 2011, $57,500 in May 2011, $74,000 in June 2011 and $14,000 in July 2011. Each party received warrants exercisable at $0.02 per share for 10,000,000 shares, $0.04 per share for 10,000,000 shares, $0.08 per share for 10,000,000 shares, $0.12 per share for 10,000,000 and $0.15 per share for 10,000,000 shares. All of the warrants expire in April 2014 (see Note 8).

In April 2011, the Company issued 800,000 restricted shares of its common stock, valued at $0.025 per share, and issuable to an individual for the exercise of warrants for cash.

In September 2011, in accordance with a debt settlement agreement executed with a consulting firm, the Company issued warrants to purchase 35,000,000 shares of common stock to the consultant for cash considerations in the amount of $315,000, of which the company received $30,000 in July 2011 and $43,000 in September 2011. The warrants are exercisable at $0.02 per share for 15,000,000 shares, $0.03 per share for 10,000,000 shares and $0.04 per share for 10,000,000 shares. All of the warrants expire in September 2013 (see Note 12).

Issuance of Warrants for Financing and Services

In connection with consulting agreements, the Company issued warrants for 11,500,000 shares to consultants, all of which have been earned upon issuance, for the nine months ended September 30, 2011. The fair value of these warrants granted, estimated on the date of grant using the Black-Scholes option-pricing model, was $481,100, which has been recorded as consulting expenses.

The table below summarizes the Company’s warrant activities through September 30, 2011:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance Contractual Term	Intrinsic Value (in thousands)
Balance, January 1, 2010	2,068,467	$0.10 - $ 10.00	$0.580	$878,665	$ ---
Granted	121,700,000	$0.004 - $ 0.03	$0.030	$436,980	$ ---
Exercised	800,000	0.004	$0.004	$3,000	$ ---
Balance, December 31, 2010	122,968,467	$0.004 - $ 10.00	$0.039	$1,312,645	$ ---
Granted	115,250,000	$0.02 - $0.50	$0.062	$1,376,425	$ ---
Exercised	-	-	$-	$-	$ ---
Balance, September 30, 2011	238,218,467	$0.004 - $ 10.00	$0.05	$2,689,070	$ ---
Earned and Exercisable, September 30, 2011	238,218,467		$0.05	$2,689,070	$ ---

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2011:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$10.00	8,050	5.00	$10.000	8,050	$10.000
$1.00 - $5.50	281,417	2.00	2.444	281,417	2.444
$0.004 - $0.80	237,929,000	5.00	0.062	237,929,000	0.062

	238,218,467	4.00	$0.050	238,218,467	$0.050

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

Option shares totaling 142,500 vested equally over a three year period beginning one-year from the date of grant, option shares totaling 200,000 vested in one-third increments of six months each over an eighteen month period from the date of grant, option shares totaling 1,084,797 vested over a one (1) year period from the date of grant, option shares totaling 5,750,012 vested over a three (3) month period from the date of grant, option shares totaling 125,000,000 vest over an eight (8) month period and option shares totaling 7,850,000 vested upon issuance.  At September 30, 2011, 59,972,691 shares were available for future issuance.

The table below summarizes the Company’s Incentive Plan stock option activities through September 30, 2011:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Weighted Average Remaining (in years) Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2010	5,527,297	$0.08 - $ 10.00	$0.175		$ ---
Granted	64,500,012	$0.0025 - $ 0.02	$0.004		$ ---
Cancelled	-	-	$-		$ ---
Balance, December 31, 2010	70,027,309	$0.0025 - $10.00	$0.018		$ ---
Granted	70,000,000	-	$-		$ ---
Balance, September 30, 2011	140,027,309	$0.0025 - $10.00	$0.014		$ ---
Vested and Exercisable, September 30, 2011	89,402,447		$0.014		$ ---

As of September 30, 2011, an aggregate of 140,027,309 options were outstanding under the incentive plan.  The exercise price for 37,500 options is $10.00, for 105,000 options is $1.00, for 9,231 is $0.375, for 15,705 is $0.24, for 16,388 options is $0.23, for 325,577 options is $0.20, for 171,131 options is $0.17, for 259,743 options is $0.15, 4,587,022 options is $0.08, for 2,000,012 options is $0.02, for 70,000,000 options is $0.01, for 7,500,000 options is $0.0085, for 13,000,000 options is $$0.006 and for 42,000,000 options is $0.0025.

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

At September 30, 2011, there were 122,527,447 vested incentive plan stock options outstanding of which 42,000,000 options are exercisable at $0.0025, 13,000,000 options are exercisable at $0.006, 7,500,000 options are exercisable at $0.0085, 52,500,000 options are exercisable at $0.01, 2,000,012 options are exercisable at $0.02, 4,587,022 options are exercisable at $0.08, 259,743 options are exercisable at $0.15, 171,131 options are exercisable at $0.17, 325,577 options are exercisable at $0.20, 16,388 options are exercisable at $0.23, 15,705 options are exercisable at $0.24, 9,231 options are exercisable at $0.375, 105,000 options are exercisable at $1.00 and 37,638 options are exercisable at $10.00.

As of September 30, 2011, there was $507,329 of unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 12 months.

The following table summarizes information concerning outstanding and exercisable Incentive Plan options as of September 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$10.000	37,500	6.00	$10.000	37,500	$10.000
$1.000	105,000	7.00	1.000	105,000	1.000
$0.0025 - $0.375	139,884,809	5.00	0.006	122,384,947	0.006

	140,027,309	5.00	$0.014	122,527,447	$0.014

Non-Incentive Plan Stock Option Grants

As of September 30, 2011, an aggregate of 2,761,889 non-plan, non-qualified options for non-employees were outstanding. The exercise price for 2,000,000 options (granted in December 2010) is $0.006, for 760,000 options is $3.60 and for 1,889 options is $9.00, yielding a weighted average exercise price of $1.001.

As of September 30, 2010, an aggregate of 761,889 non-plan, non-qualified options for non-employees were outstanding. The exercise price for 760,000 options is $3.60 and for 1,889 options is $9.00, yielding a weighted average exercise price of $3.613.

At September 30, 2011, there were 2,761,889 vested non-plan, non-qualified stock options outstanding of which 2,000,000 options are exercisable at $0.006, 760,000 options are exercisable at $3.60 and 1,889 options are exercisable at $9.00.

As of September 30, 2011, there was no unrecognized compensation cost related to unvested, non-plan, non-qualified share-based compensation arrangements that is expected to be recognized over a weighted-average period of 12 months.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Payroll Taxes

As of September 30, 2011, the Company owes $53,901 of payroll taxes, of which approximately $45,000 are delinquent from the year ended December 31, 2003. The Company has also recorded $32,462 of related estimated penalties and interest on the delinquent payroll taxes.  Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available.

Section 105 HRA Plan

In September 2011, the Company enacted a Section 105 HRA Plan, effective with the 2011 payroll year, with an outside plan administrator. Per the terms of the plan, the Company will contribute plan dollars of $1,500 per plan year for employees with single health plan coverage and $3,000 per plan year for employees with family health plan coverage into the plan. The plan dollars will be reimbursed to the employees to offset the cost of health care expenses.

For the nine months ended September 30, 2011, the Company contributed plan dollars of $3,349.

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

In July 2011, the Company entered into a consulting agreement with an investor services firm whereby the consultant will serve as an investment consultant to the Company. The term of the agreement is one year. For acting in this role, the consultant received 1,250,000 shares of the Company’s common stock in July 2011. The Company will also issue warrants to purchase 625,000 shares of the Company’s common stock, exercisable at $0.06 per share, and 625,000 shares of the Company’s common stock at $0.11 per share. The warrant shall have a three year term (see Note 10). The warrants were issued in October 2011.

Sale of Aged Debt

In September 2011, the Company formalized a debt settlement agreement with a consultant whereby the Company will sell $1,000,000 of debentures and aged debt to the consultant. The Company will retire the debt sold to the consultant by issuing shares of the Company’s common stock to the consultant at a price of $0.005 per share for the first $100,000, $0.01 per share for the next $100,000, $0.015 per share for the third $100,000 and $0.01 per share for the remainder of the $1,000,000 of aged debt. In July 2011, the Company retired promissory notes of $50,000, plus accrued interest, and in August 2011, the Company retired promissory notes of $32,500, plus accrued interest (see Note 6). In consideration of the debt purchase, the consultant received 6,500,000 shares and 4,112,500 shares of the Company’s unrestricted common stock in July and September 2011, respectively (see Note 10). In October 2011, the Company retired a promissory note of $70,000, plus accrued interest, and a related party convertible note of $10,000, plus accrued interest (see Notes 5, 6 and 14).

The Company will also attempt to sell an additional $1,000,000 of aged debt to the consultant, including the Company’s convertible secured debentures. The Company will retire the additional debt sold to the consultant by issuing shares of the Company’s common stock to the consultant at a price of $0.02 per share.

The Company also made available to the note holders the opportunity to offer financing to the Company through the sale of a total of 35,000,000 two year commitment warrants exercisable into shares of the Company's common stock at $0.02 per share for 15,000,000 warrants, $0.03 per share for 10,000,000 warrants and $0.04 per share for 10,000,000 warrants. For the nine months ended September 2011, the Company sold warrants for cash in the amount of $30,000 in July 2011 and $43,000 in September 2011 (see Note 10). The Company used the part of the proceeds to redeem the Steeltown debentures (see Note 8).

The consultant has also agreed to purchase $100,000 of additional restricted shares of the Company’s common stock commencing in October 2011, at $20,000 per tranche. The Company shall use the proceeds of the sale of the stock solely to reduce accrued payroll and related payroll taxes.

Settlement Agreement

In April 2009, the Company executed a settlement agreement with its former President whereby the Company has agreed to make monthly payments of $7,500, beginning in June 2009, in order to repay promissory notes, accrued interest, deferred payroll and expenses in the amount of $139,575 owed to its former President. The Company paid an initial installment payment of $12,500 to its former President in April 2009. The company paid an installment payment of $7,500 to its former President in September 2009. In September 2009, the Company executed an amendment to the settlement agreement whereby the payment terms and amount were revised. Effective September 2009, the Company shall make a $2,500 payment to its former President per Company payroll period. In the event the Company does not process a full payroll, the Company shall pay a proportionate percentage of the payment owed equal to the percentage of the total Company net payroll amount paid. For the nine months ended September 30, 2011 and 2010, the Company paid $10,000 and $21,100, respectively, to its former President per the terms of the agreement and amendment. All of the 2010 payments and $3,900 in payments made in the nine months ended September 30, 2011, made in accordance with the agreement and subsequent amendment, were applied to the February 2008 promissory note balance owed to the Company’s former President (see Note 7). As of March 31, 2011, the note balance was paid in full. Payments made in the nine months ended September 30, 2011, made in accordance with the agreement and subsequent amendment, totaling $24,273 were applied to the open payables balance and $9,327 were applied to accrued interest owed to the Company’s former President.

In August 2011, the Company executed a debt settlement agreement with a trade vendor whereby the Company has agreed to issue 1,800,000 shares of its common stock to the vendor at $0.03 per share as settlement of the balance owed to the vendor of $54,000. The Company issued 900,000 shares of common stock in September 2011 for settlement of $27,000 of the balance owed. The remainder of the shares will be issued in February 2012 (see Note 10).

Loan Repayment Agreement

In April 2009, the Company signed an agreement whereby two promissory notes executed with an unrelated company shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company. In September 2009, the Company executed an additional promissory note with the unrelated company that is included in the loan repayment agreement. In May 2010, the Company executed an additional promissory note with the unrelated company that is included in the loan repayment agreement. For the nine months ended September 30, 2011 and 2010, sales proceeds of $19,415 and $34,199, respectively, were applied to the balance of the notes (see Notes 6 and 10).

Assignment

In July 2010, the Company assigned the proceeds from a June 2010 invoice in the amount of $12,206 to an unrelated party. The Company received $11,456, net of the assignment fee of $750, in July 2010 from the assignee. The Company received the invoice payment in August 2010 and repaid the full assignment amount to the assignee.

In October 2010, the Company assigned the proceeds of six of the Company’s open receivables invoices, in the total amount of $20,761, to its CEO. The assignment was non-interest bearing and fee free with a due date for repayment of November 20, 2010. Partial repayments of the assignment were made in October 2010 for $4,218 and November 2010 for $4,125. The due date of the assignment has been extended to December 31, 2011 (see Note 7).

Due to Factor

In March 2007, the Company entered into a sale and subordination agreement with a factoring firm whereby the Company sold its rights to two invoices, from February 2007 and March 2007, totaling $470,200 to the factor.  Upon signing the agreement and providing the required disclosures, the factor remitted 65%, or $144,440, of the February 2007 invoice and a certain percentage of $53,010 of the March 2007 invoice to the Company.  The Company paid a $500 credit review fee to the factor relating to the agreement.  Per the terms of the agreement, once the Company’s client remits the invoice amount to the factor, the factor deducts a discount fee from the remaining balance of the factored invoices and forwards the net proceeds to the Company.  The discount fee is computed as a percentage of the face amount of the invoice as follows: 2.25% fee for invoices paid within 30 days of the down payment date with an additional 1.125% for each 15 day period thereafter. In September 2007, the February 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In December 2007, the March 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In February 2008, the Company and the factor have agreed to a total settlement amount of $75,000 to be paid by the Company to the factor in September 2008 unless both parties mutually agree to extend the due date. In September 2008, the Company and the factor reached a verbal agreement to extend the due date to December 31, 2008. The Company is pursuing an extension. As of September 30, 2011, the balance due to the factor by the Company was $209,192 including interest.

NOTE 13 - CONCENTRATION OF CREDIT RISK

Customers and Credit Concentrations

Revenue concentrations for the nine months ended September 30, 2011 and 2010 and the receivables concentrations at September 30, 2011 and December 31, 2010 are as follows:

	Net Sales for the Nine Months Ended		Accounts receivable at
	September 30, 2011	September 30, 2010	September 30, 2011	December 31, 2010
Customer A	34.9%	-%	-%	-%
Customer B	18.5%	39.2%	54.0%	22.8%
Customer C	18.2%	0.4%	-%	8.0%
Customer D	7.2%	6.1%	-%	-%
Customer E	6.3%	15.3%	11.8%	12.9%
	85.1%	61.0%	65.8%	43.7%

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

Sale of Shares of Common Stock

In October 2011, the Company sold to one individual certain units which contained common stock and warrants. The Company issued 1,000,000 shares of its common stock at $0.025 per share and warrants to purchase 1,000,000 shares of the Company’s common stock, exercisable at $0.04 per share that expire in October 2014.

Sale of Aged Debt

In October 2011, the Company retired a related party convertible note of $10,000, plus accrued interest (see Note 5), and a promissory note of $70,000, plus accrued interest (see Note 6), per the terms of a debt settlement agreement formalized with a consultant in September 2011 (see Note 12). In consideration of the October 2011 related party convertible debt purchase, the consultant received 3,133,746 shares of the Company’s unrestricted common stock in October 2011. In consideration of the October 2011 promissory note debt purchase, the consultant will receive 14,000,000 shares of the Company’s unrestricted common stock upon receipt, by the Company, confirmation of the payment of the debt to the note holder by the consultant.

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

Background

StrikeForce is a software development and services company that offers a suite of integrated computer network security products using proprietary technology. We were organized in August 2001 under New Jersey law as Strike Force Technical Services, Inc. We initially conducted operations as an integrator and reseller of computer hardware and telecommunications equipment and services in December 2002.  We formally memorialized by an agreement in September 2003 in which we acquired certain intellectual property rights and patent pending technology from NetLabs.com, including the rights to further develop and sell their principal technology. In addition, certain officers of NetLabs.com joined our company as officers and directors of our company. We subsequently changed our name to StrikeForce Technologies, Inc., under which we have conducted our business since August 2003. Our strategy is to develop and market our suite of network security products to the corporate, financial, government, insurance, e-commerce and consumer sectors. We plan to grow our business primarily through internally generated sales, rather than by acquisitions. We have no subsidiaries and we conduct our operations from our corporate office in Edison, New Jersey.

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

We began our operations in 2001 as a reseller and integrator of computer hardware and iris biometric technology. From the time we started our operations through the first half of 2003, we derived the majority of our revenues as an integrator. In December 2002, upon the acquisition of the licensing rights to certain intellectual property and patent pending technology from NetLabs.com, we shifted the focus of our business to developing and marketing our own suite of security products. Based upon the acquired licensing rights and additional research and development, we have developed various identification protection software products to protect computer networks from unauthorized access and to protect network owners and users from identity theft. The technology developed by our company and used in our GuardedID® product is the subject of a pending patent application. In November 2010, we received notice that the United States Patent Office has issued an official Notice of Allowance for the patent application for the technology relating to our ProtectID® product, titled "Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System" and in January 2011 we were issued the “Out-of-Band” Patent No. 7,870,599.

We completed the development of our ProtectID® platform at the end of June 2006 and we completed the core development of our keyboard encryption and anti-keylogger product, GuardedID®, in December 2006, with continuous enhancements, which is currently being sold and distributed. We continue to seek to locate customers in a variety of ways. These include contracts primarily with value added resellers and distributors (both inside the United States and internationally), direct sales calls initiated by our internal staff, exhibitions at security and technology trade shows, through the media, through consulting agreements, and through our own and agent relationships. Our sales generate revenue either as an Original Equipment Manufacturer (“OEM”) model, through a Hosting/License agreement, bundled with other company’s products, or through direct purchase by customers. We price our products for cloud consumer transactions based on the number of transactions in which our software products are utilized. We also price our products for business applications based on the number of users. These pricing models provide our company with one-time, monthly, quarterly and yearly recurring revenue models. We are also generating revenues from annual maintenance contracts, renewal fees and we are experiencing an increase in revenues based upon the execution of various agreements that we have recently closed and are in process to close.

From the sales of our security software products, we generated all of our revenues of $286,695 for the nine months ended September 30, 2011, compared to $215,524 for the nine months ended September 30, 2010, respectively, and generated revenues for the three months ended September 30, 2011 of $137,535 compared to $113,140 for the three months ended September 30, 2010, respectively.. We market our products to financial service firms, e-commerce companies, government agencies and the enterprise market in general, as well as technology service companies that service all the above markets. We seek such sales through our own direct efforts; however, our focus has been primarily through distributors, resellers and third party agents. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in production installations and pilot projects with various distributors, resellers and direct customers, as well as having reached additional reseller agreements with strategic vendors internationally. Our GuardedID® product is also being sold directly to consumers, primarily through the Internet as well as distributors, resellers, third party agents and potential OEM agreements by bundling GuardedID® with their products and, at times, private labeled (providing a value-add to their own products and offerings).

We have incurred substantial losses since our inception. Our management believes that our products provide a cost-effective and technologically competitive solution to address the problems of network security and identity theft in general. Newly updated guidance  for the Federal Financial Institutions Examination Council (“FFIEC”) regulations include the requirement for solutions that have Two-Factor Out-of-Band Authentication and products that stop keylogging malware, real time, which our management believes our proprietary products uniquely and directly address. Based on this new requirement, we have recently experienced an increase in sales orders and inquiries. However, there can be no assurance that our products will continue to gain acceptance and continue to grow in the commercial marketplace or that one of our competitors will not introduce technically superior products.

We are focusing primarily on developing sales through “channel” relationships in which our products are offered by other manufacturers, distributors, value-added resellers and agents, internationally. We have also recently added and publicly announced a major channel distributor who provides a presence for us in London, England, representing us in the European Union. We also sell our suite of security products directly from our Edison, NJ office, which also augments our channel partner relationships. It is our strategy that these “channel” relationships will provide the greater percentage of our revenues ongoing, as was the case in 2011. Examples of the channel relationships that we are pursuing include already establishing OEM and bundled relationships with other security technology and software providers that would integrate or bundle the enhanced security capabilities of ProtectID® and or GuardedID® into their own product lines, thereby providing greater value to their clients. These would include providers of networking software and manufacturers of computer and telecommunications hardware and software that provide managed services, as well as all markets interested in increasing the value of their products and packages, such as financial services software, anti-virus, government integrators and identity theft product companies.

Our primary target markets include financial services such as banks, insurance companies, e-commerce based services companies, telecommunications and cellular carriers, technology software companies, healthcare, government agencies and consumers. For the near term, we are focusing our concentration on the identity theft and data breach strategic problem areas, such as where compliance with government regulations are key and stolen passwords are used to acquire private information illegally. We recently executed a multi-year contract with a major US financial lender who will utilize our ProtectID® solution for its employees, administrators and consumers.

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

We intend to generate revenue through fees for ProtectID® based on consumer volumes of usage in the financial and healthcare services markets, as well as enterprises in general, through our Cloud Service, one time per person fees in the enterprise markets which often are for local installations of our product, set-up and recurring transaction fees when the product is accessed in our Cloud Service, yearly maintenance fees, and other one-time fees. We also intend to generate revenues through sales of our GuardedID® product. GuardedID® pricing is for an annual license and we discount for volume purchases. GuardedID® pricing models, especially when bundling through OEM contracts, include monthly and quarterly recurring revenues. As more agreements are reached by our distributors, selling identity theft bundled products, we are experiencing sales growth through the execution of GuardedID® bundled OEM agreements. We also provide our clients a choice of operating our ProtectID® software internally by licensing or through our Cloud Service. GuardedID® requires a download on each and every computer it protects, whether for employees or consumers. We have three GuardedID® products, (i) a standard version which protects browser data entry only, (ii) a premium version which protects almost all the applications running under Microsoft Windows on a computer including Microsoft Office Suite and (iii) an Enterprise version which provides the Enterprise administrative rights to the product’s deployment.

Use of Estimates and Assumptions

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

Our significant estimates and assumptions include the fair value of financial instruments; allowance for doubtful accounts; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of property and equipment, patents and security deposit; interest rate; underlying assumptions to estimate the fair value of beneficial conversion features, warrants and options; revenue recognized or recognizable; sales returns and allowances; income tax rate, income tax provision and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010

Revenues for the three months ended September 30, 2011 were $137,535 compared to $113,140 for the three months ended September 30, 2010, an increase of $24,395 or 21.6%. The increase in revenues was primarily due to the increase in sales of our ProtectID® Out-of-Band authentication product and our GuardedID® keystroke encryption product, primarily through OEM bundled sales.

Revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign on fees and recurring transaction revenues. Hardware sales for the three months ended September 30, 2011were $5,211 compared to $911 for the three months ended September 30, 2010, an increase of $4,300. The increase in hardware revenues was primarily due to the increase in our sales of our one-time-password token key-fobs used with our ProtectID® software product. Software, services and maintenance sales for the three months ended September 30, 2011 were $132,324 compared to $112,229 for the three months ended September 30, 2010, an increase of $20,095. The increase in software, services and maintenance revenues was primarily due to the increase in sales of our ProtectID® Out-of-Band authentication product and our GuardedID® keystroke encryption product primarily through OEM bundled sales. Sign on fees for access to our hosted service provider to utilize our cloud transaction model amounted to $0 for three months ended September 30, 2011 compared to $0 for the three months ended September 30, 2010. Transaction revenues from the cloud hosting model were $0 for the three months ended September 30, 2011 and $0 for the three months ended September 30, 2010. This is primarily due to the ProtectID® sales during the third quarter of 2011 that were licensed in-house implementations and not Cloud hosted sales.

Cost of revenues for the three months ended September 30, 2011 was $5,179 compared to $2,428 for the three months ended September 30, 2010, an increase of $2,751, or 113%. The increase resulted primarily from the increase in sales of our one-time-password token key-fobs used with our ProtectID® software product. Cost of revenues as a percentage of total revenues for the three months ended September 30, 2011 was 3.8% compared to 2.2% for the three months ended September 30, 2010.

Gross profit for the three months ended September 30, 2011 was $132,356 compared to $110,712 for the three months ended September 30, 2010, an increase of $21,644, or 19.5%. The increase in gross profit was primarily due to the increase in sales of our ProtectID® Out-of-Band authentication product and our GuardedID® keystroke encryption product, primarily through OEM bundled sales.

Research and development expenses for the three months ended September 30, 2011 were $97,500 compared to $94,877 for the three months ended September 30, 2010, an increase of $2,623, or 2.8%. The increase is primarily attributable to the increase in resources relating to our GuardedID® keyboard encryption and anti-keylogger technology. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative expenses for the three months ended September 30, 2011 were $1,065,892 compared to $202,282 for the three months ended September 30, 2010, an increase of $863,610 or 427%. The increase was due primarily to an $823,875 increase in stock based compensation expense through the issuance of employee and non-employee stock options. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, travel costs, non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other (income) expense for the three months ended September 30, 2011 was $100,799 as compared to $(39,533) for the three months ended September 30, 2010, representing an increase in other expense of $140,332, or 355%. The increase was primarily due to the change in the fair value of the derivatives relating to a portion of our secured convertible debenture balance.

Our net loss for the three months ended September 30, 2011 was $1,131,835 compared to a net loss of $146,914 for the three months ended September 30, 2010, an increase of $984,921, or 670%. The increase in our net loss was due primarily to an $823,875 increase in stock based compensation expense through the issuance of employee and non-employee stock options.

NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2010

Revenues for the nine months ended September 30, 2011 were $286,695 compared to $215,524 for the nine months ended September 30, 2010, an increase of $71,171 or 33.0%. The increase in revenues was primarily due to the increase in sales of our ProtectID® Out-of-Band authentication product and our GuardedID® keystroke encryption product, primarily through OEM bundled sales.

Revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign on fees and recurring transaction revenues. Hardware sales for the nine months ended September 30, 2011were $10,305 compared to $1,476 for the nine months ended September 30, 2010, an increase of $8,829. The increase in hardware revenues was primarily due to the increase in our sales of our one-time-password token key-fobs used with our ProtectID® software product.  Software, services and maintenance sales for the nine months ended September 30, 2011 were $276,390 compared to $185,643 for the nine months ended September 30, 2010, an increase of $90,747. The increase in software, services and maintenance revenues was primarily due to the increase in sales of our ProtectID® Out-of-Band authentication product and our GuardedID® keystroke encryption product, primarily through OEM bundled sales. Sign on fees for access to our hosted service provider to utilize our cloud transaction model amounted to $0 for nine months ended September 30, 2011 compared to $0 for the nine months ended September 30, 2010. Transaction revenues from the cloud hosting model were $0 for the nine months ended September 30, 2011 and $28,405 for the nine months ended September 30, 2010, a decrease of $28,405. The decrease was caused by the phasing out of our ValidateID® product offering, in order to provide greater focus on our GuardedID® keystroke encryption product.

Cost of revenues for the nine months ended September 30, 2011 was $19,038 compared to $31,270 for the nine months ended September 30, 2010, a decrease of $12,232, or 39.1%. The decrease resulted primarily from the reduced support costs from the phasing out of our ValidateID® product offering. Cost of revenues as a percentage of total revenues for the nine months ended September 30, 2011 was 6.6% compared to 14.5% for the nine months ended September 30, 2010. The decrease reflects lower support costs for GuardedID® vs. ValidateID®.

Gross profit for the nine months ended September 30, 2011 was $267,657 compared to $184,254 for the nine months ended September 30, 2010, an increase of $83,403, or 45.3%. The increase in gross profit was primarily due to the reduced support costs from the phasing out of our ValidateID® product offering.

Research and development expenses for the nine months ended September 30, 2011 were $260,669 compared to $302,507 for the nine months ended September 30, 2010, a decrease of $41,838, or 13.8%. The decrease is primarily attributable to the decrease in engineering resources relating to our GuardedID® keyboard encryption and anti-keylogger technology which is in full production. and the salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses were reduced.

Selling, general and administrative expenses for the nine months ended September 30, 2011 were $4,297,635 compared to $848,938 for the nine months ended September 30, 2010, an increase of $3,448,697 or 406%. The increase was due primarily to a one-time $987,000 increase in stock based compensation expense through the issuance of preferred stock in quarter one and a $1,960,875 increase in stock based compensation expense through the issuance of employee and non-employee stock options. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, travel costs, non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other (income) expense for the nine months ended September 30, 2011 was $396,295 as compared to $1,276,517 for the nine months ended September 30, 2010, representing a decrease in other expense of $880,222, or 69.0%. The decrease was primarily due to the impairment expense that was incurred in the second quarter of 2010 and the change in the fair value of the derivatives relating to a portion of our secured convertible debenture balance.

Our net loss for the nine months ended September 30, 2011 was $4,686,942 compared to a net loss of $2,243,708 for the nine months ended September 30, 2010, an increase of $2,443,234, or 109%. The increase in our net loss was due primarily to a one-time $987,000 increase in stock based compensation expense through the issuance of preferred stock in quarter one and a $1,960,875 increase in stock based compensation expense through the issuance of employee and non-employee stock options.

Liquidity and Capital Resources

Our total current assets at September 30, 2011 were $171,321, including $145,402 in cash as compared with $81,507 in total current assets at September 30, 2010, which did not include cash. Additionally, we had a stockholders’ deficiency in the amount of $10,145,920 at September 30, 2011 as compared to a stockholders’ deficiency of $10,173,423 at September 30, 2010. The decrease in the deficiency is a result of our reduction in debt and debentures due to the sale and settlement of debt in the third quarter of 2011.We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties, such as our directors, and from the proceeds of debt and equity financing. The liabilities include a computed liability for the fair value of derivatives of $384,155, which will only be realized on the conversion of the derivatives, or settlement of the debentures.

We financed our operations during the nine months ended September 30, 2011 primarily through the sale and settlement of debt and debentures, recurring revenues from our ProtectID® hosting platform and license fees, and sales of our GuardedID® keystroke encryption technology. Management anticipates that we will continue to rely on equity and debt financing, at least in the near future, to finance our operations. While management believes that there will be a substantial percentage of our sales generated from our GuardedID® product and there is an increasing number of customers for our ProtectID® product, we will continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market continues to grow, with new marketing efforts, management believes, but cannot guarantee, we will continue to attain greater numbers of customers and the concentrations could decrease over time. Until this is accomplished, management will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing commitments of capital expenditures and until our sales revenue can provide greater liquidity.

The number of common shares outstanding increased from 49,954,944 shares at the nine months ended September 30, 2010 to 212,559,511 at the nine months ended September 30, 2011, an increase of 326%. The increase in the number of common shares outstanding was due to common shares issued related to the sale, conversion and settlement of debt, equity financing and consulting obligations, thereby reducing our total debt.

We have historically incurred losses and we anticipate, but cannot guarantee, that we will not generate any significant revenues until the second half of 2012. Our operations presently require funding of approximately $90,000 per month. Management believes, but cannot provide assurances, that we will be cash flow positive by the end of 2012, based on recently executed and announced contracts and potential contracts that we anticipate closing throughout 2011 and 2012 in the financial industry, technology, insurance, enterprise, healthcare, government, and consumer sectors in the United States, Latin America, Europe and Asia. There can be no assurance, however, that the sales anticipated will materialize or that we will achieve the profitability we have forecasted.  Management also recognizes the consequences of the current world economic developments and the possible volatile effect on currency rates resulting from revenues derived from foreign markets.

At September 30, 2011, $542,588 in aggregate principal amount of the Citco Global Custody NV (“Citco Global”) debentures, as assigned by YA Global and Highgate in April 2009 (see below), were issued and outstanding.

At September 30, 2011, the Steeltown Consulting Group, LLC (“Steeltown”) debentures, as assigned, were redeemed in full, thereby eliminating the right for additional conversions (see below).

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

In December 2010, we executed an amendment to the PMI assignment agreement whereby the secured convertible balance owed to PMI was distributed among five unrelated parties, one of whom was PMI. The due dates of the notes were extended to December 31, 2012 and the conversion price was modified to a fixed price of $0.004551576875 per share. Additionally, the amendment called for us to make available to the note holders the opportunity to offer financing to our company via the sale of a total of 120,000,000 five year warrants exercisable into shares of the our common stock at $0.03 per share.

In April 2011, we exercised our right of redemption by retiring the PMI Technologies, Inc. portion of the debenture for a payment of $93,248.48 in April 2011.

In April 2011, we executed an amendment to the PMI assignment agreement whereby we assigned the remaining open portion of the debenture, in the amount of $85,805 to Steeltown and its assignees. Additionally, the conversion price was modified to a fixed price of $0.0007603 per share. The amendment also called for us to make available to the note holders the opportunity to offer financing to our company through the sale of a total of 50,000,000 three year warrants exercisable into shares of our common stock as a ladder at $0.02, $0.04, $0.08, $0.12, $0.15 each per share for each ten million warrants equally distributed among the warrant holders.

In May 2011, we executed an amendment to the April 2011 Steeltown assignment agreement whereby we further assigned the remaining open portion of the debenture, in the amount of $82,003, to Steeltown and its assignees.

In September 2011, we notified the Steeltown note holders of our intention to redeem the balance due of the debentures in full and, on September 12, 2011, we redeemed the balance due on the debentures of $35,793, thereby eliminating the right for additional conversions.

During the nine months ended September 30, 2011, PMI converted $47,561, $53,092, $73,040 and $11,379 of the April 23, 2009 debenture (as assigned by YA Global on December 23, 2010) into 10,449,389, 11,664,549, 16,047,276 and 2,500,000 shares of the Company’s common stock in January, February, March and April 2011, respectively, pursuant to the terms of the Securities Purchase Agreement.

During the nine months ended September 30, 2011, Steeltown converted $5,702, $13,624, $7,518, $3,041 and $20,126 of the April 23, 2009 debenture (as assigned by YA Global on December 23, 2010) into 7,499,671, 17,919,702, 9,884,404, 4,000,000 and 26,470,643 shares of the Company’s common stock in May, June, July, August and September 2011, respectively, pursuant to the terms of the Securities Purchase Agreement.

During the nine months ended September 30, 2011, we issued unsecured notes in an aggregate total of $107,500 to one unrelated party. Additionally, during the nine months ended September 30, 2011, we repaid a total of $29,415 of unsecured notes to two unrelated parties and we sold a total of $82,500 of unsecured notes held by two unrelated parties to an unrelated company.

During the nine months ended September 30, 2011, we issued unsecured notes in an aggregate total of $2,800 to one related party. Additionally, during the nine months ended September 30, 2011, we repaid a total of $6,600 of unsecured notes to two related parties.

Summary of Funded Debt

As of September 30, 2011 our company’s open unsecured promissory note balance was $2,429,364, net of discount on promissory notes of $26,700, listed as follows:

•

$18,750 to an unrelated individual

•

$345,000 to an unrelated individual – current portion = $295,000

•

$99,814 to an unrelated company – current portion = $49,814

•

$210,000 to an unrelated company – current portion

•

$1,675,000 to twenty-five unrelated individuals through term sheet with the SIG – current portion

•

$107,500 to an unrelated company – current portion

As of September 30, 2011, our company’s open unsecured related party promissory note balances were $722,638, listed as follows:

•

$722,638 to our CEO – current portion

As of September 30, 2011, our company’s open convertible secured note balances were $542,588, listed as follows:

•

$542,588 to Citco Global (as assigned in 04/09 by YA Global and Highgate) – current portion

As of September 30, 2011, our company’s open convertible note balances were $1,142,080, net of discount on convertible notes of $3,432, listed as follows:

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

•

$50,000 to two unrelated individuals (12/09 unsecured debentures)

•

$30,000 to an unrelated company (03/10 unsecured debenture)

As of September 30, 2011, our company’s open convertible note balances - related parties were $419,255, listed as follows:

•

$268,000 to our CEO – current portion

•

$57,500 to our VP of Technical Services – current portion

•

$30,000 to a relative of our CTO & one of our Software Developers – current portion

•

$5,000 to a relative of our CFO – current portion

•

$58,755 to our Office Manager – current portion

Based on present revenues and expenses, we are unable to generate sufficient funds internally to sustain our current operations. We must raise additional capital or determine other borrowing sources to continue our operations.  It is management’s plan to seek additional funding through the sale of common stock, the sale and settlement of trade payables and debentures, and the issuance of notes and debentures, including notes and debentures convertible into common stock. If we issue additional shares of common stock, the value of shares of existing stockholders is likely to be diluted.

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

Our future revenues and profits, if any, will primarily depend upon our ability, and that of our distributors and resellers, to secure sales of our suite of network security and anti-malware products. We do not presently generate significant revenue from the sales of our products. Although management believes that our products are competitive for customers seeking a high level of network security, we cannot forecast with any reasonable certainty whether our products will gain acceptance in the marketplace and if so by when.

Except for the limitations imposed upon us respective to the convertible secured debentures of Citco Global (as assigned by YA Global and Highgate), there are no material or known trends that will restrict either short term or long-term liquidity.

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

We are assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses of $4,686,942 for the nine months ended September 30, 2011, compared to a net operating loss of $2,243,708 for the nine months ended September 30, 2010. At September 30, 2011, our accumulated deficit was $27,720,968 and its working capital deficiency was $9,452,178. Additionally, for the nine months ended September 30, 2011, we had negative cash flows from operating activities of $639,681. Since our inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business will require additional capital. These conditions raise substantial doubt about our ability to continue as a going concern.

We have issued three-year and two-year secured debentures in 2004 and 2005 that are convertible into shares of our common stock to YA Global Investments, LP and Highgate House Funds, Ltd., respectively. In April 2009, YA Global notified us that the April 2005 YA Global and May 2005 Highgate secured convertible debentures, related documents and the subsequent forbearance agreements have been assigned to Citco Global Custody NV as of April 24, 2009. Additionally, we have issued a two-year secured debenture in 2009 that is convertible into shares of our common stock to YA Global. Under the terms of the secured debentures, we are restricted in our ability to issue additional securities as long as any portion of the principal or interest on the secured debentures remains outstanding. In December 2010, the balance of the YA Global April 2009 secured convertible debenture, after conversions, of $231,320, the principal balance due of the YA Global May 2006 promissory note of $100,000 and the accrued interest owed on the promissory note of $32,806.15 was assigned to PMI. The total amount assigned to PMI was $364,126. In April 2011, we exercised our right of redemption by retiring the PMI Technologies, Inc. portion of the debenture for a payment of $93,248.48. In April 2011, we executed an amendment to the PMI assignment agreement whereby we assigned the remaining open portion of the debenture, in the amount of $85,805, to Steeltown and its assignees. Additionally, the conversion price was modified to a fixed price of $0.0007603 per share in consideration of Steeltown and its assignees buying out PMI. In May 2011, we executed an amendment to the April 2011 Steeltown assignment agreement whereby we further assigned the remaining open portion of the debenture, in the amount of $82,003, to Steeltown and its assignees. In September 2011, we redeemed the Steeltown debentures in full.

Currently, management is attempting to generate sufficient revenues and improve gross margins by a revised sales strategy that was implemented in the second quarter of 2009. In principle, management is redirecting its sales focus from direct sales to domestic and international channel sales, where our company is primarily selling through a channel of Distributors, Value Added Resellers, Strategic Partners and Original Equipment Manufacturers. We believe that the revenues from this approach are more lucrative than selling direct, however, this approach also has a longer duration to market, due to the increase in sales volume of GuardedID® and ProtectID® through these channel partners. This strategy is starting to shows signs of success and should increase our sales and revenues allowing us to mitigate future losses. In addition, management has raised funds through convertible debt instruments and the sale of equity in order to alleviate the working capital deficiency. Through the utilization of the capital markets, management is seeking to locate the additional funding necessary to continue to expand and enhance its growth; however, no assurance can be given that we will be able to increase revenues or raise additional capital.  We expect to continually increase our customer base and realize increased revenues from recently signed contracts. We also expect to receive additional financing.  Therefore we are assuming that we will continue as a going concern.

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

Embedded Beneficial Conversion Feature of Convertible Instruments

In April 2011, we executed an amendment to the PMI assignment agreement whereby we assigned the remaining open portion of the PMI debenture, in the amount of $85,805, to Steeltown and its assignees. Additionally, the conversion price was modified to a fixed price of $0.0007603 per share in consideration of Steeltown and its assignees buying out PMI.

We recognized and measured the embedded beneficial conversion feature of the convertible instruments by allocating a portion of the proceeds from the convertible instruments equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value of the embedded beneficial conversion feature was calculated at the commitment date as the difference between the conversion price and the fair value of the securities into which the convertible instruments were convertible. We recognized the intrinsic value of the embedded beneficial conversion feature of the convertible notes so computed as interest expense. In September 2011, we redeemed the Steeltown debentures in full thereby negating the embedded beneficial conversion feature of the convertible instruments.

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”).  This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•

An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•

In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

•

Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “ Comprehensive Income (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, September 30, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

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

OUR COMPANY’S BUSINESS MAY BE IMPACTED BY ANY INSTABILITY AND FLUCTUATIONS IN GLOBAL FINANCIAL SYSTEMS.

The recent credit crisis and related instability in the global financial system, although somewhat abated, has had, and may continue to have, an impact on our company’s business and our company’s financial condition as we expand into non-U.S. based markets. Our company may face significant challenges if conditions in the financial markets do not continue to improve. Our company’s ability to access the foreign business markets may be severely restricted at a time when our company wishes or needs to access such markets, which could have a materially adverse impact on our company’s flexibility to react to changing economic and business conditions or carry on our operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2011, Steeltown converted $7,518 of the April 23, 2009 debenture (as assigned by YA Global on December 23, 2010) into 9,884,404 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversions were made on July 6, 2011 with $760 converted into 1,000,000 shares, on July 12, 2011 with $2,348 converted into 3,084,404 shares, on July 13, 2011 with $1,141 converted into 1,500,000 shares and on July 21, 2011 with $3,269 converted into 4,300,000 shares.

In July 2011, the Company issued 1,250,000 restricted shares of its common stock, valued at $0.028 per share, to a consultant per the terms of an investor relations agreement executed in February 2011.

In July 2011, the Company issued 6,500,000 shares of its unrestricted common stock, valued at $0.01 per share, to a debt restructuring consultant for the sale of the one of the Company’s unsecured promissory notes and accrued interest.

In July 2011, the Company issued warrants to purchase 1,000,000 shares of common stock to an unrelated party in conjunction with an unsecured promissory note executed in July 2011. The warrants are exercisable at $0.50 per share and expire in July 2014.

In August 2011, Steeltown converted $3,041 of the April 23, 2009 debenture (as assigned by YA Global on December 23, 2010) into 4,000,000 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversions were made on August 1, 2011 with $1,520 converted into 2,000,000 shares and on August 15, 2011 with $1,521 converted into 2,000,000 shares.

In August 2011, the Company sold to one individual certain units which contained common stock and warrants. The Company issued 1,000,000 restricted shares of its common stock at $0.03 per share and warrants to purchase 500,000 shares of its common stock, exercisable at $0.04 per share, that expire in August 2014.

In September 2011, the Company issued 7,500 restricted shares of its common stock, valued at $0.03 per share, to a law firm as compensation for general counsel legal services rendered.

In September 2011, the Company issued 4,112,500 shares of its unrestricted common stock, valued at $0.01 per share, to a debt restructuring consultant for the sale of the two of the Company’s unsecured promissory notes and accrued interest.

In September 2011, the Company issued 900,000 restricted shares of its common stock, valued at $0.03 per share, to a vendor as settlement of trade payables.

In September 2011, in accordance with a debt purchase agreement executed with a consultant, the Company issued commitment warrants to purchase 35,000,000 shares of common stock to the consultant for cash considerations in the amount of $315,000, of which the company received $30,000 in July 2011and $43,000 in September 2011. The warrants are exercisable at $0.02 per share for 15,000,000 shares, $0.03 per share for 10,000,000 shares and $0.04 per share for 10,000,000 shares. All of the warrants expire in September 2013.

In September 2011, Steeltown converted $20,126 of the April 23, 2009 debenture (as assigned by YA Global on December 23, 2010) into 26,470,643 shares of the Company’s common stock, pursuant to the terms of the Securities Purchase Agreement. The conversions were made on September 6, 2011 with $2,737 converted into 3,600,000 shares, on September 7, 2011 with $6,463 converted into 8,500,000 shares and on September 8, 2011 with $10,926 converted into 14,370,643 shares.

In September 2011, the Company sold to three individuals certain units which contained common stock. The Company issued 5,000,000 restricted shares of its common stock at $0.02 per share for 4,000,000 shares and $0.025 per share for 1,000,000 shares.

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

STRIKEFORCE TECHNOLOGIES, INC.

Dated: November 21, 2011	By: /s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: November 21, 2011	By: /s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer