Form 10-K
period 2011-12-31
StrikeForce Technologies Inc.
filed 2012-04-16
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

   X  .

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.

Yes      . No   X  .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 10, 2012
Common stock, $0.0001 par value	244,194,973

Indicate the number of shares outstanding of each of the issuer’s classes of preferred stock, as of the latest practicable date.

Class	Outstanding at April 10, 2012
Preferred stock, no par value	3

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates.  This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.  $4,579,434

Transitional Small Business Disclosure Format

Yes      . No   X  .

Documents Incorporated By Reference

None

STRIKEFORCE TECHNOLOGIES, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2011 and 2010

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

PART I

ITEM 1.  BUSINESS

StrikeForce Technologies, Inc. is a software development and services company that offers a suite of integrated computer network security products using proprietary technology. StrikeForce Technical Services Corporation was incorporated in August 2001 under the laws of the State of New Jersey. On September 3, 2004, the stockholders approved an amendment to the Certificate of Incorporation to change the name to StrikeForce Technologies, Inc. On November 15, 2010, we redomiciled under the laws of the State of Wyoming. We initially conducted operations as an integrator and reseller of computer hardware and telecommunications equipment and services until December 2002.  In December 2002, and formally memorialized in September 2003, we acquired certain intellectual property rights and patent pending technology from NetLabs.com including the rights to further develop and sell their principal technology. In addition, certain officers of NetLabs.com joined our company as officers and directors of our company. We subsequently changed our name to StrikeForce Technologies, Inc., under which we have conducted our business since August 2003. Our strategy is to develop and market our suite of network security products to the corporate, financial, healthcare, government, insurance, e-commerce and consumer sectors. We plan to grow our business primarily through internally generated sales, rather than by acquisitions. We have no subsidiaries and we conduct our operations from our corporate office in Edison, New Jersey.

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

We began our operations in 2001 as a reseller and integrator of computer hardware and iris biometric technology. From the time we started our operations through the first half of 2003, we derived the majority of our revenues as an integrator. In December 2002, upon the acquisition of the licensing rights to certain intellectual property and patent pending technology from NetLabs.com, we shifted the focus of our business to developing and marketing our own suite of security products. Based upon the acquired licensing rights and additional research and development, we have developed various identification protection software products to protect computer networks from unauthorized access and to protect network owners and users from identity theft. In November 2010, we received notice that the United States Patent Office (“USTPO”) has issued an official Notice of Allowance for the patent application for the technology relating to our ProtectID® product, titled "Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System". In January 2011, we received notice that the United States Patent Office issued the Company Patent No. 7,870,599.  The “Out-of-Band Patent” went through a USTPO Re-Examination process starting on August 16, 2011 and concluded on December 27, 2011, with all of our patent claims remaining in-tact and seven additional Company patent claims being added. In 2011, we submitted an additional continuation patent on the “Out-of-Band” Patent, with another sixty-six additional Company claims now pending. The technology we developed and use in our GuardedID® product is the subject of a pending patent application.  In December 2011, we executed an exclusive agreement with an agent to represent us in enforcing the patent.

We completed the development of our ProtectID® platform at the end of June 2006 and we completed the core development of our keyboard encryption and anti-keylogger product, GuardedID®, in December 2006, with continuous enhancements, which is currently being sold and distributed. We seek to locate customers in a variety of ways. These include contracts primarily with value added resellers and distributors (both inside the United States and internationally), direct sales calls initiated by our internal staff, exhibitions at security and technology trade shows, through the media, through consulting agreements, and through our own and agent relationships. Our sales generate revenue either as an Original Equipment Manufacturer (“OEM”) model, through a Hosting/License agreement, bundled with other company’s products or through direct purchase by customers. We price our products for cloud consumer transactions based on the number of transactions in which our software products are utilized. We also price our products for business applications based on the number of users. We believe that these pricing models provide our company with one-time, monthly, quarterly and yearly recurring revenues. We are also generating revenues from annual maintenance contracts, renewal fees and expect, but cannot guarantee, an increase in revenues based upon the execution of various agreements that we have recently closed and are being implemented.

In October 2010, we executed an agreement to pursue a funding opportunity through a consulting company that, through an executed Memorandum of Understanding, purports to provide funding to us over time, necessary to sustain the Company while current contracts for business revenues develop and increase to a sustainable level. Other multiple alternative funding options had not progressed to viable proposals or did not close because of their expressed high risk level associated with our secured lenders, large debt positions and low revenues. A requirement of this funding source, utilizing an equity funding approach, required us to re-domicile in the State of Wyoming in order for this project to move forward in a necessary timeframe and at a necessary low cost to the Company. In November 2010, we received the corporate registration, amended articles of incorporation and by-laws as a result of our re-domiciling in the State of Wyoming.

We generated all of our 2011 and 2010 revenues of $448,127 and $265,990, respectively, from the sales of our security products. We market our products to financial service firms, e-commerce companies, government agencies, the enterprise market in general and with virtual private network companies, as well as technology service companies that service all the above markets. We seek such sales through our own direct efforts and primarily through distributors, resellers and third party agents. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in production installations and pilot projects with various distributors, resellers and direct customers, as well as having reached additional reseller agreements with strategic vendors internationally, including South America, Europe and Asia. Our GuardedID® product is also being sold directly to consumers, primarily through the Internet as well as distributors, resellers, third party agents and potential OEM agreements by bundling GuardedID® with their products (providing a value-add to their own products and offerings).

We have incurred substantial losses since our inception. Our management believes that our products provide a cost-effective, more secure and technologically competitive solution to address the problems of network security and identity theft in general. However, there can be no assurance that our products will continue to gain increased acceptance and continue to grow in the commercial marketplace or that one of our competitors will not introduce technically superior products.

Our executive office is located at 1090 King Georges Post Road, Suite 603, Edison, NJ 08837. Our telephone number is (732) 661-9641. We have 7 employees. Our Company’s website is www.strikeforcetech.com.  We are not including the information contained in our website as part of, or incorporating it by reference into, this report on Form 10-K.

Our Products

StrikeForce is a software development and services company. We own and are seeking to commercially exploit various identification protection software products that were developed to protect computer networks from unauthorized access, real time, and to protect network owners and users from identity theft and data breaches. Our principal products ProtectID® and GuardedID®, inclusive of our unique CryptoColor® technology, are proprietary authentication and keystroke encryption technologies that are intended to eliminate unauthorized access to computer networks and to prevent unauthorized individuals from copying (logging) keystrokes. We are developing a market for our suite of products in the financial services, e-commerce, corporate, healthcare, government and consumer sectors. Our products are as follows:

•

ProtectID® is an authentication platform that uses “Out-of-Band” two-factor in-house installation, cloud service technology and a hybrid to authenticate computer network users by a variety of methods including traditional passwords combined with a telephone, iPhone, Droid, Blackberry, PDA, or multiple computer secure sessions, biometric identification or encrypted devices such as tokens or smartcards as examples. The authentication procedure separates authentication information such as usernames and passwords or biometric information, which are then provided to or from the network’s host server across separate channels. The platform allows for client choices, per their company’s security policies, which evolves over time with newly available and customer requested technologies.

•

GuardedD® creates a 128-bit encrypted real time separate pathway for information delivery from a keyboard to a targeted application on a local computer, preventing the use of spyware/malware to collect user information.  This product provides keyboard encryption and helps prevent keylogging from occurring in real time, which helps prevent the number one threat to consumers and businesses in today’s market: keylogging software, which is stealth software embedded in web sites, emails, pictures, MP3 files, videos or other software that, once unknowingly launched, secretly monitors and records all of a user's keystrokes on the computer and sends the data to the identity thief without the user’s awareness.  Keylogging has been reported as the #1 cause of major data breaches that occurred in 2010, as reported in the 2010 Verizon Data Breach Report.

Our products sometimes include software and hardware that we contractually license from other vendors. These products include VASCO (an authentication and e-signature solutions company) tokens, as well as additional authentication and telecommunication software devices.

The ProtectID® Cloud Service can be hosted by our service provider (we have a strategic arrangement with a third party SAS70 hosting service) or not hosted and the ProtectID® Platform can be installed internally in a customer’s infrastructure. With the exception of our free redistributable Microsoft software components and our reseller agreement with VASCO, none of our contracts for hardware or software are with a sole supplier of that product.

Factors that are considered important to our success include, but are not limited to, the following:

•

ProtectID® addresses the needs of a broad variety of customers for authentication security. One of the biggest problems facing the world is Identity Theft, the effects of which total an estimated $221 billion per year in business losses.

•

FBI warns of $100 million cyber-threat to small business, reported November 3, 2009 by Computerworld

•

Bank Technology News reported in January 2010, that consumers have been aware of the threats of online crime, yet are still falling prey to scams at increasing rates, according to RSA Security (“RSA”) who found that 70% of users feel their banks should implement stronger security.

•

48% of all data breaches in 2011 were caused by key loggers (malware copying keystrokes), as reported by the Verizon 2012 Data Breach  Report.

•

In 2011, it was reported that RSA Security was breached in late 2011 from which Lockheed Martin and others were affected. This event caused many companies to look to other means of two-factor authentication, such as Out-of-Band. The RSA Data Breach started with a keylogging virus.

•

Heartland Payment Systems Inc. said that cyber criminals compromised its computer network using keyloggers, gaining access to customer information associated with 100 million card transactions it handles each month, as reported by the Wall Street Journal on January 21, 2009.

•

In respect to the latest version of our keyboard encryption and anti-keylogger Product, GuardedID®, a recent report from a government security group known as CERT states that minimally 80% of the malicious keylogging programs are undetected by the major anti-virus software suites. However, the Guarded ID(R) is designed to render the malicious programs useless, in real time.

•

The Effectiveness of Our Products: Our products have been designed to provide, we believe,  a high available level of security for computer networks and individual users. In particular, we believe that the now Patented “Out-of-Band” authentication process is an innovative technology that will greatly prevent unauthorized access to computer networks and will provide effective security products to drastically reduce the incidence of identity fraud for our customers. We have contractually commenced implementation of our products on a large global scale, yet there can be no assurance that they will function in all aspects as intended. Likewise, a high level of innovation characterizes the software industry and there can be no assurance that our competitors will not develop and introduce a superior product. The effective functioning of our products once deployed is an important factor in our future success. To date and our knowledge, all of our clients have reported, per a report by Research 2.0, that our products work as described .

•

Ability to Integrate our Software with Customer Environments: There are numerous operating systems that are used by computer networks. The ability of a software product to integrate with multiple operating systems is likely to be a significant factor in customer acceptance of particular products. StrikeForce’s ProtectID® operates on an independent Cloud Service platform and is also able to integrate with multiple operating systems and user interfaces for an in-house implementation. ProtectID® has been designed to use multiple authentication devices that are currently on the market (including, but not limited to, biometrics, key-fob tokens, iPhones, iPads, Blackberrys, Androids, PDA’s, smart cards and other Mobile devices). Our ability to integrate our products with multiple existing and future technologies is currently a key factor in the growth of our product’s acceptance and is demonstrated by our success with recent clients and installations referred to in a number of our 2011 and 2012 press releases.  Our GuardedID® product currently operates with Windows Internet Explorer (IE) and Firefox web browsers and our upgraded Premium version works with almost all applications running on a Windows desktop platform, inclusive of Microsoft Office. New features and functions for both products continue to be developed via our research and development, as well as the ability to operate on other technology platforms, such as Apple and we expect deployment of our GuardedID® for the MAC OS in the second quarter of 2012.

•

Relative Cost: We have attempted to design our products to provide a cost-effective suite of products for financial services, e-commerce, commercial, healthcare, government and direct-consumer customers. Our ability to offer our products at a competitive price and to add to existing installations is likely in our opinion, to be a key factor in the acceptance of our product as we have seen with many of our clients.

Business Model

We are focusing primarily on developing sales through “channel” relationships in which our products are offered by other manufacturers, distributors, value-added resellers and agents, internationally. In 2010, we added and publicly announced a major channel distributor who provides a presence for us in London, England, representing us in the European Union. We also sell our suite of security products directly from our Edison, NJ office, which also augments our channel partner relationships. It is our strategy that these “channel” relationships will provide the greater percentage of our revenues ongoing, as was the case in 2011. Examples of the channel relationships that we are seeking include already establishing original equipment manufacturer (“OEM”) and bundled relationships with other security technology and software providers that would integrate or bundle the enhanced security capabilities of ProtectID® and or GuardedID® into their own product lines, thereby providing greater value to their clients. These would include providers of networking software and manufacturers of computer and telecommunications hardware and software that provide managed services, as well as all markets interested in increasing the value of their products and packages, such as financial services software, anti-virus, government integrators and identity theft product companies.

Our primary target markets include financial services such as banks, insurance companies, e-commerce based services companies, telecommunications and cellular carriers, technology software companies, healthcare, government agencies and consumers. For the near term, we are focusing our concentration on the identity theft and data breach strategic problem areas, such as where compliance with government regulations are key and stolen passwords are used to acquire private information illegally. We recently executed a multi-year contract with a major US financial lender who will utilize our ProtectID® solution for its over (12,000,000) employees, administrators and consumers.

Because we are now experiencing a growing market demand, we are developing a sizeable global reseller and distribution channel as a strategy to generate, manage and fulfill demand for our products across market segments, minimizing the requirement for an increase in our staff. We have minimized the concentration on our initial direct sales efforts as our distribution and reseller channels continue to grow internationally with a major focus in Europe.

We seek to generate revenue through fees for ProtectID® based on consumer usage in the financial and healthcare services markets, as well as enterprises in general, through our Cloud Service, plus one-time and annual per person fees in the enterprise markets which often are for local installations of our product, and set-up and recurring transaction fees when the product is accessed in our Cloud Service, along with yearly maintenance fees, and other one-time and recurring fees. We also intend to generate revenues through sales of our GuardedID® product. GuardedID® pricing is for an annual license and we discount for volume purchases. GuardedID® pricing models, especially when bundling through OEM contracts, include monthly and quarterly recurring revenues. As more agreements are reached by our distributors, we are experiencing monthly increasing sales growth, through the execution of GuardedID® bundled OEM agreements. We also provide our clients a choice of operating our ProtectID® software internally by licensing it or through our hosted Cloud Service. GuardedID® requires a download on each and every computer it protects, whether for employees or consumers. We have three GuardedID® products, (i) a standard version which protects browser data entry only, (ii) a premium version which protects almost all the applications running under Microsoft Windows on the desktop, including Microsoft Office Suite and (iii) an Enterprise version which provides the Enterprise administrative rights and the use of Microsoft’s Enterprise tools for the product’s deployment.

Marketing

 Our multi-channel marketing strategy includes:

•

Direct sales to enterprise and commercial customers. In this effort, we are purchasing marketing programs, a new strategy for us, and we are looking at other inside sales alternatives in order to respond aggressively to inquiries relating to our products.

•

The global addition of resellers, agents & distributors (our strategic sales channel) who distribute and resell our products and services to enterprise and commercial customers (technology and software product distributors, systems integrators, managed service companies, other security technology and software vendors, telecom companies, identity theft related product companies, etc.).

•

Application Service Provider (ASP) Partners: Our certified SAS 70 third party service provides a hosting platform that facilitates faster implementations at competitive prices for our Cloud Service option.

•

Original Equipment Manufacturers (OEM): SFT products are sold to other security technology vendors that integrate ProtectID® and  GuardedID® into their products (bundling) and services providing for monthly increasing recurring revenues.

•

Internet sites that sell GuardedID® to consumers and small enterprises, such as affiliates.

Our hosting service provider is Host My Site and we have been under contract with them since December 2007 when we executed an agreement with a nationwide premier data center and co-location services provider who functions as an Application Service Provider for our ProtectID product, which requires a secondary server used for the “Out-of-Band” two-factor authentication technology. We believe that this relationship improves the implementation time, reduces the cost and training requirements, and allows for ease of scalability on an as needed basis. The hosting site is also SAS 70 (Statement on Auditing Standards (SAS) No. 70,) certified, which is critical to providing a secure compliant service that is required by most of our clients. Our agreement with the services provider was for a one-year (1) term, initially ending in December 2008 and renewing automatically for one-year (1) terms, and is still in effect. The relationship can be terminated by either party on sixty days written notice. The hosting service is compensated by our Company based on a flat monthly fee per the terms of the contract that can increase as we require additional services.

Intellectual Property

In December 2011, we executed an exclusive agreement with an agent to represent us in enforcing the patent. Our firewall product, which was in the research and design phase, is no longer being developed; therefore, the pending provisional patent application was allowed to expire. A fourth patent application relating to our ProtectID® product was combined into the first ProtectID® patent application and the fourth application was allowed to lapse.

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

Business Strategy

We expect to incur significant additional costs before we become profitable. We anticipate that most of the costs that we incur will be related to salaries, professional fees, marketing, sales and research & design. We anticipate that we will increase our sales force by approximately one full-time employee and our technology staff by approximately two employees during the next twelve months. At the present time, our monthly cash expenditure burn rate is approximately $95,000 per month. We expect that our monthly cash usage for operations will increase in the future due to contracted and anticipated increased volumes and the preceding additions. We anticipate that the area in which we will experience the greatest increase in operating expenses is in marketing, selling, advertising, payroll related to sales and product support, technology and global strategic business consulting subject to cash availability.

Our primary strategy over the next 12 months is to focus on the growth and support of our channel partners, including distributors, resellers and original equipment manufacturers (OEMs). Secondly, our internal sales team will target potential direct sales to network customers, and in industries that management believes provides the greatest potential for sales. These include small to medium sized financial institutions, government agencies, e-commerce, healthcare and enterprise businesses. Our management hopes to leverage the  increase in marketing expenses and is looking outside the business for further direct sales expansion. We are also executing agreements with strategic resellers and distributors for marketing, selling and supporting our products internationally. It is our intention to ultimately utilize distributors, resellers and agents to generate the bulk of our sales internationally, realizing that this strategy will take time to nurture. There can be no assurance, however, that we will succeed in implementing our sales strategy. Although management believes that there is an increasingly strong market for our products, we have not generated substantial revenue from the sale of our principal products and there is no assurance we can secure a market sufficient to permit us to achieve profitability in the next twelve months.

Competition

The software development and services market is characterized by innovation and competition. There are several well-established companies within this market that offer network security systems and newer companies with emerging technologies.

We believe that our patented “Out-of-Band” two-factor identity authentication product is an innovative, secure, adaptable, competitively priced, integrated network authentication system. The main features of ProtectID® include: an open architecture “Out-of-Band” platform for user authentication; operating system independence; biometric layering; mobile authentication; secure website logon; Virtual Private Network (“VPN”) access; domain authentication and multi-level authentication. Unlike other techniques for increased network security, ProtectID® does not rely on a specific authentication device or method (e.g., phone, tokens, smart cards, digital certificates or biometrics, such as a retinal or fingerprint scan). Rather ProtectID® has been developed as an “open platform” that incorporates many authentication devices and methods. For example, once a user has been identified to a computer network, a system deploying our ProtectID® authentication system permits the “Out-of-Band” authentication of that user by a telephone, iPhone, iPad, Blackberry, PDA, email, hard token, SSL client software, a biometric device such as a fingerprint scan, or others, before that user is permitted to access the network. By using “Out-of-Band” authentication methods, management believes that ProtectID® provides a competitive product for customers with security requirements greater than typical name and password schemes for virtual private networks and computer systems with multiple users at remote locations, as examples. We also believe that our keystroke encryption product, GuardedID®, offers an additional competitive edge for network security and e-commerce applications that should provide greater levels of security and the ability to evolve over time based on newer technologies when made available. Both products have limited competition based on our product’s ability to protect individual identities and computers/devices.

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

Employees

As of fiscal year end December 31, 2011, the Company had 7 employees. We believe relations with employees are generally good.

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

ITEM 1A.  RISK FACTORS

AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW AND THE OTHER INFORMATION CONTAINED IN THIS REPORT BEFORE DECIDING TO INVEST IN OUR COMMON STOCK.

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

We have yet to establish any history of profitable operations as shown in our independent certified financial audits for 2011 and 2010. As of December 31, 2011, we had an accumulated deficit of $28,521,079. We incurred annual operating losses of $2,874,462 for the year ended December 31, 2010 and $5,487,053 for the year ended December 31, 2011. We have financed our operations through loans from our officers, employees, and the issuance of debt and equity securities in private placement transactions.  Our revenues have not been sufficient to sustain our operations. Our profitability will require the successful marketing and sale of our ProtectID® and GuardedID® products and services.

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

WE HAVE ISSUED SECURED CONVERTIBLE DEBENTURES THAT MAY RESTRICT OUR ABILITY TO OBTAIN ADDITIONAL FINANCING.

We issued three-year and two-year secured debentures in 2004 and 2005 that are convertible into shares of our common stock to Citco Global Custody, NV (as assigned by YA Global Investments, LP (“YA Global”), formerly Cornell Capital Partners, LP, and Highgate House Funds, Ltd. respectively. Under the terms of the secured debentures, we are restricted in our ability to issue additional securities as long as any portion of the principal or interest on the secured debentures remains outstanding. Specifically, we may not, without the prior consent of the holders of the secured debentures, issue any common stock or preferred stock at a discount to its fair market value or issue any derivative security, such as common stock purchase warrants or options, convertible into common stock at less than fair market value. We are also precluded under the terms of the secured debentures from granting any third party a security interest in our assets. Our inability, without the secured debenture holders’ consent, to provide a discount on our stock or to grant a security interest could make it difficult to find parties willing to make additional investments in us or to loan us money and therefore could adversely affect our ability to raise additional funds.

SECURED CONVERTIBLE DEBENTURES ISSUED TO CITCO GLOBAL CUSTODY, NV (AS ASSIGNED BY YA GLOBAL INVESTMENTS, LP, FORMERLY CORNELL CAPITAL PARTNERS, LP, AND HIGHGATE HOUSE FUNDS, LTD) COULD RESULT IN A CHANGE IN CONTROL.

SUMMARY OF OUR OUTSTANDING SECURED CONVERTIBLE DEBENTURES

At December 31, 2011, $542,588 in aggregate principal amount of the Citco Global Custody NV (“Citco Global”) debentures, as assigned by YA Global and Highgate in April 2009, were issued and outstanding.

HISTORY OF OUR OUTSTANDING SECURED CONVERTIBLE DEBENTURES

Our outstanding convertible secured notes payable are secured through the note holder's claim on our intellectual property.

We have issued an aggregate of $1,774,876 in secured convertible debentures, including an aggregate of $1,024,876 principal amount secured debentures issued to YA Global Investments, LP and an aggregate of $750,000 principal amount secured debentures issued to Highgate House Funds, Ltd., which are convertible into shares of our common stock at an amount equal to the lesser of: (i) 120% of the average closing bid price for the 5 trading days immediately preceding the closing date (the “YA Global Fixed Conversion Price” and, together with the Highgate Fixed Conversion Price, the “Fixed Conversion Price”); or (ii) 80% of the lowest  closing bid price of the common stock during the five days preceding the conversion date.  In July, 2006, the YA Global and Highgate Fixed Conversion Price was reduced to $0.085 in connection with an anti-dilution adjustment.

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

In January 2008, the Company executed a Forbearance Agreement with YA Global whereby YA Global and Highgate agreed to forbear from exercising their rights under the secured convertible debentures through February 27, 2008. The terms of the Forbearance Agreement record the amount due to YA Global and Highgate House Funds, Ltd by the Company to be $1,214,093, which includes principal, interest and the redemption premium. The terms also include a reduction in the YA Global and Highgate Fixed Conversion Price to $0.065. In connection with this Agreement, the Company issued to YA Global 500,000 contingency common stock purchase warrants with an exercise price of $0.15 per share. The common stock purchase warrants are exercisable for a period of five (5) years from date of issuance. The common stock purchase warrants were held in escrow and will only be released to YA Global if the total amount due by the Company was not paid to YA Global by February 29, 2008. The total amount of our indebtedness to YA Global and Highgate House Funds, Ltd. in the amount of $1,214,093, as agreed to in the Forbearance Agreement, is further broken down as:

•

$427,447 (YA Global secured convertible debenture)

•

$204,775 (YA Global accrued and unpaid interest on debenture)

•

$85,489 (YA Global 20% redemption premium)

•

$244,720 ( Highgate House Funds, Ltd. secured convertible debenture)

•

$86,937 (Highgate House Funds, Ltd. accrued and unpaid interest on debentures)

•

$48,944 (Highgate House Funds, Ltd. 20% redemption premium)

•

$100,000 (YA Global promissory note dated May 1, 2006)

•

$15,781 (YA Global accrued and unpaid interest on note)

In February 2008, the Forbearance Agreement was amended and extended to May 15, 2008, including the terms of the contingency common stock purchase warrants. Per the terms of the amendment, YA Global and Highgate House Funds, Ltd. shall receive an additional 105 days of interest for a total amount of $28,328.84 additional interest. The additional interest plus a security deposit of $171,671.16 were paid to YA Global and Highgate House Funds, Ltd. per the terms of a debt assignment agreement executed with the StrikeForce Investor Group (“SIG”) in February 2008, for a total amount paid to YA Global of $200,000. The security deposit will be applied to the amount due YA Global and Highgate House Funds, Ltd. e if the remaining balance is paid in full by May 15, 2008. Otherwise, the security deposit will be applied to YA Global as liquidated damages.

In May 2008, the Company executed a Forbearance Agreement with YA Global that supersedes the January 2008 agreement and February 2008 amendment, whereby YA Global and Highgate House Funds, Ltd. have agreed to forbear from exercising their rights under the secured convertible debentures through October 15, 2008.  Per the terms of the May 2008 Forbearance Agreement, the Company agreed to use its best efforts to make available sufficient authorized shares of its common stock to effect conversion of the entire amount outstanding, to YA Global and Highgate House Funds, Ltd., by October 15, 2008. The terms of the contingency common stock purchase warrants became applicable to the terms of the May 2008 Forbearance Agreement.  Additionally, per the terms of the agreement, the SIG paid $75,000 to YA Global in May 2008 which is further broken down as:

•

$17,268 (additional prepaid interest to YA Global from May 15, 2008 to October 15, 2008)

•

$7,181 (additional prepaid interest to Highgate House Funds, Ltd. from May 15, 2008 to October 15, 2008)

•

$27,840 (accrued interest due on the Highgate House Funds, Ltd. debenture dated April 26, 2005)

•

$22,711 (non-refundable extension payment that will be applied to the redemption amount if the remaining balance is paid in full by October 15, 2008)

The payment of the accrued interest of $27,840 for the Highgate House Funds, Ltd. April 26, 2005 debenture reduced the total amount of our indebtedness to YA Global and Highgate House Funds, Ltd. to $1,186,253 as agreed to in the May 2008 Forbearance Agreement.

In April 2009, the YA Global and Highgate House Funds, Ltd. secured convertible debentures were extended to December 31, 2010. Per the terms of the extension, the security deposit of $171,671 paid in March 2008 and the extension payment of $22,711 paid in May 2008 were applied to the YA Global debenture resulting in a remaining note balance of $233,065. The balance of the Highgate House Funds, Ltd. debenture remained $244,720.

In April 2009, the Company executed a secured convertible debenture with YA Global for $277,920, maturing on December 31, 2010. The debenture, which is not interest bearing, represents accrued interest owed on the existing YA Global and Highgate House Funds, Ltd. secured convertible debentures through April 23, 2009.

In April 2009, YA Global notified the Company that the April 2005 YA Global and May 2005 Highgate House Funds, Ltd. secured convertible debentures, related documents and the subsequent forbearance agreements had been assigned to Citco Global Custody NV (“Citco Global”) as of April 24, 2009.

In December 2010, the balance of the YA Global April 2009 secured convertible debenture, after conversions, of $231,320, the principal balance due of the YA Global May 2006 promissory note of $100,000 and the accrued interest owed on the promissory note of $32,806.15 was transferred to PMI Technologies, Inc. (“PMI”). The total amount transferred to PMI was $364,126. In connection with the transfer, the Company paid a  related fee to YA Global of $200,000and recorded as financing expense in December 2010. Therefore, as of December 2010, YA Global is no longer a secured lender to StrikeForce.

In December 2010, the Company executed an amendment to the PMI transfer agreement whereby the secured convertible balance owed to PMI was distributed among five unrelated parties, one of whom was PMI. The due dates of the notes were extended to December 31, 2012 and the conversion price was modified to a fixed price of $0.004551576875 per share. Additionally, the amendment called for the Company to make available to the note holders the opportunity to offer financing to the Company via the sale of a total of 120,000,000 five year warrants exercisable into shares of the Company’s common stock at $0.03 per share.

In April 2011, we exercised our right of redemption by retiring the PMI Technologies, Inc. portion of the debenture for a payment of $93,248.48 in April 2011.

In April 2011, we executed an amendment to the PMI transfer agreement whereby we consented to the assignment of  the remaining balance due to PMI in the amount of $85,805 to Steeltown and its assignees. Additionally, the conversion price was modified to a fixed price of $0.0007603 per share. The amendment also called for us to make available to the note holders the opportunity to offer financing to our company through the sale of a total of 50,000,000 three year warrants exercisable into shares of our common stock as a ladder at $0.02, $0.04, $0.08, $0.12, $0.15 each per share for each ten million warrants equally distributed among the warrant holders.

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

Our obligation to issue a combination of shares or deliver shares through the escrow agent upon conversion of our $542,588 principal amount secured convertible debentures owed to Citco Global is essentially limitless. Citco Global has not processed any conversions through fiscal 2011. The following is an example of the amount of shares of our common stock that are issuable upon conversion of the Citco secured convertible debentures based on various market prices:

Price Per Share	With 20% Discount	Number of Shares	Percentage of Stock Issuable
$0.060	$0.048	11,303,917	5.11% (1)
$0.040	$0.032	16,955,875	7.66% (1)
$0.020	$0.016	33,911,750	15.32% (1)
$0.018	$0.014	38,756,286	17.51% (1)
$0.015	$0.012	45,215,667	18.52% (2)

(1) Based on 221,388,354 shares of common stock outstanding as of December 31, 2011. As illustrated, the number of shares of common stock issuable upon conversion of our secured convertible debentures will increase if the market price of our stock declines, which will cause dilution to our existing stockholders. The closing price of our common stock on December 31, 2011 was $0.018.

(2) Based on 244,194,973 shares of common stock outstanding as of April 10, 2012. As illustrated, the number of shares of common stock issuable upon conversion of our secured convertible debentures will increase if the market price of our stock declines, which will cause dilution to our existing stockholders. The closing price of our common stock on April 9, 2012 was $0.015.

THE SALES OF COMMON STOCK BY INVESTORS AFTER DELIVERY OF A CONVERSION NOTICE COULD HAVE A DEPRESSIVE EFFECT ON THE PRICE OF OUR COMMON STOCK. IN ADDITION, WE DO NOT INTEND TO DISCLOSE THE TIMING OF ANY CONVERSION NOTICES WHICH WE MAY RECEIVE FROM THE INVESTORS, UNTIL WE FILE OUR FORM 10-Q AND FORM 10-K, AND AS A RESULT, YOU WILL HAVE NO KNOWLEDGE OF WHEN THE INVESTORS ARE CONVERTING INTO SHARES OF OUR COMMON STOCK UNTIL WE FILE OUR FORM 10-Q AND FORM 10-K.

While the securities purchase agreements with Citco Global contain provisions prohibiting them from engaging in short sales, the investors may, nevertheless, engage in the sale of escrowed shares after delivering a conversion notice to us but before actual delivery of the shares. In the event that Citco Global was to engage in any such sales, this may create downward pressure on the price of our common stock and could result in higher levels of volatility. Further, any resulting decline in the price of our stock could result in increased dilution due to the fact that we could be required to issue greater numbers of shares upon receiving future conversion notices. In addition, not only the sale of shares issued upon conversion of secured debentures, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock. In addition, we do not intend to disclose the timing of conversion notices which we may receive from Citco Global until we file our Form 10-Q and 10-K. As a result, you will have no knowledge of when the investors are converting until we file our Form 10-Q and 10-K. Further, you will not know that the investors have shares of our common stock that they may be imminently selling, or that the investors have sold such shares, all of which may have a depressive effect on the price of our common stock until we file our Form 10-Q and 10-K.

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

OUR SECURITY AGREEMENTS WITH CITCO GLOBAL CUSTODY NV CONTAIN NEGATIVE COVENANTS WHICH RESTRICT OUR ABILITY TO CREATE SECURITY INTERESTS, CHANGE MANAGEMENT, DECLARE DIVIDENDS, MAKE LOANS AND INCUR ADDITIONAL INDEBTEDNESS, WITHOUT CITCO GLOBAL’S AND PMI’S PRIOR WRITTEN CONSENT. SUCH RESTRICTIONS COULD IMPEDE OUR ABILITY TO OBTAIN ADDITIONAL FUNDING TO FINANCE OUR ONGOING OPERATIONS, WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

In connection with the securities purchase agreements for our secured convertible debentures with Citco Global Custody NV (as assigned by YA Global Investments, LP, dated December 20, 2004, January 18, 2005 and amended on April 27, 2005 into one debenture with interest to April 27, 2005, and Highgate House Funds Ltd., dated April 27, 2005 and May 6, 2005), we granted Citco Global a secured interest in all of our assets. In accordance with such agreement, we may not, without Citco Global’s written consent, directly or indirectly:

•

permit to exist any assignment, transfer, pledge, mortgage, security interest or other lien or encumbrance in or against any part of the pledged property;

•

materially change our ownership, executive staff or management, including Mark L. Kay;

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

THE PATENT APPLICATION FOR THE GUARDEDID® TECHNOLOGY IS PENDING AND THERE IS NO ASSURANCE THAT THIS APPLICATION WILL BE GRANTED. FAILURE TO OBTAIN THE PATENT FOR THE APPLICATION COULD PREVENT US FROM SECURING REVENUES IN THE FUTURE. THE PATENT APPLICATION FOR THE PROTECTID® TECHNOLOGY HAS BEEN GRANTED.

In November 2010, we received notice that the United States Patent Office (“USTPO”) has issued an official Notice of Allowance for the patent application for the technology relating to our ProtectID® product, titled "Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System". In January 2011, we received notice that the United States Patent Office issued the Company Patent No. 7,870,599.  The “Out-of-Band Patent” went through a USTPO Re-Examination process starting on August 16, 2011 and concluded on December 27, 2011, with all of our patent claims remaining in-tact and seven additional Company patent claims being added. In 2011, we submitted an additional continuation patent on the “Out-of-Band” Patent, with another sixty-six additional Company claims now pending. The technology we developed and use in our GuardedID® product is the subject of a pending patent application.  In December 2011, we executed an exclusive agreement with an agent to represent us in enforcing the patent. Our firewall product, which was in the research and design phase is no longer being developed, therefore the pending provisional patent (acquired from NetLabs.com) application was allowed to expire. A fourth patent application relating to our ProtectID® product was combined into the first ProtectID® patent application and the fourth application was allowed to lapse. To date the GuardedID® patent application has not been granted. We cannot be certain that this patent will be granted nor can we be certain that other companies have not filed for patent protection for this technology. In the event the patent was granted for the GuardedID® technology, there is no assurance that we will be in a position to enforce the patent rights. Failure to be granted patent protection for the technology could result in greater competition or in limited payments. This could result in inadequate revenue and cause us to cease operations.

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

Because the market for our services is new and evolving, it is difficult to predict the future growth rate, if any, and the size of this market. Substantial marketing activities have been implemented and will continue to be required to meet our revenue and profit goals. There can be no assurance we will be successful in such marketing efforts. There can be no assurance either that the market for our services will develop or become sustainable. Further, other companies may decide to provide services similar to ours. These companies may be better capitalized than us and we could face significant competition in pricing and services offered.

IF WE DO NOT ADEQUATELY PROTECT THE INTELLECTUAL PROPERTY RIGHTS, WE MAY EXPERIENCE A LOSS OF REVENUE AND OUR OPERATIONS MAY BE MATERIALLY IMPAIRED.

We rely upon confidentiality agreements signed by our employees, consultants and third parties to protect the intellectual property. We cannot assure that we can adequately protect the intellectual property or successfully prosecute potential infringement of the intellectual property rights. Also, we cannot assure that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. Failure to protect the intellectual property rights would result in a loss of revenue and could adversely affect our operations and financial condition. In December 2011, we executed an exclusive agreement with a firm to defend and protect our “Out-of-Band” Patent No. 7,870,599.

OUR INABILITY TO RETAIN OUR KEY EXECUTIVE OFFICERS WOULD IMPEDE OUR BUSINESS PLAN AND GROWTH STRATEGIES, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

Our success depends, to a critical extent, on the continued efforts and services of our Chief Executive Officer, Mark L. Kay, our Chief Technical Officer and Inventor, Ramarao Pemmaraju, and our Executive Vice President and Head of Marketing, George Waller.  Were we to lose two or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital.  We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our Company.  Only one of our executive officers (CEO) had an employment agreement providing for his continued service to us, which is now expired.  We do not currently carry a key-man life  insurance  policy  on any of  our  employees,  which  would  assist  us in recouping our costs in the event of the loss of those officers.

THE INABILITY TO MANAGE OUR GROWTH COULD IMPEDE OUR ABILITY TO GENERATE REVENUES AND PROFITS AND TO OTHERWISE IMPLEMENT OUR BUSINESS PLAN AND GROWTH STRATEGIES, WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

We plan to grow rapidly, which will place strains on our management team and other Company resources to both implement more sophisticated managerial, operational and financial systems, procedures and controls and to hire, train and manage the personnel necessary to implement those functions. Our staff is currently comprised of seven people and we believe that in order for us to achieve our goals, it will be necessary to further expand our personnel, particularly in the area of sales, support services, technology development and client support. As we grow, we also expect to increase detailed and pertinent internal and administrative controls and procedures, require further product enhancements and customization of our existing products for specific clients, as well as enter new geographic markets. We do not presently have in place the corporate infrastructure common to larger organizations. We do not, for example, have a separate human resources department or purchasing department designed for a larger organization. Some of our key personnel do not have experience managing large numbers of personnel. Substantial expansion of our organization will require the acquisition of additional information systems and equipment, a larger physical space and formal management of human resources. It will require that we expand the number of people within our organization providing additional administrative support (or consider outsourcing) and to develop and implement additional internal controls appropriate for a larger organization. Our experience to date in managing the minimal growth of our Company has been positive, without product failures or breakdowns of internal controls.

The time and costs to effectuate our business development process may place a significant strain on our management personnel, systems and resources, particularly given the limited amount of financial resources and skilled employees that may be available at the time. There can be no assurance that we will integrate and manage successfully new systems, controls and procedures for our business, or that our systems, controls, procedures, facilities and personnel, even if successfully integrated, will be adequate to support our projected future operations. There can be no assurance that any expenditure incurred during this expansion will ever be recouped. Any failure to implement and maintain such changes could have a material adverse effect on our business, financial condition and results of operations.

OUR RESULTS OF OPERATIONS MAY HIGHLY FLUCTUATE FROM QUARTER TO QUARTER AS WE CONTINUE TO GROW. THEREFORE, THESE RESULTS CANNOT BE USED TO PREDICT HOW WE MAY PERFORM IN THE FUTURE.

As a result of our limited operating history, we have limited historical financial data in which to base our planned operating expenses. Our expense levels are expected to gradually increase as our monthly revenues increase. It is anticipated that as we mature, our sales and operating results will fluctuate from quarter to quarter and from year to year due to a combination of factors, including, among other things:

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

•

Product Defects or Service Quality Problems Could Affect Our Sales

Although we consider our principal products ready for commercial production and are actively marketing them to potential customers, we do not have significant experience with the use of our products on a large scale. We have not experienced any product defects that are material to the performance of our products, but there can be no assurance that there will not be product defects in the future. Likewise, we cannot be certain that the security provided by our products cannot be circumvented, now or in the future, although we are unaware of anyone having successfully defeated the technology. Our products are complex and may contain undetected errors or defects or may contain errors or defects in new versions that we attempt to release. Errors and defects that occur in the future could result in adverse product reviews and a loss of, or delay in, market acceptance of our products. We have, however, received a number of independent endorsements of GuardedID® and ProtectID® from recognized, well known third party security product lab testers and reviewers (PCMagazine.com for GuardedID® and SCMagazineUS.com for ProtectID®).

OUR COMPANY’S BUSINESS IS IMPACTED BY ANY INSTABILITY AND FLUCTUATIONS IN GLOBAL FINANCIAL SYSTEMS.

The recent credit crisis and related instability in the global financial system, although somewhat abated, has had, and may continue to have, an impact on our prospective business and our prospective financial condition. We may face significant challenges if conditions in the financial markets do not continue to improve. Our ability to access the capital markets may be severely restricted at a time when we wish or need to access such markets, which could have a materially adverse impact on our flexibility to react to changing economic and business conditions or carry on our operations.

REPORTING REQUIREMENTS MAY UTILIZE A SUBSTANTIAL PORTION OF OUR CASH AND REDUCE THE PERIOD OF TIME WE CAN SURVIVE ON OUR AVAILABLE CASH RESERVES PRIOR TO GENERATING REVENUE.

We will incur ongoing costs and expenses for SEC reporting and compliance. To be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC.  Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement.  Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 day grace period if they do not make their required filing during that time. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources.

THE REGULATION OF PENNY STOCKS BY SEC AND FINRA (FINANCIAL INDUSTRY REGULATORY AUTHORITY, INC.) MAY DISCOURAGE THE TRADABILITY OF THE COMPANY'S SECURITIES AND THEREBY MAKE IT HARD FOR INVESTORS TO SELL THEIR SHARES AT THE TIME AND PRICES THEY MIGHT OTHERWISE EXPECT.

We are a "penny stock" company.  We are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors.  For  purposes  of the  rule,  the  phrase "accredited  investors"  means, in general terms,  institutions with assets in excess of $5,000,000,  or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000).  For transactions covered by the rule, the broker-dealer must make a special suitability determination of the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks.  Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop, because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3,  15g-4,  15g-5, 15g-6, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell their securities in a market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to the Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced  sales persons;  (iv)  excessive and  undisclosed bid-ask  differentials  and  markups by selling  broker-dealers;  and  (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, leaving investors with losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

RULE 144 SALES IN THE FUTURE MAY HAVE A DEPRESSIVE EFFECT ON THE COMPANY'S STOCK PRICE AS AN INCREASE IN SUPPLY OF SHARES FOR SALE, WITH NO CORRESPONDING INCREASE IN DEMAND WILL CAUSE PRICES TO FALL.

All of the outstanding shares of common stock held by the present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended.  As restricted shares, these shares may be resold only  pursuant to an effective  registration statement or under the requirements of Rule 144 or other  applicable exemptions from  registration  under  the  Act  and  as  required  under  applicable  state securities laws.  Rule 144 provides in essence that a person who is an affiliate or officer or director who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a Company's outstanding common stock. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months if the company is a current reporting company under the 1934 Act. A sale under Rule 144 or under  any  other  exemption  from the Act,  if  available,  or  pursuant  to subsequent  registration of shares of common stock of present stockholders,  may have a  depressive  effect upon the price of the common stock in any market that may develop.

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

BECAUSE WE ARE QUOTED ON THE OTCBB INSTEAD OF AN EXCHANGE OR NATIONAL QUOTATION SYSTEM, OUR INVESTORS MAY HAVE A MORE DIFFICULT TIME SELLING THEIR STOCK OR EXPERIENCE NEGATIVE VOLATILITY ON THE MARKET PRICE OF OUR STOCK.

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

ITEM 2. PROPERTIES

We operate from leased offices located at 1090 King Georges Post Road, Suite #603, Edison, New Jersey 08837. We do not hold any material investments in other real or personal property other than office equipment. We anticipate these facilities will be adequate for the immediate future but that if we are successful in introducing our products, we will need to seek larger or additional office quarters. We  pay a monthly base rent of $3,807 which commenced on July 1, 2009 through the lease termination date of January 31, 2013. The lease does not contain a renewal option and requires us to pay costs such as maintenance and insurance.

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

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(A) MARKET INFORMATION

The Company’s Small Business registration statement on Form SB-2 was declared effective by the SEC in August 2005 and the Company’s shares were approved for listing on the OTC Bulletin Board by the National Association of Securities Dealers, Inc. (“NASD” now referred to as the Financial Industry Regulatory Authority (FINRA)) in December 2005. Prior to December 2005, there was no public market for the common stock. The Company’s common stock is quoted on the OTC Electronic Bulletin Board maintained by the NASD under the symbol “SFOR.OB” . It has been traded in the over-the-counter market on a limited basis. The following sets forth high and low bid price quotations for each calendar quarter during the last fiscal years that trading occurred or quotations were available. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended:	Low:	High:
March 31, 2010 June 30, 2010 September 30, 2010 December 31, 2010	$0.015 $0.006 $0.002 $0.002	$0.080 $0.100 $0.009 $0.070
March 31, 2011	$0.023	$0.072
June 30, 2011	$0.020	$0.038
September 30, 2011	$0.018	$0.048
December 31, 2011	$0.016	$0.018

The closing bid price for our shares of common stock on April 9, 2012 was $0.015.

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

(B) HOLDERS

As of March 23, 2012, there were approximately 416 holders of the common stock on record (several holders of record are brokerage firms, which handle accounts for individual investors).

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

(D) RECENT ISSUANCES OF UNREGISTERED SECURITIES

In October 2011, we issued 3,133,746 shares of our unrestricted common stock, valued at $0.005 per share, to a debt restructuring consultant for the sale of one of our unsecured related party convertible promissory notes and accrued interest.

In October 2011, we sold subscriptions to one individual for certain units containing common stock and warrants. The units were for 1,000,000 shares of our common stock, at $0.025 per share, and warrants to purchase 500,000 shares of our common stock, exercisable at $0.04 per share that expire three years from the date of issuance. The shares and warrants were issued in March 2012.

In October 2011, we received $20,000 per the terms of the sale of commitment warrants we sold to a consultant in September 2011. The warrants are exercisable at $0.02 per share and expire in September 2013.

In October 2011, we issued warrants to purchase 625,000 shares of our common stock, exercisable at $0.06 per share, and warrants to purchase 625,000 shares of our common stock at $0.11 per share, per the terms of a consulting agreement we executed in July 2011. All of the warrants expire in October 2014.

In November 2011, we sold to two individuals certain units which contained common stock and warrants. We issued 2,000,000 shares of our common stock at $0.025 per share, 1,000,000 shares to each individual, and warrants to purchase a total of 1,500,000 shares of our common stock, exercisable at $0.04 per share, that expire in October 2014.

In December 2011, we issued 343,511 shares of our common stock, valued at $4,500, to a consultant for a success fee earned from our receipt of the first investment tranche from an investment firm related to a term sheet we executed in November 2011.

In December 2011, we issued 1,344,086 restricted shares of our common stock, valued at $0.0186 per share, to two beneficiaries per the terms of a settlement agreement that we executed with the estate of a deceased note holder in November 2011.

In December 2011, we issued 2,000,000 restricted shares of our common stock to a consultant in consideration of the consultant’s continual support to us through several areas of assistance. The shares were valued at $37,200.

In December 2011, we issued 7,500 restricted shares of our common stock, valued at $0.0699 per share, to a law firm as compensation for general counsel legal services rendered.

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

Summary of Statements of Operations of StrikeForce

Statement of Operations Data:
	For the Years Ended December 31,
	2011	2010

Revenues	$ 448,127	$ 265,990
Cost of Sales	25,426	39,217
Operating and Other Expenses	(5,909,754)	(3,101,235)

Net Loss	$ (5,487,053)	$ (2,874,462)

Balance Sheet Data:
	December 31,
	2011	2010

Current Assets	$ 87,744	$ 80,535
Total Assets	107,595	98,214
Current Liabilities	9,747,234	8,877,498
Non Current Liabilities	622,588	1,573,184
Total Liabilities	10,369,822	10,450,682
Working Capital (Deficit)	(9,659,490)	(8,796,963)
Shareholders'Equity (Deficit)	$ (10,262,227)	$ (10,352,468)

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

From the sales of our security software products, we generated all of our revenues of $448,127 for the year ended December 31, 2011, compared to $265,990 for the year ended December 31, 2010.

We have incurred substantial losses since our inception. Our management believes that our products provide a cost-effective and technologically competitive solution to address the problems of network security and identity theft in general. Updated guidance for the Federal Financial Institutions Examination Council (“FFIEC”) regulations include the requirement for solutions that have Two-Factor Out-of-Band Authentication and products that stop keylogging malware, real time, which our management believes our proprietary products uniquely and directly address. This new updated guidance went into effect as of January 1, 2012. Based on this new requirement in the latest FFIEC update that was published in June 2011 and being enforced commenced in January 2012, we have recently experienced a growing increase in sales orders and inquiries. However, there can be no assurance that our products will continue to gain acceptance and continue to grow in the commercial marketplace or that one of our competitors will not introduce technically superior products.

Because we are now experiencing a continual growing market demand, we are developing a sizeable global reseller and distribution channel as a strategy to generate, manage and fulfill demand for our products across market segments, minimizing the requirement for an increase in our staff. We have minimized the concentration on our initial direct sales efforts as our distribution and reseller channels continue to grow internationally and require appropriate levels of support.

Results of Operations

FOR THE YEAR ENDED DECEMBER 31, 2011 COMPARED TO THE YEAR ENDED DECEMBER 31, 2010

Revenues for the year ended December 31, 2011 were $448,127 compared to $265,990 for the year ended December 31, 2010, an increase of $182,137 or 68.5%. The increase in revenues was primarily due to the increase in sales of our software products as a result of the implementation of several new contracts executed in 2011.

Revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign on fees, and recurring transaction revenues. Hardware sales for the year ended December 31, 2011 were $11,374 compared to $6,570 for the year ended December 31, 2010, an increase of $4,804. The increase in hardware revenues was primarily due to the increase in our sales of our one-time-password token key-fobs.  Software, services and maintenance sales for the year ended December 31, 2011 were $431,153 compared to $229,015 for the year ended December 31, 2010, an increase of $202,138. The increase in software, services and maintenance revenues was primarily due to the increase in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology and our ProtectID® (“Out-of-Band”) technology. Sign on fees for access to our cloud hosted service provider to utilize our Application Service Provider (“ASP”)  transaction model amounted to $5,600 for the year ended December 31, 2011 compared to $2,000 for the year ended December 31, 2010, an increase of $3,600. The increase was primarily due the increase in signing up new client for our cloud hosted service. Transaction revenues from the ASP hosting model were $0 for the year ended December 31, 2011 and $28,405 for the year ended December 31, 2010, a decrease of $28,405. The decrease was caused by the phasing out of our ValidateID® product offering, in order to provide greater focus on our GuardedID® keystroke encryption product.

Cost of revenues for the year ended December 31, 2011 was $25,426 compared to $39,217 for the year ended December 31, 2010, a decrease of $13,791, or 35.2%. The decrease resulted primarily from reduced support costs from the phasing out of our ValidateID® product offering. Cost of revenues as a percentage of total revenues for the year ended December 31, 2011 was 5.7% compared to 14.7% for the year ended December 31, 2010. The decrease reflects lower support costs for GuardedID® as compared to. ValidateID®.

Gross profit for the year ended December 31, 2011 was $422,701 compared to $226,773 for the year ended December 31, 2010, an increase of $195,928, or 86.4%. The increase in gross profit was primarily due to the increase in sales of our software products as a result of the execution of several new contracts executed in 2011.

Research and development expenses for the year ended December 31, 2011 were $352,670 compared to $400,467 for the year ended December 31, 2010, a decrease of $47,797, or 11.9%. The decrease is primarily attributable to the decrease in engineering resources relating to our GuardedID® keyboard encryption and anti-keylogger technology which is now in full production and to attrition. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative (“SGA”) expenses for the year ended December 31, 2011 were $5,152,834 compared to $1,069,522 for the year ended December 31, 2010, an increase of $4,083,312 or 382%. The increase was due primarily to a one-time $987,000 increase in stock based compensation expense through the issuance of preferred stock in the first fiscal quarter and a $2,468,375 increase in stock based compensation expense through the issuance of employee and non-employee stock options. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other (income) expense for the year ended December 31, 2011 was $404,250 as compared to $1,629,166 for the year ended December 31, 2010, representing a decrease in other expense of $1,224,916, or 75.2%. The decrease was primarily due to the deferred royalties impairment expense that was incurred in the second quarter of 2010 and the change in the fair value of the derivatives relating to a portion of our secured convertible debenture balance.

Our net loss for the year ended December 31, 2011 was $5,487,053 compared to a net loss of $2,874,462 for the year ended December 31, 2010, an increase of $2,612,591, or 90.9%. The increase in our net loss was due primarily to a one-time $987,000 increase in stock based compensation expense through the issuance of preferred stock in the first fiscal quarter and a $2,468,375 increase in stock based compensation expense through the issuance of employee and non-employee stock options, offset by increased gross profit and reduced research & development and SGA expenses in 2011.

Liquidity and Capital Resources

Our total current assets at December 31, 2011 were $87,744, including no cash as compared with $80,535 in total current assets at December 31, 2010, which included cash of $45,925. Additionally, we had a stockholders’ deficit in the amount of $10,262,227 at December 31, 2011 compared to a stockholders’ deficit of $10,352,468 at December 31, 2010. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. The liabilities include a computed liability for the fair value of derivatives of $334,605, which will only be realized on the conversion of the derivatives, or settlement of the debentures.

We financed our operations during the year ended December 31, 2011 primarily through the sale and settlement of debt and debentures, recurring revenues from our ProtectID® hosting platform and license fees, and sales of our GuardedID® keystroke encryption technology. Management anticipates that we will continue to rely on equity and debt financing, at least in the near future, to finance our operations. While management believes that there will be a substantial percentage of our sales generated from our GuardedID® product and there is an increasing number of customers for our ProtectID® product, we will continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market continues to grow, with increasing marketing efforts, management believes, but cannot guarantee, we will continue to attain greater numbers of customers and the concentrations could decrease over time. Until this is accomplished, management will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing commitments of capital expenditures and until our sales revenue can provide greater liquidity.

The number of common shares outstanding increased from 77,538,877 shares at the year ended December 31, 2010 to 221,388,354 at the year ended December 31, 2011, an increase of 186%. The increase in the number of common shares outstanding was due to common shares issued related to the sale, conversion and settlement of debt, equity financing and consulting obligations, which, consequently, reduced our total debt.

We have historically incurred losses and we anticipate that we will not generate any significant revenues until the fourth quarter of 2012 or later. Our operations presently require funding of approximately $95,000 per month. Management believes, but cannot provide assurances, that we will be cash flow positive by the end of 2012 based on recently executed and announced contracts and potential contracts that we anticipate closing throughout 2012 in the financial industry, technology, insurance, enterprise, healthcare, government, and consumer sectors in the United States, Latin America, Europe and Asia. There can be no assurance, however, that the sales anticipated will materialize or that we will achieve the profitability we have forecasted.  Management also recognizes the consequences of the current world economic developments and the possible volatile effect on currency rates resulting from revenues derived from foreign markets.

At December 31, 2011, $542,588 in aggregate principal amount of the Citco Global Custody NV (“Citco Global”) debentures, as assigned by YA Global and Highgate House Funds, Ltd. in April 2009 (see below), were issued and outstanding.

At December 31, 2011, the Steeltown Consulting Group, LLC (“Steeltown”) debentures, as assigned, were redeemed in full, thereby eliminating the right for additional conversions.

In December 2010, the balance of the YA Global April 2009 secured convertible debenture, after conversions, of $231,320, the principal balance due of the YA Global May 2006 promissory note of $100,000 and the accrues interest owed on the promissory note of $32,806.15 was assigned by YA Global to PMI Technologies, Inc. (“PMI”). The total amount assigned to PMI was $364,126. The Company paid an assignment fee of $200,000, recorded as financing expense, to YA Global in December 2010.

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

For the year ended December 31, 2011, PMI converted $47,561, $53,092, $73,040 and $11,379 of the April 23, 2009 debenture (as assigned by YA Global on December 23, 2010) into 10,449,389, 11,664,549, 16,047,276 and 2,500,000 shares of our common stock in January, February, March and April 2011, respectively, pursuant to the terms of the Securities Purchase Agreement. The January 2011 conversions were made on January 10, 2011 with $33,906 converted into 7,449,389 shares and on January 28, 2011 with $13,655 converted into 3,000,000 shares. The February 2011 conversions were made on February 2, 2011 with $34,292 converted into 6,875,000 shares, on February 4, 2011 with $3,200 converted into 1,362,165 shares, on February 14, 2011 with $6,600 converted into 1,450,047 shares, on February 15, 2011 with $7,000 converted into 1,537,928 shares and on February 17, 2011 with $2,000 converted into 439,409 shares. The March 2011 conversions were made on March 8, 2011 with $43,000 converted into 9,447,276 shares, on March 14, 2011 with $15,475 converted into 3,400,000 shares, on March 18, 2011 with $10,013 converted into 2,200,000 shares and on March 29, 2011 with $4,552 converted into 1,000,000 shares. The April 2011 conversion was made on April 14, 2011.

For the year ended December 31, 2011, Steeltown converted $5,702, $13,624, $7,518, $3,041 and $20,126 of the April 23, 2009 debenture (as assigned by YA Global on December 23, 2010) into 7,499,671, 17,919,702, 9,884,404, 4,000,000 and 26,470,643 shares of our common stock in May, June, July, August and September 2011, respectively, pursuant to the terms of the Securities Purchase Agreement. The May 2011 conversions were made on May 3, 2011 with $3,802 converted into 5,000,657 shares and on May 25, 2011 with $1,900 converted into 2,499,014 shares. The June 2011 conversions were made on June 3, 2011 with $3,041 converted into 4,000,000 shares, on June 6, 2011 with $3,740 converted into 4,919,702 shares, on June 8, 2011 with $3,802 converted into 5,000,000 shares and on June 15, 2011 with $3,041 converted into 4,000,000 shares. The July 2011 conversions were made on July 6, 2011 with $760 converted into 1,000,000 shares, on July 12, 2011 with $2,348 converted into 3,084,404 shares, on July 13, 2011 with $1,141 converted into 1,500,000 shares and on July 21, 2011 with $3,269 converted into 4,300,000 shares. The August 2011 conversions were made on August 1, 2011 with $1,520 converted into 2,000,000 shares and on August 15, 2011 with $1,521 converted into 2,000,000 shares. The September 2011 conversions were made on September 6, 2011 with $2,737 converted into 3,600,000 shares, on September 7, 2011 with $6,463 converted into 8,500,000 shares and on September 8, 2011 with $10,926 converted into 14,370,643 shares.

During the year ended December 31, 2011, we issued an unsecured convertible note of $75,000 to one unrelated party per the terms of a term sheet executed with an investor firm in November 2011.

During the year ended December 31, 2011, we sold a total of $10,000 of unsecured convertible notes held by one related party to an unrelated company.

During the year ended December 31, 2011 we issued unsecured notes in an aggregate total of $137,500 to one unrelated party. Additionally, during the year ended December 31, 2011, we repaid a total of $33,715 of unsecured notes to two unrelated parties, we sold a total of $82,500 of unsecured notes held by two unrelated parties to an unrelated company and we settled a total of $25,000 of unsecured notes held by one unrelated party in exchange for restricted shares of our common stock.

During the year ended December 31, 2011, we issued unsecured notes in an aggregate total of $2,800 to one related party. Additionally, during the year ended December 31, 2011, we repaid a total of $6,600 of unsecured notes to two related parties.

Summary of Funded Debt

As of December 31, 2011 our Company’s open unsecured promissory note balance was $2,441,849, net of discount on promissory notes of $14,915, listed as follows:

•

$18,750 to an unrelated individual - current portion

•

$345,000 to an unrelated individual – current portion

•

$95,514 to an unrelated company - current portion of  $45,514 and long term portion of $50,000

•

$210,000 to an unrelated company - current portion

•

$1,650,000 to twenty unrelated individuals through term sheet with the SIG – current portion

•

$137,500 to an unrelated company - current portion

As of December 31, 2011 our Company’s open unsecured related party promissory note balances were $722,638, listed as follows:

•

$722,638 to our CEO – current portion

As of December 31, 2011 our Company’s open convertible secured note balances were $542,588, listed as follows:

•

$542,588 to Citco Global (as assigned in 04/09 by YA Global and Highgate House Funds, Ltd.)

As of December 31, 2011 our Company’s open convertible note balances were $1,135,001, net of discount on convertible notes of $85,511, listed as follows:

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

•

$100,000 to an unrelated individual (07/07 unsecured debenture) – current portion

•

$120,000 to three unrelated individuals (08/07 unsecured debentures) – current portion

•

$50,000 to two unrelated individuals (12/09 unsecured debentures) - current portion

•

$30,000 to an unrelated company (03/10 unsecured debenture) – long term portion

•

$75,000 to un unrelated company (12/11 unsecured debenture) - current portion

As of December 31, 2011 our Company’s open convertible note balances - related parties were $409,255, listed as follows:

•

$268,000 to our CEO – current portion

•

$57,500 to our VP of Technical Services – current portion

•

$30,000 to a relative of our CTO & one of our Software Developers – current portion

•

$5,000 to a relative of our CFO – current portion

•

$48,755 to our Office Manager – current portion

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

Except for the limitations imposed upon us respective to the convertible secured debentures of Citco Global (as assigned by YA Global and Highgate House Funds, Ltd.), there are no material or known trends that will restrict either short term or long-term liquidity.

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

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, we had a working capital deficiency of $9,634,490 and $8,752,954 and deficits in stockholders’ equity of $10,261,974 and $10,352,468 at December 31, 2011 and 2010, respectively, and net losses of $5,487,053 and $2,874,462 and net cash used in operating activities of $982,200 and $346,567 for each of the years then ended. These factors raise substantial doubt about our ability to continue as a going concern.

Currently, management is attempting to increase revenues and improve gross margins by a revised sales strategy. In principle, we are redirecting our sales focus from direct sales to domestic and international channel sales, where we are primarily selling through a channel of Distributors, Value Added Resellers, Strategic Partners and Original Equipment Manufacturers. While we believe in the viability of our strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect.  Our ability to continue as a going concern is dependent upon our ability to continually increase our customer base and realize increased revenues from recently signed contracts.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; allowance for doubtful accounts; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of property and equipment, patents; interest rate; underlying assumptions to estimate the fair value of beneficial conversion features, warrants and options; revenue recognized or recognizable; sales returns and allowances; income tax rate, income tax provision deferred tax assets and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Discount on Debt

The Company allocates the proceeds received from convertible debt instruments between the liability component and equity component  and records the conversion feature as a liability . The conversion feature and certain other features that are considered embedded derivative instruments, such as a conversion reset provision, a penalty provision and redemption option, have been recorded at their fair value as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown in the Statement of Operations. The Company has also recorded the resulting discount on debt related to the warrants and conversion feature and is amortizing the discount using the effective interest rate method over the life of the debt instruments.

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

Our outstanding secured convertible notes payable and the unsecured convertible notes payable, issued per a term sheet executed with an investor firm in November 2011, are hybrid instruments which contain an embedded derivative feature which individually warrant separate accounting as a derivative instrument under paragraph 815-15-25-1 of the FASB Accounting Standards Codification. The embedded derivative feature has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability". The embedded derivative feature includes the conversion feature within the note and an early redemption option. The value of the embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the notes, or 12 months.

The secured convertible debentures issued to YA Global and Highgate, further assigned to Citco Global, and the unsecured convertible debentures issued to the investor firm, have been accounted for in accordance with paragraph 815-15-25-1 of the FASB Accounting Standards Codification and paragraph 815-40-25 of the FASB Accounting Standards Codification. We have identified the above instruments having derivatives that require evaluation and accounting under the relevant guidance applicable to financial derivatives.  These compound embedded derivatives have been bifurcated from their respective host debt contracts and accounted for as derivative liabilities in accordance with paragraph 815-40-25 of the FASB Accounting Standards Codification.  When multiple derivatives exist within convertible notes, they have been bundled together as a single hybrid compound instrument. The compound embedded derivatives within the secured convertible notes have been recorded at fair value at the date of issuance; and are marked-to-market each reporting period with changes in fair value recorded to the Company’s statement of operations as “Derivative instrument expense, net”.  We have utilized a third party valuation consultant to fair value the compound embedded derivatives using a layered discounted probability-weighted cash flow approach. The fair value of the derivative liabilities are subject to the changes in the trading value of our common stock, as well as other factors.  As a result, our financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of our stock at the balance sheet date and the amount of shares converted by note holders. Consequently, the financial position and results of operations may vary from quarter-to-quarter based on conditions other than operating revenues and expenses.

Embedded Beneficial Conversion Feature of Convertible Instruments

We recognize and measure the embedded beneficial conversion feature of applicable convertible instruments by allocating a portion of the proceeds from the convertible instruments equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value of the embedded beneficial conversion feature is calculated at the commitment date as the difference between the conversion price and the fair value of the securities into which the convertible instruments are convertible. We recognize the intrinsic value of the embedded beneficial conversion feature of the convertible notes so computed as interest expense.

Software Development Costs

Software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers are capitalized.  Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life. To date, all costs have been accounted for as research and development costs and no software development cost has been capitalized.

Related Parties

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

Commitment and Contingencies

We follow applicable accounting guidance to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss but which will only be resolved when one or more future events occur or fail to occur.  We assess such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in such proceedings, we evaluate the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability is accrued in our financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, is disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees are disclosed.  Our management is not aware of any such matters exist at this time.

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

Software, Services and Maintenance – Revenue from time and service contracts is recognized as the services are provided. Revenue from delivered elements of one-time charge licensed software is recognized at the inception of the license term, provided we have vendor-specific objective evidence of the fair value of each delivered element.  Revenue is deferred for undelivered elements. We recognize revenue from the sale of software licenses when the four criteria discussed above are met. Delivery generally occurs when the product is delivered to a common carrier or the software is downloaded via email delivery or an FTP web site. We assess collection based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer.  We do not request collateral from customers.  If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.  Revenue from monthly software licenses is recognized on a subscription basis.

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

Fixed price service contracts - Revenue from fixed price service contracts is recognized over the term of the contract based on the percentage of services that are provided during the period compared with the total estimated services to be provided over the entire contract.  Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent.  Revenue from maintenance is recognized over the contractual period or as the services are performed.  Revenue in excess of billings on service contracts is recorded as unbilled receivables and is included in trade accounts receivable.  Applicable billings in excess of revenue that is recognized on service contracts are recorded as deferred income until the aforementioned revenue recognition criteria are met.

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

Stock-Based Compensation for Obtaining Employee Services

We account for our stock based compensation in which we obtain employee services in share-based payment transactions according to the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

The expected life of the options has been determined using the simplified method.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs shown in the table above for 2011 and 2010 are as follows:

•

Expected volatility of the entity’s shares and the method used to estimate it. We use our historical volatility of our shares over the expected contractual life of the share options or similar instruments as its expected volatility.  The expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value of the instruments.  We use historical data to estimate employee termination behavior. We use historical data to estimate holder’s expected exercise behavior.

•

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option and similar instruments.

•

The expected dividend yield is based on our current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option and similar instruments We have not declared any dividends since inception.

Our policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. Additionally, our policy is to issue new shares of common stock to satisfy stock option exercises.

Equity instruments issued to parties other than employees for acquiring goods or services

We account for equity instruments issued to parties other than employees for acquiring goods or services under applicable accounting guidance. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. The fair value of option or warrant award is estimated on the date of grant using a Black-Scholes option-pricing valuation model.

We may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction is recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount is not to be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

 If we receive a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, in such cases, there is no recognition at the measurement date and no entry is to be recorded.

Recently Issued Accounting Pronouncements

Refer to  Note 2 in the accompanying  financial statements.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

StrikeForce Technologies, Inc.

Edison, New Jersey

We have audited the accompanying balance sheets of StrikeForce Technologies, Inc. (the "Company") as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the Unites States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a working capital deficiency and deficits in stockholders’ equity at December 31, 2011 and 2010 and net losses and net cash used in operating activities for each of the years then ended. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

April 16, 2012

STRIKEFORCE TECHNOLOGIES, INC.
BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS

Current Assets:
Cash	$-	$45,925
Accounts receivable	75,323	21,457
Prepayments and other current assets	12,421	13,153
Total current assets	87,744	80,535

Property and equipment, net	6,838	4,666
Patents	4,329	4,329
Security deposit	8,684	8,684
Total Assets	$107,595	$98,214

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Cash overdraft	$4,520	$-
Derivative warrant liabilities	334,605	424,671
Current maturities of convertible notes payable, net of discount of $85,511 and $3,432, respectively	1,105,001	1,062,080
Convertible notes payable - related parties	409,255	419,255
Current maturities of notes payable, net of discount of $14,915 and $44,009, respectively	2,391,849	1,785,991
Notes payable - related parties	722,638	726,438
Capital leases payable	5,532	5,532
Accounts payable	943,642	1,001,615
Accrued expenses	3,542,099	3,144,814
Payroll taxes payable	53,901	53,901
Due to factor	209,192	209,192
Total current liabilities	9,722,234	8,833,489

Common stock to be issued	25,000	-
Convertible secured notes payable	542,588	906,714
Convertible notes payable, net of current maturities	30,000	80,000
Notes payable, net of current maturities	50,000	630,479
Total Liabilities	10,369,822	10,450,682

Commitments and contingencies

Stockholders' Deficit
Series A Preferred stock, no par value; 100 shares authorized;
3 and 0 shares issued and outstanding, respectively	987,000	-
Series B Preferred stock at $0.10 par value; 100,000,000 shares authorized;
none issued or outstanding	-	-
Preferred stock series not designated, at $0.10 par value; 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.0001 par value; 500,000,000 shares authorized;
221,388,354 and 77,538,877 shares issued and outstanding, respectively	22,139	7,754
Additional paid-in capital	17,249,713	12,673,804
Accumulated deficit	(28,521,079)	(23,034,026)
Total Stockholders' Deficit	(10,262,227)	(10,352,468)
Total Liabilities and Stockholders' Deficit	$107,595	$98,214

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS

	For the Year
	Ended
	December 31, 2011	December 31, 2010

Revenues	$448,127	$265,990

Cost of sales	25,426	39,217

Gross profit	422,701	226,773

Operating expenses:
Compensation	294,800	401,439
Professional fees	1,042,446	153,669
Selling, general and administrative expenses	3,815,588	514,414
Research and development	352,670	400,467
Total operating expenses	5,505,504	1,469,989

Loss from operations	(5,082,803)	(1,243,216)

Other (income) expense:
Interest and financing expense	585,324	745,084
Change in fair value of derivative warrant liabilities	(163,745)	(66,053)
Forgiveness of debt	(14,228)	(29,473)
Impairment of deferred royalties	-	979,608
Other (income) expenses	(3,101)	2,080
Total other expense	404,250	1,631,246

Net loss	$(5,487,053)	$(2,874,462)

Net loss per common share - basic and diluted	$(0.04)	$(0.07)

Weighted average common shares outstanding
- basic and diluted	156,673,417	42,816,564

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE YEAR ENDED DECEMBER 31, 2011

	Series A Preferred stock, no par value		Common stock at $0.0001 par value		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2010	-	$-	77,538,877	$7,754	$12,673,804	$(23,034,026)	$(10,352,468)

Sale of shares of common stock including warrants	-	-	11,000,000	1,100	286,050	-	287,150

Issuance of shares of common stock for consulting services	-	-	9,623,511	962	243,927	-	244,889

Issuance of shares of common stock for settlement and sale of debt	-	-	15,990,332	1,599	172,666	-	174,265

Issuance of shares of common stock for conversions of secured convertible notes payable	-	-	106,435,634	10,644	224,441	-	235,085

Embedded beneficial conversion feature of convertible instruments	-	-	-	-	66,479	-	66,479

Sale of warrants					560,313		560,313

Issuance of common shares in connection with the exercise of warrants	-	-	800,000	80	19,920	-	20,000

Issuance of warrants for consulting services	-	-	-	-	507,538	-	507,538

Issuance of warrants in connection with notes payable to the lender	-	-	-	-	26,200	-	26,200

Issuance of stock options for employee and non-employee services	-	-	-	-	2,468,375	-	2,468,375

Issuance of Series A preferred stock for employee services	3	987,000	-	-	-	-	987,000

Net loss	-	-	-	-	-	(5,487,053)	(5,487,053)

Balance at December 31, 2011	3	$987,000	221,388,354	$22,139	$17,249,713	$(28,521,079)	$(10,262,227)

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE YEAR ENDED DECEMBER 31, 2010

					Additional		Total
	Series A Preferred stock, no par value		Common stock at $0.0001 par value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2009	-	$-	24,194,999	$2,420	$12,044,961	$(20,159,564)	$(8,112,183)

Sale of shares of common stock including warrants	-	-	12,894,118	1,289	27,211	-	28,500

Issuance of shares of common stock for consulting services	-	-	3,030,000	303	21,827	-	22,130

Issuance of shares of common stock for financing to lender	-	-	1,300,000	130	18,170	-	18,300

Issuance of shares of common stock for debt settlement	-	-	16,500,000	1,650	23,350	-	25,000

Issuance of shares of common stock for conversions of secured convertible notes payable	-	-	18,819,760	1,882	72,660	-	74,542

Sale of warrants	-	-	-	-	321,000	-	321,000

Issuance of common shares in connection with the exercise of warrants	-	-	800,000	80	1,920	-	2,000

Issuance of warrants in connection with convertible notes payable	-	-	-	-	2,980	-	2,980

Issuance of stock options for employee and non-employee for services	-	-	-	-	139,725	-	139,725

Net loss	-	-	-	-	-	(2,874,462)	(2,874,462)

Balance at December 31, 2010	-	$-	77,538,877	$7,754	$12,673,804	$(23,034,026)	$(10,352,468)

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31, 2011	December 31, 2010

Cash flows from operating activities:
Net loss	$(5,487,053)	$(2,874,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,227	3,784
Forgiveness of debt	(14,228)	(29,473)
Amortization of discount on notes payable	13,492	71,802
Amortization of deferred royalties	-	163,404
Impairment of deferred royalties	-	979,608
Change in fair value of derivative financial instruments	(90,066)	(66,053)
Issuance of preferred stock for employee services	987,000	-
Issuance of stock options for employee and non-employee services	2,468,375	139,725
Issuance of common stock, options and warrants for consulting services	752,427	22,130
Issuance of common stock and warrants for financing expense	26,200	18,300
Warrants issued in connection with convertible note payable	-	2,980
Changes in operating assets and liabilities:
Accounts receivable	(53,866)	2,475
Prepaid expenses	732	25,611
Accounts payable	(26,722)	101,708
Accrued expenses	437,029	931,322
Payroll taxes payable	-	420
Amount paid to employees	-	(50,824)
Net cash used in operating activities	(982,453)	(557,544)

Cash flows from investing activities:
Purchases of property and equipment	(6,399)	(1,500)
Net cash used in investing activities	(6,399)	(1,500)

Cash flows from financing activities:
Bank overdraft	4,520	-
Proceeds from sale of common stock	287,150	28,500
Proceeds from sale of common stock to be issued	25,000	-
Sale of warrants for cash	560,313	321,000
Proceeds from the exercise of warrants	20,000	2,000
Proceeds from notes payable	137,500	130,000
Repayment of notes payable	(33,715)	(42,290)
Proceeds from convertible notes payable	75,000	30,000
Proceeds from notes payable - related parties	2,800	140,581
Repayment of notes payable - related parties	(6,600)	(72,643)
Repayment of secured convertible notes payable	(129,041)	-
Net cash provided by financing activities	942,927	537,148

Net change in cash	(45,925)	(21,896)

Cash at beginning of the year	45,925	67,821

Cash at end of the year	$-	$45,925

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable into common stock	$235,085	$74,542
Issuance of common stock for debt	$157,244	$25,000

See accompanying notes to the financial statements.

Strikeforce Technologies, Inc.

December 31, 2011 And 2010

Notes to the Financial Statements

Note 1 - Nature of Operations

StrikeForce Technical Services Corporation was incorporated in August 2001 under the laws of the State of New Jersey. On September 3, 2004, the stockholders approved an amendment to the Certificate of Incorporation to change the name to StrikeForce Technologies, Inc. (the “Company”). On November 15, 2010, the Company was redomiciled under the laws of the State of Wyoming. The Company’s operations are based in Edison, New Jersey.

The Company is a software development and services company.  The Company owns the exclusive right to license and develop various identification protection software products that were developed to protect computer networks from unauthorized access and to protect network owners and users from identity theft.  The Company has developed a suite of products based upon the licenses and its strategy is to develop and exploit the products for customers in the areas of financial services, e-commerce, corporate, government, healthcare and consumer sectors. In November 2010, the Company received notice that the United States Patent Office (“USTPO”) has issued an official Notice of Allowance for the patent application for the technology relating to its ProtectID® product, titled "Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System". In January 2011, the Company received notice that the United States Patent Office issued the Company Patent No. 7,870,599.  The “Out-of-Band Patent” went through a USTPO Re-Examination process starting on August 16, 2011 and concluded on December 27, 2011, with all of the Company's patent claims remaining in-tact and seven additional Company patent claims being added. In 2011, the Company also submitted an additional continuation patent on the “Out-of-Band” Patent, with another sixty-six additional Company claims now pending. The technology developed by the Company and used in the Company’s GuardedID® product is the subject of a pending patent application.  In December 2011, the Company executed an exclusive agreement with an agent to represent the Company in enforcing the patent. The agent will receive a commission of 50% of the net proceeds resulting from their services.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; allowance for doubtful accounts; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of property and equipment, patents and interest rate; underlying assumptions to estimate the fair value of beneficial conversion features, warrants and options; revenue recognized or recognizable; sales returns and allowances; income tax rate, income tax provision, deferred tax assets and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows applicable accounting guidance for disclosures about fair value of its financial instruments. The U.S.GAAP establishes a framework for measuring fair value, and requires disclosures about fair value measurements.  To provide consistency and comparability in fair value measurements and related disclosures, U.S. GAAP establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three levels of fair value hierarchy are described below:

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

The Company’s notes payable, convertible notes payable, convertible secured notes payable, and capital leases payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2011 and 2010.

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

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities – Derivative Financial Instruments

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liability at the end of every reporting period and recognizes gains or losses in the Statements of Operations that are attributable to the change in the fair value of the derivative liability.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

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

Accounts Receivable and Allowance for Doubtful Accounts

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

As a result of the company’s revenue recognition policy, there were no allowances for doubtful accounts at December 31, 2011 or 2010. The Company does not have any off-balance-sheet credit exposure to its customers.

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

Leases

Lease agreements are evaluated to determine whether they are capital leases or operating leases in accordance with applicable accounting guidance. When substantially all of the risks and benefits of property ownership have been transferred to the Company, the lease then qualifies as a capital lease.

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

As of December 31, 2011, the Company capitalized $4,329 in patent application costs as incurred with no amortization.

Discount on debt

The Company allocates the proceeds received from convertible debt instruments between the liability component and equity component, and records the conversion feature as a liability. The conversion feature and certain other features that are considered embedded derivative instruments, such as a conversion reset provision, a penalty provision and redemption option, have been recorded at their fair value as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown in the Statement of Operations. The Company has also recorded the resulting discount on debt related to the warrants and conversion feature and is amortizing the discount using the effective interest rate method over the life of the debt instruments.

Derivatives

Derivative instruments are required to be recognized as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation.

At December 31, 2011, the Company had not entered into any transactions which were considered hedges.

Embedded Beneficial Conversion Feature of Convertible Instruments

The Company recognizes and measures the embedded beneficial conversion feature of applicable convertible instruments by allocating a portion of the proceeds from the convertible instruments equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value of the embedded beneficial conversion feature is calculated at the commitment date as the difference between the conversion price and the fair value of the securities into which the convertible instruments are convertible. The Company recognizes the intrinsic value of the embedded beneficial conversion feature of the convertible notes so computed as interest expense.

From time to time, the Company transfers the liability under the denture instrument to a third party in certain circumstances.

In December 2010, the balance of the YA Global April 2009 secured convertible debenture, of $231,320, the principal balance due of the YA Global May 2006 promissory note of $100,000 and the accrued interest owed on the promissory note of $32,806 was assigned to PMI Technologies, Inc. (“PMI”). The total amount assigned to PMI was $364,126. In connection with this assignment, the Company paid an assignment fee of $200,000, recorded as financing expense, to YA Global in December 2010. As of December 2010, YA Global was no longer a secured lender to StrikeForce.

In December 2010, the Company executed an amendment to the PMI assignment agreement whereby the secured convertible balance owed to PMI was distributed among five unrelated parties, one of whom was PMI. The due dates of the notes were extended to December 31, 2012 and the conversion price was modified to a fixed price of $0.004551576875 per share.

In April 2011, the Company executed an amendment to the PMI assignment agreement whereby it assigned the remaining open portion of the debenture, in the amount of $85,805, to Steeltown Consulting Group, LLC (“Steeltown”) and its assignees. Additionally, the conversion price was modified to a fixed price of $0.0007603 per share (see Notes 11 and 15).

For the years ended December 31, 2011 and 2010, the Company recorded $20,430 and $0, respectively, of interest expense related to the amortization of the discount of the beneficial conversion feature. In September 2011, the Company redeemed the Steeltown debentures in full, thereby eliminating the right for additional conversions.

Financial Instruments

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under applicable accounting guidance. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability, and the change in fair value is recorded in the Statement of Operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

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

Related Parties

Related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Commitment and Contingencies

The Company follows applicable accounting guidance to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability is accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, is disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees are disclosed.  Management is not aware any such matters exist at this time.

Revenue Recognition

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

Software, Services and Maintenance

Revenue from time and service contracts is recognized as the services are provided. Revenue from delivered elements of one-time charge licensed software is recognized at the inception of the license term, provided the Company has vendor-specific objective evidence of the fair value of each delivered element.  Revenue is deferred for undelivered elements. The Company recognizes revenue from the sale of software licenses when the four criteria discussed above are met. Delivery generally occurs when the product is delivered to a common carrier or the software is downloaded via email delivery or an FTP web site. The Company assesses collection based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer.  The Company does not request collateral from customers.  If the Company determines that collection of a fee is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.  Revenue from monthly software licenses is recognized on a subscription basis.

ASP Hosted Cloud Services

The Company offers an Application Service Provider Cloud Service whereby customer usage transactions are invoiced monthly on a cost per transaction basis.  The service is sold via the execution of a Service Agreement between the Company and the customer. Initial set-up fees are recognized over the period in which the services are performed.

Fixed Price Service Contracts

Revenue from fixed price service contracts is recognized over the term of the contract based on the percentage of services that are provided during the period compared with the total estimated services to be provided over the entire contract.  Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent.  Revenue from maintenance is recognized over the contractual period or as the services are performed.  Revenue in excess of billings on service contracts is recorded as unbilled receivables and is included in trade accounts receivable.  Applicable billings in excess of revenue that is recognized on service contracts are recorded as deferred income until the aforementioned revenue recognition criteria are met.

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions according to the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

The fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	December 31, 2011	December 31, 2010
Risk-free interest rate	2.14%	1.64 – 2.09%
Dividend yield	0.00%	0.00%
Expected volatility	313%	290% - 345%
Expected option life	3 years – 5 years	3 years – 5 years

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs shown in the table above for 2011 and 2010 are as follows:

•

Expected volatility of the entity’s shares and the method used to estimate it.    The Company uses its historical volatility of its shares over the expected contractual life of the share options or similar instruments as its expected volatility. The expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value of the instruments. The Company uses historical data to estimate employee termination behavior. The Company uses historical data to estimate holder’s expected exercise behavior.

•

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option and similar instruments.

•

The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option and similar instruments The Company has not declared any dividends since inception.

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

Equity instruments issued to parties other than employees for acquiring goods or services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under applicable accounting guidance. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. The fair value of option or warrant award is estimated on the date of grant using a Black-Scholes option-pricing valuation model.

The Company may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction is recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount is not to be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

 If the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, in such cases, there is no recognition at the measurement date and no entry is to be recorded.

Software Development Costs

Software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers are capitalized.  Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life. To date, all costs have been accounted for as research and development costs and no software development cost has been capitalized.

Income Tax Provision

The Company accounts for income taxes under the liability method.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted the uncertainty in income taxes accounting standard which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  The standard also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

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

Uncertain Tax Positions

The Company’s operations are based in New Jersey and it is subject to federal and New Jersey state income tax. Tax years subsequent to 2007 are open to examination by United States and state tax authorities. The Company had no material adjustments to its liabilities for unrecognized income tax benefits. On classification of all interest and penalties related to income tax, if any, the Company records them under other expenses in the Statement of Operations.

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The Company’s potentially outstanding shares of common stock excludes 142,789,198 shares of employee and non-employee stock options, 240,968,467 shares of common stock issuable under warrants, 26,043,017 shares of common stock issuable under the conversion feature of the convertible notes payable and 1,000,000 shares of common stock to be issued for the year ended December 31, 2011, and 72,789,198 shares of stock options, 122,968,467 shares of common stock issuable under warrants and 97,654,755 shares of common stock issuable under the conversion feature of the convertible notes payable for the year ended December 31, 2010, respectively. These potentially outstanding dilutive shares of common stock were excluded as they were anti-dilutive.

Subsequent Events

The Company has evaluated subsequent events through the date when the financial statements were issued.

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance on “Intangibles—Goodwill and Other: Testing Goodwill for Impairment”. The guidance simplifies how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described. Under this updated guidance, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, as or if adopted, has or would have a material effect on the accompanying financial statements.

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $9,634,490 and $8,752,954 and deficits in stockholders’ equity of $10,261,974 and $10,352,468 at December 31, 2011 and 2010, respectively, and net losses of $5,487,053 and $2,874,462 and net cash used in operating activities of $982,200 and $346,567 for each of the years then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Currently, management is attempting to increase revenues and improve gross margins by a revised sales strategy. In principle, the Company is redirecting its sales focus from direct sales to domestic and international channel sales, where the Company is primarily selling through a channel of Distributors, Value Added Resellers, Strategic Partners and Original Equipment Manufacturers. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to continually increase its customer base and realize increased revenues from recently signed contracts.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 - Property and Equipment

Property and equipment consisted of the following at December 31, 2011 and 2010:

	December 31,
	2011	2010
Computer equipment	$70,361	$65,461
Computer software	20,854	19,355
Furniture and fixtures	10,157	10,157
Office equipment	15,906	15,906
Total	117,278	110,879
Accumulated depreciation and amortization	(110,440)	(106,213)
	$6,838	$4,666

Depreciation and amortization expense for the years ended December 31, 2011 and 2010 amounted to $4,227 and $3,784, respectively.

Note 5 - Deferred Royalties

Deferred royalties previously recorded as non-current assets were determined to be without any future value at June 30, 2010. Accordingly, management of the Company recorded an impairment of deferred royalties of $979,608 for the year ended December 31, 2010.

Note 6 - Convertible Notes Payable

Convertible notes payable at December 31, 2011 and 2010 consisted of the following:

	December 31, 2011	December 31, 2010
(1) Convertible note bearing interest at 8% per annum, originally scheduled to mature on March 28, 2008, with a conversion price of $9.00 per share. As of December 31, 2011, the Company has not received a response from the note holder regarding a settlement agreement.	$235,000	$235,000
(2) Convertible non-interest bearing note, having a conversion price of $9.00 per share which was originally scheduled to mature on June 30, 2006.As of December 31, 2011, the Company has not received a response from the note holder regarding a settlement agreement.	7,000	7,000
(3) Convertible notes bearing interest at 8% per annum with a conversion price of $9.00 per share which was originally scheduled to mature on December 31, 2010. As of December 31, 2011, the Company has not received a response from the note holder regarding a settlement agreement.	50,000	50,000
(4) Convertible note bearing interest at 9% per annum with a conversion price of $1.40 per share which was originally scheduled to mature on December 9, 2010. As of December 31, 2011, the Company has not received a response from the note holder regarding a settlement agreement.	200,000	200,000
(5) Convertible note bearing interest at 9% per with a conversion price of $0.80 per share which was originally scheduled to mature on December 31, 2010. As of December 31, 2011, the Company has not received a response from the note holder regarding a settlement agreement.	150,000	150,000
(6) 18% convertible note which matured November 2008 with a conversion price of $0.50 per share and 6,667 shares of the Company’s common stock.	3,512	3,512
(7) Note executed in May 2007 bearing interest at 9% per annum with a conversion price of $0.35 per share which was originally scheduled to mature December 31, 2010. As of December 31, 2011, the Company has not received a response from the note holder regarding a settlement agreement.	100,000	100,000
(8) Convertible notes executed in June 2007 bearing interest at 8% per annum which was originally scheduled to mature on December 29, 2010. As of December 31, 2011, the Company has not received a response from the note holder regarding a settlement agreement.	100,000	100,000
(9) Convertible note executed in July 2007 bearing interest at 8% per annum which was originally scheduled to mature on January 2, 2011. As of December 31, 2011, the Company has not received a response from the note holder regarding a settlement agreement.	100,000	100,000
(10) Convertible notes executed in August 2007 bearing interest at 9% per annum which was originally scheduled to mature on August 9, 2010. The Company is pursuing extensions.	120,000	120,000
(11) Convertible notes executed in December 2009 bearing interest at 9% per annum maturing on December 1, 2012, with a conversion price of $0.105 per share. The Company issued 200,000 warrants with an exercise price of $0.10 per share and an expiration date of December 1, 2012. For the years ended December 31, 2011 and 2010, the Company expensed $7,953 and $7,953, respectively, of financing expenses related to the warrants issued for the notes.	50,000	50,000
(12) Convertible note executed in March 2010 for $250,000, bearing interest at 8% per annum, maturing on March 31, 2015. If the loan is funded in full within 180 days of execution, then the note holder may lend up to an additional $500,000 to the Company. In March 2010, the Company received the first tranche of $30,000 from the note holder. No further notes have been executed with the lender.	30,000	30,000
(13) Convertible note executed in December 2011 for $75,000, bearing interest at 4% per annum, maturing on December 5, 2012 per a term sheet executed in November 2011 with an investor firm, whereby the firm will invest up to $450,000, in tranches of $75,000 per month for six months, in the Company in the form of convertible promissory notes, bearing interest of 4% per year, with maturity dates of 12 months from the date issuance. A broker fee of 12% will be deducted from each tranche and the notes will include a 15% prepayment penalty (see Note 13).	75,000	-
	1,220,512	1,145,512
Long term portion	(30,000)	(80,000)
	1,190,512	1,065,512
Discount on convertible notes payable	(85,511)	(3,432)
Current maturities, net of discount	$1,105,001	$1,062,080

Interest expense for the convertible notes payable for the years ended December 31, 2011 and 2010 was $97,854 and $97,047, respectively.

Note 7 - Convertible Notes Payable – Related Parties

Convertible notes payable – related parties at December 31, 2011 and 2010 consisted of the following:

	December 31, 2011	December 31, 2010
(1) Convertible note with the VP of Technology bearing interest at the prime rate plus 2% per annum which was originally scheduled to mature on September 30, 2010, and a conversion price of $10.00 per share. The Company issued 500 warrants with an exercise price of $10.00 per share. The Company is pursuing an extension.	$50,000	$50,000
(2) Convertible note which matured with the VP of Technology bearing interest at the prime rate plus 4% per annum which matured on September 30, 2010, and a conversion price of $10.00 per share. The Company is pursuing an extension.	7,500	7,500
(3) Convertible notes with the CEO bearing interest at 8% per annum which was originally scheduled to matured on April 30, 2011, and a conversion price of $10.00 per share. The Company issued 1,800 warrants with an exercise price of $10.00 per share and expiration dates of February 4, 2014, September 7, 2014 and August 16, 2015. The Company is pursuing extensions.	230,000	230,000
(4) Convertible notes with a software developer bearing interest at 8% per annum which was originally scheduled to mature on June 30, 2010, and a conversion price of $10.00 per share. The Company issued 150 warrants with an exercise price of $10.00 per share and expiration dates of August 26, 2015 and September 29, 2015. The Company is pursuing extensions.	15,000	15,000
(5) Convertible note with a relative of the former Chief Financial Officer bearing interest at 8% per annum which matured on June 30, 2010, and a conversion price of $10.00 per share. The Company issued 50 warrants with an exercise price of $10.00 per share and an expiration date of December 7, 2015. The Company is pursuing an extension.	5,000	5,000
(6) Convertible note with a software developer bearing interest at 8% per annum which matured on June 30, 2010, and a conversion price of $10.00 per share. The Company issued 100 warrants with an exercise price of $10.00 per share and an expiration date of December 6, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The Company is pursuing an extension.	10,000	10,000
(7) Convertible notes with the Office Manager bearing compound interest at 8% per annum which was originally scheduled to mature on June 30, 2010, and a conversion price of $10.00 per share. The Company issued 800 warrants with an exercise price of $10.00 per share and expiration dates of December 28, 2015 and January 9, 2016. Per the terms of a debt purchasing agreement formalized with a consultant in September 2011, the Company sold one of the notes, in the amount of $10,000, including accrued interest, to the consultant in October 2011 (see Note 16).	48,755	58,755
(8) Convertible notes with the CEO bearing compound interest at 8% per annum which was originally scheduled to mature on April 30, 2011, and a conversion price of $10.00 per share. The Company issued 380 warrants with an exercise price of $10.00 per share and expiration dates of January 18, 2016 and February 28, 2016. The Company is pursuing extensions.	38,000	38,000
(9) Convertible note with a software developer bearing compound interest at 8% per annum with an original maturity date of June 30, 2010, and a conversion price of $7.50 per share. The Company issued 50 warrants with an exercise price of $10.00 per share and an expiration date of March 6, 2016. The Company is pursuing an extension.	5,000	5,000
	$409,255	$419,255

At December 31, 2011 and 2010, accrued interest due for the convertible notes – related parties was $245,652 and $201,040, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for convertible notes payable – related parties for the years ended December 31, 2011 and 2010 was $44,612 and $41,461, respectively.

Note 8 - Notes Payable

Notes payable at December 31, 2011 and 2010 consisted of the following:

	December 31, 2011	December 31, 2010

(1) Seventy units, sold in 2008, with each unit consisting of a 10% promissory note of $25,000, maturing three years from the execution date and with a 10% discount rate, and 82,000 non-dilutable (for one year) restricted shares of the Company’s common stock, at market price. Per the terms of a debt purchasing agreement formalized with a consultant in September 2011, the Company sold notes for $50,000 in July 2011 and $25,000 in August 2011, including accrued interest, to the consultant (see Note 16). Per the terms of a settlement agreement that the Company executed with the estate of a deceased note holder in November 2011, the Company settled a $25,000, note for restricted shares of its common stock, in December 2011, issued to  two beneficiaries of the estate (see Note 14). The Company is pursuing extensions on the remaining notes.

	$1,650,000	$1,750,000
(2) Promissory note bearing interest at 10% per annum, maturing on January 23, 2012, with a total of 738,000 shares of common stock (see Note 14). The Company is pursuing an extension.	225,000	225,000
(3) In April 2009 for $50,000, the Company sold two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in April 2009. In April 2009, the Company signed an agreement whereby the note is to be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company. For the years ended December 31, 2011 and 2010, sales proceeds of $19,229 and $30,771, respectively, were applied to the note balance (see Notes 13 and 14).	-	19,229
(4) In May 2009, the Company sold two units with each unit consisting of a 10% promissory note of $25,000, maturing on April 20, 2012, and 50,000 restricted shares of the Company’s common stock, at market price. The 100,000 shares were issued in June 2009 (see Note 14).	50,000	50,000
(5) 10% promissory notes of $50,000 and 82,000 shares of the Company’s common stock, valued at market price, for a total of 164,000 shares of common stock, issued in November 2009 (see Note 14).	50,000	50,000
(6) In June 2009, the Company sold one unit consisting of a 10% promissory note of $25,000, maturing on June 8, 2012, and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in June 2009 (see Note 14).	25,000	25,000
(7) In June 2009, the Company sold purchased three units with each unit consisting of a 10% promissory note of $25,000, maturing on June 25, 2012, and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 150,000 shares of common stock. The shares were issued in August 2009 (see Note 14).	75,000	75,000
(8) In July 2009, the Company sold 1.4 units with each unit consisting of a 10% promissory note of $25,000, maturing on July 14, 2012 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 70,000 shares of common stock. The shares were issued in August 2009 (see Note 14).	35,000	35,000
(9) In August 2009 the Company sold one unit consisting of a 10% promissory note of $25,000, maturing on August 18, 2012 and 75,000 restricted shares of the Company’s common stock, at market price (see Note 14).	25,000	25,000

(10) In September 2009 the Company sold two units with each unit consisting of a 10% promissory note of $25,000, maturing on September 2, 2012 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The April 2009 agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company also applies to this note. For the years ended December 31, 2011 and 2010, sales proceeds of $4,485 and $0, respectively, were applied to the note balance (see Notes 13 and 14).

	45,514	50,000
(11) Promissory note executed in October 2009 for $50,000, maturing on October 20, 2012. Per the terms of the promissory note, the Company sold 3/4 unit with each unit consisting of a 10% promissory note of $25,000 and 133,333 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock (see Note 14).	18,750	18,750
(12) Promissory note executed in December 2009 for $7,500, bearing interest at 10% per annum, maturing on December 4, 2012, and 150,000 restricted shares of the Company’s common stock, at market price (see Note 14). Per the terms of a debt purchasing agreement formalized with a consultant in September 2011, the Company sold the note, including accrued interest, to the consultant (see Notes 13 and 14).	-	7,500
(13) Promissory note executed in April 2010 for $80,000, bearing interest at 10% per annum, which matured on July 23, 2010, and 500,000 restricted shares of the Company’s common stock, at market price (see Note 10). In May 2011, the Company made a partial payment of $10,000. Per the terms of a settlement agreement that the Company executed with the note holder in January 2012, the Company settled the note, including accrued interest, for unrestricted shares of its common stock (see Note 18).	70,000	80,000
(14) Promissory note executed in May 2010 for $50,000, bearing interest at 10% per annum, maturing on May 21, 2013, and 200,000 restricted shares of the Company’s common stock, at market price. The April 2009 agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company also applies to this note. For the years ended December 31, 2011 and 2010, no sales proceeds were applied to the note balance (see Notes 13 and 14).	50,000	50,000
(15) Promissory notes executed in July 2011 bearing interest at 10% per annum, maturing on December 31, 2011. The Company issued 1,000,000 warrants with an exercise price of $0.50 per share and an expiration date of July 15, 2014. The fair value of the warrants issued was $26,200. For the year ended December 31, 2011, the Company recorded interest expense of $26,200 relating to the warrants). The Company is pursuing extensions.	87,500	-
(16) Promissory note executed in August 2011 bearing interest at 10% per annum, maturing on December 31, 2011. The Company is pursuing an extension.	50,000	-
	2,456,764	2,460,479
Long term portion	(50,000)	(630,479)
	2,406,764	1,830,000
Discount on notes payable	(14,915)	(44,009)
Current maturities, net of discount	$2,391,849	$1,785,991

Interest expense for notes payable for the years ended December 31, 2011 and 2010 was $246,578 and $252,793, respectively.

The total long term portion of all funded debt is due as follows: 2013-$50,000; 2015-$30,000.

Note 9 - Notes Payable – Related Parties

Notes payable – related parties at December 31, 2011 and 2010 consisted of the following:

	December 31, 2011	December 31, 2010
(1) Promissory notes executed with the CEO bearing interest at an amended rate of 8% per annum which matured on April 30, 2011. The Company is pursuing extensions.	$504,000	$504,000
(2) Promissory note executed with the CEO bearing interest at 9% per annum which matured on April 30, 2011. The Company issued 20,000 warrants with an exercise price of $1.30 per share and an expiration date of May 25, 2011. The fair value of the warrants issued was $24,300. The Company is pursuing an extension.	100,000	100,000
(3) Promissory note with the CEO bearing interest at 8% per annum which matured on April 30, 2011. The Company issued 8,800 warrants with an exercise price of $0.50 per share and an expiration date of February 21, 2012. The fair value of the warrants issued was $3,758. The Company is pursuing an extension.	22,000	22,000
(4) Promissory notes with the former President bearing interest at 8% per annum. For the years ended December 31, 2011 and 2010, the Company paid $3,900 and $28,600, respectively (see Note 13).	-	3,900
(5) 2, 10% promissory notes of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares, which matured on April 30, 2011. The Company is pursuing an extension.	50,000	50,000
(6) Promissory notes with the CEO, non-interest bearing, which matured on April 30, 2011. Partial payments of $6,580 were made against the notes in August and September 2010 and $2,700 in February 2011. The Company is pursuing extensions.	31,420	34,120
(7) In October 2010, the Company assigned the proceeds of six open receivables invoices, totaling $20,761, to its CEO. The assignment was non-interest bearing and fee free with a due date of November 20, 2010. Partial repayments were made in October 2010 for $4,218 and November 2010 for $4,125. The due date of the assignment has been extended to December 31, 2011 (see Note 13).	12,418	12,418
(8) Promissory note executed in March 2011 with the CEO, non-interest bearing, which matured on April 1, 2011. The Company is pursuing an extension.	2,800	-
	$722,638	$726,438

Interest expense for notes payable - related parties for the years ended December 31, 2011 and 2010 was $56,100 and $56,529, respectively.

Note 10 - Accrued Expenses

Accrued expenses consisted of the following at December 31, 2011 and 2010:

	December 31,
	2011	2010
Interest	$1,834,806	$1,442,862
Salaries and payroll taxes	1,701,234	1,695,893
Other	6,059	6,059
Total Accrued Expenses	$3,542,099	$3,144,814

Included above at each of December 31, 2011 and 2010 in accrued salary and payroll taxes is approximately $1,300,000 due to three of the Company’s current officer/stockholders and one of the Company’s former officer/stockholders (See Item 11).

Note 11 - Convertible Secured Notes Payable

Convertible secured notes payable consisted of the following at December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Citco Global Custody NV (assigned from YA Global/Highgate)	$542,588	$542,588
Steeltown Consulting Group, LLC (assigned from YA Global)	-	364,126
Total convertible secured notes payable	$542,588	$906,714

At December 31, 2011, the Company's outstanding convertible secured notes payable are secured through the note holder's claim on the Company's intellectual property.

In December 2010, the balance of the YA Global April 2009 secured convertible debenture, of $231,320, the principal balance due of the YA Global May 2006 promissory note of $100,000 and the accrued interest owed on the promissory note of $32,806 was transferred to PMI Technologies, Inc. (“PMI”). The total amount transferred to PMI was $364,126. In connection with this transfer, the Company paid a transfer fee of $200,000, recorded as financing expense, to YA Global in December 2010. As of December 2010, YA Global is no longer a secured lender to StrikeForce.

In December 2010, the Company executed an amendment to the PMI transfer agreement whereby the secured convertible balance owed to PMI was distributed among five unrelated parties, one of whom was PMI. The due dates of the notes were extended to December 31, 2012 and the conversion price was modified to a fixed price of $0.004551576875 per share. Additionally, the amendment called for the Company to make available to the note holders the opportunity to offer financing to the Company via the sale of a total of 120,000,000 five year warrants exercisable into shares of the Company’s common stock at $0.03 per share.

In April 2011, the Company executed an amendment to the PMI transfer agreement whereby the Company consented to the assignment of the remaining balance due to PMI, in the amount of $85,805, to Steeltown Consulting Group, LLC (“Steeltown”) and its assignees. Additionally, the conversion price was modified to a fixed price of $0.0007603 per share (see Notes 2 and 15). The amendment also called for the Company to make available to the note holders the opportunity to offer financing to the Company through the sale of a total of 50,000,000 three year warrants exercisable into shares of the Company's common stock as a ladder at $0.02, $0.04, $0.08, $0.12, $0.15 each per share for each ten million warrants equally distributed among the warrant holders.

In September 2011, the Company notified the Steeltown note holders of its intention to redeem the balance due of the debentures in full and, on September 12, 2011, the Company redeemed the balance due on the debentures of $35,793, thereby eliminating the right for additional conversions.

Conversions to Common Stock

For the years ended December 31, 2011 and 2010, Citco Global had no conversions.

For the year ended December 31, 2011, PMI converted $47,561, $53,092, $73,040 and $11,379 of the April 23, 2009 debenture (as assigned by YA Global on December 23, 2010) into 10,449,389, 11,664,549, 16,047,276 and 2,500,000 shares of the Company’s common stock in January, February, March and April 2011, respectively, pursuant to the terms of the Securities Purchase Agreement. The January 2011 conversions were made on January 10, 2011 with $33,906 converted into 7,449,389 shares and on January 28, 2011 with $13,655 converted into 3,000,000 shares. The February 2011 conversions were made on February 2, 2011 with $34,292 converted into 6,875,000 shares, on February 4, 2011 with $3,200 converted into 1,362,165 shares, on February 14, 2011 with $6,600 converted into 1,450,047 shares, on February 15, 2011 with $7,000 converted into 1,537,928 shares and on February 17, 2011 with $2,000 converted into 439,409 shares. The March 2011 conversions were made on March 8, 2011 with $43,000 converted into 9,447,276 shares, on March 14, 2011 with $15,475 converted into 3,400,000 shares, on March 18, 2011 with $10,013 converted into 2,200,000 shares and on March 29, 2011 with $4,552 converted into 1,000,000 shares. The April 2011 conversion was made on April 14, 2011.

For the year ended December 31, 2011, Steeltown converted $5,702, $13,624, $7,518, $3,041 and $20,126 of the April 23, 2009 debenture (as assigned by YA Global on December 23, 2010) into 7,499,671, 17,919,702, 9,884,404, 4,000,000 and 26,470,643 shares of the Company’s common stock in May, June, July, August and September 2011, respectively, pursuant to the terms of the Securities Purchase Agreement. The May 2011 conversions were made on May 3, 2011 with $3,802 converted into 5,000,657 shares and on May 25, 2011 with $1,900 converted into 2,499,014 shares. The June 2011 conversions were made on June 3, 2011 with $3,041 converted into 4,000,000 shares, on June 6, 2011 with $3,740 converted into 4,919,702 shares, on June 8, 2011 with $3,802 converted into 5,000,000 shares and on June 15, 2011 with $3,041 converted into 4,000,000 shares. The July 2011 conversions were made on July 6, 2011 with $760 converted into 1,000,000 shares, on July 12, 2011 with $2,348 converted into 3,084,404 shares, on July 13, 2011 with $1,141 converted into 1,500,000 shares and on July 21, 2011 with $3,269 converted into 4,300,000 shares. The August 2011 conversions were made on August 1, 2011 with $1,520 converted into 2,000,000 shares and on August 15, 2011 with $1,521 converted into 2,000,000 shares. The September 2011 conversions were made on September 6, 2011 with $2,737 converted into 3,600,000 shares, on September 7, 2011 with $6,463 converted into 8,500,000 shares and on September 8, 2011 with $10,926 converted into 14,370,643 shares.

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

Note 12 - Financial Instruments

The secured convertible notes payable and the unsecured convertible notes payable, issued per a term sheet executed with an investor firm in November 2011(see Notes 6 and 13), are hybrid instruments which contain an embedded derivative feature which individually warrant separate accounting as a derivative instrument under paragraph 815-15-25-1 of the FASB Accounting Standards Codification. The embedded derivative feature has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability". The embedded derivative feature includes the conversion feature within the note and an early redemption option. The value of the embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the notes, or 12 months.

The secured convertible debentures issued to YA Global and Highgate, further assigned to Citco Global, and the unsecured convertible debentures issued to the investor firm, have been accounted for in accordance with paragraph 815-15-25-1 of the FASB Accounting Standards Codification and paragraph 815-40-25 of the FASB Accounting Standards Codification. The Company has identified the above instruments having derivatives that require evaluation and accounting under the relevant guidance applicable to financial derivatives.  These compound embedded derivatives have been bifurcated from their respective host debt contracts and accounted for as derivative liabilities in accordance with paragraph 815-40-25 of the FASB Accounting Standards Codification.  When multiple derivatives exist within convertible notes, they have been bundled together as a single hybrid compound instrument. The compound embedded derivatives within the secured convertible notes have been recorded at fair value at the date of issuance; and are marked-to-market each reporting period with changes in fair value recorded to the Company’s statement of operations as “Derivative instrument expense, net”.  The Company has utilized a third party valuation consultant to fair value the compound embedded derivatives using a layered discounted probability-weighted cash flow approach. The fair value of the derivative liabilities are subject to the changes in the trading value of the Company’s common stock, as well as other factors.  As a result, the Company’s financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Company’s stock at the balance sheet date and the amount of shares converted by note holders. Consequently, the financial position and results of operations may vary from quarter-to-quarter based on conditions other than operating revenues and expenses.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative warrant liabilities	$334,605	$-	$-	$334,605	$334,605

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2011:

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants	Total

Balance, December 31, 2009	$518,666	$518,666
Total gains or losses (realized/unrealized)
Included in net (income) loss	(66,053)	(66,053)
Included in other comprehensive income	-	-
Purchases, issuances and settlements	(27,942)	(27,942)
Transfers in and/or out of Level 3	-	-
Balance, December 31, 2010	$424,671	$424,671
Total gains or losses (realized/unrealized)
Included in net (income) loss	(163,745)	(163,745)
Included in other comprehensive income	-	-
Purchases, issuances and settlements	73,679	73,679
Transfers in and/or out of Level 3	-	-
Balance, December 31, 2011	$334,605	$334,605

Note 13 - Commitments and Contingencies

Payroll Taxes

As of December 31, 2011, the Company owes $53,901 of payroll taxes, of which approximately $45,000 are delinquent from the year ended December 31, 2003. The Company has also recorded $32,462 of related estimated penalties and interest on the delinquent payroll taxes.  Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available.

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

For the year ended December 31, 2011, the Company contributed plan dollars of $6,008.

Lease Agreements

The Company operates from a leased office in New Jersey. Per the terms of the lease agreement entered with the landlord, the Company pays a monthly base rent of $3,807 commencing on July 1, 2009 through the lease termination date of January 31, 2013. The landlord holds the sum of $8,684 as the Company’s security deposit.

Consulting Agreements

In November 2009, the Company executed a website redesign and development agreement with a design firm whereby the firm designs the Company’s new web site and improves its internet presence. As compensation for the services, the consultant received a deposit fee of $3,750 and additional milestone fees in the total amount of $3,750. As additional compensation, the consultant received 46,875 shares of the Company’s common stock, valued at $0.10 per share. Upon project completion, the consultant shall receive an additional 46,875 shares of the Company’s common stock (see Note 14).

In December 2009, the Company entered into a retainer agreement with an attorney, whereby the attorney will act as house counsel for the Company with respect to all general corporate matters.  The agreement is at will and required a payment of 100,000 shares of common stock, valued at $0.05 per share, upon execution. Commencing on January 1, 2010, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market (see Note 14).

In April 2011, the Company entered into a marketing advisory and financial agreement with a marketing firm whereby the consultant serves as a marketing and financial advisor to the Company. The agreement terminated on April 1, 2012. For acting in this role, the consultant received 5,000,000 shares of the Company’s common stock in April 2011. The consultant also received warrants to purchase 6,500,000 shares of the Company’s common stock in April 2011. The warrants are exercisable at $0.06 per share for 2,000,000 shares, $0.11 per share for 2,000,000 shares, $0.16 per share for 1,500,000 shares and $0.26 per share for 1,000,000 shares. The warrants are only exercisable if certain contractual thresholds are met as of June 1, 2012 (see Note 14).

In July 2011, the Company entered into a consulting agreement with an investor services firm whereby the consultant serves as an investment consultant to the Company. The term of the agreement is one year. For acting in this role, the consultant received 1,250,000 shares of the Company’s common stock in July 2011. The Company also agreed to issue warrants to purchase 625,000 shares of the Company’s common stock, exercisable at $0.06 per share, and warrants to purchase 625,000 shares of the Company’s common stock, exercisable at $0.11 per share, to the consultant. The warrants have a three year term (see Note 14). The warrants were issued in October 2011.

In November 2011, the Company entered into a consulting agreement with a firm whereby the consultant will receive a success fee, in the form of restricted shares of the Company’s common stock, of 6% of all monies invested in the Company as a result of a term sheet the Company executed with an investor firm in November 2011 (see Notes 14 and 13 below).

In December 2011, the Company executed an exclusive agreement with an agent to represent the Company in enforcing its “Out-of-Band” patent No. 7,870,599. The agent will receive a commission of 50% of the net proceeds resulting from their services (see Note 2). For the year ended December 31, 2011, no commissions were paid to the agent relating to the agreement.

In December 2011, the Company executed a joint venture agreement with a marketing firm whereby the parties will develop and execute marketing strategies for the Company’s products. The parties will share revenues resulting from the efforts of the joint venture at 50% each. For the year ended December 31, 2011, no revenues were attributed to the agreement.

In December 2011, the Company executed a business development agreement with a consulting firm, which was amended in December 2011, having a six month term. In consideration of the agreement, the Company, at its sole discretion, will issue up to 5,000,000 restricted shares of its common stock, at the conclusion of the agreement, providing the Company is satisfied with the consultant’s performance relating to the agreement. At its sole discretion, the Company may issue half of the above shares after 90 days of the agreement date and the shares would be placed in escrow for the consultant. For the year ended December 31, 2011, no shares were issued to the consultant relating to the agreement.

Term Sheet

In November 2011, the Company executed a term sheet with an investor firm whereby the firm will invest in the Company up to $450,000, in tranches of $75,000 per month for six months, in the form of convertible promissory notes, bearing interest of 4% per year, with maturity dates of 12 months from the date issuance (see Notes 6, 12 and 13 above). A broker fee of 12% will be deducted from each tranche and the notes will include a 15% prepayment penalty. The investor firm may process conversions after six months from the date of each closing. Conversions will include a 40% discount to the lower of (i) the average closing bid price of the Company’s common stock for the previous ten days of a conversion notice or (ii) the closing bid price on the date of the conversion notice.

In December 2011, the Company received the first tranche of $66,000, net of the $9,000 broker fee, and executed a convertible promissory note and securities purchase agreement per the terms of the term sheet (see Note 6).  Additional closings were held in January (two closings) and March (one closing) 2012. The debentures contain an embedded derivative feature (see Note 12). In March 2012, the investor firm notified the Company that it has elected to terminate the term sheet and no further closings will occur (see Note 18).

Transfer of Aged Debt

In September 2011, the Company formalized a debt settlement agreement with a consultant whereby the Company will transfer $1,000,000 of debentures and aged debt to the consultant. The Company is to satisfy the debt sold to the consultant by issuing shares of the Company’s common stock to the consultant at a price of $0.005 per share for the first $100,000, $0.01 per share for the next $100,000, $0.015 per share for the third $100,000 and $0.01 per share for the remainder of the $1,000,000 of aged debt. In July 2011, the Company satisfied promissory notes of $50,000, plus accrued interest, in August 2011, the Company satisfied promissory notes of $32,500, plus accrued interest and in October 2011, the Company satisfied a related party convertible note of $10,000, plus accrued interest (see Notes 9 and 10). In consideration of the debt transferred, the consultant received 6,500,000 shares, 4,112,500 shares and 3,133,746 shares of the Company’s unrestricted common stock in July, September and October 2011, respectively (see Note 14).

The Company is seeking to transfer an additional $1,000,000 of aged debt to the consultant, including the Company’s convertible secured debentures. The Company would satisfy the additional debt transferred to the consultant by issuing shares of the Company’s common stock to the consultant at a price of $0.02 per share.

The Company also made available to the note holders the opportunity to offer financing to the Company through the sale of a total of 35,000,000 two year commitment warrants exercisable into shares of the Company's common stock at $0.02 per share for 15,000,000 warrants, $0.03 per share for 10,000,000 warrants and $0.04 per share for 10,000,000 warrants. For the year ended December 31, 2011, the Company sold warrants for cash in the amount of $43,000 in September 2011 and $20,000 in October 2011 (see Note 14). The Company used a portion of the proceeds to redeem the Steeltown debentures (see Note 9).

The consultant had also agreed to purchase $100,000 of additional restricted shares of the Company’s common stock commencing in October 2011, at $20,000 per tranche. The Company plans to use the proceeds of the sale of the stock solely to reduce accrued payroll and related payroll taxes. As of December 31, 2011, the additional shares have not been purchased.

Settlement Agreements

In April 2009, the Company executed a settlement agreement with its former President whereby the Company agreed to make monthly payments of $7,500, beginning in June 2009, in order to repay promissory notes, accrued interest, deferred payroll and expenses in the amount of $139,575 owed to its former President. The Company paid an initial installment payment of $12,500 to its former President in April 2009. The company paid an installment payment of $7,500 to its former President in September 2009. In September 2009, the Company executed an amendment to the settlement agreement whereby the payment terms and amount were revised. Effective September 2009, the Company was to make a $2,500 payment to its former President per Company payroll period. In the event the Company does not process a full payroll, the Company is to pay a proportionate percentage of the payment owed equal to the percentage of the total Company net payroll amount paid. For the years ended December 31, 2011 and 2010, the Company paid $10,000 and $28,600, respectively, to its former President per the terms of the agreement and amendment. All of the 2010 payments and $3,900 in payments made in the year ended December 31, 2011, made in accordance with the agreement and subsequent amendment, were applied to the February 2008 promissory note balance owed to the Company’s former President (see Note 9). As of March 31, 2011, the note balance was paid in full. Payments made in the year ended December 31, 2011, made in accordance with the agreement and subsequent amendment, totaling $24,273 were applied to the open payables balance and $24,327 were applied to accrued interest owed to the Company’s former President. In January 2012, the Company and its former President agreed to settle the remaining balance due of $20,975 in exchange for the issuance of 1,498,214 restricted shares of the Company’s common stock, valued at $0.014 per share (see Note 18).

In August 2011, the Company executed a debt settlement agreement with a trade vendor whereby the Company has agreed to issue restricted shares of its common stock to the vendor, at market price, as settlement of the balance owed to the vendor of $54,000. The Company issued 900,000 shares of common stock, valued at $0.03 per share, in September 2011 for settlement of $27,000 of the balance owed. The remaining balance was settled by the issuance of shares in March 2012 (see Notes 14 and 18).

Loan Repayment Agreement

In April 2009, the Company signed an agreement whereby two promissory notes executed with a distributor of its products were to be repaid from the proceeds of sales of the Company’s products sold by the   distributor for the Company. In September 2009, the Company executed an additional promissory note with the distributor that is included in the loan repayment agreement. In May 2010, the Company executed an additional promissory note with the distributor that is included in the loan repayment agreement. For the years ended December 31, 2011 and 2010, sales proceeds of $23,715 and $42,290, respectively, were applied to the balance of the notes (see Notes 8 and 14).

Assignment

In July 2010, the Company assigned the proceeds from a June 2010 invoice in the amount of $12,206 to an unrelated party. The Company received $11,456, net of the assignment fee of $750, in July 2010 from the assignee. The Company received the invoice payment in August 2010 and repaid the full assignment amount to the assignee.

In October 2010, the Company assigned the proceeds of six of the Company’s open receivables invoices, in the total amount of $20,761, to its CEO. The assignment was non-interest bearing and fee free with a due date for repayment of November 20, 2010. Partial repayments of the assignment were made in October 2010 for $4,218 and November 2010 for $4,125. The due date of the assignment has been extended to December 31, 2011 (see Note 9).

Due to Factor

In March 2007, the Company entered into a sale and subordination agreement with a factoring firm whereby the Company sold its rights to two invoices, from February 2007 and March 2007, totaling $470,200 to the factor.  Upon signing the agreement and providing the required disclosures, the factor remitted 65%, or $144,440, of the February 2007 invoice and a certain percentage of $53,010 of the March 2007 invoice to the Company.  The Company paid a $500 credit review fee to the factor relating to the agreement.  Per the terms of the agreement, once the Company’s client remits the invoice amount to the factor, the factor deducts a discount fee from the remaining balance of the factored invoices and forwards the net proceeds to the Company.  The discount fee is computed as a percentage of the face amount of the invoice as follows: 2.25% fee for invoices paid within 30 days of the down payment date with an additional 1.125% for each 15 day period thereafter. In September 2007, the February 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In December 2007, the March 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In February 2008, the Company and the factor agreed to a total settlement amount of $75,000, which was scheduled to be paid by the Company to the factor in September 2008 unless both parties mutually agreed to extend the due date. In September 2008, the Company and the factor reached a verbal agreement to extend the due date to December 31, 2008. The Company is pursuing a further extension. As of December 31, 2011, the balance due to the factor by the Company was $209,192 including interest.

Note 14 - Stockholders’ Deficit

Preferred Stock

On October 21, 2010, the Company amended its Articles of Incorporation in New Jersey to authorize 10,000,000 shares of preferred stock, par value $0.10. The designations, rights, and preferences of such preferred stock are to be determined by the Board of Directors. On November 15, 2010, the Company changed its domicile from the state of New Jersey to the state of Wyoming.

In addition to the 10,000,000 shares of preferred stock authorized, on January 10, 2011, 100 shares of preferred stock were designated as Series A Preferred Stock and 100,000,000 shares were designated as Series B Preferred Stock. The bylaws under the Wyoming Incorporation were amended to reflect the rights and preferences of each additional new designation.

The Series A Preferred Stock collectively has voting rights equal to eighty percent of the total current issued and outstanding shares of common stock. If at least one share of Series A Preferred Stock is outstanding, the aggregate shares of Series A Preferred Stock shall have voting rights equal to the number of shares of common stock equal to four times the sum of the total number of shares of common stock issued and outstanding, plus the number of shares of Series B Preferred Stock (or other designated preferred stock) which are issued and outstanding.

The Series B Preferred Stock shall have preferential liquidation rights in the event of any liquidation, dissolution or winding up of the Company, such liquidation rights to be paid from the assets of the Company not delegated to parties with greater priority at $1.00 per share or, in the event an aggregate subscription by a single subscriber of the Series B Preferred Stock is greater than $100,000,000, $0.997 per share. The Series B Preferred Stock shall be convertible to a number of shares of common stock equal to the price of the Series B Preferred Stock divided by the par value of the Series B Preferred Stock. The option to convert the shares of Series B Preferred Stock may not be exercised until three months following the issuance of the Series B Preferred Stock to the recipient shareholder. The Series B Preferred Stock shall have ten votes on matters presented to the shareholders of the Company for one share of Series B Preferred Stock held. The initial price of the Series B Preferred Stock shall be $2.50, (subject to adjustment by the Company’s Board of Directors) until such time, if ever, the Series B Preferred Stock are listed on a secondary and/or public exchange.  As of December 31, 2011, no shares of Series B Preferred Stock have been issued.

Issuance of Series A Preferred Stock

In February 2011, the Company issued three shares of non-convertible Series A preferred stock valued at $329,000 per share, or $987,000 in aggregate, for voting purposes only, to the three members of the management team at one share each. The issued and outstanding shares of the Series A preferred stock have voting rights equal to eighty percent of the total issued and outstanding shares of the Company's common stock (see Note 13). This effectively provided them, upon retention of their Series A Preferred Stock, voting control on matters presented to the shareholders of the Company. For the year ended December 31, 2011, the Company expensed $987,000 in stock based compensation expense related to the issuance of the shares.

Common Stock

In February 2011, an  increase of the authorized shares of the Company’s common stock from one hundred million (100,000,000) to five hundred million (500,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to the Company’s Certificate of Incorporation with the Wyoming Secretary of State.

Issuance of Common Stock for Services

In November 2009, the Company executed a website development agreement with a consultant whereby the consultant provides website design and development services to the Company. As compensation for the services, the consultant received a deposit fee of $3,750 and is to receive additional milestone fees in the total amount of $3,750. As additional compensation, the consultant received 46,875 shares of the Company’s common stock, valued at $0.08 per share. Upon project completion, the consultant is to receive an additional 46,875 shares of the Company’s common stock. The Company has recorded $9,000 as prepaid expenses, recorded in 2009, relating to the deposit paid, the shares issued and the next milestone invoice, respectively (see Note 13).

In December 2009, the Company entered into a retainer agreement with an attorney, whereas the attorney acts as house counsel for the Company with respect to all general corporate matters.  The agreement is at will and required a payment of 100,000 shares of common stock, valued at $0.05 per share, due upon execution. Commencing on January 1, 2010, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market.  In December 2009, the Company issued 100,000 shares of common stock, valued at $5,000, all of which has been expensed as legal fees, related to the agreement (Note 19). For the years ended December 31, 2011 and 2010, the Company issued 30,000 shares of common stock, valued at $835, and 30,000 shares of common stock, valued at $1,130, respectively, all of which have been expensed as legal fees, related to the agreement.

In February 2011, the Company entered into a consultant agreement with an investor services firm whereby the consultant served as an investment consultant to the Company. The term of the agreement was three months. For acting in this role, the consultant received 334,000 shares of the Company’s common stock, valued at $20,040, in February 2011, 333,000 shares of the Company’s common stock, valued at $8,325, in March 2011 and 333,000 shares of the Company’s common stock, valued at $8,991, in April 2011, all of which has been expensed as consulting fees. The Company terminated the agreement in May 2011 (see Note 13).

In April 2011, the Company entered into a marketing advisory and financial agreement with a marketing firm whereby the consultant serves as a marketing and financial advisor to the Company. The agreement terminated on April 1, 2012. For acting in this role, the consultant received 5,000,000 shares of the Company’s common stock, valued at $130,000, in April 2011, which has been expensed as consulting fees. The consultant also received warrants to purchase 6,500,000 shares of the Company’s common stock in April 2011. The warrants are exercisable at $0.06 per share for 2,000,000 shares, $0.11 per share for 2,000,000 shares, $0.16 per share for 1,500,000 shares and $0.26 per share for 1,000,000 shares. The warrants are only exercisable if certain contractual thresholds are met as of June 1, 2012 (see Note 13).

In July 2011, the Company entered into a consulting agreement with an investor services firm whereby the consultant serves as an investment consultant to the Company. The term of the agreement is one year. For acting in this role, the consultant received 1,250,000 shares of the Company’s common stock, valued at $35,000 which has been expensed as consulting fees (see Note 13).

In November 2011, the Company entered into a consulting agreement with a firm whereby the consultant will receive a success fee, in the form of restricted shares of the Company’s common stock, of 6% of all monies invested in the Company as a result of a term sheet the Company executed with an investor firm in November 2011 (see Note 19). In December 2011, the consultant received 343,511 shares of the Company’s common stock, valued at $4,500 and all of which has been expensed as consulting fees, as a result of the first investor tranche of $75,000 (see Note 13).

In December 2011, the Company issued 2,000,000 restricted shares of its common stock to a consultant in consideration of the consultant’s continual support of the Company through several areas of assistance. The shares were valued at $37,200, all of which has been expensed as consulting fees.

Issuance of Common Stock for Financing

In January 2009, the Company executed a promissory note for $225,000, bearing interest at 10% per annum, maturing on January 23, 2012. Per the terms of the promissory note, the note holder of a $100,000 convertible note, executed in July 2008, rolled the convertible note balance and accrued interest owed into a purchase of nine units with each unit consisting of a 10% promissory note of $25,000 for a total of $225,000 and 82,000 shares of the Company’s common stock, valued at $0.06, for a total of 738,000 shares of common stock. An additional loan to the Company, in January 2009, of $100,000 by the note holder was included as part of the purchase of the nine units (see Note 8). The shares were issued in February 2009. For the years ended December 31, 2011 and 2010, the Company expensed $22,140 and $22,140, respectively, of financing expenses related to the shares.

In March 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on March 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The shares were issued in April 2009. For the years ended December 31, 2011 and 2010, the Company expensed $1,667 and $1,667, respectively, of financing expenses related to the shares (see Notes 8 and 13).

In April 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on April 10, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. For the years ended December 31, 2011 and 2010, the Company expensed $1,667 and $1,667, respectively, of financing expenses related to the shares (see Notes 8 and 13).

In May 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on May 27, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The shares were issued in June 2009. For years ended December 31, 2011 and 2010, the Company expensed $1,000 and $1,000, respectively, of financing expenses related to the shares (see Note 8).

In June 2009, the Company executed a promissory note for $25,000, bearing interest at 10% per annum, maturing on June 8, 2012. Per the terms of the promissory note, the note holder purchased one unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in June 2009. For the years ended December 31, 2011 and 2010, the Company expensed $500 and $500, respectively, of financing expenses related to the shares (see Note 8).

In June 2009, the Company executed a promissory note for $75,000, bearing interest at 10% per annum, maturing on June 12, 2012. Per the terms of the promissory note, the note holder purchased three units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 150,000 shares of common stock. The shares were issued in August 2009. For the years ended December 31, 2011 and 2010, the Company expensed $2,000 and $2,000, respectively, of financing expenses related to the shares (see Note 8).

In July 2009, the Company executed a promissory note for $35,000, bearing interest at 10% per annum, maturing on July 14, 2012. Per the terms of the promissory note, the note holder purchased 1.4 units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 70,000 shares of common stock. The shares were issued in August 2009. For the years ended December 31, 2011 and 2010, the Company expensed $933 and $933, respectively, of financing expenses related to the shares (see Note 8).

In August 2009, the Company executed a promissory note for $25,000, bearing interest at 10% per annum, maturing on August 18, 2012. Per the terms of the promissory note, the note holder purchased one unit consisting of a 10% promissory note of $25,000 and 75,000 restricted shares of the Company’s common stock, at market price. The shares were issued in August 2009. For the years ended December 31, 2011 and 2010, the Company expensed $1,000 and $1,000, respectively, of financing expenses related to the shares (see Note 8).

In September 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on September 2, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. For the years ended December 31, 2011 and 2010, the Company expensed $1,833 and $1,833, respectively, of financing expenses related to the shares (see Notes 8 and 13).

In October 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on October 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 82,000 restricted shares of the Company’s common stock, valued at $0.10 per share, for a total of 164,000 shares of common stock. The shares were issued in November 2009. For the years ended December 31, 2011 and 2010, the Company expensed $5,467 and $5,467, respectively, of financing expenses related to the shares (see Note 8).

In October 2009, the Company executed a promissory note for $18,750, bearing interest at 10% per annum, maturing on October 27, 2012. Per the terms of the promissory note, the note holder purchased three/fourths of one unit with each unit consisting of a 10% promissory note of $25,000 and 133,333 restricted shares of the Company’s common stock, valued at $0.10 per share, for a total of 100,000 shares of common stock. For the years ended December 31, 2011 and 2010, the Company expensed $3,333 and $3,333, respectively, of financing expenses related to the shares (see Note 8).

In December 2009, the Company executed a promissory note for $7,500, bearing interest at 10% per annum, maturing on December 4, 2012. As consideration for executing the note, the Company issued 150,000 shares of restricted common stock, valued at $0.10 per share, to the note holder. For the years ended December 31, 2011 and 2010, the Company expensed $5,000 and $5,000, respectively, of financing expenses related to the shares (see Note 8).

In March 2010, the Company executed a promissory note for $50,000 with its CEO, bearing interest at 10% per annum, maturing on April 30, 2010. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, valued at $0.025 per share, for a total of 100,000 shares of common stock. For the years ended December 31, 2011 and 2010, the Company expensed $0 and $2,500, respectively, of financing expenses related to the shares (see Note 9). In May 2010, the maturity date was extended to October 31, 2010.

In April 2010, the Company executed a promissory note for $80,000, bearing interest at 10% per annum, maturing on July 23, 2010. As consideration for executing the note, the Company issued 500,000 shares of restricted common stock, valued at $0.021 per share, to the note holder. For the years ended December 31, 2011 and 2010, the Company expensed $0 and $10,500, respectively, of financing expenses related to the shares (see Note 8).

In May 2010, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on May 21, 2013. As consideration for executing the note, the Company issued 200,000 shares of restricted common stock, valued at $0.009 per share, to the note holder. For the years ended December 31, 2011 and 2010, the Company expensed $600 and $350, respectively, of financing expenses related to the shares (see Notes 8 and 13).

Issuance of Common Stock for Settlement of Trade Payables

In August 2011, the Company issued 900,000 shares of its common stock, valued at $0.03 per share, to a vendor for settlement of trade payables (see Note 13). In March 2012, the remaining payables balance was settled and the Company issued 1,800,000 shares of its common stock, valued at $0.015 per share, to the vendor (see Note 18).

Issuance of Common Stock for the Sale and Settlement of Aged Debt

Per the terms of a debt purchase agreement that the Company formalized with a consultant in September 2011, the Company issued 6,500,000 unrestricted shares of its common stock, valued at $0.005 per share, in July 2011, 4,112,500 unrestricted shares of its common stock, valued at $0.005 per share, in September 2011, and 3,133,746 unrestricted shares of its common stock, valued at $0.005 per share, in October 2011 to the consultant for the sale and retirement of certain promissory notes and convertible related party promissory notes (see Notes 7, 8 and 13).

Per the terms of a settlement agreement that the Company executed with the estate of a deceased note holder in November 2011, the Company issued 1,344,086 restricted shares of its common stock, valued at $0.0186 per share, in December 2011, to two beneficiaries of the estate for the settlement of a promissory note (see Notes 8 and 13).

Sale of Shares of Common Stock

In June 2011, the Company sold to two individuals certain units which contained common stock. The Company issued 3,000,000 shares of its common stock at $0.02 per share.

In August 2011, the Company sold to one individual certain units which contained common stock and warrants. The Company issued 1,000,000 shares of its common stock at $0.03 per share and warrants to purchase 500,000 shares of the Company’s common stock, exercisable at $0.04 per share that expire in August 2014 (see Note 8 above).

In September 2011, the Company sold to three individuals certain units which contained common stock. The Company issued 5,000,000 shares of its common stock at $0.02 per share for 4,000,000 shares and $0.025 per share for 1,000,000 shares.

In October 2011, the Company sold subscriptions to one individual for certain units containing common stock and warrants. The units were for 1,000,000 shares of its common stock at $0.025 per share and warrants to purchase 500,000 shares of the Company’s common stock, exercisable at $0.04 per share that expire three years from the date of issuance. The shares and warrants were formally issued in March 2012 (see Note 18). The Company recorded the value of the shares as common stock to be issued at December 31, 2011and includes them into for loss per share purpose for 2011.

In November 2011, the Company sold to two individual certain units which contained common stock and warrants. The Company issued 2,000,000 shares of its common stock at $0.025 per share, 1,000,000 shares to each individual, and warrants to purchase a total of 1,500,000 shares of the Company’s common stock, exercisable at $0.04 per share that expire in October 2014 (see Note 14 below).

Sale of Warrants for Cash and Exercise of Warrants

In January 2011, the Company sold warrants to purchase 5,333,333 shares of common stock to one unrelated individual for $14,000 in cash. The warrants are exercisable at $0.03 per share and expire in January 2016.

In February 2011, the Company sold warrants to purchase 37,714,285 shares of common stock to two unrelated individuals for $99,000 in cash. The warrants are exercisable at $0.03 per share and expire in February 2016.

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

In April 2011, the Company issued 800,000 restricted shares of its common stock, valued at $0.025 per share, to an individual for the exercise of warrants for cash.

In September 2011, in accordance with a debt settlement agreement executed with a consulting firm, the Company issued warrants to purchase 35,000,000 shares of common stock to the consultant for cash considerations in the amount of $315,000, of which the company received $43,000 in September 2011 and $20,000 in October 2011. The warrants are exercisable at $0.02 per share for 15,000,000 shares, $0.03 per share for 10,000,000 shares and $0.04 per share for 10,000,000 shares. All of the warrants expire in September 2013 (see Note 13).

Issuance of Warrants for Financing and Acquiring Services

In connection with consulting agreements, the Company issued warrants for 12,750,000 shares to consultants, all of which were deemed earned upon issuance, for the year ended December 31, 2011. The fair value of these warrants granted, estimated on the date of grant using the Black-Scholes option-pricing model, was $507,538, which has been recorded as consulting expenses.

The table below summarizes the Company’s warrant activities through December 31, 2011:

	Number of Warrant Shares	Exercise Price Range Per Share		Weighted Average Exercise Price	Fair Value at Date of Issuance Contractual Term		Intrinsic Value (in thousands)

Balance, January 1, 2010	2,068,467	$0.10	$10.00	$0.58	$878,665	$	---
Granted	121,700,000	$0.004	$0.03	$0.03	$436,980	$	---
Exercised	800,000		0.004	$0.004	$3,000	$	---
Balance,	122,968,467	$0.004	$10.00	$0.039	$1,312,645	$	---
Granted	118,000,000	$0.02	$0.50	$0.062	$1,430,013	$	---
Exercised	-		-	$-	$-	$	---
Balance,	240,968,467	$0.004	$10.00	$0.05	$2,742,658	$	---
Earned and Exercisable,	240,968,467	$0.004	$10.00	$0.05	$2,742,658	$	---

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2011:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$10.00	8,050	2.71	$10.000	8,050	$10.000
$1.00 - $5.50	281,417	0.00	2.444	281,417	2.444
$0.004 - $0.80	240,679,000	3.21	0.047	240,679,000	0.062

	240,968,467	3.20	$0.050	240,968,467	$0.050

Note 15 - Stock Based Compensation

2004 Equity Incentive Plan

In September 2004, the stockholders approved the Equity Incentive Plan for the Company’s employees (“Incentive Plan”), effective April 1, 2004. The number of shares authorized for issuance under the Incentive Plan was increased to 10,000,000 in September 2006, 15,000,000 in March 2007, 20,000,000 in June 2007, 100,000,000 in December 2007 and 200,000,000 in April 2011, by unanimous consent of the Board of Directors prior to 2011 and by majority consent of the Board of Directors in 2011.

Option shares totaling 142,500 vested equally over a three year period beginning one-year from the date of grant, option shares totaling 200,000 vested in one-third increments of six months each over an eighteen month period from the date of grant, option shares totaling 1,084,797 vested over a one  year period from the date of grant, option shares totaling 5,750,012 vested over a three  month period from the date of grant, option shares totaling 125,000,000 vest over an eight  month period and option shares totaling 7,850,000 vested upon issuance.  At December 31, 2011, 59,972,691 shares were available for future issuance.

The table below summarizes the Company’s Incentive Plan stock option activities through December 31, 2011:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Weighted Average Remaining (in years) Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2010	5,527,297	$0.08 - $ 10.00	$0.175	2.09	$ ---
Granted	64,500,012	$0.0025 - $ 0.02	$0.004	3.83	$ ---
Cancelled	-	-	$-	-	$ ---
Balance, December 31, 2010	70,027,309	$0.0025 - $10.00	$0.018	3.70	$ ---
Granted	70,000,000	$0.01	$0.01	4.3	$ ---
Balance, December 31, 2011	140,027,309	$0.0025 - $10.00	$0.014	4.0	$ ---
Vested and Exercisable, December 31, 2011	140,027,309	$0.0025-$10.0	$0.014	4.0	$ ---

As of December 31, 2011, an aggregate of 140,027,309 options were outstanding under the incentive plan.  The exercise price for 37,500 options is $10.00, for 105,000 options is $1.00, for 9,231 is $0.375, for 15,705 is $0.24, for 16,388 options is $0.23, for 325,577 options is $0.20, for 171,131 options is $0.17, for 259,743 options is $0.15, 4,587,022 options is $0.08, for 2,000,012 options is $0.02, for 70,000,000 options is $0.01, for 7,500,000 options is $0.0085, for 13,000,000 options is $$0.006 and for 42,000,000 options is $0.0025.

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

At December 31, 2011, there were 140,027,309 vested incentive plan stock options outstanding of which 42,000,000 options are exercisable at $0.0025, 13,000,000 options are exercisable at $0.006, 7,500,000 options are exercisable at $0.0085, 70,000,000 options are exercisable at $0.01, 2,000,012 options are exercisable at $0.02, 4,587,022 options are exercisable at $0.08, 259,743 options are exercisable at $0.15, 171,131 options are exercisable at $0.17, 325,577 options are exercisable at $0.20, 16,388 options are exercisable at $0.23, 15,705 options are exercisable at $0.24, 9,231 options are exercisable at $0.375, 105,000 options are exercisable at $1.00 and 37,500 options are exercisable at $10.00.

The following table summarizes information concerning outstanding and exercisable Incentive Plan options as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$10.000	37,500	2.66	$10.000	37,500	$10.000
$1.000	105,000	4.51	1.000	105,000	1.000
$0.0025 - $0.375	139,884,809	4.00	0.014	139,884,809	0.014

	140,027,309	4.00	$0.014	140,027,309	$0.014

Non-Incentive Plan Stock Option Grants

As of December 31, 2011, an aggregate of 2,761,889 non-plan, non-qualified options for non-employees were outstanding. The exercise price for 2,000,000 options (granted in December 2010) is $0.006, for 760,000 options is $3.60 and for 1,889 options is $9.00, yielding a weighted average exercise price of $1.001.

At December 31, 2010, there were 1,011,889 vested non-plan, non-qualified stock options outstanding of which 250,000 options are exercisable at $0.006, 760,000 options are exercisable at $3.60 and 1,889 options are exercisable at $9.00.

At December 31, 2011, there were 2,761,889 vested non-plan, non-qualified stock options outstanding of which 2,000,000 options are exercisable at $0.006, 760,000 options are exercisable at $3.60 and 1,889 options are exercisable at $9.00.

Note 16 - Income Tax Provision

As of December 31, 2011, the Company had deferred tax assets of approximately $5,029,299, resulting from certain temporary differences and net operating loss (“NOL”) carry-forwards of approximately $14,792,056, which are available to offset future taxable income, if any, through 2029.  As utilization of the net operating loss carry-forwards and temporary difference is not considered more likely than not and accordingly, the deferred tax asset has been fully offset by a valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $452,212 and $442,081 for the years ended December 31, 2011 and 2010, respectively. Components of deferred tax assets as of December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
Net deferred tax assets – Non-current:
Expected federal income tax benefit from NOL carry-forwards	$5,029,299	$4,577,087
valuation allowance	(5,029,299)	(4,577,087)
Deferred tax assets, net of valuation allowance	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate
Federal income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)
Effective income tax rate	0.0%	0.0%

Note 17 - Concentration of Credit Risk

Customers and Credit Concentrations

Revenue concentrations for the year ended December 31, 2011 and 2010 and the accounts receivables concentrations at December 31, 2011 and 2010 are as follows:

	Net Sales for the Year Ended		Accounts receivable At
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Customer A	37.8%	-%	78.0%	-%
Customer B	22.3%	-%	-%	-%
Customer C	16.3%	36.9%	-%	22.8%
Customer D	-%	15.5%	-%	12.9%

	76.4%	52.4%	78.0%	35.7%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Note 18 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Convertible Notes Payable

The Company executed convertible notes in January 2012 (two notes) and March 2012 (one note) for $75,000 each, bearing interest at 4% per annum, maturing on January 3, 2013, January 31, 2013 and March 2, 2013, respectively, per a term sheet executed in November 2011 with an investor firm. A broker fee of 12% was deducted from each tranche and the notes include a 15% prepayment penalty (see Note 13). In March 2012, the investor firm notified the Company that it has elected to terminate the term sheet and no further closings will occur.

Sale of Shares of Common Stock

In January 2012, the Company sold to one individual certain units which contained common stock and warrants. The Company issued 3,418,804 shares of its common stock at $0.014625 per share and warrants to purchase 1,709,402 shares of the Company’s common stock, exercisable at $0.03 per share that expire in January 2015.

In February 2012, the Company sold to two individuals certain units which contained common stock and warrants. The Company issued 4,444,444 shares of its common stock at $0.01125 per share and 2,717,391 shares if its common stock at $0.0184 per share, and warrants to purchase 2,222,222 shares and 1,358,696 shares of the Company’s common stock, respectively, exercisable at $0.03 per share that expire in February 2015.

In March 2012, the Company issued 1,000,000 shares of its common stock at $0.025 per share and warrants to purchase 500,000 shares of the Company’s common stock, exercisable at $0.04 per share that expire three years from the date of issuance per the October 2011 sale of certain units that contained common stock and warrants (see Note 14).

Issuance of Common Stock for Services

Per the terms of a consulting agreement the Company executed with a consulting firm whereby the consultant will receive a success fee, in the form of restricted shares of the Company’s common stock, of 6% of all monies invested in the Company as a result of a term sheet the Company executed with an investor firm in November 2011, the consultant received 264,705 shares in January 2012, 276,073 shares in February 2012 and 321,428 shares in March 2012, valued at $4,500 per issuance, as a result of the second, third and fourth investor tranches of $75,000 each (see Notes 13 and 14).

In January 2012, the Company issued 2,000,000 restricted shares of its common stock, valued at market, to a consultant in consideration of the consultant’s continual support of the Company through several areas of assistance.

Issuance of Common Stock for Settlement of Trade Payables

In March 2012, the Company issued 1,800,000 shares of its common stock, valued at $0.015 per share, to a vendor for settlement of trade payables (see Notes 13 and 14).

Issuance of Common Stock for the Settlement of Aged Debt

In January 2012, the Company and its former President agreed to settle the remaining balance due to him of $20,975 in exchange for the issuance of 1,498,214 restricted shares of the Company’s common stock, valued at $0.014 per share (see Note 13).

Per the terms of a settlement agreement that the Company executed with a note holder in January 2012, the Company issued 5,058,060 unrestricted shares of its common stock, valued at $0.0165 per share, to the note holder for the settlement of a $70,000 promissory note with an original maturity date of April 23, 2010 (see Note 8).

Issuance of Warrants for Services

In January 2012, the Company executed a development agreement with a consultant, whereby the consultant will receive a monthly payment of $5,000 and warrants to purchase 150,000 shares of the Company’s restricted common stock. The warrants are exercisable at $0.03 per share and expire three years from issuance. The term of the agreement is month-to-month, with automatic monthly renewals unless terminated in writing by either party. The agreement was amended in February 2012 whereby the exercise price of the warrants was lowered to $0.02 per share. The consultant received 150,000 warrants in January 2012, exercisable at $0.03 per share, and 150,000 warrants in February and March 2012, respectively, exercisable at $0.02 per share.

Commitments and Contingencies

In February 2012, the Company executed a marketing agreement with a consultant whereby the consultant will receive up to a 50% commission on contracted revenue commitments. The consultant may elect to receive up to 50% of its earned commissions in the form of restricted shares of the Company’s common stock valued at the trailing five day average market stock price as of the end of the day of the contracted revenue commitment, providing the maximum number of shares issued in any one year does not exceed 5,000,000 shares. The consultant is eligible to receive an annual performance incentive in the form of additional restricted shares of the Company’s common stock as follows: 1,000,000 shares if revenue commitments exceed $1,000,000, 2,000,000 shares if revenue commitments exceed $2,000,000, 3,000,000 shares if revenue commitments exceed $3,000,000 and 4,000,000 shares if revenue commitments exceed $4,000,000. As of March 22, 2012, no commissions have been paid relating to the agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have no disclosure required by this Item.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”), of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2011. Based upon that evaluation, our CEO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following four material weaknesses which have caused management to conclude that, as of December 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.

We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the year ending December 31, 2011.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.

The Company’s board of directors has no audit committee, independent director or member with financial expertise which causes ineffective oversight of our external financial reporting and internal control over financial reporting.

3.

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

We intend to remediate the material weaknesses in our disclosure controls and procedures identified above by adding independent director or member with financial expertise or hiring a full-time CFO, with SEC reporting experience, in the future when working capital permits and by working with our independent registered public accounting firm and refining our internal procedures.  To date, we have not been successful in reducing the number of audit adjustments, but will continue our efforts in the coming fiscal year as more fully detailed below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS.

The following sets forth the executive officers and/or Directors of the Company, their ages, and all offices and positions with the Company.

Name	Age	Position
Mark L. Kay	63	Chief Executive Officer and Chairman of the Board of Directors
Philip E. Blocker	55	Chief Financial Officer
Ramarao Pemmaraju	51	Chief Technical Officer and Director
Robert Denn	54	Director
George Waller	54	Executive Vice President and Marketing Director
Mark Corrao	54	Director

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

Philip E. Blocker, Chief Financial Officer

Mr. Blocker was CFO of MediaServ, a NYC based Internet software development company, in 2001. Prior to MediaServ, Mr. Blocker was a partner in POLARIS, a $25 million technology reseller, specializing in storage and high availability solutions. He is a Certified Public Accountant and has practical experience with taking private companies public.

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

Mark Corrao, Director

Mr. Corrao was one of our original founders in August 2001. Mr. Corrao brings to StrikeForce Technologies over twenty-five years of experience in the financial and accounting areas. Mr. Corrao has spent numerous years in the public accounting arena specializing in certified auditing, SEC accounting, corporate taxation and financial planning. His tenure in accounting included being a partner in a Connecticut CPA firm for several years. Mr. Corrao’s background also includes numerous years on Wall Street with such prestigious firms as Merrill Lynch, Spear Leeds & Kellogg and Greenfield Arbitrage Partners. While on Wall Street Mr. Corrao was a guiding influence in several start-up companies. Prior to joining StrikeForce, he was the Director of Sales at Applied Digital Solutions from December 2000 through December 2001. Mr. Corrao was the Vice President of Sales at Advanced Communications Sciences from March 1997 through December 2000. Mark has a B.S. from CUNY.

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

During fiscal 2011, our Board of Directors met twelve times. The Board of Directors also uses resolutions in writing to deal with certain matters and, during fiscal 2011 thirty-six written resolutions were signed by a majority of the Directors.

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

Committees

StrikeForce has two committees: the Audit Committee and the Compensation Committee. At this time, there are no members of either Committee and the Board of Directors performs the acts of the Committees. None of our current directors are deemed “independent” directors as that term is used by the national stock exchanges or have the requisite public company accounting background or expertise to be considered an “audit committee financial expert” as that term is defined under Regulation S-K promulgated under the Securities Act of 1933, as amended.

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

Indemnification of Officers and Directors

As permitted by Wyoming law, our Articles of Incorporation provide that we will indemnify our directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct.

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

StrikeForce Technologies, Inc.

1090 King George’s Post Road

Suite #603

Edison, NJ 08837

Attn: Mark L. Kay, Chairman

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of StrikeForce during the year ended December 31, 2011, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during 2011. The foregoing persons are collectively referred to in this Form 10-K as the “Named Executive Officers.” Compensation information is shown for the year ended December 31, 2011:

						Incentive		Securities	Nonqualified
Name/ Principal Position	Year	Salary	Bonus	Stock Awards		Plan Option Awards		Underlying Options /SARs	Deferred Compensation Earnings		All Other Compensation	Total
		($)	($)	($)		($)		($)	($)		($)	($)
Mark L. Kay
Chief Executive Officer	2011	88,466	—	329,000	[1]	451,111	[2]	—	15,077	[3]	—	883,654

George Waller	2011	88,466	—	329,000	[1]	451,111	[2]	—	15,077	[3]	—	883,654
Executive Vice President

Ramarao Pemmaraju	2011	88,466	—	329,000	[1]	451,111	[2]	—	15,077	[3]	—	883,654
Chief Technical Officer

There are no employment agreements between StrikeForce and any executive officer or director.

(1)	Value of non-convertible Series A preferred stock issued, for voting purposes only, to the three members of the management team at one share each in 2011.

(2)	Fair value of Incentive Plan options issued to executive officers by the Company in 2011.

(3)	Nonqualified deferred compensation earnings to executive officers have been accrued for 2011 as a result of missed salaries due to cash flow constraints.

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

					Incentive		Securities	Nonqualified
Name/					Plan		Underlying	Deferred
Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards		Options /SARs	Compensation Earnings		All Other Compensation	Total
		($)	($)	($)	($)		($)	($)		($)	($)
Mark L. Kay
Chief Executive Officer	2010	1,541	—	—	114,513	[1]	—	96,459	[2]	—	212,513

Mark Corrao
Chief Financial Officer	2010 (thru 6/30)	833	—	—	4,513	[1]	—	48,544	[2]	—	53,890

George Waller	2010	1,511	—	—	114,513	[1]	—	96,489	[2]	—	212,513
Executive Vice President

Ramarao Pemmaraju	2010	1,500	—	—	114,513	[1]	—	96,500	[2]	—	212,513
Chief Technical Officer

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

Outstanding Option Awards at Year End

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested, and equity-incentive plan awards outstanding at December 31, 2011, for each Named Executive Officer and/or Director.

Outstanding Equity Awards At Fiscal Year-End Table
	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mark L. Kay	9,231 15,705	- -	- -	$ $	0.375 0.240	03/02/17 03/16/17	- -	- -	- -	- -
	16,388	-	-		$0.230	04/27/17	-	-	-	-
	16,346	-	-		$0.200	05/25/17	-	-	-	-
	25,128	-	-		$0.150	06/08/17	-	-	-	-
	18,643	-	-		$0.170	06/22/17	-	-	-	-
	47,115	-	-		$0.080	11/23/17	-	-	-	-
	25,000	-	-		$0.200	12/12/17	-	-	-	-
	500,000	-	-		$0.080	11/23/12	-	-	-	-
	227,908	-	-		$0.020	03/26/13	-	-	-	-
	1,000,000	-	-		$0.0085	07/01/15	-	-	-	-
	10,000,000	-	-		$0.0025	12/21/15	-	-	-	-
	3,000,000	-	-		$0.006	12/23/15	-	-	-	-
	15,555,556	-	-		$0.010	04/21/16	-	-	-	-
Robert Denn	16,346 25,128	- -	- -	$ $	0.200 0.150	05/25/17 06/08/17	- -	- -	- -	- -
	18,643	-	-		$0.170	06/22/17	-	-	-	-
	47,115	-	-		$0.080	11/23/17	-	-	-	-
	25,000	-	-		$0.200	12/12/17	-	-	-	-
Mark Corrao	16,346 25,128	- -	- -	$ $	0.200 0.150	05/25/17 06/08/17	- -	- -	- -	- -
	18,643	-	-		$0.170	06/22/17	-	-	-	-
	47,115	-	-		$0.080	11/23/17	-	-	-	-
	25,000	-	-		$0.200	12/12/17	-	-	-	-
	500,000	-	-		$0.080	11/23/12	-	-	-	-
	227,908	-	-		$0.020	03/26/13	-	-	-	-
George Waller	25,128 18,643	- -	- -	$ $	0.150 0.170	06/08/17 06/22/17	- -	- -	- -	- -
	47,115	-	-		$0.080	11/23/17	-	-	-	-
	25,000	-	-		$0.200	12/12/17	-	-	-	-
	500,000	-	-		$0.080	11/23/12	-	-	-	-
	227,908	-	-		$0.020	03/26/13	-	-	-	-
	1,000,000	-	-		$0.0085	07/01/15	-	-	-	-
	10,000,000	-	-		$0.0025	12/21/15	-	-	-	-
	3,000,000	-	-		$0.006	12/23/15	-	-	-	-
	15,555,556	-	-		$0.010	04/21/16	-	-	-	-
Ramarao Pemmaraju	16,346 25,128	- -	- -	$ $	0.200 0.150	05/25/17 06/08/17	- -	- -	- -	- -
	18,643	-	-		$0.170	06/22/17	-	-	-	-
	47,115	-	-		$0.080	11/23/17	-	-	-	-
	25,000	-	-		$0.200	12/12/17	-	-	-	-
	500,000	-	-		$0.080	11/23/12	-	-	-	-
	227,908	-	-		$0.020	03/26/13	-	-	-	-
	1,000,000	-	-		$0.0085	07/01/15	-	-	-	-
	10,000,000	-	-		$0.0025	12/21/15	-	-	-	-
	3,000,000	-	-		$0.006	12/23/15	-	-	-	-
	15,555,556	-	-		$0.010	04/21/16	-	-	-	-

Option Exercises and Stock Vested Table

None.

Pension Benefits Table

None.

Non-Qualified Deferred Compensation Table

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)

Mark L. Kay	-	-	-	5,543	334,985

Mark Corrao	-	-	-	-	277,203

George Waller	-	-	-	5.543	331,654

Ramarao Pemmaraju	-	-	-	5,543	335,216

All Other Compensation Table

None.

Perquisites Table

None.

Director Compensation

Four of our five directors were also executive officers of the Company through June 28, 2010. Three of our five directors were also executive officers of the Company from June 29 through December 31, 2011. In December 2008, the Board of Directors eliminated the position of President. As a result, the Company President is no longer an officer or employee of the Company, but he remains on the Board of Directors. In June 2010, our former Chief Financial Officer resigned and is no longer an employee of the Company, but he remains on the Board of Directors. Our directors did not receive any separate compensation for serving as such during fiscal 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Share Ownership of Certain Beneficial Owners

The following table sets forth certain information as of December 31, 2011, with respect to the shares of common stock beneficially owned by: (i) each director; (ii) each executive officer; (iii) all current executive officers (regardless of salary and bonus level) and directors as a group; and (iv) each person or entity known by us to beneficially own more than 5% of our outstanding common stock. The address for each director and executive officer is 1090 King Georges Post Road, Suite 603, Edison, New Jersey 08837. The addresses of the remaining beneficial owner follows: DMBM, Inc., 16 Anne Marie Drive, Saint James, NY 11780. Unless otherwise indicated, the shareholders listed in the table below have sole voting and investment powers with respect to the shares indicated:

This table is based upon information obtained from our stock records.

NAME OF BENEFICIAL OWNER	AMOUNT OF OWNERSHIP(1)	PERCENTAGE OF CLASS(2)

Mark L. Kay	30,594,570 (3)	12.15%
Mark Corrao	990,961 (4)	0.45%
Robert Denn	160,280 (5),(7)	0.07%
Ramarao Pemmaraju	41,879,108 (6),(7)	15.93%
George Waller	30,511,705 (8),(9)	12.12%
All directors and executive officers as a group (5 persons)	104,136,624 (10)	32.06%
NetLabs.com, Inc.	874,000 (11),(12)	0.39%
DMBM, Inc.	48,746,246 (13)	19.01%

(1)

A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof.

(2)

Based on 221,388,354 shares of common stock outstanding as of December 31, 2011; also including 30,900 shares of common stock available to beneficial owners upon the conversion of certain convertible loans, 104,157,936 shares of common stock underlying options and 35,035,120 shares of common stock underlying common stock purchase warrants.

(3)

Includes 27,733 shares of common stock available upon the conversion of certain convertible loans valued at $10.00 per share for   $240,000 of convertibles and $7.50 per share for $28,000 of convertibles, 727,908 shares of common stock underlying vested three-year options valued from $0.02 to $0.08 per share, 29,555,556 shares of common stock underlying vested five-year options valued from $0.0025 to $0.01 per share, 173,556 shares of common stock underlying vested ten-year options valued from $0.08 to $0.375 per share and 33,980 shares of common stock underlying common stock purchase warrants, consisting of 5,180 ten-year common stock purchase warrants exercisable at $10.00, 20,000 five-year common stock purchase warrants exercisable at $1.20, 8,800 five-year common stock purchase warrants exercisable at $0.50.

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

(6)

Includes 3,167 shares of common stock available upon the conversion of certain convertible loans valued at $10.00 per share for $25,000 of convertibles and $7.50 per share for $5,000 of convertibles, 1,190,700 shares of common stock underlying vested three-year options valued from $0.02 to $0.08 per share, 40,138,889 shares of common stock underlying vested five-year options valued from $0.0025 to $0.01 per share, 219,605 shares of common stock underlying vested ten-year options valued from $0.08 to $0.20 per share and 300 shares of common stock underlying ten-year common stock purchase warrants exercisable at $10.00. Of the total shares, 390,840 shares, consisting of 3,167 shares of common stock available upon the conversion of certain convertible loans valued at $10.00 per share for $25,000 of convertibles and $7.50 per share for $5,000 of convertibles, 462,792 shares of common stock underlying vested three-year options valued from $0.02 to $0.08 per share, 10,583,333 shares of common stock underlying vested five-year options valued from $0.0025 to $0.01 per share, 87,373 shares of common stock underlying vested ten-year options valued from $0.08 to $0.20 per share and 300 shares of common stock underlying ten-year common stock purchase warrants exercisable at $10.00, are in the name of Sunita Pemmaraju who is a family member of Ramarao Pemmaraju.

(7)

Excludes shares owned by NetLabs.com, Inc. which is controlled by Robert Denn and Ramarao Pemmaraju.

(8)

Shares are listed in the name of Katherine LaRosa who is a family member of George Waller.

(9)

Includes 727,908 shares of common stock underlying vested three-year options valued from $0.02 to $0.08 per share, 29,555,556 shares of common stock underlying vested five-year options valued from $0.0025 to $0.01 per share and 115,886 shares of common stock underlying vested ten-year options valued from $0.08 to $0.20 per share.

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

(13)

 Includes 15,000,000 shares of common stock underlying two-year common stock purchase warrants exercisable at $0.02, 10,000,000 shares of common stock underlying two-year common stock purchase warrants exercisable at $0.03 and 10,000,000 shares of common stock underlying two-year common stock purchase warrants exercisable at $0.04.

DESCRIPTION OF SECURITIES

Equity Incentive Plan Information

The following table sets forth as of December 31, 2011, the total number of shares of our common stock which may be issued upon the exercise of outstanding stock options and other rights under compensation plans approved by the shareholders, and under compensation plans not approved by the shareholders. The table also sets forth the weighted average purchase price per share of the shares subject to those options, and the number of shares available for future issuance under those plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	140,027,309		$0.014	59,972,691
Equity compensation plans not approved by security holders	N/A	$	N/A	N/A
Total	140,027,309		0.014	59,972,691

Options for 140,027,309 shares have been granted under StrikeForce’s 2004 Equity Incentive Plan which was approved by unanimous consent of the Board of Directors.  The option shares were granted at various times from May 2003 through December 2011 and are exercisable at a range of $0.0025 to $10.00 per share. In August 2008, twelve employees voluntarily surrendered for cancellation 1,111,791 options to purchase common stock. Such surrender did not require any accounting recognition by the Company.

General

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

In February 2011, an increase of the authorized shares of our common stock from one hundred million (100,000,000) to five hundred million (500,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to our Certificate of Incorporation with the Wyoming Secretary of State.

Preferred Stock

On October 21, 2010, we amended our Articles of Incorporation in New Jersey to authorize 10,000,000 shares of preferred stock, par value $0.10. The designations, rights, and preferences of such preferred stock are to be determined by the Board of Directors. On November 15, 2010, we changed our domicile from the state of New Jersey to the state of Wyoming.

In addition to the 10,000,000 shares of preferred stock authorized, on January 10, 2011, 100 shares of preferred stock were designated as Series A Preferred Stock and 100,000,000 shares were designated as Series B Preferred Stock. The bylaws under the Wyoming Incorporation were amended to reflect the rights and preferences of each additional new designation.

The Series A Preferred Stock collectively has voting rights equal to eighty percent of the total current issued and outstanding shares of common stock. If at least one share of Series A Preferred Stock is outstanding, the aggregate shares of Series A Preferred Stock shall have voting rights equal to the number of shares of common stock equal to four times the sum of the total number of shares of common stock issued and outstanding, plus the number of shares of Series B Preferred Stock (or other designated preferred stock) which are issued and outstanding.

The Series B Preferred Stock shall have preferential liquidation rights in the event of any liquidation, dissolution or winding up of the Company, such liquidation rights to be paid from the our assets not delegated to parties with greater priority at $1.00 per share or, in the event an aggregate subscription by a single subscriber of the Series B Preferred Stock is greater than $100,000,000, $0.997 per share. The Series B Preferred Stock shall be convertible to a number of shares of common stock equal to the price of the Series B Preferred Stock divided by the par value of the Series B Preferred Stock. The option to convert the shares of Series B Preferred Stock may not be exercised until three months following the issuance of the Series B Preferred Stock to the recipient shareholder. The Series B Preferred Stock shall have ten votes on matters presented to our shareholders for one share of Series B Preferred Stock held. The initial price of the Series B Preferred Stock shall be $2.50, (subject to adjustment by our Board of Directors) until such time, if ever, the Series B Preferred Stock are listed on a secondary and/or public exchange.  As of December 31, 2011, no shares of Series B Preferred Stock have been issued.

In February 2011, we issued three shares of non-convertible Series A preferred stock valued at $329,000 per share, or $987,000 in aggregate, for voting purposes only, to the three members of our management team at one share each. The issued and outstanding shares of the Series A preferred stock have voting rights equal to eighty percent of the total issued and outstanding shares of our common stock. This effectively provided them, upon retention of their Series A Preferred Stock, voting control on matters presented to our shareholders.

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

RELATED PARTY CONVERTIBLE NOTES

Mark L. Kay, our Chief Executive Officer, loaned us an aggregate of $568,000 during 2004, 2005 and 2006, memorialized in the form of convertible loans. As of December 31, 2011 an aggregate amount of $268,000 remained outstanding. The details of these convertible notes are as follows:

In January 2004, we issued a principal amount $60,000 convertible note with common stock purchase warrants to purchase 600 shares of common stock to Mr. Kay, our CEO. The note payable had a maturity date of December 31, 2004 and a variable interest rate payable equal to Mr. Kay’s private account monthly lending rate. The conversion feature allows Mr. Mr. Kay to convert the note into shares of our common stock at $10.00 per share. In November 2004, to reflect the current issue price of the stock, the conversion price was amended to $7.20. Mr. Kay, at his election, converted this note to stock on December 1, 2004 and received 8,333 shares of our common stock. The warrant exercise period ends in January 2014.

In February 2004, we issued a principal amount $60,000 convertible note with common stock purchase warrants to purchase 600 shares of common stock to Mr. Kay, our CEO. The note payable had a maturity date of September 30, 2005 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Kay to convert the note into shares of our common stock at $10.00 per share. The warrant exercise period ends February 2014. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to April 30, 2012.

In June 2004, we issued a principal amount $50,000 convertible note to Mr. Kay, our CEO. The note payable had a maturity date of December 31, 2005 and an amended fixed interest rate of 8%. The conversion feature allows to convert the note into shares of our common stock at $10.00 per share. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to April 30, 2012.

In September 2004, we issued a principal amount $30,000 convertible note with common stock purchase warrants to purchase 300 shares of common stock to Mr. Kay, our CEO. The note had a maturity date of December 31, 2005 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Kay to convert the note into shares of our common stock at $10.00 per share. The warrant exercise period ends in September 2014. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to April 30, 2012.

In August 2005, we issued a principal amount $90,000 convertible note with common stock purchase warrants to purchase 900 shares of common stock to Mr. Kay, our CEO. The note payable had a maturity date of December 31, 2005 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Kay to convert the note into shares of our common stock at $10.00 per share. The warrant exercise period ends August 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to April 30, 2012.

In January 2006, we issued a principal amount $10,000 convertible note with common stock purchase warrants to purchase 100 shares of common stock to Mr. Kay, our CEO. The note payable had a maturity date of December 31, 2006 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Kay to convert the note into shares of our common stock at $10.00 per share. The warrant exercise period ends January 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to April 30, 2012.

In February 2006, we issued a principal amount $28,000 convertible note with common stock purchase warrants to purchase 280 shares of common stock to Mr. Kay, our CEO. The note payable had a maturity date of December 31, 2006 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Kay to convert the note into shares of our common stock at $7.50 per share. The warrant exercise period ends February 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to April 30, 2012.

For the seven months ended July 31, 2006, the variable interest rate of the six outstanding notes ranged between 8.625% and 11.000% per annum. In September 2006, the interest rate of the six open notes was revised to a fixed rate of 8%, effective August 1, 2006.

In November 2003, we issued a principal amount $50,000 convertible note with common stock purchase warrants to purchase 500 shares of common stock to Mr. Michael Brenner, one of our Vice Presidents. The note payable had a maturity date of December 31, 2004 and an interest rate of prime plus two percent. The conversion feature allows Mr. Michael Brenner to convert the note into shares of our common stock at $10.00 per share. In November 2004, the maturity date of the convertible note was extended to June 30, 2005. In December 2004, we amended the conversion price on the convertible note to $.72 per share. The warrant exercise period ends November 2013. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been further extended to September 30, 2010. We are pursuing an extension.

In January 2004, we issued a principal amount $15,000 convertible note with common stock purchase warrants to purchase 150 shares of common stock to Mr. Michael Brenner, one of our Vice Presidents. The note payable had a maturity date of December 31, 2004 and an interest rate of prime plus four percent. The conversion feature allows Mr. Michael Brenner to convert the note into shares of our common stock at $10.00 per share. In November 2004, the maturity date of the convertible note was extended to June 30, 2005. In December 2004, we amended the conversion price on the convertible note to $7.20 per share. The warrant exercise period ends January 2014. In December 2004, Mr. Michael Brenner elected to convert half of the principal amount, $7,500, into common stock at a conversion price of $7.20 and received 1,0,42 shares of our common stock. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been further extended to September 30, 2010. We are pursuing an extension.

In November 2004, we issued in principal amounts, an aggregated total of $50,000 convertible promissory notes to three relatives of Mr. David Morris, our former Vice President of Sales. The three notes payable have a maturity date of April 30, 2006 and bear interest at prime plus two  percent. Interest is due and payable at the maturity date, unless converted in full. The conversion feature allows the holder to convert into shares of our common stock at $10.00 per share. The notes were repaid, from May 2006 through September 2006, in accordance with their terms.

In August, September and December 2005 and March 2006, the Company executed 8% convertible promissory notes in the amounts of $10,000, $5,000, $10,000 and $5,000 with one of its Software Developers and a relative of the Chief Technology Officer. The principal due hereunder shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of December 31, 2005, for the 2005 notes, and December 31, 2006, for the 2006 note, or later if agreed upon by the individual and the Company.  In December 2005, the maturity dates of the 2005 notes were extended to March 31, 2006. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity dates of all of the notes have since been extended to June 30, 2010. We are pursuing extensions.

In September 2005, the Company executed an 8% convertible promissory note in the amount of $5,000 with a relative of the Chief Financial Officer. The Principal due hereunder shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of December 31, 2005 or later if agreed upon by the individual and the Company. In December 2005, the maturity dates of the notes were extended to March 31, 2006. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been further extended to June 30, 2010. We are pursuing an extension.

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

At December 31, 2011 and 2010, accrued interest due for the convertible notes – related parties was $245,652 and $201,040, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for convertible notes payable – related parties for the years ended December 31, 2011 and 2010 was $44,612 and $41,461, respectively.

RELATED PARTY PROMISSORY NOTES

At December 31, 2011, the Company had executed twenty notes payable with its CEO that have an aggregate open balance of $722,638:

•

Three of the notes, aggregating $189,000, had maturity dates of December 31, 2005 with interest at a per annum rate equal to the CEO’s private account monthly lending rate.  In December 2005, the maturity dates of the notes were extended to March 31, 2006.  In September 2006, the maturity dates of the notes were extended to March 31, 2007 and the interest rate was revised to a fixed rate of 8%, effective August 1, 2006. The maturity dates of the notes have since been extended to April 30, 2012.

•

Two of the notes, aggregating $160,000 have maturity dates of May 13, 2006 for the $150,000 note and September 30, 2006 for the $10,000 note.  Both notes bear interest at a rate equal to 8% per annum.  In September 2006, the maturity dates of the notes were extended to March 31, 2007. The maturity dates of the notes have since been extended to April 30, 2012.

•

Three of the notes, in the amounts of $7,000, $5,000 and $150,000, were executed in April 2006 and bear interest at a per annum rate equal to the CEO’s private account monthly lending rate.  The $7,000 note was repaid in April 2006.  The $5,000 note has a maturity date of September 30, 2006.  The $150,000 note has a maturity date of June 30, 2006.  In September 2006, the maturity dates of the notes were extended to March 31, 2007 and the interest rate was revised to a fixed rate of 8%, effective August 1, 2006. The maturity dates of the notes have since been extended to April 30, 2012.

•

One of the notes, in the amount of $100,000, was executed in May 2006 and bears interest at a rate equal to 9% per annum with a maturity date of July 31, 2006.  In September 2006, the maturity date of the $100,000 note was extended to March 31, 2007. The maturity date of the note has since been extended to April 30, 2012.

•

One of the notes, in the amount of $22,000, was executed in February 2007 and bears interest at a rate equal to 8% per annum with a maturity date of July 31, 2007.  In September 2006, the maturity date of the $22,000 note was extended to March 31, 2007. The maturity date of the note has since been extended to April 30, 2012.

•

One of the notes, in the amount of $30,000, was executed in July 2008 and bears interest at a rate equal to 4% per annum with a maturity date of September 30, 2008. The note was repaid in July 2008.

•

One of the notes, in the amount of $4,120, was executed in February 2010 and was non-interest bearing with a maturity date of March 19, 2010. The note was repaid in March 2010.

•

One of the notes, in the amount of $50,000, was executed in March 2010 and bears interest at a rate equal to 10% per annum with a maturity date of April 30, 2010. The maturity date of the note has since been extended to April 30, 2012.

•

One of the notes, in the amount of $25,000, was executed in May 2010 and was non-interest bearing with a maturity date of June 30, 2010. The note was repaid in May 2010.

•

One of the notes, in the amount of $2,400, was executed in June 2010 and was non-interest bearing with a maturity date of August 31, 2010. The maturity date of the note has since been extended to April 30, 2012.

•

Four of the notes, in the amounts of $13,500, executed in July 2010, $3,000, executed in August 2010, and $19,000 and $2,800, executed in September 2010, were non-interest bearing and have extended maturity dates of April 30, 2011. Partial repayments of the July 2010 note were made in August 2010 for $3,100, September 2010 for $3,480 and February 2011 for $2,700.

•

One of the notes, in the amount of $20,761, resulted in the assignment of six of the Company’s open receivables invoices to the CEO. The assignment was non-interest bearing and fee free with a due date for repayment of November 20, 2010. Partial repayments of the assignment were made in October 2010 for $4,218 and November 2010 for $4,125. The due date of the assignment has been extended to April 30, 2012.

•

The remaining note, in the amount of $2,800, was executed in March 2011and was non-interest bearing with a maturity date of April 30, 2012.

Interest expense for notes payable - related parties for the years ended December 31, 2011 and 2010 was $56,100 and $56,529, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the audit fees incurred for fiscal year 2011 and 2010:

	2011	2010
Audit fees (1)	$49,500	$49,500
Audit related fees (2)	-	-
Tax fees (3)	-	-
Total	$49,500	$49,500

(1)

Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firm in connection with engagements for those years and services that are normally provided by our independent registered public accounting firm in connection with statutory audits and SEC regulatory filings or engagements.

(2)

Audit-Related Fees – This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

(3)

Tax Fees – This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited consolidated financial  statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2011 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's consolidated financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for its 2011 fiscal year for filing with the SEC.

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

STRIKEFORCE TECHNOLOGIES, INC.

Dated: April 16, 2012	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: April 16, 2012	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark L. Kay	Director	April 16, 2012
Name: Mark L. Kay

/s/ Mark Joseph Corrao	Director	April 16, 2012
Name: Mark Joseph Corrao

/s/ Ramarao Pemmaraju	Director	April 16, 2012
Name: Ramarao Pemmaraju

/s/ George Waller	Director	April 16, 2012
Name: George Waller

/s/ Robert Denn	Director	April 16, 2012
Name: Robert Denn