Form 10-Q
period 2012-03-31
StrikeForce Technologies Inc.
filed 2012-05-21
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X .   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

       .   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from   to

STRIKEFORCE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its Charter)

WYOMING	333-122113	22-3827597
(State or other jurisdiction of	(Commission file number)	(I.R.S. Employer Identification No.)
incorporation or organization)

1090 King Georges Post Road, Suite 603

Edison, NJ  08837

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 18, 2012
Common stock, $0.0001 par value	251,731,113

Indicate the number of shares outstanding of each of the issuer’s classes of preferred stock, as of the latest practicable date.

Class A	Outstanding at May 18, 2012
Preferred stock, no par value	3

Transitional Small Business Disclosure Format Yes      . No  X .

Documents Incorporated By Reference

None

STRIKEFORCE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2012 and 2011

TABLE OF CONTENTS

		Page Number
PART I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (unaudited)	4
	Condensed Balance Sheets	4
	Condensed Statements of Operations	5
	Condensed Statement of Stockholders’ Deficit	6
	Condensed Statements of Cash Flows	7
	Notes to Condensed Financial Statements	8
Item 2.	Management Discussion & Analysis of Financial Condition and Results of Operations	31
Item 3	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37

PART II - OTHER INFORMATION

Item1.	Legal Proceedings	38
Item1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5	Other information	40
Item 6.	Exhibits	40
		43
CERTIFICATIONS
Exhibit 31 – Management certification
Exhibit 32 – Sarbanes-Oxley Act

PART I

ITEM 1.  FINANCIAL STATEMENTS AND NOTES TO INTERIM FINANCIAL STATEMENTS

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2012	December 31, 2011

ASSETS

Current Assets:
Cash	$85,356	$-
Accounts receivable	163,670	75,323
Prepayments and other current assets	13,889	12,421
Total current assets	262,915	87,744

Property and equipment, net	7,146	6,838
Patents, net	4,265	4,329
Security deposit	8,684	8,684
Total Assets	$283,010	$107,595

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Cash overdraft	$-	$4,520

Current maturities of convertible notes payable, net of discount of $275,501and $85,511, respectively	1,188,766	1,105,001
Convertible notes payable - related parties	360,500	409,255
Current maturities of notes payable, net of discount of $10,865 and $14,915, respectively	2,321,978	2,391,849
Notes payable - related parties	722,638	722,638
Accounts payable	895,723	943,642
Accrued expenses	3,631,196	3,542,099
Derivative liabilities	494,231	334,605
Convertible secured notes payable	542,588	542,588
Capital leases payable	5,532	5,532
Payroll taxes payable	53,901	53,901
Due to factor	209,192	209,192
Total current liabilities	10,426,245	10,264,822

Common stock to be issued	-	25,000
Convertible notes payable, net of current maturities	30,000	30,000
Notes payable, net of current maturities	50,000	50,000
Total Liabilities	10,506,245	10,369,822

Commitments and contingencies

Stockholders' Deficit

Series A Preferred stock, no par value; 100 shares authorized;3 and 3 shares issued and outstanding, respectively	987,000	987,000
Series B Preferred stock at $0.10 par value; 100,000,000 shares authorized; none issued or outstanding	-	-
Preferred stock series not designated, at $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 244,194,973 and 221,388,354 shares issued and outstanding, respectively	24,419	22,139
Additional paid-in capital	17,584,368	17,249,713
Accumulated deficit	(28,819,022)	(28,521,079)
Total Stockholders' Deficit	(10,223,235)	(10,262,227)
Total Liabilities and Stockholders' Deficit	$283,010	$107,595

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months
	Ended
	March 31, 2012	March 31, 2011

Revenues	$184,654	$100,805

Cost of sales	2,986	8,088

Gross profit	181,668	92,717

Operating expenses:
Compensation	88,984	1,240,214
Professional fees	173,758	375,247
Selling, general and administrative expenses	74,697	119,541
Research and development	84,500	83,200
Total operating expenses	421,939	1,818,202

Loss from operations	(240,271)	(1,725,485)

Other (income) expense:
Interest and financing expense	124,619	126,572
Change in fair value of derivative liabilities	(66,947)	81,041
Forgiveness of debt	-	(3,460)
Total other expense	57,672	204,153

Net loss	$(297,943)	$(1,929,638)

Net loss per common share - basic and diluted	$(0.001)	$(0.02)

Weighted average common shares outstanding - basic and diluted
	235,173,740	96,759,440

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE INTERIM PERIOD ENDED MARCH 31, 2012
(Unaudited)

	Series A Preferred stock, no par value		Common stock at $0.0001 par value		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2011	3	$987,000	221,388,354	$22,139	$17,249,713	$(28,521,079)	$(10,262,227)

Sale of shares of common stock including warrants	-	-	11,580,639	1,158	146,692	-	147,850

Issuance of shares of common stock for consulting services	-	-	2,869,706	287	49,326	-	49,613

Issuance of shares of common stock for settlement and transfer of debt	-	-	8,356,274	835	130,597	-	131,432

Issuance of warrants for consulting services	-	-	-	-	8,040	-	8,040

Net loss	-	-	-	-	-	(297,943)	(297,943)

Balance at March 31, 2012	3	$987,000	244,194,973	$24,419	$17,584,368	$(28,819,022)	$(10,223,235)

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011

Cash flows from operating activities:
Net loss	$(297,943)	$(1,929,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	948	921
Forgiveness of debt	-	(3,460)
Amortization of discount on notes payable	(213,090)	17,342
Change in fair value of derivative financial instruments	159,626	81,041
Issuance of preferred stock for employee services	-	987,000
Issuance of stock options for employee and non-employee services	-	187,875
Issuance of common stock and warrants for consulting services	57,653	328,627
Changes in operating assets and liabilities:
Accounts receivable	(88,347)	(48,326)
Prepaid expenses	(1,468)	(176)
Accounts payable	(20,919)	(22,513)
Accrued expenses	123,530	182,133
Common stock to be issued	(25,000)	-
Net cash used in operating activities	(305,010)	(219,174)

Cash flows from investing activities:
Purchases of property and equipment	(1,192)	-
Net cash used in investing activities	(1,192)	-

Cash flows from financing activities:
Bank overdraft	(4,520)	-
Proceeds from sale of common stock	175,000	-
Sale of warrants for cash	-	189,562
Repayment of notes payable	(3,922)	(7,719)
Proceeds from convertible notes payable	225,000	-
Proceeds from notes payable - related parties	-	2,800
Repayment of notes payable - related parties	-	(6,600)
Net cash provided by financing activities	391,558	178,043

Net change in cash	85,356	(41,131)

Cash at beginning of the year	-	45,925

Cash at end of the period	$85,356	$4,794

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable into common stock	$-	$173,693
Issuance of common stock in settlement of debt	$131,433	$-

Strikeforce Technologies, Inc.

March 31, 2012 And 2011

Notes to the Condensed Financial Statements

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation-Unaudited Interim Financial Information

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included.  Interim results are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2011 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the United States Securities and Exchange Commission (“SEC”) on April 16, 2012.

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

The Company’s notes payable, convertible notes payable, convertible secured notes payable, and capital leases payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2012 and 2011.

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

From time to time, the Company transfers the liability under the indenture instrument to a third party in certain circumstances.

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for share-based employee compensation plans under the fair value recognition and measurement provisions of GAAP. Those provisions require all share-based payments to employees, including grants of stock options, to be measured based on the grant-date fair value of the awards, with the resulting expense generally recognized in statements of income over the period during which the employee is required to perform service in exchange for the award.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model.

The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments.

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

The Company may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction is recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount is not  reversed if a stock option that the counterparty has the right to exercise expires unexercised.

 If the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, in such cases, there is no recognition at the measurement date and no entry is recorded.

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

For interim periods, the income tax provision (benefit) is based on the estimated annual effective tax rate.  Due to losses sustained, the applicable estimated tax rate is zero in each period.

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

Net Loss per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants.

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net loss per common share calculation for the interim periods ended March 31, 2012 and 2011 as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Interim Period Ended March 31, 2012	For the Interim Period Ended March 31, 2011
Warrants issued in connection with debentures	$3,392,517	$1,925,267

Warrants sold for cash	223,150,000	133,050,000

Warrants issued in consideration of services provided	13,525,950	5,243,200

Warrants issued in connection with the sale of common stock	7,290,320	-

Sub-total - Warrants	247,358,787	140,218,467

Options issued from 5/20/03 to 4/21/11 to employees to purchase common shares exercisable at $0.0025 to $10.00 per share expiring 3 years to 10 years from the date of issuance	140,027,309	70,027,309

Options issued from 12/2/04 to 12/23/10 to consultants to purchase common shares exercisable at $0.006 to $9.00 per share expiring 5 years to 10 years from the date of issuance	2,761,889	2,761,889

Sub-total - Options	142,789,198	72,789,198

Shares of common stock issuable under the conversion feature of convertible notes payable	51,210,803	59,493,541
Total potentially outstanding dilutive common shares	$441,358,788	$272,501,206

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

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $10,163,330 and $10,177,078 and deficits in stockholders’ equity of $10,223,235 and $10,262,227 at March 31, 2012 and December 31, 2011, respectively, and net losses of $297,943 and $1,929,638 and net cash used in operating activities of $305,010 and $219,174 for each of the interim periods then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Convertible Notes Payable

Convertible notes payable at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
(1) Convertible note bearing interest at 8% per annum, originally scheduled to mature on March 28, 2008, with a conversion price of $9.00 per share. As of March 31, 2012, the Company has not received a response from the note holder regarding a settlement agreement.	$235,000	$235,000
(2) Convertible notes bearing interest at 8% per annum with a conversion price of $9.00 per share which was originally scheduled to mature on December 31, 2010. As of March 31, 2012, the Company has not received a response from the note holder regarding a settlement agreement.	50,000	50,000
(3) Convertible note bearing interest at 9% per annum with a conversion price of $1.40 per share which was originally scheduled to mature on December 9, 2010. As of March 31, 2012, the Company has not received a response from the note holder regarding a settlement agreement.	200,000	200,000
(4) Convertible note bearing interest at 9% per with a conversion price of $0.80 per share which was originally scheduled to mature on December 31, 2010. As of March 31, 2012, the Company has not received a response from the note holder regarding a settlement agreement.	150,000	150,000
(5) Convertible note executed in May 2007 bearing interest at 9% per annum with a conversion price of $0.35 per share which was originally scheduled to mature December 31, 2010. As of March 31, 2012, the Company has not received a response from the note holder regarding a settlement agreement.	100,000	100,000
(6) Convertible notes executed in June 2007 bearing interest at 8% per annum which was originally scheduled to mature on December 29, 2010. As of March 31, 2012, the Company has not received a response from the note holder regarding a settlement agreement.	100,000	100,000
(7) Convertible note executed in July 2007 bearing interest at 8% per annum which was originally scheduled to mature on January 2, 2011. As of March 31, 2012, the Company has not received a response from the note holder regarding a settlement agreement.	100,000	100,000
(8) Convertible notes executed in August 2007 bearing interest at 9% per annum which was originally scheduled to mature on August 9, 2010. The Company is pursuing extensions.	120,000	120,000
(9) Convertible notes executed in December 2009 bearing interest at 9% per annum maturing on December 1, 2012, with a conversion price of $0.105 per share. The Company issued 200,000 warrants with an exercise price of $0.10 per share and an expiration date of December 1, 2012.	50,000	50,000
(10) Convertible note bearing interest at 8% per annum, maturing on March 31, 2015.	30,000	30,000
(11) Convertible notes, bearing compound interest at 8% per annum, which were originally scheduled to mature on June 30, 2010, with a conversion price of $10.00 per share. Per the terms of a debt purchasing agreement formalized with a consultant in September 2011, the Company sold one of the notes, in the amount of $10,000, including accrued interest, to the consultant in October 2011 (see Note 11). The Company is pursuing extensions.	48,755	48,755
(12) Four convertible notes bearing interest at 4% per annum, maturing on December 5, 2012, January 3, 2013, January 31, 2013 and March 2, 2013 (see Note 10).	300,000	75,000
(13) Convertible non-interest bearing note, with a conversion price of $9.00 per share which matured June 2006 and an 18% convertible note which matured November 2008 with a conversion price of $0.50 per share and 6,667 shares of the Company’s common stock.	10,512	10,512
	1,494,267	1,269,267
Long term portion	(30,000)	(30,000)
	1,464,267	1,239,267
Discount on convertible notes payable	(275,501)	(85,511)
Current maturities, net of discount	$1,188,766	$1,153,756

Interest expense for the convertible notes payable for the interim period ended March 31, 2012 and 2011 was $28,001 and $24,074, respectively.

Note 5 - Convertible Notes Payable – Related Parties

Convertible notes payable – related parties at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
(1) Convertible note with the VP of Technology bearing interest at the prime rate plus 2% per annum with a conversion price of $10.00 per share, which was originally scheduled to mature on September 30, 2010. The Company issued 500 warrants with an exercise price of $10.00 per share. In April 2012, the note was extended to December 31, 2012.	$50,000	$50,000
(2) Convertible note with the VP of Technology bearing interest at the prime rate plus 4% per annum with a conversion price of $10.00 per share, which matured on September 30, 2010. In April 2012, the note was extended to December 31, 2012.	7,500	7,500
(3) Convertible notes with the CEO bearing interest at 8% per annum with a conversion price of $10.00 per share, which was originally scheduled to mature on April 30, 2011. The Company issued 1,800 warrants with an exercise price of $10.00 per share and expiration dates of February 4, 2014, September 7, 2014 and August 16, 2015. In April 2012, the notes were extended to December 31, 2012.	230,000	230,000
(4) Convertible notes with an employee bearing interest at 8% per annum with a conversion price of $10.00 per share, which was originally scheduled to mature on June 30, 2010.The Company issued 150 warrants with an exercise price of $10.00 per share and expiration dates of August 26, 2015 and September 29, 2015. In April 2012, the notes were extended to December 31, 2012.	15,000	15,000
(5) Convertible note with a relative of a director bearing interest at 8% per annum with a conversion price of $10.00 per share, which matured on June 30, 2010. The Company issued 50 warrants with an exercise price of $10.00 per share and an expiration date of December 7, 2015. In April 2012, the note was extended to December 31, 2012.	5,000	5,000
(6) Convertible note with an employee bearing interest at 8% per annum with a conversion price of $10.00 per share, which matured on June 30, 2010. The Company issued 100 warrants with an exercise price of $10.00 per share and an expiration date of December 6, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. In April 2012, the note was extended to December 31, 2012.	10,000	10,000
(7) Convertible notes with the CEO bearing compound interest at 8% per annum with a conversion price of $10.00 per share, which was originally scheduled to mature on April 30, 2011. The Company issued 380 warrants with an exercise price of $10.00 per share and expiration dates of January 18, 2016 and February 28, 2016. In April 2012, the notes were extended to December 31, 2012.	38,000	38,000
(8) Convertible note with an employee bearing compound interest at 8% per annum with a conversion price of $7.50 per share, which was originally scheduled to mature on June 30, 2010. The Company issued 50 warrants with an exercise price of $10.00 per share and an expiration date of March 6, 2016. In April 2012, the note was extended to December 31, 2012.	5,000	5,000
	$360,500	$360,500

At March 31, 2012 and December 31, 2011, accrued interest due for the convertible notes – related parties was $211,306 and $201,811, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for convertible notes payable – related parties for the interim period ended March 31, 2012 and 2011 was $9,495 and $10,727, respectively.

Note 6 - Notes Payable

Notes payable at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011

(1) Seventy units, with each unit consisting of a 10% promissory note of $25,000, maturing from 1/22/11 to 12/18/11 and with a 10% discount rate, and 82,000 non-dilutable (for one year) restricted shares of the Company’s common stock, at market price. Per the terms of a debt purchasing agreement formalized with a consultant in September 2011, the Company sold notes for $50,000 in July 2011 and $25,000 in August 2011, including accrued interest, to the consultant (see Notes 10 and 11). Per the terms of a settlement agreement that the Company executed with the estate of a deceased note holder in November 2011, the Company settled a $25,000, note for restricted shares of its common stock, in December 2011, issued to  two beneficiaries of the estate (see Note 10 and 11). The Company is pursuing extensions on the remaining notes.

	$1,650,000	$1,650,000
(2) Promissory note bearing interest at 10% per annum, maturing on January 23, 2012, with a total of 738,000 shares of common stock (see Note 11). The Company is pursuing an extension.	225,000	225,000
(3) Two units with each unit consisting of a 10% promissory note of $25,000, maturing on April 20, 2012, and 50,000 restricted shares of the Company’s common stock, at market price. The 100,000 shares were issued in June 2009 (see Note 11).	50,000	50,000
(4) 10% promissory notes of $50,000 and 82,000 shares of the Company’s common stock, valued at market price, for a total of 164,000 shares of common stock, issued in November 2009 (see Note 11).	50,000	50,000
(5) One unit consisting of a 10% promissory note of $25,000, maturing on June 8, 2012, and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in June 2009 (see Note 11).	25,000	25,000
(6) Three units with each unit consisting of a 10% promissory note of $25,000, maturing on June 25, 2012, and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 150,000 shares of common stock. The shares were issued in August 2009 (see Note 11).	75,000	75,000
(7) 1.4 units with each unit consisting of a 10% promissory note of $25,000, maturing on July 14, 2012 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 70,000 shares of common stock. The shares were issued in August 2009 (see Note 11).	35,000	35,000
(8) One unit consisting of a 10% promissory note of $25,000, maturing on August 18, 2012 and 75,000 restricted shares of the Company’s common stock, at market price (see Note 11).	25,000	25,000
(9) Two units with each unit consisting of a 10% promissory note of $25,000, maturing on September 2, 2012 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The April 2009 agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company also applies to this note. For the three months ended March 31, 2012 and 2011, sales proceeds of $3,922 and $0, respectively, were applied to the note balance (see Notes 10 and 11).	41,593	45,514
(10) Promissory note executed in October 2009 for $50,000, maturing on October 20, 2012. Per the terms of the promissory note, the Company sold 3/4 unit with each unit consisting of a 10% promissory note of $25,000 and 133,333 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock (see Note 11).	18,750	18,750
(11) Promissory note executed in April 2010 for $80,000, bearing interest at 10% per annum, which matured on July 23, 2010, and 500,000 restricted shares of the Company’s common stock, at market price (see Note 11). In May 2011, the Company made a partial payment of $10,000. Per the terms of a settlement agreement that the Company executed with the note holder in January 2012, the Company settled the note, including accrued interest, for unrestricted shares of its common stock (see Note 11).	-	70,000
(12) Promissory note executed in May 2010 for $50,000, bearing interest at 10% per annum, maturing on May 21, 2013, and 200,000 restricted shares of the Company’s common stock, at market price. The April 2009 agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company also applies to this note. For the three months ended March 31, 2012 and 2011, no sales proceeds were applied to the note balance (see Notes 10 and 11).	50,000	50,000
(13) Promissory notes executed in July 2011 bearing interest at 10% per annum, maturing on December 31, 2011. The Company issued 1,000,000 warrants with an exercise price of $0.50 per share and an expiration date of July 15, 2014. The fair value of the warrants issued was $26,200, all of which was expensed in 2011 as interest expense. The Company is pursuing extensions.	87,500	87,500
(14) Promissory note executed in August 2011 bearing interest at 10% per annum, maturing on December 31, 2011. The Company is pursuing an extension.	50,000	50,000
	2,382,843	2,456,764
Long term portion	(50,000)	(50,000)
	2,332,843	2,406,764
Discount on notes payable	(10,865)	(14,915)
Current maturities, net of discount	$2,321,978	$2,391,849

Interest expense for notes payable for the three months ended March 31, 2012 and 2011 was $59,634 and $60,574, respectively.

The total long term portion of all funded debt is due as follows: 2013-$50,000; 2015-$30,000.

Note 7 - Notes Payable – Related Parties

Notes payable – related parties at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
(1) Promissory notes executed with the CEO bearing interest at an amended rate of 8% per annum which matured on April 30, 2011. In April 2012, the notes were extended to December 31, 2012.	$504,000	$504,000
(2) Promissory note executed with the CEO bearing interest at 9% per annum which matured on April 30, 2011. The Company issued 20,000 warrants with an exercise price of $1.30 per share and an expiration date of May 25, 2011. The fair value of the warrants issued was $24,300. In April 2012, the note was extended to December 31, 2012.	100,000	100,000
(3) Promissory note with the CEO bearing interest at 8% per annum which matured on April 30, 2011. The Company issued 8,800 warrants with an exercise price of $0.50 per share and an expiration date of February 21, 2012. The fair value of the warrants issued was $3,758. In April 2012, the note was extended to December 31, 2012.	22,000	22,000
(4) Two 10% promissory notes, with the CEO, of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares, which matured on April 30, 2011. In April 2012, the note was extended to December 31, 2012.	50,000	50,000
(5) Promissory notes with the CEO, non-interest bearing, which matured on April 30, 2011. Partial payments of $6,580 were made against the notes in August and September 2010 and $2,700 in February 2011. In April 2012, the notes were extended to December 31, 2012.	31,420	34,120
(6) In October 2010, the Company assigned the proceeds of six open receivables invoices, totaling $20,761, to its CEO. The assignment was non-interest bearing and fee free with a due date of November 20, 2010. Partial repayments were made in October 2010 for $4,218 and November 2010 for $4,125. In April 2012, the note was extended to December 31, 2012 (see Note 10).	12,418	12,418
(7) Promissory note executed in March 2011 with the CEO, non-interest bearing, which matured on April 1, 2011. In April 2012, the note was extended to December 31, 2012.	2,800	2,800
	$722,638	$722,638

Interest expense for notes payable - related parties for the interim period ended March 31, 2012 and 2011 was $13,982 and $13,848, respectively.

Note 8 – Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with ASC 815, which requires that all derivative financial instruments be recorded in the balance sheets either as assets or liabilities at fair value.

As of March 31, 2012, the Company’s derivative financial instruments are embedded derivative associated with the Company’s secured and unsecured convertible notes. The Company’s secured convertible debentures issued to YA Global and Highgate in 2005, further assigned to Citco Global (“Citco Global Notes”), and unsecured convertible debentures issued to the investor firm on December 5, 2011, January 3 2012, January 31, 2012 and March 2, 2012(“ICG Notes”), are hybrid instruments, which individually warrant separate accounting as a derivative instrument. The embedded derivative feature has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability", which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the notes, or 12 months. The embedded derivative feature includes the conversion feature within the notes and an early redemption option.  The compound embedded derivatives within the convertible notes have been recorded at fair value at the date of issuance; and are marked-to-market each reporting period with changes in fair value recorded to the Company’s statement of operations as Change in fair value of derivative liabilities.

Valuation of Derivative Financial Instruments

(1)

Valuation Methodology

The Company has utilized a third party valuation consultant to fair value the compound embedded derivatives using a multinomial lattice models that values the derivative liabilities within the convertible notes based on a probability weighted discount cash flow model.

(2)

Valuation Assumptions- Change in Fair Value of Derivative Liability Related to Citco Global Notes

The following assumptions were used for the valuation of the derivative liability related to the Citgo Global Notes:

•

The principal balance of the 2005 Notes as of 3/31/12 is $532,395;

•

The stock price of $0.0175 based market data as of 3/31/12;

•

The projected volatility curve for each valuation period was based on the Company’s historical volatility :

•

An event of default would occur 1% of the time, increasing 0.10% per month to a maximum of 10%;

•

Alternative financing would be initially available to redeem the note 10% of the time and increase monthly by .1% to a maximum of 20%.

•

The monthly trading volume would average $345,172 over a year and would increase at 1% per period; and

•

The Holder would automatically convert the notes at a stock price of $0.13 (the higher of: 2 times the conversion price or 1.5 times the stock price) if the registration was effective and the company was not in default.

As of March 31, 2012, the estimated fair value of derivative liabilities on secured convertible notes of Citco Global was $211,700.

(3)

Valuation Assumptions- Fair Value on Issuance Date for Derivative Liabilities Related to ICG Notes

The following assumptions were used for the valuation of the derivative liability related to the issuance of the ICG Notes:

•

The notes convert with an initial conversion price of 60% of the lowest bid out of the 10 previous days (effective rates of 51.33% as of 12/5/2011; 52.01% as of 1/3/2012; 52.34% as of 1/31/2012; and 50.86% as of 3/2/2012).

•

The projected volatility curve for each valuation period was based on the historical volatility of the company:

	1 year	2 year	3 year	4 year	5 year
12/05/11	271%	461%	582%	832%	875%
12/31/11	271%	461%	582%	832%	875%
1/3/12	325%	484%	738%	840%	877%
1/31/12	302%	475%	707%	838%	877%
3/2/12	273%	466%	669%	835%	877%
3/31/12	248%	462%	639%	834%	876%

•

An event of default would occur 1% of the time, increasing 1.00% per month to a maximum of 10%;

•

The company would redeem (at 115% in the 1st 180 days) the notes projected initially at 0% of the time and increase monthly by 2.0% to a maximum of 10.0% (from alternative financing being available for a Redemption event to occurred); and

•

The Holder would automatically convert the note at the maximum of 2 times the conversion price if the company was not in default. With the target exercise price dropping as maturity approaches.

Based on relevant information available, the estimated fair value for the derivatives as of issuance on the four ICG Notes is as following:

Valuation Date:	12/5/2011	1/3/2012	1/31/2012	3/2/2012
Notional Amount	75,000	75,000	75,000	75,000
Note Balance	75,000	75,000	75,000	75,000
Derivative Value - Notes	73,679	76,421	77,011	73,141

(4)

Valuation Assumptions- Change on Fair Value of Derivative Liabilities Related to ICG Notes

On March 31, 2012, the four existing derivative instruments from ICG were valued.  The following assumptions were used for the valuation of the derivative liability related to the ICG Notes:

•

The notes face amount as of 3/31/12 is $300,000 with an initial conversion price of 60% of the lowest bid out of the 10 previous days (effective rates of 51.32%).

•

The projected volatility curve for each valuation period was based on the historical volatility of the company;

•

An event of default would occur 1% of the time, increasing 1.00% per month to a maximum of 10%;

•

The company would redeem (at 115% in the 1st 180 days) the notes projected initially at 0% of the time and increase monthly by 2.0% to a maximum of 10.0% (from alternative financing being available for a Redemption event to occurred); and

•

The Holder would automatically convert the note at the maximum of 2 times the conversion price if the company was not in default. With the target exercise price dropping as maturity approaches.

As of March 31, 2012, the estimated fair value of derivative liabilities on the unsecured convertible notes from ICG was $282,531.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative warrant liabilities	$494,231	$-	$-	$494,231	$494,231

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2012 and the year ended December 31, 2011:

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants	Total
Balance, December 31, 2010	$424,671	$424,671
Total gains or losses (realized/unrealized)
Included in net (income) loss	(163,745)	(163,745)
Included in other comprehensive income	-	-
Purchases, issuances and settlements	73,679	73,679
Transfers in and/or out of Level 3	-	-
Balance, December 31, 2011	334,605	334,605
Total gains or losses (realized/unrealized)
Included in net (income) loss	(66,947)	(66,947)
Included in other comprehensive income	-	-
Purchases, issuances and settlements	226,573	226,573
Transfers in and/or out of Level 3	-	-
Balance, March 31, 2012	$494,231	$494,231

Note 9 - Convertible Secured Notes Payable

Convertible secured notes payable consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Citco Global Custody NV (assigned from YA Global/Highgate)	$542,588	$542,588

Total convertible secured notes payable	$542,588	$542,588

At March 31, 2012, the Company's outstanding convertible secured notes payable are secured through the note holder's claim on the Company's intellectual property.

The Citco Global secured convertible debentures are fully matured. The Company has been in contact with the note holder who has indicated that it has no present intention of exercising its right to convert the debentures into restricted shares of the Company's common stock.

Conversions to Common Stock

For the three months ended March 31, 2012 and 2011, Citco Global had no conversions.

Note 10 - Commitments and Contingencies

Payroll Taxes

At December 31, 2011, the Company recorded $53,901 of payroll taxes, of which approximately $45,000 were delinquent from the year ended December 31, 2003. The Company had also recorded $32,462 of related estimated penalties and interest on the delinquent payroll taxes. In March 2012, the Company determined to re-examine the nature and amounts of this accrued liability.

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

For the three months ended March 31, 2012 and 2011, the Company contributed plan dollars of $797 and $0, respectively.

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

In April 2011, the Company entered into a marketing advisory and financial agreement with a marketing firm whereby the consultant serves as a marketing and financial advisor to the Company. The agreement terminated on April 1, 2012. For acting in this role, the consultant received 5,000,000 shares of the Company’s common stock in April 2011. The consultant also received warrants to purchase 6,500,000 shares of the Company’s common stock in April 2011. The warrants are exercisable at $0.06 per share for 2,000,000 shares, $0.11 per share for 2,000,000 shares, $0.16 per share for 1,500,000 shares and $0.26 per share for 1,000,000 shares. The warrants are only exercisable if certain contractual thresholds are met as of June 1, 2012 (see Note 11).

In July 2011, the Company entered into a consulting agreement with an investor services firm whereby the consultant serves as an investment consultant to the Company. The term of the agreement is one year. For acting in this role, the consultant received 1,250,000 shares of the Company’s common stock in July 2011. The Company also agreed to issue warrants to purchase 625,000 shares of the Company’s common stock, exercisable at $0.06 per share, and warrants to purchase 625,000 shares of the Company’s common stock, exercisable at $0.11 per share, to the consultant. The warrants have a three year term (see Note 11). The warrants were issued in October 2011.

In November 2011, the Company entered into a consulting agreement with a firm whereby the consultant will receive a success fee, in the form of restricted shares of the Company’s common stock, of 6% of all monies invested in the Company as a result of a term sheet the Company executed with an investor firm in November 2011 (see Notes 10 below and 11).

In December 2011, the Company executed an exclusive agreement with an agent to represent the Company in enforcing its “Out-of-Band” patent No. 7,870,599. The agent will receive a commission of 50% of the net proceeds resulting from their services (see Note 2). As of March 31, 2012, no commissions were paid to the agent relating to the agreement.

In December 2011, the Company executed a joint venture agreement with a marketing firm whereby the parties will develop and execute marketing strategies for the Company’s products. The parties will share revenues resulting from the efforts of the joint venture at 50% each. As of March 31, 2012, no revenues were attributed to the agreement.

In December 2011, the Company executed a business development agreement with a consulting firm, which was amended in December 2011, having a six month term. In consideration of the agreement, the Company, at its sole discretion, will issue up to 5,000,000 restricted shares of its common stock, at the conclusion of the agreement, providing the Company is satisfied with the consultant’s performance relating to the agreement. At its sole discretion, the Company may issue half of the above shares after 90 days of the agreement date and the shares would be placed in escrow for the consultant. As of March 31, 2012, no shares were issued to the consultant relating to the agreement.

In January 2012, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining clients and investors. The consultant will receive a fee of $5,000 per month and warrants to purchase 150,000 shares of the Company’s common stock, exercisable at $0.03 per share. The consultant also received warrants to purchase 150,000 shares of the Company’s common stock, exercisable at $0.03 per share, upon execution of the agreement. The warrants have a three year term. The term of the agreement was one month. The agreement was amended and extended for February and March 2012. The amendments reduced the exercise price of the warrants to $0.02 per share. In April 2012, the agreement was amended for an additional one month extension and the Company issued warrants to purchase 150,000 shares of the Company’s common stock, exercisable at $0.02 per share. The warrants have a three year term (see Notes 11 and 14).

In January 2012, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining investors. The consultant will receive a commission of 5% of all financing raised as a result of the consultant’s efforts. The consultant will also receive, as a commission, 10% of all financing raised as a result of the consultant’s efforts in the form of warrants to purchase shares of the Company’s common stock, exercisable at $0.02 per share. The warrants have a three year term. The term of the agreement is two years. As of March 31, 2012, no financing was raised relating to the agreement.

In February 2012, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining clients. The consultant will receive a commission of 50% of all contracted revenues and 50% of the first renewal of all contracted revenues, for new clients, and 25% of all contracted revenues for existing clients, recorded as a result of the consultant’s efforts. In March 2012, the agreement was amended to increase the 25% commission rate to 35%. The parties may elect to remit commissions in the form of restricted shares of the Company’s common stock, with a maximum amount of shares issued in one year not to exceed 5,000,000 shares. The agreement also includes performance incentives whereby the consultant will receive bonus restricted shares of the Company’s common stock at the end of the agreement term as follows: one million shares if contracted revenues exceed $1,000,000, two million shares if contracted revenues exceed $2,000,000, three million shares if contracted revenues exceed $3,000,000 and four million shares if contracted revenues exceed $4,000,000. At the end of the first year of the agreement, the consultant will also have the option to purchase restricted shares of the Company’s common stock directly from the Company at a 25% discount of the then current market price on the last day of the contract, up to a maximum of 5,000,000 shares. The term of the agreement is one year with automatic renewals. As of March 31, 2012, no revenues were recorded relating to the agreement.

Term Sheet

In November 2011, the Company executed a term sheet with an investor firm whereby the firm will invest in the Company up to $450,000, in tranches of $75,000 per month for six months, in the form of convertible promissory notes, bearing interest at 4% per year, with maturity dates of 12 months from the date issuance (see Notes 4, 9 and 10 above). A broker fee of 12% will be deducted from each tranche and the notes will include a 15% prepayment penalty. The investor firm may process conversions after six months from the date of each closing. Conversions will include a 40% discount to the lower of (i) the average closing bid price of the Company’s common stock for the previous ten days of a conversion notice or (ii) the closing bid price on the date of the conversion notice. In December 2011, the Company received the first tranche of $66,000, net of the $9,000 broker fee, and executed a convertible promissory note and securities purchase agreement per the terms of the term sheet (see Note 4).  Additional closings, for the same amounts, were held in January (two closings) and March (one closing) 2012. The debentures contain an embedded derivative feature (see Note 9). In March 2012, the investor firm notified the Company that it has elected to terminate the term sheet and no further closings will occur.

In March 2012, the Company executed a term sheet with an investor firm whereby the firm will invest in the Company $53,000 in the form of a convertible promissory notes, bearing interest at 8% per year, with a maturity date 9 months from the date issuance. A closing fee of 3% will be deducted from the tranche and the note will include a tiered prepayment penalty. The investor firm may process conversions after six months from the date of the closing. Conversions will include a 42% discount to the average closing bid price of the Company’s common stock for the previous ten days of a conversion notice, using the average of the three lowest trading prices. In April 2012, the Company received the tranche of $50,000, net of the $3,000 closing fee, and executed a convertible promissory note and securities purchase agreement per the terms of the term sheet (see Note 14).

Transfer of Aged Debt

In September 2011, the Company formalized a debt settlement agreement with a consultant whereby the Company transferred $1,000,000 of debentures and aged debt to the consultant. The Company satisfied the debt sold to the consultant by issuing shares of the Company’s common stock to the consultant at a price of $0.005 per share for the first $100,000, $0.01 per share for the next $100,000, $0.015 per share for the third $100,000 and $0.01 per share for the remainder of the $1,000,000 of aged debt. In July 2011, the Company satisfied promissory notes of $50,000, plus accrued interest, in August 2011, the Company satisfied promissory notes of $32,500, plus accrued interest and in October 2011, the Company satisfied a related party convertible note of $10,000, plus accrued interest (see Notes 4 and 6). In consideration of the debt transferred, the consultant received 6,500,000 shares, 4,112,500 shares and 3,133,746 shares of the Company’s unrestricted common stock in July, September and October 2011, respectively (see Note 11).

The Company also made available to the note holders the opportunity to offer financing to the Company through the sale of a total of 35,000,000 two year commitment warrants exercisable into shares of the Company's common stock at $0.02 per share for 15,000,000 warrants, $0.03 per share for 10,000,000 warrants and $0.04 per share for 10,000,000 warrants. For the year ended December 31, 2011, the Company sold warrants for cash in the amount of $43,000 in September 2011 and $20,000 in October 2011 (see Note 11). The Company used a portion of the proceeds to redeem the Steeltown debentures in 2011 (see Note 8).

The consultant had also agreed to purchase $100,000 of additional restricted shares of the Company’s common stock commencing in October 2011, at $20,000 per tranche. The Company plans to use the proceeds of the sale of the stock solely to reduce accrued payroll and related payroll taxes. As of March 31, 2012, no additional shares have been purchased.

Settlement Agreements

In April 2009, the Company executed a settlement agreement with its former President whereby the Company agreed to make monthly payments of $7,500, beginning in June 2009, in order to repay promissory notes, accrued interest, deferred payroll and expenses in the amount of $139,575 owed to its former President. The Company paid an initial installment payment of $12,500 to its former President in April 2009. The company paid an installment payment of $7,500 to its former President in September 2009. In September 2009, the Company executed an amendment to the settlement agreement whereby the payment terms and amount were revised. Effective September 2009, the Company was to make a $2,500 payment to its former President per Company payroll period. In the event the Company does not process a full payroll, the Company is to pay a proportionate percentage of the payment owed equal to the percentage of the total Company net payroll amount paid. For the years ended December 31, 2011 and 2010, the Company paid $10,000 and $28,600, respectively, to its former President per the terms of the agreement and amendment. All of the 2010 payments and $3,900 in payments made in the year ended December 31, 2011, made in accordance with the agreement and subsequent amendment, were applied to the February 2008 promissory note balance owed to the Company’s former President. As of March 31, 2011, the note balance was paid in full. Payments made in the year ended December 31, 2011, made in accordance with the agreement and subsequent amendment, totaling $24,273 were applied to the open payables balance and $24,327 were applied to accrued interest owed to the Company’s former President. In January 2012, the Company and its former President agreed to settle the remaining balance due of $20,975 in exchange for the issuance of 1,498,214 restricted shares of the Company’s common stock, valued at $0.014 per share (see Note 11).

In August 2011, the Company executed a debt settlement agreement with a trade vendor whereby the Company has agreed to issue restricted shares of its common stock to the vendor, at market price, as settlement of the balance owed to the vendor of $54,000. The Company issued 900,000 shares of common stock, valued at $0.03 per share, in September 2011 for settlement of $27,000 of the balance owed. The remaining balance was settled by the issuance of shares in March 2012 (see Note 11).

Loan Repayment Agreement

In April 2009, the Company signed an agreement whereby two promissory notes executed with a distributor of its products were to be repaid from the proceeds of sales of the Company’s products sold by the distributor for the Company. In September 2009, the Company executed an additional promissory note with the distributor that is included in the loan repayment agreement. In May 2010, the Company executed an additional promissory note with the distributor that is included in the loan repayment agreement. For the three months ended March 31, 2012 and 2011, sales proceeds of $3,922 and $7,719, respectively, were applied to the balance of the notes (see Notes 6 and 11).

Assignment

In October 2010, the Company assigned the proceeds of six of the Company’s open receivables invoices, in the total amount of $20,761, to its CEO. The assignment was non-interest bearing and fee free with a due date for repayment of November 20, 2010. Partial repayments of the assignment were made in October 2010 for $4,218 and November 2010 for $4,125. The due date of the assignment has been extended to December 31, 2012 (see Note 7).

Due to Factor

In March 2007, the Company entered into a sale and subordination agreement with a factoring firm whereby the Company sold its rights to two invoices, from February 2007 and March 2007, totaling $470,200 to the factor.  Upon signing the agreement and providing the required disclosures, the factor remitted 65%, or $144,440, of the February 2007 invoice and a certain percentage of $53,010 of the March 2007 invoice to the Company.  The Company paid a $500 credit review fee to the factor relating to the agreement.  Per the terms of the agreement, once the Company’s client remits the invoice amount to the factor, the factor deducts a discount fee from the remaining balance of the factored invoices and forwards the net proceeds to the Company.  The discount fee is computed as a percentage of the face amount of the invoice as follows: 2.25% fee for invoices paid within 30 days of the down payment date with an additional 1.125% for each 15 day period thereafter. In September 2007, the February 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In December 2007, the March 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In February 2008, the Company and the factor agreed to a total settlement amount of $75,000, which was scheduled to be paid by the Company to the factor in September 2008 unless both parties mutually agreed to extend the due date. In September 2008, the Company and the factor reached a verbal agreement to extend the due date to December 31, 2008. The Company is pursuing a further extension. As of March 31, 2012, the balance due to the factor by the Company was $209,192 including interest.

Note 11 - Stockholders’ Deficit

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

The Series B Preferred Stock shall have preferential liquidation rights in the event of any liquidation, dissolution or winding up of the Company, such liquidation rights to be paid from the assets of the Company not delegated to parties with greater priority at $1.00 per share or, in the event an aggregate subscription by a single subscriber of the Series B Preferred Stock is greater than $100,000,000, $0.997 per share. The Series B Preferred Stock shall be convertible to a number of shares of common stock equal to the price of the Series B Preferred Stock divided by the par value of the Series B Preferred Stock. The option to convert the shares of Series B Preferred Stock may not be exercised until three months following the issuance of the Series B Preferred Stock to the recipient shareholder. The Series B Preferred Stock shall have ten votes on matters presented to the shareholders of the Company for one share of Series B Preferred Stock held. The initial price of the Series B Preferred Stock shall be $2.50, (subject to adjustment by the Company’s Board of Directors) until such time, if ever, the Series B Preferred Stock are listed on a secondary and/or public exchange.  As of March 31, 2012, no shares of Series B Preferred Stock have been issued.

Issuance of Series A Preferred Stock

In February 2011, the Company issued three shares of non-convertible Series A preferred stock valued at $329,000 per share, or $987,000 in aggregate, for voting purposes only, to the three members of the management team at one share each. The issued and outstanding shares of the Series A preferred stock have voting rights equal to eighty percent of the total issued and outstanding shares of the Company's common stock (see Note 10). This effectively provided them, upon retention of their Series A Preferred Stock, voting control on matters presented to the shareholders of the Company. The Company expensed $987,000 in stock based compensation expense related to the issuance of the shares in 2011.

Common Stock

In February 2011, an  increase of the authorized shares of the Company’s common stock from one hundred million (100,000,000) to five hundred million (500,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to the Company’s Certificate of Incorporation with the Wyoming Secretary of State.

Issuance of Common Stock for Services

In December 2009, the Company entered into a retainer agreement with an attorney, whereas the attorney acts as house counsel for the Company with respect to all general corporate matters.  The agreement is at will and required a payment of 100,000 shares of common stock, valued at $0.05 per share, due upon execution. Commencing on January 1, 2010, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market. For the three months ended March 31, 2012 and 2011, the Company issued 7,500 shares of common stock, valued at $113, and 7,500 shares of common stock, valued at $263, respectively, all of which have been expensed as legal fees, related to the agreement.

In November 2011, the Company entered into a consulting agreement with a firm whereby the consultant will receive a success fee, in the form of restricted shares of the Company’s common stock, of 6% of all monies invested in the Company as a result of a term sheet the Company executed with an investor firm in November 2011 (see Note 10). In December 2011, the consultant received 343,511 shares of the Company’s common stock, valued at $4,500 and all of which has been expensed as consulting fees, as a result of the first investor tranche of $75,000. In December 2011, the consultant received 343,511 shares of the Company’s common stock, valued at $4,500, as a result of the first investor tranche of $75,000. In January 2012, the consultant received 264,705 shares of the Company’s common stock, valued at $4,500, as a result of the second investor tranche of $75,000. In February 2012, the consultant received 276,073 shares of the Company’s common stock, valued at $4,500, as a result of the third investor tranche of $75,000. In March 2012, the consultant received 321,428 shares of the Company’s common stock, valued at $4,500, as a result of the fourth investor tranche of $75,000 (see Note 10). The value of all of the shares issued has been expensed as consulting fees.

In December 2011, the Company issued 2,000,000 restricted shares of its common stock to a consultant in consideration of the consultant’s past support of the Company through several areas of assistance. The shares were valued at $37,200, all of which has been expensed as consulting fees.

In January 2012, the Company issued 2,000,000 restricted shares of its common stock to a consultant in consideration of the consultant’s past support of the Company through several areas of assistance. The shares were valued at $36,000, all of which has been expensed as consulting fees.

Issuance of Common Stock for Financing

In January 2009, the Company executed a promissory note for $225,000, bearing interest at 10% per annum, maturing on January 23, 2012. Per the terms of the promissory note, the note holder of a $100,000 convertible note, executed in July 2008, rolled the convertible note balance and accrued interest owed into a purchase of nine units with each unit consisting of a 10% promissory note of $25,000 for a total of $225,000 and 82,000 shares of the Company’s common stock, valued at $0.06, for a total of 738,000 shares of common stock. An additional loan to the Company, in January 2009, of $100,000 by the note holder was included as part of the purchase of the nine units (see Note 6). The shares were issued in February 2009. For the three months ended March 31, 2012 and 2011, the Company expensed $0 and $5,535, respectively, of financing expenses related to the shares.

In March 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on March 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The shares were issued in April 2009. For the three months ended March 31, 2012 and 2011, the Company expensed $417 and $417, respectively, of financing expenses related to the shares (see Notes 6 and 10).

In April 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on April 10, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. For the three months ended March 31, 2012 and 2011, the Company expensed $417 and $417, respectively, of financing expenses related to the shares (see Notes 6 and 10).

In May 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on May 27, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The shares were issued in June 2009. For the three months ended March 31, 2012 and 2011, the Company expensed $250 and $250, respectively, of financing expenses related to the shares (see Note 6).

In June 2009, the Company executed a promissory note for $25,000, bearing interest at 10% per annum, maturing on June 8, 2012. Per the terms of the promissory note, the note holder purchased one unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in June 2009. For the three months ended March 31, 2012 and 2011, the Company expensed $125 and $125, respectively, of financing expenses related to the shares (see Note 6).

In June 2009, the Company executed a promissory note for $75,000, bearing interest at 10% per annum, maturing on June 12, 2012. Per the terms of the promissory note, the note holder purchased three units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 150,000 shares of common stock. The shares were issued in August 2009. For the three months ended March 31, 2012 and 2011, the Company expensed $500 and $500, respectively, of financing expenses related to the shares (see Note 6).

In July 2009, the Company executed a promissory note for $35,000, bearing interest at 10% per annum, maturing on July 14, 2012. Per the terms of the promissory note, the note holder purchased 1.4 units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 70,000 shares of common stock. The shares were issued in August 2009. For the three months ended March 31, 2012 and 2011, the Company expensed $233 and $233, respectively, of financing expenses related to the shares (see Note 6).

In August 2009, the Company executed a promissory note for $25,000, bearing interest at 10% per annum, maturing on August 18, 2012. Per the terms of the promissory note, the note holder purchased one unit consisting of a 10% promissory note of $25,000 and 75,000 restricted shares of the Company’s common stock, at market price. The shares were issued in August 2009. For the three months ended March 31, 2012 and 2011, the Company expensed $250 and $250, respectively, of financing expenses related to the shares (see Note 6).

In September 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on September 2, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. For the three months ended March 31, 2012 and 2011, the Company expensed $458 and $458, respectively, of financing expenses related to the shares (see Notes 6 and 10).

In October 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on October 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 82,000 restricted shares of the Company’s common stock, valued at $0.10 per share, for a total of 164,000 shares of common stock. The shares were issued in November 2009. For the three months ended March 31, 2012 and 2011, the Company expensed $0 and $1,367, respectively, of financing expenses related to the shares (see Note 6).

In October 2009, the Company executed a promissory note for $18,750, bearing interest at 10% per annum, maturing on October 27, 2012. Per the terms of the promissory note, the note holder purchased three/fourths of one unit with each unit consisting of a 10% promissory note of $25,000 and 133,333 restricted shares of the Company’s common stock, valued at $0.10 per share, for a total of 100,000 shares of common stock. For the three months ended March 31, 2012 and 2011, the Company expensed $0 and $833, respectively, of financing expenses related to the shares (see Note 6).

In December 2009, the Company executed a promissory note for $7,500, bearing interest at 10% per annum, maturing on December 4, 2012. As consideration for executing the note, the Company issued 150,000 shares of restricted common stock, valued at $0.10 per share, to the note holder. For the three months ended March 31, 2012 and 2011, the Company expensed $1,250 and $1,250, respectively, of financing expenses related to the shares (see Note 6).

In May 2010, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on May 21, 2013. As consideration for executing the note, the Company issued 200,000 shares of restricted common stock, valued at $0.009 per share, to the note holder. For the three months ended March 31, 2012 and 2011, the Company expensed $150 and $150, respectively, of financing expenses related to the shares (see Notes 6 and 10).

Issuance of Common Stock for Settlement of Trade Payables

In August 2011, the Company issued 900,000 shares of its common stock, valued at $0.03 per share, to a vendor for settlement of trade payables. In March 2012, the remaining payables balance was settled and the Company issued 1,800,000 shares of its common stock, valued at $0.015 per share, to the vendor (see Note 10).

Issuance of Common Stock for the Sale and Settlement of Aged Debt

Per the terms of a debt purchase agreement that the Company formalized with a consultant in September 2011, the Company issued 6,500,000 unrestricted shares of its common stock, valued at $0.005 per share, in July 2011, 4,112,500 unrestricted shares of its common stock, valued at $0.005 per share, in September 2011, and 3,133,746 unrestricted shares of its common stock, valued at $0.005 per share, in October 2011 to the consultant for the sale and retirement of certain promissory notes and convertible related party promissory notes (see Notes 4, 6 and 10).

Per the terms of a settlement agreement that the Company executed with the estate of a deceased note holder in November 2011, the Company issued 1,344,086 restricted shares of its common stock, valued at $0.0186 per share, in December 2011, to two beneficiaries of the estate for the settlement of a promissory note (see Notes 6 and 10).

Per the terms of a settlement agreement that the Company executed with its former President in January 2012, the Company issued 1,498,214 restricted shares of its common stock, valued at $0.014 per share to its former President for settlement of a accrued interest owed (see Note 10).

Per the terms of a settlement agreement that the Company executed with a note holder in January 2012, the Company issued 5,058,060 restricted shares of its common stock, valued at $0.0165 per share to the note holder for settlement of a promissory note (see Notes 6 and 10).

Sale of Shares of Common Stock

In June 2011, the Company sold to two individuals certain units which contained common stock. The Company issued 3,000,000 shares of its common stock at $0.02 per share.

In August 2011, the Company sold to one individual certain units which contained common stock and warrants. The Company issued 1,000,000 shares of its common stock at $0.03 per share and warrants to purchase 500,000 shares of the Company’s common stock, exercisable at $0.04 per share that expire in August 2014 (see Note 11 below).

In September 2011, the Company sold to three individuals certain units which contained common stock. The Company issued 5,000,000 shares of its common stock at $0.02 per share for 4,000,000 shares and $0.025 per share for 1,000,000 shares.

In October 2011, the Company sold subscriptions to one individual for certain units containing common stock and warrants. The units were for 1,000,000 shares of its common stock at $0.025 per share and warrants to purchase 500,000 shares of the Company’s common stock, exercisable at $0.04 per share that expire three years from the date of issuance. The shares and warrants were formally issued in March 2012. The Company recorded the value of the shares as common stock to be issued at December 31, 2011 and included them into loss per share purposes for 2011 (see Note 11 below).

In November 2011, the Company sold to two individual certain units which contained common stock and warrants. The Company issued 2,000,000 shares of its common stock at $0.025 per share, 1,000,000 shares to each individual, and warrants to purchase a total of 1,500,000 shares of the Company’s common stock, exercisable at $0.04 per share that expire in October 2014 (see Note 11 below).

In January 2012, the Company sold to subscriptions to one individual for certain units containing common stock and warrants. The Company issued 3,418,804 shares of its common stock at $0.017 per share and warrants to purchase a total of 1,709,402 shares of the Company’s common stock, exercisable at $0.03 per share that expire in January 2015 (see Note 11 below).

In February 2012, the Company sold to subscriptions to one individual for certain units containing common stock and warrants. The Company issued 4,444,444 shares of its common stock at $0.016 per share and warrants to purchase a total of 2,222,222 shares of the Company’s common stock, exercisable at $0.03 per share that expire in February 2015 (see Note 11 below).

In March 2012, the Company sold to subscriptions to one individual for certain units containing common stock and warrants. The Company issued 2,717,391 shares of its common stock at $0.015 per share and warrants to purchase a total of 1,358,696 shares of the Company’s common stock, exercisable at $0.03 per share that expire in February 2015 (see Note 11 below).

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

In September 2011, in accordance with a debt settlement agreement executed with a consulting firm, the Company issued warrants to purchase 35,000,000 shares of common stock to the consultant for cash considerations in the amount of $315,000, of which the company received $43,000 in September 2011 and $20,000 in October 2011. The warrants are exercisable at $0.02 per share for 15,000,000 shares, $0.03 per share for 10,000,000 shares and $0.04 per share for 10,000,000 shares. All of the warrants expire in September 2013 (see Note 10).

Issuance of Warrants for Financing and Acquiring Services

In connection with consulting agreements, the Company issued warrants for 13,525,950 shares to consultants, all of which were deemed earned upon issuance, as of March 31, 2012. The fair value of these warrants granted, estimated on the date of grant using the Black-Scholes option-pricing model, was $515,578, which has been recorded as consulting expenses.

The table below summarizes the Company’s warrant activities through March 31, 2012:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance Contractual Term		Intrinsic Value (in thousands)
Balance, January 1, 2011	122,968,467	$0.004 - $ 10.00	$0.039	$1,312,645	$	---
Granted	118,000,000	$0.02 - $ 0.50	$0.062	$1,430,013	$	---
Exercised	-	$-	$-	$-	$	---
Balance, December 31, 2011	240,968,467	$0.004 - $ 10.00	$0.05	$2,742,658	$	---
Granted	6,390,320	$0.02 - $0.04	$0.03	$77,822	$	---
Exercised	-	$-	$-	$-	$	---
Balance, March 31, 2012	247,358,787	$0.004 - $ 10.00	$0.05	$2,820,480	$	---
Earned and Exercisable, March 31, 2012	247,358,787	$0.004 - $ 10.00	$0.05	$2,820,480	$	---

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$10.00	8,050	2.46	$10.000	8,050	$10.000
$1.00 - $5.50	281,417	0.00	2.444	281,417	2.444
$0.02 - $0.80	247,069,320	2.96	0.047	247,069,320	0.042

	247,358,787	2.95	$0.050	247,358,787	$0.050

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

Option shares totaling 142,500 vested equally over a three year period beginning one-year from the date of grant, option shares totaling 200,000 vested in one-third increments of six months each over an eighteen month period from the date of grant, option shares totaling 1,084,797 vested over a one  year period from the date of grant, option shares totaling 5,750,012 vested over a three month period from the date of grant, option shares totaling 125,000,000 vest over an eight  month period and option shares totaling 7,850,000 vested upon issuance.  At March 31, 2012, 59,972,691 shares were available for future issuance.

Shares and Options Awarded during 2012

The fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	March 31, 2012	March 31, 2011
Risk-free interest rate	2.14%	1.6 – 2.1%
Dividend yield	0.00%	0.00%
Expected volatility	313%	290% - 307%
Expected option life	3 years – 10 years	3 years – 10 years

The table below summarizes the Company’s Incentive Plan stock option activities through March 31, 2012:

	Number of Option Shares	Fair Value at the date of Grant	Exercise Price Range Per Share	Weighted Average Exercise Price	Weighted Average Remaining (in years) Contractual Term		Intrinsic Value (in thousands)
Balance, January 1, 2011	70,027,309	$1,184,621	$0.0025 - $ 10.00	$0.018	3.7	$	---
Granted	70,000,000	$2,030,000	$$0.01	$0.01	4.3	$	---
Cancelled	-	$-	$-	$-	-	$	---
Balance, December 31, 2011	140,027,309	$3,214,621	$0.0025 - $10.00	$0.014	4.0	$	---
Granted	-	$-	$-	$-	-	$	---
Balance, March 31, 2012	140,027,309	$3,214,621	$0.0025 - $10.00	$0.014	3.75	$	---
Vested and Exercisable, March 31, 2012	140,027,309	$3,214,621	$0.0025-$10.00	$0.014	3.75	$	---

As of March 31, 2012, an aggregate of 140,027,309 options were outstanding under the incentive plan.

The following table summarizes information concerning outstanding and exercisable Incentive Plan options as of March 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$10.000	37,500	2.41	$10.000	37,500	$10.000
$1.000	105,000	4.26	1.000	105,000	1.000
$0.0025 - $0.375	139,884,809	3.75	0.014	139,884,809	0.014

	140,027,309	3.75	$0.014	140,027,309	$0.018

Non-Incentive Plan Stock Option Grants

As of March 31, 2012, an aggregate of 2,761,889 non-plan, non-qualified options for non-employees were outstanding. The exercise price for 2,000,000 options (granted in December 2010) is $0.006, for 760,000 options is $3.60 and for 1,889 options is $9.00, yielding a weighted average exercise price of $1.001.

At March 31, 2012, there were 2,761,889 vested non-plan, non-qualified stock options outstanding of which 2,000,000 options are exercisable at $0.006, 760,000 options are exercisable at $3.60 and 1,889 options are exercisable at $9.00.

Note 13 - Concentration of Credit Risk

Customers and Credit Concentrations

Revenue concentrations for the three months ended March 31, 2012 and 2011 and the accounts receivables concentrations at March 31, 2012 and December 31, 2011 are as follows:

	Net Sales for the Three Months Ended		Accounts receivable At
	March 31, 2012	March 31, 2011	March 31, 2012	December 31, 2011
Customer A	58.0%	51.8%	65.4%	78.0%
Customer B	21.6%	-%	24.4%	-%
Customer C	11.6%	16.4%	4.5%	9.1%
Customer D	-%	-%	3.9%	8.4%
	91.2%	68.2%	98.2%	95.5%

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

Convertible Notes Payable

The Company executed a convertible note in April 2012 for $53,000, bearing interest at 8% per annum, maturing on January 16, 2013, per a term sheet executed in March 2012 with an investor firm. A closing fee of 3% was deducted from the tranche and the note includes a tiered prepayment penalty. The investor firm may process conversions after six months from the date of the closing. Conversions will include a 42% discount to the average closing bid price of the Company’s common stock for the previous ten days of a conversion notice, using the average of the three lowest trading prices. (see Note 10).

Sale of Shares of Common Stock

In April 2012, the Company sold to three individuals certain units which contained common stock and warrants. The Company issued 2,252,252 shares of its common stock at $0.0148 per share each to two of the investors and 2,469,136 shares of its common stock at $0.010125 per share to the remaining investor. The Company also issued warrants to purchase 1,126,126 shares of the Company’s common stock, exercisable at $0.02 per share that expire in April 2015 to one investor, warrants to purchase 1,126,126 shares of the Company’s common stock, exercisable at $0.03 per share that expire in April 2015 to one investor and warrants to purchase 1,234,568 shares of the Company’s common stock, exercisable at $0.02 per share that expire in April 2015 to the remaining investor.

Issuance of Warrants for Services

In April 2012, Company amended a consulting agreement entered into in January 2012 to extend the agreement for an additional month and the Company issued warrants to purchase 150,000 shares of the Company’s common stock, exercisable at $0.02 per share, to the consultant. The warrants have a three year term (see Notes 10 and 11).

Commitments and Contingencies

In May 2012, the Company finalized an equity facility with an investor firm, whereby the parties entered into (i) a drawdown equity financing agreement (the “Equity Agreement”) and (ii) a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the terms of the Equity Agreement, for a period of up to thirty six (36) months commencing on the date of effectiveness of the Registration Statement, the investor firm shall commit to purchase up to $6,000,000 of the Company’s common stock, par value $0.0001 per share (the “Shares”), pursuant to an Advance Request (as defined in the Equity Agreement) contained in a drawdown notice, covering the Registrable Securities. The Company, at its discretion, but no less than five (5) trading days between a subsequent Drawdown Notice and a prior closing, can request from the investor firm a drawdown, which shall not exceed the lesser of: One Hundred and Fifty Thousand Dollars ($150,000) or the value of two hundred percent (200%) of the average daily volume for the prior ten (10) trading days multiplied by the average of the closing best bid prices for the prior ten (10) trading days.  The number of shares delivered to the investor firm under each drawdown shall be determined based on the price calculated at ninety percent (90%) of the lowest closing best bid price for the five days following the Clearing Date associated with a Drawdown Notice (subject to the terms, conditions and restrictions defined in the Equity Agreement).  The investor firm shall immediately cease reselling any Shares within a Pricing Period if the per share price falls below a minimum floor set in such notice by the Company, at its sole discretion, which, as a result, will reduce the amount of the drawdown.

Under the Registration Rights Agreement, the Company has committed to file a Registration Statement with the U.S. Securities and Exchange Commission within forty five (45) days of the execution of the Equity Agreement, covering the Registrable Securities.

As further consideration for entering into and structuring the Equity Facility, the Company shall pay to the investor firm a non-refundable origination fee equal to the value of $15,000, consisting of $3,000 already paid, $3,000 in a stock or cash combination thirty (30) days after the Form S-1 registration statement is declared effective, and 562,500 shares of common stock, valued at $0.016 per share and issued in May 2012, which shares shall be included in the registration statement.

The Company will determine the amount of each drawdown pursuant to the terms, conditions, and limitations specified in the Equity Agreement.  Company management intends to use the Equity Facility on an as needed basis for marketing, advertising and growth. No assurances can be provided as to the amount the Company will drawdown, if any. As of the filing date of the Company's Form 10-Q for March 31, 2012, the Company was able to cover expenses from operating cash flow and did not exercise any part of the financing arrangement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION REGARDING FORWARD-LOOKING INFORMATION

Included in this Report are "forward-looking" statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA") as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled "Risk Factors." Forward-looking statements include those that use forward-looking terminology, such as the words "anticipate," "believe," "estimate," "expect," "intend," "may," "project," "plan," "will," "shall," "should," and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. We claim the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.

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

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

Unless otherwise noted, references in this Form 10-Q to “StrikeForce”  “we”, “us”, “our”, “SFT”, and the “Company” means StrikeForce Technologies, Inc., a Wyoming corporation.

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

We began our operations in 2001 as a reseller and integrator of computer hardware and iris biometric technology. From the time we started our operations through the first half of 2003, we derived the majority of our revenues as an integrator. In December 2002, upon the acquisition of the licensing rights to certain intellectual property and patent pending technology from NetLabs.com, we shifted the focus of our business to developing and marketing our own suite of security products. Based upon the acquired licensing rights and additional research and development, we have developed various identification protection software products to protect computer networks from unauthorized access and to protect network owners and users from identity theft. In November 2010, we received notice that the United States Patent Office (“USTPO”) has issued an official Notice of Allowance for the patent application for the technology relating to our ProtectID® product, titled "Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System". In January 2011, we received notice that the United States Patent Office issued the Company Patent No. 7,870,599.  The “Out-of-Band” Patent went through a USTPO Re-Examination process starting on August 16, 2011 and concluded on December 27, 2011, with all of our patent claims remaining in-tact and seven additional Company patent claims being added. In 2011, we submitted an additional continuation patent on the “Out-of-Band” Patent, with another sixty-six additional Company claims now pending. The technology we developed and use in our GuardedID® product is the subject of a pending patent application.  In December 2011, we executed an exclusive agreement with an agent to represent us in enforcing the “Out-of-Band” Patent.

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

We generated all of our revenues of $184,654, for the three months ended March 31, 2012, and $100,805, for the three months ended March 31, 2011, from the sales of our security products. We market our products to financial service firms, healthcare related companies, e-commerce companies, government agencies, the enterprise market in general and with virtual private network companies, as well as technology service companies that service all the above markets. We seek such sales through our own direct efforts and primarily through distributors, resellers and third party agents internationally. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in production installations and pilot projects with various distributors, resellers and direct customers, as well as having reached additional reseller agreements with strategic vendors internationally, including South America, Europe, Asia and the Pacific Rim. Our GuardedID® product is also being sold directly to consumers, primarily through the Internet as well as distributors, resellers, third party agents and potential OEM agreements by bundling GuardedID® with their products (providing a value-add to their own products and offerings).

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

Our executive office is located at 1090 King Georges Post Road, Suite 603, Edison, NJ 08837. Our telephone number is (732) 661-9641. We have 7 employees. Our Company’s website is www.strikeforcetech.com.  We are not including the information contained in our website as part of, or incorporating it by reference into, this report on Form 10-Q.

Business Model

We are focusing primarily on developing sales through “channel” relationships in which our products are offered by other manufacturers, distributors, value-added resellers and agents, internationally. In 2010, we added and publicly announced a major channel distributor who provides a presence for us in London, England, representing us in the European Union. We also sell our suite of security products directly from our Edison, NJ office, which also augments our channel partner relationships. It is our strategy that these “channel” relationships will provide the greater percentage of our revenues ongoing, as was the case in 2011. Examples of the channel relationships that we are seeking include already established original equipment manufacturer (“OEM”) and bundled relationships with other security technology and software providers that would integrate or bundle the enhanced security capabilities of ProtectID® and or GuardedID® into their own product lines, thereby providing greater value to their clients. These would include providers of networking software and manufacturers of computer and telecommunications hardware and software that provide managed services, as well as all markets interested in increasing the value of their products and packages, such as financial services software, anti-virus, government integrators and identity theft product companies.

Our primary target markets include financial services such as banks, insurance companies, e-commerce based services companies, telecommunications and cellular carriers, technology software companies, healthcare related companies, government agencies and consumers. For the near term, we are focusing our concentration on the identity theft and data breach strategic problem areas, such as where compliance with government regulations are key and stolen passwords are used to acquire private information illegally. In the fourth quarter of 2011, we executed a multi-year contract with a major US financial lender who utilizes our ProtectID® solution for its over 12,000,000 employees, administrators and consumers. The contract became revenue producing in the fourth quarter of 2011. In the first quarter of 2012, we executed a multi-year contract with a healthcare facility who utilizes our ProtectID® solution for its employees and administrators. The contract became revenue producing in the first quarter of 2012.

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

Our management believes that our products provide a cost-effective and technologically competitive solution to address the problems of network security and identity theft in general. Updated guidance for the Federal Financial Institutions Examination Council (“FFIEC”) regulations include the requirement for solutions that have Two-Factor Out-of-Band Authentication and products that stop keylogging malware, real time, which our management believes our proprietary products uniquely and directly address. This new updated guidance went into effect as of January 1, 2012. Based on this new requirement in the latest FFIEC update that was published in June 2011 and now being enforced as of January 2012, we have recently experienced a growing increase in sales orders and inquiries. However, there can be no assurance that our products will continue to gain acceptance and continue to grow in the commercial marketplace or that one of our competitors will not introduce technically superior products.

Because we are now experiencing a continual recurring growing market demand, we are developing a sizeable global reseller and distribution channel as a strategy to generate, manage and fulfill demand for our products across market segments, minimizing the requirement for an increase in our staff. We have minimized the concentration on our initial direct sales efforts as our distribution and reseller channels continue to grow internationally and require appropriate levels of support.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

Our revenues for the three months ended March 31, 2012 were $184,654 compared to $100,805 for the three months ended March 31, 2011, an increase of $83,849 or 83.2%. The increase in revenues was primarily due to the increase in sales of our software products as a result of the implementation of several new contracts executed in the first quarter of 2012.

Our revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign on fees, and recurring transaction revenues. Hardware sales for the three months ended March 31, 2012 were $0 compared to $5,094 for the three months ended March 31, 2011, a decrease of $5,094. The decrease in hardware revenues was primarily due to the decrease in the sales of our one-time-password token key-fobs.  Software, services and maintenance sales for the three months ended March 31, 2012 were $184,654 compared to $95,711 for the three months ended March 31, 2011, an increase of $88,943. The increase in software, services and maintenance revenues was primarily due to the increase in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology and our ProtectID® (“Out-of-Band”) technology.

Our cost of revenues for the three months ended March 31, 2012 was $2,986 compared to $8,088 for the three months ended March 31, 2011, a decrease of $5,102, or 63.1%. The decrease resulted primarily from the decrease in the sales of our one-time-password token key-fobs, resulting in lower purchases. Cost of revenues as a percentage of total revenues for the three months ended March 31, 2012 was 1.6% compared to 8.0% for the three months ended March 31, 2011. The decrease reflects the lower cost of purchases resulting from the decrease in the sales of our one-time-password token key-fobs.

Our gross profit for the three months ended March 31, 2012 was $181,668 compared to $92,717 for the three months ended March 31, 2011, an increase of $88,951, or 95.9%. The increase in gross profit was primarily due to the increase in sales of our software products as a result of the execution of several new contracts executed in 2011 and the first quarter of 2012, and the decrease in cost of revenues resulting from the decrease in the sales of our one-time-password token key-fobs.

Our research and development expenses for the three months ended March 31, 2012 were $84,500 compared to $83,200 for the three months ended March 31, 2011, an increase of $1,300, or 1.6%.

Our selling, general and administrative (“SGA”) expenses for the three months ended March 31, 2012 were $337,439 compared to $1,735,002 for the three months ended March 31, 2011, a decrease of $1,397,563 or 80.6%. The decrease was due primarily to a one-time expense in stock based compensation through the issuance of preferred stock in the first fiscal quarter of 2011 and expenses in stock based compensation through the issuance of employee and non-employee stock options in the first fiscal quarter of 2011. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Our other (income) expense for the three months ended March 31, 2012 was $57,672 as compared to $204,153 for the three months ended March 31, 2011, representing a decrease in other expense of $146,481, or 71.8%. The decrease was primarily due to the change in the fair value of the derivatives relating to a portion of our secured and unsecured convertible debenture balance.

Our net loss for the three months ended March 31, 2012 was $297,943 compared to a net loss of $1,929,638 for the three months ended March 31, 2011, a decrease of $1,631,695, or 84.6%. The decrease in our net loss was due primarily to a one-time expense in stock based compensation through the issuance of preferred stock in the first fiscal quarter of 2011 and expenses in stock based compensation through the issuance of employee and non-employee stock options in the first fiscal quarter of 2011, in addition to increased gross profit in the first fiscal quarter of 2012.

Liquidity and Capital Resources

Our total current assets at March 31, 2012 were $262,915, which included cash of $85,356, as compared with $87,744 in total current assets at December 31, 2011, which included cash of $0. Additionally, we had a stockholders’ deficit in the amount of $10,223,235 at March 31, 2012 compared to a stockholders’ deficit of $10,226,227 at December 31, 2012.  We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. The liabilities include a computed liability for the fair value of derivatives of $494,231, which will only be realized on the conversion of the derivatives, or settlement of the debentures.

We financed our operations during the three months ended March 31, 2012 primarily through the sale and issuance of debt and debentures, recurring revenues from our ProtectID® hosting platform and license fees, and sales of our GuardedID® keystroke encryption technology. Management anticipates that we will continue to rely on equity and debt financing, at least in the near future, to finance our operations. While management believes that there will be a substantial percentage of our sales generated from our GuardedID® product and there are an increasing number of customers for our ProtectID® product, we will continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market continues to grow, with increasing marketing efforts, management believes, but cannot guarantee, we will continue to attain greater numbers of customers and the concentrations could decrease over time. Until this is accomplished, management will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing commitments of expenditures and until our sales revenue can provide greater liquidity.

Our number of common shares outstanding increased from 116,374,591 shares at the three months ended March 31, 2011 to 244,194,973 at the three months ended March 31, 2012, an increase of 110%. The increase in the number of common shares outstanding was due to common shares issued related to the issuance, conversion and settlement of debt, equity financing and consulting obligations, which, consequently, reduced our total debt.

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

SUMMARY OF OUR OUTSTANDING SECURED CONVERTIBLE DEBENTURES

At March 31, 2012, $542,588 in aggregate principal amount of the Citco Global Custody NV (“Citco Global”) debentures, as assigned by YA Global and Highgate in April 2009, were issued and outstanding.

During the three months ended March 31, 2012, Citco Global had no conversions.

The Citco Global secured convertible debentures are fully matured. We have been in contact with the note holder who has indicated that it has no present intention of exercising its right to convert the debentures into restricted shares of our common stock. The note holder has advised us that it currently is willing to wait until it receives a buyout offer from us.

During the three months ended March 31, 2012, we issued unsecured convertible notes in an aggregate total of $225,000 to one unrelated party per the terms of a term sheet executed with an investor firm in November 2011.

During the three months ended March 31, 2012, we repaid a total of $3,922 of unsecured notes to one unrelated party and we settled a total of $70,000 of unsecured notes held by one unrelated party in exchange for unrestricted shares of our common stock.

Summary of Funded Debt

As of March 31, 2012, our Company’s open unsecured promissory note balance was $2,371,978, net of discount on promissory notes of $10,865, listed as follows:

•

$18,750 to an unrelated individual - current portion

•

$275,000 to an unrelated individual – current portion

•

$91,593 to an unrelated company - current portion of  $45,514 and long term portion of $50,000

•

$210,000 to an unrelated company - current portion

•

$1,650,000 to twenty unrelated individuals through term sheet with the StrikeForce Investor Group – current portion

•

$137,500 to an unrelated company - current portion

As of March 31, 2012, our Company’s open unsecured related party promissory note balances were $722,638, listed as follows:

•

$722,638 to our CEO – current portion

As of March 31, 2012, our Company’s open convertible secured note balances were $542,588, listed as follows:

•

$542,588 to Citco Global (as assigned in 04/09 by YA Global and Highgate House Funds, Ltd.)

As of March 31, 2012 our Company’s open convertible note balances were $1,218,766, net of discount on convertible notes of $275,501, listed as follows:

•

$235,000 to an unrelated company (03/05 unsecured debenture) - current portion

•

$7,000 to an unrelated company (06/05 unsecured debenture) – current portion

•

$10,000 to an unrelated individual (06/05 unsecured debenture) - current portion

•

$40,000 to three unrelated individuals (07/05 unsecured debentures) - current portion

•

$48,755 to an unrelated individual (01/06 unsecured debenture) – current portion

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

•

$30,000 to an unrelated company (03/10 unsecured debenture) – long term portion

•

$75,000 to un unrelated company (12/11 unsecured debenture) - current portion

•

$150,000 to un unrelated company (01/12 unsecured debenture) - current portion

•

$75,000 to un unrelated company (03/12 unsecured debenture) - current portion

As of March 31, 2012 our Company’s open convertible note balances - related parties were $360,500, listed as follows:

•

$268,000 to our CEO – current portion

•

$57,500 to our VP of Technical Services – current portion

•

$30,000 to a relative of our CTO & one of our Software Developers – current portion

•

$5,000 to a relative of our former CFO – current portion

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

Going Concern

 The Report of Our Independent Registered Public Accounting Firm on Our Annual Financial Statements Contains Explanatory Language That Substantial Doubt Exists About Our Ability To Continue As A Going Concern

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying condensed financial statements, we had a working capital deficiency of $10,163,330 and $10,177,078 and deficits in stockholders’ equity of $10,223,235 and $10,262,227 at March 31, 2012 and December 31, 2011, respectively, and net losses of $297,943 and $1,929,638 and net cash used in operating activities of $305,010 and $219,174 for each of the three months then ended. These factors raise substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies

See Notes to the Condensed Financial Statements.

Recently Issued Accounting Pronouncements

Refer to Note 2 in the accompanying condensed interim financial statements.

Additional Information

You are advised to read this Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

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

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”), of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2012. Based upon that evaluation, our CEO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following four material weaknesses which have caused management to conclude that, as of March 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the three months ending March 31, 2012.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Remediation of Material Weaknesses

We intend to remediate the material weaknesses in our disclosure controls and procedures identified above by adding independent director or member with financial expertise or hiring a full-time CFO, with SEC reporting experience, in the future when working capital permits and by working with our independent registered public accounting firm and refining our internal procedures.  To date, we have not been successful in reducing the number of audit adjustments, but will continue our efforts in the coming fiscal year.

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

ITEM 1A. RISK FACTORS

Information about risk factors for the three months ended March 31, 2012, does not differ materially from that set forth in Part I, Item 1A of the Company’s 2011 Annual Report on Form 10-K.

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

In January 2012, we issued 264,705 restricted shares of our common stock, valued at $4,500, to a consultant for a success fee earned from our receipt of the second investment tranche from an investment firm related to a term sheet we executed in November 2011.

In January 2012, we issued 5,058,060 unrestricted shares of our common stock, valued at $0.0165 per share, to a note holder per the terms of a settlement agreement that we executed with the note holder in for the retirement of a $70,000 promissory note.

In January 2012, we issued 1,498,214 restricted shares of our common stock, valued at $0.014 per share, to our former President per the terms of a settlement agreement that we executed with our former President for the retirement of the remaining balance owed to him of $20,975 in accrued interest.

In January 2012, we issued 2,000,000 restricted shares of our common stock to a consultant in consideration of the consultant’s past support to us through several areas of assistance. The shares were valued at $36,000.

In January 2012, we sold to one individual certain units which contained common stock and warrants. We issued 3,418,804 restricted shares of our common stock at $0.017 per share, and warrants to purchase a total of 1,709,402 shares of our common stock, exercisable at $0.03 per share, that expire in January 2015.

In January 2012, we issued warrants to purchase 300,000 shares of our common stock, exercisable at $0.03 per share, per the terms of a consulting agreement we executed in January 2012. The warrants expire in January 2015.

In February 2012, we issued 276,073 restricted shares of our common stock, valued at $4,500, to a consultant for a success fee earned from our receipt of the third investment tranche from an investment firm related to a term sheet we executed in November 2011.

In February 2012, we sold to two individuals, jointly, certain units which contained common stock and warrants. We issued 4,444,444 restricted shares of our common stock at $0.016 per share, and warrants to purchase a total of 2,222,222 shares of our common stock, exercisable at $0.03 per share, that expire in February 2015.

In February 2012, we issued warrants to purchase 150,000 shares of our common stock, exercisable at $0.02 per share, per the terms of a consulting agreement we executed in January 2012, and amended and extended in February 2012. The warrants expire in February 2015.

In March 2012, we issued 321,428 restricted shares of our common stock, valued at $4,500, to a consultant for a success fee earned from our receipt of the fourth investment tranche from an investment firm related to a term sheet we executed in November 2011.

In March 2012, we issued 1,800,000 restricted shares of our common stock, valued at $0.015 per share, to a former consultant per the terms of a settlement agreement that we executed with the former consultant for the retirement of the remaining balance owed to him of $27,000 in trade payables.

In March 2012, we sold to one individual certain units which contained common stock and warrants. We issued 2,717,391 restricted shares of our common stock at $0.015 per share, and warrants to purchase a total of 1,358,696 shares of our common stock, exercisable at $0.03 per share, that expire in February 2015.

In March 2012, we issued restricted shares of our common stock and warrants for subscriptions sold to one individual in October 2011. We issued 1,000,000 restricted shares of our common stock, at $0.011 per share, and warrants to purchase 500,000 shares of our common stock, exercisable at $0.04 per share, that expire in March 2015.

In March 2012, we issued warrants to purchase 150,000 shares of our common stock, exercisable at $0.02 per share, per the terms of a consulting agreement we executed in January 2012, and amended and extended in March 2012. The warrants expire in March 2015.

In March 2012, we issued 7,500 restricted shares of our common stock, valued at $0.015 per share, to a law firm as compensation for general counsel legal services rendered.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

The Company has not made various principal and interest payments on many of its debt obligations. It continues to seek work-out arrangements and applicable refinancing with new or revised debt or equity instruments. See Notes 4, 6, and 9 to the condensed financial statements.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION.

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of StrikeForce Technologies, Inc.(1)
3.2	Amended Articles of Incorporation of StrikeForce Technologies, Inc. (5)
3.3	By-laws of StrikeForce Technologies, Inc. (1)
3.4	Amended By-laws of StrikeForce Technologies, Inc. (5)
10.1	2004 Stock Option Plan. (1)
10.2	Securities Purchase Agreement dated December 20, 2004, by and among StrikeForce Technologies, Inc. and YA Global Investments, LP. (1)
10.3	Secured Convertible Debenture with YA Global Investments, LP. (1)
10.4	Investor Registration Rights Agreement dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement.(2)
10.5	Escrow Agreement, dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement. (2)
10.6	Security Agreement dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement. (1)
10.7	Secured Convertible Debenture with YA Global Investments, LP dated January 18, 2005. (1)
10.8	Royalty Agreement with NetLabs.com, Inc. and Amendments. (1)
10.9	Employment Agreement dated as of May 20, 2003, by and between StrikeForce Technologies, Inc. and Mark L. Kay. (1)
10.10	Amended and Restated Secured Convertible Debenture with YA Global Investments, LP dated April 27, 2005. (1)
10.11	Amendment and Consent dated as of April 27, 2005, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP. (1)
10.12	Securities Purchase Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)
10.13	Investor Registration Rights Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (2)
10.14	Secured Convertible Debenture with Highgate House Funds, Ltd. dated April 27, 2005. (2)
10.15	Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)
10.16	Escrow Shares Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)
10.17	Security Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)
10.18	Network Service Agreement with Panasonic Management Information Technology Service Company dated August 1, 2003 (and amendment). (1)
10.19	Client Non-Disclosure Agreement. (1)
10.20	Employee Non-Disclosure Agreement. (1)
10.21	Secured Convertible Debenture with Highgate House Funds, Ltd. dated May 6, 2005. (2)
10.22	Termination Agreement with YA Global Investments, LP dated February 19, 2005. (1)
10.23	Securities Purchase Agreement with WestPark Capital, Inc. (4)
10.24	Form of Promissory Note with WestPark Capital, Inc. (4)
10.25	Investor Registration Rights Agreement with WestPark Capital, Inc. (4)
10.26	Drawdown Equity Financing Agreement with Auctus Private Equity Fund, LLC, dated May 3, 2012. (6)
10.27	Registration Rights Agreement with Auctus Private Equity Fund, LLC, dated May 3, 2012. (6)
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
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

(6)

Filed as an exhibit to the Registrant’s Form 8-K dated May 9, 2012 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRIKEFORCE TECHNOLOGIES, INC.

Dated: May 21, 2012	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: May 21, 2012	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer