Form 10-Q
period 2012-06-30
StrikeForce Technologies Inc.
filed 2012-08-13
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

      .

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to _____________

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.

Yes      . No   X  .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2012
Common stock, $0.0001 par value	273,050,492

Indicate the number of shares outstanding of each of the issuer’s classes of preferred stock, as of the latest practicable date.

Class A	Outstanding at August 3, 2012
Preferred stock, no par value	3

Transitional Small Business Disclosure Format

Yes      . No   X  .

Documents Incorporated By Reference

None

STRIKEFORCE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

TABLE OF CONTENTS

PART I

ITEM 1.  FINANCIAL STATEMENTS AND NOTES TO INTERIM FINANCIAL STATEMENTS

StrikeForce Technologies, Inc.

June 30, 2012 and 2011

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)

ASSETS
Current Assets:
Cash	$91,191	$-
Accounts receivable	252,363	75,323
Prepayments and other current assets	15,084	12,421
Total current assets	358,638	87,744

Property and equipment, net	6,196	6,838
Patents, net	4,201	4,329
Security deposit	8,684	8,684
Total Assets	$377,719	$107,595

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Bank overdraft	$-	$4,520
Current maturities of convertible notes payable, net of discount of $313,766 and $85,511, respectively	1,221,001	1,153,756
Convertible notes payable - related parties	360,500	360,500
Current maturities of notes payable, net of discount of $5,702 and $14,915, respectively	2,373,533	2,391,849
Notes payable - related parties	722,638	722,638
Accounts payable	874,881	943,642
Accrued expenses	3,741,453	3,542,099
Advance license billing	120,000	-
Derivative liabilities	535,938	334,605
Convertible secured notes payable	542,588	542,588
Capital leases payable	5,532	5,532
Payroll taxes payable	53,901	53,901
Due to factor	209,192	209,192
Total current liabilities	10,761,157	10,264,822

Common stock to be issued	-	25,000
Convertible notes payable, net of current maturities	30,000	30,000
Notes payable, net of current maturities	-	50,000
Total Liabilities	10,791,157	10,369,822

Commitments and contingencies

Stockholders' Deficit
Series A Preferred stock, no par value; 100 shares authorized; 3 shares issued and outstanding	987,000	987,000
Series B Preferred stock at $0.10 par value; 100,000,000 shares authorized; none issued or outstanding	-	-
Preferred stock series not designated, at $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 258,488,099 and 221,388,354 shares issued and outstanding, respectively	25,849	22,139
Additional paid-in capital	17,727,707	17,249,713
Accumulated deficit	(29,153,994)	(28,521,079)
Total Stockholders' Deficit	(10,413,438)	(10,262,227)
Total Liabilities and Stockholders' Deficit	$377,719	$107,595

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Six Months
	Ended		Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Revenues	$168,427	$48,355	$353,081	$149,160

Cost of sales	9,035	5,770	12,021	13,858

Gross profit	159,392	42,585	341,060	135,302

Operating expenses:
Compensation	92,423	88,900	181,407	159,300
Professional fees	101,015	397,614	274,773	772,861
Selling, general and administrative expenses	66,086	1,010,703	140,783	2,299,583
Research and development	91,000	79,969	175,500	163,169
Total operating expenses	350,524	1,577,186	772,463	3,394,913

Loss from operations	(191,132)	(1,534,601)	(431,403)	(3,259,611)

Other (income) expense:
Financing expense	-	-	-	-
Interest and financing expense	187,620	160,041	312,239	286,613
Change in fair value of derivative liabilities	(43,780)	(68,697)	(110,727)	12,344
Gain on the redemption of debt
Forgiveness of debt	-	-	-	(3,460)
Write off payroll tax payable		-		-
Total other expense	143,840	91,344	201,512	295,497

Income tax provision	-	-	-	-

Net loss	$(334,972)	$(1,625,945)	$(632,915)	$(3,555,108)

Net loss per common share - basic and diluted	$(0.001)	$(0.01)	$(0.003)	$(0.03)

Weighted average common shares outstanding - basic and diluted	250,846,370	133,132,196	242,974,139	115,046,295

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED STATEMENT OF STOCKOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(Unaudited)

	Series A Preferred stock, no par value		Common stock at $0.0001 par value		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2011	3	$987,000	221,388,354	$22,139	$17,249,713	$(28,521,079)	$(10,262,227)

Sale of shares of common stock including warrants	-	-	22,554,287	2,255	250,595	-	252,850

Issuance of shares of common stock for consulting services	-	-	2,958,595	296	50,317	-	50,613

Issuance of shares of common stock for settlement and transfer of debt	-	-	8,356,274	836	130,596	-	131,432

Issuance of shares of common stock for financing	-	-	562,500	56	8,944	-	9,000

Issuance of shares of common stock for conversions of	-	-	-	-	-	-	-
convertible notes payable	-	-	2,668,089	267	27,297	-	27,564

Issuance of warrants for consulting services	-	-	-	-	10,245	-	10,245

Net loss	-	-	-	-	-	(632,915)	(632,915)

Balance at June 30, 2012	3	$987,000	258,488,099	$25,849	$17,727,707	$(29,153,994)	$(10,413,438)

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2012	June 30, 2011

Cash flows from operating activities:
Net loss	$(632,915)	$(3,555,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,961	1,977
Forgiveness of debt	-	(3,460)
Amortization of discount on notes payable	(221,864)	46,943
Change in fair value of derivative financial instruments	216,719	12,344
Issuance of preferred stock for employee services	-	987,000
Issuance of stock options for employee and non-employee services	-	1,137,000
Issuance of common stock and warrants for consulting services	33,708	648,916
Financing expense paid through the issuance of common stock	9,000	-
Changes in operating assets and liabilities:
Accounts receivable	(57,040)	(6,361)
Prepaid expenses	(2,663)	3,450
Accounts payable	(41,761)	(30,274)
Accrued expenses	233,787	287,511
Common stock to be issued	(25,000)	-
Net cash used in operating activities	(486,068)	(470,062)

Cash flows from investing activities:
Purchases of property and equipment	(1,192)	(4,900)
Net cash used in investing activities	(1,192)	(4,900)

Cash flows from financing activities:
Bank overdraft repayment	(4,520)	-
Proceeds from sale of common stock	280,000	60,000
Sale of warrants for cash	-	483,312
Proceeds from the exercise of warrants	-	20,000
Repayment of notes payable	(7,529)	(23,866)
Proceeds from convertible notes payable	310,500	-
Proceeds from notes payable - related parties	-	2,800
Repayment of notes payable - related parties	-	(6,600)
Repayment of secured convertible notes payable	-	(93,248)
Net cash provided by financing activities	578,451	442,398

Net change in cash	91,191	(32,564)

Cash at beginning of the period	-	45,925

Cash at end of the period	$91,191	$13,361

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable into common stock	$27,564	$204,399
Issuance of common stock in settlement of debt	$131,433	$-

StrikeForce Technologies, Inc.

June 30, 2012 and 2011

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

The Company is a software development and services company.  The Company owns the exclusive right to license and develop various identification protection software products that were developed to protect computer networks from unauthorized access and to protect network owners and users from identity theft.  The Company has developed a suite of products based upon the licenses and its strategy is to develop and exploit the products for customers in the areas of financial services, e-commerce, corporate, government, healthcare and consumer sectors. In November 2010, the Company received notice that the United States Patent Office (“USTPO”) issued an official Notice of Allowance for the patent application for the technology relating to its ProtectID® product, titled "Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System". In January 2011, the Company received notice that the United States Patent Office issued the Company Patent No. 7,870,599.  The “Out-of-Band Patent” went through a USTPO Re-Examination process starting on August 16, 2011 and concluded on December 27, 2011, with all of the Company's patent claims remaining intact and seven additional Company patent claims being added. In 2011, the Company also submitted an additional continuation patent on the “Out-of-Band” Patent, with another sixty-six additional Company claims now pending. The technology developed by the Company and used in the Company’s GuardedID® product is the subject of a pending patent application.

In December 2011, the Company executed an exclusive agreement with an agent to represent the Company in enforcing the ProtectID® patent. The agent will receive a commission of 50% of the net proceeds resulting from its services.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation -Unaudited Interim Financial Information

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

Fair Value of Financial Instruments

The Company follows applicable accounting guidance for disclosures about fair value of its financial instruments. U.S. GAAP establishes a framework for measuring fair value, and requires disclosures about fair value measurements.  To provide consistency and comparability in fair value measurements and related disclosures, U.S. GAAP establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three levels of fair value hierarchy are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally not observable inputs and not corroborated by market data.

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

The Company’s notes payable, convertible notes payable, convertible secured notes payable, and capital leases payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2012 and December 31, 2011.

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

The fair value model utilized to value the various compound embedded derivatives in the secured convertible notes comprises multiple probability-weighted scenarios under various assumptions reflecting the economics of the secured convertible notes, such as the risk-free interest rate, expected Company stock price and volatility, likelihood of conversion and or redemption, and likelihood of default status and timely registration.  At inception, the fair value of the single compound embedded derivative was bifurcated from the host debt contract and recorded as a derivative liability which resulted in a reduction of the initial notional carrying amount of the secured convertible notes (as unamortized discount which is being amortized over the term of the notes under the effective interest method).

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

Related Parties

Related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

•

Expected volatility of the entity's shares and the method used to estimate it. The Company uses historical data to estimate holder's expected exercise behavior.

•

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option and similar instruments.

•

The expected dividend yield is based on the Company's current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option and similar instruments The Company has not declared any dividends since inception.

The Company's policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. Additionally, the Company's policy is to issue new shares of common stock to satisfy stock option exercises.

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

Net (Loss) per Common Share

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net loss per common share calculation for the interim periods ended June 30, 2012 and 2011 as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011
Warrants issued in connection with debentures	2,773,157	1,925,267

Warrants sold for cash	222,350,000	188,050,000

Warrants issued in consideration of services provided	7,010,000	11,743,200

Warrants issued in connection with the sale of common stock	12,777,144	-

Sub-total - Warrants	244,910,301	201,718,467

Options issued from 5/20/03 to 4/21/11 to employees to purchase common shares exercisable at $0.0025 to $10.00 per share expiring 3 years to 10 years from the date of issuance	140,027,309	140,027,309

Options issued from 12/2/04 to 12/23/10 to consultants to purchase common shares exercisable at $0.006 to $9.00 per share expiring 5 years to 10 years from the date of issuance	2,761,889	2,761,889

Sub-total – Options	142,789,198	142,789,198

Shares of common stock issuable under the conversion feature of convertible notes payable	60,338,607	105,092,148

Total potentially outstanding dilutive common shares	448,038,106	449,599,813

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

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

This Update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012.  Earlier implementation is permitted.

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

As reflected in the accompanying financial statements, the Company has an accumulated deficit at June 30, 2012, and net loss and net cash used in operating activities for the six months ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Convertible Notes Payable

Convertible notes payable at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
(1) Convertible note bearing interest at 8% per annum, originally scheduled to mature on March 28, 2008, with a conversion price of $9.00 per share. As of June 30, 2012, the Company has not received a response from the note holder regarding a settlement agreement.	$235,000	$235,000
(2) Convertible notes bearing interest at 8% per annum with a conversion price of $9.00 per share which was originally scheduled to mature on December 31, 2010. As of June 30, 2012, the Company has not received a response from the note holder regarding a settlement agreement.	50,000	50,000
(3) Convertible note bearing interest at 9% per annum with a conversion price of $1.40 per share which was originally scheduled to mature on December 9, 2010. As of June 30, 2012, the Company has not received a response from the note holder regarding a settlement agreement.	200,000	200,000
(4) Convertible note bearing interest at 9% per with a conversion price of $0.80 per share which was originally scheduled to mature on December 31, 2010. As of June 30, 2012, the Company has not received a response from the note holder regarding a settlement agreement.	150,000	150,000
(5) Convertible note executed in May 2007 bearing interest at 9% per annum with a conversion price of $0.35 per share which was originally scheduled to mature December 31, 2010. As of June 30, 2012, the Company has not received a response from the note holder regarding a settlement agreement.	100,000	100,000
(6) Convertible notes executed in June 2007 bearing interest at 8% per annum which was originally scheduled to mature on December 29, 2010. As of June 30, 2012, the Company has not received a response from the note holder regarding a settlement agreement.	100,000	100,000
(7) Convertible note executed in July 2007 bearing interest at 8% per annum which was originally scheduled to mature on January 2, 2011. As of June 30, 2012, the Company has not received a response from the note holder regarding a settlement agreement.	100,000	100,000
(8) Convertible notes executed in August 2007 bearing interest at 9% per annum which was originally scheduled to mature on August 9, 2010. The Company is pursuing extensions.	120,000	120,000
(9) Convertible notes executed in December 2009 bearing interest at 9% per annum maturing on December 1, 2012, with a conversion price of $0.105 per share. The Company issued 200,000 warrants with an exercise price of $0.10 per share and an expiration date of December 1, 2012 in connection with the notes.	50,000	50,000
(10) Convertible note bearing interest at 8% per annum, maturing on March 31, 2015.	30,000	30,000
(11) Convertible notes, bearing compound interest at 8% per annum, which were originally scheduled to mature on June 30, 2010, with a conversion price of $10.00 per share. Per the terms of a debt purchasing agreement formalized with a consultant in September 2011, the Company transferred one of the notes, in the amount of $10,000, including accrued interest, to the consultant in October 2011 (see Note 11). The Company is pursuing extensions.	48,755	48,755
(12) Four convertible notes bearing interest at 4% per annum, maturing on December 5, 2012, January 3, 2013, January 31, 2013 and March 2, 2013, respectively (see Note 10). On June 15, 2012, the note holder converted $15,000 of the December 5, 2011 into 2,668,089 unrestricted shares of the Company's common stock at $0.005622 per share (see Note 11).	285,000	75,000
(13) Two convertible notes bearing interest at 8% per annum, maturing on January 6, 2013 and February 8, 2013, respectively (see Note 10).	85,500	-
(14) Convertible non-interest bearing notes, with a conversion price of $9.00 per share which matured June 2006 and an 18% convertible note which matured November 2008 with a conversion price of $0.50 per share and 6,667 shares of the Company’s common stock. As of June 30, 2012, the Company has not received a response from the note holders regarding a settlement agreement.	10,512	10,512
	1,564,767	1,269,267
Long term portion	(30,000)	(30,000)
	1,534,767	1,239,267
Discount on convertible notes payable	(313,766)	(85,511)
Current maturities, net of discount	$1,221,001	$1,153,756

At June 30, 2012 and December 31, 2011, accrued interest due for the convertible notes was $592,258 and $534,174, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for the convertible notes payable for the interim period ended June 30, 2012 and 2011 was $58,084 and $48,415, respectively.

Note 5 - Convertible Notes Payable – Related Parties

Convertible notes payable – related parties at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
(1) Convertible note with the VP of Technology bearing interest at the prime rate plus 2% per annum with a conversion price of $10.00 per share, which was originally scheduled to mature on September 30, 2010. The Company issued 500 warrants with an exercise price of $10.00 per share. In April 2012, the note was extended to December 31, 2012.	$50,000	$50,000
(2) Convertible note with the VP of Technology bearing interest at the prime rate plus 4% per annum with a conversion price of $10.00 per share, which matured on September 30, 2010. In April 2012, the note was extended to December 31, 2012.	7,500	7,500
(3) Convertible notes with the CEO bearing interest at 8% per annum with a conversion price of $10.00 per share, which was originally scheduled to mature on April 30, 2011. The Company issued 1,800 warrants with an exercise price of $10.00 per share and expiration dates of February 4, 2014, September 7, 2014 and August 16, 2015. In April 2012, the notes were extended to December 31, 2012.	230,000	230,000
(4) Convertible notes with an employee bearing interest at 8% per annum with a conversion price of $10.00 per share, which was originally scheduled to mature on June 30, 2010.The Company issued 150 warrants with an exercise price of $10.00 per share and expiration dates of August 26, 2015 and September 29, 2015. In April 2012, the notes were extended to December 31, 2012.	15,000	15,000
(5) Convertible note with a relative of a director bearing interest at 8% per annum with a conversion price of $10.00 per share, which matured on June 30, 2010. The Company issued 50 warrants with an exercise price of $10.00 per share and an expiration date of December 7, 2015. In April 2012, the note was extended to December 31, 2012.	5,000	5,000
(6) Convertible note with an employee bearing interest at 8% per annum with a conversion price of $10.00 per share, which matured on June 30, 2010. The Company issued 100 warrants with an exercise price of $10.00 per share and an expiration date of December 6, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. In April 2012, the note was extended to December 31, 2012.	10,000	10,000
(7) Convertible notes with the CEO bearing compound interest at 8% per annum with a conversion price of $10.00 per share, which was originally scheduled to mature on April 30, 2011. The Company issued 380 warrants with an exercise price of $10.00 per share and expiration dates of January 18, 2016 and February 28, 2016. In April 2012, the notes were extended to December 31, 2012.	38,000	38,000
(8) Convertible note with an employee bearing compound interest at 8% per annum with a conversion price of $7.50 per share, which was originally scheduled to mature on June 30, 2010. The Company issued 50 warrants with an exercise price of $10.00 per share and an expiration date of March 6, 2016. In April 2012, the note was extended to December 31, 2012.	5,000	5,000
	$360,500	$360,500

At June 30, 2012 and December 31, 2011, accrued interest due for the convertible notes – related parties was $230,890 and $201,811, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for convertible notes payable – related parties for the interim period ended June 30, 2012 and 2011 was $19,661 and $21,783, respectively.

Note 6 - Notes Payable

Notes payable at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011

(1) Seventy units, with each unit consisting of a 10% promissory note of $25,000, maturing from 1/22/11 to 12/18/11 and with a 10% discount rate, and 82,000 non-dilutable (for one year) restricted shares of the Company’s common stock, at market price. Per the terms of a debt purchasing agreement formalized with a consultant in September 2011, the Company transferred  notes for $50,000 in July 2011 and $25,000 in August 2011, including accrued interest, to the consultant (see Notes 10 and 11). Per the terms of a settlement agreement that the Company executed with the estate of a deceased note holder in November 2011, the Company settled a $25,000, note for restricted shares of its common stock, in December 2011, issued to  two beneficiaries of the estate (see Note 10 and 11). The Company is pursuing extensions on the remaining notes.

	$1,650,000	$1,650,000
(2) Promissory note bearing interest at 10% per annum, maturing on January 23, 2012, with a total of 738,000 shares of common stock (see Note 11). The Company is pursuing an extension.	225,000	225,000
(3) Two units with each unit consisting of a 10% promissory note of $25,000, maturing on April 20, 2012, and 50,000 restricted shares of the Company’s common stock, at market price. The 100,000 shares were issued in June 2009 (see Note 11). The Company is pursuing extensions.	50,000	50,000
(4) 10% promissory note of $50,000 and 82,000 shares of the Company’s common stock, valued at market price, for a total of 164,000 shares of common stock, issued in November 2009 (see Note 11).	50,000	50,000
(5) One unit consisting of a 10% promissory note of $25,000, maturing on June 8, 2012, and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in June 2009 (see Note 11). The Company is pursuing an extension.	25,000	25,000
(6) Three units with each unit consisting of a 10% promissory note of $25,000, maturing on June 25, 2012, and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 150,000 shares of common stock. The shares were issued in August 2009 (see Note 11). The Company is pursuing extensions.	75,000	75,000
(7) 1.4 units with each unit consisting of a 10% promissory note of $25,000, maturing on July 14, 2012 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 70,000 shares of common stock. The shares were issued in August 2009 (see Note 11). The Company is pursuing an extension.	35,000	35,000
(8) One unit consisting of a 10% promissory note of $25,000, maturing on August 18, 2012 and 75,000 restricted shares of the Company’s common stock, at market price (see Note 11).	25,000	25,000
(9) Two units with each unit consisting of a 10% promissory note of $25,000, maturing on September 2, 2012 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The April 2009 agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company also applies to this note. For the six months ended June 30, 2012 and 2011, sales proceeds of $7,529 and $0, respectively, were applied to the note balance (see Notes 10 and 11).	37,985	45,514
(10) Promissory note executed in October 2009 for $50,000, maturing on October 20, 2012. Per the terms of the promissory note, the Company sold 3/4 unit with each unit consisting of a 10% promissory note of $25,000 and 133,333 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock (see Note 11).	18,750	18,750
(11) Promissory note executed in April 2010 for $80,000, bearing interest at 10% per annum, which matured on July 23, 2010, and 500,000 restricted shares of the Company’s common stock, at market price (see Note 11). In May 2011, the Company made a partial payment of $10,000. Per the terms of a settlement agreement that the Company executed with the note holder in January 2012, the Company settled the note, including accrued interest, for unrestricted shares of its common stock (see Note 11).	-	70,000
(12) Promissory note executed in May 2010 for $50,000, bearing interest at 10% per annum, maturing on May 21, 2013, and 200,000 restricted shares of the Company’s common stock, at market price. The April 2009 agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company also applies to this note. For the six months ended June 30, 2012 and 2011, no sales proceeds were applied to the note balance (see Notes 10 and 11).	50,000	50,000
(13) Promissory notes executed in July 2011 bearing interest at 10% per annum, maturing on December 31, 2011. The Company issued 1,000,000 warrants with an exercise price of $0.50 per share and an expiration date of July 15, 2014. The fair value of the warrants issued was $26,200, all of which was expensed in 2011 as interest expense. The Company is pursuing extensions.	87,500	87,500
(14) Promissory note executed in August 2011 bearing interest at 10% per annum, maturing on December 31, 2011. The Company is pursuing an extension.	50,000	50,000
	2,379,235	2,456,764
Long term portion	-	(50,000)
	2,379,235	2,406,764
Discount on notes payable	(5,702)	(14,915)
Current maturities, net of discount	$2,373,533	$2,391,849

At June 30, 2012 and December 31, 2011, accrued interest due for the notes was $986,578 and $867,582, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for notes payable for the six months ended June 30, 2012 and 2011 was $118,996 and $121,487, respectively.

The total long term portion of all funded debt is due as follows: 2015-$30,000.

Note 7 - Notes Payable – Related Parties

Notes payable – related parties at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
(1) Promissory notes executed with the CEO bearing interest at an amended rate of 8% per annum which matured on April 30, 2011. In April 2012, the notes were extended to December 31, 2012.	$504,000	$504,000
(2) Promissory note executed with the CEO bearing interest at 9% per annum which matured on April 30, 2011. The Company issued 20,000 warrants with an exercise price of $1.30 per share and an expiration date of May 25, 2011. The fair value of the warrants issued was $24,300. In April 2012, the note was extended to December 31, 2012.	100,000	100,000
(3) Promissory note with the CEO bearing interest at 8% per annum which matured on April 30, 2011. The Company issued 8,800 warrants with an exercise price of $0.50 per share and an expiration date of February 21, 2012. The fair value of the warrants issued was $3,758. In April 2012, the note was extended to December 31, 2012.	22,000	22,000
(4) Two 10% promissory notes, with the CEO, of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares, which matured on April 30, 2011. In April 2012, the note was extended to December 31, 2012.	50,000	50,000
(5) Promissory notes with the CEO, non-interest bearing, which matured on April 30, 2011. Partial payments of $6,580 were made against the notes in August and September 2010 and $2,700 in February 2011. In April 2012, the notes were extended to December 31, 2012.	31,420	34,120
(6) In October 2010, the Company assigned the proceeds of six open receivables invoices, totaling $20,761, to its CEO. The assignment was non-interest bearing and fee free with a due date of November 20, 2010. Partial repayments were made in October 2010 for $4,218 and November 2010 for $4,125. In April 2012, the note was extended to December 31, 2012 (see Note 10).	12,418	12,418
(7) Promissory note executed in March 2011 with the CEO, non-interest bearing, which matured on April 1, 2011. In April 2012, the note was extended to December 31, 2012.	2,800	2,800
	$722,638	$722,638

At June 30, 2012 and December 31, 2011, accrued interest due for the notes – related parties was $352,142 and $324,179, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for notes payable - related parties for the interim period ended June 30, 2012 and 2011 was $27,963 and $27,830, respectively.

Note 8 – Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with ASC 815, which requires that all derivative financial instruments be recorded in the balance sheets either as assets or liabilities at fair value.

As of June 30, 2012, the Company’s derivative financial instruments are embedded derivatives associated with the Company’s secured and unsecured convertible notes. The Company’s secured convertible debentures issued to YA Global and Highgate in 2005, further assigned to Citco Global (“Citco Global Notes”), and unsecured convertible debentures issued to two unrelated investor firms on December 5, 2011, January 3, 2012, January 31, 2012 and March 2, 2012 (“ICG Notes”) and April 11, 2012 and May 4, 2012 ("Asher Notes"), are hybrid instruments, which individually warrant separate accounting as a derivative instrument. The embedded derivative feature has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability", which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the notes, or 12 months. The embedded derivative feature includes the conversion feature within the notes and an early redemption option.  The compound embedded derivatives within the convertible notes have been recorded at fair value at the date of issuance; and are marked-to-market each reporting period with changes in fair value recorded to the Company’s statement of operations as Change in fair value of derivative liabilities.

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

(2)

Valuation Assumptions- Change in Fair Value of Derivative Liability Related to Citco Global Notes

The following assumptions were used for the valuation of the derivative liability related to the Citgo Global Notes:

•

The principal balance of the 2005 Notes as of 6/30/12 is $532,395;

•

The stock price of $0.0085 based market data as of 6/30/12;

•

The projected volatility curve for each valuation period was based on the Company’s historical volatility :

•

An event of default would occur 1% of the time, increasing 0.10% per month to a maximum of 10%;

•

Alternative financing would be initially available to redeem the note 10% of the time and increase monthly by 0.1% to a maximum of 20%.

•

The monthly trading volume would average $320,407 over a year and would increase at 1% per period; and

•

The Holder would automatically convert the notes at a stock price of $0.13 (the higher of: 2 times the conversion price or 1.5 times the stock price) if the registration was effective and the company was not in default.

As of June 30, 2012, the estimated fair value of derivative liabilities on secured convertible notes of Citco Global was $152,804.

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

•

The company would redeem (at 115% in the 1st 180 days) the notes projected initially at 0% of the time and increase monthly by 2.0% to a maximum of 10.0% (from alternative financing being available for a Redemption event to occur); and

•

The Holder would automatically convert the note at the maximum of 2 times the conversion price if the company was not in default with the target exercise price dropping as maturity approaches.

Based on relevant information available, the estimated fair value for the derivatives as of issuance on the four ICG Notes is as follows:

Valuation Date:	12/5/2011	1/3/2012	1/31/2012	3/2/2012
Notional Amount	75,000	75,000	75,000	75,000
Note Balance	75,000	75,000	75,000	75,000
Derivative Value - Notes	73,679	76,421	77,011	73,141

(4)

Valuation Assumptions- Fair Value on Conversion Date for Derivative Liabilities Related to ICG Notes

On June 11, 2012, $15,000 of the December 5, 2011 ICG Note was converted to 2,668,089 of the Company’s common shares. The 12/5/11 ICG derivative instrument was valued at conversion of $15,000 on 6/11/12. The following assumptions were used for the valuation of the derivative liability related to the conversion of the 12/5/11 ICG Note:

•

The conversion amounts with an initial ICG conversion price of 60% of the lowest bid out of the 10 previous days (effective rates of 50.56% as of 6/11/12).

•

The projected volatility curve for each valuation period was based on the historical volatility of the company;

•

An event of default would occur 1% of the time, increasing 1.00% per month to a maximum of 10%;

•

The Holder would redeem based on availability of alternative financing, increasing 2.0% monthly to a maximum of 10%; and

•

The Holder would automatically convert the note at maturity if the registration was effective and the company was not in default.

Based on relevant information available, the estimated fair value for the derivatives as of conversion on the December 5, 2011 ICG Note was $ 15,386.

(5)

Valuation Assumptions- Change on Fair Value of Derivative Liabilities Related to ICG Notes

On June 11, 2012, $15,000 of the December 5, 2011 ICG Note was converted to common shares. On June 30, 2012, the four existing derivative instruments from ICG were valued.  The following assumptions were used for the valuation of the derivative liability related to the ICG Notes:

•

The notes face amount as of 6/30/12 is $285,000 with an initial conversion price of 60% of the lowest bid out of the 10 previous days (effective rates of 49.79%).

•

The projected volatility curve for each valuation period was based on the historical volatility of the company;

•

An event of default would occur 1% of the time, increasing 1.00% per month to a maximum of 10%;

•

The company would redeem (at 115% in the 1st 180 days) the notes projected initially at 0% of the time and increase monthly by 2.0% to a maximum of 10.0% (from alternative financing being available for a Redemption event to occur; and

•

The Holder would automatically convert the note at the maximum of 2 times the conversion price if the company was not in default with the target exercise price dropping as maturity approaches.

As of June 30, 2012, the estimated fair value of derivative liabilities on the unsecured convertible notes from ICG was $287,252.

(6)

Valuation Assumptions- Fair Value on Issuance Date for Derivative Liabilities Related to Asher Notes

The following assumptions were used for the valuation of the derivative liability related to the issuance of the Asher Notes:

•

The notes convert with an initial conversion price of 58% of the average of the 5 or 3 lowest bid out of the 10 previous days (effective rates of 49.01% as of 4/11/12 and 52.27% as of 5/4/12);

•

The projected volatility curve for each valuation period was based on the historical volatility of the company:

	1 year	2 year	3 year	4 year	5 year
3/31/12	248%	462%	639%	834%	876%
4/11/12	230%	460%	610%	834%	876%
5/4/12	210%	453%	581%	832%	874%
06/11/12	186%	441%	571%	829%	871%
6/30/12	176%	435%	568%	827%	869%

•

An event of default would occur 1% of the time, increasing 1.00% per month to a maximum of 10%;

•

The company would redeem (at 130% on average in the 1st 90 days and 145% on average from 91 to 180 days) the notes projected initially at 0% of the time and increase monthly by 2.0% to a maximum of 10.0% (from alternative financing being available for a Redemption event to occur); and

•

The Holder would automatically convert the note at the maximum of 2 times the conversion price if the company was not in default with the target exercise price dropping as maturity approaches.

Based on relevant information available, the estimated fair value for the derivatives as of issuance on the two Asher Notes is as follows:

Valuation Date:	4/11/2012	5/4/2012
Notional Amount	53,000	32,500
Note Balance	53,000	32,500
Derivative Value - Notes	60,220	40,653

(7)

Valuation Assumptions- Change on Fair Value of Derivative Liabilities Related to Asher Notes

On June 30, 2012, the two existing derivative instruments from Asher were valued.  The following assumptions were used for the valuation of the derivative liability related to the Asher Notes:

•

The notes face amount as of 6/30/12 is $85,500 with an initial conversion price of 58% of the average of the 5 or 3 lowest bid out of the 10 previous days (effective rates of 47.74% for the 4/11/12 Asher Note; 51.98% for the 5/4/12 Asher Note).

•

The projected volatility curve for each valuation period was based on the historical volatility of the company;

•

An event of default would occur 1% of the time, increasing 1.00% per month to a maximum of 10%;

•

The company would redeem (at 115% in the 1st 180 days) the notes projected initially at 0% of the time and increase monthly by 2.0% to a maximum of 10.0% (from alternative financing being available for a Redemption event to occur); and

•

The Holder would automatically convert the note at the maximum of 2 times the conversion price if the company was not in default with the target exercise price dropping as maturity approaches.

As of June 30, 2012, the estimated fair value of derivative liabilities on the unsecured convertible notes from Asher was $95,882.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative warrant liabilities	$535,938	$-	$-	$535,938	$535,938

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2011 and  the six months ended June 30, 2012 :

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants	Total

Balance, December 31, 2010	$424,671	$424,671
Total gains or losses (realized/unrealized)
Included in net (income) loss	(163,745)	(163,745)
Included in other comprehensive income	-	-
Purchases, issuances and settlements	73,679	73,679
Transfers in and/or out of Level 3	-	-
Balance, December 31, 2011	$334,605	$334,605
Total gains or losses (realized/unrealized)
Included in net (income) loss	(110,727)	(110,727)
Included in other comprehensive income	-	-
Purchases, issuances and settlements	312,060	312,060
Transfers in and/or out of Level 3	-	-
Balance, June 30, 2012	$535,938	$535,938

Note 9 - Convertible Secured Notes Payable

Convertible secured notes payable consisted of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Citco Global Custody NV (assigned from YA Global/Highgate)	$542,588	$542,588

Total convertible secured notes payable	$542,588	$542,588

At June 30, 2012, the Company's outstanding convertible secured notes payable are secured through the note holder's claim on the Company's intellectual property.

The Citco Global secured convertible debentures are fully matured. The Company has been in contact with the note holder who has indicated that it has no present intention of exercising its right to convert the debentures into restricted shares of the Company's common stock.

Conversions to Common Stock

For the six months ended June 30, 2012 and 2011, Citco Global had no conversions.

Note 10 - Commitments and Contingencies

Payroll Taxes

At December 31, 2011, the Company recorded $53,901 of payroll taxes, of which approximately $45,000 were delinquent from the year ended December 31, 2003. The Company had also recorded $32,462 of related estimated penalties and interest on the delinquent payroll taxes. In June 2012, the Company determined to re-examine the nature and amounts of this accrued liability.

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

For the six months ended June 30, 2012 and 2011, the Company contributed plan dollars of $1,094 and $0, respectively.

Lease Agreements

The Company operates from a leased office in New Jersey. Per the terms of the lease agreement with the landlord, the Company pays a monthly base rent of $3,807 commencing on July 1, 2009 through the lease termination date of January 31, 2013. The landlord holds the sum of $8,684 as the Company’s security deposit.

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

In December 2011, the Company executed an exclusive agreement with an agent to represent the Company in enforcing its “Out-of-Band” patent No. 7,870,599. The agent will receive a commission of 50% of the net proceeds resulting from their services (see Note 2). As of June 30, 2012, no commissions were paid to the agent relating to the agreement.

In December 2011, the Company executed a joint venture agreement with a marketing firm whereby the parties will develop and execute marketing strategies for the Company’s products. The parties will share revenues resulting from the efforts of the joint venture at 50% each. As of June 30, 2012, no revenues were attributed to the agreement.

In December 2011, the Company executed a business development agreement with a consulting firm, which was amended in December 2011, having a six month term. In consideration of the agreement, the Company, at its sole discretion, will issue up to 5,000,000 restricted shares of its common stock, at the conclusion of the agreement, providing the Company is satisfied with the consultant’s performance relating to the agreement. At its sole discretion, the Company may issue half of the above shares after 90 days of the agreement date and the shares would be placed in escrow for the consultant. As of June 30, 2012, no shares were issued to the consultant relating to the agreement.

In January 2012, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining clients and investors. The consultant will receive a fee of $5,000 per month and warrants to purchase 150,000 shares of the Company’s common stock, exercisable at $0.03 per share. The consultant also received warrants to purchase 150,000 shares of the Company’s common stock, exercisable at $0.03 per share, upon execution of the agreement. The warrants have a three year term. The term of the agreement was one month. The agreement was amended and extended for February, March and April 2012. The amendments reduced the exercise price of the warrants to $0.02 per share. In July 2012, the agreement was amended for an additional one month extension and the monthly fee was increased to $5,500 and the issuance of warrants to purchase 165,000 shares of the Company’s common stock, exercisable at $0.02 per share, with a three year term. The Company issued warrants to purchase 150,000 shares of the Company’s common stock, exercisable at $0.02 per share in July 2012. The warrants have a three year term (see Notes 11 and 14).

In January 2012, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining investors. The consultant will receive a commission of 5% of all financing raised as a result of the consultant’s efforts. The consultant will also receive, as a commission, 10% of all financing raised as a result of the consultant’s efforts in the form of warrants to purchase shares of the Company’s common stock, exercisable at $0.02 per share. The warrants have a three year term. The term of the agreement is two years. As of June 30, 2012, no financing was raised relating to the agreement.

In February 2012, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining clients. The consultant will receive a commission of 50% of all contracted revenues and 50% of the first renewal of all contracted revenues, for new clients, and 25% of all contracted revenues for existing clients, recorded as a result of the consultant’s efforts. In March 2012, the agreement was amended to increase the 25% commission rate to 35%. The parties may elect to remit commissions in the form of restricted shares of the Company’s common stock, with a maximum amount of shares issued in one year not to exceed 5,000,000 shares. The agreement also includes performance incentives whereby the consultant will receive bonus restricted shares of the Company’s common stock at the end of the agreement term as follows: one million shares if contracted revenues exceed $1,000,000, two million shares if contracted revenues exceed $2,000,000, three million shares if contracted revenues exceed $3,000,000 and four million shares if contracted revenues exceed $4,000,000. At the end of the first year of the agreement, the consultant will also have the option to purchase restricted shares of the Company’s common stock directly from the Company at a 25% discount of the then current market price on the last day of the contract, up to a maximum of 5,000,000 shares. The term of the agreement is one year with automatic renewals. As of June 30, 2012, no revenues were recorded relating to the agreement.

In April 2012, the Company entered into a consulting agreement with a firm whereby the consultant will provide public relations services to the Company. The consultant will receive a fee of $7,000 per month and $500 per month in the form of restricted shares of the Company's common stock valued on the closing market price of the first day of each month that the agreement is in effect. The agreement term is May 1, 2012 to October 31, 2012 and may be renewed upon mutual agreement (see Notes 11 and 14).

Term Sheet

In November 2011, the Company executed a term sheet with an investor firm whereby the firm would invest in the Company up to $450,000, in tranches of $75,000 per month for six months, in the form of convertible promissory notes, bearing interest at 4% per year, with maturity dates of 12 months from the date issuance (see Notes 4, 9 and 10 above). A broker fee of 12% will be deducted from each tranche and the notes will include a 15% prepayment penalty. The investor firm may process conversions after six months from the date of each closing. Conversions will include a 40% discount to the lower of (i) the average closing bid price of the Company’s common stock for the previous ten days of a conversion notice or (ii) the closing bid price on the date of the conversion notice. In December 2011, the Company received the first tranche of $66,000, net of the $9,000 broker fee, and executed a convertible promissory note and securities purchase agreement per the terms of the term sheet (see Note 4).  Additional closings, for the same amounts, were held in January (two closings) and March (one closing) 2012. The debentures contain an embedded derivative feature (see Note 9). In March 2012, the investor firm notified the Company that it has elected to terminate the term sheet and no further closings will occur.

In March 2012, the Company executed a term sheet with an investor firm whereby the firm would invest in the Company $53,000 in the form of a convertible promissory notes, bearing interest at 8% per year, with a maturity date 9 months from the date issuance. A closing fee of $3,000 would be deducted from the tranche and the note would include a tiered prepayment penalty. The investor firm may process conversions after six months from the date of the closing. Conversions would include a 42% discount to the average closing bid price of the Company’s common stock for the previous ten days of a conversion notice, using the average of the three lowest trading prices. In April 2012, the Company received the tranche of $50,000, net of the $3,000 closing fee, and executed a convertible promissory note and securities purchase agreement per the terms of the term sheet. In May 2012, the investor firm invested an additional $32,500 in the Company governed by the terms of the term sheet and in the form of a convertible promissory note for $32,500. The Company received the second tranche of $30,000, net of a $2,500 closing fee, in May 2012 (see Note 4). The Company recorded the closing fees of $2,500 as deferred financing costs. For the six months ended June 30, 2012, the Company expensed $1,332 of financing expenses related to the deferred financing costs. In July 2012, the Company executed a new term sheet with the investor firm and received $40,000, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the terms of the term sheet (see Note 14).

Drawdown Equity Financing Agreement

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

Under the Registration Rights Agreement, the Company has committed to file a Registration Statement with the U.S. Securities and Exchange Commission (“SEC”) within forty five (45) days of the execution of the Equity Agreement, covering the Registrable Securities. The Company filed a General Form for Registration of Securities (“Form S-1”) on June 11, 2012 and received the SEC comments on July 12, 2012. The Company filed an amendment to the Form S-1 with the SEC on July 27, 2012.

As further consideration for entering into and structuring the Equity Facility, the Company shall pay to the investor firm a non-refundable origination fee equal to the value of $15,000, consisting of $3,000 already paid, $3,000 in a stock or cash combination thirty (30) days after the Form S-1 registration statement is declared effective, and 562,500 shares of common stock, valued at $0.016 per share and issued in May 2012, which shares were included in the registration statement (see Note 11).

The Company will determine the amount of each drawdown pursuant to the terms, conditions, and limitations specified in the Equity Agreement.  Company management intends to use the Equity Facility on an as needed basis for marketing, advertising and growth.  No assurances can be provided as to the amount the Company will drawdown, if any. As of the filing date of the Company's Form 10-Q for June 30, 2012, the Company was able to cover expenses from operating cash flow and did not exercise any part of the financing arrangement.

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

The consultant had also agreed to purchase $100,000 of additional restricted shares of the Company’s common stock commencing in October 2011, at $20,000 per tranche. The Company plans to use the proceeds of the sale of the stock solely to reduce accrued payroll and related payroll taxes. As of June 30, 2012, no additional shares have been purchased.

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

Loan Repayment Agreement

In April 2009, the Company signed an agreement whereby two promissory notes executed with a distributor of its products were to be repaid from the proceeds of sales of the Company’s products sold by the distributor for the Company. In September 2009, the Company executed an additional promissory note with the distributor that is included in the loan repayment agreement. In May 2010, the Company executed an additional promissory note with the distributor that is included in the loan repayment agreement. For the six months ended June 30, 2012 and 2011, sales proceeds of $7,529 and $13,866, respectively, were applied to the balance of the notes (see Notes 6 and 11).

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

Due to Factor

In March 2007, the Company entered into a sale and subordination agreement with a factoring firm whereby the Company sold its rights to two invoices, from February 2007 and March 2007, totaling $470,200 to the factor.  Upon signing the agreement and providing the required disclosures, the factor remitted 65%, or $144,440, of the February 2007 invoice and a certain percentage of $53,010 of the March 2007 invoice to the Company.  The Company paid a $500 credit review fee to the factor relating to the agreement.  Per the terms of the agreement, once the Company’s client remits the invoice amount to the factor, the factor deducts a discount fee from the remaining balance of the factored invoices and forwards the net proceeds to the Company.  The discount fee is computed as a percentage of the face amount of the invoice as follows: 2.25% fee for invoices paid within 30 days of the down payment date with an additional 1.125% for each 15 day period thereafter. In September 2007, the February 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In December 2007, the March 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In February 2008, the Company and the factor agreed to a total settlement amount of $75,000, which was scheduled to be paid by the Company to the factor in September 2008 unless both parties mutually agreed to extend the due date. In September 2008, the Company and the factor reached a verbal agreement to extend the due date to December 31, 2008. The Company is pursuing a further extension. As of June 30, 2012, the balance due to the factor by the Company was $209,192 including interest.

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

The Series B Preferred Stock shall have preferential liquidation rights in the event of any liquidation, dissolution or winding up of the Company, such liquidation rights to be paid from the assets of the Company not delegated to parties with greater priority at $1.00 per share or, in the event an aggregate subscription by a single subscriber of the Series B Preferred Stock is greater than $100,000,000, $0.997 per share. The Series B Preferred Stock shall be convertible to a number of shares of common stock equal to the price of the Series B Preferred Stock divided by the par value of the Series B Preferred Stock. The option to convert the shares of Series B Preferred Stock may not be exercised until three months following the issuance of the Series B Preferred Stock to the recipient shareholder. The Series B Preferred Stock shall have ten votes on matters presented to the shareholders of the Company for one share of Series B Preferred Stock held. The initial price of the Series B Preferred Stock shall be $2.50, (subject to adjustment by the Company’s Board of Directors) until such time, if ever, the Series B Preferred Stock are listed on a secondary and/or public exchange.  As of June 30, 2012, no shares of Series B Preferred Stock have been issued.

Issuance of Series A Preferred Stock

In February 2011, the Company issued three shares of non-convertible Series A preferred stock valued at $329,000 per share, or $987,000 in aggregate, for voting purposes only, to the three members of the management team at one share each. The issued and outstanding shares of the Series A preferred stock have voting rights equal to eighty percent of the total issued and outstanding shares of the Company's common stock (see Note 10). This effectively provided them, upon retention of their Series A Preferred Stock, voting control on matters presented to the shareholders of the Company. They have each irrevocably waived their conversion rights relating to the Series A preferred shares issued. The Company expensed $987,000 in stock based compensation expense related to the issuance of the shares in 2011.

Common Stock

In February 2011, an  increase of the authorized shares of the Company’s common stock from one hundred million (100,000,000) to five hundred million (500,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to the Company’s Certificate of Incorporation with the Wyoming Secretary of State.

Issuance of Common Stock for Services

In December 2009, the Company entered into a retainer agreement with an attorney, whereas the attorney acts as house counsel for the Company with respect to all general corporate matters.  The agreement is at will and required a payment of 100,000 shares of common stock, valued at $0.05 per share, due upon execution. Commencing on January 1, 2010, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market. For the six months ended June 30, 2012 and 2011, the Company issued 7,500 shares of common stock, valued at $113, and 15,000 shares of common stock, valued at $460, respectively, all of which have been expensed as legal fees, related to the agreement. In July 2012, the Company issued 7,500 shares of common stock, valued at $47, related to the agreement (see Note 14).

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

In May 2012, the Company entered into a consulting agreement with a firm whereby the consultant will provide public relations services to the Company. The consultant will receive a fee of $7,000 per month and $500 per month in the form of restricted shares of the Company's common stock valued on the closing market price of the first day of each month that the agreement is in effect. In May 2012, the consultant received 33,334 shares of the Company’s common stock, valued at $500 and in June 2012, the consultant received 55,555 shares of the Company’s common stock, valued at $500. The value of all of the shares issued has been expensed as consulting fees. In July 2012, the consultant received 62,500 shares of the Company’s common stock, valued at $500 (see Notes 10 and 14).

Issuance of Common Stock for Financing

In January 2009, the Company executed a promissory note for $225,000, bearing interest at 10% per annum, maturing on January 23, 2012. Per the terms of the promissory note, the note holder of a $100,000 convertible note, executed in July 2008, rolled the convertible note balance and accrued interest owed into a purchase of nine units with each unit consisting of a 10% promissory note of $25,000 for a total of $225,000 and 82,000 shares of the Company’s common stock, valued at $0.06, for a total of 738,000 shares of common stock. An additional loan to the Company, in January 2009, of $100,000 by the note holder was included as part of the purchase of the nine units (see Note 6). The shares were issued in February 2009. For the six months ended June 30, 2012 and 2011, the Company expensed $0 and $11,070, respectively, of financing expenses related to the shares.

In March 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on March 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The shares were issued in April 2009. For the six months ended June 30, 2012 and 2011, the Company expensed $417 and $833, respectively, of financing expenses related to the shares (see Notes 6 and 10).

In April 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on April 10, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. For the six months ended June 30, 2012 and 2011, the Company expensed $417 and $833, respectively, of financing expenses related to the shares (see Notes 6 and 10).

In May 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on May 27, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The shares were issued in June 2009. For the six months ended June 30, 2012 and 2011, the Company expensed $417 and $500, respectively, of financing expenses related to the shares (see Note 6).

In June 2009, the Company executed a promissory note for $25,000, bearing interest at 10% per annum, maturing on June 8, 2012. Per the terms of the promissory note, the note holder purchased one unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in June 2009. For the six months ended June 30, 2012 and 2011, the Company expensed $208 and $250, respectively, of financing expenses related to the shares (see Note 6).

In June 2009, the Company executed a promissory note for $75,000, bearing interest at 10% per annum, maturing on June 12, 2012. Per the terms of the promissory note, the note holder purchased three units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 150,000 shares of common stock. The shares were issued in August 2009. For the six months ended June 30, 2012 and 2011, the Company expensed $1,000 and $1,000, respectively, of financing expenses related to the shares (see Note 6).

In July 2009, the Company executed a promissory note for $35,000, bearing interest at 10% per annum, maturing on July 14, 2012. Per the terms of the promissory note, the note holder purchased 1.4 units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 70,000 shares of common stock. The shares were issued in August 2009. For the six months ended June 30, 2012 and 2011, the Company expensed $467 and $467, respectively, of financing expenses related to the shares (see Note 6).

In August 2009, the Company executed a promissory note for $25,000, bearing interest at 10% per annum, maturing on August 18, 2012. Per the terms of the promissory note, the note holder purchased one unit consisting of a 10% promissory note of $25,000 and 75,000 restricted shares of the Company’s common stock, at market price. The shares were issued in August 2009. For the six months ended June 30, 2012 and 2011, the Company expensed $500 and $500, respectively, of financing expenses related to the shares (see Note 6).

In September 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on September 2, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. For the six months ended June 30, 2012 and 2011, the Company expensed $917 and $917, respectively, of financing expenses related to the shares (see Notes 6 and 10).

In October 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on October 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 82,000 restricted shares of the Company’s common stock, valued at $0.10 per share, for a total of 164,000 shares of common stock. The shares were issued in November 2009. For the six months ended June 30, 2012 and 2011, the Company expensed $0 and $2,733, respectively, of financing expenses related to the shares (see Note 6).

In October 2009, the Company executed a promissory note for $18,750, bearing interest at 10% per annum, maturing on October 27, 2012. Per the terms of the promissory note, the note holder purchased three/fourths of one unit with each unit consisting of a 10% promissory note of $25,000 and 133,333 restricted shares of the Company’s common stock, valued at $0.10 per share, for a total of 100,000 shares of common stock. For the six months ended June 30, 2012 and 2011, the Company expensed $0 and $1,667, respectively, of financing expenses related to the shares (see Note 6).

In December 2009, the Company executed a promissory note for $7,500, bearing interest at 10% per annum, maturing on December 4, 2012. As consideration for executing the note, the Company issued 150,000 shares of restricted common stock, valued at $0.10 per share, to the note holder. For the six months ended June 30, 2012 and 2011, the Company expensed $1,250 and $2,500, respectively, of financing expenses related to the shares (see Note 6).

In May 2010, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on May 21, 2013. As consideration for executing the note, the Company issued 200,000 shares of restricted common stock, valued at $0.009 per share, to the note holder. For the six months ended June 30, 2012 and 2011, the Company expensed $300 and $300, respectively, of financing expenses related to the shares (see Notes 6 and 10).

In May 2012, the Company issued 562,500 restricted shares of its common stock, valued at $9,000, to an investor firm as consideration for entering into and structuring an Equity Facility Agreement. The shares were included in the Form S-1 the Company with the SEC in June 2012. The value of the shares has been expensed as financing expense (see Note 10).

Issuance of Common Stock for Settlement of Accounts Payable

In August 2011, the Company issued 900,000 shares of its common stock, valued at $0.03 per share, to a vendor for settlement of accounts payable. In March 2012, the remaining accounts payable balance was settled and the Company issued 1,800,000 shares of its common stock, valued at $0.015 per share, to the vendor (see Note 10).

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

Conversions to Common Stock

For the six months ended June 30, 2012 and 2011, ICG converted $15,000 of the ICG note dated December 5, 2011 into 2,668,089 unrestricted shares of the Company’s common stock. The conversion price was $0.005622 per share.

Sale of Shares of Common Stock

In June 2011, the Company sold to two individuals certain units which contained common stock. The Company issued 3,000,000 shares of its common stock at $0.02 per share.

In August 2011, the Company sold to one individual certain units which contained common stock and warrants. The Company issued 1,000,000 shares of its common stock at $0.03 per share and warrants to purchase 500,000 shares of the Company’s common stock, exercisable at $0.04 per share that expire in August 2014.

In September 2011, the Company sold to three individuals certain units which contained common stock. The Company issued 5,000,000 shares of its common stock at $0.02 per share for 4,000,000 shares and $0.025 per share for 1,000,000 shares.

In October 2011, the Company sold subscriptions to one individual for certain units containing common stock and warrants. The units were for 1,000,000 shares of its common stock at $0.025 per share and warrants to purchase 500,000 shares of the Company’s common stock, exercisable at $0.04 per share that expire three years from the date of issuance. The shares and warrants were formally issued in March 2012. The Company recorded the value of the shares as common stock to be issued at December 31, 2011 and included them into loss per share purposes for 2011.

In November 2011, the Company sold to two individuals certain units which contained common stock and warrants. The Company issued 2,000,000 shares of its common stock at $0.025 per share, 1,000,000 shares to each individual, and warrants to purchase a total of 1,500,000 shares of the Company’s common stock, exercisable at $0.04 per share that expire in October 2014.

In January 2012, the Company sold subscriptions to one individual for certain units containing common stock and warrants. The Company issued 3,418,804 shares of its common stock at $0.017 per share and warrants to purchase a total of 1,709,402 shares of the Company’s common stock, exercisable at $0.03 per share that expire in January 2015.

In February 2012, the Company sold subscriptions to one individual for certain units containing common stock and warrants. The Company issued 4,444,444 shares of its common stock at $0.016 per share and warrants to purchase a total of 2,222,222 shares of the Company’s common stock, exercisable at $0.03 per share that expire in February 2015.

In March 2012, the Company sold subscriptions to one individual for certain units containing common stock and warrants. The Company issued 2,717,391 shares of its common stock at $0.015 per share and warrants to purchase a total of 1,358,696 shares of the Company’s common stock, exercisable at $0.03 per share that expire in February 2015.

In April 2012, the Company sold to three individuals certain units which contained common stock and warrants. The Company issued 6,973,640 shares of its common stock at $0.01 per share for 2,469,136 shares and $0.011 per share for 4,504,504 shares. The Company also issued warrants to purchase a total of 3,486,830 shares of the Company’s common stock, exercisable at $0.02 per share, that expire in April 2015.

In June 2012, the Company sold subscriptions to one individual for certain units containing common stock and warrants. The Company issued 4,000,008 shares of its common stock at $0.007 per share and warrants to purchase a total of 2,000,004 shares of the Company’s common stock, exercisable at $0.02 per share that expire in June 2015.

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

Issuance of Warrants for Financing and Acquiring Services

In connection with consulting agreements, the Company issued warrants for 13,675,950 shares to consultants, all of which were deemed earned upon issuance, as of June 30, 2012. The fair value of these warrants granted, estimated on the date of grant using the Black-Scholes option-pricing model, was $515,578, which has been recorded as consulting expenses.

The table below summarizes the Company’s warrant activities through June 30, 2012:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance Contractual Term	Intrinsic Value (in thousands)
Balance, January 1, 2011	122,968,467	$0.004 - $ 10.00	$0.039	$1,312,645	$ ---
Granted	118,000,000	$0.02 - $ 0.50	$0.062	$1,430,013	$ ---
Exercised	-	-	$-	$-	$ ---
Balance, December 31, 2011	240,968,467	$0.004 - $ 10.00	$0.05	$2,742,658	$ ---
Granted	12,027,144	$0.02 - $0.04	$0.03	$80,027	$ ---
Expired	(8,085,310)	$0.004 - $ 5.50	$0.21	$-	$ ---
Balance, June 30, 2012	244,910,301	$0.015 - $ 10.00	$0.04	$2,822,685	$ ---
Exercisable, June 30, 2012	244,910,301	$0.015 - $ 10.00	$0.04	$2,822,685	$ ---

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$10.00	8,050	2.21	$10.000	8,050	$10.000

$0.02 - $0.80	244,902,251	2.76	0.043	244,902,251	0.043

	244,910,301	2.76	$0.040	244,910,301	$0.04

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

Options awarded in April 2011

On April 21, 2011, the Company awarded 70,000,000 stock options to the Company’s management team and employees exercisable at $0.01 per share expiring five (5) years from the date of grant vest over an eight month period.

The Company estimated the fair value of 2011 options on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

April 21, 2011
Risk-free interest rate	2.14%
Dividend yield	0.00%
Expected volatility	313%
Expected option life	5 years

The table below summarizes the Company’s Incentive Plan stock option activities through June 30, 2012:

	Number of Option Shares	Fair Value at the Date of Grant	Exercise Price Range Per Share	Weighted Average Exercise Price	Weighted Average Remaining (in years) Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2011	70,027,309	$1,184,621	$0.0025 - $ 10.00	$0.018	3.7	$ ---
Granted	70,000,000	$2,030,000	$0.01	$0.010	4.3	$ ---
Cancelled	-	-	-	$-	-	$ ---
Balance, December 31, 2011	140,027,309	$3,214,621	$0.0025 - $10.00	$0.014	4.0	$ ---
Granted	-	-	-	$-	-	$ ---
Balance, June 30, 2012	140,027,309	$3,214,621	$0.0025 - $10.00	$0.018	3.53	$ ---
Vested and Exercisable, June 30, 2012	140,027,309	$3,214,621	$0.0025-$10.00	$0.018	3.53	$ ---

As of June 30, 2012, an aggregate of 140,027,309 options were outstanding under the incentive plan and 59,972,691 shares were available for future issuance.

The following table summarizes information concerning outstanding and exercisable Incentive Plan options as of June 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$10.000	37,500	2.16	$10.000	37,500	$10.000
$1.000	105,000	4.01	1.000	105,000	1.000
$0.0025 - $0.375	139,884,809	3.51	0.014	139,884,809	0.014

	140,027,309	3.53	$0.018	140,027,309	$0.018

Non-Incentive Plan Stock Option Grants

As of June 30, 2012, an aggregate of 2,761,889 non-plan, non-qualified options for non-employees were outstanding. The exercise price for 2,000,000 options (granted in December 2010) is $0.006, for 760,000 options is $3.60 and for 1,889 options is $9.00, yielding a weighted average exercise price of $1.001.

At June 30, 2012, there were 2,761,889 vested non-plan, non-qualified stock options outstanding of which 2,000,000 options are exercisable at $0.006, 760,000 options are exercisable at $3.60 and 1,889 options are exercisable at $9.00.

Note 13 - Concentration of Credit Risk

Customers and Credit Concentrations

Revenue concentrations for the six months ended June 30, 2012 and 2011 and the accounts receivables concentrations at June 30, 2012 and December 31, 2011 are as follows:

	Net Sales for the Six months Ended		Accounts receivable At
	June 30, 2012	June 30, 2011	June 30, 2012	December 31, 2011
Customer A	63.2%	35.0%	46.3%	78.0%
Customer B	12.6%	22.8%	-%	9.1%
Customer C	11.3%	-%	-%	-%
Customer E	-%	-%	47.6%	-%

	87.1%	57.8%	93.9%	87.1%

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

Convertible Notes Payable

In July 2012, the Company executed a securities purchase agreement and convertible note for $42,500, bearing interest at 8% per annum, maturing on April 30, 2013, per a term sheet executed in July 2012 with an investor firm. A closing fee of $2,500 was deducted from the tranche and the note included a tiered prepayment penalty. The investor firm may process conversions after six months from the date of the closing. Conversions will include a 42% discount to the average closing bid price of the Company’s common stock for the previous ten days of a conversion notice, using the average of the three lowest trading prices (see Note 10).

Issuance of Common Stock for Services

In July 2012, the Company issued 7,500 shares of common stock, valued at $47, to an attorney related to a retainer agreement executed in December 2009 (see Note 11).

In July 2012, the Company issued 62,500 shares of common stock, valued at $500, to a consultant related to a public relations agreement executed in May 2012 (see Notes 10 and 11).

Sale of Shares of Common Stock

In July 2012, the Company sold subscriptions to two individual for certain units containing common stock and warrants. The Company issued 10,570,824 shares of its common stock at $0.00473 per share and 3,921,569 shares of its common stock at $0.006375 per share. The Company also issued warrants to purchase a total of 7,246,197 shares of the Company’s common stock, exercisable at $0.02 per share that expire in July 2015.

Issuance of Warrants for Services

In July 2012, Company amended a consulting agreement entered into in January 2012 to extend the agreement for an additional month and to increase the monthly fee to $5,500 and the issuance of warrants to purchase 165,000 shares of the Company’s common stock, exercisable at $0.02 per share, with a three year term. The Company issued warrants to purchase 150,000 shares of the Company’s common stock, exercisable at $0.02 per share, to the consultant. The warrants have a three year term

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Such risks include, among others, the following: demand for payment of our convertible notes outstanding under which we are currently in default, our inability to obtain adequate financing to repay the convertible notes, our ability to continue financing our operations either through debt or equity offerings, international, national and local general economic and market conditions: our ability to sustain, manage or forecast our growth; material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this filing.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or except as required by the federal securities laws.

Unless otherwise noted, references in this Form 10-Q to “StrikeForce” “we”, “us”, “our”, “SFT”, and the “Company” means StrikeForce Technologies, Inc., a Wyoming corporation.

Background

StrikeForce Technologies, Inc. is a software development and services company that offers a suite of integrated computer network security products using proprietary technology. StrikeForce Technical Services Corporation was incorporated in August 2001 under the laws of the State of New Jersey. On September 3, 2004, the stockholders approved an amendment to the Certificate of Incorporation to change the name to StrikeForce Technologies, Inc. On November 15, 2010, we redomiciled under the laws of the State of Wyoming. We initially conducted operations as an integrator and reseller of computer hardware and telecommunications equipment and services until December 2002.  In December 2002, and formally memorialized in September 2003, we acquired certain intellectual property rights and patent pending technology from NetLabs.com including the rights to further develop and sell their principal technology. In addition, certain officers of NetLabs.com joined our company as officers and directors of our company. We subsequently changed our name to StrikeForce Technologies, Inc., under which we have conducted our business since August 2003. Our strategy is to develop and market our suite of network security products to the corporate, financial, healthcare, government, technology, insurance, e-commerce and consumer sectors. We plan to grow our business primarily through our globally expanding network and internally generated sales, rather than by acquisitions. We have no subsidiaries and we conduct our operations from our corporate office in Edison, New Jersey.

We own the exclusive right to license and develop various identification protection software products to protect computer networks from unauthorized access and to protect network owners and users from identity theft.  We have developed a suite of products partly based upon this exclusive license that is targeted to the financial, e-commerce, corporate, government, healthcare, insurance, technology and consumer sectors.

We began our operations in 2001 as a reseller and integrator of computer hardware and iris biometric technology. From the time we started our operations through the first half of 2003, we derived the majority of our revenues as an integrator. In December 2002, upon the acquisition of the licensing rights to certain intellectual property and patent pending technology from NetLabs.com, we shifted the focus of our business to developing and marketing our own suite of security products. Based upon the acquired licensing rights and additional research and development, we have developed various identification protection software products to protect computer networks from unauthorized access and to protect network owners and users from identity theft. In November 2010, we received notice that the United States Patent Office (“USTPO”) had issued an official Notice of Allowance for the patent application for the technology relating to our ProtectID® product, titled "Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System". In January 2011, we received notice that the United States Patent Office issued the Company Patent No. 7,870,599.  The “Out-of-Band” Patent went through a USTPO Re-Examination process starting on August 16, 2011 and concluded on December 27, 2011, with all of our patent claims remaining intact and seven additional Company patent claims being added. In 2011, we submitted an additional continuation patent on the “Out-of-Band” Patent, with another sixty-six additional Company claims now pending. The technology we developed and use in our GuardedID® product is the subject of a pending patent application.  In December 2011, we executed an exclusive agreement with an agent to represent us in enforcing the “Out-of-Band” Patent.

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

We generated all of our revenues of $353,081, for the six months ended June 30, 2012, and $149,160, for the six months ended June 30, 2011, from the sales of our security products. For the six months ended June 30, 2012, we also recorded advance license billing of $120,000, relating to the second year of a multi-year agreement with a financial services Fortune 1000 company for our ProtectID® product, which will be recorded as earned revenue in the third quarter of 2012.  We market our products globally to financial service firms, healthcare related companies, e-commerce companies, government agencies, the enterprise market in general and with virtual private network companies, as well as technology service companies that service all the above markets. We seek such sales through our own direct efforts and primarily through distributors, resellers and third party agents internationally. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in production installations and pilot projects with various distributors, resellers and direct customers, as well as having reached additional reseller agreements with strategic vendors internationally, including South America, Europe, Asia, Africa and the Pacific Rim. Our GuardedID® product is also being sold directly to consumers, primarily through the Internet as well as distributors, resellers, third party agents and potential OEM agreements by bundling GuardedID® with their products (providing a value-add to their own products and offerings).

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

Our primary target markets include financial services such as banks, insurance companies, e-commerce based services companies, telecommunications and cellular carriers, technology software companies, healthcare related companies, government agencies and consumers. For the near term, we are focusing our concentration on the identity theft and data breach strategic problem areas, such as where compliance with government regulations are key and stolen passwords are used to acquire private information illegally. In the fourth quarter of 2011, we executed a multi-year contract with a major US financial lender who utilizes our ProtectID® solution for its over 12,000,000 employees, administrators and consumers. The contract became revenue producing in the fourth quarter of 2011. In the first quarter of 2012, we executed a multi-year contract with a healthcare facility who utilizes our ProtectID® solution for its employees and administrators. The contract became revenue producing in the first quarter of 2012. In addition, we signed a major contract during the second quarter of 2012 with a branded digital signature service company with clients in financial services and technology services for the government, that is required to include two-factor authentication with a bias on Out-of-Band Authentication. This implementation is planned, but not guaranteed, to be revenue producing in 2012 with increasing recurring revenues.

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

We seek to generate revenue through fees for ProtectID® based on consumer usage in the financial and healthcare services markets, as well as enterprises in general, through our Cloud Service, plus one-time and annual per person fees in the enterprise markets which often are for local installations of our product, and set-up and recurring transaction fees when the product is accessed in our Cloud Service, along with yearly maintenance fees, and other one-time and recurring fees. We also intend to generate revenues through sales of our GuardedID® product. GuardedID® pricing is for an annual license and we discount for volume purchases. GuardedID® pricing models, especially when bundling through OEM contracts, include monthly and quarterly recurring revenues. As more agreements are reached by our distributors, we are experiencing monthly increasing sales growth, through the execution of GuardedID® bundled OEM agreements. We also provide our clients a choice of operating our ProtectID® software internally by licensing it or through our hosted Cloud Service or a hybrid that some clients have implemented. GuardedID® requires a download on each and every computer it protects, whether for employees or consumers. We have three GuardedID® products, (i) a standard version which protects browser data entry only, (ii) a premium version which protects almost all the applications running under Microsoft Windows on the desktop, including Microsoft Office Suite and (iii) an Enterprise version which provides the Enterprise administrative rights and the use of Microsoft’s Enterprise tools for the product’s deployment.

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

Marketing

Our multi-channel marketing strategy includes:

1. Direct sales to enterprise and commercial customers. In this effort, we are purchasing marketing programs, a new strategy for us, and we are looking at other inside sales alternatives in order to respond aggressively to inquiries relating to our products.

2. The global addition of resellers, agents & distributors (our strategic sales channel) who distribute and resell our products and services to enterprise and commercial customers (technology and software product distributors, systems integrators, managed service companies, other security technology and software vendors, telecom companies, identity theft related product companies, etc.).

3. Application Service Provider (ASP) Partners: Our certified SAS 70 third party service provides a hosting platform that facilitates faster implementations at competitive prices for our Cloud Service option.

4. Original Equipment Manufacturers (OEM): SFT products are sold to other security technology vendors that integrate ProtectID® and GuardedID® into their products (bundling) and services providing for monthly increasing recurring revenues.

5. Internet sites that sell GuardedID® to consumers and small enterprises, such as affiliates.

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

Intellectual Property

In December 2011, we executed an exclusive agreement with an agent to represent us in enforcing the ”Out-of-Band” patent. Our firewall product, which was in the research and design phase, is no longer being developed; therefore, the pending provisional patent application was allowed to expire. A fourth patent application relating to our ProtectID® product was combined into the first ProtectID® patent application and the fourth application was allowed to lapse.

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

Business Strategy

We expect to incur significant additional costs before we become profitable. We anticipate that most of the costs that we incur will be related to salaries, professional fees, marketing, sales and research & design. We anticipate that we will increase our sales force by approximately one full-time employee and our technology staff by approximately two employees during the next twelve months. At the present time, our monthly cash expenditure burn rate is approximately $110,000 per month. We expect that our monthly cash usage for operations will increase in the future due to contracted and anticipated increased volumes and the preceding additions. We anticipate that the area in which we will experience the greatest increase in operating expenses is in marketing, selling, advertising, payroll related to sales and product support, technology and global strategic business consulting subject to cash availability.

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

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011

Our revenues for the three months ended June 30, 2012 were $168,427 compared to $48,355 for the three months ended June 30, 2011, an increase of $120,072 or 248%. For the three months ended June 30, 2012, we also recorded advance license billing of $120,000, relating to the second year of a multi-year agreement with a financial services Fortune 1000 company for our ProtectID® product, which will be recorded as earned revenue in the third quarter of 2012. The increase in revenues was primarily due to the increase in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology and our ProtectID® (“Out-of-Band”) technology.

Our revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign on fees, and recurring transaction revenues. Hardware sales for the three months ended June 30, 2012 were $6,067 compared to $0 for the three months ended June 30, 2011, an increase of $6,067. The increase in hardware revenues was primarily due to the increase in the sales of our one-time-password token key-fobs.  Software, services and maintenance sales for the three months ended June 30, 2012 were $162,360 compared to $48,355 for the three months ended June 30, 2011, an increase of $114,005. The increase in software, services and maintenance revenues was primarily due to the increase in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology and our ProtectID® (“Out-of-Band”) technology.

Our cost of revenues for the three months ended June 30, 2012 was $9,035 compared to $5,770 for the three months ended June 30, 2011, an increase of $3,265, or 56.6%. The increase resulted primarily from the increase in the sales of our one-time-password token key-fobs, resulting in increased hardware purchases. Cost of revenues as a percentage of total revenues for the three months ended June 30, 2012 was 5.4% compared to 11.9% for the three months ended June 30, 2011. The decrease resulted primarily from the overall increase in our software product revenues which entail a reduced cost of sales as compared with revenues that include hardware purchases.

Our gross profit for the three months ended June 30, 2012 was $159,392 compared to $42,585 for the three months ended June 30, 2011, an increase of $116,807, or 274%. The increase in gross profit was primarily due to the increase in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology and our ProtectID® (“Out-of-Band”) technology. For the three months ended June 30, 2012, we also recorded advance license billing of $120,000, relating to the second year of a multi-year agreement with a financial services Fortune 1000 company for our ProtectID® product, which will be recorded as earned revenue in the third quarter of 2012.   This advance license billing has no cost of revenues.

Our research and development expenses for the three months ended June 30, 2012 were $91,000 compared to $79,969 for the three months ended June 30, 2011, an increase of $11,031, or 13.8%. The increase was primarily attributable to the increase in time expended by our research and development personnel. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Our selling, general and administrative (“SGA”) expenses for the three months ended June 30, 2012 were $259,524 compared to $1,497,217 for the three months ended June 30, 2011, a decrease of $1,237,693 or 82.7%. The decrease was due primarily to the non-recurrence of one-time expense in stock based compensation through the issuance of preferred stock in the first fiscal quarter of 2011 in the amount of $987,000 and expenses in stock based compensation through the issuance of employee and non-employee stock options in the second fiscal quarter of 2011 in the amount of $949,125. The parties receiving the irrevocably preferred stock waived all conversion rights to such preferred stock. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Our other (income) expense for the three months ended June 30, 2012 was $143,840 as compared to $91,344 for the three months ended June 30, 2011, representing an increase in other expense of $52,496, or 57.5%. The increase was primarily due to an increase in interest expense and the change in the fair value of the derivatives relating to a portion of our secured and unsecured convertible debenture balance.

Our net loss for the three months ended June 30, 2012 was $334,972 compared to a net loss of $1,625,945 for the three months ended June 30, 2011, a decrease of $1,290,973, or 79.4%. The decrease in our net loss was due primarily to a one-time expense in stock based compensation through the issuance of preferred stock in the first fiscal quarter of 2011 and expenses in stock based compensation through the issuance of employee and non-employee stock options in the first fiscal quarter of 2011, in addition to increased gross profit in the second fiscal quarter of 2012. The parties receiving the irrevocably preferred stock waived all conversion rights to such preferred stock.

FOR THE SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2011

Our revenues for the six months ended June 30, 2012 were $353,081 compared to $149,160 for the six months ended June 30, 2011, an increase of $203,921 or 137%. The increase in revenues was primarily due to the increase in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology and our ProtectID® (“Out-of-Band”) technology. For the six months ended June 30, 2012, we also recorded advance license billing of $120,000, relating to the second year of a multi-year agreement with a financial services Fortune 1000 company for our ProtectID® product, which will be recorded as earned revenue in the third quarter of 2012.

Our revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign on fees, and recurring transaction revenues. Hardware sales for the six months ended June 30, 2012 were $6,067 compared to $5,094 for the six months ended June 30, 2011, an increase of $973. The increase in hardware revenues was primarily due to the increase in the sales of our one-time-password token key-fobs.  Software, services and maintenance sales for the six months ended June 30, 2012 were $347,014 compared to $144,066 for the six months ended June 30, 2011, an increase of $88,943. The increase in software, services and maintenance revenues was primarily due to the increase in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology and our ProtectID® (“Out-of-Band”) technology.

Our cost of revenues for the six months ended June 30, 2012 was $12,021 compared to $13,858 for the six months ended June 30, 2011, a decrease of $1,837, or 13.3%. The decrease resulted primarily from the decrease in the cost of our one-time-password token key-fobs. Cost of revenues as a percentage of total revenues for the six months ended June 30, 2012 was 3.4% compared to 9.3% for the six months ended June 30, 2011. The decrease resulted primarily from the overall increase in our software product revenues which entail a reduced cost of sales as compared with revenues that include hardware purchases. For the six months ended June 30, 2012, we also recorded advance license billing of $120,000, relating to the second year of a multi-year agreement with a financial services Fortune 1000 company for our ProtectID® product, which will be recorded as earned revenue in the third quarter of 2012. This advance license billing has no cost of revenues.

Our gross profit for the six months ended June 30, 2012 was $341,060 compared to $135,302 for the six months ended June 30, 2011, an increase of $205,758, or 152%. The increase in gross profit was primarily due to the increase in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology and our ProtectID® (“Out-of-Band”) technology. For the six months ended June 30, 2012, we also recorded advance license billing of $120,000, relating to the second year of a multi-year agreement with a financial services Fortune 1000 company for our ProtectID® product, which will be recorded as earned revenue in the third quarter of 2012.

Our research and development expenses for the six months ended June 30, 2012 were $175,500 compared to $163,169 for the six months ended June 30, 2011, an increase of $12,331, or 7.6%. The increase was primarily attributable to the increase in time expended by our research and development personnel. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Our selling, general and administrative (“SGA”) expenses for the six months ended June 30, 2012 were $596,963 compared to $3,231,744 for the six months ended June 30, 2011, a decrease of $2,634,781 or 81.5%. The decrease was due primarily to the non-recurrence of one-time expense in stock based compensation through the issuance of preferred stock in the first fiscal quarter of 2011 in the amount of $987,000 and expenses in stock based compensation through the issuance of employee and non-employee stock options in the first and second fiscal quarters of 2011 in the amount of $1,137,000. The parties receiving the irrevocably preferred stock waived all conversion rights to such preferred stock. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Our other (income) expense for the six months ended June 30, 2012 was $201,512 as compared to $295,497 for the six months ended June 30, 2011, representing a decrease in other expense of $93,985, or 31.8%. The decrease was primarily due to the change in the fair value of the derivatives relating to a portion of our secured and unsecured convertible debenture balance.

Our net loss for the six months ended June 30, 2012 was $632,915 compared to a net loss of $3,555,108 for the six months ended June 30, 2011, a decrease of $2,922,193, or 82.2%. The decrease in our net loss was due primarily to the non-recurrence of one-time expense in stock based compensation through the issuance of preferred stock in the first fiscal quarter of 2011 and expenses in stock based compensation through the issuance of employee and non-employee stock options in the first fiscal quarter of 2011, in addition to increased gross profit in the first and second fiscal quarters of 2012. The parties receiving the irrevocably preferred stock waived all conversion rights to such preferred stock.

Liquidity and Capital Resources

Our total current assets at June 30, 2012 were $358,638, which included cash of $91,191, as compared with $87,744 in total current assets at December 31, 2011, which included cash of $0. Additionally, we had a stockholders’ deficit in the amount of $10,413,438 at June 30, 2012 compared to a stockholders’ deficit of $10,262,227 at December 31, 2011.  We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. The liabilities include a computed liability for the fair value of derivatives of $535,938, which will only be realized on the conversion of the derivatives, or settlement of the debentures.

We financed our operations during the six months ended June 30, 2012 primarily through the sale and issuance of debt, in the amount of $310,500, through the sale of our common stock, in the amount of $280,000, and through recurring revenues from our ProtectID® hosting platform and license fees, and sales of our GuardedID® keystroke encryption technology, in the amount of $353,081. Management anticipates that we will continue to rely on equity and debt financing, at least in the near future, to finance our operations. While management believes that there will be a substantial percentage of our sales generated from our GuardedID® product and there are an increasing number of customers for our ProtectID® product, we will continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market continues to grow, with increasing marketing efforts, management believes, but cannot guarantee, we will continue to attain greater numbers of customers and the concentrations could decrease over time. Until this is accomplished, management will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing commitments of expenditures and until our sales revenue can provide greater liquidity.

Our number of common shares outstanding increased from 221,388,354 shares at the year ended December 31, 2011 to 258,488,099 at the six months ended June 30, 2012, an increase of 16.8%. The increase in the number of common shares outstanding was due to common shares issued related to the issuance, conversion and settlement of debt, equity financing and consulting obligations, which, consequently, reduced our total debt.

We have historically incurred losses and we anticipate that we will not generate any significant revenues until the fourth quarter of 2012 or later. Our operations presently require funding of approximately $95,000 per month. Management believes we will be cash flow positive by the end of 2012 based on recently executed and announced contracts and potential contracts that we anticipate closing throughout 2012 in the financial industry, technology, insurance, enterprise, healthcare, government, and consumer sectors in the United States, Latin America, Europe, Africa and the Pacific Rim. There can be no assurance, however, that the sales anticipated will materialize or that we will achieve the profitability we have forecasted.  Management also recognizes the consequences of the current world economic developments and the possible volatile effect on currency rates resulting from revenues derived from foreign markets.

DRAWDOWN EQUITY FINANCING AGREEMENT

On April 13, 2012, we entered into a Drawdown Equity Financing Agreement (the "Agreement"), together with a Registration Rights Agreement, with Auctus Private Equity Fund, LLC ("Auctus"), the selling stockholder.  In accordance with the Agreement, Auctus has committed, subject to the satisfaction of certain terms, conditions and limitations therein, to purchase up to $6 million of the Company's common stock over a term of up to three years.  Although the Company is not mandated to sell shares under the Agreement, the Agreement gives the Company the option to sell to Auctus shares of common stock at a per share purchase price equal to 90% of the lowest closing bid price during the five consecutive trading days immediately following the date on which the estimated amount of shares have been delivered, deposited and cleared through Auctus’ brokerage account (the “Clearing Date”) in the manner provided by the Agreement (the “Pricing Period”) after a Drawdown Notice has been delivered by the Company.  At its option, the Company may set a floor price under which Auctus may not sell the shares which were the subject of the Drawdown Notice, provided however that it is equal to or less than the closing bid price of stock one trading day immediately preceding the drawdown notice date and greater than 75% of the average closing bid price of the stock over the preceding ten days prior to the drawdown notice date.  Otherwise, the floor shall be 75% of the average closing bid price of the stock over the preceding ten days prior to the Drawdown Notice which cannot be waived.  In all circumstances the floor price must be above par.  The maximum amount of Common Stock that the Company can sell pursuant to any one Drawdown Notice is the lesser of: (i) $150,000 or (ii) 200% of the average daily trading volume based on 10 days preceding the drawdown notice date.

Auctus has agreed, subject to certain exceptions listed in the Drawdown Equity Financing Agreement, to refrain from holding an amount of shares which would result in Auctus or its affiliates owning more than 4.99% of the then-outstanding shares of the Company’s common stock at any one time.

Auctus is not required to purchase the shares, unless the shares which are subject to the Drawdown Notice have been registered for resale and are freely tradable in accordance with the federal securities laws, including the Securities Act of 1933, as amended, and except for conditions outside of Auctus' control.

The Company is not required to sell shares under the Agreement.  The Agreement gives the Company the option to sell to Auctus shares of the Company’s common stock at a per share purchase price of equal to 90% of the lowest closing bid price during the five (5) consecutive trading days immediately following the day on which an estimated amount of advance shares have been deposited into Auctus’s brokerage account pursuant to the delivery by the Company of a Drawdown Notice to Auctus in accordance with the terms, limitations and conditions of the Agreement.  At the Company’s option, and specified in each Drawdown Notice, the Company may set a floor price under which Auctus may not sell the shares which were the subject of the Drawdown Notice provided however that it is equal to or less than the bid price of stock one trading day immediately preceding the drawdown notice date and greater than 75% of the average closing bid price of the stock over the preceding ten days prior to the drawdown notice date.  Otherwise, the floor shall be 75% of the average closing bid price of the stock over the preceding ten days prior to the Notice which cannot be waived.  In all circumstances the floor price must be above par.  The maximum amount of Common Stock that the Company can sell pursuant to any Drawdown Notice is the lesser of: (i) $150,000 or (ii) 200% of the average daily trading volume based on ten (10) days preceding the drawdown notice date.  A floor price would be applicable only to the shares subject to the particular Drawdown Notice during the pricing period. This may result in a reduction of the amount of funds raised and ultimately delivered to the Company at any Drawdown Closing Date and potential short sales and dilution.  If the floor price is too low and since neither the Company nor the Investor can waive the “Floor Price” restriction, then the number of shares to be sold may need to be higher in order to raise the needed funding.  However, the number of shares that may be issued is limited in amount, due to the 4.99% provision, thus, no shares or a very limited amount of shares may be sold and ultimately the Company will still not be able to raise the needed funding.

At the assumed offering price of $0.0115 per share, we will be able to receive up to $460,000 in gross proceeds, assuming the sale of the entire 40,000,000 shares being registered hereunder pursuant to the Agreement.  We would be required to register additional shares to obtain the balance of $6,000,000 under the Agreement at the assumed offering price of $0.0115.  Management believes the Company will request a maximum up to $500,000 over the next six months through this Agreement.  There is uncertainty as to whether we will ever receive the full $6 million available under the Agreement.  It is unlikely we will be required to register more shares, unless management identifies a major acquisition or growth opportunity for the Company.

The Company is obligated to file with the U.S. Securities and Exchange Commission (the "SEC") a registration statement on Form S-1, within 45 days from the date of the Agreement and to use all commercially reasonable efforts to have such registration statement declared effective by the SEC.  The Company filed a registration statement on Form S-1 on June 11, 2012 and Amendment One to that registration statement on Form S-1 on July 31, 2012.  No assurances can be provided as to the date upon which such registration statement on Form S-1 will be declared effective by the SEC.  The Company has agreed to pay Auctus Private Equity Management, Inc. Fifteen Thousand Dollars ($15,000) origination fee with respect to the transaction, which includes: (i) 562,500 shares of common stock valued at $9,000 and have such shares registered along with the shares underlying the Agreement (and, as of the date of this report, these shares have been issued); (ii) $3,000 in cash (and, as of the date of this report, has been paid); and (iii) a remaining $3,000 is due upon the effectiveness of the registration statement on Form S-1/A, which can be paid in dollars or common stock with the approval of both parties.

SUMMARY OF OUR OUTSTANDING SECURED CONVERTIBLE DEBENTURES

At June 30, 2012, $542,588 in aggregate principal amount of the Citco Global Custody NV (“Citco Global”) debentures, as assigned by YA Global and Highgate in April 2009, were issued and outstanding.

During the six months ended June 30, 2012, Citco Global had no conversions.

The Citco Global secured convertible debentures are fully matured. We have been in contact with the note holder who has indicated that it has no present intention of exercising its right to convert the debentures into restricted shares of our common stock. The note holder has advised us that it currently is willing to wait until it receives a buyout offer from us.

During the six months ended June 30, 2012, we issued unsecured convertible notes in an aggregate total of $310,500 to two unrelated parties per the terms of a term sheet executed with investor firms in November 2011 and April 2012. Additionally, during the six months ended June 30, 2012, an investor firm converted $15,000 of the convertible note dated December 5, 2011 into 2,668,089 unrestricted shares of our common stock. The conversion price was $0.005622 per share. Since the note arose greater than six months and, as no additional consideration was paid in the notice of conversion by the investor firm, the conversion was tacked back to the original date of the issuance of the note as the holding period under SEC Rule 144(d)(3)(ii) resulting in the issuance of unrestricted shares.

During the six months ended June 30, 2012, we repaid a total of $7,529 of unsecured notes to one unrelated party and we settled a total of $70,000 of unsecured notes held by one unrelated party in exchange for unrestricted shares of our common stock.

Summary of Funded Debt

As of June 30, 2012, our Company’s open unsecured promissory note balance was $2,373,533, net of discount on promissory notes of $5,702, listed as follows:

•

$18,750 to an unrelated individual - current portion

•

$275,000 to an unrelated individual – current portion

•

$87,985 to an unrelated company - current portion

•

$210,000 to an unrelated company - current portion

•

$1,650,000 to twenty unrelated individuals through term sheet with the StrikeForce Investor Group – current portion

•

$137,500 to an unrelated company - current portion

As of June 30, 2012, our Company’s open unsecured related party promissory note balances were $722,638, listed as follows:

•

$722,638 to our CEO – current portion

As of June 30, 2012, our Company’s open convertible secured note balances were $542,588, listed as follows:

•

$542,588 to Citco Global (as assigned in 04/09 by YA Global and Highgate House Funds, Ltd.)

As of June 30, 2012 our Company’s open convertible note balances were $1,251,001, net of discount on convertible notes of $313,766, listed as follows:

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

•

$60,000 to un unrelated company (12/11 unsecured debenture) - current portion

•

$150,000 to un unrelated company (01/12 unsecured debenture) - current portion

•

$75,000 to un unrelated company (03/12 unsecured debenture) - current portion

•

$53,000 to un unrelated company (04/12 unsecured debenture) - current portion

•

$32,500 to un unrelated company (05/12 unsecured debenture) - current portion

As of June 30, 2012 our Company’s open convertible note balances - related parties were $360,500, listed as follows:

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

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, result of operations, liquidity or capital expenditures.

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

As reflected in the accompanying financial statements, we had a working capital deficiency of $10,402,517 and $10,177,078 and deficits in stockholders’ equity of $10,413,436 and $10,262,227 at June 30, 2012 and December 31, 2011, respectively, and net losses of $632,030 and $3,555,108 and net cash used in operating activities of $486,068 and $470,062 for each of the six months then ended. These factors raise substantial doubt about our ability to continue as a going concern.

Currently, management is attempting to increase revenues and improve gross margins by a revised sales strategy. In principle, we are redirecting our sales focus from direct sales to domestic and international channel sales, where we are primarily selling through a channel of Distributors, Value Added Resellers, Strategic Partners and Original Equipment Manufacturers. While we believe in the viability of our strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect.  Our ability to continue as a going concern is dependent upon our ability to continually increase our customer base and realize increased revenues from recently signed contracts. In addition, as a possible means of raising capital, we have executed and filed a Drawdown Equity Financing Agreement, together with a Registration Rights Agreement, with Auctus Private Equity Fund, LLC.  However, there are no assurances that we will exercise our rights under the Drawdown Equity Financing Agreement, or, if exercised, the amount of capital to be drawn from this Drawdown Equity Financing Agreement, nor the timing that the mandatory registration statement as filed with the SEC will become effective (a pre-requisite to our ability to draw down any financing pursuant to the Drawdown Equity Financing Agreement).

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Critical Accounting Policies

See Notes to the Financial Statements.

Recently Issued Accounting Pronouncements

Refer to Note 2 in the accompanying interim financial statements.

Additional Information

You are advised to read this Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, Registration Statement on Form S-1 and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

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

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”), of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2012. Based upon that evaluation, our CEO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses which have caused management to conclude that, as of June 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the six months ending June 30, 2012.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

Information about risk factors for the six months ended June 30, 2012, does not differ materially from that set forth in Part I, Item 1A of the Company’s 2011 Annual Report on Form 10-K or the Form S-1/A registration Statement filed July 31, 2012.

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

In April 2012, we sold to three individuals certain units which contained restricted common stock and warrants. We issued 6,973,640 shares of our common stock at $0.01 per share for 2,469,136 shares and $0.011 per share for 4,504,504 shares. We also issued warrants to purchase a total of 3,486,830 shares of our common stock, exercisable at $0.02 per share, that expire in April 2015.

In May 2012, we issued 562,500 restricted shares of our common stock, valued at $9,000, to Auctus as consideration for entering into and structuring an Equity Facility Agreement. The shares were included in the Form S-1 the Company filed with the SEC in June 2012 and amended and filed in July 2012.

In May 2012, we issued 33,334 restricted shares of our common stock, valued at $500, to a consultant relating to a public relations agreement we executed with the consultant in May 2012.

In June 2012, we issued 55,555 restricted shares of our common stock, valued at $500, to a consultant relating to a public relations agreement we executed with the consultant in May 2012.

In June 2012, we issued 2,668,089 unrestricted shares of our common stock to an investor firm that converted $15,000 of a convertible note, dated December 5, 2011, into shares of our common stock. The conversion price was $0.005622 per share. Since the note arose greater than six months and, as no additional consideration was paid in the notice of conversion by the investor firm, the conversion was tacked back to the original date of the issuance of the note as the holding period under SEC Rule 144(d)(3)(ii) resulting in the issuance of unrestricted shares.

In June 2012, we sold subscriptions to one individual for certain units containing restricted common stock and warrants. We issued 4,000,008 shares of our common stock at $0.007 per share and warrants to purchase a total of 2,000,004 shares of our common stock, exercisable at $0.02 per share that expire in June 2015.

All of the above offerings and sales, except the afore-mentioned 2,668,089 shares, were made in reliance upon the exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933 and/or Section 4(2) of the Securities Act of 1933, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933 and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) where applicable, the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act of 1933, and agreed to transfer such securities only in a transaction registered under the Securities Act of 1933 or exempt from registration under the Securities Act; and (e) where applicable, a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act of 1933or transferred in a transaction exempt from registration under the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

The Company has not made various principal and interest payments on many of its debt obligations. It continues to seek work-out arrangements and applicable refinancing with new or revised debt or equity instruments. See Notes 4, 6, and 9 to the condensed financial statements.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION.

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of StrikeForce Technologies, Inc.(1)
3.2	Amended Articles of Incorporation of StrikeForce Technologies, Inc. (5)
3.3	By-laws of StrikeForce Technologies, Inc. (1)
3.4	Amended By-laws of StrikeForce Technologies, Inc. (5)
3.5	Amended By-laws of StrikeForce Technologies, Inc. (6)
3.6	Articles of Amendment of StrikeForce Technologies, Inc. (6)
10.1	2004 Stock Option Plan (1)
10.2	Securities Purchase Agreement dated December 20, 2004, by and among StrikeForce Technologies, Inc. and YA Global Investments, LP. (1)
10.3	Secured Convertible Debenture with YA Global Investments, LP. (1)
10.4	Investor Registration Rights Agreement dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement.(2)
10.5	Escrow Agreement, dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement. (2)
10.6	Security Agreement dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement. (1)
10.7	Secured Convertible Debenture with YA Global Investments, LP dated January 18, 2005. (1)
10.8	Royalty Agreement with NetLabs.com, Inc. and Amendments. (1)
10.9	Employment Agreement dated as of May 20, 2003, by and between StrikeForce Technologies, Inc. and Mark L. Kay. (1)
10.10	Amended and Restated Secured Convertible Debenture with YA Global Investments, LP dated April 27, 2005. (1)
10.11	Amendment and Consent dated as of April 27, 2005, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP. (1)
10.12	Securities Purchase Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)
10.13	Investor Registration Rights Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (2)
10.14	Secured Convertible Debenture with Highgate House Funds, Ltd. dated April 27, 2005. (2)
10.15	Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)
10.16	Escrow Shares Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)
10.17	Security Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)
10.18	Network Service Agreement with Panasonic Management Information Technology Service Company dated August 1, 2003 (and amendment). (1)
10.19	Client Non-Disclosure Agreement. (1)
10.20	Employee Non-Disclosure Agreement. (1)
10.21	Secured Convertible Debenture with Highgate House Funds, Ltd. dated May 6, 2005. (2)
10.22	Termination Agreement with YA Global Investments, LP dated February 19, 2005. (1)
10.23	Securities Purchase Agreement with WestPark Capital, Inc. (4)
10.24	Form of Promissory Note with WestPark Capital, Inc. (4)
10.25	Investor Registration Rights Agreement with WestPark Capital, Inc. (4)
10.26	Drawdown Equity Financing Facility with Auctus Private Equity Fund, LLC., dated April 13, 2012 (7)
10.27	Registration Rights Agreement with Auctus Private Equity Fund, LLC, dated April 13, 2012 (7)
10.28	StrikeForce Technologies Inc. WEBEX Presentation dated May 30, 2012 (8)
10.29	Irrevocable Waiver of Conversion Rights of Mark L. Kay (9)
10.30	Irrevocable Waiver of Conversion Rights of Ramarao Pemmaraju (9)
10.31	Irrevocable Waiver of Conversion Rights of George Waller (9)
10.32	CFO Consultant Agreement with Philip E. Blocker (9)
10.33	Resume of Philip E. Blocker (9)
10.34	Corporate Resolution for Issuance of Common Stock to Auctus Private Equity Fund, LLC (9)
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
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

(6)

Filed as an exhibit to the Registrant’s Form 8-K dated February 4, 2011 and incorporated herein by reference.

(7)

Filed as an exhibit to the Registrant’s Form 8-K dated May 9, 2012 and incorporated herein by reference.

(8)

Filed as an exhibit to the Registrant’s Form 8-K dated May 30, 2012 and incorporated herein by reference.

(9)

Filed as an exhibit to the Registrant’s Form S-1/A dated July 31, 2012 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRIKEFORCE TECHNOLOGIES, INC.

Dated: August 13, 2012	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: August 13, 2012	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer