Form 10-Q
period 2012-09-30
StrikeForce Technologies Inc.
filed 2012-11-14
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.  Yes      . No   X  .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2012
Common stock, $0.0001 par value	305,793,299

Indicate the number of shares outstanding of each of the issuer’s classes of preferred stock, as of the latest practicable date.

Class A	Outstanding at November 11, 2012
Preferred stock, no par value	3

Transitional Small Business Disclosure Format  Yes      . No   X  .

Documents Incorporated By Reference

None

STRIKEFORCE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

PART I

ITEM 1.  FINANCIAL STATEMENTS AND NOTES TO INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2011, filed April 16, 2012.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months and nine months ended September 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)

ASSETS
Current Assets:
Cash	$228,884	$-
Accounts receivable	137,929	75,323
Prepayments and other current assets	10,287	12,421
Total current assets	377,100	87,744

Property and equipment, net	4,996	6,838
Website, net	8,250	-
Patents, net	4,138	4,329
Security deposit	8,684	8,684
Total Assets	$403,168	$107,595

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Bank overdraft	$-	$4,520
Current maturities of convertible notes payable, net of discount of $272,825 and $85,511, respectively
	1,278,942	1,153,756
Convertible notes payable - related parties	360,500	360,500
Current maturities of notes payable, net of discount of $1,598 and $14,915, respectively	2,374,765	2,391,849
Notes payable - related parties	722,638	722,638
Accounts payable	883,477	943,642
Accrued expenses	3,854,322	3,542,099
Advance license billing	-	-
Derivative liabilities	568,867	334,605
Convertible secured notes payable	542,588	542,588
Capital leases payable	5,532	5,532
Payroll taxes payable	53,901	53,901
Due to factor	209,192	209,192
Total current liabilities	10,854,724	10,264,822

Common stock to be issued	-	25,000
Convertible notes payable, net of current maturities	30,000	30,000
Notes payable, net of current maturities	-	50,000
Total Liabilities	10,884,724	10,369,822

Commitments and contingencies

Stockholders' Deficit
Series A Preferred stock, no par value; 100 shares authorized; 3 shares issued and outstanding
	987,000	987,000
Series B Preferred stock at $0.10 par value; 100,000,000 shares authorized; none issued or outstanding
	-	-
Preferred stock series not designated, at $0.10 par value; 10,000,000 shares authorized; none issued or outstanding
	-	-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 294,253,293 and 221,388,354 shares issued and outstanding, respectively
	29,425	22,139
Additional paid-in capital	17,918,115	17,249,713
Accumulated deficit	(29,416,096)	(28,521,079)
Total Stockholders' Deficit	(10,481,556)	(10,262,227)
Total Liabilities and Stockholders' Deficit	$403,168	$107,595

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Revenues	$289,515	$137,535	$642,596	$286,695

Cost of sales	1,029	5,179	13,050	19,038

Gross profit	288,486	132,356	629,546	267,657

Operating expenses:
Compensation	77,011	58,500	258,418	217,800
Professional fees	105,875	97,178	380,648	870,039
Selling, general and administrative expenses	75,692	910,214	216,475	3,209,796
Research and development	78,000	97,500	253,500	260,669
Total operating expenses	336,578	1,163,392	1,109,041	4,558,304

Loss from operations	(48,092)	(1,031,036)	(479,495)	(4,290,647)

Other (income) expense:
Interest and financing expense	203,468	154,449	515,707	441,062
Change in fair value of derivative liabilities	8,503	(52,860)	(102,224)	(40,516)
Forgiveness of debt	-	(790)	-	(4,251)
Other (income) expenses	2,039	-	2,039	-
Total other expense	214,010	100,799	415,522	396,295

Income tax provision	-	-	-	-

Net loss	$(262,102)	$(1,131,835)	$(895,017)	$(4,686,942)

Net loss per common share - basic and diluted	$(0.001)	$(0.01)	$(0.004)	$(0.03)

Weighted average common shares outstanding - basic and diluted	276,144,686	166,012,047	254,046,590	136,155,784

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED STATEMENT OF STOCKOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(Unaudited)

	Series A Preferred stock, no par value		Common stock at $0.0001 par value		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2011	3	$987,000	221,388,354	$22,139	$17,249,713	$(28,521,079)	$(10,262,227)

Sale of shares of common stock including warrants	-	-	50,555,451	5,055	397,795	-	402,850

Issuance of shares of common stock for consulting services	-	-	3,146,867	315	51,915	-	52,230

Issuance of shares of common stock for settlement and transfer of debt	-	-	8,356,274	835	130,596	-	131,431

Issuance of shares of common stock for financing	-	-	562,500	56	8,944	-	9,000

Issuance of shares of common stock for conversions of
convertible notes payable	-	-	10,243,847	1,025	67,284	-	68,309

Issuance of warrants for consulting services	-	-	-	-	11,868	-	11,868

Net loss	-	-	-	-	-	(895,017)	(895,017)

Balance at September 30, 2012	3	$987,000	294,253,293	$29,425	$17,918,115	$(29,416,096)	$(10,481,556)

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net loss	$(895,017)	$(4,686,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,474	3,182
Forgiveness of debt	-	(4,251)
Amortization of discount on notes payable	(213,982)	61,977
Change in fair value of derivative financial instruments	275,406	(40,516)
Issuance of preferred stock for employee services	-	987,000
Issuance of stock options for employee and non-employee services	-	1,960,875
Issuance of common stock and warrants for consulting services	64,096	684,141
Financing expense paid through the issuance of common stock	9,000	26,200
Changes in operating assets and liabilities:
Accounts receivable	(62,606)	9,493
Prepaid expenses	2,134	(802)
Accounts payable	(33,165)	(43,351)
Accrued expenses	346,656	403,313
Net cash used in operating activities	(502,004)	(639,681)

Cash flows from investing activities:
Investment in website	(9,000)	-
Purchases of property and equipment	(2,691)	(6,399)
Net cash used in investing activities	(11,691)	(6,399)

Cash flows from financing activities:
Bank overdraft repayment	(4,520)	-
Proceeds from sale of common stock	405,000	210,000
Sale of warrants for cash	-	570,313
Proceeds from the exercise of warrants	-	20,000
Proceeds from notes payable	-	107,500
Repayment of notes payable	(10,401)	(29,415)
Proceeds from convertible notes payable	353,000	-
Repayment of convertible notes payable	(500)	-
Proceeds from notes payable - related parties	-	2,800
Repayment of notes payable - related parties	-	(6,600)
Repayment of secured convertible notes payable	-	(129,041)
Net cash provided by financing activities	742,579	745,557

Net change in cash	228,884	99,477

Cash at beginning of the period	-	45,925

Cash at end of the period	$228,884	$145,402

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable into common stock	$68,309	$235,084
Issuance of common stock in settlement of debt	$131,433	$-
Issuance of common stock for common stock to be issued	$25,000	$-

StrikeForce Technologies, Inc.

September 30, 2012 and 2011

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

In December 2011, the Company executed an exclusive agreement with an agent to represent the Company in enforcing the ProtectID® patent. The agent will receive a commission of 50% of the net proceeds resulting from its services. The Company terminated that exclusive agreement in September 2012. The Company shall be enforcing its patent rights and management has taken the initial steps concerning such enforcement as recommended by its patent attorneys.

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

The Company’s notes payable, convertible notes payable, convertible secured notes payable, and capital leases payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2012 and December 31, 2011.

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

Equity instruments issued to parties other than employees for acquiring goods or services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under applicable accounting guidance. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. The fair value of the option or warrant award is estimated on the date of grant using a Black-Scholes option-pricing valuation model.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net loss per common share calculation for the interim periods ended September 30, 2012 and 2011 as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011
Warrants issued in connection with debentures	2,773,157	2,925,267

Warrants sold for cash	222,350,000	223,550,000

Warrants issued in consideration of services provided	7,325,000	11,743,200

Warrants issued in connection with the sale of common stock	26,777,727	-

Sub-total - Warrants	259,225,884	238,218,467

Options issued from 5/20/03 to 4/21/11 to employees to purchase common shares exercisable at $0.0025 to $10.00 per share expiring 3 years to 10 years from the date of issuance	140,027,309	140,027,309

Options issued from 12/2/04 to 12/23/10 to consultants to purchase common shares exercisable at $0.006 to $9.00 per share expiring 5 years to 10 years from the date of issuance	2,761,889	2,761,889

Sub-total – Options	142,789,198	142,789,198

Shares of common stock issuable under the conversion feature of convertible notes payable	57,762,800	17,654,755

Total potentially outstanding dilutive common shares	459,777,882	398,662,420

Subsequent Events

The Company has evaluated subsequent events through the date when the financial statements were issued.

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The Company has adopted this amended guidance and adoption of these updates has not had a material impact on the financial statements or results of operations..

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2012-02

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

Other Recently Issued, but Not Yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company has an accumulated deficit at September 30, 2012, and net loss and net cash used in operating activities for the nine months ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Convertible Notes Payable

Convertible notes payable at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
(1) Convertible note bearing interest at 8% per annum, originally scheduled to mature on March 28, 2008, with a conversion price of $9.00 per share. As of September 30, 2012, the Company has not received a response from the note holder regarding a settlement agreement.	$235,000	$235,000
(2) Convertible notes bearing interest at 8% per annum with a conversion price of $9.00 per share which was originally scheduled to mature on December 31, 2010. As of September 30, 2012, the Company has not received a response from the note holder regarding a settlement agreement.	50,000	50,000
(3) Convertible note bearing interest at 9% per annum with a conversion price of $1.40 per share which was originally scheduled to mature on December 9, 2010. As of September 30, 2012, the Company has not received a response from the note holder regarding a settlement agreement.	200,000	200,000
(4) Convertible note bearing interest at 9% per with a conversion price of $0.80 per share which was originally scheduled to mature on December 31, 2010. As of September 30, 2012, the Company has not received a response from the note holder regarding a settlement agreement.	150,000	150,000
(5) Convertible note executed in May 2007 bearing interest at 9% per annum with a conversion price of $0.35 per share which was originally scheduled to mature December 31, 2010. As of September 30, 2012, the Company has not received a response from the note holder regarding a settlement agreement.	100,000	100,000
(6) Convertible notes executed in June 2007 bearing interest at 8% per annum which was originally scheduled to mature on December 29, 2010. As of September 30, 2012, the Company has not received a response from the note holder regarding a settlement agreement.	100,000	100,000
(7) Convertible note executed in July 2007 bearing interest at 8% per annum which was originally scheduled to mature on January 2, 2011. As of September 30, 2012, the Company has not received a response from the note holder regarding a settlement agreement.	100,000	100,000
(8) Convertible notes executed in August 2007 bearing interest at 9% per annum which was originally scheduled to mature on August 9, 2010. The Company is pursuing extensions.	120,000	120,000
(9) Convertible notes executed in December 2009 bearing interest at 9% per annum maturing on December 1, 2012, with a conversion price of $0.105 per share. The Company issued 200,000 warrants with an exercise price of $0.10 per share and an expiration date of December 1, 2012 in connection with the notes.	50,000	50,000
(10) Convertible note bearing interest at 8% per annum, maturing on March 31, 2015.	30,000	30,000
(11) Convertible notes, bearing compound interest at 8% per annum, which were originally scheduled to mature on June 30, 2010, with a conversion price of $10.00 per share. Per the terms of a debt purchasing agreement formalized with a consultant in September 2011, the Company transferred one of the notes, in the amount of $10,000, including accrued interest, to the consultant in October 2011 (see Note 11). The Company is pursuing extensions. In September 2012, the Company repaid $500 of the balance of the notes.	48,255	48,755

(12) Four convertible notes bearing interest at 4% per annum, maturing on December 5, 2012, January 3, 2013, January 31, 2013 and March 2, 2013, respectively (see Note 10). On June 15, 2012, the note holder converted $15,000 of the December 5, 2011 note into 2,668,089 unrestricted shares of the Company's common stock at $0.005622 per share. On August 15, 2012, the note holder converted $25,000 of the December 5, 2011 note into 7,575,758 unrestricted shares of the Company's common stock at $0.0033 per share (see Note 11).	260,000	75,000

(13) Three convertible notes bearing interest at 8% per annum, maturing on January 6, 2013, February 8, 2013 and April 30, 2013, respectively (see Note 10). In October 2012, the note holder converted $26,000 of the April 11, 2012 note into 5,581,818 unrestricted shares of the Company’s common stock. The conversions were processed on October 19, 2012 for $12,000 into 2,400,000 shares at a conversion price of $0.005 per share and October 31, 2012 for $14,000 into 3,181,818 shares at a conversion price of $0.0044 per share. In November 2012, an additional note was issued for $32,500 (see Notes 10 and 14).

	128,000	-
(14) Convertible non-interest bearing notes, with a conversion price of $9.00 per share which matured June 2006 and an 18% convertible note which matured November 2008 with a conversion price of $0.50 per share and 6,667 shares of the Company’s common stock. As of September 30, 2012, the Company has not received a response from the note holders regarding a settlement agreement.	10,512	10,512
	1,581,767	1,269,267
Long term portion	(30,000)	(30,000)
	1,551,767	1,239,267
Discount on convertible notes payable	(272,825)	(85,511)
Current maturities, net of discount	$1,278,942	$1,153,756

At September 30, 2012 and December 31, 2011, accrued interest due for the convertible notes was $623,583 and $534,174, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for the convertible notes payable for the interim period ended September 30, 2012 and 2011 was $89,409 and $73,024, respectively.

Note 5 - Convertible Notes Payable – Related Parties

Convertible notes payable – related parties at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
(1) Convertible note with the VP of Technology bearing interest at the prime rate plus 2% per annum with a conversion price of $10.00 per share, which was originally scheduled to mature on September 30, 2010. The Company issued 500 warrants with an exercise price of $10.00 per share. In April 2012, the note was extended to December 31, 2012.	$50,000	$50,000
(2) Convertible note with the VP of Technology bearing interest at the prime rate plus 4% per annum with a conversion price of $10.00 per share, which matured on September 30, 2010. In April 2012, the note was extended to December 31, 2012.	7,500	7,500
(3) Convertible notes with the CEO bearing interest at 8% per annum with a conversion price of $10.00 per share, which was originally scheduled to mature on April 30, 2011. The Company issued 1,800 warrants with an exercise price of $10.00 per share and expiration dates of February 4, 2014, September 7, 2014 and August 16, 2015. In April 2012, the notes were extended to December 31, 2012.	230,000	230,000
(4) Convertible notes with an employee bearing interest at 8% per annum with a conversion price of $10.00 per share, which was originally scheduled to mature on June 30, 2010.The Company issued 150 warrants with an exercise price of $10.00 per share and expiration dates of August 26, 2015 and September 29, 2015. In April 2012, the notes were extended to December 31, 2012.	15,000	15,000

(5) Convertible note with a relative of a director bearing interest at 8% per annum with a conversion price of $10.00 per share, which matured on June 30, 2010. The Company issued 50 warrants with an exercise price of $10.00 per share and an expiration date of December 7, 2015. In April 2012, the note was extended to December 31, 2012.	5,000	5,000
(6) Convertible note with an employee bearing interest at 8% per annum with a conversion price of $10.00 per share, which matured on June 30, 2010. The Company issued 100 warrants with an exercise price of $10.00 per share and an expiration date of December 6, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. In April 2012, the note was extended to December 31, 2012.	10,000	10,000
(7) Convertible notes with the CEO bearing compound interest at 8% per annum with a conversion price of $10.00 per share, which was originally scheduled to mature on April 30, 2011. The Company issued 380 warrants with an exercise price of $10.00 per share and expiration dates of January 18, 2016 and February 28, 2016. In April 2012, the notes were extended to December 31, 2012.	38,000	38,000
(8) Convertible note with an employee bearing compound interest at 8% per annum with a conversion price of $7.50 per share, which was originally scheduled to mature on June 30, 2010. The Company issued 50 warrants with an exercise price of $10.00 per share and an expiration date of March 6, 2016. In April 2012, the note was extended to December 31, 2012.	5,000	5,000
	$360,500	$360,500

At September 30, 2012 and December 31, 2011, accrued interest due for the convertible notes – related parties was $241,368 and $211,228, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for convertible notes payable – related parties for the interim period ended September 30, 2012 and 2011 was $30,140 and $33,120, respectively.

Note 6 - Notes Payable

Notes payable at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011

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

(9) Two units with each unit consisting of a 10% promissory note of $25,000, maturing on September 2, 2012 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The April 2009 agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company also applies to this note. For the nine months ended September 30, 2012 and 2011, sales proceeds of $10,401 and $185, respectively, were applied to the note balance (see Notes 10 and 11). In September 2012, the note was extended to September 30, 2013.

	35,113	45,514
(10) Promissory note executed in October 2009 for $50,000, maturing on October 20, 2012. Per the terms of the promissory note, the Company sold 3/4 unit with each unit consisting of a 10% promissory note of $25,000 and 133,333 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock (see Note 11).	18,750	18,750
(11) Promissory note executed in April 2010 for $80,000, bearing interest at 10% per annum, which matured on July 23, 2010, and 500,000 restricted shares of the Company’s common stock, at market price (see Note 11). In May 2011, the Company made a partial payment of $10,000. Per the terms of a settlement agreement that the Company executed with the note holder in January 2012, the Company settled the note, including accrued interest, for unrestricted shares of its common stock (see Note 11).	-	70,000
(12) Promissory note executed in May 2010 for $50,000, bearing interest at 10% per annum, maturing on May 21, 2013, and 200,000 restricted shares of the Company’s common stock, at market price. The April 2009 agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company also applies to this note. For the nine months ended September 30, 2012 and 2011, no sales proceeds were applied to the note balance (see Notes 10 and 11).	50,000	50,000
(13) Promissory notes executed in July 2011 bearing interest at 10% per annum, maturing on December 31, 2011. The Company issued 1,000,000 warrants with an exercise price of $0.50 per share and an expiration date of July 15, 2014. The fair value of the warrants issued was $26,200, all of which was expensed in 2011 as interest expense. The Company is pursuing extensions.	87,500	87,500
(14) Promissory note executed in August 2011 bearing interest at 10% per annum, maturing on December 31, 2011. The Company is pursuing an extension.	50,000	50,000
	2,379,235	2,456,764
Long term portion	-	(50,000)
	2,376,363	2,406,764
Discount on notes payable	(1,598)	(14,915)
Current maturities, net of discount	$2,374,765	$2,391,849

At September 30, 2012 and December 31, 2011, accrued interest due for the notes was $1,047,804 and $868,877, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for notes payable for the nine months ended September 30, 2012 and 2011 was $178,926 and $183,398, respectively.

The total long term portion of all funded debt is due as follows: 2015-$30,000.

Note 7 - Notes Payable – Related Parties

Notes payable – related parties at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
(1) Promissory notes executed with the CEO bearing interest at an amended rate of 8% per annum which matured on April 30, 2011. In April 2012, the notes were extended to December 31, 2012.	$504,000	$504,000
(2) Promissory note executed with the CEO bearing interest at 9% per annum which matured on April 30, 2011. The Company issued 20,000 warrants with an exercise price of $1.30 per share and an expiration date of May 25, 2011. The fair value of the warrants issued was $24,300. In April 2012, the note was extended to December 31, 2012.	100,000	100,000
(3) Promissory note with the CEO bearing interest at 8% per annum which matured on April 30, 2011. The Company issued 8,800 warrants with an exercise price of $0.50 per share and an expiration date of February 21, 2012. The fair value of the warrants issued was $3,758. In April 2012, the note was extended to December 31, 2012.	22,000	22,000
(4) Two 10% promissory notes, with the CEO, of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares, which matured on April 30, 2011. In April 2012, the note was extended to December 31, 2012.	50,000	50,000
(5) Promissory notes with the CEO, non-interest bearing, which matured on April 30, 2011. Partial payments of $6,580 were made against the notes in August and September 2010 and $2,700 in February 2011. In April 2012, the notes were extended to December 31, 2012.	31,420	34,120
(6) In October 2010, the Company assigned the proceeds of six open receivables invoices, totaling $20,761, to its CEO. The assignment was non-interest bearing and fee free with a due date of November 20, 2010. Partial repayments were made in October 2010 for $4,218 and November 2010 for $4,125. In April 2012, the note was extended to December 31, 2012 (see Note 10).	12,418	12,418
(7) Promissory note executed in March 2011 with the CEO, non-interest bearing, which matured on April 1, 2011. In April 2012, the note was extended to December 31, 2012.	2,800	2,800
	$722,638	$722,638

At September 30, 2012 and December 31, 2011, accrued interest due for the notes – related parties was $366,278 and $324,179, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for notes payable - related parties for the interim period ended September 30, 2012 and 2011 was $42,098 and $41,965, respectively.

Note 8 – Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with ASC 815, which requires that all derivative financial instruments be recorded in the balance sheets either as assets or liabilities at fair value.

As of September 30, 2012, the Company’s derivative financial instruments are embedded derivatives associated with the Company’s secured and unsecured convertible notes. The Company’s secured convertible debentures issued to YA Global and Highgate in 2005, further assigned to Citco Global (“Citco Global Notes”), and unsecured convertible debentures issued to two unrelated investor firms on December 5, 2011, January 3, 2012, January 31, 2012 and March 2, 2012 (“ICG Notes”) and April 11, 2012, May 4, 2012 and July 25, 2012 ("Asher Notes"), are hybrid instruments, which individually warrant separate accounting as a derivative instrument. In July 2012, the Company was notified by Citco Global that the custodian for the Citco Global Notes is D.A.R.T. Limited (“DART”). The Citco Global Notes are hereinafter referred to as the “DART Notes”. The embedded derivative feature has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability", which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the notes, or 12 months. The embedded derivative feature includes the conversion feature within the notes and an early redemption option.  The compound embedded derivatives within the convertible notes have been recorded at fair value at the date of issuance; and are marked-to-market each reporting period with changes in fair value recorded to the Company’s statement of operations as Change in fair value of derivative liabilities.

Valuation of Derivative Financial Instruments

(1)

Valuation Methodology

The Company has utilized a third party valuation consultant to fair value the compound embedded derivatives using a multinomial lattice models that values the derivative liabilities within the convertible notes based on a probability weighted discount cash flow model.

(2)

Valuation Assumptions- Change in Fair Value of Derivative Liability Related to DART Notes

The following assumptions were used for the valuation of the derivative liability related to the Notes:

•

The principal balance of the DART Notes as of 9/30/12 is $532,395;

•

The stock price of $0.0095 is based on market data as of 9/30/12;

•

An event of default would occur 1% of the time, increasing 0.10% per month to a maximum of 10%;

•

Alternative financing would be initially available to redeem the note 10% of the time and increase monthly by .1% to a maximum of 20%.

•

The monthly trading volume would average $188,376 over a year and would increase at 1% per period;

•

The projected volatility curve for each valuation period was based on the Company’s historical volatility.

•

The Holder would automatically convert the notes at a stock price of $0.13 (the higher of: 2 times the conversion price or 1.5 times the stock price) if the registration was effective and the company was not in default.

As of September 30, 2012, the estimated fair value of derivative liabilities on secured convertible notes of DART was $142,612.The mark to market adjustment to decrease the derivative liabilities for the quarter ended September 30, 2012 was $10,192.

(3)

Valuation Assumptions- Change on Fair Value of Derivative Liabilities Related to ICG and Asher Notes

The existing derivative instruments were valued as of 9/30/12. The following assumptions were used for the valuation of the derivative liability related to the ICG and Asher Notes:

•

The notes face amount as of 9/30/12 is $388,000 with an initial conversion price for ICG of 60% of the lowest bid from of the 10 previous days (effective rates of 51.55%) and for Asher 58% of the average of the 5 or 3 lowest bid  from of the 10 previous days (effective rates of 48.65% for the 4/11/12 Asher Note; 54.00% for the 5/4/12 and 7/25/12 Asher Notes).

•

The projected volatility curve for each valuation period was based on the historical volatility of the company;

•

An event of default would occur 1% of the time, increasing 1.00% per month to a maximum of 10%;

•

The company would redeem the notes projected initially at 0% of the time and increase monthly by 2.0% to a maximum of 10.0% (from alternative financing being available for a Redemption event to occurred); and

•

The Holder would automatically convert the note at the maximum of 2 times the conversion price if the company was not in default. With the target exercise price dropping as maturity approaches.

As of September 30, 2012, the estimated fair value of derivative liabilities on the unsecured convertible notes from ICG and Asher was $426,255. The mark to market adjustment to decrease the derivative liabilities for the quarter ended September 30, 2012 was $18,695.

On June 15, 2012 and August 15, 2012, $15,000 and $25,000 of the ICG Notes were converted to common stock based on the conversion term.  As a result of conversion of the ICG Notes, the compound embedded derivative liabilities of $41,144 at those date were reclassified as additional paid in capital, and the unamortized discount, in the amount of $12,835, was credited as a reduction of additional paid in capital for the interim period ended September 30, 2012.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative warrant liabilities	$568,867	$-	$-	$568,867	$568,867

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2011 and the nine months ended September 30, 2012 :

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants	Total

Balance, December 31, 2010	$424,671	$424,671
Total gains or losses (realized/unrealized)
Included in net (income) loss	(163,745)	(163,745)
Included in other comprehensive income	-	-
Purchases, issuances and settlements	73,679	73,679
Transfers in and/or out of Level 3	-	-
Balance, December 31, 2011	$334,605	$334,605
Total gains or losses (realized/unrealized)
Included in net (income) loss	(102,224)	(102,224)
Included in other comprehensive income	-	-
Purchases, issuances and settlements	336,486	336,486
Transfers in and/or out of Level 3	-	-
Balance, September 30, 2012	$568,867	$568,867

Note 9 - Convertible Secured Notes Payable

Convertible secured notes payable consisted of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
DART Limited (custodian for Citco Global and as assigned from YA Global/Highgate)	$542,588	$542,588

Total convertible secured notes payable	$542,588	$542,588

At September 30, 2012, the Company's outstanding convertible secured notes payable are secured through the note holder's claim on the Company's intellectual property.

The DART secured convertible debentures are fully matured. The Company has been in contact with the note holder who has indicated that it has no present intention of exercising its right to convert the debentures into restricted shares of the Company's common stock.

Conversions to Common Stock

For the nine months ended September 30, 2012 and 2011, DART and Citco Global had no conversions.

Note 10 - Commitments and Contingencies

Payroll Taxes

At December 31, 2011, the Company recorded $53,901 of payroll taxes, of which approximately $45,000 were delinquent from the year ended December 31, 2003. The Company had also recorded $32,462 of related estimated penalties and interest on the delinquent payroll taxes. In September 2012, the Company determined to re-examine the nature and amounts of this accrued liability.

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

For the nine months ended September 30, 2012 and 2011, the Company contributed plan dollars of $1,391 and $3,349, respectively.

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

In December 2011, the Company executed an exclusive agreement with an agent to represent the Company in enforcing its “Out-of-Band” patent No. 7,870,599. The agent will receive a commission of 50% of the net proceeds resulting from their services (see Note 2). As of September 30, 2012, no commissions were paid to the agent relating to the agreement. The Company terminated that exclusive agreement in September 2012. The Company shall be enforcing its patent rights and management has taken the initial steps concerning such enforcement as recommended by its patent attorneys.

In December 2011, the Company executed a joint venture agreement with a marketing firm whereby the parties will develop and execute marketing strategies for the Company’s products. The parties will share revenues resulting from the efforts of the joint venture at 50% each. As of September 30, 2012, no revenues were attributed to the agreement.

In December 2011, the Company executed a business development agreement with a consulting firm, which was amended in December 2011, having a six month term. In consideration of the agreement, the Company, at its sole discretion, will issue up to 5,000,000 restricted shares of its common stock, at the conclusion of the agreement, providing the Company is satisfied with the consultant’s performance relating to the agreement. At its sole discretion, the Company may issue half of the above shares after 90 days of the agreement date and the shares would be placed in escrow for the consultant. As of September 30, 2012, no shares were issued to the consultant relating to the agreement.

In January 2012, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining clients and investors. The consultant will receive a fee of $5,000 per month and warrants to purchase 150,000 shares of the Company’s common stock, exercisable at $0.03 per share. The consultant also received warrants to purchase 150,000 shares of the Company’s common stock, exercisable at $0.03 per share, upon execution of the agreement. The warrants have a three year term. The term of the agreement was one month. The agreement was amended and extended for February, March, April, July, August and September 2012. The February 2012 amendment reduced the exercise price of the warrants to $0.02 per share. In July 2012, the agreement was amended for an additional one month extension and the monthly fee was increased to $5,500 and the issuance of warrants to purchase 165,000 shares of the Company’s common stock, exercisable at $0.02 per share, with a three year term. For the nine months ended September 30, 2012, the consultant received $45,500 in fees and warrants to purchase 1,065,000 shares of the Company's common stock at $0.02 per share for 765,000 warrants and $0.03 per share for 300,000 warrants. All of the warrants have a three year term. In October 2012, the consultant received bonus warrants to purchase 1,000,000 shares of Company's common stock, at $0.015 per share, with a three year term (see Notes 11 and 14).

In January 2012, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining investors. The consultant will receive a commission of 5% of all financing raised as a result of the consultant’s efforts. The consultant will also receive, as a commission, 10% of all financing raised as a result of the consultant’s efforts in the form of warrants to purchase shares of the Company’s common stock, exercisable at $0.02 per share. The warrants have a three year term. The term of the agreement is two years. As of September 30, 2012, no financing was raised relating to the agreement.

In February 2012, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining clients. The consultant will receive a commission of 50% of all contracted revenues and 50% of the first renewal of all contracted revenues, for new clients, and 25% of all contracted revenues for existing clients, recorded as a result of the consultant’s efforts. In March 2012, the agreement was amended to increase the 25% commission rate to 35%. The parties may elect to remit commissions in the form of restricted shares of the Company’s common stock, with a maximum amount of shares issued in one year not to exceed 5,000,000 shares. The agreement also includes performance incentives whereby the consultant will receive bonus restricted shares of the Company’s common stock at the end of the agreement term as follows: one million shares if contracted revenues exceed $1,000,000, two million shares if contracted revenues exceed $2,000,000, three million shares if contracted revenues exceed $3,000,000 and four million shares if contracted revenues exceed $4,000,000. At the end of the first year of the agreement, the consultant will also have the option to purchase restricted shares of the Company’s common stock directly from the Company at a 25% discount of the then current market price on the last day of the contract, up to a maximum of 5,000,000 shares. The term of the agreement is one year with automatic renewals. In July 2012, the parties extended the term of the agreement to October 31, 2013. As of September 30, 2012, no revenues were recorded relating to the agreement.

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

In March 2012, the Company executed a term sheet with an investor firm whereby the firm would invest in the Company $53,000 in the form of a convertible promissory notes, bearing interest at 8% per year, with a maturity date 9 months from the date issuance. A closing fee of $3,000 would be deducted from the tranche and the note would include a tiered prepayment penalty. The investor firm may process conversions after six months from the date of the closing. Conversions would include a 42% discount to the average closing bid price of the Company’s common stock for the previous ten days of a conversion notice, using the average of the three lowest trading prices. In April 2012, the Company received the tranche of $50,000, net of the $3,000 closing fee, and executed a convertible promissory note and securities purchase agreement per the terms of the term sheet. In May 2012, the investor firm invested an additional $32,500 in the Company governed by the terms of the term sheet and in the form of a convertible promissory note for $32,500. The Company received the second tranche of $30,000, net of a $2,500 closing fee, in May 2012. In July 2012, the investor firm invested an additional $42,500 in the Company governed by the terms of a July 2012 term sheet and in the form of a convertible promissory note for $42,500. The Company received the third tranche of $40,000, net of a $2,500 closing fee, in July 2012 (see Note 4). The Company recorded all of the closing fees of $8,000 as deferred financing costs. For the nine months ended September 30, 2012, the Company expensed $3,714 of financing expenses related to the deferred financing costs. In November 2012, the Company executed a new term sheet with the investor firm and received $30,000, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the terms of the term sheet (see Note 14).

Drawdown Equity Financing Agreement

On April 13, 2012, the Company entered into a Drawdown Equity Financing Agreement, together with a Registration Rights Agreement, with Auctus Private Equity Fund, LLC ("Auctus"), the selling stockholder. In October 2012, the Company elected to withdraw its Form S-1/A registration statement and terminate the Drawdown Equity Financing Agreement with Auctus.

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

The consultant had also agreed to purchase $100,000 of additional restricted shares of the Company’s common stock commencing in October 2011, at $20,000 per tranche. The Company plans to use the proceeds of the sale of the stock solely to reduce accrued payroll and related payroll taxes. As of September 30, 2012, no additional shares have been purchased.

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

Loan Repayment Agreement

In April 2009, the Company signed an agreement whereby two promissory notes executed with a distributor of its products were to be repaid from the proceeds of sales of the Company’s products sold by the distributor for the Company. In September 2009, the Company executed an additional promissory note with the distributor that is included in the loan repayment agreement. In May 2010, the Company executed an additional promissory note with the distributor that is included in the loan repayment agreement. For the nine months ended September 30, 2012 and 2011, sales proceeds of $10,401 and $19,415, respectively, were applied to the balance of the notes (see Notes 6 and 11). In September 2012, the Company and the distributor executed an amendment to the March and April 2009 promissory notes whereby the Company will remit the accrued interest due on the notes, in the amount of $10,388, to the distributor by November 1, 2012. The payment was made in October 2012.

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

Due to Factor

In March 2007, the Company entered into a sale and subordination agreement with a factoring firm whereby the Company sold its rights to two invoices, from February 2007 and March 2007, totaling $470,200 to the factor.  Upon signing the agreement and providing the required disclosures, the factor remitted 65%, or $144,440, of the February 2007 invoice and a certain percentage of $53,010 of the March 2007 invoice to the Company.  The Company paid a $500 credit review fee to the factor relating to the agreement.  Per the terms of the agreement, once the Company’s client remits the invoice amount to the factor, the factor deducts a discount fee from the remaining balance of the factored invoices and forwards the net proceeds to the Company.  The discount fee is computed as a percentage of the face amount of the invoice as follows: 2.25% fee for invoices paid within 30 days of the down payment date with an additional 1.125% for each 15 day period thereafter. In September 2007, the February 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In December 2007, the March 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In February 2008, the Company and the factor agreed to a total settlement amount of $75,000, which was scheduled to be paid by the Company to the factor in September 2008 unless both parties mutually agreed to extend the due date. In September 2008, the Company and the factor reached a verbal agreement to extend the due date to December 31, 2008. The Company is pursuing a further extension. As of September 30, 2012, the balance due to the factor by the Company was $209,192 including interest.

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

The Series B Preferred Stock shall have preferential liquidation rights in the event of any liquidation, dissolution or winding up of the Company, such liquidation rights to be paid from the assets of the Company not delegated to parties with greater priority at $1.00 per share or, in the event an aggregate subscription by a single subscriber of the Series B Preferred Stock is greater than $100,000,000, $0.997 per share. The Series B Preferred Stock shall be convertible to a number of shares of common stock equal to the price of the Series B Preferred Stock divided by the par value of the Series B Preferred Stock. The option to convert the shares of Series B Preferred Stock may not be exercised until three months following the issuance of the Series B Preferred Stock to the recipient shareholder. The Series B Preferred Stock shall have ten votes on matters presented to the shareholders of the Company for one share of Series B Preferred Stock held. The initial price of the Series B Preferred Stock shall be $2.50, (subject to adjustment by the Company’s Board of Directors) until such time, if ever, the Series B Preferred Stock are listed on a secondary and/or public exchange.  As of September 30, 2012, no shares of Series B Preferred Stock have been issued.

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

Issuance of Common Stock for Services

In December 2009, the Company entered into a retainer agreement with an attorney, whereas the attorney acts as house counsel for the Company with respect to all general corporate matters.  The agreement is at will and required a payment of 100,000 shares of common stock, valued at $0.05 per share, due upon execution. Commencing on January 1, 2010, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market. For the nine months ended September 30, 2012 and 2011, the Company issued 22,500 shares of common stock, valued at $230, and 22,500 shares of common stock, valued at $685, respectively, all of which have been expensed as legal fees, related to the agreement.

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

In May 2012, the Company entered into a consulting agreement with a firm whereby the consultant will provide public relations services to the Company. The consultant will receive a fee of $7,000 per month and $500 per month in the form of restricted shares of the Company's common stock valued on the closing market price of the first day of each month that the agreement is in effect. In May 2012, the consultant received 33,334 shares of the Company’s common stock, valued at $500. In June 2012, the consultant received 55,555 shares of the Company’s common stock, valued at $500. In July 2012, the consultant received 62,500 shares of the Company’s common stock, valued at $500. In August 2012, the consultant received 58,140 shares of the Company’s common stock, valued at $500. In September 2012, the consultant received 52,632 shares of the Company’s common stock, valued at $500. The value of all of the shares issued has been expensed as consulting fees (see Note 10). In October 2012, the consultant received 52,632 shares of the Company’s common stock, valued at $500 (see Note 14).

Issuance of Common Stock for Financing

In January 2009, the Company executed a promissory note for $225,000, bearing interest at 10% per annum, maturing on January 23, 2012. Per the terms of the promissory note, the note holder of a $100,000 convertible note, executed in July 2008, rolled the convertible note balance and accrued interest owed into a purchase of nine units with each unit consisting of a 10% promissory note of $25,000 for a total of $225,000 and 82,000 shares of the Company’s common stock, valued at $0.06, for a total of 738,000 shares of common stock. An additional loan to the Company, in January 2009, of $100,000 by the note holder was included as part of the purchase of the nine units (see Note 6). The shares were issued in February 2009. For the nine months ended September 30, 2012 and 2011, the Company expensed $0 and $16,605, respectively, of financing expenses related to the shares.

In March 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on March 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The shares were issued in April 2009. For the nine months ended September 30, 2012 and 2011, the Company expensed $417 and $1,250, respectively, of financing expenses related to the shares (see Notes 6 and 10).

In April 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on April 10, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. For the nine months ended September 30, 2012 and 2011, the Company expensed $417 and $1,250, respectively, of financing expenses related to the shares (see Notes 6 and 10).

In May 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on May 27, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The shares were issued in June 2009. For the nine months ended September 30, 2012 and 2011, the Company expensed $417 and $750, respectively, of financing expenses related to the shares (see Note 6).

In June 2009, the Company executed a promissory note for $25,000, bearing interest at 10% per annum, maturing on June 8, 2012. Per the terms of the promissory note, the note holder purchased one unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in June 2009. For the nine months ended September 30, 2012 and 2011, the Company expensed $208 and $375, respectively, of financing expenses related to the shares (see Note 6).

In June 2009, the Company executed a promissory note for $75,000, bearing interest at 10% per annum, maturing on June 12, 2012. Per the terms of the promissory note, the note holder purchased three units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 150,000 shares of common stock. The shares were issued in August 2009. For the nine months ended September 30, 2012 and 2011, the Company expensed $1,167 and $1,500, respectively, of financing expenses related to the shares (see Note 6).

In July 2009, the Company executed a promissory note for $35,000, bearing interest at 10% per annum, maturing on July 14, 2012. Per the terms of the promissory note, the note holder purchased 1.4 units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 70,000 shares of common stock. The shares were issued in August 2009. For the nine months ended September 30, 2012 and 2011, the Company expensed $544 and $700, respectively, of financing expenses related to the shares (see Note 6).

In August 2009, the Company executed a promissory note for $25,000, bearing interest at 10% per annum, maturing on August 18, 2012. Per the terms of the promissory note, the note holder purchased one unit consisting of a 10% promissory note of $25,000 and 75,000 restricted shares of the Company’s common stock, at market price. The shares were issued in August 2009. For the nine months ended September 30, 2012 and 2011, the Company expensed $583 and $750, respectively, of financing expenses related to the shares (see Note 6).

In September 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on September 2, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. For the nine months ended September 30, 2012 and 2011, the Company expensed $1,222 and $1,375, respectively, of financing expenses related to the shares (see Notes 6 and 10).

In October 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on October 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 82,000 restricted shares of the Company’s common stock, valued at $0.10 per share, for a total of 164,000 shares of common stock. The shares were issued in November 2009. For the nine months ended September 30, 2012 and 2011, the Company expensed $0 and $4,100, respectively, of financing expenses related to the shares (see Note 6).

In October 2009, the Company executed a promissory note for $18,750, bearing interest at 10% per annum, maturing on October 27, 2012. Per the terms of the promissory note, the note holder purchased three/fourths of one unit with each unit consisting of a 10% promissory note of $25,000 and 133,333 restricted shares of the Company’s common stock, valued at $0.10 per share, for a total of 100,000 shares of common stock. For the nine months ended September 30, 2012 and 2011, the Company expensed $0 and $2,500, respectively, of financing expenses related to the shares (see Note 6).

In December 2009, the Company executed a promissory note for $7,500, bearing interest at 10% per annum, maturing on December 4, 2012. As consideration for executing the note, the Company issued 150,000 shares of restricted common stock, valued at $0.10 per share, to the note holder. For the nine months ended September 30, 2012 and 2011, the Company expensed $1,250 and $3,750, respectively, of financing expenses related to the shares (see Note 6).

In May 2010, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on May 21, 2013. As consideration for executing the note, the Company issued 200,000 shares of restricted common stock, valued at $0.009 per share, to the note holder. For the nine months ended September 30, 2012 and 2011, the Company expensed $450 and $450, respectively, of financing expenses related to the shares (see Notes 6 and 10).

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

Per the terms of a settlement agreement that the Company executed with its former President in January 2012, the Company issued 1,498,214 restricted shares of its common stock, valued at $0.014 per share to its former President for settlement of  accrued interest owed (see Note 10).

Per the terms of a settlement agreement that the Company executed with a note holder in January 2012, the Company issued 5,058,060 restricted shares of its common stock, valued at $0.0165 per share to the note holder for settlement of a promissory note (see Notes 6 and 10).

Conversions to Common Stock

For the nine months ended September 30, 2012, ICG converted $40,000 of the ICG note dated December 5, 2011 into 10,243,847 unrestricted shares of the Company’s common stock. The conversions were processed on June 15, 2012 for $15,000 into 2,668,089 shares at a conversion price of $0.005622 per share and August 15, 2012 for $25,000 into 7,575,758 shares at a conversion price of $0.0033 per share.

For the nine months ended September 30, 2011, ICG had no conversions.

In October 2012, Asher converted $26,000 of the Asher note dated April 11, 2012 into 5,581,818 unrestricted shares of the Company’s common stock. The conversions were processed on October 19, 2012 for $12,000 into 2,400,000 shares at a conversion price of $0.005 per share and October 31, 2012 for $14,000 into 3,181,818 shares at a conversion price of $0.0044 per share (see Notes 4 and 14).

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

In April 2012, the Company sold to three individuals certain units which contained common stock and warrants. The Company issued 6,973,640 shares of its common stock at $0.01 per share for 2,469,136 shares and $0.011 per share for 4,504,504 shares. The Company also issued warrants to purchase a total of 3,486,830 shares of the Company’s common stock, exercisable at $0.02 per share that expire in April 2015.

In June 2012, the Company sold subscriptions to one individual for certain units containing common stock and warrants. The Company issued 4,000,008 shares of its common stock at $0.007 per share and warrants to purchase a total of 2,000,004 shares of the Company’s common stock, exercisable at $0.02 per share that expire in June 2015.

In July 2012, the Company sold to two individuals certain units which contained restricted common stock and warrants. The Company issued 14,492,393 shares of its common stock at $0.0047 per share for 10,570,824 shares and $0.0064 per share for 3,921,569 shares. The Company also issued warrants to purchase a total of 7,246,197 shares of its common stock, exercisable at $0.02 per share, that expires in July 2015.

In August 2012, the Company sold subscriptions to one individual for certain units containing restricted common stock and warrants. The Company issued 5,555,556 shares of its common stock at $0.0045 per share and warrants to purchase a total of 2,777,778 shares of its common stock, exercisable at $0.02 per share that expire in August 2015.

In September 2012, the Company sold to two individuals certain units which contained restricted common stock and warrants. The Company issued 7,953,215 shares of its common stock at $0.0056 per share for 4,444,444 shares and $0.0071 per share for 3,508,771 shares. The Company also issued warrants to purchase a total of 3,976,608 shares of its common stock, exercisable at $0.02 per share that expire in September 2015.

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

Issuance of Warrants for Financing and Acquiring Services

In connection with consulting agreements, the Company issued warrants for 13,990,950 shares to consultants, all of which were deemed earned upon issuance, as of September 30, 2012. The fair value of these warrants granted, estimated on the date of grant using the Black-Scholes option-pricing model, was $996.678, which has been recorded as consulting expenses.

The table below summarizes the Company’s warrant activities through September 30, 2012:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance Contractual Term	Intrinsic Value (in thousands)
Balance, January 1, 2011	122,968,467	$0.004 - $ 10.00	$0.039	$1,312,645	$ ---
Granted	118,000,000	$0.02 - $ 0.50	$0.062	$1,430,013	$ ---
Exercised	-	-	$-	$-	$ ---
Balance, December 31, 2011	240,968,467	$0.004 - $ 10.00	$0.05	$2,742,658	$ ---
Granted	26,342,727	$0.02 - $0.04	$0.02	$81,650	$ ---
Expired	(8,085,310)	$0.004 - $ 5.50	$0.21	$-	$ ---
Balance, September 30, 2012	259,225,884	$0.015 - $ 10.00	$0.049	$2,824,308	$ ---
Exercisable, September 30, 2012	259,225,884	$0.015 - $ 10.00	$0.049	$2,824,308	$ ---

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$10.00	8,050	1.96	$10.000	8,050	$10.000

$0.02 - $0.80	259,217,834	55	0.049	259,217,834	0.049

	259,225,884	2.53	$0.042	259,225,884	$0.042

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

Options awarded in April 2011

On April 21, 2011, the Company awarded 70,000,000 stock options to the Company’s management team and employees exercisable at $0.01 per share expiring five (5) years from the date of grant vesting over an eight month period.

The Company estimated the fair value of 2011 options on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

April 21, 2011
Risk-free interest rate	2.14%
Dividend yield	0.00%
Expected volatility	313%
Expected option life	5 years

The table below summarizes the Company’s Incentive Plan stock option activities through September 30, 2012:

	Number of Option Shares	Fair Value at the Date of Grant	Exercise Price Range Per Share	Weighted Average Exercise Price	Weighted Average Remaining (in years) Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2011	70,027,309	$1,184,621	$0.0025 - $ 10.00	$0.018	3.7	$ ---
Granted	70,000,000	$2,030,000	$0.01	$0.010	4.3	$ ---
Cancelled	-	-	-	$-	-	$ ---
Balance, December 31, 2011	140,027,309	$3,214,621	$0.0025 - $10.00	$0.014	4.0	$ ---
Granted	-	-	-	$-	-	$ ---
Balance, September 30, 2012	140,027,309	$3,214,621	$0.0025 - $10.00	$0.014	3.25	$ ---
Vested and Exercisable, September 30, 2012	140,027,309	$3,214,621	$0.0025-$10.00	$0.014	3.25	$ ---

As of September 30, 2012, an aggregate of 140,027,309 options were outstanding under the incentive plan and 59,972,691 shares were available for future issuance.

The following table summarizes information concerning outstanding and exercisable Incentive Plan options as of September 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$10.000	37,500	1.91	$10.000	37,500	$10.000
$1.000	105,000	3.76	1.000	105,000	1.000
$0.0025 - $0.375	139,884,809	3.25	0.011	139,884,809	0.011

	140,027,309	3.25	$0.014	140,027,309	$0.014

Non-Incentive Plan Stock Option Grants

As of September 30, 2012, an aggregate of 2,761,889 non-plan, non-qualified options for non-employees were outstanding. The exercise price for 2,000,000 options (granted in December 2010) is $0.006, for 760,000 options is $3.60 and for 1,889 options is $9.00, yielding a weighted average exercise price of $1.001.

At September 30, 2012, there were 2,761,889 vested non-plan, non-qualified stock options outstanding of which 2,000,000 options are exercisable at $0.006, 760,000 options are exercisable at $3.60 and 1,889 options are exercisable at $9.00.

Note 13 - Concentration of Credit Risk

Customers and Credit Concentrations

Revenue concentrations for the nine months ended September 30, 2012 and 2011 and the accounts receivables concentrations at September 30, 2012 and December 31, 2011 are as follows:

	Net Sales for the Nine months Ended		Accounts Receivable At
	September 30, 2012	September 30, 2011	September 30, 2012	December 31, 2011
Customer A	53.7%	18.2%	88.7%	88.7%
Customer B	18.7%	34.9%	-%	-%
Customer C	10.7%	18.5%	5.9%	9.1%
Customer D	6.2%	-%	-%	-%
	89.3%	71.6%	94.6%	97.8%

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

Convertible Notes Payable

In November 2012, the Company executed a securities purchase agreement and convertible note for $32,500, bearing interest at 8% per annum, maturing on August 5, 2013, per a term sheet executed in November 2012 with an investor firm. A closing fee of $2,500 was deducted from the tranche and the note included a tiered prepayment penalty. The investor firm may process conversions after six months from the date of the closing. Conversions will include a 42% discount to the average closing bid price of the Company’s common stock for the previous ten days of a conversion notice, using the average of the three lowest trading prices (see Notes 4 and 10).

Term Sheet

In November 2012, the Company executed a term sheet with an investor firm whereby the firm would invest in the Company $27,750 in the form of a convertible promissory notes, bearing interest at 8% per year, with a maturity date 9 months from the date issuance. A closing fee of $2,750 would be deducted from the tranche and the note would include a tiered prepayment penalty. Conversions would include a 40% discount to the average closing bid price of the Company’s common stock for the previous ten days of a conversion notice, using the average of the three lowest trading prices.

Issuance of Common Stock for Services

In October 2012, the Company issued 52,632 shares of common stock, valued at $500, to a consultant related to a public relations agreement executed in May 2012 (see Notes 10 and 11).

In November 2012, the Company issued 350,000 restricted shares of common stock, valued at $0.0065 per share, to the five members of its Advisory Board in consideration to their services provided to the Company.

Conversions to Common Stock

In October 2012, Asher converted $26,000 of the Asher note dated April 11, 2012 into 5,581,818 unrestricted shares of the Company’s common stock. The conversions were processed on October 19, 2012 for $12,000 into 2,400,000 shares at a conversion price of $0.005 per share and October 31, 2012 for $14,000 into 3,181,818 shares at a conversion price of $0.0044 per share (see Notes 4 and 10).

Sale of Shares of Common Stock

In October 2012, the Company sold subscriptions to an individual for certain units containing common stock and warrants. The Company issued 5,555,556 shares of its common stock at $0.0045 per share and warrants to purchase a total of 2,777,778 shares of the Company’s common stock, exercisable at $0.02 per share that expire in October 2015.

Issuance of Warrants for Services

In October 2012, the Company issued bonus warrants to purchase 1,000,000 shares of the Company’s common stock, exercisable at $0.015 per share, to a consultant per the terms of a consulting agreement entered into in January 2012. The warrants have a three year term.

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

Such risks include, among others, the following: demand for payment of our convertible notes outstanding under which we are currently in default, our inability to obtain adequate financing to repay the convertible notes, our ability to continue financing our operations either through debt or equity offerings, international, national and local general economic and market conditions: our ability to sustain, manage or forecast our growth; material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; prospective changes to financing options due to the Jobs Act of 2012, fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this filing.

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

We own the exclusive right to license and develop various identification protection software products to protect computer networks from unauthorized access and to protect network owners and users from identity theft.  We have developed a suite of products partly based upon this exclusive license that is targeted to the financial, e-commerce, corporate, government, healthcare, insurance,, technology and consumer sectors.

We began our operations in 2001 as a reseller and integrator of computer hardware and iris biometric technology. From the time we started our operations through the first half of 2003, we derived the majority of our revenues as an integrator. In December 2002, upon the acquisition of the licensing rights to certain intellectual property and patent pending technology from NetLabs.com, we shifted the focus of our business to developing and marketing our own suite of security products. Based upon the acquired licensing rights and additional research and development, we have developed various identification protection software products to protect computer networks from unauthorized access and to protect network owners and users from identity theft. In November 2010, we received notice that the United States Patent Office (“USTPO”) had issued an official Notice of Allowance for the patent application for the technology relating to our ProtectID® product, titled "Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System". In January 2011, we received notice that the United States Patent Office issued the Company Patent No. 7,870,599.  The “Out-of-Band” Patent went through a USTPO Re-Examination process starting on August 16, 2011 and concluded on December 27, 2011, with all of our patent claims remaining intact and seven additional Company patent claims being added. In 2011, we submitted an additional continuation patent on the “Out-of-Band” Patent, with another sixty-six additional Company claims now pending. The technology we developed and use in our GuardedID® product is the subject of a pending patent application.  In December 2011, we executed an exclusive agreement with an agent to represent us in enforcing the “Out-of-Band” Patent. We terminated that exclusive agreement in September 2012. We shall be enforcing our patent rights and our management has taken the initial steps concerning such enforcement as recommended by our patent attorneys.

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

We generated all of our revenues of $642,596, for the nine months ended September 30, 2012, compared to $286,695 for the nine months ended September 30, 2011, from the sales of our security products. We market our products globally to financial service firms, healthcare related companies, e-commerce companies, government agencies, the enterprise market in general and with virtual private network companies, as well as technology service companies that service all the above markets. We seek such sales through our own direct efforts and primarily through distributors, resellers and third party agents internationally. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in production installations and pilot projects with various distributors, resellers and direct customers, as well as having reached additional reseller agreements with strategic vendors internationally, including South America, Europe, Asia, Africa and the Pacific Rim. Our GuardedID® product is also being sold directly to consumers, primarily through the Internet as well as distributors, resellers, third party agents and potential OEM agreements by bundling GuardedID® with their products (providing a value-add to their own products and offerings).

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

Intellectual Property

In December 2011, we executed an exclusive agreement with an agent to represent us in enforcing the “Out-of-Band” patent. We terminated that exclusive agreement in September 2012. We shall be enforcing our patent rights and our management has taken the initial steps concerning such enforcement as recommended by our patent attorneys.

Our firewall product, which was in the research and design phase, is no longer being developed; therefore, the pending provisional patent application was allowed to expire. A fourth patent application relating to our ProtectID® product was combined into the first ProtectID® patent application and the fourth application was allowed to lapse.

We have three trademarks that have been approved and registered: ProtectID®, GuardedID® and CryptoColor®. We have two trademarks that are in the application process: ID Genie™ and MobileTrust™. A portion of our software is licensed from third parties and the remainder is developed by our own team of developers while leveraging some limited external consultant expertise as necessitated. We rely upon confidentiality agreements signed by our employees, consultants and third parties to protect the intellectual property rights.

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

Our primary strategy over the next 12 months is to focus on the growth and support of our channel partners, including distributors, resellers and original equipment manufacturers (OEMs). Secondly, our internal sales team will target potential direct sales in industries that management believes provides the greatest potential for sales. These include small to medium sized financial institutions, government agencies, e-commerce, healthcare and enterprise businesses. We are also executing agreements with strategic resellers and distributors for marketing, selling and supporting our products internationally. It is our intention to ultimately utilize distributors, resellers and agents to generate the bulk of our sales internationally, realizing that this strategy will take time to nurture. There can be no assurance, however, that we will succeed in implementing our sales strategy. Although management believes that there is an increasingly strong market for our products, we have not generated substantial revenue from the sale of our principal products and there is no assurance we can secure a market sufficient to permit us to achieve profitability in the next twelve months.

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

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011

Our revenues for the three months ended September 30, 2012 were $289,515 compared to $137,535 for the three months ended September 30, 2011, an increase of $151,980 or 111%. The increase in revenues was primarily due to the increase in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology and our ProtectID® (“Out-of-Band”) technology.

Our revenues generated consisted of hardware and software sales, services and maintenance sales, revenues from sign on fees, and recurring transaction revenues. Hardware sales for the three months ended September 30, 2012 were $0 compared to $5,211 for the three months ended September 30, 2011, a decrease of $5,211. The decrease in hardware revenues was primarily due to the decrease in the sales of our one-time-password token key-fobs.  Software, services and maintenance sales for the three months ended September 30, 2012 were $289,515 compared to $132,324 for the three months ended September 30, 2011, an increase of $157,191. The increase in software, services and maintenance revenues was primarily due to the increase in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology and our ProtectID® (“Out-of-Band”) technology.

Our cost of revenues for the three months ended September 30, 2012 was $1,029 compared to $5,179 for the three months ended September 30, 2011, a decrease of $4,150, or 80.1%. The decrease resulted primarily from the overall increase in our software product revenues which entail a reduced cost of sales as compared with revenues that include hardware purchases and the decrease in the sales of our one-time-password token key-fobs. Cost of revenues as a percentage of total revenues for the three months ended September 30, 2012 was 0.36% compared to 3.8% for the three months ended September 30, 2011. The decrease resulted primarily from the overall increase in our software product revenues which entail a reduced cost of sales as compared with revenues that include hardware purchases.

Our gross profit for the three months ended September 30, 2012 was $288,486 compared to $132,356 for the three months ended September 30, 2011, an increase of $155,950, or 118%. The increase in gross profit was primarily due to the increase in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology and our ProtectID® (“Out-of-Band”) technology.

Our research and development expenses for the three months ended September 30, 2012 were $78,000 compared to $97,500 for the three months ended September 30, 2011, a decrease of $19,500, or 20.0%. The decrease was primarily attributable to the decrease in time expended by our research and development personnel. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Our selling, general and administrative (“SGA”) expenses for the three months ended September 30, 2012 were $258,578 compared to $1,065,892 for the three months ended September 30, 2011, a decrease of $807,314 or 75.7%. The decrease was due primarily to expenses in stock based compensation through the issuance of employee and non-employee stock options in the third fiscal quarter of 2011 in the amount of $823,875. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Our other expense for the three months ended September 30, 2012 was $214,010 as compared to $100,799 for the three months ended September 30, 2011, representing an increase in other expense of $113,211, or 112%. The increase was primarily due to an increase in interest expense and the change in the fair value of the derivatives relating to a portion of our secured and unsecured convertible debenture balance.

Our net loss for the three months ended September 30, 2012 was $262,102 compared to a net loss of $1,131,835 for the three months ended September 30, 2011, a decrease of $869,733, or 76.8%. The decrease in our net loss was due primarily to expenses in stock based compensation through the issuance of employee and non-employee stock options in the third fiscal quarter of 2011, in addition to increased gross profit in the third fiscal quarter of 2012.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2011

Our revenues for the nine months ended September 30, 2012 were $642,596 compared to $286,695 for the nine months ended September 30, 2011, an increase of $355,901 or 124%. The increase in revenues was primarily due to the increase in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology and our ProtectID® (“Out-of-Band”) technology.

Our revenues generated consisted of hardware and software sales, services and maintenance sales, revenues from sign on fees, and recurring transaction revenues. Hardware sales for the nine months ended September 30, 2012 were $6,067 compared to $10,305 for the nine months ended September 30, 2011, a decrease of $4,238. The decrease in hardware revenues was primarily due to the decrease in the sales of our one-time-password token key-fobs.  Software, services and maintenance sales for the nine months ended September 30, 2012 were $636,529 compared to $144,066 for the nine months ended September 30, 2011, an increase of $492,463. The increase in software, services and maintenance revenues was primarily due to the increase in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology and our ProtectID® (“Out-of-Band”) technology.

Our cost of revenues for the nine months ended September 30, 2012 was $13,050 compared to $19,038 for the nine months ended September 30, 2011, a decrease of $5,988, or 3.2%. The decrease resulted primarily from the overall increase in our software product revenues which entail a reduced cost of sales as compared with revenues that include hardware purchases and the decrease in the sales of our one-time-password token key-fobs. Cost of revenues as a percentage of total revenues for the nine months ended September 30, 2012 was 2.0% compared to 6.6% for the nine months ended September 30, 2011. The decrease resulted primarily from the overall increase in our software product revenues which entail a reduced cost of sales as compared with revenues that include hardware purchases.

Our gross profit for the nine months ended September 30, 2012 was $629,546 compared to $267,657 for the nine months ended September 30, 2011, an increase of $361,889, or 135%. The increase in gross profit was primarily due to the increase in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology and our ProtectID® (“Out-of-Band”) technology.

Our research and development expenses for the nine months ended September 30, 2012 were $253,500 compared to $260,669 for the nine months ended September 30, 2011, a decrease of $7,169, or 2.8%. The decrease was primarily attributable to the decrease in time expended by our research and development personnel. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Our selling, general and administrative (“SGA”) expenses for the nine months ended September 30, 2012 were $855,541 compared to $4,297,635 for the nine months ended September 30, 2011, a decrease of $3,442,094 or 80.1%. The decrease was due primarily to the non-recurrence of one-time expense in stock based compensation through the issuance of preferred stock in the first fiscal quarter of 2011 in the amount of $987,000 and expenses in stock based compensation through the issuance of employee and non-employee stock options in the first, second and third fiscal quarters of 2011 in the amount of $1,960,875. The parties receiving the irrevocably preferred stock waived all conversion rights to such preferred stock. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Our other  expense for the nine months ended September 30, 2012 was $415,522 as compared to $396,295 for the nine months ended September 30, 2011, representing an increase in other expense of $19,227, or 4.9%. The increase was primarily due to an increase in interest expense and the change in the fair value of the derivatives relating to a portion of our secured and unsecured convertible debenture balance.

Our net loss for the nine months ended September 30, 2012 was $895,017 compared to a net loss of $4,686,942 for the nine months ended September 30, 2011, a decrease of $3,791,925, or 80.9%. The decrease in our net loss was due primarily to the non-recurrence of one-time expense in stock based compensation through the issuance of preferred stock in the first fiscal quarter of 2011 and expenses in stock based compensation through the issuance of employee and non-employee stock options in the first fiscal quarter of 2011, in addition to increased gross profit in fiscal 2012. The parties receiving the irrevocable preferred stock waived all conversion rights to such preferred stock.

Liquidity and Capital Resources

Our total current assets at September 30, 2012 were $377,100, which included cash of $228,884, as compared with $87,744 in total current assets at December 31, 2011, which included cash of $0. Additionally, we had a stockholders’ deficit in the amount of $10,481,556 at September 30, 2012 compared to a stockholders’ deficit of $10,262,227 at December 31, 2011.  We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. The liabilities include a computed liability for the fair value of derivatives of $568,867, which will only be realized on the conversion of the derivatives, or settlement of the debentures.

We financed our operations during the nine months ended September 30, 2012 primarily through the sale and issuance of debt, in the amount of $353,000, through the sale of our common stock, in the amount of $430,000, and through recurring revenues from our ProtectID® hosting platform and license fees, and sales of our GuardedID® keystroke encryption technology, in the amount of $642,596. Management anticipates that we will continue to rely on equity and debt financing, at least in the near future, to finance our operations. While management believes that there will be a substantial percentage of our sales generated from our GuardedID® product and there are an increasing number of customers for our ProtectID® product, we will continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market continues to grow, with increasing marketing efforts, management believes, but cannot guarantee, we will continue to attain greater numbers of customers and the concentrations could decrease over time. Until this is accomplished, management will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing commitments of expenditures and until our sales revenue can provide greater liquidity.

Our number of common shares outstanding increased from 221,388,354 shares at the year ended December 31, 2011 to 294,253,293 at the nine months ended September 30, 2012, an increase of 32.9%. The increase in the number of common shares outstanding was due to common shares issued related to the issuance, conversion and settlement of debt, equity financing and consulting obligations, which, consequently, reduced our total debt.

We have historically incurred losses and we anticipate that we will not generate any significant revenues until the fourth quarter of 2012 or later. Our operations presently require funding of approximately $110,000 per month. Management believes we will be cash flow positive by the end of 2012, or shortly thereafter, based on recently executed and announced contracts and potential contracts that we anticipate closing throughout 2012 in the financial industry, technology, insurance, enterprise, healthcare, government, and consumer sectors in the United States, Latin America, Europe, Africa and the Pacific Rim. There can be no assurance, however, that the sales anticipated will materialize or that we will achieve the profitability we have forecasted.  Management also recognizes the consequences of the current world economic developments and the possible volatile effect on currency rates resulting from revenues derived from foreign markets.

DRAWDOWN EQUITY FINANCING AGREEMENT

On April 13, 2012, we entered into a Drawdown Equity Financing Agreement, together with a Registration Rights Agreement, with Auctus Private Equity Fund, LLC ("Auctus"), the selling stockholder. In October 2012, we elected to withdraw our Form S-1/A registration statement and terminate the Drawdown Equity Financing Agreement with Auctus.

SUMMARY OF OUR OUTSTANDING SECURED CONVERTIBLE DEBENTURES

At September 30, 2012, $542,588 in aggregate principal amount of the DART Limited ("DART"), custodian for Citco Global Custody NV (“Citco Global”) as of July 2012, debentures, as assigned by YA Global and Highgate in April 2009, were issued and outstanding.

During the nine months ended September 30, 2012, DART had no conversions.

The DART secured convertible debentures are fully matured. We have been in contact with the note holder who has indicated that it has no present intention of exercising its right to convert the debentures into restricted shares of our common stock. The note holder has advised us that it currently is willing to wait until it receives a buyout offer from us.

During the nine months ended September 30, 2012, we issued unsecured convertible notes in an aggregate total of $353,000 to two unrelated parties per the terms of a term sheet executed with investor firms in November 2011, April 2012 and July 2012. Additionally, during the nine months ended September 30, 2012, an investor firm converted $40,000 of the convertible note dated December 5, 2011 into 10,243,847 unrestricted shares of our common stock pursuant to an exemption provided under Regulation D of the Securities Act of 1933, as discussed below. The conversion price was $0.005622 per share for 2,668,089 shares and $0.0033 per share for 7,575,758 shares. Since the unsecured convertible note arose greater than six months and, as no additional consideration was paid in the notice of conversion by the investor firm, the conversion was tacked back to the original date of the issuance of the note as the holding period under SEC Rule 144(d)(3)(ii) resulting in the issuance of unrestricted shares. Additionally, during the nine months ended September 30, 2012, we repaid a total of $500 of unsecured convertible notes to one unrelated party.

During the nine months ended September 30, 2012, we repaid a total of $10,401 of unsecured notes to one unrelated party and we settled a total of $70,000 of unsecured notes held by one unrelated party in exchange for unrestricted shares of our common stock.

Summary of Funded Debt

As of September 30, 2012, our Company’s open unsecured promissory note balance was $2,374,765, net of discount on promissory notes of $1,598, listed as follows:

•

$18,750 to an unrelated individual - current portion

•

$275,000 to an unrelated individual – current portion

•

$85,113 to an unrelated company - current portion

•

$210,000 to an unrelated company - current portion

•

$1,650,000 to twenty unrelated individuals through term sheet with the StrikeForce Investor Group – current portion

•

$137,500 to an unrelated company - current portion

As of September 30, 2012, our Company’s open unsecured related party promissory note balances were $722,638, listed as follows:

•

$722,638 to our CEO – current portion

As of September 30, 2012, our Company’s open convertible secured note balances were $542,588, listed as follows:

•

$542,588 to DART (custodian for Citco Global and as assigned in 04/09 by YA Global and Highgate House Funds, Ltd.)

As of September 30, 2012 our Company’s open convertible note balances were $1,308,942, net of discount on convertible notes of $272,825, listed as follows:

•

$235,000 to an unrelated company (03/05 unsecured debenture) - current portion

•

$7,000 to an unrelated company (06/05 unsecured debenture) – current portion

•

$10,000 to an unrelated individual (06/05 unsecured debenture) - current portion

•

$40,000 to three unrelated individuals (07/05 unsecured debentures) - current portion

•

$48,255 to an unrelated individual (01/06 unsecured debenture) – current portion

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

•

$35,000 to un unrelated company (12/11 unsecured debenture) - current portion

•

$150,000 to un unrelated company (01/12 unsecured debenture) - current portion

•

$75,000 to un unrelated company (03/12 unsecured debenture) - current portion

•

$53,000 to un unrelated company (04/12 unsecured debenture) - current portion

•

$32,500 to un unrelated company (05/12 unsecured debenture) - current portion

•

$42,500 to un unrelated company (07/12 unsecured debenture) - current portion

As of September 30, 2012 our Company’s open convertible note balances - related parties were $360,500, listed as follows:

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

Except for the limitations imposed upon us respective to the convertible secured debentures of DART (custodian for Citco Global and as assigned by YA Global and Highgate House Funds, Ltd.), there are no material or known trends that will restrict either short term or long-term liquidity.

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

As reflected in the accompanying financial statements, we had a working capital deficiency of $10,477,624 and $10,177,078 and deficits in stockholders’ equity of $10,481,556 and $10,262,227 at September 30, 2012 and December 31, 2011, respectively, and net losses of $895,017 and $4,686,942 and net cash used in operating activities of $502,004 and $639,681 for each of the nine-month periods  then ended. These factors raise substantial doubt about our ability to continue as a going concern.

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

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”), of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2012. Based upon that evaluation, our CEO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses which have caused management to conclude that, as of September 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the nine months ending September 30, 2012.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Information about risk factors for the nine months ended September 30, 2012, does not differ materially from that set forth in Part I, Item 1A of the Company’s 2011 Annual Report on Form 10-K or the Form S-1/A registration Statement filed September 7, 2012.

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

In July 2012, we sold to two individuals certain units which contained restricted common stock and warrants. We issued 14,492,393 shares of our common stock at $0.0047 per share for 10,570,824 shares and $0.0064 per share for 3,921,569 shares. We also issued warrants to purchase a total of 7,246,197 shares of our common stock, exercisable at $0.02 per share, that expire in July 2015.

In July 2012, we issued 62,500 restricted shares of our common stock, valued at $500, to a consultant relating to a public relations agreement we executed with the consultant in May 2012.

In July 2012, we issued 7,500 restricted shares of our common stock, valued at $0.0063 per share, to a law firm as compensation for general counsel legal services rendered.

In July 2012, we issued warrants to purchase 165,000 shares of our common stock, exercisable at $0.02 per share, per the terms of a consulting agreement we executed in January 2012, and amended and extended in July 2012. The warrants expire in July 2015.

In August 2012, we sold to one individual certain units which contained restricted common stock and warrants. We issued 5,555,556 shares of our common stock at $0.0045 per share and warrants to purchase a total of 2,777,778 shares of our common stock, exercisable at $0.02 per share that expire in August 2015.

In August 2012, we issued 58,140 restricted shares of our common stock, valued at $500, to a consultant relating to a public relations agreement we executed with the consultant in May 2012.

In August 2012, we issued 7,575,758 unrestricted shares of our common stock to an investor firm that converted $25,000 of a convertible note, dated December 5, 2011, into shares of our common stock. The conversion price was $0.0033 per share. Since the note arose greater than six months and, as no additional consideration was paid in the notice of conversion by the investor firm, the conversion was tacked back to the original date of the issuance of the note as the holding period under SEC Rule 144(d)(3)(ii) resulting in the issuance of unrestricted shares as consequence of an exemption pursuant to Regulation D of the Securities Act of 1933.

In August 2012, we issued warrants to purchase 150,000 shares of our common stock, exercisable at $0.02 per share, per the terms of a consulting agreement we executed in January 2012, and amended and extended in August 2012. The warrants expire in August 2015.

In September 2012, we sold to two individuals certain units which contained restricted common stock and warrants. We issued 7,953,215 shares of our common stock at $0.0056 per share for 4,444,444 shares and $0.0071 per share for 3,508,771 shares. We also issued warrants to purchase a total of 3,976,608 shares of our common stock, exercisable at $0.02 per share, that expire in September 2015.

In September 2012, we issued 52,632 restricted shares of our common stock, valued at $500, to a consultant relating to a public relations agreement we executed with the consultant in May 2012.

In September 2012, we issued 7,500 restricted shares of our common stock, valued at $0.0093 per share, to a law firm as compensation for general counsel legal services rendered.

All of the above offerings and sales, except the afore-mentioned shares issued pursuant to a conversion of convertible notes (originally exempt from registration pursuant to Regulation D of the Securities Act of 1933, were made in reliance upon the exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933 and/or Section 4(2) of the Securities Act of 1933, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933 and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) where applicable, the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act of 1933, and agreed to transfer such securities only in a transaction registered under the Securities Act of 1933 or exempt from registration under the Securities Act; and (e) where applicable, a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act of 1933or transferred in a transaction exempt from registration under the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

The Company has not made various principal and interest payments on many of its debt obligations. It continues to seek work-out arrangements and applicable refinancing with new or revised debt or equity instruments. See Notes 4, 6, and 9 to the condensed financial statements.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION.

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of StrikeForce Technologies, Inc.(1)
3.2	Amended Articles of Incorporation of StrikeForce Technologies, Inc. (5)
3.3	By-laws of StrikeForce Technologies, Inc. (1)
3.4	Amended By-laws of StrikeForce Technologies, Inc. (5)
3.5	Amended By-laws of StrikeForce Technologies, Inc. (6)
3.6	Articles of Amendment of StrikeForce Technologies, Inc. (6)
10.1	2004 Stock Option Plan (1)
10.2	Securities Purchase Agreement dated December 20, 2004, by and among StrikeForce Technologies, Inc. and YA Global Investments, LP. (1)
10.3	Secured Convertible Debenture with YA Global Investments, LP. (1)
10.4	Investor Registration Rights Agreement dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement.(2)
10.5	Escrow Agreement, dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement. (2)
10.6	Security Agreement dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement. (1)
10.7	Secured Convertible Debenture with YA Global Investments, LP dated January 18, 2005. (1)
10.8	Royalty Agreement with NetLabs.com, Inc. and Amendments. (1)
10.9	Employment Agreement dated as of May 20, 2003, by and between StrikeForce Technologies, Inc. and Mark L. Kay. (1)
10.10	Amended and Restated Secured Convertible Debenture with YA Global Investments, LP dated April 27, 2005. (1)
10.11	Amendment and Consent dated as of April 27, 2005, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP. (1)
10.12	Securities Purchase Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)
10.13	Investor Registration Rights Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (2)
10.14	Secured Convertible Debenture with Highgate House Funds, Ltd. dated April 27, 2005. (2)
10.15	Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)
10.16	Escrow Shares Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)
10.17	Security Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)
10.18	Network Service Agreement with Panasonic Management Information Technology Service Company dated August 1, 2003 (and amendment). (1)
10.19	Client Non-Disclosure Agreement. (1)
10.20	Employee Non-Disclosure Agreement. (1)
10.21	Secured Convertible Debenture with Highgate House Funds, Ltd. dated May 6, 2005. (2)
10.22	Termination Agreement with YA Global Investments, LP dated February 19, 2005. (1)
10.23	Securities Purchase Agreement with WestPark Capital, Inc. (4)
10.24	Form of Promissory Note with WestPark Capital, Inc. (4)
10.25	Investor Registration Rights Agreement with WestPark Capital, Inc. (4)
10.26	Drawdown Equity Financing Facility with Auctus Private Equity Fund, LLC., dated April 13, 2012 (7)
10.27	Registration Rights Agreement with Auctus Private Equity Fund, LLC, dated April 13, 2012 (7)
10.28	StrikeForce Technologies Inc. WEBEX Presentation dated May 30, 2012 (8)
10.29	Irrevocable Waiver of Conversion Rights of Mark L. Kay (9)
10.30	Irrevocable Waiver of Conversion Rights of Ramarao Pemmaraju (9)
10.31	Irrevocable Waiver of Conversion Rights of George Waller (9)
10.32	CFO Consultant Agreement with Philip E. Blocker (9)
10.33	Resume of Philip E. Blocker (9)
10.34	Corporate Resolution for Issuance of Common Stock to Auctus Private Equity Fund, LLC (9)
10.35	Consent by Li & Company, P.C. (10)
10.36	Consent by Jill Arlene Robbins (10)
10.37	Termination of a Material Definitive Agreement. (11)
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
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

(10)

Filed as an exhibit to the Registrant’s Form S-1/A dated September 7, 2012 and incorporated herein by reference.

(11)

Filed as an exhibit to the Registrant’s Form 8-K dated October 3, 2012 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRIKEFORCE TECHNOLOGIES, INC.

Dated: November 14, 2012	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: November 14, 2012	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer