Form 10-K
period 2012-12-31
StrikeForce Technologies Inc.
filed 2013-04-04
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.

Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 25, 2013
Common stock, $0.0001 par value	425,093,218

Indicate the number of shares outstanding of each of the issuer’s classes of preferred stock, as of the latest practicable date.

Class	Outstanding at March 25, 2013
Preferred stock, no par value	3

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates.  This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.  $219,181

Transitional Small Business Disclosure Format  Yes      . No  X .

Documents Incorporated By Reference

None

STRIKEFORCE TECHNOLOGIES, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2012 and 2011

TABLE OF CONTENTS

CAUTION REGARDING FORWARD-LOOKING INFORMATION

Included in this annual report are "forward-looking" statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA") as well as historical information. Some of our statements under "Business," "Properties," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations,"" the Notes to Financial Statements and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled "Risk Factors." Forward-looking statements include those that use forward-looking terminology, such as the words "anticipate," "believe," "estimate," "expect," "intend," "may," "project," "plan," "will," "shall," "should," and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. We claim the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.

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

Unless otherwise noted, references in this Form 10-K to “StrikeForce”  “we”, “us”, “our”, “SFT”, “our company”, and the “Company” means StrikeForce Technologies, Inc., a Wyoming corporation.

PART I

ITEM 1.  BUSINESS

StrikeForce Technologies, Inc. is a software development and services company that offers a suite of integrated computer network security products using proprietary technology. StrikeForce Technical Services Corporation was incorporated in August 2001 under the laws of the State of New Jersey. On September 3, 2004, the stockholders approved an amendment to the Certificate of Incorporation to change the name to StrikeForce Technologies, Inc. On November 15, 2010, we redomiciled under the laws of the State of Wyoming. We initially conducted operations as an integrator and reseller of computer hardware and telecommunications equipment and services until December 2002.  In December 2002, and formally memorialized in September 2003, we acquired certain intellectual property rights and patent pending technology from NetLabs.com, Inc. (“NetLabs”) including the rights to further develop and sell their principal technology. In addition, certain officers of NetLabs joined our company as officers and directors of our company. We subsequently changed our name to StrikeForce Technologies, Inc., under which we have conducted our business since August 2003. Our ongoing strategy is developing and marketing our suite of network security products to the corporate, financial, healthcare, government, technology, insurance, e-commerce and consumer sectors. We plan to continue to grow our business primarily through our globally expanding network and internally generated sales, rather than by acquisitions. We have no subsidiaries and we conduct our operations from our corporate office in Edison, New Jersey.

We began our operations in 2001 as a reseller and integrator of computer hardware and iris biometric technology. From the time we started our operations through the first half of 2003, we derived the majority of our revenues as an integrator. In December 2002, upon the acquisition of the licensing rights to certain intellectual property and patent pending technology from NetLabs, we shifted the focus of our business to developing and marketing our own suite of security products. Based upon our acquired licensing rights and additional research and development, we have developed various identification protection software products to protect computer networks from unauthorized access and to protect network owners and users from identity theft.

In November 2010, we received notice that the United States Patent and Trademark Office (“USPTO”) had issued an official Notice of Allowance for the patent application for the technology relating to our ProtectID® product, titled "Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System". In January 2011, we received notice that the USPTO issued the Company Patent No. 7,870,599.  This “Out-of-Band” Patent went through a USPTO Re-Examination process starting on August 16, 2011 and concluded on December 27, 2011, with all of our patent claims remaining intact and eight additional patent claims being added. In 2011, we submitted an additional continuation patent on the “Out-of-Band” Patent, with approximately forty additional Company claims now pending. The technology we developed and use in our GuardedID® product is the subject of a pending patent application.  In December 2011, we executed an exclusive agreement with an agent to represent us in enforcing the “Out-of-Band” Patent. We terminated that exclusive agreement in September 2012.

 In January 2013, we were assigned the entire right, title and interest in and to the “Out-of-Band Patent” from NetLabs, with the agreement of the developer, and the assignment was recorded with the USPTO.

In February 2013 we executed a retainer agreement with our patent attorneys to aggressively enforce our patent rights as “Out-of-Band Authentication” is becoming the standard for authenticating consumers in the financial market...

In February 2013, our patent attorneys submitted a new “Out-of-Band” Patent continuation, which is now patent pending.

We completed the development of our ProtectID® platform at the end of June 2006, we completed the core development of our keyboard encryption and anti-keylogger product, GuardedID®, in December 2006 and continue the development of our new mobile product, MobileTrust®, with continuous enhancements to all, which the first two are currently being sold and distributed. Our suite of products is targeted to the financial, e-commerce, corporate, government, healthcare, insurance, technology and consumer sectors. We seek to locate customers in a variety of ways. These include contracts primarily with value added resellers and distributors (both inside the United States and internationally), direct sales calls initiated by our internal staff, exhibitions at security and technology trade shows, through the media, through consulting agreements, and through our own and agent relationships. Our sales generate revenue either as an Original Equipment Manufacturer (“OEM”) model, through a Hosting/License agreement, bundled with other company’s products or through direct purchase by customers. We price our products for cloud consumer transactions based on the number of transactions in which our software products are utilized. We also price our products for business applications based on the number of users. These pricing models provide our company with one-time, monthly, quarterly and yearly recurring revenues. We are also generating revenues from annual maintenance contracts, renewal fees and expect, but cannot guarantee, an increase in revenues based upon the execution of various agreements that we have recently closed and are being implemented.

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

We generated all of our revenues of $805,312, for the year ended December 31, 2012, compared to $448,127 for the year ended December 31, 2011, from the sales of our security products. We market our products globally to financial service firms, healthcare related companies, e-commerce companies, government agencies, the enterprise market in general, and with virtual private network companies, as well as technology service companies that service all the above markets. We seek such sales through our own direct efforts and primarily through distributors, resellers and third party agents internationally. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in production installations and pilot projects with various distributors, resellers and direct customers, as well as having reached additional reseller agreements with strategic vendors internationally, including South America, Europe, Asia, Africa and the Pacific Rim. Our GuardedID® product is also being sold directly to consumers, primarily through the Internet as well as distributors, resellers, third party agents and potential OEM agreements by bundling GuardedID® with their products (providing a value-add to their own products and offerings).

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

Our executive office is located at 1090 King Georges Post Road, Suite 603, Edison, NJ 08837. Our telephone number is (732) 661-9641. We have 7 employees. Our Company’s website is www.strikeforcetech.com.  We are not including the information contained in our website as part of, nor should the information be relied upon or incorporated by reference into, this Report on Form 10-K.

Our Products

StrikeForce is a software development and services company. We own and are seeking to commercially exploit various identification protection software products that were developed to protect computer networks from unauthorized access, real time, and to protect network owners and users from cyber security attacks and data breaches. Our principal products ProtectID®, GuardedID®, inclusive of our unique CryptoColor® technology and MobileTrust® are proprietary authentication and keystroke encryption technologies that are intended to eliminate unauthorized access to computer networks and all mobile devices and to prevent unauthorized individuals from copying (logging) keystrokes. We are expanding the market for our suite of products in the financial services, e-commerce, corporate, healthcare, government and consumer sectors. Our cyber security products are as follows:

•

ProtectID® is our patented authentication platform that uses “Out-of-Band” multi-factor in-house installation, cloud service technology and a hybrid to authenticate computer network users by a variety of methods including traditional passwords combined with a telephone, iPhone, Droid, Blackberry, PDA, or multiple computer secure sessions, biometric identification and encrypted devices such as tokens or smartcards as examples. The authentication procedure separates authentication information such as usernames from the pin/passwords or biometric information, which are then provided to or from the network’s host server across separate communication channels. The platform allows for corporate control and client choices, per their company’s security policies, which evolves over time with newly available and customer requested technologies. (Patent No:7,870,599 for Out-of-Band Authentication)

•

GuardedID® creates a 256-bit AES encrypted real time separate pathway for information delivery from a keyboard to a targeted application on a local computer, preventing the use of spyware/malware to collect user information.  This product provides keyboard encryption and helps prevent keylogging from occurring in real time, which helps prevent the number one threat to consumers and businesses in today’s market: keylogging software, which is stealth software embedded in web sites, emails, pictures, MP3 files, videos, USB’s or other software and hardware that, once unknowingly launched, secretly monitors and records all of a user's keystrokes on the computer and sends the data to the cyber thief without the user’s awareness.  Keylogging has been reported as the #1 cause of major data breaches that occurred in 2010, as reported in the 2010-2012 Verizon Data Breach Reports. (Patent Pending)

•

MobileTrust® is an advanced iPhone/iPad and Android device password vault that includes a strong password generator. MobileTrust® also provides for Mobile Multi-Factor One Time Password authentication, a secured browser and keystroke encryption between its virtual keyboard and secured browser, which is critical to all confidential online transactions and other features, which is now in Beta. This new feature for mobile devices, which helps prevent data breaches and stolen credentials is a critical and vital addition to all enterprise mobile users, as enterprises transition to “Bring Your Own Devices” (BYOD). (Patent Pending)

Our products sometimes include software and hardware that we contractually license from other vendors. These products include VASCO (an authentication and e-signature solutions company) tokens, as well as additional authentication and telecommunication software devices. ProtectID® also uses a software product for its Voice Biometric Out-of-Band method through a partnership with Trade Harbor.

The ProtectID® Cloud Service can be hosted by our service provider (we have a strategic arrangement with a third party SAS70 hosting service) as well as the ProtectID® Out-of-Band and Multi-Factor Platform, which can be installed internally in a customer’s infrastructure or as a hybrid implementation. With the exception of our free redistributable Microsoft software components, our reseller agreement with VASCO and our partnership with Trade Harbor, none of our contracts for hardware or software are with a sole supplier of that feature or product.

Factors that are considered important to our success include, but are not limited to, the following:

•

Our products address the needs of a broad variety of customers for authentication and cyber security overall. One of the biggest problems facing the world is Cyber Security, the effects of which, our management contends, total an estimated $221 billion per year in business losses.

•

A Javelin Strategy 2010 year end research report found identity theft and fraud affected more than 8 million Americans at a cost more than $37 billion dollars.

•

CU Info Security reported in August 2012 that a $14 million fraud scheme shuttered credit unions and commented that experts say trust overshadowed due diligence.

•

48% of all data breaches in 2011 were caused by key loggers (malware copying keystrokes), as reported by the Verizon 2012 Data Breach  Report. Management believes that similar percentages are projected to be reported in the Verizon 2013 report due out shortly. All of the companies breached, per these reports, had an anti-virus program installed.

•

In 2011, it was reported that RSA Security was breached in late 2011 from which Lockheed Martin and others were affected and lost millions of dollars. This event caused many companies to look to other means of two-factor authentication, such as Out-of-Band. The RSA Data Breach started with a keylogging virus which our GuardedID® product most likely would have prevented.

•

In February 2013, Computerworld reported that the Federal Government has slapped security on the frontline of IT agendas with its announcement of a new cyber security center in Canberra and an additional $1.46 billion in funding for cyber security as part of a new national security blueprint.

•

In respect to the latest version of our keyboard encryption and anti-keylogger Product, GuardedID®, a recent report from a government security group known as CERT states that minimally 80% of the malicious keylogging programs are undetected by the major anti-virus software suites. However, the Guarded ID(R) is designed to render the malicious programs useless, in real time.

•

The Effectiveness of Our Products: Our products have been designed to provide, we believe,  a high available level of security for computer networks and individual users. In particular, we believe that the now Patented “Out-of-Band” authentication process is an innovative technology that will greatly prevent unauthorized access to computer networks and will provide effective security products to drastically reduce the incidence of identity fraud for our customers. We have contractually commenced implementation of our products on a large global scale, yet there can be no assurance that they will function in all aspects as intended. Likewise, a high level of innovation characterizes the software industry and there can be no assurance that our competitors will not develop and introduce a superior product. The effective functioning of our products once deployed is an important factor in our future success. To date and our knowledge, all of our clients have reported, per a report by Research 2.0, that our products work as described.

•

Ability to Integrate our Software with Customer Environments: There are numerous operating systems that are used by computer networks. The ability of a software product to integrate with multiple operating systems is likely to be a significant factor in customer acceptance of particular products. StrikeForce’s ProtectID® operates on an independent Cloud Service platform and is also able to integrate with multiple operating systems and user interfaces for an in-house implementation. ProtectID® has been designed to use multiple authentication devices that are currently on the market (including, but not limited to, biometrics, key-fob tokens, iPhones, iPads, Blackberrys, Androids, PDA’s, smart cards and other mobile devices). Our ability to integrate our products with multiple existing and future technologies is currently a key factor in the growth of our product’s acceptance and is demonstrated by our success with recent clients and installations referred to in a number of our 2011 and 2012 press releases.  Our GuardedID® product currently operates with Windows Internet Explorer (IE) and Firefox web browsers and our upgraded Premium version works with almost all applications running on a Windows desktop platform, inclusive of Microsoft Office. New features and functions for both products continue to be developed via our research and development, as well as the ability to operate on other technology platforms, such as Apple and we expect deployment of our GuardedID® for the MAC OS in the second quarter of 2013.

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

Business Model

We are focusing primarily on developing sales through “channel” relationships in which our products are offered by other manufacturers, distributors, value-added resellers and agents, internationally. In 2010, we added and publicly announced a major channel distributor who provides a presence for us in London, England, representing us in the European Union. We also sell our suite of security products directly from our Edison, New Jersey office, which also augments our channel partner relationships. It is our strategy that these “channel” relationships will provide the greater percentage of our revenues ongoing, as was the case in 2012. Examples of the channel relationships that we are seeking include already established original equipment manufacturer (“OEM”) and bundled relationships with other security technology and software providers that would integrate or bundle the enhanced security capabilities of ProtectID®, GuardedID® and/or MobileTrust® into their own product lines, thereby providing greater value to their clients. These would include providers of networking software and manufacturers of computer and telecommunications hardware and software that provide managed services, as well as all markets interested in increasing the value of their products and packages, such as financial services software, anti-virus, government integrators and identity theft product companies.

Our primary target markets include financial services such as banks and insurance companies, healthcare providers and technology platforms, e-commerce based services companies, telecommunications and cellular carriers, technology software companies, government agencies and consumers, especially for our mobile and keystroke encryptions products. For the near term, we are focusing our concentration on cyber security and data breach strategic problem areas, such as where compliance with financial, healthcare and government regulations are key and stolen passwords are used to acquire private information illegally. In the fourth quarter of 2011, we executed a multi-year contract with a major US financial lender who utilizes our ProtectID® solution for its over 12,000,000 employees, administrators and consumers. The contract became revenue producing in the fourth quarter of 2011. In the first quarter of 2012, we executed a multi-year contract with a healthcare facility who utilizes our ProtectID® solution for its employees and administrators. The contract became revenue producing in the first quarter of 2012. During the second half of 2012 StrikeForce signed on additional distributors and resellers for which we started to generate revenues in 2013, as they implemented their sales strategies for our products.

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

We seek to generate revenue through fees for ProtectID® based on client consumer usage in the financial and healthcare services markets, as well as enterprises in general, through our Cloud Service, plus one-time and annual per person fees in the enterprise markets which often are for in-house installations of our product, and set-up and recurring transaction fees when the product is accessed in our Cloud Service, along with yearly maintenance fees, and other one-time and recurring fees. We also intend to generate revenues through sales of our GuardedID® product. GuardedID® pricing is for an annual license and we discount for volume purchases. GuardedID® pricing models, especially when bundling through OEM contracts, include monthly and quarterly recurring revenues. As more agreements are reached by our distributors, we are experiencing monthly increasing sales growth, through the execution of GuardedID® bundled OEM agreements. We also provide our clients a choice of operating our ProtectID® software internally by licensing it or through our hosted Cloud Service or a hybrid that some clients have implemented. GuardedID® requires a download on each and every computer it protects, whether for employees or consumers. We have three GuardedID® products, (i) a standard version which protects browser data entry only, (ii) a premium version which protects almost all the applications running under Microsoft Windows on the desktop, including Microsoft Office Suite and almost all applications running on the desktop and (iii) an Enterprise version which, in addition, provides the Enterprise administrative rights and the use of Microsoft’s Enterprise tools for the product’s deployment.  Our new MobileTrust® mobile product will be priced for the consumer through the appropriate mobile phone stores, as well as direct sales for higher volume enterprises, including volume discounts to the degree allowed by the telecommunications providers.

Our management believes that our products provide a cost-effective and technologically competitive solution to address the problems of network security and identity theft in general. Updated guidance for the Federal Financial Institutions Examination Council (“FFIEC”) regulations include the requirement for solutions that have Two-Factor Out-of-Band Authentication and products that stop keylogging malware, real time, which our management believes our proprietary products uniquely and directly address. This new updated guidance went into effect as of January 1, 2012. Based on this new requirement in the latest FFIEC update that was published in June 2011 and commenced being enforced as of January 2012, we have recently experienced a growing increase in sales orders and inquiries specifically in the financial markets. However, there can be no assurance that our products will continue to gain acceptance and continue to grow in the commercial marketplace or that one of our competitors will not introduce technically superior products.

Marketing

Our multi-channel marketing strategy includes:

1. Direct sales to enterprise and commercial customers. In this effort, we are purchasing marketing programs and working with our public relations firm (contracted in 2012), and we are looking at other inside sales alternatives in order to respond aggressively to inquiries relating to our products.

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

6. Technology and other providers and resellers, agents and distributors interested in purchasing and or selling our new MobileTrust® cyber solution for all mobile devices, but initially for all Apple and Android devices.

Our hosting service provider is Hosting.com and we have been under contract with them since December 2007 when we executed an agreement with a nationwide premier data center and co-location services provider who functions as an Application Service Provider for our ProtectID® and GuardedID® products, which require a secondary server used for the “Out-of-Band” two-factor authentication technology. We believe that this relationship improves the implementation time, reduces the cost and training requirements, and allows for ease of scalability on an as needed basis. The hosting site is also SAS 70 (Statement on Auditing Standards (SAS) No. 70,) certified, which is critical to providing a secure compliant service that is required by most of our clients. Our agreement with the services provider was for a one-year (1) term, initially ending in December 2008 and renewing automatically for one-year (1) terms, and is still in effect. The relationship can be terminated by either party on sixty days written notice. The hosting service is compensated by our Company based on a flat monthly fee per the terms of the contract that can increase as we require additional services.

Intellectual Property

In December 2011, we executed an exclusive agreement with an agent to represent us in enforcing the “Out-of-Band” patent. We terminated that exclusive agreement in September 2012. We are now working with our patent attorneys to aggressively enforce our patent rights per the terms of a retainer agreement executed in February 2013. Our patent attorneys also filed another “Out of Band” continuation patent that is now patent pending.

Our firewall product, which was in the research and design phase, is no longer being developed; therefore, the pending provisional patent application was allowed to expire. A fourth patent application relating to our ProtectID® product was combined into the first ProtectID® patent application and the fourth application was allowed to lapse.

We have four trademarks that have been approved and registered: ProtectID®, GuardedID®, MobileTrust® and CryptoColor®. We have one trademark that is in the application process: ID Genie™. A portion of our software is licensed from third parties and the remainder is developed by our own team of developers while leveraging some limited external consultant expertise as necessitated. We rely upon confidentiality agreements signed by our employees, consultants and third parties to protect the intellectual property rights.

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

Competition

The software development and services market is characterized by innovation and competition. There are several well-established companies within this market that offer network security systems in our product markets and newer companies with emerging technologies. We believe that our patented “Out-of-Band” multi-factor identity authentication platform is an innovative, secure, adaptable, competitively priced, integrated network authentication system. The main features of ProtectID® include: an open architecture “Out-of-Band” platform for user authentication; operating system independence; biometric layering; mobile authentication; secure website logon; Virtual Private Network (“VPN”) access; domain authentication and multi-level authentication. Unlike other techniques for increased network security, ProtectID® does not rely on a specific authentication device or method (e.g., phone, tokens, smart cards, digital certificates or biometrics, such as a retinal or fingerprint scan). Rather ProtectID® has been developed as an “open platform” that incorporates an unlimited number of authentication devices and methods. For example, once a user has been identified to a computer network, a system deploying our ProtectID® authentication system permits the “Out-of-Band” authentication of that user by a telephone, iPhone, iPad, Blackberry, PDA, email, hard token, SSL client software, a biometric device such as a voice biometric, or others, before that user is permitted to access the network. By using “Out-of-Band” authentication methods, management believes that ProtectID®, now patented, provides a competitive product for customers with security requirements greater than typical name and password schemes for virtual private networks and computer systems with multiple users at remote locations, as examples. We also believe that our keystroke encryption product, GuardedID®, offers an additional competitive edge for network security and e-commerce applications that should provide greater levels of security and the ability to evolve over time based on newer technologies when made available. GuardedID® is critical to help prevent key logging viruses, one of the largest sources of cyber attacks. GuardedID® also is protected with a patent pending. Our newest product, MobileTrust®, is ideal for bringing the functionality of our other two products to all mobile devices, with initial focus on all Apple and Android devices. All of our cyber solutions have limited competition based on our products’ ability to protect individual identities and computers/devices against some of the most dangerous present threats.

Although we believe that our suite of products offer competitive advantages, there is no assurance that any of these products will continue to increase its market share in the marketplace. Our competitors include established software and hardware companies that are likely to be better financed and to have established sales channels. Due to the high level of innovation in the software development industry, it is also possible that a competitor will introduce a product that provides a higher level of security than the ProtectID® products or which can be offered at prices that are more advantageous to the customer.

Employees

As of fiscal year end December 31, 2012, the Company had 7 employees. We believe relations with employees are generally good.

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

You should carefully consider the following risk factors together with the other information contained in this Annual Report on Form 10-K, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended.  The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition. If any of the risks factors actually occur, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline. We believe there are no changes that constitute material changes from the risk factors previously disclosed in the prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933 and include or reiterate the following risk factors:

WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE. SHOULD WE CONTINUE TO INCUR LOSSES FOR A SIGNIFICANT AMOUNT OF TIME, THE VALUE OF YOUR INVESTMENT IN OUR COMMON STOCK COULD BE ADVERSELY AFFECTED, AND YOU COULD EVEN LOSE YOUR ENTIRE INVESTMENT.

We have yet to establish any history of profitable operations as shown in our independent certified financial audits for 2012 and 2011. As of December 31, 2012, we had an accumulated deficit of $29,688,987. We incurred annual operating losses of $5,487,053 for the year ended December 31, 2011 and $1,167,908 for the year ended December 31, 2012. We have financed our operations through loans from our officers, employees, and the issuance of debt and equity securities in private placement transactions.  Our revenues have not been sufficient to sustain our operations. Our profitability will require the successful marketing and sale of our ProtectID® and GuardedID® products and services.

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

WE HAVE ISSUED SECURED CONVERTIBLE DEBENTURES THAT MAY RESTRICT OUR ABILITY TO OBTAIN ADDITIONAL FINANCING.

We issued three-year and two-year secured debentures in 2004 and 2005 that are convertible into shares of our common stock to D.A.R.T. Limited (“DART”), the custodian for Citco Global Custody, NV (“Citco Global”) (as assigned by YA Global Investments, LP (“YA Global”), formerly Cornell Capital Partners, LP, and Highgate House Funds, Ltd. respectively. Under the terms of the secured debentures, we are restricted in our ability to issue additional securities as long as any portion of the principal or interest on the secured debentures remains outstanding. Specifically, we may not, without the prior consent of the holders of the secured debentures, issue any common stock or preferred stock at a discount to its fair market value or issue any derivative security, such as common stock purchase warrants or options, convertible into common stock at less than fair market value. We are also precluded under the terms of the secured debentures from granting any third party a security interest in our assets. Our inability, without the secured debenture holders’ consent, to provide a discount on our stock or to grant a security interest could make it difficult to find parties willing to make additional investments in us or to loan us money and therefore could adversely affect our ability to raise additional funds.

SECURED CONVERTIBLE DEBENTURES ISSUED TO D.A.R.T. LIMITED (“DART”), THE CUSTODIAN FOR CITCO GLOBAL CUSTODY, NV (AS ASSIGNED BY YA GLOBAL INVESTMENTS, LP, FORMERLY CORNELL CAPITAL PARTNERS, LP, AND HIGHGATE HOUSE FUNDS, LTD) COULD RESULT IN A CHANGE IN CONTROL.

SUMMARY OF OUR OUTSTANDING SECURED CONVERTIBLE DEBENTURES

At December 31, 2012, $542,588 in aggregate principal amount of the DART/Citco Global debentures, as assigned by YA Global and Highgate in April 2009, was issued and outstanding.

HISTORY OF OUR OUTSTANDING DART/CITCO GLOBAL SECURED CONVERTIBLE DEBENTURES

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

Our obligation to issue a combination of shares or deliver shares through the escrow agent upon conversion of our $542,588 principal amount secured convertible debentures owed to Citco Global is essentially limitless. Citco Global has not processed any conversions through fiscal 2012. The following is an example of the amount of shares of our common stock that are issuable upon conversion of the Citco secured convertible debentures based on various market prices:

Price Per Share	With 20% Discount	Number of Shares	Percentage of Stock Issuable
$0.005	$0.001	542,588,000	150% (1)
$0.010	$0.002	271,294,000	74.78% (1)(2)
$0.015	$0.003	180,862,667	49.85% (1)
$0.020	$0.004	135,647,000	37.39% (1)

(1) Based on 362,808,206 shares of common stock outstanding as of December 31, 2012. As illustrated, the number of shares of common stock issuable upon conversion of our secured convertible debentures will increase if the market price of our stock declines, which will cause dilution to our existing stockholders. The closing price of our common stock on December 31, 2012 was $0.0025.

(2) Based on 425,093,218 shares of common stock outstanding as of March 25, 2013. As illustrated, the number of shares of common stock issuable upon conversion of our secured convertible debentures will increase if the market price of our stock declines, which will cause dilution to our existing stockholders. The closing price of our common stock on March 24, 2013 was $0.01.

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

While the securities purchase agreements with DART/Citco Global contain provisions prohibiting them from engaging in short sales, the investors may, nevertheless, engage in the sale of escrowed shares after delivering a conversion notice to us but before actual delivery of the shares. In the event that DART/Citco Global was to engage in any such sales, this may create downward pressure on the price of our common stock and could result in higher levels of volatility. Further, any resulting decline in the price of our stock could result in increased dilution due to the fact that we could be required to issue greater numbers of shares upon receiving future conversion notices. In addition, not only the sale of shares issued upon conversion of secured debentures, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock. In addition, we do not intend to disclose the timing of conversion notices which we may receive from DART/Citco Global until we file our Form 10-Q and 10-K. As a result, you will have no knowledge of when the investors are converting until we file our Form 10-Q and 10-K. Further, you will not know that the investors have shares of our common stock that they may be imminently selling, or that the investors have sold such shares, all of which may have a depressive effect on the price of our common stock until we file our Form 10-Q and 10-K.

THE ISSUANCE OF SHARES OF OUR COMMON STOCK UPON CONVERSION OF THE SECURED CONVERTIBLE DEBENTURES MAY CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS.

The issuance of shares of our common stock upon conversion of the secured convertible debentures may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

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

In connection with the securities purchase agreements for our secured convertible debentures with DART/Citco Global, we granted DART/Citco Global a secured interest in all of our assets. In accordance with such agreement, we may not, without DART/Citco Global’s written consent, directly or indirectly:

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

THE PATENT APPLICATION FOR THE GUARDEDID® AND MOBILETRUST® TECHNOLOGY IS PENDING AND THERE IS NO ASSURANCE THAT THESE APPLICATIONS WILL BE GRANTED. FAILURE TO OBTAIN THE PATENTS FOR THE APPLICATIONS COULD PREVENT US FROM SECURING REVENUES IN THE FUTURE. THE PATENT APPLICATION FOR THE PROTECTID® TECHNOLOGY HAS BEEN GRANTED.

In November 2010, we received notice that the United States Patent and Trademark Office (“USPTO”) has issued an official Notice of Allowance for the patent application for the technology relating to our ProtectID® product, titled "Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System". In January 2011, we received notice that the USPTO issued the Company Patent No. 7,870,599.  The “Out-of-Band Patent” went through a USPTO Re-Examination process starting on August 16, 2011 and concluded on December 27, 2011, with all of our patent claims remaining in-tact and eight additional Company patent claims being added. In 2011, we submitted an additional continuation patent on the “Out-of-Band” Patent, with approximately forty additional Company claims now pending. In January 2013, we were assigned the entire right, title and interest in and to the “Out-of-Band” patent by NetLabs with the approval of the developer, and the assignment was recorded with the USPTO. In February 2013 our patent attorneys filed a second “Out of Band” continuation patent that is now patent pending. We are working with our patent attorneys to aggressively enforce our patent rights per the terms of a retainer agreement executed in February 2013.

The technology we developed and use in our GuardedID® and MobileTrust® products are the subject of pending patent applications.  Our firewall product, which was in the research and design phase is no longer being developed, therefore the pending provisional patent (acquired from NetLabs) application was allowed to expire. A fourth patent application relating to our ProtectID® product was combined into the first ProtectID® patent application and the fourth application was allowed to lapse. To date the GuardedID® and MobileTrust® patent applications have not been granted. We cannot be certain that these patents will be granted nor can we be certain that other companies have not filed for patent protection for these technologies. In the event the patents were granted for the GuardedID® and/or MobileTrust® technologies, there is no assurance that we will be in a position to enforce the patent rights. Failure to be granted patent protection for the technologies could result in greater competition or in limited payments. This could result in inadequate revenue and cause us to cease operations.

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

IF WE DO NOT ADEQUATELY PROTECT THE INTELLECTUAL PROPERTY RIGHTS, WE MAY EXPERIENCE A LOSS OF REVENUE AND OUR OPERATIONS MAY BE MATERIALLY IMPAIRED.

We rely upon confidentiality agreements signed by our employees, consultants and third parties to protect the intellectual property. We cannot assure that we can adequately protect the intellectual property or successfully prosecute potential infringement of the intellectual property rights. Also, we cannot assure that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. Failure to protect the intellectual property rights would result in a loss of revenue and could adversely affect our operations and financial condition. In December 2011, we executed an exclusive agreement with a firm to defend and protect our “Out-of-Band” Patent No. 7,870,599. We terminated that exclusive agreement in September 2012. In January 2013, we were assigned the entire right, title and interest in and to the “Out-of-Band” patent by NetLabs. with approval by the developer, and the assignment was recorded with the USPTO. We are working with our patent attorneys to aggressively enforce our patent rights per the terms of a retainer agreement executed in February 2013.

OUR INABILITY TO RETAIN OUR KEY EXECUTIVE OFFICERS WOULD IMPEDE OUR BUSINESS PLAN AND GROWTH STRATEGIES, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

Our success depends, to a critical extent, on the continued efforts and services of our Chief Executive Officer, Mark L. Kay, our Chief Technical Officer and Inventor, Ramarao Pemmaraju, and our Executive Vice President and Head of Marketing, George Waller.  Were we to lose two or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital.  We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our Company.  Only one of our executive officers (CEO) had an employment agreement providing for his continued service to us, which is now expired.  We do not currently carry key-man life insurance policies on any of our employees, which would assist us in recouping our costs in the event of the loss of those officers.

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

CURRENT ADVERSE ECONOMIC CONDITIONS HAVE HAD A NEGATIVE IMPACT ON OUR ABILITY TO OBTAIN ADDITIONAL FINANCING. OUR INABILITY TO OBTAIN ADDITIONAL FINANCING WOULD HAVE A SIGNIFICANT ADVERSE EFFECT ON OUR OPERATIONS.

In early 2008, as the United States economy began to weaken and there were increased doubts about the ability of borrowers to pay debts. Housing values began to fall and marginal loans were first to default, triggering the sub-prime lending crisis. Financial institutions responded by tightening their lending policies with respect to counterparties determined to have sub-prime mortgage risk. This tightening of institutional lending policies led to the failure of major financial institutions late in the third quarter of 2008. Continued failures, losses, and write-downs at major financial institutions through 2012 intensified concerns about credit and liquidity risks and have resulted in a sharp reduction in overall market liquidity. The global credit crisis threatens the stability of the global economy and has adversely impacted consumer confidence and spending. We believe this global credit crisis has also had a negative impact on our ability to obtain additional financing. As discussed above, our inability to obtain additional financing would have a significant adverse effect on our operations, results and financial condition.

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

ITEM 2. PROPERTIES

We operate from leased offices located at 1090 King Georges Post Road, Suite #603, Edison, New Jersey 08837. We do not hold any material investments in other real or personal property other than office equipment. We anticipate these facilities will be adequate for the immediate future but that if we are successful in introducing our products, we will need to seek larger or additional office quarters. We pay a monthly base rent of $3,807 which commenced on July 1, 2009, with an extended lease termination date of January 31, 2016. The lease requires us to pay costs such as maintenance and insurance.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently a party to, nor is any of its property currently the subject of, any material legal proceeding. None of the Company’s directors, officers or affiliates is involved in a proceeding adverse to the Company’s business or has a material interest adverse to the Company’s business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(A)

MARKET INFORMATION

The Company’s Small Business registration statement on Form SB-2 was declared effective by the SEC in August 2005 and the Company’s shares were approved for listing on the OTC Bulletin Board by the National Association of Securities Dealers, Inc. (“NASD” now referred to as the Financial Industry Regulatory Authority (FINRA)) in December 2005. Prior to December 2005, there was no public market for the common stock. The Company’s common stock is quoted on the OTC Electronic Bulletin Board maintained by OTCMarkets.com under the symbol “SFOR.OB”. It has been traded in the over-the-counter market on a limited basis. The following sets forth high and low bid price quotations for each calendar quarter during the last fiscal years that trading occurred or quotations were available. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended:	Low:	High:
March 31, 2011 June 30, 2011 September 30, 2011 December 31, 2011	$0.023 $0.020 $0.018 $0.016	$0.072 $0.038 $0.048 $0.018
March 31, 2012	$0.016	$0.018
June 30, 2012	$0.005	$0.009
September 30, 2012	$0.010	$0.010
December 31, 2012	$0.003	$0.003

The closing bid price for our shares of common stock on March 24, 2013 was $0.01.

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

(B)

HOLDERS

As of March 25, 2013, there were approximately 433 holders of the common stock on record with our transfer agent (several holders of record are brokerage firms often through CEDE & Co., which handle accounts for individual investors).

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

(D)

RECENT ISSUANCES OF UNREGISTERED SECURITIES

In October 2012, we sold subscriptions to an individual for certain units comprising shares of common stock and common stock purchase warrants. We issued 5,555,556 restricted shares of our common stock at $0.0045 per share and warrants to purchase a total of 2,777,778 shares of our common stock, exercisable at $0.02 per share that expire in October 2015.

In October 2012, we issued 2,400,000 shares of our common stock to an investor firm that converted $12,000 of a convertible note into shares of our common stock. The conversion price was $0.005 per share. Since the note arose greater than six months and, as no additional consideration was paid in the notice of conversion by the investor firm, the conversion was tacked back to the original date of the issuance of the note as the holding period under SEC Rule 144(d)(3)(ii) resulting in the issuance of unrestricted shares as consequence of a permissible exemption pursuant to Rule 144  of the Securities Act of 1933.

In October 2012, we issued 52,632 restricted shares of our common stock, valued at $500, to a consultant relating to a public relations agreement we executed with the consultant in May 2012.

In October 2012, we issued common stock purchase warrants to purchase 1,000,000 shares of our common stock, exercisable at $0.015 per share, per the terms of a consulting agreement we executed in January 2012, and amended and extended in August 2012. The warrants expire in October 2015.

In November 2012, we issued 15,879,749 shares of our common stock to an investor firm that converted $41,000 of a convertible note and $2,120 of accrued interest into shares of our common stock. The conversion prices were $0.002 per share for 8,560,000 shares, $0.0029 per share for 4,137,931 shares and $0.0044 for 3,181,818 shares. Since the note arose greater than six months and, as no additional consideration was paid in the notice of conversion by the investor firm, the conversion was tacked back to the original date of the issuance of the note as the holding period under SEC Rule 144(d)(3)(ii) resulting in the issuance of unrestricted shares as consequence of a permissible exemption pursuant to Rule 144 of the Securities Act of 1933.

In November 2012, we issued a total of 350,000 restricted shares of our common stock, valued at $0.0065 per share, to the five members of our advisory board for serving in that capacity.

In December 2012, we issued 19,230,769 shares of our common stock to an investor firm that converted $24,000 of a convertible note into shares of our common stock. The conversion prices were $0.0012 per share for 10,000,000 shares and $0.0013 for 9,230,769 shares. Since the note arose greater than six months and, as no additional consideration was paid in the notice of conversion by the investor firm, the conversion was tacked back to the original date of the issuance of the note as the holding period under SEC Rule 144(d)(3)(ii) resulting in the issuance of unrestricted shares as consequence of an exemption pursuant to Regulation D of the Securities Act of 1933.

In December 2012, we issued 25,000,000 unrestricted shares of our common stock to an investor firm that converted $44,953 of a convertible note and $2,417 of accrued interest into shares of our common stock. The conversion prices were $0.001686 per share for 15,000,000 shares and $0.002208 for 10,000,000 shares. Since the note arose greater than six months and, as no additional consideration was paid in the notice of conversion by the investor firm, the conversion was tacked back to the original date of the issuance of the note as the holding period under SEC Rule 144(d)(3)(ii) resulting in the issuance of unrestricted shares as consequence of a permissible exemption pursuant to Rule 144  of the Securities Act of 1933.

In December 2012, we issued 86,207 restricted shares of our common stock, valued at $500, to a consultant relating to a public relations agreement we executed with the consultant in May 2012.

All of the above offerings and sales, except the afore-mentioned shares issued pursuant to a conversion of convertible notes (originally exempt from registration pursuant to Regulation D of the Securities Act of 1933), were made in reliance upon the exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933 and/or Section 4(2) of the Securities Act of 1933, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933 and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) where applicable, the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act of 1933, and agreed to transfer such securities only in a transaction registered under the Securities Act of 1933 or exempt from registration under the Securities Act; and (e) where applicable, a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act of 1933or transferred in a transaction exempt from registration under the Securities Act of 1933.

Issuer Purchases of Equity Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA.

The following information has been summarized from financial information included elsewhere and should be read in conjunction with such financial statements and notes thereto.

Summary of Statements of Operations of StrikeForce

Statement of Operations Data:
	For the Years Ended December 31,
	2012	2011

Revenues	$805,312	$448,127
Cost of Sales	14,513	25,426
Operating and Other Expenses	(1,958,707)	(5,909,754)

Net Loss	$(1,167,908)	$(5,487,053)

Balance Sheet Data:
	December 31,
	2012	2011

Current Assets	$286,516	$87,744
Total Assets	313,884	107,595
Current Liabilities	10,768,453	10,264,822
Non Current Liabilities	30,019	105,000
Total Liabilities	10,798,472	10,369,822
Working Capital (Deficit)	(10,481,937)	(10,177,078)
Shareholders' Equity (Deficit)	$(10,484,588)	$(10,262,227)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following is management’s discussion and analysis (|MD&A”) of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K

The Company's MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of the Company's business conditions, results of operations, liquidity and capital resources and contractual obligations. The Company did not have any off balance sheet arrangements as of December 31, 2011 or 2012.

The discussion and analysis of the Company’s financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with generally accepted accounting principles generally accepted in the United States (or "GAAP"). The preparation of those financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Background

We are a software development and services company that offers a suite of integrated computer network security products (patented and patent pending) using proprietary technology.

We generated all of our revenues of $805,312 for the year ended December 31, 2012, compared to $448,127 for the year ended December 31, 2011, from the sales of our security software products.

We have incurred substantial losses since our inception. Our management believes that our products provide a cost-effective and technologically competitive solution to address the problems of network security and identity theft in general. Updated guidance for the Federal Financial Institutions Examination Council (“FFIEC”) regulations include the requirement for solutions that have Two-Factor Out-of-Band Authentication and products that stop keylogging malware, real time, which our management believes our proprietary products uniquely and directly address. This new updated guidance went into effect as of January 1, 2012. Based on this new requirement in the latest FFIEC update that was published in June 2011 with enforcement commencing in January 2012, we have recently experienced a growing increase in sales orders and inquiries. However, there can be no assurance that our products will continue to gain acceptance and continue to grow in the commercial marketplace or that one of our competitors will not introduce technically superior products.

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

Results of Operations

FOR THE YEAR ENDED DECEMBER 31, 2012 COMPARED TO THE YEAR ENDED DECEMBER 31, 2011

Revenues for the year ended December 31, 2012 were $805,312 compared to $448,127 for the year ended December 31, 2011, an increase of $357,185 or 79.7%. The increase in revenues was primarily due to the increase in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology and our ProtectID® (“Out-of-Band”) technology.

Revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign on fees, and recurring transaction revenues. Hardware sales for the year ended December 31, 2012 were $6,068 compared to $11,374 for the year ended December 31, 2011, a decrease of $5,306. The decrease in hardware revenues was primarily due to the decrease in our sales of our one-time-password token key-fobs.  Software, services and maintenance sales for the year ended December 31, 2012 were $799,244 compared to $431,153 for the year ended December 31, 2011, an increase of $368,091. The increase in software, services and maintenance revenues was primarily due to the increase in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology and our ProtectID® (“Out-of-Band”) technology. Sign on fees for access to our cloud hosted service provider to utilize our Application Service Provider (“ASP”) transaction model amounted to $0 for the year ended December 31, 2012 compared to $5,600 for the year ended December 31, 2011, a decrease of $5,600. The decrease was primarily due the decrease in signing up new clients for our cloud hosted service.

Cost of revenues for the year ended December 31, 2012 was $14,513 compared to $25,426 for the year ended December 31, 2011, a decrease of $10,913, or 42.9%. The decrease resulted primarily from the overall increase in our software product revenues which entail a reduced cost of sales as compared with revenues that include hardware purchases and the decrease in the sales of our one-time-password token key-fobs. Cost of revenues as a percentage of total revenues for the year ended December 31, 2012 was 1.8% compared to 5.7% for the year ended December 31, 2011. The decrease resulted primarily from the overall increase in our software product revenues which entail a reduced cost of sales as compared with revenues that include hardware purchases.

Gross profit for the year ended December 31, 2012 was $790,799 compared to $422,701 for the year ended December 31, 2011, an increase of $368,098, or 87.1%. The increase in gross profit was primarily due to the increase in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology and our ProtectID® (“Out-of-Band”) technology.

Research and development expenses for the year ended December 31, 2012 were $339,300 compared to $352,670 for the year ended December 31, 2011, a decrease of $13,370, or 3.8%. The decrease was primarily attributable to the decrease in time expended by our research and development personnel. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative (“SGA”) expenses for the year ended December 31, 2012 were $1,096,033 compared to $5,152,834 for the year ended December 31, 2011, a decrease of $4,056,801 or 78.7%. The decrease was due primarily to the non-recurrence of one-time expense in stock based compensation through the issuance of preferred stock in the first fiscal quarter of 2011 in the amount of $987,000 and expenses in stock based compensation through the issuance of employee and non-employee stock options in 2011 in the amount of $2,468,375. The parties receiving the irrevocably preferred stock waived all conversion rights to such preferred stock. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other (income) expense for the year ended December 31, 2012 was $521,335 as compared to $404,250 for the year ended December 31, 2011, representing an increase in other expense of $117,085, or 29.0%. The increase was primarily due to an increase in interest expense and the change in the fair value of the derivatives relating to a portion of our secured and unsecured convertible debenture balance.

Our net loss for the year ended December 31, 2012 was $1,167,908 compared to a net loss of $5,487,053 for the year ended December 31, 2011, a decrease of $4,319,145, or 78.7%. The decrease in our net loss was due primarily to the non-recurrence of one-time expense in stock based compensation through the issuance of preferred stock in the first fiscal quarter of 2011 and expenses in stock based compensation through the issuance of employee and non-employee stock options in the first fiscal quarter of 2011, in addition to increased gross profit in fiscal 2012. The parties receiving the irrevocable preferred stock waived all conversion rights to such preferred stock.

Liquidity and Capital Resources

Our total current assets at December 31, 2012 were $286,516, which included cash of $133,279, as compared with $87,744 in total current assets at December 31, 2011, which included cash of $0. Additionally, we had a stockholders’ deficit in the amount of $10,484,588 at December 31, 2012 compared to a stockholders’ deficit of $10,262,227 at December 31, 2011.  We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. The liabilities include a computed liability for the fair value of derivatives of $375,634, which will only be realized on the conversion of the derivatives, or settlement of the debentures.

We financed our operations during the year ended December 31, 2012 primarily through the sale and issuance of debt in the aggregate amount of $455,750, through the sale of our common stock, in the aggregate amount of $455,000, and through recurring revenues from our ProtectID®, and GuardedID® technology, in the aggregate amount of $805,312. Management anticipates that we will continue to rely on equity and debt financing, at least in the near future, to finance our operations. While management believes that there will be a substantial percentage of our sales generated from our GuardedID® product and there are an increasing number of customers for our patented ProtectID® product, we will continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market continues to grow, with increasing marketing efforts, management believes, but cannot guarantee, we will continue to attain greater numbers of customers and the concentrations could decrease over time. Until this is accomplished, management will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing commitments of expenditures and until our sales revenue can provide greater liquidity.

Our number of common shares outstanding increased from 221,388,354 shares at the year ended December 31, 2011 to 362,808,206 at the year ended December 31, 2012, an increase of 63.9%. The increase in the number of common shares outstanding was due to common shares issued related to the issuance, conversion and settlement of debt, equity financing and consulting obligations, which, consequently, reduced our total outstanding debt.

We have historically incurred losses and we anticipate, but cannot guarantee, that we will not generate any significant revenues until the second quarter of 2013 or later. Our operations presently require funding of approximately $110,000 per month. Management believes, but cannot provide assurances, that we will be cash flow positive by the end of 2013, or shortly thereafter, based on recently executed and announced contracts and potential contracts that we anticipate closing throughout 2013 in the financial industry, technology, insurance, enterprise, healthcare, government, and consumer sectors in the United States, Latin America, Europe, Africa and the Pacific Rim. There can be no assurance, however, that the sales anticipated will materialize or that we will achieve the profitability we have forecasted.  Management also recognizes the consequences of the current world economic developments and the possible volatile effect on currency rates resulting from revenues derived from foreign markets.

DRAWDOWN EQUITY FINANCING AGREEMENT

On April 13, 2012, we entered into a Drawdown Equity Financing Agreement, together with a Registration Rights Agreement, with Auctus Private Equity Fund, LLC ("Auctus"), the selling stockholder. In October 2012, we elected to withdraw our Form S-1/A registration statement and terminate the Drawdown Equity Financing Agreement with Auctus.

SUMMARY OF OUR OUTSTANDING DART SECURED CONVERTIBLE DEBENTURES

At December 31, 2012, $542,588 in aggregate principal amount of the DART Limited ("DART"), custodian for Citco Global Custody NV (“Citco Global”) as of July 2012, debentures, as assigned by YA Global and Highgate in April 2009, were issued and outstanding.

During the year ended December 31, 2012, DART had no conversions.

The DART secured convertible debentures are fully matured. We have been in contact with the note holder who has indicated that it has no present intention of exercising its right to convert the debentures into restricted shares of our common stock. The note holder has advised us that it currently is willing to wait until it receives a buyout offer from us.

During the year ended December 31, 2012, we issued unsecured convertible notes in an aggregate total of $455,750 to three unrelated parties per the terms of term sheets executed with investor firms in at various times during 2012. Additionally, during the year ended December 31, 2012, two investor firms converted $161,953 of convertible notes and $4,537 of accrued interest into 72,754,365 unrestricted shares of our common stock pursuant to an exemption provided under Regulation D of the Securities Act of 1933, as discussed above. The conversion prices ranged from $0.0012 per share to $0.005622 per share. Since the unsecured convertible notes arose greater than six months and, as no additional consideration was paid in the notice of conversions by the investor firms, the conversions were tacked back to the original date of the issuance of the notes as the holding period under SEC Rule 144(d)(3)(ii) resulting in the issuance of unrestricted shares. Additionally, during the year ended December 31, 2012, we repaid a total of $2,000 of unsecured convertible notes to one unrelated party.

During the year ended December 31, 2012, we repaid a total of $24,626 of unsecured notes to two unrelated parties and we settled a total of $70,000 of unsecured notes held by one unrelated party in exchange for unrestricted shares of our common stock.

Summary of Funded Debt

As of December 31, 2012, our Company’s open unsecured promissory note balance was $2,360,690, net of discount on promissory notes of $1,448, listed as follows:

•

$6,550 to an unrelated individual - current portion

•

$275,000 to an unrelated individual – current portion

•

$83,088 to an unrelated company - current portion

•

$210,000 to an unrelated company - current portion

•

$1,650,000 to twenty unrelated individuals through term sheet with the StrikeForce Investor Group – current portion

•

$137,500 to an unrelated company - current portion

As of December 31, 2012, our Company’s open unsecured related party promissory note balances were $722,638, listed as follows:

•

$722,638 to our CEO – current portion

As of December 31, 2012, our Company’s open convertible secured note balances were $542,588, listed as follows:

•

$542,588 to DART (custodian for Citco Global and as assigned in 04/09 by YA Global and Highgate House Funds, Ltd.)

As of December 31, 2012 our Company’s open convertible note balances were $1,367,012, net of discount on convertible notes of $199,052, listed as follows:

•

$235,000 to an unrelated company (03/05 unsecured debenture) - current portion

•

$7,000 to an unrelated company (06/05 unsecured debenture) – current portion

•

$10,000 to an unrelated individual (06/05 unsecured debenture) - current portion

•

$40,000 to three unrelated individuals (07/05 unsecured debentures) - current portion

•

$5,000 to an unrelated individual (09/05 unsecured debenture) – current portion

•

$46,755 to an unrelated individual (01/06 unsecured debenture) – current portion

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

•

$140,047 to un unrelated company (01/12 unsecured debentures) - current portion

•

$75,000 to un unrelated company (03/12 unsecured debenture) - current portion

•

$8,500 to un unrelated company (05/12 unsecured debenture) - current portion

•

$42,500 to un unrelated company (07/12 unsecured debenture) - current portion

•

$32,500 to un unrelated company (11/12 unsecured debenture) - current portion

•

$27,750 to un unrelated company (11/12 unsecured debenture) - current portion

•

$42,500 to un unrelated company (12/12 unsecured debenture) - current portion

As of December 31, 2012 our Company’s open convertible note balances - related parties were $355,500, listed as follows:

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

As reflected in the accompanying financial statements, we had a working capital deficiency of $10,481,937 and $10,177,078 and deficits in stockholders’ equity of $10,484,588 and $10,262,227 at December 31, 2012 and 2011, respectively, and net losses of $1,167,908 and $5,487,053 and net cash used in operating activities of $731,364 and $982,453 for each of the years then ended. These factors raise substantial doubt about our ability to continue as a going concern.

Currently, management is attempting to increase revenues and improve gross margins by a revised sales strategy. In principle, we are focusing on domestic and international channel sales, where we are primarily selling through a channel of Distributors, Value Added Resellers, Strategic Partners and Original Equipment Manufacturers. While we believe in the viability of our strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect.  Our ability to continue as a going concern is dependent upon our ability to continually increase our customer base and realize increased revenues from recently signed contracts.

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

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, those estimates are adjusted accordingly, if deemed appropriate. Actual results could differ from those estimates.

Discount on Debt

The Company allocates the proceeds received from convertible debt instruments between the liability component and equity component and records the conversion feature as a liability. The conversion feature and certain other features that are considered embedded derivative instruments, such as a conversion reset provision, a penalty provision and redemption option, have been recorded at their fair value as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown in the Statement of Operations. The Company has also recorded the resulting discount on debt related to the warrants and conversion feature and is amortizing the discount using the effective interest rate method over the life of the debt instruments.

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

Our outstanding secured convertible notes payable and the unsecured convertible notes payable, issued per term sheets executed with investor firms in 2011 and 2012, are hybrid instruments which contain an embedded derivative feature which individually warrant separate accounting as a derivative instrument under paragraph 815-15-25-1 of the FASB Accounting Standards Codification. The embedded derivative feature has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability". The embedded derivative feature includes the conversion feature within the note and an early redemption option. The value of the embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the notes, or 12 months.

Our derivative financial instruments are embedded derivatives associated with our secured and unsecured convertible notes and have been accounted for in accordance with paragraph 815-15-25-1 of the FASB Accounting Standards Codification and paragraph 815-40-25 of the FASB Accounting Standards Codification. We have identified the above instruments having derivatives that require evaluation and accounting under the relevant guidance applicable to financial derivatives. Our secured convertible debentures issued to YA Global and Highgate in 2005, further assigned to Citco Global (“Citco Global Notes”), and unsecured convertible debentures issued to three unrelated investor firms on December 5, 2011, January 3, 2012, January 31, 2012 and March 2, 2012 (“ICG Notes”), April 11, 2012, May 4, 2012, July 25, 2012, November 1, 2012 and December 21, 2012 ("Asher Notes") and November 30, 2012 ("Auctus Note"), are hybrid instruments, which individually warrant separate accounting as a derivative instrument. In July 2012, we were notified by Citco Global that the custodian for the Citco Global Notes is D.A.R.T. Limited (“DART”).These compound embedded derivatives have been bifurcated from their respective host debt contracts and accounted for as derivative liabilities in accordance with paragraph 815-40-25 of the FASB Accounting Standards Codification.  When multiple derivatives exist within convertible notes, they have been bundled together as a single hybrid compound instrument. The compound embedded derivatives within the secured convertible notes have been recorded at fair value at the date of issuance; and are marked-to-market each reporting period with changes in fair value recorded to our statement of operations as “Derivative instrument expense, net”.  We have utilized a third party valuation consultant to fair value the compound embedded derivatives using a layered discounted probability-weighted cash flow approach. The fair value of the derivative liabilities are subject to the changes in the trading value of our common stock, as well as other factors. The embedded derivative feature has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability", which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the notes, or 12 months. The embedded derivative feature includes the conversion feature within the notes and an early redemption option.  The compound embedded derivatives within the convertible notes have been recorded at fair value at the date of issuance; and are marked-to-market each reporting period with changes in fair value recorded to the Company’s statement of operations as change in fair value of derivative liabilities. As a result, our financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of our stock at the balance sheet date and the amount of shares converted by note holders. Consequently, the financial position and results of operations may vary from quarter-to-quarter based on conditions other than operating revenues and expenses.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs shown in the table above for 2012 and 2011 are as follows:

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

December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

StrikeForce Technologies, Inc.

Edison, New Jersey

We have audited the accompanying balance sheets of StrikeForce Technologies, Inc. (the "Company") as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the Unites States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a working capital deficiency and accumulated deficit at December 31, 2012 and a net loss and net cash used in operating activities for the year then ended. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC

Li and Company, PC

Skillman, New Jersey

April 4, 2013

STRIKEFORCE TECHNOLOGIES, INC.
BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS
Current Assets:
Cash	$133,279	$-
Accounts receivable	143,290	75,323
Prepayments and other current assets	9,947	12,421
Total current assets	286,516	87,744

Property and equipment, net	7,110	6,838
Website, net	7,500	-
Patents, net	4,074	4,329
Security deposit	8,684	8,684
Total Assets	$313,884	$107,595

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Bank overdraft	$-	$4,520
Current maturities of convertible notes payable, net of discount of $199,052 and $85,511, respectively	1,337,012	1,158,756
Convertible notes payable - related parties	355,500	355,500
Current maturities of notes payable, net of discount of $1,448 and $14,915, respectively	2,360,690	2,391,849
Notes payable - related parties	722,638	722,638
Accounts payable	863,704	943,642
Accrued expenses	3,942,062	3,542,099
Derivative liabilities	375,634	334,605
Convertible secured notes payable	542,588	542,588
Capital leases payable	5,532	5,532
Payroll taxes payable	53,901	53,901
Due to factor	209,192	209,192
Total current liabilities	10,768,453	10,264,822

Common stock to be issued	19	25,000
Convertible notes payable, net of current maturities	30,000	30,000
Notes payable, net of current maturities	-	50,000
Total Liabilities	10,798,472	10,369,822

Commitments and contingencies

Stockholders' Deficit
Series A Preferred stock: no par value; 100 shares authorized; 3 shares issued and outstanding
	987,000	987,000
Series B Preferred stock: par value $0.10; 100,000,000 shares authorized; none issued or outstanding
	-	-
Preferred stock series not designated, par value $0.10; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock: par value $0.0001; 750,000,000 shares authorized; 362,808,206 and 221,388,354 shares issued and outstanding, respectively
	36,281	22,139
Additional paid-in capital	18,181,118	17,249,713
Accumulated deficit	(29,688,987)	(28,521,079)
Total Stockholders' Deficit	(10,484,588)	(10,262,227)
Total Liabilities and Stockholders' Deficit	$313,884	$107,595

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2012	December 31, 2011

Revenues	$805,312	$448,127

Cost of sales	14,513	25,426

Gross profit	790,799	422,701

Operating expenses:
Compensation	343,135	294,800
Professional fees	468,561	1,042,446
Selling, general and administrative expenses	284,337	3,815,588
Research and development	339,300	352,670
Total operating expenses	1,435,333	5,505,504

Loss from operations	(644,534)	(5,082,803)

Other (income) expense:
Interest and financing expense	815,642	585,324
Change in fair value of derivative liabilities	(294,307)	(163,745)
Forgiveness of debt	-	(14,228)
Other (income) expenses	-	(3,101)
Total other expense	521,335	404,250

Income tax provision	2,039	-

Net loss	$(1,167,908)	$(5,487,053)

Net loss per common share - basic and diluted	$(0.004)	$(0.04)

Weighted average common shares outstanding - basic and diluted
	269,218,466	156,673,417

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2012

	Series A Preferred		Common stock at $0.0001		Additional		Total
	stock, no par value		par value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2011	3	$987,000	221,388,354	$22,139	$17,249,713	$(28,521,079)	$(10,262,227)

Sale of shares of common stock including warrants	-	-	56,111,007	5,611	422,239	-	427,850

Issuance of shares of common stock for consulting services	-	-	3,635,706	364	55,140	-	55,504

Issuance of shares of common stock for settlement and transfer of debt	-	-	8,356,274	835	130,598	-	131,433

Issuance of shares of common stock for financing	-	-	562,500	56	8,944	-	9,000

Issuance of shares of common stock for conversions of convertible notes payable
	-	-	72,754,365	7,276	295,416	-	302,692

Issuance of warrants for consulting services	-	-	-	-	19,068	-	19,068

Net loss	-	-	-	-	-	(1,167,908)	(1,167,908)

Balance at December 31, 2012	3	$987,000	362,808,206	$36,281	$18,181,118	$(29,688,987)	$(10,484,588)

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2011

	Series A Preferred		Common stock at $0.0001		Additional		Total
	stock, no par value		par value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2010	-	$-	77,538,877	$7,754	$12,673,804	$(23,034,026)	$(10,352,468)

Sale of shares of common stock including warrants	-	-	11,000,000	1,100	286,050	-	287,150

Issuance of shares of common stock for consulting services	-	-	9,623,511	962	243,927	-	244,889

Issuance of shares of common stock for settlement and sale of debt	-	-	15,990,332	1,599	172,666	-	174,265

Issuance of shares of common stock for conversions of secured convertible notes payable
	-	-	106,435,634	10,644	224,441	-	235,085

Embedded beneficial conversion feature of convertible instruments	-	-	-	-	66,479	-	66,479

Sale of warrants					560,313		560,313

Issuance of common shares in connection with the exercise of warrants	-	-	800,000	80	19,920	-	20,000

Issuance of warrants for consulting services	-	-	-	-	507,538	-	507,538

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2011

	Series A Preferred		Common stock at $0.0001		Additional		Total
	stock, no par value		par value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Issuance of warrants in connection with notes payable to the lender	-	-	-	-	26,200	-	26,200

Issuance of stock options for employee and non-employee services	-	-	-	-	2,468,375	-	2,468,375

Issuance of Series A preferred stock for employee services	3	987,000	-	-	-	-	987,000

Net loss	-	-	-	-	-	(5,487,053)	(5,487,053)

Balance at December 31, 2011	3	$987,000	221,388,354	$22,139	$17,249,713	$(28,521,079)	$(10,262,227)

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31, 2012	December 31, 2011

Cash flows from operating activities:
Net loss	$(1,167,908)	$(5,487,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,444	4,227
Forgiveness of debt	-	(14,228)
Amortization of discount on notes payable	(166,898)	13,492
Change in fair value of derivative financial instruments	216,905	(90,066)
Issuance of preferred stock for employee services	-	987,000
Issuance of stock options for employee and non-employee services	-	2,468,375
Issuance of common stock and warrants for consulting services	74,572	752,427
Financing expense paid through the issuance of common stock	9,000	26,200
Changes in operating assets and liabilities:
Accounts receivable	(67,967)	(53,866)
Prepaid expenses	2,474	732
Accounts payable	(52,938)	(26,722)
Accrued expenses	438,933	437,029
Common stock to be issued	(24,981)	-
Net cash used in operating activities	(731,364)	(982,453)

Cash flows from investing activities:
Investment in website	(9,000)	-
Purchases of property and equipment	(5,961)	(6,399)
Net cash used in investing activities	(14,961)	(6,399)

Cash flows from financing activities:
Bank overdraft repayment	(4,520)	4,520
Proceeds from sale of common stock	455,000	287,150
Proceeds from sale of common stock to be issued		25,000
Sale of warrants for cash	-	560,313
Proceeds from the exercise of warrants	-	20,000
Proceeds from notes payable	-	137,500
Repayment of notes payable	(24,626)	(33,715)
Proceeds from convertible notes payable	455,750	75,000
Repayment of convertible notes payable	(2,000)	-
Proceeds from notes payable - related parties	-	2,800
Repayment of notes payable - related parties	-	(6,600)
Repayment of secured convertible notes payable	-	(129,041)
Net cash provided by financing activities	879,604	942,927

Net change in cash	133,279	(45,925)

Cash at beginning of the period	-	45,925

Cash at end of the period	$133,279	$-

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable into common stock	$302,692	$235,085
Issuance of common stock in settlement of debt	$131,433	$157,244
Issuance of common stock for common stock to be issued	$25,000	$-

StrikeForce Technologies, Inc.

December 31, 2012 and 2011

Notes to the Financial Statements

Note 1 - Nature of Operations

StrikeForce Technical Services Corporation was incorporated in August 2001 under the laws of the State of New Jersey. On September 3, 2004, the stockholders approved an amendment to the Certificate of Incorporation to change its name to StrikeForce Technologies, Inc. (the “Company”). On November 15, 2010, the Company was redomiciled under the laws of the State of Wyoming. The Company’s operations are based in Edison, New Jersey.

The Company is a software development and services company.  The Company owned the exclusive right to license and develop various identification protection software products that were developed to protect computer networks from unauthorized access and to protect network owners and users from identity theft.  The Company has developed a suite of products based upon the licenses and its strategy is to develop and exploit the products for customers in the areas of financial services, e-commerce, corporate, government, healthcare and consumer sectors.

In November 2010, the Company received notice that the United States Patent and Trademark Office (“USPTO”) had issued an official Notice of Allowance for the patent application for the technology relating to its ProtectID® product, titled "Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System". In January 2011, the Company received notice that the USPTO issued the Company Patent No. 7,870,599.  This “Out-of-Band” Patent went through a USPTO Re-Examination process starting on August 16, 2011 and concluded on December 27, 2011, with all of the Company’s patent claims remaining intact and eight additional patent claims being added. In 2011, the Company submitted an additional continuation patent on the “Out-of-Band” Patent, with approximately forty additional Company claims now pending. The technology the Company developed and uses in its GuardedID® product is the subject of a pending patent application.

 In January 2013, the Company was assigned the entire right, title and interest in and to the “Out-of-Band Patent” from Netlabs,Inc. with the agreement of the developer, and the assignment was recorded with the USPTO.

In February 2013 the Company executed a retainer agreement with its patent attorneys to aggressively enforce its patent rights as “Out-of-Band Authentication” is becoming the standard for authenticating consumers in the financial market.

In February 2013, the Company’s patent attorneys submitted a new “Out-of-Band” Patent continuation, which is now patent pending.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported earnings (losses).

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; allowance for doubtful accounts; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of property and equipment, website and patents; interest rate; underlying assumptions to estimate the fair value of beneficial conversion features, warrants and options; revenue recognized or recognizable; sales returns and allowances; income tax rate, income tax provision, deferred tax assets and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, those estimates are adjusted accordingly, if deemed appropriate.

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

The Company’s notes payable, convertible notes payable, convertible secured notes payable, and capital leases payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2012 and 2011.

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property and equipment, website and patents, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  When long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The key assumptions used in management’s estimates of projected cash flow deal largely with forecasts of sales levels, gross margins, and operating costs of the manufacturing facilities.  These forecasts are typically based on historical trends and take into account recent developments as well as management’s plans and intentions.  Any difficulty in manufacturing or sourcing raw materials on a cost effective basis would significantly impact the projected future cash flows of the Company’s manufacturing facilities and potentially lead to an impairment charge for long-lived assets.  Other factors, such as increased competition or a decrease in the desirability of the Company’s products, could lead to lower projected sales levels, which would adversely impact cash flows.  A significant change in cash flows in the future could result in an impairment of long lived assets.

The impairment charges, if any, is included in operating expenses in the accompanying statements of operations.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts.  The Company follows paragraph 310-10-50-9 of the FASB Accounting Standards Codification to estimate the allowance for doubtful accounts.  The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and economic conditions.

Outstanding account balances are reviewed individually for collectability.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Bad debt expense is included in general and administrative expenses, if any.  Pursuant to paragraph 310-10-50-2 of the FASB Accounting Standards Codification account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company has adopted paragraph 310-10-50-6 of the FASB Accounting Standards Codification and determine when receivables are past due or delinquent based on how recently payments have been received.

The Company does not have any off-balance-sheet credit exposure to its customers.

Property and Equipment

Property and equipment are recorded at cost.  Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives.  Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.  Leasehold improvements, if any, are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Leases

Lease agreements are evaluated to determine whether they are capital leases or operating leases in accordance with applicable paragraph 840-10-25-1 of the FASB Accounting Standards Codification (“Paragraph 840-10-25-1”). When substantially all of the risks and benefits of property ownership have been transferred to the Company, the lease then qualifies as a capital lease.  Capital lease assets are depreciated on a straight-line basis over the capital lease assets estimated useful lives consistent with the Company’s normal depreciation policy for tangible fixed assets, but generally not exceeding the lease term. Interest charges are expensed over the period of the lease in relation to the carrying value of the capital lease obligation.

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

Discount on Debt

The Company allocates the proceeds received from convertible debt instruments between the liability component and equity component, and records the conversion feature as a liability in accordance with subtopic 470-20 of the FASB Accounting Standards Codification (“Subtopic 470-20”). The conversion feature and certain other features that are considered embedded derivative instruments, such as a conversion reset provision, a penalty provision and redemption option, have been recorded at their fair value as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown in the Statement of Operations. The Company has also recorded the resulting discount on debt related to the warrants and conversion feature and is amortizing the discount using the effective interest rate method over the life of the debt instruments.

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities in accordance with paragraph 810-10-05-4 of the FASB Accounting Standards Codification (“Paragraph 810-10-05-4”). Paragraph 810-10-05-4 requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value.  The accounting for changes in the fair value of a derivative instrument depends upon: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation.

Derivative Warrant Liability

The Company evaluates its convertible debt, options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 and Section 815-40-25 of the FASB Accounting Standards Codification.  The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations and comprehensive income (loss) as other income or expense.  Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then that the related fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.  Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date.  Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

The Company marks to market the fair value of the remaining embedded derivative warrants at each balance sheet date and records the change in the fair value of the remaining embedded derivative warrants as other income or expense in the consolidated statements of operations and comprehensive income (loss).

The Company utilizes the Lattice model that values the liability of the derivative warrants based on a probability weighted discounted cash flow model with the assistance of the third party valuation firm.  The reason the Company picks the Lattice model is that in many cases there may be multiple embedded features or the features of the bifurcated derivatives may be so complex that a Black-Scholes valuation does not consider all of the terms of the instrument.  Therefore, the fair value may not be appropriately captured by simple models.  In other words, simple models such as Black-Scholes may not be appropriate in many situations given complex features and terms of conversion option (e.g., combined embedded derivatives).  The Lattice model is based on future projections of the various potential outcomes. The features that were analyzed and incorporated into the model included the exercise and full reset features.  Based on these features, there are two primary events that can occur; the Holder exercises the Warrants or the Warrants are held to expiration. The Lattice model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. stock price, exercise price, volatility, etc.).  Projections were then made on the underlying factors which led to potential scenarios.  Probabilities were assigned to each scenario based on management projections.  This led to a cash flow projection and a probability associated with that cash flow.  A discounted weighted average cash flow over the various scenarios was completed to determine the value of the derivative warrants.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

The Company derives its revenues from sales contracts with customers with revenues being generated upon the shipment of products.  Persuasive evidence of an arrangement is demonstrated via sales invoice or contract; product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the third party carrier and title transfers upon shipment, based on free on board (“FOB”) warehouse terms; the sales price to the customer is fixed upon acceptance of the signed purchase order or contract and there is no separate sales rebate, discount, or volume incentive.  When the Company recognizes revenue, no provisions are made for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues.

In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of products and services:

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•

Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•

Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•

Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate holder’s expected exercise behavior.  If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•

Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•

Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•

Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a share option and similar instrument that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Software Development Costs

The Company has adopted paragraph 985-20-05-01 of the FASB Accounting Standards Codification (“Paragraph 985-20-05-01”) for the costs of computer software to be sold or licensed.  Paragraph 985-20-05-01 requires research and development costs incurred in the process of software development before establishment of technological feasibility being expensed as incurred and capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers.   Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life. To date, all costs have been accounted for as research and development costs and no software development cost has been capitalized.

Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Income and Comprehensive Income in the period that includes the enactment date.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2012 or 2011.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.   Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants.

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011

Warrants issued in connection with debentures	2,773,157	1,073,317

Warrants sold for cash	222,350,000	222,350,000

Warrants issued in consideration of services provided	8,325,000	16,344,150

Warrants issued in connection with the sale of common stock	29,555,505	-

Sub-total - Warrants	263,003,662	240,968,467

Options issued from May 20, 2003 through April 21, 20011 to employees to purchase common shares exercisable at $0.0025 to $10.00 per share expiring 3 years to 10 years from the date of issuance	140,027,309	140,027,309

Options issued from December 2, 2004 through December 23, 2010 to consultants to purchase common shares exercisable at $0.006 to $9.00 per share expiring 5 years to 10 years from the date of issuance	2,761,889	2,761,889

Sub-total - Options	142,789,198	142,789,198

Shares of common stock issuable under the conversion feature of convertible notes payable	157,199,191	26,043,017

Sub-total – conversion feature shares	157,199,191	26,043,017

Total potentially outstanding dilutive common shares	562,992,051	409,800,682

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

As reflected in the accompanying financial statements, the Company has a working capital deficiency and an accumulated deficit at December 31, 2012, and a net loss and net cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	December 31, 2012	December 31, 2011

Computer equipment	5	$73,540	$70,361

Computer software	3	23,636	20,854

Furniture and fixture	7	10,157	10,157

Office equipment	7	15,906	15,906

		123,239	117,278

Less accumulated depreciation (i)		(116,129)	(110,440)

		$7,110	$6,838

(i)

Depreciation and Amortization Expense

Depreciation and amortization expense for the year ended December 31, 2012 and 2011 was $5,689 and $4,227, respectively.

(ii)

Impairment

The Company completed the annual impairment test of property and equipment and determined that there was no impairment as the fair value of property, plant and equipment, substantially exceeded their carrying values at December 31, 2012 and December 31, 2011, respectively.

Note 5 - Website

Website, stated at cost, less accumulated amortization, consisted of the following:

	December 31, 2012	December 31, 2011

Website	$31,331	$22,331

Accumulated amortization (i)	(23,831)	(22,331)

	$7,500	$-

(i)

Amortization Expense

Amortization expense for the year ended December 31, 2012 and 2011 was $1,500 and $0, respectively.

(ii)

Impairment

The Company completed the annual impairment test of website and determined that there was no impairment as the fair value of website, substantially exceeded their carrying values at December 31, 2012 and December 31, 2011, respectively.

Note 6 - Convertible Notes Payable

Convertible notes payable consisted of the following:

	December 31, 2012	December 31, 2011

(1) Convertible note bearing interest at 8% per annum, originally scheduled to mature on March 28, 2008, with a conversion price of $9.00 per share. As of December 31, 2012, the Company has not received a response from the note holder regarding a settlement agreement.	$235,000	$235,000

(2) Convertible notes bearing interest at 8% per annum with a conversion price of $9.00 per share which was originally scheduled to mature on December 31, 2010. As of December 31, 2012, the Company has not received a response from the note holders regarding settlement agreements.	50,000	50,000

(3) Convertible note bearing interest at 9% per annum with a conversion price of $1.40 per share which was originally scheduled to mature on December 9, 2010. As of December 31, 2012, the Company has not received a response from the note holder regarding a settlement agreement.	200,000	200,000

(4) Convertible note bearing interest at 9% per with a conversion price of $0.80 per share which was originally scheduled to mature on December 31, 2010. As of December 31, 2012, the Company has not received a response from the note holder regarding a settlement agreement.	150,000	150,000

(5) Convertible note executed in May 2007 bearing interest at 9% per annum with a conversion price of $0.35 per share which was originally scheduled to mature December 31, 2010. As of December 31, 2012, the Company has not received a response from the note holder regarding a settlement agreement.	100,000	100,000

(6) Convertible notes executed in June 2007 bearing interest at 8% per annum which was originally scheduled to mature on December 29, 2010. As of December 31, 2012, the Company has not received a response from the note holder regarding a settlement agreement.	100,000	100,000

(7) Convertible note executed in July 2007 bearing interest at 8% per annum which was originally scheduled to mature on January 2, 2011. As of December 31, 2012, the Company has not received a response from the note holder regarding a settlement agreement.	100,000	100,000

(8) Convertible notes executed in August 2007 bearing interest at 9% per annum which was originally scheduled to mature on August 9, 2010. The Company is pursuing extensions.	120,000	120,000

(9) Convertible notes executed in December 2009 bearing interest at 9% per annum which was originally scheduled to mature on December 1, 2012, with a conversion price of $0.105 per share. The Company issued 200,000 warrants with an exercise price of $0.10 per share and an expiration date of December 1, 2012 in connection with the notes.	50,000	50,000

(10) Convertible note bearing interest at 8% per annum, maturing on March 31, 2015, with a conversion price of $0.002 per share.	30,000	30,000

(11) Convertible note bearing interest at 8% per annum, which was originally scheduled to mature on December 31, 2012, with a conversion price of $10.00 per share. The Company is pursuing an extension.	5,000	5,000

(12) Convertible notes, bearing compound interest at 8% per annum, which were originally scheduled to mature on June 30, 2010, with a conversion price of $10.00 per share. Per the terms of a debt purchasing agreement formalized with a consultant in September 2011, the Company transferred one of the notes, in the amount of $10,000, including accrued interest, to the consultant in October 2011 (see Note 14). The Company is pursuing extensions. For the year ended December 31, 2012, the Company repaid $2,000 of the balance of the notes.	46,755	48,755

(13) Four (4) convertible notes bearing interest at 4% per annum, which matured on December 5, 2012, January 3, 2013, January 31, 2013 and March 2, 2013, respectively (see Note 11). For the year ended December 31, 2012 the note holder converted $75,000 of principal and $2,417 of accrued interest of the note due on December 5, 2012, as full redemption of the note, into 29,340,359 unrestricted shares of the Company's common stock, at conversion prices from $0.001686 to $0.005 per share. For the year ended December 31, 2012 the note holder converted $9,953 of the note due on January 3, 2013 into 5,903,488 unrestricted shares of the Company's common stock, at conversion price of $0.001686 per share (see Notes 14).

	215,048	75,000

(14) Five convertible notes bearing interest at 8% per annum, maturing on January 6, 2013, February 8, 2013, April 30, 2013, August 5, 2013 and September 27, 2013, respectively (see Note 11). For the year ended December 31, 2012 the note holder converted $53,000 of principal and $2,120 of accrued interest of the note due on January 6, 2013, as full redemption of the note, into 18,279,749 unrestricted shares of the Company's common stock, at conversion prices from $0.002 to $0.005 per share. For the year ended December 31, 2012 the note holder converted $24,000 of the note due on February 8, 2013 into 19,230,769 unrestricted shares of the Company's common stock, at conversion prices from $0.0012 to $0.0013 per share (see Note 14).

	126,000	-

(15) Convertible note bearing interest at 8% per annum, maturing on August 30, 2013.	27,750	-

(16) Convertible non-interest bearing notes, with a conversion price of $9.00 per share which matured June 2006 and an 18% convertible note which matured April 2008 with a conversion price of $0.50 per share and 6,667 shares of the Company’s common stock. As of December 31, 2012, the Company has not received a response from the note holders regarding a settlement agreement.	10,512	10,512

	1,566,064	1,274,267

Long-term portion	(30,00)	(30,000)

	1,536,064	1,244,267

Discount on convertible notes payable	(199,052)	(85,511)

Current maturities, net of discount	$1,337,012	$1,158,756

At December 31, 2012 and 2011, accrued interest due for the convertible notes was $658,375 and $534,174, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for the convertible notes payable for the year ended December 31, 2012 and 2011 was $121,354 and $97,854, respectively.

The total long term portion of all funded debt is due as follows: 2015-$30,000.

Note 7 - Convertible Notes Payable – Related Parties

Convertible notes payable - related party consisted of the following:

	December 31, 2012	December 31, 2011

(1) Convertible note with the VP of Technology bearing interest at the prime rate plus 2% per annum with a conversion price of $10.00 per share, which was originally scheduled to mature on September 30, 2010. The Company issued 500 warrants with an exercise price of $10.00 per share. In January 2013, the note was extended to December 31, 2013.	$50,000	$50,000

(2) Convertible note with the VP of Technology bearing interest at the prime rate plus 4% per annum with a conversion price of $10.00 per share, which matured on September 30, 2010. In January 2013, the note was extended to December 31, 2013.	7,500	7,500

(3) Convertible notes with the CEO bearing interest at 8% per annum with a conversion price of $10.00 per share, which was originally scheduled to mature on April 30, 2011. The Company issued 1,800 warrants with an exercise price of $10.00 per share and expiration dates of February 4, 2014, September 7, 2014 and August 16, 2015. In January 2013, the notes were extended to December 31, 2013.	230,000	230,000

(4) Convertible notes with an employee bearing interest at 8% per annum with a conversion price of $10.00 per share, which was originally scheduled to mature on June 30, 2010.The Company issued 150 warrants with an exercise price of $10.00 per share and expiration dates of August 26, 2015 and September 29, 2015. In January 2013, the notes were extended to December 31, 2013.	15,000	15,000

(5) Convertible note with an employee bearing interest at 8% per annum with a conversion price of $10.00 per share, which matured on June 30, 2010. The Company issued 100 warrants with an exercise price of $10.00 per share and an expiration date of December 6, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. In January 2013, the note was extended to December 31, 2013.	10,000	10,000

(6) Convertible notes with the CEO bearing compound interest at 8% per annum with a conversion price of $10.00 per share, which was originally scheduled to mature on April 30, 2011. The Company issued 380 warrants with an exercise price of $10.00 per share and expiration dates of January 18, 2016 and February 28, 2016. In January 2013, the notes were extended to December 31, 2013.	38,000	38,000

(7) Convertible note with an employee bearing compound interest at 8% per annum with a conversion price of $7.50 per share, which was originally scheduled to mature on June 30, 2010. The Company issued 50 warrants with an exercise price of $10.00 per share and an expiration date of March 6, 2016. In January 2013, the note was extended to December 31, 2013.	5,000	5,000

	$355,500	$355,500

At December 31, 2012 and 2011, accrued interest due for the convertible notes – related parties was $248,606 and $245,652, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for convertible notes payable – related parties for the years ended December 31, 2012 and 2011 was $40,224 and $44,612, respectively.

Note 8 - Notes Payable

Notes payable consisted of the following:

	December 31, 2012	December 31, 2011

(1) Seventy units, with each unit consisting of a 10% promissory note of $25,000, maturing from 1/22/11 to 12/18/11 and with a 10% discount rate, and 82,000 non-dilutable (for one year) restricted shares of the Company’s common stock, at market price. Per the terms of a debt purchasing agreement formalized with a consultant in September 2011, the Company transferred notes for $50,000 in July 2011 and $25,000 in August 2011, including accrued interest, to the consultant (see Notes 13 and 14). Per the terms of a settlement agreement that the Company executed with the estate of a deceased note holder in November 2011, the Company settled a $25,000, note for restricted shares of its common stock, in December 2011, issued to  two beneficiaries of the estate (see Note 13 and 14). The Company is pursuing extensions on the remaining notes.

	$1,650,000	$1,650,000

(2) Promissory note bearing interest at 10% per annum, maturing on January 23, 2012, with a total of 738,000 shares of common stock (see Note 14). The Company is pursuing an extension.	225,000	225,000

(3) Two units with each unit consisting of a 10% promissory note of $25,000, maturing on April 20, 2012, and 50,000 restricted shares of the Company’s common stock, at market price. The 100,000 shares were issued in June 2009 (see Note 14). The Company is pursuing extensions.	50,000	50,000

(4) 10% promissory note, which matured on October 20, 2012, of $50,000 and 82,000 shares of the Company’s common stock, valued at market price, for a total of 164,000 shares of common stock, issued in November 2009 (see Note 14). The Company is pursuing an extension.	50,000	50,000

(5) One unit consisting of a 10% promissory note of $25,000, maturing on June 8, 2012, and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in June 2009 (see Note 14). The Company is pursuing an extension.	25,000	25,000

(6) Three units with each unit consisting of a 10% promissory note of $25,000, maturing on June 25, 2012, and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 150,000 shares of common stock. The shares were issued in August 2009 (see Note 14). The Company is pursuing extensions.	75,000	75,000

(7) 1.4 units with each unit consisting of a 10% promissory note of $25,000, maturing on July 14, 2012 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 70,000 shares of common stock. The shares were issued in August 2009 (see Note 14). The Company is pursuing an extension.	35,000	35,000

(8) One unit consisting of a 10% promissory note of $25,000, maturing on August 18, 2012 and 75,000 restricted shares of the Company’s common stock, at market price (see Note 14). The Company is pursuing an extension.	25,000	25,000

(9) Two units with each unit consisting of a 10% promissory note of $25,000, maturing on September 2, 2012 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The April 2009 agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company also applies to this note. For the years ended December 31, 2012 and 2011, sales proceeds of $12,426 and $4,486, respectively, were applied to the note balance (see Notes 13 and 14). In September 2012, the note was extended to September 30, 2013.

	33,088	45,514

(10) Promissory note executed in October 2009 for $50,000, which matured on October 20, 2012. Per the terms of the promissory note, the Company sold 3/4 unit with each unit consisting of a 10% promissory note of $25,000 and 133,333 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock (see Note 14). Per the terms of a Forbearance Agreement executed with the note holder in December 2012, the Company repaid $12,200 of the note. Remaining payments in full were made in January and February 3013 (see Note 13).	6,550	18,750

(11) Promissory note executed in April 2010 for $80,000, bearing interest at 10% per annum, which matured on July 23, 2010, and 500,000 restricted shares of the Company’s common stock, at market price (see Note 14). In May 2011, the Company made a partial payment of $10,000. Per the terms of a settlement agreement that the Company executed with the note holder in January 2012, the Company settled the note, including accrued interest, for unrestricted shares of its common stock (see Note 14).	-	70,000

(12) Promissory note executed in May 2010 for $50,000, bearing interest at 10% per annum, maturing on May 21, 2013, and 200,000 restricted shares of the Company’s common stock, at market price. The April 2009 agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company also applies to this note. For the years ended December 31, 2012 and 2011, no sales proceeds were applied to the note balance (see Notes 13 and 14).	50,000	50,000

(13) Promissory notes executed in July 2011 bearing interest at 10% per annum, maturing on December 31, 2011. The Company issued 1,000,000 warrants with an exercise price of $0.50 per share and an expiration date of July 15, 2014. The fair value of the warrants issued was $26,200, all of which was expensed in 2011 as interest expense. The Company is pursuing extensions.	87,500	87,500

(14) Promissory note executed in August 2011 bearing interest at 10% per annum, maturing on December 31, 2011. The Company is pursuing an extension.	50,000	50,000

	2,362,138	2,456,764

Long-term portion	(-)	(50,000)

	2,362,138	2,406,764

Discount on convertible notes payable	(1,448)	(14,915)

Current maturities, net of discount	$2,360,690	$2,391,849

At December 31, 2012 and 2011, accrued interest due for the notes was $1,107,639 and $868,877, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for notes payable for the year ended December 31, 2012 and 2011 was $238,761 and $246,578, respectively.

Note 9 - Notes Payable – Related Parties

Notes payable - related party consisted of the following:

	December 31, 2012	December 31, 2011

(1) Promissory notes executed with the CEO bearing interest at an amended rate of 8% per annum which matured on April 30, 2011. In January 2013, the notes were extended to December 31, 2013.	$504,000	$504,000

(2) Promissory note executed with the CEO bearing interest at 9% per annum which matured on April 30, 2011. The Company issued 20,000 warrants with an exercise price of $1.30 per share and an expiration date of May 25, 2011. The fair value of the warrants issued was $24,300. In January 2013, the note was extended to December 31, 2013.	100,000	100,000

(3) Promissory note with the CEO bearing interest at 8% per annum which matured on April 30, 2011. The Company issued 8,800 warrants with an exercise price of $0.50 per share and an expiration date of February 21, 2012. The fair value of the warrants issued was $3,758. In January 2013, the note was extended to December 31, 2013.	22,000	22,000

(4) Two 10% promissory notes, with the CEO, of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares, which matured on April 30, 2011. In January 2013, the note was extended to December 31, 2013.	50,000	50,000

(5) Promissory notes with the CEO, non-interest bearing, which matured on April 30, 2011. Partial payments of $6,580 were made against the notes in August and September 2010 and $2,700 in February 2011. In January 2013, the notes were extended to December 31, 2013.	31,420	31,420

(6) In October 2010, the Company assigned the proceeds of six open receivables invoices, totaling $20,761, to its CEO. The assignment was non-interest bearing and fee free with a due date of November 20, 2010. Partial repayments were made in October 2010 for $4,218 and November 2010 for $4,125. In January 2013, the note was extended to December 31, 2013 (see Note 13).	12,418	12,418

(7) Promissory note executed in March 2011 with the CEO, non-interest bearing, which matured on April 1, 2011. In January 2013, the note was extended to December 31, 2013.	2,800	2,800

	$722,638	$722,638

At December 31, 2012 and 2011, accrued interest due for the notes – related parties was $380,413 and $324,179, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for notes payable - related parties for the year ended December 31, 2012 and 2011 was $56,234 and $56,100, respectively.

Note 10 - Convertible Secured Notes Payable

Convertible secured notes payable consisted of the following:

	December 31, 2012	December 31, 2011

DART Limited (custodian for Citco Global and as assigned from YA Global/Highgate)	$542,588	$542,588

Current maturities, net of discount	$542,588	$542,588

At December 31, 2012, the Company's outstanding convertible secured notes payable are secured through the note holder's claim on the Company's intellectual property.

The DART secured convertible debentures are matured. The Company has been in contact with the note holder who has indicated that it has no present intention of exercising its right to convert the debentures into restricted shares of the Company's common stock.

Conversions to Common Stock

For the years ended December 31, 2012 and 2011, DART and Citco Global had no conversions.

Note 11 – Derivative Financial Instruments

As of December 31, 2012, the Company’s derivative financial instruments are embedded derivatives associated with the Company’s secured and unsecured convertible notes. The Company’s secured convertible debentures issued to YA Global and Highgate in 2005, further assigned to Citco Global (“Citco Global Notes”), and unsecured convertible debentures issued to three unrelated investor firms on December 5, 2011, January 3, 2012, January 31, 2012 and March 2, 2012 (“ICG Notes”), April 11, 2012, May 4, 2012, July 25, 2012, November 1, 2012 and December 21, 2012 ("Asher Notes") and November 30, 2012 ("Auctus Note"), are hybrid instruments, which individually warrant separate accounting as a derivative instrument. In July 2012, the Company was notified by Citco Global that the custodian for the Citco Global Notes is D.A.R.T. Limited (“DART”). The Citco Global Notes are hereinafter referred to as the “DART Notes” (see Note 12). The embedded derivative feature has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability", which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the notes, or 12 months. The embedded derivative feature includes the conversion feature within the notes and an early redemption option.  The compound embedded derivatives within the convertible notes have been recorded at fair value at the date of issuance; and are marked-to-market each reporting period with changes in fair value recorded to the Company’s statement of operations as Change in fair value of derivative liabilities.

Valuation of Derivative Financial Instruments

(1)

Valuation Methodology

The Company has utilized a third party valuation consultant to assist the Company to fair value the compound embedded derivatives using a multinomial lattice models that values the derivative liabilities within the convertible notes based on a probability weighted discount cash flow model.

(2)

Valuation Assumptions - Change in Fair Value of Derivative Liability Related to DART Notes

The following assumptions were used for the valuation of the derivative liability related to the Notes at December 31, 2012:

•

The principal balance of the DART Notes of $532,395;

•

The stock price of $0.0025 based on market data;

•

An event of default would occur 1% of the time, increasing 0.10% per month to a maximum of 10%;

•

Alternative financing would be initially available to redeem the note 10% of the time and increase monthly by 0.1% to a maximum of 20%:

•

The monthly trading volume would average $123,841 over a year and would increase at 1% per period;

•

The projected volatility curve for each valuation period was based on the Company’s historical volatility:

•

The Holder would automatically convert the notes at a stock price of $0.13 (the higher of: 2 times the conversion price or 1.5 times the stock price) if the registration was effective and the company was not in default.

As of December 31, 2012, the estimated fair value of derivative liabilities on secured convertible notes of DART was $84,403.

(3)

Valuation Assumptions - Change in Fair Value of Derivative Liabilities Related to ICG, Asher and Auctus Notes

The following assumptions were used for the valuation of the derivative liability related to the ICG and Asher Notes at December 31, 2012:

•

The face amount of the notes of $366,300 with an initial conversion price for ICG of 60% of the lowest bid from the 10 previous trading days and, for Asher and Auctus, 58% of the average of 5 low bids in the 10 previous trading day’s right before the conversion;

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

As of December 31, 2012, the estimated fair value of derivative liabilities on the unsecured convertible notes from ICG, Asher and Auctus was $291,231.

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in the fair value of the derivative financial instruments and the changes in the fair value of the derivative financial instruments, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liability)	Total

Balance, December 31, 2010	$(424,671)	$(424,671)

Purchases, issuances and settlements	(73,679)	(73,679)

Transfers in and/or out of Level 3	-	-

Total gains or losses (realized/unrealized) included in:

Net income (loss)	163,745	163,745

Other comprehensive income (loss)	-	-

Balance, December 31, 2011	$(334,605)	$(334,605)

Purchases, issuances and settlements	(335,336)	(335,336)

Transfers in and/or out of Level 3	-	-

Total gains or losses (realized/unrealized) included in:

Net income (loss)	294,307	294,307

Other comprehensive income (loss)	-	-

Balance, December 31, 2012	$(375,634)	$(375,634)

Note 12 - Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2012	December 31, 2011

Accrued interest	$2,208,223	$1,834,806

Accrued salaries and payroll taxes (i)	1,727,780	1,701,234

Accrued expenses - other	6,059	6,059

	$3,942,062	$3,542,099

(i) Including approximately $1,300,000 due three (3) of the Company’s current officer/stockholders and one (1) of the Company’s former officer/stockholders.

Note 13 - Commitments and Contingencies

Payroll Taxes

At December 31, 2012, the Company recorded $53,901 of payroll taxes, of which approximately $45,000 were delinquent from the year ended December 31, 2003. The Company had also recorded $32,462 of related estimated penalties and interest on the delinquent payroll taxes. In December 2012, the Company determined to re-examine the nature and amounts of this accrued liability.

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

Lease Agreements

The Company operates from a leased office in New Jersey. Per the terms of the lease agreement with the landlord, the Company pays a monthly base rent of $3,807 commencing on July 1, 2009 through the lease termination date of January 31, 2016. The landlord holds the sum of $8,684 as the Company’s security deposit.

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

In April 2011, the Company entered into a marketing advisory and financial agreement with a marketing firm whereby the consultant serves as a marketing and financial advisor to the Company. The agreement terminated on April 1, 2012. For acting in this role, the consultant received 5,000,000 shares of the Company’s common stock in April 2011. The consultant also received warrants to purchase 6,500,000 shares of the Company’s common stock in April 2011. The warrants are exercisable at $0.06 per share for 2,000,000 shares, $0.11 per share for 2,000,000 shares, $0.16 per share for 1,500,000 shares and $0.26 per share for 1,000,000 shares. The warrants were only exercisable if certain contractual thresholds were met as of June 1, 2012. In September 2012, the Company terminated the warrants per the terms of the agreement (see Note 14).

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

In November 2011, the Company entered into a consulting agreement with a firm whereby the consultant will receive a success fee, in the form of restricted shares of the Company’s common stock, of 6% of all monies invested in the Company as a result of a term sheet the Company executed with an investor firm in November 2011 (see Notes 13 below and 14).

In December 2011, the Company executed an exclusive agreement with an agent to represent the Company in enforcing its “Out-of-Band” patent No. 7,870,599. The agent will receive a commission of 50% of the net proceeds resulting from their services. As of December 31, 2012, no commissions were paid to the agent relating to the agreement. The Company terminated that exclusive agreement in September 2012. In February 2013 the Company executed a retainer agreement with its patent attorneys to aggressively enforce its patent rights as “Out-of-Band Authentication” is becoming the standard for authenticating consumers in the financial market (see Note 2).

In January 2012, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining clients and investors. The consultant will receive a fee of $5,000 per month and warrants to purchase 150,000 shares of the Company’s common stock, exercisable at $0.03 per share. The consultant also received warrants to purchase 150,000 shares of the Company’s common stock, exercisable at $0.03 per share, upon execution of the agreement. The warrants have a three year term. The term of the agreement was one month. The agreement was amended and extended for February, March, April, July, August and September 2012. The February 2012 amendment reduced the exercise price of the warrants to $0.02 per share. In July 2012, the agreement was amended for an additional one month extension and the monthly fee was increased to $5,500 and the issuance of warrants to purchase 165,000 shares of the Company’s common stock, exercisable at $0.02 per share, with a three year term. For the year ended December 31, 2012, the consultant received $45,500 in fees and warrants to purchase 1,065,000 shares of the Company's common stock at $0.02 per share for 765,000 warrants and $0.03 per share for 300,000 warrants. All of the warrants have a three year term. In October 2012, the consultant received bonus warrants to purchase 1,000,000 shares of Company's common stock, at $0.015 per share, with a three year term (see Note 14).

In January 2012, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining investors. The consultant will receive a commission of 5% of all financing raised as a result of the consultant’s efforts. The consultant will also receive, as a commission, 10% of all financing raised as a result of the consultant’s efforts in the form of warrants to purchase shares of the Company’s common stock, exercisable at $0.02 per share. The warrants have a three year term (see Note 14). The term of the agreement is two years. As of December 31, 2012, no financing was raised relating to the agreement.

In February 2012, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining clients. The consultant will receive a commission of 50% of all contracted revenues and 50% of the first renewal of all contracted revenues, for new clients, and 25% of all contracted revenues for existing clients, recorded as a result of the consultant’s efforts. In March 2012, the agreement was amended to increase the 25% commission rate to 35%. The parties may elect to remit commissions in the form of restricted shares of the Company’s common stock, with a maximum amount of shares issued in one year not to exceed 5,000,000 shares. The agreement also includes performance incentives whereby the consultant will receive bonus restricted shares of the Company’s common stock at the end of the agreement term as follows: one million shares if contracted revenues exceed $1,000,000, two million shares if contracted revenues exceed $2,000,000, three million shares if contracted revenues exceed $3,000,000 and four million shares if contracted revenues exceed $4,000,000. At the end of the first year of the agreement, the consultant will also have the option to purchase restricted shares of the Company’s common stock directly from the Company at a 25% discount of the then current market price on the last day of the contract, up to a maximum of 5,000,000 shares. The term of the agreement is one year with automatic renewals. In July 2012, the parties extended the term of the agreement to October 31, 2013. As of December 31, 2012, no revenues were recorded relating to the agreement.

In April 2012, the Company entered into a consulting agreement with a firm whereby the consultant will provide public relations services to the Company. The consultant will receive a fee of $7,000 per month and $500 per month in the form of restricted shares of the Company's common stock valued on the closing market price of the first day of each month that the agreement is in effect. The agreement term is May 1, 2012 to October 31, 2012 and may be renewed upon mutual agreement. In October 2012, the agreement was extended to April 30, 2013 (see Note 14).

Term Sheet

In November 2011, the Company executed a term sheet with an investor firm whereby the firm would invest in the Company up to $450,000, in tranches of $75,000 per month for six months, in the form of convertible promissory notes, bearing interest at 4% per year, with maturity dates of 12 months from the date issuance (see Notes 6 and 14). A broker fee of 12% was be deducted from each tranche and the notes will include a 15% prepayment penalty. The investor firm may process conversions after six months from the date of each closing. Conversions will include a 40% discount to the lower of (i) the average closing bid price of the Company’s common stock for the previous ten days of a conversion notice or (ii) the closing bid price on the date of the conversion notice. In December 2011, the Company received the first tranche of $66,000, net of the $9,000 broker fee, and executed a convertible promissory note and securities purchase agreement per the terms of the term sheet (see Note 6).  Additional closings, for the same amounts, were held in January (two closings) and March (one closing) 2012. The debentures contain an embedded derivative feature (see Note 11). In March 2012, the investor firm notified the Company that it has elected to terminate the term sheet and no further closings will occur.

In March 2012, the Company executed a term sheet with an investor firm whereby the firm would invest in the Company $53,000 in the form of a convertible promissory note, bearing interest at 8% per year, with a maturity date 9 months from the date issuance. A closing fee of $3,000 would be deducted from the tranche and the note would include a tiered prepayment penalty. The investor firm may process conversions after six months from the date of the closing. Conversions would include a 42% discount to the average closing bid price of the Company’s common stock for the previous ten days of a conversion notice, using the average of the three lowest trading prices. In April 2012, the Company received the tranche of $50,000, net of the $3,000 closing fee, and executed a convertible promissory note and securities purchase agreement per the terms of the term sheet. In May 2012, the investor firm invested an additional $32,500 in the Company governed by the terms of the term sheet and in the form of a convertible promissory note for $32,500. The Company received the second tranche of $30,000, net of a $2,500 closing fee, in May 2012. In July 2012, the investor firm invested an additional $42,500 in the Company governed by the terms of a July 2012 term sheet and in the form of a convertible promissory note for $42,500. The Company received the third tranche of $40,000, net of a $2,500 closing fee, in July 2012 (see Note 6). In November 2012, the Company executed a new term sheet with the investor firm and received $30,000, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the terms of the term sheet. In December 2012, the Company executed a new term sheet with the investor firm and received $40,000, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the terms of the term sheet. The Company recorded all of the closing fees of $13,000 as deferred financing costs. The debentures contain an embedded derivative feature (see Note 11). For the year ended December 31, 2012, the Company expensed $6,984 of financing expenses related to the deferred financing costs.

In November 2012, the Company executed a term sheet with an investor firm whereby the firm would invest in the Company $27,750 in the form of a convertible promissory note, bearing interest at 8% per year, with a maturity date 9 months from the date issuance. A legal fee of $2,750 would be deducted from the tranche and the note would include a tiered prepayment penalty. Conversions would include a 40% discount to the average closing bid price of the Company’s common stock for the previous ten days of a conversion notice, using the average of the two lowest trading prices. In December 2012, the Company received the tranche of $25,000, net of the $2,750 legal fee, and executed a convertible promissory note and securities purchase agreement per the terms of the term sheet (see Note 6). The debenture contains an embedded derivative feature (see Note 11).

Drawdown Equity Financing Agreement

On April 13, 2012, the Company entered into a Drawdown Equity Financing Agreement, together with a Registration Rights Agreement, with Auctus Private Equity Fund, LLC ("Auctus"), the selling stockholder. In October 2012, the Company elected to withdraw its Form S-1/A registration statement and terminate the Drawdown Equity Financing Agreement with Auctus.

Transfer of Debt

In September 2011, the Company formalized a debt settlement agreement with a consultant whereby the Company transferred $1,000,000 of debentures and aged debt to the consultant. The Company satisfied the debt sold to the consultant by issuing shares of the Company’s common stock to the consultant at a price of $0.005 per share for the first $100,000, $0.01 per share for the next $100,000, $0.015 per share for the third $100,000 and $0.01 per share for the remainder of the $1,000,000 of aged debt. In July 2011, the Company satisfied promissory notes of $50,000, plus accrued interest, in August 2011, the Company satisfied promissory notes of $32,500, plus accrued interest and in October 2011, the Company satisfied a related party convertible note of $10,000, plus accrued interest (see Notes 6 and 8). In consideration of the debt transferred, the consultant received 6,500,000 shares, 4,112,500 shares and 3,133,746 shares of the Company’s unrestricted common stock in July, September and October 2011, respectively (see Note 14).

The Company also made available to the note holders the opportunity to offer financing to the Company through the sale of a total of 35,000,000 two year commitment warrants exercisable into shares of the Company's common stock at $0.02 per share for 15,000,000 warrants, $0.03 per share for 10,000,000 warrants and $0.04 per share for 10,000,000 warrants. For the year ended December 31, 2011, the Company sold warrants for cash in the amount of $43,000 in September 2011 and $20,000 in October 2011 (see Note 14). The consultant had also agreed to purchase $100,000 of additional restricted shares of the Company’s common stock commencing in October 2011, at $20,000 per tranche. The Company plans to use the proceeds of the sale of the stock solely to reduce accrued payroll and related payroll taxes. As of December 31, 2012, no additional shares have been purchased.

Settlement Agreements

In April 2009, the Company executed a settlement agreement with its former President whereby the Company agreed to make monthly payments of $7,500, beginning in June 2009, in order to repay promissory notes, accrued interest, deferred payroll and expenses in the amount of $139,575 owed to its former President. The Company paid an initial installment payment of $12,500 to its former President in April 2009. The company paid an installment payment of $7,500 to its former President in September 2009. In September 2009, the Company executed an amendment to the settlement agreement whereby the payment terms and amount were revised. Effective September 2009, the Company was to make a $2,500 payment to its former President per Company payroll period. In the event the Company does not process a full payroll, the Company is to pay a proportionate percentage of the payment owed equal to the percentage of the total Company net payroll amount paid. For the years ended December 31, 2011 and 2010, the Company paid $10,000 and $28,600, respectively, to its former President per the terms of the agreement and amendment. All of the 2010 payments and $3,900 in payments made in the year ended December 31, 2011, made in accordance with the agreement and subsequent amendment, were applied to the February 2008 promissory note balance owed to the Company’s former President. As of March 31, 2011, the note balance was paid in full. Payments made in the year ended December 31, 2011, made in accordance with the agreement and subsequent amendment, totaling $24,273 were applied to the open payables balance and $24,327 were applied to accrued interest owed to the Company’s former President. In January 2012, the Company and its former President agreed to settle the remaining balance due of $20,975 in exchange for the issuance of 1,498,214 restricted shares of the Company’s common stock, valued at $0.014 per share (see Note 14).

In August 2011, the Company executed a debt settlement agreement with a trade vendor whereby the Company has agreed to issue restricted shares of its common stock to the vendor, at market price, as settlement of the balance owed to the vendor of $54,000. The Company issued 900,000 shares of common stock, valued at $0.03 per share, in September 2011 for settlement of $27,000 of the balance owed. The remaining balance was settled by the issuance of shares in March 2012 (see Note 14).

Loan Repayment Agreement

In April 2009, the Company signed an agreement whereby two promissory notes executed with a distributor of its products were to be repaid from the proceeds of sales of the Company’s products sold by the distributor for the Company. In September 2009, the Company executed an additional promissory note with the distributor that is included in the loan repayment agreement. In May 2010, the Company executed an additional promissory note with the distributor that is included in the loan repayment agreement. For the years ended December 31, 2012 and 2011, sales proceeds of $12,426 and $23,715, respectively, were applied to the balance of the notes (see Notes 8 and 13). In September 2012, the Company and the distributor executed an amendment to the March and April 2009 promissory notes whereby the Company would remit the accrued interest due on the notes, in the amount of $10,388, to the distributor by November 1, 2012. The payment was made in October 2012.

Forbearance Agreement

In December 2012, the Company executed a forbearance agreement with a note holder whereby the Company agreed to pay down an October 2009 promissory note in the amount of $18,750 plus accrued interest of $5,650, for a total amount of $24,400. The Company made the initial payment of $12,200 to the note holder in December 2012. The remaining payments of $6,100 each were made in January and February 2013 (see Note 8).

Assignment

In October 2010, the Company assigned the proceeds of six of the Company’s open receivables invoices, in the total amount of $20,761, to its CEO. The assignment was non-interest bearing and fee free with a due date for repayment of November 20, 2010. Partial repayments of the assignment were made in October 2010 for $4,218 and November 2010 for $4,125. The due date of the assignment has been extended to December 31, 2013 (see Note 9).

Due to Factor

In March 2007, the Company entered into a sale and subordination agreement with a factoring firm whereby the Company sold its rights to two invoices, from February 2007 and March 2007, totaling $470,200 to the factor.  Upon signing the agreement and providing the required disclosures, the factor remitted 65%, or $144,440, of the February 2007 invoice and a certain percentage of $53,010 of the March 2007 invoice to the Company.  The Company paid a $500 credit review fee to the factor relating to the agreement.  Per the terms of the agreement, once the Company’s client remits the invoice amount to the factor, the factor deducts a discount fee from the remaining balance of the factored invoices and forwards the net proceeds to the Company.  The discount fee is computed as a percentage of the face amount of the invoice as follows: 2.25% fee for invoices paid within 30 days of the down payment date with an additional 1.125% for each 15 day period thereafter. In September 2007, the February 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In December 2007, the March 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In February 2008, the Company and the factor agreed to a total settlement amount of $75,000, which was scheduled to be paid by the Company to the factor in September 2008 unless both parties mutually agreed to extend the due date. In September 2008, the Company and the factor reached a verbal agreement to extend the due date to December 31, 2008. The Company is pursuing a further extension. As of December 31, 2012, the balance due to the factor by the Company was $209,192 including interest.

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

The Series B Preferred Stock shall have preferential liquidation rights in the event of any liquidation, dissolution or winding up of the Company, such liquidation rights to be paid from the assets of the Company not delegated to parties with greater priority at $1.00 per share or, in the event an aggregate subscription by a single subscriber of the Series B Preferred Stock is greater than $100,000,000, $0.997 per share. The Series B Preferred Stock shall be convertible to a number of shares of common stock equal to the price of the Series B Preferred Stock divided by the par value of the Series B Preferred Stock. The option to convert the shares of Series B Preferred Stock may not be exercised until three months following the issuance of the Series B Preferred Stock to the recipient shareholder. The Series B Preferred Stock shall have ten votes on matters presented to the shareholders of the Company for one share of Series B Preferred Stock held. The initial price of the Series B Preferred Stock shall be $2.50, (subject to adjustment by the Company’s Board of Directors) until such time, if ever, the Series B Preferred Stock are listed on a secondary and/or public exchange.  As of December 31, 2012, no shares of Series B Preferred Stock have been issued.

Issuance of Series A Preferred Stock

In February 2011, the Company issued three shares of non-convertible Series A preferred stock valued at $329,000 per share, or $987,000 in aggregate, for voting purposes only, to the three members of the management team at one share each. The issued and outstanding shares of the Series A preferred stock have voting rights equal to eighty percent of the total issued and outstanding shares of the Company's common stock. This effectively provided them, upon retention of their Series A Preferred Stock, voting control on matters presented to the shareholders of the Company. They have each irrevocably waived their conversion rights relating to the Series A preferred shares issued. The Company expensed $987,000 in stock based compensation expense related to the issuance of the shares in 2011.

Common Stock

In February 2011, an  increase of the authorized shares of the Company’s common stock from one hundred million (100,000,000) to five hundred million (500,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to the Company’s Certificate of Incorporation with the Wyoming Secretary of State.

In December 2012, an  increase of the authorized shares of the Company’s common stock from five hundred million (500,000,000) to seven hundred fifty million (750,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to the Company’s Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in February 2013.

Issuance of Common Stock for Services

In December 2009, the Company entered into a retainer agreement with an attorney, whereas the attorney acts as house counsel for the Company with respect to all general corporate matters.  The agreement is at will and required a payment of 100,000 shares of common stock, valued at $0.05 per share, due upon execution. Commencing on January 1, 2010, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market. For the years ended December 31, 2012 and 2011, the Company issued 22,500 shares of restricted common stock, valued at $230, and 30,000 shares of restricted common stock, valued at $835, respectively, all of which have been expensed as legal fees, related to the agreement. In December 2012, the Company recorded $19 in legal fees related to the agreement, as common stock to be issued. The 7,500 shares of restricted common stock were issued in February 2013.

In February 2011, the Company entered into a consultant agreement with an investor services firm whereby the consultant served as an investment consultant to the Company. The term of the agreement was three months. For acting in this role, the consultant received 334,000 shares of the Company’s common stock, valued at $20,040, in February 2011, 333,000 shares of the Company’s common stock, valued at $8,325, in March 2011 and 333,000 shares of the Company’s common stock, valued at $8,991, in April 2011, all of which was expensed as consulting fees. The Company terminated the agreement in May 2011.

In April 2011, the Company entered into a marketing advisory and financial agreement with a marketing firm whereby the consultant serves as a marketing and financial advisor to the Company. The agreement terminated on April 1, 2012. For acting in this role, the consultant received 5,000,000 shares of the Company’s common stock, valued at $130,000, in April 2011, which was expensed as consulting fees. The consultant also received warrants to purchase 6,500,000 shares of the Company’s common stock in April 2011. The warrants were exercisable at $0.06 per share for 2,000,000 shares, $0.11 per share for 2,000,000 shares, $0.16 per share for 1,500,000 shares and $0.26 per share for 1,000,000 shares. The warrants were only exercisable if certain contractual thresholds are met as of June 1, 2012. The Company terminated the warrants in June 2012 because the thresholds were not met by the firm.

In July 2011, the Company entered into a consulting agreement with an investor services firm whereby the consultant served as an investment consultant to the Company. The term of the agreement was one year. For acting in this role, the consultant received 1,250,000 shares of the Company’s common stock, valued at $35,000 which was expensed as consulting fees.

In November 2011, the Company entered into a consulting agreement with a firm whereby the consultant will receive a success fee, in the form of restricted shares of the Company’s common stock, of 6% of all monies invested in the Company as a result of a term sheet the Company executed with an investor firm in November 2011 (see Note 13). In December 2011, the consultant received 343,511 shares of the Company’s common stock, valued at $4,500 and all of which has been expensed as consulting fees, as a result of the first investor tranche of $75,000. In December 2011, the consultant received 343,511 shares of the Company’s common stock, valued at $4,500, as a result of the first investor tranche of $75,000. In January 2012, the consultant received 264,705 shares of the Company’s common stock, valued at $4,500, as a result of the second investor tranche of $75,000. In February 2012, the consultant received 276,073 shares of the Company’s common stock, valued at $4,500, as a result of the third investor tranche of $75,000. In March 2012, the consultant received 321,428 shares of the Company’s common stock, valued at $4,500, as a result of the fourth investor tranche of $75,000 (see Note 13). The value of all of the shares issued has been expensed as consulting fees.

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

In May 2012, the Company entered into a consulting agreement with a firm whereby the consultant will provide public relations services to the Company. The consultant will receive a fee of $7,000 per month and $500 per month in the form of restricted shares of the Company's common stock valued on the closing market price of the first day of each month that the agreement is in effect. In May 2012, the consultant received 33,334 shares of the Company’s common stock, valued at $500. In June 2012, the consultant received 55,555 shares of the Company’s common stock, valued at $500. In July 2012, the consultant received 62,500 shares of the Company’s common stock, valued at $500. In August 2012, the consultant received 58,140 shares of the Company’s common stock, valued at $500. In September 2012, the consultant received 52,632 shares of the Company’s common stock, valued at $500. In October 2012, the consultant received 52,632 shares of the Company’s common stock, valued at $500. In December 2012, the consultant received 86,207 shares of the Company’s common stock, valued at $500.  The value of all of the shares issued has been expensed as consulting fees (see Note 13).

In November 2012, the Company issued a total of 350,000 restricted shares of its common stock to the five members of its advisory board for serving in that capacity. The shares were valued at $2,275, all of which has been expensed as consulting fees.

Issuance of Common Stock for Financing

In January 2009, the Company executed a promissory note for $225,000, bearing interest at 10% per annum, maturing on January 23, 2012. Per the terms of the promissory note, the note holder of a $100,000 convertible note, executed in July 2008, rolled the convertible note balance and accrued interest owed into a purchase of nine units with each unit consisting of a 10% promissory note of $25,000 for a total of $225,000 and 82,000 shares of the Company’s common stock, valued at $0.06, for a total of 738,000 shares of common stock. An additional loan to the Company, in January 2009, of $100,000 by the note holder was included as part of the purchase of the nine units (see Note 8). The shares were issued in February 2009. For the years ended December 31, 2012 and 2011, the Company expensed $0 and $22,140, respectively, of financing expenses related to the shares.

In March 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on March 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The shares were issued in April 2009. For the years ended December 31, 2012 and 2011, the Company expensed $417 and $1,667, respectively, of financing expenses related to the shares (see Notes 8 and 13).

In April 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on April 10, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. For the years ended December 31, 2012 and 2011, the Company expensed $417 and $1,667, respectively, of financing expenses related to the shares (see Notes 8 and 13).

In May 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on May 27, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The shares were issued in June 2009. For the years ended December 31, 2012 and 2011, the Company expensed $417 and $1,000, respectively, of financing expenses related to the shares (see Note 8).

In June 2009, the Company executed a promissory note for $25,000, bearing interest at 10% per annum, maturing on June 8, 2012. Per the terms of the promissory note, the note holder purchased one unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in June 2009. For the years ended December 31, 2012 and 2011, the Company expensed $208 and $500, respectively, of financing expenses related to the shares (see Note 8).

In June 2009, the Company executed a promissory note for $75,000, bearing interest at 10% per annum, maturing on June 12, 2012. Per the terms of the promissory note, the note holder purchased three units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 150,000 shares of common stock. The shares were issued in August 2009. For the years ended December 31, 2012 and 2011, the Company expensed $1,167 and $2,000, respectively, of financing expenses related to the shares (see Note 8).

In July 2009, the Company executed a promissory note for $35,000, bearing interest at 10% per annum, maturing on July 14, 2012. Per the terms of the promissory note, the note holder purchased 1.4 units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 70,000 shares of common stock. The shares were issued in August 2009. For the years ended December 31, 2012 and 2011, the Company expensed $544 and $933, respectively, of financing expenses related to the shares (see Note 8).

In August 2009, the Company executed a promissory note for $25,000, bearing interest at 10% per annum, maturing on August 18, 2012. Per the terms of the promissory note, the note holder purchased one unit consisting of a 10% promissory note of $25,000 and 75,000 restricted shares of the Company’s common stock, at market price. The shares were issued in August 2009. For the years ended December 31, 2012 and 2011, the Company expensed $583 and $1,000, respectively, of financing expenses related to the shares (see Note 8).

In September 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on September 2, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. For the years ended December 31, 2012 and 2011, the Company expensed $1,222 and $1,833, respectively, of financing expenses related to the shares (see Notes 8 and 13).

In October 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on October 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 82,000 restricted shares of the Company’s common stock, valued at $0.10 per share, for a total of 164,000 shares of common stock. The shares were issued in November 2009. For the years ended December 31, 2012 and 2011, the Company expensed $0 and $5,467, respectively, of financing expenses related to the shares (see Note 8).

In October 2009, the Company executed a promissory note for $18,750, bearing interest at 10% per annum, maturing on October 27, 2012. Per the terms of the promissory note, the note holder purchased three/fourths of one unit with each unit consisting of a 10% promissory note of $25,000 and 133,333 restricted shares of the Company’s common stock, valued at $0.10 per share, for a total of 100,000 shares of common stock. For the years ended December 31, 2012 and 2011, the Company expensed $0 and $3,333, respectively, of financing expenses related to the shares (see Note 8).

In December 2009, the Company executed a promissory note for $7,500, bearing interest at 10% per annum, maturing on December 4, 2012. As consideration for executing the note, the Company issued 150,000 shares of restricted common stock, valued at $0.10 per share, to the note holder. For the years ended December 31, 2012 and 2011, the Company expensed $1,250 and $5,000, respectively, of financing expenses related to the shares (see Note 8).

In March 2010, the Company executed a promissory note for $50,000 with its CEO, bearing interest at 10% per annum, maturing on April 30, 2010. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, valued at $0.025 per share and expensed in 2010, for a total of 100,000 shares of common stock. In January 2013, the note was extended to December 31, 2013 (see Note 9).

In April 2010, the Company executed a promissory note for $80,000, bearing interest at 10% per annum, maturing on July 23, 2010. As consideration for executing the note, the Company issued 500,000 shares of restricted common stock, valued at $0.021 per share and expenses in 2010, to the note holder. On May 2, 2011, the Company repaid $10,000 of the note balance to the note holder. Per the terms of a settlement agreement that the Company executed with the note holder in January 2012, the Company issued 5,058,060 restricted shares of its common stock, valued at $0.0165 per share to the note holder as settlement of the remaining note balance of $70,000 plus accrued interest (see Notes 8 and 14 below).

In May 2010, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on May 21, 2013. As consideration for executing the note, the Company issued 200,000 shares of restricted common stock, valued at $0.009 per share, to the note holder. For the years ended December 31, 2012 and 2011, the Company expensed $600 and $600, respectively, of financing expenses related to the shares (see Notes 8 and 13).

In May 2012, the Company issued 562,500 restricted shares of its common stock, valued at $9,000, to an investor firm as consideration for entering into and structuring an Equity Facility Agreement. The shares were included in the Form S-1 the Company with the SEC in June 2012. The value of the shares has been expensed as financing expense (see Note 13).

Issuance of Common Stock for Settlement of Accounts Payable

In August 2011, the Company issued 900,000 shares of its common stock, valued at $0.03 per share, to a vendor for settlement of accounts payable. In March 2012, the remaining accounts payable balance was settled and the Company issued 1,800,000 shares of its common stock, valued at $0.015 per share, to the vendor (see Note 13).

Issuance of Common Stock for the Sale and Settlement of Debt

Per the terms of a debt purchase agreement that the Company formalized with a consultant in September 2011, the Company issued 6,500,000 unrestricted shares of its common stock, valued at $0.005 per share, in July 2011, 4,112,500 unrestricted shares of its common stock, valued at $0.005 per share, in September 2011, and 3,133,746 unrestricted shares of its common stock, valued at $0.005 per share, in October 2011 to the consultant for the sale and retirement of certain promissory notes and convertible related party promissory notes (see Notes 6, 8 and 13).

Per the terms of a settlement agreement that the Company executed with the estate of a deceased note holder in November 2011, the Company issued 1,344,086 restricted shares of its common stock, valued at $0.0186 per share, in December 2011, to two beneficiaries of the estate for the settlement of a promissory note (see Notes 8 and 13).

Per the terms of a settlement agreement that the Company executed with its former President in January 2012, the Company issued 1,498,214 restricted shares of its common stock, valued at $0.014 per share to its former President for settlement of accrued interest owed (see Note 13).

Per the terms of a settlement agreement that the Company executed with a note holder in January 2012, the Company issued 5,058,060 restricted shares of its common stock, valued at $0.0165 per share to the note holder for settlement of a promissory note and accrued interest  (see Notes 8 and 14 above).

Conversions to Common Stock

For the year ended December 31, 2012, ICG converted the note dated December 5, 2011, for $75,000, and $2,417 in accrued interest, into 29,340,359 unrestricted shares of the Company’s common stock. The conversions were processed on June 15, 2012 for $15,000 into 2,668,089 shares at a conversion price of $0.005622 per share, on August 15, 2012 for $25,000 into 7,575,758 shares at a conversion price of $0.0033 per share, on November 30, 2012 for $22,080 into 10,000,000 shares at a conversion price of $0.002208 per share and on December 18, 2012 for $15,337 into 9,096,512 shares at a conversion price of $0.001686 per share.  ICG also converted $9,953 of the January 3, 2012 note into 5,903,488 unrestricted shares of the Company's common stock. The conversion was processed on December 18, 2012 at a conversion price of $0.001686 per share (see Notes 6).

For the year ended December 31, 2011, ICG had no conversions.

For the year ended December 31, 2012, Asher converted the note dated April 11, 2012, for $53,000, and $2,120 in accrued interest, into 18,279,749 unrestricted shares of the Company’s common stock. The conversions were processed on October 19, 2012 for $12,000 into 2,400,000 shares at a conversion price of $0.005 per share, on October 31, 2012 for $14,000 into 3,181,818 shares at a conversion price of $0.0044 per share, on November 14, 2012 for $12,000 into 4,137,931 shares at a conversion price of $0.0029 per share and on November 27, 2012 for $17,120 into 8,560,000 shares at a conversion price of $0.002 per share. Asher also converted $24,000 of the May 4, 2012 note into 19,230,769 unrestricted shares of the Company's common stock. The conversions were processed on December 13, 2012 for $12,000 into 9,230,769 shares at a conversion price of $0.0013 per share and on December 21, 2012 for $12,000 into 10,000,000 shares at a conversion price of $0.0012 per share (see Notes 6).

Sale of Common Shares

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

In October 2011, the Company sold subscriptions to one individual for certain units containing common stock and warrants. The units were for 1,000,000 shares of its common stock at $0.025 per share and warrants to purchase 500,000 shares of the Company’s common stock, exercisable at $0.04 per share that expire three years from the date of issuance. The shares and warrants were formally issued in March 2012. The Company recorded the value of the shares as common stock to be issued at December 31, 2011.

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

In July 2012, the Company sold to two individuals certain units which contained restricted common stock and warrants. The Company issued 14,492,393 shares of its common stock at $0.0047 per share for 10,570,824 shares and $0.0064 per share for 3,921,569 shares. The Company also issued warrants to purchase a total of 7,246,197 shares of its common stock, exercisable at $0.02 per share,that expires in July 2015.

In August 2012, the Company sold subscriptions to one individual for certain units containing restricted common stock and warrants. The Company issued 5,555,556 shares of its common stock at $0.0045 per share and warrants to purchase a total of 2,777,778 shares of its common stock, exercisable at $0.02 per share that expire in August 2015.

In September 2012, the Company sold to two individuals certain units which contained restricted common stock and warrants. The Company issued 7,953,215 shares of its common stock at $0.0056 per share for 4,444,444 shares and $0.0071 per share for 3,508,771 shares. The Company also issued warrants to purchase a total of 3,976,608 shares of its common stock, exercisable at $0.02 per share that expires in September 2015.

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

Issuance of Warrants for Financing and Acquiring Services

In connection with consulting agreements, the Company issued warrants for 14,990,950 shares to consultants, all of which were deemed earned upon issuance, as of December 31, 2012 (see Note 13). The fair value of these warrants granted, estimated on the date of grant using the Black-Scholes option-pricing model, was $1,003,878, which has been recorded as consulting expenses.

The table below summarizes the Company’s non-derivative warrant activities through December 31, 2012:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2010	122,968,467	$0.0040-10.0000	$0.0390	$1,312,645	$-

Granted	118,000,000	0.0200-0.5000	0.0620	1,430,013	-
Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	-	-	-	-	-
Balance, December 31, 2011	240,968,467	$0.0040-10.0000	$0.0500	$2,742,658	$-

Granted	30,120,505	0.0200-0.0400	0.0300	88,850	-
Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	(8,085,310)	0.0040-5.5000	0.2100	(1,305,717)	-
Balance, December 31, 2012	263,003,662	$0.0015-10.0000	$0.0490	$1,525,791	$-

Earned and exercisable, December 31, 2012	263,003,662	$0.0015-10.0000	$0.0490	$1,525,791	$-

Unvested, December 31, 2012	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$10.0000	8,050	1.71	$10.0000	8,050	1.71	$10.0000

$0.0150-0.8000	262,995,612	2.30	$0.050	262,995,612	2.30	$0.05

$5.00 - $7.50	263,003,662	2.30	$0.050	263,003,662	2.30	$0.05

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

Options awarded in April 2011

On April 21, 2011, the Company awarded options to purchase 70,000,000 shares of its common stock to the Company’s management team and employees exercisable at $0.01 per share expiring five (5) years from the date of grant vesting over an eight month period.

The Company estimated the fair value of 2011 options on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

April 20, 2011

Expected life (year)	5.00

Expected volatility	313.00%

Risk-free interest rate	2.14%

Expected annual rate of quarterly dividends	0.00%

The table below summarizes the Company’s Incentive Plan stock option activities through December 31, 2012:

	Number of Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2010	70,027,309	$0.0025-10.0000	$0.0180	$1,184,621	$-

Granted	70,000,000	0.0100	0.0100	2,030,000	-
Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	-	-	-	-	-
Balance, December 31, 2011	140,027,309	$0.0025-10.0000	$0.0140	$3,214,621	$-

Granted	-	-	-	-	-
Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	-	-	-	-	-
Balance, December 31, 2012	140,027,309	$0.0025-10.0000	$0.0140	$3,214,621	$-

Earned and exercisable, December 31, 2012	140,027,309	$0.0025-10.0000	$0.0140	$3,214,621	$-

Unvested, December 31, 2012	-	$-	$-	$-	$-

As of December 31, 2012, options to purchase an aggregate of 140,027,309 shares of common stock were outstanding under the incentive plan and 59,972,691 shares were available for future issuance.

The following table summarizes information concerning stock options as of December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$10.0000	37,500	1.65	$10.0000	37,500	1.65	$10.0000

$1.0000	105,000	3.51	$1.0000	105,000	3.51	$1.0000

$0.0025-0.3750	139,884,809	3.00	$0.0110	139,884,809	3.00	$0.0110

$0.0025-10.0000	140,027,309	3.00	$0.0140	140,027,309	3.00	$0.0140

2012 Stock Option Plan

In November 2012, the stockholders approved the 2012 Stock Option Plan (“2012 Stock Incentive Plan”) for the Company’s employees, effective January 3, 2013.  The number of shares authorized for issuance under the plan is 100,000,000.

Non-Incentive Plan Stock Option Grants

As of December 31, 2012, non-plan, non-qualified options to purchase an aggregate of 2,761,889 shares of its common stock for non-employees were outstanding. The exercise price of the options to purchase an aggregate of 2,000,000 shares its common stock (granted in December 2010) is $0.006, of the options to purchase an aggregate of 760,000 of its common stock is $3.60 and of the options to purchase an aggregate of 1,889 of its common stock is $9.00, yielding a weighted average exercise price of $1.001.

Note 16 - Income Tax Provision

Deferred Tax Assets

As of December 31, 2012, the Company had deferred tax assets of approximately $5,113,182, resulting from certain temporary differences and net operating loss (“NOL”) carry-forwards of approximately $15,038,772, which are available to offset future taxable income, if any, through 2032.  As utilization of the net operating loss carry-forwards and temporary difference is not considered more likely than not and accordingly, the deferred tax asset has been fully offset by a valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $83,883 and $452,212 for the year ended December 31, 2012 and 2011, respectively.

Components of deferred tax assets are as follows:

	December 31, 2012	December 31, 2011
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	$5,113,182	$5,029,299

Less valuation allowance	(5,113,182)	(5,029,299)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the year ended December 31, 2012	For the year ended December 31, 2011

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Tax Returns Remaining subject to IRS Audits

The Company’s operations are based in New Jersey and it is subject to federal and New Jersey state income tax. Tax years subsequent to 2007 are open to examination by United States and state tax authorities.

Note 17 - Concentration of Credit Risk

Credit Risk Arising from Financial Instruments

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of December 31, 2012, substantially all of the Company’s cash and cash equivalents were held by major financial institutions from time to time and the balance at certain accounts may exceed the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”).  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Customers and Credit Concentrations

Revenue concentrations and the accounts receivables concentrations are as follows:

	Net Sales for the Year Ended		Accounts Receivable at
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011

Customer A	58.4%	37.8%	87.6%	78.0%

Customer B	14.9%	22.3%	%	-%

Customer C	11.6%	16.3%	%	-%

	84.9%	76.4%	87.6%	78.0%

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

Convertible Notes Payable

In February 2013, the Company executed a securities purchase agreement and convertible note for $42,500, bearing interest at 8% per annum, maturing on November 14, 2013, per a term sheet executed in February 2013 with an investor firm. A closing fee of $2,500 was deducted from the tranche and the note included a tiered prepayment penalty. The investor firm may process conversions after six months from the date of the closing. Conversions will include a 42% discount to the average closing bid price of the Company’s common stock for the previous ten days of a conversion notice, using the average of the three lowest trading prices .

In February 2013, the Company executed a securities purchase agreement and convertible note for $27,750, bearing interest at 8% per annum, maturing on November 19, 2013, per a term sheet executed in February 2013 with an investor firm. Legal fees of $2,700 were deducted from the tranche and the note included a tiered prepayment penalty. The investor firm may process conversions after six months from the date of the closing. Conversions will include a 40% discount to the average closing bid price of the Company’s common stock for the previous ten days of a conversion notice, using the average of the two lowest trading prices .

Issuance of Common Shares to Parties Other Than Employees for Acquiring Goods or Services

In February 2013, the Company issued 7,500 restricted shares of common stock, valued at $19, to its in-house attorney for shares recorded as common stock to be issued in December 2012.

Conversions to Common Stock

In January 2013, Asher converted the balance of the note dated May 4, 2012, for $8,500, and $1,300 in accrued interest, into 7,000,000 unrestricted shares of the Company’s common stock. The conversion was processed on January 3, 2013 at a conversion price of $0.0014 per share.

In January 2013, Asher converted $15,000 of the note dated July 25, 2012 into 15,000,000 unrestricted shares of the Company’s common stock. The conversion was processed on January 28, 2013 at a conversion price of $0.001 per share.

In February 2013, Asher converted the balance of the note dated July 25, 2012, for $27,500, and $1,700 in accrued interest, into 30,277,512 unrestricted shares of the Company’s common stock. The conversions were processed on February 5, 2013 at a conversion price of $0.00095 per share for 12,631,579 shares, on February 11, 2013 at a conversion price of $0.00095 per share for 14,736,842 shares and on February 15, 2013 at a conversion price of $0.0011 per share for 2,909,091 shares.

In February 2013, ICG converted $11,280 of the note dated January 3, 2012 into 10,000,000 unrestricted shares of the Company’s common stock. The conversion was processed on February 7, 2013 at a conversion price of $0.001128 per share.

Issuance of Common Shares to Employees for Operating Employee Services

In January 2013, the Company awarded options to purchase an aggregate of 5,000,000 shares of the Company's common stock to its employees out of the 2012 Stock Option Plan. The three (3) officers received options to purchase an aggregate of 1,000,000 common shares each and the remaining staff received options to purchase an aggregate of 500,000 option shares each. The exercise price of the option shares is $0.0023 expiring ten (10) years from the date of issuance.

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

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”), of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2012. Based upon that evaluation, our CEO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below.

Management's Report on Internal Control Over Financial Reporting

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) as of December 31, 2012. Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base their assessment.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following four material weaknesses which have caused management to conclude that, as of December 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the year ending December 31, 2012.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS.

The following sets forth the executive officers and/or Directors of the Company, their ages, and all offices and positions with the Company.

Name	Age	Position
Mark L. Kay	64	Chief Executive Officer and Chairman of the Board of Directors
Philip E. Blocker	56	Chief Financial Officer
Ramarao Pemmaraju	52	Chief Technical Officer and Director
George Waller	55	Executive Vice President and Marketing Director

All of our directors serve until their successors are elected and qualified by our shareholders, or until their earlier death, retirement, resignation or removal. Officers are appointed by the Board of Directors and their terms of office are, except to the extent governed by the Dart/Citco Global agreement, at the direction of the Board of Directors. The following is a brief description of the business experience of our executive officers who are also the Directors and significant employees:

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

Ramarao Pemmaraju, Chief Technology Officer

Mr. Pemmaraju Joined StrikeForce in July 2002 as our Chief Technology Officer (CTO) and the inventor of the ProtectID® product. In May 1999 Mr. Pemmaraju co-founded NetLabs, which developed security software products. Mr. Pemmaraju concentrated his time on NetLabs from July 2001 through to July 2002. From June 2000 to July 2001 Mr. Pemmaraju was a systems architect and project leader for Coreon, an operations service provider in telecommunications. From October 1998 through May 2000, Mr. Pemmaraju was a systems engineer with Nexgen systems, an engineering consulting firm. Mr. Pemmaraju has over eighteen years experience in systems engineering and telecommunications. His specific expertise is in systems architecture, design and product development. Mr. Pemmaraju holds a M.S.E.E. from Rutgers University and a B.E. from Stevens Tech.

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

Board of Directors

Our By-laws provide that there must be no less than one and no more than seven directors, as determined by the Board of Directors.  Our Board of Directors currently consists of three directors.

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

During fiscal 2012, our Board of Directors met twenty four times. The Board of Directors also uses resolutions in writing to deal with certain matters and, during fiscal 2012 forty-three written resolutions were signed by a majority of the Directors.

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

StrikeForce Technologies, Inc.

1090 King George’s Post Road

Suite #603

Edison, NJ 08837

Attn: Mark L. Kay, Chairman

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of StrikeForce during the year ended December 31, 2012, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during 2012. The foregoing persons are collectively referred to in this Form 10-K as the “Named Executive Officers.” Compensation information is shown for the year ended December 31, 2012:

Name/ Principal Position	Year			Stock	Incentive Plan Option	Securities Underlying	Nonqualified Deferred Compensation	All Other
		Salary	Bonus	Awards	Awards	Options/SARs	Earnings	Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Mark L. Kay	2012	98,000	-	-	-	-	-	-	98,000
Chief Executive Officer

George Waller	2012	98,000	-	-	-	-	-	-	98,000
Executive Vice President

Ramarao Pemmaraju	2012	98,000	-	-	-	-	-	-	98,000
Chief Technical Officer

On July 31, 2010, Philip E. Blocker was appointed the Company’s Chief Financial Officer. Mr. Blocker is not an employee of the Company and received consultant fees of $1,175 in 2012 for serving as Chief Financial Officer. Mr. Blocker received no option awards in 2012.

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

Name/ Principal Position	Year			Stock		Incentive Plan Option		Securities Underlying	Nonqualified Deferred Compensation		All Other
		Salary	Bonus	Awards		Awards		Options/SARs	Earnings		Compensation	Total
		($)	($)	($)		($)		($)	($)		($)	($)
Mark L. Kay	2011	88,466	—	329,000	[1]	451,111	[2]	—	15,077	[3]	—	883,654
Chief Executive Officer

George Waller	2011	88,466	—	329,000	[1]	451,111	[2]	—	15,077	[3]	—	883,654
Executive Vice President

Ramarao Pemmaraju	2011	88,466	—	329,000	[1]	451,111	[2]	—	15,077	[3]	—	883,654
Chief Technical Officer

(1)	Value of non-convertible Series A preferred stock issued, for voting purposes only, to the three members of the management team at one share each in 2011.

(2)	Fair value of Incentive Plan options issued to executive officers by the Company in 2011.

(3)	Nonqualified deferred compensation earnings to executive officers have been accrued for 2011 as a result of missed salaries due to cash flow constraints.

On July 31, 2010, Philip E. Blocker was appointed the Company’s Chief Financial Officer. Mr. Blocker is not an employee of the Company and received no compensation or option awards in 2011.

Outstanding Option Awards at Year End

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested, and equity-incentive plan awards outstanding at December 31, 2012, for each Named Executive Officer and/or Director.

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

Option Exercises and Stock Vested Table

None.

Pension Benefits Table

None.

Non-Qualified Deferred Compensation Table

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)

Mark L. Kay	-	-	-	-	334,985

George Waller	-	-	-	-	331,654

Ramarao Pemmaraju	-	-	-	-	335,216

All Other Compensation Table

None.

Perquisites Table

None.

Director Compensation

All three of our directors were also executive officers of the Company through December 31, 2012. Three of our five directors were also executive officers of the Company from June 29 through December 31, 2011. Our directors did not receive any separate compensation for serving as such during fiscal 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Share Ownership of Certain Beneficial Owners

The following table sets forth certain information as of December 31, 2012, with respect to the shares of common stock beneficially owned by: (i) each director; (ii) each executive officer; (iii) all current executive officers (regardless of salary and bonus level) and directors as a group; and (iv) each person or entity known by us to beneficially own more than 5% of our outstanding common stock. The address for each director and executive officer is 1090 King Georges Post Road, Suite 603, Edison, New Jersey 08837. Unless otherwise indicated, the shareholders listed in the table below have sole voting and investment powers with respect to the shares indicated:

This table is based upon information obtained from our stock records.

NAME OF BENEFICIAL OWNER	AMOUNT OF OWNERSHIP(1)	PERCENTAGE OF CLASS(2) (excluding Preferred Stock (11))
Mark L. Kay	30,565,770 (3),(11)	3.30%
Ramarao Pemmaraju	41,879,108 (4),(5),(11)	4.52%
George Waller	30,511,705 (6),(7),(11)	3.30%
All directors and executive officers as a group (3 persons)	102,956,583 (8)	11.12%
NetLabs.com, Inc.	874,000 (9),(10)	0.09%

(1)

A person is deemed to be the beneficial owner of securities that can be acquired by such person within 90 days from the date hereof.

(2)

Based on 362,808,206 shares of common stock outstanding as of December 31, 2012; also including 157,199.191 shares of common stock available to beneficial owners upon the conversion of certain convertible loans, 142,789,198 shares of common stock underlying options and 263,003,662 shares of common stock underlying common stock purchase warrants.

(3)

Includes 27,733 shares of common stock available upon the conversion of certain convertible loans valued at $10.00 per share for $240,000 of convertibles and $7.50 per share for $28,000 of convertibles, 727,908 shares of common stock underlying vested three-year options valued from $0.02 to $0.08 per share, 29,555,556 shares of common stock underlying vested five-year options valued from $0.0025 to $0.01 per share, 173,556 shares of common stock underlying vested ten-year options valued from $0.08 to $0.375 per share and 5,180 shares of common stock underlying common stock purchase warrants, exercisable at $10.00. Mark L. Kay, along with Ramarao Pemmaraju and George Waller each hold one share of Series A Preferred Shares which, collectively, allow the holders to vote up to 80% of the issued and outstanding shares of common and preferred stock; Mark Kay, along with Ramarao Pemmaraju and George Waller have irrevocably waived any conversion rights.

(4)

Includes 3,167 shares of common stock available upon the conversion of certain convertible loans valued at $10.00 per share for $25,000 of convertibles and $7.50 per share for $5,000 of convertibles, 1,190,700 shares of common stock underlying vested three-year options valued from $0.02 to $0.08 per share, 40,138,889 shares of common stock underlying vested five-year options valued from $0.0025 to $0.01 per share and 219,605 shares of common stock underlying vested ten-year options valued from $0.08 to $0.20 per share. Of the total shares, 11,136,965 shares, consisting of 3,167 shares of common stock available upon the conversion of certain convertible loans valued at $10.00 per share for $25,000 of convertibles and $7.50 per share for $5,000 of convertibles, 462,792 shares of common stock underlying vested three-year options valued from $0.02 to $0.08 per share, 10,583,333 shares of common stock underlying vested five-year options valued from $0.0025 to $0.01 per share, 87,373 shares of common stock underlying vested ten-year options valued from $0.08 to $0.20 per share and 300 shares of common stock underlying common stock purchase warrants, exercisable at $10.00 are in the name of Sunita Pemmaraju who is a family member of Ramarao Pemmaraju. Mark L. Kay, along with Ramarao Pemmaraju and George Waller each hold one share of Series A Preferred Shares which, collectively, allow the holders to vote up to 80% of the issued and outstanding shares of common stock; Mark Kay, along with Ramarao Pemmaraju and George Waller have irrevocably waived any conversion rights.

(5)

Excludes shares owned by NetLabs.com, Inc. which is controlled by Ramarao Pemmaraju and another individual.

(6)

Shares are listed in the name of Katherine LaRosa who is a family member of George Waller.

(7)

Includes 727,908 shares of common stock underlying vested three-year options valued from $0.02 to $0.08 per share, 29,555,556 shares of common stock underlying vested five-year options valued from $0.0025 to $0.01 per share and 115,886 shares of common stock underlying vested ten-year options valued from $0.08 to $0.20 per share. Mark Kay, along with Ramarao Pemmaraju and George Waller each hold one share of Series A Preferred Shares which, collectively, allow the holders to vote up to 80% of the issued and outstanding shares of common stock; Mark Kay, along with Ramarao Pemmaraju and George Waller have irrevocably waived any conversion rights.

(8)

Includes 30,900 shares of common stock available upon the conversion of certain convertible loans valued at $10.00 per share for $265,000 of convertibles and $7.50 per share for $33,000 of convertibles, 2,646,516 shares of common stock underlying vested three-year options valued from $0.02 to $0.08 per share, 99,250,001 shares of common stock underlying vested five-year options valued from $0.0025 to $0.01 per share, 509,047 shares of common stock underlying vested ten-year options valued from $0.08 to $0.375 per share and 5,480 shares of common stock underlying common stock purchase warrants, exercisable at $10.00. Excludes the Series A Preferred Shares: Mark L. Kay, along with Ramarao Pemmaraju and George Waller, each hold one share of Series A Preferred Shares which, collectively, allow the holders to vote up to 80% of the issued and outstanding shares of common stock; Mark Kay, along with Ramarao Pemmaraju and George Waller, have irrevocably waived any conversion rights.

(9)

Ramarao Pemmaraju controls NetLabs.com, Inc. along with another individual.

(10)

Includes 760,000 shares of common stock underlying vested ten-year options valued at $3.60 per share.

(11)

Mark Kay, along with Ramarao Pemmaraju and George Waller hold 3 shares of preferred stock. The Series A Preferred Stock collectively has voting rights equal to eighty percent of the total current issued and outstanding shares of common stock.

DESCRIPTION OF SECURITIES

Equity Incentive Plan Information

The following table sets forth as of December 31, 2012, the total number of shares of our common stock which may be issued upon the exercise of outstanding stock options and other rights under compensation plans approved by the shareholders, and under compensation plans not approved by the shareholders. The table also sets forth the weighted average purchase price per share of the shares subject to those options, and the number of shares available for future issuance under those plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	140,027,309		$0.014	59,972,691
Equity compensation plans not approved by security holders	N/A	$	N/A	N/A
Total	140,027,309		$0.014	59,972,691

Options for 141,139,124 shares have been granted under StrikeForce’s 2004 Equity Incentive Plan which was approved by unanimous consent of the Board of Directors.  The option shares were granted at various times from May 2003 through December 2011 and are exercisable at a range of $0.0025 to $10.00 per share. In August 2008, twelve employees voluntarily surrendered for cancellation 1,111,815 options to purchase common stock. Such surrender did not require any accounting recognition by the Company.

2012 Stock Option Plan

In November 2012, our stockholders approved the 2012 Stock Option Plan for our employees, effective January 3, 2013. The number of shares authorized for issuance under the plan is 100,000,000.

In January 2013, we awarded options to purchase an aggregate of 5,000,000 shares of our common stock to our employees out of the 2012 Stock Option Plan. The three (3) officers received options to purchase an aggregate of 1,000,000 common shares each and the remaining staff received options to purchase an aggregate of 500,000 option shares each. The exercise price of the option shares is $0.0023 expiring ten (10) years from the date of issuance.

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

In December 2012, an  increase of the authorized shares of our common stock from five hundred million (500,000,000) to seven hundred fifty million (750,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to the our Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in February 2013.

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

The Series B Preferred Stock shall have preferential liquidation rights in the event of any liquidation, dissolution or winding up of the Company, such liquidation rights to be paid from the assets of the Company not delegated to parties with greater priority at $1.00 per share or, in the event an aggregate subscription by a single subscriber of the Series B Preferred Stock is greater than $100,000,000, $0.997 per share. The Series B Preferred Stock shall be convertible to a number of shares of common stock equal to the price of the Series B Preferred Stock divided by the par value of the Series B Preferred Stock. The option to convert the shares of Series B Preferred Stock may not be exercised until three months following the issuance of the Series B Preferred Stock to the recipient shareholder. The Series B Preferred Stock shall have ten votes on matters presented to our shareholders for one share of Series B Preferred Stock held. The initial price of the Series B Preferred Stock shall be $2.50, (subject to adjustment by our Board of Directors) until such time, if ever, the Series B Preferred Stock are listed on a secondary and/or public exchange.  As of December 31, 2012, no shares of Series B Preferred Stock have been issued.

Issuance of Series A Preferred Stock

In February 2011, we issued three shares of non-convertible Series A preferred stock valued at $329,000 per share, or $987,000 in aggregate, for voting purposes only, to the three members of our management team at one share each. The issued and outstanding shares of the Series A preferred stock have voting rights equal to eighty percent of the total issued and outstanding shares of the our common stock. This effectively provided them, upon retention of their Series A Preferred Stock, voting control on matters presented to our shareholders. They have each irrevocably waived their conversion rights relating to the Series A preferred shares issued.

Voting Rights

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders.

Each share of the issued and outstanding shares of the Series A preferred stock have voting rights equal to eighty percent of the total issued and outstanding shares of our common stock

Dividends

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

RELATED PARTY CONVERTIBLE NOTES

Mark L. Kay, our Chief Executive Officer, loaned us an aggregate of $568,000 during 2004, 2005 and 2006, memorialized in the form of convertible loans. As of December 31, 2012 an aggregate amount of $268,000 remained outstanding. The details of these convertible notes are as follows:

In February 2004, we issued a principal amount $60,000 convertible note with common stock purchase warrants to purchase 600 shares of common stock to Mr. Kay, our CEO. The note payable had a maturity date of September 30, 2005 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Kay to convert the note into shares of our common stock at $10.00 per share. The warrant exercise period ends February 2014. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to December 31, 2013.

In June 2004, we issued a principal amount $50,000 convertible note to Mr. Kay, our CEO. The note payable had a maturity date of December 31, 2005 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Kay to convert the note into shares of our common stock at $10.00 per share. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to December 31, 2013.

In September 2004, we issued a principal amount $30,000 convertible note with common stock purchase warrants to purchase 300 shares of common stock to Mr. Kay, our CEO. The note had a maturity date of December 31, 2005 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Kay to convert the note into shares of our common stock at $10.00 per share. The warrant exercise period ends in September 2014. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to December 31, 2013.

In August 2005, we issued a principal amount $90,000 convertible note with common stock purchase warrants to purchase 900 shares of common stock to Mr. Kay, our CEO. The note payable had a maturity date of December 31, 2005 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Kay to convert the note into shares of our common stock at $10.00 per share. The warrant exercise period ends August 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to December 31, 2013.

In January 2006, we issued a principal amount $10,000 convertible note with common stock purchase warrants to purchase 100 shares of common stock to Mr. Kay, our CEO. The note payable had a maturity date of December 31, 2006 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Kay to convert the note into shares of our common stock at $10.00 per share. The warrant exercise period ends January 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to December 31, 2013.

In February 2006, we issued a principal amount $28,000 convertible note with common stock purchase warrants to purchase 280 shares of common stock to Mr. Kay, our CEO. The note payable had a maturity date of December 31, 2006 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Kay to convert the note into shares of our common stock at $7.50 per share. The warrant exercise period ends February 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to December 31, 2013.

For the seven months ended July 31, 2006, the variable interest rate of the six outstanding notes ranged between 8.625% and 11.000% per annum. In September 2006, the interest rate of the six open notes was revised to a fixed rate of 8%, effective August 1, 2006.

In November 2003, we issued a principal amount $50,000 convertible note with common stock purchase warrants to purchase 500 shares of common stock to Mr. Michael Brenner, one of our Vice Presidents. The note payable had a maturity date of December 31, 2004 and an interest rate of prime plus two percent. The conversion feature allows Mr. Michael Brenner to convert the note into shares of our common stock at $10.00 per share. The warrant exercise period ends November 2013. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to December 31, 2013.

In January 2004, we issued a principal amount $15,000 convertible note with common stock purchase warrants to purchase 150 shares of common stock to Mr. Michael Brenner, one of our Vice Presidents. The note payable had a maturity date of December 31, 2004 and an interest rate of prime plus four percent. The conversion feature allows Mr. Michael Brenner to convert the note into shares of our common stock at $10.00 per share. The warrant exercise period ends January 2014. In December 2004, Mr. Michael Brenner elected to convert half of the principal amount, $7,500, into common stock at a conversion price of $7.20 and received 1,0,42 shares of our common stock. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to December 31, 2013.

In August, September and December 2005 and March 2006, the Company executed 8% convertible promissory notes in the amounts of $10,000, $5,000, $10,000 and $5,000 with one of its Software Developers and a relative of the Chief Technology Officer. The conversion feature allows the note holder to convert the first three notes into shares of our common stock at $10.00 per share and the fourth note into shares of our common stock at $7.50 per share. The principal due hereunder shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of December 31, 2005, for the 2005 notes, and December 31, 2006, for the 2006 note, or later if agreed upon by the individual and the Company.  In December 2005, the maturity dates of the 2005 notes were extended to March 31, 2006. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to December 31, 2013.

At December 31, 2012 and 2011, accrued interest due for the convertible notes – related parties discussed above was $248,606 and $245,652, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for convertible notes payable – related parties for the years ended December 31, 2012 and 2011 was $40,224 and $44,612, respectively.

RELATED PARTY PROMISSORY NOTES

At December 31, 2012, the Company had executed twenty notes payable with its CEO that have an aggregate open balance of $722,638:

•

Three of the notes, aggregating $189,000, had maturity dates of December 31, 2005 with interest at a per annum rate equal to the CEO’s private account monthly lending rate.  In December 2005, the maturity dates of the notes were extended to March 31, 2006.  In September 2006, the maturity dates of the notes were extended to March 31, 2007 and the interest rate was revised to a fixed rate of 8%, effective August 1, 2006. The maturity dates of the notes have been extended to December 31, 2013.

•

Two of the notes, aggregating $160,000 have maturity dates of May 13, 2006 for the $150,000 note and September 30, 2006 for the $10,000 note.  Both notes bear interest at a rate equal to 8% per annum.  In September 2006, the maturity dates of the notes were extended to March 31, 2007. The maturity dates of the notes have been extended to December 31, 2013.

•

Three of the notes, in the amounts of $7,000, $5,000 and $150,000, were executed in April 2006 and bear interest at a per annum rate equal to the CEO’s private account monthly lending rate.  The $7,000 note was repaid in April 2006.  The $5,000 note has a maturity date of September 30, 2006.  The $150,000 note has a maturity date of June 30, 2006.  In September 2006, the maturity dates of the notes were extended to March 31, 2007 and the interest rate was revised to a fixed rate of 8%, effective August 1, 2006. The maturity dates of the notes have been extended to December 31, 2013.

•

One of the notes, in the amount of $100,000, was executed in May 2006 and bears interest at a rate equal to 9% per annum with a maturity date of July 31, 2006.  In September 2006, the maturity date of the $100,000 note was extended to March 31, 2007. The maturity date of the note has been extended to December 31, 2013.

•

One of the notes, in the amount of $22,000, was executed in February 2007 and bears interest at a rate equal to 8% per annum with a maturity date of July 31, 2007.  In September 2006, the maturity date of the $22,000 note was extended to March 31, 2007. The maturity date of the note has been extended to December 31, 2013.

•

One of the notes, in the amount of $50,000, was executed in March 2010 and bears interest at a rate equal to 10% per annum with a maturity date of April 30, 2010. The maturity date of the note has since been extended to April 30, 2012.

•

One of the notes, in the amount of $2,400, was executed in June 2010 and was non-interest bearing with a maturity date of August 31, 2010. The maturity date of the note has been extended to December 31, 2013.

•

Four of the notes, in the amounts of $13,500, executed in July 2010, $3,000, executed in August 2010, and $19,000 and $2,800, executed in September 2010, were non-interest bearing and have extended maturity dates of April 30, 2011. Partial repayments of the July 2010 note were made in August 2010 for $3,100, September 2010 for $3,480 and February 2011 for $2,700. The maturity dates of the notes have been extended to December 31, 2013.

•

One of the notes, in the amount of $20,761, resulted in the assignment of six of the Company’s open receivables invoices to the CEO. The assignment was non-interest bearing and fee free with a due date for repayment of November 20, 2010. Partial repayments of the assignment were made in October 2010 for $4,218 and November 2010 for $4,125. The due date of the assignment has been extended to December 31, 2013.

•

The remaining note, in the amount of $2,800, was executed in March 2011 and was non-interest bearing with an extended maturity date of December 31, 2013.

At December 31, 2012 and 2011, accrued interest due for the notes – related parties discussed above was $380,413 and $324,179, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for notes payable - related parties for the years ended December 31, 2012 and 2011 was $56,234 and $56,100, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the audit fees incurred for fiscal year 2012 and 2011:

	2012	2011
Audit fees (1)	$49,500	$49,500
Audit related fees (2)	2,200	-
Tax fees (3)	2,500	-
Total	$54,200	$49,500

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

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited financial  statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2012 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in the Company's Annual Report on Form 10-K for its 2012 fiscal year for filing with the SEC.

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

The Board pre-approved all fees described above.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of StrikeForce Technologies, Inc.(1)
3.2	Amended Articles of Incorporation of StrikeForce Technologies, Inc. (5)
3.3	By-laws of StrikeForce Technologies, Inc. (1)
3.4	Amended By-laws of StrikeForce Technologies, Inc. (5)
3.5	Amended By-laws of StrikeForce Technologies, Inc. (6)
3.6	Articles of Amendment of StrikeForce Technologies, Inc. (6)
10.1	2004 Stock Option Plan (1)
10.2	Securities Purchase Agreement dated December 20, 2004, by and among StrikeForce Technologies, Inc. and YA Global Investments, LP. (1)
10.3	Secured Convertible Debenture with YA Global Investments, LP. (1)
10.4	Investor Registration Rights Agreement dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement.(2)
10.5	Escrow Agreement, dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement. (2)
10.6	Security Agreement dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement. (1)
10.7	Secured Convertible Debenture with YA Global Investments, LP dated January 18, 2005. (1)
10.8	Royalty Agreement with NetLabs.com, Inc. and Amendments. (1)
10.9	Employment Agreement dated as of May 20, 2003, by and between StrikeForce Technologies, Inc. and Mark L. Kay. (1)
10.10	Amended and Restated Secured Convertible Debenture with YA Global Investments, LP dated April 27, 2005. (1)
10.11	Amendment and Consent dated as of April 27, 2005, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP. (1)
10.12	Securities Purchase Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)
10.13	Investor Registration Rights Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (2)
10.14	Secured Convertible Debenture with Highgate House Funds, Ltd. dated April 27, 2005. (2)
10.15	Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)
10.16	Escrow Shares Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)
10.17	Security Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)
10.18	Network Service Agreement with Panasonic Management Information Technology Service Company dated August 1, 2003 (and amendment). (1)
10.19	Client Non-Disclosure Agreement. (1)
10.20	Employee Non-Disclosure Agreement. (1)
10.21	Secured Convertible Debenture with Highgate House Funds, Ltd. dated May 6, 2005. (2)
10.22	Termination Agreement with YA Global Investments, LP dated February 19, 2005. (1)
10.23	Securities Purchase Agreement with WestPark Capital, Inc. (4)
10.24	Form of Promissory Note with WestPark Capital, Inc. (4)
10.25	Investor Registration Rights Agreement with WestPark Capital, Inc. (4)
10.26	Drawdown Equity Financing Facility with Auctus Private Equity Fund, LLC., dated April 13, 2012 (7)
10.27	Registration Rights Agreement with Auctus Private Equity Fund, LLC, dated April 13, 2012 (7)

10.28	StrikeForce Technologies Inc. WEBEX Presentation dated May 30, 2012 (8)
10.29	Irrevocable Waiver of Conversion Rights of Mark L. Kay (9)
10.30	Irrevocable Waiver of Conversion Rights of Ramarao Pemmaraju (9)
10.31	Irrevocable Waiver of Conversion Rights of George Waller (9)
10.32	CFO Consultant Agreement with Philip E. Blocker (9)
10.33	Resume of Philip E. Blocker (9)
10.34	Corporate Resolution for Issuance of Common Stock to Auctus Private Equity Fund, LLC (9)
10.35	Termination of a Material Definitive Agreement (11)
10.36	2012 Stock Option Plan (12)
10.37	Amendments to Articles of Incorporation or Bylaws (13)
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
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

(12)

Filed in conjunction with the Registrant’s Form 14A filed October 5, 2012 and incorporated herein by reference.

(13)

Filed as an exhibit to the Registrant’s Form 8-K dated February 5, 2013 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRIKEFORCE TECHNOLOGIES, INC.

Dated: April 4, 2013	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: April 4, 2013	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Mark L. Kay Name: Mark L. Kay	Director	April 4, 2013

/s/Ramarao Pemmaraju Name: Ramarao Pemmaraju	Director	April 4, 2013

/s/George Waller Name: George Waller	Director	April 4, 2013