Form 10-Q
period 2013-03-31
StrikeForce Technologies Inc.
filed 2013-05-17
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2013
Common stock, $0.0001 par value	425,653,244

Indicate the number of shares outstanding of each of the issuer’s classes of preferred stock, as of the latest practicable date.

Class A	Outstanding at May 8, 2013
Preferred stock, no par value	3

Transitional Small Business Disclosure Format Yes      . No  X .

Documents Incorporated By Reference

None

STRIKEFORCE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

TABLE OF CONTENTS

PART I

ITEM 1.  FINANCIAL STATEMENTS AND NOTES TO INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2012, filed April 4, 2013.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

StrikeForce Technologies, Inc.

March 31, 2013 and 2012

STRIKEFORCE TECHNOLOGIES, INC.
BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)

ASSETS
Current Assets:
Cash	$24,304	$133,279
Accounts receivable	138,260	143,290
Prepayments and other current assets	13,398	9,947
Total current assets	175,962	286,516

Property and equipment, net	5,955	7,110
Website, net	6,750	7,500
Patents, net	22,010	4,074
Security deposit	8,684	8,684
Total Assets	$219,361	$313,884

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Current maturities of convertible notes payable, net of discount of $144,145 and $199,052, respectively	$1,397,389	$1,337,012
Convertible notes payable - related parties	355,500	355,500
Current maturities of notes payable, net of discount of $1,298 and $1,448, respectively	2,353,016	2,360,690
Notes payable - related parties	722,638	722,638
Accounts payable	873,292	863,704
Accrued expenses	4,056,555	3,942,062
Derivative liabilities	621,504	375,634
Convertible secured notes payable	542,588	542,588
Capital leases payable	5,532	5,532
Payroll taxes payable	53,901	53,901
Due to factor	209,192	209,192
Total current liabilities	11,191,107	10,768,453

Common stock to be issued	-	19
Convertible notes payable, net of current maturities	30,000	30,000
Total Liabilities	11,221,107	10,798,472

Commitments and contingencies

Stockholders' Deficit
Series A Preferred stock, no par value; 100 shares authorized;
3 shares issued and outstanding	987,000	987,000
Series B Preferred stock at $0.10 par value; 100,000,000 shares authorized; none issued or outstanding	-	-
Preferred stock series not designated, at $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.0001 par value; 1,500,000,000 shares authorized; 425,653,244 and 362,808,206 shares issued and outstanding, respectively	42,566	36,281
Additional paid-in capital	18,308,448	18,181,118
Accumulated deficit	(30,339,760)	(29,688,987)
Total Stockholders' Deficit	(11,001,746)	(10,484,588)
Total Liabilities and Stockholders' Deficit	$219,361	$313,884

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months
	Ended
	March 31, 2013	March 31, 2012

Revenues	$160,991	$184,654

Cost of sales	5,407	2,986

Gross profit	155,584	181,668

Operating expenses:
Compensation	92,662	88,984
Professional fees	86,561	173,758
Selling, general and administrative expenses	83,122	74,697
Research and development	84,500	84,500
Total operating expenses	346,845	421,939

Loss from operations	(191,261)	(240,271)

Other (income) expense:
Interest and financing expense	231,225	124,619
Change in fair value of derivative liabilities	228,287	(66,947)
Forgiveness of debt	-	-
Other (income) expenses	-	-
Total other expense	459,512	57,672

Income tax provision	-	-

Net loss	$(650,773)	$(297,943)

Net loss per common share - basic and diluted	$(0.002)	$(0.001)

Weighted average common shares outstanding - basic and diluted
	404,277,397	235,173,740

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(Unaudited)

	Series A Preferred stock, no par value		Common stock at $0.0001 par value		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2012	3	$987,000	362,808,206	$36,281	$18,181,118	$(29,688,987)	$(10,484,588)

Issuance of shares of common stock for consulting services	-	-	567,526	57	1,533	-	1,590

Issuance of shares of common stock for conversions of convertible notes payable	-	-	62,277,512	6,228	104,047	-	110,275

Issuance of stock options for employee services	-	-	-	-	3,750	-	3,750

Issuance of stock options for patent	-	-	-	-	18,000	-	18,000

Net loss	-	-	-	-	-	(650,773)	(650,773)

Balance at March 31, 2013	3	$987,000	425,653,244	$42,566	$18,308,448	$(30,339,760)	$(11,001,746)

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012

Cash flows from operating activities:
Net loss	$(650,773)	$(297,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,970	948
Amortization of discount on notes payable	117,633	13,483
Change in fair value of derivative financial instruments	228,287	(66,947)
Issuance of stock options for employee services	3,750	-
Issuance of common stock and warrants for consulting services	1,590	57,653
Changes in operating assets and liabilities:
Accounts receivable	5,030	(88,347)
Prepaid expenses	(3,451)	(1,468)
Accounts payable	9,588	(20,919)
Accrued expenses	117,494	123,530
Common stock to be issued	(19)	(25,000)
Net cash used in operating activities	(168,901)	(305,010)

Cash flows from investing activities:
Purchases of property and equipment	-	(1,192)
Net cash used in investing activities	-	(1,192)

Cash flows from financing activities:
Bank overdraft repayment	-	(4,520)
Proceeds from sale of common stock	-	175,000
Repayment of notes payable	(7,824)	(3,922)
Proceeds from convertible notes payable	70,250	225,000
Repayment of convertible notes payable	(2,500)	-
Net cash provided by financing activities	59,926	391,558

Net change in cash	(108,975)	85,356

Cash at beginning of the period	133,279	-

Cash at end of the period	$24,304	$85,356

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable into common stock	$62,280	$-
Issuance of common stock in settlement of debt	$-	$131,433
Issuance of stock options for patent	$18,000	$-

StrikeForce Technologies, Inc.

March 31, 2013 and 2012

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

In January 2013, the Company was assigned the entire right, title and interest in and to the “Out-of-Band Patent” from NetLabs, Inc. with the agreement of the developer, and the assignment was recorded with the USPTO (see Note 12).

In February 2013 the Company executed a retainer agreement with its patent attorneys to aggressively enforce its patent rights as “Out-of-Band Authentication” is becoming the standard for authenticating consumers in the financial market (see Note 10).

In February 2013, the Company’s patent attorneys submitted a new “Out-of-Band” Patent continuation, which is now patent pending.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation -Unaudited Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included.  Interim results are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2012 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the United States Securities and Exchange Commission (“SEC”) on April 4, 2013.

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

The Company’s notes payable, convertible notes payable, convertible secured notes payable, and capital leases payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2013 and December 31, 2012.

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

·

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

·

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

·

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

·

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

·

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

·

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

·

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

·

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended March 31 2013 or 2012.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares

	For the Interim Period Ended March 31, 2013	For the Interim Period Ended March 31, 2012

Warrants issued in connection with debentures	2,773,157	3,392,517

Warrants sold for cash	222,350,000	223,150,000

Warrants issued in consideration of services provided	8,325,000	13,525,950

Warrants issued in connection with the sale of common stock	29,555,505	7,290,320

Sub-total - Warrants	263,003,662	247,358,787

Options issued from May 20, 2003 through April 21, 2011 to employees to purchase common shares exercisable at $0.0025 to $10.00 per share expiring 3 years to 10 years from the date of issuance	133,927,297	140,027,309

Options issued from December 2, 2004 through January 30, 2013 to parties other than employees to purchase common shares exercisable at $0.002 to $9.00 per share expiring 5 years to 10 years from the date of issuance	12,000,000	2,761,889

Options issued on January 3, 2013 from the 2012 Stock Incentive Plan to employees to purchase common shares exercisable at $ $0.0023 per share expiring 10 years from the date of issuance	5,000,000	-

Sub-total - Options	150,927,297	142,789,198

Shares of common stock issuable under the conversion feature of convertible notes payable	140,832,003	51,210,803

Sub-total – conversion feature shares	140,832,003	51,210,803

Total potentially outstanding dilutive common shares	554,762,962	441,358,788

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

As reflected in the accompanying financial statements, the Company has a working capital deficiency and an accumulated deficit at March 31, 2013, and a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Convertible Notes Payable

Convertible notes payable at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012

(1) Convertible note bearing interest at 8% per annum, originally scheduled to mature on March 28, 2008, with a conversion price of $9.00 per share. As of March 31, 2013, the Company has not received a response from the note holder regarding a settlement agreement.	$235,000	$235,000

(2) Convertible notes bearing interest at 8% per annum with a conversion price of $9.00 per share which was originally scheduled to mature on December 31, 2010. As of March 31, 2013, the Company has not received a response from the note holders regarding settlement agreements.	50,000	50,000

(3) Convertible note bearing interest at 9% per annum with a conversion price of $1.40 per share which was originally scheduled to mature on December 9, 2010. As of March 31, 2013, the Company has not received a response from the note holder regarding a settlement agreement.	200,000	200,000

(4) Convertible note bearing interest at 9% per with a conversion price of $0.80 per share which was originally scheduled to mature on December 31, 2010. As of March 31, 2013, the Company has not received a response from the note holder regarding a settlement agreement.	150,000	150,000

(5) Convertible note executed in May 2007 bearing interest at 9% per annum with a conversion price of $0.35 per share which was originally scheduled to mature December 31, 2010. As of March 31, 2013, the Company has not received a response from the note holder regarding a settlement agreement.	100,000	100,000

(6) Convertible notes executed in June 2007 bearing interest at 8% per annum which was originally scheduled to mature on December 29, 2010. As of March 31, 2013, the Company has not received a response from the note holder regarding a settlement agreement.	100,000	100,000

(7) Convertible note executed in July 2007 bearing interest at 8% per annum which was originally scheduled to mature on January 2, 2011. As of March 31, 2013, the Company has not received a response from the note holder regarding a settlement agreement.	100,000	100,000

(8) Convertible notes executed in August 2007 bearing interest at 9% per annum which was originally scheduled to mature on August 9, 2010. The Company is pursuing extensions.	120,000	120,000

(9) Convertible notes executed in December 2009 bearing interest at 9% per annum which was originally scheduled to mature on December 1, 2012, with a conversion price of $0.105 per share. The Company issued 200,000 warrants with an exercise price of $0.10 per share and an expiration date of December 1, 2012 in connection with the notes.	50,000	50,000

(10) Convertible note bearing interest at 8% per annum, maturing on March 31, 2015, with a conversion price of $0.002 per share.	30,000	30,000

(11) Convertible note bearing interest at 8% per annum, which was originally scheduled to mature on December 31, 2012, with a conversion price of $10.00 per share. The Company is pursuing an extension.	5,000	5,000

(12) Convertible notes, bearing compound interest at 8% per annum, which were originally scheduled to mature on June 30, 2010, with a conversion price of $10.00 per share. Per the terms of a debt purchasing agreement formalized with a consultant in September 2011, the Company transferred one of the notes, in the amount of $10,000, including accrued interest, to the consultant in October 2011 (see Note 10). The Company is pursuing extensions. For the three months ended March 31, 2013, the Company repaid $2,500 of the balance of the notes.	44,255	46,755

(13) Four convertible notes bearing interest at 4% per annum, which matured on December 5, 2012, January 3, 2013, January 31, 2013 and March 2, 2013, respectively. The note holder converted the full balance of the note due December 5, 2012, including accrued interest, and $9,953 of the note due January 3, 2013 into 35,243,847 unrestricted shares of the Company's common stock in 2012. For the three months ended March 31, 2013 the note holder converted $11,280 of the note due on January 3, 2013 into 10,000,000 unrestricted shares of the Company's common stock, at a conversion price of $0.001128 per share (see Note 10).

	203,767	215,048

(14) Six convertible notes bearing interest at 8% per annum, maturing on January 6, 2013, February 8, 2013, April 30, 2013, August 5, 2013, September 27, 2013 and November 26, 2013, respectively. The note holder converted the full balance of the note due December January 6, 2013, including accrued interest, and $24,000 of the note due February 8, 2013 into 37,510,518 unrestricted shares of the Company's common stock in 2012.For the three months ended March 31, 2013 the note holder converted the balance of the note due on February 8, 2013 of $8,500, and accrued interest of $1,300, and the balance of the note due on April 30, 2013 of $42,500, and accrued interest of $1,700, into 52,277,512 unrestricted shares of the Company's common stock, at conversion prices from $0.00095 to $0.0014 per share (see Note 10).

	117,500	126,000

(15) Two convertible note bearing interest at 8% per annum, maturing on August 30, 2013 and November 19, 2013.	55,500	27,750

(16) Convertible non-interest bearing notes, with a conversion price of $9.00 per share which matured June 2006 and an 18% convertible note which matured April 2008 with a conversion price of $0.50 per share and 6,667 shares of the Company’s common stock. As of March 31, 2013, the Company has not received a response from the note holders regarding a settlement agreement.	10,512	10,512

	1,571,534	1,566,064

Long-term portion	(30,000)	(30,000)

	1,541,534	1,536,064

Discount on convertible notes payable	(144,145)	(199,052)

Current maturities, net of discount	$1,397,389	$1,337,012

At March 31, 2013 and December 31, 2012, accrued interest due for the convertible notes was $689,167 and $658,375, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for the convertible notes payable for the interim period ended March 31, 2013 and 2012 was $30,794 and $28,001, respectively.

The total long term portion of all funded debt is due as follows: 2015-$30,000.

Note 5 - Convertible Notes Payable – Related Parties

Convertible notes payable - related party at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012

(1) Convertible note with the VP of Technology bearing interest at the prime rate plus 2% per annum with a conversion price of $10.00 per share, which was originally scheduled to mature on September 30, 2010. The Company issued 500 warrants with an exercise price of $10.00 per share. In January 2013, the note was extended to December 31, 2013.	$50,000	$50,000

(2) Convertible note with the VP of Technology bearing interest at the prime rate plus 4% per annum with a conversion price of $10.00 per share, which matured on September 30, 2010. In January 2013, the note was extended to December 31, 2013.	7,500	7,500

(3) Convertible notes with the CEO bearing interest at 8% per annum with a conversion price of $10.00 per share, which was originally scheduled to mature on April 30, 2011. The Company issued 1,800 warrants with an exercise price of $10.00 per share and expiration dates of February 4, 2014, September 7, 2014 and August 16, 2015. In January 2013, the notes were extended to December 31, 2013.	230,000	230,000

(4) Convertible notes with an employee bearing interest at 8% per annum with a conversion price of $10.00 per share, which was originally scheduled to mature on June 30, 2010.The Company issued 150 warrants with an exercise price of $10.00 per share and expiration dates of August 26, 2015 and September 29, 2015. In January 2013, the notes were extended to December 31, 2013.	15,000	15,000

(5) Convertible note with an employee bearing interest at 8% per annum with a conversion price of $10.00 per share, which matured on June 30, 2010. The Company issued 100 warrants with an exercise price of $10.00 per share and an expiration date of December 6, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. In January 2013, the note was extended to December 31, 2013.	10,000	10,000

(6) Convertible notes with the CEO bearing compound interest at 8% per annum with a conversion price of $10.00 per share, which was originally scheduled to mature on April 30, 2011. The Company issued 380 warrants with an exercise price of $10.00 per share and expiration dates of January 18, 2016 and February 28, 2016. In January 2013, the notes were extended to December 31, 2013.	38,000	38,000

(7) Convertible note with an employee bearing compound interest at 8% per annum with a conversion price of $7.50 per share, which was originally scheduled to mature on June 30, 2010. The Company issued 50 warrants with an exercise price of $10.00 per share and an expiration date of March 6, 2016. In January 2013, the note was extended to December 31, 2013.	5,000	5,000

	$355,500	$355,500

At March 31, 2013 and December 31, 2012, accrued interest due for the convertible notes – related parties was $259,105 and $248,606, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for convertible notes payable – related parties for the interim period ended March 31, 2013 and 2012 was $10,499 and $9,495, respectively.

Note 6 - Notes Payable

Notes payable at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012

(1) Seventy units, with each unit consisting of a 10% promissory note of $25,000, maturing from 1/22/11 to 12/18/11 and with a 10% discount rate, and 82,000 non-dilutable (for one year) restricted shares of the Company’s common stock, at market price. Per the terms of a debt purchasing agreement formalized with a consultant in September 2011, the Company transferred notes for $50,000 in July 2011 and $25,000 in August 2011, including accrued interest, to the consultant (see Note 11). Per the terms of a settlement agreement that the Company executed with the estate of a deceased note holder in November 2011, the Company settled a $25,000, note for restricted shares of its common stock, in December 2011, issued to  two beneficiaries of the estate (see Notes 10 and 11). The Company is pursuing extensions on the remaining notes.

	$1,650,000	$1,650,000

(2) Promissory note bearing interest at 10% per annum, maturing on January 23, 2012, with a total of 738,000 shares of common stock (see Note 11). The Company is pursuing an extension.	225,000	225,000

(3) Two units with each unit consisting of a 10% promissory note of $25,000, maturing on April 20, 2012, and 50,000 restricted shares of the Company’s common stock, at market price. The 100,000 shares were issued in June 2009. The Company is pursuing extensions.	50,000	50,000

(4) 10% promissory note, which matured on October 20, 2012, of $50,000 and 82,000 shares of the Company’s common stock, valued at market price, for a total of 164,000 shares of common stock, issued in November 2009. The Company is pursuing an extension.	50,000	50,000

(5) One unit consisting of a 10% promissory note of $25,000, maturing on June 8, 2012, and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in June 2009. The Company is pursuing an extension.	25,000	25,000

(6) Three units with each unit consisting of a 10% promissory note of $25,000, maturing on June 25, 2012, and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 150,000 shares of common stock. The shares were issued in August 2009. The Company is pursuing extensions.	75,000	75,000

(7) 1.4 units with each unit consisting of a 10% promissory note of $25,000, maturing on July 14, 2012 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 70,000 shares of common stock. The shares were issued in August 2009. The Company is pursuing an extension.	35,000	35,000

(8) One unit consisting of a 10% promissory note of $25,000, maturing on August 18, 2012 and 75,000 restricted shares of the Company’s common stock, at market price. The Company is pursuing an extension.	25,000	25,000

(9) Two units with each unit consisting of a 10% promissory note of $25,000, maturing on September 2, 2012 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The April 2009 agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company also applies to this note. For the three months ended March 31, 2013 and 2012, sales proceeds of $1,275 and $3,922, respectively, were applied to the note balance (see Note 10). In September 2012, the note was extended to September 30, 2013.

	31,814	33,088

(10)  Promissory note executed in October 2009 for $50,000, which matured on October 20, 2012. Per the terms of the promissory note, the Company sold 3/4 unit with each unit consisting of a 10% promissory note of $25,000 and 133,333 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. Per the terms of a Forbearance Agreement executed with the note holder in December 2012, the Company repaid note principal of $12,200 in December 2012, $6,100 in January 2013 and $450 in February 2013, and accrued interest of $5,650 in February 2013 (see Note 10).

	-	6,550

(11) Promissory note executed in May 2010 for $50,000, bearing interest at 10% per annum, maturing on May 21, 2013, and 200,000 restricted shares of the Company’s common stock, at market price. The April 2009 agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company also applies to this note. For the three months ended March 31, 2013 and 2012, no sales proceeds were applied to the note balance (see Note 10).	50,000	50,000

(12) Promissory notes executed in July 2011 bearing interest at 10% per annum, maturing on December 31, 2011. The Company issued 1,000,000 warrants with an exercise price of $0.50 per share and an expiration date of July 15, 2014. The fair value of the warrants issued was $26,200, all of which was expensed in 2011 as interest expense. The Company is pursuing extensions.	87,500	87,500

(13) Promissory note executed in August 2011 bearing interest at 10% per annum, maturing on December 31, 2011. The Company is pursuing an extension.	50,000	50,000

	2,354,314	2,362,138

Long-term portion	(-)	(-)

	2,354,314	2,362,138

Discount on convertible notes payable	(1,298)	(1,448)

Current maturities, net of discount	$2,353,016	$2,360,690

At March 31, 2013 and December 31, 2012, accrued interest due for the notes was $1,165,742 and $1,107,639, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for notes payable for the interim period ended March 31, 2013 and 2012 was $58,103 and $59,634, respectively.

Note 7 - Notes Payable – Related Parties

Notes payable - related party at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012

(1) Promissory notes executed with the CEO bearing interest at an amended rate of 8% per annum which matured on April 30, 2011. In January 2013, the notes were extended to December 31, 2013.	$504,000	$504,000

(2) Promissory note executed with the CEO bearing interest at 9% per annum which matured on April 30, 2011. The Company issued 20,000 warrants with an exercise price of $1.30 per share and an expiration date of May 25, 2011. The fair value of the warrants issued was $24,300. In January 2013, the note was extended to December 31, 2013.	100,000	100,000

(3) Promissory note with the CEO bearing interest at 8% per annum which matured on April 30, 2011. The Company issued 8,800 warrants with an exercise price of $0.50 per share and an expiration date of February 21, 2012. The fair value of the warrants issued was $3,758. In January 2013, the note was extended to December 31, 2013.	22,000	22,000

(4) Two 10% promissory notes, with the CEO, of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares, which matured on April 30, 2011. In January 2013, the note was extended to December 31, 2013.	50,000	50,000

(5) Promissory notes with the CEO, non-interest bearing, which matured on April 30, 2011. Partial payments of $6,580 were made against the notes in August and September 2010 and $2,700 in February 2011. In January 2013, the notes were extended to December 31, 2013.	31,420	31,420

(6) In October 2010, the Company assigned the proceeds of six open receivables invoices, totaling $20,761, to its CEO. The assignment was non-interest bearing and fee free with a due date of November 20, 2010. Partial repayments were made in October 2010 for $4,218 and November 2010 for $4,125. In January 2013, the note was extended to December 31, 2013 (see Note 10).	12,418	12,418

(7) Promissory note executed in March 2011 with the CEO, non-interest bearing, which matured on April 1, 2011. In January 2013, the note was extended to December 31, 2013.	2,800	2,800

	$722,638	$722,638

At March 31, 2013 and December 31, 2012, accrued interest due for the notes – related parties was $394,241 and $380,413, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for notes payable - related parties for the interim period ended March 31, 2013 and 2012 was $13,828 and $13,982, respectively.

Note 8 - Convertible Secured Notes Payable

Convertible secured notes payable at March 31, 2013 and December 31, 2012consisted of the following:

	March 31, 2013	December 31, 2012

DART Limited (custodian for Citco Global and as assigned from YA Global/Highgate)	$542,588	$542,588

Current maturities, net of discount	$542,588	$542,588

At March 31, 2013, the Company's outstanding convertible secured notes payable are secured through the note holder's claim on the Company's intellectual property.

The DART secured convertible debentures are matured. The Company has been in contact with the note holder who has indicated that it has no present intention of exercising its right to convert the debentures into restricted shares of the Company's common stock.

Conversions to Common Stock

For the three months ended March 31, 2013 and 2012, DART and Citco Global had no conversions.

Note 9 – Derivative Financial Instruments

As of March 31, 2013, the Company’s derivative financial instruments are embedded derivatives associated with the Company’s secured and unsecured convertible notes. The Company’s secured convertible debentures issued to YA Global and Highgate in 2005, further assigned to Citco Global (“Citco Global Notes”), and unsecured convertible debentures issued to three unrelated investor firms on December 5, 2011, January 3, 2012, January 31, 2012 and March 2, 2012 (“ICG Notes”), April 11, 2012, May 4, 2012, July 25, 2012, November 1, 2012, December 21, 2012 and February 22, 2013 ("Asher Notes") and November 30, 2012 and February 19, 2013 ("Auctus Notes"), are hybrid instruments, which individually warrant separate accounting as a derivative instrument. In July 2012, the Company was notified by Citco Global that the custodian for the Citco Global Notes is D.A.R.T. Limited (“DART”). The Citco Global Notes are hereinafter referred to as the “DART Notes” (see Note 8). The embedded derivative feature has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability", which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the notes, or 12 months. The embedded derivative feature includes the conversion feature within the notes and an early redemption option.  The compound embedded derivatives within the convertible notes have been recorded at fair value at the date of issuance; and are marked-to-market each reporting period with changes in fair value recorded to the Company’s statement of operations as Change in fair value of derivative liabilities.

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

(2)

Valuation Assumptions - Change in Fair Value of Derivative Liability Related to DART Notes

The following assumptions were used for the valuation of the derivative liability related to the Notes at March 31, 2013:

•

The principal balance of the DART Notes of $532,395;

•

The stock price of $0.0095 based on market data;

•

An event of default would occur 1% of the time, increasing 0.10% per month to a maximum of 10%;

•

Alternative financing would be initially available to redeem the note 10% of the time and increase monthly by 0.1% to a maximum of 20%:

•

The monthly trading volume would average $149,822 over a year and would increase at 1% per period;

•

The projected volatility curve for each valuation period was based on the Company’s historical volatility:

•

The Holder would automatically convert the notes at a stock price of $0.13 (the higher of: 2 times the conversion price or 1.5 times the stock price) if the registration was effective and the company was not in default.

As of March 31, 2013, the estimated fair value of derivative liabilities on secured convertible notes of DART was $131,367.

(3)

Valuation Assumptions - Change in Fair Value of Derivative Liabilities Related to ICG, Asher and Auctus Notes

The following assumptions were used for the valuation of the derivative liability related to the ICG, Asher and Auctus Notes at March 31, 2013:

•

The face amount of the notes of $374,350 with an initial conversion price for ICG of 60% of the lowest bid from the 10 previous trading days and, for Asher and Auctus, 58% of the average of 5 low bids in the 10 previous trading days, right before the conversion.

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

As of March 31, 2013, the estimated fair value of derivative liabilities on the unsecured convertible notes from ICG, Asher and Auctus was $490,137.

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in the fair value of the derivative financial instruments and the changes in the fair value of the derivative financial instruments, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liability)	Total

Balance, December 31, 2011	$(334,605)	$(334,605)

Purchases, issuances and settlements	(335,336)	(335,336)

Transfers in and/or out of Level 3	-	-

Total gains or losses (realized/unrealized) included in:

Net income (loss)	294,307	294,307

Other comprehensive income (loss)	-	-

Balance, December 31, 2012	$(375,634)	$(375,634)

Purchases, issuances and settlements	(17,583)	(17,583)

Transfers in and/or out of Level 3	-	-

Total gains or losses (realized/unrealized) included in:

Net income (loss)	(228,287)	(228,287)

Other comprehensive income (loss)	-	-

Balance, March 31, 2013	$(621,504)	$(621,504)

Note 10 - Commitments and Contingencies

Payroll Taxes

At March 31, 2013, the Company recorded $53,901 of payroll taxes, of which approximately $45,000 were delinquent from the year ended December 31, 2003. The Company had also recorded $32,462 of related estimated penalties and interest on the delinquent payroll taxes. In March 2013, the Company determined to re-examine the nature and amounts of this accrued liability.

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

In April 2011, the Company entered into a marketing advisory and financial agreement with a marketing firm whereby the consultant serves as a marketing and financial advisor to the Company. The agreement terminated on April 1, 2012. For acting in this role, the consultant received 5,000,000 shares of the Company’s common stock in April 2011. The consultant also received warrants to purchase 6,500,000 shares of the Company’s common stock in April 2011. The warrants are exercisable at $0.06 per share for 2,000,000 shares, $0.11 per share for 2,000,000 shares, $0.16 per share for 1,500,000 shares and $0.26 per share for 1,000,000 shares. The warrants were only exercisable if certain contractual thresholds were met as of June 1, 2012. In September 2012, the Company terminated the warrants per the terms of the agreement.

In July 2011, the Company entered into a consulting agreement with an investor services firm whereby the consultant serves as an investment consultant to the Company. The term of the agreement is one year. For acting in this role, the consultant received 1,250,000 shares of the Company’s common stock in July 2011. The Company also agreed to issue warrants to purchase 625,000 shares of the Company’s common stock, exercisable at $0.06 per share, and warrants to purchase 625,000 shares of the Company’s common stock, exercisable at $0.11 per share, to the consultant. The warrants have a three year term. The warrants were issued in October 2011.

In November 2011, the Company entered into a consulting agreement with a firm whereby the consultant will receive a success fee, in the form of restricted shares of the Company’s common stock, of 6% of all monies invested in the Company as a result of a term sheet the Company executed with an investor firm in November 2011.

In December 2011, the Company executed an exclusive agreement with an agent to represent the Company in enforcing its “Out-of-Band” patent No. 7,870,599. The Company terminated that exclusive agreement in September 2012. In February 2013 the Company executed a retainer agreement with its patent attorneys to aggressively enforce its patent rights as “Out-of-Band Authentication” is becoming the standard for authenticating consumers in the financial market (see Note 1).

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

In January 2012, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining investors. The consultant will receive a commission of 5% of all financing raised as a result of the consultant’s efforts. The consultant will also receive, as a commission, 10% of all financing raised as a result of the consultant’s efforts in the form of warrants to purchase shares of the Company’s common stock, exercisable at $0.02 per share. The warrants have a three year term (see Note 11). The term of the agreement is two years. As of March 31, 2013, no financing was raised relating to the agreement.

In February 2012, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining clients. The consultant will receive a commission of 50% of all contracted revenues and 50% of the first renewal of all contracted revenues, for new clients, and 25% of all contracted revenues for existing clients, recorded as a result of the consultant’s efforts. In March 2012, the agreement was amended to increase the 25% commission rate to 35%. The parties may elect to remit commissions in the form of restricted shares of the Company’s common stock, with a maximum amount of shares issued in one year not to exceed 5,000,000 shares. The agreement also includes performance incentives whereby the consultant will receive bonus restricted shares of the Company’s common stock at the end of the agreement term as follows: one million shares if contracted revenues exceed $1,000,000, two million shares if contracted revenues exceed $2,000,000, three million shares if contracted revenues exceed $3,000,000 and four million shares if contracted revenues exceed $4,000,000. At the end of the first year of the agreement, the consultant will also have the option to purchase restricted shares of the Company’s common stock directly from the Company at a 25% discount of the then current market price on the last day of the contract, up to a maximum of 5,000,000 shares. The term of the agreement is one year with automatic renewals. In July 2012, the parties extended the term of the agreement to October 31, 2013. As of March 31, 2013, no revenues were recorded relating to the agreement.

In April 2012, the Company entered into a consulting agreement with a firm whereby the consultant will provide public relations services to the Company. The consultant will receive a fee of $7,000 per month and $500 per month in the form of restricted shares of the Company's common stock valued on the closing market price of the first day of each month that the agreement is in effect. The agreement term is May 1, 2012 to October 31, 2012 and may be renewed upon mutual agreement. In October 2012, the agreement was extended to April 30, 2013. In April 2013, a new agreement was executed with the consultant with the same terms and an expiration date of October 31, 2013 (see Note 11).

Term Sheet

In November 2011, the Company executed a term sheet with an investor firm whereby the firm would invest in the Company up to $450,000, in tranches of $75,000 per month for six months, in the form of convertible promissory notes, bearing interest at 4% per year, with maturity dates of 12 months from the date issuance (see Note 4). A broker fee of 12% was deducted from each tranche and the notes will include a 15% prepayment penalty. The investor firm may process conversions after six months from the date of each closing. Conversions will include a 40% discount to the lower of (i) the average closing bid price of the Company’s common stock for the previous ten days of a conversion notice or (ii) the closing bid price on the date of the conversion notice. In December 2011, the Company received the first tranche of $66,000, net of the $9,000 broker fee, and executed a convertible promissory note and securities purchase agreement per the terms of the term sheet (see Note 4).  Additional closings, for the same amounts, were held in January (two closings) and March (one closing) 2012. The debentures contain an embedded derivative feature (see Note 9). In March 2012, the investor firm notified the Company that it has elected to terminate the term sheet and no further closings will occur.

In March 2012, the Company executed a term sheet with an investor firm whereby the firm would invest in the Company $53,000 in the form of a convertible promissory note, bearing interest at 8% per year, with a maturity date 9 months from the date issuance. A closing fee of $3,000 would be deducted from the tranche and the note would include a tiered prepayment penalty. The investor firm may process conversions after six months from the date of the closing. Conversions would include a 42% discount to the average closing bid price of the Company’s common stock for the previous ten days of a conversion notice, using the average of the three lowest trading prices. In April 2012, the Company received the tranche of $50,000, net of the $3,000 closing fee, and executed a convertible promissory note and securities purchase agreement per the terms of the term sheet. In May 2012, the investor firm invested an additional $32,500 in the Company governed by the terms of the term sheet and in the form of a convertible promissory note for $32,500. The Company received the second tranche of $30,000, net of a $2,500 closing fee, in May 2012. In July 2012, the investor firm invested an additional $42,500 in the Company governed by the terms of a July 2012 term sheet and in the form of a convertible promissory note for $42,500. The Company received the third tranche of $40,000, net of a $2,500 closing fee, in July 2012. In November 2012, the Company executed a new term sheet with the investor firm and received $30,000, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the terms of the term sheet. In December 2012, the Company executed a new term sheet with the investor firm and received $40,000, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the terms of the term sheet. In February 2013, the Company executed a new term sheet with the investor firm and received $40,000, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the terms of the term sheet (see Note 4). The Company recorded all of the closing fees of $13,000 in 2012 and $2,500 for the three months ended March 31, 2013, as deferred financing costs. The debentures contain an embedded derivative feature (see Note 9). For the three months ended March 31, 2013, the Company expensed $366 of financing expenses related to the deferred financing costs.

In November 2012, the Company executed a term sheet with an investor firm whereby the firm would invest in the Company $27,750 in the form of a convertible promissory note, bearing interest at 8% per year, with a maturity date 9 months from the date issuance. A legal fee of $2,750 would be deducted from the tranche and the note would include a tiered prepayment penalty. Conversions would include a 40% discount to the average closing bid price of the Company’s common stock for the previous ten days of a conversion notice, using the average of the two lowest trading prices. In December 2012, the Company received the tranche of $25,000, net of the $2,750 legal fee, and executed a convertible promissory note and securities purchase agreement per the terms of the term sheet. In February 2013, the Company executed a new term sheet with the investor firm and received $25,000, net of $2,750 in legal fees, and executed a convertible promissory note and securities purchase agreement per the terms of the term sheet (see Note 4). The debentures contain an embedded derivative feature (see Note 9).

Drawdown Equity Financing Agreement

On April 13, 2012, the Company entered into a Drawdown Equity Financing Agreement, together with a Registration Rights Agreement, with Auctus Private Equity Fund, LLC ("Auctus"), the selling stockholder. In October 2012, the Company elected to withdraw its Form S-1/A registration statement and terminate the Drawdown Equity Financing Agreement with Auctus.

Transfer of Debt

In September 2011, the Company formalized a debt settlement agreement with a consultant whereby the Company transferred $1,000,000 of debentures and aged debt to the consultant. The Company satisfied the debt sold to the consultant by issuing shares of the Company’s common stock to the consultant at a price of $0.005 per share for the first $100,000, $0.01 per share for the next $100,000, $0.015 per share for the third $100,000 and $0.01 per share for the remainder of the $1,000,000 of aged debt. In July 2011, the Company satisfied promissory notes of $50,000, plus accrued interest, in August 2011, the Company satisfied promissory notes of $32,500, plus accrued interest and in October 2011, the Company satisfied a related party convertible note of $10,000, plus accrued interest (see Note 6). In consideration of the debt transferred, the consultant received 6,500,000 shares, 4,112,500 shares and 3,133,746 shares of the Company’s unrestricted common stock in July, September and October 2011, respectively.

The Company also made available to the note holders the opportunity to offer financing to the Company through the sale of a total of 35,000,000 two year commitment warrants exercisable into shares of the Company's common stock at $0.02 per share for 15,000,000 warrants, $0.03 per share for 10,000,000 warrants and $0.04 per share for 10,000,000 warrants. For the three months ended December 31, 2011, the Company sold warrants for cash in the amount of $43,000 in September 2011 and $20,000 in October 2011. The consultant had also agreed to purchase $100,000 of additional restricted shares of the Company’s common stock commencing in October 2011, at $20,000 per tranche. As of March 31, 2013, no additional shares have been purchased.

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

Loan Repayment Agreement

In April 2009, the Company signed an agreement whereby two promissory notes executed with a distributor of its products were to be repaid from the proceeds of sales of the Company’s products sold by the distributor for the Company. In September 2009, the Company executed an additional promissory note with the distributor that is included in the loan repayment agreement. In May 2010, the Company executed an additional promissory note with the distributor that is included in the loan repayment agreement. In September 2012, the Company and the distributor executed an amendment to the March and April 2009 promissory notes whereby the Company would remit the accrued interest due on the notes, in the amount of $10,388, to the distributor by November 1, 2012. The payment was made in October 2012. For the three months ended March 31, 2013 and 2012, sales proceeds of $1,275 and $3,922, respectively, were applied to the balance of the notes (see Notes 6 and 10).

Forbearance Agreement

In December 2012, the Company executed a forbearance agreement with a note holder whereby the Company agreed to pay down an October 2009 promissory note in the amount of $18,750 plus accrued interest of $5,650, for a total amount of $24,400. The Company made the initial payment of $12,200 to the note holder in December 2012. The remaining payments of $6,100 each were made in January and February 2013 (see Note 6).

Assignment

In October 2010, the Company assigned the proceeds of six of the Company’s open receivables invoices, in the total amount of $20,761, to its CEO. The assignment was non-interest bearing and fee free with a due date for repayment of November 20, 2010. Partial repayments of the assignment were made in October 2010 for $4,218 and November 2010 for $4,125. The due date of the assignment has been extended to December 31, 2013 (see Note 7).

Due to Factor

In March 2007, the Company entered into a sale and subordination agreement with a factoring firm whereby the Company sold its rights to two invoices, from February 2007 and March 2007, totaling $470,200 to the factor.  Upon signing the agreement and providing the required disclosures, the factor remitted 65%, or $144,440, of the February 2007 invoice and a certain percentage of $53,010 of the March 2007 invoice to the Company.  The Company paid a $500 credit review fee to the factor relating to the agreement.  Per the terms of the agreement, once the Company’s client remits the invoice amount to the factor, the factor deducts a discount fee from the remaining balance of the factored invoices and forwards the net proceeds to the Company.  The discount fee is computed as a percentage of the face amount of the invoice as follows: 2.25% fee for invoices paid within 30 days of the down payment date with an additional 1.125% for each 15 day period thereafter. In September 2007, the February 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In December 2007, the March 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In February 2008, the Company and the factor agreed to a total settlement amount of $75,000, which was scheduled to be paid by the Company to the factor in September 2008 unless both parties mutually agreed to extend the due date. In September 2008, the Company and the factor reached a verbal agreement to extend the due date to December 31, 2008. The Company is pursuing a further extension. As of March 31, 2013, the balance due to the factor by the Company was $209,192 including interest.

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

The Series B Preferred Stock shall have preferential liquidation rights in the event of any liquidation, dissolution or winding up of the Company, such liquidation rights to be paid from the assets of the Company not delegated to parties with greater priority at $1.00 per share or, in the event an aggregate subscription by a single subscriber of the Series B Preferred Stock is greater than $100,000,000, $0.997 per share. The Series B Preferred Stock shall be convertible to a number of shares of common stock equal to the price of the Series B Preferred Stock divided by the par value of the Series B Preferred Stock. The option to convert the shares of Series B Preferred Stock may not be exercised until three months following the issuance of the Series B Preferred Stock to the recipient shareholder. The Series B Preferred Stock shall have ten votes on matters presented to the shareholders of the Company for one share of Series B Preferred Stock held. The initial price of the Series B Preferred Stock shall be $2.50, (subject to adjustment by the Company’s Board of Directors) until such time, if ever, the Series B Preferred Stock are listed on a secondary and/or public exchange.  As of March 31, 2013, no shares of Series B Preferred Stock have been issued.

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

In May 2013, an increase of the authorized shares of the Company’s common stock from seven hundred fifty million (750,000,000) to one billion, five hundred million (1,500,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to the Company’s Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in May 2013.

Issuance of Common Stock for Services

In December 2009, the Company entered into a retainer agreement with an attorney, whereas the attorney acts as house counsel for the Company with respect to all general corporate matters.  The agreement is at will and required a payment of 100,000 shares of common stock, valued at $0.05 per share, due upon execution. Commencing on January 1, 2010, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market. In December 2012, the Company recorded $19 in legal fees related to the agreement, as common stock to be issued. The 7,500 shares of restricted common stock were issued in February 2013. For the three months ended March 31, 2013 and 2012, the Company issued 7,500 shares of restricted common stock, valued at $71, and 7,500 shares of restricted common stock, valued at $113, respectively, all of which have been expensed as legal fees, related to the agreement.

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

In November 2011, the Company entered into a consulting agreement with a firm whereby the consultant will receive a success fee, in the form of restricted shares of the Company’s common stock, of 6% of all monies invested in the Company as a result of a term sheet the Company executed with an investor firm in November 2011. In December 2011, the consultant received 343,511 shares of the Company’s common stock, valued at $4,500 and all of which has been expensed as consulting fees, as a result of the first investor tranche of $75,000. In December 2011, the consultant received 343,511 shares of the Company’s common stock, valued at $4,500, as a result of the first investor tranche of $75,000. In January 2012, the consultant received 264,705 shares of the Company’s common stock, valued at $4,500, as a result of the second investor tranche of $75,000. In February 2012, the consultant received 276,073 shares of the Company’s common stock, valued at $4,500, as a result of the third investor tranche of $75,000. In March 2012, the consultant received 321,428 shares of the Company’s common stock, valued at $4,500, as a result of the fourth investor tranche of $75,000 (see Note 10). The value of all of the shares issued was expensed as consulting fees.

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

In March 2013, the consultant received 552,526 shares of the Company's common stock, valued at $1,500, for payment of three months of services. The value of all of the shares issued has been expensed as consulting fees (see Note 10).

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

In March 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on March 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The shares were issued in April 2009. For the three months ended March 31, 2013 and 2012, the Company expensed $0 and $417, respectively, of financing expenses related to the shares (see Note 6).

In April 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on April 10, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. For the three months ended March 31, 2013 and 2012, the Company expensed $0 and $417, respectively, of financing expenses related to the shares (see Note 6).

In May 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on May 27, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The shares were issued in June 2009. For the three months ended March 31, 2013 and 2012, the Company expensed $0 and $250, respectively, of financing expenses related to the shares (see Note 6).

In June 2009, the Company executed a promissory note for $25,000, bearing interest at 10% per annum, maturing on June 8, 2012. Per the terms of the promissory note, the note holder purchased one unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in June 2009. For the three months ended March 31, 2013 and 2012, the Company expensed $0 and $125, respectively, of financing expenses related to the shares (see Note 6).

In June 2009, the Company executed a promissory note for $75,000, bearing interest at 10% per annum, maturing on June 12, 2012. Per the terms of the promissory note, the note holder purchased three units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 150,000 shares of common stock. The shares were issued in August 2009. For the three months ended March 31, 2013 and 2012, the Company expensed $0 and $500, respectively, of financing expenses related to the shares (see Note 6).

In July 2009, the Company executed a promissory note for $35,000, bearing interest at 10% per annum, maturing on July 14, 2012. Per the terms of the promissory note, the note holder purchased 1.4 units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 70,000 shares of common stock. The shares were issued in August 2009. For the three months ended March 31, 2013 and 2012, the Company expensed $0 and $233, respectively, of financing expenses related to the shares (see Note 6).

In August 2009, the Company executed a promissory note for $25,000, bearing interest at 10% per annum, maturing on August 18, 2012. Per the terms of the promissory note, the note holder purchased one unit consisting of a 10% promissory note of $25,000 and 75,000 restricted shares of the Company’s common stock, at market price. The shares were issued in August 2009. For the three months ended March 31, 2013 and 2012, the Company expensed $0 and $250, respectively, of financing expenses related to the shares (see Note 6).

In September 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on September 2, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. For the three months ended March 31, 2013 and 2012, the Company expensed $0 and $458, respectively, of financing expenses related to the shares (see Notes 6 and 10).

In October 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on October 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 82,000 restricted shares of the Company’s common stock, valued at $0.10 per share, for a total of 164,000 shares of common stock. The shares were issued in November 2009 (see Note 6).

In October 2009, the Company executed a promissory note for $18,750, bearing interest at 10% per annum, maturing on October 27, 2012. Per the terms of the promissory note, the note holder purchased three/fourths of one unit with each unit consisting of a 10% promissory note of $25,000 and 133,333 restricted shares of the Company’s common stock, valued at $0.10 per share, for a total of 100,000 shares of common stock (see Note 6).

In December 2009, the Company executed a promissory note for $7,500, bearing interest at 10% per annum, maturing on December 4, 2012. As consideration for executing the note, the Company issued 150,000 shares of restricted common stock, valued at $0.10 per share, to the note holder. For the three months ended March 31, 2013 and 2012, the Company expensed $0 and $1,250, respectively, of financing expenses related to the shares (see Note 6).

In March 2010, the Company executed a promissory note for $50,000 with its CEO, bearing interest at 10% per annum, maturing on April 30, 2010. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, valued at $0.025 per share and expensed in 2010, for a total of 100,000 shares of common stock. In January 2013, the note was extended to December 31, 2013 (see Note 7).

In April 2010, the Company executed a promissory note for $80,000, bearing interest at 10% per annum, maturing on July 23, 2010. As consideration for executing the note, the Company issued 500,000 shares of restricted common stock, valued at $0.021 per share and expenses in 2010, to the note holder. On May 2, 2011, the Company repaid $10,000 of the note balance to the note holder. Per the terms of a settlement agreement that the Company executed with the note holder in January 2012, the Company issued 5,058,060 restricted shares of its common stock, valued at $0.0165 per share to the note holder as settlement of the remaining note balance of $70,000 plus accrued interest (see Notes 6 and 11 below).

In May 2010, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on May 21, 2013. As consideration for executing the note, the Company issued 200,000 shares of restricted common stock, valued at $0.009 per share, to the note holder. For the three months ended March 31, 2013 and 2012, the Company expensed $150 and $150, respectively, of financing expenses related to the shares (see Notes 6 and 10).

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

Issuance of Common Stock for the Sale and Settlement of Debt

Per the terms of a debt purchase agreement that the Company formalized with a consultant in September 2011, the Company issued 6,500,000 unrestricted shares of its common stock, valued at $0.005 per share, in July 2011, 4,112,500 unrestricted shares of its common stock, valued at $0.005 per share, in September 2011, and 3,133,746 unrestricted shares of its common stock, valued at $0.005 per share, in October 2011 to the consultant for the sale and retirement of certain promissory notes and convertible related party promissory notes (see Notes 6, 7 and 10).

Per the terms of a settlement agreement that the Company executed with the estate of a deceased note holder in November 2011, the Company issued 1,344,086 restricted shares of its common stock, valued at $0.0186 per share, in December 2011, to two beneficiaries of the estate for the settlement of a promissory note (see Note 6).

Per the terms of a settlement agreement that the Company executed with its former President in January 2012, the Company issued 1,498,214 restricted shares of its common stock, valued at $0.014 per share to its former President for settlement of accrued interest owed (see Note 10).

Per the terms of a settlement agreement that the Company executed with a note holder in January 2012, the Company issued 5,058,060 restricted shares of its common stock, valued at $0.0165 per share to the note holder for settlement of a promissory note and accrued interest (see Notes 6 and 11 above).

Conversions to Common Stock

For the three months ended March 31, 2013, the Company received a conversion notice from ICG to convert $11,280 of the January 3, 2012 note into 10,000,000 unrestricted shares of the Company's common stock. The conversion was processed on January 24, 2013 at a conversion price of $0.001128 per share (see Note 4).

For the three months ended March 31, 2012, ICG had no conversions.

For the three months ended March 31, 2013, the Company received conversion notices from Asher to convert the balance of the note due on February 8, 2013 of $8,500, and accrued interest of $1,300, and the balance of the note due on April 30, 2013 of $42,500, and accrued interest of $1,700, into 52,277,512 unrestricted shares of the Company's common stock, at conversion prices from $0.00095 to $0.0014 per share. The conversions were processed on January 3, 2013 for $9,800 into 7,000,000 shares at a conversion price of $0.0014 per share, on January 28, 2013 for $15,000 into 15,000,000 shares at a conversion price of $0.001 per share, on February 4, 2013 for $12,000 into 12,631,579 shares at a conversion price of $0.00095 per share, on February 11, 2013 for $14,000 into 14,736,842 shares at a conversion price of $0.00095 per share and on February 15, 2013 for $3,200 into 2,909,091 shares at a conversion price of $0.0011 per share (see Note 4).

For the three months ended March 31, 2012, Asher had no conversions.

For the three months ended March 31, 2013 and 2012, Auctus had no conversions.

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

In July 2012, the Company sold to two individuals certain units which contained restricted common stock and warrants. The Company issued 14,492,393 shares of its common stock at $0.0047 per share for 10,570,824 shares and $0.0064 per share for 3,921,569 shares. The Company also issued warrants to purchase a total of 7,246,197 shares of its common stock, exercisable at $0.02 per share that expires in July 2015.

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

Issuance of Warrants for Financing and Acquiring Services

In connection with consulting agreements, the Company issued warrants for 14,990,950 shares to consultants, all of which were deemed earned upon issuance, as of March 31, 2013 (see Note 10). The fair value of these warrants granted, estimated on the date of grant using the Black-Scholes option-pricing model, was $1,003,878, which has been recorded as consulting expenses.

The table below summarizes the Company’s non-derivative warrant activities through March 31, 2013:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2011	240,968,467	$0.0040-10.0000	$0.0500	$2,742,658	$-

Granted	30,120,505	0.0200-0.0400	0.0300	88,850	-
Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	(8,085,310)	0.004-5.5000	0.2100-	(1,305,717)	-
Balance, December 31, 2012	263,003,662	$0.0015-10.0000	$0.0490	$1,525,791	$-

Granted	(-)	-	-	-	-
Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	(-)	-	-	-	-
Balance, March 31, 2013	263,003,662	$0.0015-10.0000	$0.0490	$1,525,791	$-

Vested and exercisable, March 31, 2013	263,003,662	$0.0015-10.0000	$0.0490	$1,525,791	$-

Unvested, March 31, 2013	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2013:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$10.0000	8,050	1.46	$10.0000	8,050	1.46	$10.0000

$0.0150-0.8000	262,995,612	2.05	$0.050	262,995,612	2.05	$0.05

$5.00 - $7.50	263,003,662	2.05	$0.050	263,003,662	2.05	$0.05

Issuance of Stock Options to Parties Other Than Employees for Acquiring Goods or Services

In January 2013, the Company awarded options to purchase 10,000,000 shares of its common stock to NetLabs, Inc. in exchange for the assignment of the entire right, title and interest in and to the “Out-of-Band Patent” (see Note 1).  The Options were valued at $0.002 per share, or $18,000, which was recorded as cost basis of Patent.

The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

January 30, 2013

Expected life (year)	10.00

Expected volatility	142.00%

Risk-free interest rate	2.03%

Expected annual rate of quarterly dividends	0.00%

As of March 31, 2013, options to purchase an aggregate of 12,000,000 shares of its common stock for non-employees were outstanding. The exercise price of the options to purchase 2,000,000 and 10,000,000 shares its common stock is $0.006 and $0.002,respectively, yielding a weighted average exercise price of $0.003. In January 2013, options to purchase an aggregate of 760,000 of the Company's common stock at $3.60 per share were cancelled per an agreement executed with NetLabs, Inc. Also in January 2013, options to purchase an aggregate of 1,889 of the Company's common stock, at $9.00 per share, expired.

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

Options awarded in January 2013

On January 3, 2013, the Company awarded options to purchase 5,000,000 shares of its common stock to the Company’s management team and employees exercisable at $0.0023 per share expiring ten (10) years from the date of grant vesting over an eight month period.

The Company estimated the fair value of 2013 options on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

January 3, 2013

Expected life (year)	10.00

Expected volatility	154.00%

Risk-free interest rate	1.92%

Expected annual rate of quarterly dividends	0.00%

The table below summarizes the Company’s 2004 Incentive Plan and 2012 Stock Incentive Plan activities through March 31, 2013:

	Number of Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2011	140,027,309	$0.0025-10.0000	$0.0140	$3,214,621	$-

Granted	-	-	-	-	-
Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	-	-	-	-	-
Balance, December 31, 2012	140,027,309	$0.0025-10.0000	$0.0140	$3,214,621	$-

Granted	5,000,000	$0.0023	$0.0023-	$10,000	-
Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	(6,100,012)	$0.02-0.08	$0.06	$(365.550)	-
Balance, March 31, 2013	138,927,297	$0.0023-10.0000	$0.0130	$2,859,071	$-

Vested and exercisable, March 31, 2013	135,802,297	$0.0023-10.0000	$0.0130	$2,852,821	$-

Unvested, March 31, 2013	3,125,000	$0.0023	$0.0023	$6,250	$-

As of March 31, 2013, options to purchase an aggregate of 138,927,297 shares of common stock were outstanding under the 2004 incentive plan and 2012 Stock Incentive Plan and 161,072,703 shares were available for future issuance.

The following table summarizes information concerning 2004 Incentive plan and 2012 Stock Incentive Plan as of March 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$10.0000	37,500	1.40	$10.0000	37,500	1.40	$10.0000

$1.0000	105,000	3.261	$1.0000	105,000	3.26	$1.0000

$0.0025-0.3750	133,784,797	2.75	$0.0100	133,784,797	2.75	$0.0100

$0.0023	5,000,000	9.75	0.0023	5,000,000	9.75	0.0023

$0.0023-10.0000	138,927,297	3.00	$0.0130	133,927,297	3.00	$0.0130

Note 13 - Concentration of Credit Risk

Credit Risk Arising from Financial Instruments

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of March 31, 2013, substantially all of the Company’s cash and cash equivalents were held by major financial institutions from time to time and the balance at certain accounts may exceed the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”).  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Customers and Credit Concentrations

Revenue concentrations and the accounts receivables concentrations are as follows:

	Net Sales for the Three Months Ended		Accounts Receivable at
	March 31, 2013	March 31, 2012	March 31, 2013	December 31, 2012

Customer A	50.4%	58.0%	58.5%	87.6%

Customer B	21.7%	21.6%	25.2%	-%

Customer C	15.9%	11.6%	-%	-%

	88.0%	91.2%	83.7%	87.6%

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

Convertible Notes Payable

In April 2013, the Company executed a securities purchase agreement and convertible note for $42,500, bearing interest at 8% per annum, maturing on January 24, 2014, per a term sheet executed in March 2013 with an investor firm. A closing fee of $2,500 was deducted from the tranche and the note included a tiered prepayment penalty. The investor firm may process conversions after six months from the date of the closing. Conversions will include a 42% discount to the average closing bid price of the Company’s common stock for the previous ten days of a conversion notice, using the average of the three lowest trading prices .

In April 2013, the Company executed a convertible note for $25,000, bearing interest at 8% per annum, maturing on November April 23, 2014. The note holder may process conversions after six months from the date of the closing. Conversions will include a 40% discount to the closing bid price of the Company’s common stock on the day prior to the conversion.

Consulting Agreement

In January 2013, the Company executed a consulting agreement with a firm whereby the consultant will assist the Company in obtaining financing. The Company will pay the consultant a success finder's fee of 10% cash and 10% in warrants to purchase shares of the Company's common stock at a 20% discount. The warrants have a four-year term and six-month vesting period and are not cashless.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION REGARDING FORWARD-LOOKING INFORMATION

 Included in this interim report are "forward-looking" statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA") as well as historical information. Some of our statements under "Business," "Properties," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations,"" the Notes to Financial Statements and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled "Risk Factors." Forward-looking statements include those that use forward-looking terminology, such as the words "anticipate," "believe," "estimate," "expect," "intend," "may," "project," "plan," "will," "shall," "should," and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. We claim the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.

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

Background

StrikeForce Technologies, Inc. is a software development and services company that offers a suite of integrated computer network security products using proprietary technology. StrikeForce Technical Services Corporation was incorporated in August 2001 under the laws of the State of New Jersey. On September 3, 2004, the stockholders approved an amendment to the Certificate of Incorporation to change the name to StrikeForce Technologies, Inc. On November 15, 2010, we re-domiciled under the laws of the State of Wyoming. We initially conducted operations as an integrator and reseller of computer hardware and telecommunications equipment and services until December 2002.  In December 2002, and formally memorialized in September 2003, we acquired certain intellectual property rights and patent pending technology from NetLabs.com, Inc. (“NetLabs”) including the rights to further develop and sell their principal technology. In addition, certain officers of NetLabs joined our company as officers and directors of our company. We subsequently changed our name to StrikeForce Technologies, Inc., under which we have conducted our business since August 2003. Our ongoing strategy is developing and marketing our suite of network security products to the corporate, financial, healthcare, government, technology, insurance, e-commerce and consumer sectors. We plan to continue to grow our business primarily through our globally expanding network and internally generated sales, rather than by acquisitions. We have no subsidiaries and we conduct our operations from our corporate office in Edison, New Jersey.

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

In November 2010, we received notice that the United States Patent and Trademark Office (“USPTO”) had issued an official Notice of Allowance for the patent application for the technology relating to our ProtectID® product, titled "Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System". In January 2011, we received notice that the USPTO issued the Company Patent No. 7,870,599.  This “Out-of-Band” Patent went through a USPTO Re-Examination process starting on January 11, 2011 and concluded on December 27, 2011, with all of our patent claims remaining intact and eight additional patent claims being added. In 2011, we submitted an additional continuation patent on the “Out-of-Band” Patent, with approximately forty additional Company claims now pending. The technology we developed and use in our GuardedID® product is the subject of a pending patent application.  In December 2011, we executed an exclusive agreement with an agent to represent us in enforcing the “Out-of-Band” Patent. We terminated that exclusive agreement in September 2012.

In January 2013, we were assigned the entire right, title and interest in and to the “Out-of-Band Patent” (Patent No. 7,870,599) from NetLabs, with the agreement of the developer, and the assignment was recorded with the USPTO.

In February 2013, we executed a retainer agreement with our patent attorneys to aggressively enforce our patent rights as “Out-of-Band Authentication” is becoming the standard for authenticating consumers in the financial and other markets. Our attorneys have initiated court filings in order to protect our “Out-of-Band Patent” rights. We also expect to initiate further litigation against our potential “Out-of-Band” Patent infringers.

In February 2013, our patent attorneys submitted a new “Out-of-Band” Patent continuation, which is now our second “Out-of-Band” continuation patent pending.

In March 2013, our patent attorneys submitted a new “Methods and Apparatus for securing user input in a mobile device” Patent, which is now patent pending. Our MobileTrust® product is the invention supporting the patent pending.

We completed the development of our ProtectID® platform at the end of June 2006, we completed the core development of our keyboard encryption and anti-keylogger product, GuardedID®, in December 2006 and continue the development of our new mobile product, MobileTrust®, with continuous enhancements to all, which the first two are currently being sold and distributed. Our suite of products is targeted to the financial, e-commerce, corporate, government, healthcare, insurance, technology, and consumer sectors. We seek to locate customers in a variety of ways. These include contracts primarily with value added resellers and distributors (both inside the United States and internationally), direct sales calls initiated by our internal staff, exhibitions at security and technology trade shows, through the media, through consulting agreements, and through our own and agent relationships. Our sales generate revenue either as an Original Equipment Manufacturer (“OEM”) model, through a Hosting/License agreement, bundled with other company’s products or through direct purchase by customers. We price our products for cloud consumer transactions based on the number of transactions in which our software products are utilized. We also price our products for business applications based on the number of users. These pricing models provide our company with one-time, monthly, quarterly and yearly recurring revenues. We are also generating revenues from annual maintenance contracts, renewal fees and expect, but cannot guarantee, an increase in revenues based upon the execution of various agreements that we have recently closed and are being implemented.

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

We generated all of our revenues of $160,991, for the three months ended March 31, 2013, compared to $184,654 for the three months ended March 31, 2012, from the sales of our security products. We market our products globally to financial service firms, healthcare related companies, e-commerce companies, government agencies, the enterprise market in general, and with virtual private network companies, as well as technology service companies that service all the above markets. We seek such sales through our own direct efforts and primarily through distributors, resellers and third party agents internationally. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in production installations and pilot projects with various distributors, resellers and direct customers, as well as having reached additional reseller agreements with strategic vendors internationally, including Canada, South America, Europe, Asia, Africa and the Pacific Rim. Our GuardedID® product is also being sold directly to consumers, primarily through the Internet as well as distributors, resellers, third party agents and potential OEM agreements by bundling GuardedID® with their products (providing a value-add to their own products and offerings).

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

Our executive office is located at 1090 King Georges Post Road, Suite 603, Edison, NJ 08837. Our telephone number is (732) 661-9641. We have 7 employees. Our Company’s website is www.strikeforcetech.com.  We are not including the information contained in our website as part of, nor should the information be relied upon or incorporated by reference into, this Report on Form 10-Q.

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

Our primary target markets include financial services such as banks and insurance companies, healthcare providers, government agencies through integrators, technology platforms, e-commerce based services companies, telecommunications and cellular carriers, technology software companies, government agencies and consumers, especially for our mobile and keystroke encryptions products. We are focusing our concentration on cyber security and data breach strategic problem areas, such as where compliance with financial, healthcare and government regulations are key and stolen passwords are used to acquire private information illegally. In the fourth quarter of 2011, we executed a multi-year contract with a major US financial lender who utilizes our ProtectID® solution for its over 12,000,000 employees, administrators and consumers. The contract became revenue producing in the fourth quarter of 2011. In the first quarter of 2012, we executed a multi-year contract with a healthcare facility who utilizes our ProtectID® solution for its employees and administrators. The contract became revenue producing in the first quarter of 2012. During the second half of 2012 StrikeForce signed on additional distributors and resellers for which we started to generate revenues in 2013, as they implemented their sales strategies for our products.

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

3. Application Service Provider (ASP) Partners: Our certified SAS 70 third party service provides a hosting platform that facilitates faster implementations at competitive prices for our Cloud Service option (although no revenues were recognized in the first quarter of 2013).

4. Original Equipment Manufacturers (OEM): SFT products are sold to other security technology vendors that integrate ProtectID® and GuardedID® into their products (bundling) and services providing for monthly increasing recurring revenues.

5. Internet sites that sell GuardedID® to consumers and small enterprises, such as affiliates.

6. Technology and other providers and resellers, agents and distributors interested in purchasing and or selling our new MobileTrust® cyber solution for all mobile devices, initially for all Apple and Android devices.

Our cloud service provider is Hosting.com and we have been under contract with them since December 2007 when we executed an agreement with a nationwide premier data center and co-location services provider who functions as an Application Service Provider for our ProtectID® and GuardedID® products, which require a secondary server used for the “Out-of-Band” two-factor authentication technology. We believe that this relationship improves the implementation time, reduces the cost and training requirements, and allows for ease of scalability on an as needed basis. The cloud site is also SAS 70 (Statement on Auditing Standards (SAS) No. 70,) certified, which is critical to providing a secure compliant service that is required by most of our clients. Our agreement with the services provider was for a one-year (1) term, initially ending in December 2008 and renewing automatically for one-year (1) terms, and is still in effect. The relationship can be terminated by either party on sixty days written notice. The cloud service is compensated by our Company based on a flat monthly fee per the terms of the contract that can increase as we require additional services.

Intellectual Property

 In December 2011, we executed an exclusive agreement with an agent to represent us in enforcing the “Out-of-Band” patent. We terminated that exclusive agreement in September 2012. We are now working with our patent attorneys to aggressively enforce our patent rights per the terms of a retainer agreement executed in February 2013. Our patent attorneys also filed a second “Out of Band” continuation patent that is now patent pending.

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

Business Strategy

We expect to incur significant additional costs before we become profitable. We anticipate that most of the costs that we incur will be related to salaries, professional fees, marketing, sales and research & design. We anticipate that we will increase our sales force by approximately one full-time employee and our technology staff by approximately two employees during the next twelve months. At the present time, our monthly cash expenditure burn rate is approximately $110,000 per month. We expect that our monthly cash usage for operations will increase in the future due to contracted and anticipated increased volumes and the preceding additions. We anticipate that the area in which we will experience the greatest increase in operating expenses is in marketing, selling, advertising, payroll related to sales and product support, technology and global strategic business consulting subject to cash availability. We are committed to maintaining our current level our operating costs until we earn the level of revenues needed to absorb any potential increase in costs.

Our primary strategy over the remainder of fiscal 2013  is to focus on the growth and support of our channel partners, including distributors, resellers and original equipment manufacturers (OEMs). Secondly, our internal sales team will target potential direct sales in industries that management believes provides the greatest potential for sales. These include small to medium sized financial institutions, government agencies, e-commerce, healthcare and enterprise businesses. We are also executing agreements with strategic resellers and distributors for marketing, selling and supporting our products internationally. It is our intention to ultimately utilize distributors, resellers and agents to generate the bulk of our sales internationally, realizing that this strategy will take time to nurture. There can be no assurance, however, that we will succeed in implementing our sales strategy. Although management believes that there is an increasingly strong market for our products as the need for cyber security increases globally, we have not generated substantial revenue from the sale of our principal products and there is no assurance we can secure a market sufficient to permit us to achieve profitability in the next twelve months.

Competition

The software development and services market is characterized by innovation and competition. There are several well-established companies within this market that offer network security systems in our product markets and newer companies with emerging technologies. We believe that our patented “Out-of-Band” multi-factor identity authentication platform is an innovative, secure, adaptable, competitively priced, integrated network authentication system. The main features of ProtectID® include: an open architecture “Out-of-Band” platform for user authentication; operating system independence; biometric layering; mobile authentication; secure website logon; Virtual Private Network (“VPN”) access; domain authentication and multi-level authentication. Unlike other techniques for increased network security, ProtectID® does not rely on a specific authentication device or method (e.g., phone, tokens, smart cards, digital certificates or biometrics, such as a retinal or fingerprint scan). Rather ProtectID® has been developed as an “open platform” that incorporates an unlimited number of authentication devices and methods. For example, once a user has been identified to a computer network, a system deploying our ProtectID® authentication system permits the “Out-of-Band” authentication of that user by a telephone, iPhone, iPad, Blackberry, PDA, email, hard token, SSL client software, a biometric device such as a voice biometric, or others, before that user is permitted to access the network. By using “Out-of-Band” authentication methods, management believes that ProtectID®, now patented and supported through our initiated litigation, with plans for additional litigation, provides a competitive product for customers with security requirements greater than typical name and password schemes for virtual private networks and computer systems with multiple users at remote locations, as examples. We also believe that our keystroke encryption product, GuardedID®, offers an additional competitive edge for network security and e-commerce applications that should provide greater levels of security and the ability to evolve over time based on newer technologies when made available. GuardedID® is critical to help prevent key logging viruses, one of the largest sources of cyber attacks. GuardedID® also is protected with a patent pending. Our newest product, MobileTrust®, is ideal for bringing the functionality of our other two products, especially including keystroke encryption, to all mobile devices, with initial focus on all Apple and Android devices. Considering the features and functions, all of our cyber solutions have limited competition based on our products’ ability to protect individual identities and computers/devices against some of the most dangerous present threats. This product is also protected with a patent pending.

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

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012

Revenues for the three months ended March 31, 2013 were $160,991 compared to $184,654 for the three months ended March 31, 2012, a decrease of $23,663 or 12.8%. The decrease in revenues was primarily due to the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology relating to our initiated litigation with one of our channel partners, WhiteSky, Inc. ("WhiteSky").

Revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign on fees, and recurring transaction revenues. Hardware sales for the three months ended March 31, 2013 were $6,947 compared to $0 for the three months ended March 31, 2012, an increase of $6,947. The increase in hardware revenues was primarily due to the increase in our sales of our one-time-password token key-fobs.  Software, services and maintenance sales for the three months ended March 31, 2013 were $154,044 compared to $184,654 for the three months ended March 31, 2012, a decrease of $30,610. The decrease in software, services and maintenance revenues was primarily due to the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology relating to our initiated litigation with WhiteSky.

Cost of revenues for the three months ended March 31, 2013 was $5,407 compared to $2,986 for the three months ended March 31, 2012, an increase of $2,421, or 81.1%. The increase resulted primarily from the increase in our sales of our one-time-password token key-fobs. Cost of revenues as a percentage of total revenues for the three months ended March 31, 2013 was 3.4% compared to 1.6% for the three months ended March 31, 2012. The increase resulted primarily from the increase in our sales of our one-time-password token key-fobs.

Gross profit for the three months ended March 31, 2013 was $155,584 compared to $181,668 for the three months ended March 31, 2012, a decrease of $26,084, or 14.4%. The decrease in gross profit was primarily due to the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology.

Research and development expenses for the three months ended March 31, 2013 were $84,500 compared to $84,500 for the three months ended March 31, 2012. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative (“SGA”) expenses for the three months ended March 31, 2013 were $262,345 compared to $337,439 for the three months ended March 31, 2012, a decrease of $75,094 or 22.3%. The decrease was due primarily to the decrease in professional fees we expensed in the quarter. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other (income) expense for the three months ended March 31, 2013 was $459,512 as compared to $57,672 for the three months ended March 31, 2012, representing an increase in other expense of $401,840, or 697%. The increase was primarily due to an increase in interest expense and the change in the fair value of the derivatives relating to a portion of our secured and unsecured convertible debenture balance.

Our net loss for the three months ended March 31, 2013 was $650,773 compared to a net loss of $297,943 for the three months ended March 31, 2012, an increase of $352,830, or 118%. The increase in our net loss was due primarily to the increase in interest expense and the change in the fair value of the derivatives relating to a portion of our secured and unsecured convertible debenture balance.

Liquidity and Capital Resources

Our total current assets at March 31, 2013 were $175,962, which included cash of $24,304, as compared with $286,516 in total current assets at December 31, 2012, which included cash of $133,279. Additionally, we had a stockholders’ deficit in the amount of $11,001,746 at March 31, 2013 compared to a stockholders’ deficit of $10,484,588 at December 31, 2012.  We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. The liabilities include a computed liability for the fair value of derivatives of $621,504, which will only be realized on the conversion of the derivatives, or settlement of the debentures.

We financed our operations during the three months ended March 31, 2013 primarily through the sale and issuance of debt in the aggregate amount of $70,250 and through recurring revenues from our ProtectID®, and GuardedID® technology, in the aggregate amount of $160,991. Management anticipates that we will continue to rely on equity and debt financing, at least in the near future, to finance our operations. While management believes that there will be a substantial percentage of our sales generated from our GuardedID® product and there are an increasing number of customers for our patented ProtectID® product, we will continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market continues to grow, with increasing marketing efforts, management believes, but cannot guarantee, we will continue to attain greater numbers of customers and the concentrations could decrease over time. Until this is accomplished, management will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing commitments of expenditures and until our sales revenue can provide greater liquidity.

Our number of common shares outstanding increased from 362,808,206 shares at the year ended December 31, 2012 to 425,653,244 at the three months ended March 31, 2013, an increase of 63.9%. The increase in the number of common shares outstanding was due to common shares issued related to the issuance, conversion and settlement of debt, equity financing and consulting obligations, which, consequently, reduced our total outstanding debt.

We have historically incurred losses and we anticipate, but cannot guarantee, that we will not generate any significant revenues until the third quarter of 2013 or later. Our operations presently require funding of approximately $110,000 per month. Management believes, but cannot provide assurances, that we will be cash flow positive by the end of 2013, or shortly thereafter, based on recently executed and announced contracts and potential contracts that we anticipate closing throughout 2013 in the financial industry, technology, insurance, enterprise, healthcare, government, and consumer sectors in the United States, Latin America, Europe, Africa and the Pacific Rim. There can be no assurance, however, that the sales anticipated will materialize or that we will achieve the profitability we have forecasted.  Management also recognizes the consequences of the current world economic developments and the possible volatile effect on currency rates resulting from revenues derived from foreign markets.

Increase in Authorized Shares

In May 2013, an increase of the authorized shares of our common stock from seven hundred fifty million (750,000,000) to one billion, five hundred million (1,500,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to our Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in May 2013.

SUMMARY OF OUR OUTSTANDING SECURED CONVERTIBLE DEBENTURES

At March 31, 2013, $542,588 in aggregate principal amount of the DART Limited ("DART"), custodian for Citco Global Custody NV (“Citco Global”) as of July 2012, debentures, as assigned by YA Global and Highgate in April 2009, were issued and outstanding.

During the three months ended March 31, 2013, DART had no conversions.

The DART secured convertible debentures are fully matured. We have been in contact with the note holder who has indicated that it has no present intention of exercising its right to convert the debentures into restricted shares of our common stock. The note holder has advised us that it currently is willing to wait until it receives a buyout offer from us.

During the three months ended March 31, 2013, we issued unsecured convertible notes in an aggregate total of $70,250 to three unrelated parties pursuant to the terms and conditions of term sheets executed with investor firms  at various times during 2013. Additionally, during the three months ended March 31, 2013, two investor firms converted $62,280 of convertible notes and $3,000 of accrued interest into 62,277,512 unrestricted shares of our common stock pursuant to an exemption provided under Regulation D of the Securities Act of 1933 (See Part II, Item 2). The conversion prices ranged from $0.00095 per share to $0.0014 per share. Additionally, during the three months ended March 31, 2013, we repaid a total of $2,500 of unsecured convertible notes to one unrelated party.

During the three months ended March 31, 2013, we repaid a total of $7,824 of unsecured notes and $5,650 of accrued interest to two unrelated parties.

Summary of Funded Debt

As of March 31, 2013, our company’s open unsecured promissory note balance was $2,353,016, net of discount on promissory notes of $1,298, listed as follows:

•

$275,000 to an unrelated individual – current portion

•

$81,814 to an unrelated company - current portion

•

$210,000 to an unrelated company - current portion

•

$1,650,000 to twenty unrelated individuals through term sheet with the StrikeForce Investor Group – current portion

•

$137,500 to an unrelated company - current portion

As of March 31, 2013, our company’s open unsecured related party promissory note balances were $722,638, listed as follows:

•

$722,638 to our CEO – current portion

As of March 31, 2013, our company’s open convertible secured note balances were $542,588, listed as follows:

•

$542,588 to DART (custodian for Citco Global and as assigned in 04/09 by YA Global and Highgate House Funds, Ltd.)

As of March 31, 2013, our company’s open convertible note balances were $1,427,389, net of discount on convertible notes of $144,145, listed as follows:

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

•

$44,255 to an unrelated individual (01/06 unsecured debenture) – current portion

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

•

$128,767 to un unrelated company (01/12 unsecured debentures) - current portion

•

$75,000 to un unrelated company (03/12 unsecured debenture) - current portion

•

$32,500 to un unrelated company (11/12 unsecured debenture) - current portion

•

$27,750 to un unrelated company (11/12 unsecured debenture) - current portion

•

$42,500 to un unrelated company (12/12 unsecured debenture) - current portion

•

$42,500 to un unrelated company (02/13 unsecured debenture) - current portion

•

$27,750 to un unrelated company (02/13 unsecured debenture) - current portion

As of March 31, 2013, our company’s open convertible note balances - related parties were $355,500, listed as follows:

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

As reflected in the accompanying financial statements, we had a working capital deficiency of $11,015,145 and $10,481,937 and deficits in stockholders’ equity of $11,001,746 and $10,484,588 at March 31, 2013 and December 31, 2012, respectively, and net losses of $650,773 and $297,943 and net cash used in operating activities of $168,901 and $305,010 for each of the three months ended March 31, 2013 and 2012.  These factors raise substantial doubt about our ability to continue as a going concern.

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

Additional Information

You are advised to read this Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

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

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”), of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2013. Based upon that evaluation, our CEO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) as of March 31, 2013. Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base their assessment.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following four material weaknesses which have caused management to conclude that, as of March 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the three months ending March 31, 2013.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 25, 2013 we filed a complaint In The United States District Court For The District Of New Jersey (case no: 13-cv-01895 (SRC)(CLW)) vs. WhiteSky, Inc (an existing channel partner). We filed claims that WhiteSky effectuated multiple contract breaches, misappropriation of trade secrets, and disclosure of confidential information in commencing attempts to replace our “GuardedID® Customized Desktop Product” with a third party's product since November 2012, even though the contractual agreement expires in May 2014. We are aggressively litigating this matter and anticipate a successful outcome.  If we are unsuccessful, the costs and results associated with these legal proceedings could be significant and could affect the results of future operations. However, we have already executed agreements which present new opportunities that could minimally replace the potential loss of revenues (or award) resulting from these proceedings in 2013.

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

Information about risk factors for the three months ended March 31, 2013, does not differ materially from that set forth in Part I, Item 1A of the Company’s 2012 Annual Report on Form 10-K.

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

In January 2013, we issued 22,000,000 unrestricted shares of our common stock to an investor firm that converted $23,500 of convertible notes and $1,300 of accrued interest, dated May 4, 2012 and July 25, 2012, into shares of our common stock. The conversion prices were $0.001 per share for 15,000,000 shares and $0.0014 for 7,000,000 shares.

In January 2013, we awarded options to purchase 5,000,000 shares of our common stock to our management team and employees exercisable at $0.0023 per share expiring ten (10) years from the date of grant vesting over an eight month period.

In January 2013, we awarded options to purchase 10,000,000 shares of our common stock to NetLabs, Inc., for the "Out-of-Band Patent" assignment, exercisable at $0.002 per share expiring ten (10) years from the date of grant vesting over an eighteen month period.

In January 2013, employee options to purchase an aggregate of 6,100,012 shares, from our 2004 Stock Option Plan, of our common stock, at $0.02 per share for 2,000,012 shares and $0.08 per share for 4,100,000 shares, expired.

In January 2013, non-employee, non-plan options to purchase an aggregate of 1,889 shares of our common stock, at $9.00 per share, expired.

In February 2013, we issued 7,500 restricted shares of our common stock, valued at $0.0025 per share, to a law firm as compensation for general counsel legal services rendered. The shares were expensed in December 2012 and recorded as common stock to be issued.

In February 2013, we issued 30,277,512 shares of our common stock to an investor firm that converted $27,500 of convertible notes and $1,700 of accrued interest, dated July 25, 2012, into shares of our common stock. The conversion prices were $0.00095 per share for 27,368,421 shares and $0.0011 for 2,909,091 shares.

In February 2013, we issued 10,000,000 shares of our common stock to an investor firm that converted $11,280 of a convertible note, dated January 3, 2012, into shares of our common stock. The conversion price was $0.001128 per share.

In March 2013, we issued 552,526 restricted shares of our common stock, valued at $1,500, to a consultant relating to a public relations agreement we executed with the consultant in March 2013.

In March 2013, we issued 7,500 restricted shares of our common stock, valued at $0.0095 per share, to a law firm as compensation for general counsel legal services rendered.

All of the above offerings and sales, except the afore-mentioned shares issued pursuant to a conversion of convertible notes, were made in reliance upon the exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933 and/or Section 4(2) of the Securities Act of 1933, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933 and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) where applicable, the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act of 1933, and agreed to transfer such securities only in a transaction registered under the Securities Act of 1933 or exempt from registration under the Securities Act; and (e) where applicable, a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act of 1933or transferred in a transaction exempt from registration under the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

The Company has not made various principal and interest payments on many of its debt obligations. It continues to seek work-out arrangements and applicable refinancing with new or revised debt or equity instruments. See Notes 4, 6, and 9 to the condensed financial statements.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION.

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of StrikeForce Technologies, Inc.(1)
3.2	Amended Articles of Incorporation of StrikeForce Technologies, Inc. (5)
3.3	By-laws of StrikeForce Technologies, Inc. (1)
3.4	Amended By-laws of StrikeForce Technologies, Inc. (5)
3.5	Amended By-laws of StrikeForce Technologies, Inc. (6)
3.6	Articles of Amendment of StrikeForce Technologies, Inc. (6)
10.1	2004 Stock Option Plan (1)
10.2	Securities Purchase Agreement dated December 20, 2004, by and among StrikeForce Technologies, Inc. and YA Global Investments, LP. (1)
10.3	Secured Convertible Debenture with YA Global Investments, LP. (1)
10.4	Investor Registration Rights Agreement dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement.(2)
10.5	Escrow Agreement, dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement. (2)
10.6	Security Agreement dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement. (1)
10.7	Secured Convertible Debenture with YA Global Investments, LP dated January 18, 2005. (1)
10.8	Royalty Agreement with NetLabs.com, Inc. and Amendments. (1)
10.9	Employment Agreement dated as of May 20, 2003, by and between StrikeForce Technologies, Inc. and Mark L. Kay. (1)
10.10	Amended and Restated Secured Convertible Debenture with YA Global Investments, LP dated April 27, 2005. (1)
10.11	Amendment and Consent dated as of April 27, 2005, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP. (1)
10.12	Securities Purchase Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)
10.13	Investor Registration Rights Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (2)
10.14	Secured Convertible Debenture with Highgate House Funds, Ltd. dated April 27, 2005. (2)
10.15	Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)
10.16	Escrow Shares Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)
10.17	Security Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)
10.18	Network Service Agreement with Panasonic Management Information Technology Service Company dated August 1, 2003 (and amendment). (1)
10.19	Client Non-Disclosure Agreement. (1)
10.20	Employee Non-Disclosure Agreement. (1)
10.21	Secured Convertible Debenture with Highgate House Funds, Ltd. dated May 6, 2005. (2)
10.22	Termination Agreement with YA Global Investments, LP dated February 19, 2005. (1)
10.23	Securities Purchase Agreement with WestPark Capital, Inc. (4)
10.24	Form of Promissory Note with WestPark Capital, Inc. (4)
10.25	Investor Registration Rights Agreement with WestPark Capital, Inc. (4)
10.26	Drawdown Equity Financing Facility with Auctus Private Equity Fund, LLC., dated April 13, 2012 (7)
10.27	Registration Rights Agreement with Auctus Private Equity Fund, LLC, dated April 13, 2012 (7)
10.28	StrikeForce Technologies Inc. WEBEX Presentation dated May 30, 2012 (8)
10.29	Irrevocable Waiver of Conversion Rights of Mark L. Kay (9)
10.30	Irrevocable Waiver of Conversion Rights of Ramarao Pemmaraju (9)
10.31	Irrevocable Waiver of Conversion Rights of George Waller (9)
10.32	CFO Consultant Agreement with Philip E. Blocker (9)
10.33	Resume of Philip E. Blocker (9)
10.34	Corporate Resolution for Issuance of Common Stock to Auctus Private Equity Fund, LLC (9)
10.35	Termination of a Material Definitive Agreement (11)
10.36	2012 Stock Option Plan (12)
10.37	Amendments to Articles of Incorporation or Bylaws (13)
10.38	Amendments to Articles of Incorporation or Bylaws (14)

Exhibit Number	Description
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
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

(14)

Filed as an exhibit to the Registrant’s Form 8-K dated May 14, 2013 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRIKEFORCE TECHNOLOGIES, INC.

Dated: May 17, 2013	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: May 17, 2013	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer