Form 10-K/A
period 2012-12-31
StrikeForce Technologies Inc.
filed 2013-06-24
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

  X.

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

Yes      .  No  X.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      .  No  X.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X. No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files).

    Yes  X. No      .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    X.

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

Transitional Small Business Disclosure Format Yes      . No  X .

Documents Incorporated By Reference

None

Explanatory Note

We are filing this amendment to modify certain disclosures in the descriptive text set forth in Item 9(a). Controls and Procedures, specifically to address prior disclosure in the Management's Report on Internal Control Over Financial Reporting pursuant to the Internal Control-Integrated Framework.   There are no modifications to any financial or other disclosures. In accordance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, currently dated certifications of our principal executive officer and our principal financial officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.  Except for the foregoing amended information, we have not updated the disclosures contained in the Form 10-K/A to reflect events that have occurred subsequent to the filing date of the Original 10-K.  Accordingly, this Form 10-K/A should be read in conjunction with the Original 10-K and our subsequent filings with the SEC.

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

Management's Report on Internal Control Over Financial Reporting

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have chosen the COSO framework on which to base its assessment. Based on this evaluation of the assessment of the effectiveness of our internal control over financial reporting pursuant to the COSO framework, we have concluded that, as of December 31, 2012, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board and the Internal Control-Integrated Framework were as follows:

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

Remediation of Material Weaknesses

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. However, as noted, when the size of our Company and its finance department is materially increased, the deficiencies can be addressed. Once increased, we intend to create a new finance and accounting position that will allow for proper segregation of duties consistent with control objectives, and will increase our personnel resources and technical accounting expertise within the accounting function; and we will prepare and implement appropriate written policies and checklists which set forth procedures for accounting and financial reporting with respect to the requirements and application of US generally accepted accounting principles and SEC disclosure requirements. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote or when the size of our Company and our finance department will materially increase to address these issues.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Exhibit Index

Exhibit No.		Exhibit
31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (6)(6 (2)
31.2	*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	*	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

*filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRIKEFORCE TECHNOLOGIES, INC.

Dated: June 24, 2013	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: June 24, 2013	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Mark L. Kay Name: Mark L. Kay	Director	June 24, 2013

/s/Ramarao Pemmaraju Name: Ramarao Pemmaraju	Director	June 24, 2013

/s/George Waller Name: George Waller	Director	June 24, 2013