Form 10-Q
period 2013-06-30
StrikeForce Technologies Inc.
filed 2013-08-19
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from   to

STRIKEFORCE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its Charter)

WYOMING	000-55012	22-3827597
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(I.R.S. Employer Identification No.)

1090 King Georges Post Road, Suite 603

Edison, NJ  08837

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2013
Common stock, $0.0001 par value	832,922,135

Indicate the number of shares outstanding of each of the issuer’s classes of preferred stock, as of the latest practicable date.

Class A	Outstanding at August 11, 2013
Preferred stock, no par value	3

Transitional Small Business Disclosure Format Yes      . No  X .

Documents Incorporated By Reference

None

STRIKEFORCE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

TABLE OF CONTENTS

		Page Number
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	4
	Balance Sheets	5
	Statements of Operations	8
	Statement of Stockholders’ Deficit	7
	Statements of Cash Flows	8
	Notes to the Financial Statements	9
Item 2.	Management Discussion & Analysis of Financial Condition and Results of Operations	48
Item 3	Quantitative and Qualitative Disclosures About Market Risk	59
Item 4.	Controls and Procedures	59

PART II - OTHER INFORMATION

Item1.	Legal Proceedings	60
Item1A.	Risk Factors	60
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60
Item 3.	Defaults Upon Senior Securities	61
Item 4.	Mine Safety Disclosures	61
Item 5	Other information	61
Item 6.	Exhibits	62

CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

PART I

ITEM 1.  FINANCIAL STATEMENTS AND NOTES TO INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2012, filed April 4, 2013.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

StrikeForce Technologies, Inc.

June 30, 2013 and 2012

STRIKEFORCE TECHNOLOGIES, INC.
BALANCE SHEETS

	June 30, 2013	December 31, 2012
ASSETS	(Unaudited)
Current Assets:
Cash	$14,261	$133,279
Accounts receivable	47,742	143,290
Prepayments and other current assets	7,501	9,947
Total current assets	69,504	286,516

Property and equipment, net	4,800	7,110
Patents, net	21,047	4,074
Website development costs, net	6,000	7,500
Security deposit	8,684	8,684
Total Assets	$110,035	$313,884

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Current maturities of convertible notes payable, net of discount of $361,101 and $199,052, respectively	$1,361,540	$1,337,012
Convertible notes payable - related parties	355,500	355,500
Current maturities of notes payable, net of discount of $0 and $1,448, respectively	2,272,500	2,360,690
Notes payable - related parties	722,638	722,638
Accounts payable	1,055,545	863,704
Accrued expenses	4,086,521	3,942,062
Derivative liabilities	757,871	375,634
Convertible secured notes payable	542,588	542,588
Capital leases payable	5,532	5,532
Payroll taxes payable	53,901	53,901
Due to factor	209,192	209,192
Total current liabilities	11,423,328	10,768,453

Non-current Liabilities:
Common stock to be issued	-	19
Convertible notes payable, net of current maturities	30,000	30,000
Total non-current liabilities	30,000	30,019

Total Liabilities	11,453,328	10,798,472

Commitments and contingencies

Stockholders' Deficit
Series A Preferred stock, no par value; 100 shares authorized; 3 shares issued and outstanding
	987,000	987,000
Series B Preferred stock at $0.10 par value; 100,000,000 shares authorized; none issued or outstanding
	-	-
Preferred stock series not designated, at $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.0001 par value; 3,000,000,000 shares authorized; 510,222,104 and 362,808,206 shares issued and outstanding, respectively
	51,022	36,281
Additional paid-in capital	18,627,235	18,181,118
Accumulated deficit	(31,008,550)	(29,688,987)

Total Stockholders' Deficit	(11,343,293)	(10,484,588)

Total Liabilities and Stockholders' Deficit	$110,035	$313,884

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Revenues	$27,180	$168,427	$188,171	$353,081

Cost of sales	4,262	9,035	9,669	12,021

Gross margin	22,918	159,392	178,502	341,060

Operating expenses:
Compensation	89,787	92,423	182,449	181,407
Professional fees	271,083	101,015	357,644	274,773
Selling, general and administrative expenses	54,590	66,086	137,712	140,783
Research and development	84,500	91,000	169,000	175,500

Total operating expenses	499,960	350,524	846,805	772,463

Loss from operations	(477,042)	(191,132)	(668,303)	(431,403)

Other (income) expense:
Interest and financing expense	388,976	187,620	620,201	312,239
Change in fair value of derivative liabilities	(167,450)	(43,780)	60,837	(110,727)
Forgiveness of debt	(29,778)	-	(29,778)	-

Other (income) expense, net	191,748	143,840	651,260	201,512

Income tax provision	-	-	-	-

Net loss	$(668,790)	$(334,972)	$(1,319,563)	$(632,915)

Net loss per common share - basic and diluted	$(0.001)	$(0.001)	$(0.003)	$(0.003)

Weighted average common shares outstanding - basic and diluted
	446,203,324	250,846,370	425,242,024	242,974,139

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(Unaudited)

	Series A Preferred stock, no par value		Common stock par value $0.0001		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2012	3	$987,000	362,808,206	$36,281	$18,181,118	$(29,688,987)	$(10,484,588)

Issuance of shares of common stock for consulting services	-	-	812,526	81	3,022	-	3,103

Issuance of shares of common stock for conversions of convertible notes payable	-	-	146,601,372	14,660	417,070	-	431,730

Issuance of warrants for consulting services	-	-	-	-	525	-	525

Issuance of stock options for employee services	-	-	-	-	7,500	-	7,500

Issuance of stock options for patent	-	-	-	-	18,000	-	18,000

Net loss	-	-	-	-	-	(1,319,563)	(1,319,563)

Balance at June 30, 2013	3	$987,000	510,222,104	$51,022	$18,627,235	$(31,008,550)	$(11,343,293)

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(1,319,563)	$(632,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,837	1,961
Amortization of discount on notes payable	383,068	(221,864)
Forgiveness of debt	(29,778)	-
Change in fair value of derivative financial instruments	60,837	216,719
Issuance of stock options for employee services	7,500	-
Issuance of common stock and warrants for consulting services	3,628	33,708
Financing expense paid through the issuance of common stock	-	9,000
Changes in operating assets and liabilities:
Accounts receivable	95,548	(57,040)
Prepaid expenses	2,446	(2,663)
Accounts payable	191,841	(41,761)
Accrued expenses	219,357	233,787
Common stock to be issued	(19)	(25,000)

Net cash used in operating activities	(380,298)	(486,068)

Cash flows from investing activities:
Purchases of property and equipment	-	(1,192)

Net cash used in investing activities	-	(1,192)

Cash flows from financing activities:
Bank overdraft (repayment)	-	(4,520)
Proceeds from sale of common stock	-	280,000
Repayment of notes payable	(8,220)	(7,529)
Proceeds from convertible notes payable	273,000	310,500
Repayment of convertible notes payable	(3,500)	-

Net cash provided by financing activities	261,280	578,451

Net change in cash	(119,018)	91,191

Cash at beginning of the period	133,279	-

Cash at end of the period	$14,261	$91,191

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable into common stock	$205,160	$27,564
Issuance of common stock in settlement of debt	$-	$131,433
Issuance of stock options for patent	$18,000	$-

StrikeForce Technologies, Inc.

June 30, 2013 and 2012

Notes to the Financial Statements

(Unaudited)

Note 1 - Organization and Operations

StrikeForce Technical Services Corporation was incorporated in August 2001 under the laws of the State of New Jersey. On September 3, 2004, the stockholders approved an amendment to the Certificate of Incorporation to change its name to StrikeForce Technologies, Inc. (the “Company”). On November 15, 2010, the Company was re-domiciled under the laws of the State of Wyoming. The Company’s operations are based in Edison, New Jersey.

The Company is a software development and services company.  The Company owned the exclusive right to license and develop various identification protection software products that were developed to protect computer networks from unauthorized access and to protect network owners and users from identity theft.  The Company has developed a suite of products based upon the licenses and its strategy is to develop and exploit the products for customers in the areas of financial services, e-commerce, corporate, government, health care and consumer sectors.

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

The Company’s notes payable, convertible notes payable, convertible secured notes payable, and capital leases payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2013 and December 31, 2012.

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property and equipment, patents, and website development costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Leasehold improvements, if any, are amortized on a straight-line basis over the term of the lease or their estimated useful lives, whichever is shorter.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Leases

Lease agreements are evaluated to determine whether they are capital leases or operating leases in accordance with applicable paragraph 840-10-25-1 of the FASB Accounting Standards Codification (“Paragraph 840-10-25-1”). When substantially all of the risks and benefits of property ownership have been transferred to the Company, the lease then qualifies as a capital lease.  Capital lease assets are depreciated on a straight-line basis over the capital lease assets' estimated useful lives consistent with the Company’s normal depreciation policy for tangible assets, but generally not exceeding the term of the lease. Interest charges are expensed over the term of the lease in relation to the carrying value of the capital lease obligation.

Rent expense for operating leases, which may include free rent or fixed escalation amounts in addition to minimum lease payments, is recognized on a straight-line basis over the duration of each lease term.

Intangible Assets Other Than Goodwill

The Company has adopted Subtopic 350-30 of the FASB Accounting Standards Codification for intangible assets other than goodwill.  Under the requirements, the Company amortizes the acquisition costs of intangible assets other than goodwill on a straight-line basis over or their estimated useful lives, the terms of the exclusive licenses and/or agreements, or the terms of legal lives of the patents, whichever is shorter.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Patents

For acquired patents the Company records the costs to acquire patents as patent and amortizes the patent acquisition cost over its remaining legal life, or estimated useful life, or the term of the contract, whichever is shorter. For internal developed patents, all costs incurred to the point when a patent application is to be filed are expended as incurred as research and development expense; patent application costs, generally legal costs, thereafter incurred are capitalized, which are to be amortized once the patents are granted or expended if the patent application is rejected. The Company amortizes the internal developed patents over the shorter of the expected useful lives or the legal lives of the patents, which are generally 17 to 20 years for domestic patents and 5 to 20 years for foreign patents from the date when the patents are granted. The costs of defending and maintaining patents are expended as incurred. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Website Development Costs

The Company has adopted Subtopic 350-50 of the FASB Accounting Standards Codification for website development costs.  Under the requirements of Sections 350-50-15 and 350-50-25, the Company capitalizes costs incurred to develop a website as website development costs, which are amortized on a straight-line basis over the estimated useful lives of three (3) years. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2013 or 2012.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares

	For the Interim Period Ended June 30, 2013	For the Interim Period Ended June 30, 2012

Conversion Feature Shares

Common shares issuable under the conversion feature of convertible notes payable	200,962,838	60,338,607

Sub-total: Conversion feature shares	200,962,838	60,338,607

Stock Option Shares

Options issued from May 20, 2003 through April 21, 2011 to employees to purchase common shares with exercise prices ranging from $0.0025 to $10.00 per share expiring three (3) years to ten (10) years from the date of issuance	133,889,797	140,027,309

Options issued from December 2, 2004 through January 30, 2013 to parties other than employees to purchase common shares with exercise prices ranging from $0.002 to $9.00 per share expiring five (5) years to ten (10) years from the date of issuance	12,000,000	2,761,889

Options issued on January 3, 2013 from the 2012 Stock Incentive Plan to employees to purchase common shares with an exercise price of $0.0023 per share expiring ten (10) years from the date of issuance	5,000,000	-

Sub-total: Stock option shares	150,889,797	142,789,198

Warrant Shares

Warrants issued in connection with debentures	1,408,050	2,773,157

Warrants sold for cash	222,350,000	222,350,000

Warrants issued for services	8,390,000	7,010,000

Warrants issued in connection with the sale of common stock	29,555,505	12,777,144

Sub-total: Warrant shares	261,703,555	244,910,301

Total potentially outstanding dilutive common shares	613,546,190	448,038,106

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

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2013-01

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

FASB Accounting Standards Update No. 2013-02

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

FASB Accounting Standards Update No. 2013-04

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date."  This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

FASB Accounting Standards Update No. 2013-05

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

FASB Accounting Standards Update No. 2013-07

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

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

Note 3 - Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company has a working capital deficiency and an accumulated deficit at June 30, 2013, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Patents

In November 2010, the Company received notice that the United States Patent and Trademark Office (“USPTO”) had issued an official Notice of Allowance for the patent application for the technology relating to its ProtectID® product, titled "Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System". In January 2011, the Company received notice that the USPTO issued the Company Patent No. 7,870,599.  This “Out-of-Band” Patent went through a USPTO Re-Examination process starting on August 16, 2011 and concluded on December 27, 2011, with all of the Company’s patent claims remaining intact and eight additional patent claims being added. In 2011, the Company submitted an additional continuation patent on the “Out-of-Band” Patent, with approximately forty additional Company claims now pending. The technology the Company developed and uses in its GuardedID® product is the subject of a pending patent application. As of December 31, 2011, the Company capitalized $4,329 in patent application costs as incurred with no amortization, which was amortized over its legal life of 17 years starting January 1, 2012.

In January 2013, the Company granted an option to purchase 10,000,000 shares of its common stock to NetLabs, Inc. in exchange for the assignment of the entire right, title and interest in and to the “Out-of-Band Patent” which was recorded with the USPTO.  The Options were valued at $0.002 per share, or $18,000, which was recorded as Patent upon grant and amortized over patent’s remaining legal life of 10 years.

In February 2013, the Company’s patent attorneys submitted a new “Out-of-Band” Patent continuation, which is now pending.

In February 2013 the Company executed a retainer agreement with its patent attorneys to aggressively enforce its patent rights as it believes “Out-of-Band Authentication” is becoming the standard for authenticating consumers in the financial market.

In July 2013, the Company received notice that the USPTO had added 54 additional patent claims for its Out-of-Band patent, received in January 2011, by issuing to the Company Patent No. 8,484,698 thereby strengthening its position with clients and its current and potential lawsuits.

Patents, stated at cost, less accumulated amortization, consisted of the following:

	June 30, 2013	December 31, 2012

Patents	22,329	4,329

Accumulated amortization	(1,282)	(255)

	$21,047	$4,074

(i)

Amortization Expense

Amortization expense for the interim period ended June 30, 2013 and 2012 was $1,027 and $64, respectively.

(ii)

Impairment

The Company completed the annual impairment test of patents and determined that there was no impairment as the fair value of patents, substantially exceeded their carrying values at December 31, 2012.

Note 5 - Convertible Notes Payable

Convertible notes payable consisted of the following:

	June 30, 2013	December 31, 2012

Convertible note bearing interest at 8% per annum, matured on March 28, 2008, with a conversion price of $9.00 per share. The Company is currently pursuing a settlement with the note holder.	$235,000	$235,000

Convertible notes bearing interest at 8% per annum with a conversion price of $9.00 per share matured on December 31, 2010. The Company is currently pursuing a settlement with the note holder.	50,000	50,000

Convertible note bearing interest at 9% per annum with a conversion price of $1.40 per share matured on December 9, 2010. The Company is currently pursuing a settlement with the note holder.	200,000	200,000

Convertible note bearing interest at 9% per with a conversion price of $0.80 per share matured on December 31, 2010. The Company is currently pursuing a settlement with the note holder.	150,000	150,000

Convertible note executed in May 2007 bearing interest at 9% per annum with a conversion price of $0.35 per share matured December 31, 2010. The Company is currently pursuing a settlement with the note holder.	100,000	100,000

Convertible notes executed in June 2007 bearing interest at 8% per annum matured on December 29, 2010. The Company is currently pursuing a settlement with the note holder.	100,000	100,000

Convertible note executed in July 2007 bearing interest at 8% per annum matured on January 2, 2011. The Company is currently pursuing a settlement with the note holder.	100,000	100,000

Convertible notes executed in August 2007 bearing interest at 9% per annum matured on August 9, 2010. The Company is currently pursuing extensions.	120,000	120,000

Convertible notes executed in December 2009 bearing interest at 9% per annum matured on December 1, 2012, with a conversion price of $0.105 per share. The Company issued 200,000 warrants with an exercise price of $0.10 per share expiring five (5) years from the date of issuance in connection with the issuance of the notes.	50,000	50,000

Convertible note bearing interest at 8% per annum, maturing on March 31, 2015, with a conversion price of $0.002 per share.	30,000	30,000

Convertible note bearing interest at 8% per annum, matured on December 31, 2012, with a conversion price of $10.00 per share. The Company is currently pursuing an extension.	5,000	5,000

Convertible notes, bearing compound interest at 8% per annum, matured on June 30, 2010, with a conversion price of $10.00 per share. Pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, the note holder and a consultant in September 2011, the note holder transferred $10,000 of the note balance, including accrued interest, to the consultant in October 2011 (see Note 11). For the six months ended June 30, 2013, the Company repaid $3,500 of the balance of the notes. Pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, the note holder and an unrelated party in June 2013, the Company settled and transferred $33,255 of the note balance, plus accrued interest of $36,920, to the unrelated party in the form of a convertible note for $50,000. Accrued interest of $21,175 was forgiven (see Note 11). The Company is currently pursuing extensions for the remaining note.

	10,000	46,755

Four (4) convertible notes bearing interest at 4% per annum, matured on December 5, 2012, January 3, 2013, January 31, 2013 and March 2, 2013, respectively. The note holder converted the full balance of the note due December 5, 2012, including accrued interest, and $9,953 of the note due January 3, 2013 into 35,243,847 unrestricted shares of the Company's common stock in 2012. For the six months ended June 30, 2013 the note holder converted $36,660 of the note due on January 3, 2013 into 25,000,000 unrestricted shares of the Company's common stock, at a conversion price from $0.001128 to $0.001692 per share (see Note 11). The Company is currently pursuing extensions for the remaining notes.

	178,387	215,048

Nine (9) convertible notes bearing interest at 8% per annum, maturing on January 6, 2013, February 8, 2013, April 30, 2013, August 5, 2013, September 27, 2013, November 26, 2013, January 24, 2014, March 6, 2014 and June 13, 2014 (this note bearing 10% interest), respectively. The note holder converted the full balance of the note due January 6, 2013, including accrued interest, and $24,000 of the note due February 8, 2013 into 37,510,518 unrestricted shares of the Company's common stock in 2012. The note due June 13, 2014 was a settled debt purchase note for a balance transferred from one of the Company’s unrelated promissory note holders. For the six months ended June 30, 2013 the note holder converted the remaining balance of $8,500 of the note due February 8, 2013, including accrued interest of $1,300, the full balance of $42,500 of the note due April 30, 2013, including accrued interest of $1,700, the full balance of $32,500 of the note due August 5, 2013, including accrued interest of $1,300 and $35,000 of the note due June 14, 2013 into 87,188,428 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.00095 to $0.0031 per share (see Notes 11 and 15).

	185,340	126,000

Three (3) convertible note bearing interest at 8% per annum, maturing on August 30, 2013, November 19, 2013 and February 28, 2014. For the six months ended June 30, 2013 the note holder converted $15,000 of the note due on August 30, 2013 into 7,042,254 unrestricted shares of the Company's common stock, at a conversion price of $0.00213 per share (see Note 11).	73,250	27,750

One (1) convertible note bearing interest at 8% per annum, maturing on April 23, 2014.	25,000	-

Three (3) convertible note bearing interest at 9.9%, for $60,000, and 10% per annum, for $105,152, all maturing on June 4, 2014. The two 10% notes were settled debt purchase notes for balances transferred from a Company’s unrelated promissory note holder and unrelated convertible note holder. For the six months ended June 30, 2013 the note holder converted $35,000 of a purchased debt note of $55,152 into 27,370,690 unrestricted shares of the Company's common stock, at a conversion price ranging from $0.00096 to $0.00174 per share (see Notes 7, 11 and 15).	130,152	-

Convertible non-interest bearing notes, with a conversion price of $9.00 per share matured June 2006 and an 18% convertible note matured April 2008 with a conversion price of $0.50 per share and 6,667 shares of the Company’s common stock. The Company is currently pursuing a settlement agreement with the note holders.	10,512	10,512

	1,752,641	1,566,064

Long-term portion	(30,000)	(30,000)

	1,722,641	1,536,064

Discount on convertible notes payable	(361,101)	(199,052)

Current maturities, net of discount	$1,361,540	$1,337,012

At June 30, 2013 and December 31, 2012, accrued interest due for the convertible notes was $721,957 and $658,375, respectively, and is included in accrued expenses in the balance sheets. Interest expense for the convertible notes payable for the interim period ended June 30, 2013 and 2012 was $63,583 and $58,084, respectively.

The total long term portion of all funded debt is due as follows: 2015-$30,000.

Note 6 - Convertible Notes Payable – Related Parties

Convertible notes payable - related party consisted of the following:

	June 30, 2013	December 31, 2012

Convertible note with the VP of Technology bearing interest at the prime rate plus 2% per annum with a conversion price of $10.00 per share, originally matured on September 30, 2010. The Company issued 500 warrants with an exercise price of $10.00 per share. In January 2013, the note was extended to December 31, 2013.	$50,000	$50,000

Convertible note with the VP of Technology bearing interest at the prime rate plus 4% per annum with a conversion price of $10.00 per share, originally matured on September 30, 2010. In January 2013, the note was extended to December 31, 2013.	7,500	7,500

Convertible notes with the CEO bearing interest at 8% per annum with a conversion price of $10.00 per share, originally scheduled to mature on April 30, 2011. The Company issued 1,800 warrants with an exercise price of $10.00 per share expiring February 4, 2014, September 7, 2014 and August 16, 2015, respectively. In January 2013, the notes were extended to December 31, 2013.	230,000	230,000

Convertible notes with an employee bearing interest at 8% per annum with a conversion price of $10.00 per share, originally matured on June 30, 2010.The Company issued 150 warrants with an exercise price of $10.00 per share and expiration dates of August 26, 2015 and September 29, 2015. In January 2013, the notes were extended to December 31, 2013.	15,000	15,000

Convertible note with an employee bearing interest at 8% per annum with a conversion price of $10.00 per share, originally matured on June 30, 2010. The Company issued 100 warrants with an exercise price of $10.00 per share and an expiration date of December 6, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. In January 2013, the note was extended to December 31, 2013.	10,000	10,000

Convertible notes with the CEO bearing compound interest at 8% per annum with a conversion price of $10.00 per share, originally matured on April 30, 2011. The Company issued 380 warrants with an exercise price of $10.00 per share expiring January 18, 2016 and February 28, 2016, respectively. In January 2013, the notes were extended to December 31, 2013.	38,000	38,000

Convertible note with an employee bearing compound interest at 8% per annum with a conversion price of $7.50 per share, originally matured on June 30, 2010. The Company issued 50 warrants with an exercise price of $10.00 per share expiring March 6, 2016. In January 2013, the note was extended to December 31, 2013.	5,000	5,000

	$355,500	$355,500

At June 30, 2013 and December 31, 2012, accrued interest due for the convertible notes – related parties was $269,926 and $248,606, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for convertible notes payable – related parties for the interim period ended June 30, 2013 and 2012 was $21,319 and $19,661, respectively.

Note 7 - Notes Payable

Notes payable consisted of the following:

	June 30, 2013	December 31, 2012

Seventy (70) units, with each unit consisting of a 10% promissory note of $25,000, maturing from January 22, 2011 through December 18, 2011 with a 10% discount rate, and 82,000 non-dilutable (for one (1) year) restricted shares of the Company’s common stock, at market price. Pursuant to the terms and condition of a debt purchase agreement among certain note holders, the Company and the Consultant formalized in September 2011, the certain note holders transferred certain notes with the principal amount of $50,000 and $25,000, including accrued interest, in July 2011 and August 2011, respectively, to the consultant. Pursuant to the terms and conditions of a settlement agreement that the Company executed with the estate of a deceased note holder in November 2011, the Company settled a $25,000 note for restricted shares of its common stock, in December 2011, issued to  two (2) beneficiaries of the estate (see Notes 11 and 12). The Company is currently pursuing extensions on the remaining notes.

	$1,650,000	$1,650,000

Promissory note bearing interest at 10% per annum, matured on January 23, 2012, with a total of 738,000 shares of common stock (see Note 12). The Company is currently pursuing an extension.	225,000	225,000

Two (2) units with each unit consisting of a 10% promissory note of $25,000, matured on April 20, 2012, and 50,000 restricted shares of the Company’s common stock, at market price. The 100,000 shares were issued in June 2009. The Company is currently pursuing extensions.	50,000	50,000

10% promissory note, matured on October 20, 2012 and 82,000 shares of the Company’s common stock, valued at market price, for a total of 164,000 shares of common stock, issued in November 2009. The Company is currently pursuing an extension.	50,000	50,000

One (1) unit consisting of a 10% promissory note of $25,000, matured on June 8, 2012, and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in June 2009. The Company is currently pursuing an extension.	25,000	25,000

Three (3) units with each unit consisting of a 10% promissory note of $25,000, matured on June 25, 2012, and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 150,000 shares of common stock. The shares were issued in August 2009. The Company is currently pursuing extensions.	75,000	75,000

1.4 units with each unit consisting of a 10% promissory note of $25,000, matured on July 14, 2012 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 70,000 shares of common stock. The shares were issued in August 2009. The Company is currently pursuing an extension.	35,000	35,000

One (1) unit consisting of a 10% promissory note of $25,000, matured on August 18, 2012 and 75,000 restricted shares of the Company’s common stock, at market price. The Company is currently pursuing an extension.	25,000	25,000

Two (2) units with each unit consisting of a 10% promissory note of $25,000, matured on September 2, 2012 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The April 2009 agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company also applies to this note. In September 2012, the note was extended to September 30, 2013. For the six months ended June 30, 2013 and 2012, sales proceeds of $1,275 and $7,529, respectively, were applied to the note balance. Pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, the note holder and an unrelated party in June 2013, the Company transferred $31,814 of the note balance, plus accrued interest of $18,526, to the unrelated party in the form of a convertible note for $50,340 (see Notes 5 and 11).

	-	33,088

A promissory note executed in October 2009 for $50,000, matured on October 20, 2012. Pursuant to the terms and conditions of the promissory note, the Company sold 3/4 unit with each unit consisting of a 10% promissory note of $25,000 and 133,333 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. Pursuant to the terms and conditions of a Forbearance Agreement executed with the note holder in December 2012, the Company repaid the principal of the note of $12,200 in December 2012, $6,100 in January 2013 and $450 in February 2013, and accrued interest of $5,650 in February 2013 (see Note 11).

	-	6,550

A promissory note executed in May 2010 for $50,000, bearing interest at 10% per annum, maturing on May 21, 2013, and 200,000 restricted shares of the Company’s common stock, at market price. The April 2009 agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company also applies to this note. For the six months ended June 30, 2013 and 2012, no sales proceeds were applied to the note balance. Pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, the note holder and an unrelated party in June 2013, the Company settled and transferred the $50,000 note balance, plus accrued interest of $15,152, to the unrelated party in the form of a convertible note for $55,152. Accrued interest of $10,000 was forgiven (see Notes 5 and 11).

	-	50,000

Promissory notes executed in July 2011 bearing interest at 10% per annum, matured on December 31, 2011. The Company issued 1,000,000 warrants with an exercise price of $0.50 per share expiring July 15, 2014. The fair value of the warrants issued was $26,200, all of which was expensed in 2011 as interest expense. The Company is currently pursuing extensions.	87,500	87,500

A promissory note executed in August 2011 bearing interest at 10% per annum, matured on December 31, 2011. The Company is currently pursuing an extension.	50,000	50,000

	2,272,500	2,362,138

Long-term portion	(-)	(-)

	2,272,500	2,362,138

Discount on convertible notes payable	(-)	(1,448)

Current maturities, net of discount	$2,272,500	$2,360,690

At June 30, 2013 and December 31, 2012, accrued interest due for the notes was $1,223,934 and $1,107,639, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for notes payable for the interim period ended June 30, 2013 and 2012 was $116,296 and $118,996, respectively.

Note 8 - Notes Payable – Related Parties

Notes payable - related party consisted of the following:

	June 30, 2013	December 31, 2012

Promissory notes executed with the CEO bearing interest at an amended rate of 8% per annum originally matured on April 30, 2011. In January 2013, the notes were extended to December 31, 2013.	$504,000	$504,000

A promissory note executed with the CEO bearing interest at 9% per annum originally matured on April 30, 2011. The Company issued 20,000 warrants with an exercise price of $1.30 per share originally matured on May 25, 2011. The fair value of the warrants issued was $24,300. In January 2013, the note was extended to December 31, 2013.	100,000	100,000

A promissory note with the CEO bearing interest at 8% per annum originally matured on April 30, 2011. The Company issued 8,800 warrants with an exercise price of $0.50 per share originally matured on February 21, 2012. The fair value of the warrants issued was $3,758. In January 2013, the note was extended to December 31, 2013.	22,000	22,000

Two (2) 10% promissory notes, with the CEO, of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares, originally matured on April 30, 2011. In January 2013, the note was extended to December 31, 2013.	50,000	50,000

Promissory notes with the CEO, non-interest bearing, originally matured on April 30, 2011. Partial payments of $6,580 were made towards the notes in August and September 2010 and $2,700 in February 2011. In January 2013, the notes were extended to December 31, 2013.	31,420	31,420

In October 2010, the Company assigned the proceeds of six (6) open accounts receivable invoices, totaling $20,761, to its CEO. The assignment was non-interest bearing and fee free with a due date of November 20, 2010. Partial repayments were made in October 2010 for $4,218 and November 2010 for $4,125. In January 2013, the note was extended to December 31, 2013 (see Note 11).	12,418	12,418

A promissory note executed in March 2011 with the CEO, non-interest bearing, originally matured on April 1, 2011. In January 2013, the note was extended to December 31, 2013.	2,800	2,800

	$722,638	$722,638

At June 30, 2013 and December 31, 2012, accrued interest due for the notes – related parties was $408,223 and $380,413, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for notes payable - related parties for the interim period ended June 30, 2013 and 2012 was $27,810 and $27,963, respectively.

Note 9 - Convertible Secured Notes Payable

Convertible secured notes payable consisted of the following:

	June 30, 2013	December 31, 2012

DART Limited (custodian for Citco Global and as assigned from YA Global/Highgate) (“DART”)	$542,588	$542,588

Current maturities, net of discount	$542,588	$542,588

At June 30, 2013, the Company's outstanding convertible secured notes payable are secured through the note holder's claim on the Company's intellectual property.

The DART secured convertible debentures are matured. The Company has been in contact with the note holder who has indicated that it has no present intention of exercising its right to convert the debentures into restricted shares of the Company's common stock.

Conversions to Common Stock

For the six months ended June 30, 2013 and 2012, DART and Citco Global had no conversions.

Note 10 – Derivative Financial Instruments

As of June 30, 2013, the Company’s derivative financial instruments are embedded derivatives associated with the Company’s secured and unsecured convertible notes. The Company’s secured convertible debentures issued to YA Global and Highgate in 2005, further assigned to Citco Global (“Citco Global Notes”), and unsecured convertible debentures issued to five unrelated investor firms: International Capital Group (“ICG”) on December 5, 2011, January 3, 2012, January 31, 2012 and March 2, 2012 (“ICG Notes”), Asher Enterprises, Inc. (“Asher”) on April 11, 2012, May 4, 2012, July 25, 2012, November 1, 2012, December 21, 2012, February 22, 2013, April 22, 2013, June 4, 2013 and June 13, 2013 ("Asher Notes"), Auctus Private Equity Fund (“Auctus”) on November 30, 2012, February 19, 2013 and May 28, 2013 ("Auctus Notes"), Herbert Klei (“Klei”) on April 23, 2013 (“Klei Note”) and Iconic Holdings, LLC (“Iconic”) three notes on June 4, 2013 (“Iconic Notes”) are hybrid instruments, which individually warrant separate accounting as a derivative instrument. In July 2012, the Company was notified by Citco Global that the custodian for the Citco Global Notes is D.A.R.T. Limited (“DART”). The Citco Global Notes are hereinafter referred to as the “DART Notes” (see Note 8). The embedded derivative feature has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability", which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the notes, or 12 months. The embedded derivative feature includes the conversion feature within the notes and an early redemption option.  The compound embedded derivatives within the convertible notes have been recorded at fair value at the date of issuance; and are marked-to-market each reporting period with changes in fair value recorded to the Company’s statement of operations as Change in fair value of derivative liabilities.

Valuation of Derivative Financial Instruments

(1)

Valuation Methodology

The Company has utilized a third party valuation consultant to assist the Company to fair value the compound embedded derivatives using a multinomial lattice models that values the derivative liabilities within the convertible notes based on a probability weighted discount cash flow model.

(1)

Valuation Assumptions - Change in Fair Value of Derivative Liability Related to DART Notes

The following assumptions were used for the valuation of the derivative liability related to the Notes at June 30, 2013:

•

The principal balance of the DART Notes of $532,395;

•

The stock price of $0.0017 based on market data;

•

An event of default (in default as of 6/30/13) would occur 50% of the time, increasing 0.10% per month to a maximum of 95% with the Company most likely to negotiate an extension;

•

Alternative financing would be initially available to redeem the note 10% of the time and increase monthly by 0.1% to a maximum of 20%:

•

The monthly trading volume would average $198,867 over a year and would increase at 1% per period;

•

The projected volatility curve for each valuation period was based on the Company’s historical volatility:

•

The Holder would automatically convert the notes at a stock price of $0.13 (the higher of: 2 times the conversion price or 1.5 times the stock price) if the registration was effective and the company was not in default.

As of June 30, 2013, the estimated fair value of derivative liabilities on secured convertible notes of DART was $33,917.

(1)

Valuation Assumptions - Change in Fair Value of Derivative Liabilities Related to ICG, Asher, Auctus, Klei and Iconic Notes

The following assumptions were used for the valuation of the derivative liability related to the ICG, Asher, Auctus, Klei and Iconic Notes at June 30, 2013:

•

The face amount of the notes of $589,662 with an initial conversion price for ICG of 60% of the lowest bid from the 10 previous trading days, for Asher and Auctus, 58% of the average of 5 low bids in the 10 previous trading days, for Klei 60% of the last business day closing price, and for Iconic 60% of the lowest bid from the 10 previous trading days, right before the conversion.

•

The projected volatility curve for each valuation period was based on the historical volatility of the company;

•

An event of default would occur 1% of the time, increasing 1.00% per month to a maximum of 10%;

•

The company would redeem the notes (at 130% on average in the first 90 days and 145% on average fron 91 to 190 days or 150%) projected initially at 0% of the time and increase monthly by 2.0% to a maximum of 10.0% (from alternative financing being available for a Redemption event to occurred); and

•

The Holder would automatically convert the note at the maximum of 2 times the conversion price if the company was not in default. With the target exercise price dropping as maturity approaches.

As of June 30, 2013, the estimated fair value of derivative liabilities on the unsecured convertible notes from ICG, Asher, Auctus, Klei and Iconic was $723,954.

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in the fair value of the derivative financial instruments and the changes in the fair value of the derivative financial instruments, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liability)	Total

Balance, December 31, 2011	$(334,605)	$(334,605)

Purchases, issuances and settlements	(335,336)	(335,336)

Transfers in and/or out of Level 3	-	-

Total gains or losses (realized/unrealized) included in:

Net income (loss)	294,307	294,307

Other comprehensive income (loss)	-	-

Balance, December 31, 2012	$(375,634)	$(375,634)

Purchases, issuances and settlements	(321,400)	(321,400)

Transfers in and/or out of Level 3	-	-

Total gains or losses (realized/unrealized) included in:

Net income (loss)	(60,837)	(60,837)

Other comprehensive income (loss)	-	-

Balance, June 30, 2013	$(757,871)	$(757,871)

Note 11 - Commitments and Contingencies

Payroll Taxes

At June 30, 2013, the Company recorded $53,901 of payroll taxes, of which approximately $45,000 were delinquent from the year ended December 31, 2003. The Company had also recorded $32,462 of related estimated penalties and interest on the delinquent payroll taxes. In June 2013, the Company determined to re-examine the nature and amounts of this accrued liability.

Section 105 HRA Plan

In September 2011, the Company enacted a Section 105 HRA Plan, effective with the 2011, with an outside plan administrator. Pursuant to the terms and conditions of the plan, the Company will contribute plan dollars of $1,500 per plan year for employees with single health plan coverage and $3,000 per plan year for employees with family health plan coverage into the plan. The plan dollars will be reimbursed to the employees to offset the cost of health care expenses.

Lease Agreement

The Company operates from a leased office in New Jersey. Per the terms of the lease agreement with the landlord, the Company pays a monthly base rent of $3,807 commencing on July 1, 2009 through the lease termination date of January 31, 2016. The landlord holds the sum of $8,684 as the Company’s security deposit.

Future minimum payments required under this non-cancelable operating lease were as follows:

Year ending December 31:

2013 (remainder)	22,842

2014	45,684

2015	45,684

2016	3,807

$118,017

Consulting Agreements

In December 2009, the Company entered into a retainer agreement with an attorney, whereby the attorney will act as in-house counsel for the Company with respect to all general corporate matters.  The agreement is at will and required a payment of 100,000 shares of common stock, valued at $0.05 per share, upon execution. Commencing on January 1, 2010, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market (see Note 12).

In January 2012, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining clients and investors. The consultant will receive a fee of $5,000 per month and warrants to purchase 150,000 shares of the Company’s common stock, exercisable at $0.03 per share. The consultant also received warrants to purchase 150,000 shares of the Company’s common stock, exercisable at $0.03 per share, upon execution of the agreement. The warrants have a three year term. The term of the agreement was one month. The agreement was amended and extended for February, March, April, July, August and September 2012. The February 2012 amendment reduced the exercise price of the warrants to $0.02 per share. In July 2012, the agreement was amended for an additional one month extension and the monthly fee was increased to $5,500 and the issuance of warrants to purchase 165,000 shares of the Company’s common stock, exercisable at $0.02 per share, expring three (3) year from the date of issuance. In May 2013, the agreement was amended to provide for a one two-week fee of $2,500 and the issuance of warrants to purchase 75,000 shares of the Company’s common stock, exercisable at $0.004 per share, expring three (3) year from the date of issuance.

In January 2012, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining investors. The consultant will receive a commission of 5% of all financing raised as a result of the consultant’s efforts. The consultant will also receive, as a commission, 10% of all financing raised as a result of the consultant’s efforts in the form of warrants to purchase shares of the Company’s common stock, exercisable at $0.02 per share expiring three (3) years from the date of issuance (see Note 12). The term of the agreement is two (2) years. As of June 30, 2013, no financing was raised relating to the agreement.

In February 2012, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining clients. The consultant will receive a commission of 50% of all contracted revenues and the first renewal of all contracted revenues for new clients and 25% of all contracted revenues for existing clients, recorded as a result of the consultant’s efforts. In March 2012, the agreement was amended to increase the 25% commission rate for existing clients to 35%. The parties may elect to remit commissions in the form of restricted shares of the Company’s common stock, with a maximum amount of shares issued in one (1) year not to exceed 5,000,000 shares. The agreement also includes performance incentives whereby the consultant will receive bonus restricted shares of the Company’s common stock at the end of the agreement term as follows: one million shares if contracted revenues exceed $1,000,000, two million shares if contracted revenues exceed $2,000,000, three million shares if contracted revenues exceed $3,000,000 and four million shares if contracted revenues exceed $4,000,000. At the end of the first year of the agreement, the consultant will also have the option to purchase restricted shares of the Company’s common stock directly from the Company at a 25% discount of the then current market price on the last day of the contract, up to a maximum of 5,000,000 shares. The term of the agreement is one (1) year with automatic renewals. In July 2012, the parties extended the term of the agreement to October 31, 2013. As of June 30, 2013, no revenues were recorded relating to the agreement.

In April 2012, the Company entered into a consulting agreement with a firm whereby the consultant will provide public relations services to the Company. The consultant will receive a fee of $7,000 per month and $500 per month in the form of restricted shares of the Company's common stock valued on the closing market price of the first day of each month that the agreement is in effect. The agreement term is from May 1, 2012 to October 31, 2012 and may be renewed upon mutual agreement. In October 2012, the agreement was extended to April 30, 2013. In April 2013, a new agreement was executed with the consultant with the same terms and conditions with an expiration date of October 31, 2013 (see Note 12).

In January 2013, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining investors. The consultant will receive a commission of 10% cash plus 10% warrant coverage, to be negotiated per deal, of all financing raised as a result of the consultant’s efforts. The warrants to purchase shares of the Company’s common stock, exercisable at a per share price of the dollars invested divided by the strike price of the investment, with a 20% exercise price premium, expiring four (4) years from the date of issuance and vesting over six (6) months. The term of the agreement is one (1) year. As of June 30, 2013, no financing was raised relating to the agreement.

In February 2013 the Company executed a retainer agreement with its patent attorneys to enforce its patent rights as “Out-of-Band Authentication” is becoming the standard for authenticating consumers in the financial market.

In May 2013, the Company entered into a consulting agreement with a firm whereby the consultant will provide advertising and public relations services to the Company. The consultant will receive a fee of $1,000 per month. The term of the agreement is three (3) months.

In June 2013, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining clients. The consultant will receive a commission of 10% of all directly contracted revenues and 5% of revenues contracted through a third party, recorded as a result of the consultant’s efforts. The parties may elect to remit commissions in the form cash or restricted shares of the Company’s common stock (at a share price to be determined), or a combination of both. The term of the agreement is one (1) year with automatic renewals. As of June 30, 2013, no revenues were recorded relating to the agreement.

In June 2013, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining investors. The consultant will receive a commission of $5,000, per deal, of all financing raised as a result of the consultant’s efforts. The term of the agreement is six (6) months. As of June 30, 2013, the consultant received $5,000 as a result of financing raised relating to the agreement.

Term Sheets

In November 2011, the Company executed a term sheet with an investor firm whereby the firm would invest in the Company up to $450,000, in tranches of $75,000 per month, for six (6) months, in the form of convertible promissory notes bearing interest at 4% per annum maturing 12 months from the date of issuance (see Note 5). A broker fee of 12% was deducted from each tranche and the notes will include a 15% prepayment penalty. The investor firm may process conversions after six months from the date of each closing. Conversions will include a 40% discount to the lower of (i) the average closing bid price of the Company’s common stock for the previous ten (10) days of a conversion notice or (ii) the closing bid price on the date of the conversion notice. In December 2011, the Company received the first tranche of $66,000, net of $9,000 broker fee, and executed a convertible promissory note and securities purchase agreement per the term sheet (see Note 5).  Additional closings, for the same amounts, were held in January (two closings) and March (one closing) 2012. The debentures contain an embedded derivative feature (see Note 10). In March 2012, the investor firm notified the Company that it terminated the term sheet.

In March 2012, the Company executed a term sheet with an investor firm whereby the firm would invest in the Company $53,000 in the form of a convertible promissory note, bearing interest at 8% per annum maturing nine (9) months from the date of issuance. A closing fee of $3,000 would be deducted from the tranche and the note would include a tiered prepayment penalty. The investor firm may process conversions after six months from the date of the closing. Conversions would include a 42% discount to the average closing bid price of the Company’s common stock for the previous ten (10) days of a conversion notice, using the average of the three (3) lowest trading prices. In April 2012, the Company received the tranche of $50,000, net of $3,000 closing fee, and executed a convertible promissory note and securities purchase agreement per the terms of the term sheet. In May 2012, the investor firm invested an additional $32,500 in the Company governed by the term sheet and in the form of a convertible promissory note for $32,500. The Company received the second tranche of $30,000, net of a $2,500 closing fee, in May 2012. In July 2012, the investor firm invested an additional $42,500 in the Company governed by the terms of a July 2012 term sheet and in the form of a convertible promissory note for $42,500. The Company received the third tranche of $40,000, net of a $2,500 closing fee, in July 2012. In November 2012, the Company executed a new term sheet with the investor firm and received $30,000, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In December 2012, the Company executed a new term sheet with the investor firm and received $40,000, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In February 2013, the Company executed a new term sheet with the investor firm and received $40,000, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In April 2013, the Company executed a new term sheet with the investor firm and received $40,000, net of a $2,500 legal fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In June 2013, the Company executed a new term sheet with the investor firm and received $40,000, net of a $2,500 legal fee, and executed a convertible promissory note and securities purchase agreement per the term sheet (see Note 5). The Company recorded all of the closing fees of $13,000 in 2012 and $2,500, from the February 2013 term sheet, for the six months ended June 30, 2013, as deferred financing costs. The fees of $5,000, from the April and June 2013 term sheets, were expensed as legal fees for the six months ended June 30, 2013. The debentures contain an embedded derivative feature (see Note 10). For the six months ended June 30, 2013, the Company expensed $3,125 of financing expenses related to the deferred financing costs.

In November 2012, the Company executed a term sheet with an investor firm whereby the firm would invest in the Company $27,750 in the form of a convertible promissory note, bearing interest at 8% per annum maturing nine (9) months from the date of issuance. A legal fee of $2,750 would be deducted from the tranche and the note would include a tiered prepayment penalty. Conversions would include a 40% discount to the average closing bid price of the Company’s common stock for the previous ten (10) days of a conversion notice, using the average of the two (2) lowest trading prices. In December 2012, the Company received the tranche of $25,000, net of the $2,750 legal fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In February 2013, the Company executed a new term sheet with the investor firm and received $25,000, net of $2,750 in legal fees, and executed a convertible promissory note and securities purchase agreement per the term sheet. In May 2013, the Company executed a new term sheet with the investor firm and received $30,000, net of $2,750 in legal fees, and executed a convertible promissory note and securities purchase agreement per the term sheet (see Note 5). The debentures contain an embedded derivative feature (see Note 10).

Drawdown Equity Financing Agreement

On April 13, 2012, the Company entered into a Drawdown Equity Financing Agreement, together with a Registration Rights Agreement, with Auctus Private Equity Fund, LLC ("Auctus"), the selling stockholder. In October 2012, the Company elected to withdraw its Form S-1/A registration statement and terminate the Drawdown Equity Financing Agreement with Auctus.

Transfer of Debt

In September 2011, the Company formalized a debt settlement agreement with a consultant whereby the Company transferred $1,000,000 of debentures and aged debt to the consultant. The Company satisfied the debt sold to the consultant by issuing shares of the Company’s common stock to the consultant at a price of $0.005 per share for the first $100,000, $0.01 per share for the next $100,000, $0.015 per share for the third $100,000 and $0.01 per share for the remainder of the $1,000,000 of aged debt. In July 2011, the Company satisfied promissory notes of $50,000, plus accrued interest, in August 2011, the Company satisfied promissory notes of $32,500, plus accrued interest and in October 2011, the Company satisfied a related party convertible note of $10,000, plus accrued interest (see Note 7). In consideration of the debt transferred, the consultant received 6,500,000 shares, 4,112,500 shares and 3,133,746 shares of the Company’s unrestricted common stock in July, September and October 2011, respectively.

The Company also made available to the note holders the opportunity to offer financing to the Company through the sale of a total of 35,000,000 two year commitment warrants exercisable into shares of the Company's common stock at $0.02 per share for 15,000,000 warrants, $0.03 per share for 10,000,000 warrants and $0.04 per share for 10,000,000 warrants. For the three months ended December 31, 2011, the Company sold warrants for cash in the amount of $43,000 in September 2011 and $20,000 in October 2011. The consultant had also agreed to purchase $100,000 of additional restricted shares of the Company’s common stock commencing in October 2011, at $20,000 per tranche. As of June 30, 2013, no additional shares have been purchased.

Debt Purchase Agreements

In June 2013, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a convertible note holder and an unrelated party, the Company settled and transferred $33,255 of the note balance, plus accrued interest of $36,920, to the unrelated party in the form of a convertible note for $50,000. Accrued interest of $21,175 was forgiven (see Note 5). The new debenture contains an embedded derivative feature (see Note 10).

In June 2013, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a promissory note holder and an unrelated party, the Company transferred $31,814 of the note balance, plus accrued interest of $18,526, to the unrelated party in the form of a convertible note for $50,340 (see Notes 5 and 7). The new debenture contains an embedded derivative feature (see Note 10).

In June 2013, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a promissory note holder and an unrelated party, the Company settled and transferred the $50,000 note balance, plus accrued interest of $15,152, to the unrelated party in the form of a convertible note for $55,152. Accrued interest of $10,000 was forgiven (see Notes 5 and 7). The new debenture contains an embedded derivative feature (see Note 10).

Settlement Agreements

In April 2009, the Company executed a settlement agreement with its former President whereby the Company agreed to make monthly payments of $7,500, beginning in June 2009, in order to repay promissory notes, accrued interest, deferred payroll and expenses in the amount of $139,575 owed to its former President. The Company paid an initial installment payment of $12,500 to its former President in April 2009. The company paid an installment payment of $7,500 to its former President in September 2009. In September 2009, the Company executed an amendment to the settlement agreement whereby the payment terms and amount were revised. Effective September 2009, the Company was to make a $2,500 payment to its former President per Company payroll period. In the event the Company does not process a full payroll, the Company is to pay a proportionate percentage of the payment owed equal to the percentage of the total Company net payroll amount paid. For the years ended December 31, 2011 and 2010, the Company paid $10,000 and $28,600, respectively, to its former President per the terms of the agreement and amendment. All of the 2010 payments and $3,900 in payments made in the year ended December 31, 2011, made in accordance with the agreement and subsequent amendment, were applied to the February 2008 promissory note balance owed to the Company’s former President. As of March 31, 2011, the note balance was paid in full. Payments made in the year ended December 31, 2011, made in accordance with the agreement and subsequent amendment, totaling $24,273 were applied to the open payables balance and $24,327 were applied to accrued interest owed to the Company’s former President. In January 2012, the Company and its former President agreed to settle the remaining balance due of $20,975 in exchange for the issuance of 1,498,214 restricted shares of the Company’s common stock, valued at $0.014 per share (see Note 12).

In August 2011, the Company executed a debt settlement agreement with a trade vendor whereby the Company has agreed to issue restricted shares of its common stock to the vendor, at market price, as settlement of the balance owed to the vendor of $54,000. The Company issued 900,000 shares of common stock, valued at $0.03 per share, in September 2011 for settlement of $27,000 of the balance owed. The remaining balance was settled by the issuance of shares in March 2012 (see Note 12).

Loan Repayment Agreement

In April 2009, the Company signed an agreement whereby two promissory notes executed with a distributor of its products were to be repaid from the proceeds of sales of the Company’s products sold by the distributor for the Company. In September 2009, the Company executed an additional promissory note with the distributor that is included in the loan repayment agreement. In May 2010, the Company executed an additional promissory note with the distributor that is included in the loan repayment agreement. In September 2012, the Company and the distributor executed an amendment to the March and April 2009 promissory notes whereby the Company would remit the accrued interest due on the notes, in the amount of $10,388, to the distributor by November 1, 2012. The payment was made in October 2012. For the six months ended June 30, 2013 and 2012, sales proceeds of $1,275 and $7,529, respectively, were applied to the balance of the notes. In June 2013, pursuant to the terms and conditions of debt purchase agreements formalized among the Company, the note holder and two unrelated parties, the Company settled and transferred the note balances, plus accrued interest, to the unrelated parties in the form of two convertible notes (see Notes 5 and 7).

Forbearance Agreement

In December 2012, the Company executed a forbearance agreement with a note holder whereby the Company agreed to pay down an October 2009 promissory note in the amount of $18,750 plus accrued interest of $5,650, for a total amount of $24,400. The Company made the initial payment of $12,200 to the note holder in December 2012. The remaining payments of $6,100 and $450 each were made in January and February 2013 (see Note 7).

Assignment

In October 2010, the Company assigned the proceeds of six of the Company’s open receivables invoices, in the total amount of $20,761, to its CEO. The assignment was non-interest bearing and fee free with a due date for repayment of November 20, 2010. Partial repayments of the assignment were made in October 2010 for $4,218 and November 2010 for $4,125. The due date of the assignment has been extended to December 31, 2013 (see Note 8).

Due to Factor

In March 2007, the Company entered into a sale and subordination agreement with a factoring firm whereby the Company sold its rights to two invoices, from February 2007 and March 2007, totaling $470,200 to the factor.  Upon signing the agreement and providing the required disclosures, the factor remitted 65%, or $144,440, of the February 2007 invoice and a certain percentage of $53,010 of the March 2007 invoice to the Company.  The Company paid a $500 credit review fee to the factor relating to the agreement.  Per the terms of the agreement, once the Company’s client remits the invoice amount to the factor, the factor deducts a discount fee from the remaining balance of the factored invoices and forwards the net proceeds to the Company.  The discount fee is computed as a percentage of the face amount of the invoice as follows: 2.25% fee for invoices paid within 30 days of the down payment date with an additional 1.125% for each 15 day period thereafter. In September 2007, the February 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In December 2007, the March 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In February 2008, the Company and the factor agreed to a total settlement amount of $75,000, which was scheduled to be paid by the Company to the factor in September 2008 unless both parties mutually agreed to extend the due date. In September 2008, the Company and the factor reached a verbal agreement to extend the due date to December 31, 2008. The Company is pursuing a further extension. As of June 30, 2013, the balance due to the factor by the Company was $209,192 including interest.

Litigation

On March 25, 2013, the Company filed a complaint In The United States District Court For The District Of New Jersey (case no: 13-cv-01895 (SRC)(CLW)) vs. WhiteSky, Inc (an existing channel partner). The Company filed claims that WhiteSky effectuated multiple contract breaches, misappropriation of trade secrets, breach of Intellectual Property, and disclosure of confidential information in commencing attempts to replace the Company's “GuardedID® Customized Desktop Product” with a third party's product since November 2012, even though the contractual agreement expires in May 2014. In July 2013, the Company filed an amended complaint based on the Court’s rulings on the motions, which required some minor adjustments and strengthening based on what it learned through early admissible discovery. The Company is aggressively litigating this matter and anticipates a successful outcome.  If it is unsuccessful, the costs and results associated with these legal proceedings could be significant and could affect the results of future operations. However, the Company has already executed agreements which present new opportunities that could minimally replace the potential loss of revenues (or award) resulting from these proceedings in 2013.

Note 12 - Stockholders’ Deficit

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

The Series B Preferred Stock shall have preferential liquidation rights in the event of any liquidation, dissolution or winding up of the Company, such liquidation rights to be paid from the assets of the Company not delegated to parties with greater priority at $1.00 per share or, in the event an aggregate subscription by a single subscriber of the Series B Preferred Stock is greater than $100,000,000, $0.997 per share. The Series B Preferred Stock shall be convertible to a number of shares of common stock equal to the price of the Series B Preferred Stock divided by the par value of the Series B Preferred Stock. The option to convert the shares of Series B Preferred Stock may not be exercised until three months following the issuance of the Series B Preferred Stock to the recipient shareholder. The Series B Preferred Stock shall have ten votes on matters presented to the shareholders of the Company for one share of Series B Preferred Stock held. The initial price of the Series B Preferred Stock shall be $2.50, (subject to adjustment by the Company’s Board of Directors) until such time, if ever, the Series B Preferred Stock are listed on a secondary and/or public exchange.  As of June 30, 2013, no shares of Series B Preferred Stock have been issued.

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

In July 2013, an  increase of the authorized shares of the Company’s common stock from one billion, five hundred million (1,500,000,000) to three billion (3,000,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to the Company’s Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in July 2013.

Issuance of Common Stock for Services

In December 2009, the Company entered into a retainer agreement with an attorney, whereas the attorney acts as house counsel for the Company with respect to all general corporate matters.  The agreement is at will and required a payment of 100,000 shares of common stock, valued at $0.05 per share, due upon execution. Commencing on January 1, 2010, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market. In December 2012, the Company recorded $19 in legal fees related to the agreement, as common stock to be issued. The 7,500 shares of restricted common stock were issued in February 2013. For the six months ended June 30, 2013 and 2012, the Company issued 15,000 shares of restricted common stock, valued at $84 and 7,500 shares of restricted common stock, valued at $113, respectively, all of which have been expensed as legal fees, related to the agreement.

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

In May 2012, the Company entered into a consulting agreement with a firm whereby the consultant will provide public relations services to the Company. The consultant will receive a fee of $7,000 per month and $500 per month in the form of restricted shares of the Company's common stock valued on the closing market price of the first day of each month that the agreement is in effect. In May 2012, the consultant received 33,334 shares of the Company’s common stock, valued at $500. In June 2012, the consultant received 55,555 shares of the Company’s common stock, valued at $500. In July 2012, the consultant received 62,500 shares of the Company’s common stock, valued at $500. In August 2012, the consultant received 58,140 shares of the Company’s common stock, valued at $500. In September 2012, the consultant received 52,632 shares of the Company’s common stock, valued at $500. In October 2012, the consultant received 52,632 shares of the Company’s common stock, valued at $500. In December 2012, the consultant received 86,207 shares of the Company’s common stock, valued at $500. In March 2013, the consultant received 552,526 shares of the Company's common stock, valued at $1,500, for payment of three months of services. In June 2013, the consultant received 237,500 shares of the Company's common stock, valued at $1,500, for payment of three months of services. The value of all of the shares issued has been expensed as consulting fees (see Note 11).

In November 2012, the Company issued a total of 350,000 restricted shares of its common stock to the five members of its advisory board for serving in that capacity. The shares were valued at $2,275, all of which has been expensed as consulting fees.

Issuance of Common Stock for Financing

In January 2009, the Company executed a promissory note for $225,000, bearing interest at 10% per annum, maturing on January 23, 2012. Per the terms of the promissory note, the note holder of a $100,000 convertible note, executed in July 2008, rolled the convertible note balance and accrued interest owed into a purchase of nine units with each unit consisting of a 10% promissory note of $25,000 for a total of $225,000 and 82,000 shares of the Company’s common stock, valued at $0.06, for a total of 738,000 shares of common stock. An additional loan to the Company, in January 2009, of $100,000 by the note holder was included as part of the purchase of the nine units (see Note 7). The shares were issued in February 2009.

In March 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on March 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The shares were issued in April 2009. For the six months ended June 30, 2013 and 2012, the Company expensed $0 and $417, respectively, of financing expenses related to the shares (see Note 7).

In April 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on April 10, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. For the six months ended June 30, 2013 and 2012, the Company expensed $0 and $417, respectively, of financing expenses related to the shares (see Note 7).

In May 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on May 27, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The shares were issued in June 2009. For the six months ended June 30, 2013 and 2012, the Company expensed $0 and $417, respectively, of financing expenses related to the shares (see Note 7).

In June 2009, the Company executed a promissory note for $25,000, bearing interest at 10% per annum, maturing on June 8, 2012. Per the terms of the promissory note, the note holder purchased one unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in June 2009. For the six months ended June 30, 2013 and 2012, the Company expensed $0 and $208, respectively, of financing expenses related to the shares (see Note 7).

In June 2009, the Company executed a promissory note for $75,000, bearing interest at 10% per annum, maturing on June 12, 2012. Per the terms of the promissory note, the note holder purchased three units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 150,000 shares of common stock. The shares were issued in August 2009. For the six months ended June 30, 2013 and 2012, the Company expensed $0 and $1,000, respectively, of financing expenses related to the shares (see Note 7).

In July 2009, the Company executed a promissory note for $35,000, bearing interest at 10% per annum, maturing on July 14, 2012. Per the terms of the promissory note, the note holder purchased 1.4 units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 70,000 shares of common stock. The shares were issued in August 2009. For the six months ended June 30, 2013 and 2012, the Company expensed $0 and $467, respectively, of financing expenses related to the shares (see Note 7).

In August 2009, the Company executed a promissory note for $25,000, bearing interest at 10% per annum, maturing on August 18, 2012. Per the terms of the promissory note, the note holder purchased one unit consisting of a 10% promissory note of $25,000 and 75,000 restricted shares of the Company’s common stock, at market price. The shares were issued in August 2009. For the six months ended June 30, 2013 and 2012, the Company expensed $0 and $500, respectively, of financing expenses related to the shares (see Note 7).

In September 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on September 2, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. For the six months ended June 30, 2013 and 2012, the Company expensed $0 and $917, respectively, of financing expenses related to the shares (see Notes 7 and 11).

In October 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on October 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 82,000 restricted shares of the Company’s common stock, valued at $0.10 per share, for a total of 164,000 shares of common stock. The shares were issued in November 2009 (see Note 7).

In October 2009, the Company executed a promissory note for $18,750, bearing interest at 10% per annum, maturing on October 27, 2012. Per the terms of the promissory note, the note holder purchased three/fourths of one unit with each unit consisting of a 10% promissory note of $25,000 and 133,333 restricted shares of the Company’s common stock, valued at $0.10 per share, for a total of 100,000 shares of common stock (see Note 7).

In December 2009, the Company executed a promissory note for $7,500, bearing interest at 10% per annum, maturing on December 4, 2012. As consideration for executing the note, the Company issued 150,000 shares of restricted common stock, valued at $0.10 per share, to the note holder. For the six months ended June 30, 2013 and 2012, the Company expensed $0 and $1,250, respectively, of financing expenses related to the shares (see Note 7).

In March 2010, the Company executed a promissory note for $50,000 with its CEO, bearing interest at 10% per annum, maturing on April 30, 2011. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, valued at $0.025 per share and expensed in 2010, for a total of 100,000 shares of common stock. In January 2013, the note was extended to December 31, 2013 (see Note 8).

In April 2010, the Company executed a promissory note for $80,000, bearing interest at 10% per annum, maturing on July 23, 2010. As consideration for executing the note, the Company issued 500,000 shares of restricted common stock, valued at $0.021 per share and expenses in 2010, to the note holder. On May 2, 2011, the Company repaid $10,000 of the note balance to the note holder. Per the terms of a settlement agreement that the Company executed with the note holder in January 2012, the Company issued 5,058,060 restricted shares of its common stock, valued at $0.0165 per share to the note holder as settlement of the remaining note balance of $70,000 plus accrued interest.

In May 2010, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on May 21, 2013. As consideration for executing the note, the Company issued 200,000 shares of restricted common stock, valued at $0.009 per share, to the note holder. For the six months ended June 30, 2013 and 2012, the Company expensed $250 and $300, respectively, of financing expenses related to the shares.

In May 2012, the Company issued 562,500 restricted shares of its common stock, valued at $9,000, to an investor firm as consideration for entering into and structuring an Equity Facility Agreement. The shares were included in the Form S-1 the Company with the SEC in June 2012. The value of the shares has been expensed as financing expense (see Note 11).

Issuance of Common Stock for Settlement of Accounts Payable

In August 2011, the Company issued 900,000 shares of its common stock, valued at $0.03 per share, to a vendor for settlement of accounts payable. In March 2012, the remaining accounts payable balance was settled and the Company issued 1,800,000 shares of its common stock, valued at $0.015 per share, to the vendor (see Note 11).

Issuance of Common Stock for the Sale and Settlement of Debt

Per the terms of a debt purchase agreement that the Company formalized with a consultant in September 2011, the Company issued 6,500,000 unrestricted shares of its common stock, valued at $0.005 per share, in July 2011, 4,112,500 unrestricted shares of its common stock, valued at $0.005 per share, in September 2011, and 3,133,746 unrestricted shares of its common stock, valued at $0.005 per share, in October 2011 to the consultant for the sale and retirement of certain promissory notes and convertible related party promissory notes (see Notes 7, 8 and 11).

Per the terms of a settlement agreement that the Company executed with the estate of a deceased note holder in November 2011, the Company issued 1,344,086 restricted shares of its common stock, valued at $0.0186 per share, in December 2011, to two beneficiaries of the estate for the settlement of a promissory note (see Note 7).

Per the terms of a settlement agreement that the Company executed with its former President in January 2012, the Company issued 1,498,214 restricted shares of its common stock, valued at $0.014 per share to its former President for settlement of accrued interest owed (see Note 11).

Per the terms of a settlement agreement that the Company executed with a note holder in January 2012, the Company issued 5,058,060 restricted shares of its common stock, valued at $0.0165 per share to the note holder for settlement of a promissory note and accrued interest (see Note 7).

Conversions to Common Stock

For the six months ended June 30, 2013, the Company received conversion notices from ICG to convert $36,660 of the January 3, 2012 note into 25,000,000 unrestricted shares of the Company's common stock. The conversions were processed on January 24, 2013 for $11,280 into 10,000,000 shares at a conversion price of $0.001128 per share and on May 17, 2013 for $25,380 into 15,000,000 shares at a conversion price of $0.001692 per share (see Note 5).

For the six months ended June 30, 2012, the Company received a conversion notice from ICG to convert $15,000 of the December 5, 2011 note into 2,668,089 unrestricted shares of the Company's common stock. The conversion was processed on June 15, 2012 at a conversion price of $0.005622 per share (see Note 5).

For the six months ended June 30, 2013, the Company received conversion notices from Asher to convert the balance of the note due on February 8, 2013 of $8,500, and accrued interest of $1,300, the balance of the note due on April 30, 2013 of $42,500, and accrued interest of $1,700, the balance of the note due on August 5, 2013 of $32,500, and accrued interest of $1,300, and $35,000 of the note due June 14, 2014 into 87,188,428 unrestricted shares of the Company's common stock, at conversion prices from $0.00095 to $0.0031 per share. The conversions were processed on January 3, 2013 for $9,800 into 7,000,000 shares at a conversion price of $0.0014 per share, on January 28, 2013 for $15,000 into 15,000,000 shares at a conversion price of $0.001 per share, on February 4, 2013 for $12,000 into 12,631,579 shares at a conversion price of $0.00095 per share, on February 11, 2013 for $14,000 into 14,736,842 shares at a conversion price of $0.00095 per share, on February 15, 2013 for $3,200 into 2,909,091 shares at a conversion price of $0.0011 per share, on May 20, 2013 for $15,000 into 4,838,710 shares at a conversion price of $0.0031 per share, on May 23, 2013 for $18,800 into 6,962,963 shares at a conversion price of $0.0027 per share, on June 17, 2013 for $15,000 into 8,823,529 shares at a conversion price of $0.0017 per share and on June 20, 2013 for $20,000 into 14,285,714 shares at a conversion price of $0.0014 per share (see Note 5).

For the six months ended June 30, 2013, the Company received a conversion notice from Auctus to convert $15,000 of the November 30, 2012 note into 7,042,254 unrestricted shares of the Company's common stock. The conversion was processed on June 4, 2013 at a conversion price of $0.00213 per share (see Note 5).

For the six months ended June 30, 2013, the Company received conversion notices from Iconic to convert $35,000 of the June 4, 2013 note for $55,152 into 27,370,690 unrestricted shares of the Company's common stock, at conversion prices from $0.00096 to $0.00174 per share. The conversions were processed on June 11, 2013 for $15,000 into 8,620,690 shares at a conversion price of $0.00174 per share, on June 21, 2013 for $10,000 into 8,333,333 shares at a conversion price of $0.0012 per share and on June 26, 2013 for $10,000 into 10,416,667 shares at a conversion price of $0.00096 per share (see Note 5).

Sale of Common Shares

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

In October 2012, the Company sold to an individual for certain units containing common stock and warrants. The Company issued 5,555,556 shares of its common stock at $0.0045 per share and warrants to purchase a total of 2,777,778 shares of the Company’s common stock, exercisable at $0.02 per share that expire in October 2015.

Sale of Warrants for Cash and Exercise of Warrants

None during the interim period ended June 30, 2013.

Issuance of Warrants for Financing and Acquiring Services

In connection with consulting agreements, the Company issued warrants for 15,065,950 shares to consultants, all of which were deemed earned upon issuance, as of June 30, 2013 (see Note 11). The fair value of these warrants granted, estimated on the date of grant using the Black-Scholes option-pricing model, was $1,004,403, which has been recorded as consulting expenses.

The table below summarizes the Company’s non-derivative warrant activities through June 30, 2013:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2011	240,968,467	$0.0040-10.0000	$0.0500	$2,742,658	$-

Granted	30,120,505	0.0200-0.0400	0.0300	88,850	-
Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	(8,085,310)	0.004-5.5000	0.2100	(1,305,717)	-
Balance, December 31, 2012	263,003,662	$0.0015-10.0000	$0.0490	$1,525,791	$-

Granted	75,000	-	0.0040	525	-
Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	(1,375,107)	-	0.1140	(156,710)	-
Balance, June 30, 2013	261,703,555	$0.0015-10.0000	$0.1210	$1,369,606	$-

Vested and exercisable, June 30, 2013	261,703,555	$0.0015-10.0000	$0.0490	$1,369,606	$-

Unvested, June 30, 2013	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2013:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$10.0000	8,050	1.21	$10.0000	8,050	1.21	$10.0000

$0.0150-0.8000	261,695,505	1.80	$0.05000	261,695,505	1.80	$0.0500

$0.0150 - $10.0000	261,703,555	1.80	$0.04900	261,703,555	1.80	$0.0490

Issuance of Stock Options to Parties Other Than Employees for Acquiring Goods or Services

In January 2013, the Company granted an option to purchase 10,000,000 shares of its common stock to NetLabs, Inc. in exchange for the assignment of the entire right, title and interest in and to the “Out-of-Band Patent”.  The Options were valued at $0.002 per share, or $18,000, which was recorded as Patent.

The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

January 30, 2013

Expected life (year)	10.00

Expected volatility	142.00%

Risk-free interest rate	2.03%

Expected annual rate of quarterly dividends	0.00%

As of June 30, 2013, options to purchase an aggregate of 12,000,000 shares of its common stock for non-employees were outstanding. The exercise price of the options to purchase 2,000,000 and 10,000,000 shares its common stock is $0.006 and $0.002, respectively, yielding a weighted average exercise price of $0.003. In January 2013, options to purchase an aggregate of 760,000 of the Company's common stock at $3.60 per share were cancelled per an agreement executed with NetLabs, Inc. Also in January 2013, options to purchase an aggregate of 1,889 shares of the Company's common stock, at $9.00 per share, expired.

Note 13 - Stock Based Compensation

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

Options awarded in April 2011

On April 21, 2011, the Company granted options to purchase 70,000,000 shares of its common stock to the Company’s management team and employees with an exercise price at $0.01 per share expiring five (5) years from the date of grant vesting over an eight (8) month period.

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

Options granted in January 2013

On January 3, 2013, the Company granted options to purchase 5,000,000 shares of its common stock to the Company’s management team and employees with an exercise price at $0.0023 per share expiring ten (10) years from the date of grant vesting over an eight month period.

The Company estimated the fair value of 2013 options on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

January 3, 2013

Expected life (year)	10.00

Expected volatility	154.00%

Risk-free interest rate	1.92%

Expected annual rate of quarterly dividends	0.00%

The table below summarizes the Company’s 2004 Incentive Plan and 2012 Stock Incentive Plan activities through June 30, 2013:

	Number of Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2011	140,027,309	$0.0025-10.0000	$0.0140	$3,214,621	$-

Granted	-	-	-	-	-
Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	-	-	-	-	-
Balance, December 31, 2012	140,027,309	$0.0025-10.0000	$0.0140	$3,214,621	$-

Granted	5,000,000	$0.0023	$0.0023	$10,000	-
Canceled	(37,500)	$1.0000-10.0000	$2.8000	($41,488)	-

Exercised (Cashless)	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	(6,100,012)	$0.0200- 0.0800	$0.0600	$(365.550)	-
Balance, June 30, 2013	138,889,797	$0.0023-10.0000	$0.0111	$2,817,583	$-

Vested and exercisable, June 30, 2013	137,639,797	$0.0023-10.0000	$0.0111	$2,815,083	$-

Unvested, June 30, 2013	1,250,000	$0.0023	$0.0023	$2,500	$-

As of June 30, 2013, options to purchase an aggregate of 138,889,797 shares of common stock were outstanding under the 2004 incentive plan and 2012 Stock Incentive Plan and there were 161,110,203 shares remaining available for issuance. Also in May 2013, options to purchase an aggregate of 30,000 shares of the Company's common stock, at $1.00 per share and 7,500 shares of the Company's common stock, at $10.00 per share, were cancelled.

The following table summarizes information concerning 2004 Incentive plan and 2012 Stock Incentive Plan as of June 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$10.0000	30,000	1.15	$10.0000	30,000	1.15	$10.0000

$1.0000	75,000	3.01	$1.0000	75,000	3.01	$1.0000

$0.0025-0.3750	133,784,797	2.50	$0.0100	133,784,797	2.50	$0.0100

$0.0023	5,000,000	9.50	0.0023	5,000,000	9.50	0.0023

$0.0023-10.0000	138,889,797	2.75	$0.0124	138,889,797	2.75	$0.0124

Note 14 - Concentration of Credit Risk

Credit Risk Arising from Financial Instruments

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of June 30, 2013, substantially all of the Company’s cash and cash equivalents were held by major financial institutions from time to time and the balance at certain accounts may exceed the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”).  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Customers and Credit Concentrations

Revenue concentrations and the accounts receivables concentrations are as follows:

	Net Sales for the Six Months Ended		Accounts Receivable at
	June 30, 2013	June 30, 2012	June 30, 2013	December 31, 2012

Customer A	45.4%	63.2%	26.1%	87.6%

Customer B	27.9%	12.6%	18.9%	-%

Customer C	-%	-%	27.9%	-%

Customer D	-%	-%	13.9%	-%

	73.3%	75.8%	86.8%	87.6%

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

Convertible Notes Payable

In July 2013, the Company executed a securities purchase agreement and convertible note for $37,500, bearing interest at 8% per annum, maturing on April 22, 2014, per a term sheet executed in July 2013 with an investor firm. A legal fee of $2,500 was deducted from the tranche and the note included a tiered prepayment penalty. The investor firm may process conversions after six (6) months from the date of the closing. Conversions will include a 42% discount to the average closing bid price of the Company’s common stock for the previous ten (10) days of a conversion notice, using the average of the three (3) lowest trading prices.

In July 2013, the Company executed a securities purchase agreement and convertible note for $35,500, bearing interest at 9.9% per annum, maturing on July 23, 2014. A legal fee of $2,500 was deducted from the tranche and the note included a tiered prepayment penalty. The investor firm may process conversions after six (6) months from the date of the closing. Conversions will include a 40% discount to the average closing bid price of the Company’s common stock for the previous ten (10) days of a conversion notice.

Debt Purchase Agreements

In July 2013, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a promissory note holder and an unrelated party, the Company transferred $50,000 of the October 20, 2009 note balance to the unrelated party in the form of a convertible note for $50,000, bearing interest at 10%, maturing on July 15, 2014. The unrelated party may process conversions after six (6) months from the date of the closing. Conversions will include a 45% discount to the average closing bid price of the Company’s common stock for the previous ten (10) days of a conversion notice, using the average of the three (3) lowest trading prices.

In July 2013, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a promissory note holder and an unrelated party, the Company transferred $60,000 (partial balance) of the January 23, 2009 note balance to the unrelated party in the form of a convertible note for $60,000, bearing interest at 10%, maturing on July 17, 2014. The unrelated party may process conversions after six (6) months from the date of the closing. Conversions will include a 40% discount to the average closing bid price of the Company’s common stock for the previous ten (10) days of a conversion notice.

Conversions to Common Stock

In July 2013, the Company received conversion notices from Asher to convert the balance of the note due on June 14, 2014 of $15,340, the balance of the note due on September 27, 2013 of $42,500, and accrued interest of $1,700 and $30,000 of the note due July 15, 2014 into 136,294,210 unrestricted shares of the Company's common stock, at conversion prices from $0.00054 to $0.0009 per share. The conversions were processed on July 1, 2013 for $15,340 into 17,044,444 shares at a conversion price of $0.0009 per share, on July 10, 2013 for $14,000 into 20,588,235 shares at a conversion price of $0.00072 per share, on July 12, 2013 for $14,000 into 20,588,235 shares at a conversion price of $0.00068 per share, on July 17, 2013 for $14,000 into 21,212,121 shares at a conversion price of $0.00066 per share, on July 22, 2013 for $2,200 into 3,548,387 shares at a conversion price of $0.00062 per share, on July 23, 2013 for $10,000 into 16,949,152 shares at a conversion price of $0.000591 per share, on July 26, 2013 for $10,000 into 18,181,818 shares at a conversion price of $0.00055 per share and on July 31, 2013 for $10,000 into 18,181,818 shares at a conversion price of $0.00055 per share (see Note 5).

In August 2013, the Company received a conversion notice from Asher to convert $10,000 of the note due on July 15, 2014 into 20,833,333 unrestricted shares of the Company's common stock, at a conversion price of $0.00048 per share (see Note 5).

In July, 2013, the Company received conversion notices from Iconic to convert the remaining balance of $20,152 of the June 4, 2013 note for $55,152 and the full balance of the June 14, 2013 note for $50,000 into 130,572,488 unrestricted shares of the Company's common stock, at conversion prices from $0.00042 to $0.00072 per share. The conversions were processed on July 2, 2013 for $10,000 into 13,888,889 shares at a conversion price of $0.00072 per share, on July 11, 2013 for $10,152 into 18,800,000 shares at a conversion price of $0.00054 per share, on July 18, 2013 for $10,000 into 18,518,519 shares at a conversion price of $0.00054 per share, on July 23, 2013 for $15,000 into 27,777,778 shares at a conversion price of $0.00054 per share, on July 25, 2013 for $15,000 into 27,777,778 shares at a conversion price of $0.00054 per share and on July 31, 2013 for $10,000 into 23,809,524 shares at a conversion price of $0.00042 per share (see Note 5).

In August 2013, the Company received a conversion notice from Iconic to convert $12,600 of the note dated July 17, 2013 into 35,000,000 unrestricted shares of the Company's common stock, at a conversion price of $0.00036 per share (see Note 5).

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

Unless otherwise noted, references in this Form 10-Q to “StrikeForce”  “we”, “us”, “our”, “SFT”, “our company”, and the “Company” means StrikeForce Technologies, Inc., a Wyoming corporation.

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

In February 2013, we executed a retainer agreement with our patent attorneys to aggressively enforce our patent rights as we believe “Out-of-Band Authentication” is becoming the standard for authenticating consumers in the financial and other markets. Our attorneys have initiated court filings in order to protect our “Out-of-Band Patent” rights. We also expect to initiate further litigation against our potential “Out-of-Band” Patent infringers.

In February 2013, our patent attorneys submitted a new “Out-of-Band” Patent continuation, which is now our second “Out-of-Band” continuation patent pending.

In March 2013, our patent attorneys submitted a new “Methods and Apparatus for securing user input in a mobile device” Patent, which is now patent pending. Our MobileTrust® product is the invention supporting the patent pending.

In July 2013, we received notice that the USPTO had added 54 additional patent claims for our Out-of-Band patent we received in January 2011, by issuing to us Patent No. 8,484,698 thereby strengthening our position with clients and our current and potential lawsuits.

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

On April 13, 2012, we entered into a Drawdown Equity Financing Agreement, together with a Registration Rights Agreement, with Auctus Private Equity Fund, LLC ("Auctus"), the selling stockholder. In October 2012, we elected to withdraw our Form S-1/A registration statement and terminate the Drawdown Equity Financing Agreement with Auctus. We will, however, remain domiciled in Wyoming.

We generated all of our revenues of $188,171, for the six months ended June 30, 2013, compared to $353,081 for the six months ended June 30, 2012, and revenues of $27,180 for the three months ended June 30, 2013 compared to $168,427 for the three months ended June 30, 2012, from the sales of our security products. The decrease in revenues was primarily due to one-time credits of $44,092 applied to first quarter revenues as a result of the downsizing of one client causing a delay in the processing of their maintenance fees and due to the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology relating to our initiated litigation with one of our channel partners, WhiteSky, Inc. ("WhiteSky"). In addition we plan to increase revenues throughout the second half of 2013 with new contracts and increased revenues from current contracts.

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

Our primary target markets include financial services such as banks and insurance companies, healthcare providers, government agencies through integrators, technology platforms, e-commerce based services companies, telecommunications and cellular carriers, technology software companies, government agencies and consumers, especially for our mobile and keystroke encryptions products. We are focusing our concentration on cyber security and data breach strategic problem areas, such as where compliance with financial, healthcare and government regulations are key and stolen passwords are used to acquire private information illegally. In the fourth quarter of 2011, we executed a multi-year contract with a major US financial lender who utilizes our ProtectID® solution for its over 12,000,000 employees, administrators and consumers. The contract became revenue producing in the fourth quarter of 2011 for a three year auto-renewable term. In the first quarter of 2012, we executed a multi-year contract with a healthcare facility who utilizes our ProtectID® solution for its employees and administrators. The contract became revenue producing in the first quarter of 2012 for a three year auto-renewable term. During the second half of 2012 StrikeForce signed on additional distributors and resellers from which we started to generate revenues in 2013, as they implemented their sales strategies for our products.

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

Our management believes that our products provide a cost-effective and technologically competitive solution to address the problems of network security and identity theft in general. Updated guidance for the Federal Financial Institutions Examination Council (“FFIEC”) regulations include the requirement for solutions that have Two-Factor Out-of-Band Authentication and products that stop keylogging malware, real time, which our management believes our proprietary products uniquely and directly address. This new updated guidance went into effect as of January 1, 2012. Additionally, the 2013 Verizon Data Breach report, published in April 2013, stated that 80% of all the data breaches they reported would not have occurred if the corporations used two factor authentication, such as our ProtectID® system. The report also indicates that over 72% of the data breaches would most likely not have occurred if the corporations breached used anti-keylogging software, other than the typical anti-virus programs. Based on the FFIEC requirement in the latest FFIEC update that was published in June 2011  (being enforced as of January 2012) and the latest Verizon Data Breach Report, we have recently experienced a growing increase in sales orders and inquiries specifically in the financial markets. However, there can be no assurance that our products will continue to gain acceptance and continue to grow in the commercial marketplace or that one of our competitors will not introduce technically superior products.

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

6. Technology and other providers and resellers, agents and distributors interested in purchasing and or selling our new MobileTrust® cyber solution for all mobile devices, initially for all Apple and Android devices, that is expected to be in Beta testing by September 2013.

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

Intellectual Property

We are working with our patent attorneys to aggressively enforce our patent rights per the terms of a retainer agreement executed in February 2013. Our patent attorneys also filed a second “Out of Band” continuation patent that is now patent pending and, as of July 2013, helped us obtain a second Out-of-Band patent.

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

Competition

The software development and services market is characterized by innovation and competition. There are several well-established companies within this market that offer network security systems in our product markets and newer companies with emerging technologies. We believe that our patented “Out-of-Band” multi-factor identity authentication platform is an innovative, secure, adaptable, competitively priced, integrated network authentication system. The main features of ProtectID® include: an open architecture “Out-of-Band” platform for user authentication; operating system independence; biometric layering; mobile authentication; secure website logon; Virtual Private Network (“VPN”) access; domain authentication and multi-level authentication. Unlike other techniques for increased network security, ProtectID® does not rely on a specific authentication device or method (e.g., phone, tokens, smart cards, digital certificates or biometrics, such as a retinal or fingerprint scan). Rather ProtectID® has been developed as an “open platform” that incorporates an unlimited number of authentication devices and methods. For example, once a user has been identified to a computer network, a system deploying our ProtectID® authentication system permits the “Out-of-Band” authentication of that user by a telephone, iPhone, iPad, Blackberry, PDA, email, hard token, SSL client software, a biometric device such as a voice biometric, or others, before that user is permitted to access the network. By using “Out-of-Band” authentication methods, management believes that ProtectID®, now patented and supported through our initiated litigation, with plans for additional litigation, provides a competitive product for customers with security requirements greater than typical name and password schemes for virtual private networks and computer systems with multiple users at remote locations, as examples. We also believe that our keystroke encryption product, GuardedID®, offers an additional competitive edge for network security and e-commerce applications that should provide greater levels of security and the ability to evolve over time based on newer technologies when made available. GuardedID® is critical to help prevent key logging viruses, one of the largest sources of cyber attacks. GuardedID® also is protected with a patent pending. Our newest product, MobileTrust®, is ideal for bringing the functionality of our other two products, especially including keystroke encryption, to all mobile devices, with initial focus on all Apple and Android devices. This product is also protected with a patent pending. Considering the features and functions, all of our cyber solutions have limited competition based on our products’ ability to protect individual identities and computers/devices against some of the most dangerous present threats.

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

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2012

Revenues for the three months ended June 30, 2013 were $27,180 compared to $168,427 for the three months ended June 30, 2012, a decrease of $141,247 or 83.9%. The decrease in revenues was primarily due to one-time credits of $44,092 applied to first quarter revenues as a result of the downsizing of one client causing a delay in the processing of their maintenance fees and due to the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology relating to our initiated litigation with one of our channel partners, WhiteSky, Inc. ("WhiteSky"). In addition, we project increased revenues throughout the second half of 2013 with new contracts and increased revenues from current contracts.

Revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign on fees, and recurring transaction revenues. Hardware sales for the three months ended June 30, 2013 were $260 compared to $6,067 for the three months ended June 30, 2012, a decrease of $5,807. The decrease in hardware revenues was primarily due to the decrease in our sales of our one-time-password token key-fobs.  Software, services and maintenance sales for the three months ended June 30, 2013 were $26,920 compared to $162,360 for the three months ended June 30, 2012, a decrease of $135,440. The decrease in software, services and maintenance revenues was primarily due to one-time credits applied to first quarter revenues and due to the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology relating to our initiated litigation with WhiteSky.

Cost of revenues for the three months ended June 30, 2013 was $4,262 compared to $9,035 for the three months ended June 30, 2012, a decrease of $4,773, or 52.8%. The decrease resulted primarily from the decrease in our sales of our one-time-password token key-fobs. Cost of revenues as a percentage of total revenues for the three months ended June 30, 2013 was 15.7% compared to 5.4% for the three months ended June 30, 2012. The increase resulted primarily from the overall decrease in our total revenues.

Gross profit for the three months ended June 30, 2013 was $22,918 compared to $159,392 for the three months ended June 30, 2012, a decrease of $136,474, or 85.6%. The decrease in gross profit was primarily due to the decrease in our revenues from the one-time credits applied to first quarter revenues and due to the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology relating to our initiated litigation with WhiteSky.

Research and development expenses for the three months ended June 30, 2013 were $84,500 compared to $91,000 for the three months ended June 30, 2012, a decrease of $6,500, or 7.1%. The decrease was primarily attributable to the decrease in time expended by our research and development personnel. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative (“SGA”) expenses for the three months ended June 30, 2013 were $415,460 compared to $259,524 for the three months ended June 30, 2012, an increase of $155,936 or 60.1%. The increase was due primarily to the increase in legal fees we expensed in the quarter. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other (income) expense for the three months ended June 30, 2013 was $191,748 as compared to $143,840 for the three months ended June 30, 2012, representing an increase in other expense of $47,908, or 33.3%. The increase was primarily due to an increase in interest expense.

Our net loss for the three months ended June 30, 2013 was $668,790 compared to a net loss of $334,972 for the three months ended June 30, 2012, an increase of $333,818, or 99.7%. The increase in our net loss was due primarily to the overall decrease in our total revenues, due to one-time credits applied to first quarter revenues and due to the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology relating to our initiated litigation with WhiteSky, and the increase in legal fees and interest expense.

FOR THE SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2012

Revenues for the six months ended June 30, 2013 were $188,171 compared to $353,081 for the six months ended June 30, 2012, a decrease of $164,910 or 46.7%. The decrease in revenues was primarily due to one-time credits of $44,092 applied to our revenues as a result of the downsizing of one client causing a delay in the processing of their maintenance fees and due to the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology relating to our initiated litigation with one of our channel partners, WhiteSky, Inc. ("WhiteSky").

Revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign on fees, and recurring transaction revenues. Hardware sales for the six months ended June 30, 2013 were $7,207 compared to $6,067 for the six months ended June 30, 2012, an increase of $1,140. The increase in hardware revenues was primarily due to the increase in our sales of our one-time-password token key-fobs.  Software, services and maintenance sales for the six months ended June 30, 2013 were $180,964 compared to $347,014 for the six months ended June 30, 2012, a decrease of $166,050. The decrease in software, services and maintenance revenues was primarily due to one-time credits applied to first quarter revenues and due to the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology relating to our initiated litigation with WhiteSky.

Cost of revenues for the six months ended June 30, 2013 was $9,669 compared to $12,021 for the six months ended June 30, 2012, a decrease of $2,352, or 19.6%. The decrease resulted primarily from the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology. Cost of revenues as a percentage of total revenues for the six months ended June 30, 2013 was 5.1% compared to 3.4% for the six months ended June 30, 2012. The increase resulted primarily from the overall decrease in our total revenues.

Gross profit for the six months ended June 30, 2013 was $178,502 compared to $341,060 for the six months ended June 30, 2012, a decrease of $162,558, or 47.7%. The decrease in gross profit was primarily due to the decrease in our revenues from the one-time credits applied to first quarter revenues and due to the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology relating to our initiated litigation with WhiteSky.

Research and development expenses for the six months ended June 30, 2013 were $169,000 compared to $175,500 for the six months ended June 30, 2012, a decrease of $6,500, or 3.7%. The decrease was primarily attributable to the decrease in time expended by our research and development personnel. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative (“SGA”) expenses for the six months ended June 30, 2013 were $677,805 compared to $596,963 for the six months ended June 30, 2012, an increase of $80,842 or 13.5%. The increase was due primarily to the increase in legal fees. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other (income) expense for the six months ended June 30, 2013 was $651,260 as compared to $201,512 for the six months ended June 30, 2012, representing an increase in other expense of $449,748, or 223%. The increase was primarily due to an increase in interest expense and the change in the fair value of the derivatives relating to a portion of our secured and unsecured convertible debenture balance.

Our net loss for the six months ended June 30, 2013 was $1,319,563 compared to a net loss of $632,915 for the six months ended June 30, 2012, an increase of $686,648, or 109%. The increase in our net loss was due primarily to the overall decrease in our total revenues, due to one-time credits applied to first quarter revenues, due to the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology relating to our initiated litigation with WhiteSky, due to the increase in legal fees and interest expense, and due to the change in the fair value of the derivatives relating to a portion of our secured and unsecured convertible debenture balance.

Liquidity and Capital Resources

Our total current assets at June 30, 2013 were $69,504, which included cash of $14,261, as compared with $286,516 in total current assets at December 31, 2012, which included cash of $133,279. Additionally, we had a stockholders’ deficit in the amount of $11,343,293 at June 30, 2013 compared to a stockholders’ deficit of $10,484,588 at December 31, 2012.  We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. The liabilities include a computed liability for the fair value of derivatives of $757,871, which will only be realized on the conversion of the derivatives, or settlement of the debentures.

We financed our operations during the six months ended June 30, 2013 primarily through the sale and issuance of debt in the aggregate amount of $403,492 and through recurring revenues from our ProtectID®, and GuardedID® technology, in the aggregate amount of $180,964. Management anticipates that we will continue to rely on equity and debt financing, at least in the near future, to finance our operations. While management believes that there will be a substantial percentage of our sales generated from our GuardedID® product and there are an increasing number of customers for our patented ProtectID® product, we will continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market continues to grow, with increasing marketing efforts, management believes, but cannot guarantee, we will continue to attain greater numbers of customers and the concentrations could decrease over time. Until this is accomplished, management will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing commitments of expenditures and until our sales revenue can provide greater liquidity.

Our number of common shares outstanding increased from 362,808,206 shares at the year ended December 31, 2012 to 510,222,104 at the six months ended June 30, 2013, an increase of 40.6%. The increase in the number of common shares outstanding was due to common shares issued related to the issuance, conversion and settlement of debt, equity financing and consulting obligations, which, consequently, reduced our total outstanding debt.

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

In July 2013, an increase of the authorized shares of our common stock from one billion, five hundred million (1,500,000,000) to three billion (3,000,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to our Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in July 2013.

SUMMARY OF OUR OUTSTANDING SECURED CONVERTIBLE DEBENTURES

At June 30, 2013, $542,588 in aggregate principal amount of the DART Limited ("DART"), custodian for Citco Global Custody NV (“Citco Global”) as of July 2012, debentures, as assigned by YA Global and Highgate in April 2009, were issued and outstanding.

During the six months ended June 30, 2013, DART had no conversions.

The DART secured convertible debentures are fully matured. We have been in contact with the note holder who has indicated that it has no present intention of exercising its right to convert the debentures into restricted shares of our common stock. The note holder has advised us that it currently is willing to wait until it receives a buyout offer from us.

During the six months ended June 30, 2013, we issued unsecured convertible notes in an aggregate total of $273,500 to four unrelated parties pursuant to the terms and conditions of term sheets executed with investor firms at various times during 2013. Additionally, during the six months ended June 30, 2013, we settled and transferred $33,255 of unsecured convertible note balances and $81,814 of unsecured note balances, plus accrued interest of $70,598, to two unrelated parties in the form of three convertible notes for $155,492. Accrued interest of $31,175 was forgiven. Additionally, during the six months ended June 30, 2013, four investor firms converted $170,160 of convertible notes and $4,300 of accrued interest into 146,601,372 unrestricted shares of our common stock pursuant to an exemption provided under Rule 144 of the Securities Act of 1933. The conversion prices ranged from $0.00095 per share to $0.00174 per share. Additionally, during the six months ended June 30, 2013, we repaid a total of $3,500 of unsecured convertible notes to one unrelated party.

During the six months ended June 30, 2013, we repaid a total of $8,220 of unsecured notes and $5,650 of accrued interest to two unrelated parties.

Summary of Funded Debt

As of June 30, 2013, our company’s open unsecured promissory note balance was $2,272,500, listed as follows:

•

$275,000 to an unrelated individual – current portion

•

$210,000 to an unrelated company - current portion

•

$1,650,000 to twenty unrelated individuals through term sheet with the StrikeForce Investor Group – current portion

•

$137,500 to an unrelated company - current portion

As of June 30, 2013, our company’s open unsecured related party promissory note balances were $722,638, listed as follows:

•

$722,638 to our CEO – current portion

As of June 30, 2013, our company’s open convertible secured note balances were $542,588, listed as follows:

•

$542,588 to DART (custodian for Citco Global and as assigned in 04/09 by YA Global and Highgate House Funds, Ltd.)

As of June 30, 2013, our company’s open convertible note balances were $1,391,540, net of discount on convertible notes of $361,101, listed as follows:

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

•

$10,000 to an unrelated individual (12/05 unsecured debenture) – current portion

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

•

$103,387 to un unrelated company (01/12 unsecured debentures) - current portion

•

$75,000 to un unrelated company (03/12 unsecured debenture) - current portion

•

$12,750 to un unrelated company (11/12 unsecured debenture) - current portion

•

$42,500 to un unrelated company (12/12 unsecured debenture) - current portion

•

$42,500 to un unrelated company (02/13 unsecured debenture) - current portion

•

$27,750 to un unrelated company (02/13 unsecured debenture) - current portion

•

$42,500 to un unrelated company (04/13 unsecured debenture) - current portion

•

$25,000 to un unrelated company (04/13 unsecured debenture) - current portion

•

$32,750 to un unrelated company (05/13 unsecured debenture) - current portion

•

$57,840 to un unrelated company (06/13 unsecured debentures) - current portion

•

$130,152 to un unrelated company (06/13 unsecured debentures) - current portion

As of June 30, 2013, our company’s open convertible note balances - related parties were $355,500, listed as follows:

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

The accompanying unaudited financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, we had a working capital deficiency of $11,353,824 and $10,481,937 and deficits in stockholders’ equity of $11,343,293 and $10,484,588 at June 30, 2013 and December 31, 2012, respectively, and net losses of $1,319,563 and $632,915 and net cash used in operating activities of $380,298 and $486,068 for each of the six months ended June 30, 2013 and 2012, respectively.  These factors raise substantial doubt about our ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our CEO and Principal Financial and Accounting Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our CEO and Principal Financial and Accounting Officer, concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report due to the following:

1. We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the six months ending June 30, 2013.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

We intend to remediate the material weaknesses in our disclosure controls and procedures identified above by adding an independent director or member with financial expertise or hiring a full-time CFO, with SEC reporting experience, in the future when working capital permits and by working with our independent registered public accounting firm and refining our internal procedures.  To date, we have not been successful in reducing the number of audit adjustments, but will continue our efforts in the coming fiscal year.

(b)

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 25, 2013 we filed a complaint In The United States District Court For The District Of New Jersey (case no: 13-cv-01895 (SRC)(CLW)) vs. WhiteSky, Inc (an existing channel partner). We filed claims that WhiteSky effectuated multiple contract breaches, misappropriation of trade secrets, breach of Intellectual Property, and disclosure of confidential information in commencing attempts to replace our “GuardedID® Customized Desktop Product” with a third party's product since November 2012, even though the contractual agreement expires in May 2014. In July 2013, we filed an amended complaint based on the Court’s rulings on the motions, which required some minor adjustments and strengthening based on what we learned through early admissible discovery. We are aggressively litigating this matter and anticipate a successful outcome.  If we are unsuccessful, the costs and results associated with these legal proceedings could be significant and could affect the results of future operations. However, we have already executed agreements which present new opportunities that could minimally replace the potential loss of revenues (or award) resulting from these proceedings in 2013.

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

Information about risk factors for the six months ended June 30, 2013, does not differ materially from that set forth in Part I, Item 1A of the Company’s 2012 Annual Report on Form 10-K.

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

In April 2013, we issued 15,000,000 shares of our common stock to an investor firm that converted $25,380 of a convertible note, dated January 3, 2012, into shares of our common stock. The conversion price was $0.001692 per share.

In May 2013, we issued 11,801,673 shares of our common stock to an investor firm that converted $32,500 of a convertible note, and $1,300 of accrued interest, dated November 1, 2012, into unrestricted shares of our common stock. The conversion prices were $0.0027 per share for 6,962,963 shares and $0.0031 for 4,838,710 shares.

In May 2013, we issued warrants to purchase 75,000 shares of our common stock, exercisable at $0.004 per share, per the terms of a consulting agreement we executed in January 2012, and amended and extended in May 2013. The warrants expire in May 2016.

In June 2013, we issued 7,042,254 shares of our common stock to an investor firm that converted $15,000 of a convertible note, dated November 30, 2012, into shares of our common stock. The conversion price was $0.00213 per share.

In June 2013, we issued 237,500 restricted shares of our common stock, valued at $1,500, to a consultant relating to a public relations agreement we executed with the consultant in March 2013.

In June 2013, we issued 7,500 restricted shares of our common stock, valued at $0.0017 per share, to a law firm as compensation for general counsel legal services rendered.

In June 2013, we issued 23,109,243 shares of our common stock to an investor firm that converted $35,000 of a convertible note, dated June 13, 2013, into unrestricted shares of our common stock. The conversion prices were $0.0014 per share for 14,285,714 shares and $0.0017 for 8,823,529 shares.

In June 2013, we issued 27,370,690 shares of our common stock to an investor firm that converted $35,000 of a convertible note, dated June 4, 2013, into unrestricted shares of our common stock. The conversion prices were $0.000174 per share for 8,620,690 shares, $0.00096 per share for 10,416.667 shares and $0.0012 for 8,333,333 shares.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of StrikeForce Technologies, Inc.(1)
3.2	Amended Articles of Incorporation of StrikeForce Technologies, Inc. (5)
3.3	By-laws of StrikeForce Technologies, Inc. (1)
3.4	Amended By-laws of StrikeForce Technologies, Inc. (5)
3.5	Amended By-laws of StrikeForce Technologies, Inc. (6)
3.6	Articles of Amendment of StrikeForce Technologies, Inc. (6)
10.1	2004 Stock Option Plan (1)
10.2	Securities Purchase Agreement dated December 20, 2004, by and among StrikeForce Technologies, Inc. and YA Global Investments, LP. (1)
10.3	Secured Convertible Debenture with YA Global Investments, LP. (1)
10.4	Investor Registration Rights Agreement dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement.(2)
10.5	Escrow Agreement, dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement. (2)
10.6	Security Agreement dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement. (1)
10.7	Secured Convertible Debenture with YA Global Investments, LP dated January 18, 2005. (1)
10.8	Royalty Agreement with NetLabs.com, Inc. and Amendments. (1)
10.9	Employment Agreement dated as of May 20, 2003, by and between StrikeForce Technologies, Inc. and Mark L. Kay. (1)
10.10	Amended and Restated Secured Convertible Debenture with YA Global Investments, LP dated April 27, 2005. (1)
10.11	Amendment and Consent dated as of April 27, 2005, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP. (1)
10.12	Securities Purchase Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)
10.13	Investor Registration Rights Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (2)
10.14	Secured Convertible Debenture with Highgate House Funds, Ltd. dated April 27, 2005. (2)
10.15	Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)
10.16	Escrow Shares Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)
10.17	Security Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)
10.18	Network Service Agreement with Panasonic Management Information Technology Service Company dated August 1, 2003 (and amendment). (1)
10.19	Client Non-Disclosure Agreement. (1)
10.20	Employee Non-Disclosure Agreement. (1)
10.21	Secured Convertible Debenture with Highgate House Funds, Ltd. dated May 6, 2005. (2)
10.22	Termination Agreement with YA Global Investments, LP dated February 19, 2005. (1)
10.23	Securities Purchase Agreement with WestPark Capital, Inc. (4)
10.24	Form of Promissory Note with WestPark Capital, Inc. (4)
10.25	Investor Registration Rights Agreement with WestPark Capital, Inc. (4)
10.26	Drawdown Equity Financing Facility with Auctus Private Equity Fund, LLC., dated April 13, 2012 (7)
10.27	Registration Rights Agreement with Auctus Private Equity Fund, LLC, dated April 13, 2012 (7)
10.28	StrikeForce Technologies Inc. WEBEX Presentation dated May 30, 2012 (8)
10.29	Irrevocable Waiver of Conversion Rights of Mark L. Kay (9)
10.30	Irrevocable Waiver of Conversion Rights of Ramarao Pemmaraju (9)
10.31	Irrevocable Waiver of Conversion Rights of George Waller (9)
10.32	CFO Consultant Agreement with Philip E. Blocker (9)
10.33	Resume of Philip E. Blocker (9)
10.34	Corporate Resolution for Issuance of Common Stock to Auctus Private Equity Fund, LLC (9)

Exhibit Number	Description
10.35	Termination of a Material Definitive Agreement (11)
10.36	2012 Stock Option Plan (12)
10.37	Amendments to Articles of Incorporation or Bylaws (13)
10.38	Amendments to Articles of Incorporation or Bylaws (14)
10.39	Registration of Classes of Securities (15)
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
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

(15)

Filed as an exhibit to the Registrant’s Form 8-A dated July 29, 2013 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRIKEFORCE TECHNOLOGIES, INC.

Dated: August 19, 2013	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: August 19, 2013	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer