Form 10-Q
period 2013-09-30
StrikeForce Technologies Inc.
filed 2013-11-18
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2013
Common stock, $0.0001 par value	2,055,709,851

Indicate the number of shares outstanding of each of the issuer’s classes of preferred stock, as of the latest practicable date.

Class A	Outstanding at November 11, 2013
Preferred stock, no par value	3

Transitional Small Business Disclosure Format Yes      . No  X .

Documents Incorporated By Reference

None

STRIKEFORCE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

TABLE OF CONTENTS

CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

PART I

ITEM 1.  FINANCIAL STATEMENTS AND NOTES TO INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2012, filed April 4, 2013.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

StrikeForce Technologies, Inc.

September 30, 2013 and 2012

Index to the Financial Statements

STRIKEFORCE TECHNOLOGIES, INC.
BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)

ASSETS
Current Assets:
Cash	$9,025	$133,279
Accounts receivable	18,397	143,290
Prepayments and other current assets	27,737	9,947

Total current assets	55,159	286,516

Property and equipment, net	5,144	7,110
Patents, net	20,533	4,074
Website development costs, net	5,250	7,500
Security deposit	8,684	8,684

Total Assets	$94,770	$313,884

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Current maturities of convertible notes payable, net	$1,299,383	$1,337,012
Convertible notes payable - related parties	355,500	355,500
Current maturities of notes payable, net	2,137,500	2,360,690
Notes payable - related parties	722,638	722,638
Accounts payable	1,128,228	863,704
Accrued expenses	4,212,169	3,942,062
Derivative liabilities	622,466	375,634
Convertible secured notes payable	542,588	542,588
Capital leases payable	5,532	5,532
Payroll taxes payable	53,901	53,901
Due to factor	209,192	209,192

Total current liabilities	11,289,097	10,768,453

Non-current Liabilities:
Common stock to be issued	-	19
Convertible notes payable, net of current maturities	30,000	30,000

Total non-current liabilities	30,000	30,019

Total Liabilities	11,319,097	10,798,472

Commitments and contingencies

Stockholders' Deficit
Series A Preferred stock, no par value; 100 shares authorized; 3 shares issued and outstanding
	987,000	987,000
Series B Preferred stock par value at $0.10 per share: 100,000,000 shares authorized; none issued or outstanding
	-	-
Preferred stock series not designated par value at $0.10 per share: 10,000,000 shares authorized; none issued or outstanding
	-	-
Common stock par value at $0.0001 per share: 5,000,000,000 shares authorized; 1,395,677,960 and 362,808,206 shares issued and outstanding, respectively
	139,568	36,281
Additional paid-in capital	19,235,307	18,181,118
Accumulated deficit	(31,586,202)	(29,688,987)

Total Stockholders' Deficit	(11,224,327)	(10,484,588)

Total Liabilities and Stockholders' Deficit	$94,770	$313,884

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Revenues	$179,408	$289,515	$367,579	$642,596

Cost of sales	5,308	1,029	14,977	13,050

Gross margin	174,100	288,486	352,602	629,546

Operating expenses:
Compensation	87,217	77,011	269,666	258,418
Professional fees	147,492	105,875	505,136	380,648
Selling, general and administrative expenses	56,944	75,692	194,656	216,475
Research and development	85,800	78,000	254,800	253,500

Total operating expenses	377,453	336,578	1,224,258	1,109,041

Loss from operations	(203,353)	(48,092)	(871,656)	(479,495)

Other (income) expense:
Interest and financing expense	408,006	203,468	1,028,207	515,707
Change in fair value of derivative liabilities	(35,707)	8,503	25,130	(102,224)
Forgiveness of debt	-	-	(29,778)	-
Other (income) expenses	2,000	2,039	2,000	2,039

Other (income) expense, net	374,299	214,010	1,025,559	415,522

Income tax provision	-	-	-	-

Net loss	$(577,652)	$(262,102)	$(1,897,215)	$(895,017)

Net loss per common share - basic and diluted	$(0.001)	$(0.001)	$(0.003)	$(0.004)

Weighted average common shares outstanding - basic and diluted
	916,763,809	276,144,686	590,875,843	254,046,590

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF STOCKOLDERS' DEFICIT
FOR THE INTERIM PERIOD ENDED SEPTEMBER 30, 2013
(Unaudited)

	Series A Preferred stock, no par value		Common stock par value $0.0001		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2012	3	$987,000	362,808,206	$36,281	$18,181,118	$(29,688,987)	$(10,484,588)

Issuance of shares of common stock for consulting services	-	-	820,026	82	3,027	-	3,109

Issuance of shares of common stock for conversions of convertible notes payable
	-	-	1,032,049,728	103,205	1,022,637	-	1,125,842

Issuance of warrants for consulting services	-	-	-	-	525	-	525

Issuance of stock options for employee services	-	-	-	-	10,000	-	10,000

Issuance of stock options for patent	-	-	-	-	18,000	-	18,000

Net loss	-	-	-	-	-	(1,897,215)	(1,897,215)

Balance at September 30, 2013	3	$987,000	1,395,677,960	$139,568	$19,235,307	$(31,586,202)	$(11,224,327)

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(1,897,215)	$(895,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,256	5,474
Amortization of discount on notes payable	669,825	(213,982)
Forgiveness of debt	(29,778)	-
Change in fair value of derivative financial instruments	25,130	275,406
Issuance of stock options for employee services	10,000	-
Issuance of common stock and warrants for consulting services	3,615	64,096
Financing expense paid through the issuance of common stock	-	9,000
Changes in operating assets and liabilities:
Accounts receivable	124,893	(62,606)
Prepaid expenses	(17,790)	2,134
Accounts payable	264,524	(33,165)
Accrued expenses	345,005	346,656

Net cash used in operating activities	(494,535)	(502,004)

Cash flows from investing activities:
Costs of website development	-	(9,000)
Purchases of property and equipment	(1,499)	(2,691)

Net cash used in investing activities	(1,499)	(11,691)

Cash flows from financing activities:
Bank overdraft (repayment)	-	(4,520)
Proceeds from sale of common stock	-	405,000
Repayment of notes payable	(8,220)	(10,401)
Proceeds from convertible notes payable	383,500	353,000
Repayment of convertible notes payable	(3,500)	(500)

Net cash provided by financing activities	371,780	742,579

Net change in cash	(124,254)	228,884

Cash at beginning of the period	133,279	-

Cash at end of the period	$9,025	$228,884

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable into common stock	$578,352	$68,309
Issuance of common stock in settlement of debt	$-	$131,433
Issuance of stock options for patent	$18,000	$-
Issuance of common stock for common stock to be issued	$19	$25,000

StrikeForce Technologies, Inc.

September 30, 2013 and 2012

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

The Company’s notes payable, convertible notes payable, convertible secured notes payable, and capital leases payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2013 and December 31, 2012.

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

Leases

Lease agreements are evaluated to determine whether they are capital leases or operating leases in accordance with applicable paragraph 840-10-25-1 of the FASB Accounting Standards Codification (“Paragraph 840-10-25-1”). Pursuant to Paragraph 840-10-25-1 A lessee and a lessor shall consider whether a lease meets any of the following four criteria as part of classifying the lease at its inception under the guidance in the Lessees Subsection of this Section (for the lessee) and the Lessors Subsection of this Section (for the lessor): a. Transfer of ownership. The lease transfers ownership of the property to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term in exchange for the payment of a nominal fee, for example, the minimum required by statutory regulation to transfer title. b. Bargain purchase option. The lease contains a bargain purchase option. c. Lease term. The lease term is equal to 75 percent or more of the estimated economic life of the leased property. d. Minimum lease payments. The present value at the beginning of the lease term of the minimum lease payments, excluding that portion of the payments representing executory costs such as insurance, maintenance, and taxes to be paid by the lessor, including any profit thereon, equals or exceeds 90 percent of the excess of the fair value of the leased property to the lessor at lease inception over any related investment tax credit retained by the lessor and expected to be realized by the lessor. In accordance with paragraphs 840-10-25-29 and 840-10-25-30, if at its inception a lease meets any of the four lease classification criteria in Paragraph 840-10-25-1, the lease shall be classified by the lessee as a capital lease; and if none of the four criteria in Paragraph 840-10-25-1 are met, the lease shall be classified by the lessee as an operating lease. Pursuant to Paragraph 840-10-25-31 a lessee shall compute the present value of the minimum lease payments using the lessee's incremental borrowing rate unless both of the following conditions are met, in which circumstance the lessee shall use the implicit rate: a. It is practicable for the lessee to learn the implicit rate computed by the lessor. b. The implicit rate computed by the lessor is less than the lessee's incremental borrowing rate.  Capital lease assets are depreciated on a straight-line basis over the capital lease assets' estimated useful lives consistent with the Company’s normal depreciation policy for tangible assets, but generally not exceeding the term of the lease. Interest charges are expensed over the term of the lease in relation to the carrying value of the capital lease obligation.

Operating leases primarily relate to the Company’s leases of office spaces. When the terms of an operating lease include tenant improvement allowances, periods of free rent, rent concessions, and/or rent escalation amounts, the Company establishes a deferred rent liability for the difference between the scheduled rent payment and the straight-line rent expense recognized, which is amortized over the underlying lease term on a straight-line basis as a reduction of rent expense.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2013 or 2012.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares

	For the Interim Period Ended September 30, 2013	For the Interim Period Ended September 30, 2012

Conversion Feature Shares

Common shares issuable under the conversion feature of convertible notes payable	153,662,123	57,762,800

Sub-total: Conversion feature shares	153,662,123	57,762,800

Stock Option Shares

Options issued from May 20, 2003 through April 21, 2011 to employees to purchase common shares with exercise prices ranging from $0.0025 to $10.00 per share expiring three (3) years to ten (10) years from the date of issuance	133,884,797	140,027,309

Options issued from December 2, 2004 through January 30, 2013 to parties other than employees to purchase common shares with exercise prices ranging from $0.002 to $9.00 per share expiring five (5) years to ten (10) years from the date of issuance	12,000,000	2,761,889

Options issued on January 3, 2013 from the 2012 Stock Incentive Plan to employees to purchase common shares with an exercise price of $0.0023 per share expiring ten (10) years from the date of issuance	5,000,000	-

Sub-total: Stock option shares	150,884,797	142,789,198

Warrant Shares

Warrants issued in connection with debentures	1,407,050	2,773,157

Warrants sold for cash	187,350,000	222,350,000

Warrants issued for services	8,390,000	7,325,000

Warrants issued in connection with the sale of common stock	29,555,505	26,777,727

Sub-total: Warrant shares	226,702,555	259,225,884

Total potentially outstanding dilutive common shares	531,254,475	459,777,882

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

As reflected in the financial statements, the Company has a working capital deficiency and an accumulated deficit at September 30, 2013, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In March 2013, the Company’s patent attorneys submitted a new “Methods and Apparatus for securing user input in a mobile device” Patent, which is now patent pending. The Company’s MobileTrust® product is the invention supporting the patent pending.

In July 2013, the Company received notice that the USPTO had added 54 additional patent claims for its Out-of-Band patent the Company received in January 2011, by issuing to its Patent No. 8,484,698 thereby strengthening its position with clients and its current and potential lawsuits. The Company's patent attorneys also filed third and fourth “Out of Band” continuation patents that are now patent pending and assisted the Company in obtaining a second Out-of-Band Authentication patent.

Patents, stated at cost, less accumulated amortization, consisted of the following:

	September 30, 2013	December 31, 2012

Patents	22,329	4,329

Accumulated amortization	(1,796)	(255)

	$20,533	$4,074

(i)

Amortization Expense

Amortization expense for the interim period ended September 30, 2013 and 2012 was $1,541 and $127, respectively.

(ii)

Impairment

The Company completed the annual impairment test of patents and determined that there was no impairment as the fair value of patents, substantially exceeded their carrying values at December 31, 2012.

Note 5 - Convertible Notes Payable

Convertible notes payable consisted of the following:

	September 30, 2013	December 31, 2012

Convertible note bearing interest at 8% per annum, matured on March 28, 2008, with a conversion price of $9.00 per share. The Company is currently pursuing a settlement with the note holder.	$235,000	$235,000

Convertible notes bearing interest at 8% per annum with a conversion price of $9.00 per share matured on December 31, 2010. The Company is currently pursuing a settlement with the note holder.	50,000	50,000

Convertible note bearing interest at 9% per annum with a conversion price of $1.40 per share matured on December 9, 2010. Pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, the note holder and an unrelated party in September 2013, the Company settled and transferred $50,000 of the note balance to an unrelated party in the form of a convertible note for $50,000. The Company is currently pursuing a settlement with the note holder.	150,000	200,000

Convertible note bearing interest at 9% per with a conversion price of $0.80 per share matured on December 31, 2010. The Company is currently pursuing a settlement with the note holder.	150,000	150,000

Convertible note executed in May 2007 bearing interest at 9% per annum with a conversion price of $0.35 per share matured December 31, 2010. The Company is currently pursuing a settlement with the note holder.	100,000	100,000

Convertible notes executed in June 2007 bearing interest at 8% per annum matured on December 29, 2010. The Company is currently pursuing a settlement with the note holder.	100,000	100,000

Convertible note executed in July 2007 bearing interest at 8% per annum matured on January 2, 2011. The Company is currently pursuing a settlement with the note holder.	100,000	100,000

Convertible notes executed in August 2007 bearing interest at 9% per annum matured on August 9, 2010. The Company is currently pursuing extensions.	120,000	120,000

Convertible notes executed in December 2009 bearing interest at 9% per annum matured on December 1, 2012, with a conversion price of $0.105 per share. The Company issued 200,000 warrants with an exercise price of $0.10 per share expiring five (5) years from the date of issuance in connection with the issuance of the notes.	50,000	50,000

Convertible note bearing interest at 8% per annum, maturing on March 31, 2015, with a conversion price of $0.002 per share.	30,000	30,000

Convertible note bearing interest at 8% per annum, matured on December 31, 2012, with a conversion price of $10.00 per share. The Company is currently pursuing an extension.	5,000	5,000

Convertible notes, bearing compound interest at 8% per annum, matured on June 30, 2010, with a conversion price of $10.00 per share. Pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, the note holder and a consultant in September 2011, the note holder transferred $10,000 of the note balance, including accrued interest, to the consultant in October 2011 (see Note 11). For the nine months ended September 30, 2013, the Company repaid $3,500 of the balance of the notes. Pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, the note holder and an unrelated party in June 2013, the Company settled and transferred $33,255 of the note balance, plus accrued interest of $36,920, to the unrelated party in the form of a convertible note for $50,000. Accrued interest of $21,175 was forgiven (see Note 11). The Company is currently pursuing extensions for the remaining note.

	10,000	46,755

Four (4) convertible notes bearing interest at 4% per annum, matured on December 5, 2012, January 3, 2013, January 31, 2013 and March 2, 2013, respectively. The note holder converted the full balance of the note due December 5, 2012, including accrued interest, and $9,953 of the note due January 3, 2013 into 35,243,847 unrestricted shares of the Company's common stock in 2012. For the nine months ended September 30, 2013 the note holder converted $36,660 of the note due on January 3, 2013 into 25,000,000 unrestricted shares of the Company's common stock, at a conversion price from $0.001128 to $0.001692 per share (see Note 11). The Company is currently pursuing extensions for the remaining notes.

	178,387	215,048

Thirteen (13) convertible notes bearing interest at 8% per annum, matured on January 6, 2013, February 8, 2013, April 30, 2013, August 5, 2013, September 27, 2013, maturing on November 26, 2013, January 24, 2014, March 6, 2014, April 22, 2014 and June 3, 2014, and 10% per annum, maturing April 15, 2014, June 13, 2014 and July 9, 2014, respectively. The note holder converted the full balance of the note due January 6, 2013, including accrued interest, and $24,000 of the note due February 8, 2013 into 37,510,518 unrestricted shares of the Company's common stock in 2012. The notes due April 15, 2014, June 13, 2014 and July 9, 2014 were settled debt purchase notes for balances transferred from one of the Company’s unrelated promissory note holders and one of the convertible note holders. For the nine months ended September 30, 2013 the note holder converted the remaining balance of $8,500 of the note due February 8, 2013, including accrued interest of $1,300, the full balance of $42,500 of the note due April 30, 2013, including accrued interest of $1,700, the full balance of $32,500 of the note due August 5, 2013, including accrued interest of $1,300, the full balance of $50,340 of the note due June 14, 2013, the full balance of $42,500 of the note due September 27, 2013, including accrued interest of $1,700, the full balance of $42,500 of the note due November 26, 2013, including accrued interest of $1,700, the full balance of $50,000 of the note due April 15, 2014 and the full balance of $50,000 of the note due July 9, 2014  into 477,035,194 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.00027 to $0.0031 per share (see Notes 12).

	160,000	126,000

Three (3) convertible note bearing interest at 8% per annum, matured on August 30, 2013, maturing on November 19, 2013 and February 28, 2014. For the nine months ended September 30, 2013 the note holder converted the full balance of $27,750 of the note due August 30, 2013, including accrued interest of $1,291, and $13,500 of the note due November 19, 2013 into 90,474,159 unrestricted shares of the Company's common stock, at a conversion prices ranging from $0.00027 to $0.00213 per share (see Note 12).	47,000	27,750

One (1) convertible note bearing interest at 8% per annum, maturing on April 23, 2014.	25,000	-

Five (5) convertible note bearing interest at 9.9% per annum, maturing on June 4, 2014 and July 23, 2014 and 10% per annum, maturing on June 4, 2014 and July 14, 2014. The three 10% notes were settled debt purchase notes for balances transferred from a Company’s unrelated promissory note holder and unrelated convertible note holder. For the nine months ended September 30, 2013 the note holder converted the full balance of $50,152 of one of the notes due June 4, 2014, $50,000 of another of the notes due June 4, 2014 and $58,701 of the note due July 17, 2014 into 357,154,011 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.00024 to $0.00174 per share (see Notes 7 and 12).

	96,799	-

One (1) convertible note bearing interest at 10% per annum, maturing on July 16, 2014. The note was a settled debt purchase note for a balance transferred from a Company’s unrelated promissory note holder. For the nine months ended September 30, 2013 the note holder converted the $17,750 of the note and $375 in legal fees into 82,386,364 unrestricted shares of the Company's common stock, at a conversion price of $0.00022 per share (see Notes 7 and 12).	7,250	-

Convertible non-interest bearing notes, with a conversion price of $9.00 per share matured June 2006 and an 18% convertible note matured April 2008 with a conversion price of $0.50 per share and 6,667 shares of the Company’s common stock. The Company is currently pursuing a settlement agreement with the note holders.	10,512	10,512

	1,624,948	1,566,064

Long-term portion	(30,000)	(30,000)

	1,594,948	1,536,064

Discount on convertible notes payable	(295,565)	(199,052)

Current maturities, net of discount	$1,299,383	$1,337,012

At September 30, 2013 and December 31, 2012, accrued interest due for the convertible notes was $758,610 and $658,375, respectively, and is included in accrued expenses in the balance sheets. Interest expense for the convertible notes payable for the interim period ended September 30, 2013 and 2012 was $100,236 and $89,409, respectively.

The total long term portion of all funded debt is due as follows: 2015-$30,000.

Note 6 - Convertible Notes Payable – Related Parties

Convertible notes payable - related party consisted of the following:

	September 30, 2013	December 31, 2012

Convertible note with the VP of Technology bearing interest at the prime rate plus 2% per annum with a conversion price of $10.00 per share, originally matured on September 30, 2010. The Company issued 500 warrants with an exercise price of $10.00 per share. In January 2013, the note was extended to December 31, 2013.	$50,000	$50,000

Convertible note with the VP of Technology bearing interest at the prime rate plus 4% per annum with a conversion price of $10.00 per share, originally matured on September 30, 2010. In January 2013, the note was extended to December 31, 2013.	7,500	7,500

Convertible notes with the CEO bearing interest at 8% per annum with a conversion price of $10.00 per share, originally scheduled to mature on April 30, 2011. The Company issued 1,800 warrants with an exercise price of $10.00 per share expiring February 4, 2014, September 7, 2014 and August 16, 2015, respectively. In January 2013, the notes were extended to December 31, 2013.	230,000	230,000

Convertible notes with an employee bearing interest at 8% per annum with a conversion price of $10.00 per share, originally matured on June 30, 2010.The Company issued 150 warrants with an exercise price of $10.00 per share and expiration dates of August 26, 2015 and September 29, 2015. In January 2013, the notes were extended to December 31, 2013.	15,000	15,000

Convertible note with an employee bearing interest at 8% per annum with a conversion price of $10.00 per share, originally matured on June 30, 2010. The Company issued 100 warrants with an exercise price of $10.00 per share and an expiration date of December 6, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. In January 2013, the note was extended to December 31, 2013.	10,000	10,000

Convertible notes with the CEO bearing compound interest at 8% per annum with a conversion price of $10.00 per share, originally matured on April 30, 2011. The Company issued 380 warrants with an exercise price of $10.00 per share expiring January 18, 2016 and February 28, 2016, respectively. In January 2013, the notes were extended to December 31, 2013.	38,000	38,000

Convertible note with an employee bearing compound interest at 8% per annum with a conversion price of $7.50 per share, originally matured on June 30, 2010. The Company issued 50 warrants with an exercise price of $10.00 per share expiring March 6, 2016. In January 2013, the note was extended to December 31, 2013.	5,000	5,000

	$355,500	$355,500

At September 30, 2013 and December 31, 2012, accrued interest due for the convertible notes – related parties was $281,078 and $248,606, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for convertible notes payable – related parties for the interim period ended September 30, 2013 and 2012 was $32,471 and $30,140, respectively.

Note 7 - Notes Payable

Notes payable consisted of the following:

	September 30, 2013	December 31, 2012

Seventy (70) units, with each unit consisting of a 10% promissory note of $25,000, matured from January 22, 2011 through December 18, 2011 with a 10% discount rate, and 82,000 non-dilutable (for one (1) year) restricted shares of the Company’s common stock, at market price. Pursuant to the terms and condition of a debt purchase agreement among certain note holders, the Company and the Consultant formalized in September 2011, the certain note holders transferred certain notes with the principal amount of $50,000 and $25,000, including accrued interest, in July 2011 and August 2011, respectively, to the consultant. Pursuant to the terms and conditions of a settlement agreement that the Company executed with the estate of a deceased note holder in November 2011, the Company settled a $25,000 note for restricted shares of its common stock, in December 2011, issued to  two (2) beneficiaries of the estate (see Notes 11 and 12). Pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, the note holder and an unrelated party in September 2013, the Company settled and transferred $25,000 of the note balance to the unrelated party in the form of a convertible note for $25,000.The Company is currently pursuing extensions on the remaining notes.

	$1,625,000	$1,650,000

Promissory note bearing interest at 10% per annum, matured on January 23, 2012, with a total of 738,000 shares of common stock (see Note 12). Pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, the note holder and an unrelated party in July 2013, the Company transferred $60,000 of the note balance to the unrelated party in the form of a convertible note for $60,000 (see Notes 5 and 12). The Company is currently pursuing an extension.	165,000	225,000

Two (2) units with each unit consisting of a 10% promissory note of $25,000, matured on April 20, 2012, and 50,000 restricted shares of the Company’s common stock, at market price. The 100,000 shares were issued in June 2009. The Company is currently pursuing extensions.	50,000	50,000

10% promissory note, matured on October 20, 2012 and 82,000 shares of the Company’s common stock, valued at market price, for a total of 164,000 shares of common stock, issued in November 2009. Pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, the note holder and an unrelated party in July 2013, the Company transferred the note balance to the unrelated party in the form of a convertible note for $50,000 (see Notes 5 and 12).	-	50,000

One (1) unit consisting of a 10% promissory note of $25,000, matured on June 8, 2012, and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in June 2009. The Company is currently pursuing an extension.	25,000	25,000

Three (3) units with each unit consisting of a 10% promissory note of $25,000, matured on June 25, 2012, and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 150,000 shares of common stock. The shares were issued in August 2009. The Company is currently pursuing extensions.	75,000	75,000

1.4 units with each unit consisting of a 10% promissory note of $25,000, matured on July 14, 2012 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 70,000 shares of common stock. The shares were issued in August 2009. The Company is currently pursuing an extension.	35,000	35,000

One (1) unit consisting of a 10% promissory note of $25,000, matured on August 18, 2012 and 75,000 restricted shares of the Company’s common stock, at market price. The Company is currently pursuing an extension.	25,000	25,000

Two (2) units with each unit consisting of a 10% promissory note of $25,000, matured on September 2, 2012 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The April 2009 agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company also applies to this note. In September 2012, the note was extended to September 30, 2013. For the nine months ended September 30, 2013 and 2012, sales proceeds of $1,275 and $10,401, respectively, were applied to the note balance. Pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, the note holder and an unrelated party in June 2013, the Company transferred $31,814 of the note balance, plus accrued interest of $18,526, to the unrelated party in the form of a convertible note for $50,340 (see Notes 5 and 11).

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

A promissory note executed in May 2010 for $50,000, bearing interest at 10% per annum, matured on May 21, 2013, and 200,000 restricted shares of the Company’s common stock, at market price. The April 2009 agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company also applies to this note. For the nine months ended September 30, 2013 and 2012, no sales proceeds were applied to the note balance. Pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, the note holder and an unrelated party in June 2013, the Company settled and transferred the $50,000 note balance, plus accrued interest of $15,152, to the unrelated party in the form of a convertible note for $55,152. Accrued interest of $10,000 was forgiven (see Notes 5 and 11).

	-	50,000

Promissory notes executed in July 2011 bearing interest at 10% per annum, matured on December 31, 2011. The Company issued 1,000,000 warrants with an exercise price of $0.50 per share expiring July 15, 2014. The fair value of the warrants issued was $26,200, all of which was expensed in 2011 as interest expense. The Company is currently pursuing extensions.	87,500	87,500

A promissory note executed in August 2011 bearing interest at 10% per annum, matured on December 31, 2011. The Company is currently pursuing an extension.	50,000	50,000

	2,137,500	2,362,138

Long-term portion	(-)	(-)

	2,137,500	2,362,138

Discount on convertible notes payable	(-)	(1,448)

Current maturities, net of discount	$2,137,500	$2,360,690

At September 30, 2013 and December 31, 2012, accrued interest due for the notes was $1,278,830 and $1,107,639, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for notes payable for the interim period ended September 30, 2013 and 2012 was $171,191 and $178,926, respectively.

Note 8 - Notes Payable – Related Parties

Notes payable - related party consisted of the following:

	September 30, 2013	December 31, 2012

Promissory notes executed with the CEO bearing interest at an amended rate of 8% per annum originally matured on April 30, 2011. In January 2013, the notes were extended to December 31, 2013.	$504,000	$504,000

A promissory note executed with the CEO bearing interest at 9% per annum originally matured on April 30, 2011. The Company issued 20,000 warrants with an exercise price of $1.30 per share originally matured on May 25, 2011. The fair value of the warrants issued was $24,300. In January 2013, the note was extended to December 31, 2013.	100,000	100,000

A promissory note with the CEO bearing interest at 8% per annum originally matured on April 30, 2011. The Company issued 8,800 warrants with an exercise price of $0.50 per share originally matured on February 21, 2012. The fair value of the warrants issued was $3,758. In January 2013, the note was extended to December 31, 2013.	22,000	22,000

Two (2) 10% promissory notes, with the CEO, of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares, originally matured on April 30, 2011. In January 2013, the note was extended to December 31, 2013.	50,000	50,000

Promissory notes with the CEO, non-interest bearing, originally matured on April 30, 2011. Partial payments of $6,580 were made towards the notes in August and September 2010 and $2,700 in February 2011. In January 2013, the notes were extended to December 31, 2013.	31,420	31,420

In October 2010, the Company assigned the proceeds of six (6) open accounts receivable invoices, totaling $20,761, to its CEO. The assignment was non-interest bearing and fee free with a due date of November 20, 2010. Partial repayments were made in October 2010 for $4,218 and November 2010 for $4,125. In January 2013, the note was extended to December 31, 2013 (see Note 11).	12,418	12,418

A promissory note executed in March 2011 with the CEO, non-interest bearing, originally matured on April 1, 2011. In January 2013, the note was extended to December 31, 2013.	2,800	2,800

	$722,638	$722,638

At September 30, 2013 and December 31, 2012, accrued interest due for the notes – related parties was $422,358 and $380,413, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for notes payable - related parties for the interim period ended September 30, 2013 and 2012 was $41,945 and $42,098, respectively.

Note 9 - Convertible Secured Notes Payable

Convertible secured notes payable consisted of the following:

	September 30, 2013	December 31, 2012

DART Limited (custodian for Citco Global and as assigned from YA Global/Highgate) (“DART”)	$542,588	$542,588

Current maturities, net of discount	$542,588	$542,588

At September 30, 2013, the Company's outstanding convertible secured notes payable are secured through the note holder's claim on the Company's intellectual property.

The DART secured convertible debentures are matured. The Company has been in contact with the note holder who has indicated that it has no present intention of exercising its right to convert the debentures into restricted shares of the Company's common stock.

Conversions to Common Stock

For the nine months ended September 30, 2013 and 2012, DART and Citco Global had no conversions.

Note 10 – Derivative Financial Instruments

As of September 30, 2013, the Company’s derivative financial instruments are embedded derivatives associated with the Company’s secured and unsecured convertible notes. The Company’s secured convertible debentures issued to YA Global and Highgate in 2005, further assigned to Citco Global (“Citco Global Notes”), and unsecured convertible debentures issued to five unrelated investor firms: International Capital Group (“ICG”) on December 5, 2011, January 3, 2012, January 31, 2012 and March 2, 2012 (“ICG Notes”), Asher Enterprises, Inc. (“Asher”) on April 11, 2012, May 4, 2012, July 25, 2012, November 1, 2012, December 21, 2012, February 22, 2013, April 22, 2013, June 4, 2013, June 13, 2013, July 15, 2013, July 17, 2013, August 29, 2013 and September 9, 2013 ("Asher Notes"), Auctus Private Equity Fund (“Auctus”) on November 30, 2012, February 19, 2013 and May 28, 2013 ("Auctus Notes"), Herbert Klei (“Klei”) on April 23, 2013 (“Klei Note”), Iconic Holdings, LLC (“Iconic”) on June 4, 2013 (three notes), July 18, 2013 and July 23, 2013 (“Iconic Notes”) and Southridge Partners II, LP ("Southridge") on September 16, 2013 are hybrid instruments, which individually warrant separate accounting as a derivative instrument. In July 2012, the Company was notified by Citco Global that the custodian for the Citco Global Notes is D.A.R.T. Limited (“DART”). The Citco Global Notes are hereinafter referred to as the “DART Notes” (see Note 8). The embedded derivative feature has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability", which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the notes, or 12 months. The embedded derivative feature includes the conversion feature within the notes and an early redemption option.  The compound embedded derivatives within the convertible notes have been recorded at fair value at the date of issuance; and are marked-to-market each reporting period with changes in fair value recorded to the Company’s statement of operations as Change in fair value of derivative liabilities.

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

(2)

Valuation Assumptions - Change in Fair Value of Derivative Liability Related to DART Notes

The following assumptions were used for the valuation of the derivative liability related to the Notes at September 30, 2013:

•

The principal balance of the DART Notes of $532,395;

•

The stock price of $0.0009 based on market data;

•

An event of default (in default as of 9/30/13) would occur 50% of the time, increasing 0.10% per month to a maximum of 95% with the Company most likely to negotiate an extension;

•

Alternative financing would be initially available to redeem the note 10% of the time and increase monthly by 0.1% to a maximum of 20%:

•

The monthly trading volume would average $450,418 over a year and would increase at 1% per period;

•

The projected volatility curve for each valuation period was based on the Company’s historical volatility:

	1 year	2 year	3 year	4 year	5 year
6/30/13	200%	266%	480%	603%	850%
9/30/13	239%	292%	466%	595%	851%

•

The Holder would automatically convert the notes at a stock price of $0.13 (the higher of: 2 times the conversion price or 1.5 times the stock price) if the registration was effective and the company was not in default.

As of September 30, 2013, the estimated fair value of derivative liabilities on secured convertible notes of DART was $36,584.

(3)

Valuation Assumptions - Change in Fair Value of Derivative Liabilities Related to ICG, Asher, Auctus, Klei,Iconic and Southridge Notes

The following assumptions were used for the valuation of the derivative liability related to the ICG, Asher, Auctus, Klei, Iconic and Southridge Notes at issuance, conversion and period ended September 30, 2013:

•

The notes convert with an initial conversion price of 58%-60% of the average or low of the 1-3 lowest bid out of the 10 previous days (the effective rates are typically lower);

•

The projected volatility curve for each valuation period was based on the historical volatility of the company in the range of 199%  to 210%;

•

An event of default would occur 1% of the time, increasing 1.00% per month to a maximum of 10%;

•

The company would redeem the notes (at 130% on average in the first 90 days and 145% on average from 91 to 190 days or 150%) projected initially at 0% of the time and increase monthly by 2.0% to a maximum of 10.0% (from alternative financing being available for a Redemption event to occurred); and

•

The Holder would automatically convert the note at the maximum of 2 times the conversion price if the company was not in default. With the target exercise price dropping as maturity approaches.

As of September 30, 2013, the estimated fair value of derivative liabilities on the unsecured convertible notes from ICG, Asher, Auctus, Klei, Iconic and Southridge was $585,882.

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in the fair value of the derivative financial instruments and the changes in the fair value of the derivative financial instruments, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liability)	Total

Balance, December 31, 2011	$(334,605)	$(334,605)

Purchases, issuances and settlements	(335,336)	(335,336)

Transfers in and/or out of Level 3	-	-

Total gains or losses (realized/unrealized) included in:

Net income (loss)	294,307	294,307

Other comprehensive income (loss)	-	-

Balance, December 31, 2012	$(375,634)	$(375,634)

Purchases, issuances and settlements	(221,702)	(221,702)

Transfers in and/or out of Level 3	-	-

Total gains or losses (realized/unrealized) included in:

Net income (loss)	(25,130)	(25,130)

Other comprehensive income (loss)	-	-

Balance, September 30, 2013	$(622,466)	$(622,466)

Note 11 - Commitments and Contingencies

Payroll Taxes

At September 30, 2013, the Company recorded $53,901 of payroll taxes, of which approximately $45,000 were delinquent from the year ended December 31, 2003. The Company had also recorded $32,462 of related estimated penalties and interest on the delinquent payroll taxes. In September 2013, the Company determined to re-examine the nature and amounts of this accrued liability.

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

Future minimum payments required under this non-cancelable operating lease were as follows:

Year ending December 31:

2013 (remainder)	11,421

2014	45,684

2015	45,684

2016	3,807

$106,596

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

In January 2012, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining clients and investors. The consultant will receive a fee of $5,000 per month and warrants to purchase 150,000 shares of the Company’s common stock, exercisable at $0.03 per share. The consultant also received warrants to purchase 150,000 shares of the Company’s common stock, exercisable at $0.03 per share, upon execution of the agreement. The warrants have a three year term. The term of the agreement was one month. The agreement was amended and extended for February, March, April, July, August and September 2012. The February 2012 amendment reduced the exercise price of the warrants to $0.02 per share. In July 2012, the agreement was amended for an additional one month extension and the monthly fee was increased to $5,500 and the issuance of warrants to purchase 165,000 shares of the Company’s common stock, exercisable at $0.02 per share, expiring three (3) year from the date of issuance. In May 2013, the agreement was amended to provide for a one two-week fee of $2,500 and the issuance of warrants to purchase 75,000 shares of the Company’s common stock, exercisable at $0.004 per share, expiring three (3) year from the date of issuance.

In January 2012, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining investors. The consultant will receive a commission of 5% of all financing raised as a result of the consultant’s efforts. The consultant will also receive, as a commission, 10% of all financing raised as a result of the consultant’s efforts in the form of warrants to purchase shares of the Company’s common stock, exercisable at $0.02 per share expiring three (3) years from the date of issuance (see Note 12). The term of the agreement is two (2) years. As of September 30, 2013, no financing was raised relating to the agreement.

In February 2012, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining clients. The consultant will receive a commission of 50% of all contracted revenues and the first renewal of all contracted revenues for new clients and 25% of all contracted revenues for existing clients, recorded as a result of the consultant’s efforts. In March 2012, the agreement was amended to increase the 25% commission rate for existing clients to 35%. The parties may elect to remit commissions in the form of restricted shares of the Company’s common stock, with a maximum amount of shares issued in one (1) year not to exceed 5,000,000 shares. The agreement also includes performance incentives whereby the consultant will receive bonus restricted shares of the Company’s common stock at the end of the agreement term as follows: one million shares if contracted revenues exceed $1,000,000, two million shares if contracted revenues exceed $2,000,000, three million shares if contracted revenues exceed $3,000,000 and four million shares if contracted revenues exceed $4,000,000. At the end of the first year of the agreement, the consultant will also have the option to purchase restricted shares of the Company’s common stock directly from the Company at a 25% discount of the then current market price on the last day of the contract, up to a maximum of 5,000,000 shares. The term of the agreement is one (1) year with automatic renewals. In July 2012, the parties extended the term of the agreement to October 31, 2013. As of September 30, 2013, no revenues were recorded relating to the agreement.

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

In January 2013, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining investors. The consultant will receive a commission of 10% cash plus 10% warrant coverage, to be negotiated per deal, of all financing raised as a result of the consultant’s efforts. The warrants to purchase shares of the Company’s common stock, exercisable at a per share price of the dollars invested divided by the strike price of the investment, with a 20% exercise price premium, expiring four (4) years from the date of issuance and vesting over six (6) months. The term of the agreement is one (1) year. As of September 30, 2013, no financing was raised relating to the agreement.

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

In June 2013, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining clients. The consultant will receive a commission of 10% of all directly contracted revenues and 5% of revenues contracted through a third party, recorded as a result of the consultant’s efforts. The parties may elect to remit commissions in the form cash or restricted shares of the Company’s common stock (at a share price to be determined), or a combination of both. The term of the agreement is one (1) year with automatic renewals. As of September 30, 2013, no revenues were recorded relating to the agreement.

In June 2013, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining investors. The consultant will receive a commission of $5,000, per deal, of all financing raised as a result of the consultant’s efforts. The term of the agreement is six (6) months. As of September 30, 2013, the consultant received $5,000 as a result of financing raised relating to the agreement.

In July 2013, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining lending sources. The consultant will receive a commission of 10%, per deal, of net funding received by the Company as a result of the consultant’s efforts. The term of the agreement is twelve (12) months.

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

In March 2012, the Company executed a term sheet with an investor firm whereby the firm would invest in the Company $53,000 in the form of a convertible promissory note, bearing interest at 8% per annum maturing nine (9) months from the date of issuance. A closing fee of $3,000 would be deducted from the tranche and the note would include a tiered prepayment penalty. The investor firm may process conversions after six months from the date of the closing. Conversions would include a 42% discount to the average closing bid price of the Company’s common stock for the previous ten (10) days of a conversion notice, using the average of the three (3) lowest trading prices. In April 2012, the Company received the tranche of $50,000, net of $3,000 closing fee, and executed a convertible promissory note and securities purchase agreement per the terms of the term sheet. In May 2012, the investor firm invested an additional $32,500 in the Company governed by the term sheet and in the form of a convertible promissory note for $32,500. The Company received the second tranche of $30,000, net of a $2,500 closing fee, in May 2012. In July 2012, the investor firm invested an additional $42,500 in the Company governed by the terms of a July 2012 term sheet and in the form of a convertible promissory note for $42,500. The Company received the third tranche of $40,000, net of a $2,500 closing fee, in July 2012. In November 2012, the Company executed a new term sheet with the investor firm and received $30,000, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In December 2012, the Company executed a new term sheet with the investor firm and received $40,000, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In February 2013, the Company executed a new term sheet with the investor firm and received $40,000, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In April 2013, the Company executed a new term sheet with the investor firm and received $40,000, net of a $2,500 legal fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In June 2013, the Company executed a new term sheet with the investor firm and received $40,000, net of a $2,500 legal fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In July 2013, the Company executed a new term sheet with the investor firm and received $37,500, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In August 2013, the Company executed a new term sheet with the investor firm and received $37,500, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the term sheet (see Note 5). The Company recorded all of the closing fees of $13,000 in 2012 and $2,500, from the February 2013 term sheet, for the nine months ended September 30, 2013, as deferred financing costs. The fees of $10,000, from the April, June, July and August 2013 term sheets, were expensed as legal fees for the nine months ended September 30, 2013. The debentures contain an embedded derivative feature (see Note 10). For the nine months ended September 30, 2013, the Company expensed $5,104 of financing expenses related to the deferred financing costs.

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

The Company also made available to the note holders the opportunity to offer financing to the Company through the sale of a total of 35,000,000 two year commitment warrants exercisable into shares of the Company's common stock at $0.02 per share for 15,000,000 warrants, $0.03 per share for 10,000,000 warrants and $0.04 per share for 10,000,000 warrants. For the three months ended December 31, 2011, the Company sold warrants for cash in the amount of $43,000 in September 2011 and $20,000 in October 2011. The consultant had also agreed to purchase $100,000 of additional restricted shares of the Company’s common stock commencing in October 2011, at $20,000 per tranche. As of September 30, 2013, no additional shares have been purchased.

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

In July 2013, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a promissory note holder and an unrelated party, the Company transferred $50,000 of the note balance to the unrelated party in the form of a convertible note for $50,000 (see Notes 5 and 7). The new debenture contains an embedded derivative feature (see Note 10).

In July 2013, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a promissory note holder and an unrelated party, the Company transferred $60,000 of the note balance to the unrelated party in the form of a convertible note for $60,000 (see Notes 5 and 7). The new debenture contains an embedded derivative feature (see Note 10).

In September 2013, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a convertible note holder and an unrelated party, the Company transferred $50,000 of the note balance to the unrelated party in the form of a convertible note for $50,000 (see Notes 5 and 7). The new debenture contains an embedded derivative feature (see Note 10).

In September 2013, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a promissory note holder and an unrelated party, the Company transferred $25,000 of the note balance to the unrelated party in the form of a convertible note for $25,000 (see Notes 5 and 7). The new debenture contains an embedded derivative feature (see Note 10).

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

Loan Repayment Agreement

In April 2009, the Company signed an agreement whereby two promissory notes executed with a distributor of its products were to be repaid from the proceeds of sales of the Company’s products sold by the distributor for the Company. In September 2009, the Company executed an additional promissory note with the distributor that is included in the loan repayment agreement. In May 2010, the Company executed an additional promissory note with the distributor that is included in the loan repayment agreement. In September 2012, the Company and the distributor executed an amendment to the March and April 2009 promissory notes whereby the Company would remit the accrued interest due on the notes, in the amount of $10,388, to the distributor by November 1, 2012. The payment was made in October 2012. For the nine months ended September 30, 2013 and 2012, sales proceeds of $1,275 and $10,401, respectively, were applied to the balance of the notes. In June 2013, pursuant to the terms and conditions of debt purchase agreements formalized among the Company, the note holder and two unrelated parties, the Company settled and transferred the note balances, plus accrued interest, to the unrelated parties in the form of two convertible notes (see Notes 5 and 7).

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

Due to Factor

In March 2007, the Company entered into a sale and subordination agreement with a factoring firm whereby the Company sold its rights to two invoices, from February 2007 and March 2007, totaling $470,200 to the factor.  Upon signing the agreement and providing the required disclosures, the factor remitted 65%, or $144,440, of the February 2007 invoice and a certain percentage of $53,010 of the March 2007 invoice to the Company.  The Company paid a $500 credit review fee to the factor relating to the agreement.  Per the terms of the agreement, once the Company’s client remits the invoice amount to the factor, the factor deducts a discount fee from the remaining balance of the factored invoices and forwards the net proceeds to the Company.  The discount fee is computed as a percentage of the face amount of the invoice as follows: 2.25% fee for invoices paid within 30 days of the down payment date with an additional 1.125% for each 15 day period thereafter. In September 2007, the February 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In December 2007, the March 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In February 2008, the Company and the factor agreed to a total settlement amount of $75,000, which was scheduled to be paid by the Company to the factor in September 2008 unless both parties mutually agreed to extend the due date. In September 2008, the Company and the factor reached a verbal agreement to extend the due date to December 31, 2008. The Company is pursuing a further extension. As of September 30, 2013, the balance due to the factor by the Company was $209,192 including interest.

Litigation

On March 25, 2013, the Company filed a complaint In The United States District Court For The District Of New Jersey (case no: 13-cv-01895 (SRC)(CLW)) vs. WhiteSky, Inc (an existing channel partner). The Company filed claims that WhiteSky effectuated multiple contract breaches, misappropriation of trade secrets, breach of Intellectual Property, and disclosure of confidential information in commencing attempts to replace the Company's “GuardedID® Customized Desktop Product” with a third party's product since November 2012, even though the contractual agreement expires in May 2014. In July 2013, the Company filed an amended complaint based on the Court’s rulings on the motions, which required some minor adjustments and strengthening based on what it learned through early admissible discovery. The Company is aggressively litigating this matter and anticipates a successful outcome.  To date, all of WhiteSky’s arguments against the Company's complaints have been denied by the Court. As of mid-November 2013 the case is in Discovery, which is actively progressing and limited to a certain number of months. If it is unsuccessful, the costs and results associated with these legal proceedings could be significant and could affect the results of future operations. However, the Company has already executed agreements which present new opportunities that could minimally replace the potential loss of revenues (or award) resulting from these proceedings in 2013.

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

The Series B Preferred Stock shall have preferential liquidation rights in the event of any liquidation, dissolution or winding up of the Company, such liquidation rights to be paid from the assets of the Company not delegated to parties with greater priority at $1.00 per share or, in the event an aggregate subscription by a single subscriber of the Series B Preferred Stock is greater than $100,000,000, $0.997 per share. The Series B Preferred Stock shall be convertible to a number of shares of common stock equal to the price of the Series B Preferred Stock divided by the par value of the Series B Preferred Stock. The option to convert the shares of Series B Preferred Stock may not be exercised until three months following the issuance of the Series B Preferred Stock to the recipient shareholder. The Series B Preferred Stock shall have ten votes on matters presented to the shareholders of the Company for one share of Series B Preferred Stock held. The initial price of the Series B Preferred Stock shall be $2.50, (subject to adjustment by the Company’s Board of Directors) until such time, if ever, the Series B Preferred Stock are listed on a secondary and/or public exchange.  As of September 30, 2013, no shares of Series B Preferred Stock have been issued.

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

In August 2013, an  increase of the authorized shares of the Company’s common stock from three billion (3,000,000,000) to five billion (5,000,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to the Company’s Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in September 2013.

Issuance of Common Stock for Services

In December 2009, the Company entered into a retainer agreement with an attorney, whereas the attorney acts as house counsel for the Company with respect to all general corporate matters.  The agreement is at will and required a payment of 100,000 shares of common stock, valued at $0.05 per share, due upon execution. Commencing on January 1, 2010, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market. In December 2012, the Company recorded $19 in legal fees related to the agreement, as common stock to be issued. The 7,500 shares of restricted common stock were issued in February 2013. For the nine months ended September 30, 2013 and 2012, the Company issued 22,500 shares of restricted common stock, valued at $90 and 22,500 shares of restricted common stock, valued at $230, respectively, all of which have been expensed as legal fees, related to the agreement.

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

In May 2012, the Company entered into a consulting agreement with a firm whereby the consultant will provide public relations services to the Company. The consultant will receive a fee of $7,000 per month and $500 per month in the form of restricted shares of the Company's common stock valued on the closing market price of the first day of each month that the agreement is in effect. In May 2012, the consultant received 33,334 shares of the Company’s common stock, valued at $500. In June 2012, the consultant received 55,555 shares of the Company’s common stock, valued at $500. In July 2012, the consultant received 62,500 shares of the Company’s common stock, valued at $500. In August 2012, the consultant received 58,140 shares of the Company’s common stock, valued at $500. In September 2012, the consultant received 52,632 shares of the Company’s common stock, valued at $500. In October 2012, the consultant received 52,632 shares of the Company’s common stock, valued at $500. In December 2012, the consultant received 86,207 shares of the Company’s common stock, valued at $500. In March 2013, the consultant received 552,526 shares of the Company's common stock, valued at $1,500, for payment of three months of services. In June 2013, the consultant received 237,500 shares of the Company's common stock, valued at $1,500, for payment of three months of services. The value of all of the shares issued has been expensed as consulting fees (see Notes 11 and 15).

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

In March 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on March 20, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The shares were issued in April 2009. For the nine months ended September 30, 2013 and 2012, the Company expensed $0 and $417, respectively, of financing expenses related to the shares (see Note 7).

In April 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on April 10, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. For the nine months ended September 30, 2013 and 2012, the Company expensed $0 and $417, respectively, of financing expenses related to the shares (see Note 7).

In May 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on May 27, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. The shares were issued in June 2009. For the nine months ended September 30, 2013 and 2012, the Company expensed $0 and $417, respectively, of financing expenses related to the shares (see Note 7).

In June 2009, the Company executed a promissory note for $25,000, bearing interest at 10% per annum, maturing on June 8, 2012. Per the terms of the promissory note, the note holder purchased one unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price. The shares were issued in June 2009. For the nine months ended September 30, 2013 and 2012, the Company expensed $0 and $208, respectively, of financing expenses related to the shares (see Note 7).

In June 2009, the Company executed a promissory note for $75,000, bearing interest at 10% per annum, maturing on June 12, 2012. Per the terms of the promissory note, the note holder purchased three units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 150,000 shares of common stock. The shares were issued in August 2009. For the nine months ended September 30, 2013 and 2012, the Company expensed $0 and $1,167, respectively, of financing expenses related to the shares (see Note 7).

In July 2009, the Company executed a promissory note for $35,000, bearing interest at 10% per annum, maturing on July 14, 2012. Per the terms of the promissory note, the note holder purchased 1.4 units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 70,000 shares of common stock. The shares were issued in August 2009. For the nine months ended September 30, 2013 and 2012, the Company expensed $0 and $544, respectively, of financing expenses related to the shares (see Note 7).

In August 2009, the Company executed a promissory note for $25,000, bearing interest at 10% per annum, maturing on August 18, 2012. Per the terms of the promissory note, the note holder purchased one unit consisting of a 10% promissory note of $25,000 and 75,000 restricted shares of the Company’s common stock, at market price. The shares were issued in August 2009. For the nine months ended September 30, 2013 and 2012, the Company expensed $0 and $583, respectively, of financing expenses related to the shares (see Note 7).

In September 2009, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on September 2, 2012. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 50,000 restricted shares of the Company’s common stock, at market price, for a total of 100,000 shares of common stock. For the nine months ended September 30, 2013 and 2012, the Company expensed $0 and $1,222, respectively, of financing expenses related to the shares (see Notes 7 and 11).

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

In December 2009, the Company executed a promissory note for $7,500, bearing interest at 10% per annum, maturing on December 4, 2012. As consideration for executing the note, the Company issued 150,000 shares of restricted common stock, valued at $0.10 per share, to the note holder. For the nine months ended September 30, 2013 and 2012, the Company expensed $0 and $1,250, respectively, of financing expenses related to the shares (see Note 7).

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

In May 2010, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on May 21, 2013. As consideration for executing the note, the Company issued 200,000 shares of restricted common stock, valued at $0.009 per share, to the note holder. For the nine months ended September 30, 2013 and 2012, the Company expensed $250 and $450, respectively, of financing expenses related to the shares.

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

Conversions to Common Stock

For the nine months ended September 30, 2013, the Company received conversion notices from ICG to convert $36,660 of the January 3, 2012 note into 25,000,000 unrestricted shares of the Company's common stock. The conversions were processed on January 24, 2013 for $11,280 into 10,000,000 shares at a conversion price of $0.001128 per share and on May 17, 2013 for $25,380 into 15,000,000 shares at a conversion price of $0.001692 per share (see Note 5).

For the nine months ended September 30, 2012, the Company received conversion notices from ICG to convert $40,000 of the December 5, 2011 note into 10,243,847 unrestricted shares of the Company's common stock. The conversions were processed on June 15, 2012 for $15,000 into 2,668,089 shares at a conversion price of $0.005622 per share and August 15, 2012 for $25,000 into 7,575,758 shares at a conversion price of $0.0033 per share (see Note 5).

For the nine months ended September 30, 2013, the Company received conversion notices from Asher to convert the remaining balance of $8,500 of the note due February 8, 2013, including accrued interest of $1,300, the full balance of $42,500 of the note due April 30, 2013, including accrued interest of $1,700, the full balance of $32,500 of the note due August 5, 2013, including accrued interest of $1,300, the full balance of $50,340 of the note due June 14, 2013, the full balance of $42,500 of the note due September 27, 2013, including accrued interest of $1,700, the full balance of $42,500 of the note due November 26, 2013, including accrued interest of $1,700, the full balance of $50,000 of the note due April 15, 2014 and the full balance of $50,000 of the note due July 9, 2014  into 477,035,194 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.00027 to $0.0031 per share (see Note 5).

For the nine months ended September 30, 2012, Asher had no conversions.

For the nine months ended September 30, 2013 the Company received  conversion notices from Auctus to convert the full balance of $27,750 of the note due August 30, 2013, including accrued interest of $1,291, and $13,500 of the note due November 19, 2013 into 90,474,159 unrestricted shares of the Company's common stock, at a conversion prices ranging from $0.00027 to $0.00213 per share (see Note 5).

For the nine months ended September 30, 2013, the Company received conversion notices from Iconic to convert the full balance of $50,152 of one of the notes due June 4, 2014, $50,000 of another of the notes due June 4, 2014 and $58,701 of the note due July 17, 2014 into 357,154,011 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.00024 to $0.00174 per share (see Note 5).

For the nine months ended September 30, 2013, the Company received conversion notices from Southridge to convert $17,750 of the note due July 16, 2014, and $375 in legal fees, into 82,386,364 unrestricted shares of the Company's common stock, at a conversion price of $0.00022 per share (see Note 5 and 7).

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

Issuance of Warrants for Financing and Acquiring Services

In connection with consulting agreements, the Company issued warrants for 15,065,950 shares to consultants, all of which were deemed earned upon issuance, as of September 30, 2013 (see Note 11). The fair value of these warrants granted, estimated on the date of grant using the Black-Scholes option-pricing model, was $1,004,403, which has been recorded as consulting expenses.

The table below summarizes the Company’s non-derivative warrant activities through September 30, 2013:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2011	240,968,467	$0.0040-10.0000	$0.0500	$2,742,658	$-

Granted	30,120,505	0.0200-0.0400	0.0300	88,850	-
Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	(8,085,310)	0.004-5.5000	0.2100	(1,305,717)	-
Balance, December 31, 2012	263,003,662	$0.0015-10.0000	$0.0490	$1,525,791	$-

Granted	75,000	-	0.0040	525	-
Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	(36,376,,107)	-	0.03	(473,768)	-
Balance, September 30, 2013	226,702,555	$0.0015-10.0000	$0.04	$1,052,548	$-

Vested and exercisable, September 30, 2013	226,702,555	$0.0015-10.0000	$0.04	$1,052,548	$-

Unvested, September 30, 2013	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2013:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$10.0000	7,050	0.96	$10.0000	7,050	0.96	$10.0000

$0.0150-0.8000	226,695,505	1.55	$0.05000	226,695,505	1.55	$0.0500

$0.0150 - $10.0000	226,702,555	1.55	$0.05	226,702,555	1.55	$0.050

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

As of September 30, 2013, options to purchase an aggregate of 12,000,000 shares of its common stock for non-employees were outstanding. The exercise price of the options to purchase 2,000,000 and 10,000,000 shares its common stock is $0.006 and $0.002, respectively, yielding a weighted average exercise price of $0.003. In January 2013, options to purchase an aggregate of 760,000 of the Company's common stock at $3.60 per share were cancelled per an agreement executed with NetLabs, Inc. Also in January 2013, options to purchase an aggregate of 1,889 shares of the Company's common stock, at $9.00 per share, expired.

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

The Company estimated the fair value of 2013 options on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

January 3, 2013

Expected life (year)	10.00

Expected volatility	154.00%

Risk-free interest rate	1.92%

Expected annual rate of quarterly dividends	0.00%

The table below summarizes the Company’s 2004 Incentive Plan and 2012 Stock Incentive Plan activities through September 30, 2013:

	Number of Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2011	140,027,309	$0.0025-10.0000	$0.0140	$3,214,621	$-

Granted	-	-	-	-	-
Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	-	-	-	-	-
Balance, December 31, 2012	140,027,309	$0.0025-10.0000	$0.0140	$3,214,621	$-

Granted	5,000,000	$0.0023	$0.0023	$10,000	-
Canceled	(37,500)	$1.0000-10.0000	$2.8000	($41,488)	-

Exercised (Cashless)	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	(6,105,012)	$0.0200- 0.0800	$0.0600	$(383,480)	-
Balance, September 30, 2013	138,884,797	$0.0023-10.0000	$0.0111	$2,799,653	$-

Vested and exercisable, September 30, 2013	138,884,797	$0.0023-10.0000	$0.0111	$2,799,653	$-

Unvested, September 30, 2013	-	$-	$-	$-	$-

As of September 30, 2013, options to purchase an aggregate of 138,889,797 shares of common stock were outstanding under the 2004 incentive plan and 2012 Stock Incentive Plan and there were 161,110,203 shares remaining available for issuance. Also in May 2013, options to purchase an aggregate of 30,000 shares of the Company's common stock, at $1.00 per share and 7,500 shares of the Company's common stock, at $10.00 per share, were cancelled.

The following table summarizes information concerning 2004 Incentive plan and 2012 Stock Incentive Plan as of September 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$10.0000	25,000	1.02	$10.0000	30,000	1.02	$10.0000

$1.0000	75,000	2.76	$1.0000	75,000	2.76	$1.0000

$0.0025-0.3750	133,784,797	2.39	$0.0100	133,784,797	2.39	$0.0100

$0.0023	5,000,000	9.25	$0.0023	5,000,000	9.25	0.0023

$0.0023-10.0000	138,884,797	2.63	$0.0124	138,884,797	2.63	$0.0124

Note 14 - Concentration of Credit Risk

Credit Risk Arising from Financial Instruments

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of September 30, 2013, substantially all of the Company’s cash and cash equivalents were held by major financial institutions from time to time and the balance at certain accounts may exceed the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”).  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Customers and Credit Concentrations

Revenue concentrations and the accounts receivables concentrations are as follows:

	Net Sales for the Nine months Ended		Accounts Receivable at
	September 30, 2013	September 30, 2012	September 30, 2013	December 31, 2012

Customer A	25.2%	53.7%	14.6%	87.6%

Customer B	34.1%	18.7%	-%	-%

Customer C	21.8%	10.7%	51.3%	-%

Customer D	%	-%	15.6%	-%

	81.1%	83.1%	81.5%	87.6%

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

Convertible Notes Payable

In October 2013, the Company issued a convertible note for $32,750, less a discount of $2,750, with Auctus bearing interest at 8% per annum, maturing on July 1, 2014. The debenture contains an embedded derivative feature,

In October 2013, the Company issued a convertible note for $41,500, less a discount of $3,000, with Iconic bearing interest at 9.9% per annum, maturing on October 4, 2014. The debenture contains an embedded derivative feature,

In October 2013, pursuant to the terms of a Term Sheet executed with an investor firm, the Company issued a convertible note for $55,000, less a discount of $2,500 and a legal fee of $2,500, with the investor firm bearing interest at 12% per annum, maturing on October 18, 2014. The debenture contains an embedded derivative feature, Per the term sheet, the investor firm may execute six (6) additional debentures with the Company, each in the amount of $26,250, less a discount of $1,250, bearing interest at 12% per annum, and maturing 12 months from issuance. Additionally, in conjunction with the debentures, the Company may issue up to seven (7) warrant agreements to purchase shares of its common stock, to the investor firm, having an exercise price of $0.40 per share and a five year term. The number of warrant shares issued would be 27,500 divided by the conversion price applicable on the date of the warrant agreement.

Debt Purchase Agreements

In October 2013, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a promissory note holder and Iconic, the Company transferred $70,000 of the note balance to Iconic in the form of a convertible note for $70,000 (see Notes 5 and 7). The new debenture contains an embedded derivative feature (see Note 10), bearing interest at 10% per annum, and matures on October 4, 2014.

In October 2013, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a promissory note holder and Southridge, the Company transferred $75,000 of the note balance to Southridge in the form of a convertible note for $75,000 (see Notes 5 and 7). The new debenture contains an embedded derivative feature (see Note 10), bearing interest at 10% per annum, and matures on August 8, 2014.

Conversions to Common Stock

In October 2013, the Company received a conversion notice from Asher to convert $14,500 of the note due January 24, 2014 into 50,000,000 unrestricted shares of the Company's common stock, at a conversion price of $0.00029 per share (see Note 5).

In October 2013, the Company received conversion notices from Iconic to convert the remaining balance of $1,299 of the note due July 17, 2014 and the full balance of $70,000 of the note due October 4, 2014 into 241,532,844 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.00024 to $0.00036 per share (see Note 5).

In October 2013, the Company received a conversion notice from Auctus to convert $7,500 of the note due November 19, 2013 into 16,666,666 unrestricted shares of the Company's common stock, at a conversion price of $0.00045 per share (see Note 5).

In October 2013, the Company received conversion notices from Southridge to convert the remaining balance of $7,250, plus legal fees of $275, of the note due July 16, 2014 and $50,000, including legal fees of $375, of the note due August 18, 2014 into 187,348,485 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.000275 to $0.00039 per share (see Note 5).

In October 2013, the Company received a conversion notice from Herbert Klei to convert $26,112 of the note due April 23, 2014 into 87,041,096 unrestricted shares of the Company's common stock, at a conversion price of $0.00030 per share (see Note 5).

In November 2013, the Company received a conversion notice from Asher to convert $13,500 of the note due January 24, 2014 into 50,000,000 unrestricted shares of the Company's common stock, at a conversion price of $0.00027 per share (see Note 5).

In November 2013, the Company received a conversion notice from Auctus to convert the remaining balance of $6,750, including accrued interest of $1,308, of the note due November 19, 2013 into 26,859,466 unrestricted shares of the Company's common stock, at a conversion price of $0.0003 per share (see Note 5).

Issuance of Common Stock for Services

In October 2013, a consultant received 583,334 shares of the Company's common stock, valued at $1,000, for payment of two months of services relating to an agreement executed in May 2012 and further extended to October 2013 (see Notes 11 and 12).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION REGARDING FORWARD-LOOKING INFORMATION

 Included in this interim report are "forward-looking" statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA") as well as historical information. Some of our statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Notes to Financial Statements and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled "Risk Factors." Forward-looking statements include those that use forward-looking terminology, such as the words "anticipate," "believe," "estimate," "expect," "intend," "may," "project," "plan," "will," "shall," "should," and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. We claim the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.

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

We generated all of our revenues of, $367,579 for the nine months ended September 30, 2013, compared to $642,596 for the nine months ended September 30, 2012, and revenues of $179,408 for the three months ended September 30, 2013 compared to $289,515 for the three months ended September 30, 2012, from the sales of our security products. The decrease in revenues is primarily due to the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology relating to our initiated litigation with one of our channel partners, WhiteSky, Inc. ("WhiteSky"). We have opportunities through our sales channel and current pilots that we expect, but cannot guarantee, will increase revenues in the fourth quarter of 2013.

We market our products globally to financial service firms, healthcare related companies, legal services companies, e-commerce companies, gaming, automotive, government agencies, the enterprise market in general, and with virtual private network companies, as well as technology service companies that service all the above markets. We seek such sales through our own direct efforts and primarily through distributors, resellers and third party agents internationally. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in production installations and pilot projects with various distributors, resellers and direct customers across the globe, as well as having additional reseller agreements with strategic vendors internationally, that we announced, including Canada, South America, Europe, Asia, Africa and the Pacific Rim. Our GuardedID® product is also being sold directly to consumers, primarily through the Internet as well as distributors, resellers, third party agents, affiliates and potential OEM agreements by bundling GuardedID® with their products (providing a value-add and competitive advantage to their own products and offerings).

We have incurred substantial losses since our inception. Our management believes that our products provide a cost-effective, more secure and technologically competitive solution to address the problems of cyber security and data breaches in general. However, there can be no assurance that our products will continue to gain increased acceptance and continue to grow in the commercial marketplace or that one of our competitors will not introduce technically superior products.

Our executive office is located at 1090 King Georges Post Road, Suite 603, Edison, NJ 08837. Our telephone number is (732) 661-9641. We have 7 employees. Our website is www.strikeforcetech.com.  We are not including the information contained in our website as part of, nor should the information be relied upon or incorporated by reference into, this Report on Form 10-Q.

Business Model

We are focusing primarily on developing sales through “channel” relationships in which our products are offered by other manufacturers, distributors, value-added resellers and agents, internationally. In 2013, we added and publicly announced additions to our global distribution sales channel, which provides additional presence for us in the United States, Canada, Europe and Africa. We also sell our suite of security products directly from our Edison, New Jersey office, which also augments our channel partner relationships. It is our strategy that these “channel” relationships will provide the greater percentage of our revenues ongoing, as was the case in 2012. Examples of the channel relationships that we are seeking include already established original equipment manufacturer (“OEM”) and bundled relationships with other security technology and software providers that would integrate or bundle the enhanced security capabilities of ProtectID®, GuardedID® and/or MobileTrust® into their own product lines, thereby providing greater value to their clients. These would include providers of networking software and manufacturers of computer and telecommunications hardware and software that provide managed services, as well as all markets interested in increasing the value of their products and packages, such as financial services software, anti-virus, government integrators and identity theft product companies.

From our MobileTrust® security new mobile application, which is now in beta testing, we have created and announced two new programs: our new ProtectID® Mobile OTP (One Time Password) to be used with ProtectID®; and our new GuardedID® Mobile keystroke encryption software development kit (SDK). We anticipate that both new products will be production ready in early to mid-2014. With the creation of this new GuardedID® Mobile SDK, we intend to focus the sales of this software product to the development groups of our target markets to be added to their mobile applications. Management has already received demands for this software, as keystroke encryption malware continues to grow and remain a major problem for the cyber security market.

Our primary target markets include financial services such as banks and insurance companies, healthcare providers, legal services, government agencies through integrators, technology platforms, e-commerce based services companies, telecommunications and cellular carriers, technology software companies, government agencies and consumers, especially for our mobile and keystroke encryptions products. We are focusing our concentration on cyber security and data breach strategic problem areas, such as where compliance with financial, healthcare. legal and government regulations are key and stolen passwords are used to acquire private information illegally. In the fourth quarter of 2011, we executed a multi-year contract with a major US financial lender who utilizes our ProtectID® solution for its over 12,000,000 employees, administrators and consumers. The contract became revenue producing in the fourth quarter of 2011 for a three year auto-renewable term. In the first quarter of 2012, we executed a multi-year contract with a healthcare facility who utilizes our ProtectID® solution for its employees and administrators. The contract became revenue producing in the first quarter of 2012 for a three year auto-renewable term. During the second half of 2012, we signed on additional distributors and resellers from which we started to generate revenues in 2013, as they implemented their sales strategies for our products. In the fourth quarter of 2013, a number of our channel partners have pilots and client implementations in place that we contend could substantially increase our revenues in late 2013 and/or into fiscal 2014. There is no guarantee as to the timing and success of these efforts.

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

We seek to generate revenue through fees for ProtectID® based on client consumer usage in the financial, healthcare services and legal services markets, as well as enterprises in general, through our Cloud Service, plus one-time and annual per person fees in the enterprise markets which often are for in-house installations of our products, and set-up and recurring transaction fees when the product is accessed in our Cloud Service, along with yearly maintenance fees, and other one-time and recurring fees. We also intend to generate revenues through sales of our GuardedID® product. GuardedID® pricing is for an annual license and we discount for volume purchases. GuardedID® pricing models, especially when bundling through OEM contracts, include monthly and quarterly recurring revenues. As more agreements are reached by our distributors, we are experiencing monthly increasing sales growth, through the execution of GuardedID® bundled OEM agreements. We also provide our clients a choice of operating our ProtectID® software internally by licensing it or through our hosted Cloud Service or a hybrid that some clients have implemented. GuardedID® requires a download on each and every computer it protects, whether for employees or consumers. We have three GuardedID® products, (i) a standard version which protects browser data entry only, (ii) a premium version which protects almost all the applications running under Microsoft Windows on the desktop, including Microsoft Office Suite and almost all applications running on the desktop and (iii) an Enterprise version which, in addition, provides the Enterprise administrative rights and the use of Microsoft’s Enterprise tools for the product’s deployment.  Our new MobileTrust® mobile product will be priced for the consumer through the appropriate mobile phone stores, as well as direct sales for higher volume enterprises, including volume discounts to the degree allowed by the telecommunications providers. Our new GuardedID™ Mobile SDK (software development kit) will be priced either at a one time or annual fee based on volume or number of users or one price for the entire enterprise plus maintenance. We anticipate, but can provide no assurances, that this product offering will result in the largest number of sales and related revenues for us in fiscal 2014.

Our management believes that our products provide a cost-effective and technologically competitive solution to address the increasing problems of network security and identity theft in general. Updated guidance for the Federal Financial Institutions Examination Council (“FFIEC”) regulations include the requirement for solutions that have Two-Factor Out-of-Band Authentication and products that stop keylogging malware, real time, which our management believes our proprietary products uniquely and directly address. This new updated guidance went into effect as of January 1, 2012. Additionally, the 2013 Verizon Data Breach report, published in April 2013, stated that 80% of all the data breaches they reported would not have occurred if the corporations used two factor authentication, such as our ProtectID® system. The report also indicates that over 79% of the data breaches would most likely not have occurred if the corporations breached used anti-keylogging software, other than the typical anti-virus programs. Based on the FFIEC requirement in the latest FFIEC update that was published in June 2011 (being enforced as of January 2012) the latest Verizon Data Breach Report and the new articles from the White House urging law firms and legal services firms to add two factor authentication, we have recently experienced a growing increase in pilots and sales orders and inquiries specifically in the financial and legal markets. However, there can be no assurance that our products will continue to gain acceptance and continue to grow in the commercial marketplace or that one of our competitors will not introduce technically superior products.

Marketing

Our multi-channel marketing strategy includes:

1. Direct sales to enterprise and commercial customers. In this effort, we are purchasing marketing programs and working with our public relations firm (contracted in 2012), and we are looking at other inside sales alternatives in order to respond aggressively to inquiries relating to our products.

2. The global addition of resellers, agents & distributors (our strategic sales channel) who distribute and resell our products and services to enterprise and commercial customers globally (technology and software product distributors, systems integrators, managed service companies, other security technology and software vendors, telecom companies, identity theft related product companies, etc.).

3. Application Service Provider (ASP) Partners: Our certified SAS 70 third party service provides a hosting platform that facilitates faster implementations at competitive prices for our Cloud Service option.

4. Original Equipment Manufacturers (OEM): SFT products are sold to other security technology vendors that integrate ProtectID® and GuardedID® and now GuardedID® Mobile SDK into their products (bundling) and services providing for monthly/annual increasing recurring revenues or other models as the SDK enters the market in 2014.

5. Internet sites that sell GuardedID® to consumers and small enterprises, such as affiliates.

6. Technology and other providers and resellers, agents and distributors interested in purchasing and or selling our new MobileTrust® cyber solution for all mobile devices, initially for all Apple and Android devices, that is expected to be in Beta testing by September 2013.

7. Outside Independent consultants selling our products for commission only, focusing on the healthcare, legal and consumer markets.

Our cloud service provider is Hosting.com and we have been under contract with them since December 2007 when we executed an agreement with a nationwide premier data center and co-location services provider who functions as an Application Service Provider for our ProtectID® and GuardedID® products, which require a secondary server used for the “Out-of-Band” two-factor authentication technology. We believe that this relationship improves the implementation time, reduces the cost and training requirements, and allows for ease of scalability, with hot backups in multiple locations across the U.S., on an as needed basis. The cloud site is also SAS 70 (Statement on Auditing Standards (SAS) No. 70,) certified, which is critical to providing a secure compliant service that is required by most of our clients. Our agreement with the services provider was for a one-year (1) term, initially ending in December 2008 and renewing automatically for one-year (1) terms, and is still in effect. The relationship can be terminated by either party on sixty days written notice. The cloud service is compensated by our Company based on a flat monthly fee per the terms of the contract that can increase as we require additional services.

Intellectual Property

We are working with our patent attorneys to aggressively enforce our patent rights per the terms of a retainer agreement executed in February 2013. Our patent attorneys also filed third and fourth “Out of Band” continuation patents that are now patent pending and assisted us in obtaining a second Out-of-Band Authentication patent.

We are also working with our patent attorneys to plan our strategy to aggressively enforce our patent rights relating to our newly granted Keystroke Encryption patent that helps protect our GuardedID® products. Our patent attorneys also filed a Keystroke Encryption continuation patent that is now patent pending.

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

Business Strategy

We could incur significant additional costs before we become profitable. We anticipate that most of the costs that we incur will be related to salaries, professional fees, marketing, sales and research & design. We anticipate that we will increase our sales force by approximately one full-time employee and our technology staff by approximately two employees during the next year. At the present time, our monthly cash expenditure burn rate is approximately $105,000 per month. We expect that our monthly cash usage for operations will increase slightly in the future due to contracted and anticipated increased volumes and the preceding additions. We anticipate that the area in which we will experience the greatest increase in operating expenses is in marketing, selling, advertising, payroll related to sales and product support, technology and global strategic business consulting subject to cash availability. In 2013, we added three new consultants working in specific markets and for the most part on a commission base only. We are committed to maintaining our current level of operating costs until we earn the level of revenues needed to absorb any potential increase in costs.

Our primary strategy over the remainder of fiscal 2013 is to focus on the growth and support of our channel partners, including distributors, resellers and original equipment manufacturers (OEMs), along with our newly signed sales consultants. Secondly, our internal sales team will target potential direct sales in industries that management believes provides the greatest potential for short term sales. These include small to medium sized financial institutions, government agencies, e-commerce, healthcare, legal and enterprise businesses. We are also executing agreements with strategic resellers and distributors for marketing, selling and supporting our products internationally including the U.S. We utilize distributors, resellers and agents to generate the bulk of our sales internationally, realizing that this strategy takes longer to nurture, however progressing well. There can be no assurance, however, that we will succeed in implementing our sales strategy. Although management believes that there is an increasingly strong market for our products as the need for cyber security increases globally, we have not generated substantial revenue from the sale of our products and there is no assurance we can secure a market sufficient to permit us to achieve profitability in the next twelve months.

Competition

The software development and services market is characterized by innovation and competition. There are several well-established companies within the authentication market that offer network security systems in our product market and newer companies with emerging technologies. We believe that our multi-patented “Out-of-Band” multi-factor identity authentication platform is an innovative, secure, adaptable, competitively priced, integrated network authentication system. The main features of ProtectID® include: an open architecture “Out-of-Band” platform for user authentication; operating system independence; biometric layering; mobile authentication; secure website logon; Virtual Private Network (“VPN”) access; domain authentication and multi-level authentication. Unlike other techniques for increased network security, ProtectID® does not rely on a specific authentication device or method (e.g., phone, tokens, smart cards, digital certificates or biometrics, such as a retinal or fingerprint scan). Rather ProtectID® has been developed as an “open platform” that incorporates an unlimited number of authentication devices and methods. For example, once a user has been identified to a computer network, a system deploying our ProtectID® authentication system permits the “Out-of-Band” authentication of that user by a telephone, iPhone, iPad, Blackberry, PDA, email, hard token, SSL client software, a biometric device such as a voice biometric, or others, before that user is permitted to access the network. By using “Out-of-Band” authentication methods, management believes that ProtectID®, now patented and supported through our initiated litigation, with plans for additional litigation, provides a competitive product for customers with security requirements greater than typical name and password schemes for virtual private networks and computer systems with multiple users at remote locations, as examples. We also believe that our keystroke encryption product, GuardedID®, offers an additional competitive edge for network security and e-commerce applications that should provide greater levels of security and the ability to evolve over time based on newer technologies when made available. There is less competition for the keystroke encryption product and there are no well-established companies in this space, which explains our current growth in pilots and sales for GuardedID®. GuardedID® is critical to help prevent key logging viruses, one of the largest sources of cyber attacks. GuardedID® also is protected with a recently granted patent and a second patent pending. Our newest product, MobileTrust®, is ideal for bringing the functionality of our other two products, especially including keystroke encryption, to all mobile devices, with initial focus on all Apple and Android devices. This product is also protected with a patent pending and some of its features and functions are covered by the Out-of-Band Authentication and Keystroke Encryption patents. Considering the features and functions, all of our cyber solutions have limited competition based on our products’ ability to protect individual identities and computers/devices against some of the most dangerous increasing threats.

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

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2012

Revenues for the three months ended September 30, 2013 were $179,408 compared to $289,515 for the three months ended September 30, 2012, a decrease of $110,107 or 38%. The decrease in revenues was primarily due to the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology relating to our initiated litigation with one of our channel partners, WhiteSky, Inc. ("WhiteSky"). We have opportunities, through our sales channel and current pilots, that we expect, but cannot guarantee, will increase revenues in the fourth quarter of 2013.

Revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign on fees, and recurring transaction revenues. Hardware sales for the three months ended September 30, 2013 were $365 compared to $0 for the three months ended September 30, 2012, an increase of $365. The increase in hardware revenues was primarily due to the increase in our sales of our one-time-password token key-fobs.  Software, services and maintenance sales for the three months ended September 30, 2013 were $179,043 compared to $289,515 for the three months ended September 30, 2012, a decrease of $110,472. The decrease in software, services and maintenance revenues was primarily due to the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology relating to our initiated litigation with WhiteSky.

Cost of revenues for the three months ended September 30, 2013 was $5,308 compared to $1,029 for the three months ended September 30, 2012, an increase of $4,279, or 416%. The increase resulted primarily from the increase in our sales of our one-time-password token key-fobs. Cost of revenues as a percentage of total revenues for the three months ended September 30, 2013 was 3.0% compared to 0.36% for the three months ended September 30, 2012. The increase resulted primarily from the overall decrease in our total revenues.

Gross profit for the three months ended September 30, 2013 was $174,100 compared to $288,486 for the three months ended September 30, 2012, a decrease of $114,386, or 39.7%. The decrease in gross profit was primarily due to the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology relating to our initiated litigation with WhiteSky.

Research and development expenses for the three months ended September 30, 2013 were $85,800 compared to $78,000 for the three months ended September 30, 2012, an increase of $7,800, or 10.0%. The increase was primarily attributable to an extra pay period in the third quarter of 2013. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative (“SGA”) expenses for the three months ended September 30, 2013 were $291,653 compared to $258,578 for the three months ended September 30, 2012, an increase of $33,075 or 12.8%. The increase was due primarily to the increase in legal fees we expensed in the quarter. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other (income) expense for the three months ended September 30, 2013 was $374,299 as compared to $214,010 for the three months ended September 30, 2012, representing an increase in other expense of $160,289, or 74.9%. The increase was primarily due to an increase in interest expense.

Our net loss for the three months ended September 30, 2013 was $577,652 compared to a net loss of $262,102 for the three months ended September 30, 2012, an increase of $315,550, or 120%. The increase in our net loss was due primarily to the overall decrease in our total revenues due to the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology relating to our initiated litigation with WhiteSky, and the increase in legal fees and interest expense.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2012

Revenues for the nine months ended September 30, 2013 were $367,579 compared to $642,596 for the nine months ended September 30, 2012, a decrease of $275,017 or 42.8%. The decrease in revenues was primarily due to one-time credits of $44,092 applied to our revenues as a result of the downsizing of one client causing a delay in the processing of their maintenance fees and due to the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology relating to our initiated litigation with one of our channel partners, WhiteSky, Inc. ("WhiteSky").

Revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign on fees, and recurring transaction revenues. Hardware sales for the nine months ended September 30, 2013 were $7,572 compared to $6,067 for the nine months ended September 30, 2012, an increase of $1,505. The increase in hardware revenues was primarily due to the increase in our sales of our one-time-password token key-fobs.  Software, services and maintenance sales for the nine months ended September 30, 2013 were $360,007 compared to $636,529 for the nine months ended September 30, 2012, a decrease of $276,522. The decrease in software, services and maintenance revenues was primarily due to one-time credits applied to first quarter revenues and due to the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology relating to our initiated litigation with WhiteSky.

Cost of revenues for the nine months ended September 30, 2013 was $14,977 compared to $13,050 for the nine months ended September 30, 2012, an increase of $1,927, or 14.8%. The increase resulted primarily from the increase in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology. Cost of revenues as a percentage of total revenues for the nine months ended September 30, 2013 was 4.1% compared to 2.0% for the nine months ended September 30, 2012. The increase resulted primarily from the overall decrease in our total revenues.

Gross profit for the nine months ended September 30, 2013 was $352,602 compared to $629,546 for the nine months ended September 30, 2012, a decrease of $276,944, or 44.0%. The decrease in gross profit was primarily due to the decrease in our revenues from the one-time credits applied to first quarter revenues and due to the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology relating to our initiated litigation with WhiteSky.

Research and development expenses for the nine months ended September 30, 2013 were $254,800 compared to $253,500 for the nine months ended September 30, 2012, an immaterial increase of $1,300, or 0.01%. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative (“SGA”) expenses for the nine months ended September 30, 2013 were $969,458 compared to $855,541 for the nine months ended September 30, 2012, an increase of $113,917 or 13.3%. The increase was due primarily to the increase in legal fees we expensed in the fiscal year. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other (income) expense for the nine months ended September 30, 2013 was $1,025,559 as compared to $415,522 for the nine months ended September 30, 2012, representing an increase in other expense of $610,037, or 147%. The increase was primarily due to an increase in interest expense and the change in the fair value of the derivatives relating to a portion of our secured and unsecured convertible debenture balances.

Our net loss for the nine months ended September 30, 2013 was $1,897,215 compared to a net loss of $895,017 for the nine months ended September 30, 2012, an increase of $1,002,198, or 112%. The increase in our net loss was due primarily to the overall decrease in our total revenues, the one-time credits applied to first quarter revenues, the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology relating to our initiated litigation with WhiteSky, the increase in legal fees and interest expense, and the change in the fair value of the derivatives relating to a portion of our secured and unsecured convertible debenture balances.

Liquidity and Capital Resources

Our total current assets at September 30, 2013 were $55,159, which included cash of $9,025, as compared with $286,516 in total current assets at December 31, 2012, which included cash of $133,279. Additionally, we had a stockholders’ deficit in the amount of $11,224,327 at September 30, 2013 compared to a stockholders’ deficit of $10,484,588 at December 31, 2012.  We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. The liabilities include a computed liability for the fair value of derivatives of $622,466, which will only be realized on the conversion of the derivatives, or settlement of the debentures.

We financed our operations during the nine months ended September 30, 2013 primarily through the sale and issuance of debt in the aggregate amount of $383,500 and through recurring revenues from our ProtectID® and GuardedID® technology, in the aggregate amount of $367,579. Management anticipates that we will continue to rely on equity and debt financing, at least in the near future, to finance our operations. While management believes that there will be a substantial percentage of our sales generated from our GuardedID® product and there are an increasing number of customers for our patented ProtectID® product, we will continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market continues to grow, with increasing marketing efforts, management believes, but cannot guarantee, we will continue to attain greater numbers of customers and the concentrations could decrease over time. Until this is accomplished, management will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing commitments of expenditures and until our sales revenue can provide greater liquidity.

Our number of common shares outstanding increased from 362,808,206 shares at the year ended December 31, 2012 to 1,395,677,960 at the nine months ended September 30, 2013, an increase of 285%. The increase in the number of common shares outstanding was due to common shares issued related to conversion and settlement of debt and consulting obligations, which, consequently, reduced our total outstanding debt.

We have historically incurred losses and we anticipate that we will not generate any significant revenues until the third quarter of 2013 or later. Our operations presently require funding of approximately $105,000 per month. Management believes, but cannot provide assurances, that we will be cash flow positive by the end of 2013, or shortly thereafter, based on recently executed and announced contracts and potential contracts that we anticipate closing throughout 2013 in the financial industry, technology, insurance, enterprise, healthcare, government, legal, gaming, automotive and consumer sectors in the United States, Latin America, Europe, Africa and the Pacific Rim. There can be no assurance, however, that the sales anticipated will materialize or that we will achieve the profitability we have forecasted.  Management also recognizes the consequences of the current world economic developments and the possible volatile effect on currency rates resulting from revenues derived from foreign markets.

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

In August 2013, an increase of the authorized shares of our common stock from three billion (3,000,000,000) to five billion (5,000,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to our Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in September 2013.

SUMMARY OF OUR OUTSTANDING SECURED CONVERTIBLE DEBENTURES

At September 30, 2013, $542,588 in aggregate principal amount of the DART Limited ("DART"), custodian for Citco Global Custody NV (“Citco Global”) as of July 2012, debentures, as assigned by YA Global and Highgate in April 2009, were issued and outstanding.

During the nine months ended September 30, 2013, DART had no conversions.

The DART secured convertible debentures are fully matured. We have been in contact with the note holder who has indicated that it has no present intention of exercising its right to convert the debentures into restricted shares of our common stock. The note holder has advised us that it currently is willing to wait until it receives a buyout offer from us.

During the nine months ended September 30, 2013, we issued unsecured convertible notes in an aggregate total of $383,500 to four unrelated parties pursuant to the terms and conditions of term sheets executed with investor firms at various times during 2013. Additionally, during the nine months ended September 30, 2013, we settled and transferred $83,255 of unsecured convertible note balances and $216,814 of unsecured note balances, plus accrued interest of $70,598, to three unrelated parties in the form of seven convertible notes for $340,492. Accrued interest of $31,175 was forgiven. Additionally, during the nine months ended September 30, 2013, four investor firms converted $578,353 of convertible notes, $8,991 of accrued interest and $375 of legal fees into 1,032,049,728 unrestricted shares of our common stock pursuant to an exemption provided under Rule 144 of the Securities Act of 1933. The conversion prices ranged from $0.00022 per share to $0.00174 per share. Additionally, during the nine months ended September 30, 2013, we repaid a total of $3,500 of unsecured convertible notes to one unrelated party.

During the nine months ended September 30, 2013, we repaid a total of $8,220 of unsecured notes and $5,650 of accrued interest to two unrelated parties.

Summary of Funded Debt

As of September 30, 2013, our company’s open unsecured promissory note balance was $2,137,500, listed as follows:

•

$165,000 to an unrelated individual – current portion

•

$210,000 to an unrelated company - current portion

•

$1,625,000 to twenty unrelated individuals through term sheet with the StrikeForce Investor Group – current portion

•

$137,500 to an unrelated company - current portion

As of September 30, 2013, our company’s open unsecured related party promissory note balances were $722,638, listed as follows:

•

$722,638 to our CEO – current portion

As of September 30, 2013, our company’s open convertible secured note balances were $542,588, listed as follows:

•

$542,588 to DART (custodian for Citco Global and as assigned in 04/09 by YA Global and Highgate House Funds, Ltd.)

As of September 30, 2013, our company’s open convertible note balances were $1,329,383, net of discount on convertible notes of $295,565, listed as follows:

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

•

$150,000 to an unrelated individual (06/06 unsecured debenture) – current portion

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

•

$14,250 to un unrelated company (02/13 unsecured debenture) - current portion

•

$42,500 to un unrelated company (04/13 unsecured debenture) - current portion

•

$25,000 to un unrelated company (04/13 unsecured debenture) - current portion

•

$32,750 to un unrelated company (05/13 unsecured debenture) - current portion

•

$42,500 to un unrelated company (06/13 unsecured debentures) - current portion

•

$60,000 to un unrelated company (06/13 unsecured debentures) - current portion

•

$37,500 to un unrelated company (07/13 unsecured debenture) - current portion

•

$36,799 to un unrelated company (07/13 unsecured debentures) - current portion

•

$37,500 to un unrelated company (08/13 unsecured debenture) - current portion

•

$7,250 to un unrelated company (09/13 unsecured debenture) - current portion

As of September 30, 2013, our company’s open convertible note balances - related parties were $355,500, listed as follows:

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

As reflected in the accompanying unaudited financial statements, we had a working capital deficiency of $11,233,938 and $10,481,937 and deficits in stockholders’ equity of $11,224,327 and $10,484,588 at September 30, 2013 and December 31, 2012, respectively, and net losses of $1,897,215 and $895,017 and net cash used in operating activities of $494,535 and $502,004 for each of the nine months ended September 30, 2013 and 2012, respectively.  These factors raise substantial doubt about our ability to continue as a going concern.

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

Refer to Note 2 in the accompanying unaudited interim financial statements.

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

Under the supervision and with the participation of our management, including our CEO and Principal Financial and Accounting Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our CEO and Principal Financial and Accounting Officer, concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report due to the following:

1. We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the nine months ended September 30, 2013.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 25, 2013 we filed a complaint In The United States District Court For The District Of New Jersey (case no: 13-cv-01895 (SRC)(CLW)) vs. WhiteSky, Inc (an existing channel partner). We filed claims that WhiteSky effectuated multiple contract breaches, misappropriation of trade secrets, breach of Intellectual Property, and disclosure of confidential information in commencing attempts to replace our “GuardedID® Customized Desktop Product” with a third party's product since November 2012, even though the contractual agreement expires in May 2014. In July 2013, we filed an amended complaint based on the Court’s rulings on the motions, which required some minor adjustments and strengthening based on what we learned through early admissible discovery. We are aggressively litigating this matter and anticipate a successful outcome. To date, all of WhiteSky’s arguments against our complaints have been denied by the Court. As of mid-November 2013 the case is in Discovery, which is actively progressing and limited to a certain number of months. If we are unsuccessful, the costs and results associated with these legal proceedings could be significant and could affect the results of future operations. However, we have already executed agreements which present new opportunities that could minimally replace the potential loss of revenues (or award) resulting from these proceedings in 2013.

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

Information about risk factors for the nine months ended September 30, 2013, does not differ materially from that set forth in Part I, Item 1A of the Company’s 2012 Annual Report on Form 10-K.

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

In July 2013, we issued 136,294,210 shares of our common stock to an investor firm that converted $42,500 of convertible notes, and $1,700 of accrued interest, dated December 21, 2012, and $45,340 of convertible notes originally issued to non-related third parties on January 23, 2009 and September 2, 2009 and sold to the investor firm with no additional consideration to the Company into unrestricted shares of our common stock. The conversion prices ranged from $0.00055 per share to $0.00090 per share.

In July 2013, we issued 130,572,488 shares of our common stock to an investor firm that converted $70,152 of convertible notes originally issued to non-related third parties on January 9, 2006 and May 21, 2010 and sold to the investor firm with no additional consideration to the Company into unrestricted shares of our common stock. The conversion prices ranged from $0.00042 per share to $0.00072 per share.

In August 2013, we issued 47,406,760 shares of our common stock to an investor firm that converted $20,000 of a convertible note originally issued to a non-related third party on January 23, 2009 and sold to the investor firm with no additional consideration to the Company into unrestricted shares of our common stock. The conversion prices ranged from $0.00033 per share to $0.00048 per share.

In August 2013, we issued 146,500,000 shares of our common stock to an investor firm that converted $46,050 of a convertible note originally issued to a non-related third party on January 23, 2009 and sold to the investor firm with no additional consideration to the Company into unrestricted shares of our common stock. The conversion prices ranged from $0.00030 per share to $0.00036 per share.

In August 2013, we issued 83,431,905 shares of our common stock to an investor firm that converted $26,250 of convertible notes, and $1,291 of accrued interest, dated November 30, 2012 and February 19, 2013 into unrestricted shares of our common stock. The conversion prices ranged from $0.00027 per share to $0.00042 per share.

In September 2013, we issued 7,500 restricted shares of our common stock, valued at $0.0008 per share, to a law firm as compensation for general counsel legal services rendered.

In September 2013, we issued 206,145,796 shares of our common stock to an investor firm that converted $42,500 of convertible notes, and $1,700 of accrued interest, dated February 22, 2013 and $50,000 of a convertible note originally issued to a non-related third party on June 9, 2006 and sold to the investor firm with no additional consideration to the Company into unrestricted shares of our common stock. The conversion prices ranged from $0.00027 per share to $0.00060 per share.

In September 2013, we issued 52,710,833 shares of our common stock to an investor firm that converted $12,651 of a convertible note originally issued to a non-related third party on January 23, 2009 and sold to the investor firm with no additional consideration to the Company into unrestricted shares of our common stock. The conversion price was $0.00024 per share.

In September 2013, we issued 82,386,364 shares of our common stock to an investor firm that converted $17,750 of a convertible note, and $375 of legal fees, originally issued to a non-related third party on February 29, 2008 and sold to the investor firm with no additional consideration to the Company into unrestricted shares of our common stock. The conversion price was $0.00022 per share.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION.

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of StrikeForce Technologies, Inc.(1)
3.2	Amended Articles of Incorporation of StrikeForce Technologies, Inc. (5)
3.3	By-laws of StrikeForce Technologies, Inc. (1)
3.4	Amended By-laws of StrikeForce Technologies, Inc. (5)
3.5	Amended By-laws of StrikeForce Technologies, Inc. (6)
3.6	Articles of Amendment of StrikeForce Technologies, Inc. (6)
10.1	2004 Stock Option Plan (1)
10.2	Securities Purchase Agreement dated December 20, 2004, by and among StrikeForce Technologies, Inc. and YA Global Investments, LP. (1)
10.3	Secured Convertible Debenture with YA Global Investments, LP. (1)
10.4	Investor Registration Rights Agreement dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement.(2)
10.5	Escrow Agreement, dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement. (2)
10.6	Security Agreement dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement. (1)
10.7	Secured Convertible Debenture with YA Global Investments, LP dated January 18, 2005. (1)
10.8	Royalty Agreement with NetLabs.com, Inc. and Amendments. (1)
10.9	Employment Agreement dated as of May 20, 2003, by and between StrikeForce Technologies, Inc. and Mark L. Kay. (1)
10.10	Amended and Restated Secured Convertible Debenture with YA Global Investments, LP dated April 27, 2005. (1)
10.11	Amendment and Consent dated as of April 27, 2005, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP. (1)
10.12	Securities Purchase Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)
10.13	Investor Registration Rights Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (2)
10.14	Secured Convertible Debenture with Highgate House Funds, Ltd. dated April 27, 2005. (2)
10.15	Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)
10.16	Escrow Shares Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)
10.17	Security Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)
10.18	Network Service Agreement with Panasonic Management Information Technology Service Company dated August 1, 2003 (and amendment). (1)
10.19	Client Non-Disclosure Agreement. (1)
10.20	Employee Non-Disclosure Agreement. (1)
10.21	Secured Convertible Debenture with Highgate House Funds, Ltd. dated May 6, 2005. (2)
10.22	Termination Agreement with YA Global Investments, LP dated February 19, 2005. (1)
10.23	Securities Purchase Agreement with WestPark Capital, Inc. (4)
10.24	Form of Promissory Note with WestPark Capital, Inc. (4)
10.25	Investor Registration Rights Agreement with WestPark Capital, Inc. (4)
10.26	Drawdown Equity Financing Facility with Auctus Private Equity Fund, LLC., dated April 13, 2012 (7)
10.27	Registration Rights Agreement with Auctus Private Equity Fund, LLC, dated April 13, 2012 (7)
10.28	StrikeForce Technologies Inc. WEBEX Presentation dated May 30, 2012 (8)
10.29	Irrevocable Waiver of Conversion Rights of Mark L. Kay (9)
10.30	Irrevocable Waiver of Conversion Rights of Ramarao Pemmaraju (9)
10.31	Irrevocable Waiver of Conversion Rights of George Waller (9)
10.32	CFO Consultant Agreement with Philip E. Blocker (9)
10.33	Resume of Philip E. Blocker (9)
10.34	Corporate Resolution for Issuance of Common Stock to Auctus Private Equity Fund, LLC (9)
10.35	Termination of a Material Definitive Agreement (11)
10.36	2012 Stock Option Plan (12)
10.37	Amendments to Articles of Incorporation or Bylaws (13)
10.38	Amendments to Articles of Incorporation or Bylaws (14)

Exhibit Number	Description
10.39	Registration of Classes of Securities (15)
10.40	Amendments to Articles of Incorporation or Bylaws (16)
10.41	Registration of Classes of Securities (17)
10.42	Amendments to Articles of Incorporation or Bylaws (18)
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
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

(16)

Filed as an exhibit to the Registrant’s Form 8-K dated August 22, 2013 and incorporated herein by reference.

(17)

Filed as an exhibit to the Registrant’s Form 8-A dated October 3, 2013 and incorporated herein by reference.

(18)

 Filed as an exhibit to the Registrant’s Form 8-K dated October 3, 2013 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRIKEFORCE TECHNOLOGIES, INC.

Dated: November 18, 2013	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: November 18, 2013	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer