Form 10-K
period 2013-12-31
StrikeForce Technologies Inc.
filed 2014-04-14
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2013

      .TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 1, 2014
Common stock, $0.0001 par value	4,883,251

Indicate the number of shares outstanding of each of the issuer’s classes of preferred stock, as of the latest practicable date.

Class	Outstanding at April 1, 2014
Preferred stock, Series A, no par value	3

Class	Outstanding at April 1, 2014
Preferred stock, Series B, $0.10 par value	42,002

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates.  This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.  $578

Transitional Small Business Disclosure Format Yes      . No  X .

Documents Incorporated By Reference

None

STRIKEFORCE TECHNOLOGIES, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2013 and 2012

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

PART I

ITEM 1.  BUSINESS

StrikeForce Technologies, Inc. is a software development and services company that offers a suite of integrated computer network security products using proprietary technology. StrikeForce Technical Services Corporation was incorporated in August 2001 under the laws of the State of New Jersey. On September 3, 2004, the stockholders approved an amendment to the Certificate of Incorporation to change the name to StrikeForce Technologies, Inc. On November 15, 2010, we redomiciled under the laws of the State of Wyoming. We initially conducted operations as an integrator and reseller of computer hardware and telecommunications equipment and services until December 2002.  In December 2002, and formally memorialized in September 2003, we acquired certain intellectual property rights and patent pending technology from NetLabs.com, Inc. (“NetLabs”) including the rights to further develop and sell their principal technology. In addition, certain officers of NetLabs joined our company as officers and directors of our company. We subsequently changed our name to StrikeForce Technologies, Inc., under which we have conducted our business since August 2003. Our ongoing strategy is developing and marketing our suite of network security products to the corporate, financial, healthcare, legal, government, technology, insurance, e-commerce and consumer sectors. We plan to continue to grow our business primarily through our globally expanding sales channel and internally generated sales, rather than by acquisitions. We have no subsidiaries and we conduct our operations from our corporate office in Edison, New Jersey.

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

In November 2010, we received notice that the United States Patent and Trademark Office (“USPTO”) had issued an official Notice of Allowance for the patent application for the technology relating to our ProtectID® product, titled "Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System". In January 2011, we received notice that the USPTO issued to us Patent No. 7,870,599.  This “Out-of-Band” Patent went through a USPTO Re-Examination process starting on August 16, 2011 and concluded on December 27, 2011, with all of our patent claims remaining intact and eight additional patent claims being added. In 2011, we submitted an additional continuation patent on the “Out-of-Band” Patent, with approximately forty additional Company claims now pending. The technology we developed and use in our GuardedID® product is the subject of a pending patent application.

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

In October 2013, we received notice that the USPTO issued to us Patent No. 8,566,608 “Methods and apparatus for securing keystrokes from being intercepted between the keyboard and a browser.” This protects our GuardedID® product and the keystroke encryption portion of our MobileTrust® products.

In February 2014, we received a Notice of Allowance from the USPTO for our third patent relating to our "Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System" Patent No. 7,870,599. Upon receipt of this patent we filed another continuation patent.

In March 2014, we received Notice of Allowance from the USPTO for our second patent and first continuation of our Keystroke Encryption patent, which only furthers our protection for all mobile devices when utilizing any keyboard for data entry. Upon receipt of this Notice, we also filed another continuation patent for Patent No. 8,566,608.

We completed the development of our ProtectID® platform at the end of June 2006, we completed the core development of our keyboard encryption and anti-keylogger product, GuardedID®, in December 2006 and continue the development of our new mobile product, MobileTrust®, with continuous enhancements to all, which the first two are currently being sold and distributed. Our suite of products is targeted to the financial, e-commerce, corporate, government, healthcare, legal, insurance, technology and consumer sectors. We seek to locate customers in a variety of ways. These include contracts primarily with value added resellers and distributors (both inside the United States and internationally), direct sales calls initiated by our internal staff, exhibitions at security and technology trade shows, through the media, through consulting agreements, and through our own and agent relationships. Our sales generate revenue either as an Original Equipment Manufacturer (“OEM”) model, through a Hosting/License agreement, bundled with other company’s products or through direct purchase by customers. We price our products for cloud consumer transactions based on the number of transactions in which our software products are utilized. We also price our products for business applications based on the number of users. These pricing models provide our company with one-time, monthly, quarterly and yearly recurring revenues. We are also generating revenues from annual maintenance contracts, renewal fees and expect, but cannot guarantee, an increase in revenues based upon the execution of various agreements that we have recently closed and are being implemented.

We generated all of our revenues of $434,657 for the year ended December 31, 2013, compared to $805,312 for the year ended December 31, 2012, from the sales of our security products. The decrease in revenues is primarily due to the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology caused by our initiated litigation with one of our channel partners, WhiteSky, Inc. ("WhiteSky"), the delays in completing some of our pilots, and in delayed rollout of our new mobile security technologies. We have opportunities through our sales channel and current pilots that we expect, but cannot guarantee, will increase revenues throughout 2014 especially with the addition of our new mobile security products and new multi-marketing partners.

We market our products globally to financial service firms, healthcare related companies, legal services companies, e-commerce companies, gaming, automotive, government agencies, multi-level marketing groups, the enterprise market in general, and with virtual private network companies, as well as technology service companies that service all the above markets. We seek such sales through our own direct efforts and primarily through distributors, resellers and third party agents internationally. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in multiple production installations and pilot projects with various distributors, resellers and direct customers primarily in the United States and also globally. Our GuardedID® product is also being sold directly to consumers, primarily through the Internet as well as distributors, resellers, third party agents, affiliates and potential OEM agreements by bundling GuardedID® with their products (providing a value-add and competitive advantage to their own products and offerings). Currently this is the most active market for us with multiple programs in pre-production and some already in production. We anticipate increases in revenues in 2014 from these programs. In addition, we have completed the development and testing our new mobile products, MobileTrust® and GuardedID® Mobile Software Development Kit (SDK), which is currently in Beta and close to production rollout. The mobile products play a major role in our 2014 revenue projections.

We have incurred substantial losses since our inception. Our management believes that our products provide a cost-effective, more secure and technologically competitive solution to address the problems of cyber security and data breaches in general, especially when considering our new mobile applications. However, there can be no assurance that our products will continue to gain increased acceptance and continue to grow in the commercial marketplace or that one of our competitors will not introduce technically superior products.

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

Our Products

StrikeForce is a software development and services company. We own and are seeking to commercially exploit various identification protection software products that were developed to protect computer networks from unauthorized access, real time, and to protect network owners and users from cyber security attacks and data breaches. Our principal products ProtectID®, GuardedID®, inclusive of our unique CryptoColor® technology and MobileTrust® are proprietary authentication and keystroke encryption technologies that are intended to eliminate unauthorized access to computer networks and all mobile devices and to prevent unauthorized individuals from copying (logging) keystrokes. We are expanding the market for our suite of products in the financial services, e-commerce, corporate, healthcare, government and consumer sectors. Our cyber security products are as follows:

•

ProtectID® is our multi-patented authentication platform that uses “Out-of-Band” multi-factor in-house installation, cloud service technology and a hybrid to authenticate computer network users by a variety of methods including traditional passwords combined with a telephone, iPhone, Droid, Blackberry, PDA, or multiple computer secure sessions, biometric identification and encrypted devices such as tokens or smartcards as examples. The authentication procedure separates authentication information such as usernames from the pin/passwords or biometric information, which are then provided to or from the network’s host server across separate communication channels. The platform allows for corporate control and client choices, per their company’s security policies, which evolves over time with newly available and customer requested technologies. (Patent Nos:7,870,599 and 8,484,698,  and two patents pending for Out-of-Band Authentication)

•

GuardedID® creates a 256-bit AES encrypted real time separate pathway for information delivery from a keyboard to a targeted application on a local computer, preventing the use of spyware/malware to collect user information.  This product provides keyboard encryption and helps prevent keylogging from occurring in real time, which helps prevent the number one threat to consumers and businesses in today’s market: keylogging software, which is stealth software embedded in web sites, emails, pictures, MP3 files, videos, USB’s or other software and hardware that, once unknowingly launched, secretly monitors and records all of a user's keystrokes on the computer and sends the data to the cyber thief without the user’s awareness.  Keylogging has been reported as the one of the major causes of major data breaches that occurred from2010 to 2013, as reported in the 2010-2013 Verizon Data Breach Reports. (Patent No: 8,566,608 and two patents pending).

•

MobileTrust® is an advanced iPhone/iPad and Android device password vault that includes a strong password generator. MobileTrust® also provides for Mobile Multi-Factor One Time Password authentication, a secured browser and keystroke encryption between its virtual keyboard and secured browser, which is critical to all confidential online transactions and other features, which is now in final Beta. This new feature for mobile devices, which helps prevent data breaches and stolen credentials is a critical and vital addition to all enterprise mobile users, as enterprises transition to “Bring Your Own Devices” (BYOD). (Patent Pending)

•

GuardedID® Mobile SDK is a software development kit that provides developers our patent protected keystroke encryption protection for all Apple and Android mobile device’s secure keyboards, allowing our keystroke encryption software to be embedded in any mobile applications, utilizing DES 256 Encryption.

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

Factors that are considered important to our success include, but are not limited to, the following:

•

Our products address the needs of a broad variety of customers for authentication and cyber security overall. One of the biggest problems facing the world is Cyber Theft, the effects of which, our management contends, total an estimated $221 billion per year in business losses and more currently stated to be in the trillions going forward.

•

Symantec reported that they noted that there are over 401 million new pieces of Spyware found over the past year.

•

CU Info Security reported in August 2012 that a $14 million fraud scheme shuttered credit unions and commented that experts say trust overshadowed due diligence.

•

48% of all data breaches in 2011 were caused by key loggers (malware copying keystrokes), as reported by the Verizon 2012 Data Breach  Report. Similar percentages are reported in the Verizon 2013 report, recently published. All of the companies breached, per these reports, had an anti-virus program installed.

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

•

In June 2013, PhoneArena.com, The Multiple Threat Center of Juniper Networks, found mobile malware growing exponentially at an alarming rate – a 614% one year increase reaching a total of just about 280,000 malicious apps.

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

•

Ability to Integrate our Software with Customer Environments: There are numerous operating systems that are used by computer networks. The ability of a software product to integrate with multiple operating systems is likely to be a significant factor in customer acceptance of particular products. StrikeForce’s ProtectID® operates on an independent Cloud Service platform and is also able to integrate with multiple operating systems and user interfaces for an in-house implementation. ProtectID® has been designed to use multiple authentication devices that are currently on the market (including, but not limited to, biometrics, key-fob tokens, iPhones, iPads, Blackberrys, Androids, PDA’s, smart cards and other mobile devices). Our ability to integrate our products with multiple existing and future technologies is currently a key factor in the growth of our product’s acceptance and is demonstrated by our success with recent clients and installations referred to in a number of our 2013 press releases.  Our GuardedID® product currently operates with Windows Internet Explorer (IE) and Firefox web browsers and our upgraded Premium version works with almost all applications running on a Windows desktop platform, inclusive of Microsoft Office. New features and functions for both products continue to be developed via our research and development, as well as the ability to operate on other technology platforms, such as Apple. We are Beta testing our GuardedID® MAC version, as of April 2014, with projected production deployment in May 2014. We are also in final Beta testing with our MobileTrust® and GuardedID® Mobile SDK products, with production anticipated within a few months.

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

Business Model

We are focusing primarily on developing sales through “channel” relationships in which our products are offered by other manufacturers, distributors, value-added resellers and agents, internationally. In 2013, we added and publicly announced additions to our global distribution sales channel, which provides additional presence for us in the United States, Canada, Europe and Africa. We continue to add additional channel partners, especially on the consumer side. We also sell our suite of security products directly from our Edison, New Jersey office, which also augments our channel partner relationships. It is our strategy that these “channel” relationships will provide the greater percentage of our revenues ongoing, as was the case in 2012. Examples of the channel relationships that we are seeking include already established original equipment manufacturer (“OEM”) and bundled relationships with other security technology and software providers that would integrate or bundle the enhanced security capabilities of ProtectID®, GuardedID® and/or MobileTrust® into their own product lines, thereby providing greater value to their clients. These would include providers of networking software and manufacturers of computer and telecommunications hardware and software that provide managed services, and multi-level marketing groups, as well as all markets interested in increasing the value of their products and packages, such as financial services software, anti-virus, government integrators and identity theft product companies.

From our MobileTrust® security new mobile application, which is now completing beta testing, we have created and announced two new programs: our new ProtectID® Mobile OTP (One Time Password) to be used with ProtectID®; and our new GuardedID® Mobile keystroke encryption software development kit (SDK). We anticipate that both new products will be production ready in the May and June 2014 timeframe, respectively. With the creation of this new GuardedID® Mobile SDK, we intend to focus the sales of this software product to the development groups of our target markets to be added to their mobile applications. Management has already received requests for this software, as keystroke encryption malware continues to grow and remain a major problem for the cyber security market, now focusing on mobile devices.

Our primary target markets include financial services such as banks and insurance companies, healthcare providers, legal services, government agencies through integrators, technology platforms, e-commerce based services companies, telecommunications and cellular carriers, technology software companies, government agencies and consumers, especially for our mobile and keystroke encryptions products. We are focusing our concentration on cyber security and data breach strategic problem areas, such as where compliance with financial, healthcare, legal and government regulations are key and stolen passwords are used to acquire private information illegally. In the fourth quarter of 2011, we executed a multi-year contract with a major US financial lender who utilizes our ProtectID® solution for its over 12,000,000 employees, administrators and consumers. The contract became revenue producing in the fourth quarter of 2011 for a three year auto-renewable term. In the first quarter of 2012, we executed a multi-year contract with a healthcare facility who utilizes our ProtectID® solution for its employees and administrators. The contract became revenue producing in the first quarter of 2012 for a three year auto-renewable term. During the second half of 2012, we signed on additional distributors and resellers from which we started to generate revenues in 2013, as they implemented their sales strategies for our products. In the fourth quarter of 2013, a number of our channel partners had pilots and client implementations in place that are already commencing to substantially increase our revenues throughout 2014. With our mobile products projected to go into production by mid-2014, we anticipate continuing increasing revenues throughout 2014.There is no guarantee as to the timing and success of these efforts.

Because we are now experiencing a continual recurring growing market demand especially in the mobility and encryption markets, we continue to develop a sizeable global reseller and distribution channel as a strategy to generate, manage and fulfill demand for our products across market segments, minimizing the requirement for an increase in our staff. We continue to minimize the concentration on our initial direct sales efforts as our distribution and reseller channels continue to grow internationally and require appropriate levels of support.

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

Our management believes that our products provide a cost-effective and technologically competitive solution to address the increasing problems of network security and identity theft in general. Updated guidance for the Federal Financial Institutions Examination Council (“FFIEC”) regulations include the requirement for solutions that have Two-Factor Out-of-Band Authentication and products that stop keylogging malware, real time, which our management believes our proprietary products uniquely and directly address. This new updated guidance went into effect as of January 1, 2012. Additionally, the 2013 Verizon Data Breach report, published in April 2013, stated that 80% of all the data breaches they reported would not have occurred if the corporations used two factor authentication, such as our ProtectID® system. The report also indicates that over 79% of the data breaches would most likely not have occurred if the corporations breached used anti-keylogging software, other than the typical anti-virus programs. Based on the FFIEC requirement in the latest FFIEC update that was published in June 2011 (being enforced as of January 2012) the latest Verizon Data Breach Report and the new articles from the White House urging law firms and legal services firms to add two factor authentication, we have recently experienced a growing increase in pilots and sales orders and inquiries specifically in the financial and legal markets. In January 2014, PCI Compliance published an update that includes the requirement for not only encrypting data at rest, but also to encrypt data in motion including the keystrokes users enter in their device. However, there can be no assurance that our products will continue to gain acceptance and continue to grow in the commercial marketplace or that one of our competitors will not introduce technically superior products.

Marketing

Our multi-channel marketing strategy includes:

1.

Direct sales to enterprise and commercial customers. In this effort, we attend the RSA Security Show annually as well as other security related shows and we are looking at other inside sales alternatives in order to respond aggressively to inquiries relating to our products.

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

6.

Technology and other providers and resellers, agents and distributors interested in purchasing and or selling our new MobileTrust® cyber solution for all mobile devices, initially for all Apple and Android devices, that will be in production by June 2014.

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

Intellectual Property

We are working with our patent attorneys to aggressively enforce our patent rights per the terms of a retainer agreement executed in February 2013. Our patent attorneys also filed third and fourth “Out of Band” continuation patents that are now patent pending and assisted us in obtaining a second Out-of-Band Authentication patent. We currently have two patents granted to us for Out-of-Band, We also received a Notice of Allowance for the third patent and now entering a fifth patent pending.

We are also working with our patent attorneys to plan our strategy to aggressively enforce our patent rights relating to our newly granted Keystroke Encryption patent that helps protect our GuardedID® products. We were granted our first related keystroke encryption patent and received a Notice of Allowance for a continuation. Our patent attorneys also filed a third Keystroke Encryption patent that is now pending.

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

Business Strategy

We could incur significant additional costs before we become profitable. We anticipate that most of the costs that we incur will be related to salaries, professional fees, marketing, sales and research & design. We have increased our sales efforts by retaining a consultant and our technology staff by contracting an outsourced firm. Our operations presently require funding of approximately $110,000 per month. We expect that our monthly cash usage for operations will increase slightly in the future due to contracted and anticipated increased volumes, in addition to attending more trade shows and adding some targeted marketing programs. We anticipate that the area in which we will experience the greatest increase in operating expenses is in marketing, selling, advertising and, potentially, product support and technology, subject to cash availability. In 2013, we added three new sales consultants working in specific markets and for the most part on a commission base only. We are committed to maintaining our current level of operating costs until we earn the level of revenues needed to absorb any potential increase in costs.

Our primary strategy during the last quarter of 2013 was to focus on the growth and support of our channel partners, including distributors, resellers and original equipment manufacturers (OEMs), along with our newly signed sales consultants. Secondly, our internal sales team will target potential direct sales in industries that management believes provides the greatest potential for short term sales. These include small to medium sized financial institutions, government agencies, e-commerce, healthcare, legal and enterprise businesses. We are also executing agreements with strategic resellers and distributors for marketing, selling and supporting our products internationally. We utilize distributors, resellers and agents to generate the bulk of our sales internationally, realizing that this strategy takes longer to nurture, however progressing well. In early 2014, we are starting to realize positive results with our sales channel and look forward to a very successful 2014 through the sales channel and from our new mobile products. There can be no assurances, however, that we will succeed in implementing our sales strategy. Although management believes that there is an increasingly strong market for our products as the need for cyber security solutions increases globally, as supported by the RSA Security Show responses we received in February 2014, we have not generated substantial revenue from the sale of our products and there is no assurance we can secure a market sufficient to permit us to achieve profitability in the next twelve months.

Competition

The software development and services market is characterized by innovation and competition. There are several well-established companies within the authentication market that offer network security systems in our product market and newer companies with emerging technologies. We believe that our multi-patented “Out-of-Band” multi-factor identity authentication platform is an innovative, secure, adaptable, competitively priced, integrated network authentication system. The main features of ProtectID® include: an open architecture “Out-of-Band” platform for user authentication; operating system independence; biometric layering; mobile authentication; secure website logon; Virtual Private Network (“VPN”) access; domain authentication and multi-level authentication. Unlike other techniques for increased network security, ProtectID® does not rely on a specific authentication device or method (e.g., phone, tokens, smart cards, digital certificates or biometrics, such as a retinal or fingerprint scan). Rather ProtectID® has been developed as an “open platform” that incorporates an unlimited number of authentication devices and methods. For example, once a user has been identified to a computer network, a system deploying our ProtectID® authentication system permits the “Out-of-Band” authentication of that user by a telephone, iPhone, iPad, Blackberry, PDA, email, hard token, SSL client software, a biometric device such as a voice biometric, or others, before that user is permitted to access the network. By using “Out-of-Band” authentication methods, management believes that ProtectID®, now patented and protected through our ongoing litigation, with plans for additional litigation, provides a competitive product for customers with security requirements greater than typical name and password schemes for virtual private networks and computer systems with multiple users at remote locations, as examples. We also believe that our patented keystroke encryption product, GuardedID®, offers an additional competitive edge for network security and e-commerce applications that should provide greater levels of security and the ability to evolve over time based on newer technologies when made available. There is less competition for the keystroke encryption product and there are no well-established companies in this space, which explains our current growth in pilots and sales for GuardedID®, especially relating to bundled channel partner programs. GuardedID® is critical to help prevent key logging viruses, one of the largest sources of cyber attacks and data breaches. GuardedID® also is protected with a recently granted patent, an additional Notice of Allowance and a third patent pending. Our newest product, MobileTrust®, is ideal for bringing the functionality of our other two products, especially including keystroke encryption, to all mobile devices, with initial focus on all Apple and Android devices. This product is also protected with a patent pending and some of its features and functions are covered by the Out-of-Band Authentication and Keystroke Encryption patents. Our other new mobile product is GuardedID® Mobile SDK, which allows our secured keyboard function as a software development kit for developers to purchase and integrate as part of their secured applications. Considering the features and functions, all of our cyber solutions have limited competition based on our products’ ability to protect individual identities and computers/devices against some of the most dangerous increasing threats. We also have great demand for the mobile products, which are being marketed to all potential new clients.

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

Employees

As of fiscal year end December 31, 2013, we had 7 employees and our relations with employees are good.

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

We have yet to establish any history of profitable operations as shown in our independent certified financial audits for 2013 and 2012. As of December 31, 2013, we had an accumulated deficit of $32,099,913. We incurred annual operating losses of $1,167,908 for the year ended December 31, 2012 and $2,410,926 for the year ended December 31, 2013. We have financed our operations through loans from our officers, employees, and the issuance of debt and equity securities in private placement transactions.  Our revenues have not been sufficient to sustain our operations. Our profitability will require the successful marketing and sale of our ProtectID® and GuardedID® products and services.

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

SUMMARY OF OUR OUTSTANDING SECURED CONVERTIBLE DEBENTURES

At December 31, 2013, $542,588 in aggregate principal amount of the DART/Citco Global debentures, as assigned by YA Global and Highgate in April 2009, was issued and outstanding.

HISTORY OF OUR OUTSTANDING DART/CITCO GLOBAL SECURED CONVERTIBLE DEBENTURES

Our outstanding convertible secured notes payable are secured through the note holder's claim on our intellectual property.

We have issued an aggregate of $1,774,876 in secured convertible debentures, including an aggregate of $1,024,876 principal amount secured debentures issued to YA Global Investments, LP and an aggregate of $750,000 principal amount secured debentures issued to Highgate House Funds, Ltd., which are convertible into shares of our common stock at an amount equal to the lesser of: (i) 120% of the average closing bid price for the 5 trading days immediately preceding the closing date (the “YA Global Fixed Conversion Price” and, together with the Highgate Fixed Conversion Price, the “Fixed Conversion Price”); or (ii) 80% of the lowest  closing bid price of the common stock during the five days preceding the conversion date.  In July, 2006, the YA Global and Highgate Fixed Conversion Price was reduced to $127.50, as adjusted by our 1:1,500 reverse stock split, in connection with an anti-dilution adjustment.

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

In January 2008, we executed a Forbearance Agreement with YA Global whereby YA Global and Highgate agreed to forbear from exercising their rights under the secured convertible debentures through February 27, 2008. The terms of the Forbearance Agreement record the amount due to YA Global and Highgate House Funds, Ltd by us to be $1,214,093, which includes principal, interest and the redemption premium. The terms also include a reduction in the YA Global and Highgate Fixed Conversion Price to $97.50, as adjusted by our 1:1,500 reverse stock split. In connection with this Agreement, we issued to YA Global 500,000 contingency common stock purchase warrants with an exercise price of $0.15 per share. The common stock purchase warrants are exercisable for a period of five (5) years from date of issuance. The common stock purchase warrants were held in escrow and will only be released to YA Global if the total amount due by us was not paid to YA Global by February 29, 2008. The total amount of our indebtedness to YA Global and Highgate House Funds, Ltd. in the amount of $1,214,093, as agreed to in the Forbearance Agreement, is further broken down as:

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

In April 2009, YA Global notified us that the April 2005 YA Global and May 2005 Highgate House Funds, Ltd. secured convertible debentures, related documents and the subsequent forbearance agreements had been assigned to Citco Global Custody NV (“Citco Global”) as of April 24, 2009.

In December 2010, the balance of the YA Global April 2009 secured convertible debenture, after conversions, of $231,320, the principal balance due of the YA Global May 2006 promissory note of $100,000 and the accrued interest owed on the promissory note of $32,806.15 was transferred to PMI Technologies, Inc. (“PMI”). The total amount transferred to PMI was $364,126. In connection with the transfer, we paid a related fee to YA Global of $200,000 and recorded as financing expense in December 2010. Therefore, as of December 2010, YA Global is no longer a secured lender to StrikeForce.

In December 2010, we executed an amendment to the PMI transfer agreement whereby the secured convertible balance owed to PMI was distributed among five unrelated parties, one of whom was PMI. The due dates of the notes were extended to December 31, 2012 and the conversion price was modified to a fixed price of $6.827 per share, as adjusted by our 1:1,500 reverse stock split. Additionally, the amendment called for us to make available to the note holders the opportunity to offer financing to us via the sale of a total of 80,000 five year warrants exercisable into shares of our common stock at $45.00 per share, as adjusted by our 1:1,500 reverse stock split.

In April 2011, we exercised our right of redemption by retiring the PMI Technologies, Inc. portion of the debenture for a payment of $93,248.48 in April 2011.

In April 2011, we executed an amendment to the PMI transfer agreement whereby we consented to the assignment of  the remaining balance due to PMI in the amount of $85,805 to Steeltown and its assignees. Additionally, the conversion price was modified to a fixed price of $1.14 per share, as adjusted by our 1:1,500 reverse stock split. The amendment also called for us to make available to the note holders the opportunity to offer financing to our company through the sale of a total of 33,333 three year warrants exercisable into shares of our common stock as a ladder at $30.00, $60.00, $120.00, $180.00, $225.00 each per share for each 6,667 warrants, as adjusted by our 1:1,500 reverse stock split, equally distributed among the warrant holders.

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

Our obligation to issue a combination of shares or deliver shares through the escrow agent upon conversion of our $542,588 principal amount secured convertible debentures owed to Citco Global is essentially limitless. Citco Global has not processed any conversions through fiscal 2013. The following is an example of the amount of shares of our common stock that are issuable upon conversion of the Citco secured convertible debentures based on various market prices, as adjusted by our 1:1,500 reverse stock split:

Price Per Share	With 20% Discount	Number of Shares	Percentage of Stock Issuable
$0.100	$0.0800	6,782,350 (3)	293% (1)
$0.120	$0.0960	5,651,958 (3)	244% (1)
$0.140	$0.1120	4,844,536 (3)	209% (1)
$0.153	$0.1224	4,432,909 (3)	191%; 90.8% (1)(2)

(1)

Based on 2,317,797 shares of common stock outstanding as of December 31, 2013 as adjusted by our 1:1,500 reverse stock split. As illustrated, the number of shares of common stock issuable upon conversion of our secured convertible debentures will increase if the market price of our stock declines, which will cause dilution to our existing stockholders. The closing price of our common stock on December 31, 2013 was $0.1493.

(2)

Based on 4,883,251 shares of common stock outstanding as of April 1, 2014. As illustrated, the number of shares of common stock issuable upon conversion of our secured convertible debentures will increase if the market price of our stock declines, which will cause dilution to our existing stockholders. The closing price of our common stock on April 1, 2014 was $0.153.

(3)

As adjusted by our 1:1,500 reverse stock split adopted on March 6, 2014.

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

THE PATENT APPLICATION MOBILETRUST® TECHNOLOGY IS PENDING AND THERE IS NO ASSURANCE THAT THIS APPLICATIONS WILL BE GRANTED. FAILURE TO OBTAIN THE PATENT FOR THE APPLICATION COULD PREVENT US FROM SECURING REVENUES IN THE FUTURE. TWO PATENT APPLICATIONS FOR THE PROTECTID® TECHNOLOGY AND ONE FOR GUARDEDID® HAVE BEEN GRANTED. TWO PATENT APPLICATIONS FOR THE PROTECTID® TECHNOLOGY AND TWO FOR GUARDEDID® ARE PENDING.

In November 2010, we received notice that the United States Patent and Trademark Office (“USPTO”) has issued an official Notice of Allowance for the patent application for the technology relating to our ProtectID® product, titled "Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System". In January 2011, we received notice that the USPTO issued to us Patent No. 7,870,599.  The “Out-of-Band Patent” went through a USPTO Re-Examination process starting on August 16, 2011 and concluded on December 27, 2011, with all of our patent claims remaining in-tact and eight additional Company patent claims being added. In 2011, we submitted an additional continuation patent on the “Out-of-Band” Patent, with approximately forty additional Company claims, that was granted in July 2013 as Patent No. 8,484,698.  In July 2013, we were assigned the entire right, title and interest in and to the “Out-of-Band” patent by NetLabs with the approval of the developer, and the assignment was recorded with the USPTO. In February 2013 our patent attorneys filed a second “Out of Band” continuation patent that we received in March 2014 as a Notice of Allowance. We then submitted another continuation application, which is now patent pending. We are working with our patent attorneys to aggressively enforce our patent rights per the terms of a retainer agreement executed in February 2013.

The technology we developed and use in our GuardedID® and MobileTrust® products are the subject of a patent we were granted in October 2013, Patent No. 8,566,608. In October 2013, we submitted a third pending patent application for which we received a Notice of Allowance and in April 2014 we filed third patent pending. In addition we have another patent pending specifically for MobileTrust®. Our firewall product, which was in the research and design phase is no longer being developed, therefore the pending provisional patent (acquired from NetLabs) application was allowed to expire. A fourth patent application relating to our ProtectID® product was combined into the first ProtectID® patent application and the fourth application was allowed to lapse. To date the MobileTrust® patent application has not yet been granted. We cannot be certain that this patent will be granted nor can we be certain that other companies have not filed for patent protection for these technologies. In the event the patents were granted for the MobileTrust® technology, there is no assurance that we will be in a position to enforce the patent rights. Failure to be granted patent protection for the technology could result in greater competition or in limited payments. This could result in inadequate revenue and cause us to cease operations.

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

IF WE DO NOT ADEQUATELY PROTECT THE INTELLECTUAL PROPERTY RIGHTS, WE MAY EXPERIENCE A LOSS OF REVENUE AND OUR OPERATIONS MAY BE MATERIALLY IMPAIRED.

We rely upon confidentiality agreements signed by our employees, consultants and third parties to protect the intellectual property. We cannot assure that we can adequately protect the intellectual property or successfully prosecute potential infringement of the intellectual property rights. Also, we cannot assure that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. Failure to protect the intellectual property rights would result in a loss of revenue and could adversely affect our operations and financial condition. In December 2011, we executed an exclusive agreement with a firm to defend and protect our “Out-of-Band” Patent No. 7,870,599, which now includes Patent No. 8,484,698. We terminated that exclusive agreement in September 2012. In January 2013, we were assigned the entire right, title and interest in and to the “Out-of-Band” patent by NetLabs. with approval by the developer, and the assignment was recorded with the USPTO. We are working with our patent attorneys to aggressively enforce our Out-of-Band Authentication patent rights per the terms of a retainer agreement executed in February 2013.

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

•

We Will Incur Expenses in Marketing Our Products

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

We will incur ongoing costs and expenses for SEC reporting and compliance. To be eligible for quotation on the OTC.QB, issuers must remain current in their filings with the SEC.  Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement.  Securities already quoted on the OTC.QB that become delinquent in their required filings will be removed following a 30 day grace period if they do not make their required filing during that time. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources.

THE REGULATION OF PENNY STOCKS BY SEC AND FINRA (FINANCIAL INDUSTRY REGULATORY AUTHORITY, INC.) MAY DISCOURAGE THE TRADABILITY OF OUR SECURITIES AND THEREBY MAKE IT HARD FOR INVESTORS TO SELL THEIR SHARES AT THE TIME AND PRICES THEY MIGHT OTHERWISE EXPECT.

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

RULE 144 SALES IN THE FUTURE MAY HAVE A DEPRESSIVE EFFECT ON OUR STOCK PRICE AS AN INCREASE IN SUPPLY OF SHARES FOR SALE, WITH NO CORRESPONDING INCREASE IN DEMAND WILL CAUSE PRICES TO FALL.

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

BECAUSE WE ARE QUOTED ON THE OTC.QB INSTEAD OF AN EXCHANGE OR NATIONAL QUOTATION SYSTEM, OUR INVESTORS MAY HAVE A MORE DIFFICULT TIME SELLING THEIR STOCK OR EXPERIENCE NEGATIVE VOLATILITY ON THE MARKET PRICE OF OUR STOCK.

Our common stock is traded on the OTC.QB. The OTC.QB is often highly illiquid.  There is a greater chance of volatility for securities that trade on the OTC.QB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. In addition, the OTC Markets has announced that the OTCQB market will require a $0.01 minimum to continue trading on the OTC.QB, starting after our 2014 fiscal year.  While we currently meet the criteria, if our stock price falls below the threshold, we may trade on the OTC Pink Sheets. Accordingly, for the reasons above,  our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

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

ITEM 3. LEGAL PROCEEDINGS

On March 25, 2013 we filed a complaint In The United States District Court For The District Of New Jersey (case no: 13-cv-01895 (SRC)(CLW)) vs. WhiteSky, Inc (an existing channel partner). We filed claims that WhiteSky effectuated multiple contract breaches, misappropriation of trade secrets, breach of Intellectual Property, and disclosure of confidential information in commencing attempts to replace our “GuardedID® Customized Desktop Product” with a third party's product since November 2012, even though the contractual agreement expires in May 2014. In July 2013, we filed an amended complaint based on the Court’s rulings on the motions, which required some minor adjustments and strengthening based on what we learned through early admissible discovery. We are aggressively litigating this matter and anticipate a successful outcome. To date, all of WhiteSky’s arguments against our complaints have been denied by the Court. As of mid-November 2013 the case is in Discovery, which is actively progressing and limited to a certain number of months. As of early 2014 settlement discussions are in progress, with no certainty that they will succeed. If we are unsuccessful, the costs and results associated with these legal proceedings could be significant and could negatively affect the results of future operations.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(A) MARKET INFORMATION

Our Small Business registration statement on Form SB-2 was declared effective by the SEC in August 2005 and our shares were approved for listing on the OTC Bulletin Board by the National Association of Securities Dealers, Inc. (“NASD” now referred to as the Financial Industry Regulatory Authority (FINRA)) in December 2005. Prior to December 2005, there was no public market for the common stock. Our common stock is quoted on the OTC Electronic Bulletin Board maintained by OTCMarkets.com under the symbol “SFOR.OB”. It has been traded in the over-the-counter market on a limited basis. The following sets forth high and low bid price quotations for each calendar quarter during the last fiscal years that trading occurred or quotations were available, as adjusted by our 1:1,500 stock split. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended:	Low:	High:
March 31, 2012	$24.00	$27.00
June 30, 2012	$7.50	$13.50
September 30, 2012	$14.25	$14.25
December 31, 2012	$4.50	$4.50
March 31, 2013	$9.00	$14.85
June 30, 2013	$1.80	$2.55
September 30, 2013	$1.05	$1.50
December 31, 2013	$0.15	$0.30

The closing bid price for our shares of common stock on April 1, 2014 was $0.1530.

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

(B) HOLDERS

As of April 1, 2014, there were approximately 421 holders of the common stock on record with our transfer agent (several holders of record are brokerage firms often through CEDE & Co., which handle accounts for individual investors).

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

(D) RECENT ISSUANCES OF UNREGISTERED SECURITIES

In October 2013, we issued 390 restricted shares of our common stock, as adjusted by our 1:1,500 reverse stock split, valued at $750, to a consultant relating to a public relations agreement we executed with the consultant in March 2013.

In October 2013, the Company executed a convertible promissory note with an unrelated party in the amount of $55,000. The note bears interest at 12% per annum with principal due October 18, 2014.  In connection with the convertible promissory note, the Company issued warrants exercisable in the aggregate into 61,112 shares of the Company’s common stock, as adjusted by our 1:1,500 reverse stock split, to the unrelated party at an exercise price of $600.00 per share, as adjusted by our 1:1,500 reverse stock split.  The warrants are exercisable for a period of five years from issuance.

In October 2013, we issued 33,334 shares of our common stock, as adjusted by our 1:1,500 reverse stock split, to an investor firm that converted $14,500 of a convertible note, dated April 22, 2013 into unrestricted shares of our common stock. The conversion price was $0.435 per share, as adjusted by our 1:1,500 reverse stock split.

In October 2013, we issued 11,112 shares of our common stock, as adjusted by our 1:1,500 reverse stock, split to an investor firm that converted $7,500 of a convertible note, dated February 19, 2013 into unrestricted shares of our common stock. The conversion price was $0.675 per share, as adjusted by our 1:1,500 reverse stock split.

In October 2013, we issued 58,028 shares of our common stock, as adjusted by our 1:1,500 reverse stock split, to an investor firm that converted $25,000 of a convertible note, and $1,112 of accrued interest, dated April 23, 2013 into unrestricted shares of our common stock. The conversion price was $0.45 per share, as adjusted by our 1:1,500 reverse stock split.

In October 2013, we issued 161,022 shares of our common stock, as adjusted by our 1:1,500 reverse stock, split to an investor firm that converted $71,299 of convertible notes originally issued to non-related third parties on January 23, 2009, and sold to the investor firm with no additional consideration to the Company, into unrestricted shares of our common stock. The conversion prices ranged from $0.36 per share to $0.99 per share, as adjusted by our 1:1,500 reverse stock split.

In October 2013, we issued 124,899 shares of our common stock, as adjusted by our 1:1,500 reverse stock split, to an investor firm that converted $57,250 of convertible notes, and $750 in legal fees, originally issued to non-related third parties on February 29, 2008, and sold to the investor firm with no additional consideration to the Company, into unrestricted shares of our common stock. The conversion prices ranged from $0.4125 per share to $0.5775 per share, as adjusted by our 1:1,500 reverse stock split.

In November 2013, we issued 90,601 shares of our common stock, as adjusted by our 1:1,500 reverse stock split, to an investor firm that converted $28,000 of a convertible note, and $1,700 of accrued interest, dated April 22, 2013 into unrestricted shares of our common stock. The conversion prices ranged from $0.255 per share to $0.405 per share, as adjusted by our 1:1,500 reverse stock split.

In November 2013, we issued 17,907 shares of our common stock, as adjusted by our 1:1,500 reverse stock, split to an investor firm that converted $7,500 of a convertible note, and $1,308 of accrued interest, dated February 19, 2013 into unrestricted shares of our common stock. The conversion price was $0.45 per share, as adjusted by our 1:1,500 reverse stock split.

In November 2013, we issued 71,974 shares of our common stock, as adjusted by our 1:1,500 reverse stock split, to an investor firm that converted $18,785 of convertible notes originally issued to a non-related third party on June 9, 2006, and sold to the investor firm with no additional consideration to the Company, into unrestricted shares of our common stock. The conversion price was $0.261 per share, as adjusted by our 1:1,500 reverse stock split.

In December 2013, we issued 134,445 shares of our common stock, as adjusted by our 1:1,500 reverse stock split, to an investor firm that converted $22,400 of a convertible note dated June 4, 2013 into unrestricted shares of our common stock. The conversion prices ranged from $0.15 per share to $0.18 per share, as adjusted by our 1:1,500 reverse stock split.

In December 2013, we issued 58,334 shares of our common stock, as adjusted by our 1:1,500 reverse stock split, to an investor firm that converted $15,750 of a convertible note, dated May 28, 2013 into unrestricted shares of our common stock. The conversion price was $0.27 per share, as adjusted by our 1:1,500 reverse stock split.

In December 2013, we issued 330,861 shares of our common stock, as adjusted by our 1:1,500 reverse stock split, to an investor firm that converted $50,498 of a convertible note, dated June 4, 2013 into unrestricted shares of our common stock. The conversion prices ranged from $0.09 per share to $0.45 per share, as adjusted by our 1:1,500 reverse stock split.

In December 2013, we issued 109,334 shares of our common stock, as adjusted by our 1:1,500 reverse stock split, to an investor firm that converted $22,272 of convertible notes originally issued to a non-related third party on June 9, 2006, and sold to the investor firm with no additional consideration to the Company, into unrestricted shares of our common stock. The conversion prices ranged from $0.087 per share to $0.261 per share, as adjusted by our 1:1,500 reverse stock split.

In December 2013, we issued 203,031 shares of our common stock, as adjusted by our 1:1,500 reverse stock split, to an investor firm that converted $16,750 of a convertible note originally issued to a non-related third party on February 29, 2008, and sold to the investor firm with no additional consideration to the Company, into unrestricted shares of our common stock. The conversion price was $0.0405 per share, as adjusted by our 1:1,500 reverse stock split.

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

Summary of Statements of Operations of StrikeForce

Statement of Operations Data:
	For the Years Ended December 31,
	2013	2012

Revenues	$ 434,657	$ 805,312
Cost of Sales	16,967	14,513
Operating and Other Expenses	(2,828,616)	(1,958,707)

Net Loss	$ (2,410,926)	$ (1,167,908)

Balance Sheet Data:
	December 31,
	2013	2012

Current Assets	$ 78,300	$ 286,516
Total Assets	115,492	313,884
Current Liabilities	11,059,393	10,768,453
Non Current Liabilities	70,001	30,019
Total Liabilities	11,129,394	10,798,472
Working Capital (Deficit)	(10,981,093)	(10,481,937)
Shareholders'Equity (Deficit)	$ (11,013,902)	$ (10,484,588)

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

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K

Our MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of our business conditions, results of operations, liquidity and capital resources and contractual obligations. We did not have any off balance sheet arrangements as of December 31, 2012 or 2013.

The discussion and analysis of our financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with generally accepted accounting principles generally accepted in the United States (or "GAAP"). The preparation of those financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Background

We are a software development and services company that offers a suite of integrated computer network security products (patented and patent pending) using proprietary technology.

We generated all of our revenues of $434,657 for the year ended December 31, 2013, compared to $805,312 for the year ended December 31, 2012, from the sales of our security software products.

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

Results of Operations

FOR THE YEAR ENDED DECEMBER 31, 2013 COMPARED TO THE YEAR ENDED DECEMBER 31, 2012

Revenues for the year ended December 31, 2013 were $434,657 compared to $805,312 for the year ended December 31, 2012, a decrease of $370,655 or 46.0%. The decrease in revenues was primarily due to one-time credits of $44,092 applied to our revenues as a result of the downsizing of one client causing a delay in the processing of their maintenance fees and due to the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology caused by our initiated litigation with one of our channel partners, WhiteSky, Inc. ("WhiteSky"), the delays in completing some of our pilots and  in the delayed rollout of our new mobile security technologies. We have opportunities through our sales channel and current pilots that we expect, but cannot guarantee, will increase revenues throughout 2014, especially with the addition of our new mobile security products and new multi-marketing partners.

Revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign on fees, and recurring transaction revenues. Hardware sales for the year ended December 31, 2013 were $8,624 compared to $6,068 for the year ended December 31, 2012, an increase of $2,556. The increase in hardware revenues was primarily due to the increase in our sales of our one-time-password token key-fobs.  Software, services and maintenance sales for the year ended December 31, 2013 were $426,033 compared to $799,244 for the year ended December 31, 2012, a decrease of $373,211. The decrease in software, services and maintenance revenues was primarily due to one-time credits applied to first quarter revenues and due to the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology caused by our initiated litigation with WhiteSky, the delays in completing some of our pilots and in the delayed rollout of our new mobile security technologies.

Cost of revenues for the year ended December 31, 2013 was $16,967 compared to $14,513 for the year ended December 31, 2012, an increase of $2,454, or 16.9%. The increase resulted primarily from the increase in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology. Cost of revenues as a percentage of total revenues for the year ended December 31, 2013 was 3.9% compared to 1.8% for the year ended December 31, 2012. The percentage increase resulted primarily from the overall decrease in our total revenues.

Gross profit for the year ended December 31, 2013 was $417,690 compared to $790,799 for the year ended December 31, 2012, a decrease of $373,109, or 47.2%. The decrease in gross profit was primarily due to the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology caused by our initiated litigation with WhiteSky, the delays in completing some of our pilots and in the delayed rollout of our new mobile security technologies.

Research and development expenses for the year ended December 31, 2013 were $340,600 compared to $339,300 for the year ended December 31, 2012, an immaterial increase of $1,300, or 0.4%. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses, which primarily focused on our new mobile security products.

Selling, general and administrative (“SGA”) expenses for the year ended December 31, 2013 were $1,310,594 compared to $1,096,033 for the year ended December 31, 2012, an increase of $214,561 or 19.6%. The increase was due primarily to the increase in legal fees we expensed in the fiscal year. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other (income) expense for the year ended December 31, 2013 was $1,177,422 as compared to $521,335 for the year ended December 31, 2012, representing an increase in other expense of $656,087, or 126%. The increase was primarily due to an increase in interest expense.

Our net loss for the year ended December 31, 2013 was $2,410,926 compared to a net loss of $1,167,908 for the year ended December 31, 2012, an increase of $1,243,018, or 106%. The increase in our net loss was due primarily to the one-time credits applied to first quarter revenues, the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology relating to our initiated litigation with WhiteSky, the delays of completing some of our pilots and valuations and the delays of completing the rollouts of our new mobile security technologies.

Liquidity and Capital Resources

Our total current assets at December 31, 2013 were $78,300, which included cash of $7,559, as compared with $286,516 in total current assets at December 31, 2012, which included cash of $133,279. Additionally, we had a stockholders’ deficit in the amount of $11,013,902 at December 31, 2013 compared to a stockholders’ deficit of $10,484,588 at December 31, 2012.  We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. The liabilities include a computed liability for the fair value of derivatives of $519,433, which will only be realized on the conversion of the derivatives, or settlement of the debentures.

We financed our operations during the year ended December 31, 2013 primarily through the sale and issuance of debt in the aggregate amount of $689,250 and through recurring revenues from our ProtectID® and GuardedID® technologies, in the aggregate amount of $432,101. Management anticipates that we will continue to rely on equity and debt financing, at least during the first half of 2014, to finance our operations. While management believes that there will be a substantial percentage of our sales generated from our GuardedID® and new mobile products and there are an increasing number of customers for our patented ProtectID® product, we will continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market continues to grow, with increasing marketing efforts, management believes, but cannot guarantee, we will continue to attain greater numbers of customers and the concentrations could decrease over time and project to be cash flow positive by the end of 2014. Until this is accomplished, management will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing commitments of expenditures and until our sales revenue can provide greater liquidity.

Our number of common shares outstanding increased from 241,872 shares at the year ended December 31, 2012 to 2,317,797 at the year ended December 31, 2013, as adjusted by our 1:1,500 reverse stock split, an increase of 858%. The increase in the number of common shares outstanding was due to common shares issued related to the issuance, conversion and settlement of debt or equity financing and consulting obligations, which, consequently, reduced our total outstanding debentures.

We have historically incurred losses and we anticipate, but cannot guarantee, that we will not generate any significant revenues until the second quarter of 2014 or later. Our operations presently require funding of approximately $110,000 per month. Management believes, but cannot provide assurances, that we will be cash flow positive by the end of 2014, or shortly thereafter, based on recently executed and announced contracts and potential contracts that we anticipate closing throughout 2014 in the financial industry, technology, insurance, enterprise, healthcare, government, legal, and consumer sectors in the United States, Latin America, Europe, Africa and the Pacific Rim. There can be no assurance, however, that the sales anticipated will materialize or that we will achieve the profitability we have forecasted.  Management also recognizes the consequences of the current world economic developments and the possible volatile effect on currency rates resulting from revenues derived from foreign markets.

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

SUMMARY OF OUR OUTSTANDING DART SECURED CONVERTIBLE DEBENTURES

At December 31, 2013, $542,588 in aggregate principal amount of the DART Limited ("DART"), custodian for Citco Global Custody NV (“Citco Global”) as of July 2012, debentures, as assigned by YA Global and Highgate in April 2009, were issued and outstanding.

During the year ended December 31, 2013, DART had no conversions.

The DART secured convertible debentures are fully matured. We remain in contact with the note holder who has indicated that it has no present intention of exercising its right to convert the debentures into restricted shares of our common stock. The note holder has advised us that it currently is willing to wait until it receives a buyout offer from us.

During the year ended December 31, 2013, we issued unsecured convertible notes in an aggregate total of $667,000 to seven unrelated parties pursuant to the terms and conditions of term sheets executed with investor firms at various times during 2013. Additionally, during the year ended December 31, 2013, we settled and transferred $153,255 of unsecured convertible note balances and $361,814 of unsecured note balances, plus accrued interest of $70,598, to three unrelated parties in the form of twelve convertible notes for $555,492. Accrued interest of $31,175 was forgiven. Additionally, during the year ended December 31, 2013, eight investor firms converted $935,107 of convertible notes, $13,111 of accrued interest and $1,025 of legal fees into 2,074,990 unrestricted shares of our common stock, as adjusted by our 1:1,500 reverse stock split, pursuant to an exemption provided under Rule 144 of the Securities Act of 1933. The conversion prices ranged from $0.0405 per share to $2.61 per share, as adjusted by our 1:1,500 reverse stock split. Additionally, during the year ended December 31, 2013, we repaid a total of $3,500 of unsecured convertible notes to one unrelated party.

During the year ended December 31, 2013, we repaid a total of $8,220 of unsecured notes and $5,650 of accrued interest to two unrelated parties.

Summary of Funded Debt

As of December 31, 2013, our company’s open unsecured promissory note balance was $1,992,500, listed as follows:

•

$95,000 to an unrelated individual – current portion

•

$210,000 to an unrelated company - current portion

•

$1,550,000 to twenty unrelated individuals through term sheet with the StrikeForce Investor Group – current portion

•

$137,500 to an unrelated company - current portion

As of December 31, 2013, our company’s open unsecured related party promissory note balances were $722,638, listed as follows:

•

$722,638 to our CEO – current portion

As of December 31, 2013, our company’s open convertible secured note balances were $542,588, listed as follows:

•

$542,588 to DART (custodian for Citco Global and as assigned in 04/09 by YA Global and Highgate House Funds, Ltd.)

As of December 31, 2013, our company’s open convertible note balances were $1,140,467, net of discount on convertible notes of $528,477, listed as follows:

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

•

$80,000 to an unrelated individual (06/06 unsecured debenture) – current portion

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

•

$50,000 to two unrelated individuals (12/09 unsecured debentures) - current portion

•

$30,000 to an unrelated company (03/10 unsecured debenture) – long term portion

•

$103,387 to an unrelated company (01/12 unsecured debentures) - current portion

•

$75,000 to an unrelated company (03/12 unsecured debenture) - current portion

•

$17,000 to an unrelated company (05/13 unsecured debenture) - current portion

•

$29,602 to two unrelated companies (06/13 unsecured debentures) - current portion

•

$73,000 to two unrelated companies (07/13 unsecured debentures) - current portion

•

$37,500 to an unrelated company (08/13 unsecured debenture) - current portion

•

$129,250 to three unrelated companies (10/13 unsecured debentures) - current portion

•

$65,443 to an unrelated company (11/13 unsecured debentures) - current portion

•

$58,250 to two unrelated companies (12/13 unsecured debentures) - current portion

•

$40,000 to an unrelated individual (12/13 unsecured debenture) – long term portion

As of December 31, 2013, our company’s open convertible note balances - related parties were $355,500, listed as follows:

•

$268,000 to our CEO – current portion

•

$57,500 to our VP of Technical Services – current portion

•

$30,000 to a relative of our CTO & one of our Software Developers – current portion

Based on present revenues and expenses, we are unable to generate sufficient funds internally to sustain our current operations. We must raise additional capital or determine other borrowing sources to continue our operations.  It is management’s plan to seek additional funding through the sale of common and preferred series B stock, the sale and settlement of trade payables and debentures, and the issuance of notes and debentures, including notes and debentures convertible into common stock. If we issue additional shares of common stock, the value of shares of existing stockholders is likely to be diluted.

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

As reflected in the accompanying financial statements, we had a working capital deficiency of $10,981,093 and $10,481,937 and deficits in stockholders’ equity of $11,013,902 and $10,484,588 at December 31, 2013 and 2012, respectively, and net losses of $2,410,926 and $1,167,908 and net cash used in operating activities of $802,147 and $731,364 for each of the years ended December 31, 2013 and 2012, respectively.  These factors raise substantial doubt about our ability to continue as a going concern.

Currently, management is attempting to increase revenues. In principle, we are focusing on domestic and international channel sales, where we are primarily selling through our well developed sales channel including Distributors, Value Added Resellers, Strategic Partners and Original Equipment Manufacturers. While we believe in the viability of our strategy to increase revenues and in our ability to raise additional funds, there can be no assurances to that effect.  Our ability to continue as a going concern is dependent upon our ability to continually increase our customer base and realize increased revenues from recently signed contracts.

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

Fair Value of Financial Instruments

We follow applicable accounting guidance for disclosures about fair value of our financial instruments. U.S. GAAP establishes a framework for measuring fair value, and requires disclosures about fair value measurements.  To provide consistency and comparability in fair value measurements and related disclosures, U.S. GAAP establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three levels of fair value hierarchy are described below:

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

The carrying amounts of our financial assets and liabilities, such as cash, accounts receivable, prepayments and other current assets, accounts payable, accrued expenses, payroll taxes payable, and due to factor, approximate their fair values because of the short maturity of these instruments.

Our notes payable, convertible notes payable, convertible secured notes payable, and capital leases payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to us for similar financial arrangements at December 31, 2013 and 2012.

Our Level 3 financial liabilities consist of the derivative financial instruments for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  We valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation specialist, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

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

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities – Derivative Financial Instruments

We use Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalue our derivative liability at the end of every reporting period and recognizes gains or losses in the Statements of Operations that are attributable to the change in the fair value of the derivative liability.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

We have adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for our long-lived assets. Our long-lived assets, which include property and equipment, patents, and website development costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

We assess the recoverability of our long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  When long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

We consider the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in our overall strategy with respect to the manner or use of the acquired assets or changes in our overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in our stock price for a sustained period of time; and (vi) regulatory changes.  We evaluate acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The key assumptions used in management’s estimates of projected cash flow deal largely with forecasts of sales levels, gross margins, and operating costs of the manufacturing facilities.  These forecasts are typically based on historical trends and take into account recent developments as well as management’s plans and intentions.  Any difficulty in manufacturing or sourcing raw materials on a cost effective basis would significantly impact the projected future cash flows of our manufacturing facilities and potentially lead to an impairment charge for long-lived assets.  Other factors, such as increased competition or a decrease in the desirability of our products, could lead to lower projected sales levels, which would adversely impact cash flows.  A significant change in cash flows in the future could result in an impairment of long lived assets.

The impairment charges, if any, is included in operating expenses in the accompanying statements of operations.

Cash Equivalents

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts.  We follow paragraph 310-10-50-9 of the FASB Accounting Standards Codification to estimate the allowance for doubtful accounts.  We perform on-going credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determine the allowance for doubtful accounts based on historical write-off experience, customer specific facts and economic conditions.

Pursuant to paragraph 310-10-50-2 of the FASB Accounting Standards Codification account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  We have adopted paragraph 310-10-50-6 of the FASB Accounting Standards Codification and determine when receivables are past due or delinquent based on how recently payments have been received.

Outstanding account balances are reviewed individually for collectability.  The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Bad debt expense is included in general and administrative expenses, if any.

We do not have any off-balance-sheet credit exposure to our customers.

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

Leases

Lease agreements are evaluated to determine whether they are capital leases or operating leases in accordance with applicable paragraph 840-10-25-1 of the FASB Accounting Standards Codification (“Paragraph 840-10-25-1”). Pursuant to Paragraph 840-10-25-1 A lessee and a lessor shall consider whether a lease meets any of the following four criteria as part of classifying the lease at its inception under the guidance in the Lessees Subsection of this Section (for the lessee) and the Lessors Subsection of this Section (for the lessor): a. Transfer of ownership. The lease transfers ownership of the property to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term in exchange for the payment of a nominal fee, for example, the minimum required by statutory regulation to transfer title. b. Bargain purchase option. The lease contains a bargain purchase option. c. Lease term. The lease term is equal to 75 percent or more of the estimated economic life of the leased property. d. Minimum lease payments. The present value at the beginning of the lease term of the minimum lease payments, excluding that portion of the payments representing executory costs such as insurance, maintenance, and taxes to be paid by the lessor, including any profit thereon, equals or exceeds 90 percent of the excess of the fair value of the leased property to the lessor at lease inception over any related investment tax credit retained by the lessor and expected to be realized by the lessor. In accordance with paragraphs 840-10-25-29 and 840-10-25-30, if at its inception a lease meets any of the four lease classification criteria in Paragraph 840-10-25-1, the lease shall be classified by the lessee as a capital lease; and if none of the four criteria in Paragraph 840-10-25-1 are met, the lease shall be classified by the lessee as an operating lease. Pursuant to Paragraph 840-10-25-31 a lessee shall compute the present value of the minimum lease payments using the lessee's incremental borrowing rate unless both of the following conditions are met, in which circumstance the lessee shall use the implicit rate: a. It is practicable for the lessee to learn the implicit rate computed by the lessor. b. The implicit rate computed by the lessor is less than the lessee's incremental borrowing rate.  Capital lease assets are depreciated on a straight-line basis over the capital lease assets' estimated useful lives consistent with our normal depreciation policy for tangible assets, but generally not exceeding the term of the lease. Interest charges are expensed over the term of the lease in relation to the carrying value of the capital lease obligation.

Operating leases primarily relate to our leases of office spaces. When the terms of an operating lease include tenant improvement allowances, periods of free rent, rent concessions, and/or rent escalation amounts, we establish a deferred rent liability for the difference between the scheduled rent payment and the straight-line rent expense recognized, which is amortized over the underlying lease term on a straight-line basis as a reduction of rent expense.

Intangible Assets Other Than Goodwill

We have adopted Subtopic 350-30 of the FASB Accounting Standards Codification for intangible assets other than goodwill.  Under the requirements, we amortize the acquisition costs of intangible assets other than goodwill on a straight-line basis over or their estimated useful lives, the terms of the exclusive licenses and/or agreements, or the terms of legal lives of the patents, whichever is shorter.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Patents

For acquired patents we record the costs to acquire patents as patent and amortizes the patent acquisition cost over its remaining legal life, or estimated useful life, or the term of the contract, whichever is shorter. For internal developed patents, all costs incurred to the point when a patent application is to be filed are expended as incurred as research and development expense; patent application costs, generally legal costs, thereafter incurred are capitalized, which are to be amortized once the patents are granted or expended if the patent application is rejected. We amortize the internal developed patents over the shorter of the expected useful lives or the legal lives of the patents, which are generally 17 to 20 years for domestic patents and 5 to 20 years for foreign patents from the date when the patents are granted. The costs of defending and maintaining patents are expended as incurred. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Website Development Costs

We have adopted Subtopic 350-50 of the FASB Accounting Standards Codification for website development costs.  Under the requirements of Sections 350-50-15 and 350-50-25, we capitalize costs incurred to develop a website as website development costs, which are amortized on a straight-line basis over the estimated useful lives of three (3) years. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Discount on Debt

We allocate the proceeds received from convertible debt instruments between the liability component and equity component, and records the conversion feature as a liability in accordance with subtopic 470-20 of the FASB Accounting Standards Codification (“Subtopic 470-20”). The conversion feature and certain other features that are considered embedded derivative instruments, such as a conversion reset provision, a penalty provision and redemption option, have been recorded at their fair value as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown in the Statement of Operations. We have also recorded the resulting discount on debt related to the warrants and conversion feature and is amortizing the discount using the effective interest rate method over the life of the debt instruments.

Derivative Instruments and Hedging Activities

We account for derivative instruments and hedging activities in accordance with paragraph 810-10-05-4 of the FASB Accounting Standards Codification (“Paragraph 810-10-05-4”). Paragraph 810-10-05-4 requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value.  The accounting for changes in the fair value of a derivative instrument depends upon: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation.

Derivative Warrant Liability

We evaluate our convertible debt, options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 and Section 815-40-25 of the FASB Accounting Standards Codification.  The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations and comprehensive income (loss) as other income or expense.  Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then that the related fair value is reclassified to equity.

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

We mark to market the fair value of the remaining embedded derivative warrants at each balance sheet date and records the change in the fair value of the remaining embedded derivative warrants as other income or expense in the consolidated statements of operations and comprehensive income (loss).

We utilize the Lattice model that values the liability of the derivative warrants based on a probability weighted discounted cash flow model with the assistance of the third party valuation firm.  The reason we pick the Lattice model is that in many cases there may be multiple embedded features or the features of the bifurcated derivatives may be so complex that a Black-Scholes valuation does not consider all of the terms of the instrument.  Therefore, the fair value may not be appropriately captured by simple models.  In other words, simple models such as Black-Scholes may not be appropriate in many situations given complex features and terms of conversion option (e.g., combined embedded derivatives).  The Lattice model is based on future projections of the various potential outcomes. The features that were analyzed and incorporated into the model included the exercise and full reset features.  Based on these features, there are two primary events that can occur; the Holder exercises the Warrants or the Warrants are held to expiration. The Lattice model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. stock price, exercise price, volatility, etc.).  Projections were then made on the underlying factors which led to potential scenarios.  Probabilities were assigned to each scenario based on management projections.  This led to a cash flow projection and a probability associated with that cash flow.  A discounted weighted average cash flow over the various scenarios was completed to determine the value of the derivative warrants.

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

From time to time, we transfer the liability under the indenture instrument to a third party in certain circumstances.

Related Parties

We follow subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. our affiliates; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. our principal owners; e. our management; f. other parties with which we may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Commitment and Contingencies

We follow subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to us but which will only be resolved when one or more future events occur or fail to occur.  We assess such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in such proceedings, we evaluate the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Revenue Recognition

We apply paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  We recognize revenue when it is realized or realizable and earned.  We consider revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

We derive our revenues from sales contracts with customers with revenues being generated upon the shipment of products.  Persuasive evidence of an arrangement is demonstrated via sales invoice or contract; product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the third party carrier and title transfers upon shipment, based on free on board (“FOB”) warehouse terms; the sales price to the customer is fixed upon acceptance of the signed purchase order or contract and there is no separate sales rebate, discount, or volume incentive.  When we recognize revenue, no provisions are made for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues.

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

Software, Services and Maintenance

Revenue from time and service contracts is recognized as the services are provided. Revenue from delivered elements of one-time charge licensed software is recognized at the inception of the license term, provided we have vendor-specific objective evidence of the fair value of each delivered element.  Revenue is deferred for undelivered elements. We recognize revenue from the sale of software licenses when the four criteria discussed above are met. Delivery generally occurs when the product is delivered to a common carrier or the software is downloaded via email delivery or an FTP web site. We assess collection based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer.  We do not request collateral from customers.  If we determine that collection of a fee is not reasonably assured, we defer the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.  Revenue from monthly software licenses is recognized on a subscription basis.

ASP Hosted Cloud Services

We offer an Application Service Provider Cloud Service whereby customer usage transactions are invoiced monthly on a cost per transaction basis.  The service is sold via the execution of a Service Agreement between us and the customer.  Initial set-up fees are recognized over the period in which the services are performed.

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

Stock-Based Compensation for Obtaining Employee Services

We account for our stock based compensation in which we obtain employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

Pursuant to ASC paragraph 505-50-30-S99-1, if we receive a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Software Development Costs

We have adopted paragraph 985-20-05-01 of the FASB Accounting Standards Codification (“Paragraph 985-20-05-01”) for the costs of computer software to be sold or licensed.  Paragraph 985-20-05-01 requires research and development costs incurred in the process of software development before establishment of technological feasibility being expensed as incurred and capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers.  Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life. To date, all costs have been accounted for as research and development costs and no software development cost has been capitalized.

Income Tax Provision

We account for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Income and Comprehensive Income in the period that includes the enactment date.

We adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty (50) percent likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. We periodically review the recoverability of deferred tax assets recorded on our consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, we operate within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Cash Flows Reporting

We adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  We report the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

We follow the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. We will evaluate subsequent events through the date when the financial statements are issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, we as an SEC filer consider our financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Please see pages F-1 through F-43.

StrikeForce Technologies, Inc.

December 31, 2013 and 2012

Index to the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

StrikeForce Technologies, Inc.

We have audited the accompanying balance sheets of StrikeForce Technologies, Inc. (the "Company") as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the Unites States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had an accumulated deficit at December 31, 2013, a net loss and net cash used in operating activities for the reporting period then ended. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC

Li and Company, PC

Skillman, New Jersey

April 14, 2014

STRIKEFORCE TECHNOLOGIES, INC.
BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS
Current Assets:
Cash	$7,559	$133,279
Accounts receivable	39,454	143,290
Prepayments and other current assets	31,287	9,947

Total current assets	78,300	286,516

Property and equipment, net	3,989	7,110
Patents, net	20,019	4,074
Website development costs, net	4,500	7,500
Security deposit	8,684	8,684

Total Assets	$115,492	$313,884

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Current maturities of convertible notes payable, net	$1,070,467	$1,337,012
Convertible notes payable - related parties	355,500	355,500
Current maturities of notes payable, net	1,992,500	2,360,690
Notes payable - related parties	722,638	722,638
Accounts payable	1,237,165	863,704
Accrued expenses	4,350,477	3,942,062
Derivative liabilities	519,433	375,634
Convertible secured notes payable	542,588	542,588
Capital leases payable	5,532	5,532
Payroll taxes payable	53,901	53,901
Due to factor	209,192	209,192

Total current liabilities	11,059,393	10,768,453

Non-current Liabilities:
Common stock to be issued	1	19
Convertible notes payable, net of current maturities	70,000	30,000

Total non-current liabilities	70,001	30,019

Total Liabilities	11,129,394	10,798,472

Commitments and contingencies

Stockholders' Deficit
Series A Preferred stock, no par value; 100 shares authorized; 3 shares issued and outstanding	987,000	987,000
Series B Preferred stock par value $0.10: 100,000,000 shares authorized; none issued or outstanding	-	-
Preferred stock series not designated par value $0.10: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.0001: 1,500,000,000 shares authorized; 2,317,797 and 241,872 shares issued and outstanding, respectively	232	24
Additional paid-in capital	20,098,779	18,217,375
Accumulated deficit	(32,099,913)	(29,688,987)

Total Stockholders' Deficit	(11,013,902)	(10,484,588)

Total Liabilities and Stockholders' Deficit	$115,492	$313,884

See accompanying notes to the financial statements

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2013	December 31, 2012

Revenue	$434,657	$805,312

Cost of revenue	16,967	14,513

Gross margin	417,690	790,799

Operating expenses:
Compensation	354,384	343,135
Professional fees	710,526	468,561
Selling, general and administrative expenses	245,684	284,337
Research and development	340,600	339,300

Total operating expenses	1,651,194	1,435,333

Loss from operations	(1,233,504)	(644,534)

Other (income) expense:
Interest and financing expense	1,520,195	815,642
Change in fair value of derivative liabilities	(312,995)	(294,307)
Forgiveness of debt	(29,778)	-

Other (income) expense, net	1,177,422	521,335

Income tax provision	-	2,039

Net loss	$(2,410,926)	$(1,167,908)

Net loss per common share - basic and diluted	$(3.68)	$(6.51)

Weighted average common shares outstanding
- basic and diluted	654,326	179,479

See accompanying notes to the financial statements

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF STOCKOLDERS' DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2012

	Series A Preferred stock, no par value		Common stock at $0.0001 par value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount ($)	Shares	Amount ($)	Capital ($)	Deficit ($)	Deficit ($)

Balance at December 31, 2011	3	987,000	147,592	15	17,271,837	(28,521,079)	(10,262,227)

Sale of shares of common stock including warrants	-	-	37,407	4	427,846	-	427,850

Issuance of shares of common stock for consulting services	-	-	2,424	-	55,504	-	55,504

Issuance of shares of common stock for settlement and transfer of debt	-	-	5,571	1	131,432	-	131,433

Issuance of shares of common stock for financing	-	-	375	-	9,000	-	9,000

Issuance of shares of common stock for conversions of convertible notes payable	-	-	48,503	4	302,688	-	302,692

Issuance of warrants for consulting services	-	-		-	19,068	-	19,068

Net loss	-	-		-	-	(1,167,908)	(1,167,908)

Balance at December 31, 2012	3	987,000	241,872	24	18,217,375	(29,688,987)	(10,484,588)

See accompanying notes to the financial statements

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF STOCKOLDERS' DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2013

	Series A Preferred stock, no par value		Common stock par value $0.0001		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount ($)	Shares	Amount ($)	Capital ($)	Deficit	Deficit

Balance at December 31, 2012	3	987,000	241,872	24	18,217,375	(29,688,987)	(10,484,588)

Issuance of shares of common stock for consulting services	-	-	935	-	3,859	-	3,859

Issuance of shares of common stock for conversions of convertible notes payable	-	-	2,074,990	208	1,784,853	-	1,785,061

Issuance of warrants for consulting services	-	-	-	-	525	-	525

Issuance of warrants in connection with notes payable to the lender	-	-	-	-	64,167	-	64,167

Issuance of stock options for employee services	-	-	-	-	10,000	-	10,000

Issuance of stock options for patent	-	-	-	-	18,000	-	18,000

Net loss	-	-	-	-	-	(2,410,926)	(2,410,926)

Balance at December 31, 2013	3	987,000	2,317,797	232	20,098,779	(32,099,913)	(11,013,902)

See accompanying notes to the financial statements

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31, 2013	December 31, 2012

Cash flows from operating activities:
Net loss	$(2,410,926)	$(1,167,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,675	7,444
Amortization of discount on notes payable	924,470	344,314
Forgiveness of debt	(30,174)	-
Change in fair value of derivative financial instruments	(312,995)	(294,307)
Issuance of stock options for employee services	10,000	-
Issuance of common stock and warrants for consulting services	4,384	74,572
Warrants issued in connection with convertible note payable	64,167	-
Financing expense paid through the issuance of common stock	-	9,000
Changes in operating assets and liabilities:
Accounts receivable	103,836	(67,967)
Prepaid expenses	(21,340)	2,474
Accounts payable	373,461	(52,938)
Accrued expenses	483,313	438,933
Common stock to be issued	(18)	(24,981)
Net cash used in operating activities	(802,147)	(731,364)

Cash flows from investing activities:
Costs of website development	-	(9,000)
Purchases of property and equipment	(1,499)	(5,961)

Net cash used in investing activities	(1,499)	(14,961)

Cash flows from financing activities:
Bank overdraft (repayment)	-	(4,520)
Proceeds from sale of common stock	-	455,000
Repayment of notes payable	(7,824)	(24,626)
Proceeds from convertible notes payable	689,250	455,750
Repayment of convertible notes payable	(3,500)	(2,000)

Net cash provided by financing activities	677,926	879,604

Net change in cash	(125,720)	133,279

Cash at beginning of the year	133,279	-

Cash at end of the year	$7,559	$133,279

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable into common stock	$950,107	$302,692
Issuance of common stock in settlement of debt	$-	$131,433
Issuance of stock options for patent	$18,000	$-
Issuance of common stock for common stock to be issued	$19	$25,000

See accompanying notes to the financial statements

StrikeForce Technologies, Inc.

December 31, 2013 and 2012

Notes to the Financial Statements

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

Note 2 - Significant and Critical Accounting Policies and Practices

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application.  Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)

Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.

(ii)

Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(iii)

Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

(iv)

Estimates and assumptions used in valuation of equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value share options and similar instruments.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

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

The Company’s notes payable, convertible notes payable, convertible secured notes payable, and capital leases payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2013 and 2012.

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

Property and Equipment

Property and equipment are recorded at cost.  Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

Estimated Useful Life (Years)

Computer equipment	5

Computer software	3

Furniture and fixture	7

Office equipment	7

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended December 31, 2013 or 2012.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive, as adjusted by the Company’s 1:1,500 reverse stock split adopted on March 6, 2014:

	Potentially Outstanding Dilutive Common Shares

	For the Reporting Period Ended December 31, 2013	For the Reporting Period Ended December 31, 2012

Conversion Feature Shares

Common shares issuable under the conversion feature of convertible notes payable	4,242,707	104,799

Sub-total: Conversion feature shares	4,242,707	104,799

Stock Option Shares

Options issued from May 20, 2003 through April 21, 2011 to employees to purchase common shares with exercise prices ranging from $3.75 to $15,000 per share expiring three (3) years to ten (10) years from the date of issuance	89,257	93,352

Options issued from December 2, 2004 through January 30, 2013 to parties other than employees to purchase common shares with exercise prices ranging from $3.00 to $13,500 per share expiring five (5) years to ten (10) years from the date of issuance	8,000	1,841

Options issued on January 3, 2013 from the 2012 Stock Incentive Plan to employees to purchase common shares with an exercise price of $3.45 per share expiring ten (10) years from the date of issuance	3,333	-

Sub-total: Stock option shares	100,590	95,193

Warrant Shares

Warrants issued in connection with debentures	61,781	1,849

Warrants sold for cash	121,669	148,233

Warrants issued for services	10,017	5,550

Warrants issued in connection with the sale of common stock	18,778	19,704

Sub-total: Warrant shares	212,245	175,336

Total potentially outstanding dilutive common shares	4,555,542	375,328

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

As reflected in the financial statements, the Company had an accumulated deficit at December 31, 2013, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	December 31, 2013	December 31, 2012

Computer equipment	5	$73,540	$73,540

Computer software	3	25,135	23,636

Furniture and fixture	7	10,157	10,157

Office equipment	7	15,906	15,906

		124,738	123,239

Less accumulated depreciation (i)		(120,749)	(116,129

		$3,989	$7,110

(i)

Depreciation Expense

Depreciation expense for the year ended December 31, 2013 and 2012 was $4,620 and $5,689, respectively.

(ii)

Impairment

The Company completed the annual impairment test of property and equipment and determined that there was no impairment as the fair value of property, plant and equipment, exceeded their carrying values at December 31, 2013 and December 31, 2012, respectively.

Note 5 – Patents

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

In January 2013, the Company granted an option to purchase 6,667 shares of its common stock, as adjusted by the Company’s 1:1,500 reverse stock split, to NetLabs, Inc. in exchange for the assignment of the entire right, title and interest in and to the “Out-of-Band Patent” which was recorded with the USPTO.  The Options were valued at $3.00 per share, or $18,000, as adjusted by the Company’s 1:1,500 reverse stock split, which was recorded as Patent upon grant and amortized over patent’s remaining legal life of 10 years.

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

In July 2013, the Company received notice that the USPTO had added 54 additional patent claims for its Out-of-Band patent the Company received in January 2011, by issuing to the Company Patent No. 8,484,698 thereby strengthening its position with clients and its current and potential lawsuits. The Company's patent attorneys also filed third and fourth “Out of Band” continuation patents that are now patent pending and assisted the Company in obtaining a second Out-of-Band Authentication patent.

In October 2013, the Company received notice that the USPTO issued to the Company Patent No. 8,566,608 “Methods and apparatus for securing keystrokes from being intercepted between the keyboard and a browser.” This protects the Company's GuardedID® product and the keystroke encryption portion of its MobileTrust® products.

In February 2014, the Company received a Notice of Allowance from the USPTO for its third patent relating to the Company's “Methods and apparatus for securing keystrokes from being intercepted between the keyboard and a browser”, Patent No. 7,870,599. Upon receipt of this patent the Company filed another continuation patent for Patent No. 8,566,608.

In March 2014, the Company received Notice of Allowance from the USPTO for its second patent and first continuation of the Company's Keystroke Encryption patent, which only furthers its protection for all mobile devices when utilizing any keyboard for data entry. Upon receipt of this Notice, the Company also filed another continuation patent for Patent No. 8,566,608.

Patents, stated at cost, less accumulated amortization, consisted of the following:

	December 31, 2013	December 31, 2012

Patents	22,329	4,329

Accumulated amortization	(2,310)	(255)

	$20,019	$4,074

(i)

Amortization Expense

Amortization expense for the years ended December 31, 2013 and 2012 was $2,055 and $255, respectively.

(ii)

Impairment

The Company completed the annual impairment test of patents and determined that there was no impairment as the fair value of patents, exceeded their carrying values at December 31, 2013 and December 31, 2012, respectively.

Note 6 - Website

Website, stated at cost, less accumulated amortization, consisted of the following:

	December 31, 2013	December 31, 2012

Website	$31,331	$31,331

Accumulated amortization (i)	(26,831)	(23,831)

	$4,500	$7,500

(i)

Amortization Expense

Amortization expense for the years ended December 31, 2013 and 2012 was $3,000 and $1,500, respectively.

(ii)

Impairment

The Company completed the annual impairment test of website and determined that there was no impairment as the fair value of website, exceeded their carrying values at December 31, 2013 and December 31, 2012, respectively.

Note 7 - Convertible Notes Payable

Convertible notes payable consisted of the following:

	December 31, 2013	December 31, 2012

Convertible note bearing interest at 8% per annum, matured on March 28, 2008, with a conversion price of $13,500 per share, as adjusted by the Company’s 1:1,500 reverse stock split. The Company is currently pursuing a settlement with the note holder.	$235,000	$235,000

Convertible notes bearing interest at 8% per annum with a conversion price of $13,500 per share, as adjusted by the Company’s 1:1,500 reverse stock split, matured on December 31, 2010. The Company is currently pursuing a settlement with the note holder.	50,000	50,000

Convertible note bearing interest at 9% per annum with a conversion price of $2,100 per share, as adjusted by the Company’s 1:1,500 reverse stock split, matured on December 9, 2010. Pursuant to the terms and conditions of debt purchase agreements formalized among the Company, the note holder and two unrelated parties in September 2013 and November 2013, the Company settled and transferred $50,000 and $70,000, respectively, of the note balance to the unrelated parties in the form of convertible notes for $50,000 and $70,000. The Company is currently pursuing a settlement with the note holder.	80,000	200,000

Convertible note bearing interest at 9% per with a conversion price of $1,200 per share, as adjusted by the Company’s 1:1,500 reverse stock split, matured on December 31, 2010. The Company is currently pursuing a settlement with the note holder.	150,000	150,000

Convertible note executed in May 2007 bearing interest at 9% per annum with a conversion price of $525 per share, as adjusted by the Company’s 1:1,500 reverse stock split, matured December 31, 2010. The Company is currently pursuing a settlement with the note holder.	100,000	100,000

Convertible notes executed in June 2007 bearing interest at 8% per annum matured on December 29, 2010. The Company is currently pursuing a settlement with the note holder.	100,000	100,000

Convertible note executed in July 2007 bearing interest at 8% per annum matured on January 2, 2011. The Company is currently pursuing a settlement with the note holder.	100,000	100,000

Convertible notes executed in August 2007 bearing interest at 9% per annum matured on August 9, 2010. The Company is currently pursuing extensions.	120,000	120,000

Convertible notes executed in December 2009 bearing interest at 9% per annum matured on December 1, 2012, with a conversion price of $157.50 per share, as adjusted by the Company’s 1:1,500 reverse stock split. The Company issued 134 warrants with an exercise price of $150 per share, as adjusted by the Company’s 1:1,500 reverse stock split, expiring five (5) years from the date of issuance in connection with the issuance of the notes.	50,000	50,000

Convertible note bearing interest at 8% per annum, maturing on March 31, 2015, with a conversion price of $3 per share, as adjusted by the Company’s 1:1,500 reverse stock split.	30,000	30,000

Convertible note bearing interest at 8% per annum, matured on December 31, 2012, with a conversion price of $15,000 per share, as adjusted by the Company’s 1:1,500 reverse stock split. The Company is currently pursuing an extension.	5,000	5,000

Convertible notes, bearing compound interest at 8% per annum, matured on June 30, 2010, with a conversion price of $15,000 per share, as adjusted by the Company’s 1:1,500 reverse stock split. Pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, the note holder and a consultant in September 2011, the note holder transferred $10,000 of the note balance, including accrued interest, to the consultant in October 2011 (see Note 14). For the year ended December 31, 2013, the Company repaid $3,500 of the balance of the notes. Pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, the note holder and an unrelated party in June 2013, the Company settled and transferred $33,255 of the note balance, plus accrued interest of $36,920, to the unrelated party in the form of a convertible note for $50,000. Accrued interest of $21,175 was forgiven (see Note 14). The Company is currently pursuing extensions for the remaining note.

	10,000	46,755

Four (4) convertible notes bearing interest at 4% per annum, matured on December 5, 2012, January 3, 2013, January 31, 2013 and March 2, 2013, respectively. For the year ended December 31, 2013 the note holder converted $36,660 of the note due on January 3, 2013 into 16,667 unrestricted shares of the Company's common stock, at conversion prices ranging from $1.7 to $2.5 per share, as adjusted by the Company’s 1:1,500 reverse stock split (see Note 15). The Company is currently pursuing extensions for the remaining notes.	178,387	215,048

Thirteen (13) convertible notes bearing interest at 8% per annum, matured on January 6, 2013, February 8, 2013, April 30, 2013, August 5, 2013, September 27, 2013, maturing on November 26, 2013, January 24, 2014, March 6, 2014, April 22, 2014 and June 3, 2014, and 10% per annum, maturing April 15, 2014, June 13, 2014 and July 9, 2014, respectively. Three (3) of the notes were settled debt purchase notes for balances transferred from a Company’s unrelated promissory note holder and unrelated convertible note holder. For the year ended December 31, 2013 the note holder converted $383,740 plus $9,400 of accrued interest, into 576,390 unrestricted shares, at conversion prices ranging from $0.15 to $4.65 per share, as adjusted by the Company’s 1:1,500 reverse stock split. For the year ended December 31, 2012 the note holder converted $77,000 plus $2,120 of accrued interest, into 25,007 shares, at conversion prices ranging from $1.8 to $7.5 per share, as adjusted by the Company’s 1:1,500 reverse stock split (see Notes 9 and 15). Three (3) notes with maturity dates of March 6, 2014 (partial), April 22, 2014 and June 3, 2014 remain unpaid.

	95,100	126,000

Four (4) convertible notes bearing interest at 8% per annum, matured on August 30, 2013 and November 19, 2013, and maturing on February 28, 2014 and July 1, 2014. For the year ended December 31, 2013 the note holder converted the full balance of $27,750 of the note due August 30, 2013, including accrued interest of $1,291, the full balance of $27,750 of the note due November 19, 2013, including accrued interest of $1,308, and $15,750 of the note due February 28, 2014 into 147,667 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.27 to $3.195 per share, as adjusted by the Company’s 1:1,500 reverse stock split (see Note 15).

	49,750	27,750

One (1) convertible note bearing interest at 8% per annum, maturing on April 23, 2014. For the year ended December 31, 2013 the note holder converted the full balance $25,000 of the note, and accrued interest of $1,112, into 58,027 unrestricted shares of the Company's common stock, at a conversion price of $0.45 per share, as adjusted by the Company’s 1:1,500 reverse stock split (see Note 15).	-	-

Seven (7) convertible note bearing interest at 9.9% per annum, maturing on June 4, 2014, July 23, 2014 and October 4, 2014, and 10% per annum, maturing on June 4, 2014, July 14, 2014 and October 4, 2014. The four 10% notes were settled debt purchase notes for balances transferred from a Company’s unrelated promissory note holder and unrelated convertible note holder. For the year ended December 31, 2013 the note holder converted the full balance of $55,152 of one of the notes due June 4, 2014, the full balance of $50,000 of another of the notes due June 4, 2014, $50,497 of the remaining note due June 4, 2014, the full balance of $60,000 of the note due July 17, 2014 and the full balance of $70,000 of one of the notes due October 4, 2014 into 712,079 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.09 to $2.61 per share, as adjusted by the Company’s 1:1,500 reverse stock split (see Notes 9 and 15).

	86,502	-

Three (3) convertible note bearing interest at 10% per annum, maturing on July 16, 2014, August 4, 2014 and August 18, 2014. All of the notes were settled debt purchase notes for balances transferred from a Company’s unrelated promissory note holder. For the year ended December 31, 2013 the note holder converted all of the notes for a total of $75,000 and $1,025 in legal fees into 179,824 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.33 to $0.5775 per share, as adjusted by the Company’s 1:1,500 reverse stock split (see Notes 9 and 15).	-	-

One (1) convertible note bearing interest at 12% per annum, maturing on October 18, 2014, including warrants to purchase 61,112 shares of the Company's common stock at $600 per share, as adjusted by the Company’s 1:1,500 reverse stock split, expiring on October 31, 2018 (see Note 15).	55,000	-

Three (3) convertible note bearing interest at 9% per annum, maturing on November 13, 2014, November 20, 2014 and December 20, 2014. The note due November 13, 2014 was a settled debt purchase note for a balance transferred from a Company’s unrelated promissory note holder. For the year ended December 31, 2013 the note holder converted $41,057 of the note due November 13, 2014 into 181,307 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.087 to $0.261 per share, as adjusted by the Company’s 1:1,500 reverse stock split (see Notes 9 and 15).	115,443	-

One (1) convertible note bearing interest at 9% per annum, maturing on December 26, 2015.	40,000	-

One (1) convertible note bearing interest at 10% per annum, maturing on September 20, 2014. The note was a settled debt purchase note for a balance transferred from a Company’s unrelated promissory note holder. For the year ended December 31, 2013 the note holder converted $16,750 of the note into 203,031 unrestricted shares of the Company's common stock, at a conversion price of $0.0405 per share, as adjusted by the Company’s 1:1,500 reverse stock split (see Notes 9 and 15).	8,250	-

Convertible non-interest bearing notes, with a conversion price of $9.00 per share matured June 2006 and an 18% convertible note matured April 2008 with a conversion price of $750 per share and 5 shares of the Company’s common stock as adjusted by the Company’s 1:1,500 reverse stock split. The Company is currently pursuing a settlement agreement with the note holders.	10,512	10,512

	1,668,944	1,566,064

Long-term portion	(70,000)	(30,000)

	1,598,944	1,536,064

Discount on convertible notes payable	(528,477)	(199,052)

Current maturities, net of discount	$1,070,467	$1,337,012

At December 31, 2013 and 2012, accrued interest due for the convertible notes was $794,395 and $658,375, respectively, and is included in accrued expenses in the balance sheets. Interest expense for the convertible notes payable for the year ended December 31, 2013 and 2012 was $136,020 and $121,354, respectively.

The total long term portion of all funded debt is due as follows: 2015-$70,000.

Note 8 - Convertible Notes Payable – Related Parties

Convertible notes payable - related party consisted of the following:

	December 31, 2013	December 31, 2012

Convertible note with the VP of Technology bearing interest at the prime rate plus 2% per annum with a conversion price of $15,000 per share, as adjusted by the Company’s 1:1,500 reverse stock split, originally matured on September 30, 2010. The Company issued 1 warrant with an exercise price of $15,000 per share, as adjusted by the Company’s 1:1,500 reverse stock split. In January 2014, the note was extended to December 31, 2014.	$50,000	$50,000

Convertible note with the VP of Technology bearing interest at the prime rate plus 4% per annum with a conversion price of $15,000 per share, as adjusted by the Company’s 1:1,500 reverse stock split, originally matured on September 30, 2010. In January 2014, the note was extended to December 31, 2014.	7,500	7,500

Convertible notes with the CEO bearing interest at 8% per annum with a conversion price of $15,000 per share, as adjusted by the Company’s 1:1,500 reverse stock split, originally scheduled to mature on April 30, 2011. The Company issued 2 warrants with an exercise price of $15,000 per share, as adjusted by the Company’s 1:1,500 reverse stock split, which expired February 4, 2014, September 7, 2014 and August 16, 2015, respectively. In January 2014, the notes were extended to December 31, 2014.	230,000	230,000

Convertible notes with an employee bearing interest at 8% per annum with a conversion price of $15,000 per share, originally matured on June 30, 2010, as adjusted by the Company’s 1:1,500 reverse stock split. The Company issued 1 warrant with an exercise price of $15,000 per share, as adjusted by the Company’s 1:1,500 reverse stock split, and expiration dates of August 26, 2015 and September 29, 2015. In January 2014, the notes were extended to December 31, 2014.	15,000	15,000

Convertible note with an employee bearing interest at 8% per annum with a conversion price of $15,000 per share, originally matured on June 30, 2010, as adjusted by the Company’s 1:1,500 reverse stock split. The Company issued 1 warrant with an exercise price of $15,000 per share, as adjusted by the Company’s 1:1,500 reverse stock split, and an expiration date of December 6, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. In January 2014, the note was extended to December 31, 2014.	10,000	10,000

Convertible notes with the CEO bearing compound interest at 8% per annum with a conversion price of $15,000 per share, originally matured on April 30, 2011, as adjusted by the Company’s 1:1,500 reverse stock split. The Company issued 1 warrant with an exercise price of $15,000 per share, as adjusted by the Company’s 1:1,500 reverse stock split, expiring January 18, 2016 and February 28, 2016, respectively. In January 2014, the notes were extended to December 31, 2014.	38,000	38,000

Convertible note with an employee bearing compound interest at 8% per annum with a conversion price of $11.250 per share, originally matured on June 30, 2010, as adjusted by the Company’s 1:1,500 reverse stock split. The Company issued 1 warrant with an exercise price of $15,000 per share, as adjusted by the Company’s 1:1,500 reverse stock split, expiring March 6, 2016. In January 2014, the note was extended to December 31, 2014.	5,000	5,000

	$355,500	$355,500

At December 31, 2013 and 2012, accrued interest due for the convertible notes – related parties was $292,449 and $248,606, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for convertible notes payable – related parties for the year ended December 31, 2013 and 2012 was $43,843 and $40,224, respectively.

Note 9 - Notes Payable

Notes payable consisted of the following:

	December 31, 2013	December 31, 2012

Seventy (70) units, with each unit consisting of a 10% promissory note of $25,000, matured from January 22, 2011 through December 18, 2011 with a 10% discount rate, and 55 non-dilutable (for one (1) year) restricted shares of the Company’s common stock, as adjusted by the Company’s 1:1,500 reverse stock split, and at market price. Pursuant to the terms and condition of a debt purchase agreement among certain note holders, the Company and the Consultant formalized in September 2011, the certain note holders transferred certain notes with the principal amount of $50,000 and $25,000, including accrued interest, in July 2011 and August 2011, respectively, to the consultant. Pursuant to the terms and conditions of a settlement agreement that the Company executed with the estate of a deceased note holder in November 2011, the Company settled a $25,000 note for restricted shares of its common stock, in December 2011, issued to  two (2) beneficiaries of the estate (see Notes 7 and 14). Pursuant to the terms and conditions of debt purchase agreements formalized among the Company, the note holder and two unrelated parties in September 2013, October 2013 and December 2013, the Company settled and transferred $100,000 of the note balance to the unrelated parties in the form of four (4) convertible notes for $25,000 each. The Company is currently pursuing extensions on the remaining notes.

	$1,550,000	$1,650,000

Promissory note bearing interest at 10% per annum, matured on January 23, 2012, with a total of 492 shares of common stock, as adjusted by the Company’s 1:1,500 reverse stock split. Pursuant to the terms and conditions of debt purchase agreements formalized among the Company, the note holder and an unrelated party in July 2013 and October 2013, the Company transferred $60,000 and $70,000, respectively, of the note balance to the unrelated party in the form of a convertible notes for $60,000 and $70,000 (see Notes 7 and 14). The Company is currently pursuing an extension.	95,000	225,000

Two (2) units with each unit consisting of a 10% promissory note of $25,000, matured on April 20, 2012, and 34 restricted shares of the Company’s common stock, as adjusted by the Company’s 1:1,500 reverse stock split, and at market price. The 67 shares, as adjusted by the Company’s 1:1,500 reverse stock split, were issued in June 2009. The Company is currently pursuing extensions.	50,000	50,000

10% promissory note, matured on October 20, 2012 and 55 shares of the Company’s common stock, as adjusted by the Company’s 1:1,500 reverse stock split ,valued at market price, for a total of 110 shares of common stock, as adjusted by the Company’s 1:1,500 reverse stock split, issued in November 2009. Pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, the note holder and an unrelated party in July 2013, the Company transferred the note balance to the unrelated party in the form of a convertible note for $50,000 (see Notes 7 and 14).	-	50,000

One (1) unit consisting of a 10% promissory note of $25,000, matured on June 8, 2012, and 34 restricted shares of the Company’s common stock, as adjusted by the Company’s 1:1,500 reverse stock split, and at market price. The shares were issued in June 2009. The Company is currently pursuing an extension.	25,000	25,000

Three (3) units with each unit consisting of a 10% promissory note of $25,000, matured on June 25, 2012, and 34 restricted shares of the Company’s common stock, as adjusted by the Company’s 1:1,500 reverse stock split, and at market price, for a total of 100 shares of common stock, as adjusted by the Company’s 1:1,500 reverse stock split. The shares were issued in August 2009. The Company is currently pursuing extensions.	75,000	75,000

1.4 units with each unit consisting of a 10% promissory note of $25,000, matured on July 14, 2012 and 34 restricted shares of the Company’s common stock as adjusted by the Company’s 1:1,500 reverse stock split, and at market price, for a total of 47 shares of common stock, as adjusted by the Company’s 1:1,500 reverse stock split. The shares were issued in August 2009. The Company is currently pursuing an extension.	35,000	35,000

One (1) unit consisting of a 10% promissory note of $25,000, matured on August 18, 2012 and 50 restricted shares of the Company’s common stock, as adjusted by the Company’s 1:1,500 reverse stock split, and at market price. The Company is currently pursuing an extension.	25,000	25,000

Two (2) units with each unit consisting of a 10% promissory note of $25,000, matured on September 2, 2012 and 34 restricted shares of the Company’s common stock, as adjusted by the Company’s 1:1,500 reverse stock split, and at market price, for a total of 67 shares of common stock, as adjusted by the Company’s 1:1,500 reverse stock split . The April 2009 agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company also applies to this note. In September 2012, the note was extended to September 30, 2013. For the years ended December 31, 2013 and 2012, sales proceeds of $1,275 and $10,401, respectively, were applied to the note balance. Pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, the note holder and an unrelated party in June 2013, the Company transferred $31,814 of the note balance, plus accrued interest of $18,526, to the unrelated party in the form of a convertible note for $50,340 (see Notes 7 and 14).

	-	33,088

A promissory note executed in October 2009 for $50,000, matured on October 20, 2012. Pursuant to the terms and conditions of the promissory note, the Company sold 3/4 unit with each unit consisting of a 10% promissory note of $25,000 and 89 restricted shares of the Company’s common stock, as adjusted by the Company’s 1:1,500 reverse stock split, and at market price, for a total of 67 shares of common stock, as adjusted by the Company’s 1:1,500 reverse stock split. Pursuant to the terms and conditions of a Forbearance Agreement executed with the note holder in December 2012, the Company repaid the principal of the note of $12,200 in December 2012, $6,100 in January 2013 and $450 in February 2013, and accrued interest of $5,650 in February 2013 (see Note 14).

	-	6,550

A promissory note executed in May 2010 for $50,000, bearing interest at 10% per annum, matured on May 21, 2013, and 134 restricted shares of the Company’s common stock, as adjusted by the Company’s 1:1,500 reverse stock split, and at market price. The April 2009 agreement whereby the note shall be repaid from the proceeds of sales of the Company’s products sold by the note holder who is a distributor for the Company also applies to this note. For the years ended December 31, 2013 and 2012, no sales proceeds were applied to the note balance. Pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, the note holder and an unrelated party in June 2013, the Company settled and transferred the $50,000 note balance, plus accrued interest of $15,152, to the unrelated party in the form of a convertible note for $55,152. Accrued interest of $10,000 was forgiven (see Notes 7 and 14).

	-	50,000

Promissory notes executed in July 2011 bearing interest at 10% per annum, matured on December 31, 2011. The Company issued 667 warrants with an exercise price of $750 per share, as adjusted by the Company’s 1:1,500 reverse stock split, expiring July 15, 2014. The fair value of the warrants issued was $26,200, all of which was expensed in 2011 as interest expense. The Company is currently pursuing extensions.	87,500	87,500

A promissory note executed in August 2011 bearing interest at 10% per annum, matured on December 31, 2011. The Company is currently pursuing an extension.	50,000	50,000

	1,992,500	2,362,138

Long-term portion	(-)	(-)

	1,992,500	2,362,138

Discount on convertible notes payable	(-)	(1,448)

Current maturities, net of discount	$1,992,500	$2,360,690

At December 31, 2013 and 2012, accrued interest due for the notes was $1,329,835 and $1,107,639, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for notes payable for the year ended December 31, 2013 and 2012 was $222,196 and $238,761, respectively.

Note 10 - Notes Payable – Related Parties

Notes payable - related party consisted of the following:

	December 31, 2013	December 31, 2012

Promissory notes executed with the CEO bearing interest at an amended rate of 8% per annum originally matured on April 30, 2011. In January 2014, the notes were extended to December 31, 2014.	$504,000	$504,000

A promissory note executed with the CEO bearing interest at 9% per annum originally matured on April 30, 2011. The Company issued 14 warrants with an exercise price of $1,950 per share, as adjusted by the Company’s 1:1,500 reverse stock split, originally matured on May 25, 2011. The fair value of the warrants issued was $24,300. In January 2014, the note was extended to December 31, 2014.	100,000	100,000

A promissory note with the CEO bearing interest at 8% per annum originally matured on April 30, 2011. The Company issued 6 warrants with an exercise price of $750 per share, as adjusted by the Company’s 1:1,500 reverse stock split, which originally matured on February 21, 2012. The fair value of the warrants issued was $3,758. In January 2014, the note was extended to December 31, 2014.	22,000	22,000

Two (2) 10% promissory notes, with the CEO, of $25,000 and 34 restricted shares of the Company’s common stock, as adjusted by the Company’s 1:1,500 reverse stock split, and at market price, for a total of 67 shares, as adjusted by the Company’s 1:1,500 reverse stock split, originally matured on April 30, 2011. In January 2014, the note was extended to December 31, 2014.	50,000	50,000

Promissory notes with the CEO, non-interest bearing, originally matured on April 30, 2011. Partial payments of $6,580 were made towards the notes in August and September 2010 and $2,700 in February 2011. In January 2014, the notes were extended to December 31, 2014.	31,420	31,420

In October 2010, the Company assigned the proceeds of six (6) open accounts receivable invoices, totaling $20,761, to its CEO. The assignment was non-interest bearing and fee free with a due date of November 20, 2010. Partial repayments were made in October 2010 for $4,218 and November 2010 for $4,125. In January 2014, the note was extended to December 31, 2014 (see Note 14).	12,418	12,418

A promissory note executed in March 2011 with the CEO, non-interest bearing, originally matured on April 1, 2011. In January 2014, the note was extended to December 31, 2014.	2,800	2,800

	$722,638	$722,638

At December 31, 2013 and 2012, accrued interest due for the notes – related parties was $436,493 and $380,413, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for notes payable - related parties for the year ended December 31, 2013 and 2012 was $56,080 and $56,234, respectively.

Note 11 - Convertible Secured Notes Payable

Convertible secured notes payable consisted of the following:

	December 31, 2013	December 31, 2012

DART Limited (custodian for Citco Global and as assigned from YA Global/Highgate) (“DART”)	$542,588	$542,588

Current maturities, net of discount	$542,588	$542,588

At December 31, 2013, the Company's outstanding convertible secured notes payable are secured through the note holder's claim on the Company's intellectual property.

The DART secured convertible debentures are matured. The Company has been in contact with the note holder who has indicated that it has no present intention of exercising its right to convert the debentures into restricted shares of the Company's common stock.

Conversions to Common Stock

For the year ended December 31, 2013 and 2012, DART and Citco Global had no conversions.

Note 12 – Derivative Financial Instruments

As of December 31, 2013, the Company’s derivative financial instruments are embedded derivatives associated with the Company’s secured and certain unsecured convertible notes. The Company’s secured convertible debentures issued to YA Global and Highgate in 2005, further assigned to Citco Global (“Citco Global Notes”), and unsecured convertible debentures issued to ten (10) unrelated investors firms: International Capital Group (“ICG”), Asher Enterprises, Inc. (“Asher”), Auctus Private Equity Fund (“Auctus”), Herbert Klei (“Klei”), Iconic Holdings, LLC (“Iconic”), Southridge Partners II, LP ("Southridge"), Tonaquint, Inc. ("Tonaquint"), WHC Capital, LLC ("WHC"), James Solakian ("Solakian") and Tarpon Bay Partners ("Tarpon"), are hybrid instruments, which individually warrant separate accounting as a derivative instrument. In July 2012, the Company was notified by Citco Global that the custodian for the Citco Global Notes is D.A.R.T. Limited (“DART”). The Citco Global Notes are hereinafter referred to as the “DART Notes” (see Notes 7 and 11). The embedded derivative feature has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability", which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the notes, or 12 months. The embedded derivative feature includes the conversion feature within the notes and an early redemption option.  The compound embedded derivatives within the convertible notes have been recorded at fair value at the date of issuance; and are marked-to-market each reporting period with changes in fair value recorded to the Company’s statement of operations as Change in fair value of derivative liabilities.

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

(2)

Valuation Assumptions - Change in Fair Value of Derivative Liability Related to DART Notes

The following assumptions were used for the valuation of the derivative liability related to the Notes at December 31, 2013:

•

The principal balance of the DART Notes of $532,395;

•

The stock price of $0.0001 based on market data;

•

An event of default (in default as of 12/31/13) would occur 50% of the time, increasing 0.10% per month to a maximum of 95% with the Company most likely to negotiate an extension;

•

Alternative financing would be initially available to redeem the note 10% of the time and increase monthly by 0.1% to a maximum of 20%:

•

The monthly trading volume would average $564,345 over a year and would increase at 1% per period;

•

The projected volatility curve for each valuation period was based on the Company’s historical volatility:

1 year
9/30/13	239%
12/31/13	299%

•

The Holder would automatically convert the notes at a stock price of the higher of: 2 times the conversion price or 1.5 times the stock price if the registration was effective and the company was not in default.

As of December 31, 2013, the estimated fair value of derivative liabilities on secured convertible notes of DART was $35,314.

(3)

Valuation Assumptions - Change in Fair Value of Derivative Liabilities Related to ICG, Asher, Auctus, Klei, Iconic, Southridge, Tonaquint, WHC, Solakian and Tarpon Notes

The following assumptions were used for the valuation of the derivative liability related to the ICG, Asher, Auctus, Klei, Iconic, Southridge, Tonaquint, WHC, Solakian and Tarpon Notes at issuance, conversion and period ended December 31, 2013:

•

The notes convert with an initial conversion price of 40%-60% of the average or low of the 1-3 lowest bid out of the 10-20 previous days (the effective rates are typically lower);

•

The projected volatility curve for each valuation period was based on the historical volatility of the company in the range of 210%  to 299%;

•

An event of default would occur 1% of the time, increasing 1.00% per month to a maximum of 10%;

•

The company would redeem the notes (at 130% on average in the first 90 days and 145% on average from 91 to 180 days or 150%) projected initially at 0% of the time and increase monthly by 2.0% to a maximum of 10.0% (from alternative financing being available for a redemption event to occur); and

•

The Holder would automatically convert the note at the maximum of 2 times the conversion price if the company was not in default. With the target exercise price dropping as maturity approaches.

As of December 31, 2013, the estimated fair value of derivative liabilities on the unsecured convertible notes from ICG, Asher, Auctus, Klei, Iconic, Southridge, Tonaquint, WHC, Solakian and Tarpon was $484,119.

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in the fair value of the derivative financial instruments and the changes in the fair value of the derivative financial instruments, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liability)	Total
Balance, December 31, 2011	$(334,605)	$(334,605)

Purchases, issuances and settlements	(335,336)	(335,336)

Transfers in and/or out of Level 3	-	-

Total gains or losses (realized/unrealized) included in:

Net income (loss)	294,307	294,307

Other comprehensive income (loss)	-	-

Balance, December 31, 2012	$(375,634)	(375,634)

Purchases, issuances and settlements	(456,794)	(456,794)

Transfers in and/or out of Level 3	-	-

Total gains or losses (realized/unrealized) included in:

Net income (loss)	312,995	312,995

Other comprehensive income (loss)	-	-

Balance, December 31, 2013	$(519,433)	(519,433)

Note 13 - Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2013	December 31, 2012

Accrued interest	$2,587,108	$2,208,223

Accrued salaries and payroll taxes (i)	1,757,310	1,727,780

Accrued expenses – other	6,059	6,059

	$4,350,477	$3,942,062

(i) Including approximately $1,300,000 due three (3) of the Company’s current officer/stockholders and one (1) of the Company’s former officer/stockholders.

Note 14 - Commitments and Contingencies

Payroll Taxes

At December 31, 2013, the Company recorded $53,901 of payroll taxes, of which approximately $45,000 were delinquent from the year ended December 31, 2003. The Company had also recorded $32,462 of related estimated penalties and interest on the delinquent payroll taxes. In December 2013, the Company determined to re-examine the nature and amounts of this accrued liability.

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

Future minimum payments required under this non-cancelable operating lease were as follows:

Year ending December 31:

2014	45,684

2015	45,684

2016	3,807

$95,175

Consulting Agreements

In December 2009, the Company entered into a retainer agreement with an attorney, whereby the attorney will act as in-house counsel for the Company with respect to all general corporate matters.  The agreement is at will and required a payment of 67 shares of common stock, valued at $75 per share, as adjusted by the Company’s 1:1,500 reverse stock split, upon execution. Commencing on January 1, 2010, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 1.7, as adjusted by the Company’s 1:1,500 reverse stock split,  shares of common stock, valued at market (see Note 15).

In January 2012, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining clients and investors. The consultant will receive a fee of $5,000 per month and warrants to purchase 100 shares of the Company’s common stock, exercisable at $45 per share as adjusted by the Company’s 1:1,500 reverse stock split. The consultant also received warrants to purchase 100 shares of the Company’s common stock, exercisable at $45 per share, as adjusted by the Company’s 1:1,500 reverse stock split, upon execution of the agreement. The warrants have a three year term. The term of the agreement was one month. The agreement was amended and extended for February, March, April, July, August and September 2012. The February 2012 amendment reduced the exercise price of the warrants to $30 per share, as adjusted by the Company’s 1:1,500 reverse stock split. In July 2012, the agreement was amended for an additional one month extension and the monthly fee was increased to $5,500 and the issuance of warrants to purchase 110 shares of the Company’s common stock, exercisable at $30 per share, as adjusted by the Company’s 1:1,500 reverse stock split, expiring three (3) year from the date of issuance. In May 2013, the agreement was amended to provide for a two-week fee of $2,500 and the issuance of warrants to purchase 50 shares of the Company’s common stock, exercisable at $6.00 per share, as adjusted by the Company’s 1:1,500 reverse stock split, expiring three (3) year from the date of issuance.

In January 2012, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining investors. The consultant will receive a commission of 5% of all financing raised as a result of the consultant’s efforts. The consultant will also receive, as a commission, 10% of all financing raised as a result of the consultant’s efforts in the form of warrants to purchase shares of the Company’s common stock, exercisable at $30 per share expiring, as adjusted by the Company’s 1:1,500 reverse stock split, three (3) years from the date of issuance (see Note 15). The term of the agreement is two (2) years. As of December 31, 2013, no financing was raised relating to the agreement.

In February 2012, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining clients. The consultant will receive a commission of 50% of all contracted revenues and the first renewal of all contracted revenues for new clients and 25% of all contracted revenues for existing clients, recorded as a result of the consultant’s efforts. In March 2012, the agreement was amended to increase the 25% commission rate for existing clients to 35%. The parties may elect to remit commissions in the form of restricted shares of the Company’s common stock, with a maximum amount of shares issued in one (1) year not to exceed 3,333 shares, as adjusted by the Company’s 1:1,500 reverse stock split,. The agreement also includes performance incentives whereby the consultant will receive bonus restricted shares of the Company’s common stock at the end of the agreement term as follows: one million shares if contracted revenues exceed $1,000,000, two million shares if contracted revenues exceed $2,000,000, three million shares if contracted revenues exceed $3,000,000 and four million shares if contracted revenues exceed $4,000,000. At the end of the first year of the agreement, the consultant will also have the option to purchase restricted shares of the Company’s common stock directly from the Company at a 25% discount of the then current market price on the last day of the contract, up to a maximum of 3,333 shares, as adjusted by the Company’s 1:1,500 reverse stock split. The term of the agreement is one (1) year with automatic renewals. In July 2012, the parties extended the term of the agreement to October 31, 2013. As of December 31, 2013, no revenues were recorded relating to the agreement.

In April 2012, the Company entered into a consulting agreement with a firm whereby the consultant will provide public relations services to the Company. The consultant will receive a fee of $7,000 per month and $500 per month in the form of restricted shares of the Company's common stock valued on the closing market price of the first day of each month that the agreement is in effect. The agreement term is from May 1, 2012 to October 31, 2012 and may be renewed upon mutual agreement. In October 2012, the agreement was extended to April 30, 2013. In April 2013, a new agreement was executed with the consultant with the same terms and conditions with an expiration date of October 31, 2013 (see Note 15).

In January 2013, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining investors. The consultant will receive a commission of 10% cash plus 10% warrant coverage, to be negotiated per deal, of all financing raised as a result of the consultant’s efforts. The warrants to purchase shares of the Company’s common stock, exercisable at a per share price of the dollars invested divided by the strike price of the investment, with a 20% exercise price premium, expiring four (4) years from the date of issuance and vesting over six (6) months. The term of the agreement is one (1) year. As of December 31, 2013, no financing was raised relating to the agreement.

In February 2013 the Company executed a retainer agreement with its patent attorneys to enforce its patent rights as “Out-of-Band Authentication” is becoming the standard for authenticating consumers in the financial market.

In May 2013, the Company entered into a consulting agreement with a firm whereby the consultant will provide advertising and public relations services to the Company. The consultant will receive a fee of $1,000 per month. The term of the agreement was three (3) months.

In June 2013, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining clients. The consultant will receive a commission of 10% of all directly contracted revenues and 5% of revenues contracted through a third party, recorded as a result of the consultant’s efforts. The parties may elect to remit commissions in the form cash or restricted shares of the Company’s common stock (at a share price to be determined), or a combination of both. The term of the agreement is one (1) year with automatic renewals. As of December 31, 2013, no revenues were recorded relating to the agreement.

In June 2013, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining investors. The consultant will receive a commission of $5,000, per deal, of all financing raised as a result of the consultant’s efforts. The term of the agreement is six (6) months. As of December 31, 2013, the consultant received $5,000 as a result of financing raised relating to the agreement.

In July 2013, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining lending sources. The consultant will receive a commission of 10%, per deal, of net funding received by the Company as a result of the consultant’s efforts. The term of the agreement is twelve (12) months. As of December 31, 2013, no lending has resulted from the agreement.

In August 2013 the Company executed a retainer agreement with its an attorney to enforce its patent rights, in the State of Washington, as “Out-of-Band Authentication” is becoming the standard for authenticating consumers in the financial market.

In December 2013, the Company entered into a revenue share agreement with a firm whereby the consultant will assist the Company is obtaining new clients. The consultant will receive a commission of 5% on any revenues resulting from new clients obtained relating to the agreement. Either party may terminate the agreement by notifying the other party in writing.  As of December 31, 2013, no revenues were recorded as a result the consultant's efforts relating to the agreement.  Also in December 2013, the Company executed an advertising contract with the consultant for various marketing services to be provided from December 2013 to March 2014, at a cost of $975 per month.

In December 2013, the Company entered into a consulting agreement with a firm whereby the firm will serve as a testifying expert as the Company enforces its patent rights through litigation. The Company shall compensate the consultant at a rate of $650 per hour for consultant services and $750 per hour for services relating to court testimony. As of December 31, 2013, no fees have been remitted to the consultant relating to this agreement.

Term Sheets

In November 2011, the Company executed a term sheet with an investor firm whereby the firm would invest in the Company up to $450,000, in tranches of $75,000 per month, for six (6) months, in the form of convertible promissory notes bearing interest at 4% per annum maturing 12 months from the date of issuance (see Note 7). A broker fee of 12% was deducted from each tranche and the notes will include a 15% prepayment penalty. The investor firm may process conversions after six months from the date of each closing. Conversions will include a 40% discount to the lower of (i) the average closing bid price of the Company’s common stock for the previous ten (10) days of a conversion notice or (ii) the closing bid price on the date of the conversion notice. In December 2011, the Company received the first tranche of $66,000, net of $9,000 broker fee, and executed a convertible promissory note and securities purchase agreement per the term sheet (see Note 7).  Additional closings, for the same amounts, were held in January (two closings) and March (one closing) 2012. The debentures contain an embedded derivative feature (see Note 12). In March 2012, the investor firm notified the Company that it terminated the term sheet.

In March 2012, the Company executed a term sheet with an investor firm whereby the firm would invest in the Company $53,000 in the form of a convertible promissory note, bearing interest at 8% per annum maturing nine (9) months from the date of issuance. A closing fee of $3,000 would be deducted from the tranche and the note would include a tiered prepayment penalty. The investor firm may process conversions after six months from the date of the closing. Conversions would include a 42% discount to the average closing bid price of the Company’s common stock for the previous ten (10) days of a conversion notice, using the average of the three (3) lowest trading prices. In April 2012, the Company received the tranche of $50,000, net of $3,000 closing fee, and executed a convertible promissory note and securities purchase agreement per the terms of the term sheet. In May 2012, the investor firm invested an additional $32,500 in the Company governed by the term sheet and in the form of a convertible promissory note for $32,500. The Company received the second tranche of $30,000, net of a $2,500 closing fee, in May 2012. In July 2012, the investor firm invested an additional $42,500 in the Company governed by the terms of a July 2012 term sheet and in the form of a convertible promissory note for $42,500. The Company received the third tranche of $40,000, net of a $2,500 closing fee, in July 2012. In November 2012, the Company executed a new term sheet with the investor firm and received $30,000, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In December 2012, the Company executed a new term sheet with the investor firm and received $40,000, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In February 2013, the Company executed a new term sheet with the investor firm and received $40,000, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In April 2013, the Company executed a new term sheet with the investor firm and received $40,000, net of a $2,500 legal fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In June 2013, the Company executed a new term sheet with the investor firm and received $40,000, net of a $2,500 legal fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In July 2013, the Company executed a new term sheet with the investor firm and received $37,500, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In August 2013, the Company executed a new term sheet with the investor firm and received $37,500, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the term sheet (see Note 7). The Company recorded all of the closing fees of $13,000 in 2012 and $2,500, from the February 2013 term sheet, for the year ended December 31, 2013, as deferred financing costs. The fees of $10,000, from the April, June, July and August 2013 term sheets, were expensed as legal fees for the year ended December 31, 2013. The debentures contain an embedded derivative feature (see Note 12). For the year ended December 31, 2013, the Company expensed $5,562 of financing expenses related to the deferred financing costs.

In November 2012, the Company executed a term sheet with an investor firm whereby the firm would invest in the Company $27,750 in the form of a convertible promissory note, bearing interest at 8% per annum maturing nine (9) months from the date of issuance. A legal fee of $2,750 would be deducted from the tranche and the note would include a tiered prepayment penalty. Conversions would include a 40% discount to the average closing bid price of the Company’s common stock for the previous ten (10) days of a conversion notice, using the average of the two (2) lowest trading prices. In December 2012, the Company received the tranche of $25,000, net of the $2,750 legal fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In February 2013, the Company executed a new term sheet with the investor firm and received $25,000, net of $2,750 in legal fees, and executed a convertible promissory note and securities purchase agreement per the term sheet. In May 2013, the Company executed a new term sheet with the investor firm and received $30,000, net of $2,750 in legal fees, and executed a convertible promissory note and securities purchase agreement per the term sheet. In October 2013, the Company executed a new term sheet with the investor firm and received $29,980, net of $2,770 in legal fees, and executed a convertible promissory note and securities purchase agreement per the term sheet (see Note 7). The debentures contain an embedded derivative feature (see Note 12).

Debt Purchase Agreements

In June 2013, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a convertible note holder and an unrelated party, the Company settled and transferred $33,255 of the note balance, plus accrued interest of $36,920, to the unrelated party in the form of a convertible note for $50,000. Accrued interest of $21,175 was forgiven (see Notes 7 and 9). The new debenture contains an embedded derivative feature (see Note 12).

In June 2013, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a promissory note holder and an unrelated party, the Company transferred $31,814 of the note balance, plus accrued interest of $18,526, to the unrelated party in the form of a convertible note for $50,340 (see Notes 7 and 9). The new debenture contains an embedded derivative feature (see Note 12).

In June 2013, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a promissory note holder and an unrelated party, the Company settled and transferred the $50,000 note balance, plus accrued interest of $15,152, to the unrelated party in the form of a convertible note for $55,152. Accrued interest of $10,000 was forgiven (see Notes 7 and 9). The new debenture contains an embedded derivative feature (see Note 12).

In July 2013, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a promissory note holder and an unrelated party, the Company transferred $50,000 of the note balance to the unrelated party in the form of a convertible note for $50,000 (see Notes 7 and 9). The new debenture contains an embedded derivative feature (see Note 12).

In July 2013, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a promissory note holder and an unrelated party, the Company transferred $60,000 of the note balance to the unrelated party in the form of a convertible note for $60,000 (see Notes 7 and 9). The new debenture contains an embedded derivative feature (see Note 12).

In September 2013, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a convertible note holder and an unrelated party, the Company transferred $50,000 of the note balance to the unrelated party in the form of a convertible note for $50,000 (see Notes 7 and 9). The new debenture contains an embedded derivative feature (see Note 12).

In September 2013, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a promissory note holder and an unrelated party, the Company transferred $25,000 of the note balance to the unrelated party in the form of a convertible note for $25,000 (see Notes 7 and 9). The new debenture contains an embedded derivative feature (see Note 12).

In October 2013, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a promissory note holder and an unrelated party, the Company transferred $70,000 of the note balance to the unrelated party in the form of a convertible note for $70,000 (see Notes 7 and 9). The new debenture contains an embedded derivative feature (see Note 12).

In October 2013, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a promissory note holder and an unrelated party, the Company transferred $25,000 of the note balance to the unrelated party in the form of a convertible note for $25,000 (see Notes 7 and 9). The new debenture contains an embedded derivative feature (see Note 12).

In October 2013, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a promissory note holder and an unrelated party, the Company transferred $25,000 of the note balance to the unrelated party in the form of a convertible note for $25,000 (see Notes 7 and 9). The new debenture contains an embedded derivative feature (see Note 12).

In November 2013, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a convertible promissory note holder and an unrelated party, the Company transferred $70,000 of the note balance to the unrelated party in the form of a convertible note for $70,000 (see Notes 7 and 9). The new debenture contains an embedded derivative feature (see Note 12).

In December 2013, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a promissory note holder and an unrelated party, the Company transferred $25,000 of the note balance to the unrelated party in the form of a convertible note for $25,000 (see Notes 7 and 9). The new debenture contains an embedded derivative feature (see Note 12).

Loan Repayment Agreement

In April 2009, the Company signed an agreement whereby two promissory notes executed with a distributor of its products were to be repaid from the proceeds of sales of the Company’s products sold by the distributor for the Company. In September 2009, the Company executed an additional promissory note with the distributor that is included in the loan repayment agreement. In May 2010, the Company executed an additional promissory note with the distributor that is included in the loan repayment agreement. In September 2012, the Company and the distributor executed an amendment to the March and April 2009 promissory notes whereby the Company would remit the accrued interest due on the notes, in the amount of $10,388, to the distributor by November 1, 2012. The payment was made in October 2012. For the year ended December 31, 2013 and 2012, sales proceeds of $1,275 and $12,426, respectively, were applied to the balance of the notes. In June 2013, pursuant to the terms and conditions of debt purchase agreements formalized among the Company, the note holder and two unrelated parties, the Company settled and transferred the note balances, plus accrued interest, to the unrelated parties in the form of two convertible notes (see Notes 7 and 9).

Forbearance Agreement

In December 2012, the Company executed a forbearance agreement with a note holder whereby the Company agreed to pay down an October 2009 promissory note in the amount of $18,750 plus accrued interest of $5,650, for a total amount of $24,400. The Company made the initial payment of $12,200 to the note holder in December 2012. The remaining payments of $6,100 and $450 each were made in January and February 2013 (see Note 9).

Assignment

In October 2010, the Company assigned the proceeds of six of the Company’s open receivables invoices, in the total amount of $20,761, to its CEO. The assignment was non-interest bearing and fee free with a due date for repayment of November 20, 2010. Partial repayments of the assignment were made in October 2010 for $4,218 and November 2010 for $4,125. The due date of the assignment has been extended to December 31, 2014 (see Note 10).

Due to Factor

In March 2007, the Company entered into a sale and subordination agreement with a factoring firm whereby the Company sold its rights to two invoices, from February 2007 and March 2007, totaling $470,200 to the factor.  Upon signing the agreement and providing the required disclosures, the factor remitted 65%, or $144,440, of the February 2007 invoice and a certain percentage of $53,010 of the March 2007 invoice to the Company.  The Company paid a $500 credit review fee to the factor relating to the agreement.  Per the terms of the agreement, once the Company’s client remits the invoice amount to the factor, the factor deducts a discount fee from the remaining balance of the factored invoices and forwards the net proceeds to the Company.  The discount fee is computed as a percentage of the face amount of the invoice as follows: 2.25% fee for invoices paid within 30 days of the down payment date with an additional 1.125% for each 15 day period thereafter. In September 2007, the February 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In December 2007, the March 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In February 2008, the Company and the factor agreed to a total settlement amount of $75,000, which was scheduled to be paid by the Company to the factor in September 2008 unless both parties mutually agreed to extend the due date. In September 2008, the Company and the factor reached a verbal agreement to extend the due date to December 31, 2008. The Company is pursuing a further extension. As of December 31, 2013, the balance due to the factor by the Company was $209,192 including interest.

Litigation

On March 25, 2013, the Company filed a complaint In The United States District Court For The District Of New Jersey (case no: 13-cv-01895 (SRC)(CLW)) vs. WhiteSky, Inc (an existing channel partner). The Company filed claims that WhiteSky effectuated multiple contract breaches, misappropriation of trade secrets, breach of Intellectual Property, and disclosure of confidential information in commencing attempts to replace the Company's “GuardedID® Customized Desktop Product” with a third party's product since November 2012, even though the contractual agreement expires in May 2014. In July 2013, the Company filed an amended complaint based on the Court’s rulings on the motions, which required some minor adjustments and strengthening based on what it learned through early admissible discovery. The Company is aggressively litigating this matter and anticipates a successful outcome.  To date, all of WhiteSky’s arguments against the Company's complaints have been denied by the Court. As of mid-November 2013 the case is in Discovery, which is actively progressing and limited to a certain number of months. If the Company is unsuccessful, the costs and results associated with these legal proceedings could be significant and could negatively affect the results of future operations. As of early 2014 settlement discussions are in progress, with no certainty they will succeed. However, the Company has already executed agreements which present new opportunities that could minimally replace the potential loss of revenues (or award) resulting from these proceedings in 2014.

Note 15 - Stockholders’ Deficit

Preferred Stock

On October 21, 2010, the Company amended its Articles of Incorporation in New Jersey to authorize 10,000,000 shares of preferred stock, par value $0.10. The designations, rights, and preferences of such preferred stock are to be determined by the Board of Directors. On November 15, 2010, the Company changed its domicile from the State of New Jersey to the State of Wyoming.

In addition to the 10,000,000 shares of preferred stock authorized on October 21, 2010, on January 10, 2011, 100 shares of preferred stock were designated as Series A Preferred Stock and 100,000,000 shares were designated as Series B Preferred Stock. The bylaws under the Wyoming Incorporation were amended to reflect the rights and preferences of each additional new designation.

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

The Series B Preferred Stock shall have preferential liquidation rights in the event of any liquidation, dissolution or winding up of the Company, such liquidation rights to be paid from the assets of the Company not delegated to parties with greater priority at $1.00 per share or, in the event an aggregate subscription by a single subscriber of the Series B Preferred Stock is greater than $100,000,000, $0.997 per share. The Series B Preferred Stock shall be convertible to a number of shares of common stock equal to the price of the Series B Preferred Stock divided by the par value of the Series B Preferred Stock. The option to convert the shares of Series B Preferred Stock may not be exercised until three months following the issuance of the Series B Preferred Stock to the recipient shareholder. The Series B Preferred Stock shall have ten votes on matters presented to the shareholders of the Company for one share of Series B Preferred Stock held. The initial price of the Series B Preferred Stock shall be $2.50, (subject to adjustment by the Company’s Board of Directors) until such time, if ever, the Series B Preferred Stock are listed on a secondary and/or public exchange.  As of December 31, 2013, no shares of Series B Preferred Stock have been issued.

In February 2014, the Company's Board of Directors amended the initial price for the Series B Preferred Stock from $2.50 to $1.50 per share. The Company's Board of Directors also amended the conversion feature of the Series B Preferred Stock, to be convertible to common shares $0.0001 par value, at a 40% discount to current market value (“current market value“) at the time the Company receives a conversion request. Current Market Value is defined as the average of the immediately prior five trading day's closing prices. Additionally, when Series B Preferred Stock shares convert to the Company's common stock, the minimum price discount floor level is set at $0.005, as decided by the Company's Board of Directors.

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

In December 2013, an increase of the authorized shares of the Company's common stock from five billion (5,000,000,000) to six billion seven hundred fifty million (6,750,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to the Company's Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in January 2014.

In February 2014, a 1:1,500 reverse stock split of the Company's issued and outstanding shares of common stock was ratified, effective upon the filing of an amendment to the Company's Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in March 2014.

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the 1:1500 Reverse Stock Split.

In February 2014, a decrease of the authorized shares of the Company's common stock from six billion seven hundred fifty million (6,750,000,000) to one billion, five hundred million (1,500,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to the Company's Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in March 2014.

Issuance of Common Stock for Services

In December 2009, the Company entered into a retainer agreement with an attorney, whereas the attorney acts as house counsel for the Company with respect to all general corporate matters.  The agreement is at will and required a payment of 67 shares of common stock, valued at $75 per share, as adjusted by the Company’s 1:1,500 reverse stock split, due upon execution. Commencing on January 1, 2010, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market, and the total of which remains 2,500 shares post to the Company's reverse stock split. In December 2012, the Company recorded $19 in legal fees related to the agreement, as common stock to be issued. The 5 shares of restricted common stock, as adjusted by the Company’s 1:1,500 reverse stock split, were issued in February 2013. For the years ended December 31, 2013 and 2012, the Company issued a total of 20 shares of restricted common stock, valued at $109 and 15 shares of restricted common stock, as adjusted by the Company’s 1:1,500 reverse stock split, valued at $230, respectively, all of which have been expensed as legal fees, related to the agreement. In December 2013, the Company recorded $1 in legal fees related to the agreement, as common stock to be issued. The 5, as adjusted by the Company’s 1:1,500 reverse stock split,  shares of restricted common stock were issued in March 2014.

In April 2011, the Company entered into a marketing advisory and financial agreement with a marketing firm whereby the consultant serves as a marketing and financial advisor to the Company. The agreement terminated on April 1, 2012. For acting in this role, the consultant received 3,334 shares of the Company’s common stock, as adjusted by the Company’s 1:1,500 reverse stock split, valued at $130,000, in April 2011, which was expensed as consulting fees. The consultant also received warrants to purchase 4,334 shares of the Company’s common stock in April 2011. The warrants were exercisable at $90 per share for 1,334 shares, $165 per share for 1,334 shares, $240 per share for 1,000 shares and $390 per share for 666 shares, as adjusted by the Company’s 1:1,500 reverse stock split. The warrants were only exercisable if certain contractual thresholds are met as of June 1, 2012. The Company terminated the warrants in June 2012 because the thresholds were not met by the firm.

In November 2011, the Company entered into a consulting agreement with a firm whereby the consultant will receive a success fee, in the form of restricted shares of the Company’s common stock, of 6% of all monies invested in the Company as a result of a term sheet the Company executed with an investor firm in November 2011. In December 2011, the consultant received 230 shares of the Company’s common stock, as adjusted by the Company’s 1:1,500 reverse stock split, valued at $4,500 and all of which has been expensed as consulting fees, as a result of the first investor tranche of $75,000. In January 2012, the consultant received 177 shares of the Company’s common stock, as adjusted by the Company’s 1:1,500 reverse stock split, valued at $4,500, as a result of the second investor tranche of $75,000. In February 2012, the consultant received 185 shares of the Company’s common stock, as adjusted by the Company’s 1:1,500 reverse stock split, valued at $4,500, as a result of the third investor tranche of $75,000. In March 2012, the consultant received 215 shares of the Company’s common stock, as adjusted by the Company’s 1:1,500 reverse stock split, valued at $4,500, as a result of the fourth investor tranche of $75,000 (see Note 14). The value of all of the shares issued was expensed as consulting fees.

In January 2012, the Company issued 1,334 restricted shares of its common stock, as adjusted by the Company’s 1:1,500 reverse stock split, to a consultant in consideration of the consultant’s past support of the Company through several areas of assistance. The shares were valued at $36,000, all of which has been expensed as consulting fees.

In May 2012, the Company entered into a consulting agreement with a firm whereby the consultant will provide public relations services to the Company. The consultant will receive a fee of $7,000 per month and $500 per month in the form of restricted shares of the Company's common stock valued on the closing market price of the first day of each month that the agreement is in effect. In May 2012, the consultant received 23 shares of the Company’s common stock, as adjusted by the Company’s 1:1,500 reverse stock split, valued at $500. In June 2012, the consultant received 38 shares of the Company’s common stock, as adjusted by the Company’s 1:1,500 reverse stock split, valued at $500. In July 2012, the consultant received 42 shares of the Company’s common stock, as adjusted by the Company’s 1:1,500 reverse stock split, valued at $500. In August 2012, the consultant received 39 shares of the Company’s common stock, as adjusted by the Company’s 1:1,500 reverse stock split, valued at $500. In September 2012, the consultant received 36 shares of the Company’s common stock, as adjusted by the Company’s 1:1,500 reverse stock split, valued at $500. In October 2012, the consultant received 36 shares of the Company’s common stock, as adjusted by the Company’s 1:1,500 reverse stock split, valued at $500. In December 2012, the consultant received 58 shares of the Company’s common stock, as adjusted by the Company’s 1:1,500 reverse stock split, valued at $500. In March 2013, the consultant received 369 shares of the Company's common stock, as adjusted by the Company’s 1:1,500 reverse stock split, valued at $1,500, for payment of three months of services. In June 2013, the consultant received 159 shares of the Company's common stock, as adjusted by the Company’s 1:1,500 reverse stock split, valued at $1,500, for payment of three months of services. In October 2013, the consultant received 389 shares of the Company's common stock, as adjusted by the Company’s 1:1,500 reverse stock split, valued at $750, for payment of one and one-half months of services. The value of all of the shares issued has been expensed as consulting fees (see Note 14).

In November 2012, the Company issued a total of 234 restricted shares of its common stock, as adjusted by the Company’s 1:1,500 reverse stock split, to the five members of its advisory board for serving in that capacity. The shares were valued at $2,275, all of which has been expensed as consulting fees.

Issuance of Common Stock for Financing

In March 2010, the Company executed a promissory note for $50,000 with its CEO, bearing interest at 10% per annum, maturing on April 30, 2011. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 34 restricted shares of the Company’s common stock, valued at $37.50 per share and expensed in 2010, for a total of 68 shares of common stock, as adjusted by the Company’s 1:1,500 reverse stock split. In January 2014, the note was extended to December 31, 2014 (see Note 10).

In April 2010, the Company executed a promissory note for $80,000, bearing interest at 10% per annum, maturing on July 23, 2010. As consideration for executing the note, the Company issued 334 shares of restricted common stock, valued at $31.50 per share, as adjusted by the Company’s 1:1,500 reverse stock split, and expensed in 2010, to the note holder. On May 2, 2011, the Company repaid $10,000 of the note balance to the note holder. Per the terms of a settlement agreement that the Company executed with the note holder in January 2012, the Company issued 3,373 restricted shares of its common stock, valued at $24.75 per share, as adjusted by the Company’s 1:1,500 reverse stock split, to the note holder as settlement of the remaining note balance of $70,000 plus accrued interest (see Note 9).

In May 2010, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on May 21, 2013. As consideration for executing the note, the Company issued 134 shares of restricted common stock, valued at $13.50 per share, as adjusted by the Company’s 1:1,500 reverse stock split, to the note holder. For the years ended December 31, 2013 and 2012, the Company expensed $250 and $600, respectively, of financing expenses related to the shares (see Note 9).

In May 2012, the Company issued 375 restricted shares of its common stock, as adjusted by the Company’s 1:1,500 reverse stock split, valued at $9,000, to an investor firm as consideration for entering into and structuring an Equity Facility Agreement. The shares were included in the Form S-1 the Company with the SEC in June 2012. The value of the shares has been expensed as financing expense (see Note 14).

Issuance of Common Stock for Settlement of Accounts Payable

In August 2011, the Company issued 600 shares of its common stock, valued at $45 per share, as adjusted by the Company’s 1:1,500 reverse stock split, to a vendor for settlement of accounts payable. In March 2012, the remaining accounts payable balance was settled and the Company issued 1,200 shares of its common stock, valued at $22.50 per share, as adjusted by the Company’s 1:1,500 reverse stock split, to the vendor (see Note 14).

Issuance of Common Stock for the Sale and Settlement of Debt

Per the terms of a settlement agreement that the Company executed with its former President in January 2012, the Company issued 999 restricted shares of its common stock, valued at $21 per share, as adjusted by the Company’s 1:1,500 reverse stock split, to its former President for settlement of accrued interest owed (see Notes 10 and 14).

Per the terms of a settlement agreement that the Company executed with a note holder in January 2012, the Company issued 3,373 restricted shares of its common stock, valued at $24.75 per share, as adjusted by the Company’s 1:1,500 reverse stock split, to the note holder for settlement of a promissory note and accrued interest (see Note 9).

Conversions to Common Stock

For the year ended December 31, 2013, the Company received conversion notices from ICG to convert $36,660 of the January 3, 2012 note into 16,667 unrestricted shares of the Company's common stock. The conversions were processed on January 24, 2013 for $11,280 into 6,667 shares at a conversion price of $1.692 per share and on May 17, 2013 for $25,380 into 10,000 shares at a conversion price of $2.538 per share, as adjusted by the Company’s 1:1,500 reverse stock split (see Note 7).

For the year ended December 31, 2012, the Company received conversion notices from ICG to convert $75,000 of the December 5, 2011 note, plus accrued interest of $2,417, into 19,561 unrestricted shares of the Company's common stock, as adjusted by the Company’s 1:1,500 reverse stock split. The conversions were processed on June 15, 2012 for $15,000 into 1,779 shares at a conversion price of $8.433 per share, on August 15, 2012 for $25,000 into 5,051 shares at a conversion price of $4.95 per share, on November 30, 2012 for $22,080 into 6,667 shares at a conversion price of $3.312 per share and on December 18, 2012 for $15,337 into 6,064 shares at a conversion price of $2.529 per share, as adjusted by the Company’s 1:1,500 reverse stock split.  The Company also received a conversion notice from ICG to convert $9,953 of the January 3, 2012 note into 3,936 unrestricted shares of the Company's common stock. The conversion was processed on December 18, 2012 at a conversion price of $2.529 per share, as adjusted by the Company’s 1:1,500 reverse stock split (see Note 7).

For the year ended December 31, 2013, the Company received conversion notices from Asher to convert the remaining balance of $8,500 of the note due February 8, 2013, including accrued interest of $1,300, the full balance of $42,500 of the note due April 30, 2013, including accrued interest of $1,700, the full balance of $32,500 of the note due August 5, 2013, including accrued interest of $1,300, the full balance of $50,340 of the note due June 14, 2013, the full balance of $42,500 of the note due September 27, 2013, including accrued interest of $1,700, the full balance of $42,500 of the note due November 26, 2013, including accrued interest of $1,700, the full balance of $50,000 of the note due April 15, 2014, the full balance of $50,000 of the note due July 9, 2014, the full balance of $42,500 of the note due January 24, 2014, including accrued interest of $1,700, and $22,400 of the note due March 6, 2014 into 576,390 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.15 to $4.65 per share, as adjusted by the Company’s 1:1,500 reverse stock split (see Note 7).

For the year ended December 31, 2012, the Company received conversion notices from Asher to convert the note dated April 11, 2012, for $53,000, and $2,120 in accrued interest, into 12,187 unrestricted shares of the Company’s common stock, as adjusted by the Company’s 1:1,500 reverse stock split. The conversions were processed on October 19, 2012 for $12,000 into 1,600 shares at a conversion price of 7.50 per share, on October 31, 2012 for $14,000 into 2,122 shares at a conversion price of $6.60 per share, on November 14, 2012 for $12,000 into 2,759 shares at a conversion price of $4.35 per share and on November 27, 2012 for $17,120 into 5,706 shares at a conversion price of $3.00 per share, as adjusted by the Company’s 1:1,500 reverse stock split. The Company also received conversion notices from Asher to convert $24,000 of the May 4, 2012 note into 12,821 unrestricted shares of the Company's common stock. The conversions were processed on December 13, 2012 for $12,000 into 6,154 shares at a conversion price of $1.95 per share and on December 21, 2012 for $12,000 into 6,667 shares at a conversion price of $1.80 per share, as adjusted by the Company’s 1:1,500 reverse stock split (see Note 7).

For the year ended December 31, 2013 the Company received conversion notices from Auctus to convert the full balance of $27,750 of the note due August 30, 2013, including accrued interest of $1,291, the full balance of $27,750 of the note due November 19, 2013, including accrued interest of $1,308, and $15,750 of the note due February 28, 2014 into 147,667 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.27 to $3.195 per share, as adjusted by the Company’s 1:1,500 reverse stock split (see Note 7).

For the year ended December 31, 2012, Auctus had no conversions.

For the year ended December 31, 2013 the Company received a conversion notice from Klei to convert the full balance of $25,000 of the note due April 23, 2014, including accrued interest of $1,112, into 58,028 unrestricted shares of the Company's common stock, at a conversion price of $0.45 per share, as adjusted by the Company’s 1:1,500 reverse stock split (see Note 7).

For the year ended December 31, 2013, the Company received conversion notices from Iconic to convert the full balance of $55,152 of one of the notes due June 4, 2014, the full balance of $50,000 of another of the notes due June 4, 2014, the full balance of $60,000 of the note due July 17, 2014, the full balance of $70,000 of one of the notes due October 4, 2014, $50,498 of the remaining note due June 4, 2014 into 712,079 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.09 to $2.61 per share, as adjusted by the Company’s 1:1,500 reverse stock split (see Note 7).

For the year ended December 31, 2013, the Company received conversion notices from Southridge to convert the full balance of $25,000 of the note due July 16, 2014, and $375 in legal fees, the full balance of $25,000 of the note due August 4, 2014, and $275 in legal fees, and the full balance of $25,000 of the note due August 18, 2014, and $375 in legal fees, into 179,824 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.33 to $0.5775 per share, as adjusted by the Company’s 1:1,500 reverse stock split (see Note 7).

For the year ended December 31, 2013, the Company received conversion notices from WHC to convert $41,057 of the note due November 13, 2014 into 181,307 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.087 to $0.261 per share, as adjusted by the Company’s 1:1,500 reverse stock split (see Note 7).

For the year ended December 31, 2013 the Company received a conversion notice from Tarpon to convert $16,750 of the note due September 20, 2014 into 203,031 unrestricted shares of the Company's common stock, at a conversion price of $0.0405 per share, as adjusted by the Company’s 1:1,500 reverse stock split (see Note 7).

Sale of Common Shares

In January 2012, the Company sold subscriptions to one individual for certain units containing common stock and warrants. The Company issued 2,280 shares of its common stock at $25.50 per share and warrants to purchase a total of 1,140 shares of the Company’s common stock, exercisable at $45 per share that expire in January 2015, as adjusted by the Company’s 1:1,500 reverse stock split.

In February 2012, the Company sold subscriptions to one individual for certain units containing common stock and warrants. The Company issued 2,963 shares of its common stock at $24 per share and warrants to purchase a total of 1,482 shares of the Company’s common stock, exercisable at $45.00 per share that expire in February 2015, as adjusted by the Company’s 1:1,500 reverse stock split.

In March 2012, the Company sold subscriptions to one individual for certain units containing common stock and warrants. The Company issued 1,812 shares of its common stock at $22.50 per share and warrants to purchase a total of 906 shares of the Company’s common stock, exercisable at $45.00 per share that expire in February 2015, as adjusted by the Company’s 1:1,500 reverse stock split.

In April 2012, the Company sold to three individuals certain units which contained common stock and warrants. The Company issued 4,650 shares of its common stock at $15.00 per share for 1,646 shares and $16.50 per share for 3,004 shares. The Company also issued warrants to purchase a total of 2,325 shares of the Company’s common stock, exercisable at $30 per share that expire in April 2015, as adjusted by the Company’s 1:1,500 reverse stock split.

In June 2012, the Company sold subscriptions to one individual for certain units containing common stock and warrants. The Company issued 2,667 shares of its common stock at $10.50 per share and warrants to purchase a total of 1,334 shares of the Company’s common stock, exercisable at $30 per share that expire in June 2015, as adjusted by the Company’s 1:1,500 reverse stock split.

In July 2012, the Company sold to two individuals certain units which contained restricted common stock and warrants. The Company issued 9,662 shares of its common stock at 7.05 per share for 7,048 shares and $9.60 per share for 2,614 shares. The Company also issued warrants to purchase a total of 4,831 shares of its common stock, exercisable at $30 per share that expires in July 2015, as adjusted by the Company’s 1:1,500 reverse stock split.

In August 2012, the Company sold subscriptions to one individual for certain units containing restricted common stock and warrants. The Company issued 3,704 shares of its common stock at $6.75 per share and warrants to purchase a total of 1,852 shares of its common stock, exercisable at $30 per share that expire in August 2015, as adjusted by the Company’s 1:1,500 reverse stock split.

In September 2012, the Company sold to two individuals certain units which contained restricted common stock and warrants. The Company issued 5,303 shares of its common stock at $8.40 per share for 2,963 shares and $10.65 per share for 2,340 shares. The Company also issued warrants to purchase a total of 2,652 shares of its common stock, exercisable at $30 per share that expires in September 2015, as adjusted by the Company’s 1:1,500 reverse stock split.

In October 2012, the Company sold to an individual for certain units containing common stock and warrants. The Company issued 3,704 shares of its common stock at $6.75 per share and warrants to purchase a total of 1,852 shares of the Company’s common stock, exercisable at $30 per share that expire in October 2015, as adjusted by the Company’s 1:1,500 reverse stock split.

Issuance of Warrants for Financing and Acquiring Services

In connection with consulting agreements, the Company issued warrants for 10,044 shares to consultants, as adjusted by the Company’s 1:1,500 reverse stock split, all of which were deemed earned upon issuance, as of December 31, 2013 (see Note 14). The fair value of these warrants granted, estimated on the date of grant using the Black-Scholes option-pricing model, was $1,004,403, which has been recorded as consulting expenses.

The table below summarizes the Company’s non-derivative warrant activities through December 31, 2013, as adjusted by the Company’s 1:1,500 reverse stock split:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2011	160,646	$6.00-15,000.00	$75.00	$2,742,658	$-

Granted	20,081	30.00-60.00	45.00	88,850	-
Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	(5,391)	6.00-8,250.00	315.00	(1,305,717)	-
Balance, December 31, 2012	175,336	$2.25-15,000.00	$73.50	$1,525,791	$-

Granted	61,162	6.00-600.00	600.00	64,692	-
Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	(24,253)	22.50-15,000.00	49.50	(482,177)	-
Balance, December 31, 2013	212,245	$2.25-15,000.00	$238.50	$1,108,306	$-

Vested and exercisable, December 31, 2013	212,245	$2.25-15,000.00	$238.50	$1,108,306	$-

Unvested, December 31, 2013	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2013, as adjusted by the Company’s 1:1,500 reverse stock split:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$15,000.00	3	0.71	$15,000.00	3	0.71	$15,000.00

$22.50-1,200.00	212,242	1.30	$75.00	212,242	1.30	$75.00

$22.50 - $15,000.00	212,245	1.30	$75.00	212,245	1.30	$75.00

Issuance of Stock Options to Parties Other Than Employees for Acquiring Goods or Services

In January 2013, the Company granted an option to purchase 6,667 shares of its common stock, as adjusted by the Company’s 1:1,500 reverse stock split, to NetLabs, Inc. in exchange for the assignment of the entire right, title and interest in and to the “Out-of-Band Patent”.  The Options were valued at $2.7 per share, as adjusted by the Company’s 1:1,500 reverse stock split, or $18,000, which was recorded as Patent.

The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

January 30, 2013

Expected life (year)	10.00

Expected volatility	142.00%

Risk-free interest rate	2.03%

Expected annual rate of quarterly dividends	0.00%

As of December 31, 2013, options to purchase an aggregate of 8,000 shares of its common stock, as adjusted by the Company’s 1:1,500 reverse stock split, for non-employees were outstanding. The exercise price of the options to purchase 1,333 and 6,667 shares its common stock is $9.00 and $2.7, respectively, yielding a weighted average exercise price of $4.50, as adjusted by the Company’s 1:1,500 reverse stock split. In January 2013, options to purchase an aggregate of 507 of the Company's common stock at $5,400 per share, as adjusted by the Company’s 1:1,500 reverse stock split, were cancelled per an agreement executed with NetLabs, Inc. Also in January 2013, options to purchase an aggregate of 2 shares of the Company's common stock, at $13,500 per share, as adjusted by the Company’s 1:1,500 reverse stock split, expired.

Note 16 - Stock Based Compensation

2004 Equity Incentive Plan

In September 2004, the stockholders approved the Equity Incentive Plan for the Company’s employees (“Incentive Plan”), effective April 1, 2004. The number of shares authorized for issuance under the Incentive Plan was increased to 6,667 in September 2006, 10,000 in March 2007, 13,333 in June 2007, 66,667 in December 2007 and 133,333 in April 2011, as adjusted by the Company’s 1:1,500 reverse stock split,, by unanimous consent of the Board of Directors prior to 2011 and by majority consent of the Board of Directors in 2011.

2012 Stock Option Plan

In November 2012, the stockholders approved the 2012 Stock Option Plan (“2012 Stock Incentive Plan”) for the Company’s employees, effective January 3, 2013. The number of shares authorized for issuance under the plan is 66,667, as adjusted by the Company’s 1:1,500 reverse stock split.

Options granted in January 2013

On January 3, 2013, the Company granted options to purchase 3,333 shares of its common stock to the Company’s management team and employees with an exercise price at $3.45 per share, as adjusted by the Company’s 1:1,500 reverse stock split, expiring ten (10) years from the date of grant vesting over an eight month period.

The Company estimated the fair value of 2013 options on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

January 3, 2013

Expected life (year)	10.00

Expected volatility	154.00%

Risk-free interest rate	1.92%

Expected annual rate of quarterly dividends	0.00%

The table below summarizes the Company’s 2004 Incentive Plan and 2012 Stock Incentive Plan activities through December 31, 2013, as adjusted by the Company’s 1:1,500 reverse stock split:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2011	93,352	$3.75-15,000.00	$21.00	$3,214,621	$-

Granted	-	-	-	-	-
Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	-	-	-	-	-
Balance, December 31, 2012	93,352	$3.75-15,000.00	$21.00	$3,214,621	$-

Granted	3,334	$3.45	$3.45	$10,000	$-
Canceled	(25)	$1,500.00	$4,200.00	$(41,488)	$-

Exercised (Cashless)	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	(4,071)	30.00- 120.00	90.00	(383,480)	-
Balance, December 31, 2013	92,590	$3.45-15,000.00	$15.45	$2,799,653	$-

Vested and exercisable, December 31, 2013	92,590	$3.45-15,000.00	$15.45	$2,799,653	$-

Unvested, December 31, 2013	-	$-	$-	$-	$-

As of December 31, 2013, options to purchase an aggregate of 92,590 shares of common stock, as adjusted by the Company’s 1:1,500 reverse stock split, were outstanding under the 2004 incentive plan and 2012 Stock Incentive Plan and there were 107,410 shares remaining available for issuance. Also in May 2013, options to purchase an aggregate of 20 shares of the Company's common stock, at $1,500.00 per share and 5 shares of the Company's common stock, at $15,000.00 per share, as adjusted by the Company’s 1:1,500 reverse stock split, were cancelled.

The following table summarizes information concerning 2004 Incentive plan and 2012 Stock Incentive Plan as of December 31, 2013, as adjusted by the Company’s 1:1,500 reverse stock split:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$15,000	16	0.77	$15,000.00	16	0.77	$15,000

$1,500	50	2.51	$1,500.00	50	2.51	$1,500

$3.75-562.50	89,190	2.14	$15.00	89,190	2.14	$15

$3.45	3,334	9.00	$3.45	3,334	9.005	3.45

$3.45-15,000	92,590	2.38	$17.98	92,590	2.38	$17.98

Note 17 - Concentration of Credit Risk

Customers and Credit Concentrations

Revenue concentrations and the accounts receivables concentrations are as follows:

	Net Sales for the Years Ended		Accounts Receivableat
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

Customer A	28.8%	14.9%	-%	87.6%

Customer B	25.3%	11.6%	25.9%	-%

Customer C	22.6%	58.4%	-%	-%

	76.7%	84.9%	25.9%	87.6%

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

Notes Payable

In January 2014, the Company issued a promissory note for $50,000 to an unrelated party, bearing interest at 8% per annum, maturing on July 22, 2015.

Convertible Notes Payable

In March, 2014, per the terms of a term sheet executed with Asher in February 2014, the Company issued a convertible note for $53,000, net of a legal fee of $3,000 for a total received of $50,000, with Asher, bearing interest at 8% per annum, maturing on December 13, 2014. The debenture contains an embedded derivative feature.

In March 2014, the Company issued a convertible note for $37,000, net of a legal fee of $2,000 for a total received of $35,000, with an unrelated party, bearing interest at 10% per annum, maturing on March 14, 2015. The debenture contains an embedded derivative feature.

In March 2014, the Company issued a convertible note for $37,000, net of a legal fee of $2,000 for a total received of $35,000, with an unrelated party, bearing interest at 10% per annum, maturing on March 24, 2015. The debenture contains an embedded derivative feature.

In March 2014, per the terms of a term sheet executed with an unrelated party for up to $500,000 of convertible debentures, the Company issued a convertible note for $150,000 with the unrelated party, bearing interest at 12% per annum, maturing on March 26, 2016. The debenture contains an embedded derivative feature.

In April 2014, per the terms of a term sheet executed with an unrelated party for up to $250,000, the Company issued a convertible note for $50,000 with the unrelated party, bearing interest at 10% per annum, maturing on April 2, 2015. The debenture contains an embedded derivative feature.

Term Sheet

In April 2014, the Company executed a term sheet with an investor firm whereby the firm would invest in the Company $53,000 in the form of a convertible promissory note, bearing interest at 8% per annum maturing nine (9) months from the date of issuance. A closing fee of $3,000 would be deducted from the tranche and the note would include a tiered prepayment penalty. The investor firm may process conversions after six months from the date of the closing. Conversions would include a 42% discount to the average closing bid price of the Company’s common stock for the previous ten (10) days of a conversion notice, using the average of the three (3) lowest trading prices.

Debt Purchase Agreement

In January 2014, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a promissory note holder and an unrelated party, the Company transferred $25,000 of the note balance to the unrelated party in the form of a convertible note for $25,000 (see Notes 7 and 9). The new debenture contains an embedded derivative feature (see Note 12).

Consulting Agreements

In March and April 2014, the Company entered into consulting agreements with a firm whereby the consultant will assist the Company in obtaining investors. The consultant will receive a commission of 10% cash per deal, plus warrants to purchase shares of the Company's common stock, to be negotiated per deal, of all financing raised as a result of the consultant’s efforts. The warrants to purchase shares of the Company’s common stock, exercisable at a per share price of the dollars invested divided by the strike price of the investment, with a 50% exercise price premium, expiring four (4) years from the date of issuance and vesting over six (6) months. The warrants shall not be affected by the Company's reverse stock split. The term of the agreement is per deal. As of April 4, 2014, the consultant received cash commissions of $23,500 as a result of financing raised relating to the agreement. The consultant is owed warrants to purchase 4,000 shares of the Company's common stock, which shall be issued in April 2014.

In March 2014, the Company executed a retainer agreement, for $5,000, with an attorney to assist the Company in responding to a February 2014 Depository Trust and Clearing Corporation ("DTCC") inquiry, including the issuance of a legal opinion letter. The DTCC inquiry has not yet been resolved.

In April 2014, the Company extended an advertising contract executed with a consultant in December 2013 for various marketing services to be provided.  The contract was extended from May 2014 to August 2014, at a cost of $875 per month.

Sales of Shares of Series B Preferred Stock

In February 2014, the Company sold subscriptions to three individuals for the purchase of shares of its Series B preferred stock at $1.50 per share. The Company sold a total of 25,335 shares, for $38,000, that are convertible into shares of its common stock at a 40% discount to current market value, defined as the average of the immediately prior five trading day's closing prices upon receipt of a conversion notice, and with a minimum price level set by the Company's Board of Directors at $0.005. The Series B preferred shares can be converted at any time after six months from the subscription agreements, but only once every 30 days.

In March 2014, the Company sold subscriptions to one individual for the purchase of shares of its Series B preferred stock at $1.50 per share. The Company sold a total of 16,667 shares, for $25,000, that are convertible into shares of its common stock at a 40% discount to current market value, defined as the average of the immediately prior five trading day's closing prices upon receipt of a conversion notice, and with a minimum price level set by the Company's Board of Directors at $0.005. The Series B preferred shares can be converted at any time after six months from the subscription agreements, but only once every 30 days.

Common Stock

In March 2014, the Company's transfer agent issued 1,633 shares of our common stock as rounding shares relating to the Company's 1:1,500 reverse stock split of the Company's issued and outstanding shares of common stock that was adopted in March 2014.

Issuance of Common Stock for Services

In March 2014, the Company issued a total of 15,000 shares of restricted common stock related to a December 2009 retainer agreement with an attorney. The shares issued relating to the agreement are not affected by the Company's March 2014 reverse stock split.

Conversions to Common Stock

For the quarter ended March 31, 2014, the Company received conversion notices from Asher to convert $94,900 of open convertible notes, and accrued interest of $4,900, into 1,029,483 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.09 to $0.1112 per share, as adjusted by the Company’s 1:1,500 reverse stock split (see Note 7).

For the quarter ended March 31, 2014, the Company received conversion notices from Auctus to convert $17,000 of open convertible notes, and accrued interest of $1,579, into 206,438 unrestricted shares of the Company's common stock, at a conversion price of $0.09 per share, as adjusted by the Company’s 1:1,500 reverse stock split (see Note 7).

For the quarter ended March 31, 2014, the Company received conversion notices from Iconic to convert $48,054 of open convertible notes, and accrued interest of $1,800, into 553,937 unrestricted shares of the Company's common stock, at a conversion price of $0.09 per share, as adjusted by the Company’s 1:1,500 reverse stock split (see Note 7).

For the quarter ended March 31, 2014, the Company received conversion notices from Tarpon to convert $48,250 of open convertible notes into 574,073 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.077056 to $0.10175 per share, as adjusted by the Company’s 1:1,500 reverse stock split (see Note 7).

For the quarter ended March 31, 2014, the Company received conversion notices from WHC to convert $24,553 of open convertible notes into 282,223 unrestricted shares of the Company's common stock, at a conversion price of $0.087 per share, as adjusted by the Company’s 1:1,500 reverse stock split (see Note 7).

In April 2014, the Company received a conversion notice from WHC to convert $5,023 of open convertible notes into 61,859 unrestricted shares of the Company's common stock, at a conversion price of $0.0812 per share, as adjusted by the Company’s 1:1,500 reverse stock split (see Note 7).

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

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”), of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2013. Based upon that evaluation, our CEO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below.

Management's Report on Internal Control Over Financial Reporting

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) as of December 31, 2013. Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base their assessment.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following four material weaknesses which have caused management to conclude that, as of December 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.

We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the year ending December 31, 2013.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.

Our board of directors has no audit committee, independent director or member with financial expertise which causes ineffective oversight of our external financial reporting and internal control over financial reporting.

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

Remediation of Material Weaknesses

We intend to remediate the material weaknesses in our disclosure controls and procedures identified above by adding an independent director or member with financial expertise or hiring a full-time CFO with SEC reporting experience in the future when working capital permits and by working with our independent registered public accounting firm to refine our internal procedures.  To date, we have not been successful in reducing the number of audit adjustments, but will continue our efforts in the coming fiscal year as more fully detailed below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS.

The following sets forth our executive officers and/or Directors, their ages, and all offices and positions held with us.

Name	Age	Position
Mark L. Kay	65	Chief Executive Officer and Chairman of the Board of Directors
Philip E. Blocker	57	Chief Financial Officer
Ramarao Pemmaraju	53	Chief Technical Officer and Director
George Waller	56	Executive Vice President and Marketing Director

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

Mark L. Kay, Chief Executive Officer and Chairman of the Board of Directors

Mr. Kay joined StrikeForce as our CEO in May 2003 following his retirement at JPMorganChase & Co. In December 2008, a majority of the Board of Directors, by written consent, eliminated the position of our President, with those responsibilities being assumed by Mr. Kay. A majority of the Board of Directors also appointed Mr. Kay as the Chairman of the Board in December 2008. Prior to joining StrikeForce Mr. Kay was employed by JPMorganChase & Co. from August of 1977 until his retirement in December 2002, at which time he was a Managing Director of the firm. During his tenure with JPMorganChase & Co. Mr. Kay led strategic and corporate business groups with global teams up to approximately 1,000 people. His responsibilities also included Chief Operations Officer, Chief Information Officer, and Global Technology Auditor. Mr. Kay’s business concentrations were in securities (fixed income and equities), proprietary trading and treasury, global custody services, audit, cash management, corporate business services and web services. Prior to his employment with JPMorganChase & Co., Mr. Kay was a systems engineer at Electronic Data Services (EDS) for approximately five years from September 1972 through to August 1977. He holds a B.A. in Mathematics from CUNY.

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

Directors need not be our stockholders or residents of the State of Wyoming.  Directors are elected for an annual term and generally hold office until the next Directors have been duly elected and qualified.  A vacancy on the Board may be filled by the remaining Directors even though less than a quorum remains.  A Director appointed to fill a vacancy remains a Director until his successor is elected by the Stockholders at the next annual meeting of Shareholder or until a special meeting is called to elect Directors.

Our executive officers are appointed by the Board of Directors.

During fiscal 2013, our Board of Directors met twenty four times. The Board of Directors also uses resolutions in writing to deal with certain matters and, during fiscal 2013 sixty-three written resolutions were signed by a majority of the Directors.

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

Committees

We have two committees: the Audit Committee and the Compensation Committee. At this time, there are no members of either Committee and the Board of Directors performs the acts of the Committees. None of our current directors are deemed “independent” directors as that term is used by the national stock exchanges or have the requisite public company accounting background or expertise to be considered an “audit committee financial expert” as that term is defined under Regulation S-K promulgated under the Securities Act of 1933, as amended.

It is anticipated that the principal functions of the Audit Committee will be to recommend the annual appointment of our auditors, the scope of the audit and the results of their examination, to review and approve any material accounting policy changes affecting our operating results and to review our internal control procedures.

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

We do not have a nominating committee. Historically our entire Board has selected nominees for election as directors. The Board believes this process has worked well thus far particularly since it has been the Board's practice to require unanimity of Board members with respect to the selection of director nominees. In determining whether to elect a director or to nominate any person for election by our stockholders, the Board assesses the appropriate size of the Board of Directors, consistent with our bylaws, and whether any vacancies on the Board are expected due to retirement or otherwise. If vacancies are anticipated, or otherwise arise, the Board will consider various potential candidates to fill each vacancy. Candidates may come to the attention of the Board through a variety of sources, including from current members of the Board, stockholders, or other persons.  The Board of Directors has not yet had the occasion to, but will, consider properly submitted proposed nominations by stockholders who are not our directors, officers, or employees on the same basis as candidates proposed by any other person.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent (10%) of our outstanding Common Stock, or the Reporting Persons, to file with the SEC initial reports of ownership on Form 3 and reports of changes in ownership of Common Stock on Forms 4 or 5. Such persons are required by SEC regulation to furnish us with copies of all such reports they file. Based solely on a review of Forms 3 and 4 furnished to us by the Reporting Persons or prepared on behalf of the Reporting Persons by the Company, the Company believes that the Reporting Persons have not complied with reporting requirements applicable to them.

Code of Ethics.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics contains standards that are reasonably designed to deter wrongdoing and to promote:

•

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the Commission and in other public communications made by us;

•

Compliance with applicable governmental laws, rules and regulations;

•

The prompt internal reporting of violations of the code to the board of directors or another appropriate person or persons; and

•

Accountability for adherence to the code.

Indemnification of Officers and Directors

As permitted by Wyoming law, our Articles of Incorporation provide that we will indemnify our directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been our directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct.

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

StrikeForce Technologies, Inc.

1090 King George’s Post Road

Suite #603

Edison, NJ 08837

Attn: Mark L. Kay, Chairman

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of StrikeForce during the year ended December 31, 2013, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during 2013. The foregoing persons are collectively referred to in this Form 10-K as the “Named Executive Officers.” Compensation information is shown for the year ended December 31, 2013:

Name/Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Incentive Plan Option Awards ($)	Securities Underlying Options/SARs ($)	Nonqualified Dederred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark L. Kay	2013	98,000	-	-	2,000	-	-	-	100,000
Chief Executive Officer

George Waller	2013	98,000	-	-	2,000	-	-	-	100,000
Executive Vice President

Ramarao Pemmaraju	2013	98,000	-	-	2,000	-	-	-	100,000
Chief Technical Offier

On July 31, 2010, Philip E. Blocker was appointed our Chief Financial Officer. Mr. Blocker is not our employee and he received no option awards in 2013.

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

Name/Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Incentive Plan Option Awards ($)	Securities Underlying Options/SARs ($)	Nonqualified Dederred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark L. Kay	2013	98,000	-	-	-	-	-	-	100,000
Chief Executive Officer

George Waller	2013	98,000	-	-	-	-	-	-	100,000
Executive Vice President

Ramarao Pemmaraju	2013	98,000	-	-	-	-	-	-	100,000
Chief Technical Offier

On July 31, 2010, Philip E. Blocker was appointed our Chief Financial Officer. Mr. Blocker is not our employee and he received consultant fees of $1,175 in 2012 for serving as Chief Financial Officer. Mr. Blocker received no option awards in 2012.

Outstanding Option Awards at Year End

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested, and equity-incentive plan awards outstanding at December 31, 2013, as adjusted by our 1:1,500 reverse stock split, for each Named Executive Officer and/or Director.

Outstanding Equity Awards At Fiscal Year-End Table
	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mark L. Kay	7 11	- -	- -	$ $	562.50 360.00	03/02/17 03/16/17	- -	- -	- -	- -
	11	-	-		$345.00	04/27/17	-	-	-	-
	11	-	-		$300.00	05/25/17	-	-	-	-
	17	-	-		$225.00	06/08/17	-	-	-	-
	13	-	-		$255.00	06/22/17	-	-	-	-
	32	-	-		$120.00	11/23/17	-	-	-	-
	17	-	-		$300.00	12/12/17	-	-	-	-
	667	-	-		$12.75	07/01/15	-	-	-	-
	6,667	-	-		$3.75	12/21/15	-	-	-	-
	2,000	-	-		$9.00	12/23/15	-	-	-	-
	10,371	-	-		$15.00	04/21/16	-	-	-	-
	667	-	-		$3.45	01/03/23	-	-	-	-
George Waller	17 13	- -	- -	$ $	225.00 255.00	06/08/17 06/22/17	- -	- -	- -	- -
	32	-	-		$120.00	11/23/17	-	-	-	-
	17	-	-		$300.00	12/12/17	-	-	-	-
	667	-	-		$12.75	07/01/15	-	-	-	-
	6,667	-	-		$3.75	12/21/15	-	-	-	-
	2,000	-	-		$9.00	12/23/15	-	-	-	-
	10,371	-	-		$15.00	04/21/16	-	-	-	-
	667	-	-		$3.45	01/03/23	-	-	-	-
Ramarao Pemmaraju	11 17	- -	- -	$ $	300.00 225.00	05/25/17 06/08/17	- -	- -	- -	- -
	13	-	-		$255.00	06/22/17	-	-	-	-
	32	-	-		$120.00	11/23/17	-	-	-	-
	17	-	-		$300.00	12/12/17	-	-	-	-
	667	-	-		$12.75	07/01/15	-	-	-	-
	6,667	-	-		$3.75	12/21/15	-	-	-	-
	2,000	-	-		$9.00	12/23/15	-	-	-	-
	10,371	-	-		$15.00	04/21/16	-	-	-	-
	667	-	-		$3.45	01/03/23	-	-	-	-

Option Exercises and Stock Vested Table

None.

Pension Benefits Table

None.

Non-Qualified Deferred Compensation Table

Name	Executive Contribution in Last Fiscal year ($)	Registrant Contributions Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)

Mark L. Kay	-	-	-	-	334,985

George Waller	-	-	-	-	331,654

Ramarao Pemmaraju	-	-	-	-	335,216

All Other Compensation Table

None.

Perquisites Table

None.

Director Compensation

All three of our directors were also our executive officers through December 31, 2013. Our directors did not receive any separate compensation for serving as such during fiscal 2013.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Share Ownership of Certain Beneficial Owners

The following table sets forth certain information as of December 31, 2013, with respect to the shares of common stock beneficially owned by: (i) each director; (ii) each executive officer; (iii) all current executive officers (regardless of salary and bonus level) and directors as a group; and (iv) each person or entity known by us to beneficially own more than 5% of our outstanding common stock, as adjusted by our 1:1,500 reverse stock split. The address for each director and executive officer is 1090 King Georges Post Road, Suite 603, Edison, New Jersey 08837. Unless otherwise indicated, the shareholders listed in the table below have sole voting and investment powers with respect to the shares indicated:

This table is based upon information obtained from our stock records.

NAME OF BENEFICIAL OWNER	AMOUNT OF OWNERSHIP(1)	PERCENTAGE OF CLASS(2) (excluding Preferred Stock (11))
Mark L. Kay	20,564 (3),(11)	0.30%
Ramarao Pemmaraju	27,797 (4),(5),(11)	0.40%
George Waller	20,526,705 (6),(7),(11)	0.30%
All directors and executive officers as a group (3 persons)	68,887 (8)	1.00%
NetLabs.com, Inc.	6,743 (9),(10)	0.10%

(1)

A person is deemed to be the beneficial owner of securities that can be acquired by such person within 90 days from the date hereof.

(2)

Based on 2,317,797 shares of common stock outstanding as of December 31, 2013; also including 4,242,707 shares of common stock available to beneficial owners upon the conversion of certain convertible loans, 100,590 shares of common stock underlying options and 212,245 shares of common stock underlying common stock purchase warrants, as adjusted by our 1:1,500 reverse stock split.

(3)

Includes 18 shares of common stock available upon the conversion of certain convertible loans valued at $15,000.00 per share for $240,000 of convertibles and $11,250 per share for $28,000 of convertibles, 20,371 shares of common stock underlying vested five-year options valued from $3.45 to $15.00 per share, 116 shares of common stock underlying vested ten-year options valued from $120.00 to $562.50 per share and 4 shares of common stock underlying common stock purchase warrants, exercisable at $15,000.00, as adjusted by our 1:1,500 reverse stock split. Mark L. Kay, along with Ramarao Pemmaraju and George Waller each hold one share of Series A Preferred Shares which, collectively, allow the holders to vote up to 80% of the issued and outstanding shares of common and preferred stock; Mark Kay, along with Ramarao Pemmaraju and George Waller have irrevocably waived any conversion rights.

(4)

Includes 2 shares of common stock available upon the conversion of certain convertible loans valued at $15,000.00 per share for $25,000 of convertibles and $11,250 per share for $5,000 of convertibles, 27,426 shares of common stock underlying vested five-year options valued from $3.45 to $15.00 per share, 147 shares of common stock underlying vested ten-year options valued from $120.00 to $300.00 per share and 4 shares of common stock underlying common stock purchase warrants, exercisable at $15,000.00, as adjusted by our 1:1,500 reverse stock split. Of the total shares, 7,117 shares, consisting of 2 shares of common stock available upon the conversion of certain convertible loans valued at $15,000.00 per share for $25,000 of convertibles and $11,250.00 per share for $5,000 of convertibles, 7,052 shares of common stock underlying vested five-year options valued from $3.45 to $15.00 per share, 59 shares of common stock underlying vested ten-year options valued from $120.00 to $300.00 per share and 4 shares of common stock underlying common stock purchase warrants, exercisable at $15,000.00, as adjusted by our 1:1,500 reverse stock split are in the name of Sunita Pemmaraju who is a family member of Ramarao Pemmaraju. Mark L. Kay, along with Ramarao Pemmaraju and George Waller each hold one share of Series A Preferred Shares which, collectively, allow the holders to vote up to 80% of the issued and outstanding shares of common stock; Mark Kay, along with Ramarao Pemmaraju and George Waller have irrevocably waived any conversion rights.

(5)

Excludes shares owned by NetLabs.com, Inc. which is controlled by Ramarao Pemmaraju and another individual.

(6)

Shares are listed in the name of Katherine LaRosa who is a family member of George Waller.

(7)

Includes 20,373 shares of common stock underlying vested five-year options valued from $3.45 to $15.00 per share and 78 shares of common stock underlying vested ten-year options valued from $120.00 to $300.00 per share, as adjusted by our 1:1,500 reverse stock split. Mark Kay, along with Ramarao Pemmaraju and George Waller each hold one share of Series A Preferred Shares which, collectively, allow the holders to vote up to 80% of the issued and outstanding shares of common stock; Mark Kay, along with Ramarao Pemmaraju and George Waller have irrevocably waived any conversion rights.

(8)

Includes 20 shares of common stock available upon the conversion of certain convertible loans valued at $15,000.00 per share for $265,000 of convertibles and $11,250 per share for $33,000 of convertibles, 68,170 shares of common stock underlying vested five-year options valued from $3.45 to $15,000.00 per share, 341 shares of common stock underlying vested ten-year options valued from $120.00 to $300.00 per share and 8 shares of common stock underlying common stock purchase warrants, exercisable at $15,000.00, as adjusted by our 1:1,500 reverse stock split. Excludes the Series A Preferred Shares: Mark L. Kay, along with Ramarao Pemmaraju and George Waller, each hold one share of Series A Preferred Shares which, collectively, allow the holders to vote up to 80% of the issued and outstanding shares of common stock; Mark Kay, along with Ramarao Pemmaraju and George Waller, have irrevocably waived any conversion rights.

(9)

Ramarao Pemmaraju controls NetLabs.com, Inc. along with another individual.

(10)

Includes 6,667 shares of common stock underlying vested ten-year options valued at $3.00 per share, as adjusted by our 1:1,500 reverse stock split.

(11)

Mark Kay, along with Ramarao Pemmaraju and George Waller hold 3 shares of preferred stock. The Series A Preferred Stock collectively has voting rights equal to eighty percent of the total current issued and outstanding shares of common stock.

DESCRIPTION OF SECURITIES

Equity Incentive Plan Information

The following table sets forth as of December 31, 2013, the total number of shares of our common stock which may be issued upon the exercise of outstanding stock options and other rights under compensation plans approved by the shareholders, and under compensation plans not approved by the shareholders, as adjusted by our 1:1,500 reverse stock split. The table also sets forth the weighted average purchase price per share of the shares subject to those options, and the number of shares available for future issuance under those plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	92,590		$15.45	107,410
Equity compensation plans not approved by security holders	N/A	$	N/A	N/A
Total	92,590		$15.45	107,410

Options for 93,352 shares, as adjusted by our 1:1,500 reverse stock split, have been granted under StrikeForce’s 2004 Equity Incentive Plan which was approved by unanimous consent of the Board of Directors.  The option shares were granted at various times from May 2003 through December 2011 and are exercisable at a range of $3.75 to $15,000.00 per share, as adjusted by our 1:1,500 reverse stock split. In August 2008, twelve employees voluntarily surrendered for cancellation 742 options to purchase common stock, as adjusted by our 1:1,500 reverse stock split. Such surrender did not require any accounting recognition by us.

2012 Stock Option Plan

In November 2012, our stockholders approved the 2012 Stock Option Plan for our employees, effective January 3, 2013. The number of shares authorized for issuance under the plan is 66,667, as adjusted by our 1:1,500 reverse stock split.

In January 2013, we awarded options to purchase an aggregate of 3,333 shares of our common stock, as adjusted by our 1:1,500 reverse stock split, to our employees out of the 2012 Stock Option Plan. The three (3) officers received options to purchase an aggregate of 667 common shares each and the remaining staff received options to purchase an aggregate of 334 option shares each, as adjusted by our 1:1,500 reverse stock split. The exercise price of the option shares is $3.45 expiring ten (10) years from the date of issuance, as adjusted by our 1:1,500 reverse stock split.

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

In December 2013, an increase of the authorized shares of our common stock from five billion (5,000,000,000) to six billion seven hundred fifty million (6,750,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to our Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in January 2014.

In February 2014, a 1,500:1 reverse stock split of our issued and outstanding shares of common stock was ratified, effective upon the filing of an amendment to our Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in March 2014.

In February 2014, a decrease of the authorized shares of our common stock from six billion seven hundred fifty million (6,750,000,000) to one billion, five hundred million (1,500,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to our Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in March 2014.

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

The Series B Preferred Stock shall have preferential liquidation rights in the event of any liquidation, dissolution or winding up of the Company, such liquidation rights to be paid from our assets not delegated to parties with greater priority at $1.00 per share or, in the event an aggregate subscription by a single subscriber of the Series B Preferred Stock is greater than $100,000,000, $0.997 per share. The Series B Preferred Stock shall be convertible to a number of shares of common stock equal to the price of the Series B Preferred Stock divided by the par value of the Series B Preferred Stock. The option to convert the shares of Series B Preferred Stock may not be exercised until three months following the issuance of the Series B Preferred Stock to the recipient shareholder. The Series B Preferred Stock shall have ten votes on matters presented to our shareholders for one share of Series B Preferred Stock held. The initial price of the Series B Preferred Stock shall be $2.50, (subject to adjustment by our Board of Directors) until such time, if ever, the Series B Preferred Stock are listed on a secondary and/or public exchange.  As of December 31, 2013, no shares of Series B Preferred Stock have been issued.

In February 2014, our Board of Directors amended the initial price for the Series B Preferred Stock from $2.50 to $1.50 per share. Our Board of Directors also amended the conversion feature of the Series B Preferred Stock, to convertible common shares $0.0001 par value, to convert at a 40% market discount to current market value at the time we receive a conversion request. Current market value is defined as the average of the immediately prior five trading day's closing prices. Additionally, when Series B Preferred Stock shares convert to our common stock, the minimum price discount floor level is set at $0.005, as decided by our Board of Directors.

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

Sales of Shares of Series B Preferred Stock

In February 2014, we sold subscriptions to three individuals for the purchase of shares of our Series B preferred stock at $1.50 per share. We sold a total of 25,335 shares, for $38,000, that are convertible into shares of our common stock at a 40% discount to current market value, defined as the average of the immediately prior five trading day's closing prices upon receipt of a conversion notice, and with a minimum price level set by our Board of Directors at $0.005. The Series B preferred shares can be converted at any time after six months from the subscription agreements, but only once every 30 days.

In March 2014, we sold subscriptions to one individual for the purchase of shares of our Series B preferred stock at $1.50 per share. We sold a total of 16,667 shares, for $25,000, that are convertible into shares of our common stock at a 40% discount to current market value, defined as the average of the immediately prior five trading day's closing prices upon receipt of a conversion notice, and with a minimum price level set by our Board of Directors at $0.005. The Series B preferred shares can be converted at any time after six months from the subscription agreements, but only once every 30 days.

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

Subject to preferences that may be applicable to any then-outstanding shares of Preferred Stock, if any, and any other restrictions, holders of Common Stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by our board of directors out of legally available funds. We and our predecessors have not declared any dividends in the past. Further, we do not presently contemplate that there will be any future payment of any dividends on Common Stock.

Amendment of our Bylaws

Our bylaws may be adopted, amended or repealed by the affirmative vote of a majority of our outstanding shares. Subject to applicable law, our bylaws also may be adopted, amended or repealed by our Board of Directors.

Transfer Agent

Our transfer agent is Worldwide Stock Transfer, LLC.  Their address is One University Plaza, Suite 505, Hackensack, NJ 07601.

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

RELATED PARTY CONVERTIBLE NOTES

Mark L. Kay, our Chief Executive Officer, loaned us an aggregate of $568,000 during 2004, 2005 and 2006, memorialized in the form of convertible loans. As of December 31, 2013 an aggregate amount of $268,000 remained outstanding. The details of these convertible notes are as follows:

In February 2004, we issued a principal amount $60,000 convertible note with common stock purchase warrants to purchase 1 share of common stock, as adjusted by our 1:1,500 reverse stock split, to Mr. Kay, our CEO. The note payable had a maturity date of September 30, 2005 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Kay to convert the note into shares of our common stock at $15,000.00 per share, as adjusted by our 1:1,500 reverse stock split. The warrant exercise period ended February 2014. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to December 31, 2014.

In June 2004, we issued a principal amount $50,000 convertible note to Mr. Kay, our CEO. The note payable had a maturity date of December 31, 2005 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Kay to convert the note into shares of our common stock at $15,000.00 per share, as adjusted by our 1:1,500 reverse stock split. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to December 31, 2014.

In September 2004, we issued a principal amount $30,000 convertible note with common stock purchase warrants to purchase 1 share of common stock, as adjusted by our 1:1,500 reverse stock split, to Mr. Kay, our CEO. The note had a maturity date of December 31, 2005 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Kay to convert the note into shares of our common stock at $15,000.00 per share, as adjusted by our 1:1,500 reverse stock split. The warrant exercise period ends in September 2014. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to December 31, 2014.

In August 2005, we issued a principal amount $90,000 convertible note with common stock purchase warrants to purchase 1 share of common stock, as adjusted by our 1:1,500 reverse stock split, to Mr. Kay, our CEO. The note payable had a maturity date of December 31, 2005 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Kay to convert the note into shares of our common stock at $15,000.00 per share, as adjusted by our 1:1,500 reverse stock split. The warrant exercise period ends August 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to December 31, 2014.

In January 2006, we issued a principal amount $10,000 convertible note with common stock purchase warrants to purchase 1 share of common stock, as adjusted by our 1:1,500 reverse stock split, to Mr. Kay, our CEO. The note payable had a maturity date of December 31, 2006 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Kay to convert the note into shares of our common stock at $15,000.00 per share, as adjusted by our 1:1,500 reverse stock split. The warrant exercise period ends January 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to December 31, 2014.

In February 2006, we issued a principal amount $28,000 convertible note with common stock purchase warrants to purchase 1 share of common stock, as adjusted by our 1:1,500 reverse stock split, to Mr. Kay, our CEO. The note payable had a maturity date of December 31, 2006 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Kay to convert the note into shares of our common stock at $11,250.00 per share, as adjusted by our 1:1,500 reverse stock split. The warrant exercise period ends February 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to December 31, 2014.

For the seven months ended July 31, 2006, the variable interest rate of the six outstanding notes ranged between 8.625% and 11.000% per annum. In September 2006, the interest rate of the six open notes was revised to a fixed rate of 8%, effective August 1, 2006.

In November 2003, we issued a principal amount $50,000 convertible note with common stock purchase warrants to purchase 1 share of common stock, as adjusted by our 1:1,500 reverse stock split, to Mr. Michael Brenner, one of our Vice Presidents. The note payable had a maturity date of December 31, 2004 and an interest rate of prime plus two percent. The conversion feature allows Mr. Michael Brenner to convert the note into shares of our common stock at $15,000.00 per share, as adjusted by our 1:1,500 reverse stock split. The warrant exercise period ended in November 2013. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to December 31, 2014.

In January 2004, we issued a principal amount $15,000 convertible note with common stock purchase warrants to purchase 1 share of common stock, as adjusted by our 1:1,500 reverse stock split, to Mr. Michael Brenner, one of our Vice Presidents. The note payable had a maturity date of December 31, 2004 and an interest rate of prime plus four percent. The conversion feature allows Mr. Michael Brenner to convert the note into shares of our common stock at $15,000.00 per share, as adjusted by our 1:1,500 reverse stock split. The warrant exercise period ended in January 2014. In December 2004, Mr. Michael Brenner elected to convert half of the principal amount, $7,500, into common stock at a conversion price of $10,800.00 and received 1 share of our common stock, as adjusted by our 1:1,500 reverse stock split. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to December 31, 2014.

In August, September and December 2005 and March 2006, we executed 8% convertible promissory notes in the amounts of $10,000, $5,000, $10,000 and $5,000 with one of its Software Developers and a relative of the Chief Technology Officer. The conversion feature allows the note holder to convert the first three notes into shares of our common stock at $15,000.00 per share and the fourth note into shares of our common stock at $11,250.00 per share, as adjusted by our 1:1,500 reverse stock split. The principal due hereunder shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of December 31, 2005, for the 2005 notes, and December 31, 2006, for the 2006 note, or later if agreed upon by the individual and us.  In December 2005, the maturity dates of the 2005 notes were extended to March 31, 2006. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to December 31, 2014.

At December 31, 2013 and 2012, accrued interest due for the convertible notes – related parties was $292,449 and $248,606, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for convertible notes payable – related parties for the years ended December 31, 2013 and 2012 was $43,843 and $40,224, respectively.

RELATED PARTY PROMISSORY NOTES

At December 31, 2013, we had executed twenty notes payable with its CEO that have an aggregate open balance of $722,638:

•

Three of the notes, aggregating $189,000, had maturity dates of December 31, 2005 with interest at a per annum rate equal to the CEO’s private account monthly lending rate.  In December 2005, the maturity dates of the notes were extended to March 31, 2006.  In September 2006, the maturity dates of the notes were extended to March 31, 2007 and the interest rate was revised to a fixed rate of 8%, effective August 1, 2006. The maturity dates of the notes have been extended to December 31, 2014.

•

Two of the notes, aggregating $160,000 have maturity dates of May 13, 2006 for the $150,000 note and September 30, 2006 for the $10,000 note.  Both notes bear interest at a rate equal to 8% per annum.  In September 2006, the maturity dates of the notes were extended to March 31, 2007. The maturity dates of the notes have been extended to December 31, 2014.

•

Three of the notes, in the amounts of $7,000, $5,000 and $150,000, were executed in April 2006 and bear interest at a per annum rate equal to the CEO’s private account monthly lending rate.  The $7,000 note was repaid in April 2006.  The $5,000 note has a maturity date of September 30, 2006.  The $150,000 note has a maturity date of June 30, 2006.  In September 2006, the maturity dates of the notes were extended to March 31, 2007 and the interest rate was revised to a fixed rate of 8%, effective August 1, 2006. The maturity dates of the notes have been extended to December 31, 2014.

•

One of the notes, in the amount of $100,000, was executed in May 2006 and bears interest at a rate equal to 9% per annum with a maturity date of July 31, 2006.  In September 2006, the maturity date of the $100,000 note was extended to March 31, 2007. The maturity date of the note has been extended to December 31, 2014.

•

One of the notes, in the amount of $22,000, was executed in February 2007 and bears interest at a rate equal to 8% per annum with a maturity date of July 31, 2007.  In September 2006, the maturity date of the $22,000 note was extended to March 31, 2007. The maturity date of the note has been extended to December 31, 2014.

•

One of the notes, in the amount of $50,000, was executed in March 2010 and bears interest at a rate equal to 10% per annum with a maturity date of April 30, 2010. The maturity date of the note has since been extended to April 30, 2012.

•

One of the notes, in the amount of $2,400, was executed in June 2010 and was non-interest bearing with a maturity date of August 31, 2010. The maturity date of the note has been extended to December 31, 2014.

•

Four of the notes, in the amounts of $13,500, executed in July 2010, $3,000, executed in August 2010, and $19,000 and $2,800, executed in September 2010, were non-interest bearing and have extended maturity dates of April 30, 2011. Partial repayments of the July 2010 note were made in August 2010 for $3,100, September 2010 for $3,480 and February 2011 for $2,700. The maturity dates of the notes have been extended to December 31, 2014.

•

One of the notes, in the amount of $20,761, resulted in the assignment of six of our open receivables invoices to the CEO. The assignment was non-interest bearing and fee free with a due date for repayment of November 20, 2010. Partial repayments of the assignment were made in October 2010 for $4,218 and November 2010 for $4,125. The due date of the assignment has been extended to December 31, 2014.

•

The remaining note, in the amount of $2,800, was executed in March 2011 and was non-interest bearing with an extended maturity date of December 31, 2014.

At December 31, 2013 and 2012, accrued interest due for the notes – related parties was $436,493 and $380,413, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for notes payable - related parties for the years ended December 31, 2013 and 2012 was $56,080 and $56,234, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the audit fees incurred for fiscal year 2013 and 2012:

	2013	2012
Audit fees (1)	$56,000	$49,500
Audit related fees (2)	4,375	2,200
Tax fees (3)	3,000	2,500
Total	$63,375	$54,200

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

The Board of Directors has reviewed and discussed with the our management and independent registered public accounting firm our audited financial  statements contained in our Annual Report on Form 10-K for our 2013 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

The Board has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with its auditors its independence from us. The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in the our Annual Report on Form 10-K for our 2013 fiscal year for filing with the SEC.

Pre-Approval Policies

The Board's policy is now to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by our independent registered public accounting firm; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by us to our accountant in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.

The Board pre-approved all fees described above.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of StrikeForce Technologies, Inc.(1)
3.2	Amended Articles of Incorporation of StrikeForce Technologies, Inc. (5)
3.3	By-laws of StrikeForce Technologies, Inc. (1)
3.4	Amended By-laws of StrikeForce Technologies, Inc. (5)
3.5	Amended By-laws of StrikeForce Technologies, Inc. (6)
3.6	Articles of Amendment of StrikeForce Technologies, Inc. (6)
10.1	2004 Stock Option Plan (1)
10.2	Securities Purchase Agreement dated December 20, 2004, by and among StrikeForce Technologies, Inc. and YA Global Investments, LP. (1)
10.3	Secured Convertible Debenture with YA Global Investments, LP. (1)
10.4	Investor Registration Rights Agreement dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement.(2)
10.5	Escrow Agreement, dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement. (2)
10.6	Security Agreement dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement. (1)
10.7	Secured Convertible Debenture with YA Global Investments, LP dated January 18, 2005. (1)
10.8	Royalty Agreement with NetLabs.com, Inc. and Amendments. (1)
10.9	Employment Agreement dated as of May 20, 2003, by and between StrikeForce Technologies, Inc. and Mark L. Kay. (1)
10.10	Amended and Restated Secured Convertible Debenture with YA Global Investments, LP dated April 27, 2005. (1)
10.11	Amendment and Consent dated as of April 27, 2005, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP. (1)
10.12	Securities Purchase Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)
10.13	Investor Registration Rights Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (2)
10.14	Secured Convertible Debenture with Highgate House Funds, Ltd. dated April 27, 2005. (2)
10.15	Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)

10.16	Escrow Shares Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)
10.17	Security Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)
10.18	Network Service Agreement with Panasonic Management Information Technology Service Company dated August 1, 2003 (and amendment). (1)
10.19	Client Non-Disclosure Agreement. (1)
10.20	Employee Non-Disclosure Agreement. (1)
10.21	Secured Convertible Debenture with Highgate House Funds, Ltd. dated May 6, 2005. (2)
10.22	Termination Agreement with YA Global Investments, LP dated February 19, 2005. (1)
10.23	Securities Purchase Agreement with WestPark Capital, Inc. (4)
10.24	Form of Promissory Note with WestPark Capital, Inc. (4)
10.25	Investor Registration Rights Agreement with WestPark Capital, Inc. (4)
10.26	Drawdown Equity Financing Facility with Auctus Private Equity Fund, LLC., dated April 13, 2012 (7)
10.27	Registration Rights Agreement with Auctus Private Equity Fund, LLC, dated April 13, 2012 (7)
10.28	StrikeForce Technologies Inc. WEBEX Presentation dated May 30, 2012 (8)
10.29	Irrevocable Waiver of Conversion Rights of Mark L. Kay (9)
10.30	Irrevocable Waiver of Conversion Rights of Ramarao Pemmaraju (9)
10.31	Irrevocable Waiver of Conversion Rights of George Waller (9)
10.32	CFO Consultant Agreement with Philip E. Blocker (9)
10.33	Resume of Philip E. Blocker (9)
10.34	Corporate Resolution for Issuance of Common Stock to Auctus Private Equity Fund, LLC (9)
10.35	Termination of a Material Definitive Agreement (11)
10.36	2012 Stock Option Plan (12)
10.37	Amendments to Articles of Incorporation or Bylaws (13)
10.38	Amendments to Articles of Incorporation or Bylaws (14)
10.39	Registration of Classes of Securities (15)
10.40	Amendments to Articles of Incorporation or Bylaws (16)
10.41	Registration of Classes of Securities (17)
10.42	Amendments to Articles of Incorporation or Bylaws (18)
10.43	Registration of Classes of Securities (19)
10.44	Amendments to Articles of Incorporation or Bylaws (20)
10.45	Amendments to Articles of Incorporation or Bylaws (21)
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
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

(19)

Filed as an exhibit to the Registrant’s Form 8-A dated December 31, 2013 and incorporated herein by reference.

(20)

Filed as an exhibit to the Registrant’s Form 8-K dated December 31, 2013 and incorporated herein by reference.

(21)

Filed as an exhibit to the Registrant’s Form 8-K dated March 18, 2014 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRIKEFORCE TECHNOLOGIES, INC.

Dated: April 14, 2014	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: April 14, 2014	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Mark L. Kay Name: Mark L. Kay	Director	April 14, 2014
/s/Ramarao Pemmaraju Name: Ramarao Pemmaraju	Director	April 14, 2014

/s/George Waller Name: George Waller	Director	April 14, 2014