Form 10-Q
period 2014-03-31
StrikeForce Technologies Inc.
filed 2014-05-20
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	.	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes       .  No   X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2014
Common stock, $0.0001 par value	7,806,578

Indicate the number of shares outstanding of each of the issuer’s classes of preferred stock, as of the latest practicable date.

Class	Outstanding at May 12, 2014
Preferred stock, Series A, no par value	3

Class	Outstanding at May 12, 2014
Preferred stock, Series B, $0.10 par value	75,336

Transitional Small Business Disclosure Format   Yes       .   No   X .

Documents Incorporated By Reference

None

STRIKEFORCE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

TABLE OF CONTENTS

CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

PART I

ITEM 1.  FINANCIAL STATEMENTS AND NOTES TO INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2013, filed April 14, 2014.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

StrikeForce Technologies, Inc.

March 31, 2014 and 2013

Index to the Financial Statements

Contents Page(s)

Balance Sheets at March 31, 2014 (Unaudited) and December 31, 2013

6

Statements of Operations for the Three Months Ended March 31, 2014 and 2013 (Unaudited)

7

Statement of Stockholders’ Deficit for the Interim Period Ended March 31, 2014 (Unaudited)

8

Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 (Unaudited)

9

Notes to the Financial Statements(Unaudited)

10

STRIKEFORCE TECHNOLOGIES, INC.
BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash	$139,088	$7,559
Accounts receivable	31,011	39,454
Prepayments and other current assets	8,530	31,287

Total current assets	178,629	78,300

Property and equipment, net	3,408	3,989
Patents, net	19,506	20,019
Website development costs, net	3,750	4,500
Security deposit	8,684	8,684

Total Assets	$213,977	$115,492

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Current maturities of convertible notes payable, net	$976,678	$1,070,467
Convertible notes payable - related parties	355,500	355,500
Current maturities of notes payable, net	1,967,500	1,992,500
Notes payable - related parties	722,638	722,638
Accounts payable	1,252,527	1,237,165
Accrued expenses	4,427,539	4,350,477
Derivative liabilities	699,891	519,433
Convertible secured notes payable	542,588	542,588
Capital leases payable	5,532	5,532
Payroll taxes payable	53,901	53,901
Garnishment withheld	1,500	0
Due to factor	209,192	209,192

Total current liabilities	11,214,986	11,059,393

Non-current Liabilities:
Common stock to be issued	-	1
Convertible notes payable, net of current maturities	190,000	70,000
Notes payable, net of current maturities	50,000	-

Total non-current liabilities	240,000	70,001

Total Liabilities	11,454,986	11,129,394

Commitments and contingencies

Stockholders' Deficit
Series A Preferred stock, no par value; 100 shares authorized; 3 shares issued and outstanding	987,000	987,000
Series B Preferred stock par value $0.10: 100,000,000 shares authorized; 42,002 and 0 shares issued and outstanding, respectively	4,200	-
Preferred stock series not designated par value $0.10: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.0001: 1,500,000,000 shares authorized; 4,980,584 and 2,317,797 shares issued and outstanding, respectively	498	232
Additional paid-in capital	20,617,727	20,098,779
Accumulated deficit	(32,850,434)	(32,099,913)

Total Stockholders' Deficit	(11,241,009)	(11,013,902)

Total Liabilities and Stockholders' Deficit	$213,977	$115,492

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS

	For the Three Months
	Ended
	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)

Revenue	$90,901	$160,991

Cost of revenue	6,879	5,407

Gross margin	84,022	155,584

Operating expenses:
Compensation	84,634	92,662
Professional fees	125,738	86,561
Selling, general and administrative expenses	118,942	83,122
Research and development	83,200	84,500

Total operating expenses	412,514	346,845

Loss from operations	(328,492)	(191,261)

Other (income) expense:
Interest and financing expense	353,269	231,225
Change in fair value of derivative liabilities	68,760	228,287

Other (income) expense, net	422,029	459,512

Income tax provision	-	-

Net loss	$(750,521)	$(650,773)

Net loss per common share - basic and diluted	$(0.19)	$(2.41)

Weighted average common shares outstanding
- basic and diluted	3,869,076	269,518

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE INTERIM PERIOD ENDED MARCH 31, 2014
(Unaudited)

	Series A Preferred stock,		Series B Preferred stock,		Common stock,		Additional		Total
	no par value		par value $0.10		par value $0.0001		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2013	3	$987,000	-	$-	2,317,797	$232	$20,098,779	$(32,099,913)	$(11,013,902)

Sale of shares of series B preferred stock	-	-	42,002	4,200	-	-	51,897	-	56,097

Issuance of shares of common stock and warrants for consulting services	-	-	-	-	16,633	2	817	-	819

Issuance of shares of common stock for conversions of convertible notes payable	-	-	-	-	2,646,154	264	466,234	-	466,498

Net loss	-	-	-	-	-	-	-	(750,521)	(750,521)

Balance at March 31, 2014	3	$987,000	42,002	$4,200	4,980,584	$498	$20,617,727	$(32,850,434)	$(11,241,009)

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(750,521)	$(650,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,449	1,970
Amortization of discount on notes payable	244,373	117,633
Change in fair value of derivative financial instruments	68,760	228,287
Issuance of stock options for employee services	-	3,750
Issuance of common stock and warrants for consulting services	819	1,590
Changes in operating assets and liabilities:
Accounts receivable	8,443	5,030
Prepaid expenses	22,757	(3,451)
Accounts payable	15,362	9,588
Accrued expenses	128,193	117,494
Garnishment withheld	1,500	-
Common stock to be issued	(1)	(19)
Net cash used in operating activities	(257,866)	(168,901)

Cash flows from investing activities:
Purchases of property and equipment	(605)	-

Net cash used in investing activities	(605)	-

Cash flows from financing activities:
Proceeds from sale of series B preferred stock	63,000	-
Repayment of notes payable	-	(7,824)
Proceeds from convertible notes payable	277,000	70,250
Repayment of convertible notes payable	-	(2,500)
Proceeds from notes payable	50,000	-

Net cash provided by financing activities	390,000	59,926

Net change in cash	131,529	(108,975)

Cash at beginning of the year	7,559	133,279

Cash at end of the period	$139,088	$24,304

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable into common stock	$266,037	$62,280
Issuance of stock options for patent	$-	$18,000
Issuance of common stock for common stock to be issued	$(1)	$-

See accompanying notes to the financial statements.

StrikeForce Technologies, Inc.

March 31, 2014 and 2013

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

The Company is a software development and services company.  The Company owned the exclusive right to license and has developed various identification protection software products that were developed to protect computer networks from unauthorized access and to protect network owners and users from identity theft.  The Company has developed a suite of products based upon the licenses and its strategy is to develop and exploit the products for customers in the areas of financial services, e-commerce, corporate, government, health care and consumer sectors.

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

Basis of Presentation -Unaudited Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included.  Interim results are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2013 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the United States Securities and Exchange Commission (“SEC”) on April 14, 2014.

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

(iv)

‘Estimates and assumptions used in valuation of equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value share options and similar instruments.

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

The Company’s notes payable, convertible notes payable, convertible secured notes payable, and capital leases payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2014 and December 31, 2013.

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

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities in accordance with paragraph 815-10-05-4 of the FASB Accounting Standards Codification (“Paragraph 815-10-05-4”). Paragraph 815-10-05-4 requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value.  The accounting for changes in the fair value of a derivative instrument depends upon: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation.

Derivative Warrant Liability

The Company evaluates its convertible debt, options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 815-10-05-4 and Section 815-40-25 of the FASB Accounting Standards Codification.  The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations and comprehensive income (loss) as other income or expense.  Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then that the related fair value is reclassified to equity.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the for the reporting period ended March 31, 2014 or 2013.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive, as adjusted by the Company’s 1:1,500 reverse stock split adopted on March 6, 2014:

	Potentially Outstanding Dilutive Common Shares

	For the Interim Period Ended March 31, 2014	For the Interim Period Ended March 31, 2013

Conversion Feature Shares

Common shares issuable under the conversion feature of convertible notes payable	5,808,748	93,888

Sub-total: Conversion feature shares	5,808,748	93,888

Stock Option Shares

Options issued from May 20, 2003 through April 21, 2011 to employees to purchase common shares with exercise prices ranging from $3.75 to $15,000 per share expiring three (3) years to ten (10) years from the date of issuance	89,257	89,285

Options issued from December 2, 2004 through January 30, 2013 to parties other than employees to purchase common shares with exercise prices ranging from $3.00 to $13,500 per share expiring five (5) years to ten (10) years from the date of issuance	8,000	8,000

Options issued on January 3, 2013 from the 2012 Stock Incentive Plan to employees to purchase common shares with an exercise price of $3.45 per share expiring ten (10) years from the date of issuance	3,333	3,333

Sub-total: Stock option shares	100,590	100,618

Warrant Shares

Warrants issued in connection with debentures	61,780	1,849

Warrants sold for cash	121,669	148,233

Warrants issued for services	14,017	5,550

Warrants issued in connection with the sale of common stock	18,778	19,704

Sub-total: Warrant shares	216,244	175,336

Total potentially outstanding dilutive common shares	6,125,582	369,842

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

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Tax (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20.

Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation.

The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

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

As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2014, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In February 2013 the Company executed a retainer agreement with its patent attorneys to aggressively enforce its patent rights as it believes “Out-of-Band Authentication” is becoming the standard for authenticating consumers in the financial market. In February 2013, the Company’s patent attorneys submitted a new “Out-of-Band” Patent continuation, which is now granted.

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

In April 2014, the Company was granted its third patent relating to its “Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System”, Patent No. 8,713,701.

Patents, stated at cost, less accumulated amortization, consisted of the following:

	March 31, 2014	December 31, 2013

Patents	22,329	22,329

Accumulated amortization	(2,823)	(2,310)

	$19,506	$20,019

(i)

Amortization Expense

Amortization expense for the interim period ended March 31, 2014 and 2013 was $514 and $64, respectively.

(ii)

Impairment

The Company completed the annual impairment test of patents and determined that there was no impairment as the fair value of patents, exceeded their carrying values at December 31, 2013.

Note 5 - Convertible Notes Payable

Convertible notes payable consisted of the following:

	March 31,	December 31,
	2014	2013

Convertible note bearing interest at 8% per annum, matured on March 28, 2008, with a conversion price of $13,500 per share, as adjusted by the Company’s 1:1,500 reverse stock split. The Company is currently pursuing a settlement with the note holder.	$235,000	$235,000

Convertible notes bearing interest at 8% per annum with a conversion price of $13,500 per share, as adjusted by the Company’s 1:1,500 reverse stock split, matured on December 31, 2010. The Company is currently pursuing a settlement with the note holder.	50,000	50,000

Convertible note bearing interest at 9% per annum with a conversion price of $2,100 per share, as adjusted by the Company’s 1:1,500 reverse stock split, matured on December 9, 2010. Pursuant to the terms and conditions of debt purchase agreements formalized among the Company, the note holder and two unrelated parties in September 2013 and November 2013, the Company settled and transferred $50,000 and $70,000, respectively, of the note balance to the unrelated parties in the form of convertible notes for $50,000 and $70,000. The Company is currently pursuing a settlement with the note holder.	80,000	80,000

Convertible note bearing interest at 9% per with a conversion price of $1,200 per share, as adjusted by the Company’s 1:1,500 reverse stock split, matured on December 31, 2010. The Company is currently pursuing a settlement with the note holder.	150,000	150,000

Convertible note executed in May 2007 bearing interest at 9% per annum with a conversion price of $525 per share, as adjusted by the Company’s 1:1,500 reverse stock split, matured December 31, 2010. The Company is currently pursuing a settlement with the note holder.	100,000	100,000

Convertible notes executed in June 2007 bearing interest at 8% per annum matured on December 29, 2010. The Company is currently pursuing a settlement with the note holder.	100,000	100,000

Convertible note executed in July 2007 bearing interest at 8% per annum matured on January 2, 2011. The Company is currently pursuing a settlement with the note holder.	100,000	100,000

Convertible notes executed in August 2007 bearing interest at 9% per annum matured on August 9, 2010. The Company is currently pursuing extensions.	120,000	120,000

Convertible notes executed in December 2009 bearing interest at 9% per annum matured on December 1, 2012, with a conversion price of $157.50 per share, as adjusted by the Company’s 1:1,500 reverse stock split. The Company issued 134 warrants with an exercise price of $150 per share, as adjusted by the Company’s 1:1,500 reverse stock split, expiring five (5) years from the date of issuance in connection with the issuance of the notes.	50,000	50,000

Convertible note bearing interest at 8% per annum, maturing on March 31, 2015, with a conversion price of $3 per share, as adjusted by the Company’s 1:1,500 reverse stock split.	30,000	30,000

Convertible note bearing interest at 8% per annum, matured on December 31, 2012, with a conversion price of $15,000 per share, as adjusted by the Company’s 1:1,500 reverse stock split. The Company is currently pursuing an extension.	5,000	5,000

Convertible notes, bearing compound interest at 8% per annum, matured on June 30, 2010, with a conversion price of $15,000 per share, as adjusted by the Company’s 1:1,500 reverse stock split. Pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, the note holder and a consultant in September 2011, the note holder transferred $10,000 of the note balance, including accrued interest, to the consultant in October 2011 (see Note 11). The Company repaid $3,500 of the balance of the notes in 2013. Pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, the note holder and an unrelated party in June 2013, the Company settled and transferred $33,255 of the note balance, plus accrued interest of $36,920, to the unrelated party in the form of a convertible note for $50,000. Accrued interest of $21,175 was forgiven (see Note 11). The Company is currently pursuing extensions for the remaining note.

	10,000	10,000

Four (4) convertible notes bearing interest at 4% per annum, matured on December 5, 2012, January 3, 2013, January 31, 2013 and March 2, 2013, respectively. The note holder converted $36,660 of the note due on January 3, 2013 into 16,667 unrestricted shares of the Company's common stock, at conversion prices ranging from $1.7 to $2.5 per share, as adjusted by the Company’s 1:1,500 reverse stock split, in 2013 (see Note 12). The Company is currently pursuing extensions for the remaining notes.	178,387	178,387

Fourteen (14) convertible notes bearing interest at 8% per annum, matured on January 6, 2013, February 8, 2013, April 30, 2013, August 5, 2013, September 27, 2013, November 26, 2013, January 24, 2014, March 6, 2014, April 22, 2014 and maturing on June 3, 2014 and December 13, 2014, and 10% per annum, maturing April 15, 2014, June 13, 2014 and July 9, 2014, respectively. Three (3) of the notes were settled debt purchase notes for balances transferred from a Company’s unrelated promissory note holder and unrelated convertible note holder. For the interim period ended March 31, 2014, the Company received conversion notices from the note holder to convert $95,100 of notes dated June 4, 2013 and July 17, 2013, and $4,700 of accrued interest, into 1,029,483 unrestricted shares of its common stock, at conversion prices ranging from $0.09 per share to $0.1112 per share, as adjusted by the Company's 1:1,500 reverse stock split (see Note 12). One (1) note with a maturity date of December 13, 2014 remains unpaid.

	53,000	95,100

Four (4) convertible notes bearing interest at 8% per annum, matured on August 30, 2013 and November 19, 2013, and maturing on February 28, 2014 and July 1, 2014. For the interim period ended March 31, 2014, the Company received conversion notices from the note holder to convert $17,000 of a note dated May 28, 2013, and accrued interest of $1,579, into 206,438 unrestricted shares of the Company's common stock, at a conversion price of $0.09 per share, as adjusted by the Company’s 1:1,500 reverse stock split (see Note 12). One (1) note with a maturity date of July 1, 2014 remains unpaid.	32,750	49,750

Seven (7) convertible note bearing interest at 9.9% per annum, maturing on June 4, 2014, July 23, 2014 and October 4, 2014, and 10% per annum, maturing on June 4, 2014, July 14, 2014 and October 4, 2014. The four 10% notes were settled debt purchase notes for balances transferred from a Company’s unrelated promissory note holder and unrelated convertible note holder. For the interim period ended March 31, 2014, the Company received conversion notices from the note holder to convert $45,002 of notes dated June 4, 2013 and July 23, 2013, and accrued interest of $4,852, into 553,937 unrestricted shares of the Company's common stock, at a conversion price of $0.09 per share, as adjusted by the Company’s 1:1,500 reverse stock split (see Notes 11 and 12). One (1) note with a maturity date of October 4, 2014 remains unpaid.

	41,500	86,502

One (1) convertible note bearing interest at 12% per annum, maturing on October 18, 2014, including warrants to purchase 61,112 shares of the Company's common stock at $600 per share, as adjusted by the Company’s 1:1,500 reverse stock split, expiring on October 31, 2018 (see Note 12).	55,000	55,000

Three (3) convertible note bearing interest at 9% per annum, maturing on November 13, 2014, November 20, 2014 and December 20, 2014. The note due November 13, 2014 was a settled debt purchase note for a balance transferred from a Company’s unrelated promissory note holder. For the interim period ended March 31, 2014, the Company received conversion notices from the note holder to convert $24,553 of a note  originally issued to a non-related third party on June 6, 2006, and sold to the investor firm with no additional consideration to the Company, into 282,223 unrestricted shares of the Company's common stock, at a conversion price of $0.087 per share, as adjusted by the Company’s 1:1,500 reverse stock split  (see Notes 11 and 12).

	90,890	115,443

One (1) convertible note bearing interest at 9% per annum, maturing on December 26, 2015.	40,000	40,000

Three (3) convertible note bearing interest at 10% per annum, maturing on September 20, 2014, October 8, 2014 and December 19, 2014. The notes were settled debt purchase notes for a balance transferred from a Company’s unrelated promissory note holder. For the interim period ended March 31, 2014, the Company received conversion notices from the note holder to convert $33,250 of a note originally issued to a non-related third party on February 29, 2008, and sold to the investor firm with no additional consideration to the Company, and $15,000 of accrued interest, into 574,073 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.077056 to $0.10175 per share, as adjusted by the Company’s 1:1,500 reverse stock split (see Note 12). A total of 97,333 of the shares, at a conversion price of $0.077056, were issued in April 2014.One (1) note with a maturity date of December 19, 2014 remains unpaid.

	25,000	8,250

One (1) convertible note bearing interest at 10% per annum, maturing on March 14, 2015.	37,000	-

One (1) convertible note bearing interest at 12% per annum, maturing on March 23, 2016.	150,000	-

One (1) convertible note bearing interest at 10% per annum, maturing on March 24, 2015.	37,000	-

Convertible non-interest bearing notes, with a conversion price of $9.00 per share matured June 2006 and an 18% convertible note matured April 2008 with a conversion price of $750 per share and 5 shares of the Company’s common stock as adjusted by the Company’s 1:1,500 reverse stock split. The Company is currently pursuing a settlement agreement with the note holders.	10,512	10,512

	1,781,039	1,668,944

Long-term portion	(190,000)	(70,000)

	1,591,039	1,598,944

Discount on convertible notes payable	(614,361)	(528,477)

Current maturities, net of discount	$976,678	$1,070,467

At March 31, 2014 and December 31, 2013, accrued interest due for the convertible notes was $827,545 and $794,395, respectively, and is included in accrued expenses in the balance sheets. Interest expense for the convertible notes payable for the interim period ended March 31, 2014 and 2013 was $33,150 and $30,794, respectively.

The long term portion of convertible notes is due as follows: 2015-$40,000; 2016-$150,000.

Note 6 - Convertible Notes Payable – Related Parties

Convertible notes payable - related party consisted of the following:

	March 31, 2014	December 31, 2013

Convertible note with the VP of Technology bearing interest at the prime rate plus 2% per annum with a conversion price of $15,000 per share, as adjusted by the Company’s 1:1,500 reverse stock split, originally matured on September 30, 2010. The Company issued 1 warrant with an exercise price of $15,000 per share, as adjusted by the Company’s 1:1,500 reverse stock split. In January 2014, the note was extended to December 31, 2014.	$50,000	$50,000

Convertible note with the VP of Technology bearing interest at the prime rate plus 4% per annum with a conversion price of $15,000 per share, as adjusted by the Company’s 1:1,500 reverse stock split, originally matured on September 30, 2010. In January 2014, the note was extended to December 31, 2014.	7,500	7,500

Convertible notes with the CEO bearing interest at 8% per annum with a conversion price of $15,000 per share, as adjusted by the Company’s 1:1,500 reverse stock split, originally scheduled to mature on April 30, 2011. The Company issued 2 warrants with an exercise price of $15,000 per share, as adjusted by the Company’s 1:1,500 reverse stock split, which expired February 4, 2014, September 7, 2014 and August 16, 2015, respectively. In January 2014, the notes were extended to December 31, 2014.	230,000	230,000

Convertible notes with an employee bearing interest at 8% per annum with a conversion price of $15,000 per share, originally matured on June 30, 2010, as adjusted by the Company’s 1:1,500 reverse stock split. The Company issued 1 warrant with an exercise price of $15,000 per share, as adjusted by the Company’s 1:1,500 reverse stock split, and expiration dates of August 26, 2015 and September 29, 2015. In January 2014, the notes were extended to December 31, 2014.	15,000	15,000

Convertible note with an employee bearing interest at 8% per annum with a conversion price of $15,000 per share, originally matured on June 30, 2010, as adjusted by the Company’s 1:1,500 reverse stock split. The Company issued 1 warrant with an exercise price of $15,000 per share, as adjusted by the Company’s 1:1,500 reverse stock split, and an expiration date of December 6, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. In January 2014, the note was extended to December 31, 2014.	10,000	10,000

Convertible notes with the CEO bearing compound interest at 8% per annum with a conversion price of $15,000 per share, originally matured on April 30, 2011, as adjusted by the Company’s 1:1,500 reverse stock split. The Company issued 1 warrant with an exercise price of $15,000 per share, as adjusted by the Company’s 1:1,500 reverse stock split, expiring January 18, 2016 and February 28, 2016, respectively. In January 2014, the notes were extended to December 31, 2014.	38,000	38,000

Convertible note with an employee bearing compound interest at 8% per annum with a conversion price of $11.250 per share, originally matured on June 30, 2010, as adjusted by the Company’s 1:1,500 reverse stock split. The Company issued 1 warrant with an exercise price of $15,000 per share, as adjusted by the Company’s 1:1,500 reverse stock split, expiring March 6, 2016. In January 2014, the note was extended to December 31, 2014.	5,000	5,000

	$355,500	$355,500

At March 31, 2014 and December 31, 2013, accrued interest due for the convertible notes – related parties was $303,791 and $292,449, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for convertible notes payable – related parties for the interim period ended March 31, 2014 and 2013 was $11,342 and $10,499, respectively.

Note 7 - Notes Payable

Notes payable consisted of the following:

March 31, 2014	December 31, 2013

Seventy (70) units, with each unit consisting of a 10% promissory note of $25,000, matured from January 22, 2011 through December 18, 2011 with a 10% discount rate, and 55 non-dilutable (for one (1) year) restricted shares of the Company’s common stock, as adjusted by the Company’s 1:1,500 reverse stock split, and at market price. Pursuant to the terms and condition of a debt purchase agreement among certain note holders, the Company and the Consultant formalized in September 2011, the certain note holders transferred certain notes with the principal amount of $50,000 and $25,000, including accrued interest, in July 2011 and August 2011, respectively, to the consultant. Pursuant to the terms and conditions of a settlement agreement that the Company executed with the estate of a deceased note holder in November 2011, the Company settled a $25,000 note for restricted shares of its common stock, in December 2011, issued to  two (2) beneficiaries of the estate (see Notes 5 and 11). Pursuant to the terms and conditions of debt purchase agreements formalized among the Company, the note holder and two unrelated parties in September 2013, October 2013 and December 2013, the Company settled and transferred $100,000 of the note balance to the unrelated parties in the form of four (4) convertible notes for $25,000 each. Pursuant to the terms and conditions of debt purchase agreements formalized among the Company, the note holder and an unrelated party in January 2014 and March 2014, the Company settled and transferred $25,000 of the note balance and $25,000 of accrued interest to the unrelated party in the form of two (2) convertible notes for $25,000 each. The Company is currently pursuing extensions on the remaining notes.

$1,525,000	$1,550,000

Promissory notes of $225,000 bearing interest at 10% per annum, matured on January 23, 2012, with a total of 492 shares of common stock, as adjusted by the Company’s 1:1,500 reverse stock split Pursuant to the terms and conditions of debt purchase agreements formalized among the Company, the note holder and an unrelated party in July 2013 and October 2013, the Company transferred $60,000 and $70,000, respectively, of the note balance to the unrelated party in the form of a convertible notes for $60,000  and $70,000 (see Notes 5 and 11). The Company is currently pursuing an extension. Promissory note of $50,000, bearing interest at 8% per annum, maturing on July 22, 2015.

	145,000	95,000

Two (2) units with each unit consisting of a 10% promissory note of $25,000, matured on April 20, 2012, and 34 restricted shares of the Company’s common stock, as adjusted by the Company’s 1:1,500 reverse stock split, and at market price. The 67 shares, as adjusted by the Company’s 1:1,500 reverse stock split, were issued in June 2009. The Company is currently pursuing extensions.	50,000	50,000

One (1) unit consisting of a 10% promissory note of $25,000, matured on June 8, 2012, and 34 restricted shares of the Company’s common stock, as adjusted by the Company’s 1:1,500 reverse stock split, and at market price. The shares were issued in June 2009. The Company is currently pursuing an extension.	25,000	25,000

Three (3) units with each unit consisting of a 10% promissory note of $25,000, matured on June 25, 2012, and 34 restricted shares of the Company’s common stock, as adjusted by the Company’s 1:1,500 reverse stock split, and at market price, for a total of 100 shares of common stock, as adjusted by the Company’s 1:1,500 reverse stock split. The shares were issued in August 2009. The Company is currently pursuing extensions.	75,000	75,000

1.4 units with each unit consisting of a 10% promissory note of $25,000, matured on July 14, 2012 and 34 restricted shares of the Company’s common stock as adjusted by the Company’s 1:1,500 reverse stock split, and at market price, for a total of 47 shares of common stock, as adjusted by the Company’s 1:1,500 reverse stock split. The shares were issued in August 2009. The Company is currently pursuing an extension.	35,000	35,000

One (1) unit consisting of a 10% promissory note of $25,000, matured on August 18, 2012 and 50 restricted shares of the Company’s common stock, as adjusted by the Company’s 1:1,500 reverse stock split, and at market price. The Company is currently pursuing an extension.	25,000	25,000

Promissory notes executed in July 2011 bearing interest at 10% per annum, matured on December 31, 2011. The Company issued 667 warrants with an exercise price of $750 per share, as adjusted by the Company’s 1:1,500 reverse stock split, expiring July 15, 2014. The fair value of the warrants issued was $26,200, all of which was expensed in 2011 as interest expense. The Company is currently pursuing extensions.	87,500	87,500

A promissory note executed in August 2011 bearing interest at 10% per annum, matured on December 31, 2011. The Company is currently pursuing an extension.	50,000	50,000

	2,017,500	1,992,500

Long-term portion	(50,000)	(-)

	1,967,500	1,992,500

Discount on convertible notes payable	(-)	(-)

Current maturities, net of discount	$1,967,500	$1,992,500

At March 31, 2014 and December 31, 2013, accrued interest due for the notes was $1,379,159 and $1,329,835, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for notes payable for the interim period ended March 31, 2014 and 2013  was $49,324 and $58,103, respectively.

The long term portion of promissory notes is due as follows: 2015-$50,000

Note 8 - Notes Payable – Related Parties

Notes payable - related party consisted of the following:

	March 31, 2014	December 31, 2013

Promissory notes executed with the CEO bearing interest at an amended rate of 8% per annum originally matured on April 30, 2011. In January 2014, the notes were extended to December 31, 2014.	$504,000	$504,000

A promissory note executed with the CEO bearing interest at 9% per annum originally matured on April 30, 2011. The Company issued 14 warrants with an exercise price of $1,950 per share, as adjusted by the Company’s 1:1,500 reverse stock split, originally matured on May 25, 2011. The fair value of the warrants issued was $24,300. In January 2014, the note was extended to December 31, 2014.	100,000	100,000

A promissory note with the CEO bearing interest at 8% per annum originally matured on April 30, 2011. The Company issued 6 warrants with an exercise price of $750 per share, as adjusted by the Company’s 1:1,500 reverse stock split, which originally matured on February 21, 2012. The fair value of the warrants issued was $3,758. In January 2014, the note was extended to December 31, 2014.	22,000	22,000

Two (2) 10% promissory notes, with the CEO, of $25,000 and 34 restricted shares of the Company’s common stock, as adjusted by the Company’s 1:1,500 reverse stock split, and at market price, for a total of 67 shares, as adjusted by the Company’s 1:1,500 reverse stock split, originally matured on April 30, 2011. In January 2014, the note was extended to December 31, 2014.	50,000	50,000

Promissory notes with the CEO, non-interest bearing, originally matured on April 30, 2011. Partial payments of $6,580 were made towards the notes in August and September 2010 and $2,700 in February 2011. In January 2014, the notes were extended to December 31, 2014.	31,420	31,420

In October 2010, the Company assigned the proceeds of six (6) open accounts receivable invoices, totaling $20,761, to its CEO. The assignment was non-interest bearing and fee free with a due date of November 20, 2010. Partial repayments were made in October 2010 for $4,218 and November 2010 for $4,125. In January 2014, the note was extended to December 31, 2014 (see Note 11).	12,418	12,418

A promissory note executed in March 2011 with the CEO, non-interest bearing, originally matured on April 1, 2011. In January 2014, the note was extended to December 31, 2014.	2,800	2,800

	$722,638	$722,638

At March 31, 2014 and December 31, 2013, accrued interest due for the notes – related parties was $450,321 and $436,493, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for notes payable - related parties for the interim period ended March 31, 2014 and 2013 was $13,828 and $13,828, respectively.

Note 9 - Convertible Secured Notes Payable

Convertible secured notes payable consisted of the following:

	March 31, 2014	December 31, 2013

DART Limited (custodian for Citco Global and as assigned from YA Global/Highgate) (“DART”)	$542,588	$542,588

Current maturities, net of discount	$542,588	$542,588

At March 31, 2014, the Company's outstanding convertible secured notes payable are secured through the note holder's claim on the Company's intellectual property.

The DART secured convertible debentures are matured. The Company has been in contact with the note holder who has indicated that it has no present intention of exercising its right to convert the debentures into restricted shares of the Company's common stock.

Conversions to Common Stock

For the interim period ended March 31, 2014 and 2013, DART and Citco Global had no conversions.

Note 10 – Derivative Financial Instruments

As of March 31, 2014, the Company’s derivative financial instruments are embedded derivatives associated with the Company’s secured and certain unsecured convertible notes, certain warrant agreements and Series B preferred shares.

The Company’s secured convertible debentures issued to YA Global and Highgate in 2005, further assigned to Citco Global (“Citco Global Notes”), and unsecured convertible debentures issued to ten (10) unrelated investors firms: International Capital Group (“ICG”), Asher Enterprises, Inc. (“Asher”), Auctus Private Equity Fund (“Auctus”), Herbert Klei (“Klei”), Iconic Holdings, LLC (“Iconic”), Southridge Partners II, LP ("Southridge"), Tonaquint, Inc. ("Tonaquint"), WHC Capital, LLC ("WHC"), James Solakian ("Solakian"), Tarpon Bay Partners ("Tarpon"), LG Capital Funding, LLC ("LG Capital"), JMJ Financial and Adar Bays, LLC ("Adar Bays") are hybrid instruments, which individually warrant separate accounting as a derivative instrument. In July 2012, the Company was notified by Citco Global that the custodian for the Citco Global Notes is D.A.R.T. Limited (“DART”). The Citco Global Notes are hereinafter referred to as the “DART Notes” (see Notes 5 and 9).

In October 2013, the Company entered into a purchase agreement with Tonaquint which included five year warrants for 61,111 shares of the Company's common stock, as adjusted by the Company's 1:1,500 reverse stock split, at an exercise price of $0.40, subject to adjustments (see Note 12). The terms of the warrants are as follows:

•

The warrants have an expiration date five years from issuance on October 13, 2018;

•

The exercise price resets to a floor which may be adjusted in the initial six months after issuance;

•

As of March 31, 2014, no warrants have been exercised.

Because the warrants have reset features (full reset feature and certain anti-dilution rights) based upon the issuance of equity securities by the Company in the future (the exercise price reset floor is adjusted in the initial 6 months from issuance), they are subject to derivative liability treatment.

For the interim period ended March 31, 2014, the Company sold subscriptions to three individuals for the purchase of shares of its Series B preferred stock at $1.50 per share. The Company sold a total of 42,002 shares, for $63,000, that are convertible into shares of its common stock at a 40% discount to current market value, defined as the average of the immediately prior five trading day's closing prices upon receipt of a conversion notice, and with a minimum price level set by the Company's Board of Directors at $0.005. The Series B preferred shares can be converted at any time after six months from the subscription agreements, but only once every 30 days (see Note 12). Because of the conversion feature of the Series B preferred shares, they are subject to derivative liability treatment.

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

(2)

Valuation Assumptions - Change in Fair Value of Derivative Liability Related to DART Notes

The following assumptions were used for the valuation of the derivative liability related to the Notes at March 31, 2014:

•

The principal balance of the DART Notes of $532,395;

•

The stock price of $0.000095 based on market data;

•

An event of default (in default as of 3/31/14) would occur 50% of the time, increasing 0.10% per month to a maximum of 95% with the Company most likely to negotiate an extension;

•

Alternative financing would be initially available to redeem the note 10% of the time and increase monthly by 0.1% to a maximum of 20%:

•

The monthly trading volume would average $564,345 over a year and would increase at 1% per period;

•

The projected volatility curve for each valuation period was based on the Company’s historical volatility:

1 year

12/31/13

299%

3/31/14

381%

•

The Holder would automatically convert the notes at a stock price of the higher of $0.13 (2 times the conversion price or 1.5 times the stock price) if the registration was effective and the company was not in default.

As of March 31, 2014, the estimated fair value of derivative liabilities on secured convertible notes of DART was $36,369.

(3)

Valuation Assumptions - Change in Fair Value of Derivative Liabilities Related to ICG, Asher, Auctus, Klei, Iconic, Southridge, Tonaquint, WHC, Solakian, Tarpon, LG Capital, JMJ Financial and Adar Bays Notes and the Series B preferred stock.

The following assumptions were used for the valuation of the derivative liability related to the ICG, Asher, Auctus, Klei, Iconic, Southridge, Tonaquint, WHC, Solakian, Tarpon, LG Capital, JMJ Financial and Adar Bays Notes at issuance, conversion and period ended March 31, 2014:

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

As of March 31, 2014, the estimated fair value of derivative liabilities on the unsecured convertible notes from ICG, Asher, Auctus, Klei, Iconic, Southridge, Tonaquint, WHC, Solakian, Tarpon, LG Capital, JMJ Financial and Adar Bays was $661,931.

As of March 31, 2014, the estimated fair value of derivative liabilities related to the Tonaquint warrants was $1,591.

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in the fair value of the derivative financial instruments and the changes in the fair value of the derivative financial instruments, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liability)	Total

Balance, December 31, 2012	$(375,634)	$(375,634)

Purchases, issuances and settlements	(456,794)	(456,794)

Transfers in and/or out of Level 3	-	-

Total gains or losses (realized/unrealized) included in:

Net income (loss)	312,995	312,995

Other comprehensive income (loss)	-	-

Balance, December 31, 2013	$(519,433)	$(519,433)

Purchases, issuances and settlements	(111,698)	(111,698)

Transfers in and/or out of Level 3	-	-

Total gains or losses (realized/unrealized) included in:

Net income (loss)	(68,760)	(68,760)

Other comprehensive income (loss)	-	-

Balance, March 31, 2014	$(699,891)	$(699,891)

Note 11 - Commitments and Contingencies

Payroll Taxes

At March 31, 2014, the Company recorded $53,901 of payroll taxes, of which approximately $45,000 were delinquent from the year ended December 31, 2003. The Company had also recorded $32,462 of related estimated penalties and interest on the delinquent payroll taxes. In March 2014, the Company determined to re-examine the nature and amounts of this accrued liability.

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

Future minimum payments required under this non-cancelable operating lease were as follows:

Year ending December 31:

2014 (remainder)	34,263

2015	45,684

2016	3,807

$83,754

Consulting Agreements

In December 2009, the Company entered into a retainer agreement with an attorney, whereby the attorney will act as in-house counsel for the Company with respect to all general corporate matters.  The agreement is at will and required a payment of 67 shares of common stock, valued at $75 per share, as adjusted by the Company’s 1:1,500 reverse stock split, upon execution. Commencing on January 1, 2010, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market (see Note 12).  The common shares to be issued are not affected by the Company's 1:1,500 reverse stock split.

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

In January 2012, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining investors. The consultant will receive a commission of 5% of all financing raised as a result of the consultant’s efforts. The consultant will also receive, as a commission, 10% of all financing raised as a result of the consultant’s efforts in the form of warrants to purchase shares of the Company’s common stock, exercisable at $30 per share expiring, as adjusted by the Company’s 1:1,500 reverse stock split, three (3) years from the date of issuance (see Note 12). The term of the agreement was two (2) years. As of March 31, 2014, no financing was raised relating to the agreement.

In February 2012, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining clients. The consultant will receive a commission of 50% of all contracted revenues and the first renewal of all contracted revenues for new clients and 25% of all contracted revenues for existing clients, recorded as a result of the consultant’s efforts. In March 2012, the agreement was amended to increase the 25% commission rate for existing clients to 35%. The parties may elect to remit commissions in the form of restricted shares of the Company’s common stock, with a maximum amount of shares issued in one (1) year not to exceed 3,333 shares, as adjusted by the Company’s 1:1,500 reverse stock split,. The agreement also includes performance incentives whereby the consultant will receive bonus restricted shares of the Company’s common stock at the end of the agreement term as follows: one million shares if contracted revenues exceed $1,000,000, two million shares if contracted revenues exceed $2,000,000, three million shares if contracted revenues exceed $3,000,000 and four million shares if contracted revenues exceed $4,000,000. At the end of the first year of the agreement, the consultant will also have the option to purchase restricted shares of the Company’s common stock directly from the Company at a 25% discount of the then current market price on the last day of the contract, up to a maximum of 3,333 shares, as adjusted by the Company’s 1:1,500 reverse stock split. The term of the agreement is one (1) year with automatic renewals. In July 2012, the parties extended the term of the agreement to October 31, 2013. As of March 31, 2014, no revenues were recorded relating to the agreement.

In April 2012, the Company entered into a consulting agreement with a firm whereby the consultant will provide public relations services to the Company. The consultant will receive a fee of $7,000 per month and $500 per month in the form of restricted shares of the Company's common stock valued on the closing market price of the first day of each month that the agreement is in effect. The agreement term was from May 1, 2012 to October 31, 2012 and may be renewed upon mutual agreement. In October 2012, the agreement was extended to April 30, 2013. In April 2013, a new agreement was executed with the consultant with the same terms and conditions with an expiration date of October 31, 2013 (see Note 12).

In January 2013, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining investors. The consultant will receive a commission of 10% cash plus 10% warrant coverage, to be negotiated per deal, of all financing raised as a result of the consultant’s efforts. The warrants to purchase shares of the Company’s common stock, exercisable at a per share price of the dollars invested divided by the strike price of the investment, with a 20% exercise price premium, expiring four (4) years from the date of issuance and vesting over six (6) months. The term of the agreement was one (1) year. As of March 31, 2014, no financing was raised relating to the agreement.

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

In June 2013, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining clients. The consultant will receive a commission of 10% of all directly contracted revenues and 5% of revenues contracted through a third party, recorded as a result of the consultant’s efforts. The parties may elect to remit commissions in the form cash or restricted shares of the Company’s common stock (at a share price to be determined), or a combination of both. The term of the agreement is one (1) year with automatic renewals. As of March 31, 2014, no revenues were recorded relating to the agreement.

In June 2013, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining investors. The consultant will receive a commission of $5,000, per deal, of all financing raised as a result of the consultant’s efforts. The term of the agreement was six (6) months. In 2013, the consultant received $5,000 as a result of financing raised relating to the agreement.

In July 2013, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining lending sources. The consultant will receive a commission of 10%, per deal, of net funding received by the Company as a result of the consultant’s efforts. The term of the agreement is twelve (12) months. As of March 31, 2014, no lending has resulted from the agreement.

In August 2013 the Company executed a retainer agreement with its an attorney to enforce its patent rights, in the State of Washington, as “Out-of-Band Authentication” is becoming the standard for authenticating consumers in the financial market.

In December 2013, the Company entered into a revenue share agreement with a firm whereby the consultant will assist the Company is obtaining new clients. The consultant will receive a commission of 5% on any revenues resulting from new clients obtained relating to the agreement. Either party may terminate the agreement by notifying the other party in writing.  As of March 31, 2014, no revenues were recorded as a result the consultant's efforts relating to the agreement.  In December 2013, the Company executed an advertising contract with the consultant for various marketing services to be provided from December 2013 to March 2014, at a cost of $975 per month. In March 2014, the Company executed an extension to the advertising contract with the consultant for various marketing services to be provided from April 2014 to July 2014, at a cost of $875 per month.

In December 2013, the Company entered into a consulting agreement with a firm whereby the firm will serve as a testifying expert as the Company enforces its patent rights through litigation. The Company shall compensate the consultant at a rate of $650 per hour for consultant services and $750 per hour for services relating to court testimony. As of March 31, 2014, no fees have been remitted to the consultant relating to this agreement.

In March 2014, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining investors. The consultant will receive a commission of 10% cash per deal, plus warrants to purchase shares of the Company's common stock, to be negotiated per deal, of all financing raised as a result of the consultant’s efforts. In March 2014, the consultant received cash commissions of $28,500 as a result of financing raised relating to the agreement. In March 2014, the Company issued warrants to purchase 4,000 shares of its common stock, exercisable at $0.21 per share price for 3,000 shares and $0.32 per share for 1,000 shares to the consultant per the terms of the agreement. The warrant shares have a 50% exercise price premium and expire three (3) years from the date of issuance. The warrants were not be affected by the Company's reverse stock split. The term of the agreement is per deal.

In March 2014, the Company executed a retainer agreement, for $5,000, with an attorney to assist the Company in responding to a February 2014 Depository Trust and Clearing Corporation ("DTCC") inquiry, including the issuance of a legal opinion letter. The DTCC inquiry was resolved in April 2014.

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

In March 2012, the Company executed a term sheet with an investor firm whereby the firm would invest in the Company $53,000 in the form of a convertible promissory note, bearing interest at 8% per annum maturing nine (9) months from the date of issuance. A closing fee of $3,000 would be deducted from the tranche and the note would include a tiered prepayment penalty. The investor firm may process conversions after six months from the date of the closing. Conversions would include a 42% discount to the average closing bid price of the Company’s common stock for the previous ten (10) days of a conversion notice, using the average of the three (3) lowest trading prices. In April 2012, the Company received the tranche of $50,000, net of $3,000 closing fee, and executed a convertible promissory note and securities purchase agreement per the terms of the term sheet. In May 2012, the investor firm invested an additional $32,500 in the Company governed by the term sheet and in the form of a convertible promissory note for $32,500. The Company received the second tranche of $30,000, net of a $2,500 closing fee, in May 2012. In July 2012, the investor firm invested an additional $42,500 in the Company governed by the terms of a July 2012 term sheet and in the form of a convertible promissory note for $42,500. The Company received the third tranche of $40,000, net of a $2,500 closing fee, in July 2012. In November 2012, the Company executed a new term sheet with the investor firm and received $30,000, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In December 2012, the Company executed a new term sheet with the investor firm and received $40,000, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In February 2013, the Company executed a new term sheet with the investor firm and received $40,000, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In April 2013, the Company executed a new term sheet with the investor firm and received $40,000, net of a $2,500 legal fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In June 2013, the Company executed a new term sheet with the investor firm and received $40,000, net of a $2,500 legal fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In July 2013, the Company executed a new term sheet with the investor firm and received $37,500, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In August 2013, the Company executed a new term sheet with the investor firm and received $37,500, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the term sheet (see Note 5). The Company recorded all of the closing fees of $13,000 in 2012 and $2,500, from the February 2013 term sheet, for the year ended December 31, 2013, as deferred financing costs. The fees of $10,000, from the April, June, July and August 2013 term sheets, were expensed as legal fees for the year ended December 31, 2013. In February 2014, the Company executed a new term sheet with the investor firm and, in March 2014, received $50,000, net of a $3,000 legal fee, and executed a convertible promissory note and securities purchase agreement per the term sheet (see Note 5). The debentures contain an embedded derivative feature (see Note 10). For the interim period ended March 31, 2014 and 2013, the Company expensed $0 and $366, respectively, of financing expenses related to the deferred financing costs.

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

Debt Purchase Agreements

In June 2013, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a convertible note holder and an unrelated party, the Company settled and transferred $33,255 of the note balance, plus accrued interest of $36,920, to the unrelated party in the form of a convertible note for $50,000. Accrued interest of $21,175 was forgiven (see Notes 5 and 7). The new debenture contains an embedded derivative feature (see Note 10).

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

In October 2013, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a promissory note holder and an unrelated party, the Company transferred $70,000 of the note balance to the unrelated party in the form of a convertible note for $70,000 (see Notes 5 and 7). The new debenture contains an embedded derivative feature (see Note 10).

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

In November 2013, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a convertible promissory note holder and an unrelated party, the Company transferred $70,000 of the note balance to the unrelated party in the form of a convertible note for $70,000 (see Notes 5 and 7). The new debenture contains an embedded derivative feature (see Note 10).

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

In March 2014, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a promissory note holder and an unrelated party, the Company transferred $25,000 of the accrued interest balance to the unrelated party in the form of a convertible note for $25,000 (see Notes 5 and 7). The new debenture contains an embedded derivative feature (see Note 10).

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

Assignment

In October 2010, the Company assigned the proceeds of six of the Company’s open receivables invoices, in the total amount of $20,761, to its CEO. The assignment was non-interest bearing and fee free with a due date for repayment of November 20, 2010. Partial repayments of the assignment were made in October 2010 for $4,218 and November 2010 for $4,125. The due date of the assignment has been extended to December 31, 2014 (see Note 8).

Due to Factor

In March 2007, the Company entered into a sale and subordination agreement with a factoring firm whereby the Company sold its rights to two invoices, from February 2007 and March 2007, totaling $470,200 to the factor.  Upon signing the agreement and providing the required disclosures, the factor remitted 65%, or $144,440, of the February 2007 invoice and a certain percentage of $53,010 of the March 2007 invoice to the Company.  The Company paid a $500 credit review fee to the factor relating to the agreement.  Per the terms of the agreement, once the Company’s client remits the invoice amount to the factor, the factor deducts a discount fee from the remaining balance of the factored invoices and forwards the net proceeds to the Company.  The discount fee is computed as a percentage of the face amount of the invoice as follows: 2.25% fee for invoices paid within 30 days of the down payment date with an additional 1.125% for each 15 day period thereafter. In September 2007, the February 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In December 2007, the March 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In February 2008, the Company and the factor agreed to a total settlement amount of $75,000, which was scheduled to be paid by the Company to the factor in September 2008 unless both parties mutually agreed to extend the due date. In September 2008, the Company and the factor reached a verbal agreement to extend the due date to December 31, 2008. The Company is pursuing a further extension. As of March 31, 2014, the balance due to the factor by the Company was $209,192 including interest.

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

Sales of Shares of Series B Preferred Stock

In February 2014, the Company sold subscriptions to three individuals for the purchase of shares of its Series B preferred stock at $1.50 per share. The Company sold a total of 25,335 shares, for $38,000, that are convertible into shares of its common stock at a 40% discount to current market value, defined as the average of the immediately prior five trading day's closing prices upon receipt of a conversion notice, and with a minimum price level set by the Company's Board of Directors at $0.005. The Series B preferred shares can be converted at any time after six months from the subscription agreements, but only once every 30 days. The conversion feature of the subscription agreement contains an embedded derivative (see Note 10).

In March 2014, the Company sold subscriptions to one individual for the purchase of shares of its Series B preferred stock at $1.50 per share. The Company sold a total of 16,667 shares, for $25,000, that are convertible into shares of its common stock at a 40% discount to current market value, defined as the average of the immediately prior five trading day's closing prices upon receipt of a conversion notice, and with a minimum price level set by the Company's Board of Directors at $0.005. The Series B preferred shares can be converted at any time after six months from the subscription agreements, but only once every 30 days. The conversion feature of the subscription agreement contains an embedded derivative (see Note 10).

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

In March 2014, the Company's transfer agent issued 1,633 shares of the Company's common stock, valued at $302, as rounding shares relating to the Company's 1:1,500 reverse stock split of the Company's issued and outstanding shares of common stock that was adopted in March 2014.

Issuance of Common Stock for Services

In December 2009, the Company entered into a retainer agreement with an attorney, whereas the attorney acts as house counsel for the Company with respect to all general corporate matters.  The agreement is at will and required a payment of 67 shares of common stock, valued at $75 per share, as adjusted by the Company’s 1:1,500 reverse stock split, due upon execution. Commencing on January 1, 2010, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market, and the total of which remains 2,500 shares post to the Company's reverse stock split. In December 2012, the Company recorded $19 in legal fees related to the agreement, as common stock to be issued. The 5 shares of restricted common stock, as adjusted by the Company’s 1:1,500 reverse stock split, were issued in February 2013. For the interim period ended March 31, 2014 and 2013, the Company issued a total of 15,000 shares of restricted common stock, 7,500 shares were from 2013, valued at $2,655 and 5 shares of restricted common stock, as adjusted by the Company’s 1:1,500 reverse stock split, valued at $71, respectively, all of which have been expensed as legal fees, related to the agreement.

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

Issuance of Common Stock for Financing

In March 2010, the Company executed a promissory note for $50,000 with its CEO, bearing interest at 10% per annum, maturing on April 30, 2011. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 34 restricted shares of the Company’s common stock, valued at $37.50 per share and expensed in 2010, for a total of 68 shares of common stock, as adjusted by the Company’s 1:1,500 reverse stock split. In January 2014, the note was extended to December 31, 2014 (see Note 8).

In April 2010, the Company executed a promissory note for $80,000, bearing interest at 10% per annum, maturing on July 23, 2010. As consideration for executing the note, the Company issued 334 shares of restricted common stock, valued at $31.50 per share, as adjusted by the Company’s 1:1,500 reverse stock split, and expensed in 2010, to the note holder. On May 2, 2011, the Company repaid $10,000 of the note balance to the note holder. Per the terms of a settlement agreement that the Company executed with the note holder in January 2012, the Company issued 3,373 restricted shares of its common stock, valued at $24.75 per share, as adjusted by the Company’s 1:1,500 reverse stock split, to the note holder as settlement of the remaining note balance of $70,000 plus accrued interest (see Note 7).

In May 2010, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on May 21, 2013. As consideration for executing the note, the Company issued 134 shares of restricted common stock, valued at $13.50 per share, as adjusted by the Company’s 1:1,500 reverse stock split, to the note holder. For the interim period ended March 31, 2014 and 2013, the Company expensed $0 and $150, respectively, of financing expenses related to the shares (see Note 7).

Conversions to Common Stock

For the interim period ended March 31, 2014, the Company received conversion notices from Asher to convert $95,100 of notes dated June 4, 2013 and July 17, 2013, and $4,700 of accrued interest, into 1,029,483 unrestricted shares of our common stock, at conversion prices ranging from $0.09 per share to $0.1112 per share, as adjusted by our 1:1,500 reverse stock split (see Note 5).

For the interim period ended March 31, 2014, the Company received conversion notices from Auctus to convert $17,000 of a note dated May 28, 2013, and accrued interest of $1,579, into 206,438 unrestricted shares of the Company's common stock, at a conversion price of $0.09 per share, as adjusted by the Company’s 1:1,500 reverse stock split (see Note 5).

For the interim period ended March 31, 2014, the Company received conversion notices from Iconic to convert $45,002 of notes dated June 4, 2013 and July 23, 2013, and accrued interest of $4,852, into 553,937 unrestricted shares of the Company's common stock, at a conversion price of $0.09 per share, as adjusted by the Company’s 1:1,500 reverse stock split (see Note 5).

For the interim period ended March 31, 2014, the Company received conversion notices from WHC to convert $24,553 of a note  originally issued to a non-related third party on June 6, 2006, and sold to the investor firm with no additional consideration to the Company, into 282,223 unrestricted shares of the Company's common stock, at a conversion price of $0.087 per share, as adjusted by the Company’s 1:1,500 reverse stock split (see Note 5).

For the interim period ended March 31, 2014, the Company received conversion notices from Tarpon to convert $33,250 of a note originally issued to a non-related third party on February 29, 2008, and sold to the investor firm with no additional consideration to the Company, and $15,000 of accrued interest, into 574,073 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.077056 to $0.10175 per share, as adjusted by the Company’s 1:1,500 reverse stock split (see Note 5). A total of 97,333 of the shares, at a conversion price of $0.077056, were issued in April 2014.

For the interim period ended March 31, 2013, the Company received conversion notices from Asher to convert the balance of the note due on February 8, 2013 of $8,500, and accrued interest of $1,300, and the balance of the note due on April 30, 2013 of $42,500, and accrued interest of $1,700, into 34,852 unrestricted shares of the Company's common stock, at conversion prices from $1.425 to $2.10 per share, as adjusted by the Company’s 1:1,500 reverse stock split (see Note 5).

For the interim period ended March 31, 2013, the Company received a conversion notice from ICG to convert $11,280 of the January 3, 2012 note into 6,667 unrestricted shares of the Company's common stock, as adjusted by the Company’s 1:1,500 reverse stock split. The conversion was processed on January 24, 2013 at a conversion price of $1.692 per share, as adjusted by the Company’s 1:1,500 reverse stock split (see Note 5).

For the interim period ended March 31, 2013, Auctus had no conversions.

Issuance of Warrants and Options for Financing and Acquiring Services

In connection with consulting agreements, the Company issued warrants for 14,044 shares to consultants, as adjusted by the Company’s 1:1,500 reverse stock split, all of which were deemed earned upon issuance, as of March 31, 2014 (see Note 11). The fair value of these warrants granted, estimated on the date of grant using the Black-Scholes option-pricing model, was $1,005,321, which has been recorded as consulting expenses.

In October 2013, the Company entered into a purchase agreement with Tonaquint which included five year warrants for 61,111 shares of the Company's common stock, as adjusted by the Company's 1:1,500 reverse stock split, at an exercise price of $0.40, subject to adjustments. The terms of the warrants are as follows:

•

The warrants have an expiration date five years from issuance on October 13, 2018;

•

The exercise price resets to a floor which may be adjusted in the initial six months after issuance;

•

As of March 31, 2014, no warrants have been exercised.

The Tonaquint warrants contain an embedded derivative (see Note 10).

The table below summarizes the Company’s non-derivative warrant activities through March 31, 2014, as adjusted by the Company’s 1:1,500 reverse stock split:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2012	175,336	$2.25-15,000.00	$73.50	$1,525,791	$-

Granted	61,162	6.00-600.00	600.00	61,636	-
Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	(24,253)	22.50-15,000.00	49.50	(482,177)	-
Balance, December 31, 2013	212,245	$2.25-15,000.00	$238.50	$1,105,250	$-

Granted	4,000	0.21-0.32	0.238	918	-
Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	(1)	15,000.00	15,000.00	(1,709)	-
Balance, March 31, 2014	216,244	$2.25-15,000.00	$234.01	$1,104,459	$-

Vested and exercisable, March 31, 2014	216,244	$2.25-15,000.00	$234.01	$1,104,459	$-

Unvested, March 31, 2014	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2014, as adjusted by the Company’s 1:1,500 reverse stock split:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$15,000.00	2	0.46	$15,000.00	2	0.46	$15,000.00

$22.50-1,200.00	216,242	1.05	$75.00	216,242	1.05	$75.00

$22.50 - $15,000.00	216,244	1.05	$75.14	216,244	1.05	$75.14

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

As of March 31, 2014, options to purchase an aggregate of 8,000 shares of its common stock, as adjusted by the Company’s 1:1,500 reverse stock split, for non-employees were outstanding. The exercise price of the options to purchase 1,333 and 6,667 shares its common stock is $9.00 and $2.7, respectively, yielding a weighted average exercise price of $4.50, as adjusted by the Company’s 1:1,500 reverse stock split. In January 2013, options to purchase an aggregate of 507 of the Company's common stock at $5,400 per share, as adjusted by the Company’s 1:1,500 reverse stock split, were cancelled per an agreement executed with NetLabs, Inc. Also in January 2013, options to purchase an aggregate of 2 shares of the Company's common stock, at $13,500 per share, as adjusted by the Company’s 1:1,500 reverse stock split, expired.

Note 13 - Stock Based Compensation

2004 Equity Incentive Plan

In September 2004, the stockholders approved the Equity Incentive Plan for the Company’s employees (“Incentive Plan”), effective April 1, 2004. The number of shares authorized for issuance under the Incentive Plan was increased to 6,667 in September 2006, 10,000 in March 2007, 13,333 in June 2007, 66,667 in December 2007 and 133,333 in April 2011, as adjusted by the Company’s 1:1,500 reverse stock split,by unanimous consent of the Board of Directors prior to 2011 and by majority consent of the Board of Directors in 2011.

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

The table below summarizes the Company’s 2004 Incentive Plan and 2012 Stock Incentive Plan activities through March 31, 2014, as adjusted by the Company’s 1:1,500 reverse stock split:

	Number of Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2012	93,352	$3.75-15,000.00	$21.00	$3,214,621	$-

Granted	3,334	$3.45	$3.45	$10,000	-
Canceled for cashless exercise	(25)	$1,500.00	$4,200.00	$(41,488)	-

Exercised (Cashless)	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	(4,071)	$30.00 - 120.00	$90.00	$(383,480)	-
Balance, December 31, 2013	92,590	$3.45-15,000.00	$15.45	$2,799,653	$-

Granted	-	-	-	-	-
Canceled	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	(-)	-	-	-	-
Balance, March 31, 2014	92,590	$3.45-15,000.00	$15.45	$2,799,653	$-

Vested and exercisable, March 31, 2014	92,590	$3.45-15,000.00	$15.45	$2,799,653	$-

Unvested, March 31, 2014	-	$-	$-	$-	$-

As of March 31, 2014, options to purchase an aggregate of 92,590 shares of common stock, as adjusted by the Company’s 1:1,500 reverse stock split, were outstanding under the 2004 incentive plan and 2012 Stock Incentive Plan and there were 107,410 shares remaining available for issuance. Also in May 2013, options to purchase an aggregate of 20 shares of the Company's common stock, at $1,500.00 per share and 5 shares of the Company's common stock, at $15,000.00 per share, as adjusted by the Company’s 1:1,500 reverse stock split, were cancelled.

The following table summarizes information concerning 2004 Incentive plan and 2012 Stock Incentive Plan as of March 31, 2014, as adjusted by the Company’s 1:1,500 reverse stock split:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$15,000	16	0.52	$15,000.00	16	0.52	$15,000

$1,500	50	2. 26	$1,500.00	50	2.26	$1,500

$3.75-562.50	89,190	1.89	$15.00	89,190	1.89	$15

$3.45	3,334	8.75	$3.45	3,334	8.75	$3.45

$3.45-15,000	92,590	2.13	$17.98	92,590	2.13	$17.98

 Note 14 - Concentration of Credit Risk

Customers and Credit Concentrations

Revenue concentrations and the accounts receivables concentrations are as follows:

	Net Sales for the Interim Period Ended		Accounts Receivable at
	March 31, 2014	March 31, 2013	March 31, 2014	December 31, 2013

Customer A	35.9%	15.9%	36.2%	25.9%

Customer B	34.5%	-%	-%	-%

Customer C	11.2%	-%	-%	-%

Customer D	-%	50.4%	-%	-%

Customer E		21.7%

Customer F	-%	-%	32.2%	-%

Customer G	-%	%	18.2%	-%

	81.6%	88.0%	86.6%	25.9%

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

Convertible Notes Payable

In April 2014, per the terms of a term sheet executed with an investment firm in April, the Company issued a convertible note for $53,000, net of a legal fee of $3,000 for a total received of $50,000, bearing interest at 8% per annum, maturing on January 15, 2015. The debenture contains an embedded derivative feature.

In April 2014, the Company issued a convertible note for $50,000 with an unrelated party, bearing interest at 10% per annum, maturing on April 1, 2015. The debenture contains an embedded derivative feature.

In April 2014, the Company issued a convertible note for $26,250, net of a legal fee of $1,250 for a total received of $25,000, with Tonaquint, bearing interest at 12% per annum, maturing on April 29, 2015. The debenture contains an embedded derivative feature.

Term Sheet

In April 2014, the Company executed a term sheet with Auctus whereby Auctus would invest in the Company $27,250 in the form of a convertible promissory note, bearing interest at 8% per annum maturing nine (9) months from the date of issuance. A legal fee of $2,750 would be deducted from the tranche. The investor firm may process conversions after six months from the date of the closing. Conversions would include a 40% discount to the average closing bid price of the Company’s common stock for the previous two (2) days of a conversion notice.

Debt Purchase Agreement

In April 2014, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a promissory note holder and an unrelated party, the Company transferred $25,000 of accrued interest of a note dated February 29, 2008 to the unrelated party in the form of a convertible note for $25,000. The new debenture contains an embedded derivative feature.

In April 2014, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a promissory note holder and an unrelated party, the Company transferred $100,000 of a note dated January 23, 2009 to the unrelated party in the form of a convertible note for $100,000. The new debenture contains an embedded derivative feature.

Consulting Agreement

In April 2014, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining investors. The consultant will receive a commission of 10% cash per deal, plus warrants to purchase shares of the Company's common stock, to be negotiated per deal. The warrants shall not be affected by the Company's reverse stock split. The term of the agreement is per deal.  In April 2014, the consultant received a cash commission of $5,000 as a result of financing raised relating to the agreement. The consultant also received warrants to purchase 1,000 shares of the Company's common stock, with an exercise price of $0.22 per share, and an expiration date of April 2, 2017.

Sales of Shares of Series B Preferred Stock

In April 2014, the Company sold subscriptions to one individual for the purchase of shares of its Series B preferred stock at $1.50 per share. The Company sold a total of 33,334 shares, for $50,000, that are convertible into shares of its common stock at a 40% discount to current market value, defined as the average of the immediately prior five trading day's closing prices upon receipt of a conversion notice, and with a minimum price level set by the Company's Board of Directors at $0.005. The Series B preferred shares can be converted at any time after six months from the subscription agreements, but only once every 30 days. The conversion feature of the subscription agreement contains an embedded derivative.

Conversions to Common Stock

In April 2014, the Company received a conversion notice from Auctus to convert $10,000 of a note, dated October 1, 2013, into 238,096 unrestricted shares of the Company's common stock, at a conversion price of $0.042 per share, as adjusted by the Company’s 1:1,500 reverse stock split.

In April 2014, the Company received a conversion notice from Iconic to convert $19,272 of a note, dated October 4, 2013, into 534,443 unrestricted shares of the Company's common stock, at a conversion price of $0.03606 per share, as adjusted by the Company’s 1:1,500 reverse stock split.

In April 2014, the Company received a conversion notice from Tarpon to convert $10,000 of accrued interest relating to a note originally issued to a non-related third party on February 29, 2008, and sold to the investor firm with no additional consideration to the Company, into 302,526 unrestricted shares of the Company's common stock, at a conversion price of $0.033055 per share, as adjusted by the Company’s 1:1,500 reverse stock split.

In April 2014, the Company received conversion notices from WHC Capital to convert $13,323 of notes originally issued to a non-related third party on June 9, 2006 and January 23, 2009, and sold to the investor firm with no additional consideration to the Company, into 321,579 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.031958 per share to $0.0812 per share, as adjusted by the Company’s 1:1,500 reverse stock split.

In May 2014, the Company received a conversion notice from Iconic to convert $9,963 of a note, dated October 4, 2013, into 332,106 unrestricted shares of the Company's common stock, at a conversion price of $0.03 per share, as adjusted by the Company’s 1:1,500 reverse stock split.

In May 2014, the Company received conversion notices from Tarpon to convert $21,300 of accrued interest relating to a note originally issued to a non-related third party on February 29, 2008, and sold to the investor firm with no additional consideration to the Company, into 794,764 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.02365 per share to $0.033055 per share, as adjusted by the Company’s 1:1,500 reverse stock split.

In May 2014, the Company received a conversion notice from Tonaquint to convert $10,000 of a note, dated October 18, 2013, into 302,480 unrestricted shares of the Company's common stock, at a conversion price of $0.03306 per share, as adjusted by the Company’s 1:1,500 reverse stock split.

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

In February 2013, we executed a retainer agreement with our patent attorneys to aggressively enforce our patent rights as “Out-of-Band Authentication” is becoming the standard for authenticating consumers in the financial market. In February 2013, our patent attorneys submitted a new “Out-of-Band” Patent continuation, which has been granted.

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

In April 2014, we were granted our third patent relating to our “Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System” Patent No. 8,713,701.

We completed the development of our ProtectID® platform at the end of June 2006, we completed the core development of our keyboard encryption and anti-keylogger product, GuardedID®, in December 2006 and continue the development of our new mobile product, MobileTrust®, with continuous enhancements to all, which the first two are currently being sold and distributed. Our suite of products is targeted to the financial, e-commerce, corporate, government, healthcare, legal, insurance, technology and consumer sectors. We seek to locate customers in a variety of ways. These include contracts primarily with value added resellers and distributors (both inside the United States and internationally), direct sales calls initiated by our internal staff, exhibitions at security and technology trade shows, through the media, through consulting agreements, and through our own and agent relationships. Our sales generate revenue either as an Original Equipment Manufacturer (“OEM”) model, through a Hosting/License agreement, bundled with other company’s products or through direct purchase by customers. We price our products for cloud consumer transactions based on the number of transactions in which our software products are utilized. We also price our products for business applications based on the number of users. These pricing models provide our company with one-time, monthly, quarterly and yearly recurring revenues. We are also generating revenues from annual maintenance contracts, renewal fees and expect, but cannot guarantee, an increase in revenues based upon the execution of various agreements that we have recently closed and are being implemented during the second half of 2014.

We generated all of our revenues of $90,901 for the three months ended March 31, 2014, compared to $160,991 for the three months ended March 31, 2013, from the sales of our security products. The decrease in revenues is primarily due to the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology caused by our initiated litigation with one of our channel partners, WhiteSky, Inc. ("WhiteSky"), as well as delays in realizing revenues from certain of our new distributors' clients, and in delayed rollout of our new mobile security technologies. We believe we have opportunities through our sales channels, including current pilots that we expect, but cannot guarantee, will increase revenues throughout 2014 especially with the addition of our new mobile security products and new multi-marketing partners.

We market our products globally to financial service firms, healthcare related companies, legal services companies, e-commerce companies, gaming, automotive, government agencies, multi-level marketing groups, the enterprise market in general, and with virtual private network companies, as well as technology service companies that service all the above markets. We seek such sales through our own direct efforts and primarily through distributors, resellers and third party agents internationally. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in multiple production installations and pilot projects with various distributors, resellers and direct customers primarily in the United States and also globally. Our GuardedID® product is also being sold directly to consumers, primarily through the Internet as well as distributors, resellers, third party agents, affiliates and potential OEM agreements by bundling GuardedID® with their products (providing a value-add and competitive advantage to their own products and offerings). Currently this is the most active market for us with multiple programs in pre-production and some already in production. We anticipate increases in revenues in the second half of 2014 from these programs. In addition, we have completed the development and testing our new mobile products, MobileTrust® and GuardedID® Mobile Software Development Kit (SDK), which is currently in Beta and close to production rollout. The mobile products play a major role in our 2014 revenue projections that we anticipate will increase greatly during the second half of 2014.

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

Our executive office is located at 1090 King Georges Post Road, Suite 603, Edison, NJ 08837. Our telephone number is (732) 661-9641. We have 7 employees. Our Company’s website is www.strikeforcetech.com (we are not including the information contained in our website as part of, nor should the information be relied upon or incorporated by reference into, this report on Form 10-Q).

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

From our MobileTrust® security new mobile application, which is now completing beta testing, we have created and announced two new programs: our new ProtectID® Mobile OTP (One Time Password) to be used with ProtectID®; and our new GuardedID® Mobile keystroke encryption software development kit (SDK). We anticipate that both new products will be production ready in the second half of 2014 timeframe, respectively. With the creation of this new GuardedID® Mobile SDK, we intend to focus the sales of this software product to the development groups of our target markets to be added to their mobile applications. Management has already received requests for this software, as keystroke encryption malware continues to grow and remain a major problem for the cyber security market, now focusing on mobile devices.

Our primary target markets include financial services such as banks and insurance companies, healthcare providers, legal services, government agencies through integrators, technology platforms, e-commerce based services companies, telecommunications and cellular carriers, technology software companies, government agencies and consumers, especially for our mobile and keystroke encryptions products. We are focusing our concentration on cyber security and data breach strategic problem areas, such as where compliance with financial, healthcare, legal and government regulations are key and stolen passwords are used to acquire private information illegally. In the fourth quarter of 2011, we executed a multi-year contract with a major US financial lender who utilizes our ProtectID® solution for its over 12,000,000 employees, administrators and consumers. The contract became revenue producing in the fourth quarter of 2011 for a three year auto-renewable term. In the first quarter of 2012, we executed a multi-year contract with a healthcare facility who utilizes our ProtectID® solution for its employees and administrators. The contract became revenue producing in the first quarter of 2012 for a three year auto-renewable term. During the second half of 2012, we signed on additional distributors and resellers from which we started to generate revenues in 2013, as they implemented their sales strategies for our products. In the fourth quarter of 2013, a number of our channel partners had pilots and client implementations in place that are already commencing to increase our revenues in throughout 2014. With our mobile products projected to go into production by mid-2014, we anticipate increased revenues throughout 2014 and into 2015.There is no guarantee as to the timing and success of these efforts.

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

We seek to generate revenue through fees for ProtectID® based on client consumer usage in the financial, healthcare services and legal services markets, as well as enterprises in general, through our Cloud Service, plus one-time and annual per person fees in the enterprise markets which often are for in-house installations of our products, and set-up and recurring transaction fees when the product is accessed in our Cloud Service, along with yearly maintenance fees, and other one-time and recurring fees. We also intend to generate revenues through sales of our GuardedID® product. GuardedID® pricing is for an annual license and we discount for volume purchases. GuardedID® pricing models, especially when bundling through OEM contracts, include monthly and quarterly recurring revenues. As more agreements are reached by our distributors, we are experiencing monthly increasing sales growth, through the execution of GuardedID® bundled OEM agreements. We also provide our clients a choice of operating our ProtectID® software internally by licensing it or through our hosted Cloud Service or a hybrid that some clients have implemented. GuardedID® requires a download on each and every computer it protects, whether for employees or consumers. We have three GuardedID® products, (i) a standard version which protects browser data entry only, (ii) a premium version which protects almost all the applications running under Microsoft Windows on the desktop, including Microsoft Office Suite and almost all applications running on the desktop and (iii) an Enterprise version which, in addition, provides the Enterprise administrative rights and the use of Microsoft’s Enterprise tools for the product’s deployment.  Our new MobileTrust® mobile product will be priced for the consumer through the appropriate mobile phone stores, as well as direct sales for higher volume enterprises, including volume discounts to the degree allowed by the telecommunications providers. Our new GuardedID® Mobile SDK (software development kit) will be priced either at a one time or annual fee based on volume or number of users or one price for the entire enterprise plus maintenance. We anticipate, but can provide no assurances, that this product offering will result in the largest number of sales and related revenues for us in the second half of 2014.

Our management believes that our products provide a cost-effective and technologically competitive solution to address the increasing problems of network security and identity theft in general. Updated guidance for the Federal Financial Institutions Examination Council (“FFIEC”) regulations include the requirement for solutions that have Two-Factor Out-of-Band Authentication and products that stop keylogging malware, real time, which our management believes our proprietary products uniquely and directly address. This new updated guidance went into effect as of January 1, 2012. Additionally, the 2013 Verizon Data Breach report, published in April 2013, stated that 80% of all the data breaches they reported would not have occurred if the corporations used two factor authentication, such as our ProtectID® system. The report also indicates that over 79% of the data breaches would most likely not have occurred if the corporations breached used anti-keylogging software, other than the typical anti-virus programs. Based on the FFIEC requirement in the latest FFIEC update that was published in June 2011 (being enforced as of January 2012) the latest Verizon Data Breach Report and the new articles from the White House urging law firms and legal services firms to add two factor authentication, we have recently experienced a growing increase in pilots and sales orders and inquiries specifically in the financial and legal markets. In January 2014, PCI Compliance published an update that includes the requirement for not only encrypting data at rest, but also to encrypt data in motion including the keystrokes users enter in their device. Additionally, Symantec's senior vice-president for information security, Brian Dye, told the Wall Street Journal that anti-virus "is dead", in an article published in May 2014. However, there can be no assurance that our products will continue to gain acceptance and continue to grow in the commercial marketplace or that one of our competitors will not introduce technically superior products.

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

4. Original Equipment Manufacturers (OEM): SFT products are sold to other security technology vendors that integrate ProtectID® and GuardedID® and now GuardedID® Mobile SDK into their products (bundling) and services providing for monthly/annual increasing recurring revenues or other models as the SDK enters the market during the second half of 2014.

5. Internet sites that sell GuardedID® to consumers and small enterprises, such as affiliates.

6. Technology and other providers and resellers, agents and distributors interested in purchasing and or selling our new MobileTrust® cyber solution for all mobile devices, initially for all Apple and Android devices, that will be in production during the third quarter of  2014.

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

Intellectual Property

We are working with our patent attorneys to aggressively enforce our patent rights per the terms of a retainer agreement executed in February 2013. Our patent attorneys also filed third and fourth “Out of Band” continuation patents. The third patent was recently granted and the fourth patent is pending.. We currently have three patents granted to us for Out-of-Band.

We are also working with our patent attorneys to plan our strategy to aggressively enforce our patent rights relating to our newly granted Keystroke Encryption patent that helps protect our GuardedID® products. We were granted our first related keystroke encryption patent and received a Notice of Allowance for a continuation patent. Our patent attorneys also filed a third Keystroke Encryption patent that is now pending.

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

Our primary strategy during the last quarter of 2013 was to focus on the growth and support of our channel partners, including distributors, resellers and original equipment manufacturers (OEMs), along with our newly signed sales consultants. Secondly, our internal sales team will target potential direct sales in industries that management believes provides the greatest potential for short term sales. These include small to medium sized financial institutions, government agencies, e-commerce, healthcare, legal and enterprise businesses. We are also executing agreements with strategic resellers and distributors for marketing, selling and supporting our products internationally. We utilize distributors, resellers and agents to generate the bulk of our sales internationally, realizing that this strategy takes longer to nurture, however progressing well. We contend that we are starting to realize positive results with our sales channel and look forward to a very successful 2014 through the sales channel and from our new mobile products. There can be no assurances, however, that we will succeed in implementing our sales strategy. Although management believes that there is an increasingly strong market for our products as the need for cyber security solutions increases globally, as supported by the RSA Security Show responses we received in February 2014, we have not generated substantial revenue from the sale of our products and there is no assurance we can secure a market sufficient to permit us to achieve profitability in the next twelve months.

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

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2013

Revenues for the three months ended March 31, 2014 were $90,901 compared to $160,991 for the three months ended March 31, 2013, a decrease of $70,090 or 43.5%. The decrease in revenues was primarily due to the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology relating to our initiated litigation with one of our channel partners, WhiteSky, Inc. ("WhiteSky"), as well as delays in realizing revenues from some of our new distributor’s clients, and in delayed rollout of our new mobile security technologies We have opportunities, through our sales channels, including current pilots, that we expect, but cannot guarantee, will increase revenues in the third quarter of 2014.

Revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign on fees, and recurring transaction revenues. Hardware sales for the three months ended March 31, 2014 were $6,068 compared to $6,947 for the three months ended March 31, 2013, a decrease of $879. The decrease in hardware revenues was primarily due to the decrease in our sales of our one-time-password token key-fobs.  Software, services and maintenance sales for the three months ended March 31, 2014 were $84,833 compared to $154,044 for the three months ended March 31, 2013, a decrease of $69,211. The decrease in software, services and maintenance revenues was primarily due to the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology relating to our initiated litigation with WhiteSky.

Cost of revenues for the three months ended March 31, 2014 was $6,879 compared to $5,407 for the three months ended March 31, 2013, an increase of $1,472, or 27.2%. The increase resulted primarily from the increase in processing fees relating to our ProtectID® product. Cost of revenues as a percentage of total revenues for the three months ended March 31, 2014 was 7.6% compared to 3.4% for the three months ended March 31, 2013. The increase resulted primarily from the overall decrease in our total revenues.

Gross profit for the three months ended March 31, 2014 was $84,022 compared to $155,584 for the three months ended March 31, 2013, a decrease of $71,562, or 46.0%. The decrease in gross profit was primarily due to the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology relating to our initiated litigation with WhiteSky.

Research and development expenses for the three months ended March 31, 2014 were $83,200 compared to $84,500 for the three months ended March 31, 2013, a decrease of $1,300, or 1.5%. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative (“SGA”) expenses for the three months ended March 31, 2014 were $329,314 compared to $262,345 for the three months ended March 31, 2013, an increase of $66,969 or 25.5%. The increase was due primarily to the increase in trade show expenses, legal fees and professional fees we expensed in the quarter. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other expense for the three months ended March 31, 2014 was $422,029 as compared to $459,512 for the three months ended March 31, 2013, representing a decrease in other expense of $37,483, or 8.2%. The decrease was primarily due to a decrease in changes in fair value of derivative liabilities of $159,527, partially offset by an increase in interest expense of $122,044.

Our net loss for the three months ended March 31, 2014 was $750,521 compared to a net loss of $650,773 for the three months ended March 31, 2013, an increase of $99,748, or 15.3%. The increase in our net loss was due primarily to the overall decrease in our total revenues due to the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology relating to our initiated litigation with WhiteSky and the increase in SGA expenses.

Liquidity and Capital Resources

Our total current assets at March 31, 2014 were $178,629, which included cash of $139,088, as compared with $78,300 in total current assets at December 31, 2013, which included cash of $7,559. Additionally, we had a stockholders’ deficit in the amount of $11,241,009 at March 31, 2014 compared to a stockholders’ deficit of $11,013,902 at December 31, 2013.  We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. The liabilities include a computed liability for the fair value of derivatives of $699,891, which will only be realized on the conversion of the derivatives, or settlement of the debentures.

We financed our operations during the three months ended March 31, 2014 primarily through the sale and issuance of debt in the aggregate amount of $327,000, through recurring revenues from our ProtectID® and GuardedID® technologies in the aggregate amount of $75,877 and through the sales of our preferred series B stock in the aggregate amount of $63.000. Management anticipates that we will continue to rely on equity and debt financing, at least during the first half of 2014, to finance our operations. While management believes that there will be a substantial percentage of our sales generated from our GuardedID® and new mobile products and there are an increasing number of customers for our patented ProtectID® product, we will continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market continues to grow, with increasing marketing efforts, management believes, but cannot guarantee, we will continue to attain greater numbers of customers and the concentrations could decrease over time and project to be cash flow positive by the end of 2014. Until this is accomplished, management will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing commitments of expenditures and until our sales revenue can provide greater liquidity.

Our number of common shares outstanding increased from 2,317,797 shares at the year ended December 31, 2013 to 4,980,584 at the three months ended March 31, 2014, as adjusted by our 1:1,500 reverse stock split, an increase of 115%. The increase in the number of common shares outstanding was due to common shares issued related to the issuance, conversion and settlement of debt or equity financing and consulting obligations, which, consequently, reduced our total outstanding debentures.

Our number of preferred series B shares outstanding increased from 0 shares at the year ended December 31, 2013 to 42,002 at the three months ended March 31, 2014. The number of preferred series B shares outstanding was due to preferred series B shares issued related to equity financing.

We have historically incurred losses and we anticipate, but cannot guarantee, that we will not generate any significant revenues until the second half of 2014. Our operations presently require funding of approximately $110,000 per month. Management believes, but cannot provide assurances, that we will be cash flow positive by the end of 2014, or shortly thereafter, based on recently executed and announced contracts and potential contracts that we anticipate closing throughout 2014 in the financial industry, technology, insurance, enterprise, healthcare, government, legal, and consumer sectors in the United States, Latin America, Europe, Africa and the Pacific Rim. There can be no assurance, however, that the sales anticipated will materialize or that we will achieve the profitability we have forecasted.  Management also recognizes the consequences of the current world economic developments and the possible volatile effect on currency rates resulting from revenues derived from foreign markets.

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

The Series B Preferred Stock shall have preferential liquidation rights in the event of any liquidation, dissolution or winding up of the Company, such liquidation rights to be paid from our assets not delegated to parties with greater priority at $1.00 per share or, in the event an aggregate subscription by a single subscriber of the Series B Preferred Stock is greater than $100,000,000, $0.997 per share. The Series B Preferred Stock shall be convertible to a number of shares of common stock equal to the price of the Series B Preferred Stock divided by the par value of the Series B Preferred Stock, par value $0.10. The option to convert the shares of Series B Preferred Stock may not be exercised until three months following the issuance of the Series B Preferred Stock to the recipient shareholder. The Series B Preferred Stock has ten votes on matters presented to our shareholders for one share of Series B Preferred Stock held. The initial price of the Series B Preferred Stock shall be $2.50, (subject to adjustment by our Board of Directors) until such time, if ever, the Series B Preferred Stock are listed on a secondary and/or public exchange.  As of December 31, 2013, no shares of Series B Preferred Stock have been issued.

In February 2014, our Board of Directors amended the initial price for the Series B Preferred Stock from $2.50 to $1.50 per share. Our Board of Directors also amended the conversion feature of the Series B Preferred Stock, to convertible common shares $0.0001 par value, to convert at a 40% market discount to current market value at the time we receive a conversion request. Current market value is defined as the average of the immediately prior five trading day's closing prices. Additionally, when Series B Preferred Stock shares convert to our common stock, the minimum price discount floor level is set at $0.005, as decided by our Board of Directors. As of March 31, 2014, there are 42,002 shares of Series B Preferred Stock issued and outstanding.

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

SUMMARY OF OUR OUTSTANDING SECURED CONVERTIBLE DEBENTURES

At March 31, 2014, $542,588 in aggregate principal amount of the DART Limited ("DART"), custodian for Citco Global Custody NV (“Citco Global”) as of July 2012, debentures, as assigned by YA Global and Highgate in April 2009, were issued and outstanding.

During the three months ended March 31, 2014, DART had no conversions.

The DART secured convertible debentures are fully matured. We have been in contact with the note holder who has indicated that it has no present intention of exercising its right to convert the debentures into restricted shares of our common stock. The note holder has advised us that it currently is willing to wait until it receives a buyout offer from us.

During the three months ended March 31, 2014, we issued unsecured convertible notes in an aggregate total of $277,000 to four unrelated parties pursuant to the terms and conditions of term sheets executed with investor firms at various times during the first quarter of 2014. Additionally, during the three months ended March 31, 2014, we settled and transferred $25,000 of unsecured note balances, plus accrued interest of $25,000, to one unrelated party in the form of two convertible notes for $50,000. Additionally, during the three months ended March 31, 2014, five investor firms converted $214,906 of convertible notes and $51,131 of accrued interest into 1,646,154 shares of our common stock, as adjusted by our 1:1,500 reverse stock split, pursuant to an exemption provided under Rule 144 of the Securities Act of 1933. The conversion prices ranged from $0.077056 per share to $0.1112 per share, as adjusted by our 1:1,500 reverse stock split.

During the three months ended March 31, 2014, we issued an unsecured note in an aggregate total of $50,000 to one unrelated party.

Summary of Funded Debt

As of March 31, 2014, our company’s open unsecured promissory note balance was $2,017,500, listed as follows:

•

$145,000 to an unrelated individual – current portion: $95,000 and long term portion: $50,000

•

$210,000 to an unrelated company - current portion

•

$1,525,000 to twenty unrelated individuals through term sheet with the StrikeForce Investor Group – current portion

•

$137,500 to an unrelated company - current portion

As of March 31, 2014, our company’s open unsecured related party promissory note balances were $722,638, listed as follows:

•

$722,638 to our CEO – current portion

As of March 31, 2014, our company’s open convertible secured note balances were $542,588, listed as follows:

•

$542,588 to DART (custodian for Citco Global and as assigned in 04/09 by YA Global and Highgate House Funds, Ltd.)

As of March 31, 2014, our company’s open convertible note balances were $1,166,678, net of discount on convertible notes of $614,361, listed as follows (month/year):

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

•

$30,000 to an unrelated company (03/10 unsecured debenture) – current portion

•

$103,387 to un unrelated company (01/12 unsecured debentures) - current portion

•

$75,000 to un unrelated company (03/12 unsecured debenture) - current portion

•

$32,750 to un unrelated company (10/13 unsecured debenture) - current portion

•

$41,500 to un unrelated company (10/13 unsecured debenture) - current portion

•

$55,000 to un unrelated company (10/13 unsecured debenture) - current portion

•

$4,390 to un unrelated company (11/13 unsecured debenture) - current portion

•

$36,500 to un unrelated company (11/13 unsecured debenture) - current portion

•

$50,000 to un unrelated company (12/13 unsecured debenture) - current portion

•

$40,000 to un unrelated company (12/13 unsecured debenture) – long term portion

•

$53,000 to un unrelated company (03/14 unsecured debenture) - current portion

•

$25,000 to un unrelated company (03/14 unsecured debenture) - current portion

•

$37,000 to un unrelated company (03/14 unsecured debenture) - current portion

•

$150,000 to un unrelated company (03/14 unsecured debenture) – long term portion

•

$37,000 to un unrelated company (03/14 unsecured debenture) - current portion

As of March 31, 2014, our company’s open convertible note balances - related parties were $355,500, listed as follows:

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

As reflected in the accompanying unaudited financial statements, we had a working capital deficiency of $11,036,357 and deficits in stockholders’ equity of $11,241,009 at March 31, 2014, and a net loss of $750,521 and net cash used in operating activities of $257,866 for the three months ended March 31, 2014.  These factors raise substantial doubt about our ability to continue as a going concern.

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

Under the supervision and with the participation of our management, including our CEO and Principal Financial and Accounting Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our CEO and Principal Financial and Accounting Officer, concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report due to the following:

1. We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the three months ended March 31, 2014.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Information about risk factors for the three months ended March 31, 2014, does not differ materially from that set forth in Part I, Item 1A of the Company’s 2013 Annual Report on Form 10-K.

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

In January 2014, we issued 242,221 shares of our common stock, as adjusted by our 1:1,500 reverse stock split, to an investor firm that converted $20,100 of a convertible note and $1,700 of accrued interest, dated June 4, 2013, into shares of our common stock. The conversion price $0.09 was per share, as adjusted by our 1:1,500 reverse stock split.

In January 2014, we issued 168,889 shares of our common stock, as adjusted by our 1:1,500 reverse stock split, to an investor firm that converted $15,200 of a convertible note, dated May 28, 2013, into shares of our common stock. The conversion price was $0.09 per share, as adjusted by our 1:1,500 reverse stock split.

In January 2014, we issued 553,937 shares of our common stock, as adjusted by our 1:1,500 reverse stock split, to an investor firm that converted $45,002 of convertible notes and $4,852 of accrued interest, dated June 4, 2013, and July 23, 2013 into shares of our common stock. The conversion price $0.09 was per share, as adjusted by our 1:1,500 reverse stock split.

In January 2014, we issued 403,030 shares of our common stock, as adjusted by our 1:1,500 reverse stock split, to an investor firm that converted $33,250 of a convertible note originally issued to a non-related third party on February 29, 2008, and sold to the investor firm with no additional consideration to the Company, into shares of our common stock. The conversion price $0.09 was per share, as adjusted by our 1:1,500 reverse stock split.

In January 2014, we issued 282,223 shares of our common stock, as adjusted by our 1:1,500 reverse stock split, to an investor firm that converted $24,553 of a convertible note originally issued to a non-related third party on June 6, 2006, and sold to the investor firm with no additional consideration to the Company, into shares of our common stock. The conversion price $0.087 was per share, as adjusted by our 1:1,500 reverse stock split.

In February 2014, we issued 427,780 shares of our common stock, as adjusted by our 1:1,500 reverse stock split, to an investor firm that converted $37,500 of a convertible note and $1,000 of accrued interest, dated July 17, 2013, into shares of our common stock. The conversion price $0.09 was per share, as adjusted by our 1:1,500 reverse stock split.

In February 2014, we issued 37,549 shares of our common stock, as adjusted by our 1:1,500 reverse stock split, to an investor firm that converted $1,800 of a convertible note and $1,579 of accrued interest, dated May 28, 2013, into shares of our common stock. The conversion price $0.09 was per share, as adjusted by our 1:1,500 reverse stock split.

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

In March 2014, we issued 359,482 shares of our common stock, as adjusted by our 1:1,500 reverse stock split, to an investor firm that converted $37,500 of convertible notes and $2,000 of accrued interest, dated July 17, 2013 and August 29, 2013, into shares of our common stock. The conversion prices ranged from $0.1088 per share to $0.1112 per share, as adjusted by our 1:1,500 reverse stock split.

In March 2014, we issued 73,710 shares of our common stock, as adjusted by our 1:1,500 reverse stock split, to an investor firm that converted $7,500 of accrued interest from a convertible note originally issued to a non-related third party on February 29, 2008, and sold to the investor firm with no additional consideration to the Company, into shares of our common stock. The conversion price $0.10175 was per share, as adjusted by our 1:1,500 reverse stock split.

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

In March 2014, our transfer agent issued 1,633 shares of our common stock, valued at $0.185 per share, as rounding shares related to our 1:1,500 reverse stock split of our issued and outstanding shares of common stock that was adopted in March 2014.

In March 2014, we issued a total of 15,000 shares of restricted common stock, valued at $2,655, relating to a December 2009 retainer agreement with an attorney. The shares issued relating to the agreement were not affected by our March 2014 reverse stock split.

In March 2014, we issued warrants to purchase 4,000 shares of our common stock, exercisable at $0.21 per share price for 3,000 shares and $0.32 per share for 1,000 shares per the terms of agreements executed with a consultant. The warrant shares have a 50% exercise price premium and expire three (3) years from the date of issuance. The warrants were not be affected by the Company's reverse stock split.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION.

There is no information with respect to which information is not otherwise called for by this form ,except as follows:

Item 5.03     Amendment to Articles of Incorporation or Bylaws

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

The Series B Preferred Stock shall have preferential liquidation rights in the event of any liquidation, dissolution or winding up of the Company, such liquidation rights to be paid from our assets not delegated to parties with greater priority at $1.00 per share or, in the event an aggregate subscription by a single subscriber of the Series B Preferred Stock is greater than $100,000,000, $0.997 per share. The Series B Preferred Stock shall be convertible to a number of shares of common stock equal to the price of the Series B Preferred Stock divided by the par value of the Series B Preferred Stock (.par value $0.10). The option to convert the shares of Series B Preferred Stock may not be exercised until three months following the issuance of the Series B Preferred Stock to the recipient shareholder. The Series B Preferred Stock has ten votes on matters presented to our shareholders for one share of Series B Preferred Stock held. The initial price of the Series B Preferred Stock shall be $2.50, (subject to adjustment by our Board of Directors) until such time, if ever, the Series B Preferred Stock are listed on a secondary and/or public exchange.  As of December 31, 2013, no shares of Series B Preferred Stock have been issued.

In February 2014, our Board of Directors amended the initial price for the Series B Preferred Stock from $2.50 to $1.50 per share. Our Board of Directors also amended the conversion feature of the Series B Preferred Stock, to convertible common shares $0.0001 par value, to convert at a 40% market discount to current market value at the time we receive a conversion request. Current market value is defined as the average of the immediately prior five trading day's closing prices. Additionally, when Series B Preferred Stock shares convert to our common stock, the minimum price discount floor level is set at $0.005, as decided by our Board of Directors.  As of March 31, 29014, there are 42,002 shares of Series B Preferred Stock issued and outstanding.

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

STRIKEFORCE TECHNOLOGIES, INC.

Dated: May 20, 2014	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: May 20, 2014	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer