Form 10-Q
period 2014-06-30
StrikeForce Technologies Inc.
filed 2014-08-19
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

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

Large accelerated filer . Non-accelerated filer .	Accelerated filer . Smaller reporting company X .

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes        .  No    X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2014
Common stock, $0.0001 par value	31,025,790

Indicate the number of shares outstanding of each of the issuer’s classes of preferred stock, as of the latest practicable date.

Class	Outstanding at August 10, 2014
Preferred stock, Series A, no par value	3

Class	Outstanding at August 10, 2014
Preferred stock, Series B, $0.10 par value	142,004

Transitional Small Business Disclosure Format Yes         .    No     X .

Documents Incorporated By Reference

None

STRIKEFORCE TECHNOLOGIES, INC.

INDEX TO FORM 10-Q FILING

JUNE 30, 2014

TABLE OF CONTENTS

PART I

ITEM 1.  FINANCIAL STATEMENTS AND NOTES TO INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2013, filed April 14, 2014.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

StrikeForce Technologies, Inc.

June 30, 2014 and 2013

Index to the Financial Statements

Contents                             Page(s)

Balance Sheets at June 30, 2014 (Unaudited) and December 31, 2013

6

Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013 (Unaudited)

7

Statement of Stockholders’ Deficit for the Interim Period Ended June 30, 2014 (Unaudited)

8

Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013 (Unaudited)

9

Notes to the Financial Statements(Unaudited)

10

STRIKEFORCE TECHNOLOGIES, INC.
BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash	$299,789	$7,559
Accounts receivable	33,852	39,454
Prepayments and other current assets	10,065	31,287

Total current assets	343,706	78,300

Property and equipment, net	2,359	3,989
Patents, net	18,992	20,019
Website development costs, net	3,000	4,500
Security deposit	8,684	8,684

Total Assets	$376,741	$115,492

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Current maturities of convertible notes payable, net	$783,541	$1,070,467
Convertible notes payable - related parties	355,500	355,500
Current maturities of notes payable, net	1,872,500	1,992,500
Notes payable - related parties	722,638	722,638
Accounts payable	1,318,283	1,237,165
Accrued expenses	4,415,825	4,350,477
Derivative liabilities	1,248,951	519,433
Convertible secured notes payable	542,588	542,588
Capital leases payable	5,532	5,532
Payroll taxes payable	53,901	53,901
Garnishment withheld	665	-
Due to factor	209,192	209,192

Total current liabilities	11,529,116	11,059,393

Non-current Liabilities:
Common stock to be issued	-	1
Convertible notes payable, net of current maturities	190,000	70,000
Notes payable, net of current maturities	50,000	-

Total non-current liabilities	240,000	70,001

Total Liabilities	11,769,116	11,129,394

Commitments and contingencies

Stockholders' Deficit
Series A Preferred stock, no par value; 100 shares authorized;
3 shares issued and outstanding	987,000	987,000
Series B Preferred stock par value $0.10: 100,000,000 shares authorized;
142,004 and 0 shares issued and outstanding, respectively	14,200	-
Preferred stock series not designated par value $0.10: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.0001: 1,500,000,000 shares authorized;
15,844,644 and 2,317,797 shares issued and outstanding, respectively	1,584	232
Additional paid-in capital	21,263,043	20,098,779
Accumulated deficit	(33,658,202)	(32,099,913)

Total Stockholders' Deficit	(11,392,375)	(11,013,902)

Total Liabilities and Stockholders' Deficit	$376,741	$115,492

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS

	For the Three Months		For the Six Months
	Ended		Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$79,512	$27,180	$170,413	$188,171

Cost of revenue	1,035	4,262	7,914	9,669

Gross margin	78,477	22,918	162,499	178,502

Operating expenses:
Compensation	80,886	89,787	165,520	182,449
Professional fees	222,438	271,083	348,176	357,644
Selling, general and administrative expenses	59,308	54,590	178,250	137,712
Research and development	76,000	84,500	159,200	169,000

Total operating expenses	438,632	499,960	851,146	846,805

Loss from operations	(360,155)	(477,042)	(688,647)	(668,303)

Other (income) expense:
Interest and financing expense	424,748	388,976	778,017	620,201
Change in fair value of derivative liabilities	22,787	(167,450)	91,547	60,837
Forgiveness of debt	-	(29,778)	-	(29,778)

Other (income) expense, net	447,535	191,748	869,564	651,260

Income tax provision	78	-	78	-

Net loss	$(807,768)	$(668,790)	$(1,558,289)	$(1,319,563)

Net loss per common share - basic and diluted	$(0.09)	$(2.25)	$(0.24)	$(4.65)

Weighted average common shares outstanding
- basic and diluted	9,227,809	297,469	6,563,245	283,495

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE INTERIM PERIOD ENDED JUNE 30, 2014
(Unaudited)

	Series A Preferred stock		Series B Preferred stock,		Common stock,		Additional		Total
	no par value		par value $0.10		par value $0.0001		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2013	3	$987,000	-	$-	2,317,797	$232	$20,098,779	$(32,099,913)	$(11,013,902)

Sale of shares of series B preferred stock	-	-	142,004	14,200	-	-	198,800		213,000

Preferred stock discount due to convertible features	-	-	-	-	-	-	(14,830)	-	(14,830)

Issuance of shares of common stock and warrants for consulting services	-	-	-	-	24,133	2	1,422	-	1,424

Issuance of shares of common stock for conversions of convertible notes payable	-	-	-	-	13,502,714	1,350	348,713	-	350,063

Reclassification of derivative liabilities due to conversion of convertible notes	-	-	-	-	-	-	630,159	-	630,159

Net loss	-	-	-	-	-	-	-	(1,558,289)	(1,558,289)

Balance at June 30, 2014	3	$987,000	142,004	$14,200	15,844,644	$1,584	$21,263,043	$(33,658,202)	$(11,392,375)

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(1,558,289)	$(1,319,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,762	4,837
Amortization of discount on notes payable	546,754	383,068
Forgiveness of debt	-	(29,778)
Change in fair value of derivative financial instruments	91,547	60,837
Issuance of stock options for employee services	-	7,500
Issuance of common stock and warrants for consulting services	1,424	3,628
Changes in operating assets and liabilities:
Accounts receivable	5,602	95,548
Prepaid expenses	21,222	2,446
Accounts payable	81,118	191,841
Accrued expenses	179,781	219,357
Garnishment withheld	665	-
Common stock to be issued	(1)	(19)
Net cash used in operating activities	(625,415)	(380,298)

Cash flows from investing activities:
Purchases of property and equipment	(605)	-

Net cash used in investing activities	(605)	-

Cash flows from financing activities:
Proceeds from sale of series B preferred stock	213,000	-
Repayment of notes payable	-	(8,220)
Proceeds from convertible notes payable	655,250	273,000
Repayment of convertible notes payable	-	(3,500)
Proceeds from notes payable	50,000	-

Net cash provided by financing activities	918,250	261,280

Net change in cash	292,230	(119,018)

Cash at beginning of the year	7,559	133,279

Cash at end of the period	$299,789	$14,261

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash investing and financing activities:
Common shares issued for conversion of debt and accrued interest	$350,063	$205,160
Preferred stock discount due to convertible feature	$(14,830)	$-
Debt discount due to convertible feature	$1,268,130	$-
Reclassification of derivative liability to equity	$630,159	$-
Issuance of stock options for patent	$-	$18,000
Issuance of common stock for common stock to be issued	$(1)	$-

See accompanying notes to the financial statements.

StrikeForce Technologies, Inc.

June 30, 2014 and 2013

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

The Company’s notes payable, convertible notes payable, convertible secured notes payable, and capital leases payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2014 and December 31, 2013.

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for share-based payment transactions issued to employees under the guidance of the Topic 718 Compensation—Stock Compensation of the FASB Accounting Standards Codification (“ASC Topic 718”).

Pursuant to ASC Section 718-10-20 an employee is an individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. Internal Revenue Service (“IRS”) Revenue Ruling 87-41. A nonemployee director does not satisfy this definition of employee. Nevertheless, nonemployee directors acting in their role as members of a board of directors are treated as employees if those directors were elected by the employer’s shareholders or appointed to a board position that will be filled by shareholder election when the existing term expires. However, that requirement applies only to awards granted to nonemployee directors for their services as directors. Awards granted to nonemployee directors for other services shall be accounted for as awards to non-employees.

Pursuant to ASC Paragraphs 718-10-30-2 and 718-10-30-3 a share-based payment transaction with employees shall be measured based on the fair value of the equity instruments issued and an entity shall account for the compensation cost from share-based payment transactions with employees in accordance with the fair value-based method, i.e., the cost of services received from employees in exchange for awards of share-based compensation generally shall be measured based on the grant-date fair value of the equity instruments issued or the fair value of the liabilities incurred/settled.

Pursuant to ASC Paragraphs 718-10-30-6 and 718-10-30-9 the measurement objective for equity instruments awarded to employees is to estimate the fair value at the grant date of the equity instruments that the entity is obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments (for example, to exercise share options). That estimate is based on the share price and other pertinent factors, such as expected volatility, at the grant date. As such, the fair value of an equity share option or similar instrument shall be estimated using a valuation technique such as an option pricing model. For this purpose, a similar instrument is one whose fair value differs from its intrinsic value, that is, an instrument that has time value.

If the Company’s common shares are traded in one of the national exchanges the grant-date share price of the Company’s common stock will be used to measure the fair value of the common shares issued, however, if the Company’s common shares are thinly traded the use of share prices established in its most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

Pursuant to ASC Paragraph 718-10-55-21 if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

a.	The exercise price of the option.

b.

The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

c.	The current price of the underlying share.

d.

The expected volatility of the price of the underlying share for the expected term of the option.  Pursuant to ASC Paragraph 718-10-55-25 a newly publicly traded entity might base expectations about future volatility on the average volatilities of similar entities for an appropriate period following their going public. A nonpublic entity might base its expected volatility on the average volatilities of otherwise similar public entities. For purposes of identifying otherwise similar entities, an entity would likely consider characteristics such as industry, stage of life cycle, size, and financial leverage. Because of the effects of diversification that are present in an industry sector index, the volatility of an index should not be substituted for the average of volatilities of otherwise similar entities in a fair value measurement.  Pursuant to paragraph 718-10-S99-1 if shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.  The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility.

e.

The expected dividends on the underlying share for the expected term of the option.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

f.

The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28 a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option’s contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

Pursuant to ASC Paragraphs 718-10-30-11 and 718-10-30-17 a restriction that stems from the forfeitability of instruments to which employees have not yet earned the right, such as the inability either to exercise a non-vested equity share option or to sell non-vested shares, is not reflected in estimating the fair value of the related instruments at the grant date. Instead, those restrictions are taken into account by recognizing compensation cost only for awards for which employees render the requisite service and a non-vested equity share or non-vested equity share unit awarded to an employee shall be measured at its fair value as if it were vested and issued on the grant date.

Pursuant to ASC Paragraphs 718-10-35-2 and 718-10-35-3 the compensation cost for an award of share-based employee compensation classified as equity shall be recognized over the requisite service period, with a corresponding credit to equity (generally, paid-in capital). The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period.  The total amount of compensation cost recognized at the end of the requisite service period for an award of share-based compensation shall be based on the number of instruments for which the requisite service has been rendered (that is, for which the requisite service period has been completed). An entity shall base initial accruals of compensation cost on the estimated number of instruments for which the requisite service is expected to be rendered. That estimate shall be revised if subsequent information indicates that the actual number of instruments is likely to differ from previous estimates. The cumulative effect on current and prior periods of a change in the estimated number of instruments for which the requisite service is expected to be or has been rendered shall be recognized in compensation cost in the period of the change. Previously recognized compensation cost shall not be reversed if an employee share option (or share unit) for which the requisite service has been rendered expires unexercised (or unconverted).

Under the requirement of ASC Paragraph 718-10-35-8 the Company made a policy decision to recognize compensation cost for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under the guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

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

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC Paragraphs 505-50-30-2 and 505-50-30-11 share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date: (a) The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); or (b) The date at which the counterparty's performance is complete. If the Company’s common shares are traded in one of the national exchanges the grant-date share price of the Company’s common stock will be used to measure the fair value of the common shares issued, however, if the Company’s common shares are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

Pursuant to ASC Paragraph 718-10-55-21 if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

a.	The exercise price of the option.

b.

The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate holder’s expected exercise behavior.  If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

c.	The current price of the underlying share.

d.

The expected volatility of the price of the underlying share for the expected term of the option.  Pursuant to ASC Paragraph 718-10-55-25 a newly publicly traded entity might base expectations about future volatility on the average volatilities of similar entities for an appropriate period following their going public. A nonpublic entity might base its expected volatility on the average volatilities of otherwise similar public entities. For purposes of identifying otherwise similar entities, an entity would likely consider characteristics such as industry, stage of life cycle, size, and financial leverage. Because of the effects of diversification that are present in an industry sector index, the volatility of an index should not be substituted for the average of volatilities of otherwise similar entities in a fair value measurement.  Pursuant to paragraph 718-10-S99-1 if shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.  The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility.

e.

The expected dividends on the underlying share for the expected term of the option.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

f.

The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28 a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option’s contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

Pursuant to ASC paragraph 505-50-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the for the reporting period ended June 30, 2014 or 2013.

Net Income (Loss) per Common Share

Earnings per share ("EPS") is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.   Basic EPS is computed by dividing earnings by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS is computed by dividing earnings by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-22 and 23 the dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS.  Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.)

c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares

	For the Interim Period Ended June 30, 2014	For the Interim Period Ended June 30, 2013

Conversion Feature Shares

Common shares issuable under the conversion feature of convertible notes payable	28,212,724	133,975

Sub-total: Conversion feature shares	28,212,724	133,975

Stock Option Shares

Options issued from May 20, 2003 through April 21, 2011 to employees to purchase common shares with exercise prices ranging from $3.75 to $15,000 per share expiring three (3) years to ten (10) years from the date of issuance	89,257	89,260

Options issued from December 2, 2004 through January 30, 2013 to parties other than employees to purchase common shares with exercise prices ranging from $3.00 to $13,500 per share expiring five (5) years to ten (10) years from the date of issuance	8,000	8,000

Options issued on January 3, 2013 from the 2012 Stock Incentive Plan to employees to purchase common shares with an exercise price of $3.45 per share expiring ten (10) years from the date of issuance	3,333	3,333

Sub-total: Stock option shares	100,590	100,593

Warrant Shares

Warrants issued in connection with debentures	61,780	939

Warrants sold for cash	89,336	148,233

Warrants issued for services	17,017	5,593

Warrants issued in connection with the sale of common stock	18,778	19,704

Sub-total: Warrant shares	186,911	174,469

Total potentially outstanding dilutive common shares	28,500,225	409,037

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

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”)

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

1.

Identify the contract(s) with the customer

2.

Identify the performance obligations in the contract

3.

Determine the transaction price

4.

Allocate the transaction price to the performance obligations in the contract

5.

Recognize revenue when (or as) the entity satisfies performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about the following:

1.

Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)

2.

Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations

3.

Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities.  Early application is not permitted.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718) : Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

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

As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2014, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In January 2013, the Company granted an option to purchase 6,667 shares of its common stock to NetLabs, Inc. in exchange for the assignment of the entire right, title and interest in and to the “Out-of-Band Patent” which was recorded with the USPTO.  The Options were valued at $3.00 per share, or $18,000, which was recorded as Patent upon grant and amortized over patent’s remaining legal life of 10 years.

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

Patents, stated at cost, less accumulated amortization, consisted of the following:

	June 30, 2014	December 31, 2013
Patents	22,329	22,329

Accumulated amortization	(3,337)	(2,310)

	$18,992	$20,019

(i)

Amortization Expense

Amortization expense for the interim period ended June 30, 2014 and 2013 was $1,027 and $1,027, respectively.

(ii)

Impairment

The Company completed the annual impairment test of patents and determined that there was no impairment as the fair value of patents, exceeded their carrying values at December 31, 2013.

Note 5 - Convertible Notes Payable

Convertible notes payable consisted of the following:

	June 30, 2014	December 31, 2013

Convertible note bearing interest at 8% per annum, matured on March 28, 2008, with a conversion price of $13,500 per share. The Company is currently pursuing a settlement with the note holder.	$235,000	$235,000

Convertible notes bearing interest at 8% per annum with a conversion price of $13,500 per share matured on December 31, 2010. The Company is currently pursuing a settlement with the note holder.	50,000	50,000

Convertible note bearing interest at 9% per annum with a conversion price of $2,100 per share matured on December 9, 2010. Pursuant to the terms and conditions of debt purchase agreements formalized among the Company, the note holder and two unrelated parties in September 2013, November 2013 and May 2014, the Company settled and transferred $50,000, $70,000 and $50,000, respectively, of the note balance to the unrelated parties in the form of convertible notes for $50,000, $70,000 and $50,000. The Company is currently pursuing a settlement of the remaining balance with the note holder.	30,000	80,000

Convertible note bearing interest at 9% per with a conversion price of $1,200 per share matured on December 31, 2010. Pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, the note holder and an unrelated party in June 2014, the Company settled and transferred $30,000, and $1,500 of accrued interest, of the note balance to the unrelated party in the form of convertible note for $31,500. The Company is currently pursuing a settlement with the note holder.	120,000	150,000

Convertible note executed in May 2007 bearing interest at 9% per annum with a conversion price of $525 per share matured December 31, 2010. The Company is currently pursuing a settlement with the note holder.	100,000	100,000

Convertible notes executed in June 2007 bearing interest at 8% per annum matured on December 29, 2010. The Company is currently pursuing a settlement with the note holder.	100,000	100,000

Convertible note executed in July 2007 bearing interest at 8% per annum matured on January 2, 2011. The Company is currently pursuing a settlement with the note holder.	100,000	100,000

Convertible notes executed in August 2007 bearing interest at 9% per annum matured on August 9, 2010. The Company is currently pursuing extensions.	120,000	120,000

Convertible notes executed in December 2009 bearing interest at 9% per annum matured on December 1, 2012, with a conversion price of $157.50 per share. The Company issued 134 warrants with an exercise price of $150 per share expiring five (5) years from the date of issuance in connection with the issuance of the notes.	50,000	50,000

Convertible note bearing interest at 8% per annum, maturing on March 31, 2015, with a conversion price of $3 per share,.	30,000	30,000

Convertible note bearing interest at 8% per annum, matured on December 31, 2012, with a conversion price of $15,000 per share. The Company is currently pursuing an extension.	5,000	5,000

Convertible notes, bearing compound interest at 8% per annum, matured on June 30, 2010, with a conversion price of $15,000 per share. Pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, the note holder and a consultant in September 2011, the note holder transferred $10,000 of the note balance, including accrued interest, to the consultant in October 2011 (see Note 11). The Company repaid $3,500 of the balance of the notes in 2013. Pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, the note holder and an unrelated party in June 2013, the Company settled and transferred $33,255 of the note balance, plus accrued interest of $36,920, to the unrelated party in the form of a convertible note for $50,000. Accrued interest of $21,175 was forgiven (see Note 11). The Company is currently pursuing extensions for the remaining note.

	10,000	10,000

Four (4) convertible notes bearing interest at 4% per annum, matured on December 5, 2012, January 3, 2013, January 31, 2013 and March 2, 2013, respectively. The note holder converted $36,660 of the note due on January 3, 2013 into 16,667 unrestricted shares of the Company's common stock, at conversion prices ranging from $1.7 to $2.5 per share, in 2013 (see Note 12). The Company is currently pursuing extensions for the remaining notes.	178,387	178,387

Fourteen (14) convertible notes bearing interest at 8% per annum, matured on January 6, 2013, February 8, 2013, April 30, 2013, August 5, 2013, September 27, 2013, November 26, 2013, January 24, 2014, March 6, 2014, April 22, 2014 and maturing on June 3, 2014 and December 13, 2014, and 10% per annum, maturing April 15, 2014, June 13, 2014 and July 9, 2014, respectively. Three (3) of the notes were settled debt purchase notes for balances transferred from a Company’s unrelated promissory note holder and unrelated convertible note holder. For the interim period ended June 30, 2014, the Company received conversion notices from the note holder to convert $95,100 of notes dated June 4, 2013 and July 17, 2013, and $4,700 of accrued interest, into 1,029,483 unrestricted shares of its common stock, at conversion prices ranging from $0.09 per share to $0.1112 per share (see Note 12). One (1) note with a maturity date of December 13, 2014 remains unpaid.

	53,000	95,100

Four (4) convertible notes bearing interest at 8% per annum, matured on August 30, 2013 and November 19, 2013, and maturing on February 28, 2014 and July 1, 2014. For the interim period ended June 30, 2014, the Company received conversion notices from the note holder to convert $17,000 of a note dated May 28, 2013, and accrued interest of $1,579, into 206,438 unrestricted shares of the Company's common stock, at a conversion price of $0.09 per share and $28,930 of a note dated October 1, 2013 into 1,404,027 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.1473 per share to $0.042 per share (see Note 12). One (1) note with a maturity date of July 1, 2014 remains partially unpaid for $3,820.

	3,820	49,750

Seven (7) convertible note bearing interest at 9.9% per annum, maturing on June 4, 2014, July 23, 2014 and October 4, 2014, and 10% per annum, maturing on June 4, 2014, July 14, 2014 and October 4, 2014. The four 10% notes were settled debt purchase notes for balances transferred from a Company’s unrelated promissory note holder and unrelated convertible note holder. For the interim period ended June 30, 2014, the Company received conversion notices from the note holder to convert $86,502 of notes dated June 4, 2013, July 23, 2013 and October 4, 2013, and accrued interest of $7,252, into 2,232,506 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.01806 to $0.09 per share (see Notes 11 and 12).

	-	86,502

One (1) convertible note bearing interest at 12% per annum, maturing on October 18, 2014, including warrants to purchase 61,112 shares of the Company's common stock at $600 per share, expiring on October 31, 2018. For the interim period ended June 30, 2014, the Company received conversion notices from the note holder to convert $29,804 of note into 1,399,061 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.01806 to $0.03306 per share (see Notes 11 and 12).	25,196	55,000

Three (3) convertible notes bearing interest at 9% per annum, maturing on November 13, 2014, November 20, 2014 and December 20, 2014. The note due November 13, 2014 was a settled debt purchase note for a balance transferred from a Company’s unrelated promissory note holder. For the interim period ended June 30, 2014, the Company received conversion notices from the note holder to convert $28,943 of a note, and $633 of accrued interest, originally issued to a non-related third party on June 6, 2006, and sold to the investor firm with no additional consideration to the Company, into 344,082 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.0812 to $0.087 per share (see Notes 11 and 12).

	86,500	115,443

One (1) convertible note bearing interest at 9% per annum, maturing on December 26, 2015.	40,000	40,000

Three (3) convertible notes bearing interest at 10% per annum, maturing on September 20, 2014, October 8, 2014 and December 19, 2014. The notes were settled debt purchase notes for a balance transferred from a Company’s unrelated promissory note holder. For the interim period ended June 30, 2014, the Company received conversion notices from the note holder to convert $58,250 of a note originally issued to a non-related third party on February 29, 2008, and sold to the investor firm with no additional consideration to the Company into 876,599 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.033055 to $0.10175 per share (see Note 12).

	-	8,250

One (1) convertible note bearing interest at 10% per annum, maturing on March 14, 2015.	37,000	-

One (1) convertible note bearing interest at 12% per annum, maturing on March 23, 2016.	150,000	-

Two (2) convertible notes bearing interest at 10% per annum, maturing on March 24, 2015 and June 23, 2015.	97,000	-

Convertible non-interest bearing notes, with a conversion price of $9.00 per share matured June 2006 and an 18% convertible note matured April 2008 with a conversion price of $750 per share and 5 shares of the Company’s common stock. The Company is currently pursuing settlement agreements with the note holders.	10,512	10,512

One (1) convertible note bearing interest at 8% per annum, maturing on February 21, 2015.	27,750	-

Two (2) convertible notes bearing interest at 8% per annum, maturing on January 8, 2015 and February 21, 2015.	85,500	-

Three (3) convertible notes bearing interest at 10% per annum, maturing on January 17, 2015, February 20, 2015 and March 20, 2015. The notes were settled debt purchase notes for a balance transferred from a Company’s unrelated promissory note holder. For the interim period ended June 30, 2014, the Company received conversion notices from the note holder to convert $58,951 of the notes, all originally issued to a non-related third party on February 29, 2008, and sold to the investor firm with no additional consideration to the Company, into 3,184,370 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.012705 to $0.033055 per share (see Note 12). One (1) note with a maturity date of March 20, 2015 remains partially unpaid for $9,817.

	9,817	-

One (1) convertible note bearing interest at 12% per annum, maturing on February 25, 2015.	100,000	-

One (1) convertible note bearing interest at 12% per annum, maturing on February 25, 2015. The note was a settled debt purchase note for a balance transferred from a Company’s unrelated convertible promissory note holder. For the interim period ended June 30, 2014, the Company received conversion notices from the note holder to convert $27,818 of the note, originally issued to a non-related third party on June 9, 2006, and sold to the investor firm with no additional consideration to the Company, into 1,724,928 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.01487 to $0.01875 per share (see Note 12).

	22,182	-

One (1) convertible note bearing interest at 10% per annum, maturing on April 1, 2015.	50,000	-

One (1) convertible note bearing interest at 9% per annum, maturing on April 23, 2015. The note was a settled debt purchase note for a balance transferred from a Company’s unrelated convertible promissory note holder. For the interim period ended June 30, 2014, the Company received conversion notices from the note holder to convert $21,790 of the note, originally issued to a non-related third party on January 23, 2009, and sold to the investor firm with no additional consideration to the Company, into 1,101,220 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.014674 to $0.031958 per share (see Note 12).

	78,210	-

One (1) convertible note bearing interest at 12% per annum, maturing on April 29, 2015.	26,250	-

One (1) convertible note bearing interest at 10% per annum, maturing on May 30, 2015.	28,750	-

One (1) convertible note bearing interest at 10% per annum, maturing on June 23, 2015. The note was a settled debt purchase note, originally issued to a non-related third party on September 29, 2006,for a balance of $30,000, and accrued interest of $1,500, transferred from a Company’s unrelated convertible promissory note holder and sold to the investor firm with no additional consideration to the Company (see Note 12).	31,500	-

	2,091,374	1,668,944

Long-term portion	(190,000)	(70,000)

	1,901,374	1,598,944

Discount on convertible notes payable	(1,117,833)	(528,477)

Current maturities, net of discount	$783,541	$1,070,467

At June 30, 2014 and December 31, 2013, accrued interest due for the convertible notes was $870,766 and $794,395, respectively, and is included in accrued expenses in the balance sheets. Interest expense for the convertible notes payable for the interim period ended June 30, 2014 and 2013 was $76,371 and $63,583, respectively.

The long term portion of convertible notes is due as follows: 2015-$40,000; 2016-$150,000.

Note 6 - Convertible Notes Payable – Related Parties

Convertible notes payable - related party consisted of the following:

	June 30, 2014	December 31, 2013

Convertible note with the VP of Technology bearing interest at the prime rate plus 2% per annum with a conversion price of $15,000 per share originally matured on September 30, 2010. The Company issued 1 warrant with an exercise price of $15,000 per share. In January 2014, the note was extended to December 31, 2014.	$50,000	$50,000

Convertible note with the VP of Technology bearing interest at the prime rate plus 4% per annum with a conversion price of $15,000 per share originally matured on September 30, 2010. In January 2014, the note was extended to December 31, 2014.	7,500	7,500

Convertible notes with the CEO bearing interest at 8% per annum with a conversion price of $15,000 per share originally scheduled to mature on April 30, 2011. The Company issued 2 warrants with an exercise price of $15,000 per share which expire February 4, 2014, September 7, 2014 and August 16, 2015, respectively. In January 2014, the notes were extended to December 31, 2014.	230,000	230,000

Convertible notes with an employee bearing interest at 8% per annum with a conversion price of $15,000 per share, originally matured on June 30, 2010. The Company issued 1 warrant with an exercise price of $15,000 per share and expiration dates of August 26, 2015 and September 29, 2015. In January 2014, the notes were extended to December 31, 2014.	15,000	15,000

Convertible note with an employee bearing interest at 8% per annum with a conversion price of $15,000 per share, originally matured on June 30, 2010. The Company issued 1 warrant with an exercise price of $15,000 per share and an expiration date of December 6, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. In January 2014, the note was extended to December 31, 2014.	10,000	10,000

Convertible notes with the CEO bearing compound interest at 8% per annum with a conversion price of $15,000 per share, originally matured on April 30, 2011. The Company issued 1 warrant with an exercise price of $15,000 per share, expiring January 18, 2016 and February 28, 2016, respectively. In January 2014, the notes were extended to December 31, 2014.	38,000	38,000

Convertible note with an employee bearing compound interest at 8% per annum with a conversion price of $11.250 per share, originally matured on June 30, 2010. The Company issued 1 warrant with an exercise price of $15,000 per share expiring March 6, 2016. In January 2014, the note was extended to December 31, 2014.	5,000	5,000

	$355,500	$355,500

At June 30, 2014 and December 31, 2013, accrued interest due for the convertible notes – related parties was $315,480 and $292,449, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for convertible notes payable – related parties for the interim period ended June 30, 2014 and 2013 was $23,031 and $21,319, respectively.

Note 7 - Notes Payable

Notes payable consisted of the following:

	June 30, 2014	December 31, 2013

Seventy (70) units, with each unit consisting of a 10% promissory note of $25,000, matured from January 22, 2011 through December 18, 2011 with a 10% discount rate, and 55 non-dilutable (for one (1) year) restricted shares of the Company’s common stock and at market price. Pursuant to the terms and condition of a debt purchase agreement among certain note holders, the Company and the Consultant formalized in September 2011, the certain note holders transferred certain notes with the principal amount of $50,000 and $25,000, including accrued interest, in July 2011 and August 2011, respectively, to the consultant. Pursuant to the terms and conditions of a settlement agreement that the Company executed with the estate of a deceased note holder in November 2011, the Company settled a $25,000 note for restricted shares of its common stock, in December 2011, issued to  two (2) beneficiaries of the estate (see Notes 5 and 11). Pursuant to the terms and conditions of debt purchase agreements formalized among the Company, the note holder and two unrelated parties in September 2013, October 2013 and December 2013, the Company settled and transferred $100,000 of the note balance to the unrelated parties in the form of four (4) convertible notes for $25,000 each. Pursuant to the terms and conditions of debt purchase agreements formalized among the Company, the note holder and an unrelated party in January 2014, March 2014, April 2014, May 2014 and June 2014, the Company settled and transferred $25,000 of the note balance and $93,768 of accrued interest to the unrelated party in the form of five (5) convertible notes for $25,000 each for the first four notes and $18,768 for the June 2014 note. The Company is currently pursuing extensions on the remaining notes.

	$1,525,000	$1,550,000

Promissory notes of $225,000 bearing interest at 10% per annum, matured on January 23, 2012, with a total of 492 shares of common stock. Pursuant to the terms and conditions of debt purchase agreements formalized among the Company, the note holder and an unrelated party in July 2013, October 2013 and April 2014, the Company transferred $60,000, $70,000, and $90,000 and $5,000 of accrued interest, respectively, of the note balance to the unrelated party in the form of a convertible notes for $60,000, $70,000 and $95,000 (see Notes 5 and 11). A promissory note of $50,000, bearing interest at 8% per annum, maturing on July 22, 2015.

	50,000	95,000

Two (2) units with each unit consisting of a 10% promissory note of $25,000, matured on April 20, 2012, and 34 restricted shares of the Company’s common stock and at market price. The 67 shares were issued in June 2009. The Company is currently pursuing extensions.	50,000	50,000

One (1) unit consisting of a 10% promissory note of $25,000, matured on June 8, 2012, and 34 restricted shares of the Company’s common stock and at market price. The shares were issued in June 2009. The Company is currently pursuing an extension.	25,000	25,000

Three (3) units with each unit consisting of a 10% promissory note of $25,000, matured on June 25, 2012, and 34 restricted shares of the Company’s common stock and at market price, for a total of 100 shares of common stock. The shares were issued in August 2009. The Company is currently pursuing extensions.	75,000	75,000

1.4 units with each unit consisting of a 10% promissory note of $25,000, matured on July 14, 2012 and 34 restricted shares of the Company’s common stock and at market price, for a total of 47 shares of common stock. The shares were issued in August 2009. The Company is currently pursuing an extension.	35,000	35,000

One (1) unit consisting of a 10% promissory note of $25,000, matured on August 18, 2012 and 50 restricted shares of the Company’s common stock and at market price. The Company is currently pursuing an extension.	25,000	25,000

Promissory notes executed in July 2011 bearing interest at 10% per annum, matured on December 31, 2011. The Company issued 667 warrants with an exercise price of $750 per share, expiring July 15, 2014. The fair value of the warrants issued was $26,200, all of which was expensed in 2011 as interest expense. The Company is currently pursuing extensions.	87,500	87,500

A promissory note executed in August 2011 bearing interest at 10% per annum, matured on December 31, 2011. The Company is currently pursuing an extension.	50,000	50,000

	1,922,500	1,992,500

Long-term portion	(50,000)	-

	1,872,500	1,992,500

Discount on convertible notes payable	-	-

Current maturities, net of discount	$1,872,500	$1,992,500

At June 30, 2014 and December 31, 2013, accrued interest due for the notes was $1,427,439 and $1,329,835, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for notes payable for the interim period ended June 30, 2014 and 2013 was $97,604 and $116,296, respectively.

The long term portion of promissory notes is due as follows: 2015-$50,000

Note 8 - Notes Payable – Related Parties

Notes payable - related party consisted of the following:

	June 30, 2014	December 31, 2013

Promissory notes executed with the CEO bearing interest at an amended rate of 8% per annum originally matured on April 30, 2011. In January 2014, the notes were extended to December 31, 2014.	$504,000	$504,000

A promissory note executed with the CEO bearing interest at 9% per annum originally matured on April 30, 2011. The Company issued 14 warrants with an exercise price of $1,950 per share originally matured on May 25, 2011. The fair value of the warrants issued was $24,300. In January 2014, the note was extended to December 31, 2014.	100,000	100,000

A promissory note with the CEO bearing interest at 8% per annum originally matured on April 30, 2011. The Company issued 6 warrants with an exercise price of $750 per share which originally matured on February 21, 2012. The fair value of the warrants issued was $3,758. In January 2014, the note was extended to December 31, 2014.	22,000	22,000

Two (2) 10% promissory notes, with the CEO, of $25,000 and 34 restricted shares of the Company’s common stock, at market price for a total of 67 shares, originally matured on April 30, 2011. In January 2014, the note was extended to December 31, 2014.	50,000	50,000

Promissory notes with the CEO, non-interest bearing, originally matured on April 30, 2011. Partial payments of $6,580 were made towards the notes in August and September 2010 and $2,700 in February 2011. In January 2014, the notes were extended to December 31, 2014.	31,420	31,420

In October 2010, the Company assigned the proceeds of six (6) open accounts receivable invoices, totaling $20,761, to its CEO. The assignment was non-interest bearing and fee free with a due date of November 20, 2010. Partial repayments were made in October 2010 for $4,218 and November 2010 for $4,125. In January 2014, the note was extended to December 31, 2014 (see Note 11).	12,418	12,418

A promissory note executed in March 2011 with the CEO, non-interest bearing, originally matured on April 1, 2011. In January 2014, the note was extended to December 31, 2014.	2,800	2,800

	$722,638	$722,638

At June 30, 2014 and December 31, 2013, accrued interest due for the notes – related parties was $464,303 and $436,493, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for notes payable - related parties for the interim period ended June 30, 2014 and 2013 was $27,810 and $27,810, respectively.

Note 9 - Convertible Secured Notes Payable

Convertible secured notes payable consisted of the following:

	June 30, 2014	December 31, 2013

DART Limited (custodian for Citco Global and as assigned from YA Global/Highgate) (“DART”)	$542,588	$542,588

Current maturities, net of discount	$542,588	$542,588

At June 30, 2014, the Company's outstanding convertible secured notes payable are secured through the note holder's claim on the Company's intellectual property.

The DART secured convertible debentures are matured. The Company has been in contact with the note holder who has indicated that it has no present intention of exercising its right to convert the debentures into restricted shares of the Company's common stock.

Conversions to Common Stock

For the interim period ended June 30, 2014 and 2013, DART and Citco Global had no conversions.

Note 10 – Derivative Financial Instruments

As of June 30, 2014, the Company’s derivative financial instruments are embedded derivatives associated with the Company’s secured and certain unsecured convertible notes, certain warrant agreements and Series B preferred shares.

The Company’s secured convertible debentures issued to YA Global and Highgate in 2005, further assigned to Citco Global (“Citco Global Notes”), and unsecured convertible debentures issued to ten (10) unrelated investors firms: International Capital Group (“ICG”), Asher Enterprises, Inc. (“Asher”), Auctus Private Equity Fund (“Auctus”), Herbert Klei (“Klei”), Iconic Holdings, LLC (“Iconic”), Southridge Partners II, LP ("Southridge"), Tonaquint, Inc. ("Tonaquint"), WHC Capital, LLC ("WHC"), James Solakian ("Solakian"), Tarpon Bay Partners ("Tarpon"), LG Capital Funding, LLC ("LG Capital"), JMJ Financial ("JMJ") Adar Bays, LLC ("Adar Bays"), Vista Capital Investments, LLC ("Vista"), KBM Worldwide, Inc. ("KBM"), JSJ Investments Inc. ("JSJ") and GEL Properties, LLC ("GEL") are hybrid instruments, which individually warrant separate accounting as a derivative instrument. In July 2012, the Company was notified by Citco Global that the custodian for the Citco Global Notes is D.A.R.T. Limited (“DART”). The Citco Global Notes are hereinafter referred to as the “DART Notes” (see Notes 5 and 9).

In October 2013, the Company entered into a purchase agreement with Tonaquint which included five year warrants for 61,111 shares of the Company's common stock, at an exercise price of $0.40, subject to adjustments (see Note 12). The terms of the warrants are as follows:

•

The warrants have an expiration date five years from issuance on October 13, 2018;

•

The exercise price resets to a floor which may be adjusted in the initial six months after issuance;

•

As of June 30, 2014, no warrants have been exercised.

Because the warrants have reset features (full reset feature and certain anti-dilution rights) based upon the issuance of equity securities by the Company in the future (the exercise price reset floor is adjusted in the initial 6 months from issuance), they are subject to derivative liability treatment.

For the interim period ended June 30, 2014, the Company sold subscriptions to five individuals for the purchase of shares of its Series B preferred stock at $1.50 per share. The Company sold a total of 142,004 shares, for $213,000, that are convertible into shares of its common stock at a 40% discount to current market value, defined as the average of the immediately prior five trading day's closing prices upon receipt of a conversion notice, and with a minimum price level set by the Company's Board of Directors at $0.005. The Series B preferred shares can be converted at any time after six months from the subscription agreements, but only once every 30 days (see Note 12). Because of the conversion feature of the Series B preferred shares, they are subject to derivative liability treatment.

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

(2)

Valuation Assumptions - Change in Fair Value of Derivative Liability Related to DART Notes

The following assumptions were used for the valuation of the derivative liability related to the Notes at June 30, 2014:

•

The principal balance of the DART Notes of $532,395;

•

The stock price of $0.0000267 based on market data;

•

An event of default (in default as of 6/30/14) would occur 50% of the time, increasing 0.10% per month to a maximum of 95% with the Company most likely to negotiate an extension;

•

Alternative financing would be initially available to redeem the note 10% of the time and increase monthly by 0.1% to a maximum of 20%:

•

The monthly trading volume would average $564,345 over a year and would increase at 1% per period;

•

The projected volatility curve for each valuation period was based on the Company’s historical volatility:

1 year
3/31/14	381%
6/30/14	457%

•

The Holder would automatically convert the notes at a stock price of the higher of $0.13 (2 times the conversion price or 1.5 times the stock price) if the registration was effective and the company was not in default.

As of June 30, 2014, the estimated fair value of derivative liabilities on secured convertible notes of DART was $36,462.

(3)

Valuation Assumptions - Change in Fair Value of Derivative Liabilities Related to ICG, Asher, Auctus, Klei, Iconic, Southridge, Tonaquint, WHC, Solakian, Tarpon, LG Capital, JMJ, Adar Bays, Vista, KBM, JSJ and GEL Notes and the Series B preferred stock.

The following assumptions were used for the valuation of the derivative liability related to the ICG, Asher, Auctus, Klei, Iconic, Southridge, Tonaquint, WHC, Solakian, Tarpon, LG Capital, JMJ, Adar Bays, Vista, KBM, JSJ and GEL Notes at issuance, conversion and period ended June 30, 2014:

•

The notes convert with an initial conversion price of 40%-60% of the average or low of the 1-3 lowest bid out of the 10-20 previous days (the effective rates are typically lower);

•

The projected volatility curve for each valuation period was based on the historical volatility of the company in the range of 383%  to 458%;

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

As of June 30, 2014, the estimated fair value of derivative liabilities on the unsecured convertible notes from ICG, Asher, Auctus, Klei, Iconic, Southridge, Tonaquint, WHC, Solakian, Tarpon, LG Capital, JMJ, Adar Bays, Vista, KBM, JSJ and GEL was $1,199,059.

As of June 30, 2014, the estimated fair value of derivative liabilities related to the Tonaquint warrants was $260.

As of June 30, 2014, the estimated fair value of derivative liabilities related to the Series B preferred shares was $13,170.

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in the fair value of the derivative financial instruments and the changes in the fair value of the derivative financial instruments, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liability)	Total

Balance, December 31, 2012	$(375,634)	$(375,634)

Purchases, issuances and settlements	(456,794)	(456,794)

Transfers in and/or out of Level 3	-	-

Total gains or losses (realized/unrealized) included in:

Net income (loss)	312,995	312,995

Other comprehensive income (loss)	-	-

Balance, December 31, 2013	$(519,433)	$(519,433)

Purchases, issuances and settlements	(637,971)	(637,971)

Transfers in and/or out of Level 3	-	-

Total gains or losses (realized/unrealized) included in:

Net income (loss)	(91,547)	(91,547)

Other comprehensive income (loss)	-	-

Balance, June 30, 2014	$(1,248,951)	$(1,248,951)

Note 11 - Commitments and Contingencies

Payroll Taxes

At June 30, 2014, the Company recorded $53,901 of payroll taxes, of which approximately $45,000 were delinquent from the year ended December 31, 2003. The Company had also recorded $32,462 of related estimated penalties and interest on the delinquent payroll taxes. In June 2014, the Company determined to re-examine the nature and amounts of this accrued liability.

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

Future minimum payments required under this non-cancelable operating lease were as follows:

Year ending December 31:

2014 (remainder)	22,842

2015	45,684

2016	3,807

$72,333

Consulting Agreements

In December 2009, the Company entered into a retainer agreement with an attorney, whereby the attorney will act as in-house counsel for the Company with respect to all general corporate matters.  The agreement is at will and required a payment of 67 shares of common stock, valued at $75 per share, upon execution. Commencing on January 1, 2010, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock valued at market price on quarter end date (see note 12). .

In January 2012, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining clients and investors. The consultant will receive a fee of $5,000 per month and warrants to purchase 100 shares of the Company’s common stock, exercisable at $45 per share. The consultant also received warrants to purchase 100 shares of the Company’s common stock, exercisable at $45 per share, upon execution of the agreement. The warrants have a three year term. The term of the agreement was one month. The agreement was amended and extended for February, March, April, July, August and September 2012. The February 2012 amendment reduced the exercise price of the warrants to $30 per share. In July 2012, the agreement was amended for an additional one month extension and the monthly fee was increased to $5,500 and the issuance of warrants to purchase 110 shares of the Company’s common stock, exercisable at $30 per share, expiring three (3) year from the date of issuance. In May 2013, the agreement was amended to provide for a two-week fee of $2,500 and the issuance of warrants to purchase 50 shares of the Company’s common stock, exercisable at $6.00 per share, expiring three (3) year from the date of issuance.

In January 2012, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining investors. The consultant will receive a commission of 5% of all financing raised as a result of the consultant’s efforts. The consultant will also receive, as a commission, 10% of all financing raised as a result of the consultant’s efforts in the form of warrants to purchase shares of the Company’s common stock, exercisable at $30 per share expiring three (3) years from the date of issuance (see Note 12). The term of the agreement was two (2) years. As of June 30, 2014, no financing was raised relating to the agreement.

In February 2012, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining clients. The consultant will receive a commission of 50% of all contracted revenues and the first renewal of all contracted revenues for new clients and 25% of all contracted revenues for existing clients, recorded as a result of the consultant’s efforts. In March 2012, the agreement was amended to increase the 25% commission rate for existing clients to 35%. The parties may elect to remit commissions in the form of restricted shares of the Company’s common stock, with a maximum amount of shares issued in one (1) year not to exceed 3,333 shares. The agreement also includes performance incentives whereby the consultant will receive bonus restricted shares of the Company’s common stock at the end of the agreement term as follows: one million shares if contracted revenues exceed $1,000,000, two million shares if contracted revenues exceed $2,000,000, three million shares if contracted revenues exceed $3,000,000 and four million shares if contracted revenues exceed $4,000,000. At the end of the first year of the agreement, the consultant will also have the option to purchase restricted shares of the Company’s common stock directly from the Company at a 25% discount of the then current market price on the last day of the contract, up to a maximum of 3,333 shares. The term of the agreement was one (1) year.  In July 2012, the parties extended the term of the agreement to October 31, 2013. As of June 30, 2014, no revenues were recorded relating to the agreement.

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

In January 2013, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining investors. The consultant will receive a commission of 10% cash plus 10% warrant coverage, to be negotiated per deal, of all financing raised as a result of the consultant’s efforts. The warrants to purchase shares of the Company’s common stock, exercisable at a per share price of the dollars invested divided by the strike price of the investment, with a 20% exercise price premium, expiring four (4) years from the date of issuance and vesting over six (6) months. The term of the agreement was one (1) year. As of June 30, 2014, no financing was raised relating to the agreement.

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

In June 2013, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining clients. The consultant will receive a commission of 10% of all directly contracted revenues and 5% of revenues contracted through a third party, recorded as a result of the consultant’s efforts. The parties may elect to remit commissions in the form cash or restricted shares of the Company’s common stock (at a share price to be determined), or a combination of both. The term of the agreement is one (1) year with automatic renewals. As of June 30, 2014, no revenues were recorded relating to the agreement.

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

In July 2013, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining lending sources. The consultant will receive a commission of 10%, per deal, of net funding received by the Company as a result of the consultant’s efforts. The term of the agreement is twelve (12) months. As of June 30, 2014, no lending has resulted from the agreement.

In August 2013 the Company executed a retainer agreement with its an attorney to enforce its patent rights, in the State of Washington, as “Out-of-Band Authentication” is becoming the standard for authenticating consumers in the financial market.

In December 2013, the Company entered into a revenue share agreement with a firm whereby the consultant will assist the Company is obtaining new clients. The consultant will receive a commission of 5% on any revenues resulting from new clients obtained relating to the agreement. Either party may terminate the agreement by notifying the other party in writing.  As of June 30, 2014, no revenues were recorded as a result the consultant's efforts relating to the agreement.  In December 2013, the Company executed an advertising contract with the consultant for various marketing services to be provided from December 2013 to March 2014, at a cost of $975 per month. In March 2014, the Company executed an extension to the advertising contract with the consultant for various marketing services to be provided from April 2014 to July 2014, at a cost of $875 per month.

In December 2013, the Company entered into a consulting agreement with a firm whereby the firm will serve as a testifying expert as the Company enforces its patent rights through litigation. The Company shall compensate the consultant at a rate of $650 per hour for consultant services and $750 per hour for services relating to court testimony. As of June 30, 2014, no fees have been remitted to the consultant relating to this agreement.

In March, April and June 2014, the Company entered into consulting agreements with a firm whereby the consultant will assist the Company in obtaining investors. The consultant will receive a commission of 10% cash per deal, plus warrants to purchase shares of the Company's common stock, to be negotiated per deal, of all financing raised as a result of the consultant’s efforts. For the interim period ended June 30, 2014, the consultant received cash commissions of $39,200 as a result of financing raised relating to the agreements. For the interim period ended June 30, 2014, the Company issued warrants to purchase 8,000 shares of its common stock, exercisable at $0.045 per share for 1,000 shares, $0.135 per share for 2,000 shares, $0.21 per share for 3,000 shares, $0.22 per share for 1,000 shares and $0.32 per share for 1,000 shares to the consultant per the terms of the agreement. The warrant shares have a 50% exercise price premium and expire three (3) years from the date of issuance. The term of the agreements is per deal.

In March 2014, the Company executed a retainer agreement, for $5,000, with an attorney to assist the Company in responding to a February 2014 Depository Trust and Clearing Corporation ("DTCC") inquiry, including the issuance of a legal opinion letter. The DTCC inquiry was resolved in April 2014.

Term Sheets

In March 2012, the Company executed a term sheet with an investor firm whereby the firm would invest in the Company $53,000 in the form of a convertible promissory note, bearing interest at 8% per annum maturing nine (9) months from the date of issuance. A closing fee of $3,000 would be deducted from the tranche and the note would include a tiered prepayment penalty. The investor firm may process conversions after six months from the date of the closing. Conversions would include a 42% discount to the average closing bid price of the Company’s common stock for the previous ten (10) days of a conversion notice, using the average of the three (3) lowest trading prices. In April 2012, the Company received the tranche of $50,000, net of $3,000 closing fee, and executed a convertible promissory note and securities purchase agreement per the terms of the term sheet. In May 2012, the investor firm invested an additional $32,500 in the Company governed by the term sheet and in the form of a convertible promissory note for $32,500. The Company received the second tranche of $30,000, net of a $2,500 closing fee, in May 2012. In July 2012, the investor firm invested an additional $42,500 in the Company governed by the terms of a July 2012 term sheet and in the form of a convertible promissory note for $42,500. The Company received the third tranche of $40,000, net of a $2,500 closing fee, in July 2012. In November 2012, the Company executed a new term sheet with the investor firm and received $30,000, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In December 2012, the Company executed a new term sheet with the investor firm and received $40,000, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In February 2013, the Company executed a new term sheet with the investor firm and received $40,000, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In April 2013, the Company executed a new term sheet with the investor firm and received $40,000, net of a $2,500 legal fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In June 2013, the Company executed a new term sheet with the investor firm and received $40,000, net of a $2,500 legal fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In July 2013, the Company executed a new term sheet with the investor firm and received $37,500, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In August 2013, the Company executed a new term sheet with the investor firm and received $37,500, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the term sheet (see Note 5). The Company recorded all of the closing fees of $13,000 in 2012 and $2,500, from the February 2013 term sheet, for the year ended December 31, 2013, as deferred financing costs. The fees of $10,000, from the April, June, July and August 2013 term sheets, were expensed as legal fees for the year ended December 31, 2013. In February 2014, the Company executed a new term sheet with the investor firm and, in March 2014, received $50,000, net of a $3,000 legal fee, and executed a convertible promissory note and securities purchase agreement per the term sheet (see Note 5). The debentures contain an embedded derivative feature (see Note 10). For the interim period ended June 30, 2014 and 2013, the Company expensed $0 and $3,125, respectively, of financing expenses related to the deferred financing costs.

In November 2012, the Company executed a term sheet with an investor firm whereby the firm would invest in the Company $27,750 in the form of a convertible promissory note, bearing interest at 8% per annum maturing nine (9) months from the date of issuance. A legal fee of $2,750 would be deducted from the tranche and the note would include a tiered prepayment penalty. Conversions would include a 40% discount to the average closing bid price of the Company’s common stock for the previous ten (10) days of a conversion notice, using the average of the two (2) lowest trading prices. In December 2012, the Company received the tranche of $25,000, net of the $2,750 legal fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In February 2013, the Company executed a new term sheet with the investor firm and received $25,000, net of $2,750 in legal fees, and executed a convertible promissory note and securities purchase agreement per the term sheet. In May 2013, the Company executed a new term sheet with the investor firm and received $30,000, net of $2,750 in legal fees, and executed a convertible promissory note and securities purchase agreement per the term sheet. In October 2013, the Company executed a new term sheet with the investor firm and received $29,980, net of $2,770 in legal fees, and executed a convertible promissory note and securities purchase agreement per the term sheet. In May 2014, the Company executed a new term sheet with the investor firm and received $27,750, net of $2,750 in legal fees, and executed a convertible promissory note and securities purchase agreement per the term sheet (see Note 5).The debentures contain an embedded derivative feature (see Note 10).

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

In April 2014, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a promissory note holder and an unrelated party, the Company transferred $95,000 of the note balance and $5,000 of the accrued interest balance to the unrelated party in the form of a convertible note for $100,000 (see Notes 5 and 7). The new debenture contains an embedded derivative feature (see Note 10).

In May 2014, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a promissory note holder and an unrelated party, the Company transferred $25,000 of the accrued interest balance to the unrelated party in the form of a convertible note for $25,000 (see Notes 5 and 7). The new debenture contains an embedded derivative feature (see Note 10).

In May 2014, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a convertible promissory note holder and an unrelated party, the Company transferred $50,000 of the note balance to the unrelated party in the form of a convertible note for $50,000 (see Note 5). The new debenture contains an embedded derivative feature (see Note 10).

In June 2014, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a promissory note holder and an unrelated party, the Company transferred $18,768 of the accrued interest balance to the unrelated party in the form of a convertible note for $18,768 (see Notes 5 and 7). The new debenture contains an embedded derivative feature (see Note 10).

In June 2014, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a promissory note holder and an unrelated party, the Company transferred $30,000 of the note balance and $1,500 of the accrued interest balance to the unrelated party in the form of a convertible note for $31,500 (see Note 5). The new debenture contains an embedded derivative feature (see Note 10).

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

Due to Factor

In March 2007, the Company entered into a sale and subordination agreement with a factoring firm whereby the Company sold its rights to two invoices, from February 2007 and March 2007, totaling $470,200 to the factor.  Upon signing the agreement and providing the required disclosures, the factor remitted 65%, or $144,440, of the February 2007 invoice and a certain percentage of $53,010 of the March 2007 invoice to the Company.  The Company paid a $500 credit review fee to the factor relating to the agreement.  Per the terms of the agreement, once the Company’s client remits the invoice amount to the factor, the factor deducts a discount fee from the remaining balance of the factored invoices and forwards the net proceeds to the Company.  The discount fee is computed as a percentage of the face amount of the invoice as follows: 2.25% fee for invoices paid within 30 days of the down payment date with an additional 1.125% for each 15 day period thereafter. In September 2007, the February 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In December 2007, the March 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In February 2008, the Company and the factor agreed to a total settlement amount of $75,000, which was scheduled to be paid by the Company to the factor in September 2008 unless both parties mutually agreed to extend the due date. In September 2008, the Company and the factor reached a verbal agreement to extend the due date to December 31, 2008. The Company is pursuing a further extension. As of June 30, 2014, the balance due to the factor by the Company was $209,192 including interest.

Litigation

On March 25, 2013 the Company filed a complaint In The United States District Court For The District of New Jersey (case no: 13-cv-01895 (SRC)(CLW)) vs. WhiteSky, Inc (an existing channel partner). The Company filed claims that WhiteSky effectuated multiple contract breaches, misappropriation of trade secrets, breach of Intellectual Property, and disclosure of confidential information in commencing attempts to replace the Company's “GuardedID® Customized Desktop Product” with a third party's product since November 2012, even though the contractual agreement did not expire until May 2014. In July 2013, the Company filed an amended complaint based on the Court’s rulings on the motions, which required some minor adjustments and strengthening based on what the Company learned through early admissible discovery. The Company is aggressively litigating this matter and anticipates a successful outcome. To date, all of WhiteSky’s arguments against the Company's complaints have been denied by the Court. As of mid-November 2013 the case is in Discovery, which is actively progressing and limited to a certain number of months. In early 2014 settlement discussions commenced and are still in progress, with no certainty that they will succeed. If the Company is unsuccessful, the costs and results associated with these legal proceedings could be significant and could negatively affect the results of future operations.

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

In May 2014, the Company sold subscriptions to three individuals for the purchase of shares of its Series B preferred stock at $1.50 per share. The Company sold a total of 66,668 shares, for $100,000, that are convertible into shares of its common stock at a 40% discount to current market value, defined as the average of the immediately prior five trading day's closing prices upon receipt of a conversion notice, and with a minimum price level set by the Company's Board of Directors at $0.005. The Series B preferred shares can be converted at any time after six months from the subscription agreements, but only once every 30 days. The conversion feature of the subscription agreement contains an embedded derivative (see Note 10).

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

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the 1:1,500 reverse stock split.

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

Issuance of Common Stock for Services

In December 2009, the Company entered into a retainer agreement with an attorney, whereas the attorney acts as house counsel for the Company with respect to all general corporate matters.  The agreement is at will and required a payment of 67 shares of common stock, valued at $75 per share, due upon execution. Commencing on January 1, 2010, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market, and the total of which remains 2,500 shares post to the Company's March 2014 reverse stock split. In December 2012, the Company recorded $19 in legal fees related to the agreement, as common stock to be issued. The 5 shares of restricted common stock were issued in February 2013. For the interim period ended June 30, 2014 and 2013, the Company issued a total of 22,500 shares of restricted common stock, of which 7,500 shares were from 2013, valued at $2,956 and 10 shares of restricted common stock, valued at $84, respectively, all of which have been expensed as legal fees, related to the agreement.

In May 2012, the Company entered into a consulting agreement with a firm whereby the consultant will provide public relations services to the Company. The consultant will receive a fee of $7,000 per month and $500 per month in the form of restricted shares of the Company's common stock valued on the closing market price of the first day of each month that the agreement is in effect. In May 2012, the consultant received 23 shares of the Company’s common stock valued at $500. In June 2012, the consultant received 38 shares of the Company’s common stock valued at $500. In July 2012, the consultant received 42 shares of the Company’s common stock valued at $500. In August 2012, the consultant received 39 shares of the Company’s common stock valued at $500. In September 2012, the consultant received 36 shares of the Company’s common stock valued at $500. In October 2012, the consultant received 36 shares of the Company’s common stock valued at $500. In December 2012, the consultant received 58 shares of the Company’s common stock valued at $500. In March 2013, the consultant received 369 shares of the Company's common stock valued at $1,500, for payment of three months of services. In June 2013, the consultant received 159 shares of the Company's common stock valued at $1,500, for payment of three months of services. In October 2013, the consultant received 389 shares of the Company's common stock valued at $750, for payment of one and one-half months of services. The value of all of the shares issued has been expensed as consulting fees (see Note 11).

Issuance of Common Stock for Financing

In March 2010, the Company executed a promissory note for $50,000 with its CEO, bearing interest at 10% per annum, maturing on April 30, 2011. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 34 restricted shares of the Company’s common stock, valued at $37.50 per share and expensed in 2010, for a total of 68 shares of common stock. In January 2014, the note was extended to December 31, 2014 (see Note 8).

In April 2010, the Company executed a promissory note for $80,000, bearing interest at 10% per annum, maturing on July 23, 2010. As consideration for executing the note, the Company issued 334 shares of restricted common stock, valued at $31.50 per share, and expensed in 2010, to the note holder. On May 2, 2011, the Company repaid $10,000 of the note balance to the note holder. Per the terms of a settlement agreement that the Company executed with the note holder in January 2012, the Company issued 3,373 restricted shares of its common stock, valued at $24.75 per share, to the note holder as settlement of the remaining note balance of $70,000 plus accrued interest (see Note 7).

In May 2010, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on May 21, 2013. As consideration for executing the note, the Company issued 134 shares of restricted common stock, valued at $13.50 per share, to the note holder. For the interim period ended June 30, 2014 and 2013, the Company expensed $0 and $250, respectively, of financing expenses related to the shares (see Note 7).

Conversions to Common Stock

For the interim period ended June 30, 2014, the Company received conversion notices from Asher to convert $95,100 of notes dated June 4, 2013 and July 17, 2013, and $4,700 of accrued interest, into 1,029,483 unrestricted shares of our common stock, at conversion prices ranging from $0.09 per share to $0.1112 per share (see Note 5).

For the interim period ended June 30, 2014, the Company received conversion notices from Auctus to convert $17,000 of a note dated May 28, 2013, and accrued interest of $1,579, and $28,930 of a note dated October 1, 2013 into 1,610,465 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.014730 to $0.09 per share (see Note 5).

For the interim period ended June 30, 2014, the Company received conversion notices from Iconic to convert $86,502 of notes dated June 4, 2013, July 23, 2013 and October 4, 2013, and accrued interest of $7,252, into 2,232,506 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.01806 to $0.09 per share (see Note 5).

For the interim period ended June 30, 2014, the Company received conversion notices from WHC to convert $24,553 of a note  originally issued to a non-related third party on June 6, 2006 and $21,790 of a note originally issued to a non-related third party on January 23, 2009, and $633 of accrued interest, and sold to the investor firm with no additional consideration to the Company, into 1,383,443 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.014674 to $0.087 per share (see Note 5).

For the interim period ended June 30, 2014, the Company received conversion notices from Tarpon to convert $117,201 of a note originally issued to a non-related third party on February 29, 2008, and sold to the investor firm with no additional consideration to the Company, into 4,060,969 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.012705 to $0.10175 per share (see Note 5).

For the interim period ended June 30, 2014, the Company received conversion notices from Tonaquint to convert $29,804 of a note dated October 18, 2013 into 1,399,061 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.01806 to $0.03306 per share (see Note 5).

For the interim period ended June 30, 2014, the Company received conversion notices from JSJ to convert $27,818 of a note originally issued to a non-related third party on June 6, 2006, and sold to the investor firm with no additional consideration to the Company, into 1,724,928 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.014870 to $0.018750 per share (see Note 5).

For the interim period ended June 30, 2013, the Company received conversion notices from ICG to convert $36,660 of the January 3, 2012 note into 16,667 unrestricted shares of the Company's common stock at conversion prices ranging from $1.69 to $2.54 (see Note 5).

For the interim period ended June 30, 2013, the Company received conversion notices from Asher to convert the balance of the note due on February 8, 2013 of $8,500, and accrued interest of $1,300, the balance of the note due on April 30, 2013 of $42,500, and accrued interest of $1,700, the balance of the note due on August 5, 2013 of $32,500, and accrued interest of $1,300, and $35,000 of the note due June 14, 2014 into 58,126 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.00095 to $0.0031 per share (see Note 5).

For the interim period ended June 30, 2013, the Company received a conversion notice from Auctus to convert $15,000 of the note dated November 30, 2012 into 4,695 unrestricted shares of the Company's common stock at a conversion price of $3.20 per share (see Note 5).

For the interim period ended June 30, 2013, the Company received conversion notices from Iconic to convert $35,000 of the note dated June 4, 2013 for $55,152 into 18,247 unrestricted shares of the Company's common stock, at conversion prices ranging from $1.44 to $2.61 per share (see Note 5).

Issuance of Warrants and Options for Financing and Acquiring Services

In connection with consulting agreements, the Company issued warrants for 18,044 shares to consultants, all of which were deemed earned upon issuance, as of June 30, 2014 (see Note 11). The fair value of these warrants granted, estimated on the date of grant using the Black-Scholes option-pricing model, was $1,005,625, which has been recorded as consulting expenses.

In October 2013, the Company entered into a purchase agreement with Tonaquint which included five year warrants for 61,111 shares of the Company's common stock, at an exercise price of $0.40, subject to adjustments. The terms of the warrants are as follows:

•

The warrants have an expiration date five years from issuance on October 13, 2018;

•

The exercise price resets to a floor which may be adjusted in the initial six months after issuance;

•

As of June 30, 2014, no warrants have been exercised.

The Tonaquint warrants contain an embedded derivative (see Note 10).

The table below summarizes the Company’s non-derivative warrant activities through June 30, 2014:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2012	175,336	$2.25-15,000	$73.50	$1,525,791	$-

Granted	61,162	6.00-600	600	61,636	-
Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	(24,253)	22.50-15,000	49.50	(482,177)	-
Balance, December 31, 2013	212,245	$2.25-15,000	$238.50	$1,105,250	$-

Granted	8,000	0.045-0.32	0.186	1,222	-
Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	(33,334)	$30.00-15,000	146.28	(446,709)	-
Balance, June 30, 2014	186,911	$2.25-15,000	$248.80	$659,763	$-

Vested and exercisable, June 30, 2014	186,911	$0.045-15,000	$248.80	$659,763	$-

Unvested, June 30, 2014	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2014:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$15,000	2	1.25	$15,000	2	1.25	$15,000

$0.0135-1,200	186,909	2.42	$248.80	186,909	2.42	$248.80

$0.0135 - $15,000	186,911	2.42	$248.80	186,911	2.42	$248.80

Issuance of Stock Options to Parties Other Than Employees for Acquiring Goods or Services

In January 2013, the Company granted an option to purchase 6,667 shares of its common stock to NetLabs, Inc. in exchange for the assignment of the entire right, title and interest in and to the “Out-of-Band Patent”.  The Options were valued at $2.7 per share, or $18,000, which was recorded as Patent.

The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

January 30, 2013

Expected life (year)	10.00

Expected volatility	142.00%

Risk-free interest rate	2.03%

Expected annual rate of quarterly dividends	0.00%

As of June 30, 2014, options to purchase an aggregate of 8,000 shares of its common stock for non-employees were outstanding. The exercise price of the options to purchase 1,333 and 6,667 shares its common stock is $9.00 and $2.7, respectively, yielding a weighted average exercise price of $4.50. In January 2013, options to purchase an aggregate of 507 of the Company's common stock at $5,400 per share were cancelled per an agreement executed with NetLabs, Inc. Also in January 2013, options to purchase an aggregate of 2 shares of the Company's common stock, at $13,500 per share, expired.

Note 13 - Stock Based Compensation

2004 Equity Incentive Plan

In September 2004, the stockholders approved the Equity Incentive Plan for the Company’s employees (“Incentive Plan”), effective April 1, 2004. The number of shares authorized for issuance under the Incentive Plan was increased to 6,667 in September 2006, 10,000 in March 2007, 13,333 in June 2007, 66,667 in December 2007 and 133,333 in April 2011 by unanimous consent of the Board of Directors prior to 2011 and by majority consent of the Board of Directors in 2011.

2012 Stock Option Plan

In November 2012, the stockholders approved the 2012 Stock Option Plan (“2012 Stock Incentive Plan”) for the Company’s employees, effective January 3, 2013. The number of shares authorized for issuance under the plan is 66,667.

Options granted in January 2013

On January 3, 2013, the Company granted options to purchase 3,333 shares of its common stock to the Company’s management team and employees with an exercise price at $3.45 per share, expiring ten (10) years from the date of grant vesting over an eight month period.

The Company estimated the fair value of 2013 options on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

January 3, 2013

Expected life (year)	10.00

Expected volatility	154.00%

Risk-free interest rate	1.92%

Expected annual rate of quarterly dividends	0.00%

The table below summarizes the Company’s 2004 Incentive Plan and 2012 Stock Incentive Plan activities through June 30, 2014:

	Number of Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2012	93,352	$3.75-15,000	$21	$3,214,621	$-

Granted	3,334	$3.45	$3.45	$10,000	-
Canceled for cashless exercise	(25)	$1,500	$4,200	$(41,488)	-

Exercised (Cashless)	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	(4,071)	$30.00 - 120	$90	$(383,480)	-
Balance, December 31, 2013	92,590	$3.45-15,000	$15.45	$2,799,653	$-

Granted	-	-	-	-	-
Canceled	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	(6)	-	-	-	-
Balance, June 30, 2014	92,584	$3.45-15,000	$14.78	$2,799,653	$-

Vested and exercisable, June 30, 2014	92,584	$3.45-15,000	$14.78	$2,799,653	$-

Unvested, June 30, 2014	-	$-	$-	$-	$-

As of June 30, 2014, options to purchase an aggregate of 92,590 shares of common stock were outstanding under the 2004 incentive plan and 2012 Stock Incentive Plan and there were 107,410 shares remaining available for issuance. Also in May 2013, options to purchase an aggregate of 20 shares of the Company's common stock, at $1,500 per share and 5 shares of the Company's common stock, at $15,000 per share, were cancelled.

The following table summarizes information concerning 2004 Incentive plan and 2012 Stock Incentive Plan as of June 30, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$15,000	10	0.76	$15,000	10	0.76	$15,000

$1,500	50	2.016	$1,500	50	2.01	$1,500

$3.75-562.5	89,190	1.64	$12.7	89,190	1.64	$12.7

$3.45	3,334	8.5	$3.45	3,334	8.5	3.45

$3.45-15,000	92,584	1.88	$14.78	92,584	1.88	$14.78

 Note 14 - Concentration of Credit Risk

Customers and Credit Concentrations

Revenue concentrations and the accounts receivables concentrations are as follows:

	Net Sales for the Interim Period Ended		Accounts Receivable at
	June 30, 2014	June 30, 2013	June 30, 2014	December 31, 2013

Customer A	40.2%	27.9%	36.1%	25.9%

Customer B	18.4%	-%	-%	-%

Customer C	17.5%	-%	19.8%	-%

Customer D	-%	45.4%	-%	-%

Customer E	-%	-%	29.5%	-%

	76.1%	73.3%	85.4%	25.9%

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

Convertible Notes Payable

In August 2014, the Company issued a convertible note for $34,500, net of a discount of $4,500 for a total received of $30,000, bearing interest at 10% per annum, maturing on August 8, 2015 with Iconic. The debenture contains an embedded derivative feature.

Term Sheet

In July 2014, the Company executed a term sheet with LG Capital whereby LG Capital would invest in the Company $84,000 in the form of two convertible promissory note for $42,000 each, bearing interest at 10% per annum maturing twelve (12) months from the date of issuance. A legal fee of $2,000 would be deducted from each tranche. The investor firm may process conversions after six months from the date of the closing. Conversions would include a 42% discount to the average closing bid price of the Company’s common stock for the previous twenty (20) days of a conversion notice.  The Company issued the first convertible note in July 2014 and received a net amount of $40,000.

Debt Purchase Agreement

In July 2014, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a promissory note holder and Black Arch Opportunity Fund, LP ("Black Arch"), the Company transferred $25,000, and $16,151 of accrued interest, of a note dated January 22, 2008 to the unrelated party in the form of a convertible note for $41,151. The new debenture contains an embedded derivative feature.

Consulting Agreements

In July 2014, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining investors. The consultant will receive a commission of 10% cash per deal, plus warrants to purchase shares of the Company's common stock, to be negotiated per deal. The term of the agreement is per deal.  In July 2014, the consultant received a cash commission of $4,000 as a result of financing raised relating to the agreement. The consultant also received warrants to purchase 1,000 shares of the Company's common stock, with an exercise price of $0.03 per share, and an expiration date of July 10, 2017.

In August 2014, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining investors. The consultant will receive a commission of 10% cash per deal, plus warrants to purchase shares of the Company's common stock, to be negotiated per deal. The term of the agreement is per deal.  In August 2014, the consultant received a cash commission of $3,000 as a result of financing raised relating to the agreement. The consultant also received warrants to purchase 1,000 shares of the Company's common stock, with an exercise price of $0.014 per share, and an expiration date of August 1, 2017.

Conversions to Common Stock

In July 2014, the Company received a conversion notice from Auctus to convert $3,820 of a note, and accrued interest of $1,725, dated October 1, 2013, into 988,314 unrestricted shares of the Company's common stock, at a conversion price of $0.00561 per share.

In July 2014, the Company received conversion notices from Black Arch to convert $19,300 of a note originally issued to a non-related third party on January 22, 2008, and sold to the investor firm with no additional consideration to the Company, into 4,286,328 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.003596 to $0.007656 per share.

In July 2014, the Company received conversion notices from GEL to convert $22,700 of a note originally issued to a non-related third party on September 23, 2006, and sold to the investor firm with no additional consideration to the Company, into 2,773,737 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.004234 to $0.013398 per share.

In July 2014, the Company received conversion notices from Tarpon to convert $9,817 of a note originally issued to a non-related third party on February 29, 2008, and sold to the investor firm with no additional consideration to the Company, into 1,075,246 unrestricted shares of the Company's common stock, at a conversion price of $0.00913 per share.

In July 2014, the Company received conversion notices from Tonaquint to convert $12,200 of a note, dated October 18, 2013, into 1,381,465 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.0048 to $0.01392 per share.

In July 2014, the Company received conversion notices from WHC Capital to convert $9,322 of a note originally issued to a non-related third party on January 23, 2009, and sold to the investor firm with no additional consideration to the Company, into 932,200 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.005394 to $0.01485 per share.

In August 2014, the Company received a conversion notice from Black Arch to convert $7,838 of a note originally issued to a non-related third party on January 22, 2008, and sold to the investor firm with no additional consideration to the Company, into 2,549,765 unrestricted shares of the Company's common stock, at a conversion price of $0.003074 per share.

In August 2014, the Company received conversion notices from GEL to convert $8,800 of of a note originally issued to a non-related third party on September 23, 2006, and sold to the investor firm with no additional consideration to the Company, into 2,764,911 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.002958 to $0.003596 per share.

In August 2014, the Company received a conversion notice from JSJ to convert $4,998 of a note originally issued to a non-related third party on June 9, 2006, and sold to the investor firm with no additional consideration to the Company, into 1,299,044 unrestricted shares of the Company's common stock, at a conversion price of $0.00385 per share.

In August 2014, the Company received a conversion notice from WHC Capital to convert $4,237 of a note originally issued to a non-related third party on January 23, 2009, and sold to the investor firm with no additional consideration to the Company, into 1,123,900 unrestricted shares of the Company's common stock, at a conversion price of $0.00377 per share.

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

Such risks include, among others, the following: demand for payment of our convertible notes outstanding under which we are currently in default, our inability to obtain adequate financing to repay the convertible notes, our ability to continue financing the operations either through debt or equity offerings,   international, national and local general economic and market conditions: our ability to sustain, manage or forecast our growth; material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this filing. Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

In November 2010, we received notice that the United States Patent and Trademark Office (“USPTO”) had issued an official Notice of Allowance for the patent application for the technology relating to our ProtectID® product, titled "Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System". In January 2011, we received notice that the USPTO issued to us Patent No. 7,870,599.  This “Out-of-Band” Patent went through a USPTO Re-Examination process starting on August 16, 2011 and concluded on December 27, 2011, with all of our patent claims remaining intact and eight additional patent claims being added. Since 2011, we submitted additional continuation patents on the “Out-of-Band” Patent, with a current approximate of sixty additional Company claims resulting from two additional patents granted and a fourth pending. The keystroke encryption technology we developed and use in our GuardedID® product is protected by two patents and one continuation pending.

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

We completed the development of our ProtectID® platform at the end of June 2006, we completed the core development of our keyboard encryption and anti-keylogger product, GuardedID®, in December 2006 and commenced deployment of our new mobile product, MobileTrust® into the mobile stores in 2014, of which the first two are currently being sold and distributed. Our suite of products is targeted to the financial, e-commerce, corporate, government, healthcare, legal, insurance, technology and retail sectors. We seek to locate customers in a variety of ways. These primarily include contracts with value added resellers and distributors (both inside the United States and internationally), direct sales calls initiated by our internal staff, exhibitions at security and technology trade shows, through the media, through consulting agreements, and through our agent relationships. Our sales generate revenue either as an Original Equipment Manufacturer (“OEM”) model, through a Hosting/License agreement, bundled with other company’s products or through direct purchase by distributors and resellers. We price our products for cloud consumer transactions based on the number of transactions in which our software products are utilized. We also price our products for business applications based on the number of users. These pricing models provide our company with one-time, monthly, quarterly and annual recurring revenues with volume discounts. We are also generating revenues from annual maintenance contracts, renewal fees and expect, but cannot guarantee, an increase in revenues based upon the execution of various agreements that we have recently concluded and are being implemented during the fourth quarter of 2014, primarily in the retail and insurance sectors.

We generated all of our revenues of $170,413 for the six months ended June 30, 2014, compared to $188,171 for the six months ended June 30, 2013, from the sales of our security products. The decrease in revenues was primarily due to the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology relating to our initiated litigation with one of our channel partners, WhiteSky, Inc. ("WhiteSky"), as well as delays in realizing revenues from some of our new distributor’s clients, and in delayed rollout of our new mobile security technologies. The production of our mobile products is being set up to roll out through the Apple and Android markets in and around September of 2014. In addition, we are working on rolling out our GuardedID® MAC version during this same timeframe. Therefore, we see strong opportunities for increased sales through the rest of 2014 and beyond. Additionally, we believe we have opportunities through our sales distribution channels, including current pilots, which should increase revenues throughout 2014 especially with the addition of our new mobile security products and new multi-marketing partners.

We market our products globally to financial service firms, healthcare related companies, legal services companies, e-commerce companies, gaming, automotive, government agencies, multi-level marketing groups, the enterprise market in general, and with virtual private network companies, as well as technology service companies and retail distributors that service all the above markets. We seek such sales through our own direct efforts, through distributors, resellers and third party agents internationally. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in multiple production installations and pilot projects with various distributors, resellers and direct customers primarily in the United States. Our GuardedID® product is also being sold directly to consumers, primarily through the Internet as well as distributors, resellers, third party agents, affiliates and potential OEM agreements by bundling GuardedID® with their products (providing a value-add and competitive advantage to their own products and offerings). Currently this is the most active market for us with multiple programs in pre-production and some already in production. We anticipate increases in revenues in the fourth quarter of 2014 from these programs. In addition, we have completed the development and testing our new mobile products, MobileTrust® and GuardedID® Mobile Software Development Kit (SDK), which is currently in Beta and being prepared for sale in mobile online stores in the September 2014 timeframe. The mobile products play a major role in our fourth quarter 2014 revenue projections, and also beyond 2014.  Although no assurances can be provided that revenues will increase as anticipated, our GuardedID® MAC version, also rolling out around the September 2014 timeframe, is another reason for our projected increase in revenues during the fourth quarter of 2014.

We have incurred substantial losses since our inception. Our management believes that our products provide a cost-effective, more secure and technologically competitive solution to address the problems of cyber security and data breaches in general, especially when considering our new mobile applications. Considering recent public announcements by Symantec and other media sources that anti-virus solutions barely protect against the new malware threats, primarily keylogging malware, our keystroke encryption patented products are becoming more important, especially in the healthcare and retail markets. However, there can be no assurance that our products will continue to gain increased acceptance and continue to grow in the commercial and retail marketplaces or that one of our competitors will not introduce technically superior products.

Our executive office is located at 1090 King Georges Post Road, Suite 603, Edison, NJ 08837. Our telephone number is (732) 661-9641. We have 6 employees. Our Company’s website is www.strikeforcetech.com (we are not including the information contained in our website as part of, nor should the information be relied upon or incorporated by reference into, this report on Form 10-Q).

Business Model

We are focusing primarily on developing sales through “channel” relationships in which our products are offered by other manufacturers, distributors, value-added resellers and agents, internationally. In 2013, we added and publicly announced additions to our global distribution sales channel, which provides additional presence for us in the United States, Canada, Europe and Africa. We continue to add additional channel partners, especially on the consumer side. We also sell our suite of security products directly from our Edison, New Jersey office, which also augments our channel partner relationships. It is our strategy that these “channel” relationships will provide the greater percentage of our revenues ongoing, as was the case in 2012. Examples of the channel relationships that we are seeking include already established original equipment manufacturer (“OEM”) and bundled relationships with other security technology and software providers that would integrate or bundle the enhanced security capabilities of ProtectID®, GuardedID® and/or MobileTrust® into their own product lines, thereby providing greater value to their clients. These would include providers of networking software and manufacturers of computer and telecommunications hardware and software that provide managed services, and multi-level marketing groups, as well as all markets interested in increasing the value of their products and packages, such as financial services software, anti-virus, government integrators and identity theft product companies. We anticipate announcing a new and formative distribution partner during the third quarter of 2014 in conjunction with our third quarter business targets.

From our MobileTrust® security new mobile application, which is now completing beta testing, we have created and announced two new programs: our new ProtectID® Mobile OTP (One Time Password) to be used with ProtectID®; and our new GuardedID® Mobile keystroke encryption software development kit (SDK). We anticipate that both new products will be in production by the fourth quarter of 2014, respectively. With the creation of this new GuardedID® Mobile SDK, we intend to focus the sales of this software product to the development groups of our target markets to be added to their mobile applications. Management has already received requests for this software, including for mobile devices, as keystroke encryption malware continues to grow and remain a major problem for the cyber security market. Particularly, in management’s estimation, with anti-virus products being seen as non-effective against malware threats.

Our primary target markets include financial services such as banks and insurance companies, healthcare providers, legal services, government agencies through integrators, technology platforms, e-commerce based services companies, telecommunications and cellular carriers, technology software companies, government agencies and consumers, especially for our mobile and keystroke encryptions products. We are focusing our concentration on cyber security and data breach strategic problem areas, such as where compliance with financial, healthcare, legal and government regulations are key and stolen passwords are used to acquire private information illegally. In the fourth quarter of 2011, we executed a multi-year contract with a major US financial lender who utilizes our ProtectID® solution for its over 12,000,000 employees, administrators and consumers. The contract became revenue producing in the fourth quarter of 2011 for a three year auto-renewable term. In the first quarter of 2012, we executed a multi-year contract with a healthcare facility who utilizes our ProtectID® solution for its employees and administrators. The contract became revenue producing in the first quarter of 2012 for a three year auto-renewable term. During the second half of 2012, we signed on additional distributors and resellers from which we started to generate revenues in 2013, as they implemented their sales strategies for our products. In the fourth quarter of 2013, a number of our channel partners had pilots and client implementations in place that are expected to increase our revenues in the fourth quarter of 2014. With our mobile products commencing production in the September 2014 timeframe, we anticipate increased revenues in the fourth quarter of 2014 and into 2015.There is no guarantee as to the timing and success of these efforts.

Because we are now experiencing a continual recurring growing market demand especially in the mobility and encryption markets, we continue to develop an increasing global reseller and distribution channel as a strategy to generate, manage and fulfill demand for our products across market segments, minimizing the requirement for an increase in our staff. We continue to minimize the concentration on our initial direct sales efforts as our distribution and reseller channels continue to grow internationally and require appropriate levels of support in the growing Cyber Security market.

We seek to generate revenue through fees for ProtectID® based on client consumer usage in the financial, healthcare services and legal services markets, as well as enterprises in general, through our Cloud Service, plus one-time and annual per person fees in the enterprise markets which often are for in-house installations of our products, and set-up and recurring transaction fees when the product is accessed in our Cloud Service, along with annual maintenance fees, and other one-time and recurring fees. We also intend to generate revenues through sales of our GuardedID® product. GuardedID® pricing is for an annual license and we discount for volume purchases. GuardedID® pricing models, especially when bundling through OEM contracts, include monthly and quarterly recurring revenues. As more agreements are reached by our distributors, we are experiencing monthly increasing sales growth, through the execution of GuardedID® bundled OEM agreements. We also provide our clients a choice of operating our ProtectID® software internally by licensing it or through our hosted Cloud Service or a hybrid that some clients have implemented and none of our competitors presently offer. GuardedID® requires a download on each and every computer it protects, whether for employees or consumers. We have three GuardedID® products, (i) a standard version which protects browser data entry only, (ii) a premium version which protects almost all the applications running under Microsoft Windows on the desktop, including Microsoft Office Suite and almost all applications running on the desktop, (iii) an Enterprise version which, in addition, provides the Enterprise administrative rights and the use of Microsoft’s Enterprise tools for the product’s deployment and (iv) an Apple MAC version for all the latest MAC operating systems and for the browsers and entire desktop.  Our new MobileTrust® mobile product will be priced for the consumer through the appropriate mobile phone stores, as well as direct, distribution and OEM sales for higher volume enterprises, including volume discounts to the degree allowed by the telecommunications providers. Our new GuardedID® Mobile SDK (software development kit) will be priced on an annual recurring fee based on volume and number of users or an enterprise plus maintenance price. We anticipate, but can provide no assurances, that these product offerings will result in the largest number of sales and related revenues for us in the fourth quarter of 2014 and throughout 2015.

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

4. Original Equipment Manufacturers (OEM): SFT products are sold to other security technology vendors that integrate ProtectID® and GuardedID® and now GuardedID® Mobile SDK into their products (bundling) and services providing for monthly/annual increasing recurring revenues or other models as the SDK enters the market during the fourth quarter of 2014.

5. Internet sites that sell GuardedID® to consumers and small enterprises, such as affiliates.

6. Technology and other providers and resellers, agents and distributors interested in purchasing and or selling our new MobileTrust® cyber solution for all mobile devices, initially for all Apple and Android devices, that should be in production during the September  2014 timeframe.

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

Intellectual Property

We are working with our patent attorneys to aggressively enforce our patent rights per the terms of a retainer agreement executed in February 2013. Our patent attorneys also filed third and fourth “Out of Band” continuation patents. The third patent was recently granted and the fourth patent is pending. We currently have three patents granted to us for Out-of-Band (Patent Nos.: 7,870,599, 8,484,698 and 8,713,701).

We are also working with our patent attorneys to plan our strategy to aggressively enforce our patent rights relating to our newly granted Keystroke Encryption patent that helps protect our GuardedID® and MobileTrust® products. We were granted our first related keystroke encryption patent and were granted our second keystroke encryption patent. Our patent attorneys also filed a third Keystroke Encryption continuation patent which is now pending (Patent Nos.: 8,566,608 and 8,732,483).

We have four trademarks that have been approved and registered: ProtectID®, GuardedID®, MobileTrust® and CryptoColor®. A portion of our software is licensed from third parties and the remainder is developed by our own team of developers while leveraging some external consultant expertise as necessitated. We rely upon confidentiality agreements signed by our employees, consultants and third parties to protect the intellectual property rights.

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

Business Strategy

We could incur significant additional costs before we become profitable. We anticipate that most of the costs that we incur will be related to salaries, professional fees, marketing, sales and research & design. We have increased our sales efforts by retaining a consultant and our technology staff by contracting an outsourced firm. Our operations presently require funding of approximately $110,000 per month. We expect that our monthly cash usage for operations will increase slightly due to contracted and anticipated increased volumes and adding some targeted marketing programs. We anticipate that the areas in which we will experience the greatest increase in operating expenses is in marketing, selling,  product support, product research and new technology development in the cyber security growing market. In 2013, we added one new sales consultant working in specific markets and for the most part on a commission base only. We are committed to maintaining our current level of operating costs until we earn the level of revenues needed to absorb any potential increase in costs.

Our primary strategy during the last quarter of 2013 was to focus on the growth and support of our channel partners, including distributors, resellers and original equipment manufacturers (OEMs), along with our newly signed sales consultants. Our internal sales team targets potential direct sales in industries that management believes provides the greatest potential for short term sales. These include small to medium sized financial institutions, government agencies, e-commerce, healthcare, legal and enterprise businesses. We are also executing agreements with strategic resellers and distributors for marketing, selling and supporting our products internationally. We primarily work with distributors, resellers and agents to generate the bulk of our sales internationally, realizing that this strategy takes longer to nurture, however progressing well. We contend that we are starting to realize positive results with our sales channel and look forward to a very successful remainder of 2014 through the sales channel and from our new mobile and GuardedID® MAC products with a concentration of sales already contracted for the fourth quarter 2014. There can be no assurances, however, that we will succeed in implementing our sales strategy. Although management believes that there is an increasingly strong market for our products as the need for cyber security solutions increases globally, as supported by the RSA Security Show responses we received in February 2014, we have not generated substantial revenue from the sale of our products and there is no assurance we can secure a market sufficient to permit us to achieve profitability in the next twelve months.

Competition

The software development and services market is characterized by innovation and competition. There are several well-established companies within the authentication market that offer network security systems in our product market and newer companies with emerging technologies. We believe that our multi-patented “Out-of-Band” multi-factor identity authentication platform is an innovative, secure, adaptable, competitively priced, integrated network authentication platform. The main features of ProtectID® include: an open architecture “Out-of-Band” platform for user authentication; operating system independence; biometric layering; mobile authentication; secure website logon; Virtual Private Network (“VPN”) access; domain authentication; newly added Office 365 authentication and multi-level authentication. Unlike other techniques for increased network security, ProtectID® does not rely on a specific authentication device or method (e.g., phone, tokens, smart cards, digital certificates or biometrics, such as a retinal or fingerprint scan). Rather ProtectID® has been developed as an “open platform” that incorporates an unlimited number of authentication devices and methods. For example, once a user has been identified to a computer network, a system deploying our ProtectID® authentication system permits the “Out-of-Band” authentication of that user by a telephone, iPhone, iPad, Blackberry, PDA, email, hard token, SSL client software, a biometric device such as a voice biometric, or others, before that user is permitted to access the network. By using “Out-of-Band” authentication methods, management believes that ProtectID®, now patented and protected through our ongoing litigation, with plans for additional litigation, provides a competitive product for customers with security requirements greater than typical name and password schemes for virtual private networks and computer systems with multiple users at remote locations, as examples. We also believe that our multi-patented keystroke encryption product, GuardedID®, offers an additional competitive edge for network security and e-commerce applications that should provide greater levels of security and the ability to evolve over time based on newer technologies when made available. There is less competition for the keystroke encryption product and there are no well-established companies in this space, which explains our current growth in pilots and sales for GuardedID®, especially relating to bundled channel partner programs. GuardedID® is critical to help prevent key logging viruses, one of the largest sources of cyber attacks and data breaches. GuardedID® also is protected with two patents and one pending. Our newest product, MobileTrust®, is ideal for bringing the functionality of our other two products, especially including keystroke encryption, to all mobile devices, with initial focus on all Apple and Android devices. This product is also protected with a patent pending and some of its features and functions are covered by the Out-of-Band Authentication and Keystroke Encryption patents. Our other new mobile product is GuardedID® Mobile SDK, which allows our secured keyboard function as a software development kit for developers to purchase and integrate as part of their secured applications. Considering the features and functions, all of our cyber solutions have limited competition based on our products’ ability to protect individual identities and computers/devices against some of the most dangerous increasing threats. We also have great demand for the mobile products, which are being marketed to all potential new clients.

Although we believe that our suite of products offer competitive advantages, there is no assurance that any of these products will continue to increase its market share in the marketplace. Our competitors include established software and hardware companies that are likely to be better financed and to have established sales channels. Due to the high level of innovation in the software development industry, it is also possible that a competitor will introduce a product that provides a higher level of security than our products or which can be offered at prices that are more advantageous to the customer.

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2013

Revenues for the three months ended June 30, 2014 were $79,512 compared to $27,180 for the three months ended June 30, 2013, an increase of $52,332 or 193%. The increase in revenues was primarily due to the increase in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology. We have opportunities, through our sales channels, including current pilots, that we expect, but cannot guarantee, will continue to increase revenues in the fourth quarter of 2014, especially in the retail market through the engagement of new distributors.

Revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign on fees, and recurring transaction revenues. Hardware sales for the three months ended June 30, 2014 were $156 compared to $260 for the three months ended June 30, 2013, a decrease of $104. The decrease in hardware revenues was primarily due to the decrease in our sales of our one-time-password token key-fobs.  Software, services and maintenance sales for the three months ended June 30, 2014 were $79,356 compared to $26,920 for the three months ended June 30, 2013, an increase of $52,436. The increase in software, services and maintenance revenues was primarily due to the increase in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology.

Cost of revenues for the three months ended June 30, 2014 was $1,035 compared to $4,262 for the three months ended June 30, 2013, a decrease of $3,227, or 27.2%. The decrease resulted primarily from the decrease in processing fees relating to our ProtectID® product. Cost of revenues as a percentage of total revenues for the three months ended June 30, 2014 was 1.3% compared to 15.7% for the three months ended June 30, 2013. The decrease resulted primarily from the increase in our total revenues and decrease in processing fees.

Gross profit for the three months ended June 30, 2014 was $78,477 compared to $22,918 for the three months ended June 30, 2013, an increase of $55,559, or 242%. The increase in gross profit was primarily due to the increase in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology.

Research and development expenses for the three months ended June 30, 2014 were $76,000 compared to $84,500 for the three months ended June 30, 2013, a decrease of $8,500, or 10.1%. The decrease in research and development expenses was primarily due to the elimination of one personnel member through attrition. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative (“SGA”) expenses for the three months ended June 30, 2014 were $362,632 compared to $415,460 for the three months ended June 30, 2013, a decrease of $52,828 or 12.7%. The decrease was due primarily to the decrease in legal fees we expensed in the quarter. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other expense for the three months ended June 30, 2014 was $447,613 as compared to $191,748 for the three months ended June 30, 2013, representing an increase in other expense of $255,865, or 133%. The increase was primarily due to an increase in changes in fair value of derivative liabilities and an increase in interest expense.

Our net loss for the three months ended June 30, 2014 was $807,768 compared to a net loss of $668,790 for the three months ended June 30, 2013, an increase of $138,978, or 20.8%. The increase in our net loss was due primarily to the increase in other expenses caused by an increase in changes in fair value of derivative liabilities and an increase in interest expense.

FOR THE SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2013

Revenues for the six months ended June 30, 2014 were $170,413 compared to $188,171 for the six months ended June 30, 2013, a decrease of $17,758 or 9.4%. The decrease in revenues was primarily due to the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology relating to our initiated litigation with one of our channel partners, WhiteSky, Inc. ("WhiteSky"), as well as delays in realizing revenues from some of our new distributor’s clients, and in delayed rollout of our new mobile security technologies. We have opportunities, through our sales channels, including current pilots, that we expect, but cannot guarantee, will increase revenues in the fourth quarter of 2014 with the rollout of our MobileTrust® and GuardedID® MAC products in September 2014.

Revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign on fees, and recurring transaction revenues. Hardware sales for the six months ended June 30, 2014 were $6,223 compared to $7,207 for the six months ended June 30, 2013, a decrease of $984. The decrease in hardware revenues was primarily due to the decrease in our sales of our one-time-password token key-fobs.  Software, services and maintenance sales for the six months ended June 30, 2014 were $164,190 compared to $180,964 for the six months ended June 30, 2013, a decrease of $16,774. The decrease in software, services and maintenance revenues was primarily due to the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology relating to our initiated litigation with WhiteSky.

Cost of revenues for the six months ended June 30, 2014 was $7,914 compared to $9,669 for the six months ended June 30, 2013, a decrease of $1,755, or 18.2%. The decrease resulted primarily from the decrease in processing fees relating to our ProtectID® product. Cost of revenues as a percentage of total revenues for the six months ended June 30, 2014 was 4.6% compared to 5.1% for the six months ended June 30, 2013. The decrease resulted primarily from the decrease in our cost of revenues.

Gross profit for the six months ended June 30, 2014 was $162,499 compared to $178,502 for the six months ended June 30, 2013, a decrease of $16,003, or 9.0%. The decrease in gross profit was primarily due to the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology relating to our initiated litigation with WhiteSky.

Research and development expenses for the six months ended June 30, 2014 were $159,200 compared to $169,000 for the six months ended June 30, 2013, a decrease of $9,800, or 5.8%. The decrease in research and development expenses was primarily due to the elimination of one personnel member through attrition. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative (“SGA”) expenses for the six months ended June 30, 2014 were $691,946 compared to $677,805 for the six months ended June 30, 2013, an increase of $14,141 or 2.1%. The increase was due primarily to the increase in trade show expenses and professional fees we expensed in the first two quarters of 2014. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other expense for the six months ended June 30, 2014 was $869,642 as compared to $651,260 for the six months ended June 30, 2013, representing an increase in other expense of $218,382, or 33.5%. The increase was primarily due to an increase in changes in fair value of derivative liabilities and an increase in interest expense.

Our net loss for the six months ended June 30, 2014 was $1,558,289 compared to a net loss of $1,319,563 for the six months ended June 30, 2013, an increase of $238,726, or 18.1%. The increase in our net loss was due primarily to the overall decrease in our total revenues, the small increase in SGA expenses and the increase in other expenses caused by increases in the change in fair value of derivative liabilities and in interest expense.

Liquidity and Capital Resources

Our total current assets at June 30, 2014 were $343,706, which included cash of $299,789, as compared with $78,300 in total current assets at December 31, 2013, which included cash of $7,559. Additionally, we had a stockholders’ deficit in the amount of $11,392,375 at June 30, 2014 compared to a stockholders’ deficit of $11,013,902 at December 31, 2013.  We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. The liabilities include a computed liability for the fair value of derivatives of $1,248,951, which will only be realized on the conversion of the derivatives, or settlement of the debentures.

We financed our operations during the six months ended June 30, 2014 primarily through the issuance of debt in the aggregate amount of $705,250, through recurring revenues from our ProtectID® and GuardedID® technologies in the aggregate amount of $164,190, and through the sales of our preferred series B stock in the aggregate amount of $213,000. Management anticipates that we will continue to rely on equity and debt financing, at least during the first half of 2014, to finance our operations. While management believes that there will be a substantial percentage of our sales generated from our GuardedID® and new mobile products and there are an increasing number of customers for our patented ProtectID® product, we will continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market continues to grow, with increasing marketing efforts, management believes, but cannot guarantee, we will continue to attain greater numbers of customers and the concentrations could decrease over time and we project, but cannot guarantee,  to be cash flow positive by the end of 2014. Until this is accomplished, management will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing commitments of expenditures and until our sales revenue can provide greater liquidity.

Our number of common shares outstanding increased from 2,317,797 shares at the year ended December 31, 2013 to 15,844,644 at the six months ended June 30, 2014, an increase of 584%. The increase in the number of common shares outstanding was due to common shares issued related to the issuance, conversion and settlement of debt or equity financing and consulting obligations, which, consequently, helped to reduce our outstanding debentures.

Our number of preferred series B shares outstanding increased from 0 shares at the year ended December 31, 2013 to 142,004 at the six months ended June 30, 2014. The increase in the number of preferred series B shares outstanding was due to the sale of preferred series B shares, via subscription agreements, related to equity financing.

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

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the 1:1,500 reverse stock split.

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

In February 2014, our Board of Directors amended the initial price for the Series B Preferred Stock from $2.50 to $1.50 per share. Our Board of Directors also amended the conversion feature of the Series B Preferred Stock, to convertible common shares $0.0001 par value, to convert at a 40% market discount to current market value at the time we receive a conversion request. Current market value is defined as the average of the immediately prior five trading day's closing prices. Additionally, when Series B Preferred Stock shares convert to our common stock, the minimum price discount floor level is set at $0.005, as decided by our Board of Directors. As of June 30, 2014, there were 142,004 shares of Series B Preferred Stock issued and outstanding.

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

SUMMARY OF OUR OUTSTANDING SECURED CONVERTIBLE DEBENTURES

At June 30, 2014, $542,588 in aggregate principal amount of the DART Limited ("DART"), custodian for Citco Global Custody NV (“Citco Global”) as of July 2012, debentures, as assigned by YA Global and Highgate in April 2009, were issued and outstanding.

During the six months ended June 30, 2014, DART had no conversions.

The DART secured convertible debentures are fully matured. We have been in contact with the note holder who has indicated that it has no present intention of exercising its right to convert the debentures into restricted shares of our common stock. The note holder has advised us that it currently is willing to wait until it receives a buyout offer from us.

During the six months ended June 30, 2014, we issued unsecured convertible notes in an aggregate total of $655,250 to eight unrelated parties pursuant to the terms and conditions of term sheets executed with investor firms at various times during the first and second quarters of 2014. Additionally, during the six months ended June 30, 2014, we settled and transferred $120,000 of unsecured note balances, plus accrued interest of $98,768, to two unrelated parties in the form of six convertible notes for $225,000. Additionally, during the six months ended June 30, 2014, we settled and transferred $80,000 of unsecured convertible note balances, plus accrued interest of $1,500, to two unrelated parties in the form of two convertible notes for $81,500. Additionally, during the six months ended June 30, 2014, seven investor firms converted $460,588 of convertible notes and $14,165 of accrued interest into 13,502,714 shares of our common stock, pursuant to an exemption provided under Rule 144 of the Securities Act of 1933. The conversion prices ranged from $0.014674 per share to $0.1112 per share.

During the six months ended June 30, 2014, we issued an unsecured note in an aggregate total of $50,000 to one unrelated party.

Summary of Funded Debt

As of June 30, 2014, our company’s open unsecured promissory note balance was $1,922,500, listed as follows:

•

$50,000 to an unrelated individual – long term portion

•

$210,000 to an unrelated company - current portion

•

$1,525,000 to twenty unrelated individuals through term sheet with the StrikeForce Investor Group – current portion

•

$137,500 to an unrelated company - current portion

As of June 30, 2014, our company’s open unsecured related party promissory note balances were $722,638, listed as follows:

•

$722,638 to our CEO – current portion

As of June 30, 2014, our company’s open convertible secured note balances were $542,588, listed as follows:

•

$542,588 to DART (custodian for Citco Global and as assigned in 04/09 by YA Global and Highgate House Funds, Ltd.)

As of June 30, 2014, our company’s open convertible note balances were $973,541, net of discount on convertible notes of $1,117,833, listed as follows (month/year):

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

•

$5,000 to an unrelated individual (09/05 unsecured debenture) – current portion

•

$10,000 to an unrelated individual (12/05 unsecured debenture) – current portion

•

$30,000 to an unrelated individual (06/06 unsecured debenture) – current portion

•

$120,000 to an unrelated individual (09/06 unsecured debenture) – current portion

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

•

$103,387 to un unrelated company (01/12 unsecured debentures) - current portion

•

$75,000 to un unrelated company (03/12 unsecured debenture) - current portion

•

$3,820 to un unrelated company (10/13 unsecured debenture) - current portion

•

$25,196 to un unrelated company (10/13 unsecured debenture) - current portion

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

•

$150,000 to un unrelated company (03/14 unsecured debenture) – long term portion

•

$37,000 to un unrelated company (03/14 unsecured debenture) - current portion

•

$26,250 to un unrelated company (04/14 unsecured debenture) - current portion

•

$78,210 to un unrelated company (04/14 unsecured debenture) - current portion

•

$50,000 to un unrelated company (04/14 unsecured debenture) - current portion

•

$53,000 to un unrelated company (04/14 unsecured debenture) - current portion

•

$28,750 to un unrelated company (05/14 unsecured debenture) - current portion

•

$27,750 to un unrelated company (05/14 unsecured debenture) - current portion

•

$32,500 to un unrelated company (05/14 unsecured debenture) - current portion

•

$100,000 to un unrelated company (05/14 unsecured debenture) - current portion

•

$22,182 to un unrelated company (05/14 unsecured debenture) - current portion

•

$9,817 to un unrelated company (06/14 unsecured debenture) - current portion

•

$60,000 to un unrelated company (06/14 unsecured debenture) - current portion

•

$31,500 to un unrelated company (06/14 unsecured debenture) - current portion

As of June 30, 2014, our company’s open convertible note balances - related parties were $355,500, listed as follows:

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

As reflected in the accompanying unaudited financial statements, we had a working capital deficiency of $11,185,410 and deficit in stockholders’ equity of $11,392,375 at June 30, 2014, and a net loss of $1,558,289 and net cash used in operating activities of $625,415 for the six months ended June 30, 2014.  These factors raise substantial doubt about our ability to continue as a going concern.

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

Under the supervision and with the participation of our management, including our CEO and Principal Financial and Accounting Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our CEO and Principal Financial and Accounting Officer, concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report due to the following:

1. We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the six months ended June 30, 2014.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 25, 2013 we filed a complaint In The United States District Court For The District Of New Jersey (case no: 13-cv-01895 (SRC)(CLW)) vs. WhiteSky, Inc (an existing channel partner). We filed claims that WhiteSky effectuated multiple contract breaches, misappropriation of trade secrets, breach of Intellectual Property, and disclosure of confidential information in commencing attempts to replace our “GuardedID® Customized Desktop Product” with a third party's product since November 2012, even though the contractual agreement did not expire until May 2014. In July 2013, we filed an amended complaint based on the Court’s rulings on the motions, which required some minor adjustments and strengthening based on what we learned through early admissible discovery. We are aggressively litigating this matter and anticipate a successful outcome. To date, all of WhiteSky’s arguments against our complaints have been denied by the Court. As of mid-November 2013 the case is in Discovery, which is actively progressing and limited to a certain number of months. In early 2014 settlement discussions commenced and are still in progress, with no certainty that they will succeed. If we are unsuccessful, the costs and results associated with these legal proceedings could be significant and could negatively affect the results of future operations.

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

Information about risk factors for the six months ended June 30, 2014, does not differ materially from that set forth in Part I, Item 1A of the Company’s 2013 Annual Report on Form 10-K.

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

In April 2014, we issued 238,096 shares of our common stock to an investor firm that converted $10,000 of a convertible note, dated October 1, 2013, into shares of our common stock. The conversion price $0.042 was per share.

In April 2014, we issued 534,443 shares of our common stock to an investor firm that converted $19,272 of a convertible note, dated October 4, 2013, into shares of our common stock. The conversion price $0.3606 was per share.

In April 2014, we issued 568,749 shares of our common stock to an investor firm that converted $18,800 of a convertible note originally issued to a non-related third party on February 29, 2008, and sold to the investor firm with no additional consideration to the Company on March 19, 2014 and April 17, 2014, into shares of our common stock. The conversion price $0.033055 was per share.

In April 2014, we issued 302,480 shares of our common stock to an investor firm that converted $10,000 of a convertible note, dated October 18, 2013, into shares of our common stock. The conversion price $0.03306 was per share.

In April 2014, we issued 321,579 shares of our common stock to an investor firm that converted $12,690 of convertible notes and $633 of accrued interest, originally issued to two non-related third parties on June 9, 2006 and January 23, 2009, and sold to the investor firm with no additional consideration to the Company on November 13, 2013 and April 23, 2014, into shares of our common stock. The conversion prices ranged from $0.031958 per share to $0.081200 per share.

In April 2014, we sold subscriptions to one individual for the purchase of shares of our Series B preferred stock at $1.50 per share. We sold a total of 33,334 shares, for $50,000, that are convertible into shares of our common stock at a 40% discount to current market value, defined as the average of the immediately prior five trading day's closing prices upon receipt of a conversion notice, and with a minimum price level set by our Board of Directors at $0.005. The Series B preferred shares can be converted at any time after six months from the subscription agreements, but only once every 30 days.

In April 2014, we issued warrants to purchase 1,000 shares of our common stock, exercisable at $0.22 per share, per the terms of an agreement executed with a consultant. The warrant shares expire three (3) years from the date of issuance.

In May 2014, we issued 386,954 shares of our common stock to an investor firm that converted $7,000 of a convertible note, dated October 1, 2013, into shares of our common stock. The conversion price $0.018090 was per share.

In May 2014, we issued 1,144,126 shares of our common stock to an investor firm that converted $22,228 of convertible notes and $2,400 of accrued interest, dated October 4, 2013, into shares of our common stock. The conversion prices ranged from $0.1806 per share to $0.03 per share.

In May 2014, we issued 454,664 shares of our common stock to an investor firm that converted $8,525 of a convertible note, originally issued to a non-related third party on June 6, 2006, and sold to the investor firm with no additional consideration to the Company on May 25, 2014, into shares of our common stock. The conversion price $0.017458 was per share.

In May 2014, we issued 1,549,811 shares of our common stock to an investor firm that converted $30,210 of a convertible note originally issued to a non-related third party on February 29, 2008, and sold to the investor firm with no additional consideration to the Company on April 17, 2014 and May 20, 2014, into shares of our common stock. The conversion prices ranged from $0.016555 per share to $0.023650 per share.

In May 2014, we issued 487,500 shares of our common stock to an investor firm that converted $8,804 of a convertible note, dated October 18, 2013, into shares of our common stock. The conversion price $0.01806 was per share.

In May 2014, we issued 410,000 shares of our common stock to an investor firm that converted $7,158 of a convertible note, originally issued to a non-related third party on January 23, 2009, and sold to the investor firm with no additional consideration to the Company on April 23, 2014, into shares of our common stock. The conversion price $0.017458 was per share.

In June 2014, we issued 778,977 shares of our common stock to an investor firm that converted $11,930 of a convertible note, dated October 1, 2013, into shares of our common stock. The conversion prices ranged from $0.01473 per share to $0.0159 per share.

In June 2014, we issued 1,270,264 shares of our common stock to an investor firm that converted $19,293 of a convertible note, originally issued to a non-related third party on June 6, 2006, and sold to the investor firm with no additional consideration to the Company on May 25, 2014, into shares of our common stock. The conversion prices ranged from $0.012705 per share to $0.016555 per share.

In June 2014, we issued 1,368,336 shares of our common stock to an investor firm that converted $19,941 of a convertible note originally issued to a non-related third party on February 29, 2008, and sold to the investor firm with no additional consideration to the Company on May 20, 2014 and June 20, 2014, into shares of our common stock. The conversion prices ranged from $0.016555 per share to $0.023650 per share.

In June 2014, we issued 609,081 shares of our common stock to an investor firm that converted $11,000 of a convertible note, dated October 18, 2013, into shares of our common stock. The conversion price $0.01806 was per share.

In June 2014, we issued 431,500 shares of our common stock to an investor firm that converted $6,332 of a convertible note, originally issued to a non-related third party on January 23, 2009, and sold to the investor firm with no additional consideration to the Company on April 23, 2014, into shares of our common stock. The conversion price $0.014674 was per share.

In June 2014, we issued a total of 7,500 shares of restricted common stock, valued at $301, relating to a December 2009 retainer agreement with an attorney.

In June 2014, we sold subscriptions to two individuals for the purchase of shares of our Series B preferred stock at $1.50 per share. We sold a total of 66,668 shares, for $100,000, that are convertible into shares of our common stock at a 40% discount to current market value, defined as the average of the immediately prior five trading day's closing prices upon receipt of a conversion notice, and with a minimum price level set by our Board of Directors at $0.005. The Series B preferred shares can be converted at any time after six months from the subscription agreements, but only once every 30 days.

In June 2014, we issued warrants to purchase 3,000 shares of our common stock, exercisable at $0.045 per share price for 1,000 shares and $0.135 per share for 2,000 shares per the terms of agreements executed with a consultant. The warrant shares expire three (3) years from the date of issuance.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION.

There is no information with respect to which information is not otherwise called for by this form,except as follows:

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

In February 2014, our Board of Directors amended the initial price for the Series B Preferred Stock from $2.50 to $1.50 per share. Our Board of Directors also amended the conversion feature of the Series B Preferred Stock, to convertible common shares $0.0001 par value, to convert at a 40% market discount to current market value at the time we receive a conversion request. Current market value is defined as the average of the immediately prior five trading day's closing prices. Additionally, when Series B Preferred Stock shares convert to our common stock, the minimum price discount floor level is set at $0.005, as decided by our Board of Directors.  As of June 30, 2014, there were 142,004 shares of Series B Preferred Stock issued and outstanding.

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

STRIKEFORCE TECHNOLOGIES, INC.

Dated: August 19, 2014	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: August 19, 2014	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer