Form 10-Q
period 2014-09-30
StrikeForce Technologies Inc.
filed 2014-11-17
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2014
Common stock, $0.0001 par value	594,124,552

Indicate the number of shares outstanding of each of the issuer’s classes of preferred stock, as of the latest practicable date.

Class	Outstanding at November 12, 2014
Preferred stock, Series A, no par value	3

Class	Outstanding at November 12, 2014
Preferred stock, Series B, $0.10 par value	142,004

Transitional Small Business Disclosure Format Yes ☐  No ☒

Documents Incorporated By Reference

None

STRIKEFORCE TECHNOLOGIES, INC.

INDEX TO FORM 10-Q FILING

SEPTEMBER 30, 2014

TABLE OF CONTENTS

		Page Number
PART I - FINANCIAL INFORMATION

Item 1.	Financial Information	3

	Balance Sheets at September 30, 2014 (unaudited) and December 31, 2013	4

	Statements of Operations for the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited)	5

	Statements of Stockholders’ Deficit for the Nine Months Ended September 30, 2014 (unaudited)	6

	Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013 (unaudited)	7

	Notes to the Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

SIGNATURES		25

EX-31.1	Management Certification

EX-32.1	Sarbanes-Oxley Act

2

PART I

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2013, filed April 14, 2014. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

3

StrikeForce Technologies, Inc.

September 30, 2014 and 2013

4

STRIKEFORCE TECHNOLOGIES, INC.
BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash	$136,956	$7,559
Accounts receivable	33,178	39,454
Prepayments and other current assets	28,520	31,287
Total current assets	198,654	78,300

Property and equipment, net	4,164	3,989
Patents, net	18,478	20,019
Website development costs, net	2,250	4,500
Security deposit	8,684	8,684

Total Assets	$232,230	$115,492

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Current maturities of convertible notes payable, net	$884,995	$1,070,467
Convertible notes payable - related parties	355,500	355,500
Current maturities of notes payable, net	1,897,500	1,992,500
Notes payable - related parties	722,638	722,638
Accounts payable	1,356,340	1,237,165
Accrued expenses	4,528,159	4,350,477
Derivative liabilities	1,430,193	519,433
Convertible secured notes payable	542,588	542,588
Capital leases payable	5,532	5,532
Payroll taxes payable	53,901	53,901
Garnishment withheld	1,250	0
Due to factor	209,192	209,192
Total current liabilities	11,987,788	11,059,393

Non-current Liabilities:
Common stock to be issued	-	1
Convertible notes payable, net of current maturities	182,872	70,000
Total non-current liabilities	182,872	70,001

Total Liabilities	12,170,660	11,129,394

Commitments and contingencies

Stockholders' Deficit
Series A Preferred stock, no par value; 100 shares authorized;
3 shares issued and outstanding	987,000	987,000
Series B Preferred stock par value $0.10: 100,000,000 shares authorized;
142,004 and 0 shares issued and outstanding, respectively	14,200	-
Preferred stock series not designated par value $0.10: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.0001: 1,500,000,000 shares authorized;
111,169,000 and 2,317,797 shares issued and outstanding, respectively	11,117	232
Additional paid-in capital	21,721,013	20,098,779
Accumulated deficit	(34,671,760)	(32,099,913)
Total Stockholders' Deficit	(11,938,430)	(11,013,902)

Total Liabilities and Stockholders' Deficit	$232,230	$115,492

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$77,837	$179,408	$248,249	$367,579

Cost of revenue	836	5,308	8,750	14,977

Gross margin	77,001	174,100	239,499	352,602

Operating expenses:
Compensation	83,865	87,217	249,385	269,666
Professional fees	186,205	147,492	534,381	505,136
Selling, general and administrative expenses	52,792	56,944	231,041	194,656
Research and development	65,196	85,800	224,396	254,800

Total operating expenses	388,058	377,453	1,239,203	1,224,258

Loss from operations	(311,057)	(203,353)	(999,704)	(871,656)

Other (income) expense:
Interest and financing expense	445,091	408,006	1,223,108	1,028,207
Change in fair value of derivative liabilities	257,410	(35,707)	348,957	25,130
Forgiveness of debt	-	-	-	(29,778)
Other (income) expenses	-	2,000	-	2,000

Other (income) expense, net	702,501	374,299	1,572,065	1,025,559

Income tax provision	-	-	78	-

Net loss	$(1,013,558)	$(577,652)	$(2,571,847)	$(1,897,215)

Net loss per common share - basic and diluted	$(0.02)	$(0.95)	$(0.14)	$(4.82)

Weighted average common shares outstanding - basic and diluted	40,975,213	611,176	18,159,953	393,917

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF STOCKOLDERS' DEFICIT
FOR THE INTERIM PERIOD ENDED SEPTEMBER 30, 2014 (Unaudited)

	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2013	3	$987,000	-	$-	2,317,797	$232	$20,098,779	$(32,099,913)	$(11,013,902)

Sale of shares of series B preferred stock	-	-	142,004	14,200	-	-	198,800		213,000

Preferred stock discount due to convertible features	-	-	-	-	-	-	(14,830)	-	(14,830)

Issuance of shares of common stock and warrants for consulting services	-	-	-	-	31,633	3	1,466	-	1,469

Issuance of shares of common stock for conversions of convertible notes payable	-	-	-	-	108,819,570	10,882	498,649	-	509,531

Reclassification of derivative liabilities due to conversion of convertible notes	-	-	-	-	-	-	938,149	-	938,149

Net loss	-	-	-	-	-	-	-	(2,571,847)	(2,571,847)

Balance at September 30, 2014	3	$987,000	142,004	$14,200	111,169,000	$11,117	$21,721,013	$(34,671,760)	$(11,938,430)

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,571,847)	$(1,897,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,430	7,256
Amortization of discount on notes payable	869,370	669,825
Forgiveness of debt	-	(29,778)
Change in fair value of derivative financial instruments	348,957	25,130
Issuance of stock options for employee services	-	10,000
Issuance of common stock and warrants for consulting services	1,469	3,615
Changes in operating assets and liabilities:
Accounts receivable	6,276	124,893
Prepaid expenses	2,767	(17,790)
Accounts payable	119,175	264,524
Accrued expenses	316,616	345,005
Garnishment withheld	1,250	-
Common stock to be issued	(1)	-
Net cash used in operating activities	(898,538)	(494,535)

Cash flows from investing activities:
Purchases of property and equipment	(3,815)	(1,499)

Net cash used in investing activities	(3,815)	(1,499)

Cash flows from financing activities:
Proceeds from sale of series B preferred stock	213,000	-
Repayment of notes payable	-	(8,220)
Proceeds from convertible notes payable	768,750	383,500
Repayment of convertible notes payable	-	(3,500)
Proceeds from notes payable	50,000	-

Net cash provided by financing activities	1,031,750	371,780

Net change in cash	129,397	(124,254)

Cash at beginning of the year	7,559	133,279

Cash at end of the period	$136,956	$9,025

Supplemental disclosure of cash flow information:
Interest paid	$78	$-
Income tax paid	$-	$-

Non-cash investing and financing activities:
Common shares issued for conversion of debt and accrued interest	$509,531	$578,352
Preferred stock discount due to convertible feature	$(14,830)	$-
Debt discount due to convertible feature	$1,499,952	$769,192
Reclassification of derivative liability to equity	$938,149	$547,490
Issuance of stock options for patent	$-	$18,000
Issuance of common stock for common stock to be issued	$(1)	$19

See accompanying notes to the financial statements.

StrikeForce Technologies, Inc.

September 30, 2014 and 2013

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

The Company’s notes payable, convertible notes payable, convertible secured notes payable, and capital leases payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2014 and December 31, 2013.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the for the reporting period ended September 30, 2014 or 2013.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Interim Period Ended September 30, 2014	For the Interim Period Ended September 30, 2013
Conversion Feature Shares

Common shares issuable under the conversion feature of convertible notes payable	17,763,595	102,441

Sub-total: Conversion feature shares	17,763,595	102,441

Stock Option Shares

Options issued from May 20, 2003 through April 21, 2011 to employees to purchase common shares with exercise prices ranging from $3.75 to $15,000 per share expiring three (3) years to ten (10) years from the date of issuance	89,257	89,257

Options issued from December 2, 2004 through January 30, 2013 to parties other than employees to purchase common shares with exercise prices ranging from $3.00 to $13,500 per share expiring five (5) years to ten (10) years from the date of issuance	8,000	8,000

Options issued on January 3, 2013 from the 2012 Stock Incentive Plan to employees to purchase common shares with an exercise price of $3.45 per share expiring ten (10) years from the date of issuance	3,333	3,333

Sub-total: Stock option shares	100,590	100,590

Warrant Shares

Warrants issued in connection with debentures	61,112	938

Warrants sold for cash	89,003	124,900

Warrants issued for services	18,017	5,593

Warrants issued in connection with the sale of common stock	18,778	19,704

Sub-total: Warrant shares	186,910	151,135

Total potentially outstanding dilutive common shares	18,051,095	354,166

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

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)

b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern

b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

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

As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2014, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Patents

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

In September 2014, the Company filed an International Patent for MobileTrust® (PCT/US20114/029905).

Patents, stated at cost, less accumulated amortization, consisted of the following:

	September 30, 2014	December 31, 2013
Patents	22,329	22,329

Accumulated amortization	(3,851)	(2,310)

	$18,478	$20,019

(i) Amortization Expense

Amortization expense for the interim period ended September 30, 2014 and 2013 was $1,541 and $1,541, respectively.

(ii) Impairment

The Company completed the annual impairment test of patents and determined that there was no impairment as the fair value of patents, exceeded their carrying values at December 31, 2013.

Note 5 - Convertible Notes Payable

Convertible notes payable consisted of the following:

	September 30, 2014	December 31, 2013
Convertible note bearing interest at 8% per annum, matured on March 28, 2008, with a conversion price of $13,500 per share. The Company is currently pursuing a settlement with the note holder.	$235,000	$235,000

Convertible notes bearing interest at 8% per annum with a conversion price of $13,500 per share matured on December 31, 2010. The Company is currently pursuing a settlement with the note holder.	50,000	50,000

Convertible note bearing interest at 9% per annum with a conversion price of $2,100 per share matured on December 9, 2010. Pursuant to the terms and conditions of debt purchase agreements formalized among the Company, the note holder and two unrelated parties in September 2013, November 2013 and May 2014, the Company settled and transferred $50,000, $70,000 and $50,000, respectively, of the note balance to the unrelated parties in the form of convertible notes for $50,000, $70,000 and $50,000. The Company is currently pursuing a settlement of the remaining balance with the note holder.	30,000	80,000

Convertible note bearing interest at 9% per with a conversion price of $1,200 per share matured on December 31, 2010. Pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, the note holder and an unrelated party in June 2014, the Company settled and transferred $30,000, and $1,500 of accrued interest, of the note balance to the unrelated party in the form of convertible note for $31,500. The Company is currently pursuing a settlement with the note holder.	120,000	150,000

Convertible note executed in May 2007 bearing interest at 9% per annum with a conversion price of $525 per share matured December 31, 2010. The Company is currently pursuing a settlement with the note holder.	100,000	100,000

Convertible notes executed in June 2007 bearing interest at 8% per annum matured on December 29, 2010. The Company is currently pursuing a settlement with the note holder.	100,000	100,000

Convertible note executed in July 2007 bearing interest at 8% per annum matured on January 2, 2011. The Company is currently pursuing a settlement with the note holder.	100,000	100,000

Convertible notes executed in August 2007 bearing interest at 9% per annum matured on August 9, 2010. The Company is currently pursuing extensions.	120,000	120,000

Convertible notes executed in December 2009 bearing interest at 9% per annum matured on December 1, 2012, with a conversion price of $157.50 per share. The Company issued 134 warrants with an exercise price of $150 per share expiring five (5) years from the date of issuance in connection with the issuance of the notes.	50,000	50,000

Convertible note bearing interest at 8% per annum, maturing on March 31, 2015, with a conversion price of $3 per share,.	30,000	30,000

Convertible note bearing interest at 8% per annum, matured on December 31, 2012, with a conversion price of $15,000 per share. The Company is currently pursuing an extension.	5,000	5,000

Convertible notes, bearing compound interest at 8% per annum, matured on June 30, 2010, with a conversion price of $15,000 per share. Pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, the note holder and a consultant in September 2011, the note holder transferred $10,000 of the note balance, including accrued interest, to the consultant in October 2011 (see Note 12). The Company repaid $3,500 of the balance of the notes in 2013. Pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, the note holder and an unrelated party in June 2013, the Company settled and transferred $33,255 of the note balance, plus accrued interest of $36,920, to the unrelated party in the form of a convertible note for $50,000. Accrued interest of $21,175 was forgiven (see Note 12). The Company is currently pursuing extensions for the remaining note.

	10,000	10,000

Four (4) convertible notes bearing interest at 4% per annum, matured on December 5, 2012, January 3, 2013, January 31, 2013 and March 2, 2013, respectively. The note holder converted $36,660 of the note due on January 3, 2013 into 16,667 unrestricted shares of the Company's common stock, at conversion prices ranging from $1.7 to $2.5 per share, in 2013 (see Note 13). The Company is currently pursuing extensions for the remaining notes.	178,387	178,387

Fourteen (14) convertible notes bearing interest at 8% per annum, matured on January 6, 2013, February 8, 2013, April 30, 2013, August 5, 2013, September 27, 2013, November 26, 2013, January 24, 2014, March 6, 2014, April 22, 2014, June 3, 2014 and maturing on December 13, 2014, and 10% per annum, matured on April 15, 2014, June 13, 2014 and July 9, 2014, respectively. Three (3) of the notes were settled debt purchase notes for balances transferred from a Company’s unrelated promissory note holder and unrelated convertible note holder. For the interim period ended September 30, 2014, the Company received conversion notices from the note holder to convert $125,255 of notes dated June 4, 2013, July 17, 2013, August 29, 2013 and March 11, 2014, and $4,700 of accrued interest, into 17,253,477 unrestricted shares of its common stock, at conversion prices ranging from $0.0017 per share to $0.1112 per share (see Note 13). One (1) note with a maturity date of December 13, 2014 remains unpaid.

	22,845	95,100

Four (4) convertible notes bearing interest at 8% per annum, matured on August 30, 2013, November 19, 2013, February 28, 2014 and July 1, 2014. For the interim period ended September 30, 2014, the Company received conversion notices from the note holder to convert $17,000 of a note dated May 28, 2013, and accrued interest of $1,579, into 206,438 unrestricted shares of the Company's common stock, at a conversion price of $0.09 per share and $32,750 of a note dated October 1, 2013, and accrued interest of $1,725, into 2,392,341 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.00561 per share to $0.042 per share (see Note 13).

	-	49,750

Seven (7) convertible note bearing interest at 9.9% per annum, matured on June 4, 2014, July 23, 2014 and October 4, 2014, and 10% per annum, matured on June 4, 2014, July 14, 2014 and October 4, 2014. The four 10% notes were settled debt purchase notes for balances transferred from a Company’s unrelated promissory note holder and unrelated convertible note holder. For the interim period ended September 30, 2014, the Company received conversion notices from the note holder to convert $86,502 of notes dated June 4, 2013, July 23, 2013 and October 4, 2013, and accrued interest of $7,252, into 2,232,506 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.01806 to $0.09 per share (see Notes 12 and 13).

	-	86,502

One (1) convertible note bearing interest at 12% per annum, maturing on October 18, 2014, including warrants to purchase 61,112 shares of the Company's common stock at $600 per share, expiring on October 31, 2018. For the interim period ended September 30, 2014, the Company received conversion notices from the note holder to convert the entire note, including $4,200 of accrued interest and $3,200 in legal fees, into 14,481,606 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.00162 to $0.03306 per share (see Notes 12 and 13).	-	55,000

Three (3) convertible notes bearing interest at 9% per annum, maturing on November 13, 2014, November 20, 2014 and December 20, 2014. The note due November 13, 2014 was a settled debt purchase note for a balance transferred from a Company’s unrelated promissory note holder. For the interim period ended September 30, 2014, the Company received conversion notices from the note holder to convert $28,943 of a note, and $633 of accrued interest, originally issued to a non-related third party on June 6, 2006, and sold to the investor firm with no additional consideration to the Company, into 344,082 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.0812 to $0.087 per share (see Notes 12 and 13).

	86,500	115,443

One (1) convertible note bearing interest at 9% per annum, maturing on December 26, 2015.	40,000	40,000

Three (3) convertible notes bearing interest at 10% per annum, matured on September 20, 2014, and maturing on October 8, 2014 and December 19, 2014. The notes were settled debt purchase notes for a balance transferred from a Company’s unrelated promissory note holder. For the interim period ended September 30, 2014, the Company received conversion notices from the note holder to convert $58,250 of a note originally issued to a non-related third party on February 29, 2008, and sold to the investor firm with no additional consideration to the Company into 876,599 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.033055 to $0.10175 per share (see Note 13).

	-	8,250

Two (2) convertible notes bearing interest at 10% per annum, maturing on March 14, 2015 and July 7, 2015. For the interim period ended September 30, 2014, the Company received a conversion notice from the note holder to convert $8,500, and $426 of accrued interest, of the note due in March 2015 into 5,699,974 unrestricted shares of the Company's common stock, at a conversion price of $0.001566 per share (see Notes 12 and 13).	70,500	-

One (1) convertible note bearing interest at 12% per annum, maturing on March 23, 2016. For the interim period ended September 30, 2014, the Company received a conversion notice from the note holder to convert $7,128 of the note into 4,400,000 unrestricted shares of the Company's common stock, at a conversion price of $0.00162 per share (see Notes 12 and 13).	142,872	-

Three (3) convertible notes bearing interest at 10% per annum, maturing on March 24, 2015, June 23, 2015 and September 23, 2015. For the interim period ended September 30, 2014, the Company received a conversion notice from the note holder to convert $7,000 of the note due in March 2015 into 1,847,291 unrestricted shares of the Company's common stock, at a conversion price of $0.001624 per share (see Notes 12 and 13).	127,000	-

Convertible non-interest bearing notes, with a conversion price of $9.00 per share matured June 2006 and an 18% convertible note matured April 2008 with a conversion price of $750 per share and 5 shares of the Company’s common stock. The Company is currently pursuing settlement agreements with the note holders.	10,512	10,512

One (1) convertible note bearing interest at 8% per annum, maturing on February 21, 2015.	27,750	-

Two (2) convertible notes bearing interest at 8% per annum, maturing on January 8, 2015 and February 21, 2015.	85,500	-

One (1) convertible note bearing interest at 12% per annum, maturing on February 25, 2015.	100,000	-

One (1) convertible note bearing interest at 10% per annum, maturing on April 1, 2015.	50,000	-

One (1) convertible note bearing interest at 9% per annum, maturing on April 23, 2015. The note was a settled debt purchase note for a balance transferred from a Company’s unrelated convertible promissory note holder. For the interim period ended September 30, 2014, the Company received conversion notices from the note holder to convert $61,718 of the note, originally issued to a non-related third party on January 23, 2009, and sold to the investor firm with no additional consideration to the Company, into 18,617,010 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.001566 to $0.031958 per share (see Note 13).

	38,282	-

One (1) convertible note bearing interest at 12% per annum, maturing on April 29, 2015.	26,250	-

Two (2) convertible notes bearing interest at 10% per annum, maturing on May 30, 2015 and August 8, 2015.	63,250	-

	2,019,648	1,668,944

Long-term portion	(182,872)	(70,000)

	1,836,776	1,598,944

Discount on convertible notes payable	(951,781)	(528,477)

Current maturities, net of discount	$884,995	$1,070,467

At September 30, 2014 and December 31, 2013, accrued interest due for the convertible notes was $917,971 and $794,395, respectively, and is included in accrued expenses in the balance sheets. Interest expense for the convertible notes payable for the interim period ended September 30, 2014 and 2013 was $123,576 and $100,236, respectively.

The long term portion of convertible notes is due as follows: 2015-$40,000; 2016-$142,872.

Note 6 - Convertible Notes Payable – Related Parties

Convertible notes payable - related party consisted of the following:

	September 30, 2014	December 31, 2013
Convertible note with the VP of Technology bearing interest at the prime rate plus 2% per annum with a conversion price of $15,000 per share originally matured on September 30, 2010. The Company issued 1 warrant with an exercise price of $15,000 per share. In January 2014, the note was extended to December 31, 2014.	$50,000	$50,000

Convertible note with the VP of Technology bearing interest at the prime rate plus 4% per annum with a conversion price of $15,000 per share originally matured on September 30, 2010. In January 2014, the note was extended to December 31, 2014.	7,500	7,500

Convertible notes with the CEO bearing interest at 8% per annum with a conversion price of $15,000 per share originally scheduled to mature on April 30, 2011. The Company issued 2 warrants with an exercise price of $15,000 per share which expire February 4, 2014, September 7, 2014 and August 16, 2015, respectively. In January 2014, the notes were extended to December 31, 2014.	230,000	230,000

Convertible notes with an employee bearing interest at 8% per annum with a conversion price of $15,000 per share, originally matured on June 30, 2010. The Company issued 1 warrant with an exercise price of $15,000 per share and expiration dates of August 26, 2015 and September 29, 2015. In January 2014, the notes were extended to December 31, 2014.	15,000	15,000

Convertible note with an employee bearing interest at 8% per annum with a conversion price of $15,000 per share, originally matured on June 30, 2010. The Company issued 1 warrant with an exercise price of $15,000 per share and an expiration date of December 6, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. In January 2014, the note was extended to December 31, 2014.	10,000	10,000

Convertible notes with the CEO bearing compound interest at 8% per annum with a conversion price of $15,000 per share, originally matured on April 30, 2011. The Company issued 1 warrant with an exercise price of $15,000 per share, expiring January 18, 2016 and February 28, 2016, respectively. In January 2014, the notes were extended to December 31, 2014.	38,000	38,000

Convertible note with an employee bearing compound interest at 8% per annum with a conversion price of $11.250 per share, originally matured on June 30, 2010. The Company issued 1 warrant with an exercise price of $15,000 per share expiring March 6, 2016. In January 2014, the note was extended to December 31, 2014.	5,000	5,000

	$355,500	$355,500

At September 30, 2014 and December 31, 2013, accrued interest due for the convertible notes – related parties was $327,527 and $292,449, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for convertible notes payable – related parties for the interim period ended September 30, 2014 and 2013 was $35,078 and $32,471, respectively.

Note 7 - Notes Payable

Notes payable consisted of the following:

	September 30, 2014	December 31, 2013

Seventy (70) units, with each unit consisting of a 10% promissory note of $25,000, matured from January 22, 2011 through December 18, 2011 with a 10% discount rate, and 55 non-dilutable (for one (1) year) restricted shares of the Company’s common stock and at market price. Pursuant to the terms and condition of a debt purchase agreement among certain note holders, the Company and the Consultant formalized in September 2011, the certain note holders transferred certain notes with the principal amount of $50,000 and $25,000, including accrued interest, in July 2011 and August 2011, respectively, to the consultant. Pursuant to the terms and conditions of a settlement agreement that the Company executed with the estate of a deceased note holder in November 2011, the Company settled a $25,000 note for restricted shares of its common stock, in December 2011, issued to two (2) beneficiaries of the estate (see Notes 5 and 12). Pursuant to the terms and conditions of debt purchase agreements formalized among the Company, the note holder and two unrelated parties in September 2013, October 2013 and December 2013, the Company settled and transferred $100,000 of the note balance to the unrelated parties in the form of four (4) convertible notes for $25,000 each. Pursuant to the terms and conditions of debt purchase agreements formalized among the Company, the note holder and an unrelated party in January 2014, March 2014, April 2014, May 2014 and June 2014, the Company settled and transferred $25,000 of the note balance and $93,768 of accrued interest to the unrelated party in the form of five (5) convertible notes for $25,000 each for the first four notes and $18,768 for the June 2014 note. Pursuant to the terms and conditions of a debt transfer agreement that the Company executed with the note holder and an unrelated party in July 2014, the Company transferred $25,000 of the note balance and $16,151 of accrued interest to the unrelated party in the form of a convertible note for $41,151, with no additional consideration to the Company. The Company is currently pursuing extensions on the remaining notes.

	$1,500,000	$1,550,000

Promissory notes of $225,000 bearing interest at 10% per annum, matured on January 23, 2012, with a total of 492 shares of common stock. Pursuant to the terms and conditions of debt purchase agreements formalized among the Company, the note holder and an unrelated party in July 2013, October 2013 and April 2014, the Company transferred $60,000, $70,000, and $90,000 and $5,000 of accrued interest, respectively, of the note balance to the unrelated party in the form of a convertible notes for $60,000, $70,000 and $95,000 (see Notes 5 and 12). A promissory note of $50,000, bearing interest at 8% per annum, maturing on July 22, 2015.

	50,000	95,000

Two (2) units with each unit consisting of a 10% promissory note of $25,000, matured on April 20, 2012, and 34 restricted shares of the Company’s common stock and at market price. The 67 shares were issued in June 2009. The Company is currently pursuing extensions.	50,000	50,000

One (1) unit consisting of a 10% promissory note of $25,000, matured on June 8, 2012, and 34 restricted shares of the Company’s common stock and at market price. The shares were issued in June 2009. The Company is currently pursuing an extension.	25,000	25,000

Three (3) units with each unit consisting of a 10% promissory note of $25,000, matured on June 25, 2012, and 34 restricted shares of the Company’s common stock and at market price, for a total of 100 shares of common stock. The shares were issued in August 2009. The Company is currently pursuing extensions.	75,000	75,000

1.4 units with each unit consisting of a 10% promissory note of $25,000, matured on July 14, 2012 and 34 restricted shares of the Company’s common stock and at market price, for a total of 47 shares of common stock. The shares were issued in August 2009. The Company is currently pursuing an extension.	35,000	35,000

One (1) unit consisting of a 10% promissory note of $25,000, matured on August 18, 2012 and 50 restricted shares of the Company’s common stock and at market price. The Company is currently pursuing an extension.	25,000	25,000

Promissory notes executed in July 2011 bearing interest at 10% per annum, matured on December 31, 2011. The Company issued 667 warrants with an exercise price of $750 per share, expiring July 15, 2014. The fair value of the warrants issued was $26,200, all of which was expensed in 2011 as interest expense. The Company is currently pursuing extensions.	87,500	87,500

A promissory note executed in August 2011 bearing interest at 10% per annum, matured on December 31, 2011. The Company is currently pursuing an extension.	50,000	50,000

	1,897,500	1,992,500

Long-term portion	(-)	(-)

	1,897,500	1,992,500

Discount on convertible notes payable	(-)	(-)

Current maturities, net of discount	$1,897,500	$1,992,500

At September 30, 2014 and December 31, 2013, accrued interest due for the notes was $1,475,131 and $1,329,835, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for notes payable for the interim period ended September 30, 2014 and 2013 was $145,296 and $171,191, respectively.

Note 8 - Notes Payable – Related Parties

Notes payable - related party consisted of the following:

	September 30, 2014	December 31, 2013
Promissory notes executed with the CEO bearing interest at an amended rate of 8% per annum originally matured on April 30, 2011. In January 2014, the notes were extended to December 31, 2014.	$504,000	$504,000

A promissory note executed with the CEO bearing interest at 9% per annum originally matured on April 30, 2011. The Company issued 14 warrants with an exercise price of $1,950 per share originally matured on May 25, 2011. The fair value of the warrants issued was $24,300. In January 2014, the note was extended to December 31, 2014.	100,000	100,000

A promissory note with the CEO bearing interest at 8% per annum originally matured on April 30, 2011. The Company issued 6 warrants with an exercise price of $750 per share which originally matured on February 21, 2012. The fair value of the warrants issued was $3,758. In January 2014, the note was extended to December 31, 2014.	22,000	22,000

Two (2) 10% promissory notes, with the CEO, of $25,000 and 34 restricted shares of the Company’s common stock, at market price for a total of 67 shares, originally matured on April 30, 2011. In January 2014, the note was extended to December 31, 2014.	50,000	50,000

Promissory notes with the CEO, non-interest bearing, originally matured on April 30, 2011. Partial payments of $6,580 were made towards the notes in August and September 2010 and $2,700 in February 2011. In January 2014, the notes were extended to December 31, 2014.	31,420	31,420

In October 2010, the Company assigned the proceeds of six (6) open accounts receivable invoices, totaling $20,761, to its CEO. The assignment was non-interest bearing and fee free with a due date of November 20, 2010. Partial repayments were made in October 2010 for $4,218 and November 2010 for $4,125. In January 2014, the note was extended to December 31, 2014 (see Note 12).	12,418	12,418

A promissory note executed in March 2011 with the CEO, non-interest bearing, originally matured on April 1, 2011. In January 2014, the note was extended to December 31, 2014.	2,800	2,800

	$722,638	$722,638

At September 30, 2014 and December 31, 2013, accrued interest due for the notes – related parties was $478,438 and $436,493, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for notes payable - related parties for the interim period ended September 30, 2014 and 2013 was $41,945 and $41,945, respectively.

Note 9 - Convertible Secured Notes Payable

Convertible secured notes payable consisted of the following:

	September 30, 2014	December 31, 2013
DART Limited (custodian for Citco Global and as assigned from YA Global/Highgate) (“DART”)	$542,588	$542,588

Current maturities, net of discount	$542,588	$542,588

At September 30, 2014, the Company's outstanding convertible secured notes payable are secured through the note holder's claim on the Company's intellectual property.

The DART secured convertible debentures are matured. The Company has been in contact with the note holder who has indicated that it has no present intention of exercising its right to convert the debentures into restricted shares of the Company's common stock.

Conversions to Common Stock

For the interim period ended September 30, 2014 and 2013, DART and Citco Global had no conversions.

Note 10 - Derivative Financial Instruments

As of September 30, 2014, the Company’s derivative financial instruments are embedded derivatives associated with the Company’s secured and certain unsecured convertible notes, certain warrant agreements and Series B preferred shares.

The Company’s secured convertible debentures issued to YA Global and Highgate in 2005, further assigned to Citco Global (“Citco Global Notes”), and unsecured convertible debentures issued to ten (10) unrelated investors firms: International Capital Group (“ICG”), Asher Enterprises, Inc. (“Asher”), Auctus Private Equity Fund (“Auctus”), Herbert Klei (“Klei”), Iconic Holdings, LLC (“Iconic”), Southridge Partners II, LP ("Southridge"), Tonaquint, Inc. ("Tonaquint"), WHC Capital, LLC ("WHC"), James Solakian ("Solakian"), Tarpon Bay Partners ("Tarpon"), LG Capital Funding, LLC ("LG Capital"), JMJ Financial ("JMJ") Adar Bays, LLC ("Adar Bays"), Vista Capital Investments, LLC ("Vista"), KBM Worldwide, Inc. ("KBM"), JSJ Investments Inc. ("JSJ"), GEL Properties, LLC ("GEL") and Black Arch Opportunity Fund LP (“Black Arch”) are hybrid instruments, which individually warrant separate accounting as a derivative instrument. In July 2012, the Company was notified by Citco Global that the custodian for the Citco Global Notes is D.A.R.T. Limited (“DART”). The Citco Global Notes are hereinafter referred to as the “DART Notes” (see Notes 5 and 9).

In October 2013, the Company entered into a purchase agreement with Tonaquint which included five year warrants for 61,111 shares of the Company's common stock, at an exercise price of $0.40, subject to adjustments (see Note 13). The terms of the warrants are as follows:

•	The warrants have an expiration date five years from issuance on October 13, 2018;

•	The exercise price resets to a floor which may be adjusted in the initial six months after issuance;

•	As of September 30, 2014, no warrants have been exercised.

Because the warrants have reset features (full reset feature and certain anti-dilution rights) based upon the issuance of equity securities by the Company in the future (the exercise price reset floor is adjusted in the initial 6 months from issuance), they are subject to derivative liability treatment.

For the interim period ended September 30, 2014, the Company sold subscriptions to five individuals for the purchase of shares of its Series B preferred stock at $1.50 per share. The Company sold a total of 142,004 shares, for $213,000, that are convertible into shares of its common stock at a 40% discount to current market value, defined as the average of the immediately prior five trading day's closing prices upon receipt of a conversion notice, and with a minimum price level set by the Company's Board of Directors at $0.005. The Series B preferred shares can be converted at any time after six months from the subscription agreements, but only once every 30 days (see Note 13). Because of the conversion feature of the Series B preferred shares, they are subject to derivative liability treatment.

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

(2) Valuation Assumptions - Change in Fair Value of Derivative Liability Related to DART Notes

The following assumptions were used for the valuation of the derivative liability related to the Notes at September 30, 2014:

•	The principal balance of the DART Notes of $532,395;

•	The stock price of $0.0028 based on market data;

•	An event of default (in default as of 9/30/14) would occur 50% of the time, increasing 0.10% per month to a maximum of 95% with the Company most likely to negotiate an extension;

•	Alternative financing would be initially available to redeem the note 10% of the time and increase monthly by 0.1% to a maximum of 20%:

•	The monthly trading volume would average $681,375 over a year and would increase at 1% per period;

•	The projected volatility curve for each valuation period was based on the Company’s historical volatility:

1 year
6/30/14	457%
9/30/14	487%

•

The Holder would automatically convert the notes at a stock price of the higher of $0.13 (2 times the conversion price or 1.5 times the stock price) if the registration was effective and the company was not in default.

As of September 30, 2014, the estimated fair value of derivative liabilities on secured convertible notes of DART was $37,909.

(3) Valuation Assumptions - Change in Fair Value of Derivative Liabilities Related to ICG, Asher, Auctus, Klei, Iconic, Southridge, Tonaquint, WHC, Solakian, Tarpon, LG Capital, JMJ, Adar Bays, Vista, KBM, JSJ and GEL Notes and the Series B preferred stock.

The following assumptions were used for the valuation of the derivative liability related to the ICG, Asher, Auctus, Klei, Iconic, Southridge, Tonaquint, WHC, Solakian, Tarpon, LG Capital, JMJ, Adar Bays, Vista, KBM, JSJ, GEL and Black Arch Notes at issuance, conversion and period ended September 30, 2014:

•	The notes convert with an initial conversion price of 40%-60% of the average or low of the 1-3 lowest bid out of the 10-20 previous days (the effective rates are typically lower);

•	The projected volatility curve for each valuation period was based on the historical volatility of the company in the range of 457% to 487%;

•	An event of default would occur 1% of the time, increasing 1.00% per month to a maximum of 10%;

•

The company would redeem the notes (some notes at 130% on average in the first 90 days and 145% on average from 91 to 180 days or 150%) projected initially at 0% of the time and increase monthly by 2.0% to a maximum of 10.0% (from alternative financing being available for a redemption event to occur); and

•	The Holder would automatically convert the note at the maximum of 2 times the conversion price if the company was not in default. With the target exercise price dropping as maturity approaches.

As of September 30, 2014, the estimated fair value of derivative liabilities on the unsecured convertible notes from ICG, Asher, Auctus, Klei, Iconic, Southridge, Tonaquint, WHC, Solakian, Tarpon, LG Capital, JMJ, Adar Bays, Vista, KBM, JSJ, GEL and Black Arch was $1,369,329.

As of September 30, 2014, the estimated fair value of derivative liabilities related to the Tonaquint warrants was $25.

As of September 30, 2014, the estimated fair value of derivative liabilities related to the Series B preferred shares was $22,930.

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in the fair value of the derivative financial instruments and the changes in the fair value of the derivative financial instruments, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liability)	Total
Balance, December 31, 2012	$(375,634)	$(375,634)

Purchases, issuances and settlements	(456,794)	(456,794)

Transfers in and/or out of Level 3	-	-

Total gains or losses (realized/unrealized) included in:

Net income (loss)	312,995	312,995

Other comprehensive income (loss)	-	-

Balance, December 31, 2013	$(519,433)	$(519,433)

Purchases, issuances and settlements	(561,803)	(561,803)

Transfers in and/or out of Level 3	-	-

Total gains or losses (realized/unrealized) included in:

Net income (loss)	(348,957)	(348,957)

Other comprehensive income (loss)	-	-

Balance, September 30, 2014	$(1,430,193)	(1,430,193)

Note 11 - Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2014	December 31, 2013
Accrued interest	$2,795,204	$2,587,108

Accrued salaries and payroll taxes (i)	1,726,896	1,757,310

Accrued expenses – other	6,059	6,059

	$4,528,159	$4,350,477

(i) Including approximately $1,300,000 due three (3) of the Company’s current officer/stockholders and one (1) of the Company’s former officer/stockholders.

Note 12 - Commitments and Contingencies

Payroll Taxes

At September 30, 2014, the Company recorded $53,901 of payroll taxes, of which approximately $45,000 were delinquent from the year ended December 31, 2003. The Company had also recorded $32,462 of related estimated penalties and interest on the delinquent payroll taxes. In September 2014, the Company determined to re-examine the nature and amounts of this accrued liability.

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

Future minimum payments required under this non-cancelable operating lease were as follows:

Year ending December 31:

2014 (remainder)	11,421

2015	45,684

2016	3,807

$60,912

Consulting Agreements

In December 2009, the Company entered into a retainer agreement with an attorney, whereby the attorney will act as in-house counsel for the Company with respect to all general corporate matters. The agreement is at will and required a payment of 67 shares of common stock, valued at $75 per share, upon execution. Commencing on January 1, 2010, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock valued at market price on quarter end date (see note 13).

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

In January 2012, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining investors. The consultant will receive a commission of 5% of all financing raised as a result of the consultant’s efforts. The consultant will also receive, as a commission, 10% of all financing raised as a result of the consultant’s efforts in the form of warrants to purchase shares of the Company’s common stock, exercisable at $30 per share expiring three (3) years from the date of issuance (see Note 13). The term of the agreement was two (2) years. As of September 30, 2014, no financing was raised relating to the agreement.

In February 2012, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining clients. The consultant will receive a commission of 50% of all contracted revenues and the first renewal of all contracted revenues for new clients and 25% of all contracted revenues for existing clients, recorded as a result of the consultant’s efforts. In March 2012, the agreement was amended to increase the 25% commission rate for existing clients to 35%. The parties may elect to remit commissions in the form of restricted shares of the Company’s common stock, with a maximum amount of shares issued in one (1) year not to exceed 3,333 shares. The agreement also includes performance incentives whereby the consultant will receive bonus restricted shares of the Company’s common stock at the end of the agreement term as follows: one million shares if contracted revenues exceed $1,000,000, two million shares if contracted revenues exceed $2,000,000, three million shares if contracted revenues exceed $3,000,000 and four million shares if contracted revenues exceed $4,000,000. At the end of the first year of the agreement, the consultant will also have the option to purchase restricted shares of the Company’s common stock directly from the Company at a 25% discount of the then current market price on the last day of the contract, up to a maximum of 3,333 shares. The term of the agreement was one (1) year. In July 2012, the parties extended the term of the agreement to October 31, 2013. As of September 30, 2014, no revenues were recorded relating to the agreement.

In April 2012, the Company entered into a consulting agreement with a firm whereby the consultant will provide public relations services to the Company. The consultant will receive a fee of $7,000 per month and $500 per month in the form of restricted shares of the Company's common stock valued on the closing market price of the first day of each month that the agreement is in effect. The agreement term was from May 1, 2012 to October 31, 2012 and may be renewed upon mutual agreement. In October 2012, the agreement was extended to April 30, 2013. In April 2013, a new agreement was executed with the consultant with the same terms and conditions with an expiration date of October 31, 2013 (see Note 13).

In January 2013, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining investors. The consultant will receive a commission of 10% cash plus 10% warrant coverage, to be negotiated per deal, of all financing raised as a result of the consultant’s efforts. The warrants to purchase shares of the Company’s common stock, exercisable at a per share price of the dollars invested divided by the strike price of the investment, with a 20% exercise price premium, expiring four (4) years from the date of issuance and vesting over six (6) months. The term of the agreement was one (1) year. As of September 30, 2014, no financing was raised relating to the agreement.

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

In June 2013, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining clients. The consultant will receive a commission of 10% of all directly contracted revenues and 5% of revenues contracted through a third party, recorded as a result of the consultant’s efforts. The parties may elect to remit commissions in the form cash or restricted shares of the Company’s common stock (at a share price to be determined), or a combination of both. The term of the agreement is one (1) year with automatic renewals. As of September 30, 2014, no revenues were recorded relating to the agreement.

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

In July 2013, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining lending sources. The consultant will receive a commission of 10%, per deal, of net funding received by the Company as a result of the consultant’s efforts. The term of the agreement is twelve (12) months. As of September 30, 2014, no lending has resulted from the agreement.

In August 2013 the Company executed a retainer agreement with its an attorney to enforce its patent rights, in the State of Washington, as “Out-of-Band Authentication” is becoming the standard for authenticating consumers in the financial market.

In December 2013, the Company entered into a revenue share agreement with a firm whereby the consultant will assist the Company is obtaining new clients. The consultant will receive a commission of 5% on any revenues resulting from new clients obtained relating to the agreement. Either party may terminate the agreement by notifying the other party in writing. As of September 30, 2014, no revenues were recorded as a result the consultant's efforts relating to the agreement. In December 2013, the Company executed an advertising contract with the consultant for various marketing services to be provided from December 2013 to March 2014, at a cost of $975 per month. In March 2014, the Company executed an extension to the advertising contract with the consultant for various marketing services to be provided from April 2014 to July 2014, at a cost of $875 per month.

In December 2013, the Company entered into a consulting agreement with a firm whereby the firm will serve as a testifying expert as the Company enforces its patent rights through litigation. The Company shall compensate the consultant at a rate of $650 per hour for consultant services and $750 per hour for services relating to court testimony. As of September 30, 2014, no fees have been remitted to the consultant relating to this agreement.

In March, April, June, July and August 2014, the Company entered into consulting agreements with a firm whereby the consultant will assist the Company in obtaining investors. The consultant will receive a commission of 10% cash per deal, plus warrants to purchase shares of the Company's common stock, to be negotiated per deal, of all financing raised as a result of the consultant’s efforts. For the interim period ended September 30, 2014, the consultant received cash commissions of $49,700 as a result of financing raised relating to the agreements. For the interim period ended September 30, 2014, the Company issued warrants to purchase 9,000 shares of its common stock, exercisable at $0.03 per share for 1,000 shares, $0.045 per share for 1,000 shares, $0.135 per share for 2,000 shares, $0.21 per share for 3,000 shares, $0.22 per share for 1,000 shares and $0.32 per share for 1,000 shares to the consultant per the terms of the agreement. The warrant shares have a 50% exercise price premium and expire three (3) years from the date of issuance. The term of the agreements is per deal.

In March 2014, the Company executed a retainer agreement, for $5,000, with an attorney to assist the Company in responding to a February 2014 Depository Trust and Clearing Corporation ("DTCC") inquiry, including the issuance of a legal opinion letter. The DTCC inquiry was resolved in April 2014.

Term Sheets

In March 2012, the Company executed a term sheet with an investor firm whereby the firm would invest in the Company $53,000 in the form of a convertible promissory note, bearing interest at 8% per annum maturing nine (9) months from the date of issuance. A closing fee of $3,000 would be deducted from the tranche and the note would include a tiered prepayment penalty. The investor firm may process conversions after six months from the date of the closing. Conversions would include a 42% discount to the average closing bid price of the Company’s common stock for the previous ten (10) days of a conversion notice, using the average of the three (3) lowest trading prices. In April 2012, the Company received the tranche of $50,000, net of $3,000 closing fee, and executed a convertible promissory note and securities purchase agreement per the terms of the term sheet. In May 2012, the investor firm invested an additional $32,500 in the Company governed by the term sheet and in the form of a convertible promissory note for $32,500. The Company received the second tranche of $30,000, net of a $2,500 closing fee, in May 2012. In July 2012, the investor firm invested an additional $42,500 in the Company governed by the terms of a July 2012 term sheet and in the form of a convertible promissory note for $42,500. The Company received the third tranche of $40,000, net of a $2,500 closing fee, in July 2012. In November 2012, the Company executed a new term sheet with the investor firm and received $30,000, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In December 2012, the Company executed a new term sheet with the investor firm and received $40,000, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In February 2013, the Company executed a new term sheet with the investor firm and received $40,000, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In April 2013, the Company executed a new term sheet with the investor firm and received $40,000, net of a $2,500 legal fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In June 2013, the Company executed a new term sheet with the investor firm and received $40,000, net of a $2,500 legal fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In July 2013, the Company executed a new term sheet with the investor firm and received $37,500, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In August 2013, the Company executed a new term sheet with the investor firm and received $37,500, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the term sheet (see Note 5). The Company recorded all of the closing fees of $13,000 in 2012 and $2,500, from the February 2013 term sheet, for the year ended December 31, 2013, as deferred financing costs. The fees of $10,000, from the April, June, July and August 2013 term sheets, were expensed as legal fees for the year ended December 31, 2013. In February 2014, the Company executed a new term sheet with the investor firm and, in March 2014, received $50,000, net of a $3,000 legal fee, and executed a convertible promissory note and securities purchase agreement per the term sheet (see Note 5). The debentures contain an embedded derivative feature (see Note 10). For the interim period ended September 30, 2014 and 2013, the Company expensed $0 and $5,104, respectively, of financing expenses related to the deferred financing costs.

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

In July 2014, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a promissory note holder and an unrelated party, the Company transferred $25,000 of the note balance and $16,151 of the accrued interest balance to the unrelated party in the form of a convertible note for $41,151 (see Note 5). Prior to the July 2014 transaction, the promissory note was sold to another unrelated party in June 2014. The new debenture contains an embedded derivative feature (see Note 10).

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

Due to Factor

In March 2007, the Company entered into a sale and subordination agreement with a factoring firm whereby the Company sold its rights to two invoices, from February 2007 and March 2007, totaling $470,200 to the factor. Upon signing the agreement and providing the required disclosures, the factor remitted 65%, or $144,440, of the February 2007 invoice and a certain percentage of $53,010 of the March 2007 invoice to the Company. The Company paid a $500 credit review fee to the factor relating to the agreement. Per the terms of the agreement, once the Company’s client remits the invoice amount to the factor, the factor deducts a discount fee from the remaining balance of the factored invoices and forwards the net proceeds to the Company. The discount fee is computed as a percentage of the face amount of the invoice as follows: 2.25% fee for invoices paid within 30 days of the down payment date with an additional 1.125% for each 15 day period thereafter. In September 2007, the February 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In December 2007, the March 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In February 2008, the Company and the factor agreed to a total settlement amount of $75,000, which was scheduled to be paid by the Company to the factor in September 2008 unless both parties mutually agreed to extend the due date. In September 2008, the Company and the factor reached a verbal agreement to extend the due date to December 31, 2008. The Company is pursuing a further extension. As of September 30, 2014, the balance due to the factor by the Company was $209,192 including interest.

Litigation

On March 25, 2013 the Company filed a complaint in the United States District Court for the District of New Jersey (case no: 13-cv-01895 (SRC)(CLW)) vs. WhiteSky, Inc (an existing channel partner). The Company filed claims that WhiteSky effectuated multiple contract breaches, misappropriation of trade secrets, breach of Intellectual Property, and disclosure of confidential information in commencing attempts to replace the Company’s “GuardedID® Customized Desktop Product” with a third party's product since November 2012, even though the contractual agreement did not expire until May 2014. In July 2013, the Company filed an amended complaint based on the Court’s rulings on the motions, which required some minor adjustments and strengthening based on what the Company learned through early admissible discovery. The Company is aggressively litigating this matter and anticipate a successful outcome. To date, all of WhiteSky’s arguments against the Company’s complaints have been denied by the Court. As of mid-November 2013 the case is in Discovery, which is actively progressing and limited to a certain number of months. In early 2014 settlement discussions commenced, and remain in negotiation as of November 2014, with no certainty that they will succeed. If the Company is unsuccessful, the costs and results associated with these legal proceedings could be significant and could negatively affect the results of future operations.

On March 28, 2013 the Company initiated patent litigation against PhoneFactor, Inc., a subsidiary of Microsoft Inc., Fiserv, Inc., and First Midwest Bancorp, Inc. in the U.S. District Court for the District of Delaware in Wilmington, for Infringement of United States Patent No. 7,870,599 (the ’599 Patent). Currently Fiserv, Inc. is released from this complaint and the Company has amended this complaint, in April 2014, to include the Company’s two additional Out-of-Band patents (Patent Nos.: 8,484,698 & 8,713,701). As of September 30, 2014 the case is in full discovery with the Markman hearing set for late in the fourth quarter of 2014.

On May 22, 2013 the Company filed a Complaint in the U.S. District Court for the District of New Jersey seeking a declaratory judgment that (1) it does not infringe upon a patent for customer authentication technology owned by Authentify Patent Co., LLC (“Authentify”), and (2) the Authentify patent is invalid under the Patent Act. The Company’s action was filed in response to an April 26, 2013 filing by Authentify of a patent infringement action against the Company in Federal district court in Seattle, Washington, claiming that the Company has infringed upon Authentify’s patent, U.S. Patent No. 6,934,858. The New Jersey complaint has been dropped and the Washington action is currently in active settlement discussion. If the Company is unsuccessful, the costs and results associated with these legal proceedings could be significant and could negatively affect the results of future operations.

Note 13 - Stockholders’ Deficit

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

Issuance of Common Stock for Services

In December 2009, the Company entered into a retainer agreement with an attorney, whereas the attorney acts as house counsel for the Company with respect to all general corporate matters. The agreement is at will and required a payment of 67 shares of common stock, valued at $75 per share, due upon execution. Commencing on January 1, 2010, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market, and the total of which remains 2,500 shares post to the Company's March 2014 reverse stock split. In December 2012, the Company recorded $19 in legal fees related to the agreement, as common stock to be issued. The 5 shares of restricted common stock were issued in February 2013. For the interim period ended September 30, 2014 and 2013, the Company issued a total of 30,000 shares of restricted common stock, of which 7,500 shares were from 2013, valued at $2,980 and 15 shares of restricted common stock, valued at $90, respectively, all of which have been expensed as legal fees, related to the agreement.

In May 2012, the Company entered into a consulting agreement with a firm whereby the consultant will provide public relations services to the Company. The consultant will receive a fee of $7,000 per month and $500 per month in the form of restricted shares of the Company's common stock valued on the closing market price of the first day of each month that the agreement is in effect. In May 2012, the consultant received 23 shares of the Company’s common stock valued at $500. In June 2012, the consultant received 38 shares of the Company’s common stock valued at $500. In July 2012, the consultant received 42 shares of the Company’s common stock valued at $500. In August 2012, the consultant received 39 shares of the Company’s common stock valued at $500. In September 2012, the consultant received 36 shares of the Company’s common stock valued at $500. In October 2012, the consultant received 36 shares of the Company’s common stock valued at $500. In December 2012, the consultant received 58 shares of the Company’s common stock valued at $500. In March 2013, the consultant received 369 shares of the Company's common stock valued at $1,500, for payment of three months of services. In June 2013, the consultant received 159 shares of the Company's common stock valued at $1,500, for payment of three months of services. In October 2013, the consultant received 389 shares of the Company's common stock valued at $750, for payment of one and one-half months of services. The value of all of the shares issued has been expensed as consulting fees (see Note 12).

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

In May 2010, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on May 21, 2013. As consideration for executing the note, the Company issued 134 shares of restricted common stock, valued at $13.50 per share, to the note holder. For the interim period ended September 30, 2014 and 2013, the Company expensed $0 and $250, respectively, of financing expenses related to the shares (see Note 7).

Conversions to Common Stock

For the interim period ended September 30, 2014, the Company received a conversion notice from Adar Bays to convert $7,000 of a note dated March 24, 2014 into 1,847,291 unrestricted shares of the Company's common stock, at a conversion price of $0.001624 per share (see Note 5).

For the interim period ended September 30, 2014, the Company received conversion notices from Asher to convert $125,255 of notes dated June 4, 2013, July 17, 2013 and March 11, 2014, and $4,700 of accrued interest, into 17,253,477 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.0017 per share to $0.1112 per share (see Note 5).

For the interim period ended September 30, 2014, the Company received conversion notices from Auctus to convert $17,000 of a note dated May 28, 2013, and accrued interest of $1,579, and $32,750 of a note dated October 1, 2013, and accrued interest of $1,725, into 2,598,779 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.00561 to $0.09 per share (see Note 5).

For the interim period ended September 30, 2014, the Company received conversion notices from Black Arch to convert $41,151, and legal fees of $2,959, of a note originally issued to a non-related third party on January 22, 2008, and sold to the investor firm with no additional consideration to the Company, into 16,695,900 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.00157 to $0.00766 per share (see Note 5).

For the interim period ended September 30, 2014, the Company received conversion notices from GEL to convert $31,500 of a convertible note originally issued to a non-related third party on September 29, 2006, and sold to the investor firm with no additional consideration to the Company, into 5,538,648 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.002958 to $0.01334 per share (see Note 5).

For the interim period ended September 30, 2014, the Company received conversion notices from Iconic to convert $86,502 of notes dated June 4, 2013, July 23, 2013 and October 4, 2013, and accrued interest of $7,252, into 2,232,506 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.01806 to $0.09 per share (see Note 5).

For the interim period ended September 30, 2014, the Company received a conversion notice from JMJ to convert $7,128 of a note dated March 26, 2014 into 4,400,000 unrestricted shares of the Company's common stock, at a conversion price of $0.00162 per share (see Note 5).

For the interim period ended September 30, 2014, the Company received conversion notices from JSJ to convert $50,000, and accrued interest of $865, of a note originally issued to a non-related third party on June 9, 2006, and sold to the investor firm with no additional consideration to the Company, into 13,974,082 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.001566 to $0.01875 per share (see Note 5).

For the interim period ended September 30, 2014, the Company received a conversion notice from LG Capital to convert $8,500, and accrued interest of $426, of a note dated March 14, 2014 into 5,699,974 unrestricted shares of the Company's common stock, at a conversion price of $0.001566 per share (see Note 5).

For the interim period ended September 30, 2014, the Company received conversion notices from Tarpon to convert $127,018 of a note originally issued to a non-related third party on February 29, 2008, and sold to the investor firm with no additional consideration to the Company, into 5,136,215 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.012705 to $0.10175 per share (see Note 5).

For the interim period ended September 30, 2014, the Company received conversion notices from Tonaquint to convert $55,000, and accrued interest of $4,200 and legal fees of $3,200 of a note dated October 18, 2013 into 14,481,606 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.00162 to $0.03306 per share (see Note 5).

For the interim period ended September 30, 2014, the Company received conversion notices from WHC to convert $28,943 of a note originally issued to a non-related third party on June 6, 2006 and $61,718 of a note originally issued to a non-related third party on January 23, 2009, and $633 of accrued interest, and sold to the investor firm with no additional consideration to the Company, into 18,899,233 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.001566 to $0.087 per share (see Note 5).

For the interim period ended September 30, 2013, the Company received conversion notices from ICG to convert $36,660 of the January 3, 2012 note into 16,667 unrestricted shares of the Company's common stock at conversion prices ranging from $1.69 to $2.54 (see Note 5).

For the interim period ended September 30, 2013 the Company received conversion notices from Asher to convert the remaining balance of $8,500 of the note due February 8, 2013, and accrued interest of $1,300, the full balance of $42,500 of the note due April 30, 2013, and accrued interest of $1,700, the full balance of $32,500 of the note due August 5, 2013, and accrued interest of $1,300, the full balance of $50,340 of the note due June 14, 2013, the full balance of $42,500 of the note due September 27, 2013, and accrued interest of $1,700, the full balance of $42,500 of the note due November 26, 2013, and accrued interest of $1,700, the full balance of $50,000 of the note due April 15, 2014 and the full balance of $50,000 of the note due July 9, 2014 into 318,023 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.40 to $4.65 per share (see Note 5).

For the interim period ended September 30, 2013, the Company received conversion notices from Auctus to convert the full balance of $27,750 of the note due August 30, 2013, and accrued interest of $1,291, and $13,500 of the note due November 19, 2013 into 60,316 unrestricted shares of the Company's common stock at conversion prices ranging from $0.40 to $3.19 per share (see Note 5).

For the interim period ended September 30, 2013, the Company received conversion notices from Iconic to convert the full balance of $50,152 of one of the notes due June 4, 2014, $50,000 of another of the notes due June 4, 2014 and $58,701 of the note due July 17, 2014 into 238,103 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.36 to $2.61 per share (see Note 5).

For the interim period ended September 30, 2013, the Company received conversion notices from Southridge to convert $17,750 of the note due July 16, 2014, and $375 in legal fees, into 54,924 unrestricted shares of the Company's common stock, at a conversion price of $0.33 per share (see Notes 5 and 7).

Issuance of Warrants and Options for Financing and Acquiring Services

In connection with consulting agreements, the Company issued warrants for 9,000 shares to consultants, all of which were deemed earned upon issuance for the reporting period ended September 30, 2014 (see Note 12). The fair value of these warrants granted, estimated on the date of grant using the Black-Scholes option-pricing model, was $1,242, which has been recorded as consulting expenses.

In October 2013, the Company entered into a purchase agreement with Tonaquint which included five year warrants for 61,111 shares of the Company's common stock, at an exercise price of $0.40, subject to adjustments. The terms of the warrants are as follows:

•	The warrants have an expiration date five years from issuance on October 13, 2018;

•	The exercise price resets to a floor which may be adjusted in the initial six months after issuance;

•	As of September 30, 2014, no warrants have been exercised.

The Tonaquint warrants contain an embedded derivative (see Note 10).

The table below summarizes the Company’s non-derivative warrant activities through September 30, 2014:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2012	175,336	$2.25-15,000	$73.50	$1,525,791	$-

Granted	61,162	6.00-600	600	61,636	-
Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	(24,253)	22.50-15,000	49.50	(482,177)	-
Balance, December 31, 2013	212,245	$2.25-15,000	$238.50	$1,105,250	$-

Granted	9,000	0.03-0.32	0.186	1,242	-
Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	(34,335)	$30.00-15,000	146.28	(474,611)	-
Balance, September 30, 2014	186,910	$0.03-15,000	$295.61	$631,881	$-

Vested and exercisable, September 30, 2014	186,910	$0.03-15,000	$295.61	$631,881	$-

Unvested, September 30, 2014	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2014:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$15,000	2	1.09	$15,000	2	1.09	$15,000

$0.03-165	186,908	1.16	$43.64	186,908	1.16	$43.64

$0.03 - $15,000	186,910	1.16	$43.80	186,910	1.16	$43.80

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

As of September 30, 2014, options to purchase an aggregate of 8,000 shares of its common stock for non-employees were outstanding. The exercise price of the options to purchase 1,333 and 6,667 shares its common stock is $9.00 and $2.7, respectively, yielding a weighted average exercise price of $4.50. In January 2013, options to purchase an aggregate of 507 of the Company's common stock at $5,400 per share were cancelled per an agreement executed with NetLabs, Inc. Also in January 2013, options to purchase an aggregate of 2 shares of the Company's common stock, at $13,500 per share, expired.

Note 14 - Stock Based Compensation

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

The Company estimated the fair value of 2013 options on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

January 3, 2013
Expected life (year)	10.00

Expected volatility	154.00%

Risk-free interest rate	1.92%

Expected annual rate of quarterly dividends	0.00%

The table below summarizes the Company’s 2004 Incentive Plan and 2012 Stock Incentive Plan activities through September 30, 2014:

	Number of Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value
Balance, December 31, 2012	93,352	$3.75-15,000	$21	$3,214,621	$-

Granted	3,334	$3.45	$3.45	$10,000	-
Canceled for cashless exercise	(25)	$1,500	$4,200	$(41,488)	-

Exercised (Cashless)	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	(4,071)	$30.00 - 120	$90	$(383,480)	-
Balance, December 31, 2013	92,590	$3.45-15,000	$15.45	$2,799,653	$-

Granted	-	-	-	-	-
Canceled	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	(6)	-	-	-	-
Balance, September 30, 2014	92,584	$3.45-15,000	$14.78	$2,799,653	$-

Vested and exercisable, September 30, 2014	92,584	$3.45-15,000	$14.78	$2,799,653	$-

Unvested, September 30, 2014	-	$-	$-	$-	$-

As of September 30, 2014, options to purchase an aggregate of 92,590 shares of common stock were outstanding under the 2004 incentive plan and 2012 Stock Incentive Plan and there were 107,410 shares remaining available for issuance. Also in May 2013, options to purchase an aggregate of 20 shares of the Company's common stock, at $1,500 per share and 5 shares of the Company's common stock, at $15,000 per share, were cancelled.

The following table summarizes information concerning 2004 Incentive plan and 2012 Stock Incentive Plan as of September 30, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$15,000	10	0.51	$15,000	10	0.51	$15,000

$1,500	50	1.76	$1,500	50	1.76	$1,500

$3.75-562.5	89,190	1.39	$12.7	89,190	1.39	$12.7

$3.45	3,334	8.25	$3.45	3,334	8.25	3.45

$3.45-15,000	92,584	1.64	$14.78	92,584	1.64	$14.78

Note 15 - Concentration of Credit Risk

Customers and Credit Concentrations

Revenue concentrations and the accounts receivables concentrations are as follows:

	Net Sales for the Interim Period Ended		Accounts Receivable at
	September 30, 2014	September 30, 2013	September 30, 2014	December 31, 2013
Customer A	43.0%	21.8%	39.2%	25.9%

Customer B	20.8%	-%	23.5%	-%

Customer C	12.9%	-%	-%	-%

Customer D	-%	34.1%	-%	-%

Customer E	-%	-%	30.1%	25.3%

Customer F	-%	25.2%	-%	-%

	76.7%	81.1%	92.8%	51.2%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Note 16 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Convertible Notes Payable

In October 2014, the Company issued a convertible note for $78,750, net of legal fees of $3,750 for a total amount received of $75,000, bearing interest at 10% per annum, maturing on June 1, 2015 with Union Capital, LLC (“Union Capital”). The debenture contains an embedded derivative feature.

In October 2014, the Company issued a convertible note for $27,250, net of legal fees of $2,750 for a total amount received of $25,000, bearing interest at 8% per annum, maturing on July 7, 2015 with Auctus. The debenture contains an embedded derivative feature.

In October 2014, the Company issued a convertible note for $26,250, net of a discount of $1,250 for a total amount received of $25,000, bearing interest at 12% per annum, maturing on October 17, 2015 with Tonaquint. The debenture contains an embedded derivative feature.

Debt Purchase Agreement

In October 2014, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a promissory note holder and Union Capital, the Company transferred $50,000 of the note balance and $2,500 of the accrued interest balance to the unrelated party in the form of a convertible note for $52,500, bearing interest at 10% per annum, with a maturity date of October 1, 2015. The new debenture contains an embedded derivative feature.

Conversions to Common Stock

In October 2014, the Company received conversion notices from Adar Bays to convert $35,000 of a note dated March 11, 2014, into 64,263,735 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.00044 to $0.0016 per share (see Note 5).

In October 2014, the Company received conversion notices from Asher to convert $22,845 of a note, and accrued interest of $2,120, dated March 11, 2014, into 32,193,709 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.000406 to $0.001218 per share (see Note 5).

In October 2014, the Company received conversion notices from JMJ to convert $32,112 of a note dated March 26, 2014, into 55,600,000 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.00042 to $0.0009 per share (see Note 5).

In October 2014, the Company received a conversion notice from KBM to convert $4,490 of a note dated April 8, 2014, into 10,441,860 unrestricted shares of the Company's common stock, at a conversion price of $0.00043 per share (see Note 5).

In October 2014, the Company received a conversion notice from LG Capital to convert $10,000 of a note, and accrued interest of $616, dated March 14, 2014, into 26,148,867 unrestricted shares of the Company's common stock, at a conversion price of $0.000406 per share (see Note 5).

In October 2014, the Company received conversion notices from Tonaquint to exercise the cashless option on warrants shares, relating to a warrant agreement dated October 18, 2013, by converting 39,750 warrant shares into 24,417,787 unrestricted shares of the Company's common stock, at a conversion price of $0.00162 per share (see Note 5).

In October 2014, the Company received conversion notices from Union Capital to convert $18,990 of a note, and accrued interest of $91, originally issued to a non-related third party on September 23, 2006, and sold to the investor firm with no additional consideration to the Company, into 33,388,273 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.000406 to $0.001218 per share (see Note 16 above).

In October 2014, the Company received conversion notices from WHC to convert $14,151 of a note originally issued to a non-related third party on January 23, 2009, and sold to the investor firm with no additional consideration to the Company, into 24,247,000 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.000406 to $0.00087 per share (see Note 5).

In October 2014, the Company received conversion notices from Vista to convert $24,720 of a note dated April 1, 2014, into 52,000,000 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.00042 to $0.0009 per share (see Note 5).

In November 2014, the Company received conversion notices from Adar Bays to convert $8,648 of a note dated March 11, 2014, into 49,701,149 unrestricted shares of the Company's common stock, at a conversion price of $0.000174 per share (see Note 5).

In November 2014, the Company received a conversion notice from JMJ to convert $3,960 of a note dated March 26, 2014, into 22,000,000 unrestricted shares of the Company's common stock, at a conversion price of $0.00018 per share (see Note 5).

In November 2014, the Company received conversion notices from KBM to convert $7,620 of a note dated April 8, 2014, into 31,315,353 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.00017 to $0.00033 per share (see Note 5).

In November 2014, the Company received a conversion notice from Tonaquint to exercise the cashless option on warrant shares, relating to a warrant agreement dated October 18, 2013, by converting 21,550 warrant shares into 13,237,819 unrestricted shares of the Company's common stock, at a conversion price of $0.00162 per share (see Note 5).

In November 2014, the Company received a conversion notice from Vista to convert $6,600 of a note dated April 1, 2014, into 44,000,000 unrestricted shares of the Company's common stock, at a conversion price of $0.00015 per share (see Note 5).

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

In September 2014, we filed an International Patent for MobileTrust® (PCT/US20114/029905).

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

We generated all of our revenues of $248,249 for the nine months ended September 30, 2014, compared to $367,579 for the nine months ended September 30, 2013, from the sales of our security products. The decrease in revenues was primarily due to the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology relating to our initiated litigation with one of our channel partners, WhiteSky, Inc. ("WhiteSky"), as well as delays in realizing revenues from some of our new distributor’s clients, and in delayed rollout of our new mobile security technologies, now anticipated to roll out through the Apple and Android markets during the fourth quarter of 2014. In addition, we rolled out our GuardedID® MAC version that is expected, but not guaranteed, to increase our revenues during the fourth quarter of 2014 and thereafter. Therefore, we see strong opportunities for increased sales through the rest of 2014 and beyond. Additionally, we believe we have opportunities through our sales distribution channels, including current pilots, which we believe should increase revenues in the fourth quarter of 2014 and throughout 2015, especially with the addition of our new mobile security products and new multi-marketing partners.

We market our products globally to financial service firms, healthcare related companies, legal services companies, e-commerce companies, gaming, automotive, government agencies, multi-level marketing groups, the enterprise market in general, and with virtual private network companies, as well as technology service companies and retail distributors that service all the above markets. We seek such sales through our own direct efforts, through distributors, resellers and third party agents internationally. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in multiple production installations and pilot projects with various distributors, resellers and direct customers primarily in the United States. Our GuardedID® product is also being sold directly to consumers, primarily through the Internet as well as distributors, resellers, third party agents, affiliates and potential OEM agreements by bundling GuardedID® with their products (providing a value-add and competitive advantage to their own products and offerings). Currently this is the most active market for us with multiple programs in pre-production and some already in production. We anticipate increases in revenues in the fourth quarter of 2014 from these programs. In addition, we have completed the development and testing our new mobile products, MobileTrust® and GuardedID® Mobile Software Development Kit (SDK), which is currently completed and being prepared for sales in mobile online stores in the fourth quarter of 2014, upon completion of our new sCloud registration process. The mobile products play a major role in our anticipated, but not guaranteed, fourth quarter 2014 revenue projections, and also beyond 2014. Although no assurances can be provided that revenues will increase as anticipated, our GuardedID® MAC version, recently rolled out, is another reason for our anticipated, but not guaranteed, projected increase in revenues during the fourth quarter of 2014.

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

Business Model

We are focusing primarily on developing sales through “channel” relationships in which our products are offered by other manufacturers, distributors, value-added resellers and agents, internationally. In 2013, we added and publicly announced additions to our global distribution sales channel, which provides additional presence for us in the United States, Canada, Europe and Africa. We continue to add additional channel partners, especially on the consumer side. We also sell our suite of security products directly from our Edison, New Jersey office, which also augments our channel partner relationships. It is our strategy that these “channel” relationships will provide the greater percentage of our revenues ongoing, as was the case in the past two years. Examples of the channel relationships that we are seeking include already established original equipment manufacturer (“OEM”) and bundled relationships with other security technology and software providers that would integrate or bundle the enhanced security capabilities of ProtectID®, GuardedID® and/or MobileTrust® into their own product lines, thereby providing greater value to their clients. These would include providers of networking software and manufacturers of computer and telecommunications hardware and software that provide managed services, and multi-level marketing groups, as well as all markets interested in increasing the value of their products and packages, such as financial services software, anti-virus, government integrators and identity theft product companies. We anticipate, but cannot guarantee, announcing a new and formative distribution partners during the fourth quarter of 2014.

From our MobileTrust® security new mobile application, which is now completed and with our sCloud registration process in production, we have created and announced two new products: our new ProtectID® Mobile OTP (One Time Password) to be used with ProtectID®; and our new GuardedID® Mobile keystroke encryption software development kit (SDK). We anticipate that both new products will be in production during the fourth quarter of 2014 or early 2015. With the creation of this new GuardedID® Mobile SDK, we intend to focus the sales of this software product to the development groups of our target markets to be added to their mobile applications. Management has already received requests for this software, including for mobile devices, as keystroke encryption malware continues to grow and remain a major problem for the cyber security market. Particularly, in management’s estimation, with anti-virus products being seen as non-effective against malware threats.

Our primary target markets include financial services such as banks and insurance companies, healthcare providers, legal services, government agencies through integrators, technology platforms, e-commerce based services companies, telecommunications and cellular carriers, technology software companies, government agencies and consumers, especially for our mobile and keystroke encryptions products. We are focusing our concentration on cyber security and data breach strategic problem areas, such as where compliance with financial, healthcare, legal and government regulations are key and stolen passwords are used to acquire private information illegally. We executed a multi-year contract with a healthcare facility who utilizes our ProtectID® solution for its employees and administrators. The contract became revenue producing in the first quarter of 2012 for a three year auto-renewable term. During the second half of 2012, we signed on additional distributors and resellers from which we started to generate revenues in 2013 and 2014, as they commenced implementing their sales strategies for our products. In the fourth quarter of 2013, a number of our channel partners had pilots and client implementations in place that are expected, although no assurances can be provided, to increase our revenues in the fourth quarter of 2014 and primarily in 2015. With our mobile products commencing production in the fourth quarter of 2014, we anticipate, but cannot guarantee, increased revenues in the fourth quarter of 2014 and into 2015.There is no guarantee as to the timing and success of these efforts.

Because we are now experiencing a continual, recurring growing market demand especially in the mobility and encryption markets, we continue to develop an increasing global reseller and distribution channel as a strategy to generate, manage and fulfill demand for our products across market segments, minimizing the requirement for an increase in our staff. We continue to minimize the concentration on our initial direct sales efforts as our distribution and reseller channels continue to grow internationally and providing appropriate levels of sales and support in the growing Cyber Security market.

We seek to generate revenue through fees for ProtectID® based on client consumer usage in the financial, healthcare services and legal services markets, as well as enterprises in general, through our Cloud Service, plus one-time and annual per person fees in the enterprise markets which often are for in-house installations of our products, and set-up and recurring transaction fees when the product is accessed in our Cloud Service, along with annual maintenance fees, and other one-time and recurring fees. We also intend to generate revenues through sales of our GuardedID® product. GuardedID® pricing is for an annual license and we discount for volume purchases. GuardedID® pricing models, especially when bundling through OEM contracts, include monthly and quarterly recurring revenues. As more agreements are reached by our distributors, we are experiencing monthly increasing sales growth, through the execution of GuardedID® bundled OEM agreements. We also provide our clients a choice of operating our ProtectID® software internally by licensing it or through our hosted Cloud Service or a hybrid that some clients have implemented and none of our competitors presently offer. GuardedID® requires a download on each and every computer it protects, whether for employees or consumers. We have four GuardedID® products, (i) a standard version which protects browser data entry only, (ii) a premium version which protects almost all the applications running under Microsoft Windows on the desktop, including Microsoft Office Suite and almost all applications running on the desktop, (iii) an Enterprise version which, in addition, provides the Enterprise administrative rights and the use of Microsoft’s Enterprise tools for the product’s deployment and (iv) an Apple MAC version for all the latest MAC operating systems and for the browsers and entire desktop. Our new MobileTrust® mobile product will be priced for the consumer through the appropriate mobile phone stores, as well as direct, distribution and OEM sales for higher volume enterprises, including volume discounts to the degree allowed by the telecommunications providers. Our new GuardedID® Mobile SDK (software development kit) will be priced on an annual recurring fee based on volume and number of users or an enterprise plus maintenance price. We anticipate, but can provide no assurances, that these new product offerings will result in the largest number of sales and related revenues for us in the fourth quarter of 2014 and throughout 2015.

Our management believes that our products provide a cost-effective and technologically competitive solution to address the increasing problems of network security and identity theft in general. Updated guidance for the Federal Financial Institutions Examination Council(“FFIEC”) regulations include the requirement for solutions that have Two-Factor Out-of-Band Authentication and products that stop keylogging malware, real time, which our management believes our proprietary products uniquely and directly address. This new updated guidance went into effect as of January 1, 2012. Additionally, the 2013 Verizon Data Breach report, published in April 2013, stated that 80% of all the data breaches they reported would not have occurred if the corporations used two factor authentication, such as our ProtectID® system. The report also indicates that over 79% of the data breaches would most likely not have occurred if the corporations breached used anti-keylogging software, other than the typical anti-virus programs. Based on the FFIEC requirement in the latest FFIEC update that was published in June 2011 (being enforced as of January 2012) the latest Verizon Data Breach Report and the new articles from the White House urging law firms and legal services firms to add two factor authentication, we have recently experienced a growing increase in pilots and sales orders and inquiries specifically in the financial and legal markets. In January 2014, PCI Compliance published an update that includes the requirement for not only encrypting data at rest, but also to encrypt data in motion including the keystrokes users enter in their device. Additionally, Symantec's senior vice-president for information security, Brian Dye, told the Wall Street Journal that anti-virus "is dead", in an article published in May 2014. However, there can be no assurance that our products will continue to gain acceptance and continue to grow in the commercial marketplace or that one of our competitors will not introduce technically superior products.

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

4. Original Equipment Manufacturers (OEM): SFT products are sold to other security technology vendors that integrate ProtectID® and GuardedID® and now GuardedID® Mobile SDK into their products (bundling) and services providing for monthly/annual increasing recurring revenues or other models as the SDK is intended to enter the market during the fourth quarter of 2014 or early 2015

5. Internet sites that sell GuardedID® to consumers and small enterprises, such as affiliates.

6. Technology and other providers and resellers, agents and distributors interested in purchasing and or selling our new MobileTrust® cyber solution for all mobile devices, initially for all Apple and Android devices, that will be in production during the fourth quarter of 2014.

7. Outside Independent consultants selling our products for commission only, focusing on the healthcare, legal and consumer markets.

Our sCloud service provider is Hosting.com and we have been under contract with them since December 2007 when we executed an agreement with a nationwide premier data center and co-location services provider who functions as an Application Service Provider for our ProtectID® and GuardedID® products, which require a secondary server used for the “Out-of-Band” two-factor authentication technology. We believe that this relationship improves the implementation time, reduces the cost and training requirements, and allows for ease of scalability, with hot backups in multiple locations across the U.S., on an as needed basis. Our sCloud site is also SAS 70 (Statement on Auditing Standards (SAS) No. 70) certified, which is critical to providing a secure compliant service that is required by most of our clients. Our agreement with the services provider was for a one-year (1) term, initially ending in December 2008 and renewing automatically for one-year (1) terms, and is still in effect. The relationship can be terminated by either party on sixty days written notice. The cloud service is compensated by our company based on a flat monthly fee per the terms of the contract that can increase as we require additional services.

Intellectual Property

We are working with our patent attorneys to aggressively enforce our patent rights per the terms of a retainer agreement executed in February 2013. Our patent attorneys also filed third and fourth “Out of Band” continuation patents. The third patent was recently granted and the fourth patent is pending. We currently have three patents granted to us for Out-of-Band (Patent Nos.: 7,870,599, 8,484,698 and 8,713,701). In September 2014, we filed an International Patent for MobileTrust® (PCT/US20114/029905).

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

Business Strategy

We could incur significant additional costs before we become profitable. We anticipate that most of the costs that we incur will be related to salaries, professional fees, marketing, sales and research & design. We have increased our sales efforts by retaining a consultant, and we have increased our technology staff by contracting an outsourced firm. Our operations presently require funding of approximately $110,000 per month. We expect that our monthly cash usage for operations will increase slightly due to contracted and anticipated increased volumes and adding some targeted marketing programs. We anticipate that the areas in which we will experience the greatest increase in operating expenses is in marketing, selling, product support, product research and new technology development in the growing cyber security market. In 2013, we added one new sales consultant working in specific markets and for the most part on a commission base only. We are committed to maintaining our current level of operating costs until we reach the level of revenues needed to absorb any potential increase in costs.

Our primary strategy during the last quarter of 2013 and continuing throughout 2014 was to focus on the growth and support of our channel partners, including distributors, resellers and original equipment manufacturers (OEMs), along with our newly signed sales consultant. Our internal sales team targets potential direct sales in industries that management believes provides the greatest potential for short term sales. These include small to medium sized financial institutions, government agencies, e-commerce, healthcare, legal and enterprise businesses. We are also executing agreements with strategic resellers and distributors for marketing, selling and supporting our products internationally. We primarily work with distributors, resellers and agents to generate the bulk of our sales internationally, realizing that this strategy takes longer to nurture, however it is progressing well. We are starting to realize positive results, however slowly, with our sales channel and look forward to a very successful remainder of 2014 through the sales channel and from our new mobile and GuardedID® MAC products with a concentration of sales already contracted for the fourth quarter of 2014 and fiscal 2015. There can be no assurances, however, that we will succeed in implementing our sales strategy. Although management believes that there is an increasingly strong market for our products as the need for cyber security solutions increases globally, as supported by the RSA Security Show responses we received in February 2014, we have not generated substantial revenue from the sale of our products and there is no assurance we can secure a market sufficient to permit us to achieve profitability in the next twelve months.

Competition

The software development and services market is characterized by innovation and competition. There are several well-established companies within the authentication market that offer network security systems in our product market and newer companies with emerging technologies. We believe that our multi-patented “Out-of-Band” multi-factor identity authentication platform is an innovative, secure, adaptable, competitively priced, integrated network authentication platform. The main features of ProtectID® include: an open architecture “Out-of-Band” platform for user authentication; operating system independence; biometric layering; mobile authentication; secure website logon; Virtual Private Network (“VPN”) access; domain authentication; newly added Office 365 authentication and multi-level authentication. Unlike other techniques for increased network security, ProtectID® does not rely on a specific authentication device or method (e.g., phone, tokens, smart cards, digital certificates or biometrics, such as a retinal or fingerprint scan). Rather ProtectID® has been developed as an “open platform” that incorporates an unlimited number of authentication devices and methods. For example, once a user has been identified to a computer network, a system deploying our ProtectID® authentication system permits the “Out-of-Band” authentication of that user by a telephone, iPhone, iPad, Blackberry, PDA, email, hard token, SSL client software, a biometric device such as a voice biometric, or others, before that user is permitted to access the network. By using “Out-of-Band” authentication methods, management believes that ProtectID®, now patented and protected through our ongoing litigation, with plans for additional litigation, provides a competitive product for customers with security requirements greater than typical name and password schemes for virtual private networks and computer systems with multiple users at remote locations, as examples. We also believe that our multi-patented keystroke encryption product, GuardedID®, offers an additional competitive edge for network security and e-commerce applications that should provide greater levels of security and the ability to evolve over time based on newer technologies when made available. There is less competition for the keystroke encryption product and there are no well-established companies in this space, which explains our current growth in pilots and sales for GuardedID®, especially relating to bundled channel partner programs. GuardedID® is critical to help prevent key logging viruses, one of the largest sources of cyber attacks and data breaches. GuardedID® also is protected with two patents and one pending. Our newest product, MobileTrust®, is ideal for bringing the functionality of our other two products, especially including keystroke encryption, to all mobile devices, with initial focus on all Apple and Android devices. This product is also protected with a patent pending and some of its features and functions are covered by the Out-of-Band Authentication and Keystroke Encryption patents. Our other new mobile product is GuardedID® Mobile SDK, which allows our secured keyboard function as a software development kit for developers to purchase and integrate as part of their secured applications. Considering the features and functions, all of our cyber solutions have limited competition based on our products’ ability to protect individual identities and computers/devices against some of the most dangerous and increasing threats. We also have great demand for the mobile products, which are being marketed to all potential new clients.

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

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2013

Revenues for the three months ended September 30, 2014 were $77,837 compared to $179,408 for the three months ended September 30, 2013, a decrease of $101,571 or 56.6%. The decrease in revenues was primarily due to the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology relating to our initiated litigation with one of our channel partners, WhiteSky, Inc. ("WhiteSky"). We have opportunities, through our sales channels, including current pilots, that we expect, but cannot guarantee, will continue to increase revenues in the fourth quarter of 2014, especially in the retail market through the engagement of new distributors.

Revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign on fees, and recurring transaction revenues. Hardware sales for the three months ended September 30, 2014 were $208 compared to $365 for the three months ended September 30, 2013, a decrease of $157. The decrease in hardware revenues was primarily due to the decrease in our sales of our one-time-password token key-fobs. Software, services and maintenance sales for the three months ended September 30, 2014 were $77,629 compared to $179,043 for the three months ended September 30, 2013, a decrease of $101,414. The decrease in software, services and maintenance revenues was primarily due to the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology relating to our initiated litigation with one of our channel partners, WhiteSky, Inc. ("WhiteSky").

Cost of revenues for the three months ended September 30, 2014 was $836 compared to $5,308 for the three months ended September 30, 2013, a decrease of $4,472, or 84.3%. The decrease resulted primarily from the decrease in processing fees relating to our ProtectID® product. Cost of revenues as a percentage of total revenues for the three months ended September 30, 2014 was 1.1% compared to 3.0% for the three months ended September 30, 2013. The decrease resulted primarily from the decrease in processing fees.

Gross profit for the three months ended September 30, 2014 was $77,001 compared to $174,100 for the three months ended September 30, 2013, a decrease of $97,099, or 55.8%. The decrease in gross profit was primarily due to the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology relating to our initiated litigation with one of our channel partners, WhiteSky, Inc. ("WhiteSky").

Research and development expenses for the three months ended September 30, 2014 were $65,196 compared to $85,800 for the three months ended September 30, 2013, a decrease of $20,604, or 24.0%. The decrease in research and development expenses was primarily due to the elimination of one staff member through attrition. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative (“SGA”) expenses for the three months ended September 30, 2014 were $322,862 compared to $291,653 for the three months ended September 30, 2013, an increase of $31,209 or 10.7%. The increase was due primarily to the increase in professional fees we expensed in the quarter. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other expense for the three months ended September 30, 2014 was $705,501 compared to $374,299 for the three months ended September 30, 2013, representing an increase in other expense of $331,202, or 88.5%. The increase was primarily due to an increase in changes in fair value of derivative liabilities and an increase in interest expense.

Our net loss for the three months ended September 30, 2014 was $1,013,558 compared to a net loss of $577,652 for the three months ended September 30, 2013, an increase of $435,906, or 75.5%. The increase in our net loss was due primarily to the increase in other expenses caused by an increase in changes in fair value of derivative liabilities, an increase in interest expense and the decrease in gross profit primarily due to the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology relating to our initiated litigation with one of our channel partners, WhiteSky, Inc. ("WhiteSky").

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2013

Revenues for the nine months ended September 30, 2014 were $248,249 compared to $367,579 for the nine months ended September 30, 2013, a decrease of $119,330 or 32.5%. The decrease in revenues was primarily due to the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology relating to our initiated litigation with one of our channel partners, WhiteSky, Inc. ("WhiteSky"), as well as delays in realizing revenues from some of our new distributor’s clients, and in delayed rollout of our new mobile security technologies. We have opportunities, through our sales channels, including current pilots, that we expect, but cannot guarantee, will increase revenues in the fourth quarter of 2014 with the rollout of our MobileTrust® and GuardedID® MAC products in September 2014.

Revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign on fees, and recurring transaction revenues. Hardware sales for the nine months ended September 30, 2014 were $6,431 compared to $7,572 for the nine months ended September 30, 2013, a decrease of $1,141. The decrease in hardware revenues was primarily due to the decrease in our sales of our one-time-password token key-fobs. Software, services and maintenance sales for the nine months ended September 30, 2014 were $241,818 compared to $360,007 for the nine months ended September 30, 2013, a decrease of $118,189. The decrease in software, services and maintenance revenues was primarily due to the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology relating to our initiated litigation with WhiteSky.

Cost of revenues for the nine months ended September 30, 2014 was $8,750 compared to $14,977 for the nine months ended September 30, 2013, a decrease of $6,227, or 41.6%. The decrease resulted primarily from the decrease in processing fees relating to our ProtectID® product. Cost of revenues as a percentage of total revenues for the nine months ended September 30, 2014 was 3.5% compared to 4.1% for the nine months ended September 30, 2013. The decrease resulted primarily from the decrease in our cost of revenues.

Gross profit for the nine months ended September 30, 2014 was $239,499 compared to $352,602 for the nine months ended September 30, 2013, a decrease of $113,103, or 32.1%. The decrease in gross profit was primarily due to the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology relating to our initiated litigation with WhiteSky.

Research and development expenses for the nine months ended September 30, 2014 were $224,396 compared to $254,800 for the nine months ended September 30, 2013, a decrease of $30,404, or 11.9%. The decrease in research and development expenses was primarily due to the elimination of one staff member through attrition. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative (“SGA”) expenses for the nine months ended September 30, 2014 were $1,014,807 compared to $969,458 for the nine months ended September 30, 2013, an increase of $45,349 or 4.7%. The increase was due primarily to the increase in professional fees we expensed in the first three quarters of 2014. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other expense for the nine months ended September 30, 2014 was $1,572,065 as compared to $1,025,559 for the nine months ended September 30, 2013, representing an increase in other expense of $546,506, or 53.3%. The increase was primarily due to an increase in changes in fair value of derivative liabilities and an increase in interest expense.

Our net loss for the nine months ended September 30, 2014 was $2,571,847 compared to a net loss of $1,897,215 for the nine months ended September 30, 2013, an increase of $674,632, or 35.6%. The increase in our net loss was due primarily to the overall decrease in our total revenues, the increase in SGA expenses and the increase in other expenses caused by increases in the change in fair value of derivative liabilities and in interest expense.

Liquidity and Capital Resources

Our total current assets at September 30, 2014 were $198,654, which included cash of $136,956, as compared with $78,300 in total current assets at December 31, 2013, which included cash of $7,559. Additionally, we had a stockholders’ deficit in the amount of $11,938,430 at September 30, 2014 compared to a stockholders’ deficit of $11,013,902 at December 31, 2013. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. The liabilities include a computed liability for the fair value of derivatives of $1,397,808, which will only be realized on the conversion of the derivatives, or settlement of the debentures.

We financed our operations during the nine months ended September 30, 2014 primarily through the issuance of debt in the aggregate amount of $818,750, through recurring revenues from our ProtectID® and GuardedID® technologies in the aggregate amount of $241,818, and through the sales of our shares of Series B Preferred Stock in the aggregate amount of $213,000. Management anticipates that we will continue to rely on equity and debt financing, at least for 2014 and early 2015, to finance our operations. While management believes that there will be a substantial percentage of our sales generated from our GuardedID® and new mobile products and there are an increasing number of customers for our patented ProtectID® product, we will continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market continues to grow, with increasing marketing efforts, management believes, but cannot guarantee, we will continue to attain greater numbers of customers and the concentrations could decrease over time and we project, but cannot guarantee, to be cash flow positive by the end of 2014 or early 2015. Until this is accomplished, management will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing commitments of expenditures and until our sales revenue can provide greater liquidity.

Our number of common shares outstanding increased from 2,317,797 shares at the year ended December 31, 2013 to 111,169,000 at the nine months ended September 30, 2014, an increase of 4,696%. The increase in the number of common shares outstanding was due to common shares issued related to the issuance, conversion and settlement of debt or equity financing and consulting obligations, which, consequently, helped to reduce our outstanding debentures.

Our number of shares of Series B Preferred Stock issued and outstanding increased from 0 shares at the year ended December 31, 2013 to 142,004 at the nine months ended September 30, 2014. The increase in the number of shares of Series B Preferred Stock issued and outstanding was due to the sale of shares of Series B Preferred Stock, through subscription agreements, related to equity financing.

We have historically incurred losses and we anticipate, but cannot guarantee, that we will not generate any significant revenues until the fourth quarter of 2014 or early 2015. Our operations presently require funding of approximately $110,000 per month. Management believes, but cannot provide assurances, that we will be cash flow positive by the end of 2014, or shortly thereafter, based on recently executed and announced contracts and potential contracts that we anticipate closing throughout 2014 in the financial industry, technology, insurance, enterprise, healthcare, government, legal, and consumer sectors in the United States, Latin America, Europe, Africa and the Pacific Rim. There can be no assurance, however, that the sales anticipated will materialize or that we will achieve the profitability we have forecasted. Management also recognizes the consequences of the current world economic developments and the possible volatile effect on currency rates resulting from revenues derived from foreign markets.

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

The Series B Preferred Stock shall have preferential liquidation rights in the event of any liquidation, dissolution or winding up of the Company, such liquidation rights to be paid from our assets not delegated to parties with greater priority at $1.00 per share or, in the event an aggregate subscription by a single subscriber of the Series B Preferred Stock is greater than $100,000,000, $0.997 per share. The Series B Preferred Stock shall be convertible to a number of shares of common stock equal to the price of the Series B Preferred Stock divided by the par value of the Series B Preferred Stock, par value $0.10. The option to convert the shares of Series B Preferred Stock may not be exercised until three months following the issuance of the Series B Preferred Stock to the recipient shareholder. The Series B Preferred Stock has ten votes on matters presented to our shareholders for one share of Series B Preferred Stock held. The initial price of the Series B Preferred Stock shall be $2.50, (subject to adjustment by our Board of Directors) until such time, if ever, the Series B Preferred Stock are listed on a secondary and/or public exchange. As of December 31, 2013, no shares of Series B Preferred Stock had been issued.

In February 2014, our Board of Directors amended the initial price for the Series B Preferred Stock from $2.50 to $1.50 per share. Our Board of Directors also amended the conversion feature of the Series B Preferred Stock, to convertible common shares $0.0001 par value, to convert at a 40% market discount to current market value at the time we receive a conversion request. Current market value is defined as the average of the immediately prior five trading day's closing prices. Additionally, when Series B Preferred Stock shares convert to our common stock, the minimum price discount floor level is set at $0.005, as decided by our Board of Directors. As of September 30, 2014, there were 142,004 shares of Series B Preferred Stock issued and outstanding.

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

SUMMARY OF OUR OUTSTANDING SECURED CONVERTIBLE DEBENTURES

At September 30, 2014, $542,588 in aggregate principal amount of the DART Limited ("DART"), custodian for Citco Global Custody NV (“Citco Global”) as of July 2012, debentures, as assigned by YA Global and Highgate in April 2009, were issued and outstanding.

During the nine months ended September 30, 2014, DART had no conversions.

The DART secured convertible debentures are fully matured. We have been in contact with the note holder who has indicated that it has no present intention of exercising its right to convert the debentures into restricted shares of our common stock. The note holder has advised us that it currently is willing to wait until it receives a buyout offer from us.

During the nine months ended September 30, 2014, we issued unsecured convertible notes in an aggregate total of $768,750 to eight unrelated parties pursuant to the terms and conditions of term sheets executed with investor firms at various times during the first and second quarters of 2014. Additionally, during the nine months ended September 30, 2014, we settled and transferred $145,000 of unsecured note balances, plus accrued interest of $114,919, to three unrelated parties in the form of seven convertible notes for $266,151. Additionally, during the nine months ended September 30, 2014, we settled and transferred $80,000 of unsecured convertible note balances, plus accrued interest of $1,500, to two unrelated parties in the form of two convertible notes for $81,500. Additionally, during the nine months ended September 30, 2014, eleven investor firms converted $686,965 of convertible notes, $21,381 of accrued interest and $6,159 in legal fees, into 108,819,570 shares of our common stock, pursuant to an exemption provided under Rule 144 of the Securities Act of 1933. The conversion prices ranged from $0.001566 per share to $0.1112 per share.

During the nine months ended September 30, 2014, we issued an unsecured note in an aggregate total of $50,000 to one unrelated party.

Summary of Funded Debt

As of September 30, 2014, our company’s open unsecured promissory note balance was $1,897,500, listed as follows:

•	$50,000 to an unrelated individual – current term portion
•	$210,000 to an unrelated company - current portion
•	$1,500,000 to twenty unrelated individuals through term sheet with the StrikeForce Investor Group – current portion
•	$137,500 to an unrelated company - current portion

As of September 30, 2014, our company’s open unsecured related party promissory note balances were $722,638, listed as follows:

•	$722,638 to our CEO – current portion

As of September 30, 2014, our company’s open convertible secured note balances were $542,588, listed as follows:

•	$542,588 to DART (custodian for Citco Global and as assigned in 04/09 by YA Global and Highgate House Funds, Ltd.)

As of September 30, 2014, our company’s open convertible note balances were $1,067,867, net of discount on convertible notes of $951,781, listed as follows (month/year):

•	$235,000 to an unrelated company (03/05 unsecured debenture) - current portion
•	$7,000 to an unrelated company (06/05 unsecured debenture) – current portion
•	$10,000 to an unrelated individual (06/05 unsecured debenture) - current portion
•	$40,000 to three unrelated individuals (07/05 unsecured debentures) - current portion
•	$5,000 to an unrelated individual (09/05 unsecured debenture) – current portion
•	$10,000 to an unrelated individual (12/05 unsecured debenture) – current portion
•	$30,000 to an unrelated individual (06/06 unsecured debenture) – current portion
•	$120,000 to an unrelated individual (09/06 unsecured debenture) – current portion
•	$3,512 to an unrelated individual (02/07 unsecured debenture) – current portion
•	$100,000 to an unrelated individual (05/07 unsecured debenture) – current portion
•	$100,000 to an unrelated individual (06/07 unsecured debentures) – current portion
•	$100,000 to an unrelated individual (07/07 unsecured debenture) – current portion
•	$120,000 to three unrelated individuals (08/07 unsecured debentures) – current portion
•	$50,000 to two unrelated individuals (12/09 unsecured debentures) - current portion
•	$30,000 to an unrelated company (03/10 unsecured debenture) – current portion
•	$103,387 to un unrelated company (01/12 unsecured debentures) - current portion
•	$75,000 to un unrelated company (03/12 unsecured debenture) - current portion
•	$36,500 to un unrelated company (11/13 unsecured debenture) - current portion
•	$50,000 to un unrelated company (12/13 unsecured debenture) - current portion
•	$40,000 to un unrelated company (12/13 unsecured debenture) – long term portion
•	$22,845 to un unrelated company (03/14 unsecured debenture) - current portion
•	$30,000 to un unrelated company (03/14 unsecured debenture) - current portion
•	$142,872 to un unrelated company (03/14 unsecured debenture) – long term portion
•	$28,500 to un unrelated company (03/14 unsecured debenture) - current portion
•	$26,250 to un unrelated company (04/14 unsecured debenture) - current portion
•	$38,282 to un unrelated company (04/14 unsecured debenture) - current portion
•	$50,000 to un unrelated company (04/14 unsecured debenture) - current portion
•	$53,000 to un unrelated company (04/14 unsecured debenture) - current portion
•	$28,750 to un unrelated company (05/14 unsecured debenture) - current portion
•	$27,750 to un unrelated company (05/14 unsecured debenture) - current portion
•	$32,500 to un unrelated company (05/14 unsecured debenture) - current portion
•	$100,000 to un unrelated company (05/14 unsecured debenture) - current portion
•	$60,000 to un unrelated company (06/14 unsecured debenture) - current portion
•	$42,000 to un unrelated company (07/14 unsecured debenture) - current portion
•	$34,500 to un unrelated company (08/14 unsecured debenture) - current portion
•	$37,000 to un unrelated company (09/14 unsecured debenture) - current portion

 As of September 30, 2014, our company’s open convertible note balances - related parties were $355,500, listed as follows:

•	$268,000 to our CEO – current portion
•	$57,500 to our VP of Technical Services – current portion
•	$30,000 to a relative of our CTO & one of our Software Developers – current portion

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

As reflected in the accompanying unaudited financial statements, we had a working capital deficiency of $11,789,134 and deficit in stockholders’ equity of $11,938,430 at September 30, 2014, and a net loss of $2,571,847 and net cash used in operating activities of $898,538 for the nine months ended September 30, 2014. These factors raise substantial doubt about our ability to continue as a going concern.

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

Under the supervision and with the participation of our management, including our CEO and Principal Financial and Accounting Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our CEO and Principal Financial and Accounting Officer, concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report due to the following:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the nine months ended September 30, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 25, 2013 we filed a complaint in the United States District Court for the District of New Jersey (case no: 13-cv-01895 (SRC)(CLW)) vs. WhiteSky, Inc (an existing channel partner). We filed claims that WhiteSky effectuated multiple contract breaches, misappropriation of trade secrets, breach of Intellectual Property, and disclosure of confidential information in commencing attempts to replace our “GuardedID® Customized Desktop Product” with a third party's product since November 2012, even though the contractual agreement did not expire until May 2014. In July 2013, we filed an amended complaint based on the Court’s rulings on the motions, which required some minor adjustments and strengthening based on what we learned through early admissible discovery. We are aggressively litigating this matter and anticipate a successful outcome. To date, all of WhiteSky’s arguments against our complaints have been denied by the Court. As of mid-November 2013 the case is in Discovery, which is actively progressing and limited to a certain number of months. In early 2014 settlement discussions commenced, and remain in negotiation as of November 2014, with no certainty that they will succeed. If we are unsuccessful, the costs and results associated with these legal proceedings could be significant and could negatively affect the results of future operations.

On March 28, 2013 we initiated patent litigation against PhoneFactor, Inc., a subsidiary of Microsoft Inc., Fiserv, Inc., and First Midwest Bancorp, Inc. in the U.S. District Court for the District of Delaware in Wilmington, for Infringement of United States Patent No. 7,870,599 (the ’599 Patent). Currently Fiserv, Inc. is released from this complaint and we have amended this complaint, in April 2014, to include our two additional Out-of-Band patents (Patent Nos.: 8,484,698 & 8,713,701). As of September 30, 2014 the case is in full discovery with the Markman hearing set for late in the fourth quarter of 2014.

On May 22, 2013 we filed a Complaint in the U.S. District Court for the District of New Jersey seeking a declaratory judgment that (1) we do not infringe upon a patent for customer authentication technology owned by Authentify Patent Co., LLC (“Authentify”), and (2) the Authentify patent is invalid under the Patent Act. Our action was filed in response to an April 26, 2013 filing by Authentify of a patent infringement action against us in Federal district court in Seattle, Washington, claiming that we have infringed upon Authentify’s patent, U.S. Patent No. 6,934,858. The New Jersey complaint has been dropped and the Washington action is currently in active settlement discussion. If we are unsuccessful, the costs and results associated with these legal proceedings could be significant and could negatively affect the results of future operations.

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

Information about risk factors for the nine months ended September 30, 2014, does not differ materially from that set forth in Part I, Item 1A of the Company’s 2013 Annual Report on Form 10-K.

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

In July 2014, we issued 988,314 shares of our common stock to an investor firm that converted $3,820 of a convertible note and $1,725 of accrued interest, dated October 1, 2013, into shares of our common stock. The conversion price was $0.00561 per share.

In July 2014, we issued 4,286,328 shares of our common stock to an investor firm that converted $19,300 of a convertible note originally issued to a non-related third party on January 22, 2008, and sold to the investor firm with no additional consideration to the Company on July 17, 2014, into shares of our common stock. The conversion prices ranged from $0.0036 per share to $0.00766 per share.

In July 2014, we issued 2,773,737 shares of our common stock to an investor firm that converted $22,700 of a convertible note originally issued to a non-related third party on September 29, 2006, and sold to the investor firm with no additional consideration to the Company on June 23, 2014, into shares of our common stock. The conversion prices ranged from $0.004234 per share to $0.01334 per share.

In July 2014, we issued 1,075,246 shares of our common stock to an investor firm that converted $9,817 of a convertible note originally issued to a non-related third party on February 29, 2008, and sold to the investor firm with no additional consideration to the Company on June 20, 2014, into shares of our common stock. The conversion price was $0.0166 per share.

In July 2014, we issued 1,381,465 shares of our common stock to an investor firm that converted $12,200 of a convertible note dated October 18, 2013, into shares of our common stock. The conversion prices ranged from $0.0048 per share to $0.01392 per share.

In July 2014, we issued 932,200 shares of our common stock to an investor firm that converted $9,322 of a convertible note originally issued to a non-related third party on January 23, 2009, and sold to the investor firm with no additional consideration to the Company on April 23, 2014, into shares of our common stock. The conversion prices ranged from $0.005394 per share to $0.01485 per share.

In July 2014, we issued warrants to purchase 1,000 shares of our common stock, exercisable at $0.03 per share, per the terms of an agreement executed with a consultant. The warrant shares expire three (3) years from the date of issuance.

In August 2014, we issued 5,850,258 shares of our common stock to an investor firm that converted $14,538 of a convertible note originally issued to a non-related third party on January 22, 2008, and sold to the investor firm with no additional consideration to the Company on July 17, 2014, into shares of our common stock. The conversion prices ranged from $0.00203 per share to $0.00307 per share.

In August 2014, we issued 2,764,911 shares of our common stock to an investor firm that converted $8,800 of a convertible note originally issued to a non-related third party on September 29, 2006, and sold to the investor firm with no additional consideration to the Company on June 23, 2014, into shares of our common stock. The conversion prices ranged from $0.002958 per share to $0.003596 per share.

In August 2014, we issued 3,015,002 shares of our common stock to an investor firm that converted $8,514 of a convertible note originally issued to a non-related third party on June 9, 2006, and sold to the investor firm with no additional consideration to the Company on May 25, 2014, into shares of our common stock. The conversion prices ranged from $0.002049 per share to $0.00385 per share.

In August 2014, we issued 3,000,000 shares of our common stock to an investor firm that converted $6,300 of a convertible note dated October 18, 2013, into shares of our common stock. The conversion price was $0.0021 per share.

In August 2014, we issued 3,052,900 shares of our common stock to an investor firm that converted $8,153 of a convertible note originally issued to a non-related third party on January 23, 2009, and sold to the investor firm with no additional consideration to the Company on April 23, 2014, into shares of our common stock. The conversion prices ranged from $0.00203 per share to $0.00377 per share.

In September 2014, we issued 1,847,291 shares of our common stock to an investor firm that converted $7,000 of a convertible note, dated March 24, 2014, into shares of our common stock. The conversion price was $0.001624 per share.

In September 2014, we issued 16,223,994 shares of our common stock to an investor firm that converted $30,155 of a convertible note, dated March 11, 2014, into shares of our common stock. The conversion prices ranged from $0.0017 per share to $0.0019 per share.

In September 2014, we issued 6,559,314 shares of our common stock to an investor firm that converted $7,313 of a convertible note, and $2,959 in legal fees, originally issued to a non-related third party on January 22, 2008, and sold to the investor firm with no additional consideration to the Company on July 17, 2014, into shares of our common stock. The conversion price was $0.00157 per share.

In September 2014, we issued 9,234,152 shares of our common stock to an investor firm that converted $13,668 of a convertible note and $865 of accrued interest, originally issued to a non-related third party on June 9, 2006, and sold to the investor firm with no additional consideration to the Company on May 25, 2014, into shares of our common stock. The conversion prices ranged from $0.00156 per share to $0.001585 per share.

In September 2014, we issued 4,400,000 shares of our common stock to an investor firm that converted $7,128 of a convertible note dated March 26, 2014, into shares of our common stock. The conversion price was $0.00162 per share.

In September 2014, we issued 5,699,974 shares of our common stock to an investor firm that converted $8,500 of a convertible note and $426 of accrued interest, dated March 14, 2014, into shares of our common stock. The conversion price was $0.001566 per share.

In September 2014, we issued 8,701,080 shares of our common stock to an investor firm that converted $6,696 of a convertible note, $4,200 of accrued interest and $3,200 in legal fees, dated October 18, 2013, into shares of our common stock. The conversion price was $0.00162 per share.

In September 2014, we issued 13,530,690 shares of our common stock to an investor firm that converted $22,453 of a convertible note originally issued to a non-related third party on January 23, 2009, and sold to the investor firm with no additional consideration to the Company on April 23, 2014, into shares of our common stock. The conversion prices ranged from $0.001566 per share to $0.00174 per share.

In September 2014, we issued a total of 7,500 shares of restricted common stock, valued at $24, relating to a December 2009 retainer agreement with an attorney.

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

Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

_______________

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

STRIKEFORCE TECHNOLOGIES, INC.

Dated: November 17, 2014	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: November 17, 2014	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer

