Form 10-K
period 2014-12-31
StrikeForce Technologies Inc.
filed 2015-04-15
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________ to ___________

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

Common stock, $0.0001 par value

Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 9, 2015
Common stock, $0.0001 par value	26,116,134

Indicate the number of shares outstanding of each of the issuer’s classes of preferred stock, as of the latest practicable date.

Class	Outstanding at April 9, 2015
Preferred stock, Series A, no par value	3

Class	Outstanding at April 9, 2015
Preferred stock, Series B, $0.10 par value	142,004

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes. $635,282

Transitional Small Business Disclosure Format Yes ☐ No ☒

Documents Incorporated By Reference

None

STRIKEFORCE TECHNOLOGIES, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2014 AND 2013
TABLE OF CONTENTS

2

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

3

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

In November 2010, we received notice that the United States Patent and Trademark Office (“USPTO”) had issued an official Notice of Allowance for the patent application for the technology relating to our ProtectID® product, titled "Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System". In January 2011, we received notice that the USPTO issued to us Patent No. 7,870,599. This “Out-of-Band” Patent went through a USPTO Re-Examination process starting on August 16, 2011 and concluded on December 27, 2011, with all of our patent claims remaining intact and eight additional patent claims being added. Since 2011, we submitted additional continuation patents on the “Out-of-Band” Patent, two additional patents granted and a fourth pending. The keystroke encryption technology we developed and use in our GuardedID® product is protected by two patents and one continuation pending.

In January 2013, we were assigned the entire right, title and interest in the “Out-of-Band Patent” from NetLabs, with the agreement of the developer, and the assignment was recorded with the USPTO.

In February 2013, we executed a retainer agreement with our patent attorneys to aggressively enforce our patent rights as “Out-of-Band Authentication” is becoming the standard for authenticating consumers in the financial market and for many Saas application users (e.g., SalesForce, etc.). In February 2013, our patent attorneys submitted a new “Out-of-Band” Patent continuation, which has been granted.

In March 2013, our patent attorneys submitted a new “Methods and Apparatus for securing user input in a mobile device” Patent, which is now patent pending. Our MobileTrust® product is the invention supporting the patent pending.

In July 2013, we received notice that the USPTO had added approximately sixty additional patent claims for our Out-of-Band patent we received in January 2011, by issuing to us Patent No. 8,484,698 thereby strengthening our position with clients and our current and potential lawsuits.

4

In October 2013, we received notice that the USPTO issued to us Patent No. 8,566,608 “Methods and apparatus for securing keystrokes from being intercepted between the keyboard and a browser.” This protects our GuardedID® product and the keystroke encryption portion of our MobileTrust® products.

In February 2014, we received a Notice of Allowance from the USPTO for our third patent relating to our "Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System" Patent No. 7,870,599. Upon receipt of this Out-of-Band patent we filed another continuation patent.

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

In September 2014, we filed an International Patent for MobileTrust® (PCT/US20114/029905).

We completed the development of our ProtectID® platform at the end of June 2006, we completed the core development of our keyboard encryption and anti-keylogger product, GuardedID®, in December 2006 and commenced deployment of our new mobile product, MobileTrust® into the mobile stores in 2014, of which the first two are currently being sold and distributed. Our suite of products is targeted to the financial, e-commerce, corporate, government, healthcare, legal, insurance, technology and retail sectors. We seek to locate customers in a variety of ways. These primarily include contracts with value added resellers and distributors (both inside the United States and internationally), direct sales calls initiated by our internal staff, exhibitions at security and technology trade shows, through the media, through consulting agreements, and through our agent relationships. Our sales generate revenue either as an Original Equipment Manufacturer (“OEM”) model, through a Hosting/License agreement, bundled with other company’s products or through direct purchase by distributors and resellers. We price our products for cloud consumer transactions based on the number of transactions in which our software products are utilized. We also price our products for business applications based on the number of users. These pricing models provide our company with one-time, monthly, quarterly and annual recurring revenues with volume discounts. We are also generating revenues from annual maintenance contracts, renewal fees and expect, but cannot guarantee, an increase in revenues based upon the execution of various agreements that we have recently closed and were implemented during the fourth quarter of 2014, primarily in the retail and insurance sectors.

We generated all of our revenues of $324,807 for the year ended December 31, 2014, compared to $434,657 for the year ended December 31, 2013, from the sales of our security products. The decrease in revenues was primarily due to the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology relating to our initiated litigation with one of our channel partners, WhiteSky, Inc. ("WhiteSky"). We also have realized delays in revenues from some of our new distributor’s that will appear in the first half of 2015 future, and in delayed rollout of our new mobile security technologies, now anticipated to roll out through the Apple and Android markets during the second quarter of 2015. The lawsuit with WhiteSky was settled on March 9, 2015 with mutually agreed upon terms. In addition, we rolled out our GuardedID® MAC version that is expected, but not guaranteed, to increase our revenues during the second quarter of 2015 and thereafter. Therefore, we see strong opportunities for increased sales through 2015. Additionally, we believe we have opportunities through our sales distribution channels, including current pilots, which we believe should increase revenues in 2015, especially with the addition of our new mobile security products and new multi-marketing partners.

5

We market our products globally to financial service firms, healthcare related companies, legal services companies, e-commerce companies, gaming, automotive, government agencies, multi-level marketing groups, the enterprise market in general, and with virtual private network companies, as well as technology service companies and retail distributors that service all the above markets. We seek such sales through our own direct efforts, through distributors, resellers and third party agents internationally. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in multiple production installations and pilot projects with various distributors, resellers and direct customers primarily in the United States. Our GuardedID® product is also being sold directly to consumers, primarily through the Internet as well as distributors, resellers, third party agents, affiliates and potential OEM agreements by bundling GuardedID® with their products (providing a value-add and competitive advantage to their own products and offerings). Currently this is the most active market for us with multiple programs in pre-production and some already in production. We anticipate, but cannot guarantee, increases in revenues in 2015 from these programs. In addition, we have completed the development and testing our new mobile products, MobileTrust® and GuardedID® Mobile Software Development Kit (SDK), which is almost completed and being prepared for sales in mobile online stores in, we expect, the second quarter of 2015, upon completion of our new sCloud registration process. The mobile products play a major role in our anticipated, but not guaranteed, second quarter 2015 revenue projections. Although no assurances can be provided that revenues will increase as anticipated, our GuardedID® MAC version, recently rolled out, is another reason for our anticipated, but not guaranteed, projected increase in revenues during the second quarter of 2015.

We have incurred substantial losses since our inception. Our management believes that our products provide a cost-effective, more secure and technologically competitive solution to address the problems of cyber security and data breaches in general, especially when considering our new mobile applications. Considering recent public announcements by Symantec and other media sources that anti-virus solutions barely protect against the new malware threats, primarily keylogging malware, we contend that our keystroke encryption patented products are becoming more important, especially in the healthcare and retail markets. However, there can be no assurance that our products will continue to gain increased acceptance and continue to grow in the commercial and retail marketplaces or that one of our competitors will not introduce technically superior products.

Our executive office is located at 1090 King Georges Post Road, Suite 603, Edison, NJ 08837. Our telephone number is (732) 661-9641. We have 6 employees. Our Company’s website is www.strikeforcetech.com (we are not including the information contained in our website as part of, nor should the information be relied upon or incorporated by reference into, this report on Form 10-K).

Our Products

StrikeForce is a software development and services company. We own and are seeking to commercially exploit various identification protection software products that we developed to protect computer networks from unauthorized access, real time, and to protect network owners and users from cyber security attacks and data breaches. Our principal products ProtectID®, GuardedID®, inclusive of our unique CryptoColor® technology and MobileTrust®, are proprietary authentication and keystroke encryption technologies that are intended to eliminate unauthorized access to computer networks and all mobile devices, and to prevent unauthorized individuals from copying (logging) keystrokes. We are increasing our market for our suite of products in the financial services, e-commerce, corporate, healthcare, government and consumer sectors. Our cyber security products are as follows:

•

ProtectID® is our multi-patented authentication platform that uses “Out-of-Band” multi-factor in-house installation, cloud service technology and a hybrid to authenticate computer network users by a variety of methods including traditional passwords combined with a telephone, iPhone, Droid, Blackberry, PDA, or multiple computer secure sessions, biometric identification and encrypted devices such as tokens or smartcards as examples. The authentication procedure separates authentication information such as usernames from the pin/passwords or biometric information, which are then provided to or from the network’s host server across separate communication channels. The platform allows for corporate control and client choices, per their company’s security policies, which evolves over time with newly available and customer requested technologies. (Patent Nos:7,870,599, 8,484,698, and 8,713,701 and one patent pending for Out-of-Band Authentication).

•

GuardedID® creates a 256-bit AES encrypted real time separate pathway for information delivery from a keyboard to a targeted application on a local computer, preventing the use of spyware/malware to collect user information. This product provides keyboard encryption and helps prevent keylogging from occurring in real time, which helps prevent the number one threat to consumers and businesses in today’s market: keylogging software, which is stealth software embedded in web sites, emails, pictures, MP3 files, videos, USB’s or other software and hardware that, once unknowingly launched, secretly monitors and records all of a user's keystrokes on the computer and sends the data to the cyber thief without the user’s awareness. Keylogging has been reported as the one of the major causes of major data breaches that occurred from 2010 to 2014, as reported in the 2010-2014 Verizon Data Breach Reports. (Patent No: 8,566,608, 8,732,483 and 8,973,107).

6

•

MobileTrust® (Patent Pending) is an advanced iPhone/iPad and Android device password vault that includes a strong password generator. MobileTrust® also provides for Mobile Multi-Factor One Time Password authentication, a secured browser and keystroke encryption between its virtual keyboard and secured browser, which is critical to all confidential online transactions and other features, which is now in final Beta. This new feature for mobile devices, which helps prevent data breaches and stolen credentials is a critical and vital addition to all enterprise mobile users, as enterprises transition to “Bring Your Own Devices” (BYOD).

•

GuardedID® Mobile SDK is a software development kit that provides developers our patent protected keystroke encryption protection for all Apple and Android mobile device’s secure keyboards, allowing our keystroke encryption software to be embedded in any mobile applications, utilizing DES 256 Encryption.

Our products sometimes include software and hardware that we contractually license from other vendors. These products include VASCO (an authentication and e-signature solutions company) tokens, as well as additional authentication and telecommunication software devices. ProtectID® also uses a software product for its Voice Biometric Out-of-Band method through a partnership with Trade Harbor©.

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

Factors that are considered important to our success include, but are not limited to, the following:

•

Our products address the needs of a broad variety of customers for authentication and cyber security overall. One of the biggest problems facing the world is Cyber Theft, the effects of which, our management contends, total an estimated $221 billion per year in business losses and more recently stated to be in the trillions going forward.

•	Symantec reported there were over 401 million new pieces of Spyware found over the past year.

•

48% of all data breaches were caused by key loggers (malware copying keystrokes), as reported by the Verizon 2012 Data Breach Report. Similar percentages are reported in the Verizon 2013 report, recently published. All of the companies breached, per these reports, had an anti-virus program installed.

•

In 2011, it was reported that RSA Security’s data was breached from which Lockheed Martin and others were affected and lost millions of dollars. This event caused many companies to look to other means of two-factor authentication, such as Out-of-Band. The RSA Data Breach started with a keylogging virus which our GuardedID® product most likely would have prevented.

•

In February 2013, Computerworld reported that the Federal Government put security on the frontline of IT agendas with its announcement of a new cyber security center in Canberra, AU and an additional $1.46 billion in funding for cyber security as part of a new national security blueprint.

•

In respect to the latest version of our keyboard encryption and anti-keylogger Product, GuardedID®, a recent report from a government security group known as CERT states that minimally 80% of the malicious keylogging programs are undetected by the major anti-virus software suites. Our Guarded ID® is designed, we believe, to render the malicious programs useless, in real time.

•

In June 2013, PhoneArena.com, The Multiple Threat Center of Juniper Networks, found mobile malware growing exponentially at an alarming rate – a 614% one year increase reaching a total of just about 280,000 malicious apps.

•

In February 2015, the New York Times reported that a Global Bank heist occurred in banks around the globe from a keylogger. This was the first known time that a large hack was reported with the details which included a keylogger that our management believes GuardedID® would have most likely prevented.

7

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

•

Ability to Integrate our Software with Customer Environments: There are numerous operating systems that are used by computer networks. The ability of a software product to integrate with multiple operating systems is likely to be a significant factor in customer acceptance of particular products. StrikeForce’s ProtectID® operates on an independent Cloud Service platform and is also able to integrate with multiple operating systems and user interfaces for an in-house implementation. ProtectID® has been designed to use multiple authentication devices that are currently on the market (including, but not limited to, biometrics, key-fob tokens, iPhones, iPads, Blackberrys, Androids, PDA’s, smart cards and other mobile devices). Our ability to integrate our products with multiple existing and future technologies is currently a key factor in the growth of our product’s acceptance and is demonstrated by our success with recent clients and installations referred to in a number of our 2014 press releases. Our GuardedID® product currently operates with Windows Internet Explorer (IE), Firefox, Chrome and Safari browsers and our upgraded Premium version works with almost all applications running on a Windows desktop platform, inclusive of Microsoft Office and now also the MAC. New features and functions for both products continue to be developed via our research and development. We are also in final Beta testing with our MobileTrust® and GuardedID® Mobile SDK products, with production anticipated within a few months.

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

Business Model

We are focusing primarily on developing sales through “channel” relationships in which our products are offered by other manufacturers, distributors, value-added resellers and agents, internationally. In 2014, we added and publicly announced additions to our global distribution sales channel, which provides additional presence for us in the United States, Canada, Europe and Africa. We continue to add additional channel partners, especially on the consumer side. We also sell our suite of security products directly from our Edison, New Jersey office, which also augments our channel partner relationships. It is our strategy that these “channel” relationships will provide the greater percentage of our revenues ongoing, as was the case in the past two years. Examples of the channel relationships that we are seeking include already established original equipment manufacturer (“OEM”) and bundled relationships with other security technology and software providers that would integrate or bundle the enhanced security capabilities of ProtectID®, GuardedID® and/or MobileTrust® into their own product lines, thereby providing greater value to their clients. These would include providers of networking software and manufacturers of computer and telecommunications hardware and software that provide managed services, and multi-level marketing groups, as well as all markets interested in increasing the value of their products and packages, such as financial services software, anti-virus, government integrators and identity theft product companies. We signed various new distributors during the fourth quarter of 2014 and have high expectations for 2015, resulting from these distribution relationships. There is no guarantee as to the timing and success of these business relationships.

From our MobileTrust® security new mobile application, which is now completed and with our sCloud registration process in production, we have created and announced two new products: our new ProtectID® Mobile OTP (One Time Password) to be used with ProtectID®; and our new GuardedID® Mobile keystroke encryption software development kit (SDK). We anticipate that both new products will be in production during the second quarter of 2015. With the creation of this new GuardedID® Mobile SDK, we intend to focus the sales of this software product to the development groups of our target markets to be added to their mobile applications. Management has already received requests for this software, including for mobile devices, as keystroke encryption malware continues to grow and remain a major problem for the cyber security market. Particularly, in management’s estimation, with anti-virus products being seen as non-effective against malware threats.

Our primary target markets include financial services such as banks and insurance companies, healthcare providers, legal services, government agencies through integrators, technology platforms, e-commerce based services companies, telecommunications and cellular carriers, technology software companies, government agencies and consumers, especially for our mobile and keystroke encryptions products. We are focusing our concentration on cyber security and data breach strategic problem areas, such as where compliance with financial, healthcare, legal and government regulations are key and stolen passwords are used to acquire private information illegally. We executed a multi-year contract with a healthcare facility who utilizes our ProtectID® solution for its employees and administrators. The contract became revenue producing in the first quarter of 2012 for a three year auto-renewable term and is still in effect. During the second half of 2012, we signed on additional distributors and resellers from which we started to generate revenues in 2013 and 2014, as they commenced implementing their sales strategies for our products. In the fourth quarter of 2014, a number of our channel partners had pilots and client implementations in place that are expected, although no assurances can be provided, to increase our revenues in 2015. With our mobile products commencing production in the second quarter of 2015, we anticipate, but cannot guarantee, increased revenues in 2015.There is no guarantee as to the timing and success of these efforts.

Because we are now experiencing a continual, recurring growing market demand especially in the mobility and encryption markets, we continue to develop an increasing global reseller and distribution channel as a strategy to generate, manage and fulfill demand for our products across market segments, minimizing the requirement for an increase in our staff. We continue to minimize the concentration on our initial direct sales efforts as our distribution and reseller channels continue to grow internationally and provide appropriate levels of sales and support in the growing Cyber Security market.

We seek to generate revenue through fees for ProtectID® based on client consumer usage in the financial, healthcare services and legal services markets, as well as enterprises in general, through our Cloud Service, plus one-time and annual per person fees in the enterprise markets which often are for in-house installations of our products, and set-up and recurring transaction fees when the product is accessed in our Cloud Service, along with annual maintenance fees, and other one-time and recurring fees. We also intend to generate revenues through sales of our GuardedID® product. GuardedID® pricing is for an annual license and we discount for volume purchases. GuardedID® pricing models, especially when bundling through OEM contracts, include monthly and quarterly recurring revenues. As more agreements are reached by our distributors, we are experiencing monthly increasing sales growth, through the execution of GuardedID® bundled OEM agreements. We also provide our clients a choice of operating our ProtectID® software internally by licensing it or through our hosted Cloud Service or a hybrid that some clients have implemented and none of our competitors presently offer. GuardedID® requires a download on each and every computer it protects, whether for employees or consumers. We have four GuardedID® products, (i) a standard version which protects browser data entry only, (ii) a premium version which protects almost all the applications running under Microsoft Windows on the desktop, including Microsoft Office Suite and almost all applications running on the desktop, (iii) an Enterprise version which, in addition, provides the Enterprise administrative rights and the use of Microsoft’s Enterprise tools for the product’s deployment, and (iv) an Apple MAC version for all the latest MAC operating systems and for the browsers and entire desktop. Our MobileTrust® mobile product will be priced for the consumer through the appropriate mobile phone stores, as well as direct, distribution and OEM sales for higher volume enterprises, including volume discounts to the degree allowed by the telecommunications providers. Our GuardedID® Mobile SDK (software development kit) will be priced on an annual recurring fee based on volume and number of users or an enterprise plus maintenance price. We anticipate, but can provide no assurances, that these new product offerings will result in the largest number of sales and related revenues for us in fiscal 2015.

Our management believes that our products provide a cost-effective and technologically competitive solution to address the increasing problems of network security and cyber security in general. Updated guidance for the Federal Financial Institutions Examination Council(“FFIEC”) regulations include the requirement for solutions that have Two-Factor Out-of-Band Authentication and products that stop keylogging malware, real time, which our management believes our proprietary products uniquely and directly address. This new updated guidance went into effect as of January 1, 2012. Additionally, the 2014 Verizon Data Breach report, published in April 2015 , stated that 80% of all the data breaches they reported would not have occurred if the corporations used two factor authentication, such as our ProtectID® system. The report also indicates that over 79% of the data breaches would most likely not have occurred if the corporations breached used anti-keylogging software, other than the typical anti-virus programs. Based on the FFIEC requirement in the latest FFIEC update that was published in June 2011 (being enforced as of January 2012) the latest Verizon Data Breach Report and the new articles from the White House urging law firms and legal services firms to add two factor authentication, we have recently experienced a growing increase in pilots and sales orders and inquiries specifically in the financial and legal markets. In January 2014, PCI Compliance published an update that includes the requirement for not only encrypting data at rest, but also to encrypt data in motion including the keystrokes users enter in their device. Additionally, Symantec's senior vice-president for information security, Brian Dye, told the Wall Street Journal that anti-virus "is dead", in an article published in May 2014. However, there can be no assurance that our products will continue to gain acceptance and continue to grow in the commercial marketplace or that one of our competitors will not introduce technically superior products.

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

4.

Original Equipment Manufacturers (OEM): SFT products are sold to other security technology vendors that integrate ProtectID® and GuardedID® and now GuardedID® Mobile SDK into their products (bundling) and services providing for monthly/annual increasing recurring revenues or other models as the SDK is intended to enter the market in mid-2015

5.	Internet sites that sell GuardedID® to consumers and small enterprises, such as affiliates.

6.

Technology and other providers and resellers, agents and distributors interested in purchasing and or selling our new MobileTrust® cyber solution for all mobile devices, initially for all Apple and Android devices, that will be in production during mid-2015.

7.	Outside Independent consultants selling our products for commission only, focusing on the healthcare, legal and consumer markets.

Our sCloud service provider is Hosting.com and we have been under contract with them since December 2007 when we executed an agreement with a nationwide premier data center and co-location services provider who functions as an Application Service Provider for our ProtectID® and GuardedID® products, which require a secondary server used for the “Out-of-Band” two-factor authentication technology. We believe that this relationship improves the implementation time, reduces the cost and training requirements, and allows for ease of scalability, with hot backups in multiple locations across the U.S., on an as needed basis. Our sCloud site is also SAS 70 (Statement on Auditing Standards (SAS) No. 70) certified, which is critical to providing a secure compliant service that is required by most of our clients. Our agreement with the services provider was for a one-year (1) term, initially ending in December 2008 and renewing automatically for one-year (1) terms, and is still in effect. The relationship can be terminated by either party on sixty days written notice. The cloud service is based on a flat monthly fee per the terms of the contract that can increase as we require additional services.

Intellectual Property

We are working with our patent attorneys to aggressively enforce our patent rights per the terms of a retainer agreement executed in February 2013. Our patent attorneys also filed third and fourth “Out of Band” continuation patents. The third patent was recently granted and the fourth patent is pending. We currently have three patents granted to us for Out-of-Band (Patent Nos.: 7,870,599, 8,484,698 and 8,713,701). In September 2014, we filed an International Patent for MobileTrust® (PCT/US20114/029905), which is pending.

We are also working with our patent attorneys to plan our strategy to aggressively enforce our patent rights relating to our newly granted Keystroke Encryption patents that help protect our GuardedID® and MobileTrust® products. We were granted our first related keystroke encryption patent and were granted our second keystroke encryption patent for GuardedID®. Our patent attorneys also filed a third Keystroke Encryption patent, which we just received on March 3, 2015 (Patent Nos.: 8,566,608, 8,732,483 and 8,973,107).

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

Business Strategy

We could incur significant additional costs before we become profitable. Most of the costs that we incur are related to salaries, professional fees, marketing, sales and research & design. We have increased our sales efforts by retaining a consultant, and we have increased our technology staff by contracting an outsourced firm. Our operations presently require funding of approximately $110,000 per month. We expect that our monthly cash usage for operations will increase slightly due to contracted and anticipated increased volumes and adding some targeted marketing programs. We anticipate that the areas in which we will experience the greatest increase in operating expenses is in marketing, selling, product support, product research and new technology development in the growing cyber security market. We are committed to maintaining our current level of operating costs until we reach the level of revenues needed to absorb any potential increase in costs.

Our primary strategy during the last quarter of 2014 and continuing throughout 2015 is to focus on the growth and support of our channel partners, including distributors, resellers and original equipment manufacturers (OEMs). Our internal sales team targets potential direct sales in industries that management believes provides the greatest potential for short term sales. These include small to medium sized financial institutions, government agencies, e-commerce, healthcare, legal and enterprise businesses. We are also executing agreements with strategic resellers and distributors for marketing, selling and supporting our products internationally. We primarily work with distributors, resellers and agents to generate the bulk of our sales internationally, realizing that this strategy takes longer to nurture, however it is progressing well. We are starting to realize positive results, however slowly, with our sales channel and look forward to a very successful 2015 through the sales channel and from our new mobile and GuardedID® MAC products with a concentration of sales already contracted. There can be no assurances, however, that we will succeed in implementing our sales strategy. Although management believes that there is an increasingly strong market for our products as the need for cyber security solutions increases globally, as supported by the RSA Security Show responses we received in February 2014, we have not generated substantial revenue from the sale of our products and there is no assurance we can secure a market sufficient to permit us to achieve profitability in the next twelve months.

Competition

The software development and services market is characterized by innovation and competition. There are several well-established companies within the authentication market that offer network security systems in our product market and newer companies with emerging technologies. We believe that our multi-patented “Out-of-Band” multi-factor identity authentication platform is an innovative, secure, adaptable, competitively priced, integrated network authentication platform. The main features of ProtectID® include: an open architecture “Out-of-Band” platform for user authentication; operating system independence; biometric layering; mobile authentication; secure website logon; Virtual Private Network (“VPN”) access; domain authentication; newly added Office 365 authentication and multi-level authentication. Unlike other techniques for increased network security, ProtectID® does not rely on a specific authentication device or method (e.g., phone, tokens, smart cards, digital certificates or biometrics, such as a retinal or fingerprint scan). Rather ProtectID® has been developed as an “open platform” that incorporates an unlimited number of authentication devices and methods. For example, once a user has been identified to a computer network, a system deploying our ProtectID® authentication system permits the “Out-of-Band” authentication of that user by a telephone, iPhone, iPad, Blackberry, PDA, email, hard token, SSL client software, a biometric device such as a voice biometric, or others, before that user is permitted to access the network. By using “Out-of-Band” authentication methods, management believes that ProtectID®, now patented and protected through our ongoing litigation, with plans for additional litigation, provides a competitive product for customers with security requirements greater than typical name and password schemes for virtual private networks and computer systems with multiple users at remote locations, as examples. We also believe that our multi-patented keystroke encryption product, GuardedID®, offers an additional competitive edge for network security and e-commerce applications that should provide greater levels of security and the ability to evolve over time based on newer technologies when made available. There is less competition for the keystroke encryption product and there are no well-established companies in this space, which explains our current growth in pilots and sales for GuardedID®, especially relating to bundled channel partner programs. GuardedID® is critical to help prevent key logging viruses, one of the largest sources of cyber attacks and data breaches. GuardedID® also is protected with two patents and one pending. Our newest product, MobileTrust®, is ideal for bringing the functionality of our other two products, especially including keystroke encryption, to all mobile devices, with initial focus on all Apple and Android devices. This product is also protected with our GuardedID® patents and some of its features and functions are covered by the Out-of-Band Authentication patent. Our other new mobile product is GuardedID® Mobile SDK, which allows our secured keyboard function as a software development kit for developers to purchase and integrate as part of their secured applications. Considering the features and functions, all of our cyber solutions have limited competition based on our products’ ability to protect individual identities and computers/devices against some of the most dangerous and increasing threats. We also have great demand for the mobile products, which are being marketed to all potential new clients.

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

Employees

As of fiscal year end December 31, 2014, we had 6 employees and our relations with employees are good.

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

ITEM 1A. RISK FACTORS

Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described below. If any of the risks described below, or elsewhere in this report on Form 10-K, or our Company’s other filings with the Securities and Exchange Commission (the "SEC"), were to occur, our financial condition and results of operations could suffer and the trading price of our common stock could decline. Additionally, if other risks not presently known to us, or that we do not currently believe to be significant, occur or become significant, our financial condition and results of operations could suffer and the trading price of our common stock could decline. You should carefully review the risk factors together with all other information contained in this Annual Report on Form 10-K, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended. As a “smaller reporting company”, we are not required to provide the information required by this Item but are, providing certain risk factors, including but not limited to the risk factors listed below, as follows:

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS OF OUR BUSINESS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE. SHOULD WE CONTINUE TO INCUR LOSSES FOR A SIGNIFICANT AMOUNT OF TIME, THE VALUE OF YOUR INVESTMENT IN OUR COMMON STOCK COULD BE ADVERSELY AFFECTED, AND YOU COULD EVEN LOSE YOUR ENTIRE INVESTMENT.

We have yet to establish any history of profitable operations as shown in our independent certified financial audits for 2014 and 2013. As of December 31, 2014, we had an accumulated deficit of $35,450,143. We incurred annual operating losses of $2,410,926 for the year ended December 31, 2013 and $3,350,230 for the year ended December 31, 2014. We have financed our operations through loans from our officers, employees, and the issuance of debt and equity securities in private placement transactions. Our revenues have not been sufficient to sustain our operations. Our profitability will require the successful marketing and sale of our ProtectID®, GuardedID® and MobileTrust® products and services.

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

SUMMARY OF OUR OUTSTANDING SECURED CONVERTIBLE DEBENTURES

At December 31, 2014, $542,588 in aggregate principal amount of the DART/Citco Global debentures, as assigned by YA Global and Highgate in April 2009, was issued and outstanding.

HISTORY OF OUR OUTSTANDING DART/CITCO GLOBAL SECURED CONVERTIBLE DEBENTURES

Our outstanding convertible secured notes payable are secured through the note holder's claim on our intellectual property.

We have issued an aggregate of $1,774,876 in secured convertible debentures, including an aggregate of $1,024,876 principal amount secured debentures issued to YA Global Investments, LP and an aggregate of $750,000 principal amount secured debentures issued to Highgate House Funds, Ltd., which are convertible into shares of our common stock at an amount equal to the lesser of: (i) 120% of the average closing bid price for the 5 trading days immediately preceding the closing date (the “YA Global Fixed Conversion Price” and, together with the Highgate Fixed Conversion Price, the “Fixed Conversion Price”); or (ii) 80% of the lowest closing bid price of the common stock during the five days preceding the conversion date. In July, 2006, the YA Global and Highgate Fixed Conversion Price was reduced to $82,875, as adjusted by our 1:650 reverse stock split, in connection with an anti-dilution adjustment.

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

In January 2008, we executed a Forbearance Agreement with YA Global whereby YA Global and Highgate agreed to forbear from exercising their rights under the secured convertible debentures through February 27, 2008. The terms of the Forbearance Agreement record the amount due to YA Global and Highgate House Funds, Ltd by us to be $1,214,093, which includes principal, interest and the redemption premium. The terms also include a reduction in the YA Global and Highgate Fixed Conversion Price to $63,375, as adjusted by our 1:650 reverse stock split. In connection with this Agreement, we issued to YA Global 500,000 contingency common stock purchase warrants with an exercise price of $0.15 per share. The common stock purchase warrants are exercisable for a period of five (5) years from date of issuance. The common stock purchase warrants were held in escrow and will only be released to YA Global if the total amount due by us was not paid to YA Global by February 29, 2008. The total amount of our indebtedness to YA Global and Highgate House Funds, Ltd. in the amount of $1,214,093, as agreed to in the Forbearance Agreement, is further broken down as:

•	$427,447 (YA Global secured convertible debenture)
•	$204,775 (YA Global accrued and unpaid interest on debenture)
•	$85,489 (YA Global 20% redemption premium)
•	$244,720 (Highgate House Funds, Ltd. secured convertible debenture)
•	$86,937 (Highgate House Funds, Ltd. accrued and unpaid interest on debentures)
•	$48,944 (Highgate House Funds, Ltd. 20% redemption premium)
•	$100,000 (YA Global promissory note dated May 1, 2006)
•	$15,781 (YA Global accrued and unpaid interest on note)

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

In December 2010, we executed an amendment to the PMI transfer agreement whereby the secured convertible balance owed to PMI was distributed among five unrelated parties, one of whom was PMI. The due dates of the notes were extended to December 31, 2012 and the conversion price was modified to a fixed price of $4,437.55 per share, as adjusted by our 1:650 reverse stock split. Additionally, the amendment called for us to make available to the note holders the opportunity to offer financing to us via the sale of a total of 123 five year warrants exercisable into shares of our common stock at $29,250 per share, as adjusted by our 1:650 reverse stock split.

In April 2011, we exercised our right of redemption by retiring the PMI Technologies, Inc. portion of the debenture for a payment of $93,248.48 in April 2011.

In April 2011, we executed an amendment to the PMI transfer agreement whereby we consented to the assignment of the remaining balance due to PMI in the amount of $85,805 to Steeltown and its assignees. Additionally, the conversion price was modified to a fixed price of $741.00 per share, as adjusted by our 1:650 reverse stock split. The amendment also called for us to make available to the note holders the opportunity to offer financing to our company through the sale of a total of 51 three year warrants exercisable into shares of our common stock as a ladder at $19,500, $39,000, $78,000, $117,000, $146,250 each per share for each 10 warrants, as adjusted by our 1:650 reverse stock split, equally distributed among the warrant holders.

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

Our obligation to issue a combination of shares or deliver shares through the escrow agent upon conversion of our $542,588 principal amount secured convertible debentures owed to Citco Global is essentially limitless. Citco Global has not processed any conversions through fiscal 2014. The following is an example of the amount of shares of our common stock that are issuable upon conversion of the Citco secured convertible debentures based on various market prices, as adjusted by our 1:650 reverse stock split:

Price Per Share	With 20% Discount	Number of Shares		Percentage of Stock Issuable
$0.0010	$0.0008	678,235,000	(3)	27,643 (1)
$0.0021	$0.0010	542,588,000	(3)	22,115%; 2,078% (1) (2)
$0.0330	$0.0260	20,868,769	(3)	851 (1)
$0.0650	$0.0520	10,434,385	(3)	425 (1)

______________

(1)

Based on 2,453,522 shares of common stock outstanding as of December 31, 2014 as adjusted by our 1:650 reverse stock split. As illustrated, the number of shares of common stock issuable upon conversion of our secured convertible debentures will increase if the market price of our stock declines, which will cause dilution to our existing stockholders. The closing price of our common stock on December 31, 2014 was $0.065.

(2)

Based on 26,116,134 shares of common stock outstanding as of April 9, 2015. As illustrated, the number of shares of common stock issuable upon conversion of our secured convertible debentures will increase if the market price of our stock declines, which will cause dilution to our existing stockholders. The closing price of our common stock on April 9, 2015 was $0.0021.

(3)	As adjusted by our 1:650 reverse stock split adopted on January 29, 2015.

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

THE PATENT APPLICATION MOBILETRUST® TECHNOLOGY IS PENDING AND THERE IS NO ASSURANCE THAT THIS APPLICATIONS WILL BE GRANTED. FAILURE TO OBTAIN THE PATENT FOR THE APPLICATION COULD PREVENT US FROM SECURING REVENUES IN THE FUTURE. THREE PATENT APPLICATIONS FOR THE PROTECTID® TECHNOLOGY AND THREE FOR GUARDEDID® HAVE BEEN GRANTED. ONE PATENT APPLICATION FOR THE PROTECTID® TECHNOLOGY IS PENDING.

In November 2010, we received notice that the United States Patent and Trademark Office (“USPTO”) had issued an official Notice of Allowance for the patent application for the technology relating to our ProtectID® product, titled "Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System". In January 2011, we received notice that the USPTO issued to us Patent No. 7,870,599. This “Out-of-Band” Patent went through a USPTO Re-Examination process starting on August 16, 2011 and concluded on December 27, 2011, with all of our patent claims remaining intact and eight additional patent claims being added. Since 2011, we submitted additional continuation patents on the “Out-of-Band” Patent. The keystroke encryption technology we developed and use in our GuardedID® product is protected by three patents and one continuation pending.

In January 2013, we were assigned the entire right, title and interest in the “Out-of-Band Patent” from NetLabs, with the agreement of the developer, and the assignment was recorded with the USPTO.

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

In February 2014, we received a Notice of Allowance from the USPTO for our third patent relating to our "Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System" Patent No. 7,870,599. Upon receipt of this Out-of-Band patent we filed another continuation patent.

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

In September 2014, we filed an International Patent for MobileTrust® (PCT/US20114/029905).

We completed the development of our ProtectID® platform at the end of June 2006, we completed the core development of our keyboard encryption and anti-keylogger product, GuardedID®, in December 2006 and commenced deployment of our new mobile product, MobileTrust® into the mobile stores in 2014, of which the first two are currently being sold and distributed. Our suite of products is targeted to the financial, e-commerce, corporate, government, healthcare, legal, insurance, technology and retail sectors. We seek to locate customers in a variety of ways. These primarily include contracts with value added resellers and distributors (both inside the United States and internationally), direct sales calls initiated by our internal staff, exhibitions at security and technology trade shows, through the media, through consulting agreements, and through our agent relationships. Our sales generate revenue either as an Original Equipment Manufacturer (“OEM”) model, through a Hosting/License agreement, bundled with other company’s products or through direct purchase by distributors and resellers. We price our products for cloud consumer transactions based on the number of transactions in which our software products are utilized. We also price our products for business applications based on the number of users. These pricing models provide our company with one-time, monthly, quarterly and annual recurring revenues with volume discounts. We are also generating revenues from annual maintenance contracts, renewal fees and expect, but cannot guarantee, an increase in revenues based upon the execution of various agreements that we have recently concluded and implemented during the fourth quarter of 2014, primarily in the retail and insurance sectors. To date the MobileTrust® patent application has not yet been granted. We cannot be certain that this patent will be granted nor can we be certain that other companies have not filed for patent protection for these technologies. In the event the patents were granted for the MobileTrust® technology, there is no assurance that we will be in a position to enforce the patent rights. Failure to be granted patent protection for the technology could result in greater competition or in limited payments. This could result in inadequate revenue and cause us to cease operations.

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

IF WE DO NOT ADEQUATELY PROTECT THE INTELLECTUAL PROPERTY RIGHTS, WE MAY EXPERIENCE A LOSS OF REVENUE AND OUR OPERATIONS MAY BE MATERIALLY IMPAIRED.

We rely upon confidentiality agreements signed by our employees, consultants and third parties to protect the intellectual property. These agreements generally provide that the individual must keep confidential and not disclose to other parties any confidential information developed or learned by the individual during the course of the individual’s relationship with us except in limited circumstances. These agreements generally also provide that we shall own all inventions conceived by the individual in the course of rendering services to us. These agreements may not effectively prevent disclosure of confidential information or result in the effective assignment to us of intellectual property, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information or other breaches of the agreements. In addition, others may independently discover trade secrets and proprietary information that have been licensed to us or that we own, and in such case we could not assert any trade secret rights against such party.

We cannot assure that we can adequately protect the intellectual property or successfully prosecute potential infringement of the intellectual property rights. Also, we cannot assure that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. Failure to protect the intellectual property rights would result in a loss of revenue and could adversely affect our operations and financial condition. In December 2011, we executed an exclusive agreement with a firm to defend and protect our “Out-of-Band” Patent No. 7,870,599, which now includes Patent No. 8,484,698 and 8,713,701. In January 2013, we were assigned the entire right, title and interest in the “Out-of-Band” patent by NetLabs, with approval by the developer, and the assignment was recorded with the USPTO. We are working with our patent attorneys to aggressively enforce our Out-of-Band Authentication patent rights per the terms of a retainer agreement executed in February 2013.

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

We plan to grow rapidly, which will place strains on our management team and other Company resources to both implement more sophisticated managerial, operational and financial systems, procedures and controls and to hire, train and manage the personnel necessary to implement those functions. Our staff is currently comprised of six people and we believe that in order for us to achieve our goals, it will be necessary to further expand our personnel, particularly in the area of sales, support services, technology development and client support. As we grow, we also expect to increase detailed and pertinent internal and administrative controls and procedures, require further product enhancements and customization of our existing products for specific clients, as well as enter new geographic markets. We do not presently have in place the corporate infrastructure common to larger organizations. We do not, for example, have a separate human resources department or purchasing department designed for a larger organization. Some of our key personnel do not have experience managing large numbers of personnel. Substantial expansion of our organization will require the acquisition of additional information systems and equipment, a larger physical space and formal management of human resources. It will require that we expand the number of people within our organization providing additional administrative support (or consider outsourcing) and to develop and implement additional internal controls appropriate for a larger organization. Our experience to date in managing the minimal growth of our Company has been positive, without product failures or breakdowns of internal controls.

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

AS A PUBLIC COMPANY WE ARE SUBJECT TO COMPLEX LEGAL AND ACCOUNTING REQUIREMENTS THAT WILL REQUIRE US TO INCUR SIGNIFICANT EXPENSES AND WILL EXPOSE US TO RISK OF NON-COMPLIANCE.

As a public company, we are subject to numerous legal and accounting requirements that do not apply to private companies. The cost of compliance with many of these requirements is material, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company. Failure to comply with these requirements can have numerous adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis, loss of market confidence, delisting of our securities and/or governmental or private actions against us. We cannot assure you that we will be able to comply with all of these requirements or that the cost of such compliance will not prove to be a substantial competitive disadvantage vis-à-vis privately held and larger public competitors.

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

BECAUSE WE ARE QUOTED ON THE OTCMarkets.com PINK SHEETS INSTEAD OF AN EXCHANGE OR NATIONAL QUOTATION SYSTEM, OUR INVESTORS MAY HAVE A MORE DIFFICULT TIME SELLING THEIR STOCK OR EXPERIENCE NEGATIVE VOLATILITY ON THE MARKET PRICE OF OUR STOCK.

Our common stock is traded on the OTCMarkets.com Pink Sheets. The OTCMarkets.com Pink Sheets is often highly illiquid. There is a greater chance of volatility for securities that trade on the OTCMarkets.com Pink Sheets as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. - Accordingly, for the reasons above, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

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

WE DO NOT INTEND TO PAY DIVIDENDS.

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

Special Note Regarding Forward-Looking Statementa:

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

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

ITEM 3. LEGAL PROCEEDINGS

On March 25, 2013 we filed a complaint in the United States District Court for the District of New Jersey (case no: 13-cv-01895 (SRC)(CLW)) vs. WhiteSky, Inc (an existing channel partner). We filed claims that WhiteSky effectuated multiple contract breaches, misappropriation of trade secrets, breach of Intellectual Property, and disclosure of confidential information in commencing attempts to replace our “GuardedID® Customized Desktop Product” with a third party's product since November 2012, even though the contractual agreement did not expire until May 2014. In July 2013, we filed an amended complaint based on the Court’s rulings on the motions, which required some minor adjustments and strengthening based on what we learned through early admissible discovery. In early 2014 settlement discussions commenced and the lawsuit was settled on March 9, 2015 with mutually agreed upon terms.

On March 28, 2013 we initiated patent litigation against PhoneFactor, Inc., a subsidiary of Microsoft Inc., Fiserv, Inc., and First Midwest Bancorp, Inc. in the U.S. District Court for the District of Delaware in Wilmington, for Infringement of United States Patent No. 7,870,599 (the ’599 Patent). Currently Fiserv, Inc. is released from this complaint and we have amended this complaint, in April 2014, to include our two additional Out-of-Band patents (Patent Nos.: 8,484,698 & 8,713,701). As of December 31, 2014 the case was in full discovery. As of March 2015, the Markman hearing was held and the deliberations are continuing with various discussions ongoing.

On May 22, 2013 we filed a Complaint in the U.S. District Court for the District of New Jersey seeking a declaratory judgment that (1) we do not infringe upon a patent for customer authentication technology owned by Authentify Patent Co., LLC (“Authentify”), and (2) the Authentify patent is invalid under the Patent Act. Our action was filed in response to an April 26, 2013 filing by Authentify of a patent infringement action against us in Federal district court in Seattle, Washington, claiming that we have infringed upon Authentify’s patent, U.S. Patent No. 6,934,858. As of March 2015, the New Jersey complaint has been dropped and the Washington complaint was settled. Per the terms of the settlement, both parties have agreed to execute waivers that guarantee no further legal action against each other relating to this matter.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(A) MARKET INFORMATION

Our Small Business registration statement on Form SB-2 was declared effective by the SEC in August 2005 and our shares were approved for listing on the OTC Bulletin Board by the Financial Industry Regulatory Authority (FINRA in December 2005. Prior to December 2005, there was no public market for the common stock. Our common stock is currently quoted on the OTC Electronic Bulletin Board maintained by OTCMarkets.com under the symbol “SFOR.PK”. It has been traded in the over-the-counter market on a limited basis. The following sets forth high and low bid price quotations for each calendar quarter during the last fiscal years that trading occurred or quotations were available, as adjusted by our 1:650 reverse stock split. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended:	Low:	High:
March 31, 2013	$5,850.00	$9,652.50
June 30, 2013	$1,170.00	$1,657.50
September 30, 2013	$682.50	$975.00
December 31, 2013	$97.50	$195.00
March 31, 2014	$91.00	$117.00
June 30, 2014	$21.45	$35.75
September 30, 2014	$1.69	$2.21
December 31, 2014	$0.0065	$1.30

The closing bid price for our shares of common stock on April 9, 2015 was $0.0021.

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

(B) HOLDERS

As of April 9, 2015, there were approximately 454 holders of the common stock on record with our transfer agent (several holders of record are brokerage firms often through CEDE & Co., which handle accounts for individual investors).

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

(D) RECENT ISSUANCES OF UNREGISTERED SECURITIES

In October 2014, we issued 98,867 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that converted $30,000 of a convertible note, and $2,114 of accrued interest, dated March 24, 2014, and $5,000 of a convertible back-end note, that tacks back to March 24, 2014, into shares of our common stock. The conversion prices ranged from $0.2639 per share to $0.7917 per share, as adjusted by our 1:650 reverse stock split.

In October 2014, we issued 49,528 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that converted $22,845 of a convertible note, and $2,120 of accrued interest, dated March 11, 2014, into shares of our common stock. The conversion prices ranged from $0.286 per share to $1.04 per share, as adjusted by our 1:650 reverse stock split.

In October 2014, we issued 85,539 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that converted $32,112 of a convertible note, dated March 26, 2014, into shares of our common stock. The conversion prices ranged from $0.273 per share to $5.85 per share, as adjusted by our 1:650 reverse stock split.

In October 2014, we issued 16,064 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that converted $4,490 of a convertible note, dated April 8, 2014, into shares of our common stock. The conversion price was $0.2795 per share, as adjusted by our 1:650 reverse stock split.

In October 2014, we issued 40,229 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that converted $10,000 of a convertible note, and $616 of accrued interest, dated March 14, 2014, into shares of our common stock. The conversion price was $0.2639 per share, as adjusted by our 1:650 reverse stock split.

In October 2014, we issued 51,366 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that converted $18,990 of a convertible note, and $91 of accrued interest, originally issued to a non-related third party on September 23, 2006, and sold to the investor firm with no additional consideration to the Company on October 1, 2014, into shares of our common stock. The conversion prices ranged from $0.2639 per share to $0.7917 per share, as adjusted by our 1:650 reverse stock split.

In October 2014, we issued 80,001 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that converted $24,720 of a convertible note, dated April 1, 2014, into shares of our common stock. The conversion prices ranged from $0.273 per share to $0.585 per share, as adjusted by our 1:650 reverse stock split.

In October 2014, we issued 37,303 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that converted $14,151 of a convertible note, originally issued to a non-related third party on January 23, 2009, and sold to the investor firm with no additional consideration to the Company on April 23, 2014, into shares of our common stock. The conversion prices ranged from $0.2639 per share to $0.5655 per share, as adjusted by our 1:650 reverse stock split.

In October 2014, the Company, in connection with a convertible promissory note executed April 29, 2014 with an unrelated party in the amount of $26,250 that bears interest at 12% per annum with principal due April 29, 2015, issued common stock purchase warrants exercisable in the aggregate into 611 shares of the Company’s common stock, as adjusted by our 1:650 reverse stock split, to the unrelated party at an exercise price of $21.49 per share, as adjusted by our 1:650 reverse stock split. The common stock purchase warrants are exercisable for a period of five years from issuance. The original common stock purchase warrant share issuance was 45 warrant shares, as adjusted by our 1:650 reverse stock split, and was increased to 611 warrant shares, as adjusted by our 1:650 reverse stock split, at December 31, 2014, per the terms of the reset feature in the warrant agreement.

In October 2014, the Company executed a convertible promissory note with an unrelated party in the amount of $26,250. The note bears interest at 12% per annum with principal due October 17, 2015. In connection with the convertible promissory note, the Company issued common stock purchase warrants exercisable in the aggregate into 45 shares of the Company’s common stock, as adjusted by our 1:650 reverse stock split, to the unrelated party, as adjusted by our 1:650 reverse stock split. The common stock purchase warrants are exercisable for a period of five years from issuance. The original common stock purchase warrant share issuance was 45 warrant shares, as adjusted by our 1:650 reverse stock split, and was increased to 28,320 warrant shares, as adjusted by our 1:650 reverse stock split, at December 31, 2014, per the terms of the reset feature in the warrant agreement.

In October 2014, we issued 37,566 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that exercised 61 warrant shares, as adjusted by our 1:650 reverse stock split, of a common stock purchase warrant agreement, dated October 18, 2013, into shares of our common stock. The exercise price was $1.05 per share, as adjusted by our 1:650 reverse stock split.

In November 2014, we issued 189,529 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that converted $14,865 of a March 24, 2014 convertible back-end note into shares of our common stock. The conversion prices ranged from $0.0075 per share to $0.1131 per share, as adjusted by our 1:650 reverse stock split.

In November 2014, we issued 61,282 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that converted $1,259 of a convertible note dated May 21, 2014, and $1,131 of accrued interest, into shares of our common stock. The conversion price was $0.039 per share, as adjusted by our 1:650 reverse stock split.

In November 2014, we issued 135,538 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that converted $9,702 of a convertible note, dated March 26, 2014, into shares of our common stock. The conversion prices ranged from $0.039 per share to $0.117 per share, as adjusted by our 1:650 reverse stock split.

In November 2014, we issued 93,755 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that converted $11,175 of a convertible note, dated April 8, 2014, into shares of our common stock. The conversion prices ranged from $0.078 per share to $0.2145 per share, as adjusted by our 1:650 reverse stock split.

In November 2014, we issued 84,960 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that converted $3,000 of a convertible note dated March 14, 2014, and $203 of accrued interest, into shares of our common stock. The conversion price was $0.0377 per share, as adjusted by our 1:650 reverse stock split.

In November 2014, we issued 62,570 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that converted $7,000 of a convertible note, and $77 of accrued interest, originally issued to a non-related third party on September 23, 2006, and sold to the investor firm with no additional consideration to the Company on October 1, 2014, into shares of our common stock. The conversion price was $0.1131 per share, as adjusted by our 1:650 reverse stock split.

In November 2014, we issued 158,461 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that converted $12,500 of a convertible note, dated April 1, 2014, into shares of our common stock. The conversion prices ranged from $0.065 per share to $0.0975 per share, as adjusted by our 1:650 reverse stock split.

In November 2014, we issued 19,034 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that converted $1,435 of a convertible note, originally issued to a non-related third party on January 23, 2009, and sold to the investor firm with no additional consideration to the Company on April 23, 2014, into shares of our common stock. The conversion price was $0.0754 per share, as adjusted by our 1:650 reverse stock split.

In November 2014, we issued 122,432 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that exercised 39 common stock purchase warrant shares, as adjusted by our 1:650 reverse stock split, of a common stock purchase warrant agreement, dated October 18, 2013, into shares of our common stock. The exercise prices ranged from $0.03 per share to $1.05 per share, as adjusted by our 1:650 reverse stock split.

In December 2014, we issued 97,980 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that converted $3,450 of a convertible note dated March 14, 2014, and $244 of accrued interest, into shares of our common stock. The conversion price was $0.0377 per share, as adjusted by our 1:650 reverse stock split.

In December 2014, we issued 104,615 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that converted $3,944 of a convertible note dated March 24, 2014, into shares of our common stock. The conversion price was $0.0377 per share, as adjusted by our 1:650 reverse stock split.

In December 2014, we issued 79,487 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that converted $3,054 of a convertible note, and $46 of accrued interest, dated May 21, 2014, into shares of our common stock. The conversion price was $0.039 per share, as adjusted by our 1:650 reverse stock split.

In December 2014, we issued 93,692 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that converted $3,654 of a convertible note, dated March 26, 2014, into shares of our common stock. The conversion price was $0.039 per share, as adjusted by our 1:650 reverse stock split.

In December 2014, we issued 92,142 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that converted $3,474 of a convertible note, dated May 25, 2014, into shares of our common stock. The conversion price was $0.0377 per share, as adjusted by our 1:650 reverse stock split.

In December 2014, we issued 113,617 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that converted $8,400 of a convertible note, and $167 of accrued interest, originally issued to a non-related third party on September 23, 2006, and sold to the investor firm with no additional consideration to the Company on October 1, 2014, into shares of our common stock. The conversion price was $0.0377 per share, as adjusted by our 1:650 reverse stock split.

In December 2014, per the terms of the reset feature in a common stock purchase warrant agreement issued to an unrelated party in October 2013,we increased the number of warrant shares issued from 94 shares, as adjusted by our 1:650 reverse stock split, to 1,173 shares, as adjusted by our 1:650 reverse stock split. The common stock purchase warrants are exercisable for a period of five years from issuance. After warrant exercise notices processed as of December 31, 2014, there are 1,063 warrant shares, as adjusted by our 1:650 reverse stock split, outstanding in relation to the warrant agreement.

In December 2014, we issued 163,305 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that exercised 10 warrant shares, as adjusted by our 1:650 reverse stock split, of a common stock purchase warrant agreement, dated October 18, 2013, into shares of our common stock. The exercise price was $0.03 per share, as adjusted by our 1:650 reverse stock split.

In December 2014, we issued a total of 12 shares of restricted common stock, as adjusted by our 1:650 reverse stock split, valued at $0.75, relating to a December 2009 retainer agreement with an attorney.

All of the above offerings and sales, except the afore-mentioned shares issued pursuant to a conversion of convertible notes, were made in reliance upon the exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933 and/or Section 4(2) of the Securities Act of 1933, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933 and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) where applicable, the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act of 1933, and agreed to transfer such securities only in a transaction registered under the Securities Act of 1933 or exempt from registration under the Securities Act; and (e) where applicable, a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act of 1933 or transferred in a transaction exempt from registration under the Securities Act of 1933.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

The following information has been summarized from financial information included elsewhere and should be read in conjunction with such financial statements and notes thereto.

Summary of Statements of Operations of StrikeForce

Statement of Operations Data:

	For the Years Ended December 31,
	2014	2013

Revenues	$324,807	$434,657
Cost of Sales	(9,658)	(16,967)
Operating and Other Expenses	(3,665,379)	(2,828,616)

Net Loss	$(3,350,230)	$(2,410,926)

Balance Sheet Data:

	December 31,
	2014	2013

Current Assets	$70,424	$78,300
Total Assets	104,095	115,492
Current Liabilities	12,205,751	11,059,393
Non Current Liabilities	97,404	70,001
Total Liabilities	12,303,155	11,129,394
Working Capital (Deficit)	(12,135,327)	(10,981,093)
Shareholders'Equity (Deficit)	$(12,199,060)	$(11,013,902)

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

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

Our MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of our business conditions, results of operations, liquidity and capital resources and contractual obligations. We did not have any off balance sheet arrangements as of December 31, 2013 or 2014.

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

We generated all of our revenues of $324,807 for the year ended December 31, 2014, compared to $434,657 for the year ended December 31, 2013, from the sales of our security software products.

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

Results of Operations

FOR THE YEAR ENDED DECEMBER 31, 2014 COMPARED TO THE YEAR ENDED DECEMBER 31, 2013

Revenues for the year ended December 31, 2014 were $324,807 compared to $434,657 for the year ended December 31, 2013, a decrease of $109,850 or 25.2%. The decrease in revenues was primarily due to the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology relating to our initiated litigation with one of our channel partners, WhiteSky, Inc. ("WhiteSky"), as well as delays in realizing revenues from some of our new distributor’s clients, and in delayed rollout of our new mobile security technologies. We have opportunities, through our sales channels, including current pilots, that we expect, but cannot guarantee will increase revenues in fiscal 2015. We anticipate revenues will increase during the second half 2015 as we rollout MobileTrust®, and GuardedID® Mac enterprise edition by mid-2015. The lawsuit with WhiteSky was settled on March 9, 2015 with mutually agreed upon terms.

Revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign on fees, and recurring transaction revenues. Hardware sales for the year ended December 31, 2014 were $6,431 compared to $8,624 for the year ended December 31, 2013, a decrease of $2,193. The decrease in hardware revenues was primarily due to the decrease in our sales of our one-time-password token key-fobs. Software, services and maintenance sales for the year ended December 31, 2014 were $318,376 compared to $426,033 for the year ended December 31, 2013, a decrease of $107,657. The decrease in software, services and maintenance revenues was primarily due to the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology relating to our initiated litigation with WhiteSky, which was settled on March 9, 2015 with mutually agreed upon terms.

Cost of revenues for the year ended December 31, 2014 was $9,658 compared to $16,967 for the year ended December 31, 2013, a decrease of $7,309, or 43.0%. The decrease resulted primarily from the decrease in processing fees relating to our ProtectID® product and due to the decrease in our sales of our one-time-password token key-fobs. Cost of revenues as a percentage of total revenues for the year ended December 31, 2014 was 2.9% compared to 3.9% for the year ended December 31, 2013. The decrease resulted primarily from the decrease in our cost of revenues.

Gross profit for the year ended December 31, 2014 was $315,149 compared to $417,690 for the year ended December 31, 2013, a decrease of $102,541, or 24.5%. The decrease in gross profit was primarily due to the decrease in the sales of our GuardedID® keyboard encryption (anti-keylogger) technology relating to our initiated litigation with WhiteSky, which was settled on March 9, 2015 with mutually agreed upon terms.

Research and development expenses for the year ended December 31, 2014 were $287,646 compared to $340,600 for the year ended December 31, 2013, a decrease of $52,954, or 15.5%. The decrease in research and development expenses was primarily due to the elimination of one staff member through attrition. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative (“SGA”) expenses for the year ended December 31, 2014 were $1,294,882 compared to $1,310,594 for the year ended December 31, 2013, a decrease of $15,712 or 1.1%. The decrease was due primarily to the decrease in professional fees we expensed in 2014. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other expense for the year ended December 31, 2014 was $2,082,851 as compared to $1,177,422 for the year ended December 31, 2013, representing an increase in other expense of $905,429, or 76.8%. The increase was primarily due to an increase in changes in fair value of derivative liabilities and an increase in interest expense.

Our net loss for the year ended December 31, 2014 was $3,350,230 compared to a net loss of $2,410,926 for the year ended December 31, 2013, an increase of $939,304, or 38.9%. The increase in our net loss was due primarily to the decrease in our total revenues and the increase in other expenses caused by increases in the change in fair value of derivative liabilities and in interest expense.

Liquidity and Capital Resources

Our total current assets at December 31, 2014 were $70,424, which included cash of $13,129, as compared with $78,300 in total current assets at December 31, 2013, which included cash of $7,559. Additionally, we had a stockholders’ deficit in the amount of $12,199,060 at December 31, 2014 compared to a stockholders’ deficit of $11,013,902 at December 31, 2013. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. The liabilities include a computed liability for the fair value of derivatives of $1,415,402, which will only be realized on the conversion of the derivatives, or settlement of the debentures.

We financed our operations during the year ended December 31, 2014 primarily through the issuance of debt in the aggregate amount of $951,500, through recurring revenues from our ProtectID® and GuardedID® technologies in the aggregate amount of $313,288, and through the sales of our shares of Series B Preferred Stock in the aggregate amount of $213,000. Management anticipates that we will continue to rely on equity and debt financing, at least for 2015 and early 2016, to finance our operations. While management believes that there will be a substantial percentage of our sales generated from our GuardedID® and new mobile products and there are an increasing number of customers for our patented ProtectID® product, we will continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market continues to grow, with increasing marketing efforts, management believes, but cannot guarantee, we will continue to attain greater numbers of customers and the concentrations could decrease over time and we project, but cannot guarantee, to be cash flow positive by the end of 2015. Until this is accomplished, management will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing commitments of expenditures and until our sales revenue can provide greater liquidity.

Our number of common shares outstanding increased from 3,566 shares at the year ended December 31, 2013 to 2,453,522 at the year ended December 31, 2014, as adjusted by our 1:650 reverse stock split, an increase of 68,703%. The increase in the number of common shares outstanding was due to common shares issued related to the issuance, conversion and settlement of debt, the exercise of warrant agreements, or equity financing and consulting obligations, which, consequently, helped to reduce our outstanding debentures.

Our number of shares of Series B Preferred Stock issued and outstanding increased from 0 shares at the year ended December 31, 2013 to 142,004 at the year ended December 31, 2014. The increase in the number of shares of Series B Preferred Stock issued and outstanding was due to the sale of shares of Series B Preferred Stock, through subscription agreements, related to equity financing.

We have historically incurred losses and we anticipate, but cannot guarantee, that we will not generate any significant revenues until mid-2015. Our operations presently require funding of approximately $110,000 per month. Management believes, but cannot provide assurances, that we will be cash flow positive by the end of 2015, based on recently executed and announced contracts and potential contracts that we anticipate closing throughout 2015 in the financial industry, technology, insurance, enterprise, healthcare, government, legal, and consumer sectors in the United States, Latin America, Europe, Africa and the Pacific Rim. There can be no assurance, however, that the sales anticipated will materialize or that we will achieve the profitability we have forecasted. Management also recognizes the consequences of the current world economic developments and the possible volatile effect on currency rates resulting from revenues derived from foreign markets.

Changes in Authorized Shares

In February 2014, a 1:1,500 reverse stock split of our issued and outstanding shares of common stock was ratified, effective upon the filing of an amendment to our Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in March 2014.

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the 1:1,500 reverse stock split adopted in March 2014 and subsequent reverse stock splits.

In February 2014, a decrease of the authorized shares of our common stock from six billion seven hundred fifty million (6,750,000,000) to one billion, five hundred million (1,500,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to our Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in March 2014.

In December 2014, an increase of the authorized shares of our common stock from one billion, five hundred million (1,500,000,000) to nine billion (9,000,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to our Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in December 2014.

In December 2014, a 1:650 reverse stock split of our issued and outstanding shares of common stock was ratified, effective upon the filing of an amendment to our Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in January 2015.

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the 1:650 reverse stock split adopted in January 2015.

In December 2014, a decrease of the authorized shares of our common stock from nine billion (9,000,000,000) to three billion (3,000,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to our Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in January 2015.

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

In February 2014, our Board of Directors amended the initial price for the Series B Preferred Stock from $2.50 to $1.50 per share. Our Board of Directors also amended the conversion feature of the Series B Preferred Stock, to convertible common shares $0.0001 par value, to convert at a 40% market discount to current market value at the time we receive a conversion request. Current market value is defined as the average of the immediately prior five trading day's closing prices. Additionally, when Series B Preferred Stock shares convert to our common stock, the minimum price discount floor level is set at $0.005, as decided by our Board of Directors. As of December 31, 2014, there were 142,004 shares of Series B Preferred Stock issued and outstanding.

All of the above offerings and sales, except the afore-mentioned shares issued pursuant to a conversion of convertible notes, were made in reliance upon the exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933 and/or Section 4(2) of the Securities Act of 1933, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933 and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) where applicable, the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act of 1933, and agreed to transfer such securities only in a transaction registered under the Securities Act of 1933 or exempt from registration under the Securities Act; and (e) where applicable, a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act of 1933 or transferred in a transaction exempt from registration under the Securities Act of 1933.

SUMMARY OF OUR OUTSTANDING DART SECURED CONVERTIBLE DEBENTURES

At December 31, 2014, $542,588 in aggregate principal amount of the DART Limited ("DART"), custodian for Citco Global Custody NV (“Citco Global”) as of July 2012, debentures, as assigned by YA Global and Highgate in April 2009, were issued and outstanding.

During the year ended December 31, 2014, DART had no conversions.

The DART secured convertible debentures are fully matured. We have been in contact with the note holder who has indicated that it has no present intention of exercising its right to convert the debentures into restricted shares of our common stock. The note holder has advised us that it currently is willing to wait until it receives a buyout offer from us.

SUMMARY OF FUNDED DEBT TRANSACTIONS IN 2014

During the year ended December 31, 2014, we issued unsecured convertible notes in an aggregate total of $901,500 to nine unrelated parties pursuant to the terms and conditions of term sheets executed with investor firms at various times during the first and second quarters of 2014. Additionally, during the year ended December 31, 2014, we settled and transferred $145,000 of unsecured note balances, plus accrued interest of $114,919, to three unrelated parties in the form of seven convertible notes for $266,151. Additionally, during the year ended December 31, 2014, we settled and transferred $130,000 of unsecured convertible note balances, plus accrued interest of $4,000, to three unrelated parties in the form of three convertible notes for $134,000. Additionally, during the year ended December 31, 2014, twelve investor firms converted $936,184 of convertible notes, $28,190 of accrued interest and $6,159 in legal fees, into 2,126,594 shares of our common stock, as adjusted by our 1:650 reverse stock split, pursuant to an exemption provided under Rule 144 of the Securities Act of 1933. The conversion prices ranged from $0.0075 per share to $72.28 per share, as adjusted by our 1:650 reverse stock split.

During the year ended December 31, 2014, we issued an unsecured note in an aggregate total of $50,000 to one unrelated party.

Summary of Funded Debt

As of December 31, 2014, our company’s open unsecured promissory note balance was $1,897,500, listed as follows:

•	$50,000 to an unrelated individual – current term portion
•	$210,000 to an unrelated company - current portion
•	$1,500,000 to twenty unrelated individuals through term sheet with the StrikeForce Investor Group – current portion
•	$137,500 to an unrelated company - current portion

As of December 31, 2014, our company’s open unsecured related party promissory note balances were $722,638, listed as follows:

•	$722,638 to our CEO – current portion

As of December 31, 2014, our company’s open convertible secured note balances were $542,588, listed as follows:

•	$542,588 to DART (custodian for Citco Global and as assigned in 04/09 by YA Global and Highgate House Funds, Ltd.)

As of December 31, 2014, our company’s open convertible note balances were $1,039,519, net of discount on convertible notes of $866,161, listed as follows (month/year):

•	$235,000 to an unrelated company (03/05 unsecured debenture) - current portion
•	$7,000 to an unrelated company (06/05 unsecured debenture) – current portion
•	$10,000 to an unrelated individual (06/05 unsecured debenture) - current portion
•	$40,000 to three unrelated individuals (07/05 unsecured debentures) - current portion
•	$5,000 to an unrelated individual (09/05 unsecured debenture) – current portion
•	$10,000 to an unrelated individual (12/05 unsecured debenture) – current portion
•	$30,000 to an unrelated individual (06/06 unsecured debenture) – current portion
•	$70,000 to an unrelated individual (09/06 unsecured debenture) – current portion
•	$3,512 to an unrelated individual (02/07 unsecured debenture) – current portion
•	$100,000 to an unrelated individual (05/07 unsecured debenture) – current portion
•	$100,000 to an unrelated individual (06/07 unsecured debentures) – current portion
•	$100,000 to an unrelated individual (07/07 unsecured debenture) – current portion
•	$120,000 to three unrelated individuals (08/07 unsecured debentures) – current portion
•	$50,000 to two unrelated individuals (12/09 unsecured debentures) - current portion
•	$30,000 to an unrelated company (03/10 unsecured debenture) – current portion
•	$103,387 to an unrelated company (01/12 unsecured debentures) - current portion
•	$75,000 to an unrelated company (03/12 unsecured debenture) - current portion
•	$36,500 to an unrelated company (11/13 unsecured debenture) - current portion
•	$50,000 to an unrelated company (12/13 unsecured debenture) - current portion
•	$40,000 to an unrelated company (12/13 unsecured debenture) – current portion
•	$97,404 to an unrelated company (03/14 unsecured debenture) – long term portion
•	$12,050 to an unrelated company (03/14 unsecured debenture) - current portion
•	$26,250 to an unrelated company (04/14 unsecured debenture) - current portion
•	$22,697 to an unrelated company (04/14 unsecured debenture) - current portion
•	$12,780 to an unrelated company (04/14 unsecured debenture) - current portion
•	$37,335 to an unrelated company (04/14 unsecured debenture) - current portion
•	$28,750 to an unrelated company (05/14 unsecured debenture) - current portion
•	$23,438 to an unrelated company (05/14 unsecured debenture) - current portion
•	$32,500 to an unrelated company (05/14 unsecured debenture) - current portion

•	$96,526 to an unrelated company (05/14 unsecured debenture) - current portion
•	$60,000 to an unrelated company (06/14 unsecured debenture) - current portion
•	$42,000 to an unrelated company (07/14 unsecured debenture) - current portion
•	$34,500 to an unrelated company (08/14 unsecured debenture) - current portion
•	$13,191 to an unrelated company (09/14 unsecured debenture) - current portion
•	$27,750 to an unrelated company (10/14 unsecured debenture) - current portion
•	$26,250 to an unrelated company (10/14 unsecured debenture) - current portion
•	$78,750 to an unrelated company (10/14 unsecured debenture) - current portion
•	$18,110 to an unrelated company (10/14 unsecured debenture) - current portion

As of December 31, 2014, our company’s open convertible note balances - related parties were $355,500, listed as follows:

•	$268,000 to our CEO – current portion
•	$57,500 to our VP of Technical Services – current portion
•	$30,000 to a relative of our CTO & one of our Software Developers – current portion

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

However, the terms of the convertible secured debentures issued to certain of the existing stockholders require that we obtain the consent of such stockholders prior to our entering into subsequent financing arrangements. No assurance can be given that we will be able to obtain additional financing on terms that are favorable to us or that the holders of the secured debentures will provide their consent to permit us to enter into subsequent financing arrangements.

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

We have elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The accompanying audited financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying audited financial statements, we had a working capital deficiency of $12,135,327 and deficit in stockholders’ equity of $12,199,060 at December 31, 2014, and a net loss of $3,350,230 and net cash used in operating activities of $1,153,413 for the year ended December 31, 2014. These factors raise substantial doubt about our ability to continue as a going concern.

Currently, management is attempting to increase revenues. In principle, we are focusing on domestic and international channel sales, where we are primarily selling through our well-developed sales channel including Distributors, Value Added Resellers, Strategic Partners and Original Equipment Manufacturers. While we believe in the viability of our strategy to increase revenues and in our ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to continually increase our customer base and realize increased revenues from recently signed contracts.

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. Our critical accounting estimates and assumptions affecting the financial statements were:

(i)

Assumption as a going concern: Management assumes that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)

Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. We evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.

(iii)

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

(iv)

Valuation allowance for deferred tax assets: Management assumes that the realization of our net deferred tax assets resulting from our net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) we have incurred recurring losses, (b) general economic conditions, and (c) our ability to raise additional funds to support our daily operations by way of a public or private offering, among other factors.

(v)

Estimates and assumptions used in valuation of derivative liabilities and equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of our common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value derivative liabilities, share options and similar instruments.

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

Our notes payable, convertible notes payable, convertible secured notes payable, and capital leases payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to us for similar financial arrangements at December 31, 2014 and 2013.

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

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities – Derivative Financial Instruments

We use Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalue our derivative liability at the end of every reporting period and recognize gains or losses in the Statements of Operations that are attributable to the change in the fair value of the derivative liability.

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

Website Development Costs

We have adopted Subtopic 350-50 of the FASB Accounting Standards Codification for website development costs. Under the requirements of Sections 350-50-15 and 350-50-25, we capitalize costs incurred to develop a website as website development costs, which are amortized on a straight-line basis over the estimated useful life of three (3) years. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Discount on Debt

We allocate the proceeds received from convertible debt instruments between the liability component and equity component, and record the conversion feature as a liability in accordance with subtopic 470-20 of the FASB Accounting Standards Codification (“Subtopic 470-20”). The conversion feature and certain other features that are considered embedded derivative instruments, such as a conversion reset provision, a penalty provision and redemption option, have been recorded at their fair value as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown in the Statement of Operations. We have also recorded the resulting discount on debt related to the warrants and conversion feature and amortize the discount using the effective interest rate method over the life of the debt instruments.

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

Derivative Liability

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

We mark to market the fair value of the remaining embedded derivative warrants at each balance sheet date and record the change in the fair value of the remaining embedded derivative warrants as other income or expense in the consolidated statements of operations and comprehensive income (loss).

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

Pursuant to Section 850-10-20 the related parties include a. our affiliates (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. our principal owners; e. our management; f. other parties with which we may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of our products and services:

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

Fixed Price Service Contracts

Revenue from fixed price service contracts is recognized over the term of the contract based on the percentage of services that are provided during the period compared with the total estimated services to be provided over the entire contract. Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent. Revenue from maintenance is recognized over the contractual period or as the services are performed. Revenue in excess of billings on service contracts is recorded as unbilled receivables and is included in trade accounts receivable. Applicable billings in excess of revenue that is recognized on service contracts are recorded as deferred income until the aforementioned revenue recognition criteria are met. There were no revenues from fixed price long-term contracts.

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

41

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

StrikeForce Technologies, Inc.

December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

StrikeForce Technologies, Inc.

We have audited the accompanying balance sheets of StrikeForce Technologies, Inc. (the "Company") as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the Unites States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had an accumulated deficit at December 31, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li and Company, PC

Li and Company, PC

Skillman, New Jersey

April 15, 2015

STRIKEFORCE TECHNOLOGIES, INC.
BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS
Current Assets:
Cash	$13,129	$7,559
Accounts receivable	38,507	39,454
Prepayments and other current assets	18,788	31,287

Total current assets	70,424	78,300

Property and equipment, net	5,522	3,989
Patents, net	17,965	20,019
Website development costs, net	1,500	4,500
Security deposit	8,684	8,684

Total Assets	$104,095	$115,492

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Current maturities of convertible notes payable, net	$942,115	$1,070,467
Convertible notes payable - related parties	355,500	355,500
Current maturities of notes payable, net	1,897,500	1,992,500
Notes payable - related parties	722,638	722,638
Accounts payable	1,376,300	1,237,165
Accrued expenses	4,683,306	4,350,477
Derivative liabilities	1,415,402	519,433
Convertible secured notes payable	542,588	542,588
Capital leases payable	5,532	5,532
Payroll taxes payable	53,901	53,901
Garnishment withheld	1,777	-
Due to factor	209,192	209,192

Total current liabilities	12,165,751	11,059,393

Non-current Liabilities:
Common stock to be issued	-	1
Convertible notes payable, net of current maturities	97,404	70,000

Total non-current liabilities	97,404	70,001

Total Liabilities	12,303,155	11,129,394

Commitments and contingencies

Stockholders' Deficit
Series A Preferred stock, no par value; 100 shares authorized;
3 shares issued and outstanding	987,000	987,000
Series B Preferred stock par value $0.10: 100,000,000 shares authorized;
142,004 and 0 shares issued and outstanding, respectively	14,200	-
Preferred stock series not designated par value $0.10: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.0001: 3,000,000,000 shares authorized;
2,453,522 and 3,566 shares issued and outstanding, respectively	246	1
Additional paid-in capital	22,249,637	20,099,010
Accumulated deficit	(35,450,143)	(32,099,913)

Total Stockholders' Deficit	(12,199,060)	(11,013,902)

Total Liabilities and Stockholders' Deficit	$104,095	$115,492

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS

	For the Year Ended Ended
	December 31, 2014	December 31, 2013

Revenue	$324,807	$434,657

Cost of revenue	9,658	16,967

Gross margin	315,149	417,690

Operating expenses:
Compensation	331,193	354,384
Professional fees	680,673	710,526
Selling, general and administrative expenses	283,016	245,684
Research and development	287,646	340,600

Total operating expenses	1,582,528	1,651,194

Loss from operations	(1,267,379)	(1,233,504)

Other (income) expense:
Interest and financing expense	1,649,813	1,520,195
Change in fair value of derivative liabilities	432,960	(312,995)
Forgiveness of debt	-	(29,778)

Other (income) expense, net	2,082,773	1,177,422

Income tax provision	78	-

Net loss	$(3,350,230)	$(2,410,926)

Net loss per common share - basic and diluted	$(11.03)	$(2,394.17)

Weighted average common shares outstanding - basic and diluted	303,671	1,007

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF CHANGE IN STOCKOLDERS' DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2013

	Series A Preferred stock,		Common stock par value		Additional		Total
	no par value		$0.0001		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2012	3	$987,000	372	$-	$18,217,607	$(29,688,987)	$(10,484,380)

Issuance of shares of common stock for consulting services			1	-	3,859		3,859

Issuance of shares of common stock for conversions of convertible notes payable
			3,193	1	1,784,852		1,784,853

Issuance of warrants for consulting services					525		525

Issuance of warrants in connection with notes payable to the lender					64,167		64,167

Issuance of stock options for employee services					10,000		10,000

Issuance of stock options for patent					18,000		18,000

Net loss						(2,410,926)	(2,410,926)

Balance at December 31, 2013	3	$987,000	3,566	$1	$20,099,010	$(32,099,913)	$(11,013,902)

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF CHANGE IN STOCKOLDERS' DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2014

	Series A Preferred stock,		Series B Preferred stock,		Common stock,		Additional		Total
	no par value		par value $0.10		par value $0.0001		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2013	3	$987,000	-	$-	3,566	$1	$20,099,010	$(32,099,913)	$(11,013,902)

Sale of shares of series B preferred stock	-	-	142,004	14,200	-	-	198,800		213,000

Preferred stock discount due to convertible features	-	-	-	-	-	-	(14,830)	-	(14,830)

Issuance of shares of common stock and warrants for consulting services	-	-	-	-	63	1	1,468	-	1,469

Issuance of shares of common stock for conversions of convertible notes payable	-	-	-	-	2,126,590	212	657,882	-	658,094

Issuance of common shares in connection with the exercise of warrants					323,303	32	8,489		8,521

Reclassification of derivative liabilities due to conversion of convertible notes	-	-	-	-	-	-	1,298,818	-	1,298,818

Net loss	-	-	-	-	-	-	-	(3,350,230)	(3,350,230)

Balance at December 31, 2014	3	$987,000	142,004	$14,200	2,453,522	$246	$22,249,637	$(35,450,143)	$(12,199,060)

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31, 2014	December 31, 2013

Cash flows from operating activities:
Net loss	$(3,350,230)	$(2,410,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,038	9,675
Amortization of discount on notes payable	1,126,800	924,470
Forgiveness of debt	-	(30,174)
Change in fair value of derivative financial instruments	432,960	(312,995)
Issuance of stock options for employee services	-	10,000
Issuance of common stock and warrants for consulting services	1,469	4,384
Warrants issued in connection with convertible note payable	-	64,167
Changes in operating assets and liabilities:
Accounts receivable	947	103,836
Prepaid expenses	12,499	(21,340)
Accounts payable	139,135	373,461
Accrued expenses	472,193	483,313
Garnishment withheld	1,777	-
Common stock to be issued	(1)	(18)
Net cash used in operating activities	(1,153,413)	(802,147)

Cash flows from investing activities:
Purchases of property and equipment	(5,517)	(1,499)

Net cash used in investing activities	(5,517)	(1,499)

Cash flows from financing activities:
Proceeds from sale of series B preferred stock	213,000	-
Repayment of notes payable	-	(7,824)
Proceeds from convertible notes payable	901,500	689,250
Repayment of convertible notes payable	-	(3,500)
Proceeds from notes payable	50,000	-

Net cash provided by financing activities	1,164,500	677,926

Net change in cash	5,570	(125,720)

Cash at beginning of the year	7,559	133,279

Cash at end of the year	$13,129	$7,559

Supplemental disclosure of cash flow information:
Interest paid	$78	$-
Income tax paid	$-	$-

Non-cash investing and financing activities:
Common shares issued for conversion of debt and accrued interest	$658,094	$950,107
Common shares issued for exercise of warrants	$8,521	$-
Preferred stock discount due to convertible feature	$(14,830)	$-
Debt discount due to convertible feature	$1,761,827	$-
Reclassification of derivative liability to equity	$1,298,818	$-
Issuance of stock options for patent	$-	$18,000
Issuance of common stock for common stock to be issued	$(1)	$19

See accompanying notes to the financial statements.

StrikeForce Technologies, Inc.

December 31, 2014 and 2013

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

(i)

Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)

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

(iii)

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

(iv)

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

(v)

Estimates and assumptions used in valuation of derivative liabilities and equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value derivative liabilities, share options and similar instruments.

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

The Company’s notes payable, convertible notes payable, convertible secured notes payable, and capital leases payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2014 and 2013.

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

Accounts Receivable and Allowance for Doubtful Accounts

Pursuant to FASB ASC paragraph 310-10-35-47 trade receivables that management has the intent and ability to hold for the foreseeable future shall be reported in the balance sheet at outstanding principal adjusted for any charge-offs and the allowance for doubtful accounts. The Company follows FASB ASC paragraphs 310-10-35-7 through 310-10-35-10 to estimate the allowance for doubtful accounts. Pursuant to FASB ASC paragraph 310-10-35-9 Losses from uncollectible receivables shall be accrued when both of the following conditions are met: (a) Information available before the financial statements are issued or are available to be issued (as discussed in Section 855-10-25) indicates that it is probable that an asset has been impaired at the date of the financial statements, and (b) The amount of the loss can be reasonably estimated. Those conditions may be considered in relation to individual receivables or in relation to groups of similar types of receivables. If the conditions are met, accrual shall be made even though the particular receivables that are uncollectible may not be identifiable. The Company reviews individually each trade receivable for collectability and performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay. Bad debt expense is included in general and administrative expenses, if any.

Pursuant to FASB ASC paragraph 310-10-35-41 Credit losses for trade receivables (uncollectible trade receivables), which may be for all or part of a particular trade receivable, shall be deducted from the allowance. The related trade receivable balance shall be charged off in the period in which the trade receivables are deemed uncollectible. Recoveries of trade receivables previously charged off shall be recorded when received. The Company charges off its trade account receivables against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

There was no allowance for doubtful accounts at December 31, 2014 or 2013.

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

Website Development Cost

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

Derivative Liability

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

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Deferred Tax Assets and Income Tax Provision

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the for the reporting period ended December 31, 2014 or 2013.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive, as adjusted by the Company's 1:650 reverse stock split adopted on January 29, 2015:

	Potentially Outstanding Dilutive Common Shares
	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013

Conversion Feature Shares

Common shares issuable under the conversion feature of convertible notes payable	$551,488	$6,527

Sub-total: Conversion feature shares	551,488	6,527

Stock Option Shares

Options issued from January 11, 2005 through April 21, 2011 to employees to purchase common shares with exercise prices ranging from $2,437.50 to $9,750,000 per share expiring five (5) years to ten (10) years from the date of issuance	137	137

Options issued from December 23, 2010 through January 30, 2013 to parties other than employees to purchase common shares with exercise prices ranging from $1,950.00 to $8,775,000 per share expiring five (5) years to ten (10) years from the date of issuance	2	12

Options issued on January 3, 2013 from the 2012 Stock Incentive Plan to employees to purchase common shares with an exercise price of $2,242.50 per share expiring ten (10) years from the date of issuance	5	5

Sub-total: Stock option shares	144	154

Warrant Shares

Warrants issued in connection with debentures	29,994	95

Warrants sold for cash	43	187

Warrants issued for services	26	15

Warrants issued in connection with the sale of common stock	27	29

Sub-total: Warrant shares	30,090	326

Total potentially outstanding dilutive common shares	$581,722	$7,007

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

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans).

b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations.

c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations.

c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

In November 2014, the FASB issued the FASB Accounting Standards Update No. 2014-16 “Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity” (“ASU 2014-16”). The amendments in ASU No. 2014-16 clarify that an entity must take into account all relevant terms and features when reviewing the nature of the host contract. Additionally, the amendments state that no one term or feature would define the host contract’s economic characteristics and risks. Instead, the economic characteristics and risks of the hybrid financial instrument as a whole would determine the nature of the host contract. The amendments in this Update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted.

In January 2015, the FASB issued the FASB Accounting Standards Update No. 2015-01 “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). This Update eliminates from GAAP the concept of extraordinary items and the requirements in Subtopic 225-20 for reporting entities to separately classify, present, and disclose extraordinary events and transactions. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.

In February 2015, the FASB issued the FASB Accounting Standards Update No. 2015-02 “Consolidation (Topic 810) - Amendments to the Consolidation Analysis” (“ASU 2015-02”)to improve certain areas of consolidation guidance for reporting organizations (i.e., public, private, and not-for-profit) that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (e.g., collateralized debt/loan obligations).

All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments:

•	Eliminating the presumption that a general partner should consolidate a limited partnership.
•

Eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model).

•

Clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. Note: a VIE is a legal entity in which consolidation is not based on a majority of voting rights.

•	Amending the guidance for assessing how related party relationships affect VIE consolidation analysis.
•	Excluding certain money market funds from the consolidation guidance.

The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 - Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at December 31, 2014, a net loss and net cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	December 31, 2014	December 31, 2013

Computer equipment	5	$76,952	$73,540

Computer software	3	26,634	25,135

Furniture and fixture	7	10,157	10,157

Office equipment	7	16,511	15,906

		130,254	124,738

Less accumulated depreciation (i)		(124,732)	(120,749)

		$5,522	$3,989

(i) Depreciation Expense

Depreciation expense for the year ended December 31, 2014 and 2013 was $3,983 and $4,620, respectively.

(ii) Impairment

The Company completed the annual impairment test of property and equipment and determined that there was no impairment as the fair value of property, plant and equipment, exceeded their carrying values at December 31, 2014 and 2013, respectively.

Note 5 - Patents

Patents, stated at cost, less accumulated amortization, consisted of the following:

	December 31, 2014	December 31, 2013

Patents	22,329	22,329

Accumulated amortization	(4,364)	(2,310)

	$17,965	$20,019

(i) Amortization Expense

Amortization expense for the years ended December 31, 2014 and 2013 was $2,054 and $2,055, respectively.

(ii) Impairment

The Company completed the annual impairment test of patents and determined that there was no impairment as the fair value of patents exceeded their carrying values at December 31, 2014 and 2013, respectively.

Note 6 - Website

Website, stated at cost, less accumulated amortization, consisted of the following:

	December 31, 2014	December 31, 2013

Website	$31,331	$31,331

Accumulated amortization (i)	(29,831)	(26,831)

	$1,500	$4,500

(i) Amortization Expense

Amortization expense for the years ended December 31, 2014 and 2013 was $3,000 and $3,000, respectively.

(ii) Impairment

The Company completed the annual impairment test of website and determined that there was no impairment as the fair value of website, exceeded their carrying values at December 31, 2014 and 2013, respectively.

Note 7 - Convertible Notes Payable

Convertible notes payable consisted of the following:

	December 31, 2014	December 31, 2013

Convertible note bearing interest at 8% per annum, matured on March 28, 2008, with a conversion price of $8,775,000 per share, as adjusted by the Company’s 1:650 reverse stock split. The Company is currently pursuing a settlement with the note holder.	$235,000	$235,000

Convertible notes bearing interest at 8% per annum with a conversion price of $8,775,000 per share, as adjusted by the Company’s 1:650 reverse stock split, matured on December 31, 2010. The Company is currently pursuing a settlement with the note holder.	50,000	50,000

Convertible note bearing interest at 9% per annum with a conversion price of $1,365,000 per share, as adjusted by the Company’s 1:650 reverse stock split, matured on December 9, 2010. Pursuant to the terms and conditions of debt purchase agreements formalized among the Company, the note holder and two unrelated parties in September 2013, November 2013 and May 2014, the Company settled and transferred $50,000, $70,000 and $50,000, respectively, of the note balance to the unrelated parties in the form of convertible notes for $50,000, $70,000 and $50,000. The Company is currently pursuing a settlement of the remaining balance with the note holder.

	30,000	80,000

Convertible note bearing interest at 9% per with a conversion price of $780,000 per share, as adjusted by the Company’s 1:650 reverse stock split, matured on December 31, 2010.  Pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, the note holder and an unrelated party in June 2014, the Company settled and transferred $30,000, and $1,500 of accrued interest, of the note balance to the unrelated party in the form of convertible note for $31,500. Pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, the note holder and an unrelated party in October 2014, the Company settled and transferred $50,000, and $2,500 of accrued interest, of the note balance to the unrelated party in the form of convertible note for $52,500. The Company is currently pursuing a settlement with the note holder.

	70,000	150,000

Convertible note executed in May 2007 bearing interest at 9% per annum with a conversion price of $341,250 per share, as adjusted by the Company’s 1:650 reverse stock split, matured December 31, 2010. The Company is currently pursuing a settlement with the note holder.	100,000	100,000

Convertible notes executed in June 2007 bearing interest at 8% per annum matured on December 29, 2010. The Company is currently pursuing a settlement with the note holder.	100,000	100,000

Convertible note executed in July 2007 bearing interest at 8% per annum matured on January 2, 2011. The Company is currently pursuing a settlement with the note holder.	100,000	100,000

Convertible notes executed in August 2007 bearing interest at 9% per annum matured on August 9, 2010. The Company is currently pursuing a settlement with the note holder.	120,000	120,000

Convertible notes executed in December 2009 bearing interest at 9% per annum matured on December 1, 2012, with a conversion price of $102,375 per share, as adjusted by the Company’s 1:650 reverse stock split. The Company issued 1 warrant with an exercise price of $97,500 per share, as adjusted by the Company’s 1:650 reverse stock split, expiring five (5) years from the date of issuance in connection with the issuance of the notes. The Company is currently pursuing a settlement with the note holder.	50,000	50,000

Convertible note bearing interest at 8% per annum, maturing on March 31, 2015, with a conversion price of $1,950 per share, as adjusted by the Company’s 1:650 reverse stock split. The Company is currently pursuing a settlement with the note holder.	30,000	30,000

Convertible note bearing interest at 8% per annum, matured on December 31, 2012, with a conversion price of $9,75,000 per share, as adjusted by the Company’s 1:650 reverse stock split. The Company is currently pursuing a settlement with the note holder.	5,000	5,000

Convertible notes, bearing compound interest at 8% per annum, matured on June 30, 2010, with a conversion price of $9,750,000 per share, as adjusted by the Company’s 1:650 reverse stock split. Pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, the note holder and a consultant in September 2011, the note holder transferred $10,000 of the note balance, including accrued interest, to the consultant in October 2011 (see Note 14). The Company repaid $3,500 of the balance of the notes in 2013. Pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, the note holder and an unrelated party in June 2013, the Company settled and transferred $33,255 of the note balance, plus accrued interest of $36,920, to the unrelated party in the form of a convertible note for $50,000. Accrued interest of $21,175 was forgiven (see Note 14). The Company is currently pursuing a settlement with the note holder.

	10,000	10,000

Four (4) convertible notes bearing interest at 4% per annum, matured on December 5, 2012, January 3, 2013, January 31, 2013 and March 2, 2013, respectively. The notes bear a default rate of 14% per annum. The Company has accrued the default interest rate on the unpaid balance dating back to the default dates of the notes. The note holder converted $36,660 of the note due on January 3, 2013 into 26 unrestricted shares of the Company's common stock, at conversion prices ranging from $1,105 to $1,625 per share, as adjusted by the Company’s 1:650 reverse stock split, in 2013 (see Note 15). The Company is currently pursuing a settlement with the note holder.

	178,387	178,387

Fourteen (14) convertible notes bearing interest at 8% per annum, matured on January 6, 2013, February 8, 2013, April 30, 2013, August 5, 2013, September 27, 2013, November 26, 2013, January 24, 2014, March 6, 2014, April 22, 2014, June 3, 2014 and December 13, 2014, and 10% per annum, matured on April 15, 2014, June 13, 2014 and July 9, 2014, respectively. Three (3) of the notes were settled debt purchase notes for balances transferred from a Company’s unrelated promissory note holder and unrelated convertible note holder. For the year ended December 31, 2014, the Company received conversion notices from the note holder to convert $148,100 of notes dated June 4, 2013, July 17, 2013, August 29, 2013 and March 11, 2014, and $6,820 of accrued interest, into 76,072 unrestricted shares of its common stock, at conversion prices ranging from $0.286 per share to $72.28 per share, as adjusted by the Company’s 1:650 reverse stock split (see Note 15).

	-	95,100

Four (4) convertible notes bearing interest at 8% per annum, matured on August 30, 2013, November 19, 2013, February 28, 2014 and July 1, 2014. For the year ended December 31, 2014, the Company received conversion notices from the note holder to convert $17,000 of a note dated May 28, 2013, and accrued interest of $1,579, into 318 unrestricted shares of the Company's common stock, at a conversion price of $58.50 per share, as adjusted by the Company’s 1:650 reverse stock split and $32,750 of a note dated October 1, 2013, and accrued interest of $1,725, into 3,681 unrestricted shares of the Company's common stock, at conversion prices ranging from $3.65 per share to $27.30 per share, as adjusted by the Company’s 1:650 reverse stock split (see Note 15).

	-	49,750

Seven (7) convertible note bearing interest at 9.9% per annum, matured on June 4, 2014, July 23, 2014 and October 4, 2014, and 10% per annum, matured on June 4, 2014, July 14, 2014 and October 4, 2014. The four 10% notes were settled debt purchase notes for balances transferred from a Company’s unrelated promissory note holder and unrelated convertible note holder. For the year ended December 31, 2014, the Company received conversion notices from the note holder to convert $86,502 of notes dated June 4, 2013, July 23, 2013 and October 4, 2013, and accrued interest of $7,252, into 3,435 unrestricted shares of the Company's common stock, at conversion prices ranging from $11.74 to $58.50 per share, as adjusted by the Company’s 1:650 reverse stock split (see Notes 14 and 15).	-	86,502

One (1) convertible note bearing interest at 12% per annum, matured on October 18, 2014, including warrants to purchase 94 shares of the Company's common stock at $1.05 per share, as adjusted by the Company’s 1:650 reverse stock split, expiring on October 31, 2018. Per the terms of the anti-dilution reset feature of the warrants, an additional 1,080 warrant shares, as adjusted by the Company’s 1:650 reverse stock split, were recorded at December 31, 2014. For the year ended December 31, 2014, the Company received conversion notices from the note holder to convert the entire note, including $4,200 of accrued interest and $3,200 in legal fees, into 22,280 unrestricted shares of the Company's common stock, at conversion prices ranging from $1.05 to $21.49 per share, as adjusted by the Company’s 1:650 reverse stock split (see Notes 14 and 15).	-	55,000

Three (3) convertible notes bearing interest at 9% per annum, matured on November 13, 2014, November 20, 2014 and December 20, 2014. The notes bear a default rate of 22% per annum. The Company has accrued the default interest rate on the unpaid balance dating back to the default dates of the notes. The note due November 13, 2014 was a settled debt purchase note for a balance transferred from a Company’s unrelated promissory note holder. For the year ended December 31, 2014, the Company received conversion notices from the note holder to convert $28,943 of a note, and $633 of accrued interest, originally issued to a non-related third party on June 6, 2006, and sold to the investor firm with no additional consideration to the Company, into 530 unrestricted shares of the Company's common stock, at conversion prices ranging from $52.78 to $56.55 per share, as adjusted by the Company’s 1:650 reverse stock split (see Notes 14 and 15). The Company is pursuing a settlement with the note holder.

	86,500	115,443

One (1) convertible note bearing interest at 9% per annum, maturing on December 26, 2015.	40,000	40,000

Three (3) convertible notes bearing interest at 10% per annum, matured on September 20, 2014, October 8, 2014 and December 19, 2014. The notes were settled debt purchase notes for a balance transferred from a Company’s unrelated promissory note holder. For the year ended December 31, 2014, the Company received conversion notices from the note holder to convert $58,250 of a note originally issued to a non-related third party on February 29, 2008, and sold to the investor firm with no additional consideration to the Company into 1,349 unrestricted shares of the Company's common stock, at conversion prices ranging from $21.49 to $66.14 per share, as adjusted by the Company’s 1:650 reverse stock split (see Notes 14 and 15).

	-	8,250

Two (2) convertible notes bearing interest at 10% per annum, matured on March 14, 2015 and maturing on July 7, 2015. For the year ended December 31, 2014, the Company received conversion notices from the note holder to convert $24,950, and $1,489 of accrued interest, of the note due in March 2015, into 231,938 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.0377 to $1.02 per share, as adjusted by the Company’s 1:650 reverse stock split (see Notes 14 and 15).	54,050	-

One (1) convertible note bearing interest at 12% per annum, maturing on March 23, 2016. For the year ended December 31, 2014, the Company received conversion notices from the note holder to convert $52,596 of the note into 321,538 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.039 to $5.85 per share, as adjusted by the Company’s 1:650 reverse stock split (see Notes 14 and 15).	97,404	-

Three (3) convertible notes bearing interest at 10% per annum, matured on March 24, 2015, and maturing on June 23, 2015 and September 23, 2015. For the year ended December 31, 2014, the Company received conversion notices from the note holder to convert $37,000 of the note due in March 2015(the full balance), and $2,114 of accrued interest, and $23,809 of a back-end note originally issued to the note holder on March 24, 2014, into 395,853 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.0377 to $1.06 per share, as adjusted by the Company’s 1:650 reverse stock split (see Notes 14 and 15).	73,191	-

Convertible non-interest bearing notes, with a conversion price of $5,850 per share, as adjusted by the Company’s 1:650 reverse stock split, matured June 2006 and an 18% convertible note matured April 2008 with a conversion price of $487,500 per share and 1 share of the Company’s common stock, as adjusted by the Company’s 1:650 reverse stock split. The Company is currently pursuing settlement agreements with the note holders.	10,512	10,512

One (1) convertible note bearing interest at 8% per annum, maturing on February 21, 2015. For the year ended December 31, 2014, the Company received conversion notices from the note holder to convert $4,312 of the note, and $1,178 of accrued interest, into 140,769 unrestricted shares of the Company's common stock, at a conversion price of $0.039 per share, as adjusted by the Company’s 1:650 reverse stock split (see Note 15).	23,438	-

Two (2) convertible notes bearing interest at 8% per annum, matured on January 8, 2015 and February 21, 2015. For the year ended December 31, 2014, the Company received conversion notices from the note holder to convert $15,665 of the note due January 8, 2015 into 109,819 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.078 to $0.2795 per share, as adjusted by the Company’s 1:650 reverse stock split (see Note 15).	69,835	-

One (1) convertible note bearing interest at 12% per annum, maturing on February 25, 2015. For the year ended December 31, 2014, the Company received a conversion notice from the note holder to convert $3,474 of the note into 92,142 unrestricted shares of the Company's common stock, at a conversion price of $0.0377 per share, as adjusted by the Company’s 1:650 reverse stock split (see Note 15).	96,526	-

One (1) convertible note bearing interest at 10% per annum, maturing on April 1, 2015. For the year ended December 31, 2014, the Company received conversion notices from the note holder to convert $37,220 of the note into 238,462 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.065 to $0.585 per share, as adjusted by the Company’s 1:650 reverse stock split (see Note 15).	12,780	-

One (1) convertible note bearing interest at 9% per annum, maturing on April 23, 2015. The note was a settled debt purchase note for a balance transferred from a Company’s unrelated convertible promissory note holder. For the year ended December 31, 2014, the Company received conversion notices from the note holder to convert $77,303 of the note, originally issued to a non-related third party on January 23, 2009, and sold to the investor firm with no additional consideration to the Company, into 84,979 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.0754 to $20.77 per share, as adjusted by the Company’s 1:650 reverse stock split (see Notes 14 and 15).

	22,697	-

One (1) convertible note bearing interest at 12% per annum, maturing on April 29, 2015, including warrants to purchase 611 shares of the Company's common stock at $21.50 per share, as adjusted by the Company’s 1:650 reverse stock split, expiring on April 29, 2019.	26,250	-

Two (2) convertible notes bearing interest at 10% per annum, maturing on May 30, 2015 and August 8, 2015.	63,250	-

One (1) convertible note bearing interest at 10% per annum, maturing on October 1, 2015	78,750	-

One (1) convertible note bearing interest at 10% per annum, maturing on October 1, 2015. The note was a settled debt purchase note for a balance transferred from a Company’s unrelated convertible promissory note holder. For the year ended December 31, 2014, the Company received conversion notices from the note holder to convert $34,390 of the note, and $334 of accrued interest, originally issued to a non-related third party on September 29, 2006, and sold to the investor firm with no additional consideration to the Company, into 341,169 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.0377 to $0.7917 per share, as adjusted by the Company’s 1:650 reverse stock split (see Notes 14 and 15).

	18,110	-

One (1) convertible note bearing interest at 8% per annum, maturing on July 7, 2015	27,750	-

One (1) convertible note bearing interest at 12% per annum, maturing on October 17, 2015, including warrants to purchase 28,320 shares of the Company's common stock at $0.46345 per share, as adjusted by the Company’s 1:650 reverse stock split, expiring on October 17, 2019.	26,250	-

	1,905,680	1,668,944

Long-term portion	(97,404)	(70,000)

	1,808,276	1,598,944

Discount on convertible notes payable	(866,161)	(528,477)

Current maturities, net of discount	$942,115	$1,070,467

At December 31, 2014 and 2013, accrued interest due for the convertible notes was $1,004,089 and $794,395, respectively, and is included in accrued expenses in the balance sheets. Interest expense for the convertible notes payable for the year ended December 31, 2014 and 2013 was $209,694 and $136,020, respectively.

The long term portion of convertible notes is due as follows: 2016-$97,404.

Note 8 - Convertible Notes Payable – Related Parties

Convertible notes payable - related party consisted of the following:

	December 31, 2014	December 31, 2013

Convertible note with the VP of Technology bearing interest at the prime rate plus 2% per annum with a conversion price of $9,750,000 per share, as adjusted by the Company’s 1:650 reverse stock split, originally matured on September 30, 2010. The Company issued 1 warrant with an exercise price of $9,750,000 per share, as adjusted by the Company’s 1:650 reverse stock split. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. In January 2015, the note was extended to December 31, 2015.	$50,000	$50,000

Convertible note with the VP of Technology bearing interest at the prime rate plus 4% per annum with a conversion price of $9,750,000 per share, as adjusted by the Company’s 1:650 reverse stock split, originally matured on September 30, 2010. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. In January 2015, the note was extended to December 31, 2015.	7,500	7,500

Convertible notes with the CEO bearing interest at 8% per annum with a conversion price of $9,750,000 per share, as adjusted by the Company’s 1:650 reverse stock split, originally matured on April 30, 2011. The Company issued 1 warrants with an exercise price of $9,750,000 per share which expire August 16, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. In January 2015, the notes were extended to December 31, 2015.	230,000	230,000

Convertible notes with an employee bearing interest at 8% per annum with a conversion price of $9,750,000 per share, as adjusted by the Company’s 1:650 reverse stock split, originally matured on June 30, 2010. The Company issued 1 warrant with an exercise price of $9,750,000 per share, as adjusted by the Company’s 1:650 reverse stock split, and expiration dates of August 26, 2015 and September 29, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. In January 2015, the notes were extended to December 31, 2015.	15,000	15,000

Convertible note with an employee bearing interest at 8% per annum with a conversion price of $9,750,000 per share, as adjusted by the Company’s 1:650 reverse stock split, originally matured on June 30, 2010. The Company issued 1 warrant with an exercise price of $9,750,000 per share, as adjusted by the Company’s 1:650 reverse stock split, and an expiration date of December 6, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. In January 2015, the note was extended to December 31, 2015.	10,000	10,000

Convertible notes with the CEO bearing compound interest at 8% per annum with a conversion price of $9,750,000 per share, as adjusted by the Company’s 1:650 reverse stock split, originally matured on April 30, 2011. The Company issued 1 warrant with an exercise price of $9,750,000 per share, as adjusted by the Company’s 1:650 reverse stock split, expiring January 18, 2016 and February 28, 2016, respectively. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. In January 2015, the notes were extended to December 31, 2015.	38,000	38,000

Convertible note with an employee bearing compound interest at 8% per annum with a conversion price of $7,312.50 per share, as adjusted by the Company’s 1:650 reverse stock split, originally matured on June 30, 2010. The Company issued 1 warrant with an exercise price of $9,750,000 per share, as adjusted by the Company’s 1:650 reverse stock split, expiring March 6, 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. In January 2015, the note was extended to December 31, 2015.	5,000	5,000

	$355,500	$355,500

At December 31, 2014 and 2013, accrued interest due for the convertible notes – related parties was $339,812 and $292,449, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for convertible notes payable – related parties for the year ended December 31, 2014 and 2013 was $47,363 and $43,843, respectively.

Note 9 - Notes Payable

Notes payable consisted of the following:

	December 31, 2014	December 31, 2013

Seventy (70) units, with each unit consisting of a 10% promissory note of $25,000, matured from January 22, 2011 through December 18, 2011 with a 10% discount rate, and 1 non-dilutable (for one (1) year) restricted share of the Company’s common stock, as adjusted by the Company’s 1:650 reverse stock split, and at market price. Pursuant to the terms and condition of a debt purchase agreement among certain note holders, the Company and the Consultant formalized in September 2011, the certain note holders transferred certain notes with the principal amount of $50,000 and $25,000, including accrued interest, in July 2011 and August 2011, respectively, to the consultant. Pursuant to the terms and conditions of a settlement agreement that the Company executed with the estate of a deceased note holder in November 2011, the Company settled a $25,000 note for restricted shares of its common stock, in December 2011, issued to two (2) beneficiaries of the estate (see Notes 14 and 15). Pursuant to the terms and conditions of debt purchase agreements formalized among the Company, the note holder and two unrelated parties in September 2013, October 2013 and December 2013, the Company settled and transferred $100,000 of the note balance to the unrelated parties in the form of four (4) convertible notes for $25,000 each. Pursuant to the terms and conditions of debt purchase agreements formalized among the Company, the note holder and an unrelated party in January 2014, March 2014, April 2014, May 2014 and June 2014, the Company settled and transferred $25,000 of the note balance and $93,768 of accrued interest to the unrelated party in the form of five (5) convertible notes for $25,000 each for the first four notes and $18,768 for the June 2014 note. Pursuant to the terms and conditions of a debt transfer agreement that the Company executed with the note holder and an unrelated party in July 2014, the Company transferred $25,000 of the note balance and $16,151 of accrued interest to the unrelated party in the form of a convertible note for $41,151, with no additional consideration to the Company. The Company is currently pursuing extensions on the remaining notes.

	$1,500,000	$1,550,000

Promissory notes of $225,000 bearing interest at 10% per annum, matured on January 23, 2012, with a total of 1 share of common stock, as adjusted by the Company’s 1:650 reverse stock split. Pursuant to the terms and conditions of debt purchase agreements formalized among the Company, the note holder and an unrelated party in July 2013, October 2013 and April 2014, the Company transferred $60,000, $70,000, and $90,000 and $5,000 of accrued interest, respectively, of the note balance to the unrelated party in the form of a convertible notes for $60,000, $70,000 and $95,000 (see Notes 14 and 15). A promissory note of $50,000, bearing interest at 8% per annum, maturing on July 22, 2015. The Company is currently pursuing extensions for the past due notes.

	50,000	95,000

Two (2) units with each unit consisting of a 10% promissory note of $25,000, matured on April 20, 2012, and 1 restricted share of the Company’s common stock, as adjusted by the Company’s 1:650 reverse stock split, and at market price. The share was issued in June 2009. The Company is currently pursuing extensions.	50,000	50,000

One (1) unit consisting of a 10% promissory note of $25,000, matured on June 8, 2012, and 1 restricted share of the Company’s common stock, as adjusted by the Company’s 1:650 reverse stock split, and at market price. The share was issued in June 2009. The Company is currently pursuing an extension.	25,000	25,000

Three (3) units with each unit consisting of a 10% promissory note of $25,000, matured on June 25, 2012, and 1 restricted share of the Company’s common stock, as adjusted by the Company’s 1:650 reverse stock split, and at market price. The share was issued in August 2009. The Company is currently pursuing extensions.	75,000	75,000

1.4 units with each unit consisting of a 10% promissory note of $25,000, matured on July 14, 2012 and 1 restricted share of the Company’s common stock, as adjusted by the Company’s 1:650 reverse stock split, and at market price. The share was issued in August 2009. The Company is currently pursuing an extension.	35,000	35,000

One (1) unit consisting of a 10% promissory note of $25,000, matured on August 18, 2012 and 1 restricted share of the Company’s common stock, as adjusted by the Company’s 1:650 reverse stock split, and at market price. The Company is currently pursuing an extension.	25,000	25,000

Promissory notes executed in July 2011 bearing interest at 10% per annum, matured on December 31, 2011. The notes bear a default rate of 14% per annum. The Company has accrued the default interest rate on the unpaid balance dating back to the default date of the notes. The Company is currently pursuing extensions.	87,500	87,500

A promissory note executed in August 2011 bearing interest at 10% per annum, matured on December 31, 2011. The note bears a default rate of 14% per annum. The Company has accrued the default interest rate on the unpaid balance dating back to the default date of the note. The Company is currently pursuing an extension.	50,000	50,000

	1,897,500	1,992,500

Long-term portion	(-)	(-)

	1,897,500	1,992,500

Discount on convertible notes payable	(-)	(-)

Current maturities, net of discount	$1,897,500	$1,992,500

At December 31, 2014 and 2013, accrued interest due for the notes was $1,539,206 and $1,329,835, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for notes payable for the year ended December 31, 2014 and 2013 was $209,371 and $222,196, respectively.

Note 10 - Notes Payable – Related Parties

Notes payable - related party consisted of the following:

	December 31, 2014	December 31, 2013

Promissory notes executed with the CEO bearing interest at an amended rate of 8% per annum originally matured on April 30, 2011. In January 2015, the notes were extended to December 31, 2015.	$504,000	$504,000

A promissory note executed with the CEO bearing interest at 9% per annum originally matured on April 30, 2011. In January 2015, the note was extended to December 31, 2015.	100,000	100,000

A promissory note with the CEO bearing interest at 8% per annum originally matured on April 30, 2011. In January 2015, the note was extended to December 31, 2015.	22,000	22,000

Two (2) 10% promissory notes, with the CEO, of $25,000 and 1 restricted share of the Company’s common stock, as adjusted by the Company’s 1:650 reverse stock split, at market price, originally matured on April 30, 2011. In January 2015, the note was extended to December 31, 2015.	50,000	50,000

Promissory notes with the CEO, non-interest bearing, originally matured on April 30, 2011. Partial payments of $6,580 were made towards the notes in August and September 2010 and $2,700 in February 2011. In January 2015, the notes were extended to December 31, 2015.	31,420	31,420

In October 2010, the Company assigned the proceeds of six (6) open accounts receivable invoices, totaling $20,761, to its CEO. The assignment was non-interest bearing and fee free with a due date of November 20, 2010. Partial repayments were made in October 2010 for $4,218 and November 2010 for $4,125. In January 2015, the note was extended to December 31, 2015 (see Note 14).	12,418	12,418

A promissory note executed in March 2011 with the CEO, non-interest bearing, originally matured on April 1, 2011. In January 2015, the note was extended to December 31, 2015.	2,800	2,800

	$722,638	$722,638

At December 31, 2014 and 2013, accrued interest due for the notes – related parties was $492,573 and $436,493, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for notes payable - related parties for the year ended December 31, 2014 and 2013 was $56,080 and $56,080, respectively.

Note 11 - Convertible Secured Notes Payable

Convertible secured notes payable consisted of the following:

	December 31, 2014	December 31, 2013

DART Limited (custodian for Citco Global and as assigned from YA Global/Highgate) (“DART”)	$542,588	$542,588

Current maturities, net of discount	$542,588	$542,588

At December 31, 2014, the Company's outstanding convertible secured notes payable are secured through the note holder's claim on the Company's intellectual property.

The DART secured convertible debentures are matured. The Company has been in contact with the note holder who has indicated that it has no present intention of exercising its right to convert the debentures into restricted shares of the Company's common stock.

Conversions to Common Stock

For the year ended December 31, 2014 and 2013, DART and Citco Global had no conversions.

Note 12 - Derivative Financial Instruments

As of December 31, 2014, the Company’s derivative financial instruments are embedded derivatives associated with the Company’s secured and certain unsecured convertible notes, certain warrant agreements and Series B preferred shares.

The Company’s secured convertible debentures were issued to YA Global and Highgate in 2005, further assigned to Citco Global. In July 2012, the Company was notified by Citco Global that the custodian for the Citco Global Notes is D.A.R.T. Limited (“DART”). The Citco Global Notes, under custodian of D.A.R.T Limited (“DART”) and herein after referred to as the “DART Notes”. The Company’s unsecured convertible debentures were issued to nineteen (19) unrelated investors firms: International Capital Group (“ICG”), Asher Enterprises, Inc. (“Asher”), Auctus Private Equity Fund (“Auctus”), Herbert Klei (“Klei”), Iconic Holdings, LLC (“Iconic”), Southridge Partners II, LP ("Southridge"), Tonaquint, Inc. ("Tonaquint"), WHC Capital, LLC ("WHC"), James Solakian ("Solakian"), Tarpon Bay Partners ("Tarpon"), LG Capital Funding, LLC ("LG Capital"), JMJ Financial ("JMJ") Adar Bays, LLC ("Adar Bays"), Vista Capital Investments, LLC ("Vista"), KBM Worldwide, Inc. ("KBM"), JSJ Investments Inc. ("JSJ"), GEL Properties, LLC ("GEL"), Black Arch Opportunity Fund LP (“Black Arch”) and Union Capital, LLC (“Union”). These secured and unsecured convertible debentures are hybrid instruments, which individually warrant separate accounting as a derivative instrument (see Notes 7 and 11).

In October 2013, the Company entered into a purchase agreement with Tonaquint which included five year warrants for 94 shares of the Company's common stock, at an exercise price of $260, as adjusted by the Company’s 1:650 reverse stock split, subject to adjustments (see Note 15). Per the terms of the reset feature of the warrants, an additional 1,080 warrant shares were issued at December 31, 2014, for a total of 1,174 warrant shares (Tonaquint Warrants #1). For the year ended December 31, 2014, the Company received warrant exercise notices from the warrant holder to convert 110 warrant shares into 323,303 unrestricted shares of the Company's common stock, at exercise prices ranging from $0.039 to $1,053 per share, as adjusted by the Company’s 1:650 reverse stock split (see Notes 7 and 15).

In April 2014, the Company entered into a purchase agreement with Tonaquint which included five year warrants for 611 shares of the Company's common stock, at an exercise price of $21.50, as adjusted by the Company’s 1:650 reverse stock split, subject to adjustments (Tonaquint Warrants #2) (see Note 15). As of December 31, 2014, no warrants have been exercised from this agreement.

In October 2014, the Company entered into a purchase agreement with Tonaquint which included five year warrants for 28,320 shares of the Company's common stock, at an exercise price of $0.46345, as adjusted by the Company’s 1:650 reverse stock split, subject to adjustments (Tonaquint Warrants #3) (see Note 15). As of December 31, 2014, no warrants have been exercised from this agreement.

The prices for the warrants are established at the time of issuance. Because the warrants have reset features (full reset feature and certain anti-dilution rights) based upon the issuance of equity securities by the Company in the future (the exercise price reset floor is adjusted in the initial 6 months from issuance), they are subject to derivative liability treatment.

For the year ended December 31, 2014, the Company sold subscriptions to five individuals for the purchase of shares of its Series B preferred stock at $1.50 per share. The Company sold a total of 142,004 shares, for $213,000, that are convertible into shares of its common stock at a 40% discount to current market value, defined as the average of the immediately prior five trading day's closing prices upon receipt of a conversion notice, and with a minimum price level set by the Company's Board of Directors at $0.005. The Series B preferred shares can be converted at any time after six months from the subscription agreements, but only once every 30 days (see Note 15). Because of the conversion feature of the Series B preferred shares, they are subject to derivative liability treatment.

Valuation of Derivative Financial Instruments

(1)	Valuation Methodology

The Company has utilized a third party valuation consultant to assist the Company to fair value the derivative financial instruments, (the Convertible Notes, Preferred Stock and Warrants) using a multinomial lattice models that values the derivative liabilities within the financial instruments based on a probability weighted discount cash flow model. These models are based on future projections of the various potential outcomes. The features in the note that were analyzed and incorporated into the model included the conversion feature with the reset provisions and the default provisions. Based on these features, there are four primary events that can occur; payments are made in cash; payments are made with stock; the Holder converts the note; the company redeems the note or the company defaults on the note.

The model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. interest rates, stock price, conversion price, etc.). Projections were then made on these underlying factors which led to a set of potential scenarios. Probabilities were assigned to each of these scenarios over the remaining term of the note based on management projections. This led to a cash flow projection over the life of the note and a probability associated with that cash flow. A discounted weighted average cash flow over the various scenarios was completed, and it was compared to the discounted cash flow of the note without the embedded features, thus determining a value for the derivative liability at the date of valuation.

(2)	Valuation Assumptions - Change in Fair Value of Derivative Liability Related to DART Notes

The existing derivative instruments were valued as of December 31, 2014. The conversion price was the lower of $42.25 per share, as adjusted by the Company’s 1:650 reverse stock split, or 80% of the lowest bid price five days prior to conversion. The following assumptions were used for the valuation of the derivative liability related to the Notes at December 31, 2014:

•	The principal balance of the DART Notes of $542,588;

•	The stock price of $0.0649, as adjusted by the Company’s 1:650 reverse stock split, is based on market data as of December 31, 2014;

•	An event of default (in default as of 12/31/14) would occur 50% of the time, increasing 0.10% per month to a maximum of 95% with the Company most likely to negotiate an extension;

•	Alternative financing would be initially available to redeem the note 10% of the time and increase monthly by 0.1% to a maximum of 20%:

•	The monthly trading volume would average $474,704 over a year and would increase at 1% per period to limit the conversions and stock payments;

The projected volatility curve for each valuation period was based on the Company’s historical volatility:

1 year
9/30/14	487%
12/31/14	489%

•

The Holder would automatically convert the notes at a stock price of the higher of $84.50, as adjusted by the Company’s 1:650 reverse stock split (2 times the conversion price or 1.5 times the stock price) if the registration was effective and the company was not in default.

As of December 31, 2014, the estimated fair value of derivative liabilities on secured convertible notes of DART was $35,403.

(3)

Valuation Assumptions - Change in Fair Value of Derivative Liabilities Related to ICG, Asher, Auctus, Klei, Iconic, Southridge, Tonaquint, WHC, Solakian, Tarpon, LG Capital, JMJ, Adar Bays, Vista, KBM, JSJ, GEL, Black Arch and Union Notes and the Series B preferred stock.

The following assumptions were used for the valuation of the derivative liability related to the ICG, Asher, Auctus, Klei, Iconic, Southridge, Tonaquint, WHC, Solakian, Tarpon, LG Capital, JMJ, Adar Bays, Vista, KBM, JSJ, GEL, Black Arch, Union Notes and Series B Preferred stock at issuance, conversion and the year ended December 31, 2014:

•	The notes convert with an initial conversion price of 40%-60% of the average or low of the 1-3 lowest bid out of the 10-20 previous days (the effective rates are typically lower);

•	The projected volatility curve for each valuation period was based on the historical volatility of the company in the range of 486% to 491%;

•	An event of default would occur 1% of the time, increasing 1.00% per month to a maximum of 10%;

•

The company would redeem the notes (some notes at 130% on average in the first 90 days and 145% on average from 91 to 180 days or 150%) the notes projected initially at 0% of the time and increase monthly by 2.0% to a maximum of 10.0% (from alternative financing being available for a redemption event to occur); and

•	The Holder would not automatically convert the note at the maximum of 2 times the conversion price.

As of December 31, 2014, the estimated fair value of derivative liabilities on the unsecured convertible notes from ICG, Asher, Auctus, Klei, Iconic, Southridge, Tonaquint, WHC, Solakian, Tarpon, LG Capital, JMJ, Adar Bays, Vista, KBM, JSJ, GEL, Black Arch and Union was $1,260,430.

As of December 31, 2014, the estimated fair value of derivative liabilities related to the Series B preferred shares was $8,253.

(4)	Valuation Assumptions - Change in Fair Value of Tonaquint Warrants

The following assumptions were used for the valuation of the derivative liability related to the Tonaquint Warrants at issuance, exercise and the year ended December 31, 2014:

•	The warrants have an expiration date five years from issuance;

•

The warrants will have the right to exercise into the now 29,994 shares, as adjusted by the Company’s 1:650 reverse stock split, due to the initial reset and 1,064 shares after the exercises as of December 31, 2014. The holder receives a significant number of shares as a result of the resets and the effective conversion/stock price;

•	The exercise price resets to a floor which may be adjusted in the initial six months after issuance;

•	The holder may transfer, in whole or in part, the warrants without the consent of the Company;

•	As of December 31, 2014, the October 18, 2013 warrants partially exercised into significantly more shares than a standard warrant based on an effective adjusted exercise price and stock price;

As of December 31, 2014, the estimated fair value of derivative liabilities related to the Tonaquint warrants was $111,316.

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in the fair value of the derivative financial instruments and the changes in the fair value of the derivative financial instruments, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liability)	Total

Balance, December 31, 2012	$(375,634)	$(375,634)

Purchases, issuances and settlements	(456,794)	(456,794)

Transfers in and/or out of Level 3	-	-

Total gains or losses (realized/unrealized) included in:

Net income (loss)	312,995	312,995

Other comprehensive income (loss)	-	-

Balance, December 31, 2013	$(519,433)	$(519,433)

Purchases, issuances and settlements	(463,009)	(463,009)

Transfers in and/or out of Level 3	-	-

Total gains or losses (realized/unrealized) included in:

Net income (loss)	(432,960)	(432,960)

Other comprehensive income (loss)	-	-

Balance, December 31, 2014	$(1,415,402)	$(1,415,402)

Note 13 - Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2014	December 31, 2013

Accrued interest	$2,962,509	$2,587,108

Accrued salaries and payroll taxes (i)	1,714,738	1,757,310

Accrued expenses – other	6,059	6,059

	$4,683,306	$4,350,477

(i) Including approximately $1,300,000 due three (3) of the Company’s current officer/stockholders and one (1) of the Company’s former officer/stockholders.

Note 14 - Commitments and Contingencies

Payroll Taxes

At December 31, 2014, the Company recorded $53,901 of payroll taxes, of which approximately $45,000 were delinquent from the year ended December 31, 2003. The Company had also recorded $32,462 of related estimated penalties and interest on the delinquent payroll taxes. In December 2014, the Company determined to re-examine the nature and amounts of this accrued liability.

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

Future minimum payments required under this non-cancelable operating lease were as follows:

Year ending December 31:

2015	45,684

2016	3,807

$49,491

Consulting Agreements

In December 2009, the Company entered into a retainer agreement with an attorney, whereby the attorney will act as in-house counsel for the Company with respect to all general corporate matters. The agreement is at will and required a payment of 1 share of common stock, valued at $48,750 per share, as adjusted by the Company’s 1:650 reverse stock split, upon execution. Commencing on January 1, 2010, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock valued at market price on quarter end date (see note 15).

In January 2012, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining clients and investors. The consultant will receive a fee of $5,000 per month and warrants to purchase 1 share of the Company’s common stock, exercisable at $29,250 per share, as adjusted by the Company’s 1:650 reverse stock split. The consultant also received warrants to purchase 1 share of the Company’s common stock, exercisable at $29,250 per share, as adjusted by the Company’s 1:650 reverse stock split, upon execution of the agreement. The warrants have a three year term. The term of the agreement was one month. The agreement was amended and extended for February, March, April, July, August and September 2012. The February 2012 amendment reduced the exercise price of the warrants to $19,500 per share, as adjusted by the Company’s 1:650 reverse stock split. In July 2012, the agreement was amended for an additional one month extension and the monthly fee was increased to $5,500 and the issuance of warrants to purchase 1 share of the Company’s common stock, exercisable at $19,500 per share, as adjusted by the Company’s 1:650 reverse stock split. expiring three (3) year from the date of issuance. In May 2013, the agreement was amended to provide for a two-week fee of $2,500 and the issuance of warrants to purchase 1 share of the Company’s common stock, exercisable at $3,900 per share, as adjusted by the Company’s 1:650 reverse stock split, expiring three (3) year from the date of issuance.

In January 2012, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining investors. The consultant will receive a commission of 5% of all financing raised as a result of the consultant’s efforts. The consultant will also receive, as a commission, 10% of all financing raised as a result of the consultant’s efforts in the form of warrants to purchase shares of the Company’s common stock, exercisable at $19,500 per share, as adjusted by the Company’s 1:650 reverse stock split, expiring three (3) years from the date of issuance (see Note 15). The term of the agreement was two (2) years. As of December 31, 2014, no financing was raised relating to the agreement.

In February 2012, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining clients. The consultant will receive a commission of 50% of all contracted revenues and the first renewal of all contracted revenues for new clients and 25% of all contracted revenues for existing clients, recorded as a result of the consultant’s efforts. In March 2012, the agreement was amended to increase the 25% commission rate for existing clients to 35%. The parties may elect to remit commissions in the form of restricted shares of the Company’s common stock, with a maximum amount of shares issued in one (1) year not to exceed 5 shares, as adjusted by the Company’s 1:650 reverse stock split. The agreement also includes performance incentives whereby the consultant will receive bonus restricted shares of the Company’s common stock at the end of the agreement term as follows: one share, as adjusted by the Company’s 1:650 reverse stock split, if contracted revenues exceed $1,000,000, two shares, as adjusted by the Company’s 1:650 reverse stock split, if contracted revenues exceed $2,000,000, three shares, as adjusted by the Company’s 1:650 reverse stock split, if contracted revenues exceed $3,000,000 and four shares, as adjusted by the Company’s 1:650 reverse stock split, if contracted revenues exceed $4,000,000. At the end of the first year of the agreement, the consultant will also have the option to purchase restricted shares of the Company’s common stock directly from the Company at a 25% discount of the then current market price on the last day of the contract, up to a maximum of 5 shares, as adjusted by the Company’s 1:650 reverse stock split. The term of the agreement was one (1) year. In July 2012, the parties extended the term of the agreement to October 31, 2013. As of December 31, 2014, no revenues were recorded relating to the agreement.

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

In January 2013, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining investors. The consultant will receive a commission of 10% cash plus 10% warrant coverage, to be negotiated per deal, of all financing raised as a result of the consultant’s efforts. The warrants to purchase shares of the Company’s common stock, exercisable at a per share price of the dollars invested divided by the strike price of the investment, with a 20% exercise price premium, expiring four (4) years from the date of issuance and vesting over six (6) months. The term of the agreement was one (1) year. As of December 31, 2014, no financing was raised relating to the agreement.

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

In June 2013, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining clients. The consultant will receive a commission of 10% of all directly contracted revenues and 5% of revenues contracted through a third party, recorded as a result of the consultant’s efforts. The parties may elect to remit commissions in the form cash or restricted shares of the Company’s common stock (at a share price to be determined), or a combination of both. The term of the agreement is one (1) year with automatic renewals. As of December 31, 2014, no revenues were recorded relating to the agreement.

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

In July 2013, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining lending sources. The consultant will receive a commission of 10%, per deal, of net funding received by the Company as a result of the consultant’s efforts. The term of the agreement is twelve (12) months. As of December 31, 2014, no lending has resulted from the agreement.

In August 2013 the Company executed a retainer agreement with its an attorney to enforce its patent rights, in the State of Washington, as “Out-of-Band Authentication” is becoming the standard for authenticating consumers in the financial market.

In December 2013, the Company entered into a revenue share agreement with a firm whereby the consultant will assist the Company is obtaining new clients. The consultant will receive a commission of 5% on any revenues resulting from new clients obtained relating to the agreement. Either party may terminate the agreement by notifying the other party in writing. As of December 31, 2014, no revenues were recorded as a result the consultant's efforts relating to the agreement. In December 2013, the Company executed an advertising contract with the consultant for various marketing services to be provided from December 2013 to March 2014, at a cost of $975 per month. In March 2014, the Company executed an extension to the advertising contract with the consultant for various marketing services to be provided from April 2014 to September 2014, at a cost of $875 per month. In October 2014, the Company executed an extension to the advertising contract with the consultant for various marketing services to be provided from October 2014 to December 2014, at a cost of $775 per month.

In December 2013, the Company entered into a consulting agreement with a firm whereby the firm will serve as a testifying expert as the Company enforces its patent rights through litigation. The Company shall compensate the consultant at a rate of $650 per hour for consultant services and $750 per hour for services relating to court testimony. As of December 31, 2014, no fees have been remitted to the consultant relating to this agreement.

In March, April, June, July and August 2014, the Company entered into consulting agreements with a firm whereby the consultant will assist the Company in obtaining investors. The consultant will receive a commission of 10% cash per deal, plus warrants to purchase shares of the Company's common stock, to be negotiated per deal, of all financing raised as a result of the consultant’s efforts. For the year ended December 31, 2014, the consultant received cash commissions of $49,700 as a result of financing raised relating to the agreements. For the year ended December 31, 2014, the Company issued warrants to purchase 15 shares of its common stock, exercisable at $19.50 per share for 2 shares, $29.25 per share for 2 shares, $87.75 per share for 3 shares, $136.50 per share for 4 shares, $143.00 per share for 2 shares and $208.00 per share for 2 shares to the consultant per the terms of the agreement. The warrant shares have a 50% exercise price premium and expire three (3) years from the date of issuance. The term of the agreements is per deal.

In March 2014, the Company executed a retainer agreement, for $5,000, with an attorney to assist the Company in responding to a February 2014 Depository Trust and Clearing Corporation ("DTCC") inquiry, including the issuance of a legal opinion letter. The DTCC inquiry was resolved in April 2014.

Term Sheets

In February 2013, the Company executed a term sheet with an investor firm and received $40,000, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In April 2013, the Company executed a new term sheet with the investor firm and received $40,000, net of a $2,500 legal fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In June 2013, the Company executed a new term sheet with the investor firm and received $40,000, net of a $2,500 legal fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In July 2013, the Company executed a new term sheet with the investor firm and received $37,500, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In August 2013, the Company executed a new term sheet with the investor firm and received $37,500, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the term sheet (see Note 7). The Company recorded all of the closing fees of $13,000 in 2012 and $2,500, from the February 2013 term sheet, for the year ended December 31, 2013, as deferred financing costs. The fees of $10,000, from the April, June, July and August 2013 term sheets, were expensed as legal fees for the year ended December 31, 2013. In February 2014, the Company executed a new term sheet with the investor firm and, in March 2014, received $50,000, net of a $3,000 legal fee, and executed a convertible promissory note and securities purchase agreement per the term sheet (see Note 7). The debentures contain an embedded derivative feature (see Note 12). For the year ended December 31, 2014 and 2013, the Company expensed $0 and $5,104, respectively, of financing expenses related to the deferred financing costs.

In November 2012, the Company executed a term sheet with an investor firm whereby the firm would invest in the Company $27,750 in the form of a convertible promissory note, bearing interest at 8% per annum maturing nine (9) months from the date of issuance. A legal fee of $2,750 would be deducted from the tranche and the note would include a tiered prepayment penalty. Conversions would include a 40% discount to the average closing bid price of the Company’s common stock for the previous ten (10) days of a conversion notice, using the average of the two (2) lowest trading prices. In December 2012, the Company received the tranche of $25,000, net of the $2,750 legal fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In February 2013, the Company executed a new term sheet with the investor firm and received $25,000, net of $2,750 in legal fees, and executed a convertible promissory note and securities purchase agreement per the term sheet. In May 2013, the Company executed a new term sheet with the investor firm and received $30,000, net of $2,750 in legal fees, and executed a convertible promissory note and securities purchase agreement per the term sheet. In October 2013, the Company executed a new term sheet with the investor firm and received $29,980, net of $2,770 in legal fees, and executed a convertible promissory note and securities purchase agreement per the term sheet. In May 2014, the Company executed a new term sheet with the investor firm and received $27,750, net of $2,750 in legal fees, and executed a convertible promissory note and securities purchase agreement per the term sheet. In October 2014, the Company executed a new term sheet with the investor firm and received $27,750, net of $2,750 in legal fees, and executed a convertible promissory note and securities purchase agreement per the term sheet (see Note 7).The debentures contain an embedded derivative feature (see Note 12).

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

In April 2014, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a promissory note holder and an unrelated party, the Company transferred $95,000 of the note balance and $5,000 of the accrued interest balance to the unrelated party in the form of a convertible note for $100,000 (see Notes 7 and 9). The new debenture contains an embedded derivative feature (see Note 12).

In May 2014, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a promissory note holder and an unrelated party, the Company transferred $25,000 of the accrued interest balance to the unrelated party in the form of a convertible note for $25,000 (see Notes 7 and 9). The new debenture contains an embedded derivative feature (see Note 12).

In May 2014, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a convertible promissory note holder and an unrelated party, the Company transferred $50,000 of the note balance to the unrelated party in the form of a convertible note for $50,000 (see Note 7). The new debenture contains an embedded derivative feature (see Note 12).

In June 2014, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a promissory note holder and an unrelated party, the Company transferred $18,768 of the accrued interest balance to the unrelated party in the form of a convertible note for $18,768 (see Notes 7 and 9). The new debenture contains an embedded derivative feature (see Note 12).

In June 2014, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a promissory note holder and an unrelated party, the Company transferred $30,000 of the note balance and $1,500 of the accrued interest balance to the unrelated party in the form of a convertible note for $31,500 (see Note 7). The new debenture contains an embedded derivative feature (see Note 12).

In July 2014, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a promissory note holder and an unrelated party, the Company transferred $25,000 of the note balance and $16,151 of the accrued interest balance to the unrelated party in the form of a convertible note for $41,151 (see Note 7). Prior to the July 2014 transaction, the promissory note was sold to another unrelated party in June 2014. The new debenture contains an embedded derivative feature (see Note 12).

In October 2014, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a convertible promissory note holder and an unrelated party, the Company transferred $50,000 of the note balance and $2,500 of the accrued interest balance to the unrelated party in the form of a convertible note for $52,500 (see Note 7). The new debenture contains an embedded derivative feature (see Note 12).

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

Assignment

In October 2010, the Company assigned the proceeds of six of the Company’s open receivables invoices, in the total amount of $20,761, to its CEO. The assignment was non-interest bearing and fee free with a due date for repayment of November 20, 2010. Partial repayments of the assignment were made in October 2010 for $4,218 and November 2010 for $4,125. The due date of the assignment has been extended to December 31, 2015 (see Note 10).

Due to Factor

In March 2007, the Company entered into a sale and subordination agreement with a factoring firm whereby the Company sold its rights to two invoices, from February 2007 and March 2007, totaling $470,200 to the factor. Upon signing the agreement and providing the required disclosures, the factor remitted 65%, or $144,440, of the February 2007 invoice and a certain percentage of $53,010 of the March 2007 invoice to the Company. The Company paid a $500 credit review fee to the factor relating to the agreement. Per the terms of the agreement, once the Company’s client remits the invoice amount to the factor, the factor deducts a discount fee from the remaining balance of the factored invoices and forwards the net proceeds to the Company. The discount fee is computed as a percentage of the face amount of the invoice as follows: 2.25% fee for invoices paid within 30 days of the down payment date with an additional 1.125% for each 15 day period thereafter. In September 2007, the February 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In December 2007, the March 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In February 2008, the Company and the factor agreed to a total settlement amount of $75,000, which was scheduled to be paid by the Company to the factor in September 2008 unless both parties mutually agreed to extend the due date. In September 2008, the Company and the factor reached a verbal agreement to extend the due date to December 31, 2008. The Company is pursuing a further extension. As of December 31, 2014, the balance due to the factor by the Company was $209,192 including interest.

Litigation

On March 25, 2013 the Company filed a complaint in the United States District Court for the District of New Jersey (case no: 13-cv-01895 (SRC)(CLW)) vs. WhiteSky, Inc (an existing channel partner). The Company filed claims that WhiteSky effectuated multiple contract breaches, misappropriation of trade secrets, breach of Intellectual Property, and disclosure of confidential information in commencing attempts to replace the Company’s “GuardedID® Customized Desktop Product” with a third party's product since November 2012, even though the contractual agreement did not expire until May 2014. In July 2013, the Company filed an amended complaint based on the Court’s rulings on the motions, which required some minor adjustments and strengthening based on what the Company learned through early admissible discovery. In early 2014 settlement discussions commenced and the lawsuit was settled on March 9, 2015 with mutually agreed upon terms.

On March 28, 2013 the Company initiated patent litigation against PhoneFactor, Inc., a subsidiary of Microsoft Inc., Fiserv, Inc., and First Midwest Bancorp, Inc. in the U.S. District Court for the District of Delaware in Wilmington, for Infringement of United States Patent No. 7,870,599 (the ’599 Patent). Currently Fiserv, Inc. is released from this complaint and the Company has amended this complaint, in April 2014, to include the Company’s two additional Out-of-Band patents (Patent Nos.: 8,484,698 & 8,713,701). As of December 31, 2014 the case was in full discovery. As of March 2015, the Markman hearing was held and the deliberations are continuing.

On May 22, 2013 the Company filed a Complaint in the U.S. District Court for the District of New Jersey seeking a declaratory judgment that (1) it does not infringe upon a patent for customer authentication technology owned by Authentify Patent Co., LLC (“Authentify”), and (2) the Authentify patent is invalid under the Patent Act. The Company’s action was filed in response to an April 26, 2013 filing by Authentify of a patent infringement action against the Company in Federal district court in Seattle, Washington, claiming that the Company has infringed upon Authentify’s patent, U.S. Patent No. 6,934,858. As of March 2015, the New Jersey complaint has been dropped and the Washington complaint was settled. Per the terms of the settlement, both parties have agreed to execute waivers that guarantee no further legal action against each other relating to this matter.

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

Sales of Shares of Series B Preferred Stock

In February 2014, the Company sold subscriptions to three individuals for the purchase of shares of its Series B preferred stock at $1.50 per share. The Company sold a total of 25,335 shares, for $38,000, that are convertible into shares of its common stock at a 40% discount to current market value, defined as the average of the immediately prior five trading day's closing prices upon receipt of a conversion notice, and with a minimum price level set by the Company's Board of Directors at $0.005. The Series B preferred shares can be converted at any time after six months from the subscription agreements, but only once every 30 days. The conversion feature of the subscription agreement contains an embedded derivative (see Note 12).

In March 2014, the Company sold subscriptions to one individual for the purchase of shares of its Series B preferred stock at $1.50 per share. The Company sold a total of 16,667 shares, for $25,000, that are convertible into shares of its common stock at a 40% discount to current market value, defined as the average of the immediately prior five trading day's closing prices upon receipt of a conversion notice, and with a minimum price level set by the Company's Board of Directors at $0.005. The Series B preferred shares can be converted at any time after six months from the subscription agreements, but only once every 30 days. The conversion feature of the subscription agreement contains an embedded derivative (see Note 12).

In April 2014, the Company sold subscriptions to one individual for the purchase of shares of its Series B preferred stock at $1.50 per share. The Company sold a total of 33,334 shares, for $50,000, that are convertible into shares of its common stock at a 40% discount to current market value, defined as the average of the immediately prior five trading day's closing prices upon receipt of a conversion notice, and with a minimum price level set by the Company's Board of Directors at $0.005. The Series B preferred shares can be converted at any time after six months from the subscription agreements, but only once every 30 days. The conversion feature of the subscription agreement contains an embedded derivative (see Note 12).

In May 2014, the Company sold subscriptions to three individuals for the purchase of shares of its Series B preferred stock at $1.50 per share. The Company sold a total of 66,668 shares, for $100,000, that are convertible into shares of its common stock at a 40% discount to current market value, defined as the average of the immediately prior five trading day's closing prices upon receipt of a conversion notice, and with a minimum price level set by the Company's Board of Directors at $0.005. The Series B preferred shares can be converted at any time after six months from the subscription agreements, but only once every 30 days. The conversion feature of the subscription agreement contains an embedded derivative (see Note 12).

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

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the 1:1,500 reverse stock split adopted in March 2014.

In February 2014, a decrease of the authorized shares of the Company's common stock from six billion seven hundred fifty million (6,750,000,000) to one billion, five hundred million (1,500,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to the Company's Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in March 2014.

In March 2014, the Company's transfer agent issued 3 shares of the Company's common stock, as adjusted by the Company’s 1:650 reverse stock split adopted in January 2015, valued at $302, as rounding shares relating to the Company's 1:1,500 reverse stock split of the Company's issued and outstanding shares of common stock that was adopted in March 2014.

In December 2014, an increase of the authorized shares of the Company's common stock from one billion, five hundred million (1,500,000,000) to nine billion (9,000,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to the Company's Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in December 2014.

In December 2014, a 1:650 reverse stock split of the Company's issued and outstanding shares of common stock was ratified, effective upon the filing of an amendment to the Company's Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in January 2015.

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the 1:650 reverse stock split adopted in January 2015.

In December 2014, a decrease of the authorized shares of the Company's common stock from nine billion (9,000,000,000) to three billion (3,000,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to the Company's Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in January 2015.

Issuance of Common Stock for Services

In December 2009, the Company entered into a retainer agreement with an attorney, whereas the attorney acts as house counsel for the Company with respect to all general corporate matters. The agreement is at will and required a payment of 1 share of common stock, valued at $48,750 per share, as adjusted by the Company’s 1:650 reverse stock split, due upon execution. Commencing on January 1, 2010, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market, and the total of which remains 2,500 shares post to the Company's March 2014 and January 2015 reverse stock splits For the year ended December 31, 2014 and 2013, the Company issued a total of 60 shares of restricted common stock, of which 12 shares were from 2013, valued at $2,980 and 1 share of restricted common stock, valued at $109, respectively, as adjusted by the Company’s 1:650 reverse stock split, all of which have been expensed as legal fees, related to the agreement.

In May 2012, the Company entered into a consulting agreement with a firm whereby the consultant will provide public relations services to the Company. The consultant will receive a fee of $7,000 per month and $500 per month in the form of restricted shares of the Company's common stock valued on the closing market price of the first day of each month that the agreement is in effect. In 2013, the consultant received 8 shares, as adjusted by the Company’s 1:650 reverse stock split, of the Company's common stock valued at $3,750. The value of all of the shares issued has been expensed as consulting fees (see Note 14).

Issuance of Common Stock for Financing

In March 2010, the Company executed a promissory note for $50,000 with its CEO, bearing interest at 10% per annum, maturing on April 30, 2011. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 1 restricted share, as adjusted by the Company’s 1:650 reverse stock split, of the Company’s common stock, valued at $24,375 per share, as adjusted by the Company’s 1:650 reverse stock split, and expensed in 2010. In January 2015, the note was extended to December 31, 2015 (see Note 10).

In May 2010, the Company executed a promissory note for $50,000, bearing interest at 10% per annum, maturing on May 21, 2013. As consideration for executing the note, the Company issued 1 share, as adjusted by the Company’s 1:650 reverse stock split, of restricted common stock, valued at $8,775 per share, as adjusted by the Company’s 1:650 reverse stock split, to the note holder. For the year ended December 31, 2014 and 2013, the Company expensed $0 and $250, respectively, of financing expenses related to the shares (see Note 9).

Conversions to Common Stock

For the year ended December 31, 2014, the Company received conversion notices from Adar Bays to convert the balance of a $37,000 note dated March 24, 2014, and $2,114 of accrued interest, and $23,809 of a back-end note dated September 23, 2014, that tacks back to March 24, 2014, into 395,854 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.0377 to $1.0556 per share, as adjusted by the Company's 1:650 reverse stock split (see Note 7).

For the year ended December 31, 2014, the Company received conversion notices from Asher to convert $148,100 of notes dated June 4, 2013, July 17, 2013 and March 11, 2014, and $6,820 of accrued interest, into 76,073 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.286 to $72.28 per share, as adjusted by the Company's 1:650 reverse stock split (see Note 7).

For the year ended December 31, 2014, the Company received conversion notices from Auctus to convert $17,000 of a note dated May 28, 2013, and accrued interest of $1,579, $32,750 of a note dated October 1, 2013, and accrued interest of $1,725, and $4,312 of a note dated May 21, 2014, and accrued interest of $1,178, into 144,767 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.039 to $58.50 per share, as adjusted by the Company's 1:650 reverse stock split (see Note 7).

For the year ended December 31, 2014, the Company received conversion notices from Black Arch to convert $41,151, and legal fees of $2,959, of a note originally issued to a non-related third party on January 22, 2008, and sold to the investor firm with no additional consideration to the Company, into 25,686 unrestricted shares of the Company's common stock, at conversion prices ranging from $1.0205 to $4.979 per share, as adjusted by the Company's 1:650 reverse stock split (see Note 7).

For the year ended December 31, 2014, the Company received conversion notices from GEL to convert $31,500 of a convertible note originally issued to a non-related third party on September 29, 2006, and sold to the investor firm with no additional consideration to the Company, into 8,521 unrestricted shares of the Company's common stock, at conversion prices ranging from $1.9227 to $8.671 per share, as adjusted by the Company's 1:650 reverse stock split (see Note 7).

For the year ended December 31, 2014, the Company received conversion notices from Iconic to convert $86,502 of notes dated June 4, 2013, July 23, 2013 and October 4, 2013, and accrued interest of $7,252, into 3,435 unrestricted shares of the Company's common stock, at conversion prices ranging from $11.739 to $58.50 per share, as adjusted by the Company's 1:650 reverse stock split (see Note 7).

For the year ended December 31, 2014, the Company received conversion notices from JMJ to convert $52,596 of a note dated March 26, 2014 into 321,538 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.039 to $5.85 per share, as adjusted by the Company's 1:650 reverse stock split (see Note 7).

For the year ended December 31, 2014, the Company received conversion notices from JSJ to convert $50,000, and accrued interest of $865, of a note originally issued to a non-related third party on June 9, 2006, and sold to the investor firm with no additional consideration to the Company, and $3,474 of a note dated May 25, 2014 into 113,641 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.0377 to $12.1875 per share, as adjusted by the Company's 1:650 reverse stock split (see Note 7).

For the year ended December 31, 2014, the Company received conversion notices from KBM to convert $15,665 of a note dated April 8, 2014 into 109,819 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.078 to $0.2795 per share, as adjusted by the Company's 1:650 reverse stock split (see Note 7).

For the year ended December 31, 2014, the Company received a conversion notice from LG Capital to convert $24,950, and accrued interest of $1,489, of a note dated March 14, 2014 into 231,939 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.0377 to $1.0179 per share, as adjusted by the Company's 1:650 reverse stock split (see Note 7).

For the year ended December 31, 2014, the Company received conversion notices from Tarpon to convert $127,018 of a note originally issued to a non-related third party on February 29, 2008, and sold to the investor firm with no additional consideration to the Company, into 7,902 unrestricted shares of the Company's common stock, at conversion prices ranging from $8.25825 to $66.1375 per share, as adjusted by the Company's 1:650 reverse stock split (see Note 7).

For the year ended December 31, 2014, the Company received conversion notices from Tonaquint to convert $55,000, and accrued interest of $4,200 and legal fees of $3,200 of a note dated October 18, 2013 into 22,279 unrestricted shares of the Company's common stock, at conversion prices ranging from $1.053 to $21.489 per share, as adjusted by the Company's 1:650 reverse stock split (see Note 7).

For the year ended December 31, 2014, the Company received conversion notices from Union to convert $34,390, and accrued interest of $334, of a note originally issued to a non-related third party on September 23, 2006, and sold to the investor firm with no additional consideration to the Company, into 341,169 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.0377 to $0.7917 per share, as adjusted by the Company's 1:650 reverse stock split (see Note 7).

For the year ended December 31, 2014, the Company received a conversion notice from Vista to convert $37,220 of a note dated April 1, 2014 into 238,462 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.065 to $0.585 per share, as adjusted by the Company's 1:650 reverse stock split (see Note 7).

For the year ended December 31, 2014, the Company received conversion notices from WHC to convert $28,943 of a note originally issued to a non-related third party on June 6, 2006, and sold to the investor firm with no additional consideration to the Company, and $77,303 of a note originally issued to a non-related third party on January 23, 2009, and $633 of accrued interest, and sold to the investor firm with no additional consideration to the Company, into 85,413 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.0754 to $56.55 per share, as adjusted by the Company's 1:650 reverse stock split (see Note 7).

For the year ended December 31, 2013, the Company received conversion notices from ICG to convert $36,660 of the January 3, 2012 note into 26 unrestricted shares of the Company's common stock at conversion prices ranging from $1,098.50 to $1,651.00, as adjusted by the Company’s 1:650 reverse stock split (see Note 7).

For the year ended December 31, 2013, the Company received conversion notices from Asher to convert the remaining balance of $8,500 of the note due February 8, 2013, including accrued interest of $1,300, the full balance of $42,500 of the note due April 30, 2013, including accrued interest of $1,700, the full balance of $32,500 of the note due August 5, 2013, including accrued interest of $1,300, the full balance of $50,340 of the note due June 14, 2013, the full balance of $42,500 of the note due September 27, 2013, including accrued interest of $1,700, the full balance of $42,500 of the note due November 26, 2013, including accrued interest of $1,700, the full balance of $50,000 of the note due April 15, 2014, the full balance of $50,000 of the note due July 9, 2014, the full balance of $42,500 of the note due January 24, 2014, including accrued interest of $1,700, and $22,400 of the note due March 6, 2014 into 887 unrestricted shares of the Company's common stock, at conversion prices ranging from $97.50 to $3,022.50 per share, as adjusted by the Company’s 1:650 reverse stock split (see Note 7).

For the year ended December 31, 2013 the Company received conversion notices from Auctus to convert the full balance of $27,750 of the note due August 30, 2013, including accrued interest of $1,291, the full balance of $27,750 of the note due November 19, 2013, including accrued interest of $1,308, and $15,750 of the note due February 28, 2014 into 227 unrestricted shares of the Company's common stock, at conversion prices ranging from $175.50 to $2,076.75 per share, as adjusted by the Company’s 1:650 reverse stock split (see Note 7).

For the year ended December 31, 2013 the Company received a conversion notice from Klei to convert the full balance of $25,000 of the note due April 23, 2014, including accrued interest of $1,112, into 89 unrestricted shares of the Company's common stock, at a conversion price of $292.50 per share, as adjusted by the Company’s 1:650 reverse stock split (see Note 7).

For the year ended December 31, 2013, the Company received conversion notices from Iconic to convert the full balance of $55,152 of one of the notes due June 4, 2014, the full balance of $50,000 of another of the notes due June 4, 2014, the full balance of $60,000 of the note due July 17, 2014, the full balance of $70,000 of one of the notes due October 4, 2014, $50,498 of the remaining note due June 4, 2014 into 1,096 unrestricted shares of the Company's common stock, at conversion prices ranging from $58.50 to $1,696.50 per share, as adjusted by the Company’s 1:650 reverse stock split (see Note 7).

For the year ended December 31, 2013, the Company received conversion notices from Southridge to convert the full balance of $25,000 of the note due July 16, 2014, and $375 in legal fees, the full balance of $25,000 of the note due August 4, 2014, and $275 in legal fees, and the full balance of $25,000 of the note due August 18, 2014, and $375 in legal fees, into 277 unrestricted shares of the Company's common stock, at conversion prices ranging from $214.50 to $375.375 per share, as adjusted by the Company’s 1:650 reverse stock split (see Note 7).

For the year ended December 31, 2013, the Company received conversion notices from WHC to convert $41,057 of the note due November 13, 2014 into 279 unrestricted shares of the Company's common stock, at conversion prices ranging from $56.55 to $169.65 per share, as adjusted by the Company’s 1:650 reverse stock split (see Note 7).

For the year ended December 31, 2013 the Company received a conversion notice from Tarpon to convert $16,750 of the note due September 20, 2014 into 312 unrestricted shares of the Company's common stock, at a conversion price of $26.325 per share, as adjusted by the Company’s 1:650 reverse stock split (see Note 7).

Issuance of Warrants and Options for Financing and Acquiring Services

In connection with consulting agreements, the Company issued warrants for 14 shares, as adjusted by the Company’s 1:650 reverse stock split, to consultants, all of which were deemed earned upon issuance for the reporting period ended December 31, 2014 (see Note 14). The fair value of these warrants granted, estimated on the date of grant using the Black-Scholes option-pricing model, was $1,242, which has been recorded as consulting expenses.

In October 2013, the Company entered into a purchase agreement with Tonaquint which included five year warrants for 94 shares of the Company's common stock, at an exercise price of $260, as adjusted by the Company’s 1:650 reverse stock split, subject to adjustments (see Note 7). Per the terms of the reset feature of the warrants, an additional 1,080 warrant shares were issued at December 31, 2014, for a total of 1,174 warrant shares. For the year ended December 31, 2014, the Company received warrant exercise notices from the warrant holder to convert 110 warrant shares into 323,303 unrestricted shares of the Company's common stock, at exercise prices ranging from $0.039 to $1,053 per share, as adjusted by the Company’s 1:650 reverse stock split (see Note 7).

In April 2014, the Company entered into a purchase agreement with Tonaquint which included five year warrants for 611 shares of the Company's common stock, at an exercise price of $21.50, as adjusted by the Company’s 1:650 reverse stock split, subject to adjustments (see Note 7). As of December 31, 2014, no warrants have been exercised from this agreement.

In October 2014, the Company entered into a purchase agreement with Tonaquint which included five year warrants for 28,320 shares of the Company's common stock, at an exercise price of $0.46345, as adjusted by the Company’s 1:650 reverse stock split, subject to adjustments (see Note 7). As of December 31, 2014, no warrants have been exercised from this agreement.

The table below summarizes the Company’s warrant activities through December 31, 2014, as adjusted by the Company’s 1:650 reverse stock split:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2012	174	$1,462.50-9,750,000	$47,775	$1,525,791	$-

Granted	94	$3,900-390,000	$390,000	$61,636	$-
Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	(37)	$14,625-9,750,000	$32,175	$(482,177)	$-
Balance, December 31, 2013	231	$1,462.50-9,750,000	$155,025	$1,105,250	$-

Granted	30,025	$695-312,000	$2,651	$19,949	$-
Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(110)	$35,159	-	(8,521)	-
Exercised	(-)	-	-	-	-
Expired	(56)	$19,500-9,750,000	$86,314	$(528,199)	$-
Balance, December 31, 2014	30,090	$695-9,750,000	$25,486	$588,479	$-

Vested and exercisable, December 31, 2014	30,090	$695-9,750,000	$25,486	$588,479	$-

Unvested, December 31, 2014	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2014, as adjusted by the Company’s 1:650 reverse stock split:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$9,750,000	1	0.84	$9,750,000	1	0.84	$9,750,000

$695-312,000	30,089	1.31	$25,318	30,089	1.31	$25,318

$695 - $9,750,000	30,090	1.31	$25,486	30,090	1.31	$25,486

Issuance of Stock Options to Parties Other Than Employees for Acquiring Goods or Services

In January 2013, the Company granted an option to purchase 11 shares, as adjusted by the Company’s 1:650 reverse stock split, of its common stock to NetLabs, Inc. in exchange for the assignment of the entire right, title and interest in and to the “Out-of-Band Patent”. The Options were valued at $1,636.36 per share, as adjusted by the Company’s 1:650 reverse stock split, or $18,000, which was recorded as Patent.

The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

January 30, 2013

Expected life (year)	10.00

Expected volatility	142.00%

Risk-free interest rate	2.03%

Expected annual rate of quarterly dividends	0.00%

As of December 31, 2014, options to purchase an aggregate of 13 shares, as adjusted by the Company’s 1:650 reverse stock split, of its common stock for non-employees were outstanding. The exercise price of the options to purchase 2 and 11 shares its common stock is $5,850.00 and $1,636.36, respectively, yielding a weighted average exercise price of $2,925.00, as adjusted by the Company’s 1:650 reverse stock split. In January 2013, options to purchase an aggregate of 1 share of the Company's common stock at $3,510,000 per share, as adjusted by the Company’s 1:650 reverse stock split, were cancelled per an agreement executed with NetLabs, Inc. Also in January 2013, options to purchase an aggregate of 1 share, as adjusted by the Company’s 1:650 reverse stock split, of the Company's common stock, valued at $13,500 per share, expired.

Note 16 - Stock Based Compensation

2004 Equity Incentive Plan

In September 2004, the stockholders approved the Equity Incentive Plan for the Company’s employees (“Incentive Plan”), effective April 1, 2004. The number of shares authorized for issuance under the Incentive Plan was increased to 10 in September 2006, 15 in March 2007, 20 in June 2007, 103 in December 2007 and 205 in April 2011, as adjusted by the Company’s 1:650 reverse stock split, by unanimous consent of the Board of Directors prior to 2011 and by majority consent of the Board of Directors in 2011.

2012 Stock Option Plan

In November 2012, the stockholders approved the 2012 Stock Option Plan (“2012 Stock Incentive Plan”) for the Company’s employees, effective January 3, 2013. The number of shares authorized for issuance under the plan is 103, as adjusted by the Company’s 1:650 reverse stock split.

Options granted in January 2013

On January 3, 2013, the Company granted options to purchase 5 shares of its common stock to the Company’s management team and employees with an exercise price at $2,242.50 per share, as adjusted by the Company’s 1:650 reverse stock split, expiring ten (10) years from the date of grant vesting over an eight month period.

The Company estimated the fair value of 2013 options on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

January 3, 2013

Expected life (year)	10.00

Expected volatility	154.00%

Risk-free interest rate	1.92%

Expected annual rate of quarterly dividends	0.00%

The table below summarizes the Company’s 2004 Incentive Plan and 2012 Stock Incentive Plan activities through December 31, 2014, as adjusted by the Company’s 1:650 reverse stock split:

	Number of Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2012	144	$2,437.50-9,750,000	$13,650	$3,214,621	$-

Granted	5	$2,242.50	$2,242.50	$10,000	-
Canceled for cashless exercise	(-)	$975,000	$2,730,000	$(41,488)	-

Exercised (Cashless)	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	(5)	$19,500 – 78,000	$58,500	$(383,480)	-
Balance, December 31, 2013	144	$2,242.50-9,750,000	$12,646	$2,799,653	$-

Granted	-	-	-	-	-
Canceled	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	(-)	9,750,000	9,750,000	$(14,840)	-
Balance, December 31, 2014	144	$2,242.5-9,750,000	$12,646	$2,784,813	$-

Vested and exercisable, December 31, 2014	144	$2,242.5-9,750,000	$12,646	$2,784,813	$-

Unvested, December 31, 2014	-	$-	$-	$-	$-

As of December 31, 2014, options to purchase an aggregate of 142 shares of common stock were outstanding under the 2004 incentive plan and 2012 Stock Incentive Plan and there were 166 shares remaining available for issuance, as adjusted by the Company’s 1:650 reverse stock split. Also in May 2013, options to purchase an aggregate of 1 share of the Company's common stock, at $975,000 per share and 1 share of the Company's common stock, at $9,750,000 per share, as adjusted by the Company’s 1:650 reverse stock split, were cancelled.

The following table summarizes information concerning 2004 Incentive plan and 2012 Stock Incentive Plan as of December 31, 2014, as adjusted by the Company’s 1:650 reverse stock split:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$9,750,000	1	0.26	$9,750,000	1	0.26	$9,750,000

$975,000	1	1.51	$975,000	1	1.51	$975,000

$2,437.50-365,625	137	1.14	$10,935	137	1.14	$10,935

$2,242.50	5	8.00	$2,242.50	5	8.00	2,242.50

$2,242.50-9,750,000	144	1.38	$12,646	144	1.38	$12,646

Note 17 - Income Tax Provision

Deferred Tax Assets

As of December 31, 2014, the Company had deferred tax assets of approximately $6,250,388, resulting from certain temporary differences and net operating loss (“NOL”) carry-forwards of approximately $18,383,494, which are available to offset future taxable income, if any, through 2034. As utilization of the net operating loss carry-forwards and temporary difference is not considered more likely than not and accordingly, the deferred tax asset has been fully offset by a valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. The valuation allowance increased approximately $558,572 and $578,634 for the year ended December 31, 2014 and 2013, respectively.

Components of deferred tax assets are as follows:

	December 31, 2014	December 31, 2013
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	$6,250,388	$5,691,816

Less valuation allowance	(6,250,388)	(5,691,816)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements ofOperations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the year ended December 31, 2014	For the year ended December 31, 2013

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Tax Returns Remaining subject to IRS Audits

The Company’s operations are based in New Jersey and it is subject to federal and New Jersey state income tax. Tax years subsequent to 2007 are open to examination by United States and state tax authorities.

 Note 18 - Concentration of Credit Risk

Customers and Credit Concentrations

Revenue concentrations and the accounts receivables concentrations are as follows:

	Net Sales for the Year Ended		Accounts Receivable at
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

Customer A	45.4%	25.3%	35.9%	25.9%

Customer B	23.4%	-%	41.2%	-%

Customer C	-%	28.8%	-%	-%

Customer D	-%	-%	11.7%	-%

Customer E	-%	22.6%	-%	-%

	68.8%	76.7%	88.8%	25.9%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Note 19 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Convertible Notes Payable

In February 2015, the Company issued a convertible note for $25,000, bearing interest at 10% per annum, maturing on February 25, 2016 with Vista. The debenture contains an embedded derivative feature.

In February 2015, the Company issued a convertible note for $42,000, as a back-end note dating from July 7, 2014, net of legal fees of $2,000 for a total amount received of $40,000, bearing interest at 10% per annum, maturing on July 7, 2015 with LG Capital. The debenture contains an embedded derivative feature.

Note Payable - Related Party

In January 2015, the Company issued a promissory note for $19,875, non-interest bearing, maturing on January 9, 2017 with its CEO.

Debt Purchase Agreement

In February 2015, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a promissory note holder and Black Arch, the Company transferred $25,000 of the note balance to Black Arch in the form of a convertible note for $25,000, bearing interest at 10% per annum, with a maturity date of February 17, 2016. The new debenture contains an embedded derivative feature.

Conversions to Common Stock

In January 2015, the Company received conversion notices from Adar Bays to convert $11,110 of a note dated March 24, 2014, into 294,695 unrestricted shares of the Company's common stock, as adjusted by our 1:650 reverse stock split, at a conversion price of $0.0377 per share, as adjusted by our 1:650 reverse stock split (see Note 7).

In January 2015, the Company received a conversion notice from Auctus to convert $1,727, and accrued interest of $103, of a note dated May 21, 2014, into 93,833 unrestricted shares of the Company's common stock, as adjusted by our 1:650 reverse stock split, at a conversion price of $0.0195 per share, as adjusted by our 1:650 reverse stock split (see Note 7).

In January 2015, the Company received a conversion notice from JMJ to convert $4,974 of a note dated March 26, 2014, into 127,538 unrestricted shares of the Company's common stock, as adjusted by our 1:650 reverse stock split, at a conversion price of $0.039 per share, as adjusted by our 1:650 reverse stock split (see Note 7).

In January 2015, the Company received a conversion notice from JSJ to convert $3,308 of a note dated May 25, 2014, into 125,369 unrestricted shares of the Company's common stock, as adjusted by our 1:650 reverse stock split, at a conversion price of $0.02665 per share, as adjusted by our 1:650 reverse stock split (see Note 7).

In January 2015, the Company received a conversion notice from LG Capital to convert $4,400 of a note, and accrued interest of $362, dated March 14, 2014, into 126,303 unrestricted shares of the Company's common stock, as adjusted by our 1:650 reverse stock split, at a conversion price of $0.0377 per share, as adjusted by our 1:650 reverse stock split (see Note 7).

In January 2015, the Company received a conversion notice from Union to convert $4,490, and accrued interest of $121, of a note originally issued to a non-related third party on September 23, 2006, and sold to the investor firm with no additional consideration to the Company, into 122,296 unrestricted shares of the Company's common stock, as adjusted by our 1:650 reverse stock split, at a conversion price of $0.0377 per share, as adjusted by our 1:650 reverse stock split (see Note 7).

In January 2015, the Company received conversion notices from WHC to convert $8,720 of a note originally issued to a non-related third party on January 23, 2009, and sold to the investor firm with no additional consideration to the Company, into 233,889 unrestricted shares of the Company's common stock, as adjusted by our 1:650 reverse stock split, at conversion prices ranging from $0.036946 to $0.0377 per share, as adjusted by our 1:650 reverse stock split (see Note 7).

In February 2015, the Company received a conversion notice from Adar Bays to convert $1,285 of a note dated March 24, 2014, into 221,552 unrestricted shares of the Company's common stock, as adjusted by our 1:650 reverse stock split, at a conversion price of $0.0058 per share, as adjusted by our 1:650 reverse stock split (see Note 7).

In February 2015, the Company received a conversion notice from Auctus to convert $806, and accrued interest of $322, of a note dated May 21, 2014, into 188,000 unrestricted shares of the Company's common stock, as adjusted by our 1:650 reverse stock split, at a conversion price of $0.006 per share, as adjusted by our 1:650 reverse stock split (see Note 7).

In February 2015, the Company received conversion notices from Black Arch to convert $4,720 of a note originally issued to a non-related third party on February 11, 2008, and sold to the investor firm with no additional consideration to the Company, into 536,667 unrestricted shares of the Company's common stock, as adjusted by our 1:650 reverse stock split, at conversion prices ranging from $0.006 to $0.015 per share, as adjusted by our 1:650 reverse stock split (see Note 19 above).

In February 2015, the Company received a conversion notice from JMJ to convert $810 of a note dated March 26, 2014, into 225,000 unrestricted shares of the Company's common stock, as adjusted by our 1:650 reverse stock split, at a conversion price of $0.0036 per share, as adjusted by our 1:650 reverse stock split (see Note 7).

In February 2015, the Company received conversion notices from KBM to convert $3,470 of a note dated April 8, 2014, into 598,275 unrestricted shares of the Company's common stock, as adjusted by our 1:650 reverse stock split, at a conversion price of $0.0058 per share, as adjusted by our 1:650 reverse stock split (see Note 7).

In February 2015, the Company received a conversion notice from LG Capital to convert $1,135 of a note, and accrued interest of $107, dated March 14, 2014, into 214,132 unrestricted shares of the Company's common stock, as adjusted by our 1:650 reverse stock split, at a conversion price of $0.0058 per share, as adjusted by our 1:650 reverse stock split (see Note 7).

In February 2015, the Company received a conversion notice from WHC to convert $893 of a note originally issued to a non-related third party on January 23, 2009, and sold to the investor firm with no additional consideration to the Company, into 256,668 unrestricted shares of the Company's common stock, as adjusted by our 1:650 reverse stock split, at a conversion price of $0.00348 per share, as adjusted by our 1:650 reverse stock split (see Note 7).

In March 2015, the Company received a conversion notice from Adar Bays to convert $1,030 of a note dated March 24, 2014, into 572,859 unrestricted shares of the Company's common stock, as adjusted by our 1:650 reverse stock split, at a conversion price of $0.001798 per share, as adjusted by our 1:650 reverse stock split (see Note 7).

In March 2015, the Company received conversion notices from Auctus to convert $3,069, and accrued interest of $406, of a note dated May 21, 2014, into 2,040,925 unrestricted shares of the Company's common stock, as adjusted by our 1:650 reverse stock split, at conversion prices ranging from $0.00066 to $0.00435 per share, as adjusted by our 1:650 reverse stock split (see Note 7).

In March 2015, the Company received conversion notices from Black Arch to convert $4,458 of a note originally issued to a non-related third party on February 11, 2008, and sold to the investor firm with no additional consideration to the Company, into 2,820,000 unrestricted shares of the Company's common stock, as adjusted by our 1:650 reverse stock split, at conversion prices ranging from $0.00066 to $0.0042 per share, as adjusted by our 1:650 reverse stock split (see Note 19 above).

In March 2015, the Company received conversion notices from Iconic to convert $6,739 of a note dated May 30, 2014, into 2,421,422 unrestricted shares of the Company's common stock, as adjusted by our 1:650 reverse stock split, at conversion prices ranging from $0.0015 to $0.0039 per share, as adjusted by our 1:650 reverse stock split (see Note 7).

In March 2015, the Company received a conversion notice from JMJ to convert $945 of a note dated March 26, 2014, into 630,000 unrestricted shares of the Company's common stock, as adjusted by our 1:650 reverse stock split, at a conversion price of $0.0015 per share, as adjusted by our 1:650 reverse stock split (see Note 7).

In March 2015, the Company received conversion notices from KBM to convert $5,360 of a note dated April 8, 2014, into 3,464,736 unrestricted shares of the Company's common stock, as adjusted by our 1:650 reverse stock split, at conversion prices ranging from $0.00064 to $0.0052 per share, as adjusted by our 1:650 reverse stock split (see Note 7).

In March 2015, the Company received conversion notices from Vista to convert $2,990 of a note dated April 1, 2014, into 2,540,000 unrestricted shares of the Company's common stock, as adjusted by our 1:650 reverse stock split, at conversion prices ranging from $0.0004 to $0.00275 per share, as adjusted by our 1:650 reverse stock split (see Note 7).

In March 2015, the Company received conversion notices from WHC to convert $1,300 of a note originally issued to a non-related third party on January 23, 2009, and sold to the investor firm with no additional consideration to the Company, into 1,334,895 unrestricted shares of the Company's common stock, as adjusted by our 1:650 reverse stock split, at conversion prices ranging from $0.000638 to $0.00145 per share, as adjusted by our 1:650 reverse stock split (see Note 7).

In April 2015, the Company received a conversion notice from Auctus to convert $643, and accrued interest of $75, of a note dated May 21, 2014, into 1,088,258 unrestricted shares of the Company's common stock, as adjusted by our 1:650 reverse stock split, at a conversion price of $0.006 per share, as adjusted by our 1:650 reverse stock split (see Note 7).

In April 2015, the Company received a conversion notice from Black Arch to convert $1,386 of a note originally issued to a non-related third party on February 11, 2008, and sold to the investor firm with no additional consideration to the Company, into 2,100,000 unrestricted shares of the Company's common stock, as adjusted by our 1:650 reverse stock split, at a conversion price of $0.00066 per share, as adjusted by our 1:650 reverse stock split (see Note 19 above).

In April 2015, the Company received a conversion notice from Iconic to convert $1,253 of a note dated May 30, 2014, into 2,610,417 unrestricted shares of the Company's common stock, as adjusted by our 1:650 reverse stock split, at a conversion price of $0.00048 per share, as adjusted by our 1:650 reverse stock split (see Note 7).

In April 2015, the Company received a conversion notice from JMJ to convert $521 of a note dated March 26, 2014, into 1,085,000 unrestricted shares of the Company's common stock, as adjusted by our 1:650 reverse stock split, at a conversion price of $0.00048 per share, as adjusted by our 1:650 reverse stock split (see Note 7).

In April 2015, the Company received a conversion notice from WHC to convert $636 of a note originally issued to a non-related third party on January 23, 2009, and sold to the investor firm with no additional consideration to the Company, into 1,371,639 unrestricted shares of the Company's common stock, as adjusted by our 1:650 reverse stock split, at a conversion price of $0.00046 per share, as adjusted by our 1:650 reverse stock split (see Note 7).

Cashless Exercise of Warrants

In January 2015, the Company received a warrant exercise notice from Tonaquint to convert 12 warrant shares, of Tonaquint Warrants #1, into 191,373 unrestricted shares of the Company's common stock, at an exercise price of $0.039 per share, as adjusted by the Company’s 1:650 reverse stock split (see Notes 7 and 15).

Common Stock

In March 2015, the Company's transfer agent issued 1,427 shares of the Company's common stock, as adjusted by the Company’s 1:650 reverse stock split, valued at $4.71, as rounding shares related to the Company's 1:650 reverse stock split of the Company's issued and outstanding shares of common stock that was adopted in January 2015 (see Note 15).

Issuance of Common Stock for Services

In March 2015, the Company issued a total of 7,500 shares of restricted common stock, valued at $18.75, which has been expensed as legal fees, related to a retainer agreement with the Company's attorney (see Note 14).

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

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”), of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2014. Based upon that evaluation, our CEO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below.

Management's Report on Internal Control Over Financial Reporting

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) as of December 31, 2014. Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base their assessment.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of December 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.

We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the year ending December 31, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS.

The following sets forth our executive officers and/or Directors, their ages, and all offices and positions held with us.

Name	Age	Position
Mark L. Kay	66	Chief Executive Officer and Chairman of the Board of Directors
Philip E. Blocker	58	Chief Financial Officer
Ramarao Pemmaraju	54	Chief Technical Officer and Director
George Waller	57	Executive Vice President and Marketing Director

Our Directors hold their offices until the next annual meeting of the our shareholders and until their successors have been duly elected and qualified or until their earlier resignation, removal of office or death. Our executive officers are elected by the Board of Directors to serve until their successors are elected and qualified.

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

During fiscal 2014, our Board of Directors met twenty four times. The Board of Directors also uses written resolutions to deal with certain matters and, during fiscal 2014 twenty-seven written resolutions were signed by a majority of the Directors.

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

StrikeForce Technologies, Inc.

1090 King George’s Post Road

Suite #603

Edison, NJ 08837

Attn: Mark L. Kay, Chairman

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of StrikeForce during the years ended December 31, 2014 and 2013, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during 2014 and 2013. The foregoing persons are collectively referred to in this Form 10-K as the “Named Executive Officers.” Compensation information is shown for the years ended December 31, 2014 and 2013:

		Salary	Bonus	Stock Awards	Incentive Plan Option Awards	Securities Underlying Options/SARs	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name/ Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Mark L. Kay	2014	98,000							98,000
Chief Executive Officer	2013	98,000	-	2,000	-	-	-	-	100,000

George Waller	2014	98,000							98,00
Executive Vice President	2013	98,000	-	2,000	-	-	-	-	100,000

Ramarao Pemmaraju	2014	98,000							98,000
Chief Technical Officer	2013	98,000	-	2,000	-	-	-	-	100,000

On July 31, 2010, Philip E. Blocker was appointed our Chief Financial Officer. Mr. Blocker is not our employee and he received no payments or option awards in 2014.

Outstanding Option Awards at Year End

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested, and equity-incentive plan awards outstanding at December 31, 2014, as adjusted by our 1:650 reverse stock split, for each Named Executive Officer and/or Director.

Outstanding Equity Awards At Fiscal Year-End Table

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mark L. Kay	1	-	-	$365,265	03/02/17	-	-	-	-
	1	-	-	$234,000	03/16/17	-	-	-	-
	1	-	-	$224,250	04/27/17	-	-	-	-
	1	-	-	$195,000	05/25/17	-	-	-	-
	1	-	-	$146,250	06/08/17	-	-	-	-
	1	-	-	$165,750	06/22/17	-	-	-	-
	3	-	-	$78,000	11/23/17	-	-	-	-
	1	-	-	$300.00	12/12/17	-	-	-	-
	1	-	-	$8,287.50	07/01/15	-	-	-	-
	11	-	-	$2,437.50	12/21/15	-	-	-	-
	3	-	-	$5,850.00	12/23/15	-	-	-	-
	16	-	-	$9,750.00	04/21/16	-	-	-	-
	1	-	-	$2,242.50	01/03/23	-	-	-	-

George Waller	1	-	-	$146,250	06/08/17	-	-	-	-
	1	-	-	$165,750	06/22/17	-	-	-	-
	1	-	-	$78,000	11/23/17	-	-	-	-
	1	-	-	$195,000	12/12/17	-	-	-	-
	1	-	-	$8,287.50	07/01/15	-	-	-	-
	11	-	-	$2,437.50	12/21/15	-	-	-	-
	3	-	-	$5,850.00	12/23/15	-	-	-	-
	16	-	-	$9,750.00	04/21/16	-	-	-	-
	1	-	-	$2,242.50	01/03/23	-	-	-	-

Ramarao Pemmaraju	1	-	-	$195,000	05/25/17	-	-	-	-
	7	-	-	$146,250	06/08/17	-	-	-	-
	1	-	-	$165,750	06/22/17	-	-	-	-
	1	-	-	$78,000	11/23/17	-	-	-	-
	1	-	-	$195,000	12/12/17	-	-	-	-
	1	-	-	$8,287.50	07/01/15	-	-	-	-
	11	-	-	$2,437.50	12/21/15	-	-	-	-
	3	-	-	$5,850.00	12/23/15	-	-	-	-
	16	-	-	$9,750.00	04/21/16	-	-	-	-
	1	-	-	$2,242.50	01/03/23	-	-	-	-

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

All Other Compensation Table

None.

Perquisites Table

None.

Director Compensation

All three of our directors were also our executive officers through December 31, 2014. Our directors did not receive any separate compensation for serving as such during fiscal 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Share Ownership of Certain Beneficial Owners

The following table sets forth certain information as of December 31, 2014, with respect to the shares of common stock beneficially owned by: (i) each director; (ii) each executive officer; (iii) all current executive officers (regardless of salary and bonus level) and directors as a group; and (iv) each person or entity known by us to beneficially own more than 5% of our outstanding common stock, as adjusted by our 1:650 reverse stock split. The address for each director and executive officer is 1090 King Georges Post Road, Suite 603, Edison, New Jersey 08837. Unless otherwise indicated, the shareholders listed in the table below have sole voting and investment powers with respect to the shares indicated:

This table is based upon information obtained from our stock records.

NAME OF BENEFICIAL OWNER	AMOUNT OF OWNERSHIP(1)	PERCENTAGE OF CLASS (2) (excluding Preferred Stock) (11)
Mark L. Kay	35 (3),(11)	0.0012%
Ramarao Pemmaraju	45 (4),(5),(11)	0.0015%
George Waller	32 (6),(7),(11)	0.0011%
All directors and executive officers as a group (3 persons)	112 (8)	0.0038%
NetLabs.com, Inc.	11 (9),(10)	0.0004%

_______________

(1)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 90 days from the date hereof.

52

(2)

Based on 2,453,522 shares of common stock outstanding as of December 31, 2014; also including 551,488 shares of common stock available upon the conversion of certain convertible loans, 155 shares of common stock underlying options and 30,090 shares of common stock underlying common stock purchase warrants, as adjusted by our 1:650 reverse stock split.

(3)

Includes 1 share of common stock available upon the conversion of certain convertible loans valued at $9,750,000 per share for $240,000 of convertibles and $7,312,500 per share for $28,000 of convertibles, 31 shares of common stock underlying vested five-year options valued from $2,242.50 to $9,750 per share, 1 share of common stock underlying vested ten-year options valued from $78,000 to $365,625 per share and 1 share of common stock underlying common stock purchase warrants, exercisable at $9,750,000, as adjusted by our 1:650 reverse stock split. Mark L. Kay, along with Ramarao Pemmaraju and George Waller each hold one share of Series A Preferred Shares which, collectively, allow the holders to vote up to 80% of the issued and outstanding shares of common and preferred stock; Mark Kay, along with Ramarao Pemmaraju and George Waller have irrevocably waived any conversion rights.

(4)

Includes 1 share of common stock available upon the conversion of certain convertible loans valued at $9,750,000 per share for $25,000 of convertibles and $7,312,500 per share for $5,000 of convertibles, 41 shares of common stock underlying vested five-year options valued from $2,242.50 to $9,750 per share, 1 share of common stock underlying vested ten-year options valued from $78,000 to $195,000 per share and 1 share of common stock underlying common stock purchase warrants, exercisable at $9,750,000, as adjusted by our 1:650 reverse stock split. Of the total shares, 13 shares, consisting of 1 share of common stock available upon the conversion of certain convertible loans valued at $9,750,000 per share for $25,000 of convertibles and $7,312,500 per share for $5,000 of convertibles, 11 shares of common stock underlying vested five-year options valued from $2,242.50 to $9,750 per share, 1 share of common stock underlying vested ten-year options valued from $78,000 to $195,000 per share and 1 share of common stock underlying common stock purchase warrants, exercisable at $9,750,000, as adjusted by our 1:650 reverse stock split are in the name of Sunita Pemmaraju who is a family member of Ramarao Pemmaraju. Mark L. Kay, along with Ramarao Pemmaraju and George Waller each hold one share of Series A Preferred Shares which, collectively, allow the holders to vote up to 80% of the issued and outstanding shares of common stock; Mark Kay, along with Ramarao Pemmaraju and George Waller have irrevocably waived any conversion rights.

(5)	Excludes shares owned by NetLabs.com, Inc. which is controlled by Ramarao Pemmaraju and another individual.

(6)	Shares are listed in the name of Katherine LaRosa who is a family member of George Waller.

(7)

Includes 31 shares of common stock underlying vested five-year options valued from $2,242.50 to $9,750 per share and 1 share of common stock underlying vested ten-year options valued from $78,000 to $195,000 per share, as adjusted by our 1:650 reverse stock split. Mark Kay, along with Ramarao Pemmaraju and George Waller each hold one share of Series A Preferred Shares which, collectively, allow the holders to vote up to 80% of the issued and outstanding shares of common stock; Mark Kay, along with Ramarao Pemmaraju and George Waller have irrevocably waived any conversion rights.

(8)

Includes 2 shares of common stock available upon the conversion of certain convertible loans valued at $9,750,000 per share for $265,000 of convertibles and $7,312,500 per share for $33,000 of convertibles, 103 shares of common stock underlying vested five-year options valued from $2,242.50 to $9,750,000 per share, 3 shares of common stock underlying vested ten-year options valued from $78,000 to $195,000 per share and 2 shares of common stock underlying common stock purchase warrants, exercisable at $9,750,000, as adjusted by our 1:650 reverse stock split. Excludes the Series A Preferred Shares: Mark L. Kay, along with Ramarao Pemmaraju and George Waller, each hold one share of Series A Preferred Shares which, collectively, allow the holders to vote up to 80% of the issued and outstanding shares of common stock; Mark Kay, along with Ramarao Pemmaraju and George Waller, have irrevocably waived any conversion rights.

(9)	Ramarao Pemmaraju controls NetLabs.com, Inc. along with another individual.

(10)	Includes 10 shares of common stock underlying vested ten-year options valued at $1,950 per share, as adjusted by our 1:650 reverse stock split.

(11)

Mark Kay, along with Ramarao Pemmaraju and George Waller hold 3 shares of preferred stock. The Series A Preferred Stock collectively has voting rights equal to eighty percent of the total current issued and outstanding shares of common stock.

DESCRIPTION OF SECURITIES

Equity Incentive Plan Information

The following table sets forth as of December 31, 2014, the total number of shares of our common stock which may be issued upon the exercise of outstanding stock options and other rights under compensation plans approved by the shareholders, and under compensation plans not approved by the shareholders, as adjusted by our 1:650 reverse stock split. The table also sets forth the weighted average purchase price per share of the shares subject to those options, and the number of shares available for future issuance under those plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	144		$12,646.00	166
Equity compensation plans not approved by security holders	N/A	$	N/A	N/A
Total	144		$12,646.00	166

Options for 137 shares, as adjusted by our 1:650 reverse stock split, have been granted under StrikeForce’s 2004 Equity Incentive Plan which was approved by unanimous consent of the Board of Directors. The option shares were granted at various times from May 2003 through December 2011 and are exercisable at a range of 2,437.50 to $9,375,000 per share, as adjusted by our 1:650 reverse stock split. In August 2008, twelve employees voluntarily surrendered for cancellation 12 options to purchase common stock, as adjusted by our 1:650 reverse stock split. Such surrender did not require any accounting recognition by us.

2012 Stock Option Plan

In November 2012, our stockholders approved the 2012 Stock Option Plan for our employees, effective January 3, 2013. The number of shares authorized for issuance under the plan is 103, as adjusted by our 1:650 reverse stock split.

In January 2013, we awarded options to purchase an aggregate of 7 shares of our common stock, as adjusted by our 1:650 reverse stock split, to our employees out of the 2012 Stock Option Plan. The three (3) officers received options to purchase an aggregate of 1 common share each and the remaining staff received options to purchase an aggregate of 1 common share each, as adjusted by our 1:650 reverse stock split. The exercise price of the option shares is $2,242.50 expiring ten (10) years from the date of issuance, as adjusted by our 1:650 reverse stock split.

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

In February 2014, a 1:1,500 reverse stock split of our issued and outstanding shares of common stock was ratified, effective upon the filing of an amendment to our Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in March 2014.

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the 1:1,500 reverse stock split adopted in March 2014.

In February 2014, a decrease of the authorized shares of our common stock from six billion seven hundred fifty million (6,750,000,000) to one billion, five hundred million (1,500,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to our Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in March 2014.

In December 2014, an increase of the authorized shares of our common stock from one billion, five hundred million (1,500,000,000) to nine billion (9,000,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to our Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in December 2014.

In December 2014, a 1:650 reverse stock split of our issued and outstanding shares of common stock was ratified, effective upon the filing of an amendment to our Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in January 2015.

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the 1:650 reverse stock split adopted in January 2015.

In December 2014, a decrease of the authorized shares of our common stock from nine billion (9,000,000,000) to three billion (3,000,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to our Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in January 2015.

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

In February 2014, our Board of Directors amended the initial price for the Series B Preferred Stock from $2.50 to $1.50 per share. Our Board of Directors also amended the conversion feature of the Series B Preferred Stock, to convertible common shares $0.0001 par value, to convert at a 40% market discount to current market value at the time we receive a conversion request. Current market value is defined as the average of the immediately prior five trading day's closing prices. Additionally, when Series B Preferred Stock shares convert to our common stock, the minimum price discount floor level is set at $0.005, as decided by our Board of Directors. As of December 31, 2014, there were 142,004 shares of Series B Preferred Stock issued and outstanding.

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

All of the above offerings and sales, except the afore-mentioned shares issued pursuant to a conversion of convertible notes, were made in reliance upon the exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933 and/or Section 4(2) of the Securities Act of 1933, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933 and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) where applicable, the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act of 1933, and agreed to transfer such securities only in a transaction registered under the Securities Act of 1933 or exempt from registration under the Securities Act; and (e) where applicable, a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act of 1933 or transferred in a transaction exempt from registration under the Securities Act of 1933.

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

RELATED PARTY CONVERTIBLE NOTES

Mark L. Kay, our Chief Executive Officer, loaned us an aggregate of $568,000 during 2004, 2005 and 2006, memorialized in the form of convertible loans. As of December 31, 2014 an aggregate amount of $268,000 remained outstanding. The details of these convertible notes are as follows:

In February 2004, we issued a principal amount $60,000 convertible note with common stock purchase warrants to purchase 1 share of common stock, as adjusted by our 1:650 reverse stock split, to Mr. Kay, our CEO. The note payable had a maturity date of September 30, 2005 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Kay to convert the note into shares of our common stock at $9,750,000 per share, as adjusted by our 1:650 reverse stock split. The warrant exercise period ended February 2014. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to December 31, 2015.

In June 2004, we issued a principal amount $50,000 convertible note to Mr. Kay, our CEO. The note payable had a maturity date of December 31, 2005 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Kay to convert the note into shares of our common stock at $9,750,000 per share, as adjusted by our 1:650 reverse stock split. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to December 31, 2015.

In September 2004, we issued a principal amount $30,000 convertible note with common stock purchase warrants to purchase 1 share of common stock, as adjusted by our 1:650 reverse stock split, to Mr. Kay, our CEO. The note had a maturity date of December 31, 2005 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Kay to convert the note into shares of our common stock at $9,750,000 per share, as adjusted by our 1:650 reverse stock split. The warrant exercise period ended in September 2014. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to December 31, 2015.

In August 2005, we issued a principal amount $90,000 convertible note with common stock purchase warrants to purchase 1 share of common stock, as adjusted by our 1:650 reverse stock split, to Mr. Kay, our CEO. The note payable had a maturity date of December 31, 2005 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Kay to convert the note into shares of our common stock at $9,750,000 per share, as adjusted by our 1:650 reverse stock split. The warrant exercise period ends August 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to December 31, 2015.

In January 2006, we issued a principal amount $10,000 convertible note with common stock purchase warrants to purchase 1 share of common stock, as adjusted by our 1:650 reverse stock split, to Mr. Kay, our CEO. The note payable had a maturity date of December 31, 2006 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Kay to convert the note into shares of our common stock at $9,750,000 per share, as adjusted by our 1:650 reverse stock split. The warrant exercise period ends January 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to December 31, 2015.

In February 2006, we issued a principal amount $28,000 convertible note with common stock purchase warrants to purchase 1 share of common stock, as adjusted by our 1:650 reverse stock split, to Mr. Kay, our CEO. The note payable had a maturity date of December 31, 2006 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Kay to convert the note into shares of our common stock at $7,312,500 per share, as adjusted by our 1:650 reverse stock split. The warrant exercise period ends February 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to December 31, 2015.

For the seven months ended July 31, 2006, the variable interest rate of the six outstanding notes ranged between 8.625% and 11.000% per annum. In September 2006, the interest rate of the six open notes was revised to a fixed rate of 8%, effective August 1, 2006.

Michael C. Brenner, one of our Vice Presidents, loaned us an aggregate of $65,000 during 2003 and 2004, memorialized in the form of convertible loans. As of December 31, 2014 an aggregate amount of $57,500 remained outstanding. The details of these convertible notes are as follows:

In November 2003, we issued a principal amount $50,000 convertible note with common stock purchase warrants to purchase 1 share of common stock, as adjusted by our 1:650 reverse stock split, to Mr. Michael Brenner, one of our Vice Presidents. The note payable had a maturity date of December 31, 2004 and an interest rate of prime plus two percent. The conversion feature allows Mr. Michael Brenner to convert the note into shares of our common stock at $9,750,000 per share, as adjusted by our 1:650 reverse stock split. The warrant exercise period ended in November 2013. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to December 31, 2015.

In January 2004, we issued a principal amount $15,000 convertible note with common stock purchase warrants to purchase 1 share of common stock, as adjusted by our 1:650 reverse stock split, to Mr. Michael Brenner, one of our Vice Presidents. The note payable had a maturity date of December 31, 2004 and an interest rate of prime plus four percent. The conversion feature allows Mr. Michael Brenner to convert the note into shares of our common stock at $9,750,000 per share, as adjusted by our 1:650 reverse stock split. The warrant exercise period ended in January 2014. In December 2004, Mr. Michael Brenner elected to convert half of the principal amount, $7,500, into common stock at a conversion price of $7,020,000 and received 1 share of our common stock, as adjusted by our 1:650 reverse stock split. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to December 31, 2015.

Other related party convertible notes:

In August, September and December 2005 and March 2006, we executed 8% convertible promissory notes in the amounts of $10,000, $5,000, $10,000 and $5,000 with one of its Software Developers and a relative of the Chief Technology Officer. The conversion feature allows the note holder to convert the first three notes into shares of our common stock at $9,750,000 per share and the fourth note into shares of our common stock at $7,312,500 per share, as adjusted by our 1:650 reverse stock split. The principal due hereunder shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of December 31, 2005, for the 2005 notes, and December 31, 2006, for the 2006 note, or later if agreed upon by the individual and us. In December 2005, the maturity dates of the 2005 notes were extended to March 31, 2006. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to December 31, 2015.

At December 31, 2014 and 2013, accrued interest due for the convertible notes – related parties was $339,812 and $292,449, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for convertible notes payable – related parties for the year ended December 31, 2014 and 2013 was $47,363 and $43,843, respectively.

RELATED PARTY PROMISSORY NOTES

At December 31, 2014, we had executed twenty notes payable with its CEO that have an aggregate open balance of $722,638:

•

Three of the notes, aggregating $189,000, had maturity dates of December 31, 2005 with interest at a per annum rate equal to the CEO’s private account monthly lending rate. In December 2005, the maturity dates of the notes were extended to March 31, 2006. In September 2006, the maturity dates of the notes were extended to March 31, 2007 and the interest rate was revised to a fixed rate of 8%, effective August 1, 2006. The maturity dates of the notes have been extended to December 31, 2015.

•

Two of the notes, aggregating $160,000 have maturity dates of May 13, 2006 for the $150,000 note and September 30, 2006 for the $10,000 note. Both notes bear interest at a rate equal to 8% per annum. In September 2006, the maturity dates of the notes were extended to March 31, 2007. The maturity dates of the notes have been extended to December 31, 2015.

•

Three of the notes, in the amounts of $7,000, $5,000 and $150,000, were executed in April 2006 and bear interest at a per annum rate equal to the CEO’s private account monthly lending rate. The $7,000 note was repaid in April 2006. The $5,000 note has a maturity date of September 30, 2006. The $150,000 note has a maturity date of June 30, 2006. In September 2006, the maturity dates of the notes were extended to March 31, 2007 and the interest rate was revised to a fixed rate of 8%, effective August 1, 2006. The maturity dates of the notes have been extended to December 31, 2015.

•

One of the notes, in the amount of $100,000, was executed in May 2006 and bears interest at a rate equal to 9% per annum with a maturity date of July 31, 2006. In September 2006, the maturity date of the $100,000 note was extended to March 31, 2007. The maturity date of the note has been extended to December 31, 2015.

•

One of the notes, in the amount of $22,000, was executed in February 2007 and bears interest at a rate equal to 8% per annum with a maturity date of July 31, 2007. In September 2006, the maturity date of the $22,000 note was extended to March 31, 2007. The maturity date of the note has been extended to December 31, 2015.

•

One of the notes, in the amount of $50,000, was executed in March 2010 and bears interest at a rate equal to 10% per annum with a maturity date of April 30, 2010. The maturity date of the note has been extended to December 31, 2015.

•

One of the notes, in the amount of $2,400, was executed in June 2010 and was non-interest bearing with a maturity date of August 31, 2010. The maturity date of the note has been extended to December 31, 2015.

•

Four of the notes, in the amounts of $13,500, executed in July 2010, $3,000, executed in August 2010, and $19,000 and $2,800, executed in September 2010, were non-interest bearing and have extended maturity dates of April 30, 2011. Partial repayments of the July 2010 note were made in August 2010 for $3,100, September 2010 for $3,480 and February 2011 for $2,700. The maturity dates of the notes have been extended to December 31, 2015.

•

One of the notes, in the amount of $20,761, resulted in the assignment of six of our open receivables invoices to the CEO. The assignment was non-interest bearing and fee free with a due date for repayment of November 20, 2010. Partial repayments of the assignment were made in October 2010 for $4,218 and November 2010 for $4,125. The due date of the assignment has been extended to December 31, 2015.

•	The remaining note, in the amount of $2,800, was executed in March 2011 and was non-interest bearing with an extended maturity date of December 31, 2015.

At December 31, 2014 and 2013, accrued interest due for the notes – related parties was $492,573 and $436,493, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for notes payable - related parties for the year ended December 31, 2014 and 2013 was $56,080 and $56,080, respectively.

DISCLOSURE OF COMMISSION POSITION ON INDEMNIFICATION FOR SECURITIES ACT LIABILITIES

Wyoming corporation law provides that:

•

· a corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys' fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful;

•

· a corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including amounts paid in settlement and attorneys' fees actually and reasonably incurred by him in connection with the defense or settlement of the action or suit if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation. Indemnification may not be made for any claim, issue or matter as to which such a person has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals therefrom, to be liable to the corporation or for amounts paid in settlement to the corporation, unless and only to the extent that the court in which the action or suit was brought or other court of competent jurisdiction determines upon application that in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper; and

•

· to the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding, or in defense of any claim, issue or matter therein, the corporation shall indemnify him against expenses, including attorneys' fees, actually and reasonably incurred by him in connection with the defense.

Our articles of incorporation require us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law.

Our bylaws provide that we will advance all expenses incurred to any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suite or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was our director or officer, or is or was serving at our request as a director or executive officer of another company, partnership, joint venture, trust or other enterprise, prior to the final disposition of the proceeding, promptly following request. This advancement of expenses is to be made upon receipt of an undertaking by or on behalf of such person to repay said amounts should it be ultimately determined that the person was not entitled to be indemnified under our bylaws or otherwise.

Our bylaws also provide that no advance shall be made by us to any officer in any action, suit or proceeding, whether civil, criminal, administrative or investigative, if a determination is reasonably and promptly made: (a) by the board of directors by a majority vote of a quorum consisting of directors who were not parties to the proceeding; or (b) if such quorum is not obtainable, or, even if obtainable, a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, that the facts known to the decision-making party at the time such determination is made demonstrate clearly and convincingly that such person acted in bad faith or in a manner that such person did not believe to be in or not opposed to our best interests.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers or controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Commission this indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the audit fees incurred for fiscal year 2014 and 2013:

	2014	2013
Audit fees (1)	$49,500	$49,500
Audit related fees (2)	$-	-
Tax fees (3)	2,500	2,500
Total	$52,000	$52,000

______________

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

The Board of Directors has reviewed and discussed with the our management and independent registered public accounting firm our audited financial statements contained in our Annual Report on Form 10-K for our 2014 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in our Annual Report on Form 10-K for our 2014 fiscal year for filing with the SEC.

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

The Board pre-approved all fees described above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of StrikeForce Technologies, Inc.(1)
3.2	Amended Articles of Incorporation of StrikeForce Technologies, Inc. (5)
3.3	By-laws of StrikeForce Technologies, Inc. (1)
3.4	Amended By-laws of StrikeForce Technologies, Inc. (5)
3.5	Amended By-laws of StrikeForce Technologies, Inc. (6)
3.6	Articles of Amendment of StrikeForce Technologies, Inc. (6)
10.1	2004 Stock Option Plan (1)
10.2	Securities Purchase Agreement dated December 20, 2004, by and among StrikeForce Technologies, Inc. and YA Global Investments, LP. (1)
10.3	Secured Convertible Debenture with YA Global Investments, LP. (1)
10.4	Investor Registration Rights Agreement dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement.(2)
10.5	Escrow Agreement, dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement. (2)
10.6	Security Agreement dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement. (1)
10.7	Secured Convertible Debenture with YA Global Investments, LP dated January 18, 2005. (1)
10.8	Royalty Agreement with NetLabs.com, Inc. and Amendments. (1)
10.9	Employment Agreement dated as of May 20, 2003, by and between StrikeForce Technologies, Inc. and Mark L. Kay. (1)
10.10	Amended and Restated Secured Convertible Debenture with YA Global Investments, LP dated April 27, 2005. (1)
10.11	Amendment and Consent dated as of April 27, 2005, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP. (1)
10.12	Securities Purchase Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)
10.13	Investor Registration Rights Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (2)
10.14	Secured Convertible Debenture with Highgate House Funds, Ltd. dated April 27, 2005. (2)
10.15	Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)
10.16	Escrow Shares Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)
10.17	Security Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)
10.18	Network Service Agreement with Panasonic Management Information Technology Service Company dated August 1, 2003 (and amendment). (1)
10.19	Client Non-Disclosure Agreement. (1)
10.20	Employee Non-Disclosure Agreement. (1)
10.21	Secured Convertible Debenture with Highgate House Funds, Ltd. dated May 6, 2005. (2)
10.22	Termination Agreement with YA Global Investments, LP dated February 19, 2005. (1)
10.23	Securities Purchase Agreement with WestPark Capital, Inc. (4)
10.24	Form of Promissory Note with WestPark Capital, Inc. (4)
10.25	Investor Registration Rights Agreement with WestPark Capital, Inc. (4)
10.26	Drawdown Equity Financing Facility with Auctus Private Equity Fund, LLC., dated April 13, 2012 (7)
10.27	Registration Rights Agreement with Auctus Private Equity Fund, LLC, dated April 13, 2012 (7)
10.28	StrikeForce Technologies Inc. WEBEX Presentation dated May 30, 2012 (8)
10.29	Irrevocable Waiver of Conversion Rights of Mark L. Kay (9)
10.30	Irrevocable Waiver of Conversion Rights of Ramarao Pemmaraju (9)
10.31	Irrevocable Waiver of Conversion Rights of George Waller (9)
10.32	CFO Consultant Agreement with Philip E. Blocker (9)
10.33	Resume of Philip E. Blocker (9)
10.34	Corporate Resolution for Issuance of Common Stock to Auctus Private Equity Fund, LLC (9)
10.35	Termination of a Material Definitive Agreement (11)

10.36	2012 Stock Option Plan (12)
10.37	Amendments to Articles of Incorporation or Bylaws (13)
10.38	Amendments to Articles of Incorporation or Bylaws (14)
10.39	Registration of Classes of Securities (15)
10.40	Amendments to Articles of Incorporation or Bylaws (16)
10.41	Registration of Classes of Securities (17)
10.42	Amendments to Articles of Incorporation or Bylaws (18)
10.43	Registration of Classes of Securities (19)
10.44	Amendments to Articles of Incorporation or Bylaws (20)
10.45	Amendments to Articles of Incorporation or Bylaws (21)
10.46	Amendments to Articles of Incorporation or Bylaws (22)
10.47	Amendments to Articles of Incorporation or Bylaws (23)
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
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

_______________

(1)	Filed as an exhibit to the Registrant’s Form SB-2 dated as of May 11, 2005 and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Amendment No. 1 to Form SB-2 dated as of June 27, 2005 and incorporated herein by reference.
(3)	Filed herewith.
(4)	Filed as an exhibit to the Registrant’s Form 8-K dated August 1, 2006 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Form 8-K dated December 23, 2010 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Form 8-K dated February 4, 2011 and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Form 8-K dated May 9, 2012 and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Form 8-K dated May 30, 2012 and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Form S-1/A dated July 31, 2012 and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Form S-1/A dated September 7, 2012 and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Form 8-K dated October 3, 2012 and incorporated herein by reference.
(12)	Filed in conjunction with the Registrant’s Form 14A filed October 5, 2012 and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s Form 8-K dated February 5, 2013 and incorporated herein by reference.
(14)	Filed as an exhibit to the Registrant’s Form 8-K dated May 14, 2013 and incorporated herein by reference.
(15)	Filed as an exhibit to the Registrant’s Form 8-A dated July 29, 2013 and incorporated herein by reference.
(16)	Filed as an exhibit to the Registrant’s Form 8-K dated August 22, 2013 and incorporated herein by reference.
(17)	Filed as an exhibit to the Registrant’s Form 8-A dated October 3, 2013 and incorporated herein by reference.
(18)	Filed as an exhibit to the Registrant’s Form 8-K dated October 3, 2013 and incorporated herein by reference.
(19)	Filed as an exhibit to the Registrant’s Form 8-A dated December 31, 2013 and incorporated herein by reference.
(20)	Filed as an exhibit to the Registrant’s Form 8-K dated December 31, 2013 and incorporated herein by reference.
(21)	Filed as an exhibit to the Registrant’s Form 8-K dated March 18, 2014 and incorporated herein by reference.
(22)	Filed as an exhibit to the Registrant’s Form 8-K dated December 22, 2014 and incorporated herein by reference.
(23)	Filed as an exhibit to the Registrant’s Form 8-K dated February 13, 2015 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRIKEFORCE TECHNOLOGIES, INC.

Dated: April 15, 2015	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: April 15, 2015	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark L. Kay	Director	April 15, 2015
Name: Mark L. Kay

/s/ Ramarao Pemmaraju	Director	April 15, 2015
Name: Ramarao Pemmaraju

/s/ George Waller	Director	April 15, 2015
Name: George Waller

