Form 10-Q
period 2015-03-31
StrikeForce Technologies Inc.
filed 2015-05-20
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2015
Common stock, $0.0001 par value	321,725,053

Indicate the number of shares outstanding of each of the issuer’s classes of preferred stock, as of the latest practicable date.

Class	Outstanding at May 15, 2015
Preferred stock, Series A, no par value	3

Class	Outstanding at May 15, 2015
Preferred stock, Series B, $0.10 par value	142,004

Transitional Small Business Disclosure Format Yes ☐ No ☒

Documents Incorporated By Reference

None

STRIKEFORCE TECHNOLOGIES, INC.

INDEX TO FORM 10-Q FILING

MARCH 31, 2015

2

PART I

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2014, filed April 15, 2015. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015.

3

StrikeForce Technologies, Inc.

March 31, 2015 and 2014

4

STRIKEFORCE TECHNOLOGIES, INC.
BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash	$25,968	$13,129
Accounts receivable	31,650	38,507
Other receivables, current	221,250	-
Prepayments and other current assets	18,675	18,788

Total current assets	297,543	70,424

Property and equipment, net	4,494	5,522
Patents, net	17,451	17,965
Website development costs, net	750	1,500
Other receivables, net of current	191,250	-
Security deposit	8,684	8,684

Total Assets	$520,172	$104,095

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Current maturities of convertible notes payable, net	$1,011,237	$942,115
Convertible notes payable - related parties	355,500	355,500
Current maturities of notes payable, net	1,872,500	1,897,500
Current maturities of notes payable - related parties	722,638	722,638
Current maturities of secured notes payable	58,333	-
Accounts payable	1,407,843	1,376,300
Accrued expenses	4,816,708	4,683,306
Derivative liabilities	887,499	1,415,402
Convertible secured notes payable	542,588	542,588
Capital leases payable	5,532	5,532
Payroll taxes payable	53,901	53,901
Garnishment withheld	1,777	1,777
Due to factor	209,192	209,192

Total current liabilities	11,945,248	12,205,751

Non-current Liabilities:
Convertible notes payable, net of current maturities	-	97,404
Notes payable - related parties, net of current maturities	19,875	-
Secured notes payable - net of current maturities	116,667	-

Total non-current liabilities	136,542	97,404

Total Liabilities	12,081,790	12,303,155

Commitments and contingencies

Stockholders' Deficit
Series A Preferred stock, no par value; 100 shares authorized;
3 shares issued and outstanding	987,000	987,000
Series B Preferred stock par value $0.10: 100,000,000 shares authorized;
142,004 and 142,004 shares issued and outstanding, respectively	14,200	14,200
Preferred stock series not designated par value $0.10: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.0001: 3,000,000,000 shares authorized;
21,842,876 and 2,453,522 shares issued and outstanding, respectively	2,184	246
Additional paid-in capital	22,433,842	22,249,637
Accumulated deficit	(34,998,844)	(35,450,143)

Total Stockholders' Deficit	(11,561,618)	(12,199,060)

Total Liabilities and Stockholders' Deficit	$520,172	$104,095

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS

	For the Three Months
	Ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)

Revenue	$68,661	$90,901

Cost of revenue	736	6,879

Gross margin	67,925	84,022

Operating expenses:
Compensation	85,901	84,634
Professional fees	129,601	125,738
Selling, general and administrative expenses	87,671	118,942
Research and development	62,277	83,200

Total operating expenses	365,450	412,514

Loss from operations	(297,525)	(328,492)

Other (income) expense:
Interest and financing expense	135,144	353,269
Change in fair value of derivative liabilities	(471,468)	68,760
Other (income) expenses	(412,500)	-

Other (income) expense, net	(748,824)	422,029

Net income (loss)	$451,299	$(750,521)

Earnings per common share - basic	$0.07	$(126.09)
Earning per common share -dilutive	$0.07	$(126.09)

Weighted average common shares outstanding
- basic	6,335,471	5,952
Weighted average common shares outstanding
- diluted	6,646,688	5,952

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF CHANGE IN STOCKOLDERS' DEFICIT
FOR THE INTERIM PERIOD ENDED MARCH 31, 2015
(Unaudited)

	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2014	3	$987,000	142,004	$14,200	2,453,522	$246	$22,249,637	$(35,450,143)	$(12,199,060)

Sale of shares of series B preferred stock	-	-	-	-	-	-	-		-

Preferred stock discount due to convertible features	-	-	-	-	-	-	-	-	-

Issuance of shares of common stock and warrants for consulting services	-	-	-	-	8,927	1	60	-	61

Issuance of shares of common stock for conversions of convertible notes payable
	-	-	-	-	19,189,054	1,918	61,146	-	63,064

Issuance of common shares in connection with the exercise of warrants					191,373	19	1,376		1,395

Reclassification of derivative liabilities due to conversion of convertible notes	-	-	-	-		-	121,623	-	121,623

Net income	-	-	-	-	-	-	-	451,299	451,299

Balance at March 31, 2015	3	$987,000	142,004	$14,200	21,842,876	$2,184	$22,433,842	$(34,998,844)	$(11,561,618)

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$451,299	$(750,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,292	2,449
Amortization of discount on notes payable	7,951	244,373
Forgiveness of debt	-	-
Change in fair value of derivative financial instruments	(471,468)	68,760
Issuance of stock options for employee services	-	-
Issuance of common stock and warrants for consulting services	61	819
Changes in operating assets and liabilities:
Accounts receivable	6,857	8,443
Other receivables	(412,500)	-
Prepaid expenses	113	22,757
Accounts payable	31,543	15,362
Accrued expenses	134,816	128,193
Garnishment withheld	-	1,500
Common stock to be issued	-	(1)
Net cash used in operating activities	(249,036)	(257,866)

Cash flows from investing activities:
Purchases of property and equipment	-	(605)

Net cash used in investing activities	-	(605)

Cash flows from financing activities:
Proceeds from sale of series B preferred stock	-	63,000
Proceeds from convertible notes payable	67,000	277,000
Proceeds from notes payable - related parties	19,875	-
Proceeds from secured notes payable	175,000	-
Proceeds from notes payable	-	50,000

Net cash provided by financing activities	261,875	390,000

Net change in cash	12,839	131,529

Cash at beginning of the year	13,129	7,559

Cash at end of the period	$25,968	$139,088

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash investing and financing activities:
Common shares issued for conversion of debt and accrued interest	$63,064	$266,037
Common shares issued for exercise of warrants	$1,395	$-
Debt discount due to convertible feature	$66,583	$-
Reclassification of derivative liability to equity	$121,623	$-
Issuance of common stock for common stock to be issued	$-	$(1)

StrikeForce Technologies, Inc.

March 31, 2015 and 2014

Notes to the Financial Statements

(Unaudited)

Note 1 - Organization and Operations

StrikeForce Technical Services Corporation was incorporated in August 2001 under the laws of the State of New Jersey. On September 3, 2004, the Company changed its name to StrikeForce Technologies, Inc. (the “Company”). On November 15, 2010, the Company was re-domiciled under the laws of the State of Wyoming. The Company’s operations are based in Edison, New Jersey.

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

Basis of Presentation-Unaudited Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. Interim results are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2014 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the United States Securities and Exchange Commission (“SEC”) on April 15, 2015.

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

The Company’s notes payable, convertible notes payable, convertible secured notes payable, and capital leases payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2015 and December 31, 2014.

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

There was no allowance for doubtful accounts at March 31, 2015 and December 31, 2014.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the for the reporting period ended March 31, 2015 or 2014.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive, as adjusted by the Company's 1:650 reverse stock split adopted on January 29, 2015:

	Potentially Outstanding Dilutive Common Shares
	For the Interim Period Ended March 31, 2015	For the Interim Period Ended March 31, 2014
Conversion Feature Shares

Common shares issuable under the conversion feature of convertible notes payable	658,013,542	8,937

Sub-total: Conversion feature shares	658,013,542	8,937

Stock Option Shares

Options issued from January 11, 2005 through April 21, 2011 to employees to purchase common shares with exercise prices ranging from $2,437.50 to $9,750,000 per share expiring five (5) years to ten (10) years from the date of issuance	137	137

Options issued from December 23, 2010 through January 30, 2013 to parties other than employees to purchase common shares with exercise prices ranging from $1,950.00 to $8,775,000 per share expiring five (5) years to ten (10) years from the date of issuance	2	12

Options issued on January 3, 2013 from the 2012 Stock Incentive Plan to employees to purchase common shares with an exercise price of $2,242.50 per share expiring ten (10) years from the date of issuance	5	5

Sub-total: Stock option shares	144	154

Warrant Shares

Warrants issued in connection with debentures	29,982	95

Warrants sold for cash	43	187

Warrants issued for services	26	22

Warrants issued in connection with the sale of common stock	21	29

Sub-total: Warrant shares	30,072	333

Total potentially outstanding dilutive common shares	658,043,758	9,424

There were approximately 311,217 and 464,847 potentially outstanding dilutive common shares under the Treasury Stock Method for the reporting period ended March 31, 2015 and 2014, respectively. The potentially outstanding dilutive common shares under the Treasury Stock Method for the reporting period ended March 31, 2014 were excluded from the diluted earnings per share calculation as they were anti-dilutive.

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

As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2015, a net income and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Other Receivable

Other receivable consisted of the following:

	March 31, 2015	December 31, 2014

Settlement of lawsuit to be paid over nineteen (19) months	412,500	-

Current portion of note receivable	(221,250)	(-)

Other Receivable, net of current	$191,250	$-

Per the terms of a March 2015 settlement relating to a lawsuit with a former channel partner, the Company will receive payments in nineteen installments starting in May 2015 as follows: first six months at $15,000 per month, next twelve months at $26,250 per month and the final month at $7,500. The Company received the first installment payment of $15,000 in May 2015.

Note 5 – Patents

Patents, stated at cost, less accumulated amortization, consisted of the following:

	March 31, 2015	December 31, 2014

Patents	22,329	22,329

Accumulated amortization	(4,878)	(4,364)

	$17,451	$17,965

(i) Amortization Expense

Amortization expense for the interim period ended March 31, 2015 and 2014 was $514 and $514, respectively.

The Company completed the annual impairment test of patents and determined that there was no impairment as the fair value of patents exceeded their carrying values at December 31, 2014.

Note 6 - Convertible Notes Payable

Convertible notes payable consisted of the following:

	March 31, 2015	December 31, 2014

Convertible note bearing interest at 8% per annum, matured on March 28, 2008, with a conversion price of $8,775,000 per share, as adjusted by the Company’s 1:650 reverse stock split. The Company is currently pursuing a settlement with the note holder.	$235,000	$235,000

Convertible notes bearing interest at 8% per annum with a conversion price of $8,775,000 per share, as adjusted by the Company’s 1:650 reverse stock split, matured on December 31, 2010. The Company is currently pursuing a settlement with the note holder.	50,000	50,000

Convertible note bearing interest at 9% per annum with a conversion price of $1,365,000 per share, as adjusted by the Company’s 1:650 reverse stock split, matured on December 9, 2010. Pursuant to the terms and conditions of debt purchase agreements formalized among the Company, the note holder and two unrelated parties in September 2013, November 2013 and May 2014, the Company settled and transferred $50,000, $70,000 and $50,000, respectively, of the note balance to the unrelated parties in the form of convertible notes for $50,000, $70,000 and $50,000. The Company is currently pursuing a settlement of the remaining balance with the note holder.	30,000	30,000

Convertible note bearing interest at 9% per with a conversion price of $780,000 per share, as adjusted by the Company’s 1:650 reverse stock split, matured on December 31, 2010. Pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, the note holder and an unrelated party in June 2014, the Company settled and transferred $30,000, and $1,500 of accrued interest, of the note balance to the unrelated party in the form of convertible note for $31,500. Pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, the note holder and an unrelated party in October 2014, the Company settled and transferred $50,000, and $2,500 of accrued interest, of the note balance to the unrelated party in the form of convertible note for $52,500. The Company is currently pursuing a settlement with the note holder.	70,000	70,000

Convertible note executed in May 2007 bearing interest at 9% per annum with a conversion price of $341,250 per share, as adjusted by the Company’s 1:650 reverse stock split, matured December 31, 2010. The Company is currently pursuing a settlement with the note holder.	100,000	100,000

Convertible notes executed in June 2007 bearing interest at 8% per annum matured on December 29, 2010. The Company is currently pursuing a settlement with the note holder.	100,000	100,000

Convertible note executed in July 2007 bearing interest at 8% per annum matured on January 2, 2011. The Company is currently pursuing a settlement with the note holder.	100,000	100,000

Convertible notes executed in August 2007 bearing interest at 9% per annum matured on August 9, 2010. The Company is currently pursuing a settlement with the note holder.	120,000	120,000

Convertible notes executed in December 2009 bearing interest at 9% per annum matured on December 1, 2012, with a conversion price of $102,375 per share, as adjusted by the Company’s 1:650 reverse stock split. The Company issued 1 warrant with an exercise price of $97,500 per share, as adjusted by the Company’s 1:650 reverse stock split, expiring five (5) years from the date of issuance in connection with the issuance of the notes. The Company is currently pursuing a settlement with the note holder.	50,000	50,000

Convertible note bearing interest at 8% per annum, maturing on March 31, 2015, with a conversion price of $1,950 per share, as adjusted by the Company’s 1:650 reverse stock split. The Company is currently pursuing a settlement with the note holder.	30,000	30,000

Convertible note bearing interest at 8% per annum, matured on December 31, 2012, with a conversion price of $9,75,000 per share, as adjusted by the Company’s 1:650 reverse stock split. The Company is currently pursuing a settlement with the note holder.	5,000	5,000

Convertible notes, bearing compound interest at 8% per annum, matured on June 30, 2010, with a conversion price of $9,750,000 per share, as adjusted by the Company’s 1:650 reverse stock split. Pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, the note holder and a consultant in September 2011, the note holder transferred $10,000 of the note balance, including accrued interest, to the consultant in October 2011 (see Note 13). The Company repaid $3,500 of the balance of the notes in 2013. Pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, the note holder and an unrelated party in June 2013, the Company settled and transferred $33,255 of the note balance, plus accrued interest of $36,920, to the unrelated party in the form of a convertible note for $50,000. Accrued interest of $21,175 was forgiven (see Note 13). The Company is currently pursuing a settlement with the note holder.	10,000	10,000

Four (4) convertible notes bearing interest at 4% per annum, matured on December 5, 2012, January 3, 2013, January 31, 2013 and March 2, 2013, respectively. The notes bear a default rate of 14% per annum. The Company has accrued the default interest rate on the unpaid balance dating back to the default dates of the notes. The note holder converted $36,660 of the note due on January 3, 2013 into 26 unrestricted shares of the Company's common stock, at conversion prices ranging from $1,105 to $1,625 per share, as adjusted by the Company’s 1:650 reverse stock split, in 2013 (see Note 14). The Company is currently pursuing a settlement with the note holder.	178,387	178,387

Three (3) convertible notes bearing interest at 9% per annum, matured on November 13, 2014, November 20, 2014 and December 20, 2014. The notes bear a default rate of 22% per annum. The Company has accrued the default interest rate on the unpaid balance dating back to the default dates of the notes. The note due November 13, 2014 was a settled debt purchase note for a balance transferred from a Company’s unrelated promissory note holder and has been fully converted.	86,500	86,500

One (1) convertible note bearing interest at 9% per annum, maturing on December 26, 2015.	40,000	40,000

Three (3) convertible notes bearing interest at 10% per annum, matured on March 14, 2015, at a default interest rate of 24%,, and maturing on July 7, 2015 and February 26, 2016. For the interim period ended March 31, 2015, the Company received conversion notices from the note holder to convert $5,535, and $469 of accrued interest, of the note due in March 2015, into 340,435 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.0058 to $0.0377 per share, as adjusted by the Company’s 1:650 reverse stock split (see Note 14).	90,515	54,050

One (1) convertible note bearing interest at 12% per annum, maturing on March 23, 2016. For the interim period ended March 31, 2015, the Company received conversion notices from the note holder to convert $6,729 of the note into 982,538 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.0015 to $0.039 per share, as adjusted by the Company’s 1:650 reverse stock split (see Note 14).	90,675	97,404

Three (3) convertible notes bearing interest at 10% per annum, matured on March 24, 2015, and maturing on June 23, 2015 and September 23, 2015. For the interim period ended March 31, 2015, the Company received conversion notices from the note holder to convert $13,425 of a back-end note originally issued to the note holder on March 24, 2014, into 1,089,106 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.001798 to $0.0377 per share, as adjusted by the Company’s 1:650 reverse stock split (see Note 14).	59,766	73,191

Convertible non-interest bearing notes, with a conversion price of $5,850 per share, as adjusted by the Company’s 1:650 reverse stock split, matured June 2006 and an 18% convertible note matured April 2008 with a conversion price of $487,500 per share and 1 share of the Company’s common stock, as adjusted by the Company’s 1:650 reverse stock split. The Company is currently pursuing settlement agreements with the note holders.	10,512	10,512

One (1) convertible note bearing default interest of 22% per annum, matured on February 21, 2015. For the interim period ended March 31, 2015, the Company received conversion notices from the note holder to convert $5,602 of the note, and $830 of accrued interest, into 2,322,758 unrestricted shares of the Company's common stock, at a conversion prices ranging from $0.00066 to $0.0195 per share, as adjusted by the Company’s 1:650 reverse stock split (see Note 14).	17,836	23,438

Two (2) convertible notes bearing default interest of 22% per annum, matured on January 8, 2015 and February 21, 2015. For the interim period ended March 31, 2015, the Company received conversion notices from the note holder to convert $8,830 of the note due January 8, 2015 into 4,063,011 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.00064 to $0.0058 per share, as adjusted by the Company’s 1:650 reverse stock split (see Note 14).	61,005	69,835

One (1) convertible note bearing interest at 12% per annum, matured on February 25, 2015. For the interim period ended March 31, 2015, the Company received a conversion notice from the note holder to convert $3,308 of the note into 125,369 unrestricted shares of the Company's common stock, at a conversion price of $0.02665 per share, as adjusted by the Company’s 1:650 reverse stock split (see Note 14).	93,218	96,526

Two (2) convertible notes bearing interest at 10% per annum, matured on April 1, 2015 and maturing on February 25, 2016, a back-end note tacking back to April1, 2014. For the interim period ended March 31, 2015, the Company received conversion notices from the note holder to convert $2,990 of the note due in April 2015 into 2,540,000 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.0004 to $0.00275 per share, as adjusted by the Company’s 1:650 reverse stock split (see Note 14).	34,790	12,780

One (1) convertible note bearing interest at 9% per annum, matured on April 23, 2015. The note was a settled debt purchase note for a balance transferred from a Company’s unrelated convertible promissory note holder. For the interim period ended March 31, 2015, the Company received conversion notices from the note holder to convert $10,914 of the note, originally issued to a non-related third party on January 23, 2009, and sold to the investor firm with no additional consideration to the Company, into 1,825,452 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.000638 to $0.0377 per share, as adjusted by the Company’s 1:650 reverse stock split (see Notes 13 and 14).	11,783	22,697

One (1) convertible note bearing interest at 12% per annum, matured on April 29, 2015, including warrants to purchase 611 shares of the Company's common stock at $21.50 per share, as adjusted by the Company’s 1:650 reverse stock split, expiring on April 29, 2019.	26,250	26,250

Two (2) convertible notes bearing interest at 10% per annum, maturing on May 30, 2015 and August 8, 2015. For the interim period ended March 31, 2015, the Company received conversion notices from the note holder to convert $6,739, of the note due in May 2015, into 2,421,422 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.0015 to $0.0039 per share, as adjusted by the Company’s 1:650 reverse stock split (see Note 14).	56,511	63,250

One (1) convertible note bearing interest at 10% per annum, maturing on October 1, 2015	78,750	78,750

One (1) convertible note bearing interest at 10% per annum, maturing on October 1, 2015. The note was a settled debt purchase note for a balance transferred from a Company’s unrelated convertible promissory note holder. For the interim period ended March 31, 2015, the Company received a conversion notice from the note holder to convert $4,490 of the note, and $121 of accrued interest, originally issued to a non-related third party on September 23, 2006, and sold to the investor firm with no additional consideration to the Company, into 122,296 unrestricted shares of the Company's common stock, at a conversion price of $0.0377 per share, as adjusted by the Company’s 1:650 reverse stock split (see Notes 13 and 14).	13,620	18,110

One (1) convertible note bearing interest at 8% per annum, maturing on July 7, 2015	27,750	27,750

One (1) convertible note bearing interest at 12% per annum, maturing on October 17, 2015, including warrants to purchase 28,320 shares of the Company's common stock at $0.46345 per share, as adjusted by the Company’s 1:650 reverse stock split, expiring on October 17, 2019.	26,250	26,250

One (1) convertible note bearing interest at 10% per annum, maturing on October 1, 2015. The note was a settled debt purchase note for a balance transferred from a Company’s unrelated promissory note holder. For the interim period ended March 31, 2015, the Company received conversion notices from the note holder to convert $9,179 of the note, originally issued to a non-related third party on February 11, 2008, and sold to the investor firm with no additional consideration to the Company, into 3,356,667 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.00066 to $0.015 per share, as adjusted by the Company’s 1:650 reverse stock split (see Notes 13 and 14).	15,821	-

	1,919,939	1,905,680

Long-term portion	(-)	(97,404)

	1,919,939	1,808,276

Discount on convertible notes payable	(908,702)	(866,161)

Current maturities, net of discount	$1,011,237	$942,115

At March 31, 2015 and December 31, 2014, accrued interest due for the convertible notes was $1,056,302 and $1,004,089, respectively, and is included in accrued expenses in the balance sheets. Interest expense for the convertible notes payable for the interim period ended March 31, 2015 and 2014 was $52,213 and $33,150, respectively.

Note 7 - Convertible Notes Payable – Related Parties

Convertible notes payable - related party consisted of the following:

	March 31, 2015	December 31, 2014

Convertible note with the VP of Technology bearing interest at the prime rate plus 2% per annum with a conversion price of $9,750,000 per share, as adjusted by the Company’s 1:650 reverse stock split, originally matured on September 30, 2010. The Company issued 1 warrant with an exercise price of $9,750,000 per share, as adjusted by the Company’s 1:650 reverse stock split. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. In January 2015, the note was extended to December 31, 2015.	$50,000	$50,000

Convertible note with the VP of Technology bearing interest at the prime rate plus 4% per annum with a conversion price of $9,750,000 per share, as adjusted by the Company’s 1:650 reverse stock split, originally matured on September 30, 2010. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. In January 2015, the note was extended to December 31, 2015.	7,500	7,500

Convertible notes with the CEO bearing interest at 8% per annum with a conversion price of $9,750,000 per share, as adjusted by the Company’s 1:650 reverse stock split, originally matured on April 30, 2011. The Company issued 1 warrants with an exercise price of $9,750,000 per share which expire August 16, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. In January 2015, the notes were extended to December 31, 2015.	230,000	230,000

Convertible notes with an employee bearing interest at 8% per annum with a conversion price of $9,750,000 per share, as adjusted by the Company’s 1:650 reverse stock split, originally matured on June 30, 2010. The Company issued 1 warrant with an exercise price of $9,750,000 per share, as adjusted by the Company’s 1:650 reverse stock split, and expiration dates of August 26, 2015 and September 29, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. In January 2015, the notes were extended to December 31, 2015.	15,000	15,000

Convertible note with an employee bearing interest at 8% per annum with a conversion price of $9,750,000 per share, as adjusted by the Company’s 1:650 reverse stock split, originally matured on June 30, 2010. The Company issued 1 warrant with an exercise price of $9,750,000 per share, as adjusted by the Company’s 1:650 reverse stock split, and an expiration date of December 6, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. In January 2015, the note was extended to December 31, 2015.	10,000	10,000

Convertible notes with the CEO bearing compound interest at 8% per annum with a conversion price of $9,750,000 per share, as adjusted by the Company’s 1:650 reverse stock split, originally matured on April 30, 2011. The Company issued 1 warrant with an exercise price of $9,750,000 per share, as adjusted by the Company’s 1:650 reverse stock split, expiring January 18, 2016 and February 28, 2016, respectively. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. In January 2015, the notes were extended to December 31, 2015.	38,000	38,000

Convertible note with an employee bearing compound interest at 8% per annum with a conversion price of $7,312.50 per share, as adjusted by the Company’s 1:650 reverse stock split, originally matured on June 30, 2010. The Company issued 1 warrant with an exercise price of $9,750,000 per share, as adjusted by the Company’s 1:650 reverse stock split, expiring March 6, 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. In January 2015, the note was extended to December 31, 2015.	5,000	5,000

	$355,500	$355,500

At March 31, 2015 and December 31, 2014, accrued interest due for the convertible notes – related parties was $352,064 and $339,812, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for convertible notes payable – related parties for the interim period ended March 31, 2015 and 2014 was $12,252 and $11,342, respectively.

Note 8 - Notes Payable

Notes payable consisted of the following:

	March 31, 2015	December 31, 2014

Seventy (70) units, with each unit consisting of a 10% promissory note of $25,000, matured from January 22, 2011 through December 18, 2011 with a 10% discount rate, and 1 non-dilutable (for one (1) year) restricted share of the Company’s common stock, as adjusted by the Company’s 1:650 reverse stock split, and at market price. Pursuant to the terms and condition of a debt purchase agreement among certain note holders, the Company and the Consultant formalized in September 2011, the certain note holders transferred certain notes with the principal amount of $50,000 and $25,000, including accrued interest, in July 2011 and August 2011, respectively, to the consultant. Pursuant to the terms and conditions of a settlement agreement that the Company executed with the estate of a deceased note holder in November 2011, the Company settled a $25,000 note for restricted shares of its common stock, in December 2011, issued to two (2) beneficiaries of the estate (see Note 13). Pursuant to the terms and conditions of debt purchase agreements formalized among the Company, the note holder and two unrelated parties in September 2013, October 2013 and December 2013, the Company settled and transferred $100,000 of the note balance to the unrelated parties in the form of four (4) convertible notes for $25,000 each. Pursuant to the terms and conditions of debt purchase agreements formalized among the Company, the note holder and an unrelated party in January 2014, March 2014, April 2014, May 2014 and June 2014, the Company settled and transferred $25,000 of the note balance and $93,768 of accrued interest to the unrelated party in the form of five (5) convertible notes for $25,000 each for the first four notes and $18,768 for the June 2014 note. Pursuant to the terms and conditions of a debt transfer agreement that the Company executed with the note holder and an unrelated party in July 2014, the Company transferred $25,000 of the note balance and $16,151 of accrued interest to the unrelated party in the form of a convertible note for $41,151, with no additional consideration to the Company. Pursuant to the terms and conditions of a debt transfer agreement that the Company executed with the note holder and an unrelated party in February 2015, the Company transferred $25,000 of the note balance to the unrelated party in the form of a convertible note for $25,000, with no additional consideration to the Company (see Note 13). The Company is currently pursuing extensions on the remaining notes.

	$1,475,000	$1,500,000

Promissory notes of $225,000 bearing interest at 10% per annum, matured on January 23, 2012, with a total of 1 share of common stock, as adjusted by the Company’s 1:650 reverse stock split. Pursuant to the terms and conditions of debt purchase agreements formalized among the Company, the note holder and an unrelated party in July 2013, October 2013 and April 2014, the Company transferred $60,000, $70,000, and $90,000 and $5,000 of accrued interest, respectively, of the note balance to the unrelated party in the form of a convertible notes for $60,000, $70,000 and $95,000 (see Note 13). A promissory note of $50,000, bearing interest at 8% per annum, maturing on July 22, 2015. The Company is currently pursuing extensions for the past due notes.

	50,000	50,000

Two (2) units with each unit consisting of a 10% promissory note of $25,000, matured on April 20, 2012, and 1 restricted share of the Company’s common stock, as adjusted by the Company’s 1:650 reverse stock split, and at market price. The share was issued in June 2009. The Company is currently pursuing extensions.	50,000	50,000

One (1) unit consisting of a 10% promissory note of $25,000, matured on June 8, 2012, and 1 restricted share of the Company’s common stock, as adjusted by the Company’s 1:650 reverse stock split, and at market price. The share was issued in June 2009. The Company is currently pursuing an extension.	25,000	25,000

Three (3) units with each unit consisting of a 10% promissory note of $25,000, matured on June 25, 2012, and 1 restricted share of the Company’s common stock, as adjusted by the Company’s 1:650 reverse stock split, and at market price. The share was issued in August 2009. The Company is currently pursuing extensions.	75,000	75,000

1.4 units with each unit consisting of a 10% promissory note of $25,000, matured on July 14, 2012 and 1 restricted share of the Company’s common stock, as adjusted by the Company’s 1:650 reverse stock split, and at market price. The share was issued in August 2009. The Company is currently pursuing an extension.	35,000	35,000

One (1) unit consisting of a 10% promissory note of $25,000, matured on August 18, 2012 and 1 restricted share of the Company’s common stock, as adjusted by the Company’s 1:650 reverse stock split, and at market price. The Company is currently pursuing an extension.	25,000	25,000

Promissory notes executed in July 2011 bearing interest at 10% per annum, matured on December 31, 2011. The notes bear a default rate of 14% per annum. The Company has accrued the default interest rate on the unpaid balance dating back to the default date of the notes. The Company is currently pursuing extensions.	87,500	87,500

A promissory note executed in August 2011 bearing interest at 10% per annum, matured on December 31, 2011. The note bears a default rate of 14% per annum. The Company has accrued the default interest rate on the unpaid balance dating back to the default date of the note. The Company is currently pursuing an extension.	50,000	50,000

	1,872,500	1,897,500

Long-term portion	(-)	(-)

	1,872,500	1,897,500

Discount on convertible notes payable	(-)	(-)

Current maturities, net of discount	$1,872,500	$1,897,500

At March 31, 2015 and December 31, 2014, accrued interest due for the notes was $1,586,809 and $1,539,206, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for notes payable for the interim period ended March 31, 2015 and 2014 was $47,603 and $49,324, respectively.

Note 9 - Notes Payable – Related Parties

Notes payable - related party consisted of the following:

	March 31, 2015	December 31, 2014

Promissory notes executed with the CEO bearing interest at an amended rate of 8% per annum originally matured on April 30, 2011. In January 2015, the notes were extended to December 31, 2015.	$504,000	$504,000

A promissory note executed with the CEO bearing interest at 9% per annum originally matured on April 30, 2011. In January 2015, the note was extended to December 31, 2015.	100,000	100,000

A promissory note with the CEO bearing interest at 8% per annum originally matured on April 30, 2011. In January 2015, the note was extended to December 31, 2015.	22,000	22,000

Two (2) 10% promissory notes, with the CEO, of $25,000 and 1 restricted share of the Company’s common stock, as adjusted by the Company’s 1:650 reverse stock split, at market price, originally matured on April 30, 2011. In January 2015, the note was extended to December 31, 2015.	50,000	50,000

Promissory notes with the CEO, non-interest bearing, originally matured on April 30, 2011. Partial payments of $6,580 were made towards the notes in August and September 2010 and $2,700 in February 2011. In January 2015, the notes were extended to December 31, 2015.	31,420	31,420

In October 2010, the Company assigned the proceeds of six (6) open accounts receivable invoices, totaling $20,761, to its CEO. The assignment was non-interest bearing and fee free with a due date of November 20, 2010. Partial repayments were made in October 2010 for $4,218 and November 2010 for $4,125. In January 2015, the note was extended to December 31, 2015 (see Note 13).	12,418	12,418

A promissory note executed in March 2011 with the CEO, non-interest bearing, originally matured on April 1, 2011. In January 2015, the note was extended to December 31, 2015.	2,800	2,800

A promissory note executed in January 2015 with the CEO, non-interest bearing, maturing on January 9, 2017.	19,875	-

	742,513	722,638

Long-term portion	(19,875)	-

Current maturities	$722,638	$722,638

At March 31, 2015 and December 31, 2014, accrued interest due for the notes – related parties was $506,401 and $492,573, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for notes payable - related parties for the interim period ended March 31, 2015 and 2014 was $13,828 and $13,828, respectively.

The long term portion of related party notes is due as follows: 2017-$19,875

Note 10 - Convertible Secured Notes Payable

Convertible secured notes payable consisted of the following:

	March 31, 2015	December 31, 2014

DART Limited (custodian for Citco Global and as assigned from YA Global/Highgate) (“DART”)	$542,588	$542,588

Current maturities, net of discount	$542,588	$542,588

At March 31, 2015, the Company's outstanding convertible secured notes payable are secured through the note holder's claim on the Company's intellectual property.

The DART secured convertible debentures are matured. The Company has been in contact with the note holder who has indicated that it has no present intention of exercising its right to convert the debentures into restricted shares of the Company's common stock.

Conversions to Common Stock

For the interim period ended March 31, 2015 and 2014, DART and Citco Global had no conversions.

Note 11 - Secured Notes Payable

Secured notes payable consisted of the following:

	March 31, 2015	December 31, 2014

H. Group Partners, Inc.	$175,000	$-

Long-term portion	(116,667)

Current maturities	$58,333	$-

In May 2015, per the terms of a Security Agreement, the Company executed a secured promissory note with an unrelated party for $310,000, bearing interest at 10% per annum maturing in equal thirds on March 31, 2016, March 31, 2017 and March 31, 2018. The Company received tranche one in February 2015, for $100,000, and tranche two in March 2015, for $75,000. The remaining funds were received in April 2015 in four tranches for a total of $135,000.

As inducement to make the loan, the note holder received 16,667 shares Series B preferred stock at $1.50 per share, in May 2015, that are convertible into shares of the Company's common stock at a 30% discount to current market value, defined as the average of the immediately prior five trading day's closing prices upon receipt of a conversion notice. The Series B preferred shares can be converted at any time after six months from the date of issuance, but only once every 30 days. The conversion feature contains an embedded derivative.

At March 31, 2015, the Company's outstanding secured notes payable are secured through the note holder's first position claim on the Company's intellectual property, accounts, fixtures and property.

Note 12 – Derivative Financial Instruments

As of March 31, 2015, the Company’s derivative financial instruments are embedded derivatives associated with the Company’s secured and certain unsecured convertible notes, certain warrant agreements and Series B preferred shares.

The Company’s secured convertible debentures were issued to YA Global and Highgate in 2005, further assigned to Citco Global. In July 2012, the Company was notified by Citco Global that the custodian for the Citco Global Notes is D.A.R.T. Limited (“DART”). The Citco Global Notes, under custodian of D.A.R.T Limited (“DART”) and herein after referred to as the “DART Notes”. The Company’s unsecured convertible debentures were issued to nineteen (19) unrelated investors firms: International Capital Group (“ICG”), Asher Enterprises, Inc. (“Asher”), Auctus Private Equity Fund (“Auctus”), Herbert Klei (“Klei”), Iconic Holdings, LLC (“Iconic”), Southridge Partners II, LP ("Southridge"), Tonaquint, Inc. ("Tonaquint"), WHC Capital, LLC ("WHC"), James Solakian ("Solakian"), Tarpon Bay Partners ("Tarpon"), LG Capital Funding, LLC ("LG Capital"), JMJ Financial ("JMJ") Adar Bays, LLC ("Adar Bays"), Vista Capital Investments, LLC ("Vista"), KBM Worldwide, Inc. ("KBM"), JSJ Investments Inc. ("JSJ"), GEL Properties, LLC ("GEL"), Black Arch Opportunity Fund LP (“Black Arch”) and Union Capital, LLC (“Union”). These secured and unsecured convertible debentures are hybrid instruments, which individually warrant separate accounting as a derivative instrument (see Notes 5 and 9).

In October 2013, the Company entered into a purchase agreement with Tonaquint which included five year warrants for 94 shares of the Company's common stock, at an exercise price of $260, as adjusted by the Company’s 1:650 reverse stock split, subject to adjustments (see Note 14). Per the terms of the reset feature of the warrants, an additional 1,080 warrant shares were issued at December 31, 2014, for a total of 1,174 warrant shares (Tonaquint Warrants #1). For the year ended December 31, 2014, the Company received warrant exercise notices from the warrant holder to convert 110 warrant shares into 323,303 unrestricted shares of the Company's common stock, at exercise prices ranging from $0.039 to $1,053 per share, as adjusted by the Company’s 1:650 reverse stock split. For the interim period ended March 31, 2015, the Company received a warrant exercise notice from the warrant holder to convert 12 warrant shares into 191,373 unrestricted shares of the Company's common stock, at an exercise price of $0.039 per share, as adjusted by the Company’s 1:650 reverse stock split (see Notes 5 and 14).

In April 2014, the Company entered into a purchase agreement with Tonaquint which included five year warrants for 611 shares of the Company's common stock, at an exercise price of $21.50, as adjusted by the Company’s 1:650 reverse stock split, subject to adjustments (Tonaquint Warrants #2) (see Note 14). As of March 31, 2015, no warrants have been exercised from this agreement.

In October 2014, the Company entered into a purchase agreement with Tonaquint which included five year warrants for 28,320 shares of the Company's common stock, at an exercise price of $0.46345, as adjusted by the Company’s 1:650 reverse stock split, subject to adjustments (Tonaquint Warrants #3) (see Note 14). As of March 31, 2015, no warrants have been exercised from this agreement.

The prices for the warrants are established at the time of issuance. Because the warrants have reset features (full reset feature and certain anti-dilution rights) based upon the issuance of equity securities by the Company in the future (the exercise price reset floor is adjusted in the initial 6 months from issuance), they are subject to derivative liability treatment.

In the year ended December 31, 2014, the Company sold subscriptions to five individuals for the purchase of shares of its Series B preferred stock at $1.50 per share. The Company sold a total of 142,004 shares, for $213,000, that are convertible into shares of its common stock at a 40% discount to current market value, defined as the average of the immediately prior five trading day's closing prices upon receipt of a conversion notice, and with a minimum price level set by the Company's Board of Directors at $0.005. The Series B preferred shares can be converted at any time after six months from the subscription agreements, but only once every 30 days (see Note 14). Because of the conversion feature of the Series B preferred shares, they are subject to derivative liability treatment.

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

(2) Valuation Assumptions - Change in Fair Value of Derivative Liability Related to DART Notes

The existing derivative instruments were valued as of March 31, 2015. The conversion price was the lower of $42.25 per share, as adjusted by the Company’s 1:650 reverse stock split, or 80% of the lowest bid price five days prior to conversion. The following assumptions were used for the valuation of the derivative liability related to the Notes at March 31, 2015:

•	The principal balance of the DART Notes of $542,588;

•	The stock price of $0.0025, as adjusted by the Company’s 1:650 reverse stock split, is based on market data as of March 31, 2015;

•	An event of default (in default as of 3/31/15) would occur 50% of the time, increasing 0.10% per month to a maximum of 95% with the Company most likely to negotiate an extension;

•	Alternative financing would be initially available to redeem the note 10% of the time and increase monthly by 0.1% to a maximum of 20%:

•	The monthly trading volume would average $331,996 over a year and would increase at 1% per period to limit the conversions and stock payments;

•	The projected volatility curve for each valuation period was based on the Company’s historical volatility:

1 year
12/31/14	489%
3/31/15	468%

•

The Holder would automatically convert the notes at a stock price of the higher of $84.50, as adjusted by the Company’s 1:650 reverse stock split (2 times the conversion price or 1.5 times the stock price) if the registration was effective and the company was not in default.

As of March 31, 2015, the estimated fair value of derivative liabilities on secured convertible notes of DART was $35,413.

(3) Valuation Assumptions - Change in Fair Value of Derivative Liabilities Related to ICG, Asher, Auctus, Klei, Iconic, Southridge, Tonaquint, WHC, Solakian, Tarpon, LG Capital, JMJ, Adar Bays, Vista, KBM, JSJ, GEL, Black Arch and Union Notes and the Series B preferred stock.

The following assumptions were used for the valuation of the derivative liability related to the ICG, Asher, Auctus, Klei, Iconic, Southridge, Tonaquint, WHC, Solakian, Tarpon, LG Capital, JMJ, Adar Bays, Vista, KBM, JSJ, GEL, Black Arch, Union Notes and Series B Preferred stock at issuance, conversion and the interim period ended March 31, 2015:

•	The notes convert with an initial conversion price of 40%-60% of the average or low of the 1-3 lowest bid out of the 10-20 previous days (the effective rates are typically lower);

•	The projected volatility curve for each valuation period was based on the historical volatility of the company in the range of 489% to 468%;

•	An event of default would occur 1% of the time, increasing 1.00% per month to a maximum of 10%;

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

As of March 31, 2015, the estimated fair value of derivative liabilities on the unsecured convertible notes from ICG, Asher, Auctus, Klei, Iconic, Southridge, Tonaquint, WHC, Solakian, Tarpon, LG Capital, JMJ, Adar Bays, Vista, KBM, JSJ, GEL, Black Arch and Union was $783,437.

As of March 31, 2015, the estimated fair value of derivative liabilities related to the Series B preferred shares was $10,378.

(4) Valuation Assumptions - Change in Fair Value of Tonaquint Warrants

The following assumptions were used for the valuation of the derivative liability related to the Tonaquint Warrants at issuance, exercise and the interim period ended March 31, 2015:

•	The warrants have an expiration date five years from issuance;

•

The warrants will have the right to exercise into the now 1,173 shares, as adjusted by the Company’s 1:650 reverse stock split, due to the initial reset and 1,073 shares after the exercises as of March 31, 2015. The holder receives a significant number of shares as a result of the resets and the effective conversion/stock price;

•	The exercise price resets to a floor which may be adjusted in the initial six months after issuance;

•	The holder may transfer, in whole or in part, the warrants without the consent of the Company;

•	As of March 31, 2015, the October 18, 2013 warrants partially exercised into significantly more shares than a standard warrant based on an effective adjusted exercise price and stock price;

As of March 31, 2015, the estimated fair value of derivative liabilities related to the Tonaquint warrants was $58,271.

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in the fair value of the derivative financial instruments and the changes in the fair value of the derivative financial instruments, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liability)	Total

Balance, December 31, 2013	$(519,433)	$(519,433)

Purchases, issuances and settlements	(463,009)	(463,009)

Transfers in and/or out of Level 3	-	-

Total gains or losses (realized/unrealized) included in:

Net income (loss)	(432,960)	(432,960)

Other comprehensive income (loss)	-	-

Balance, December 31, 2014	$(1,415,402)	$(1,415,402)

Purchases, issuances and settlements	56,435	56,435

Transfers in and/or out of Level 3	-	-

Total gains or losses (realized/unrealized) included in:

Net income (loss)	471,468	(432,960)

Other comprehensive income (loss)	-	-

Balance, March 31, 2015	$(887,499)	$(887,499)

Note 13 - Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2015	December 31, 2014

Accrued interest	$3,086,985	$2,962,509

Accrued salaries and payroll taxes (i)	1,723,664	1,714,738

Accrued expenses – other	6,059	6,059

	$4,816,708	$4,683,306

(i) Including approximately $1,300,000 due three (3) of the Company’s current officer/stockholders and one (1) of the Company’s former officer/stockholders.

Note 14 - Commitments and Contingencies

Payroll Taxes

At March 31, 2015, the Company recorded $53,901 of payroll taxes, of which approximately $45,000 were delinquent from the year ended December 31, 2003. The Company had also recorded $32,462 of related estimated penalties and interest on the delinquent payroll taxes. In March 2015, the Company determined to re-examine the nature and amounts of this accrued liability.

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

Future minimum payments required under this non-cancelable operating lease were as follows:

Year ending December 31:

2015 (remainder of the year)	34,263

2016	3,807

$38,070

Consulting Agreements

In December 2009, the Company entered into a retainer agreement with an attorney, whereby the attorney will act as in-house counsel for the Company with respect to all general corporate matters. Commencing on January 1, 2010, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock valued at market price on quarter end date (see note 14).

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

In June 2013, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining clients. The consultant will receive a commission of 10% of all directly contracted revenues and 5% of revenues contracted through a third party, recorded as a result of the consultant’s efforts. The parties may elect to remit commissions in the form cash or restricted shares of the Company’s common stock (at a share price to be determined), or a combination of both. The term of the agreement was one (1) year with automatic renewals. As of March 31, 2015, no revenues were recorded relating to the agreement.

In December 2013, the Company entered into a revenue share agreement with a firm whereby the consultant will assist the Company is obtaining new clients. The consultant will receive a commission of 5% on any revenues resulting from new clients obtained relating to the agreement. Either party may terminate the agreement by notifying the other party in writing. As of March 31, 2015, no revenues were recorded as a result the consultant's efforts relating to the agreement. In December 2013, the Company executed an advertising contract with the consultant for various marketing services to be provided from December 2013 to March 2014, at a cost of $975 per month. In March 2014, the Company executed an extension to the advertising contract with the consultant for various marketing services to be provided from April 2014 to September 2014, at a cost of $875 per month. In October 2014, the Company executed an extension to the advertising contract with the consultant for various marketing services to be provided from October 2014 to December 2014, at a cost of $775 per month.

In December 2013, the Company entered into a consulting agreement with a firm whereby the firm will serve as a testifying expert as the Company enforces its patent rights through litigation. The Company shall compensate the consultant at a rate of $650 per hour for consultant services and $750 per hour for services relating to court testimony. As of March 31, 2015, no fees have been remitted to the consultant relating to this agreement.

In March, April, June, July and August 2014, the Company entered into consulting agreements with a firm whereby the consultant will assist the Company in obtaining investors. The consultant will receive a commission of 10% cash per deal, plus warrants to purchase shares of the Company's common stock, to be negotiated per deal, of all financing raised as a result of the consultant’s efforts. For the interim period ended March 31, 2015, the consultant received cash commissions of $49,700 as a result of financing raised relating to the agreements. For the interim period ended March 31, 2015, the Company issued warrants to purchase 15 shares of its common stock, exercisable at $19.50 per share for 2 shares, $29.25 per share for 2 shares, $87.75 per share for 3 shares, $136.50 per share for 4 shares, $143.00 per share for 2 shares and $208.00 per share for 2 shares to the consultant per the terms of the agreement. The warrant shares have a 50% exercise price premium and expire three (3) years from the date of issuance. The term of the agreements is per deal.

In March 2014, the Company executed a retainer agreement, for $5,000, with an attorney to assist the Company in responding to a February 2014 Depository Trust and Clearing Corporation ("DTCC") inquiry, including the issuance of a legal opinion letter. The DTCC inquiry was resolved in April 2014.

Term Sheets

In February 2013, the Company executed a term sheet with an investor firm and received $40,000, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In April 2013, the Company executed a new term sheet with the investor firm and received $40,000, net of a $2,500 legal fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In June 2013, the Company executed a new term sheet with the investor firm and received $40,000, net of a $2,500 legal fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In July 2013, the Company executed a new term sheet with the investor firm and received $37,500, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In August 2013, the Company executed a new term sheet with the investor firm and received $37,500, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the term sheet (see Note 5). The Company recorded all of the closing fees of $13,000 in 2012 and $2,500, from the February 2013 term sheet, for the year ended December 31, 2013, as deferred financing costs. The fees of $10,000, from the April, June, July and August 2013 term sheets, were expensed as legal fees for the year ended December 31, 2013. In February 2014, the Company executed a new term sheet with the investor firm and, in March 2014, received $50,000, net of a $3,000 legal fee, and executed a convertible promissory note and securities purchase agreement per the term sheet (see Note 5). The debentures contain an embedded derivative feature (see Note 11). For the interim period ended March 31, 2015 and 2014, the Company expensed $0 and $0, respectively, of financing expenses related to the deferred financing costs.

In November 2012, the Company executed a term sheet with an investor firm whereby the firm would invest in the Company $27,750 in the form of a convertible promissory note, bearing interest at 8% per annum maturing nine (9) months from the date of issuance. A legal fee of $2,750 would be deducted from the tranche and the note would include a tiered prepayment penalty. Conversions would include a 40% discount to the average closing bid price of the Company’s common stock for the previous ten (10) days of a conversion notice, using the average of the two (2) lowest trading prices. In December 2012, the Company received the tranche of $25,000, net of the $2,750 legal fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In February 2013, the Company executed a new term sheet with the investor firm and received $25,000, net of $2,750 in legal fees, and executed a convertible promissory note and securities purchase agreement per the term sheet. In May 2013, the Company executed a new term sheet with the investor firm and received $30,000, net of $2,750 in legal fees, and executed a convertible promissory note and securities purchase agreement per the term sheet. In October 2013, the Company executed a new term sheet with the investor firm and received $29,980, net of $2,770 in legal fees, and executed a convertible promissory note and securities purchase agreement per the term sheet. In May 2014, the Company executed a new term sheet with the investor firm and received $27,750, net of $2,750 in legal fees, and executed a convertible promissory note and securities purchase agreement per the term sheet. In October 2014, the Company executed a new term sheet with the investor firm and received $27,750, net of $2,750 in legal fees, and executed a convertible promissory note and securities purchase agreement per the term sheet (see Note 5).The debentures contain an embedded derivative feature (see Note 11).

Debt Purchase Agreements

In January 2014, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a promissory note holder and an unrelated party, the Company transferred $25,000 of the note balance to the unrelated party in the form of a convertible note for $25,000 (see Notes 5 and 7). The new debenture contains an embedded derivative feature (see Note 11).

In March 2014, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a promissory note holder and an unrelated party, the Company transferred $25,000 of the accrued interest balance to the unrelated party in the form of a convertible note for $25,000 (see Notes 5 and 7). The new debenture contains an embedded derivative feature (see Note 11).

In April 2014, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a promissory note holder and an unrelated party, the Company transferred $25,000 of the accrued interest balance to the unrelated party in the form of a convertible note for $25,000 (see Notes 5 and 7). The new debenture contains an embedded derivative feature (see Note 11).

In April 2014, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a promissory note holder and an unrelated party, the Company transferred $95,000 of the note balance and $5,000 of the accrued interest balance to the unrelated party in the form of a convertible note for $100,000 (see Notes 5 and 7). The new debenture contains an embedded derivative feature (see Note 11).

In May 2014, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a promissory note holder and an unrelated party, the Company transferred $25,000 of the accrued interest balance to the unrelated party in the form of a convertible note for $25,000 (see Notes 5 and 7). The new debenture contains an embedded derivative feature (see Note 11).

In May 2014, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a convertible promissory note holder and an unrelated party, the Company transferred $50,000 of the note balance to the unrelated party in the form of a convertible note for $50,000 (see Note 5). The new debenture contains an embedded derivative feature (see Note 11).

In June 2014, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a promissory note holder and an unrelated party, the Company transferred $18,768 of the accrued interest balance to the unrelated party in the form of a convertible note for $18,768 (see Notes 5 and 7). The new debenture contains an embedded derivative feature (see Note 11).

In June 2014, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a promissory note holder and an unrelated party, the Company transferred $30,000 of the note balance and $1,500 of the accrued interest balance to the unrelated party in the form of a convertible note for $31,500 (see Notes 5 and 7). The new debenture contains an embedded derivative feature (see Note 11).

In July 2014, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a promissory note holder and an unrelated party, the Company transferred $25,000 of the note balance and $16,151 of the accrued interest balance to the unrelated party in the form of a convertible note for $41,151 (see Notes 5 and 7). Prior to the July 2014 transaction, the promissory note was sold to another unrelated party in June 2014. The new debenture contains an embedded derivative feature (see Note 11).

In October 2014, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a convertible promissory note holder and an unrelated party, the Company transferred $50,000 of the note balance and $2,500 of the accrued interest balance to the unrelated party in the form of a convertible note for $52,500 (see Note 5). The new debenture contains an embedded derivative feature (see Note 11).

In February 2015, pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, a promissory note holder and an unrelated party, the Company transferred $25,000 of the note balance to the unrelated party in the form of a convertible note for $25,000 (see Notes 5 and 7). The new debenture contains an embedded derivative feature (see Note 11).

Assignment

In October 2010, the Company assigned the proceeds of six of the Company’s open receivables invoices, in the total amount of $20,761, to its CEO. The assignment was non-interest bearing and fee free with a due date for repayment of November 20, 2010. Partial repayments of the assignment were made in October 2010 for $4,218 and November 2010 for $4,125. The due date of the assignment has been extended to December 31, 2015 (see Note 8).

Due to Factor

In March 2007, the Company entered into a sale and subordination agreement with a factoring firm whereby the Company sold its rights to two invoices, from February 2007 and March 2007, totaling $470,200 to the factor. Upon signing the agreement and providing the required disclosures, the factor remitted 65%, or $144,440, of the February 2007 invoice and a certain percentage of $53,010 of the March 2007 invoice to the Company. The Company paid a $500 credit review fee to the factor relating to the agreement. Per the terms of the agreement, once the Company’s client remits the invoice amount to the factor, the factor deducts a discount fee from the remaining balance of the factored invoices and forwards the net proceeds to the Company. The discount fee is computed as a percentage of the face amount of the invoice as follows: 2.25% fee for invoices paid within 30 days of the down payment date with an additional 1.125% for each 15 day period thereafter. In September 2007, the February 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In December 2007, the March 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In February 2008, the Company and the factor agreed to a total settlement amount of $75,000, which was scheduled to be paid by the Company to the factor in September 2008 unless both parties mutually agreed to extend the due date. In September 2008, the Company and the factor reached a verbal agreement to extend the due date to December 31, 2008. The Company is pursuing a further extension. As of March 31, 2015, the balance due to the factor by the Company was $209,192 including interest.

Litigation

On March 25, 2013 the Company filed a complaint in the United States District Court for the District of New Jersey (case no: 13-cv-01895 (SRC)(CLW)) vs. WhiteSky, Inc (an existing channel partner) subsequently amended in July 2013. The lawsuit was settled on March 9, 2015 with mutually agreed upon terms. In May 2015, the Company received the first agreed upon installment payment.

On March 28, 2013 the Company initiated patent litigation against PhoneFactor, Inc., a subsidiary of Microsoft Inc., Fiserv, Inc., and First Midwest Bancorp, Inc. in the U.S. District Court for the District of Delaware in Wilmington, for Infringement of United States Patent No. 7,870,599 (the ’599 Patent). Currently Fiserv, Inc. is released from this complaint and the Company has amended this complaint, in April 2014, to include the Company’s two additional Out-of-Band patents (Patent Nos.: 8,484,698 & 8,713,701). As of March 31, 2015, the case was in full discovery, the pre-trial hearing was held and the deliberations are continuing with various discussions ongoing. A mediation meeting is scheduled for May 2015 to discuss the terms of a potential settlement.

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

The Series B Preferred Stock has preferential liquidation rights in the event of any liquidation, dissolution or winding up of the Company, such liquidation rights to be paid from the assets of the Company not delegated to parties with greater priority at $1.00 per share or, in the event an aggregate subscription by a single subscriber of the Series B Preferred Stock is greater than $100,000,000, $0.997 per share. The Series B Preferred Stock shall be convertible to a number of shares of common stock equal to the price of the Series B Preferred Stock divided by the par value of the Series B Preferred Stock. The option to convert the shares of Series B Preferred Stock may not be exercised until three months following the issuance of the Series B Preferred Stock to the recipient shareholder. The Series B Preferred Stock shall have ten votes on matters presented to the shareholders of the Company for one share of Series B Preferred Stock held. The initial price of the Series B Preferred Stock shall be $2.50, (subject to adjustment by the Company’s Board of Directors) until such time, if ever, the Series B Preferred Stock are listed on a secondary and/or public exchange.

In February 2014, the Company's Board of Directors amended the conversion feature of the Series B Preferred Stock, to permit conversion to common shares at a 40% market discount to current market value at the time the Company receives a conversion request. Current market value is defined as the average of the immediately prior five trading day's closing prices. Additionally, when Series B Preferred Stock shares convert to the Company's common stock, the minimum price discount floor level is set at $0.005, as decided by the Company's Board of Directors. As of December 31, 2014, there were 142,004 shares of Series B Preferred Stock issued and outstanding.

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

Sales of Shares of Series B Preferred Stock

In February 2014, the Company sold subscriptions to three individuals for the purchase of shares of its Series B preferred stock at $1.50 per share. The Company sold a total of 25,335 shares, for $38,000, that are convertible into shares of its common stock at a 40% discount to current market value, defined as the average of the immediately prior five trading day's closing prices upon receipt of a conversion notice, and with a minimum price level set by the Company's Board of Directors at $0.005. The Series B preferred shares can be converted at any time after six months from the subscription agreements, but only once every 30 days. The conversion feature of the subscription agreement contains an embedded derivative (see Note 11).

In March 2014, the Company sold subscriptions to one individual for the purchase of shares of its Series B preferred stock at $1.50 per share. The Company sold a total of 16,667 shares, for $25,000, that are convertible into shares of its common stock at a 40% discount to current market value, defined as the average of the immediately prior five trading day's closing prices upon receipt of a conversion notice, and with a minimum price level set by the Company's Board of Directors at $0.005. The Series B preferred shares can be converted at any time after six months from the subscription agreements, but only once every 30 days. The conversion feature of the subscription agreement contains an embedded derivative (see Note 11).

In April 2014, the Company sold subscriptions to one individual for the purchase of shares of its Series B preferred stock at $1.50 per share. The Company sold a total of 33,334 shares, for $50,000, that are convertible into shares of its common stock at a 40% discount to current market value, defined as the average of the immediately prior five trading day's closing prices upon receipt of a conversion notice, and with a minimum price level set by the Company's Board of Directors at $0.005. The Series B preferred shares can be converted at any time after six months from the subscription agreements, but only once every 30 days. The conversion feature of the subscription agreement contains an embedded derivative (see Note 11).

In May 2014, the Company sold subscriptions to three individuals for the purchase of shares of its Series B preferred stock at $1.50 per share. The Company sold a total of 66,668 shares, for $100,000, that are convertible into shares of its common stock at a 40% discount to current market value, defined as the average of the immediately prior five trading day's closing prices upon receipt of a conversion notice, and with a minimum price level set by the Company's Board of Directors at $0.005. The Series B preferred shares can be converted at any time after six months from the subscription agreements, but only once every 30 days. The conversion feature of the subscription agreement contains an embedded derivative (see Note 11).

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

Issuance of Common Stock for Services

In December 2009, the Company entered into a retainer agreement with an attorney, whereas the attorney acts as house counsel for the Company with respect to all general corporate matters. Commencing on January 1, 2010, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market, and the total of which remains 2,500 shares post to the Company's March 2014 and January 2015 reverse stock splits For the interim period ended March 31, 2015 and 2014, the Company issued a total of 7,500 shares of restricted common stock, valued at $56, and 23 shares of restricted common stock, of which 12 shares were from 2013, valued at $2,655, respectively, as adjusted by the Company’s 1:650 reverse stock split, all of which have been expensed as legal fees, related to the agreement.

Issuance of Common Stock for Financing

In March 2010, the Company executed a promissory note for $50,000 with its CEO, bearing interest at 10% per annum, maturing on April 30, 2011. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 1 restricted share, as adjusted by the Company’s 1:650 reverse stock split, of the Company’s common stock, valued at $24,375 per share, as adjusted by the Company’s 1:650 reverse stock split, and expensed in 2010. In January 2015, the note was extended to December 31, 2015 (see Note 8).

In March 2015, the Company's transfer agent issued 1,427 shares of the Company's common stock, as adjusted by the Company’s 1:650 reverse stock split, valued at $4.71, as rounding shares related to the Company's 1:650 reverse stock split of the Company's issued and outstanding shares of common stock that was adopted in January 2015.

Conversions to Common Stock

For the interim period ended March 31, 2015, the Company received conversion notices from Adar Bays to convert $13,425 of a back-end note dated September 23, 2014, that tacks back to March 24, 2014, into 1,089,106 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.001798 to $0.0377 per share, as adjusted by the Company's 1:650 reverse stock split (see Note 5).

For the interim period ended March 31, 2015, the Company received conversion notices from Auctus to convert $5,602 of a note dated May 21, 2014, and accrued interest of $830, into 2,322,758 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.00066 to $0.0195 per share, as adjusted by the Company's 1:650 reverse stock split (see Note 5).

For the interim period ended March 31, 2015, the Company received conversion notices from Black Arch to convert $9,178 of a note originally issued to a non-related third party on February 11, 2008, and sold to the investor firm with no additional consideration to the Company, into 3,356,667 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.00066 to $0.015 per share, as adjusted by the Company's 1:650 reverse stock split (see Note 5).

For the interim period ended March 31, 2015, the Company received conversion notices from Iconic to convert $6,739 of a note dated May 30, 2014 into 2,421,422 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.0015 to $0.0039 per share, as adjusted by the Company's 1:650 reverse stock split (see Note 5).

For the interim period ended March 31, 2015, the Company received conversion notices from JMJ to convert $6,729 of a note dated March 26, 2014 into 982,538 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.0015 to $0.039 per share, as adjusted by the Company's 1:650 reverse stock split (see Note 5).

For the interim period ended March 31, 2015, the Company received a conversion notice from JSJ to convert $3,308 of a note dated May 25, 2014 into 125,369 unrestricted shares of the Company's common stock, at a conversion price of $0.2665 per share, as adjusted by the Company's 1:650 reverse stock split (see Note 5).

For the interim period ended March 31, 2015, the Company received conversion notices from KBM to convert $8,830 of a note dated April 8, 2014 into 4,063,011 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.00064 to $0.0058 per share, as adjusted by the Company's 1:650 reverse stock split (see Note 5).

For the interim period ended March 31, 2015, the Company received conversion notices from LG Capital to convert $5,535, and accrued interest of $469, of a note dated March 14, 2014 into 340,435 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.0058 to $0.0377 per share, as adjusted by the Company's 1:650 reverse stock split (see Note 5).

For the interim period ended March 31, 2015, the Company received a conversion notice from Union to convert $4,490, and accrued interest of $121, of a note originally issued to a non-related third party on September 23, 2006, and sold to the investor firm with no additional consideration to the Company, into 122,296 unrestricted shares of the Company's common stock, at a conversion price of $0.0377 per share, as adjusted by the Company's 1:650 reverse stock split (see Note 5).

For the interim period ended March 31, 2015, the Company received conversion notices from Vista to convert $2,990 of a note dated April 1, 2014 into 2,540,000 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.0004 to $0.00275 per share, as adjusted by the Company's 1:650 reverse stock split (see Note 5).

For the interim period ended March 31, 2015, the Company received conversion notices from WHC to convert $10,914 of a note originally issued to a non-related third party on January 23, 2009, and sold to the investor firm with no additional consideration to the Company, into1,825,452 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.000638 to $0.0377 per share, as adjusted by the Company's 1:650 reverse stock split (see Note 5).

For the interim period ended March 31, 2014, the Company received conversion notices from Asher to convert $95,100 of notes dated June 4, 2013 and July 17, 2013, and $4,700 of accrued interest, into 1,584 unrestricted shares of the Company's common stock, at conversion prices ranging from $58.50 per share to $72.28 per share, as adjusted by the Company’s 1:650 reverse stock split (see Note 5).

For the interim period ended March 31, 2014, the Company received conversion notices from Auctus to convert $17,000 of a note dated May 28, 2013, and accrued interest of $1,579, into 318 unrestricted shares of the Company's common stock, at a conversion price of $58.50 per share, as adjusted by the Company’s 1:650 reverse stock split (see Note 5).

For the interim period ended March 31, 2014, the Company received conversion notices from Iconic to convert $45,002 of notes dated June 4, 2013 and July 23, 2013, and accrued interest of $4,852, into 852 unrestricted shares of the Company's common stock, at a conversion price of $58.50 per share, as adjusted by the Company’s 1:650 reverse stock split (see Note 5).

For the interim period ended March 31, 2014, the Company received conversion notices from WHC to convert $24,553 of a note originally issued to a non-related third party on June 6, 2006, and sold to the investor firm with no additional consideration to the Company, into 434 unrestricted shares of the Company's common stock, at a conversion price of $56.55 per share, as adjusted by the Company’s 1:650 reverse stock split (see Note 5).

For the interim period ended March 31, 2014, the Company received conversion notices from Tarpon to convert $33,250 of a note originally issued to a non-related third party on February 29, 2008, and sold to the investor firm with no additional consideration to the Company, and $15,000 of accrued interest, into 883 unrestricted shares of the Company's common stock, at conversion prices ranging from $50.09 to $66.14 per share, as adjusted by the Company’s 1:650 reverse stock split (see Note 5). A total of 150 of the shares, at a conversion price of $50.09, as adjusted by the Company’s 1:650 reverse stock split, was issued in April 2014.

Issuance of Warrants and Options for Financing and Acquiring Services

For the interim period ended March 31, 2015, there were no issuances of warrants agreements made by the Company in connection with consulting agreements.

In October 2013, the Company entered into a purchase agreement with Tonaquint which included five year warrants for 94 shares of the Company's common stock, at an exercise price of $260, as adjusted by the Company’s 1:650 reverse stock split, subject to adjustments (see Note 5). Per the terms of the reset feature of the warrants, an additional 1,080 warrant shares were issued at December 31, 2014, for a total of 1,174 warrant shares. For the interim period ended March 31, 2015, the Company received a warrant exercise notice from the warrant holder to convert 12 warrant shares into 191,373 unrestricted shares of the Company's common stock, at an exercise price of $0,039 per share, as adjusted by the Company’s 1:650 reverse stock split (see Note 5).

In April 2014, the Company entered into a purchase agreement with Tonaquint which included five year warrants for 611 shares of the Company's common stock, at an exercise price of $21.50, as adjusted by the Company’s 1:650 reverse stock split, subject to adjustments (see Note 5). As of March 31, 2015, no warrants have been exercised from this agreement.

In October 2014, the Company entered into a purchase agreement with Tonaquint which included five year warrants for 28,320 shares of the Company's common stock, at an exercise price of $0.46345, as adjusted by the Company’s 1:650 reverse stock split, subject to adjustments (see Note 5). As of March 31, 2015, no warrants have been exercised from this agreement.

The table below summarizes the Company’s warrant activities through March 31, 2015, as adjusted by the Company’s 1:650 reverse stock split:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2013	231	$1,462.50-9,750,000	$155,025	$1,105,250	$-

Granted	30,025	$695-312,000	$2,651	$19,949	$-
Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(110)	$35,159	-	$(8,521)	-
Exercised	(-)	-	-	-	-
Expired	(56)	$19,500-9,750,000	$86,314	$(528,199)	$-
Balance, December 31, 2014	30,090	$695-9,750,000	$25,486	$588,479	$-

Granted	-	-	-	-	$-
Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(12)	$0.039	$0.039	(1,395)	-
Exercised	(-)	-	-	-	-
Expired	(6)	$19,500-39,000	$29,250	$(77,822)	$-
Balance, March 31, 2015	30,072	$695-9,750,000	$10,430	$509,262	$-

Vested and exercisable, March 31, 2015	30,072	$695-9,750,000	$25,495	$509,262	$-

Unvested, March 31, 2015	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2015, as adjusted by the Company’s 1:650 reverse stock split:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$9,750,000	1	0.59	$9,750,000	1	0.59	$9,750,000

$695-312,000	30,071	1.10	$25,318	30,071	1.10	$25,318

$695 - $9,750,000	30,072	1.10	$25,495	30,072	1.10	$25,495

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

As of March 31, 2015, options to purchase an aggregate of 13 shares, as adjusted by the Company’s 1:650 reverse stock split, of its common stock for non-employees were outstanding. The exercise price of the options to purchase 2 and 11 shares its common stock is $5,850.00 and $1,636.36, respectively, yielding a weighted average exercise price of $2,925.00, as adjusted by the Company’s 1:650 reverse stock split. In January 2013, options to purchase an aggregate of 1 share of the Company's common stock at $3,510,000 per share, as adjusted by the Company’s 1:650 reverse stock split, were cancelled per an agreement executed with NetLabs, Inc. Also in January 2013, options to purchase an aggregate of 1 share, as adjusted by the Company’s 1:650 reverse stock split, of the Company's common stock, valued at $13,500 per share, expired.

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

The table below summarizes the Company’s 2004 Incentive Plan and 2012 Stock Incentive Plan activities through March 31, 2015, as adjusted by the Company’s 1:650 reverse stock split:

	Number of Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2013	144	$2,242.50-9,750,000	$12,646	$2,784,813	$-

Granted	(-)	-	-	-	-
Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	(-)	-	-	-	-
Balance, December 31, 2014	144	$2,242.50-9,750,000	$12,646	$2,784,813	$-

Granted	-	-	-	-	-
Canceled	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	(-)	9,750,000	9,750,000	$(9,650)	-
Balance, March 31, 2015	144	$2,242.5-9,750,000	$12,650	$2,775,163	$-

Vested and exercisable, March 31, 2015	144	$2,242.5-9,750,000	$12,650	$2,775,163	$-

Unvested, March 31, 2015	-	$-	$-	$-	$-

As of March 31, 2015, options to purchase an aggregate of 142 shares of common stock were outstanding under the 2004 incentive plan and 2012 Stock Incentive Plan and there were 166 shares remaining available for issuance, as adjusted by the Company’s 1:650 reverse stock split. Also in May 2013, options to purchase an aggregate of 1 share of the Company's common stock, at $975,000 per share and 1 share of the Company's common stock, at $9,750,000 per share, as adjusted by the Company’s 1:650 reverse stock split, were cancelled.

The following table summarizes information concerning 2004 Incentive plan and 2012 Stock Incentive Plan as of March 31, 2015, as adjusted by the Company’s 1:650 reverse stock split:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$9,750,000	1	0.26	$9,750,000	1	0.26	$9,750,000

$975,000	1	1.27	$975,000	1	1.27	$975,000

$2,437.50-365,625	137	0.89	$10,935	137	0.89	$10,935

$2,242.50	5	7.76	$2,242.50	5	7.76	2,242.50

$2,242.50-9,750,000	144	1.13	$12,650	144	1.13	$12,650

Note 17 - Concentration of Credit Risk

Customers and Credit Concentrations

Revenue concentrations and the accounts receivables concentrations are as follows:

	Net Sales for the Interim period ended		Accounts Receivable at
	March 31, 2015	March 31, 2014	March 31, 2015	December 31, 2014

Customer A	63.7%	35.9%	47.8%	35.9%

Customer B	23.4%	11.2%	14.1%	41.2%

Customer C	-%	-%	14.2%	11.7%

Customer D	-%	34.5%	10.9%	-%

	87.1%	81.6%	87.0%	88.8%

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

Conversions to Common Stock

In April 2015, the Company received a conversion notice from Adar Bays to convert $2,067 of a back-end note dated September 23, 2014, that tacks back to March 24, 2014, into 3,239,812 unrestricted shares of the Company's common stock, at a conversion price of $0.000638 per share, as adjusted by the Company's 1:650 reverse stock split (see Note 5).

In April 2015, the Company received conversion notices from Auctus to convert $3,493 of a note dated May 21, 2014, and accrued interest of $280, into 6,881,045 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.00039 to $0.00075 per share, as adjusted by the Company's 1:650 reverse stock split (see Note 5).

In April 2015, the Company received conversion notices from Black Arch to convert $7,596 of a note originally issued to a non-related third party on February 11, 2008, and sold to the investor firm with no additional consideration to the Company, into 13,100,000 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.00036 to $0.00066 per share, as adjusted by the Company's 1:650 reverse stock split (see Note 5).

In April 2015, the Company received conversion notices from Iconic to convert $9,063 of a note dated May 30, 2014 into 21,284,239 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.00024 to $0.00066 per share, as adjusted by the Company's 1:650 reverse stock split (see Note 5).

In April 2015, the Company received a conversion notice from JMJ to convert $521 of a note dated March 26, 2014 into 1,085,000 unrestricted shares of the Company's common stock, at a conversion price of $0.00048 per share, as adjusted by the Company's 1:650 reverse stock split (see Note 5).

In April 2015, the Company received conversion notices from KBM to convert $2,875 of a note dated April 8, 2014 into 3,902,740 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.00073 to $0.00075 per share, as adjusted by the Company's 1:650 reverse stock split (see Note 5).

In April 2015, the Company received conversion notices from LG Capital to convert $1,790, and accrued interest of $195, of a note dated March 14, 2014 into 4,634,304 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.000348 to $0.000638 per share, as adjusted by the Company's 1:650 reverse stock split (see Note 5).

In April 2015, the Company received a conversion notice from Tonaquint to convert $1,601 of a note dated October 18, 2013 into 3,335,000 unrestricted shares of the Company's common stock, at a conversion price of $0.00048 per share, as adjusted by the Company's 1:650 reverse stock split (see Note 5).

In April 2015, the Company received a conversion notice from Union to convert $3,000, and accrued interest of $161, of a note originally issued to a non-related third party on September 23, 2006, and sold to the investor firm with no additional consideration to the Company, into 4,954,702 unrestricted shares of the Company's common stock, at a conversion price of $0.000638 per share, as adjusted by the Company's 1:650 reverse stock split (see Note 5).

In April 2015, the Company received conversion notices from Vista to convert $6,200 of a note dated April 1, 2014 into 21,000,000 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.0002 to $0.0004 per share, as adjusted by the Company's 1:650 reverse stock split (see Note 5).

In April 2015, the Company received conversion notices from WHC to convert $1,823 of a note originally issued to a non-related third party on January 23, 2009, and sold to the investor firm with no additional consideration to the Company, into 5,464,476 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.00029 to $0.000464 per share, as adjusted by the Company's 1:650 reverse stock split (see Note 5).

In May 2015, the Company received conversion notices from Auctus to convert $2,905 of a note dated May 21, 2014, and accrued interest of $139, into 21,225,286 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.00039 to $0.00075 per share, as adjusted by the Company's 1:650 reverse stock split (see Note 5).

In May 2015, the Company received a conversion notice from Black Arch to convert $2,220 of a note originally issued to a non-related third party on February 11, 2008, and sold to the investor firm with no additional consideration to the Company, into 18,500,000 unrestricted shares of the Company's common stock, at a conversion price of $0.00012 per share, as adjusted by the Company's 1:650 reverse stock split (see Note 5).

In May 2015, the Company received conversion notices from Iconic to convert $5,811 of a note dated May 30, 2014 into 48,425,000 unrestricted shares of the Company's common stock, at a conversion price of $0.00012 per share, as adjusted by the Company's 1:650 reverse stock split (see Note 5).

In May 2015, the Company received conversion notices from KBM to convert $4,320 of a note dated April 8, 2014 into 36,000,000 unrestricted shares of the Company's common stock, at a conversion price of $0.00012 per share, as adjusted by the Company's 1:650 reverse stock split (see Note 5).

In May 2015, the Company received a conversion notice from LG Capital to convert $1,135, and accrued interest of $129, of a note dated March 14, 2014 into 10,894,310 unrestricted shares of the Company's common stock, at a conversion price of $0.000116 per share, as adjusted by the Company's 1:650 reverse stock split (see Note 5).

In May 2015, the Company received a conversion notice from Tonaquint to convert $2,075 of a note dated October 18, 2013 into 17,290,000 unrestricted shares of the Company's common stock, at a conversion price of $0.00012 per share, as adjusted by the Company's 1:650 reverse stock split (see Note 5).

In May 2015, the Company received a conversion notice from Union to convert $2,350, and accrued interest of $144, of a note originally issued to a non-related third party on September 23, 2006, and sold to the investor firm with no additional consideration to the Company, into 21,496,379 unrestricted shares of the Company's common stock, at a conversion price of $0.000116 per share, as adjusted by the Company's 1:650 reverse stock split (see Note 5).

In May 2015, the Company received conversion notices from Vista to convert $3,050 of a note dated April 1, 2014 into 30,500,000 unrestricted shares of the Company's common stock, at a conversion price of $0.0001 per share, as adjusted by the Company's 1:650 reverse stock split (see Note 5).

In May 2015, the Company received a conversion notice from WHC to convert $774 of a note originally issued to a non-related third party on January 23, 2009, and sold to the investor firm with no additional consideration to the Company, into 6,669,884 unrestricted shares of the Company's common stock, at a conversion price of $0.000116 per share, as adjusted by the Company's 1:650 reverse stock split (see Note 5).

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

Such risks include, among others, the following: demand for payment of our convertible notes outstanding under which we are currently in default, our inability to obtain adequate financing to repay the convertible notes, our ability to continue financing the operations either through debt or equity offerings, dilution to our common stock due to conversions of convertible securities, international, national and local general economic and market conditions: our ability to sustain, manage or forecast our growth; material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this filing. Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Background

We are a software development and services company that offers a suite of integrated computer network security products using proprietary technology. StrikeForce Technical Services Corporation was incorporated in August 2001 under the laws of the State of New Jersey. On September 3, 2004, we changed our name to StrikeForce Technologies, Inc. On November 15, 2010, we redomiciled under the laws of the State of Wyoming. We initially conducted operations as an integrator and reseller of computer hardware and telecommunications equipment and services until December 2002. In December 2002, and formally memorialized in September 2003, we acquired certain intellectual property rights and patent pending technology from NetLabs.com, Inc. (“NetLabs”) including the rights to further develop and sell their principal technology. In addition, certain officers of NetLabs joined our company as officers and directors of our company. Our ongoing strategy is developing and marketing our suite of network security products to the corporate, financial, healthcare, legal, government, technology, insurance, e-commerce and consumer sectors. We plan to continue to grow our business primarily through our globally expanding sales channel and internally generated sales, rather than by acquisitions. We have no subsidiaries and we conduct our operations from our corporate office in Edison, New Jersey.

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

We completed the development of our ProtectID® platform at the end of June 2006, we completed the core development of our keyboard encryption and anti-keylogger product, GuardedID®, in December 2006 and commenced deployment of our new mobile product, MobileTrust® into the mobile stores in 2014, of which the first two are currently being sold and distributed. ProtectID® patent titled "Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System" is now protected by three patents. The keystroke encryption technology we developed and use in our GuardedID® product is protected by three patents..

In November 2010, we received notice that the United States Patent and Trademark Office (“USPTO”) had issued an official Notice of Allowance for the patent application for the technology relating to our ProtectID® product. In January 2011, we received notice that the USPTO issued to us Patent No. 7,870,599. This “Out-of-Band” Patent went through a USPTO Re-Examination process starting on August 16, 2011 and concluded on December 27, 2011, with all of our patent claims remaining intact and eight additional patent claims being added. Since 2011, we submitted additional continuation patents on the “Out-of-Band” Patent, two additional patents granted and a fourth pending.

 In January 2013, we were assigned the entire right, title and interest in the “Out-of-Band Patent” from NetLabs, with the agreement of the developer, and the assignment was recorded with the United States Patent and Trademark Office (“USPTO”).

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

In September 2014, we filed an International Patent for MobileTrust® (PCT/US20114/029905).

In March 2015, we received our third patent from the USPTO, Patent No. 8,973,107, of our Keystroke Encryption patent. This enhances our position for our Keystroke Encryption product, GuardedID®, and our MobileTrust® product.

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

We generated all of our revenues of $68,661 for the three months ended March 31, 2015, compared to $90,901 for the three months ended March 31, 2014, from the sales of our security products. The decrease in revenues was primarily due to the decrease in hardware sales, maintenance sales and revenue from sign on fees. We have realized delays in revenues from some of our new distributor’s that, although there can be no assurances, we anticipate will appear in the second quarter of 2015, and in delayed rollout of our new mobile security technologies, now anticipated to roll out through the Apple and Android markets during the second quarter of 2015. In addition, we rolled out our GuardedID® MAC version that is expected, but not guaranteed, to increase our revenues during the second quarter of 2015 and thereafter. Therefore, we see strong opportunities for increased sales through 2015. Additionally, we believe we have opportunities through our sales distribution channels, including current pilots, which we believe should increase revenues in 2015, especially with the addition of our new mobile security products and new multi-marketing partners.

We market our products globally to financial service firms, healthcare related companies, legal services companies, e-commerce companies, gaming, automotive, government agencies, multi-level marketing groups, the enterprise market in general, and with virtual private network companies, as well as technology service companies and retail distributors that service all the above markets. We seek such sales through our own direct efforts, through distributors, resellers and third party agents internationally. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in multiple production installations and pilot projects with various distributors, resellers and direct customers primarily in the United States. Our GuardedID® product is also being sold directly to consumers, primarily through the Internet as well as distributors, resellers, third party agents, affiliates and potential OEM agreements by bundling GuardedID® with their products (providing a value-add and competitive advantage to their own products and offerings). Currently this is the most active market for us with multiple programs in pre-production and some already in production. We anticipate, but cannot guarantee, increases in revenues in 2015 from these programs. In addition, we have completed the development and testing our new mobile products, MobileTrust® and GuardedID® Mobile Software Development Kit (SDK), which is almost completed and being prepared for sales in mobile online stores in, we expect but cannot guarantee, the second quarter of 2015, upon completion of our new sCloud registration process. The mobile products play a major role in our anticipated, but not guaranteed, second quarter 2015 revenue projections. Although no assurances can be provided that revenues will increase as anticipated, our GuardedID® MAC version, recently rolled out, is another reason for our anticipated, but not guaranteed, projected increase in revenues during the second quarter of 2015.

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

Business Model

We are focusing primarily on developing sales through “channel” relationships in which our products are offered by other manufacturers, distributors, value-added resellers and agents, internationally. In 2014, we added and publicly announced additions to our global distribution sales channel, which provides additional presence for us in the United States, Canada, Europe and Africa. We continue to add additional channel partners, especially on the consumer side. We also sell our suite of security products directly from our Edison, New Jersey office, which also augments our channel partner relationships. It is our strategy that these “channel” relationships will provide the greater percentage of our revenues ongoing, as was the case in the past two years. Examples of the channel relationships that we are seeking include already established original equipment manufacturer (“OEM”) and bundled relationships with other security technology and software providers that would integrate or bundle the enhanced security capabilities of ProtectID®, GuardedID® and/or MobileTrust® into their own product lines, thereby providing greater value to their clients. These would include providers of networking software and manufacturers of computer and telecommunications hardware and software that provide managed services, and multi-level marketing groups, as well as all markets interested in increasing the value of their products and packages, such as financial services software, anti-virus, government integrators and identity theft product companies. We signed various new distributors during the fourth quarter of 2014 and have optimistic expectations for 2015, resulting from these distribution relationships. There is no guarantee as to the timing and success of these business relationships.

From our MobileTrust® security new mobile application, which is now completed and with our sCloud registration process in production, we have created and announced two new products: our new ProtectID® Mobile OTP (One Time Password) to be used with ProtectID®; and our new GuardedID® Mobile keystroke encryption software development kit (SDK). We anticipate, but can provide no assurances, that both new products will be in production during the second quarter of 2015. With the creation of this new GuardedID® Mobile SDK, we intend to focus the sales of this software product to the development groups of our target markets to be added to their mobile applications. Management has already received requests for this software, including for mobile devices, as keystroke encryption malware continues to grow and remain a major problem for the cyber security market. Particularly, in management’s estimation, with anti-virus products being seen as non-effective against malware threats.

Our primary target markets include financial services such as banks and insurance companies, healthcare providers, legal services, government agencies through integrators, technology platforms, e-commerce based services companies, telecommunications and cellular carriers, technology software companies, government agencies and consumers, especially for our mobile and keystroke encryptions products. We are focusing our concentration on cyber security and data breach strategic problem areas, such as where compliance with financial, healthcare, legal and government regulations are key and stolen passwords are used to acquire private information illegally. We executed a multi-year contract with a healthcare facility who utilizes our ProtectID® solution for its employees and administrators. The contract became revenue producing in the first quarter of 2012 for a three year auto-renewable term and is still in effect. During the second half of 2012, we signed on additional distributors and resellers from which we started to generate revenues in 2013 and 2014, as they commenced implementing their sales strategies for our products. In the fourth quarter of 2014, a number of our channel partners had pilots and client implementations in place that are expected, although no assurances can be provided, to increase our revenues in 2015. With our mobile products commencing production in the second quarter of 2015, we anticipate, but cannot guarantee, increased revenues in 2015. There is no guarantee as to the timing and success of these efforts.

Because we are now experiencing a continual, recurring growing market demand, especially in the mobility and encryption markets, we continue to develop an increasing global reseller and distribution channel as a strategy to generate, manage and fulfill demand for our products across market segments, minimizing the requirement for an increase in our staff. We continue to minimize the concentration on our initial direct sales efforts as our distribution and reseller channels continue to grow internationally and provide appropriate levels of sales and support in the growing Cyber Security market.

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

Our management believes that our products provide a cost-effective and technologically competitive solution to address the increasing problems of network security and cyber security in general. Updated guidance for the Federal Financial Institutions Examination Council (“FFIEC”) regulations include the requirement for solutions that have Two-Factor Out-of-Band Authentication and products that stop keylogging malware, real time, which our management believes our proprietary products uniquely and directly address. This new updated guidance went into effect as of January 1, 2012. Additionally, the 2014 Verizon Data Breach report, published in April 2015, stated that 80% of all the data breaches they reported would not have occurred if the corporations used two factor authentication, such as our ProtectID® system. The report also indicates that over 79% of the data breaches would most likely not have occurred if the corporations breached used anti-keylogging software, such as our GuardedID® system in addition to the typical anti-virus programs. Based on the FFIEC requirement in the latest FFIEC update that was published in June 2011 (being enforced as of January 2012) the latest Verizon Data Breach Report and the new articles from the White House urging law firms and legal services firms to add two factor authentication, we have recently experienced a growing increase in pilots and sales orders and inquiries specifically in the financial and legal markets. In January 2014, PCI Compliance published an update that includes the requirement for not only encrypting data at rest, but also to encrypt data in motion including the keystrokes users enter in their device. Additionally, Symantec's senior vice-president for information security, Brian Dye, told the Wall Street Journal that anti-virus "is dead", in an article published in May 2014. However, there can be no assurance that our products will continue to gain acceptance and continue to grow in the commercial marketplace or that one of our competitors will not introduce technically superior products.

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

4. Original Equipment Manufacturers (OEM): SFT products are sold to other security technology vendors that integrate ProtectID® and GuardedID® and now GuardedID® Mobile SDK into their products (bundling) and services providing for monthly/annual increasing recurring revenues or other models as the SDK is intended to enter the market during the second quarter of 2015.

5. Internet sites that sell GuardedID® to consumers and small enterprises, such as affiliates.

6. Technology and other providers and resellers, agents and distributors interested in purchasing and or selling our new MobileTrust® cyber solution for all mobile devices, initially for all Apple and Android devices, that we intend to be in production during the second quarter of 2015.

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

Intellectual Property

We are working with our patent attorneys to aggressively enforce our patent rights per the terms of a retainer agreement executed in February 2013. Our patent attorneys also filed our fourth “Out of Band” continuation patents. The third patent was recently granted and the fourth patent is pending. We currently have three patents granted to us for Out-of-Band ProtectID® (Patent Nos.: 7,870,599, 8,484,698 and 8,713,701). In September 2014, we filed an International Patent for MobileTrust® (PCT/US20114/029905), which is pending.

We are also working with our patent attorneys to plan our strategy to aggressively enforce our patent rights relating to our granted Keystroke Encryption patents that help protect our GuardedID® and MobileTrust® products. We were granted our first related keystroke encryption patent and were granted our second keystroke encryption patent for GuardedID®. Our patent attorneys also filed a third Keystroke Encryption patent, which we received on March 3, 2015 (Patent Nos.: 8,566,608, 8,732,483 and 8,973,107).

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

Our primary strategy throughout 2015 is to focus on the growth and support of our channel partners, including distributors, resellers and original equipment manufacturers (OEMs). Our internal sales team targets potential direct sales in industries that management believes provides the greatest potential for short term sales. These include small to medium sized financial institutions, government agencies, e-commerce, healthcare, legal and enterprise businesses. We are also executing agreements with strategic resellers and distributors for marketing, selling and supporting our products internationally. We primarily work with distributors, resellers and agents to generate the bulk of our sales internationally, realizing that this strategy takes longer to nurture, however it is progressing well. We are starting to realize positive results, however slowly, with our sales channel and anticipate, but cannot guarantee, a very successful 2015 through the sales channel and from our new mobile and GuardedID® MAC products with a concentration of sales already contracted. There can be no assurances, however, that we will succeed in implementing our sales strategy. Although management believes that there is an increasingly strong market for our products as the need for cyber security solutions increases globally, we have not generated substantial revenue from the sale of our products and there is no assurance we can secure a market sufficient to permit us to achieve profitability in the next twelve months.

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

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2014

Revenues for the three months ended March 31, 2015 were $68,661 compared to $90,901 for the three months ended March 31, 2014, a decrease of $22,240 or 24.5%. The decrease in revenues was primarily due to the decrease in hardware sales, maintenance sales and revenue from sign on fees We have experienced delays in realizing anticipated revenues from some of our new distributor’s clients, and in delayed rollout of our new mobile security technologies. We have opportunities, through our sales channels, including current pilots, that we expect, but cannot guarantee will increase revenues in fiscal 2015. We anticipate revenues will increase during the second half 2015 as we rollout MobileTrust®, and GuardedID® Mac enterprise edition by mid-2015.

Revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign on fees, and recurring transaction revenues. Hardware sales for the three months ended March 31, 2015 were $0 compared to $6,068 for the three months ended March 31, 2014, a decrease of $6,068. The decrease in hardware revenues was primarily due to the decrease in our sales of our one-time-password token key-fobs. Software, services and maintenance sales for the three months ended March 31, 2015 were $68,661 compared to $84,833 for the three months ended March 31, 2014, a decrease of $16,172. The decrease in software, services and maintenance revenues was primarily due to the decrease in maintenance sales and revenue from sign on fees.

Cost of revenues for the three months ended March 31, 2015 was $736 compared to $6,879 for the three months ended March 31, 2014, a decrease of $6,143, or 89.3%. The decrease resulted primarily from the decrease in processing fees relating to our ProtectID® product and due to the decrease in our sales of our one-time-password token key-fobs. Cost of revenues as a percentage of total revenues for the three months ended March 31, 2015 was 0.3% compared to 7.6% for the three months ended March 31, 2014. The decrease resulted primarily from the increase in our revenues and the decrease in our cost of revenues.

Gross profit for the three months ended March 31, 2015 was $67,925 compared to $84,022 for the three months ended March 31, 2014, a decrease of $16,097, or 19.2%. The decrease in gross profit was primarily due to the decrease in our revenues.

Research and development expenses for the three months ended March 31, 2015 were $62,277 compared to $83,200 for the three months ended March 31, 2014, a decrease of $20,923, or 25.2%. The decrease in research and development expenses was primarily due to the elimination of one staff member through attrition. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative (“SGA”) expenses for the three months ended March 31, 2015 were $303,173 compared to $329,314 for the three months ended March 31, 2014, a decrease of $26,141 or 7.9%. The decrease was due primarily to the decrease in trade show fees and health insurance we expensed in the quarter. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other income (expense) for the three months ended March 31, 2015 was other income of $748,824 as compared to other expense of ($422,029) for the three months ended March 31, 2014, representing an increase in other income of $1,170,853, or 277%. The increase was primarily due to the settlement of a lawsuit with one of our channel partners, WhiteSky, Inc. ("WhiteSky") which was settled on March 9, 2015 with mutually agreed upon terms and due to a decrease in changes in fair value of derivative liabilities and a decrease in interest expense.

Our net income (loss) for the three months ended March 31, 2015 was $451,299 compared to a net loss of ($750,521) for the three months ended March 31, 2014, an increase in net income of $1,201,820, or 160%. The increase in our net income was due primarily to the increase in other income caused by the settlement of the WhiteSky lawsuit, decreases in the change in fair value of derivative liabilities and a decrease in interest expense.

Liquidity and Capital Resources

Our total current assets at March 31, 2015 were $297,543, which included cash of $25,968, as compared with $70,424 in total current assets at December 31, 2014, which included cash of $13,129. Additionally, we had a stockholders’ deficit in the amount of $11,561,618 at March 31, 2015 compared to a stockholders’ deficit of $12,199,060 at December 31, 2014. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. The liabilities include a computed liability for the fair value of derivatives of $887,499, which will only be realized on the conversion of the derivatives, or settlement of the debentures.

We financed our operations during the three months ended March 31, 2015 primarily through the issuance of debt in the aggregate amount of $261,875 and through recurring revenues from our ProtectID® and GuardedID® technologies in the aggregate amount of $68,661. Management anticipates that we will continue to rely on equity and debt financing, at least for 2015 and early 2016, to finance our operations. While management believes that there will be a substantial percentage of our sales generated from our GuardedID® and new mobile products and there are an increasing number of customers for our patented ProtectID® product, we will continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market continues to grow, with increasing marketing efforts, management believes, but cannot guarantee, we will continue to attain greater numbers of customers and the concentrations could decrease over time and we project, but cannot guarantee, to be cash flow positive by the end of 2015. Until this is accomplished, management will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing commitments of expenditures and until our sales revenue can provide greater liquidity.

Our number of common shares outstanding increased from 2,453,522 shares at the year ended December 31, 2014 to 21,842,876 at the three months ended March 31, 2015, an increase of 790%. The increase in the number of common shares outstanding was due to common shares issued related to the issuance, conversion and settlement of debt, the exercise of warrant agreements, or equity financing and consulting obligations, which, consequently, helped to reduce our outstanding debentures.

Our number of shares of Series B Preferred Stock issued and outstanding remained unchanged at 142,004 shares at the year ended December 31, 2014 and at the three months ended March 31, 2015.

We have historically incurred losses and our operations presently require funding of approximately $110,000 per month. Management believes, but cannot provide assurances, that we will be cash flow positive by the end of 2015, based on recently executed and announced contracts and potential contracts that we anticipate closing throughout 2015 in the financial industry, technology, insurance, enterprise, healthcare, government, legal, and consumer sectors in the United States, Latin America, Europe, Africa and the Pacific Rim. There can be no assurance, however, that the sales anticipated will materialize or that we will achieve the profitability we have forecasted. Management also recognizes the consequences of current world economic developments and the possible volatile effect on currency rates resulting from revenues derived from foreign markets.

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

The Series B Preferred Stock have preferential liquidation rights in the event of any liquidation, dissolution or winding up of the Company, such liquidation rights to be paid from our assets not delegated to parties with greater priority at $1.00 per share or, in the event an aggregate subscription by a single subscriber of the Series B Preferred Stock is greater than $100,000,000, $0.997 per share. The Series B Preferred Stock shall be convertible to a number of shares of common stock equal to the price of the Series B Preferred Stock divided by the par value of the Series B Preferred Stock, par value $0.10. The option to convert the shares of Series B Preferred Stock may not be exercised until three months following the issuance of the Series B Preferred Stock to the recipient shareholder. The Series B Preferred Stock has ten votes on matters presented to our shareholders for one share of Series B Preferred Stock held.

In February 2014, our Board of Directors amended the conversion feature of the Series B Preferred Stock, to permit conversion to common shares at a 40% market discount to current market value at the time we receive a conversion request. Current market value is defined as the average of the immediately prior five trading day's closing prices. Additionally, when Series B Preferred Stock shares convert to our common stock, the minimum price discount floor level is set at $0.005, as decided by our Board of Directors. As of December 31, 2014, there were 142,004 shares of Series B Preferred Stock issued and outstanding.

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

SUMMARY OF OUR OUTSTANDING DART SECURED CONVERTIBLE DEBENTURES

At March 31, 2015, $542,588 in aggregate principal amount of the DART Limited ("DART"), custodian for Citco Global Custody NV (“Citco Global”) as of July 2012, debentures, as assigned by YA Global and Highgate in April 2009, were issued and outstanding.

During the three months ended March 31, 2015, DART had no conversions.

The DART secured convertible debentures are fully matured. We have been in contact with the note holder who has indicated that it has no present intention of exercising its right to convert the debentures into restricted shares of our common stock. The note holder has advised us that it currently is willing to wait until it receives a buyout offer from us.

SUMMARY OF OUR OUTSTANDING SECURED DEBENTURE

In May 2015, per the terms of a Security Agreement, we executed a secured promissory note with an unrelated party for $310,000, bearing interest at 10% per annum maturing in equal thirds on March 31, 2016, March 31, 2017 and March 31, 2018. We received tranche one in February 2015, for $100,000, and tranche two in March 2015, for $75,000. The remaining funds were received in April 2015 in four tranches for a total of $135,000.

As inducement to make the loan, the note holder received 16,667 shares of our Series B preferred stock at $1.50 per share, in May 2015, that are convertible into shares of our common stock at a 30% discount to current market value, defined as the average of the immediately prior five trading day's closing prices upon receipt of a conversion notice. The Series B preferred shares can be converted at any time after six months from the date of issuance, but only once every 30 days. The conversion feature contains an embedded derivative.

At March 31, 2015, our outstanding secured notes payable are secured through the note holder's first position claim on our intellectual property, accounts, fixtures and property.

SUMMARY OF FUNDED DEBT TRANSACTIONS FOR THE INTERIM PERIOD ENDED MARCH 31, 2015

During the three months ended March 31, 2015, we issued unsecured convertible notes in an aggregate total of $67,000 to two unrelated parties pursuant to the terms and conditions of term sheets executed with investor firms at various times during 2014. Additionally, during the three months ended March 31, 2015, we settled and transferred $25,000 of unsecured note balances to one unrelated party in the form of a convertible note for $25,000. Additionally, during the three months ended March 31, 2015, twelve investor firms converted $77,741 of convertible notes, and $1,419 of accrued interest, into 19,189,054 shares of our common stock, as adjusted by our 1:650 reverse stock split, pursuant to an exemption provided under Rule 144 of the Securities Act of 1933. The conversion prices ranged from $0.0004 per share to $0.039 per share, as adjusted by our 1:650 reverse stock split.

During the three months ended March 31, 2015, we issued an unsecured note in an aggregate total of $19,875 to one related party.

Summary of Funded Debt

As of March 31, 2015, our company’s open secured note balances were $175,000, listed as follows:

•	$175,000 to an unrelated company - current portion = $58,333; long term portion = $116,667

As of March 31, 2015, our company’s open unsecured promissory note balance was $1,872,500, listed as follows:

•	$50,000 to an unrelated individual - current term portion
•	$210,000 to an unrelated company - current portion
•	$1,475,000 to twenty unrelated individuals through term sheet with the StrikeForce Investor Group - current portion
•	$137,500 to an unrelated company - current portion

As of March 31, 2015, our company’s open unsecured related party promissory note balances were $742,513, listed as follows:

•	$722,638 to our CEO - current portion
•	$19,875 to our CEO - long term portion

As of March 31, 2015, our company’s open convertible secured note balances were $542,588, listed as follows:

•	$542,588 to DART (custodian for Citco Global and as assigned in 04/09 by YA Global and Highgate House Funds, Ltd.)

As of March 31, 2015, our company’s open convertible note balances were $1,011,237, net of discount on convertible notes of $908,702, listed as follows (month/year):

•	$235,000 to an unrelated company (03/05 unsecured debenture) - current portion
•	$7,000 to an unrelated company (06/05 unsecured debenture) - current portion
•	$10,000 to an unrelated individual (06/05 unsecured debenture) - current portion
•	$40,000 to three unrelated individuals (07/05 unsecured debentures) - current portion
•	$5,000 to an unrelated individual (09/05 unsecured debenture) - current portion
•	$10,000 to an unrelated individual (12/05 unsecured debenture) - current portion
•	$30,000 to an unrelated individual (06/06 unsecured debenture) - current portion
•	$70,000 to an unrelated individual (09/06 unsecured debenture) - current portion
•	$3,512 to an unrelated individual (02/07 unsecured debenture) - current portion
•	$100,000 to an unrelated individual (05/07 unsecured debenture) - current portion
•	$100,000 to an unrelated individual (06/07 unsecured debentures) - current portion
•	$100,000 to an unrelated individual (07/07 unsecured debenture) - current portion

•	$120,000 to three unrelated individuals (08/07 unsecured debentures) - current portion
•	$50,000 to two unrelated individuals (12/09 unsecured debentures) - current portion
•	$30,000 to an unrelated company (03/10 unsecured debenture) - current portion
•	$103,387 to an unrelated company (01/12 unsecured debentures) - current portion
•	$75,000 to an unrelated company (03/12 unsecured debenture) - current portion
•	$36,500 to an unrelated company (11/13 unsecured debenture) - current portion
•	$50,000 to an unrelated company (12/13 unsecured debenture) - current portion
•	$40,000 to an unrelated company (12/13 unsecured debenture) - current portion
•	$90,675 to an unrelated company (03/14 unsecured debenture) - current portion
•	$6,515 to an unrelated company (03/14 unsecured debenture) - current portion
•	$26,250 to an unrelated company (04/14 unsecured debenture) - current portion
•	$11,783 to an unrelated company (04/14 unsecured debenture) - current portion
•	$9,790 to an unrelated company (04/14 unsecured debenture) - current portion
•	$28,505 to an unrelated company (04/14 unsecured debenture) - current portion
•	$22,011 to an unrelated company (05/14 unsecured debenture) - current portion
•	$17,836 to an unrelated company (05/14 unsecured debenture) - current portion
•	$32,500 to an unrelated company (05/14 unsecured debenture) - current portion
•	$93,218 to an unrelated company (05/14 unsecured debenture) - current portion
•	$59,765 to an unrelated company (06/14 unsecured debenture) - current portion
•	$42,000 to an unrelated company (07/14 unsecured debenture) - current portion
•	$34,500 to an unrelated company (08/14 unsecured debenture) - current portion
•	$27,750 to an unrelated company (10/14 unsecured debenture) - current portion
•	$26,250 to an unrelated company (10/14 unsecured debenture) - current portion
•	$78,750 to an unrelated company (10/14 unsecured debenture) - current portion
•	$13,620 to an unrelated company (10/14 unsecured debenture) - current portion
•	$15,822 to an unrelated company (02/15 unsecured debenture) - current portion
•	$25,000 to an unrelated company (02/15 unsecured debenture) - current portion
•	$42,000 to an unrelated company (02/15 unsecured debenture) - current portion

As of March 31, 2015, our company’s open convertible note balances - related parties were $355,500, listed as follows:

•	$268,000 to our CEO - current portion
•	$57,500 to our VP of Technical Services - current portion
•	$30,000 to a relative of our CTO & one of our Software Developers - current portion

Based on present revenues and expenses, we are unable to generate sufficient funds internally to sustain our current operations. We must raise additional capital or determine other borrowing sources to continue our operations. It is management’s plan to seek additional funding through the sale of Common and Series B Preferred Stock, the sale and settlement of trade payables and debentures, and the issuance of notes and debentures, including notes and debentures convertible into common stock. If we issue additional shares of common stock, the value of shares of existing stockholders is likely to be diluted.

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

As reflected in the accompanying unaudited financial statements, we had a working capital deficiency of $11,647,705 and deficit in stockholders’ equity of $11,561,618 at March 31, 2015 and a net income of $451,299 and net cash used in operating activities of $249,036 for the three months ended March 31, 2015. These factors raise substantial doubt about our ability to continue as a going concern.

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

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”), of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2015. Based upon that evaluation, our CEO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 25, 2013 we filed a complaint in the United States District Court for the District of New Jersey (case no: 13-cv-01895 (SRC)(CLW)) vs. WhiteSky, Inc (an existing channel partner), subsequently amended in July 2013. The lawsuit was settled on March 9, 2015 with mutually agreed upon terms. In May 2015, we received the first agreed upon installment payment.

On March 28, 2013 we initiated patent litigation against PhoneFactor, Inc., a subsidiary of Microsoft Inc., Fiserv, Inc., and First Midwest Bancorp, Inc. in the U.S. District Court for the District of Delaware in Wilmington, for Infringement of United States Patent No. 7,870,599 (the ’599 Patent). Currently Fiserv, Inc. is released from this complaint and we have amended this complaint, in April 2014, to include our two additional Out-of-Band patents (Patent Nos.: 8,484,698 & 8,713,701). As of March 31, 2015, the case was in full discovery, the pre-trial hearing was held and the deliberations are continuing with various discussions ongoing. A mediation meeting is scheduled for May 2015 to discuss the terms of a potential settlement.

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

Information about risk factors for the three months ended March 31, 2015, does not differ materially from that set forth in Part I, Item 1A of the Company’s 2014 Annual Report on Form 10-K.

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

In January 2015, we issued 191,373 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that exercised 12 warrant shares, as adjusted by our 1:650 reverse stock split, of a common stock purchase warrant agreement, dated October 18, 2013, into shares of our common stock. The exercise price was $0.039 per share, as adjusted by our 1:650 reverse stock split.

In January 2015, we issued 294,695 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that converted $11,110 of a convertible note, dated March 24, 2014, into shares of our common stock. The conversion price was $0.0377 per share, as adjusted by our 1:650 reverse stock split.

In January 2015, we issued 93,833 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that converted $1,727 of a convertible note dated May 21, 2014, and $103 of accrued interest, into shares of our common stock. The conversion price was $0.0195 per share, as adjusted by our 1:650 reverse stock split.

In January 2015, we issued 127,538 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that converted $4,974 of a convertible note, dated March 26, 2014, into shares of our common stock. The conversion price was $0.039 per share, as adjusted by our 1:650 reverse stock split.

In January 2015, we issued 125,369 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that converted $3,308 of a convertible note, dated May 25, 2014, into shares of our common stock. The conversion price was $0.02665 per share, as adjusted by our 1:650 reverse stock split.

In January 2015, we issued 126,303 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that converted $4,400 of a convertible note dated March 14, 2014, and $362 of accrued interest, into shares of our common stock. The conversion price was $0.0377 per share, as adjusted by our 1:650 reverse stock split.

In January 2015, we issued 122,296 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that converted $4,490 of a convertible note, and $121 of accrued interest, originally issued to a non-related third party on September 23, 2006, and sold to the investor firm with no additional consideration to the Company on October 1, 2014, into shares of our common stock. The conversion price was $0.0377 per share, as adjusted by our 1:650 reverse stock split.

In January 2015, we issued 233,889 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that converted $8,720 of a convertible note, originally issued to a non-related third party on January 23, 2009, and sold to the investor firm with no additional consideration to the Company on April 23, 2014, into shares of our common stock. The conversion prices ranged from $0.036946 per share to $0.0377 per share, as adjusted by our 1:650 reverse stock split.

In February 2015, we issued 221,552 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that converted $1,285 of a convertible note, dated March 24, 2014, into shares of our common stock. The conversion price was $0.0058 per share, as adjusted by our 1:650 reverse stock split.

In February 2015, we issued 188,000 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that converted $806 of a convertible note dated May 21, 2014, and $322 of accrued interest, into shares of our common stock. The conversion price was $0.006 per share, as adjusted by our 1:650 reverse stock split.

In February 2015, we issued 536,667 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that converted $4,720 of a convertible note, originally issued to a non-related third party on February 11, 2008, and sold to the investor firm with no additional consideration to the Company on February 17, 2015, into shares of our common stock. The conversion prices ranged from $0.006 per share to $0.015 per share, as adjusted by our 1:650 reverse stock split.

In February 2015, we issued 225,000 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that converted $810 of a convertible note, dated March 26, 2014, into shares of our common stock. The conversion price was $0.0036 per share, as adjusted by our 1:650 reverse stock split.

In February 2015, we issued 598,275 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that converted $3,470 of a convertible note, dated April 8, 2014, into shares of our common stock. The conversion price was $0.0058 per share, as adjusted by our 1:650 reverse stock split.

In February 2015, we issued 214,132 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that converted $1,136 of a convertible note dated March 14, 2014, and $107 of accrued interest, into shares of our common stock. The conversion price was $0.0058 per share, as adjusted by our 1:650 reverse stock split.

In February 2015, we issued 256,668 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that converted $893 of a convertible note, originally issued to a non-related third party on January 23, 2009, and sold to the investor firm with no additional consideration to the Company on April 23, 2014, into shares of our common stock. The conversion price was $0.00348 per share, as adjusted by our 1:650 reverse stock split.

In March 2015, we issued 572,859 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that converted $1,030 of a convertible note, dated March 24, 2014, into shares of our common stock. The conversion price was $0.001798 per share, as adjusted by our 1:650 reverse stock split.

In March 2015, we issued 2,040,925 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that converted $3,069 of a convertible note dated May 21, 2014, and $406 of accrued interest, into shares of our common stock. The conversion prices ranged from $0.00066 per share to $0.00435 per share, as adjusted by our 1:650 reverse stock split.

In March 2015, we issued 2,820,000 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that converted $4,458 of a convertible note, originally issued to a non-related third party on February 11, 2008, and sold to the investor firm with no additional consideration to the Company on February 17, 2015, into shares of our common stock. The conversion prices ranged from $0.00066 per share to $0.0042 per share, as adjusted by our 1:650 reverse stock split.

In March 2015, we issued 2,421,422 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that converted $6,739 of a convertible note, dated May 30, 2014, into shares of our common stock. The conversion prices ranged from $0.0015 per share to $0.0039 per share, as adjusted by our 1:650 reverse stock split.

In March 2015, we issued 630,000 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that converted $945 of a convertible note, dated March 26, 2014, into shares of our common stock. The conversion price was $0.0015 per share, as adjusted by our 1:650 reverse stock split.

In March 2015, we issued 3,464,736 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that converted $5,360 of a convertible note, dated April 8, 2014, into shares of our common stock. The conversion prices ranged from $0.00064 per share to $0.0052 per share, as adjusted by our 1:650 reverse stock split.

In March 2015, we issued 2,540,000 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that converted $2,990 of a convertible note, dated April 1, 2014, into shares of our common stock. The conversion prices ranged from $0.0004 per share to $0.00275 per share, as adjusted by our 1:650 reverse stock split.

In March 2015, we issued 1,334,895 shares of our common stock, as adjusted by our 1:650 reverse stock split, to an investor firm that converted $1,300 of a convertible note, originally issued to a non-related third party on January 23, 2009, and sold to the investor firm with no additional consideration to the Company on April 23, 2014, into shares of our common stock. The conversion prices ranged from $0.000638 per share to $0.00145 per share, as adjusted by our 1:650 reverse stock split.

In March 2015, we issued a total of 7,500 shares of restricted common stock, valued at $56, relating to a December 2009 retainer agreement with an attorney.

In March 2015, our transfer agent issued 1,427 shares of our common stock, as adjusted by our 1:650 reverse stock split, valued at $5, as rounding shares related to our 1:650 reverse stock split of our issued and outstanding shares of common stock, that was adopted in January 2015.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The Company has not made various principal and interest payments on many of its debt obligations. It continues to seek work-out arrangements and applicable refinancing with new or revised debt or equity instruments. See Notes 5, 7, and 9 to the condensed financial statements.

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

STRIKEFORCE TECHNOLOGIES, INC.

Dated: May 20, 2015	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: May 20, 2015	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer

