Form 10-Q
period 2015-06-30
StrikeForce Technologies Inc.
filed 2015-08-19
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2015
Common stock, $0.0001 par value	1,700,869

Indicate the number of shares outstanding of each of the issuer’s classes of preferred stock, as of the latest practicable date.

Class	Outstanding at August 12, 2015
Preferred stock, Series A, no par value	3

Class	Outstanding at August 12, 2015
Preferred stock, Series B, $0.10 par value	175,338

Transitional Small Business Disclosure Format Yes ☐ No ☒

Documents Incorporated By Reference

None

STRIKEFORCE TECHNOLOGIES, INC.

INDEX TO FORM 10-Q FILING

JUNE 30, 2015

2

PART I

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2014, filed April 15, 2015. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015.

3

StrikeForce Technologies, Inc.
June 30, 2015 and 2014

Index to the Financial Statements

Contents Page(s)

4

STRIKEFORCE TECHNOLOGIES, INC.

BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash	$118,332	$13,129
Accounts receivable	27,869	38,507
Prepayments and other current assets	11,525	18,788

Total current assets	157,726	70,424

Property and equipment, net	3,533	5,522
Patents, net	16,937	17,965
Website development costs, net	-	1,500
Security deposit	8,684	8,684

Total Assets	$186,880	$104,095

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Current maturities of convertible notes payable, net	$902,853	$942,115
Convertible notes payable - related parties	355,500	355,500
Current maturities of notes payable, net	1,909,900	1,897,500
Current maturities of notes payable - related parties	722,638	722,638
Current maturities of secured notes payable, net	78,332	-
Accounts payable	1,376,057	1,376,300
Accrued expenses	4,934,533	4,683,306
Derivative liabilities	442,457	1,415,402
Convertible secured notes payable	542,588	542,588
Capital leases payable	5,532	5,532
Payroll taxes payable	53,901	53,901
Garnishment withheld	1,777	1,777
Due to factor	209,192	209,192

Total current liabilities	11,535,260	12,205,751

Non-current Liabilities:
Convertible notes payable, net of current maturities	-	97,404
Notes payable - related parties, net of current maturities	19,875	-
Secured notes payable - net of current maturities	206,667	-

Total non-current liabilities	226,542	97,404

Total Liabilities	11,761,802	12,303,155

Commitments and contingencies

Stockholders' Deficit
Series A Preferred stock, no par value; 100 shares authorized; 3 shares issued and outstanding	987,000	987,000
Series B Preferred stock par value $0.10: 100,000,000 shares authorized; 158,671 and 142,004 shares issued and outstanding, respectively	15,867	14,200
Preferred stock series not designated par value $0.10: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.0001: 5,000,000,000 shares authorized; 1,419,942 and 2,454 shares issued and outstanding, respectively	142	1
Additional paid-in capital	22,747,788	22,249,882
Accumulated deficit	(35,325,719)	(35,450,143)

Total Stockholders' Deficit	(11,574,922)	(12,199,060)

Total Liabilities and Stockholders' Deficit	$186,880	$104,095

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	For the Three Months		For the Six Months
	Ended		Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$76,076	$79,512	$144,737	$170,413

Cost of revenue	3,250	1,035	3,986	7,914

Gross margin	72,826	78,477	140,751	162,499

Operating expenses:
Compensation	84,581	80,886	170,482	165,520
Professional fees	173,481	222,438	303,082	348,176
Selling, general and administrative expenses	97,617	59,308	185,287	178,250
Research and development	63,250	76,000	125,527	159,200

Total operating expenses	418,929	438,632	784,378	851,146

Loss from operations	(346,103)	(360,155)	(643,627)	(688,647)

Other (income) expense:
Interest and financing expense	161,197	424,748	296,341	778,017
Change in fair value of derivative liabilities	(287,924)	22,787	(759,392)	91,547
Other (income) expenses	107,500	-	(305,000)	-

Other (income) expense, net	(19,227)	447,535	(768,051)	869,564

Income tax provision	-	78	-	78

Net income (loss)	$(326,876)	$(807,768)	$124,424	$(1,558,289)

Earnings per common share - basic	$(0.64)	$(56,898.58)	$0.48	$(154,327.30)
Earning per common share - dilutive	$(0.64)	$(56,898.58)	$0.20	$(154,327.30)

Weighted average common shares outstanding - basic	509,316	14	259,215	10

Weighted average common shares outstanding - diluted	509,316	14	609,623	10

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENT OF CHANGE IN STOCKOLDERS' DEFICIT

FOR THE INTERIM PERIOD ENDED JUNE 30, 2015

(Unaudited)

	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2014	3	$987,000	142,004	$14,200	2,454	$1	$22,249,882	$(35,450,143)	$(12,199,060)

Sale of shares of series B preferred stock	-	-	-	-	-	-	-	-	-

Preferred stock discount due to convertible features	-	-	-	-	-	-	-	-	-

Issuance of shares of common stock and warrants for consulting services	-	-	-	-	16	-	64	-	64

Issuance of shares of series B preferred stock for financing	-	-	16,667	1,667	-	-	23,334	-	25,001

Issuance of shares of common stock for conversions of convertible notes payable	-	-	-	-	1,417,280	141	197,073	-	197,214

Issuance of common shares in connection with the exercise of warrants	-	-	-	-	191	-	1,395	-	1,395

Reclassification of derivative liabilities due to conversion of convertible notes	-	-	-	-	-	-	276,040	-	276,040

Net income	-	-	-	-	-	-	-	124,424	124,424

Balance at June 30, 2015	3	$987,000	158,671	$15,867	1,419,941	$142	$22,747,788	$(35,325,719)	$(11,574,922)

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$124,424	$(1,558,289)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,517	4,762
Amortization of discount on notes payable	26,228	546,754
Change in fair value of derivative financial instruments	(759,392)	91,547
Issuance of stock options for employee services	-	-
Issuance of common stock and warrants for consulting services	64	1,424
Changes in operating assets and liabilities:
Accounts receivable	10,638	5,602
Other receivables	-	-
Prepaid expenses	7,263	21,222
Accounts payable	(243)	81,118
Accrued expenses	257,429	179,781
Garnishment withheld	-	665
Common stock to be issued	-	(1)
Net cash used in operating activities	(329,072)	(625,415)

Cash flows from investing activities:
Purchases of property and equipment	-	(605)

Net cash used in investing activities	-	(605)

Cash flows from financing activities:
Proceeds from sale of series B preferred stock	-	213,000
Proceeds from convertible notes payable	67,000	655,250
Proceeds from notes payable - related parties	19,875	-
Proceeds from secured notes payable	310,000	-
Proceeds from notes payable	42,000	50,000
Repayment of notes payable	(4,600)	-

Net cash provided by financing activities	434,275	918,250

Net change in cash	105,203	292,230

Cash at beginning of the year	13,129	7,559

Cash at end of the period	$118,332	$299,789

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash investing and financing activities:
Common shares issued for conversion of debt and accrued interest	$197,214	$350,063
Common shares issued for exercise of warrants	$1,395	$-
Preferred stock discount due to convertible feature	$-	$(14,830)
Debt discount due to convertible feature	$67,562	$1,268,130
Reclassification of derivative liability to equity	$276,040	$630,159
Issuance of series B preferred stock in connection with secured notes payable	$25,001	$-
Issuance of common stock for common stock to be issued	$-	$(1)

StrikeForce Technologies, Inc.

June 30, 2015 and 2014

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

The Company’s notes payable, secured notes payable, convertible notes payable, convertible secured notes payable, and capital leases payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2015 and December 31, 2014.

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

There was no allowance for doubtful accounts at June 30, 2015 and December 31, 2014.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the for the reporting period ended June 30, 2015 or 2014.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive, as adjusted by the Company's 1:650 reverse stock split adopted on January 29, 2015 and by the Company's 1:1,000 reverse stock split adopted on July 20, 2015:

	Potentially Outstanding Dilutive Common Shares
	For the Interim Period Ended June 30, 2015	For the Interim Period Ended June 30, 2014
Conversion Feature Shares

Common shares issuable under the conversion feature of convertible notes payable	571,375	43

Sub-total: Conversion feature shares	571,375	43

Stock Option Shares

Options issued from January 11, 2005 through April 21, 2011 to employees to purchase common shares with exercise prices ranging from $2,437,500 to $9,750,000,000 per share expiring five (5) years to ten (10) years from the date of issuance	1	1

Options issued from December 23, 2010 through January 30, 2013 to parties other than employees to purchase common shares with exercise prices ranging from $1,950,000 to $8,775,000,000 per share expiring five (5) years to ten (10) years from the date of issuance	1	1

Options issued on January 3, 2013 from the 2012 Stock Incentive Plan to employees to purchase common shares with an exercise price of $2,242,500 per share expiring ten (10) years from the date of issuance	1	1

Sub-total: Stock option shares	3	3

Warrant Shares

Warrants issued in connection with debentures	27	1

Warrants sold for cash	1	1

Warrants issued for services	1	1

Warrants issued in connection with the sale of common stock	1	1

Sub-total: Warrant shares	30	4

Total potentially outstanding dilutive common shares	571,408	50

There were approximately 609,623 and 464,847 potentially outstanding dilutive common shares under the Treasury Stock Method for the reporting period ended June 30, 2015 and 2014, respectively. The potentially outstanding dilutive common shares under the Treasury Stock Method for the reporting period ended June 30, 2014 were excluded from the diluted earnings per share calculation as they were anti-dilutive.

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

In February 2015, the FASB issued the FASB Accounting Standards Update No. 2015-02 “Consolidation (Topic 810) - Amendments to the Consolidation Analysis” (“ASU 2015-02”)  to improve certain areas of consolidation guidance for reporting organizations (i.e., public, private, and not-for-profit) that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (e.g., collateralized debt/loan obligations).

•	All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments:
•	Eliminating the presumption that a general partner should consolidate a limited partnership.
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

As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2015, a net income and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Other Receivable

Per the terms of a March 2015 settlement relating to a lawsuit with a former channel partner, the Company would have received payments in nineteen installments starting in May 2015 as follows: first six months at $15,000 per month, next twelve months at $26,250 per month and the final month at $7,500. The Company received the first two installment payments of $15,000 each in May and June 2015, respectively. In June 2015, the Company and the former channel partner amended the settlement agreement to reduce the balance of the amount due to the Company by $107,500 in exchange for receiving the amended remaining balance as a lump sum payment by June 30, 2015. The Company received the lump sum payment of $275,000 in June 2015. As a result, the Company had no balance in other receivable at June 30, 2015.

Note 5 – Patents

Patents, stated at cost, less accumulated amortization, consisted of the following:

	June 30, 2015	December 31, 2014

Patents	22,329	22,329

Accumulated amortization	(5,392)	(4,364)

	$16,937	$17,965

(i) Amortization Expense

Amortization expense for the interim period ended June 30, 2015 and 2014 was $1,027 and $1,027, respectively.

(ii) Impairment

The Company completed the annual impairment test of patents and determined that there was no impairment as the fair value of patents exceeded their carrying values at December 31, 2014.

Note 6 - Convertible Notes Payable

Convertible notes payable consisted of the following:

	June 30, 2015	December 31, 2014

Convertible note bearing interest at 8% per annum, matured on March 28, 2008, with a conversion price of $8,775,000,000 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits. The Company is currently pursuing a settlement with the note holder.	$235,000	$235,000

Convertible notes bearing interest at 8% per annum with a conversion price of $8,775,000,000 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits, matured on December 31, 2010. The Company is currently pursuing a settlement with the note holder.	50,000	50,000

Convertible note bearing interest at 9% per annum with a conversion price of $1,365,000,000 per share, as adjusted by the Company’s 1:650 and 1,000 reverse stock splits, matured on December 9, 2010. Pursuant to the terms and conditions of debt purchase agreements formalized among the Company, the note holder and two unrelated parties in September 2013, November 2013 and May 2014, the Company settled and transferred $50,000, $70,000 and $50,000, respectively, of the note balance to the unrelated parties in the form of convertible notes for $50,000, $70,000 and $50,000. The Company is currently pursuing a settlement of the remaining balance with the note holder.

	30,000	30,000

Convertible note bearing interest at 9% per with a conversion price of $780,000,000 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits, matured on December 31, 2010. Pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, the note holder and an unrelated party in June 2014, the Company settled and transferred $30,000, and $1,500 of accrued interest, of the note balance to the unrelated party in the form of convertible note for $31,500. Pursuant to the terms and conditions of a debt purchase agreement f6ormalized among the Company, the note holder and an unrelated party in October 2014, the Company settled and transferred $50,000, and $2,500 of accrued interest, of the note balance to the unrelated party in the form of convertible note for $52,500. The Company is currently pursuing a settlement with the note holder.

	70,000	70,000

Convertible note executed in May 2007 bearing interest at 9% per annum with a conversion price of $341,250,000 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits, matured December 31, 2010. The Company is currently pursuing a settlement with the note holder.	100,000	100,000

Convertible notes executed in June 2007 bearing interest at 8% per annum matured on December 29, 2010. The Company is currently pursuing a settlement with the note holder.	100,000	100,000

Convertible note executed in July 2007 bearing interest at 8% per annum matured on January 2, 2011. The Company is currently pursuing a settlement with the note holder.	100,000	100,000

Convertible notes executed in August 2007 bearing interest at 9% per annum matured on August 9, 2010. The Company is currently pursuing a settlement with the note holder.	120,000	120,000

Convertible notes executed in December 2009 bearing interest at 9% per annum matured on December 1, 2012, with a conversion price of $102,375,000 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits. The Company issued 1 warrant with an exercise price of $97,500,000 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits, expiring five (5) years from the date of issuance in connection with the issuance of the notes. The Company is currently pursuing a settlement with the note holder.	50,000	50,000

Convertible note bearing interest at 8% per annum, maturing on March 31, 2015, with a conversion price of $1,950,000 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits. The Company is currently pursuing a settlement with the note holder.	30,000	30,000

Convertible note bearing interest at 8% per annum, matured on December 31, 2012, with a conversion price of $9,750,000,000 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits. The Company is currently pursuing a settlement with the note holder.	5,000	5,000

Convertible notes, bearing compound interest at 8% per annum, matured on June 30, 2010, with a conversion price of $9,750,000,000 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits. Pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, the note holder and a consultant in September 2011, the note holder transferred $10,000 of the note balance, including accrued interest, to the consultant in October 2011 (see Note 13). The Company repaid $3,500 of the balance of the notes in 2013. Pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, the note holder and an unrelated party in June 2013, the Company settled and transferred $33,255 of the note balance, plus accrued interest of $36,920, to the unrelated party in the form of a convertible note for $50,000. Accrued interest of $21,175 was forgiven (see Note 13). The Company is currently pursuing a settlement with the note holder.	10,000	10,000

Four (4) convertible notes bearing interest at 4% per annum, matured on December 5, 2012, January 3, 2013, January 31, 2013 and March 2, 2013, respectively. The notes bear a default rate of 14% per annum. The Company has accrued the default interest rate on the unpaid balance dating back to the default dates of the notes. The note holder converted $36,660 of the note due on January 3, 2013 into 1 unrestricted share of the Company's common stock, at conversion prices ranging from $1,105,000 to $1,625,000 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits, in 2013 (see Note 15). The Company is currently pursuing a settlement with the note holder.	178,387	178,387

Three (3) convertible notes bearing interest at 9% per annum, matured on November 13, 2014, November 20, 2014 and December 20, 2014. The notes bear a default rate of 22% per annum. The Company has accrued the default interest rate on the unpaid balance dating back to the default dates of the notes. The note due November 13, 2014 was a settled debt purchase note for a balance transferred from a Company’s unrelated promissory note holder and has been fully converted.	86,500	86,500

One (1) convertible note bearing interest at 9% per annum, maturing on December 26, 2015	40,000	40,000

Three (3) convertible notes bearing interest at 10% per annum, matured on March 14, 2015, at a default interest rate of 24%, and maturing on July 7, 2015 and February 26, 2016. For the interim period ended June 30, 2015, the Company received conversion notices from the note holder to convert $12,050, and $1,224 of accrued interest, of the note due in March 2015, into 68,925 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.058 to $37.70 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits (see Note 15).	84,000	54,050

One (1) convertible note bearing interest at 12% per annum, maturing on March 23, 2016. For the interim period ended June 30, 2015, the Company received conversion notices from the note holder to convert $13,436 of the note into 47,718 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.06 to $39.00 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits (see Note 15).	83,968	97,404

Three (3) convertible notes bearing interest at 10% per annum, matured on March 24, 2015, and maturing on June 23, 2015 and September 23, 2015. For the interim period ended June 30, 2015, the Company received conversion notices from the note holder to convert $13,425 of a back-end note originally issued to the note holder on March 24, 2014, and $3,766, and $1,015 of accrued interest, of the note due in June 2015 into 37,332 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.058 to $37.70 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits (see Note 15).

	56,000	73,191

Convertible non-interest bearing notes, with a conversion price of $5,850,000 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits, matured June 2006 and an 18% convertible note matured April 2008 with a conversion price of $487,500,000 per share and 1 share of the Company’s common stock, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits. The Company is currently pursuing settlement agreements with the note holders.	10,512	10,512

One (1) convertible note bearing default interest of 22% per annum, matured on February 21, 2015. For the interim period ended June 30, 2015, the Company received conversion notices from the note holder to convert $19,279 of the note, and $1,408 of accrued interest, into 205,160 unrestricted shares of the Company's common stock, at a conversion prices ranging from $0.03 to $19.50 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits (see Note 15).	4,160	23,438

Two (2) convertible notes bearing default interest of 22% per annum, matured on January 8, 2015 and February 21, 2015. For the interim period ended June 30, 2015, the Company received conversion notices from the note holder to convert $21,475 of the note due January 8, 2015 into 108,057 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.06 to $5.80 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits (see Note 15).	48,360	69,835

One (1) convertible note bearing interest at 12% per annum, matured on February 25, 2015. For the interim period ended June 30, 2015, the Company received a conversion notice from the note holder to convert $6,188 of the note into 49,765 unrestricted shares of the Company's common stock, at a conversion prices ranging from $0.058 to $26.65 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits (see Note 15).	90,339	96,526

Two (2) convertible notes bearing interest at 10% per annum, matured on April 1, 2015 and maturing on February 25, 2016, a back-end note tacking back to April 1, 2014. For the interim period ended June 30, 2015, the Company received conversion notices from the note holder to convert $12,780 of the note due in April 2015and $15,260 of the note due in February 2016 into 337,040 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.05 to $2.75 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits (see Note 15).	9,740	12,780

One (1) convertible note bearing interest at 9% per annum, matured on April 23, 2015. The note was a settled debt purchase note for a balance transferred from a Company’s unrelated convertible promissory note holder. For the interim period ended June 30, 2015, the Company received conversion notices from the note holder to convert $16,042 of the note, originally issued to a non-related third party on January 23, 2009, and sold to the investor firm with no additional consideration to the Company, into 35,779 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.116 to $37.70 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits (see Notes 13 and 15).

	6,654	22,697

One (1) convertible note bearing default interest of 22% per annum, matured on April 29, 2015, including warrants to purchase 1 share of the Company's common stock at $21,500 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits, expiring on April 29, 2019. For the interim period ended June 30, 2015, the Company received conversion notices from the note holder to convert $7,291 of the note into 80,875 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.06 to $0.48 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits (see Note 15).

	18,959	26,250

Two (2) convertible notes bearing interest at 10% per annum, maturing on May 30, 2015 and August 8, 2015. For the interim period ended June 30, 2015, the Company received conversion notices from the note holder to convert $28,750, of the note due in May 2015 and $7,153 of the note due in August 2015, into 215,030 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.10 to $3.90 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits (see Note 15).	27,347	63,250

One (1) convertible note bearing interest at 10% per annum, maturing on October 1, 2015	78,750	78,750

One (1) convertible note bearing interest at 10% per annum, maturing on October 1, 2015. The note was a settled debt purchase note for a balance transferred from a Company’s unrelated convertible promissory note holder. For the interim period ended June 30, 2015, the Company received conversion notices from the note holder to convert $9,840 of the note, and $426 of accrued interest, originally issued to a non-related third party on September 23, 2006, and sold to the investor firm with no additional consideration to the Company, into 26,573 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.116 to $37.70 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits (see Notes 13 and 15).

	8,270	18,110

One (1) convertible note bearing interest at 8% per annum, maturing on July 7, 2015	27,750	27,750

One (1) convertible note bearing interest at 12% per annum, maturing on October 17, 2015, including warrants to purchase 28 shares of the Company's common stock at $463.45 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits, expiring on October 17, 2019.	26,250	26,250

One (1) convertible note bearing interest at 10% per annum, maturing on October 1, 2015. The note was a settled debt purchase note for a balance transferred from a Company’s unrelated promissory note holder. For the interim period ended June 30, 2015, the Company received conversion notices from the note holder to convert $25,000 of the note, and $3,550 of accrued interest, originally issued to a non-related third party on February 11, 2008, and sold to the investor firm with no additional consideration to the Company, into 163,224 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.06 to $15.00 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits (see Notes 13 and 15).

	-	-

	1,785,946	1,905,680

Long-term portion	(-)	(97,404)

	1,785,946	1,808,276

Discount on convertible notes payable	(883,092)	(866,161)

Current maturities, net of discount	$902,854	$942,115

At June 30, 2015 and December 31, 2014, accrued interest due for the convertible notes was $1,108,334 and $1,004,089, respectively, and is included in accrued expenses in the balance sheets. Interest expense for the convertible notes payable for the interim period ended June 30, 2015 and 2014 was $104,245 and $76,371, respectively.

Note 7 - Convertible Notes Payable – Related Parties

Convertible notes payable - related party consisted of the following:

	June 30, 2015	December 31, 2014

Convertible note with the VP of Technology bearing interest at the prime rate plus 2% per annum with a conversion price of $9,750,000,000 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits, originally matured on September 30, 2010. The Company issued 1 warrant with an exercise price of $9,750,000,000 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. In January 2015, the note was extended to December 31, 2015.	$50,000	$50,000

Convertible note with the VP of Technology bearing interest at the prime rate plus 4% per annum with a conversion price of $9,750,000,000 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits, originally matured on September 30, 2010. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. In January 2015, the note was extended to December 31, 2015.	7,500	7,500

Convertible notes with the CEO bearing interest at 8% per annum with a conversion price of $9,750,000,000 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits, originally matured on April 30, 2011. The Company issued 1 warrant with an exercise price of $9,750,000,000 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits, which expire August 16, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. In January 2015, the notes were extended to December 31, 2015.	230,000	230,000

Convertible notes with an employee bearing interest at 8% per annum with a conversion price of $9,750,000,000 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits, originally matured on June 30, 2010. The Company issued 1 warrant with an exercise price of $9,750,000,000 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits, and expiration dates of August 26, 2015 and September 29, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. In January 2015, the notes were extended to December 31, 2015.

	15,000	15,000

Convertible note with an employee bearing interest at 8% per annum with a conversion price of $9,750,000,000 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits, originally matured on June 30, 2010. The Company issued 1 warrant with an exercise price of $9,750,000,000 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits, and an expiration date of December 6, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. In January 2015, the note was extended to December 31, 2015.	10,000	10,000

Convertible notes with the CEO bearing compound interest at 8% per annum with a conversion price of $9,750,000,000 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits, originally matured on April 30, 2011. The Company issued 1 warrant with an exercise price of $9,750,000,000 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits, expiring January 18, 2016 and February 28, 2016, respectively. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. In January 2015, the notes were extended to December 31, 2015.

	38,000	38,000

Convertible note with an employee bearing compound interest at 8% per annum with a conversion price of $7,312,500 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits, originally matured on June 30, 2010. The Company issued 1 warrant with an exercise price of $9,750,000,000 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits, expiring March 6, 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. In January 2015, the note was extended to December 31, 2015.	5,000	5,000

	$355,500	$355,500

At June 30, 2015 and December 31, 2014, accrued interest due for the convertible notes – related parties was $364,692 and $339,812, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for convertible notes payable – related parties for the interim period ended June 30, 2015 and 2014 was $24,880 and $23,031, respectively.

Note 8 - Notes Payable

Notes payable consisted of the following:

	June 30, 2015	December 31, 2014

Seventy (70) units, with each unit consisting of a 10% promissory note of $25,000, matured from January 22, 2011 through December 18, 2011 with a 10% discount rate, and 1 non-dilutable (for one (1) year) restricted share of the Company’s common stock, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits, and at market price. Pursuant to the terms and condition of a debt purchase agreement among certain note holders, the Company and the Consultant formalized in September 2011, the certain note holders transferred certain notes with the principal amount of $50,000 and $25,000, including accrued interest, in July 2011 and August 2011, respectively, to the consultant. Pursuant to the terms and conditions of a settlement agreement that the Company executed with the estate of a deceased note holder in November 2011, the Company settled a $25,000 note for restricted shares of its common stock, in December 2011, issued to two (2) beneficiaries of the estate (see Note 13). Pursuant to the terms and conditions of debt purchase agreements formalized among the Company, the note holder and two unrelated parties in September 2013, October 2013 and December 2013, the Company settled and transferred $100,000 of the note balance to the unrelated parties in the form of four (4) convertible notes for $25,000 each. Pursuant to the terms and conditions of debt purchase agreements formalized among the Company, the note holder and an unrelated party in January 2014, March 2014, April 2014, May 2014 and June 2014, the Company settled and transferred $25,000 of the note balance and $93,768 of accrued interest to the unrelated party in the form of five (5) convertible notes for $25,000 each for the first four notes and $18,768 for the June 2014 note. Pursuant to the terms and conditions of a debt transfer agreement that the Company executed with the note holder and an unrelated party in July 2014, the Company transferred $25,000 of the note balance and $16,151 of accrued interest to the unrelated party in the form of a convertible note for $41,151, with no additional consideration to the Company. Pursuant to the terms and conditions of a debt transfer agreement that the Company executed with the note holder and an unrelated party in February 2015, the Company transferred $25,000 of the note balance to the unrelated party in the form of a convertible note for $25,000, with no additional consideration to the Company (see Note 13). The Company is currently pursuing extensions on the remaining notes.

	$1,475,000	$1,500,000

Promissory notes of $225,000 bearing interest at 10% per annum, matured on January 23, 2012, with a total of 1 share of common stock, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits. Pursuant to the terms and conditions of debt purchase agreements formalized among the Company, the note holder and an unrelated party in July 2013, October 2013 and April 2014, the Company transferred $60,000, $70,000, and $90,000 and $5,000 of accrued interest, respectively, of the note balance to the unrelated party in the form of a convertible notes for $60,000, $70,000 and $95,000 (see Note 13). A promissory note of $50,000, bearing interest at 8% per annum, maturing on July 22, 2015. The Company is currently pursuing extensions for the past due notes.

	50,000	50,000

Two (2) units with each unit consisting of a 10% promissory note of $25,000, matured on April 20, 2012, and 1 restricted share of the Company’s common stock, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits, and at market price. The share was issued in June 2009. The Company is currently pursuing extensions.	50,000	50,000

One (1) unit consisting of a 10% promissory note of $25,000, matured on June 8, 2012, and 1 restricted share of the Company’s common stock, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits, and at market price. The share was issued in June 2009. The Company is currently pursuing an extension.	25,000	25,000

Three (3) units with each unit consisting of a 10% promissory note of $25,000, matured on June 25, 2012, and 1 restricted share of the Company’s common stock, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits, and at market price. The share was issued in August 2009. The Company is currently pursuing extensions.	75,000	75,000

1.4 units with each unit consisting of a 10% promissory note of $25,000, matured on July 14, 2012 and 1 restricted share of the Company’s common stock, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits, and at market price. The share was issued in August 2009. The Company is currently pursuing an extension.	35,000	35,000

One (1) unit consisting of a 10% promissory note of $25,000, matured on August 18, 2012 and 1 restricted share of the Company’s common stock, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits, and at market price. The Company is currently pursuing an extension.	25,000	25,000

Promissory notes executed in July 2011 bearing interest at 10% per annum, matured on December 31, 2011. The notes bear a default rate of 14% per annum. The Company has accrued the default interest rate on the unpaid balance dating back to the default date of the notes. The Company is currently pursuing extensions.	87,500	87,500

A promissory note executed in August 2011 bearing interest at 10% per annum, matured on December 31, 2011. The note bears a default rate of 14% per annum. The Company has accrued the default interest rate on the unpaid balance dating back to the default date of the note. The Company is currently pursuing an extension.	50,000	50,000

A promissory note of $42,000 executed in May 2015 including interest of $12,000, maturing on March 28, 2016. The interest was deducted up front resulting in a net amount received by the Company of $30,000. Loan repayments are electronically deducted from the Company’s bank account on each business day in the amount of $200 per deduction. For the interim period ended June 30, 2015, the Company has repaid $4,600 of the loan balance.	37,400	-

	1,909,900	1,897,500

Long-term portion	(-)	(-)

	1,909,900	1,897,500

Discount on convertible notes payable	(-)	(-)

Current maturities, net of discount	$1,909,900	$1,897,500

At June 30, 2015 and December 31, 2014, accrued interest due for the notes was $1,634,615 and $1,539,206, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for notes payable for the interim period ended June 30, 2015 and 2014 was $95,409 and $97,604, respectively.

Note 9 - Notes Payable – Related Parties

Notes payable - related party consisted of the following:

	June 30, 2015	December 31, 2014
Promissory notes executed with the CEO bearing interest at an amended rate of 8% per annum originally matured on April 30, 2011. In January 2015, the notes were extended to December 31, 2015.	$504,000	$504,000

A promissory note executed with the CEO bearing interest at 9% per annum originally matured on April 30, 2011. In January 2015, the note was extended to December 31, 2015.	100,000	100,000

A promissory note with the CEO bearing interest at 8% per annum originally matured on April 30, 2011. In January 2015, the note was extended to December 31, 2015.	22,000	22,000

Two (2) 10% promissory notes, with the CEO, of $25,000 and 1 restricted share of the Company’s common stock, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits, at market price, originally matured on April 30, 2011. In January 2015, the note was extended to December 31, 2015.	50,000	50,000

Promissory notes with the CEO, non-interest bearing, originally matured on April 30, 2011. Partial payments of $6,580 were made towards the notes in August and September 2010 and $2,700 in February 2011. In January 2015, the notes were extended to December 31, 2015.	31,420	31,420

In October 2010, the Company assigned the proceeds of six (6) open accounts receivable invoices, totaling $20,761, to its CEO. The assignment was non-interest bearing and fee free with a due date of November 20, 2010. Partial repayments were made in October 2010 for $4,218 and November 2010 for $4,125. In January 2015, the note was extended to December 31, 2015 (see Note 13).	12,418	12,418

A promissory note executed in March 2011 with the CEO, non-interest bearing, originally matured on April 1, 2011. In January 2015, the note was extended to December 31, 2015.	2,800	2,800

A promissory note executed in January 2015 with the CEO, non-interest bearing, maturing on January 9, 2017.	19,875	-

	742,513	722,638

Long-term portion	(19,875)	-

Current maturities	$722,638	$722,638

At June 30, 2015 and December 31, 2014, accrued interest due for the notes – related parties was $520,383 and $492,573, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for notes payable - related parties for the interim period ended June 30, 2015 and 2014 was $27,810 and $27,810, respectively.

The long term portion of related party notes is due as follows: 2017-$19,875

Note 10 - Convertible Secured Notes Payable

Convertible secured notes payable consisted of the following:

	June 30, 2015	December 31, 2014
DART Limited (custodian for Citco Global and as assigned from YA Global/Highgate) (“DART”)	$542,588	$542,588

Current maturities, net of discount	$542,588	$542,588

At June 30, 2015, the Company's outstanding convertible secured notes payable are secured through the note holder's claim on the Company's intellectual property.

The DART secured convertible debentures are matured. The Company has been in contact with the note holder who has indicated that it has no present intention of exercising its right to convert the debentures into restricted shares of the Company's common stock.

Conversions to Common Stock

For the interim period ended June 30, 2015 and 2014, DART and Citco Global had no conversions.

Note 11 - Secured Notes Payable

Secured notes payable consisted of the following:

	June 30, 2015	December 31, 2014
H. Group Partners, Inc.	$310,000	$-

Long-term portion	(206,667)

Discount on secured notes payable	(25,001)	-

Current maturities, net of long-term portion	$78,332	$-

At June 30, 2015 and December 31, 2014, accrued interest due for the secured notes was $5,181 and $0, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for secured notes payable for the interim period ended June 30, 2015 and 2014 was $5,181 and $0, respectively.

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

As inducement to make the loan, the note holder received 16,667 shares Series B preferred stock at $1.50 per share, or $25,001, in May 2015, that are convertible into shares of the Company's common stock at a 30% discount to current market value, defined as the average of the immediately prior five trading day's closing prices upon receipt of a conversion notice. The Series B preferred shares can be converted at any time after six months from the date of issuance, but only once every 30 days. The conversion feature contains an embedded derivative.

At June 30, 2015, the Company's outstanding secured notes payable are secured through the note holder's first position claim on the Company's intellectual property, accounts, fixtures and property.

Note 12 – Derivative Financial Instruments

As of June 30, 2015, the Company’s derivative financial instruments are embedded derivatives associated with the Company’s secured and certain unsecured convertible notes, certain warrant agreements and Series B preferred shares.

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

In October 2013, the Company entered into a purchase agreement with Tonaquint which included five year warrants for 1 share of the Company's common stock, at an exercise price of $260,000, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits, subject to adjustments (see Note 14). Per the terms of the reset feature of the warrants, an additional 1 warrant share was issued at December 31, 2014, for a total of 2 warrant shares, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits (Tonaquint Warrants #1). For the year ended December 31, 2014, the Company received warrant exercise notices from the warrant holder to convert 1 warrant shares into 323 unrestricted shares of the Company's common stock, at exercise prices ranging from $39.00 to $1,053,000 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits. For the interim period ended June 30, 2015, the Company received a warrant exercise notice from the warrant holder to convert 1 warrant share into 191 unrestricted shares of the Company's common stock, at an exercise price of $39.00 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits (see Notes 5 and 14).

In April 2014, the Company entered into a purchase agreement with Tonaquint which included five year warrants for 1 share of the Company's common stock, at an exercise price of $21,500, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits, subject to adjustments (Tonaquint Warrants #2) (see Note 14). As of June 30, 2015, no warrants have been exercised from this agreement.

In October 2014, the Company entered into a purchase agreement with Tonaquint which included five year warrants for 28 shares of the Company's common stock, at an exercise price of $463.45, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits, subject to adjustments (Tonaquint Warrants #3) (see Note 14). As of June 30, 2015, no warrants have been exercised from this agreement.

The prices for the warrants are established at the time of issuance. Because the warrants have reset features (full reset feature and certain anti-dilution rights) based upon the issuance of equity securities by the Company in the future (the exercise price reset floor is adjusted in the initial 6 months from issuance), they are subject to derivative liability treatment.

In the interim period ended June 30, 2015, as inducement to execute a secured promissory note, the note holder received 16,667 shares Series B preferred stock at $1.50 per share, in May 2015, that are convertible into shares of the Company's common stock at a 30% discount to current market value, defined as the average of the immediately prior five trading day's closing prices upon receipt of a conversion notice, and with a minimum price level set by the Company's Board of Directors at $0.005. The Series B preferred shares can be converted at any time after six months from the subscription agreements, but only once every 30 days (see Note 11). Because of the conversion feature of the Series B preferred shares, they are subject to derivative liability treatment.

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

(2) Valuation Assumptions - Change in Fair Value of Derivative Liability Related to DART Notes

The existing derivative instruments were valued as of June 30, 2015. The conversion price was the lower of $42.25 per share, as adjusted by the Company’s 1:650 reverse stock split, or 80% of the lowest bid price five days prior to conversion. The following assumptions were used for the valuation of the derivative liability related to the Notes at June 30, 2015:

•	The principal balance of the DART Notes of $542,588;
•	The stock price of $2.50, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits, is based on market data as of June 30, 2015;
•	An event of default (in default as of 6/30/15) would occur 50% of the time, increasing 0.10% per month to a maximum of 95% with the Company most likely to negotiate an extension;
•	Alternative financing would be initially available to redeem the note 10% of the time and increase monthly by 0.1% to a maximum of 20%:
•	The monthly trading volume would average $280,792 over a year and would increase at 1% per period to limit the conversions and stock payments;
•	The projected volatility curve for each valuation period was based on the Company’s historical volatility:

1 year
3/31/15	468%
6/30/15	444%

•

The Holder would automatically convert the notes at a stock price of the higher of $84,500, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits (2 times the conversion price or 1.5 times the stock price) if the registration was effective and the company was not in default.

As of June 30, 2015, the estimated fair value of derivative liabilities on secured convertible notes of DART was $35,832.

(3) Valuation Assumptions - Change in Fair Value of Derivative Liabilities Related to ICG, Asher, Auctus, Klei, Iconic, Southridge, Tonaquint, WHC, Solakian, Tarpon, LG Capital, JMJ, Adar Bays, Vista, KBM, JSJ, GEL, Black Arch and Union Notes and the Series B preferred stock.

The following assumptions were used for the valuation of the derivative liability related to the ICG, Asher, Auctus, Klei, Iconic, Southridge, Tonaquint, WHC, Solakian, Tarpon, LG Capital, JMJ, Adar Bays, Vista, KBM, JSJ, GEL, Black Arch, Union Notes and Series B Preferred stock at issuance, conversion and the interim period ended June 30, 2015:

•	The notes convert with an initial conversion price of 40%-60% of the average or low of the 1-3 lowest bid out of the 10-20 previous days (the effective rates are typically lower);
•	The projected volatility curve for each valuation period was based on the historical volatility of the company in the range of 468% to 444%;
•	An event of default would occur 1% of the time, increasing 1.00% per month to a maximum of 10%;
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

As of June 30, 2015, the estimated fair value of derivative liabilities on the unsecured convertible notes from ICG, Asher, Auctus, Klei, Iconic, Southridge, Tonaquint, WHC, Solakian, Tarpon, LG Capital, JMJ, Adar Bays, Vista, KBM, JSJ, GEL, Black Arch and Union was $394,318.

As of June 30, 2015, the estimated fair value of derivative liabilities related to the Series B preferred shares was $5,199.

(4) Valuation Assumptions - Change in Fair Value of Tonaquint Warrants

The following assumptions were used for the valuation of the derivative liability related to the Tonaquint Warrants at issuance, exercise and the interim period ended June 30, 2015:

•	The warrants have an expiration date five years from issuance;
•

The warrants will have the right to exercise into the now 1 share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits, due to the initial reset and 1 share after the exercises as of June 30, 2015. The holder receives a significant number of shares as a result of the resets and the effective conversion/stock price;

•	The exercise price resets to a floor which may be adjusted in the initial six months after issuance;
•	The holder may transfer, in whole or in part, the warrants without the consent of the Company;
•	As of June 30, 2015, the October 18, 2013 warrants partially exercised into significantly more shares than a standard warrant based on an effective adjusted exercise price and stock price;

As of June 30, 2015, the estimated fair value of derivative liabilities related to the Tonaquint warrants was $7,108.

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in the fair value of the derivative financial instruments and the changes in the fair value of the derivative financial instruments, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liability)	Total
Balance, December 31, 2014	$(1,415,402)	$(1,415,402)

Purchases, issuances and settlements	213,553	213,553

Transfers in and/or out of Level 3	-	-

Total gains or losses (realized/unrealized) included in:

Net income (loss)	759,392	759,392

Other comprehensive income (loss)	-	-

Balance, June 30, 2015	$(442,457)	$(442,457)

Note 13 - Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2015	December 31, 2014
Accrued interest	$3,633,205	$2,962,509

Accrued salaries and payroll taxes (i)	1,295,269	1,714,738

Accrued expenses – other	6,059	6,059

	$4,934,533	$4,683,306

(i) Including approximately $1,290,000 due three (3) of the Company’s current officer/stockholders and one (1) of the Company’s former officer/stockholders.

Note 14 - Commitments and Contingencies

Payroll Taxes

At June 30, 2015, the Company recorded $53,901 of payroll taxes, of which approximately $45,000 were delinquent from the year ended December 31, 2003. The Company had also recorded $32,462 of related estimated penalties and interest on the delinquent payroll taxes. In June 2015, the Company determined to re-examine the nature and amounts of this accrued liability.

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

Future minimum payments required under this non-cancelable operating lease were as follows:

Year ending December 31:

2015 (remainder of the year)	22,842

2016	3,807

$26,649

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

In January 2012, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining clients and investors. The consultant will receive a fee of $5,000 per month and warrants to purchase 1 share of the Company’s common stock, exercisable at $29,250,000 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits. The consultant also received warrants to purchase 1 share of the Company’s common stock, exercisable at $29,250,000 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits, upon execution of the agreement. The warrants have a three year term. The term of the agreement was one month. The agreement was amended and extended for February, March, April, July, August and September 2012. The February 2012 amendment reduced the exercise price of the warrants to $19,500,000 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits. In July 2012, the agreement was amended for an additional one month extension and the monthly fee was increased to $5,500 and the issuance of warrants to purchase 1 share of the Company’s common stock, exercisable at $19,500,000 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits, expiring three (3) year from the date of issuance. In May 2013, the agreement was amended to provide for a two-week fee of $2,500 and the issuance of warrants to purchase 1 share of the Company’s common stock, exercisable at $3,900,000 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits, expiring three (3) year from the date of issuance.

In June 2013, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining clients. The consultant will receive a commission of 10% of all directly contracted revenues and 5% of revenues contracted through a third party, recorded as a result of the consultant’s efforts. The parties may elect to remit commissions in the form cash or restricted shares of the Company’s common stock (at a share price to be determined), or a combination of both. The term of the agreement was one (1) year with automatic renewals. As of June 30, 2015, no revenues were recorded relating to the agreement.

In December 2013, the Company entered into a revenue share agreement with a firm whereby the consultant will assist the Company is obtaining new clients. The consultant will receive a commission of 5% on any revenues resulting from new clients obtained relating to the agreement. Either party may terminate the agreement by notifying the other party in writing. As of June 30, 2015, no revenues were recorded as a result the consultant's efforts relating to the agreement. In December 2013, the Company executed an advertising contract with the consultant for various marketing services to be provided from December 2013 to March 2014, at a cost of $975 per month. In March 2014, the Company executed an extension to the advertising contract with the consultant for various marketing services to be provided from April 2014 to September 2014, at a cost of $875 per month. In October 2014, the Company executed an extension to the advertising contract with the consultant for various marketing services to be provided from October 2014 to December 2015, at a cost of $775 per month.

In December 2013, the Company entered into a consulting agreement with a firm whereby the firm will serve as a testifying expert as the Company enforces its patent rights through litigation. The Company shall compensate the consultant at a rate of $650 per hour for consultant services and $750 per hour for services relating to court testimony. As of June 30, 2015, no fees have been remitted to the consultant relating to this agreement.

In March, April, June, July and August 2014, the Company entered into consulting agreements with a firm whereby the consultant will assist the Company in obtaining investors. The consultant will receive a commission of 10% cash per deal, plus warrants to purchase shares of the Company's common stock, to be negotiated per deal, of all financing raised as a result of the consultant’s efforts. For the interim period ended June 30, 2015, the consultant received cash commissions of $49,700 as a result of financing raised relating to the agreements. For the interim period ended June 30, 2015, the Company issued warrants to purchase 1 share of its common stock, exercisable at $19,500 per share, to the consultant per the terms of the agreement. The warrant shares have a 50% exercise price premium and expire three (3) years from the date of issuance. The term of the agreements is per deal.

In March 2014, the Company executed a retainer agreement, for $5,000, with an attorney to assist the Company in responding to a February 2014 Depository Trust and Clearing Corporation ("DTCC") inquiry, including the issuance of a legal opinion letter. The DTCC inquiry was resolved in April 2014.

Term Sheets

In February 2013, the Company executed a term sheet with an investor firm and received $40,000, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In April 2013, the Company executed a new term sheet with the investor firm and received $40,000, net of a $2,500 legal fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In June 2013, the Company executed a new term sheet with the investor firm and received $40,000, net of a $2,500 legal fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In July 2013, the Company executed a new term sheet with the investor firm and received $37,500, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In August 2013, the Company executed a new term sheet with the investor firm and received $37,500, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the term sheet (see Note 5). The Company recorded all of the closing fees of $13,000 in 2012 and $2,500, from the February 2013 term sheet, for the year ended December 31, 2013, as deferred financing costs. The fees of $10,000, from the April, June, July and August 2013 term sheets, were expensed as legal fees for the year ended December 31, 2013. In February 2014, the Company executed a new term sheet with the investor firm and, in March 2014, received $50,000, net of a $3,000 legal fee, and executed a convertible promissory note and securities purchase agreement per the term sheet (see Note 5). The debentures contain an embedded derivative feature (see Note 11). For the interim period ended June 30, 2015 and 2014, the Company expensed $0 and $0, respectively, of financing expenses related to the deferred financing costs.

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

Due to Factor

In March 2007, the Company entered into a sale and subordination agreement with a factoring firm whereby the Company sold its rights to two invoices, from February 2007 and March 2007, totaling $470,200 to the factor. Upon signing the agreement and providing the required disclosures, the factor remitted 65%, or $144,440, of the February 2007 invoice and a certain percentage of $53,010 of the March 2007 invoice to the Company. The Company paid a $500 credit review fee to the factor relating to the agreement. Per the terms of the agreement, once the Company’s client remits the invoice amount to the factor, the factor deducts a discount fee from the remaining balance of the factored invoices and forwards the net proceeds to the Company. The discount fee is computed as a percentage of the face amount of the invoice as follows: 2.25% fee for invoices paid within 30 days of the down payment date with an additional 1.125% for each 15 day period thereafter. In September 2007, the February 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In December 2007, the March 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In February 2008, the Company and the factor agreed to a total settlement amount of $75,000, which was scheduled to be paid by the Company to the factor in September 2008 unless both parties mutually agreed to extend the due date. In September 2008, the Company and the factor reached a verbal agreement to extend the due date to December 31, 2008. The Company is pursuing a further extension. As of June 30, 2015, the balance due to the factor by the Company was $209,192 including interest.

Litigation

On March 25, 2013 the Company filed a complaint in the United States District Court for the District of New Jersey (case no: 13-cv-01895 (SRC)(CLW)) vs. WhiteSky, Inc (an existing channel partner) subsequently amended in July 2013. The lawsuit was settled on March 9, 2015 with mutually agreed upon terms. In May and June 2015, the Company received the first two agreed upon installment payments. The March 2015 settlement was mutually amended on June 26, 2015.

On March 28, 2013 the Company initiated patent litigation against PhoneFactor, Inc., a subsidiary of Microsoft Inc., Fiserv, Inc., and First Midwest Bancorp, Inc. in the U.S. District Court for the District of Delaware in Wilmington, for Infringement of United States Patent No. 7,870,599 (the ’599 Patent). Currently Fiserv, Inc. is released from this complaint and the Company has amended this complaint, in April 2014, to include the Company’s two additional Out-of-Band patents (Patent Nos.: 8,484,698 & 8,713,701). As of March 31, 2015, the case was in full discovery, the pre-trial hearing was held and the deliberations are continuing with various discussions ongoing. A mediation meeting took place in May 2015 to discuss the terms of a potential settlement. However, settlement terms were not agreed upon at that time. The Company has decided to keep the mediation process open in an effort to reach a settlement. In June 2015, the Company filed an additional lawsuit against Microsoft Inc.

On May 22, 2013 the Company filed a Complaint in the U.S. District Court for the District of New Jersey seeking a declaratory judgment that (1) it does not infringe upon a patent for customer authentication technology owned by Authentify Patent Co., LLC (“Authentify”), and (2) the Authentify patent is invalid under the Patent Act. The Company’s action was filed in response to an April 26, 2013 filing by Authentify of a patent infringement action against the Company in Federal district court in Seattle, Washington, claiming that the Company has infringed upon Authentify’s patent, U.S. Patent No. 6,934,858. In March 2015, the New Jersey complaint was dropped and the Washington complaint was settled. Per the terms of the settlement, both parties have agreed to execute waivers that guarantee no further legal action against each other relating to this matter.

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

In February 2014, the Company's Board of Directors amended the conversion feature of the Series B Preferred Stock, to permit conversion to common shares at a 40% market discount to current market value at the time the Company receives a conversion request. Current market value is defined as the average of the immediately prior five trading day's closing prices. Additionally, when Series B Preferred Stock shares convert to the Company's common stock, the minimum price discount floor level is set at $0.005, as decided by the Company's Board of Directors. As of June 30, 2015, there were 158,671 shares of Series B Preferred Stock issued and outstanding, 16,667 of which convert to common shares at a 30% market discount.

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

Issuance of Shares of Series B Preferred Stock for Financing

In May 2015, as inducement to execute a secured promissory note, the note holder received 16,667 shares Series B preferred stock at $1.50 per share, in May 2015, that are convertible into shares of the Company's common stock at a 30% discount to current market value, defined as the average of the immediately prior five trading day's closing prices upon receipt of a conversion notice, and with a minimum price level set by the Company's Board of Directors at $0.005. The Series B preferred shares can be converted at any time after six months from the subscription agreements, but only once every 30 days (see Note 12). Because of the conversion feature of the Series B preferred shares, they are subject to derivative liability treatment.

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

In March 2014, the Company's transfer agent issued 1 share of the Company's common stock, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits adopted in January 2015, valued at $302, as rounding shares relating to the Company's 1:1,500 reverse stock split of the Company's issued and outstanding shares of common stock that was adopted in March 2014.

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

In June 2015, a 1:1,000 reverse stock split of the Company's issued and outstanding shares of common stock was ratified, effective upon the filing of an amendment to the Company's Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in July 2015.

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the 1:1,000 reverse stock split adopted in July 2015.

In June 2015, an increase of the authorized shares of the Company's common stock from three billion (3,000,000,000) to five billion (5,000,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to the Company's Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in July 2015.

Issuance of Common Stock for Services

In December 2009, the Company entered into a retainer agreement with an attorney, whereas the attorney acts as house counsel for the Company with respect to all general corporate matters. Commencing on January 1, 2010, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market, the issuance of which remains 2,500 shares post to the Company's March 2014, January 2015 and July 2015 reverse stock splits For the interim period ended June 30, 2015 and 2014, the Company issued a total of 8 shares of restricted common stock, valued at $2, and 1 share of restricted common stock, valued at $2,956, respectively, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits, all of which have been expensed as legal fees, related to the agreement.

Issuance of Common Stock for Financing

In March 2010, the Company executed a promissory note for $50,000 with its CEO, bearing interest at 10% per annum, maturing on April 30, 2011. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 1 restricted share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits, of the Company’s common stock, valued at $24,375,000 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits, and expensed in 2010. In January 2015, the note was extended to December 31, 2015 (see Note 9).

In March 2015, the Company's transfer agent issued 2 shares of the Company's common stock, as adjusted by the Company’s 1:1,000 reverse stock split, valued at $4.71, as rounding shares related to the Company's 1:650 reverse stock split of the Company's issued and outstanding shares of common stock that was adopted in January 2015.

Conversions to Common Stock

For the interim period ended June 30, 2015, the Company received conversion notices from Adar Bays to convert $13,425 of a back-end note dated September 23, 2014, that tacks back to March 24, 2014, $3,766, and accrued interest of $1,105, of a note dated June 23, 2014 into 37,332 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.058 to $37.70 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 5).

For the interim period ended June 30, 2015, the Company received conversion notices from Auctus to convert $19,279 of a note dated May 21, 2014, and accrued interest of $1,408, into 205,160 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.03 to $19.50 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 5).

For the interim period ended June 30, 2015, the Company received conversion notices from Black Arch to convert $25,000 (balance), and accrued interest of $3,550, of a note originally issued to a non-related third party on February 11, 2008, and sold to the investor firm with no additional consideration to the Company, into 163,224 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.06 to $15.00 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 5).

For the interim period ended June 30, 2015, the Company received conversion notices from Iconic to convert $28,750 (balance) of a note dated May 30, 2014 and $7,153 of a back-end note dated August 8, 2014, that tacks back to May 30, 2014 into 215,030 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.10 to $3.90 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 5).

For the interim period ended June 30, 2015, the Company received conversion notices from JMJ to convert $13,436 of a note dated March 26, 2014 into 89,518 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.06 to $39.00 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 5).

For the interim period ended June 30, 2015, the Company received conversion notices from JSJ to convert $6,188 of a note dated May 25, 2014 into 49,765 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.058 to $266.50 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 5).

For the interim period ended June 30, 2015, the Company received conversion notices from KBM to convert $21,475 of a note dated April 8, 2014 into 108,057 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.06 to $5.80 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 5).

For the interim period ended June 30, 2015, the Company received conversion notices from LG Capital to convert $12,750 (balance), and accrued interest of $1,224, of a note dated March 14, 2014 into 68,925 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.058 to $37.70 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 5).

For the interim period ended June 30, 2015, the Company received conversion notices from Tonaquint to convert $7,291 of a note dated March 14, 2014 into 80,875 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.06 to $0.48 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 5).

For the interim period ended June 30, 2015, the Company received conversion notices from Union to convert $9,840, and accrued interest of $426, of a note originally issued to a non-related third party on September 23, 2006, and sold to the investor firm with no additional consideration to the Company, into 26,573 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.116 to $37.70 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 5).

For the interim period ended June 30, 2015, the Company received conversion notices from Vista to convert $12,780 (balance) of a note dated April 1, 2014 and $15,260 of a back-end note dated February 25, 2015, that tacks back to April 1, 2014 into 337,040 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.05 to $2.75 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 5).

For the interim period ended June 30, 2015, the Company received conversion notices from WHC to convert $16,042 of a note originally issued to a non-related third party on January 23, 2009, and sold to the investor firm with no additional consideration to the Company, into 35,779 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.116 to $37.70 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 5).

For the interim period ended June 30, 2014, the Company received conversion notices from Asher to convert $95,100 of notes dated June 4, 2013 and July 17, 2013, and $4,700 of accrued interest, into 2 unrestricted shares of our common stock, at conversion prices ranging from $58,500 per share to $72,280 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 5).

For the interim period ended June 30, 2014, the Company received conversion notices from Auctus to convert $17,000 of a note dated May 28, 2013, and accrued interest of $1,579, and $28,930 of a note dated October 1, 2013 into 3 unrestricted shares of the Company's common stock, at conversion prices ranging from $9,580 to $58,500 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 5).

For the interim period ended June 30, 2014, the Company received conversion notices from Iconic to convert $86,502 of notes dated June 4, 2013, July 23, 2013 and October 4, 2013, and accrued interest of $7,252, into 3 unrestricted shares of the Company's common stock, at conversion prices ranging from $11,740 to $58,500 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 5).

For the interim period ended June 30, 2014, the Company received conversion notices from JSJ to convert $27,818 of a note originally issued to a non-related third party on June 6, 2006, and sold to the investor firm with no additional consideration to the Company, into 3 unrestricted shares of the Company's common stock, at conversion prices ranging from $9,670 to $12,190 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 5).

For the interim period ended June 30, 2014, the Company received conversion notices from Tarpon to convert $117,201 of a note originally issued to a non-related third party on February 29, 2008, and sold to the investor firm with no additional consideration to the Company, into 6 unrestricted shares of the Company's common stock, at conversion prices ranging from $8,260 to $66,140 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 5).

For the interim period ended June 30, 2014, the Company received conversion notices from Tonaquint to convert $29,804 of a note dated October 18, 2013 into 2 unrestricted shares of the Company's common stock, at conversion prices ranging from $11,740 to $21,490 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 5).

For the interim period ended June 30, 2014, the Company received conversion notices from WHC to convert $24,553 of a note originally issued to a non-related third party on June 6, 2006 and $21,790 of a note originally issued to a non-related third party on January 23, 2009, and $633 of accrued interest, and sold to the investor firm with no additional consideration to the Company, into 2 unrestricted shares of the Company's common stock, at conversion prices ranging from $9,540 to $56,550 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 5).

Issuance of Warrants and Options for Financing and Acquiring Services

For the interim period ended June 30, 2015, there were no issuances of warrants agreements made by the Company in connection with consulting agreements.

In October 2013, the Company entered into a purchase agreement with Tonaquint which included five year warrants for 1 share of the Company's common stock, at an exercise price of $260,000, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits, subject to adjustments. Per the terms of the reset feature of the warrants, an additional 1 warrant share was issued at December 31, 2014, for a total of 2 warrant shares. For the interim period ended June 30, 2015, the Company received a warrant exercise notice from the warrant holder to convert 1 warrant shares into 191 unrestricted shares of the Company's common stock, at an exercise price of $39.00 per share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits (see Note 5).

In April 2014, the Company entered into a purchase agreement with Tonaquint which included five year warrants for 1 share of the Company's common stock, at an exercise price of $21,500, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits, subject to adjustments (see Note 5). As of June 30, 2015, no warrants have been exercised from this agreement.

In October 2014, the Company entered into a purchase agreement with Tonaquint which included five year warrants for 28 shares of the Company's common stock, at an exercise price of $463.45, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits, subject to adjustments (see Note 5). As of June 30, 2015, no warrants have been exercised from this agreement.

The table below summarizes the Company’s warrant activities through June 30, 2015, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2014	32	$695,000-9,750,000,000	$25,486,000	$588,479	$-

Granted	-	-	-	-	$-
Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(1)	$39.00	$39.00	(1,395)	-
Exercised	(-)	-	-	-	-
Expired	(1)	$19,500,000-39,000,000	$29,250,000	$(77,822)	$-
Balance, June 30, 2015	30	$695,000-9,750,000,000	$10,430,000	$509,262	$-

Vested and exercisable, June 30, 2015	30	$695,000-9,750,000,000	$25,495,000	$509,262	$-

Unvested, June 30, 2015	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2015, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$9,750,000,000	1	0.15	$9,750,000,000	1	0.15	$9,750,000,000

$695,000-312,000,000	29	0.88	$25,318,000	29	0.88	$25,318,000

$695 - $9,750,000	30	0.88	$25,495,000	30	0.88	$25,495,000

Issuance of Stock Options to Parties Other Than Employees for Acquiring Goods or Services

As of June 30, 2015, options to purchase an aggregate of 1 share, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits, of its common stock for non-employees was outstanding. The exercise price of the options to purchase 1 and 1 shares of its common stock is $5,850,000 and $1,636,360, respectively, yielding a weighted average exercise price of $2,925,000, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits.

Note 16 - Stock Based Compensation

2004 Equity Incentive Plan

In September 2004, the stockholders approved the Equity Incentive Plan for the Company’s employees (“Incentive Plan”), effective April 1, 2004. The number of shares authorized for issuance under the Incentive Plan was increased to 1 in September 2006, 1 in March 2007, 1 in June 2007, 1 in December 2007 and 100 in April 2011, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits, by unanimous consent of the Board of Directors prior to 2011 and by majority consent of the Board of Directors in 2011.

2012 Stock Option Plan

In November 2012, the stockholders approved the 2012 Stock Option Plan (“2012 Stock Incentive Plan”) for the Company’s employees, effective January 3, 2013. The number of shares authorized for issuance under the plan is 10, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits.

The table below summarizes the Company’s 2004 Incentive Plan and 2012 Stock Incentive Plan activities through June 30, 2015, as adjusted by the Company’s 1:650 and 1,000 reverse stock splits:

	Number of Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, June 30, 2015	3	$2,242,500-9,750,000,000	$12,650,000	$2,775,163	$-

Vested and exercisable, June 30, 2015	3	$2,242,500-9,750,000,000	$12,650,000	$2,775,163	$-

Unvested, June 30, 2015	-	$-	$-	$-	$-

As of June 30, 2015, options to purchase an aggregate of 3 shares of common stock were outstanding under the 2004 incentive plan and 2012 Stock Incentive Plan and there were 4 shares remaining available for issuance, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits.

The following table summarizes information concerning 2004 Incentive plan and 2012 Stock Incentive Plan as of June 30, 2015, as adjusted by the Company’s 1:650 and 1:1,000 reverse stock splits:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$9,750,000,000	1	0.01	$9,750,000,000	1	0.01	$9,750,000,000

$975,000,000	1	1.02	$975,000,000	1	1.02	$975,000,000

$2,437,500-365,625,000	0	0.64	$10,935,000	0	0.64	$10,935,000

2,242,500	1	7.51	$2,242,500	1	7.51	2,242,500

$2,242.50-9,750,000	3	1.13	$12,650,000	3	1.13	$12,650,000

Note 17 - Concentration of Credit Risk

Customers and Credit Concentrations

Revenue concentrations and the accounts receivables concentrations are as follows:

	Net Sales for the Interim period ended		Accounts Receivable at
	June 30, 2015	June 30, 2014	June 30, 2015	December 31, 2014

Customer A	63.2%	40.2%	58.3%	35.9%

Customer B	17.1%	17.5%	20.2%	41.2%

Customer C	-%	18.4%	10.0%	-%

Customer D	-%	-%	-%	11.7%

	80.3%	76.1%	88.5%	88.8%

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

Promissory Note

In July 2015, the Company executed a promissory note for $12,000, bearing interest at 8%, maturing on July 15, 2017.

Sales of Shares of Series B Preferred Stock

In July 2015, the Company sold a subscription to one individual for the purchase of shares of its Series B preferred stock at $1.50 per share. The Company sold a total of 16,667 shares, for $25,000, that are convertible into shares of its common stock at a 40% discount to current market value, defined as the average of the immediately prior five trading day's closing prices upon receipt of a conversion notice, and with a minimum price level set by the Company's Board of Directors at $0.005. The Series B preferred shares can be converted at any time after six months from the subscription agreements, but only once every 30 days. The conversion feature of the subscription agreement contains an embedded derivative.

Common Stock

In July 2015, the Company's transfer agent issued 453 shares of the Company's common stock as rounding shares relating to the Company's 1:1,100 reverse stock split of the Company's issued and outstanding shares of common stock that was adopted in July 2015.

Conversions to Common Stock

In August 2015, the Company received a conversion notice from Auctus to convert $419, and accrued interest of $138, of a note dated May 21, 2014 into 70,848 unrestricted shares of the Company's common stock, at a conversion price of $0.00786 per share (see Note 6).

In August 2015, the Company received a conversion notice from JMJ to convert $118 of a note dated March 26, 2014 into 70,000 unrestricted shares of the Company's common stock, at a conversion price of $0.001680 per share (see Note 6).

In August 2015, the Company received a conversion notice from LG Capital to convert $1,015, and accrued interest of $46, of a note dated July 7, 2014 into 139,626 unrestricted shares of the Company's common stock, at a conversion price of $0.007598 per share (see Note 6).

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

We completed the development of our ProtectID® platform at the end of June 2006, we completed the core development of our keyboard encryption and anti-keylogger product, GuardedID®, in December 2006 and commenced deployment of our new mobile product, MobileTrust® into the mobile stores in 2014, of which the first two are currently being sold and distributed. ProtectID® patent titled "Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System" is now protected by three patents. The keystroke encryption technology we developed and use in our GuardedID® product is protected by three patents.

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

In September 2014, we filed an International Patent for MobileTrust®(PCT/US20114/029905).

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

We generated all of our revenues of $144,737 for the six months ended June 30, 2015, compared to $170,413 for the six months ended June 30, 2014, from the sales of our security products. The decrease in revenues was primarily due to the decrease in hardware sales, maintenance sales, and revenue from sign on fees. We have realized delays in revenues from some of our new distributor’s that, although there can be no assurances, we anticipate will appear in the third and fourth quarters of 2015, and in delayed rollout of our new mobile security technologies, now anticipated to roll out through the Apple and Android markets during the latter half of 2015. In addition, we rolled out our GuardedID® MAC version that should, without guarantee, increase our revenues during the latter of 2015 and thereafter. Therefore, we see strong opportunities for increased sales through 2015 and into 2016. Additionally, we believe we have opportunities through our sales distribution channels, including current pilots, which we believe should increase revenues in 2015 and into 2016, especially with the addition of our new mobile security products and new multi-marketing partners.

We market our products globally to financial service firms, healthcare related companies, legal services companies, e-commerce companies, gaming, automotive, government agencies, multi-level marketing groups, the enterprise market in general, and with virtual private network companies, as well as technology service companies and retail distributors that service all the above markets. We seek such sales through our own direct efforts, through distributors, resellers and third party agents internationally. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in multiple production installations and pilot projects with various distributors, resellers and direct customers primarily in the United States. Our GuardedID® product is also being sold directly to consumers, primarily through the Internet as well as distributors, resellers, third party agents, affiliates and potential OEM agreements by bundling GuardedID® with their products (providing a value-add and competitive advantage to their own products and offerings). Currently this is the most active market for us with multiple programs in pre-production and some already in production. We anticipate, but cannot guarantee, increases in revenues in 2015 from these programs. In addition, we have completed the development and testing of our new mobile products, MobileTrust® and GuardedID® Mobile Software Development Kit (SDK), which is in review by Apple, and being prepared for sales in mobile online stores, which we expect but cannot guarantee to happen in the third quarter of 2015, with completion of our new sCloud registration process. The mobile products play a major role in our anticipated, but not guaranteed, third and fourth quarter 2015 revenue projections. Although no assurances can be provided that revenues will increase as anticipated, our GuardedID® MAC version, recently rolled out, is another reason for our anticipated, but not guaranteed, projected increase in revenues during the latter part of 2015 and into 2016.

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

Business Model

We are focusing primarily on developing sales through “channel” relationships in which our products are offered by other manufacturers, distributors, value-added resellers and agents, internationally. In 2014, we added and publicly announced additions to our global distribution sales channel, which provides additional presence for us in the United States, Canada, Europe and Africa. We continue to add additional channel partners, especially on the consumer side. We also sell our suite of security products directly from our Edison, New Jersey office, which also augments our channel partner relationships. It is our strategy that these “channel” relationships will provide the greater percentage of our revenues ongoing, as was the case in the past two years. Examples of the channel relationships that we are seeking include already established original equipment manufacturer (“OEM”) and bundled relationships with other security technology and software providers that would integrate or bundle the enhanced security capabilities of ProtectID®, GuardedID® and/or MobileTrust® into their own product lines, thereby providing greater value to their clients. These would include providers of networking software and manufacturers of computer and telecommunications hardware and software that provide managed services, and multi-level marketing groups, as well as all markets interested in increasing the value of their products and packages, such as financial services software, anti-virus, government integrators and identity theft product companies. We signed various new distributors during the fourth quarter of 2014 and have optimistic expectations for remainder of 2015 and for 2016, resulting from these distribution relationships. The distributors have already obtained new clients and we expect, but cannot guarantee, that more clients will be obtained during the remainder of 2015 and into 2016. There is no guarantee as to the timing and success of these business relationships.

From our MobileTrust® security new mobile application, which is now built and with our sCloud registration process in production, we have created and announced two new products: our new ProtectID® Mobile OTP (One Time Password) to be used with ProtectID®; and our new GuardedID® Mobile keystroke encryption software development kit (SDK). We anticipate, but can provide no assurances, that both new products will be in production during the third quarter of 2015. With the creation of this new GuardedID® Mobile SDK, we intend to focus the sales of this software product to the development groups of our target markets to be added to their mobile applications. We are in discussions with many parties that are interested in this software. Management has already received requests for this software, including for mobile devices, as keystroke encryption malware continues to grow and remain a major problem for the cyber security market. Particularly, in management’s estimation, with anti-virus products being seen as non-effective against malware threats.

Our primary target markets include financial services such as banks and insurance companies, healthcare providers, legal services, government agencies through integrators, technology platforms, e-commerce based services companies, telecommunications and cellular carriers, technology software companies, government agencies and consumers, especially for our mobile and keystroke encryptions products. We are focusing our concentration on cyber security and data breach strategic problem areas, such as where compliance with financial, healthcare, legal and government regulations are key and stolen passwords are used to acquire private information illegally. During the second half of 2012, we signed on distributors and resellers from which we started to generate revenues in 2013 and 2014, as they commenced implementing their sales strategies for our products. In the fourth quarter of 2014, a number of our channel partners had pilots and client implementations in place that are expected, although no assurances can be provided, to increase our revenues in 2015. With our mobile products commencing production in the third quarter of 2015, we anticipate, but cannot guarantee, increased revenues for the remainder of 2015 and into 2016. There is no guarantee as to the timing and success of these efforts.

Because we are now expecting a continual, recurring growing market demand, especially in the mobility and encryption markets, we continue to develop an increasing global reseller and distribution channel as a strategy to generate, manage and fulfill demand for our products across market segments, minimizing the requirement for an increase in our staff. We continue to minimize the concentration on our initial direct sales efforts as our distribution and reseller channels continue to grow internationally and provide appropriate levels of sales and support in the growing Cyber Security market.

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

4.

Original Equipment Manufacturers (OEM): SFT products are sold to other security technology vendors that integrate ProtectID® and GuardedID® and now GuardedID® Mobile SDK into their products (bundling) and services providing for monthly/annual increasing recurring revenues or other models as the SDK is intended to enter the market during the latter half of 2015.

5.	Internet sites that sell GuardedID® to consumers and small enterprises, such as affiliates.

6.

Technology and other providers and resellers, agents and distributors interested in purchasing and or selling our new MobileTrust® cyber solution for all mobile devices, initially for all Apple and Android devices, that we intend to be in production during the latter half of 2015.

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

We are also working with our patent attorneys to plan our strategy to aggressively enforce our patent rights relating to our granted Keystroke Encryption patents that help protect our GuardedID® and MobileTrust® products. We were granted three related keystroke encryption patents for which we received the most recent patent on March 3, 2015 (Patent Nos.: 8,566,608, 8,732,483 and 8,973,107).

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

Our primary strategy throughout 2015 is to focus on the growth and support of our channel partners, including distributors, resellers and original equipment manufacturers (OEMs). Our internal sales team targets potential direct sales in industries that management believes provides the greatest potential for short term sales. These include small to medium sized financial institutions, government agencies, e-commerce, healthcare, legal and enterprise businesses. We are also executing agreements with strategic resellers and distributors for marketing, selling and supporting our products internationally. We primarily work with distributors, resellers and agents to generate the bulk of our sales internationally, realizing that this strategy takes longer to nurture, however it is progressing well. We are starting to realize positive results, however slowly, with our sales channel and anticipate, but cannot guarantee, a very successful remainder of 2015 through the sales channel and from our new mobile and GuardedID® MAC products with a concentration of sales already contracted. There can be no assurances, however, that we will succeed in implementing our sales strategy. Although management believes that there is an increasingly strong market for our products as the need for cyber security solutions increases globally, we have not generated substantial revenue from the sale of our products and there is no assurance we can secure a market sufficient to permit us to achieve profitability in the next twelve months.

Competition

The software development and services market is characterized by innovation and competition. There are several well-established companies within the authentication market that offer network security systems in our product market and newer companies with emerging technologies. We believe that our multi-patented “Out-of-Band” multi-factor identity authentication platform is an innovative, secure, adaptable, competitively priced, integrated network authentication platform. The main features of ProtectID® include: an open architecture “Out-of-Band” platform for user authentication; operating system independence; biometric layering; mobile authentication; secure website logon; Virtual Private Network (“VPN”) access; domain authentication; newly added Office 365 authentication and multi-level authentication. Unlike other techniques for increased network security, ProtectID® does not rely on a specific authentication device or method (e.g., phone, tokens, smart cards, digital certificates or biometrics, such as a retinal or fingerprint scan). Rather ProtectID® has been developed as an “open platform” that incorporates an unlimited number of authentication devices and methods. For example, once a user has been identified to a computer network, a system deploying our ProtectID® authentication system permits the “Out-of-Band” authentication of that user by a telephone, iPhone, iPad, Blackberry, PDA, email, hard token, SSL client software, a biometric device such as a voice biometric, or others, before that user is permitted to access the network. By using “Out-of-Band” authentication methods, management believes that ProtectID®, now patented and protected through our ongoing litigation, with plans for additional litigation, provides a competitive product for customers with security requirements greater than typical name and password schemes for virtual private networks and computer systems with multiple users at remote locations, as examples. We also believe that our multi-patented keystroke encryption product, GuardedID®, offers an additional competitive edge for network security and e-commerce applications that should provide greater levels of security and the ability to evolve over time based on newer technologies when made available. There is less competition for the keystroke encryption product and there are no well-established companies in this space, which explains our current growth in pilots and sales for GuardedID®, especially relating to bundled channel partner programs. GuardedID® is critical to help prevent key logging viruses, one of the largest sources of cyber attacks and data breaches. GuardedID® also is protected with three patents. Our newest product, MobileTrust®, is ideal for bringing the functionality of our other two products, especially including keystroke encryption, to all mobile devices, with initial focus on all Apple and Android devices. This product is also protected with our GuardedID® patents and some of its features and functions are covered by the Out-of-Band Authentication patent. Our other new mobile product is GuardedID® Mobile SDK, which allows our secured keyboard function as a software development kit for developers to purchase and integrate as part of their secured applications. Considering the features and functions, all of our cyber solutions have limited competition based on our products’ ability to protect individual identities and computers/devices against some of the most dangerous and increasing threats. We also have great demand for the mobile products, which are being marketed to all potential new clients.

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

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2014

Revenues for the three months ended June 30, 2015 were $76,076 compared to $79,512 for the three months ended June 30, 2014, a decrease of $3,436 or 4.3%. The decrease in revenues was primarily due to the decrease in hardware sales, maintenance sales, and revenue from sign on fees We have experienced delays in realizing anticipated revenues from some of our new distributor’s clients, and in delayed rollout of our new mobile security technologies. We have opportunities, through our sales channels, including current pilots, that we expect, but cannot guarantee, will increase revenues in the remainder of 2015. We anticipate revenues will increase during the second half of 2015 as we rollout MobileTrust in the latter half of 2015.

Revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign on fees, and recurring transaction revenues. Hardware sales for the three months ended June 30, 2015 were $2,576 compared to $156 for the three months ended June 30, 2014, an increase of $2,420. The increase in hardware revenues was primarily due to the increase in our sales of our one-time-password token key-fobs. Software, services and maintenance sales for the three months ended June 30, 2015 were $73,500 compared to $79,356 for the three months ended June 30, 2014, a decrease of $5,856. The decrease in software, services and maintenance revenues was primarily due to the decrease in maintenance sales, and revenue from sign on fees.

Cost of revenues for the three months ended June 30, 2015 was $3,250 compared to $1,035 for the three months ended June 30, 2014, an increase of $2,215, or 214%. The increase resulted primarily from the increase in our sales of our one-time-password token key-fobs. Cost of revenues as a percentage of total revenues for the three months ended June 30, 2015 was 4.3% compared to 1.3% for the three months ended June 30, 2014. The increase resulted primarily from the increase in our hardware sales.

Gross profit for the three months ended June 30, 2015 was $72,826 compared to $78,477 for the three months ended June 30, 2014, a decrease of $5,651, or 7.2%. The decrease in gross profit was primarily due to the decrease in our overall revenues and the increase in our cost of revenues.

Research and development expenses for the three months ended June 30, 2015 were $63,250 compared to $76,000 for the three months ended June 30, 2014, a decrease of $12,750, or 16.8%. The decrease in research and development expenses was primarily due to the elimination of one staff member through attrition. The salaries, benefits, and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative (“SGA”) expenses for the three months ended June 30, 2015 were $355,679 compared to $362,632 for the three months ended June 30, 2014, a decrease of $6,953 or 1.9%. The decrease was due primarily to the decrease in professional fees we expensed in the quarter. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other income (expense) for the three months ended June 30, 2015 was other income of $19,227 as compared to other expense of ($447,613) for the three months ended June 30, 2014, representing an increase in other income of $466,840, or 104%. The increase was primarily due to the decrease in changes in fair value of derivative liabilities and a decrease in interest expense.

Our net loss for the three months ended June 30, 2015 was $326,876 compared to a net loss of $807,768 for the three months ended June 30, 2014, a decrease in net loss of $480,892, or 59.5%. The decrease in our net loss was due primarily to the decrease in changes in fair value of derivative liabilities and a decrease in interest expense.

FOR THE SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2014

Revenues for the six months ended June 30, 2015 were $144,737 compared to $170,413 for the six months ended June 30, 2014, a decrease of $25,676 or 15.1%. The decrease in revenues was primarily due to the decrease in hardware sales, maintenance sales and revenue from sign on fees We have experienced delays in realizing anticipated revenues from some of our new distributor’s clients, and in delayed rollout of our new mobile security technologies. We have opportunities, through our sales channels, including current pilots, that we expect, but cannot guarantee will increase revenues in the remainder of 2015. We anticipate revenues will increase during the second half of 2015 as we rollout MobileTrust® by in the latter half of 2015.

Revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign on fees, and recurring transaction revenues. Hardware sales for the six months ended June 30, 2015 were $2,576 compared to $6,223 for the six months ended June 30, 2014, a decrease of $3,647. The decrease in hardware revenues was primarily due to the decrease in our sales of our one-time-password token key-fobs. Software, services and maintenance sales for the six months ended June 30, 2015 were $142,161 compared to $164,190 for the six months ended June 30, 2014, a decrease of $22,029. The decrease in software, services and maintenance revenues was primarily due to the decrease in maintenance sales and revenue from sign on fees.

Cost of revenues for the six months ended June 30, 2015 was $3,986 compared to $7,914 for the six months ended June 30, 2014, a decrease of $3,928, or 49.6%. The decrease resulted primarily from the decrease in processing fees relating to our ProtectID® product and due to the decrease in our sales of our one-time-password token key-fobs. Cost of revenues as a percentage of total revenues for the six months ended June 30, 2015 was 2.8% compared to 4.6% for the six months ended June 30, 2014. The decrease resulted primarily from the decrease in our hardware sales, resulting in lower cost of revenues.

Gross profit for the six months ended June 30, 2015 was $140,751 compared to $162,499 for the six months ended June 30, 2014, a decrease of $21,748, or 13.4%. The decrease in gross profit was primarily due to the decrease in our revenues.

Research and development expenses for the six months ended June 30, 2015 were $125,527 compared to $159,200 for the six months ended June 30, 2014, a decrease of $33,673, or 21.2%. The decrease in research and development expenses was primarily due to the elimination of one staff member through attrition. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative (“SGA”) expenses for the six months ended June 30, 2015 were $658,851 compared to $691,946 for the six months ended June 30, 2014, a decrease of $33,095 or 4.8%. The decrease was due primarily to the decrease in professional fees we expensed in the first two quarters of 2015. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other income (expense) for the six months ended June 30, 2015 was other income of $768,051 as compared to other expense of ($869,642) for the six months ended June 30, 2014, representing an increase in other income of $1,637,693, or 188%. The increase was primarily due to the settlement of a lawsuit with one of our channel partners, WhiteSky, Inc. ("WhiteSky") which was settled on March 9, 2015 with mutually agreed upon terms (subsequently amended on June 26, 2015), and due to a decrease in changes in fair value of derivative liabilities, and a decrease in interest expense.

Our net income for the six months ended June 30, 2015 was $124,424 compared to a net loss of ($1,558,289) for the six months ended June 30, 2014, an increase in net income of $1,682,713, or 108%. The increase in our net income was due primarily to the increase in other income caused by the settlement of the WhiteSky lawsuit, as amended, decreases in the change in fair value of derivative liabilities and a decrease in interest expense.

Liquidity and Capital Resources

Our total current assets at June 30, 2015 were $157,726 which included cash of $118,332, as compared with $70,424 in total current assets at December 31, 2014, which included cash of $13,129. Additionally, we had astockholders’ deficit in the amount of $11,574,922 at June 30, 2015 compared to a stockholders’ deficit of $12,199,060 at December 31, 2014. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. The liabilities include a computed liability for the fair value of derivatives of $442,457, which will only be realized on the conversion of the derivatives, or settlement of the debentures.

We financed our operations during the six months ended June 30, 2015 primarily through the issuance of debt in the aggregate amount of $438,875, through an amended legal settlement and through recurring revenues from our ProtectID® and GuardedID® technologies in the aggregate amount of $131,545. Management anticipates that we will continue to rely on equity and debt financing, at least for the third quarter of 2015 to finance our operations. While management believes that there will be a substantial percentage of our sales generated from our GuardedID® and new mobile products and there are an increasing number of customers for our patented ProtectID® product, we will continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market continues to grow, with increasing marketing efforts, management believes, but cannot guarantee, we will continue to attain greater numbers of customers and the concentrations could decrease over time and we project, but cannot guarantee, to be cash flow positive by the end of 2015. Until this is accomplished, management will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing commitments of expenditures and until our sales revenue can provide greater liquidity.

Our number of common shares outstanding increased from 2,454 shares at the year ended December 31, 2014 to 1,419,942 at the six months ended June 30, 2015, an increase of 57,762%. The increase in the number of common shares outstanding was due to common shares issued related to the issuance, conversion and settlement of debt, the exercise of warrant agreements, or equity financing and consulting obligations, in an effort to reduce our outstanding debentures.

Our number of shares of Series B Preferred Stock issued and outstanding increased from 142,004 shares at the year ended December 31, 2014 to 158,671 at the six months ended June 30, 2015, an increase of 11.7%. The increase in the number of Series B preferred shares was due to the shares issued to a lender in conjunction with the issuance of secured promissory debentures.

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

In June 2015, a 1:1,000 reverse stock split of our issued and outstanding shares of common stock was ratified, effective upon the filing of an amendment to our Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in July 2015.

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the 1:1,000 reverse stock split adopted in July 2015.

In June 2015, an increase of the authorized shares of our common stock from three billion (3,000,000,000) to five billion (5,000,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to our Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in July 2015.

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

In February 2014, our Board of Directors amended the conversion feature of the Series B Preferred Stock, to permit conversion to common shares at a 40% market discount to current market value at the time we receive a conversion request. Current market value is defined as the average of the immediately prior five trading day's closing prices. Additionally, when Series B Preferred Stock shares convert to our common stock, the minimum price discount floor level is set at $0.005, as decided by our Board of Directors. As of June 30, 2015, there were 158,671 shares of Series B Preferred Stock issued and outstanding, 16,667 of which convert to common shares at a 30% market discount.

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

SUMMARY OF OUR OUTSTANDING DART SECURED CONVERTIBLE DEBENTURES

At June 30, 2015, $542,588 in aggregate principal amount of the DART Limited ("DART"), custodian for Citco Global Custody NV (“Citco Global”) as of July 2012, debentures, as assigned by YA Global and Highgate in April 2009, were issued and outstanding.

During the six months ended June 30, 2015, DART had no conversions.

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

As inducement to make the loan, the note holder received 16,667 shares of our Series B preferred stock at $1.50 per share, or $25,001, in May 2015, that are convertible into shares of our common stock at a 30% discount to current market value, defined as the average of the immediately prior five trading day's closing prices upon receipt of a conversion notice. The Series B preferred shares can be converted at any time after six months from the date of issuance, but only once every 30 days. The conversion feature contains an embedded derivative.

At June 30, 2015, our outstanding secured notes payable are secured through the note holder's first position claim on our intellectual property, accounts, fixtures and property.

SUMMARY OF FUNDED DEBT TRANSACTIONS FOR THE INTERIM PERIOD ENDED JUNE 30, 2015

During the six months ended June 30, 2015, we issued unsecured convertible notes in an aggregate total of $67,000 to two unrelated parties pursuant to the terms and conditions of term sheets executed with investor firms at various times during 2015. Additionally, during the six months ended June 30, 2015, we settled and transferred $25,000 of unsecured note balances to one unrelated party in the form of a convertible note for $25,000. Additionally, during the six months ended June 30, 2015, twelve investor firms converted $211,734 of convertible notes, and $7,622 of accrued interest, into 1,417,472 shares of our common stock, as adjusted by our 1:650 reverse stock split and our 1:1,000 reverse stock split, pursuant to an exemption provided under Rule 144 of the Securities Act of 1933. The conversion prices ranged from $0.03 per share to $39.00 per share, as adjusted by our 1:650 reverse stock split and our 1:1,000 reverse stock split.

During the six months ended June 30, 2015, we issued an unsecured note in an aggregate total of $42,000 to an unrelated party. Additionally, during the six months ended June 30, 2015, we repaid a total of $4,600 of an unsecured note to an unrelated party.

During the six months ended June 30, 2015, we issued an unsecured note in an aggregate total of $19,875 to one related party.

Summary of Funded Debt

As of June 30, 2015, our company’s open secured note balances were $284,999, net of discount on convertible notes of $25,001, listed as follows:

  $310,000 to an unrelated company - current portion = $103,333; long term portion = $206,667

As of June 30, 2015, our company’s open unsecured promissory note balance was $1,909,900, listed as follows:

  $50,000 to an unrelated individual – current term portion
  $210,000 to an unrelated company - current portion
  $1,475,000 to twenty unrelated individuals through term sheet with the StrikeForce Investor Group – current portion
  $137,500 to an unrelated company - current portion
  $37,400 to an unrelated company - current portion

As of June 30, 2015, our company’s open unsecured related party promissory note balances were $742,513, listed as follows:

  $722,638 to our CEO – current portion
  $19,875 to our CEO - long term portion

As of June 30, 2015, our company’s open convertible secured note balances were $542,588, listed as follows:

  $542,588 to DART (custodian for Citco Global and as assigned in 04/09 by YA Global and Highgate House Funds, Ltd.)

As of June 30, 2015, our company’s open convertible note balances were $902,853, net of discount on convertible notes of $883,092, listed as follows (month/year):

  $235,000 to an unrelated company (03/05 unsecured debenture) - current portion
  $7,000 to an unrelated company (06/05 unsecured debenture) - current portion
  $10,000 to an unrelated individual (06/05 unsecured debenture) - current portion
  $40,000 to three unrelated individuals (07/05 unsecured debentures) - current portion
  $5,000 to an unrelated individual (09/05 unsecured debenture) - current portion
  $10,000 to an unrelated individual (12/05 unsecured debenture) - current portion
  $30,000 to an unrelated individual (06/06 unsecured debenture) - current portion
  $70,000 to an unrelated individual (09/06 unsecured debenture) - current portion
  $3,512 to an unrelated individual (02/07 unsecured debenture) - current portion
  $100,000 to an unrelated individual (05/07 unsecured debenture) - current portion
  $100,000 to an unrelated individual (06/07 unsecured debentures) - current portion
  $100,000 to an unrelated individual (07/07 unsecured debenture) - current portion
  $120,000 to three unrelated individuals (08/07 unsecured debentures) - current portion
  $50,000 to two unrelated individuals (12/09 unsecured debentures) - current portion

  $30,000 to an unrelated company (03/10 unsecured debenture) - current portion
  $103,387 to an unrelated company (01/12 unsecured debentures) - current portion
  $75,000 to an unrelated company (03/12 unsecured debenture) - current portion
  $36,500 to an unrelated company (11/13 unsecured debenture) - current portion
  $50,000 to an unrelated company (12/13 unsecured debenture) - current portion
  $40,000 to an unrelated company (12/13 unsecured debenture) - current portion
  $83,968 to an unrelated company (03/14 unsecured debenture) - current portion
  $18,959 to an unrelated company (04/14 unsecured debenture) - current portion
  $6,654 to an unrelated company (04/14 unsecured debenture) - current portion
  $15,860 to an unrelated company (04/14 unsecured debenture) - current portion
  $4,159 to an unrelated company (05/14 unsecured debenture) - current portion
  $32,500 to an unrelated company (05/14 unsecured debenture) - current portion
  $90,339 to an unrelated company (05/14 unsecured debenture) - current portion
  $56,001 to an unrelated company (06/14 unsecured debenture) - current portion
  $42,000 to an unrelated company (07/14 unsecured debenture) - current portion
  $27,347 to an unrelated company (08/14 unsecured debenture) - current portion
  $27,750 to an unrelated company (10/14 unsecured debenture) - current portion
  $26,250 to an unrelated company (10/14 unsecured debenture) - current portion
  $78,750 to an unrelated company (10/14 unsecured debenture) - current portion
  $8,270 to an unrelated company (10/14 unsecured debenture) - current portion
  $9,740 to an unrelated company (02/15 unsecured debenture) - current portion
  $42,000 to an unrelated company (02/15 unsecured debenture) - current portion

As of June 30, 2015, our company’s open convertible note balances - related parties were $355,500, listed as follows:

  $268,000 to our CEO – current portion
  $57,500 to our VP of Technical Services – current portion
  $30,000 to a relative of our CTO & one of our Software Developers – current portion

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

As reflected in the accompanying unaudited financial statements, we had a working capital deficiency of $11,377,534 and deficit in stockholders’ equity of $11,574,922 at June 30, 2015 and a net income of $124,424 and net cash used in operating activities of $329,072 for the six months ended June 30, 2015. These factors raise substantial doubt about our ability to continue as a going concern.

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

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”), of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2015. Based upon that evaluation, our CEO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 25, 2013 we filed a complaint in the United States District Court for the District of New Jersey (case no: 13-cv-01895 (SRC)(CLW)) vs. WhiteSky, Inc (an existing channel partner), subsequently amended in July 2013. The lawsuit was settled on March 9, 2015 with mutually agreed upon terms. In May and June 2015, we received the first two agreed upon installment payments. The March 2015 settlement was mutually amended on June 26, 2015.

On March 28, 2013 we initiated patent litigation against PhoneFactor, Inc., a subsidiary of Microsoft Inc., Fiserv, Inc., and First Midwest Bancorp, Inc. in the U.S. District Court for the District of Delaware in Wilmington, for Infringement of United States Patent No. 7,870,599 (the ’599 Patent). Currently Fiserv, Inc. is released from this complaint and we have amended this complaint, in April 2014, to include our two additional Out-of-Band patents (Patent Nos.: 8,484,698 & 8,713,701). As of June 30, 2015, the case was in full discovery, the pre-trial hearing was held and the deliberations are continuing with various discussions ongoing. A mediation meeting took place in May 2015 to discuss the terms of a potential settlement. However, settlement terms were not agreed upon at that time. We have decided to keep the mediation process open in an effort to reach a settlement. In June 2015, we filed an additional lawsuit against Microsoft Inc.

On May 22, 2013 we filed a Complaint in the U.S. District Court for the District of New Jersey seeking a declaratory judgment that (1) we do not infringe upon a patent for customer authentication technology owned by Authentify Patent Co., LLC (“Authentify”), and (2) the Authentify patent is invalid under the Patent Act. Our action was filed in response to an April 26, 2013 filing by Authentify of a patent infringement action against us in Federal district court in Seattle, Washington, claiming that we have infringed upon Authentify’s patent, U.S. Patent No. 6,934,858. In March 2015, the New Jersey complaint was dropped and the Washington complaint was settled. Per the terms of the settlement, both parties have agreed to execute waivers that guarantee no further legal action against each other relating to this matter.

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

Information about risk factors for the six months ended June 30, 2015, does not differ materially from that set forth in Part I, Item 1A of the Company’s 2014 Annual Report on Form 10-K.

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

In April 2015, we issued 3,240 shares of our common stock, as adjusted by our 1:1,000 reverse stock split, to an investor firm that converted $2,067 of a convertible note, dated June 23, 2014, into shares of our common stock. The conversion price was $0.638 per share, as adjusted by our 1:1,000 reverse stock split.

In April 2015, we issued 6,881 shares of our common stock, as adjusted by our 1:1,000 reverse stock split, to an investor firm that converted $3,503 of a convertible note, dated May 21, 2014, and $270 of accrued interest, into shares of our common stock. The conversion prices ranged from $0.39 per share to $0.75 per share, as adjusted by our 1:1,000 reverse stock split.

In April 2015, we issued 13,100 shares of our common stock, as adjusted by our 1:1,000 reverse stock split, to an investor firm that converted $7,596 of a convertible note, originally issued to a non-related third party on February 11, 2008, and sold to the investor firm with no additional consideration to the Company on February 17, 2015, into shares of our common stock. The conversion prices ranged from $0.36 per share to $0.66 per share, as adjusted by our 1:1,000 reverse stock split.

In April 2015, we issued 21,284 shares of our common stock, as adjusted by our 1:1,000 reverse stock split, to an investor firm that converted $9,063 of a convertible note, dated May 30, 2014, into shares of our common stock. The conversion prices ranged from $0.24 per share to $0.66 per share, as adjusted by our 1:1,000 reverse stock split.

In April 2015, we issued 1,085 shares of our common stock, as adjusted by our 1:1,000 reverse stock split, to an investor firm that converted $521 of a convertible note, dated March 26, 2014, into shares of our common stock. The conversion price was $0.48 per share, as adjusted by our 1:1,000 reverse stock split.

In April 2015, we issued 3,903 shares of our common stock, as adjusted by our 1:1,000 reverse stock split, to an investor firm that converted $2,875 of a convertible note, dated April 8, 2014, into shares of our common stock. The conversion prices ranged from $0.73 per share to $0.75 per share, as adjusted by our 1:1,000 reverse stock split.

In April 2015, we issued 4,634 shares of our common stock, as adjusted by our 1:1,000 reverse stock split, to an investor firm that converted $1,790 of a convertible note, dated March 14, 2014, and $195 of accrued interest, into shares of our common stock. The conversion prices ranged from $0.348 per share to $0.638 per share, as adjusted by our 1:1,000 reverse stock split.

In April 2015, we issued 3,335 shares of our common stock, as adjusted by our 1:1,000 reverse stock split, to an investor firm that converted $1,601 of a convertible note, dated April 29, 2014, into shares of our common stock. The conversion price was $0.48 per share, as adjusted by our 1:1,000 reverse stock split.

In April 2015, we issued 4,955 shares of our common stock, as adjusted by our 1:1,000 reverse stock split, to an investor firm that converted $3,000 of a convertible note, and $161 of accrued interest, originally issued to a non-related third party on September 23, 2006, and sold to the investor firm with no additional consideration to the Company on October 1, 2014, into shares of our common stock. The conversion price was $0.638 per share, as adjusted by our 1:1,000 reverse stock split.

In April 2015, we issued 21,000 shares of our common stock, as adjusted by our 1:1,000 reverse stock split, to an investor firm that converted $6,200 of a convertible note, dated April 1, 2014, into shares of our common stock. The conversion prices ranged from $0.20 per share to $0.40 per share, as adjusted by our 1:1,000 reverse stock split.

In April 2015, we issued 5,464 shares of our common stock, as adjusted by our 1:1,000 reverse stock split, to an investor firm that converted $1,823 of a convertible note, originally issued to a non-related third party on January 23, 2009, and sold to the investor firm with no additional consideration to the Company on April 23, 2014, into shares of our common stock. The conversion prices ranged from $0.29 per share to $0.464 per share, as adjusted by our 1:1,000 reverse stock split.

In May 2015, we issued 33,003 shares of our common stock, as adjusted by our 1:1,000 reverse stock split, to an investor firm that converted $1,699 of a convertible note, dated June 23, 2014, and $1,015 of accrued interest, into shares of our common stock. The conversion prices ranged from $0.058 per share to $0.116 per share, as adjusted by our 1:1,000 reverse stock split.

In May 2015, we issued 62,998 shares of our common stock, as adjusted by our 1:1,000 reverse stock split, to an investor firm that converted $6,257 of a convertible note, dated May 21, 2014, and $214 of accrued interest, into shares of our common stock. The conversion prices ranged from $0.06 per share to $0.21 per share, as adjusted by our 1:1,000 reverse stock split.

In May 2015, we issued 49,500 shares of our common stock, as adjusted by our 1:1,000 reverse stock split, to an investor firm that converted $5,940 of a convertible note, originally issued to a non-related third party on February 11, 2008, and sold to the investor firm with no additional consideration to the Company on February 17, 2015, into shares of our common stock. The conversion prices ranged from $0.36 per share to $0.66 per share, as adjusted by our 1:1,000 reverse stock split.

In May 2015, we issued 90,025 shares of our common stock, as adjusted by our 1:1,000 reverse stock split, to an investor firm that converted $9,971 of a convertible note, dated May 30, 2014, into shares of our common stock. The conversion prices ranged from $0.10 per share to $0.12 per share, as adjusted by our 1:1,000 reverse stock split.

In May 2015, we issued 15,650 shares of our common stock, as adjusted by our 1:1,000 reverse stock split, to an investor firm that converted $1,878 of a convertible note, dated March 26, 2014, into shares of our common stock. The conversion price was $0.12 per share, as adjusted by our 1:1,000 reverse stock split.

In May 2015, we issued 84,092 shares of our common stock, as adjusted by our 1:1,000 reverse stock split, to an investor firm that converted $8,810 of a convertible note, dated April 8, 2014, into shares of our common stock. The conversion prices ranged from $0.06 per share to $0.12 per share, as adjusted by our 1:1,000 reverse stock split.

In May 2015, we issued 27,172 shares of our common stock, as adjusted by our 1:1,000 reverse stock split, to an investor firm that converted $2,825 of a convertible note, dated March 14, 2014, and $327 of accrued interest, into shares of our common stock. The conversion price was $0.116 per share, as adjusted by our 1:1,000 reverse stock split.

In May 2015, we issued 17,290 shares of our common stock, as adjusted by our 1:1,000 reverse stock split, to an investor firm that converted $2,075 of a convertible note, dated April 29, 2014, into shares of our common stock. The conversion price was $0.12 per share, as adjusted by our 1:1,000 reverse stock split.

In May 2015, we issued 21,496 shares of our common stock, as adjusted by our 1:1,000 reverse stock split, to an investor firm that converted $2,350 of a convertible note, and $144 of accrued interest, originally issued to a non-related third party on September 23, 2006, and sold to the investor firm with no additional consideration to the Company on October 1, 2014, into shares of our common stock. The conversion price was $0.116 per share, as adjusted by our 1:1,000 reverse stock split.

In May 2015, we issued 63,500 shares of our common stock, as adjusted by our 1:1,000 reverse stock split, to an investor firm that converted $6,350 of a convertible note, dated April 1, 2014, into shares of our common stock. The conversion price was $0.10 per share, as adjusted by our 1:1,000 reverse stock split.

In May 2015, we issued 28,490 shares of our common stock, as adjusted by our 1:1,000 reverse stock split, to an investor firm that converted $3,305 of a convertible note, originally issued to a non-related third party on January 23, 2009, and sold to the investor firm with no additional consideration to the Company on April 23, 2014, into shares of our common stock. The conversion price was $0.116 per share, as adjusted by our 1:1,000 reverse stock split.

In May 2015, we issued 16,667 shares of our Series B preferred stock at $1.50 per share, or $25,001, to a secured note holder in conjunction with the execution of the debenture. The shares are convertible into shares of our common stock at a 30% discount to current market value, defined as the average of the immediately prior five trading day's closing prices upon receipt of a conversion notice, and with a minimum price level set by our Board of Directors at $0.005. The Series B preferred shares can be converted at any time after six months from issuance, but only once every 30 days.

In June 2015, we issued 133,658 shares of our common stock, as adjusted by our 1:1,000 reverse stock split, to an investor firm that converted $3,917 of a convertible note, dated May 21, 2014, and $93 of accrued interest, into shares of our common stock. The conversion price was $0.03 per share, as adjusted by our 1:1,000 reverse stock split.

In June 2015, we issued 97,267 shares of our common stock, as adjusted by our 1:1,000 reverse stock split, to an investor firm that converted $2,286 of a convertible note, and $3,550 of accrued interest, originally issued to a non-related third party on February 11, 2008, and sold to the investor firm with no additional consideration to the Company on February 17, 2015, into shares of our common stock. The conversion prices ranged from $0.36 per share to $0.66 per share, as adjusted by our 1:1,000 reverse stock split.

In June 2015, we issued 101,300 shares of our common stock, as adjusted by our 1:1,000 reverse stock split, to an investor firm that converted $10,130 of a convertible note, dated May 30, 2014, into shares of our common stock. The conversion price was $0.10 per share, as adjusted by our 1:1,000 reverse stock split.

In June 2015, we issued 49,640 shares of our common stock, as adjusted by our 1:1,000 reverse stock split, to an investor firm that converted $2,879 of a convertible note, dated May 25, 2014, into shares of our common stock. The conversion price was $0.058 per share, as adjusted by our 1:1,000 reverse stock split.

In June 2015, we issued 71,800 shares of our common stock, as adjusted by our 1:1,000 reverse stock split, to an investor firm that converted $4,308 of a convertible note, dated March 26, 2014, into shares of our common stock. The conversion price was $0.06 per share, as adjusted by our 1:1,000 reverse stock split.

In June 2015, we issued 16,000 shares of our common stock, as adjusted by our 1:1,000 reverse stock split, to an investor firm that converted $960 of a convertible note, dated April 8, 2014, into shares of our common stock. The conversion price was $0.06 per share, as adjusted by our 1:1,000 reverse stock split.

In June 2015, we issued 36,779 shares of our common stock, as adjusted by our 1:1,000 reverse stock split, to an investor firm that converted $1,900 of a convertible note, dated March 14, 2014, and $233 of accrued interest, into shares of our common stock. The conversion price was $0.058 per share, as adjusted by our 1:1,000 reverse stock split.

In June 2015, we issued 60,250 shares of our common stock, as adjusted by our 1:1,000 reverse stock split, to an investor firm that converted $3,615 of a convertible note, dated April 29, 2014, into shares of our common stock. The conversion price was $0.06 per share, as adjusted by our 1:1,000 reverse stock split.

In June 2015, we issued 250,000 shares of our common stock, as adjusted by our 1:1,000 reverse stock split, to an investor firm that converted $12,500 of a convertible note, dated April 1, 2014, into shares of our common stock. The conversion price was $0.05 per share, as adjusted by our 1:1,000 reverse stock split.

In June 2015, we issued a total of 9 shares of restricted common stock, valued at $2, relating to a December 2009 retainer agreement with an attorney, as adjusted by our 1:1,000 reverse stock split.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of StrikeForce Technologies, Inc.(1)
3.2	Amended Articles of Incorporation of StrikeForce Technologies, Inc. (5)
3.3	By-laws of StrikeForce Technologies, Inc. (1)
3.4	Amended By-laws of StrikeForce Technologies, Inc. (5)
3.5	Amended By-laws of StrikeForce Technologies, Inc. (6)
3.6	Articles of Amendment of StrikeForce Technologies, Inc. (6)
10.1	2004 Stock Option Plan (1)
10.2	Securities Purchase Agreement dated December 20, 2004, by and among StrikeForce Technologies, Inc. and YA Global Investments, LP. (1)
10.3	Secured Convertible Debenture with YA Global Investments, LP. (1)
10.4	Investor Registration Rights Agreement dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement.(2)
10.5	Escrow Agreement, dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement. (2)
10.6	Security Agreement dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement. (1)
10.7	Secured Convertible Debenture with YA Global Investments, LP dated January 18, 2005. (1)
10.8	Royalty Agreement with NetLabs.com, Inc. and Amendments. (1)
10.9	Employment Agreement dated as of May 20, 2003, by and between StrikeForce Technologies, Inc. and Mark L. Kay. (1)
10.10	Amended and Restated Secured Convertible Debenture with YA Global Investments, LP dated April 27, 2005. (1)
10.11	Amendment and Consent dated as of April 27, 2005, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP. (1)
10.12	Securities Purchase Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)
10.13	Investor Registration Rights Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (2)
10.14	Secured Convertible Debenture with Highgate House Funds, Ltd. dated April 27, 2005. (2)
10.15	Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)
10.16	Escrow Shares Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)
10.17	Security Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)
10.18	Network Service Agreement with Panasonic Management Information Technology Service Company dated August 1, 2003 (and amendment). (1)
10.19	Client Non-Disclosure Agreement. (1)
10.20	Employee Non-Disclosure Agreement. (1)
10.21	Secured Convertible Debenture with Highgate House Funds, Ltd. dated May 6, 2005. (2)
10.22	Termination Agreement with YA Global Investments, LP dated February 19, 2005. (1)
10.23	Securities Purchase Agreement with WestPark Capital, Inc. (4)
10.24	Form of Promissory Note with WestPark Capital, Inc. (4)
10.25	Investor Registration Rights Agreement with WestPark Capital, Inc. (4)
10.26	Drawdown Equity Financing Facility with Auctus Private Equity Fund, LLC., dated April 13, 2012 (7)
10.27	Registration Rights Agreement with Auctus Private Equity Fund, LLC, dated April 13, 2012 (7)
10.28	StrikeForce Technologies Inc. WEBEX Presentation dated May 30, 2012 (8)
10.29	Irrevocable Waiver of Conversion Rights of Mark L. Kay (9)
10.30	Irrevocable Waiver of Conversion Rights of Ramarao Pemmaraju (9)
10.31	Irrevocable Waiver of Conversion Rights of George Waller (9)
10.32	CFO Consultant Agreement with Philip E. Blocker (9)
10.33	Resume of Philip E. Blocker (9)
10.34	Corporate Resolution for Issuance of Common Stock to Auctus Private Equity Fund, LLC (9)
10.35	Termination of a Material Definitive Agreement (11)
10.36	2012 Stock Option Plan (12)
10.37	Amendments to Articles of Incorporation or Bylaws (13)

10.38	Amendments to Articles of Incorporation or Bylaws (14)
10.39	Registration of Classes of Securities (15)
10.40	Amendments to Articles of Incorporation or Bylaws (16)
10.41	Registration of Classes of Securities (17)
10.42	Amendments to Articles of Incorporation or Bylaws (18)
10.43	Registration of Classes of Securities (19)
10.44	Amendments to Articles of Incorporation or Bylaws (20)
10.45	Amendments to Articles of Incorporation or Bylaws (21)
10.46	Amendments to Articles of Incorporation or Bylaws (22)
10.47	Amendments to Articles of Incorporation or Bylaws (23)
10.48	Amendments to Articles of Incorporation or Bylaws (24)
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
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

________________

(1)	Filed as an exhibit to the Registrant’s Form SB-2 dated as of May 11, 2005 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s Amendment No. 1 to Form SB-2 dated as of June 27, 2005 and incorporated herein by reference.

(3)	Filed herewith.

(4)	Filed as an exhibit to the Registrant’s Form 8-K dated August 1, 2006 and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant’s Form 8-K dated December 23, 2010 and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s Form 8-K dated February 4, 2011 and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s Form 8-K dated May 9, 2012 and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s Form 8-K dated May 30, 2012 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s Form S-1/A dated July 31, 2012 and incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant’s Form S-1/A dated September 7, 2012 and incorporated herein by reference.

(11)	Filed as an exhibit to the Registrant’s Form 8-K dated October 3, 2012 and incorporated herein by reference.

(12)	Filed in conjunction with the Registrant’s Form 14A filed October 5, 2012 and incorporated herein by reference.

(13)	Filed as an exhibit to the Registrant’s Form 8-K dated February 5, 2013 and incorporated herein by reference.

(14)	Filed as an exhibit to the Registrant’s Form 8-K dated May 14, 2013 and incorporated herein by reference.

(15)	Filed as an exhibit to the Registrant’s Form 8-A dated July 29, 2013 and incorporated herein by reference.

(16)	Filed as an exhibit to the Registrant’s Form 8-K dated August 22, 2013 and incorporated herein by reference.

(17)	Filed as an exhibit to the Registrant’s Form 8-A dated October 3, 2013 and incorporated herein by reference.

(18)	Filed as an exhibit to the Registrant’s Form 8-K dated October 3, 2013 and incorporated herein by reference.

(19)	Filed as an exhibit to the Registrant’s Form 8-A dated December 31, 2013 and incorporated herein by reference.

(20)	Filed as an exhibit to the Registrant’s Form 8-K dated December 31, 2013 and incorporated herein by reference.

(21)	Filed as an exhibit to the Registrant’s Form 8-K dated March 18, 2014 and incorporated herein by reference.

(22)	Filed as an exhibit to the Registrant’s Form 8-K dated December 22, 2014 and incorporated herein by reference.

(23)	Filed as an exhibit to the Registrant’s Form 8-K dated February 13, 2015 and incorporated herein by reference.

(24)	Filed as an exhibit to the Registrant’s Form 8-K dated August 4, 2015 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRIKEFORCE TECHNOLOGIES, INC.

Dated: August 19, 2015	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: August 19, 2015	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer

