Form 10-Q
period 2015-09-30
StrikeForce Technologies Inc.
filed 2015-11-19
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to ______________

STRIKEFORCE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its Charter)

WYOMING	000-55012	22-3827597
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(I.R.S. Employer Identification No.)

1090 King Georges Post Road, Suite 603

Edison, NJ 08837

(Address of Principal Executive Offices)

(732) 661-9641

(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common stock, $0.0001 par value

Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2015
Common stock, $0.0001 par value	10,562,773

Indicate the number of shares outstanding of each of the issuer's classes of preferred stock, as of the latest practicable date.

Class	Outstanding at November 11, 2015
Preferred stock, Series A, no par value	3

Class	Outstanding at November 11, 2015
Preferred stock, Series B, $0.10 par value	175,338

Transitional Small Business Disclosure Format Yes ☐ No ☒

Documents Incorporated By Reference

None

STRIKEFORCE TECHNOLOGIES, INC.

INDEX TO FORM 10-Q FILING

SEPTEMBER 30, 2015

2

PART I

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2014, filed April 15, 2015. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015.

3

StrikeForce Technologies, Inc.

September 30, 2015 and 2014

STRIKEFORCE TECHNOLOGIES, INC.

BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash	$59,991	$13,129
Accounts receivable	21,405	38,507
Prepayments and other current assets	11,240	18,788

Total current assets	92,636	70,424

Property and equipment, net	4,078	5,522
Patents, net	16,424	17,965
Website development costs, net	-	1,500
Security deposit	8,684	8,684

Total Assets	$121,822	$104,095

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Current maturities of convertible notes payable, net	$990,997	$942,115
Convertible notes payable - related parties	355,500	355,500
Current maturities of notes payable, net	2,104,678	1,897,500
Current maturities of notes payable - related parties	722,638	722,638
Current maturities of secured notes payable, net	80,538	-
Accounts payable	1,320,729	1,376,300
Accrued expenses	5,088,100	4,683,306
Derivative liabilities	318,056	1,415,402
Convertible secured notes payable	542,588	542,588
Capital leases payable	5,532	5,532
Payroll taxes payable	53,901	53,901
Garnishment withheld	1,777	1,777
Due to factor	209,192	209,192

Total current liabilities	11,794,226	12,205,751

Non-current Liabilities:
Convertible notes payable, net of current maturities	-	97,404
Notes payable, net of current maturities	12,000	-
Notes payable - related parties, net of current maturities	19,875	-
Secured notes payable - net of current maturities	206,667	-

Total non-current liabilities	238,542	97,404

Total Liabilities	12,032,768	12,303,155

Commitments and contingencies

Stockholders' Deficit
Series A Preferred stock, no par value; 100 shares authorized; 3 shares issued and outstanding	987,000	987,000
Series B Preferred stock par value $0.10: 100,000,000 shares authorized; 175,338 and 142,004 shares issued and outstanding, respectively	17,534	14,200
Preferred stock series not designated par value $0.10: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.0001: 5,000,000,000 shares authorized; 4,835,605 and 2,454 shares issued and outstanding, respectively	484	1
Additional paid-in capital	22,800,005	22,249,882
Accumulated deficit	(35,715,969)	(35,450,143)

Total Stockholders' Deficit	(11,910,946)	(12,199,060)

Total Liabilities and Stockholders' Deficit	$121,822	$104,095

See accompanying notes to the financial statements

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$76,371	$77,837	$221,109	$248,249

Cost of revenue	2,228	836	6,215	8,750

Gross margin	74,143	77,001	214,894	239,499

Operating expenses:
Compensation	82,756	83,865	253,238	249,385
Professional fees	93,691	186,205	396,773	534,381
Selling, general and administrative expenses	49,235	52,792	234,521	231,041
Research and development	64,223	65,196	189,750	224,396

Total operating expenses	289,905	388,058	1,074,282	1,239,203

Loss from operations	(215,762)	(311,057)	(859,388)	(999,704)

Other (income) expense:
Interest and financing expense	286,342	445,091	582,684	1,223,108
Change in fair value of derivative liabilities	(111,854)	257,410	(871,246)	348,957
Other (income) expenses	-	-	(305,000)	-

Other (income) expense, net	174,488	702,501	(593,562)	1,572,065

Income tax provision	-	-	-	78

Net income (loss)	$(390,250)	$(1,013,558)	$(265,826)	$(2,571,847)

Earnings per common share - basic	$(0.15)	$(16,078.32)	$(0.26)	$(92,054.23)

Weighted average common shares outstanding
-basic	2,521,228	63	1,021,505	28

See accompanying notes to the financial statements

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENT OF CHANGE IN STOCKOLDERS' DEFICIT

FOR THE INTERIM PERIOD ENDED SEPTEMBER 30, 2015

(Unaudited)

	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2014	3	$987,000	142,004	$14,200	2,454	$1	$22,249,882	$(35,450,143)	$(12,199,060)

Sale of shares of series B preferred stock	-	-	-	-	-	-	-	-	-

Preferred stock discount due to convertible features	-	-	-	-	-	-	-	-	-

Issuance of shares of common stock and warrants for consulting services	-	-	-	-	9,876	1	145	-	146

Issuance of shares of series B preferred stock for financing	-	-	33,334	3,334	-	-	46,666	-	50,000

Issuance of shares of common stock for conversions of convertible notes payable	-	-	-	-	4,823,084	482	205,881	-	206,363

Issuance of common shares in connection with the exercise of warrants	-	-	-	-	191	-	1,395	-	1,395

Reclassification of derivative liabilities due to conversion of convertible notes	-	-	-	-	-	-	293,953	-	293,953

Issuance of stock options for non-employee services	-	-	-	-	-	-	2,083	-	2,083

Net loss	-	-	-	-	-	-	-	(265,826)	(265,826)

Balance at September 30, 2015	3	$987,000	175,338	$17,534	4,835,605	$484	$22,800,005	$(35,715,969)	$(11,910,946)

See accompanying notes to the financial statements

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net (loss)	$(265,826)	$(2,571,847)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	5,985	7,430
Amortization of discount on notes payable	154,127	869,370
Change in fair value of derivative financial instruments	(871,246)	348,957
Issuance of stock options for non-employee services	2,083	-
Issuance of common stock and warrants for consulting services	146	1,469
Changes in operating assets and liabilities:
Accounts receivable	17,102	6,276
Other receivables	-	-
Prepaid expenses	7,548	2,767
Accounts payable	(55,571)	119,175
Accrued expenses	412,961	316,616
Garnishment withheld	-	1,250
Common stock to be issued	-	(1)
Net cash used in operating activities	(592,691)	(898,538)

Cash flows from investing activities:
Purchases of property and equipment	(1,500)	(3,815)
		.
Net cash used in investing activities	(1,500)	(3,815)

Cash flows from financing activities:
Proceeds from sale of series B preferred stock	25,000	213,000
Proceeds from convertible notes payable	67,000	768,750
Proceeds from notes payable - related parties	19,875	-
Repayment of convertible notes payable	(25,000)	-
Proceeds from secured notes payable	310,000	-
Proceeds from notes payable	269,000	50,000
Repayment of notes payable	(24,822)	-

Net cash provided by financing activities	641,053	1,031,750

Net change in cash	46,862	129,397

Cash at beginning of the year	13,129	7,559

Cash at end of the period	$59,991	$136,956

Supplemental disclosure of cash flow information:
Interest paid	$-	$78
Income tax paid	$-	$-

Non-cash investing and financing activities:
Common shares issued for conversion of debt and accrued interest	$206,363	$509,531
Common shares issued for exercise of warrants	$1,395	$-
Preferred stock discount due to convertible feature	$2,665	$(14,830)
Debt discount due to convertible feature	$66,583	$1,499,952
Reclassification of derivative liability to equity	$293,953	$938,149
Issuance of series B preferred stock in connection with secured notes payable	$25,001	$-
Issuance of common stock for common stock to be issued	$-	$(1)

See accompanying notes to the financial statements

StrikeForce Technologies, Inc.

September 30, 2015 and 2014

Notes to the Financial Statements

(Unaudited)

Note 1 - Organization and Operations

StrikeForce Technical Services Corporation was incorporated in August 2001 under the laws of the State of New Jersey. On September 3, 2004, the Company changed its name to StrikeForce Technologies, Inc. (the "Company"). On November 15, 2010, the Company was re-domiciled under the laws of the State of Wyoming. The Company's operations are based in Edison, New Jersey.

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

Note 2 - Significant and Critical Accounting Policies and Practices

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company's significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation-Unaudited Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. Interim results are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2014 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the United States Securities and Exchange Commission ("SEC") on April 15, 2015.

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company's critical accounting estimates and assumptions affecting the financial statements were:

(i)

Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)

Allowance for doubtful accounts: Management's estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client's ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.

(iii)

Fair value of long-lived assets: Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company's overall strategy with respect to the manner or use of the acquired assets or changes in the Company's overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company's stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(iv)

Valuation allowance for deferred tax assets: Management assumes that the realization of the Company's net deferred tax assets resulting from its net operating loss ("NOL") carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

(v)

Estimates and assumptions used in valuation of derivative liabilities and equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company's common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value derivative liabilities, share options and similar instruments.

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

The carrying amounts of the Company's financial assets and liabilities, such as cash, accounts receivable, prepayments and other current assets, accounts payable, accrued expenses, payroll taxes payable, and due to factor, approximate their fair values because of the short maturity of these instruments.

The Company's notes payable, secured notes payable, convertible notes payable, convertible secured notes payable, andcapital leases payable approximate the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2015 and December 31, 2014.

The Company's Level 3 financial liabilities consist of the derivative financial instruments for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. The Company valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation specialist, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company's long-lived assets, which include property and equipment, patents, and website development costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful livesagainst their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable.When long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company's overall strategy with respect to the manner or use of the acquired assets or changes in the Company's overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company's stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The key assumptions used in management's estimates of projected cash flow deal largely with forecasts of sales levels, gross margins, and operating costs of the manufacturing facilities. These forecasts are typically based on historical trends and take into account recent developments as well as management's plans and intentions. Any difficulty in manufacturing or sourcing raw materials on a cost effective basis would significantly impact the projected future cash flows of the Company's manufacturing facilities and potentially lead to an impairment charge for long-lived assets. Other factors, such as increased competition or a decrease in the desirability of the Company's products, could lead to lower projected sales levels, which would adversely impact cash flows. A significant change in cash flows in the future could result in an impairment of long lived assets.

The impairment charges, if any, is included in operating expenses in the accompanying statements of operations.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Pursuant to FASB ASC paragraph 310-10-35-47 trade receivables that management has the intent and ability to hold for the foreseeable future shall be reported in the balance sheet at outstanding principal adjusted for any charge-offs and the allowance for doubtful accounts. The Company follows FASB ASC paragraphs 310-10-35-7 through 310-10-35-10 to estimate the allowance for doubtful accounts. Pursuant to FASB ASC paragraph 310-10-35-9 Losses from uncollectible receivables shall be accrued when both of the following conditions are met: (a) Information available before the financial statements are issued or are available to be issued (as discussed in Section 855-10-25) indicates that it is probable that an asset has been impaired at the date of the financial statements, and (b) The amount of the loss can be reasonably estimated. Those conditions may be considered in relation to individual receivables or in relation to groups of similar types of receivables. If the conditions are met, accrual shall be made even though the particular receivables that are uncollectible may not be identifiable. The Company reviews individually each trade receivable for collectability and performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client's ability to pay. Bad debt expense is included in general and administrative expenses, if any.

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

There was no allowance for doubtful accounts at September 30, 2015 and December 31, 2014.

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

Leases

Lease agreements are evaluated to determine whether they are capital leases or operating leases in accordance with applicable paragraph 840-10-25-1 of the FASB Accounting Standards Codification ("Paragraph 840-10-25-1"). Pursuant to Paragraph 840-10-25-1 A lessee and a lessor shall consider whether a lease meets any of the following four criteria as part of classifying the lease at its inception under the guidance in the Lessees Subsection of this Section (for the lessee) and the Lessors Subsection of this Section (for the lessor): a. Transfer of ownership. The lease transfers ownership of the property to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term in exchange for the payment of a nominal fee, for example, the minimum required by statutory regulation to transfer title. b. Bargain purchase option. The lease contains a bargain purchase option. c. Lease term. The lease term is equal to 75 percent or more of the estimated economic life of the leased property. d. Minimum lease payments. The present value at the beginning of the lease term of the minimum lease payments, excluding that portion of the payments representing executory costs such as insurance, maintenance, and taxes to be paid by the lessor, including any profit thereon, equals or exceeds 90 percent of the excess of the fair value of the leased property to the lessor at lease inception over any related investment tax credit retained by the lessor and expected to be realized by the lessor. In accordance with paragraphs 840-10-25-29 and 840-10-25-30, if at its inception a lease meets any of the four lease classification criteria in Paragraph 840-10-25-1, the lease shall be classified by the lessee as a capital lease; and if none of the four criteria in Paragraph 840-10-25-1 are met, the lease shall be classified by the lessee as an operating lease. Pursuant to Paragraph 840-10-25-31 a lessee shall compute the present value of the minimum lease payments using the lessee's incremental borrowing rate unless both of the following conditions are met, in which circumstance the lessee shall use the implicit rate: a. It is practicable for the lessee to learn the implicit rate computed by the lessor. b. The implicit rate computed by the lessor is less than the lessee's incremental borrowing rate. Capital lease assets are depreciated on a straight-line basis over the capital lease assets' estimated useful lives consistent with the Company's normal depreciation policy for tangible assets, but generally not exceeding the term of the lease. Interest charges are expensed over the term of the lease in relation to the carrying value of the capital lease obligation.

Operating leases primarily relate to the Company's leases of office spaces. When the terms of an operating lease include tenant improvement allowances, periods of free rent, rent concessions, and/or rent escalation amounts, the Company establishes a deferred rent liability for the difference between the scheduled rent payment and the straight-line rent expense recognized, which is amortized over the underlying lease term on a straight-line basis as a reduction of rent expense.

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

Patents

For acquired patents the Company records the costs to acquire patents as patent and amortizes the patent acquisition cost over its remaining legal life, or estimated useful life, or the term of the contract, whichever is shorter. For internal developed patents, all costs incurred to the point when a patent application is to be filed are expended as incurred as research and development expense; patent application costs, generally legal costs, thereafter incurred are capitalized, which are to be amortized once the patents aregranted or expended if the patent application is rejected. The Company amortizes the internal developed patents over the shorter of the expected useful lives or the legal lives of the patents, which are generally 17 to 20 years for domestic patents and 5 to 20 years for foreign patentsfrom the date when the patents aregranted. The costs of defending and maintaining patents are expended as incurred.Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

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

Discount on Debt

The Company allocates the proceeds received from convertible debt instruments between the liability component and equity component, and records the conversion feature as a liability in accordance with subtopic 470-20 of the FASB Accounting Standards Codification ("Subtopic 470-20"). The conversion feature and certain other features that are considered embedded derivative instruments, such as a conversion reset provision, a penalty provision and redemption option, have been recorded at their fair value as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown in the Statement of Operations. The Company has also recorded the resulting discount on debt related to the warrants and conversion feature and is amortizing the discount using the effective interest rate method over the life of the debt instruments.

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities in accordance with paragraph 815-10-05-4 of the FASB Accounting Standards Codification ("Paragraph 815-10-05-4"). Paragraph 815-10-05-4 requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends upon: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation.

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

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company ("Affiliate" means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company's business, financial position, and results of operations or cash flows.

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

The Company derives its revenues from sales contracts with customers with revenues being generated upon the shipment of products. Persuasive evidence of an arrangement is demonstrated via sales invoice or contract; product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the third party carrier and title transfers upon shipment, based on free on board ("FOB") warehouse terms; the sales price to the customer is fixed upon acceptance of the signed purchase order or contract and there is no separate sales rebate, discount, or volume incentive. When the Company recognizes revenue, no provisions are made for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues.

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for share-based payment transactions issued to employees under the guidance of the Topic 718 Compensation—Stock Compensation of the FASB Accounting Standards Codification ("ASC Topic 718").

Pursuant to ASC Section 718-10-20 an employee is an individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. Internal Revenue Service ("IRS") Revenue Ruling 87-41. A nonemployee director does not satisfy this definition of employee. Nevertheless, nonemployee directors acting in their role as members of a board of directors are treated as employees if those directors were elected by the employer's shareholders or appointed to a board position that will be filled by shareholder election when the existing term expires. However, that requirement applies only to awards granted to nonemployee directors for their services as directors. Awards granted to nonemployee directors for other services shall be accounted for as awards to non-employees.

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

If the Company's common shares are traded in one of the national exchanges the grant-date share price of the Company's common stock will be used to measure the fair value of the common shares issued, however, if the Company's common shares are thinly traded the use of share prices established in its most recent private placement memorandum ("PPM"), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

b.

The expected term of the option, taking into account both the contractual term of the option and the effects of employees' expected exercise and post-vesting employment termination behavior: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

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

f.

The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28 a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option's contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

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

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under the guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification ("Sub-topic 505-50").

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

Pursuant to ASC Paragraphs 505-50-30-2 and 505-50-30-11 share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date: (a) The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); or (b) The date at which the counterparty's performance is complete. If the Company's common shares are traded in one of the national exchanges the grant-date share price of the Company's common stock will be used to measure the fair value of the common shares issued, however, if the Company's common shares are thinly traded the use of share prices established in the Company's most recent private placement memorandum ("PPM"), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

b.

The expected term of the option, taking into account both the contractual term of the option and the effects of employees' expected exercise and post-vesting employment termination behavior: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder's expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder's expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

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

f.

The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28 a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option's contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

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

Software Development Costs

The Company has adopted paragraph 985-20-05-01 of the FASB Accounting Standards Codification ("Paragraph 985-20-05-01") for the costs of computer software to be sold or licensed. Paragraph 985-20-05-01 requires research and development costs incurred in the process of software development before establishment of technological feasibility being expensed as incurred and capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line basis over the product's remaining estimated economic life. To date, all costs have been accounted for as research and development costs and no software development cost has been capitalized.

Deferred Tax Assets and Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.Deferred tax assets are reduced by a valuation allowance to the extent management concludes it ismore likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25"). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty (50) percent likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management's opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the for the reporting period ended September 30, 2015 or 2014.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive, as adjusted by the Company's 1:650 reverse stock split adopted on January 29, 2015 and by the Company's 1:1,000 reverse stock split adopted on July 20, 2015:

	Potentially Outstanding Dilutive Common Shares
	For the Interim Period Ended September 30, 2015	For the Interim Period Ended September 30, 2014

Conversion Feature Shares

Common shares issuable under the conversion feature of convertible notes payable	432,232	43

Sub-total: Conversion feature shares	432,232	43

Stock Option Shares

Options issued from January 11, 2005 through April 21, 2011 to employees to purchase common shares with exercise prices ranging from $2,437,500 to $9,750,000,000 per share expiring five (5) years to ten (10) years from the date of issuance	1	1

Options issued from December 23, 2010 through January 30, 2013 to parties other than employees to purchase common shares with exercise prices ranging from $1,950,000 to $8,775,000,000 per share expiring five (5) years to ten (10) years from the date of issuance	1	1

Options issued on January 3, 2013 from the 2012 Stock Incentive Plan to employees to purchase common shares with an exercise price of $2,242,500 per share expiring ten (10) years from the date of issuance	1	1

Options issued on August 19, 2015 from the 2012 Stock Incentive Plan to a consultant to purchase common shares with an exercise price of $0.0005 per share expiring two (2) years from the date of issuance	1,000,000	-

Sub-total: Stock option shares	1,000,003	3

Warrant Shares

Warrants issued in connection with debentures	27	1

Warrants sold for cash	1	1

Warrants issued for services	1	1

Warrants issued in connection with the sale of common stock	1	1

Sub-total: Warrant shares	30	4

Total potentially outstanding dilutive common shares	1,432,265	50

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method ("Indirect method") as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09")

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

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 "Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" ("ASU 2014-12").

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

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15").

In connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management's evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management's plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity's ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management's plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity's ability to continue as a going concern (before consideration of management's plans)

b.	Management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations

c.	Management's plans that alleviated substantial doubt about the entity's ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity's ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management's plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity's ability to continue as a going concern

b.	Management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations

c.	Management's plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

In November 2014, the FASB issued the FASB Accounting Standards Update No. 2014-16 "Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity" ("ASU 2014-16"). The amendments in ASU No. 2014-16 clarify that an entity must take into account all relevant terms and features when reviewing the nature of the host contract. Additionally, the amendments state that no one term or feature would define the host contract's economic characteristics and risks. Instead, the economic characteristics and risks of the hybrid financial instrument as a whole would determine the nature of the host contract. The amendments in this Update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted.

In January 2015, the FASB issued the FASB Accounting Standards Update No. 2015-01 "Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items" ("ASU 2015-01"). This Update eliminates from GAAP the concept of extraordinary items and the requirements in Subtopic 225-20 for reporting entities to separately classify, present, and disclose extraordinary events and transactions. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.

In February 2015, the FASB issued the FASB Accounting Standards Update No. 2015-02 "Consolidation (Topic 810) -Amendments to the Consolidation Analysis" ("ASU 2015-02") to improve certain areas of consolidation guidance for reporting organizations (i.e., public, private, and not-for-profit) that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (e.g., collateralized debt/loan obligations).

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

In April 2015, the FASB issued the FASB Accounting Standards Update No. 2015-03 "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03").To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.

In August 2015, the FASB issued the FASB Accounting Standards Update No. 2015-14 "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" ("ASU 2015-14").The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

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

Note 3 - Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15").

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2015, a net income and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Currently, management is attempting to increase revenues and improve gross margins by a revised sales strategy. The Company is redirecting its sales focus from direct sales to domestic and international channel sales, where the Company is primarily selling through a channel of Distributors, Value Added Resellers, Strategic Partners and Original Equipment Manufacturers. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to continually increase its customer base and realize increased revenues from recently signed contracts.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 - Other Receivable

Per the terms of a March 2015 settlement relating to a lawsuit with a former channel partner, the Company would have received payments in nineteen installments starting in May 2015 as follows: first six months at $15,000 per month, next twelve months at $26,250 per month and the final month at $7,500. The Company received the first two installment payments of $15,000 each in May and September 2015, respectively. In September 2015, the Company and the former channel partner amended the settlement agreement to reduce the balance of the amount due to the Company by $107,500 in exchange for receiving the amended remaining balance as a lump sum payment by September 30, 2015. The Company received the lump sum payment of $275,000 in September 2015. As a result, the Company had no balance in other receivable at September 30, 2015.

Note 5 – Patents

Patents, stated at cost, less accumulated amortization, consisted of the following:

	September 30, 2015	December 31, 2014

Patents	22,329	22,329

Accumulated amortization	(5,905)	(4,364)

	$16,424	$17,965

(i) Amortization Expense

Amortization expense for the interim period ended September 30, 2015 and 2014 was $1,541 and $1,027, respectively.

(ii) Impairment

The Company completed the annual impairment test of patents and determined that there was no impairment as the fair value of patents exceeded their carrying values at December 31, 2014.

Note 6 - Convertible Notes Payable

Convertible notes payable consisted of the following:

	September 30, 2015	December 31, 2014

Convertible note bearing interest at 8% per annum, matured on March 28, 2008, with a conversion price of $8,775,000,000 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits. The Company is currently pursuing a settlement with the note holder.	$235,000	$235,000

Convertible notes bearing interest at 8% per annum with a conversion price of $8,775,000,000 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits, matured on December 31, 2010. The Company is currently pursuing a settlement with the note holder.	50,000	50,000

Convertible note bearing interest at 9% per annum with a conversion price of $1,365,000,000 per share, as adjusted by the Company's 1:650 and 1,000 reverse stock splits, matured on December 9, 2010. Pursuant to the terms and conditions of debt purchase agreements formalized among the Company, the note holder and two unrelated parties in September 2013, November 2013 and May 2014, the Company settled and transferred $50,000, $70,000 and $50,000, respectively, of the note balance to the unrelated parties in the form of convertible notes for $50,000, $70,000 and $50,000. The Company is currently pursuing a settlement of the remaining balance with the note holder.

	30,000	30,000

Convertible note bearing interest at 9% per with a conversion price of $780,000,000 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits, matured on December 31, 2010. Pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, the note holder and an unrelated party in June 2014, the Company settled and transferred $30,000, and $1,500 of accrued interest, of the note balance to the unrelated party in the form of convertible note for $31,500. Pursuant to the terms and conditions of a debt purchase agreement f6ormalized among the Company, the note holder and an unrelated party in October 2014, the Company settled and transferred $50,000, and $2,500 of accrued interest, of the note balance to the unrelated party in the form of convertible note for $52,500. The Company is currently pursuing a settlement with the note holder.

	70,000	70,000

Convertible note executed in May 2007 bearing interest at 9% per annum with a conversion price of $341,250,000 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits, matured December 31, 2010. The Company is currently pursuing a settlement with the note holder.	100,000	100,000

Convertible notes executed in June 2007 bearing interest at 8% per annum matured on December 29, 2010. The Company is currently pursuing a settlement with the note holder.	100,000	100,000

Convertible note executed in July 2007 bearing interest at 8% per annum matured on January 2, 2011. The Company is currently pursuing a settlement with the note holder.	100,000	100,000

Convertible notes executed in August 2007 bearing interest at 9% per annum matured on August 9, 2010. The Company is currently pursuing a settlement with the note holder.	120,000	120,000

Convertible notes executed in December 2009 bearing interest at 9% per annum matured on December 1, 2012, with a conversion price of $102,375,000 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits. The Company issued 1 warrant with an exercise price of $97,500,000 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits, expiring five (5) years from the date of issuance in connection with the issuance of the notes. The Company is currently pursuing a settlement with the note holder.	50,000	50,000

Convertible note bearing interest at 8% per annum, maturing on March 31, 2015, with a conversion price of $1,950,000 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits. The Company is currently pursuing a settlement with the note holder.	30,000	30,000

Convertible note bearing interest at 8% per annum, matured on December 31, 2012, with a conversion price of $9,750,000,000 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits. The Company is currently pursuing a settlement with the note holder.	5,000	5,000

Convertible notes, bearing compound interest at 8% per annum, matured on June 30, 2010, with a conversion price of $9,750,000,000 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits. Pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, the note holder and a consultant in September 2011, the note holder transferred $10,000 of the note balance, including accrued interest, to the consultant in October 2011 (see Note 13). The Company repaid $3,500 of the balance of the notes in 2013. Pursuant to the terms and conditions of a debt purchase agreement formalized among the Company, the note holder and an unrelated party in June 2013, the Company settled and transferred $33,255 of the note balance, plus accrued interest of $36,920, to the unrelated party in the form of a convertible note for $50,000. Accrued interest of $21,175 was forgiven (see Note 13). The Company is currently pursuing a settlement with the note holder.

	10,000	10,000

Four (4) convertible notes bearing interest at 4% per annum, matured on December 5, 2012, January 3, 2013, January 31, 2013 and March 2, 2013, respectively. The notes bear a default rate of 14% per annum. The Company has accrued the default interest rate on the unpaid balance dating back to the default dates of the notes. The note holder converted $36,660 of the note due on January 3, 2013 into 1 unrestricted share of the Company's common stock, at conversion prices ranging from $1,105,000 to $1,625,000 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits, in 2013 (see Note 15). The Company is currently pursuing a settlement with the note holder.

	178,387	178,387

Three (3) convertible notes bearing interest at 9% per annum, matured on November 13, 2014, November 20, 2014 and December 20, 2014. The notes bear a default rate of 22% per annum. The Company has accrued the default interest rate on the unpaid balance dating back to the default dates of the notes. The note due November 13, 2014 was a settled debt purchase note for a balance transferred from a Company's unrelated promissory note holder and has been fully converted.	86,500	86,500

One (1) convertible note bearing interest at 9% per annum, maturing on December 26, 2015.	40,000	40,000

Three (3) convertible notes bearing interest at 10% per annum, matured on March 14, 2015 and July 7, 2015, at a default interest rate of 24%, and maturing on February 26, 2016. For the interim period ended September 30, 2015, the Company received conversion notices from the note holder to convert $12,050, and $1,224 of accrued interest, of the note due in March 2015, and $4,673, and $226 of accrued interest, of the note due in July 2015, into 1,083,154 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.0029 to $37.70 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 15).

	79,327	54,050

One (1) convertible note bearing interest at 12% per annum, maturing on March 23, 2016. For the interim period ended September 30, 2015, the Company received conversion notices from the note holder to convert $13,554 of the note into 117,718 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.00168 to $39.00 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 15).	83,851	97,404

Three (3) convertible notes bearing interest at 10% per annum, matured on March 24, 2015, September 23, 2015 and September 23, 2015. For the interim period ended September 30, 2015, the Company received conversion notices from the note holder to convert $13,425 of a back-end note originally issued to the note holder on March 24, 2014, and $3,766, and $1,015 of accrued interest, of the note due in September 2015 into 37,332 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.058 to $37.70 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 15).

	56,000	73,191

Convertible non-interest bearing notes, with a conversion price of $5,850,000 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits, matured September 2006 and an 18% convertible note maturedApril 2008 with a conversion price of $487,500,000 per share and 1 share of the Company's common stock, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits. The Company is currently pursuing settlement agreements with the note holders.	10,512	10,512

One (1) convertible note bearing default interest of 22% per annum, matured on February 21, 2015. For the interim period ended September 30, 2015, the Company received conversion notices from the note holder to convert $23,149 of the note, and $1,619 of accrued interest, into 1,489,829 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.00192 to $19.50 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 15).	289	23,438

Two (2) convertible notes bearing default interest of 22% per annum, matured on January 8, 2015 and February 21, 2015. Per the terms of a promissory note executed in August 2015 with an unrelated party, $25,000 of the new note was paid towards the convertible debenture due February 21, 2015 (see Note 8). For the interim period ended September 30, 2015, the Company received conversion notices from the note holder to convert $21,475 of the note due January 8, 2015 into 108,057 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.06 to $5.80 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 15).

	23,360	69,835

One (1) convertible note bearing interest at 12% per annum, matured on February 25, 2015. For the interim period ended September 30, 2015, the Company received a conversion notice from the note holder to convert $7,229 of the note into 288,308 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.003538 to $26.65 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 15).	89,298	96,526

Two (2) convertible notes bearing interest at 10% per annum, matured on April 1, 2015 and maturing on February 25, 2016, a back-end note tacking back to April 1, 2014. For the interim period ended September 30, 2015, the Company received conversion notices from the note holder to convert $12,780 of the note due in April 2015and $15,260 of the note due in February 2016 into 337,040 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.05 to $2.75 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 15).	9,740	12,780

One (1) convertible note bearing interest at 9% per annum, matured on April 23, 2015. The note was a settled debt purchase note for a balance transferred from a Company's unrelated convertible promissory note holder. For the interim period ended September 30, 2015, the Company received conversion notices from the note holder to convert $16,186 of the note, originally issued to a non-related third party on January 23, 2009, and sold to the investor firm with no additional consideration to the Company, into 124,283 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.001624 to $37.70 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Notes 13 and 15).

	6,511	22,697

One (1) convertible note bearing default interest of 22% per annum, matured on April 29, 2015, including warrants to purchase 1 share of the Company's common stock at $21,500 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits, expiring on April 29, 2019. For the interim period ended September 30, 2015, the Company received conversion notices from the note holder to convert $7,291 of the note into 80,875 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.06 to $0.48 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 15).

	18,959	26,250

Two (2) convertible notes bearing interest at 10% per annum, matured on May 30, 2015 and August 8, 2015. For the interim period ended September 30, 2015, the Company received conversion notices from the note holder to convert $28,750, of the note due in May 2015 and $8,391 of the note due in August 2015, into 699,571 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.00168 to $3.90 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits(see Note 15).	26,109	63,250

One (1) convertible note bearing interest at 10% per annum, maturing on October 1, 2015	78,750	78,750

One (1) convertible note bearing interest at 10% per annum, maturing on October 1, 2015. The note was a settled debt purchase note for a balance transferred from a Company's unrelated convertible promissory note holder. For the interim period ended September 30, 2015, the Company received conversion notices from the note holder to convert $11,040 of the note, and $533 of accrued interest, originally issued to a non-related third party on September 23, 2006, and sold to the investor firm with no additional consideration to the Company, into 251,892 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.0058 to $37.70 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Notes 13 and 15).

	7,070	18,110

One (1) convertible note bearing default interest of 22% per annum, matured on July 7, 2015	27,750	27,750

One (1) convertible note bearing interest at 12% per annum, maturing on October 17, 2015, including warrants to purchase 28 shares of the Company's common stock at $463.45 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits, expiring on October 17, 2019.	26,250	26,250

One (1) convertible note bearing interest at 10% per annum, maturing on October 1, 2015. The note was a settled debt purchase note for a balance transferred from a Company's unrelated promissory note holder. For the interim period ended September 30, 2015, the Company received conversion notices from the note holder to convert $25,000 of the note, and $3,550 of accrued interest, originally issued to a non-related third party on February 11, 2008, and sold to the investor firm with no additional consideration to the Company, into 163,224 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.06 to $15.00 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Notes 13 and 15).

	-	-

	1,748,663	1,905,680

Long-term portion	(-)	(97,404)

	1,748,663	1,808,276

Discount on convertible notes payable	(757,666)	(866,161)

Current maturities, net of discount	$990,997	$942,115

At September 30, 2015 and December 31, 2014, accrued interest due for the convertible notes was $1,165,845 and $1,004,089, respectively, and is included in accrued expenses in the balance sheets. Interest expense for the convertible notes payable for the interim period ended September 30, 2015 and 2014 was $161,756 and $123,576, respectively.

Note 7 - Convertible Notes Payable – Related Parties

Convertible notes payable - related party consisted of the following:

	September 30, 2015	December 31, 2014

Convertible note with the VP of Technology bearing interest at the prime rate plus 2% per annum with a conversion price of $9,750,000,000 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits, originally matured on September 30, 2010. The Company issued 1 warrant with an exercise price of $9,750,000,000 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. In January 2015, the note was extended to December 31, 2015.	$50,000	$50,000

Convertible note with the VP of Technology bearing interest at the prime rate plus 4% per annum with a conversion price of $9,750,000,000 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits, originally matured on September 30, 2010. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. In January 2015, the note was extended to December 31, 2015.	7,500	7,500

Convertible notes with the CEO bearing interest at 8% per annum with a conversion price of $9,750,000,000 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits, originally matured on April 30, 2011. The Company issued 1 warrant with an exercise price of $9,750,000,000 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits, which expire August 16, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. In January 2015, the notes were extended to December 31, 2015.	230,000	230,000

Convertible notes with an employee bearing interest at 8% per annum with a conversion price of $9,750,000,000 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits, originally matured on June 30, 2010. The Company issued 1 warrant with an exercise price of $9,750,000,000 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits, and expiration dates of August 26, 2015 and September 29, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. In January 2015, the notes were extended to December 31, 2015.

	15,000	15,000

Convertible note with an employee bearing interest at 8% per annum with a conversion price of $9,750,000,000 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits, originally matured on June 30, 2010. The Company issued 1 warrant with an exercise price of $9,750,000,000 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits, and an expiration date of December 6, 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. In January 2015, the note was extended to December 31, 2015.	10,000	10,000

Convertible notes with the CEO bearing compound interest at 8% per annum with a conversion price of $9,750,000,000 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits, originally matured on April 30, 2011. The Company issued 1 warrant with an exercise price of $9,750,000,000 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits, expiring January 18, 2016 and February 28, 2016, respectively. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. In January 2015, the notes were extended to December 31, 2015.

	38,000	38,000

Convertible note with an employee bearing compound interest at 8% per annum with a conversion price of $7,312,500 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits, originally matured on June 30, 2010. The Company issued 1 warrant with an exercise price of $9,750,000,000 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits, expiring March 6, 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. In January 2015, the note was extended to December 31, 2015.	5,000	5,000

	$355,500	$355,500

At September 30, 2015 and December 31, 2014, accrued interest due for the convertible notes – related parties was $377,708 and $339,812, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for convertible notes payable – related parties for the interim period ended September 30, 2015 and 2014 was $37,896 and $35,078, respectively.

Note 8 - Notes Payable

Notes payable consisted of the following:

	September 30, 2015	December 31, 2014

Seventy (70) units, with each unit consisting of a 10% promissory note of $25,000, matured from January 22, 2011 through December 18, 2011 with a 10% discount rate, and 1 non-dilutable (for one (1) year) restricted share of the Company's common stock, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits, and at market price. Pursuant to the terms and condition of a debt purchase agreement among certain note holders, the Company and the Consultant formalized in September 2011, the certain note holders transferred certain notes with the principal amount of $50,000 and $25,000, including accrued interest, in July 2011 and August 2011, respectively, to the consultant. Pursuant to the terms and conditions of a settlement agreement that the Company executed with the estate of a deceased note holder in November 2011, the Company settled a $25,000 note for restricted shares of its common stock, in December 2011, issued to two (2) beneficiaries of the estate (see Note 13). Pursuant to the terms and conditions of debt purchase agreements formalized among the Company, the note holder and two unrelated parties in September 2013, October 2013 and December 2013, the Company settled and transferred $100,000 of the note balance to the unrelated parties in the form of four (4) convertible notes for $25,000 each. Pursuant to the terms and conditions of debt purchase agreements formalized among the Company, the note holder and an unrelated party in January 2014, March 2014, April 2014, May 2014 and September 2014, the Company settled and transferred $25,000 of the note balance and $93,768 of accrued interest to the unrelated party in the form of five (5) convertible notes for $25,000 each for the first four notes and $18,768 for the September 2014 note. Pursuant to the terms and conditions of a debt transfer agreement that the Company executed with the note holder and an unrelated party in July 2014, the Company transferred $25,000 of the note balance and $16,151 of accrued interest to the unrelated party in the form of a convertible note for $41,151, with no additional consideration to the Company. Pursuant to the terms and conditions of a debt transfer agreement that the Company executed with the note holder and an unrelated party in February 2015, the Company transferred $25,000 of the note balance to the unrelated party in the form of a convertible note for $25,000, with no additional consideration to the Company (see Note 13). The Company is currently pursuing extensions on the remaining notes.

	$1,475,000	$1,500,000

Promissory notes of $225,000 bearing interestat 10% per annum, matured on January 23, 2012, with a total of 1 share of common stock, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits. Pursuant to the terms and conditions of debt purchase agreements formalized among the Company, the note holder and an unrelated party in July 2013, October 2013 and April 2014, the Company transferred $60,000, $70,000, and $90,000 and $5,000 of accrued interest, respectively, of the note balance to the unrelated party in the form of a convertible notes for $60,000, $70,000 and $95,000 (see Note 13). A promissory note of $50,000, bearing interest at 8% per annum, maturing on July 22, 2015. The Company is currently pursuing extensions for the past due notes.

	50,000	50,000

Two (2) units with each unit consisting of a 10% promissory note of $25,000, matured on April 20, 2012, and 1 restricted share of the Company's common stock, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits, and at market price. The share was issued in September 2009. The Company is currently pursuing extensions.	50,000	50,000

One (1) unit consisting of a 10% promissory note of $25,000, matured on September 8, 2012, and 1 restricted share of the Company's common stock, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits, and at market price. The share was issued in September 2009. The Company is currently pursuing an extension.	25,000	25,000

Three (3) units with each unit consisting of a 10% promissory note of $25,000, matured on September 25, 2012, and 1 restricted share of the Company's common stock, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits, and at market price. The share was issued in August 2009. The Company is currently pursuing extensions.	75,000	75,000

1.4 units with each unit consisting of a 10% promissory note of $25,000, matured on July 14, 2012 and 1 restricted share of the Company's common stock, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits, and at market price. The share was issued in August 2009. The Company is currently pursuing an extension.	35,000	35,000

One (1) unit consisting of a 10% promissory note of $25,000, matured on August 18, 2012 and 1 restricted share of the Company's common stock, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits, and at market price. The Company is currently pursuing an extension.	25,000	25,000

Promissory notes executed in July 2011 bearing interestat 10% per annum, matured on December 31, 2011. The notes bear a default rate of 14% per annum. The Company has accrued the default interest rate on the unpaid balance dating back to the default date of the notes. The Company is currently pursuing extensions.	87,500	87,500

A promissory note executed in August 2011 bearing interestat 10% per annum, matured on December 31, 2011. The note bears a default rate of 14% per annum. The Company has accrued the default interest rate on the unpaid balance dating back to the default date of the note. The Company is currently pursuing an extension.	50,000	50,000

Two promissory notes for $42,000 executed in May 2015 including interest of $12,000, maturing on March 28, 2016 and for $65,000 executed in August 2015 including interest of $15,995, maturing on August 31, 2016. The interest was deducted up front resulting in net amounts received by the Company of $30,000 and $24,005, respectively. Loan repayments are electronically deducted from the Company's bank account on each business day in the amount of $200 per deduction and $257.94 per deduction, respectively. From the funds received from the August 2015 loan, $25,000 was used to pay down the balance of a convertible note (see Note 6). For the interim period ended September 30, 2015, the Company has repaid $17,600 of the May 2015 loan balance and $7,222 of the August 2015 loan balance.

	82,178	-

A promissory note executed in July 2015 bearing interest at 8% per annum, maturing on July 15, 2017. In October 2015, the note was amended twice to increase the amount to $16,325 (see Note 18),	12,000	-

Two non-interest bearing promissory notes for $75,000 each, executed in August 2015, maturing on August 24, 2016 and executed in September 2015, maturing on September 21, 2016 (see Note 14). In October 2015, a third note was executed for $75,000 (see Note 18).	150,000	-

	2,116,678	1,897,500

Long-term portion	(12,000)	(-)

	2,104,678	1,897,500

Discount on convertible notes payable	(-)	(-)

Current maturities, net of discount	$2,104,678	$1,897,500

At September 30, 2015 and December 31, 2014, accrued interest due for the notes was $1,683,149 and $1,539,206, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for notes payable for the interim period ended September 30, 2015 and 2014 was $143,943 and $145,296, respectively.

The long term portion of promissory notes is due as follows: 2017-$12,000

Note 9 - Notes Payable – Related Parties

Notes payable - related party consisted of the following:

	September 30, 2015	December 31, 2014

Promissory notes executed with the CEO bearing interest at an amended rate of 8% per annum originally matured on April 30, 2011. In January 2015, the notes were extended to December 31, 2015.	$504,000	$504,000

A promissory note executed with the CEO bearing interest at 9% per annum originally matured on April 30, 2011. In January 2015, the note was extended to December 31, 2015.	100,000	100,000

A promissory note with the CEO bearing interest at 8% per annum originally matured on April 30, 2011. In January 2015, the note was extended to December 31, 2015.	22,000	22,000

Two (2) 10% promissory notes, with the CEO, of $25,000 and 1 restricted share of the Company's common stock, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits, at market price, originally matured on April 30, 2011. In January 2015, the note was extended to December 31, 2015.	50,000	50,000

Promissory notes with the CEO, non-interest bearing, originally matured on April 30, 2011. Partial payments of $6,580 were made towards the notes in August and September 2010 and $2,700 in February 2011. In January 2015, the notes were extended to December 31, 2015.	31,420	31,420

In October 2010, the Company assigned the proceeds of six (6) open accounts receivable invoices, totaling $20,761, to its CEO. The assignment was non-interest bearing and fee free with a due date of November 20, 2010. Partial repayments were made in October 2010 for $4,218 and November 2010 for $4,125. In January 2015, the note was extended to December 31, 2015 (see Note 13).	12,418	12,418

A promissory note executed in March 2011 with the CEO, non-interest bearing, originally matured on April 1, 2011. In January 2015, the note was extended to December 31, 2015.	2,800	2,800

A promissory note executed in January 2015 with the CEO, non-interest bearing, maturing on January 9, 2017.	19,875	-

	742,513	722,638

Long-term portion	(19,875)	-

Current maturities	$722,638	$722,638

At September 30, 2015 and December 31, 2014, accrued interest due for the notes – related parties was $534,518 and $492,573, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for notes payable - related parties for the interim period ended September 30, 2015 and 2014 was $41,945 and $41,945, respectively.

The long term portion of related party notes is due as follows: 2017-$19,875

Note 10 - Convertible Secured Notes Payable

Convertible secured notes payable consisted of the following:

	September 30, 2015	December 31, 2014

DART Limited (custodian for Citco Global and as assigned from YA Global/Highgate) ("DART")	$542,588	$542,588

Current maturities, net of discount	$542,588	$542,588

At September 30, 2015, the Company's outstanding convertible secured notes payable are secured through the note holder's claim on the Company's intellectual property.

The DART secured convertible debentures are matured. The Company has been in contact with the note holder who has indicated that it has no present intention of exercising its right to convert the debentures into restricted shares of the Company's common stock.

Conversions to Common Stock

For the interim period ended September 30, 2015 and 2014, DART and Citco Global had no conversions.

Note 11 - Secured Notes Payable

Secured notes payable consisted of the following:

	September 30, 2015	December 31, 2014

H. Group Partners, Inc.	$310,000	$-

Long-term portion	(206,667)

Discount on secured notes payable	(22,795)	-

Current maturities, net of long-term portion	$80,538	$-

At September 30, 2015 and December 31, 2014, accrued interest due for the secured notes was $12,995 and $0, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for secured notes payable for the interim period ended September 30, 2015 and 2014 was $12,995 and $0, respectively.

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

At September 30, 2015, the Company's outstanding secured notes payable are secured through the note holder's first position claim on the Company's intellectual property, accounts, fixtures and property.

Note 12 - Derivative Financial Instruments

As of September 30, 2015, the Company's derivative financial instruments are embedded derivatives associated with the Company's secured and certain unsecured convertible notes, certain warrant agreements and Series B preferred shares.

The Company's secured convertible debentures were issued to YA Global and Highgate in 2005, further assigned to Citco Global. In July 2012, the Company was notified by Citco Global that the custodian for the Citco Global Notes is D.A.R.T. Limited ("DART"). The Citco Global Notes, under custodian of D.A.R.T Limited ("DART") and herein after referred to as the "DART Notes". The Company's unsecured convertible debentures were issued to nineteen (19) unrelated investors firms: International Capital Group ("ICG"), Asher Enterprises, Inc. ("Asher"), Auctus Private Equity Fund ("Auctus"), Herbert Klei ("Klei"), Iconic Holdings, LLC ("Iconic"), Southridge Partners II, LP ("Southridge"), Tonaquint, Inc. ("Tonaquint"), WHC Capital, LLC ("WHC"), James Solakian ("Solakian"), Tarpon Bay Partners ("Tarpon"), LG Capital Funding, LLC ("LG Capital"), JMJ Financial ("JMJ") Adar Bays, LLC ("Adar Bays"), Vista Capital Investments, LLC ("Vista"), KBM Worldwide, Inc. ("KBM"), JSJ Investments Inc. ("JSJ"), GEL Properties, LLC ("GEL"), Black Arch Opportunity Fund LP ("Black Arch") and Union Capital, LLC ("Union"). These secured and unsecured convertible debentures are hybrid instruments, which individually warrant separate accounting as a derivative instrument (see Notes 5 and 9).

In October 2013, the Company entered into a purchase agreement with Tonaquint which included five year warrants for 1 share of the Company's common stock, at an exercise price of $260,000, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits, subject to adjustments (see Note 14). Per the terms of the reset feature of the warrants, an additional 1 warrant share was issued at December 31, 2014, for a total of 2 warrant shares, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (Tonaquint Warrants #1). For the year ended December 31, 2014, the Company received warrant exercise notices from the warrant holder to convert 1 warrant shares into 323 unrestricted shares of the Company's common stock, at exercise prices ranging from $39.00 to $1,053,000 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits.For the interim period ended September 30, 2015, the Company received a warrant exercise notice from the warrant holder to convert 1 warrant share into 191 unrestricted shares of the Company's common stock, at an exercise price of $39.00 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Notes 5 and 14).

In April 2014, the Company entered into a purchase agreement with Tonaquint which included five year warrants for 1 share of the Company's common stock, at an exercise price of $21,500, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits, subject to adjustments (Tonaquint Warrants #2) (see Note 14). As of September 30, 2015, no warrants have been exercised from this agreement.

In October 2014, the Company entered into a purchase agreement with Tonaquint which included five year warrants for 28 shares of the Company's common stock, at an exercise price of $463.45, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits, subject to adjustments (Tonaquint Warrants #3) (see Note 14). As of September 30, 2015, no warrants have been exercised from this agreement.

The prices for the warrants are established at the time of issuance. Because the warrants have reset features (full reset feature and certain anti-dilution rights) based upon the issuance of equity securities by the Company in the future (the exercise price reset floor is adjusted in the initial 6 months from issuance), they are subject to derivative liability treatment.

In the interim period ended September 30, 2015, as inducement to execute a secured promissory note, the note holder received 16,667 shares Series B preferred stock at $1.50 per share, in May 2015, that are convertible into shares of the Company's common stock at a 30% discount to current market value, defined as the average of the immediately prior five trading day's closing prices upon receipt of a conversion notice, and with a minimum price level set by the Company's Board of Directors at $0.005. The Series B preferred shares can be converted at any time after six months from the subscription agreements, but only once every 30 days (see Note 11). Because of the conversion feature of the Series B preferred shares, they are subject to derivative liability treatment.

In the interim period ended September 30, 2015, the Company sold subscriptions to one individual for the purchase of shares of its Series B preferred stock at $1.50 per share. The Company sold a total of 16,667 shares, for $25,000, that are convertible into shares of its common stock at a 40% discount to current market value, defined as the average of the immediately prior five trading day's closing prices upon receipt of a conversion notice, and with a minimum price level set by the Company's Board of Directors at $0.005. The Series B preferred shares can be converted at any time after six months from the subscription agreements, but only once every 30 days (see Note 15). Because of the conversion feature of the Series B preferred shares, they are subject to derivative liability treatment.

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

The Company has utilized a third party valuation consultant to assist the Company to fair value the derivative financial instruments, (the Convertible Notes, Preferred Stock and Warrants) using a multinomial lattice models that values the derivative liabilities within the financial instruments based on a probability weighted discount cash flow model.These models are based on future projections of the various potential outcomes. The features in the note that were analyzed and incorporated into the model included the conversion feature with the reset provisions and the default provisions. Based on these features, there are four primary events that can occur; payments are made in cash; payments are made with stock; the Holder converts the note; the company redeems the note or the company defaults on the note.

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

(2)	Valuation Assumptions - Change in Fair Value of Derivative Liability Related to DART Notes

The existing derivative instruments were valued as of September 30, 2015. The conversion price was the lower of $4.22 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits, or 80% of the lowest bid price five days prior to conversion. The following assumptions were used for the valuation of the derivative liability related to the Notes at September 30, 2015:

•	The principal balance of the DART Notes of $542,588;

•	The stock price of $0.008, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits, (lower than last period and in default) is based on market data as of September 30, 2015;

•	An event of default (in default as of 9/30/15) would occur 50% of the time, increasing 0.10% per month to a maximum of 95% with the Company most likely to negotiate an extension;

•	Alternative financing would be initially available to redeem the note 10% of the time and increase monthly by 0.1% to a maximum of 20%:

•	The monthly trading volume would average $219,459 over a year and would increase at 1% per period to limit the conversions and stock payments;

•	The projected volatility curve for each valuation period was based on the Company's historical volatility:

1 year
6/30/15	444%
9/30/15	467%

•

The Holder would automatically convert the notes at a stock price of the higher of $84.50, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (2 times the conversion price or 1.5 times the stock price) if the registration was effective and the company was not in default.

As of September 30, 2015, the estimated fair value of derivative liabilities on secured convertible notes of DART was $35,306.

(3)

Valuation Assumptions - Change in Fair Value of Derivative Liabilities Related to ICG, Asher, Auctus, Klei, Iconic, Southridge, Tonaquint, WHC, Solakian, Tarpon, LG Capital, JMJ, Adar Bays, Vista, KBM, JSJ, GEL, Black Arch and Union Notes and the Series B preferred stock.

The following assumptions were used for the valuation of the derivative liability related to the ICG, Asher, Auctus, Klei, Iconic, Southridge, Tonaquint, WHC, Solakian, Tarpon, LG Capital, JMJ, Adar Bays, Vista, KBM, JSJ, GEL, Black Arch, Union Notes and Series B Preferred stock at issuance, conversion and the interim period ended September 30, 2015:

•	The notes convert with an initial conversion price of 40%-60% of the average or low of the 1-3 lowest bid out of the 10-20 previous days (the effective rates are typically lower);

•	The projected volatility curve for each valuation period was based on the historical volatility of the company in the range of 444% to 466%;

•	An event of default would occur 1% of the time, increasing 1.00% per month to a maximum of 10%;

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

As of September 30, 2015, the estimated fair value of derivative liabilities on the unsecured convertible notes from ICG, Asher, Auctus, Klei, Iconic, Southridge, Tonaquint, WHC, Solakian, Tarpon, LG Capital, JMJ, Adar Bays, Vista, KBM, JSJ, GEL, Black Arch and Union was $275,182.

As of September 30, 2015, the estimated fair value of derivative liabilities related to the Series B preferred shares was $7,069.

(4)	Valuation Assumptions - Change in Fair Value of Tonaquint Warrants

The following assumptions were used for the valuation of the derivative liability related to the Tonaquint Warrants at issuance, exercise and the interim period ended September 30, 2015:

•	The warrants have an expiration date five years from issuance;

•

The warrants will have the right to exercise into the now 1 share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits, due to the initial reset and 1 share after the exercises as of September 30, 2015. The holder receives a significant number of shares as a result of the resets and the effective conversion/stock price;

•	The exercise price resets to a floor which may be adjusted in the initial six months after issuance;

•	The holder may transfer, in whole or in part, the warrants without the consent of the Company;

•	As of September 30, 2015, the October 18, 2013 warrants partially exercised into significantly more shares than a standard warrant based on an effective adjusted exercise price and stock price;

As of September 30, 2015, the estimated fair value of derivative liabilities related to the Tonaquint warrants was $499.

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in the fair value of the derivative financial instruments and the changes in the fair value of the derivative financial instruments, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liability)	Total

Balance, December 31, 2014	$(1,415,402)	$(1,415,402)

Purchases, issuances and settlements	226,100	226,100

Transfers in and/or out of Level 3	-	-

Total gains or losses (realized/unrealized) included in:

Net income (loss)	871,246	871,246

Other comprehensive income (loss)	-	-

Balance, September 30, 2015	$(318,056)	$(318,056)

Note 13 - Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2015	December 31, 2014

Accrued interest	$3,774,215	$2,962,509

Accrued salaries and payroll taxes (i)	1,307,826	1,714,738

Accrued expenses – other	6,059	6,059

	$5,088,100	$4,683,306

_______________

(i)	Including approximately $1,290,000 due three (3) of the Company's current officer/stockholders and one (1) of the Company's former officer/stockholders.

Note 14 - Commitments and Contingencies

Payroll Taxes

At September 30, 2015, the Company recorded $53,901 of payroll taxes, of which approximately $45,000 were delinquent from the year ended December 31, 2003. The Company had also recorded $32,462 of related estimated penalties and interest on the delinquent payroll taxes. In September 2015, the Company determined to re-examine the nature and amounts of this accrued liability.

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

Lease Agreement

The Company operates from a leased office in New Jersey. Per the terms of the lease agreement with the landlord, the Company pays a monthly base rent of $3,807 commencing on July 1, 2009 through the lease termination date of January 31, 2016. The landlord holds the sum of $8,684 as the Company's security deposit.

Future minimum payments required under this non-cancelable operating lease were as follows:

Year ending December 31:

2015 (remainder of the year)	11,421

2016	3,807

$15,228

In November 2015, the lease was extended for three years to January 31, 2019 (see Note 18).

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

In January 2012, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining clients and investors. The consultant will receive a fee of $5,000 per month and warrants to purchase 1 share of the Company's common stock, exercisable at $29,250,000 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits. The consultant also received warrants to purchase 1 share of the Company's common stock, exercisable at $29,250,000 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits, upon execution of the agreement. The warrants have a three year term. The term of the agreement was one month. The agreement was amended and extended for February, March, April, July, August and September 2012. The February 2012 amendment reduced the exercise price of the warrants to $19,500,000 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits. In July 2012, the agreement was amended for an additional one month extension and the monthly fee was increased to $5,500 and the issuance of warrants to purchase 1 share of the Company's common stock, exercisable at $19,500,000 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits, expiring three (3) year from the date of issuance. In May 2013, the agreement was amended to provide for a two-week fee of $2,500 and the issuance of warrants to purchase 1 share of the Company's common stock, exercisable at $3,900,000 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits, expiring three (3) year from the date of issuance.

In June 2013, the Company entered into a consulting agreement with a firm whereby the consultant will assist the Company in obtaining clients. The consultant will receive a commission of 10% of all directly contracted revenues and 5% of revenues contracted through a third party, recorded as a result of the consultant's efforts. The parties may elect to remit commissions in the form cash or restricted shares of the Company's common stock (at a share price to be determined), or a combination of both. The term of the agreement was one (1) year with automatic renewals. As of September 30, 2015, no revenues were recorded relating to the agreement.

In December 2013, the Company entered into a revenue share agreement with a firm whereby the consultant will assist the Company is obtaining new clients. The consultant will receive a commission of 5% on any revenues resulting from new clients obtained relating to the agreement. Either party may terminate the agreement by notifying the other party in writing. As of September 30, 2015, no revenues were recorded as a result the consultant's efforts relating to the agreement. In December 2013, the Company executed an advertising contract with the consultant for various marketing services to be provided from December 2013 to March 2014, at a cost of $975 per month. In March 2014, the Company executed an extension to the advertising contract with the consultant for various marketing services to be provided from April 2014 to September 2014, at a cost of $875 per month. In October 2014, the Company executed an extension to the advertising contract with the consultant for various marketing services to be provided from October 2014 to December 2015, at a cost of $775 per month.

In December 2013, the Company entered into a consulting agreement with a firm whereby the firm will serve as a testifying expert as the Company enforces its patent rights through litigation. The Company shall compensate the consultant at a rate of $650 per hour for consultant services and $750 per hour for services relating to court testimony. As of September 30, 2015, no fees have been remitted to the consultant relating to this agreement.

In March, April, June, July and August 2014, the Company entered into consulting agreements with a firm whereby the consultant will assist the Company in obtaining investors. The consultant will receive a commission of 10% cash per deal, plus warrants to purchase shares of the Company's common stock, to be negotiated per deal, of all financing raised as a result of the consultant's efforts. For the interim period ended September 30, 2015, the consultant received cash commissions of $49,700 as a result of financing raised relating to the agreements. For the interim period ended September 30, 2015, the Company issued warrants to purchase 1 share of its common stock, exercisable at $19,500 per share, to the consultant per the terms of the agreement. The warrant shares have a 50% exercise price premium and expire three (3) years from the date of issuance. The term of the agreements is per deal.

In March 2014, the Company executed a retainer agreement, for $5,000, with an attorney to assist the Company in responding to a February 2014 Depository Trust and Clearing Corporation ("DTCC") inquiry, including the issuance of a legal opinion letter. The DTCC inquiry was resolved in April 2014.

Term Sheets

In February 2013, the Company executed a term sheet with an investor firm and received $40,000, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In April 2013, the Company executed a new term sheet with the investor firm and received $40,000, net of a $2,500 legal fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In June 2013, the Company executed a new term sheet with the investor firm and received $40,000, net of a $2,500 legal fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In July 2013, the Company executed a new term sheet with the investor firm and received $37,500, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In August 2013, the Company executed a new term sheet with the investor firm and received $37,500, net of a $2,500 closing fee, and executed a convertible promissory note and securities purchase agreement per the term sheet (see Note 5). The Company recorded all of the closing fees of $13,000 in 2012 and $2,500, from the February 2013 term sheet, for the year ended December 31, 2013, as deferred financing costs. The fees of $10,000, from the April, June, July and August 2013 term sheets, were expensed as legal fees for the year ended December 31, 2013. In February 2014, the Company executed a new term sheet with the investor firm and, in March 2014, received $50,000, net of a $3,000 legal fee, and executed a convertible promissory note and securities purchase agreement per the term sheet (see Note 5). The debentures contain an embedded derivative feature (see Note 11). For the interim period ended September 30, 2015 and 2014, the Company expensed $0 and $0, respectively, of financing expenses related to the deferred financing costs.

In November 2012, the Company executed a term sheet with an investor firm whereby the firm would invest in the Company $27,750 in the form of a convertible promissory note, bearing interest at 8% per annum maturing nine (9) months from the date of issuance. A legal fee of $2,750 would be deducted from the tranche and the note would include a tiered prepayment penalty. Conversions would include a 40% discount to the average closing bid price of the Company's common stock for the previous ten (10) days of a conversion notice, using the average of the two (2) lowest trading prices. In December 2012, the Company received the tranche of $25,000, net of the $2,750 legal fee, and executed a convertible promissory note and securities purchase agreement per the term sheet. In February 2013, the Company executed a new term sheet with the investor firm and received $25,000, net of $2,750 in legal fees, and executed a convertible promissory note and securities purchase agreement per the term sheet. In May 2013, the Company executed a new term sheet with the investor firm and received $30,000, net of $2,750 in legal fees, and executed a convertible promissory note and securities purchase agreement per the term sheet. In October 2013, the Company executed a new term sheet with the investor firm and received $29,980, net of $2,770 in legal fees, and executed a convertible promissory note and securities purchase agreement per the term sheet. In May 2014, the Company executed a new term sheet with the investor firm and received $27,750, net of $2,750 in legal fees, and executed a convertible promissory note and securities purchase agreement per the term sheet. In October 2014, the Company executed a new term sheet with the investor firm and received $27,750, net of $2,750 in legal fees, and executed a convertible promissory note and securities purchase agreement per the term sheet (see Note 5).The debentures contain an embedded derivative feature (see Note 11).

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

Assignment

In October 2010, the Company assigned the proceeds of six of the Company's open receivables invoices, in the total amount of $20,761, to its CEO. The assignment was non-interest bearing and fee free with a due date for repayment of November 20, 2010. Partial repayments of the assignment were made in October 2010 for $4,218 and November 2010 for $4,125. The due date of the assignment has been extended to December 31, 2015 (see Note 8).

Asset Purchase Agreement

On August 24, 2015, the Company entered into an asset purchase and licensing agreement with Cyber Safety, Inc., a New York corporation ("Cyber Safety") to license and retain an option to purchase the patents and Intellectual Property related to the GuardedID® and MobileTrust® software for a purchase price of Nine Million Dollars ($9,000,000), which may be paid in the form of a promissory note due by and no later than September 30, 2020. Pursuant to the terms and conditions of the Asset Purchase Agreement, Cyber Safety will license and have the option to purchase the white label version of the "GuardedID®" software for up to $120,000 of development and the MobileTrust® software products. The Company's license granted to Cyber Safety does not affect or impact existing distributor relationships. The Company, directly and through its distribution channel, will maintain the right to sell in the retail space in perpetuity.

As a condition of the Asset Purchase Agreement, Cyber Safety will license the Malware Suite (as defined in the Asset Purchase Agreement) up to and until September 30, 2020. Pursuant to this license, Cyber Safety shall compensate the Company with fifteen percent (15%) of the net amount Cyber Safety receives (defined as the amount received by Cyber Safety from the sale or licensing of the Malware Suite), which amount may be increased to twenty percent (20%) under certain conditions, and is subject to reduction for commissions and support costs Cyber Safety will pay the Company. In conjunction with the licensing, the Company has executed a Distributor and Reseller Agreement with Cyber Safety, dated August 24, 2015.

In conjunction with the licensing and the option to purchase, Cyber Safety will loan the Company an aggregate of $300,000 (over a period of 120 days), of which $75,000 has been provided in August and September, 2015, for a total of $150,000 (see Note 8). An additional $75,000 was provided in October 2015 (see Note 18). Cyber Safety, at its discretion, may loan to the Company up to an additional $150,000. Subject to certain conditions, the loan is repayable 365 days after the last loan disbursement with no interest or equity provided.

Due to Factor

In March 2007, the Company entered into a sale and subordination agreement with a factoring firm whereby the Company sold its rights to two invoices, from February 2007 and March 2007, totaling $470,200 to the factor. Upon signing the agreement and providing the required disclosures, the factor remitted 65%, or $144,440, of the February 2007 invoice and a certain percentage of $53,010 of the March 2007 invoice to the Company. The Company paid a $500 credit review fee to the factor relating to the agreement. Per the terms of the agreement, once the Company's client remits the invoice amount to the factor, the factor deducts a discount fee from the remaining balance of the factored invoices and forwards the net proceeds to the Company. The discount fee is computed as a percentage of the face amount of the invoice as follows: 2.25% fee for invoices paid within 30 days of the down payment date with an additional 1.125% for each 15 day period thereafter. In September 2007, the February 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In December 2007, the March 2007 factored invoice was deemed uncollectible and was written off as bad debt expense. In February 2008, the Company and the factor agreed to a total settlement amount of $75,000, which was scheduled to be paid by the Company to the factor in September 2008 unless both parties mutually agreed to extend the due date. In September 2008, the Company and the factor reached a verbal agreement to extend the due date to December 31, 2008. The Company is pursuing a further extension. As of September 30, 2015, the balance due to the factor by the Company was $209,192 including interest.

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

On March 28, 2013 the Company initiated patent litigation against PhoneFactor, Inc., a subsidiary of Microsoft Inc., Fiserv, Inc., and First Midwest Bancorp, Inc. in the U.S. District Court for the District of Delaware in Wilmington, for Infringement of United States Patent No. 7,870,599 (the '599 Patent). Currently Fiserv, Inc. is released from this complaint and the Company has amended this complaint, in April 2014, to include the Company's two additional Out-of-Band patents (Patent Nos.: 8,484,698 & 8,713,701). As of March 31, 2015, the case was in full discovery, the pre-trial hearing was held and the deliberations are continuing with various discussions ongoing. A mediation meeting took place in May 2015 to discuss the terms of a potential settlement. However, settlement terms were not agreed upon at that time. The Company has decided to keep the mediation process open in an effort to reach a settlement. In June 2015, the Company filed an additional lawsuit against Microsoft Inc., which remains pending at September 30, 2015.

On May 22, 2013 the Company filed a Complaint in the U.S. District Court for the District of New Jersey seeking a declaratory judgment that (1) it does not infringe upon a patent for customer authentication technology owned by Authentify Patent Co., LLC ("Authentify"), and (2) the Authentify patent is invalid under the Patent Act. The Company's action was filed in response to an April 26, 2013 filing by Authentify of a patent infringement action against the Company in Federal district court in Seattle, Washington, claiming that the Company has infringed upon Authentify's patent, U.S. Patent No. 6,934,858. In March 2015, the New Jersey complaint was dropped and the Washington complaint was settled. Per the terms of the settlement, both parties have agreed to execute waivers that guarantee no further legal action against each other relating to this matter.

Note 15 - Stockholders' Deficit

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

The Series B Preferred Stock has preferential liquidation rights in the event of any liquidation, dissolution or winding up of the Company, such liquidation rights to be paid from the assets of the Company not delegated to parties with greater priority at $1.00 per share or, in the event an aggregate subscription by a single subscriber of the Series B Preferred Stock is greater than $100,000,000, $0.997 per share. The Series B Preferred Stock shall be convertible to a number of shares of common stock equal to the price of the Series B Preferred Stock divided by the par value of the Series B Preferred Stock. The option to convert the shares of Series B Preferred Stock may not be exercised until three months following the issuance of the Series B Preferred Stock to the recipient shareholder. The Series B Preferred Stock shall have ten votes on matters presented to the shareholders of the Company for one share of Series B Preferred Stock held. The initial price of the Series B Preferred Stock shall be $2.50, (subject to adjustment by the Company's Board of Directors) until such time, if ever, the Series B Preferred Stock are listed on a secondary and/or public exchange.

In February 2014, the Company's Board of Directors amended the conversion feature of the Series B Preferred Stock, to permit conversion to common shares at a 40% market discount to current market value at the time the Company receives a conversion request. Current market value is defined as the average of the immediately prior five trading day's closing prices. Additionally, when Series B Preferred Stock shares convert to the Company's common stock, the minimum price discount floor level is set at $0.005, as decided by the Company's Board of Directors. As of September 30, 2015, there were 175,338 shares of Series B Preferred Stock issued and outstanding, 16,667 of which convert to common shares at a 30% market discount.

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

In July 2015, the Company sold subscriptions to one individual for the purchase of shares of its Series B preferred stock at $1.50 per share. The Company sold a total of 16,667 shares, for $25,000, that are convertible into shares of its common stock at a 40% discount to current market value, defined as the average of the immediately prior five trading day's closing prices upon receipt of a conversion notice, and with a minimum price level set by the Company's Board of Directors at $0.005. The Series B preferred shares can be converted at any time after six months from the subscription agreements, but only once every 30 days. The conversion feature of the subscription agreement contains an embedded derivative (see Note 12).

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

Common Stock

In December 2012, an increase of the authorized shares of the Company's common stock from five hundred million (500,000,000) to seven hundred fifty million (750,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to the Company's Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in February 2013.

In May 2013, an increase of the authorized shares of the Company's common stock from seven hundred fifty million (750,000,000) to one billion, five hundred million (1,500,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to the Company's Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in May 2013.

In July 2013, an increase of the authorized shares of the Company's common stock from one billion, five hundred million (1,500,000,000) to three billion (3,000,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to the Company's Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in July 2013.

In August 2013, an increase of the authorized shares of the Company's common stock from three billion (3,000,000,000) to five billion (5,000,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to the Company's Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in September 2013.

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

In March 2014, the Company's transfer agent issued 1 share of the Company's common stock, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits adopted in January 2015, valued at $302, as rounding shares relating to the Company's 1:1,500 reverse stock split of the Company's issued and outstanding shares of common stock that was adopted in March 2014.

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

In 2015, a 1:1,000 reverse stock split of the Company's issued and outstanding shares of common stock was ratified, effective upon the filing of an amendment to the Company's Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in July 2015.

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the 1:1,000 reverse stock split adopted in July 2015.

In 2015, an increase of the authorized shares of the Company's common stock from three billion (3,000,000,000) to five billion (5,000,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to the Company's Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in July 2015.

Issuance of Common Stock for Services

In December 2009, the Company entered into a retainer agreement with an attorney, whereas the attorney acts as house counsel for the Company with respect to all general corporate matters. Commencing on January 1, 2010, the fee structure also includes a monthly cash fee of $1,000 and the monthly issuance of 2,500 shares of common stock, valued at market, the issuance of which remains 2,500 shares post to the Company's March 2014, January 2015 and July 2015 reverse stock splits For the interim period ended September 30, 2015 and 2014, the Company issued a total of 7,500 shares of restricted common stock, valued at $64, and 1 share of restricted common stock, valued at $2,980, respectively, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits, all of which have been expensed as legal fees, related to the agreement.

Issuance of Common Stock for Financing

In March 2010, the Company executed a promissory note for $50,000 with its CEO, bearing interestat 10% per annum, maturing on April 30, 2011. Per the terms of the promissory note, the note holder purchased two units with each unit consisting of a 10% promissory note of $25,000 and 1 restricted share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits, of the Company's common stock, valued at $24,375,000 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits, and expensed in 2010. In January 2015, the note was extended to December 31, 2015 (see Note 9).

In March 2015, the Company's transfer agent issued 2 shares of the Company's common stock, as adjusted by the Company's 1:1,000 reverse stock split, valued at $4.71, as rounding shares related to the Company's 1:650 reverse stock split of the Company's issued and outstanding shares of common stock that was adopted in January 2015.

In July 2015, the Company's transfer agent issued 453 shares of the Company's common stock, as adjusted by the Company's 1:1,000 reverse stock split, valued at $0.05, as rounding shares related to the Company's 1:1,000 reverse stock split of the Company's issued and outstanding shares of common stock that was adopted in July 2015.

In August 2015, the Company's transfer agent issued 1,905 shares of the Company's common stock, as adjusted by the Company's 1:1,000 reverse stock split, valued at $19, as rounding shares related to the Company's 1:1,000 reverse stock split of the Company's issued and outstanding shares of common stock that was adopted in July 2015.

Conversions to Common Stock

For the interim period ended September 30, 2015, the Company received conversion notices from Adar Bays to convert $13,425 of a back-end note dated September 23, 2014, that tacks back to March 24, 2014, $3,766, and accrued interest of $1,105, of a note dated September 23, 2014 into 37,332 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.058 to $37.70 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 5).

For the interim period ended September 30, 2015, the Company received conversion notices from Auctus to convert $23,149 of a note dated May 21, 2014, and accrued interest of $1,619, into 1,489,829 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.00192 to $19.50 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 5).

For the interim period ended September 30, 2015, the Company received conversion notices from Black Arch to convert $25,000 (balance), and accrued interest of $3,550, of a note originally issued to a non-related third party on February 11, 2008, and sold to the investor firm with no additional consideration to the Company, into 163,224 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.06 to $15.00 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 5).

For the interim period ended September 30, 2015, the Company received conversion notices from Iconic to convert $28,750 (balance) of a note dated May 30, 2014 and $8,391 of a back-end note dated August 8, 2014, that tacks back to May 30, 2014 into 699,571 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.00168 to $3.90 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 5).

For the interim period ended September 30, 2015, the Company received conversion notices from JMJ to convert $13,554 of a note dated March 26, 2014 into 159,518 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.00168 to $39.00 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 5).

For the interim period ended September 30, 2015, the Company received conversion notices from JSJ to convert $7,229 of a note dated May 25, 2014 into 288,308 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.003538 to $266.50 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 5).

For the interim period ended September 30, 2015, the Company received conversion notices from KBM to convert $21,475 of a note dated April 8, 2014 into 108,057 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.06 to $5.80 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 5).

For the interim period ended September 30, 2015, the Company received conversion notices from LG Capital to convert $12,750 (balance), and accrued interest of $1,224, of a note dated March 14, 2014 and $4,673, and accrued interest of $226, of a note dated July 7, 2014 into 1,083,154 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.0029 to $37.70 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 5).

For the interim period ended September 30, 2015, the Company received conversion notices from Tonaquint to convert $7,291 of a note dated March 14, 2014 into 80,875 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.06 to $0.48 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 5).

For the interim period ended September 30, 2015, the Company received conversion notices from Union to convert $11,040, and accrued interest of $533, of a note originally issued to a non-related third party on September 23, 2006, and sold to the investor firm with no additional consideration to the Company, into 251,892 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.0058 to $37.70 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 5).

For the interim period ended September 30, 2015, the Company received conversion notices from Vista to convert $12,780 (balance) of a note dated April 1, 2014 and $15,260 of a back-end note dated February 25, 2015, that tacks back to April 1, 2014 into 337,040 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.05 to $2.75 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 5).

For the interim period ended September 30, 2015, the Company received conversion notices from WHC to convert $16,186 of a note originally issued to a non-related third party on January 23, 2009, and sold to the investor firm with no additional consideration to the Company, into 124,283 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.001624 to $37.70 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 5).

For the interim period ended September 30, 2014, the Company received a conversion notice from Adar Bays to convert $7,000 of a note dated March 24, 2014 into 3 unrestricted shares of the Company's common stock, at a conversion price of $1,055.60 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 5).

For the interim period ended September 30, 2014, the Company received conversion notices from Asher to convert $125,255 of notes dated June 4, 2013, July 17, 2013 and March 11, 2014, and $4,700 of accrued interest, into 27 unrestricted shares of the Company's common stock, at conversion prices ranging from $1,105.00 per share to $72,280.00 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 5).

For the interim period ended September 30, 2014, the Company received conversion notices from Auctus to convert $17,000 of a note dated May 28, 2013, and accrued interest of $1,579, and $32,750 of a note dated October 1, 2013, and accrued interest of $1,725, into 4 unrestricted shares of the Company's common stock, at conversion prices ranging from $3,646.50 to $58,500.00 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 5).

For the interim period ended September 30, 2014, the Company received conversion notices from Black Arch to convert $41,151, and legal fees of $2,959, of a note originally issued to a non-related third party on January 22, 2008, and sold to the investor firm with no additional consideration to the Company, into 26 unrestricted shares of the Company's common stock, at conversion prices ranging from $1,020.50 to $4,979.00 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 5).

For the interim period ended September 30, 2014, the Company received conversion notices from GEL to convert $31,500 of a convertible note originally issued to a non-related third party on September 29, 2006, and sold to the investor firm with no additional consideration to the Company, into 9 unrestricted shares of the Company's common stock, at conversion prices ranging from $1,922.70 to $8,671.00 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 5).

For the interim period ended September 30, 2014, the Company received conversion notices from Iconic to convert $86,502 of notes dated June 4, 2013, July 23, 2013 and October 4, 2013, and accrued interest of $7,252, into 4 unrestricted shares of the Company's common stock, at conversion prices ranging from $11,739.00 to $58,500.00 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 5).

For the interim period ended September 30, 2014, the Company received a conversion notice from JMJ to convert $7,128 of a note dated March 26, 2014 into 7 unrestricted shares of the Company's common stock, at a conversion price of $1,053.00 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 5).

For the interim period ended September 30, 2014, the Company received conversion notices from JSJ to convert $50,000, and accrued interest of $865, of a note originally issued to a non-related third party on June 9, 2006, and sold to the investor firm with no additional consideration to the Company, into 22 unrestricted shares of the Company's common stock, at conversion prices ranging from $1,017.90 to $12,187.50 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 5).

For the interim period ended September 30, 2014, the Company received a conversion notice from LG Capital to convert $8,500, and accrued interest of $426, of a note dated March 14, 2014 into 9 unrestricted shares of the Company's common stock, at a conversion price of $1,017.90 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 5).

For the interim period ended September 30, 2014, the Company received conversion notices from Tarpon to convert $127,018 of a note originally issued to a non-related third party on February 29, 2008, and sold to the investor firm with no additional consideration to the Company, into 8 unrestricted shares of the Company's common stock, at conversion prices ranging from $8,258.25 to $66,137.50 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 5).

For the interim period ended September 30, 2014, the Company received conversion notices from Tonaquint to convert $55,000, and accrued interest of $4,200 and legal fees of $3,200 of a note dated October 18, 2013 into 23 unrestricted shares of the Company's common stock, at conversion prices ranging from $1,053.00 to $21,489.00 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 5).

For the interim period ended September 30, 2014, the Company received conversion notices from WHC to convert $28,943 of a note originally issued to a non-related third party on June 6, 2006 and $61,718 of a note originally issued to a non-related third party on January 23, 2009, and $633 of accrued interest, and sold to the investor firm with no additional consideration to the Company, into 30 unrestricted shares of the Company's common stock, at conversion prices ranging from $1,017.90 to $56,550.00 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 5).

Issuance of Warrants and Options for Financing and Acquiring Services

For the interim period ended September 30, 2015, there were no issuances of warrants agreements made by the Company in connection with consulting agreements.

In October 2013, the Company entered into a purchase agreement with Tonaquint which included five year warrants for 1 share of the Company's common stock, at an exercise price of $260,000, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits, subject to adjustments. Per the terms of the reset feature of the warrants, an additional 1 warrant share was issued at December 31, 2014, for a total of 2 warrant shares. For the interim period ended September 30, 2015, the Company received a warrant exercise notice from the warrant holder to convert 1 warrant shares into 191 unrestricted shares of the Company's common stock, at an exercise price of $39.00 per share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits (see Note 5).

In April 2014, the Company entered into a purchase agreement with Tonaquint which included five year warrants for 1 share of the Company's common stock, at an exercise price of $21,500, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits, subject to adjustments (see Note 5). As of September 30, 2015, no warrants have been exercised from this agreement.

In October 2014, the Company entered into a purchase agreement with Tonaquint which included five year warrants for 28 shares of the Company's common stock, at an exercise price of $463.45, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits, subject to adjustments (see Note 5). As of September 30, 2015, no warrants have been exercised from this agreement.

The table below summarizes the Company's warrant activities through September 30, 2015, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2014	32	$695,000-9,750,000,000	$25,486,000	$588,479	$-

Granted	-	-	-	-	$-
Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(1)	$39.00	$39.00	(1,395)	-
Exercised	(-)	-	-	-	-
Expired	(1)	$19,500,000-39,000,000	$587,918	$(83,404)	$-
Balance, September 30, 2015	30	$695,000-9,750,000,000	$10,430,000	$509,262	$-

Vested and exercisable, September 30, 2015	30	$695,000-9,750,000,000	$25,495,000	$509,262	$-

Unvested, September 30, 2015	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2015,as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits:

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

Issuance of Stock Options to Parties Other Than Employees for Acquiring Goods or Services

As of September 30, 2015, options to purchase an aggregate of 1 share, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits, of its common stock for non-employees was outstanding. The exercise price of the options to purchase 1 and 1 shares of its common stock is $5,850,000 and $1,636,360, respectively, yielding a weighted average exercise price of $2,925,000, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits.

Note 16 - Stock Based Compensation

2004 Equity Incentive Plan

In September 2004, the stockholders approved the Equity Incentive Plan for the Company's employees ("Incentive Plan"), effective April 1, 2004.The number of shares authorized for issuance under the IncentivePlan was increased to 1 in September 2006, 1 in March 2007, 1 in June 2007, 1 in December 2007 and 100 in April 2011, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits,by unanimous consent of the Board of Directors prior to 2011 and by majority consent of the Board of Directors in 2011.

2012 Stock Option Plan

In November 2012, the stockholders approved the 2012 Stock Option Plan ("2012 Stock Incentive Plan") for the Company's employees, effective January 3, 2013. The number of shares authorized for issuance under the plan is 6,500,000.

In August 2015, the Company awarded options to purchase 1,000,000 shares of its common stock to an unrelated consultant, exercisable at $0.0005 per share, expiring two years from the date of grant, and vesting over a four month period.

The table below summarizes the Company's 2004 Incentive Plan and 2012 Stock Incentive Plan activities through September 30, 2015, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits:

	Number of Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2014	3	$2,242,500-9,750,000,000	$12,650,000	$2,775,163	$-

Granted	1,000,000	$0.0005	$0.0005	$10,000	$-

Balance, September 30, 2015	1,000,003	$0.0005-9,750,000,000	$2.00	$2,785,163	$-

Vested and exercisable, September 30, 2015	208,334	$0.0005-9,750,000,000	$2.00	$2,777,246	$-

Unvested, September 30, 2015	791,669	$0.0005	$0.0005	$7,917	$-

As of September 30, 2015, options to purchase an aggregate of 3 shares of common stock, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits, were outstanding under the 2004 incentive plan and 2012 Stock Incentive Plan and there were 5,500,000 shares remaining available for issuance.

The following table summarizes information concerning 2004 Incentive plan and 2012 Stock Incentive Plan as of September 30, 2015, as adjusted by the Company's 1:650 and 1:1,000 reverse stock splits:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$9,750,000,000	1	0.01	$9,750,000,000	1	0.01	$9,750,000,000

$975,000,000	1	1.02	$975,000,000	1	1.02	$975,000,000

$2,437,500-365,625,000	0	0.64	$10,935,000	0	0.64	$10,935,000

$2,242,500	1	7.51	$2,242,500	1	7.51	$2,242,500

$0.0005	1,000,000	2.00	$0.0005	208,333	2.00	$0.0005

$2,242.50-9,750,000	1,000,003	1.13	$2.00	208,336	1.13	$2.00

Note 17 - Concentration of Credit Risk

Customers and Credit Concentrations

Revenue concentrations and the accounts receivables concentrations are as follows:

	Net Sales for the Interim period ended		Accounts Receivable at
	September 30, 2015	September 30, 2014	September 30, 2015	December 31, 2014

Customer A	64.2%	43.0%	80.3%	35.9%

Customer B	-%	20.8%	-%	41.2%

Customer C	-%	12.9%	-%	-%

Customer D	-%	-% %	-%	11.7%

	64.2%	76.7%	80.3%	88.8%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company's results of operations and financial condition.

Note 18 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Promissory Note

In October, the Company received the third tranche of $75,000 from Cyber Safety, relating to the Asset Purchase Agreement executed in August 2015, in the form of a non-interest bearing promissory note for $75,000, maturing on October 19, 2016 (see Notes 8 and 14).

In October 2015, the Company executed a promissory note with a funding company for $50,400, including interest of $15,795, maturing on April 30, 2016. The interest was deducted up front resulting in a net amount received by the Company of $34,605, in November 2015. Loan repayments are electronically deducted from the Company's bank account on each business day in the amount of $400 per deduction. In November 2015, the Company repaid $2,400 of the loan balance.

Amendment to Promissory Note

In October 2015, the Company executed amendment one to a promissory note executed in July 2015 with an unrelated party for $12,000, bearing interest at 8%, maturing on July 15, 2017. Per the terms of the first amendment, the Company borrowed an additional $3,200 from the lender, on October 7, 2015, resulting in an amended note balance of $15,200 (see Note 8).

In October 2015, the Company executed amendment two to a promissory note executed in July 2015 with an unrelated party for an amended amount of $15,200, bearing interest at 8%, maturing on July 15, 2017. Per the terms of the second amendment, the Company borrowed an additional $1,125 from the lender, on October 15, 2015, resulting in an amended note balance of $16,325 (see Note 8).

Amendment to Lease Agreement

In November 2015, the Company executed the sixth amendment to the leased office it operates in New Jersey. Per the terms of the lease amendment with the landlord, the Company has extended the lease for a three year term from February 1, 2016 to January 31, 2019. The Company shall pay a monthly base rent of $4,067 for year one, $4,190 for year two and $4,316 for year three of the extended lease. The landlord shall continue to hold the sum of $8,684 as the Company's security deposit (see Note 14).

Conversions to Common Stock

In October 2015, the Company received conversion notices from Auctus to convert $290 of a note dated May 21, 2014, and accrued interest of $1, and accrued interest of $550 of a note dated October 7, 2014, into 366,514 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.00204 to $0.003 per share (see Note 5).

In October 2015, the Company received a conversion notice from Iconic to convert $1,247 of a back-end note dated August 8, 2014, that tacks back to May 30, 2014, into 483,333 unrestricted shares of the Company's common stock, at a conversion price of $0.00258 per share (see Note 5).

In October 2015, the Company received a conversion notice from JSJ to convert $604 of a note dated May 25, 2014 into 291,525 unrestricted shares of the Company's common stock, at a conversion price of $0.002073 per share (see Note 5).

In October 2015, the Company received conversion notices from LG Capital to convert $2,177, and accrued interest of $141, of a note dated July 7, 2014 into 1,175,496 unrestricted shares of the Company's common stock, at a conversion price of $0.001972 per share (see Note 5).

In November 2015, the Company received conversion notices from Auctus to convert accrued interest of $1,754 of a note dated October 7, 2014, into 1,215,151 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.00132 to $0.00153 per share (see Note 5).

In November 2015, the Company received conversion notices from JSJ to convert $1,305 of a note dated May 25, 2014 into 803,776 unrestricted shares of the Company's common stock, at conversion prices ranging from $0.001276 to $0.002073 per share (see Note 5).

In November 2015, the Company received a conversion notice from LG Capital to convert $1,045, and accrued interest of $72, of a note dated July 7, 2014 into 641,873 unrestricted shares of the Company's common stock, at a conversion price of $0.00174 per share (see Note 5).

In November 2015, the Company received a conversion notice from Tonaquint to convert $989 of a note dated October 18,2013 into 749,500 unrestricted shares of the Company's common stock, at a conversion price of $0.00132 per share (see Note 5).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Such risks include, among others, the following: demand for payment of our convertible notes outstanding under which we are currently in default, our inability to obtain adequate financing to repay the convertible notes, our ability to continue financing the operations either through debt or equity offerings, dilution to our common stock due to conversions of convertible securities, international, national and local general economic and market conditions: our ability to sustain, manage or forecast our growth; material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this filing. Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Unless otherwise noted, references in this Form 10-Q to "StrikeForce" "we", "us", "our", "SFT", "our company", and the "Company" means StrikeForce Technologies, Inc., a Wyoming corporation.

Background

We are a software development and services company that offers a suite of integrated computer network security products using proprietary technology. StrikeForce Technical Services Corporation was incorporated in August 2001 under the laws of the State of New Jersey. On September 3, 2004, we changed our name to StrikeForce Technologies, Inc. On November 15, 2010, we redomiciled under the laws of the State of Wyoming. We initially conducted operations as an integrator and reseller of computer hardware and telecommunications equipment and services until December 2002. In December 2002, and formally memorialized in September 2003, we acquired certain intellectual property rights and patent pending technology from NetLabs.com, Inc. ("NetLabs") including the rights to further develop and sell their principal technology. In addition, certain officers of NetLabs joined our company as officers and directors of our company. Our ongoing strategy is developing and marketing our suite of network security products to the corporate, financial, healthcare, legal, government, technology, insurance, e-commerce and consumer sectors. We plan to continue to grow our business primarily through our globally expanding sales channel and internally generated sales, rather than by acquisitions. We have no subsidiaries and we conduct our operations from our corporate office in Edison, New Jersey.

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

In November 2010, we received notice that the United States Patent and Trademark Office ("USPTO") had issued an official Notice of Allowance for the patent application for the technology relating to our ProtectID® product. In January 2011, we received notice that the USPTO issued to us Patent No. 7,870,599. This "Out-of-Band" Patent went through a USPTO Re-Examination process starting on August 16, 2011 and concluded on December 27, 2011, with all of our patent claims remaining intact and eight additional patent claims being added. Since 2011, we submitted additional continuation patents on the "Out-of-Band" Patent, two additional patents granted and a fourth pending.

In January 2013, we were assigned the entire right, title and interest in the "Out-of-Band Patent" from NetLabs, with the agreement of the developer, and the assignment was recorded with the United States Patent and Trademark Office ("USPTO").

In February 2013, we executed a retainer agreement with our patent attorneys to aggressively enforce our patent rights as "Out-of-Band Authentication" is becoming the standard for authenticating consumers in the financial market and for many Saas application users (e.g., SalesForce, etc.). In February 2013, our patent attorneys submitted a new "Out-of-Band" Patent continuation, which has been granted.

In March 2013, our patent attorneys submitted a new "Methods and Apparatus for securing user input in a mobile device" Patent, which is now patent pending. Our MobileTrust® product is the invention supporting the patent pending.

In July 2013, we received notice that the USPTO had added approximately sixty additional patent claims for our Out-of-Band patent we received in January 2011, by issuing to us Patent No. 8,484,698 thereby strengthening our position with clients and our current and potential lawsuits.

In October 2013, we received notice that the USPTO issued to us Patent No. 8,566,608 "Methods and apparatus for securing keystrokes from being intercepted between the keyboard and a browser." This protects our GuardedID® product and the keystroke encryption portion of our MobileTrust® products.

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

In April 2014, we were granted our third patent relating to our "Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System" Patent No. 8,713,701.

In September 2014, we filed an International Patent for MobileTrust® (PCT/US20114/029905).

In March 2015, we received our third patent from the USPTO, Patent No. 8,973,107, of our Keystroke Encryption patent. This enhances our position for our Keystroke Encryption product, GuardedID®, and our MobileTrust® product.

Our suite of products is targeted to the financial, e-commerce, corporate, government, healthcare, legal, insurance, technology and retail sectors. We seek to locate customers in a variety of ways. These primarily include contracts with value added resellers and distributors (both inside the United States and internationally), direct sales calls initiated by our internal staff, exhibitions at security and technology trade shows, through the media, through consulting agreements, and through our agent relationships. Our sales generate revenue either as an Original Equipment Manufacturer ("OEM") model, through a Hosting/License agreement, bundled with other company's products or through direct purchase by distributors and resellers. We price our products for cloud consumer transactions based on the number of transactions in which our software products are utilized. We also price our products for business applications based on the number of users. These pricing models provide our company with one-time, monthly, quarterly and annual recurring revenues with volume discounts. We are also generating revenues from annual maintenance contracts, renewal fees and expect, but cannot guarantee, an increase in revenues based upon the execution of various agreements that we have recently closed and were implemented during the fourth quarter of 2014, primarily in the retail and insurance sectors.

We generated all of our revenues of $221,109 for the nine months ended September 30, 2015, compared to $248,249 for the nine months ended September 30, 2014, from the sales of our security products. The decrease in revenues was primarily due to the decrease in our software and maintenance sales and a decrease in hardware sales. We have realized delays in revenues from some of our new distributor's that, although there can be no assurances, we anticipate will appear in the fourth quarter of 2015 and into 2016, and in delayed rollout of our new mobile security technologies, now rolling out through the Apple and Android markets during the fourth quarter of 2015 and into 2016. In addition, we rolled out our GuardedID® MAC version that we anticipate, but cannot guarantee, combined with the new mobile security technologies, will increase our revenues during the fourth quarter of 2015 and thereafter. Additionally, we believe we have opportunities through our sales distribution channels, including current pilots, which we believe should increase revenues in the fourth quarter of 2015 and thereafter, especially with the addition of our new mobile security products and new multi-marketing partners.

We market our products globally to financial service firms, healthcare related companies, legal services companies, e-commerce companies, gaming, automotive, government agencies, multi-level marketing groups, the enterprise market in general, and with virtual private network companies, as well as technology service companies and retail distributors that service all the above markets. We seek such sales through our own direct efforts, through distributors, resellers and third party agents internationally. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in multiple production installations and pilot projects with various distributors, resellers and direct customers primarily in the United States. Our GuardedID® product is also being sold directly to consumers, primarily through the Internet as well as distributors, resellers, third party agents, affiliates and potential OEM agreements by bundling GuardedID® with their products (providing a value-add and competitive advantage to their own products and offerings). Currently this is the most active market for us with multiple programs in production. We anticipate, but cannot guarantee, increases in revenues in 2015 from these programs. In addition, we have completed the development and testing of our new mobile products, MobileTrust® and GuardedID® Mobile Software Development Kit (SDK), which is in now in production, by Apple Store and the Android Play Store, with completion of our new sCloud registration process. The mobile products play a major role in our anticipated, but not guaranteed, fourth quarter 2015 revenue projections. Although no assurances can be provided that revenues will increase as anticipated, our GuardedID® MAC version, recently rolled out, is another reason for the anticipated increase in revenues during the fourth quarter of 2015 and thereafter.

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

Our executive office is located at 1090 King Georges Post Road, Suite 603, Edison, NJ 08837. Our telephone number is (732) 661-9641. We have 6 employees. Our Company's website is www.strikeforcetech.com (we are not including the information contained in our website as part of, nor should the information be relied upon or incorporated by reference into, this report on Form 10-Q).

Business Model

We are focusing primarily on developing sales through "channel" relationships in which our products are offered by other manufacturers, distributors, value-added resellers and agents, internationally. In 2014, we added and publicly announced additions to our global distribution sales channel, which provides additional presence for us in the United States, Canada, Europe and Africa. We continue to add additional channel partners, especially on the consumer side. We also sell our suite of security products directly from our Edison, New Jersey office, which also augments our channel partner relationships. It is our strategy that these "channel" relationships will provide the greater percentage of our revenues ongoing, as was the case in the past two years. Examples of the channel relationships that we are seeking include already established original equipment manufacturer ("OEM") and bundled relationships with other security technology and software providers that would integrate or bundle the enhanced security capabilities of ProtectID®, GuardedID® and/or MobileTrust® into their own product lines, thereby providing greater value to their clients. These would include providers of networking software and manufacturers of computer and telecommunications hardware and software that provide managed services, and multi-level marketing groups, as well as all markets interested in increasing the value of their products and packages, such as financial services software, anti-virus, government integrators and identity theft product companies. We signed various new distributors during the fourth quarter of 2014 and have optimistic expectations for the last quarter of 2015 and for 2016, resulting from these distribution relationships. The distributors have already obtained new clients and we expect, but cannot guarantee, that more clients will be obtained during the upcoming months and into 2016. There is no guarantee as to the timing and success of these business relationships.

From our MobileTrust® security new mobile application, which is now built and with our sCloud registration process in production, we have created and announced two new products: our new ProtectID® Mobile OTP (One Time Password) to be used with ProtectID®; and our new GuardedID® Mobile keystroke encryption software development kit (SDK). We anticipate, but can provide that both new products will be in production during the fourth quarter of 2015. With the creation of this new GuardedID® Mobile SDK, we intend to focus the sales of this software product to the development groups of our target markets to be added to their mobile applications. We are in discussions with many parties that are interested in this software. Management has already received requests for this software, including for mobile devices, as keystroke encryption malware grows and remains a major problem for the cyber security market. Particularly, in management's estimation, with anti-virus products being seen as non-effective against malware threats.

Our primary target markets include financial services such as banks and insurance companies, healthcare providers, legal services, government agencies through integrators, technology platforms, e-commerce based services companies, telecommunications and cellular carriers, technology software companies, government agencies and consumers, especially for our mobile and keystroke encryption products. We are focusing our concentration on cyber security and data breach strategic problem areas, such as where compliance with financial, healthcare, legal and government regulations are key and stolen passwords are used to acquire private information illegally. During the second half of 2014, we signed on distributors and resellers from which we started to generate revenues in 2014 and 2015, as they commenced implementing their sales strategies for our products. In the fourth quarter of 2014, a number of our channel partners had pilots and client implementations in place that are expected, although no assurances can be provided, to increase our revenues in the last quarter of 2015. With our mobile products commencing production in the third quarter of 2015, we anticipate, but cannot guarantee, increased revenues for the remainder of 2015 and thereafter. There is no guarantee as to the timing and success of these efforts.

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

We seek to generate revenue through fees for ProtectID® based on client consumer usage in the financial, healthcare services and legal services markets, as well as enterprises in general, through our Cloud Service, plus one-time and annual per person fees in the enterprise markets which often are for in-house installations of our products, and set-up and recurring transaction fees when the product is accessed in our Cloud Service, along with annual maintenance fees, and other one-time and recurring fees. We also intend to generate revenues through sales of our GuardedID® product. GuardedID® pricing is for an annual license and we discount for volume purchases. GuardedID® pricing models, especially when bundling through OEM contracts, include monthly and quarterly recurring revenues. As more agreements are reached by our distributors, we are experiencing monthly increasing sales growth, through the execution of GuardedID® bundled OEM agreements. We also provide our clients a choice of operating our ProtectID® software internally by licensing it or through our hosted Cloud Service or a hybrid that some clients have implemented and none of our competitors presently offer. GuardedID® requires a download on each and every computer it protects, whether for employees or consumers. We have four GuardedID® products, (i) a standard version which protects browser data entry only, (ii) a premium version which protects almost all the applications running under Microsoft Windows on the desktop, including Microsoft Office Suite and almost all applications running on the desktop, (iii) an Enterprise version which, in addition, provides the Enterprise administrative rights and the use of Microsoft's Enterprise tools for the product's deployment, and (iv) an Apple MAC version for all the latest MAC operating systems and for the browsers and entire desktop. Our MobileTrust® mobile product will be priced for the consumer through the appropriate mobile phone stores, as well as direct, distribution and OEM sales for higher volume enterprises, including volume discounts to the degree allowed by the telecommunications providers. Our GuardedID® Mobile SDK (software development kit) will be priced on an annual recurring fee based on volume and number of users or an enterprise plus maintenance price. We anticipate, but can provide no assurances, that these new product offerings will result in the largest number of sales and related revenues for us in the fourth quarter of 2015 and thereafter.

Our management believes that our products provide a cost-effective and technologically competitive solution to address the increasing problems of network security and cyber security in general. Updated guidance for the Federal Financial Institutions Examination Council ("FFIEC") regulations include the requirement for solutions that have Two-Factor Out-of-Band Authentication and products that stop keylogging malware, real time, which our management believes our proprietary products uniquely and directly address. This new updated guidance went into effect as of January 1, 2012. Additionally, the 2014 Verizon Data Breach report, published in April 2015, stated that 80% of all the data breaches they reported would not have occurred if the corporations used two factor authentication, such as our ProtectID® system. The report also indicates that over 79% of the data breaches would most likely not have occurred if the corporations breached used anti-keylogging software, such as our GuardedID® system in addition to the typical anti-virus programs. Based on the FFIEC requirement in the latest FFIEC update that was published in June 2011 (being enforced as of January 2012) the latest Verizon Data Breach Report and the new articles from the White House urging law firms and legal services firms to add two factor authentication, we have recently experienced a growing increase in pilots and sales orders and inquiries specifically in the financial and legal markets. In January 2014, PCI Compliance published an update that includes the requirement for not only encrypting data at rest, but also to encrypt data in motion including the keystrokes users enter in their device. Additionally, Symantec's senior vice-president for information security, Brian Dye, told the Wall Street Journal that anti-virus "is dead", in an article published in May 2014. However, there can be no assurance that our products will continue to gain acceptance and continue to grow in the commercial marketplace or that one of our competitors will not introduce technically superior products.

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

4.

Original Equipment Manufacturers (OEM): SFT products are sold to other security technology vendors that integrate ProtectIDÒ and GuardedIDÒ and now GuardedIDÒ Mobile SDK into their products (bundling) and services providing for monthly/annual increasing recurring revenues or other models as the SDK is intended to enter the market during the latter half of 2015.

5.	Internet sites that sell GuardedIDÒ to consumers and small enterprises, such as affiliates.

6.

Technology and other providers and resellers, agents and distributors interested in purchasing and or selling our new MobileTrustÒ cyber solution for all mobile devices, initially for all Apple and Android devices, that we intend to have in production during the fourth quarter of 2015 and into 2016.

7.	Outside Independent consultants selling our products for commission only, focusing on the healthcare, legal and consumer markets.

Our sCloud service provider is Hosting.com and we have been under contract with them since December 2007 when we executed an agreement with a nationwide premier data center and co-location services provider who functions as an Application Service Provider for our ProtectID® and GuardedID® products, which require a secondary server used for the "Out-of-Band" two-factor authentication technology. We believe that this relationship improves the implementation time, reduces the cost and training requirements, and allows for ease of scalability, with hot backups in multiple locations across the U.S., on an as needed basis. Our sCloud site is also SAS 70 (Statement on Auditing Standards (SAS) No. 70) certified, which is critical to providing a secure compliant service that is required by most of our clients. Our agreement with the services provider was for a one-year (1) term, initially ending in December 2008 and renewing automatically for one-year (1) terms, and is still in effect. The relationship can be terminated by either party on sixty days written notice. The cloud service is based on a flat monthly fee per the terms of the contract that can increase as we require additional services.

Intellectual Property

We are working with our patent attorneys to aggressively enforce our patent rights per the terms of a retainer agreement executed in February 2013. Our patent attorneys also filed our fourth "Out of Band" continuation patents. The third patent was recently granted and the fourth patent is pending. We currently have three patents granted to us for Out-of-Band ProtectID® (Patent Nos.: 7,870,599, 8,484,698 and 8,713,701). In September 2014, we filed an International Patent for MobileTrust® (PCT/US20114/029905), which is pending.

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

Business Strategy

We could incur significant additional costs before we become profitable. Most of the costs that we incur are related to salaries, professional fees, marketing, sales and research & design. We have increased our sales efforts by retaining a consultant, and we have increased our technology staff by contracting an outsourced firm. Our operations presently require funding of approximately $110,000 per month. We expect that our monthly cash usage for operations will increase slightly due to contracted and anticipated increased volumes and adding some targeted channel marketing programs. We anticipate that the areas in which we will experience the greatest increase inoperating expenses is in marketing, selling, product support, product research and new technology development in the growing cyber security market. We are committed to maintaining our current level of operating costs until we reach the level of revenues needed to absorb any potential increase in costs.

Our primary strategy through the end of 2015 and into 2016 is to focus on the growth and support of our channel partners, including distributors, resellers and original equipment manufacturers (OEMs). Our internal sales team targets potential direct sales in industries that management believes provides the greatest potential for short term sales. These include small to medium sized financial institutions, government agencies, e-commerce, healthcare, legal and enterprise businesses. We are also executing agreements with strategic resellers and distributors for marketing, selling and supporting our products internationally. We primarily work with distributors, resellers and agents to generate the bulk of our sales internationally, realizing that this strategy takes longer to nurture, however it is progressing well. We are starting to realize positive results, however slowly, with our sales channel and anticipate, but cannot guarantee, a very successful fourth quarter of 2015 and into 2016, through the sales channel and from our new mobile and GuardedID® MAC products with a concentration of sales already contracted. There can be no assurances, however, that we will succeed in implementing our sales strategy. Although management believes that there is an increasingly strong market for our products as the need for cyber security solutions increases globally, we have not generated substantial revenue from the sale of our products and there is no assurance we can secure a market sufficient to permit us to achieve profitability in the next twelve months.

Competition

The software development and services market is characterized by innovation and competition. There are several well-established companies within the authentication market that offer network security systems in our product market and newer companies with emerging technologies. We believe that our multi-patented "Out-of-Band" multi-factor identity authentication platform is an innovative, secure, adaptable, competitively priced, integrated network authentication platform. The main features of ProtectID® include: an open architecture "Out-of-Band" platform for user authentication; operating system independence; biometric layering; mobile authentication; secure website logon; Virtual Private Network ("VPN") access; domain authentication; newly added Office 365 authentication and multi-level authentication. Unlike other techniques for increased network security, ProtectID® does not rely on a specific authentication device or method (e.g., phone, tokens, smart cards, digital certificates or biometrics, such as a retinal or fingerprint scan). Rather ProtectID® has been developed as an "open platform" that incorporates an unlimited number of authentication devices and methods. For example, once a user has been identified to a computer network, a system deploying our ProtectID® authentication system permits the "Out-of-Band" authentication of that user by a telephone, iPhone, iPad, Blackberry, PDA, email, hard token, SSL client software, a biometric device such as a voice biometric, or others, before that user is permitted to access the network. By using "Out-of-Band" authentication methods, management believes that ProtectID®, now patented and protected through our ongoing litigation, with plans for additional litigation, provides a competitive product for customers with security requirements greater than typical name and password schemes for virtual private networks and computer systems with multiple users at remote locations, as examples. We also believe that our multi-patented keystroke encryption product, GuardedID®, offers an additional competitive edge for network security and e-commerce applications that should provide greater levels of security and the ability to evolve over time based on newer technologies when made available. There is less competition for the keystroke encryption product and there are no well-established companies in this space, which explains our current growth in pilots and sales for GuardedID®, especially relating to bundled channel partner programs. GuardedID® is critical to help prevent key logging viruses, one of the largest sources of cyberattacks and data breaches. GuardedID® also is protected with three patents. Our newest product, MobileTrust®, is ideal for bringing the functionality of our other two products, especially including keystroke encryption, to all mobile devices, with initial focus on all Apple and Android devices. This product is also protected with our GuardedID® patents and some of its features and functions are covered by the Out-of-Band Authentication patent. Our other new mobile product is GuardedID® Mobile SDK, which allows our secured keyboard function as a software development kit for developers to purchase and integrate as part of their secured applications. Considering the features and functions, all of our cyber solutions have limited competition based on our products' ability to protect individual identities and computers/devices against some of the most dangerous and increasing threats. We also have great demand for the mobile products, which are being marketed to all potential new clients.

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

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2014

Revenues for the three months ended September 30, 2015 were $76,371 compared to $77,837 for the three months ended September 30, 2014, a decrease of $1,466 or 1.9%. The decrease in revenues was primarily due to the decrease in our software and maintenance sales. We have experienced delays in realizing anticipated revenues from some of our new distributor's clients, and in delayed rollout of our new mobile security technologies. We have opportunities, through our sales channels, including current pilots, that we expect, but cannot guarantee, will increase revenues in the fourth quarter of 2015 and into 2016. We anticipate, but cannot guarantee, revenues will increase during the fourth quarter of 2015 as we rollout MobileTrust®.

Revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign on fees, and recurring transaction revenues. Hardware sales for the three months ended September 30, 2015 were $1,812 compared to $208 for the three months ended September 30, 2014, an increase of $1,604. The increase in hardware revenues was primarily due to the increase in our sales of our one-time-password token key-fobs. Software, services and maintenance sales for the three months ended September 30, 2015 were $74,559 compared to $77,629 for the three months ended September 30, 2014, a decrease of $3,070. The decrease in software, services and maintenance revenues was primarily due to the decrease in maintenance sales, and revenue from sign on fees.

Cost of revenues for the three months ended September 30, 2015 was $2,228 compared to $836 for the three months ended September 30, 2014, an increase of $1,392, or 167%. The increase resulted primarily from the increase in purchases from our sales of our one-time-password token key-fobs. Cost of revenues as a percentage of total revenues for the three months ended September 30, 2015 was 2.9% compared to 1.1% for the three months ended September 30, 2014. The increase resulted primarily from the increase in our hardware sales.

Gross profit for the three months ended September 30, 2015 was $74,143 compared to $77,001 for the three months ended September 30, 2014, a decrease of $2,858, or 3.7%. The decrease in gross profit was primarily due to the decrease in our overall revenues and the increase in our cost of revenues.

Research and development expenses for the three months ended September 30, 2015 were $64,223 compared to $65,196 for the three months ended September 30, 2014, a decrease of $973, or 1.5%. The salaries, benefits, and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative ("SGA") expenses for the three months ended September 30, 2015 were $225,682 compared to $322,862 for the three months ended September 30, 2014, a decrease of $97,180 or 30.1%. The decrease was due primarily to the decrease in professional fees we expensed in the quarter. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other income (expense) for the three months ended September 30, 2015 was other expense of ($174,488) as compared to other expense of ($702,501) for the three months ended September 30, 2014, representing a decrease in other expense of $528,013, or 75.3%. The decrease was primarily due to the decrease in changes in fair value of derivative liabilities and a decrease in interest expense.

Our net loss for the three months ended September 30, 2015 was $390,250 compared to a net loss of $1,013,558 for the three months ended September 30, 2014, a decrease in net loss of $623,308, or 61.5%. The decrease in our net loss was due primarily to the decreases in professional fees, the changes in fair value of derivative liabilities, and interest expense.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2014

Revenues for the nine months ended September 30, 2015 were $221,109 compared to $248,249 for the nine months ended September 30, 2014, a decrease of $27,140 or 10.9%. The decrease in revenues was primarily due to the decrease in hardware sales, maintenance sales and revenue from sign on fees We have experienced delays in realizing anticipated revenues from some of our new distributor's clients, and in delayed rollout of our new mobile security technologies. We have opportunities, through our sales channels, including current pilots, that we expect, but cannot guarantee, will increase revenues in the fourth quarter of 2015 and into 2016. We anticipate, but cannot guarantee, revenues will increase during the fourth quarter of 2015 as we rollout MobileTrust®.

Revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign on fees, and recurring transaction revenues. Hardware sales for the nine months ended September 30, 2015 were $4,454 compared to $6,431 for the nine months ended September 30, 2014, a decrease of $1,977. The decrease in hardware revenues was primarily due to the decrease in our sales of our one-time-password token key-fobs. Software, services and maintenance sales for the nine months ended September 30, 2015 were $216,655 compared to $241,818 for the nine months ended September 30, 2014, a decrease of $25,163. The decrease in software, services and maintenance revenues was primarily due to the decrease in our software and maintenance sales.

Cost of revenues for the nine months ended September 30, 2015 was $6,215 compared to $8,750 for the nine months ended September 30, 2014, a decrease of $2,535, or 29.0%. The decrease resulted primarily from the decrease in processing fees relating to our ProtectID® product and due to the decrease in our sales of our one-time-password token key-fobs. Cost of revenues as a percentage of total revenues for the nine months ended September 30, 2015 was 2.8% compared to 3.5% for the nine months ended September 30, 2014. The decrease resulted primarily from the decrease in our hardware sales, resulting in lower cost of revenues.

Gross profit for the nine months ended September 30, 2015 was $214,894 compared to $239,499 for the nine months ended September 30, 2014, a decrease of $24,605, or 10.3%. The decrease in gross profit was primarily due to the decrease in our revenues.

Research and development expenses for the nine months ended September 30, 2015 were $189,750 compared to $224,396 for the nine months ended September 30, 2014, a decrease of $34,646, or 15.4%. The decrease in research and development expenses was primarily due to the elimination of one staff member through attrition. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Selling, general and administrative ("SGA") expenses for the nine months ended September 30, 2015 were $884,532 compared to $1,014,807 for the nine months ended September 30, 2014, a decrease of $130,275 or 12.8%. The decrease was due primarily to the decrease in professional fees we expensed. Selling, general and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other income (expense) for the nine months ended September 30, 2015 was other income of $593,562 as compared to other expense of ($1,572,065) for the nine months ended September 30, 2014, representing an increase in other income of $2,165,627, or 138%. The increase was primarily due to the settlement of a lawsuit with one of our channel partners, WhiteSky, Inc. ("WhiteSky") which was settled on March 9, 2015 with mutually agreed upon terms (subsequently amended on June 26, 2015), and due to a decrease in changes in fair value of derivative liabilities, and a decrease in interest expense.

Our net loss for the nine months ended September 30, 2015 was ($265,826) compared to a net loss of ($2,571,847) for the nine months ended September 30, 2014, an increase in net income of $2,306,321, or 89.7%. The increase in our net income was due primarily to the increase in other income caused by the settlement of the WhiteSky lawsuit, as amended, decreases in the change in fair value of derivative liabilities and a decrease in interest expense.

Liquidity and Capital Resources

Our total current assets at September 30, 2015 were $92,636 which included cash of $59,991, as compared with $70,424 in total current assets at December 31, 2014, which included cash of $13,129. Additionally, we had astockholders' deficit in the amount of $11,910,946 at September 30, 2015 compared to a stockholders' deficit of $12,199,060 at December 31, 2014. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. The liabilities include a computed liability for the fair value of derivatives of $318,056, which will only be realized on the conversion of the derivatives, or settlement of the debentures.

We financed our operations during the nine months ended September 30, 2015 primarily through the issuance of debt in the aggregate amount of $665,875, through an amended legal settlement, through recurring revenues from our ProtectID® and GuardedID® technologies in the aggregate amount of $216,655, and through proceeds of the sale of Series B preferred stock in the amount of $25,000. Management anticipates that we will continue to rely on equity and debt financing, at least for the fourth quarter of 2015, to finance our operations. While management believes that there will be a substantial percentage of our sales generated from our GuardedID® and new mobile products and there are an increasing number of customers for our patented ProtectID® product, we will continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market continues to grow, with increasing marketing efforts, management believes, but cannot guarantee, we will continue to attain greater numbers of customers. Until this is accomplished, management will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing commitments of expenditures and until our sales revenue can provide greater liquidity.

Our number of common shares outstanding increased from 2,454 shares at the year ended December 31, 2014 to 4,835,605 at the nine months ended September 30, 2015, an increase of 196,950%. The increase in the number of common shares outstanding was due to common shares issued related to the issuance, conversion and settlement of debt, the exercise of warrant agreements, or equity financing and consulting obligations, in an effort to reduce our outstanding debentures.

Our number of shares of Series B Preferred Stock issued and outstanding increased from 142,004 shares at the year ended December 31, 2014 to 175,338 at the nine months ended September 30, 2015, an increase of 23%. The increase in the number of Series B preferred shares was due to the shares issued to a lender in conjunction with the issuance of secured promissory debentures and due to the sale of shares.

We have historically incurred losses and our operations presently require funding of approximately $110,000 per month. Management believes, but cannot provide assurances, that we will be cash flow positive by the end of 2015, based on recently executed and announced contracts and potential contracts that we anticipate closing in the fourth quarter of 2015 in the financial industry, technology, insurance, enterprise, healthcare, government, legal, and consumer sectors in the United States, Latin America, Europe, Africa and the Pacific Rim. There can be no assurance, however, that the sales anticipated will materialize or that we will achieve the profitability we have forecasted. Management also recognizes the consequences of current world economic developments and the possible volatile effect on currency rates resulting from revenues derived from foreign markets.

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

In February 2014, our Board of Directors amended the conversion feature of the Series B Preferred Stock, to permit conversion to common shares at a 40% market discount to current market value at the time we receive a conversion request. Current market value is defined as the average of the immediately prior five trading day's closing prices. Additionally, when Series B Preferred Stock shares convert to our common stock, the minimum price discount floor level is set at $0.005, as decided by our Board of Directors. As of September 30, 2015, there were 175,338 shares of Series B Preferred Stock issued and outstanding, 16,667 of which convert to common shares at a 30% market discount.

All of the above offerings and sales, except the afore-mentioned shares issued pursuant to a conversion of convertible notes, were made in reliance upon the exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933 and/or Section 4(2) of the Securities Act of 1933, based on the following: (a) the investors confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933 and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) where applicable, the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act of 1933, and agreed to transfer such securities only in a transaction registered under the Securities Act of 1933 or exempt from registration under the Securities Act; and (e) where applicable, a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act of 1933or transferred in a transaction exempt from registration under the Securities Act of 1933.

SUMMARY OF OUR OUTSTANDING DART SECURED CONVERTIBLE DEBENTURES

At September 30, 2015, $542,588 in aggregate principal amount of the DART Limited ("DART"), custodian for Citco Global Custody NV ("Citco Global") as of July 2012, debentures, as assigned by YA Global and Highgate in April 2009, were issued and outstanding.

During the nine months ended September 30, 2015, DART had no conversions.

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

At September 30, 2015, our outstanding secured notes payable are secured through the note holder's first position claim on our intellectual property, accounts, fixtures and property.

SUMMARY OF FUNDED DEBT TRANSACTIONS FOR THE INTERIM PERIOD ENDED SEPTEMBER 30, 2015

During the nine months ended September 30, 2015, we issued unsecured convertible notes in an aggregate total of $67,000 to two unrelated parties pursuant to the terms and conditions of term sheets executed with investor firms at various times during 2015. Additionally, during the nine months ended September 30, 2015, we settled and transferred $25,000 of unsecured note balances to one unrelated party in the form of a convertible note for $25,000. Additionally, during the nine months ended September 30, 2015, twelve investor firms converted $224,016 of convertible notes, and $8,167 of accrued interest, into 4,823,277 shares of our common stock, as adjusted by our 1:650 reverse stock split and our 1:1,000 reverse stock split, pursuant to an exemption provided under Rule 144 of the Securities Act of 1933. The conversion prices ranged from $0.001624 per share to $39.00 per share, as adjusted by our 1:650 reverse stock split and our 1:1,000 reverse stock split.

During the nine months ended September 30, 2015, we issued unsecured notes in an aggregate total of $269,000 to three unrelated parties, of which $25,000 was used to pay down an open unsecured convertible note. Additionally, during the nine months ended September 30, 2015, we repaid a total of $24,822 of two unsecured notes to an unrelated party.

During the nine months ended September 30, 2015, we issued an unsecured note in an aggregate total of $19,875 to one related party.

Summary of Funded Debt

As of September 30, 2015, our company's open secured note balances were $287,205, net of discount on convertible notes of $22,795, listed as follows:

•	$310,000 to an unrelated company - current portion = $103,333; long term portion = $206,667

As of September 30, 2015, our company's open unsecured promissory note balance was $2,116,678, listed as follows:

•	$50,000 to an unrelated individual - current term portion

•	$210,000 to an unrelated company - current portion

•	$1,475,000 to twenty unrelated individuals through term sheet with the StrikeForce Investor Group - current portion

•	$137,500 to an unrelated company - current portion

•	$24,400 to an unrelated company - current portion

•	$57,778 to an unrelated company - current portion

•	$12,000 to an unrelated company - long term portion

•	$150,000 to an unrelated company - current portion

As of September 30, 2015, our company'sopen unsecured related party promissory note balances were $742,513, listed as follows:

•	$722,638 to our CEO - current portion

•	$19,875 to our CEO - long term portion

As of September 30, 2015, our company's open convertible secured note balances were $542,588, listed as follows:

•	$542,588 to DART (custodian for Citco Global and as assigned in 04/09 by YA Global and Highgate House Funds, Ltd.)

As of September 30, 2015, our company's open convertible note balances were $990,997, net of discount on convertible notes of $757,666, listed as follows (month/year):

•	$235,000 to an unrelated company (03/05 unsecured debenture) - current portion

•	$7,000 to an unrelated company (06/05 unsecured debenture) - current portion

•	$10,000 to an unrelated individual (06/05 unsecured debenture) - current portion

•	$40,000 to three unrelated individuals (07/05 unsecured debentures) - current portion

•	$5,000 to an unrelated individual (09/05 unsecured debenture) - current portion

•	$10,000 to an unrelated individual (12/05 unsecured debenture) - current portion

•	$30,000 to an unrelated individual (06/06 unsecured debenture) - current portion

•	$70,000 to an unrelated individual (09/06 unsecured debenture) - current portion

•	$3,512 to an unrelated individual (02/07 unsecured debenture) - current portion

•	$100,000 to an unrelated individual (05/07 unsecured debenture) - current portion

•	$100,000 to an unrelated individual (06/07 unsecured debentures) - current portion

•	$100,000 to an unrelated individual (07/07 unsecured debenture) - current portion

•	$120,000 to three unrelated individuals (08/07 unsecured debentures) - current portion

•	$50,000 to two unrelated individuals (12/09 unsecured debentures) - current portion

•	$30,000 to an unrelated company (03/10 unsecured debenture) - current portion

•	$103,387 to an unrelated company (01/12 unsecured debentures) - current portion

•	$75,000 to an unrelated company (03/12 unsecured debenture) - current portion

•	$36,500 to an unrelated company (11/13 unsecured debenture) - current portion

•	$50,000 to an unrelated company (12/13 unsecured debenture) - current portion

•	$40,000 to an unrelated company (12/13 unsecured debenture) - current portion

•	$83,851 to an unrelated company (03/14 unsecured debenture) - current portion

•	$18,959 to an unrelated company (04/14 unsecured debenture) - current portion

•	$6,511 to an unrelated company (04/14 unsecured debenture) - current portion

•	$15,860 to an unrelated company (04/14 unsecured debenture) - current portion

•	$290 to an unrelated company (05/14 unsecured debenture) - current portion

•	$7,500 to an unrelated company (05/14 unsecured debenture) - current portion

•	$89,298 to an unrelated company (05/14 unsecured debenture) - current portion

•	$56,001 to an unrelated company (06/14 unsecured debenture) - current portion

•	$37,327 to an unrelated company (07/14 unsecured debenture) - current portion

•	$26,109 to an unrelated company (08/14 unsecured debenture) - current portion

•	$27,750 to an unrelated company (10/14 unsecured debenture) - current portion

•	$26,250 to an unrelated company (10/14 unsecured debenture) - current portion

•	$78,750 to an unrelated company (10/14 unsecured debenture) - current portion

•	$7,070 to an unrelated company (10/14 unsecured debenture) - current portion

•	$9,740 to an unrelated company (02/15 unsecured debenture) - current portion

•	$42,000 to an unrelated company (02/15 unsecured debenture) - current portion

As of September 30, 2015, our company's open convertible note balances - related parties were $355,500, listed as follows:

•	$268,000 to our CEO – current portion

•	$57,500 to our VP of Technical Services – current portion

•	$30,000 to a relative of our CTO & one of our Software Developers – current portion

Based on present revenues and expenses, we are unable to generate sufficient funds internally to sustain our current operations. We must raise additional capital or determine other borrowing sources to continue our operations. It is management's plan to seek additional funding through the sale of Common and Series B Preferred Stock, the sale and settlement of trade payables and debentures, and the issuance of notes and debentures, including notes and debentures convertible into common stock. If we issue additional shares of common stock, the value of shares of existing stockholders is likely to be diluted.

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

We have elected to adopt early application of Accounting Standards Update No. 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15").

The accompanying unaudited financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying unaudited financial statements, we had a working capital deficiency of $11,701,590 and deficit in stockholders' equity of $11,910,946 at September 30, 2015 and a net loss of $265,828 and net cash used in operating activities of $617,692 for the nine months ended September 30, 2015. These factors raise substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies

In accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), we record certain assets at the lower of cost or fair market value. In determining the fair value of certain of our assets, we must make judgments, estimates and assumptions regarding circumstances or trends that could affect the value of these assets, such as economic conditions. Those judgments, estimates and assumptions are based on information available to us at that time. Many of those conditions, trends and circumstances are outside our control and if changes were to occur in the events, trends or other circumstances on which our judgments or estimates were based, we may be required under U.S. GAAP to adjust those estimates that are affected by those changes. Changes in such estimates may require that we reduce the carrying value of the affected assets on our balance sheet (which are commonly referred to as "write downs" of the assets involved).

It is our practice to establish reserves or allowances to record adjustments or "write-downs" in the carrying value of assets, such as accounts receivable. Such write-downs are recorded as charges to income or increases in the expense in our Statement of Operations in the periods when such reserves or allowances are established or increased. As a result, our judgments, estimates and assumptions about future events can and will affect not only the amounts at which we record such assets on our balance sheet but also our results of operations.

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

Additional Information

You are advised to read this Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC's Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Regulations under the Securities Exchange Act of 1934 (the "Exchange Act") require public companies to maintain "disclosure controls and procedures," which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2015. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the following material weaknesses:

i)

We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act for the period ending September 30, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

ii)

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

iii)

Lack of an independent audit committee. Although we have an audit committee it is not comprised solely of independent directors. We may establish an audit committee comprised solely of independent directors when we have sufficient capital resources and working capital to attract qualified independent directors and to maintain such a committee.

iv)

Insufficient number of independent directors. At the present time, our Board of Directors does not consist of a majority of independent directors, a factor that is counter to corporate governance practices as set forth by the rules of various stock exchanges.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and outsourced accounting professionals. As we grow, we expect to increase our number of employees, which, we believe, will enable us to implement adequate segregation of duties within the internal control framework.

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

On March 28, 2013 we initiated patent litigation against PhoneFactor, Inc., a subsidiary of Microsoft Inc., Fiserv, Inc., and First Midwest Bancorp, Inc. in the U.S. District Court for the District of Delaware in Wilmington, for Infringement of United States Patent No. 7,870,599 (the '599 Patent). Currently Fiserv, Inc. is released from this complaint and we have amended this complaint, in April 2014, to include our two additional Out-of-Band patents (Patent Nos.: 8,484,698 & 8,713,701). As of September 30, 2015, the case was in full discovery, the pre-trial hearing was held and the deliberations are continuing with various discussions ongoing. A mediation meeting took place in May 2015 to discuss the terms of a potential settlement. However, settlement terms were not agreed upon at that time. We have decided to keep the mediation process open in an effort to reach a settlement. In June 2015, we filed an additional lawsuit against Microsoft Inc., which remains pending at September 30, 2015.

On May 22, 2013 we filed a Complaint in the U.S. District Court for the District of New Jersey seeking a declaratory judgment that (1) we do not infringe upon a patent for customer authentication technology owned by Authentify Patent Co., LLC ("Authentify"), and (2) the Authentify patent is invalid under the Patent Act. Our action was filed in response to an April 26, 2013 filing by Authentify of a patent infringement action against us in Federal district court in Seattle, Washington, claiming that we have infringed upon Authentify's patent, U.S. Patent No. 6,934,858. In March 2015, the New Jersey complaint was dropped and the Washington complaint was settled. Per the terms of the settlement, both parties have agreed to execute waivers that guarantee no further legal action against each other relating to this matter.

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for "smaller reporting companies."

Information about risk factors for the nine months ended September 30, 2015, does not differ materially from that set forth in Part I, Item 1A of the Company's 2014 Annual Report on Form 10-K.

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

In July 2015, we sold a subscription to one individual for the purchase of shares of our Series B preferred stock at $1.50 per share. We sold a total of 16,667 shares, for $25,000, that are convertible into shares of our common stock at a 40% discount to current market value, defined as the average of the immediately prior five trading day's closing prices upon receipt of a conversion notice, and with a minimum price level set by our Board of Directors at $0.005. The Series B preferred shares can be converted at any time after six months from the subscription agreements, but only once every 30 days.

In July 2015, our transfer agent issued 453 shares of our common stock, as adjusted by our 1:1,000 reverse stock split, valued at $0.05, as rounding shares related to our 1:1,000 reverse stock split of our issued and outstanding shares of common stock, that was adopted in July 2015.

In August 2015, our transfer agent issued 1,905 shares of our common stock, as adjusted by our 1:1,000 reverse stock split, valued at $19, as rounding shares related to our 1:1,000 reverse stock split of our issued and outstanding shares of common stock, that was adopted in July 2015.

In August 2015, we awarded options to purchase 1,000,000 shares of our common stock to an unrelated consultant, exercisable at $0.0005 per share, expiring two years from the date of grant vesting over a four month period.

In August 2015, we issued 276,042 shares of our common stock, as adjusted by our 1:1,000 reverse stock split, to an investor firm that converted $1,480 of a convertible note, dated May 21, 2014, and $172 of accrued interest, into shares of our common stock. The conversion prices ranged from $0.0045 per share to $0.00786 per share, as adjusted by our 1:1,000 reverse stock split.

In August 2015, we issued 177,351 shares of our common stock, as adjusted by our 1:1,000 reverse stock split, to an investor firm that converted $298 of a convertible note, dated May 30, 2014, into shares of our common stock. The conversion price was $0.00168 per share, as adjusted by our 1:1,000 reverse stock split.

In August 2015, we issued 238,543 shares of our common stock, as adjusted by our 1:1,000 reverse stock split, to an investor firm that converted $1,041 of a convertible note, dated May 25, 2014, into shares of our common stock. The conversion prices ranged from $0.003538 per share to $0.0058 per share, as adjusted by our 1:1,000 reverse stock split.

In August 2015, we issued 70,000 shares of our common stock, as adjusted by our 1:1,000 reverse stock split, to an investor firm that converted $118 of a convertible note, dated March 26, 2014, into shares of our common stock. The conversion price was $0.00168 per share, as adjusted by our 1:1,000 reverse stock split.

In August 2015, we issued 748,161 shares of our common stock, as adjusted by our 1:1,000 reverse stock split, to an investor firm that converted $3,939 of a convertible note, dated July 7, 2014, and $189 of accrued interest, into shares of our common stock. The conversion prices ranged from $0.00406 per share to $0.007598 per share, as adjusted by our 1:1,000 reverse stock split.

In August 2015, we issued 225,319 shares of our common stock, as adjusted by our 1:1,000 reverse stock split, to an investor firm that converted $1,200, and $107 of accrued interest, of a convertible note, originally issued to a non-related third party on September 23, 2006, and sold to the investor firm with no additional consideration to the Company on October 1, 2014, into shares of our common stock. The conversion price was $0.0058 per share, as adjusted by our 1:1,000 reverse stock split.

In August 2015, we issued 88,504 shares of our common stock, as adjusted by our 1:1,000 reverse stock split, to an investor firm that converted $144 of a convertible note, originally issued to a non-related third party on January 23, 2009, and sold to the investor firm with no additional consideration to the Company on April 23, 2014, into shares of our common stock. The conversion price was $0.001624 per share, as adjusted by our 1:1,000 reverse stock split.

In September 2015, we issued 1,008,627 shares of our common stock, as adjusted by our 1:1,000 reverse stock split, to an investor firm that converted $2,390 of a convertible note, dated May 21, 2014, and $39 of accrued interest, into shares of our common stock. The conversion prices ranged from $0.00192 per share to $0.0033 per share, as adjusted by our 1:1,000 reverse stock split.

In September 2015, we issued 266,068 shares of our common stock, as adjusted by our 1:1,000 reverse stock split, to an investor firm that converted $734 of a convertible note, dated July 7, 2014, and $38 of accrued interest, into shares of our common stock. The conversion price was $0.0029 per share, as adjusted by our 1:1,000 reverse stock split.

In September 2015, we issued 307,190 shares of our common stock, as adjusted by our 1:1,000 reverse stock split, to an investor firm that converted $940 of a convertible note, dated May 30, 2014, into shares of our common stock. The conversion price was $0.00306 per share, as adjusted by our 1:1,000 reverse stock split.

In September 2015, we issued a total of 7.500 shares of restricted common stock, valued at $64, relating to a December 2009 retainer agreement with an attorney.

All of the above offerings and sales, except the afore-mentioned shares issued pursuant to a conversion of convertible notes, were made in reliance upon the exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933 and/or Section 4(2) of the Securities Act of 1933, based on the following: (a) the investors confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933 and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) where applicable, the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act of 1933, and agreed to transfer such securities only in a transaction registered under the Securities Act of 1933 or exempt from registration under the Securities Act; and (e) where applicable, a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act of 1933or transferred in a transaction exempt from registration under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The Company has not made various principal and interest payments on many of its debt obligations. It continues to seek work-out arrangements and applicable refinancing with new or revised debt or equity instruments. See Notes 5, 7, and 9 to the condensed financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of StrikeForce Technologies, Inc.(1)

3.2	Amended Articles of Incorporation of StrikeForce Technologies, Inc. (5)

3.3	By-laws of StrikeForce Technologies, Inc. (1)

3.4	Amended By-laws of StrikeForce Technologies, Inc. (5)

3.5	Amended By-laws of StrikeForce Technologies, Inc. (6)

3.6	Articles of Amendment of StrikeForce Technologies, Inc. (6)

10.1	2004 Stock Option Plan (1)

10.2	Securities Purchase Agreement dated December 20, 2004, by and among StrikeForce Technologies, Inc. and YA Global Investments, LP. (1)

10.3	Secured Convertible Debenture with YA Global Investments, LP. (1)

10.4	Investor Registration Rights Agreement dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement.(2)

10.5	Escrow Agreement, dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement. (2)

10.6	Security Agreement dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement. (1)

10.7	Secured Convertible Debenture with YA Global Investments, LP dated January 18, 2005. (1)

10.8	Royalty Agreement with NetLabs.com, Inc. and Amendments. (1)

10.9	Employment Agreement dated as of May 20, 2003, by and between StrikeForce Technologies, Inc. and Mark L. Kay. (1)

10.10	Amended and Restated Secured Convertible Debenture with YA Global Investments, LP dated April 27, 2005. (1)

10.11	Amendment and Consent dated as of April 27, 2005, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP. (1)

10.12	Securities Purchase Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)

10.13	Investor Registration Rights Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (2)

10.14	Secured Convertible Debenture with Highgate House Funds, Ltd. dated April 27, 2005. (2)

10.15	Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)

10.16	Escrow Shares Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)

10.17	Security Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)

10.18	Network Service Agreement with Panasonic Management Information Technology Service Company dated August 1, 2003 (and amendment). (1)

10.19	Client Non-Disclosure Agreement. (1)

10.20	Employee Non-Disclosure Agreement. (1)

10.21	Secured Convertible Debenture with Highgate House Funds, Ltd. dated May 6, 2005. (2)

10.22	Termination Agreement with YA Global Investments, LP dated February 19, 2005. (1)

10.23	Securities Purchase Agreement with WestPark Capital, Inc. (4)

10.24	Form of Promissory Note with WestPark Capital, Inc. (4)

10.25	Investor Registration Rights Agreement with WestPark Capital, Inc. (4)

10.26	Drawdown Equity Financing Facility with Auctus Private Equity Fund, LLC., dated April 13, 2012 (7)

10.27	Registration Rights Agreement with Auctus Private Equity Fund, LLC, dated April 13, 2012 (7)

10.28	StrikeForce Technologies Inc. WEBEX Presentation dated May 30, 2012 (8)

10.29	Irrevocable Waiver of Conversion Rights of Mark L. Kay (9)

10.30	Irrevocable Waiver of Conversion Rights of Ramarao Pemmaraju (9)

10.31	Irrevocable Waiver of Conversion Rights of George Waller (9)

10.32	CFO Consultant Agreement with Philip E. Blocker (9)

10.33	Resume of Philip E. Blocker (9)

10.34	Corporate Resolution for Issuance of Common Stock to Auctus Private Equity Fund, LLC (9)

10.35	Termination of a Material Definitive Agreement (11)

10.36	2012 Stock Option Plan (12)

10.37	Amendments to Articles of Incorporation or Bylaws (13)

10.38	Amendments to Articles of Incorporation or Bylaws (14)

10.39	Registration of Classes of Securities (15)

10.40	Amendments to Articles of Incorporation or Bylaws (16)

10.41	Registration of Classes of Securities (17)

10.42	Amendments to Articles of Incorporation or Bylaws (18)

10.43	Registration of Classes of Securities (19)

10.44	Amendments to Articles of Incorporation or Bylaws (20)

10.45	Amendments to Articles of Incorporation or Bylaws (21)

10.46	Amendments to Articles of Incorporation or Bylaws (22)

10.47	Amendments to Articles of Incorporation or Bylaws (23)

10.48	Entry into a Material Definitive Agreement (24)

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

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

_______________

(1)	Filed as an exhibit to the Registrant's Form SB-2 dated as of May 11, 2005 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant's Amendment No. 1 to Form SB-2 dated as of June 27, 2005 and incorporated herein by reference.

(3)	Filed herewith.

(4)	Filed as an exhibit to the Registrant's Form 8-K dated August 1, 2006 and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant's Form 8-K dated December 23, 2010 and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant's Form 8-K dated February 4, 2011 and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant's Form 8-K dated May 9, 2012 and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant's Form 8-K dated May 30, 2012 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant's Form S-1/A dated July 31, 2012 and incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant's Form S-1/A dated September 7, 2012 and incorporated herein by reference.

(11)	Filed as an exhibit to the Registrant's Form 8-K dated October 3, 2012 and incorporated herein by reference.

(12)	Filed in conjunction with the Registrant's Form 14A filed October 5, 2012 and incorporated herein by reference.

(13)	Filed as an exhibit to the Registrant's Form 8-K dated February 5, 2013 and incorporated herein by reference.

(14)	Filed as an exhibit to the Registrant's Form 8-K dated May 14, 2013 and incorporated herein by reference.

(15)	Filed as an exhibit to the Registrant's Form 8-A dated July 29, 2013 and incorporated herein by reference.

(16)	Filed as an exhibit to the Registrant's Form 8-K dated August 22, 2013 and incorporated herein by reference.

(17)	Filed as an exhibit to the Registrant's Form 8-A dated October 3, 2013 and incorporated herein by reference.

(18)	Filed as an exhibit to the Registrant's Form 8-K dated October 3, 2013 and incorporated herein by reference.

(19)	Filed as an exhibit to the Registrant's Form 8-A dated December 31, 2013 and incorporated herein by reference.

(20)	Filed as an exhibit to the Registrant's Form 8-K dated December 31, 2013 and incorporated herein by reference.

(21)	Filed as an exhibit to the Registrant's Form 8-K dated March 18, 2014 and incorporated herein by reference.

(22)	Filed as an exhibit to the Registrant's Form 8-K dated December 22, 2014 and incorporated herein by reference.

(23)	Filed as an exhibit to the Registrant's Form 8-K dated February 13, 2015 and incorporated herein by reference.

(24)	Filed as an exhibit to the Registrant's Form 8-K dated August 4, 2015 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRIKEFORCE TECHNOLOGIES, INC.

Dated: November 19, 2015	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: November 19, 2015	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer

