Form 10-K
period 2015-12-31
StrikeForce Technologies Inc.
filed 2016-04-14
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

STRIKEFORCE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its Charter)

WYOMING	000-55012	22-3827597
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(I.R.S. Employer Identification No.)

1090 King Georges Post Road, Suite 603

Edison, NJ08837

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 8, 2016
Common stock, $0.0001 par value	2,127,957,407

Class	Outstanding at April 8, 2016
Preferred stock, Series A, no par value	3

Class	Outstanding at April 8, 2016
Preferred stock, Series B, $0.10 par value	175,338

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Solely for purposes of the foregoing calculation, all of the registrant's directors and officers are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes. $1,419,938

Transitional Small Business Disclosure Format Yes ☐ No ☒

Documents Incorporated By Reference

None

STRIKEFORCE TECHNOLOGIES, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2015 and 2014

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

Unless otherwise noted, references in this Form 10-K to "StrikeForce" "we", "us", "our", "SFT", "our company", and the "Company" means StrikeForce Technologies, Inc., a Wyoming corporation.

PART I

ITEM 1. BUSINESS

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

We began our operations in 2001 as a reseller and integrator of computer hardware and iris biometric technology. From the time we started our operations through the first half of 2003, we derived the majority of our revenues as an integrator. In December 2002, upon the acquisition of the licensing rights to certain intellectual property and patent pending technology from NetLabs, we shifted the focus of our business to developing and marketing our own suite of security products. Based upon our acquired licensing rights and additional research and development, we have developed various identification protection software products to protect computer networks from unauthorized access and to protect users from identity theft.

We completed the development of our ProtectID® platform at the end of June 2006. We completed the core development of our keyboard encryption and anti-keylogger product, GuardedID®, in December 2006 and commenced deployment of our new mobile product, MobileTrust® into the mobile stores in 2014. All are currently being sold and distributed. ProtectID® patent titled "Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System" is now protected by three patents. The keystroke encryption technology we developed and use in our GuardedID® product is protected by three patents.

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

In January 2013, we were assigned the entire right, title and interest in the "Out-of-Band" Patent from NetLabs, with the agreement of the developer, and the assignment was recorded with the United States Patent and Trademark Office ("USPTO").

In February 2013, we executed a retainer agreement with our patent attorneys to aggressively enforce our patent rights as "Out-of-Band Authentication" is becoming the standard for authenticating consumers in the financial market and for many Saas application users (e.g., SalesForce, Quickbooks, etc.). In February 2013, our patent attorneys submitted a new "Out-of-Band" Patent continuation, which has been granted.

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

In February 2014, we received a Notice of Allowance from the USPTO for our third patent relating to our "Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System" Patent No. 7,870,599. Upon receipt of this "Out-of-Band" patent we filed another continuation patent.

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

Our suite of products is targeted to the financial, e-commerce, corporate, government, healthcare, legal, insurance, technology and retail sectors. We seek to locate customers in a variety of ways. These primarily include contracts with value added resellers and distributors (both inside the United States and internationally), direct sales calls initiated by our internal staff, exhibitions at security and technology trade shows, through the media, through consulting agreements, and through our agent relationships. Our sales generate revenue either as an Original Equipment Manufacturer ("OEM") model, through a Hosting/License agreement, bundled with other company's products or through direct purchase by distributors and resellers. We price our products for cloud consumer transactions based on the number of transactions in which our software products are utilized. We also price our products for business applications based on the number of users. These pricing models provide our company with one-time, monthly, quarterly and annual recurring revenues with volume discounts. We are also generating revenues from annual maintenance contracts, renewal fees and expect, but cannot guarantee, an increase in revenues based upon the execution of various agreements that we have recently closed and were implemented during the fourth quarter of 2015, primarily in the retail and insurance sectors.

We generated all of our revenues of $271,559 for the year ended December 31, 2015, compared to $324,807 for the year ended December 31, 2014, from the sales of our security products. The decrease in revenues was primarily due to the decrease in our software and maintenance sales and a decrease in hardware sales. We have realized delays in revenues from some of our new distributor's that, although there can be no assurances, we anticipate will appear in 2016, and in the delayed rollout of our new mobile security technologies, now rolling out through the Apple and Android markets during the fourth quarter of 2015 and into 2016. In addition, we rolled out our GuardedID® MAC version that we anticipate, but cannot guarantee, that combined with the new mobile security technologies, will increase our revenues during 2016 and thereafter. Additionally, we believe we have opportunities through our sales distribution channels, including current pilots, which we believe should increase revenues in 2016 and thereafter, especially with the addition of our new mobile security products and new multi-marketing partners.

We market our products globally to financial service firms, healthcare related companies, legal services companies, e-commerce companies, gaming, automotive, government agencies, multi-level marketing groups, the enterprise market in general, and with virtual private network companies, as well as technology service companies and retail distributors that service all the above markets. We seek such sales through our own direct efforts, through distributors, resellers and third party agents internationally. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in multiple production installations and pilot projects with various distributors, resellers and direct customers primarily in the United States. Our GuardedID® product is also being sold directly to consumers, primarily through the Internet as well as distributors, resellers, third party agents, affiliates and potential OEM agreements by bundling GuardedID® with their products (providing a value-add and competitive advantage to their own products and offerings). Currently this is the most active market for us with multiple programs in production. We anticipate, but cannot guarantee, increases in revenues in 2016 from these programs. In addition, we have completed the development and testing of our new mobile products, MobileTrust® and GuardedID® Mobile Software Development Kit (SDK), which is in now in production, by Apple Store and the Android Play Store, with completion of our new sCloud registration process. The mobile products play a major role in our anticipated, but not guaranteed, 2016 revenue projections. Although no assurances can be provided that revenues will increase as anticipated, our GuardedID® MAC version, recently rolled out, is another reason for the anticipated increase in revenues during 2016 and thereafter.

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

o

ProtectID® is our multi-patented authentication platform that uses "Out-of-Band" multi-factor in-house installation, cloud service technology and a hybrid to authenticate computer network users by a variety of methods including traditional passwords combined with a telephone, iPhone, Droid, Blackberry, PDA, or multiple computer secure sessions, biometric identification and encrypted devices such as tokens or smartcards as examples. The authentication procedure separates authentication information such as usernames from the pin/passwords or biometric information, which are then provided to or from the network's host server across separate communication channels. The platform allows for corporate control and client choices, per their company's security policies, which evolves over time with newly available and customer requested technologies. (Patent Nos:7,870,599, 8,484,698, and 8,713,701 and one patent pending for Out-of-Band Authentication)

o

GuardedID® creates a 256-bit AES encrypted real time separate pathway for information delivery from a keyboard to a targeted application on a local computer, preventing the use of spyware/malware to collect user information. This product provides keyboard encryption and helps prevent keylogging from occurring in real time, which helps prevent the number one threat to consumers and businesses in today's market: keylogging software, which is stealth software embedded in web sites, emails, pictures, MP3 files, videos, USB's or other software and hardware that, once unknowingly launched, secretly monitors and records all of a user's keystrokes on the computer and sends the data to the cyber thief without the user's awareness. Keylogging has been reported as the one of the major causes of major data breaches that occurred from 2010 to 2014, as reported in the 2010-2014 Verizon Data Breach Reports. (Patent No: 8,566,608, 8,732,483 and 8,973,107).

o

MobileTrust® (Patent Pending) is an advanced iPhone/iPad and Android device password vault that includes a strong password generator. MobileTrust® also provides for Mobile Multi-Factor One Time Password authentication, a secured browser and keystroke encryption between its virtual keyboard and secured browser, which is critical to all confidential online transactions and other features, which is now in final Beta. This new feature for mobile devices, which helps prevent data breaches and stolen credentials is a critical and vital addition to all enterprise mobile users, as enterprises transition to "Bring Your Own Devices" (BYOD).

o

GuardedID® Mobile SDK is a software development kit that provides developers our patent protected keystroke encryption protection for all Apple and Android mobile device's secure keyboards, allowing our keystroke encryption software to be embedded in any mobile applications, utilizing DES 256 Encryption.

Our products sometimes include software and hardware that we contractually license from other vendors. These products include VASCO (an authentication and e-signature solutions company) tokens, as well as additional authentication and telecommunication software devices. ProtectID® also uses a software product for its Voice Biometric Out-of-Band method through a partnership with Trade Harbor©.

The ProtectID® Cloud Service can be hosted by our service provider (we have a strategic arrangement with a third party SAS70 hosting service) as well as the ProtectID® Out-of-Band and Multi-Factor Platform, which can be installed internally in a customer's infrastructure or as a hybrid implementation. With the exception of our free redistributable Microsoft software components, our reseller agreement with VASCO and our partnership with Trade Harbor, none of our contracts for hardware or software are with a sole supplier of that feature or product.

Factors that are considered important to our success include, but are not limited to, the following:

o

Our productsaddress the needs of a broad variety of customers for authentication and cyber security overall. One of the biggest problems facing the world is Cyber Theft, the effects of which, our management contends, total an estimated $221 billion per year in business losses and more recently, based on anecdotal evidence provided to management, stated to be in the trillions going forward.

o	Symantec reported there were over 401 million new pieces of Spyware found over the past year.

o

48% of all data breaches were caused by key loggers (malware copying keystrokes), as reported by the Verizon 2012 Data Breach Report. Similar percentages are reported in the Verizon 2014 report, recently published. All of the companies breached, per these reports, had an anti-virus program installed.

o

In 2011, it was reported that RSA Security's data was breached from which Lockheed Martin and others were affected and lost millions of dollars. This event caused many companies to look to other means of two-factor authentication, such as Out-of-Band. The RSA Data Breach started with a keylogging virus which our GuardedID® product, management believes would most likely would have prevented.

o

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

o

In June 2013, PhoneArena.com, The Multiple Threat Center of Juniper Networks, found mobile malware growing exponentially at an alarming rate – a 614% one year increase reaching a total of just about 280,000 malicious apps.

○

In February 2015, the New York Times reported that a Global Bank heist occurred in banks around the globe from a keylogger. This was the first known time that a large hack was reported with the details which included a keylogger that our management believes GuardedID® would have most likely prevented. The article was noted as caused by keystroke encryption in a picture on the front page of the New York Times.

o

The Effectiveness of Our Products: Our products have been designed to provide, we believe, a high available level of security for computer networks and individual users. In particular, we believe that the now Patented "Out-of-Band" authentication process is an innovative technology that will greatly prevent unauthorized access to computer networks and will provide effective security products to drastically reduce the incidence of identity fraud for our customers. We have contractually commenced implementation of our products on a large global scale, yet there can be no assurance that they will function in all aspects as intended. Likewise, a high level of innovation characterizes the software industry and there can be no assurance that our competitors will not develop and introduce a superior product. The effective functioning of our products once deployed is an important factor in our future success. To date and our knowledge, all of our clients have reported, per a report by Research 2.0, that our products work as described.

o

Ability to Integrate our Software with Customer Environments: There are numerous operating systems that are used by computer networks. The ability of a software product to integrate with multiple operating systems is likely to be a significant factor in customer acceptance of particular products. StrikeForce's ProtectID® operates on an independent Cloud Service platform and is also able to integrate with multiple operating systems and user interfaces for an in-house implementation. ProtectID® has been designed to use multiple authentication devices that are currently on the market (including, but not limited to, biometrics, key-fob tokens, iPhones, iPads, Blackberrys, Androids, PDA's, smart cards and other mobile devices). Our ability to integrate our products with multiple existing and future technologies is currently a key factor in the growth of our product's acceptance and is demonstrated by our success with recent clients and installations referred to in a number of our 2014 and 2015 press releases. Our GuardedID® product currently operates with Windows Internet Explorer (IE), Firefox, Chrome and Safari browsers and our upgraded Premium version works with almost all applications running on a Windows desktop platform, inclusive of Microsoft Office and now also the MAC. New features and functions for both products continue to be developed via our research and development. We are also now live with our MobileTrust® and GuardedID® Mobile SDK products.

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

Business Model

We are focusing primarily on developing sales through "channel" relationships in which our products are offered by other manufacturers, distributors, value-added resellers and agents, internationally. In 2015, we added and publicly announced additions to our global distribution sales channel, which provides additional presence for us in the United States, Canada, Europe and Africa. We continue to add additional channel partners, especially on the consumer side and developed a new retail business. We also sell our suite of security products directly from our Edison, New Jersey office, which also augments our channel partner relationships. It is our strategy that these "channel" relationships will provide the greater percentage of our revenues ongoing, as was the case in the past two years. Examples of the channel relationships that we are seeking include already established original equipment manufacturer ("OEM") and bundled relationships with other security technology and software providers that would integrate or bundle the enhanced security capabilities of ProtectID®, GuardedID® and/or MobileTrust® into their own product lines, thereby providing greater value to their clients. These would include providers of networking software and manufacturers of computer and telecommunications hardware and software that provide managed services, and multi-level marketing groups, as well as all markets interested in increasing the value of their products and packages, such as financial services software, anti-virus, government integrators and identity theft product companies. We signed various new distributors during the fourth quarter of 2015 and have optimistic expectations for 2016, resulting from these distribution relationships. Additionally, in February 2016, Advanced Cyber Security ("ACS") purchased their option to buy our GuardedID® patent, as well as our GuardedID® and MobileTrust® products, while we retain an unlimited license to resell those products. The distributors have already obtained new clients and we expect, but cannot guarantee, that more clients will be obtained during 2016 and thereafter. There is no guarantee as to the timing and success of these business relationships or reaching our self-imposed expectations.

From our MobileTrust® security new mobile application, which is now built and with our sCloud registration process in production, we have created and announced two new products: our new ProtectID® Mobile OTP (One Time Password) to be used with ProtectID®; and our new GuardedID® Mobile keystroke encryption software development kit (SDK). Both new products are now in production. With the creation of this new GuardedID® Mobile SDK, we now focus the sales of this software product to the development groups of our target markets to be added to their mobile applications. We are in discussions with many large scale parties that are interested in this software. Management has already received requests for this software, including for mobile devices, as keystroke encryption malware grows and remains a major problem for the cyber security market. Particularly, in management's estimation, with anti-virus products being seen as non-effective against malware threats.

Our primary target markets include financial services such as banks and insurance companies, healthcare providers, legal services, government agencies through integrators, technology platforms, e-commerce based services companies, telecommunications and cellular carriers, technology software companies, government agencies and consumers, especially for our mobile and keystroke encryption products. We are focusing our concentration on cyber security and data breach strategic problem areas, such as where compliance with financial, healthcare, legal and government regulations are key and stolen passwords are used to acquire private information illegally. In the fourth quarter of 2015, a number of our channel partners had pilots and client implementations in place that are expected, although no assurances can be provided, to increase our revenues in 2016. With our mobile products commencing production in the first quarter of 2016, we anticipate, but cannot guarantee, increased revenues for the remainder of 2016 and thereafter. There is no guarantee as to the timing and success of these efforts.

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

We seek to generate revenue through fees for ProtectID® based on client consumer usage in the financial, healthcare services and legal services markets, as well as enterprises in general, through our Cloud Service, plus one-time and annual per person fees in the enterprise markets which often are for in-house installations of our products, and set-up and recurring transaction fees when the product is accessed in our Cloud Service, along with annual maintenance fees, and other one-time and recurring fees. We also intend to generate revenues through sales of our GuardedID® product. GuardedID® pricing is for an annual license and we discount for volume purchases. GuardedID® pricing models, especially when bundling through OEM contracts, include monthly and quarterly recurring revenues. As more agreements are reached by our distributors, we are experiencing monthly increasing sales growth, through the execution of GuardedID® bundled OEM agreements. We also provide our clients a choice of operating our ProtectID® software internally by licensing it or through our hosted Cloud Service or a hybrid that some clients have implemented and none of our competitors presently offer. GuardedID® requires a download on each and every computer it protects, whether for employees or consumers. We have four GuardedID® products, (i) a standard version which protects browser data entry only, (ii) a premium version which protects almost all the applications running under Microsoft Windows on the desktop, including Microsoft Office Suite and almost all applications running on the desktop, (iii) an Enterprise version which, in addition, provides the Enterprise administrative rights and the use of Microsoft's Enterprise tools for the product's deployment, and (iv) an Apple MAC version for all the latest MAC operating systems and for the browsers and entire desktop. Our MobileTrust® mobile product will be priced for the consumer through the appropriate mobile phone stores, as well as direct, distribution and OEM sales for higher volume enterprises, including volume discounts to the degree allowed by the telecommunications providers. Our GuardedID® Mobile SDK (software development kit) will be priced on an annual recurring fee based on volume and number of users or an enterprise plus maintenance price. We anticipate, but can provide no assurances, that these new product offerings will result in the largest number of sales and related revenues for us in 2016 and thereafter.

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

Marketing

Our multi-channel marketing strategy includes:

1.

Direct sales to enterprise and commercial customers. In this effort, we join ACS, in order to meet other companies, at the RSA Security Show annually as well as other security related shows and we are looking at other sales alternatives in order to respond aggressively to inquiries relating to our products.

2.

The global addition of resellers, agents & distributors (our strategic sales channel) who distribute and resell our products and services to enterprise and commercial customers globally (technology and software product distributors, systems integrators, managed service companies, other security technology and software vendors, telecom companies, cyber security related product companies, etc.).

3.	Application Service Provider (ASP) Partners: Our third party service provides a hosting platform that facilitates faster implementations at competitive prices for our Cloud Service option.

4.

Original Equipment Manufacturers (OEM): SFT products are sold to other security technology vendors that integrate ProtectID® and GuardedID® and now GuardedID® Mobile SDK into their products (bundling) and services providing for monthly/annual increasing recurring revenues.

5.	Internet sites that sell GuardedID® to consumers and small enterprises, such as affiliates.

6.

Technology and other providers and resellers, agents and distributors interested in purchasing and or selling our new MobileTrust® cyber solution for all mobile devices, initially for all Apple and Android devices, that we now have in production starting in 2016.

7.	Outside Independent consultants selling our products for commission only, focusing on the healthcare, legal and consumer markets.

Our sCloud service provider is Hosting.com and we have been under contract with them since December 2007 when we executed an agreement with a nationwide premier data center and co-location services provider who functions as an Application Service Provider for our ProtectID®, GuardedID® and MobileTrust® products, which require a secondary server used for the "Out-of-Band" two-factor authentication technology. We believe that this relationship improves the implementation time, reduces the cost and training requirements, and allows for ease of scalability, with hot backups in multiple locations across the U.S., on an as needed basis. Our sCloud site is also SAS 70 (Statement on Auditing Standards (SAS) No. 70) certified, which is critical to providing a secure compliant service that is required by most of our clients. Our agreement with the services provider was for a one-year (1) term, initially ending in December 2008 and renewing automatically for one-year (1) terms, and is still in effect. The relationship can be terminated by either party on sixty days written notice. The cloud service is based on a flat monthly fee per the terms of the contract that can increase as we require additional services.

Intellectual Property

We are working with our patent attorneys to aggressively enforce our patent rights per the terms of a retainer agreement executed in February 2013, now that we have successfully settled our first major patent lawsuit. Our patent attorneys also filed our fourth "Out of Band" continuation patents. The third patent was recently granted and the fourth patent is pending. We currently have three patents granted to us for Out-of-Band ProtectID® (Patent Nos.: 7,870,599, 8,484,698 and 8,713,701). In September 2014, we filed an International Patent for MobileTrust® (PCT/US20114/029905), which is pending.

We are also working with our patent attorneys to plan our strategy to aggressively enforce the patent rights relating to our granted Keystroke Encryption patents that help protect our GuardedID® and MobileTrust® products. We were granted three related keystroke encryption patents for which we received the most recent patent on March 3, 2015 (Patent Nos.: 8,566,608, 8,732,483 and 8,973,107). In February 2016, a channel partner exercised their option to purchase our GuardedID® patents, which, if effectuated, requires them to pay us $9,000,000 for the patents before September 30, 2020.

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

Business Strategy

While we will most likely continue to post operating deficits, our first quarter 2016 results will show an overall net income, due to the award we received from the confidential settlement of our first major patent remediation litigation. Most of the costs that we incur are related to salaries, professional fees, marketing, sales and research & design. We increased our technology staff by contracting an outsourced firm in 2015. Our operations presently require funding of approximately $130,000 per month. We expect that our monthly cash usage for operations will increase slightly due to contracted and anticipated increased volumes and adding some targeted channel marketing programs. We anticipate that the areas in which we will experience the greatest increase inoperating expenses is in marketing, selling, product support, product research and new technology development in the growing cyber security market. We are committed to maintaining our current level of operating costs until we reach the level of revenues needed to absorb any potential increase in costs.

Our primary strategy in 2016 is to focus on the growth and support of our channel partners, including distributors, resellers and original equipment manufacturers (OEMs). Our internal sales team targets potential direct sales in industries that management believes provides the greatest potential for short term sales. These include small to medium sized financial institutions, government agencies, e-commerce, healthcare, legal and enterprise businesses. We are also executing agreements with strategic resellers and distributors for marketing, selling and supporting our products internationally. We primarily work with distributors, resellers and agents to generate the bulk of our sales internationally, realizing that this strategy takes longer to nurture, however it is progressing well. We are starting to realize positive results, however slowly, with our sales channel and anticipate, but cannot guarantee a successful 2016, through the sales channel and from our new mobile and GuardedID® MAC products with a concentration of sales already contracted. There can be no assurances, however, that we will succeed in implementing our sales strategy. Although management believes that there is an increasingly strong market for our products as the need for cyber security solutions increases globally, we have not generated substantial revenue from the sale of our products and there is no assurance we can secure a market sufficient to permit us to achieve profitability in the next twelve months.

Competition

The software development and services market is characterized by innovation and competition. There are several well-established companies within the authentication market that offer network security systems in our product market and newer companies with emerging technologies. We believe that our multi-patented "Out-of-Band" multi-factor identity authentication platform is an innovative, secure, adaptable, competitively priced, integrated network authentication platform. The main features of ProtectID® include: an open architecture "Out-of-Band" platform for user authentication; operating system independence; biometric layering; soft mobile tokens; mobile authentication; secure website logon; Virtual Private Network ("VPN") access; domain authentication; newly added Office 365 authentication and multi-level authentication. Unlike other techniques for increased network security, ProtectID® does not rely on a specific authentication device or method (e.g., phone, tokens, smart cards, digital certificates, soft mobile tokens, or biometrics, such as a retinal or fingerprint scan). Rather ProtectID® has been developed as an "open platform" that incorporates an unlimited number of authentication devices and methods. For example, once a user has been identified to a computer network, a system deploying our ProtectID® authentication system permits the "Out-of-Band" authentication of that user by a telephone, iPhone, iPad, Blackberry, PDA, email, hard token, SSL client software, a biometric device such as a voice biometric, or others, before that user is permitted to access the network. By using "Out-of-Band" authentication methods, management believes that ProtectID®, now patented and protected through our ongoing litigation, with plans for additional litigation, provides a competitive product for customers with security requirements greater than typical name and password schemes for virtual private networks and computer systems with multiple users at remote locations, as examples. We also believe that our multi-patented keystroke encryption product, GuardedID®, offers an additional competitive edge for network security and e-commerce applications that should provide greater levels of security and the ability to evolve over time based on newer technologies when made available. There is less competition for the keystroke encryption product and there are no well-established companies in this space, which explains our current growth in pilots and sales for GuardedID®, especially relating to bundled channel partner programs. GuardedID® is critical to help prevent key logging viruses, one of the largest sources of cyberattacks and data breaches. GuardedID® also is protected with three patents. Our newest product, MobileTrust®, is ideal for bringing the functionality of our other two products, especially including keystroke encryption, to all mobile devices, with initial focus on all Apple and Android devices. This product is also protected with our GuardedID® patents and some of its features and functions are covered by the Out-of-Band Authentication patent. Our other new mobile product is GuardedID® Mobile SDK, which allows our secured keyboard function as a software development kit for developers to purchase and integrate as part of their secured applications. Considering the features and functions, all of our cyber solutions have limited competition based on our products' ability to protect individual identities and computers/devices against some of the most dangerous and increasing threats. We also have great demand for the mobile products, which are being marketed to all potential new clients.

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

Employees

As of fiscal year end December 31, 2015, we had 7 employees and our relations with employees are good.

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

ITEM 1A. RISK FACTORS

The risk factors required pursuant to Regulation S-K, Item 503(c) are not required for smaller reporting companies. Accordingly, the Company has determined to provide particular risk factors at this time. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition. If any events described in the risk factors actually occur, our business, operating results, prospects and financial condition could be materially harmed. In connection with the forward looking statements that appear elsewhere in this annual report, you should also carefully review the cautionary statement referred to under "Special Note Regarding Forward Looking Statements."

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS OF OUR BUSINESS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

We have yet to establish any history of profitable operations. For the year ended December 31, 2015, we incurred a net loss of $1,807,245, used cash in operations of $878,236, and at December 31, 2015, had a stockholders' deficit of $13,724,487. These factors raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2015 with respect to this uncertainty. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise, and future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.

At December 31, 2015, we had cash on hand in the amount of $37,153. Management estimates that the current funds on hand will be sufficient to continue operations through the next twelve months. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business. Currently, management is attempting to increase revenues and improve gross margins by a revised sales strategy. We are redirecting our sales focus from direct sales to domestic and international sales channel, where we are primarily selling through a channel of Distributors, Value Added Resellers, Strategic Partners and Original Equipment Manufacturers. While we believe in the viability of our strategy to increase revenues and in our ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to continually increase our customer base and realize increased revenues from recently signed contracts. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in the case of equity financing.

THE PATENT APPLICATION MOBILETRUST® TECHNOLOGY IS PENDING AND THERE IS NO ASSURANCE THAT THIS APPLICATIONS WILL BE GRANTED. FAILURE TO OBTAIN THE PATENT FOR THE APPLICATION COULD PREVENT US FROM SECURING REVENUES IN THE FUTURE. THREE PATENT APPLICATIONS FOR THE PROTECTID® TECHNOLOGY AND THREE FOR GUARDEDID® HAVE BEEN GRANTED. ONE PATENT APPLICATION FOR THE PROTECTID® TECHNOLOGY IS PENDING.

In November 2010, we received notice that the United States Patent and Trademark Office ("USPTO") had issued an official Notice of Allowance for the patent application for the technology relating to our ProtectID® product, titled "Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System". In January 2011, we received notice that the USPTO issued to us Patent No. 7,870,599. This "Out-of-Band" Patent went through a USPTO Re-Examination process starting on August 16, 2011 and concluded on December 27, 2011, with all of our patent claims remaining intact and eight additional patent claims being added. Since 2011, we submitted additional continuation patents on the "Out-of-Band" Patent. The keystroke encryption technology we developed and use in our GuardedID® product is protected by three patents and one continuation pending.

In January 2013, we were assigned the entire right, title and interest in the "Out-of-Band" patent from NetLabs, with the agreement of the developer, and the assignment was recorded with the USPTO.

In February 2013, we executed a retainer agreement with our patent attorneys to aggressively enforce our patent rights as "Out-of-Band Authentication" is becoming the standard for authenticating consumers in the financial market. In February 2013, our patent attorneys submitted a new "Out-of-Band" Patent continuation, which has been granted.

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

We likely will face competition from alternate security software programs and services. As is typical of a new industry, demand and market acceptance for recently introduced services are subject to a high level of uncertainty and risk. In addition, the software industry is characterized by frequent innovation. As the market for computer security products evolves, it will be necessary for us to continually modify and enhance our existing products and develop new products. We believe that our competitors will enhance existing product lines and introduce new products. If we are unable to update our software to compete or to meet announced schedules for improvements and enhancements, it is likely that our sales will suffer and that potential customers will be lost to a competing company's product.

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

IF WE DO NOT ADEQUATELY PROTECT THE INTELLECTUAL PROPERTY RIGHTS, WE MAY EXPERIENCE A LOSS OF REVENUE AND OUR OPERATIONS MAY BE MATERIALLY IMPAIRED.

We rely upon confidentiality agreements signed by our employees, consultants and third parties to protect the intellectual property. These agreements generally provide that the individual must keep confidential and not disclose to other parties any confidential information developed or learned by the individual during the course of the individual's relationship with us except in limited circumstances. These agreements generally also provide that we shall own all inventions conceived by the individual in the course of rendering services to us. These agreements may not effectively prevent disclosure of confidential information or result in the effective assignment to us of intellectual property, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information or other breaches of the agreements. In addition, others may independently discover trade secrets and proprietary information that have been licensed to us or that we own, and in such case we could not assert any trade secret rights against such party.

We cannot assure that we can adequately protect the intellectual property or successfully prosecute potential infringement of the intellectual property rights. Also, we cannot assure that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. Failure to protect the intellectual property rights would result in a loss of revenue and could adversely affect our operations and financial condition. In December 2011, we executed an exclusive agreement with a firm to defend and protect our "Out-of-Band" Patent No. 7,870,599, which now includes Patent No. 8,484,698 and 8,713,701.In January 2013, we were assigned the entire right, title and interest in the "Out-of-Band" patent by NetLabs, with approval by the developer, and the assignment was recorded with the USPTO. We are working with our patent attorneys to aggressively enforce our Out-of-Band Authentication patent rights per the terms of a retainer agreement executed in February 2013.

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

FINRA SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER'S ABILITY TOBUY AND SELL OUR STOCK.

In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover "material weaknesses" in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines "significant deficiency" as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

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

As discussed in the preceding risk factors, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

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

Special Note Regarding Forward-Looking Statements

This annual report contains forward-looking statements about our business, financial condition and prospects that reflect our management's assumptions and good faith beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our proposed services and the products we expect to market, our ability to establish a customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this filing, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we have not received written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 within the last 180 days before the end of our last fiscal year.

ITEM 2. PROPERTIES

We operate from leased offices located at 1090 King Georges Post Road, Suite #603, Edison, New Jersey 08837. We do not hold any material investments in other real or personal property other than office equipment. We anticipate these facilities will be adequate for the immediate future but that if we are successful in introducing our products, we will need to seek larger or additional office quarters. We pay a monthly base rent of $3,807 which commenced on July 1, 2009, with an extended lease termination date of January 31, 2016. In November 2015, the lease was extended for three years to January 31, 2019. We will pay a monthly base rent of $4,067 from February 2016 thru January 2017, $4,190 from February 2017 thru January 2018 and $4,316 from February 2018 thru January 2019. The landlord holds the sum of $8,684 as our security deposit. The lease requires us to pay costs such as maintenance and insurance.

ITEM 3. LEGAL PROCEEDINGS

On March 28, 2013 we initiated patent litigation against an outside party. As of March 31, 2015, the case was in full discovery, the pre-trial hearing was held, and the deliberations were continuing. Mediation took place in May 2015 to discuss a potential settlement, and on January 15, 2016, the parties reached a settlement in the matter. As part of the settlement, we will receive a payment of $4.9 million, net of legal fees, which will be recorded as other income in the first quarter of 2016.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(A) MARKET INFORMATION

Our registration statement on Form SB-2 was declared effective by the SEC in August 2005 and our shares were approved for listing on the OTC Bulletin Board by the Financial Industry Regulatory Authority (FINRA) in December 2005. Prior to December 2005, there was no public market for the common stock. Our common stock is currently quoted on the OTC Electronic Bulletin Board maintained by OTCMarkets.com under the symbol "SFOR.PK". It has been traded in the over-the-counter market on a limited basis. The following sets forth high and low bid price quotations for each calendar quarter during the last fiscal years that trading occurred or quotations were available, calculated based on the result post-prior reverse splits of our common stock. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended:	Low:	High:
March 31, 2014	$91,000.00	$117,000.00
June 30, 2014	$21,450.00	$35,750.00
September 30, 2014	$1,690.00	$2,210.00
December 31, 2014	$6.50	$1,300.00
March 31, 2015	$0.0025	$70.00
June 30, 2015	$0.0001	$4.50
September 30, 2015	$0.008	$0.07
December 31, 2015	$0.0005	$0.0084

The closing bid price for our shares of common stock on April 8, 2016 was $0.0017.

Our common stock is considered a low priced security under the "Penny Stock" rules promulgated by the Securities and Exchange Commission. Under these rules, broker-dealers participating in transactions in these securities must first deliver a risk disclosure document which describes risks associated with these stocks, broker-dealers' duties, customers' rights and remedies, market and other information, and make suitability determinations approving the customers for these stock transactions based on financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing, provide monthly account statements to customers, and obtain specific written consent of each customer. With these restrictions, the likely effect of designation as a low priced stock is to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and increase the transaction cost of sales and purchases of these stocks compared to other securities.

(B) HOLDERS

As of April 8, 2016, there were approximately 454 holders of the common stock on record with our transfer agent.

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

(D) RECENT ISSUANCES OF UNREGISTERED SECURITIES

In October 2015, note holders converted an aggregate of $4,318 of principal and $692 of accrued interest into 2,316,868 shares of the Company's common stock at conversion prices ranging from $0.001972 to $0.003 per share.

In November 2015, note holders converted an aggregate of $7,030 of principal and $3,093 of accrued interest into 7,700,229 shares of the Company's common stock at conversion prices ranging from $0.000928 to $0.002073 per share.

In December 2015, note holders converted an aggregate of $1,942 of principal and $1,243 of accrued interest into 7,851,722 shares of the Company's common stock at conversion prices ranging from $0.00024 to $0.000638 per share.

In December 2015, we issued a total of 7,500 shares of restricted common stock, valued at $4, relating to a December 2009 retainer agreement with an attorney.

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

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

While not required under Regulation S-K for "smaller reporting companies," we are providing this information. The following information has been summarized from financial information included elsewhere and should be read in conjunction with such financial statements and notes thereto.

Summary of Statements of Operations of StrikeForce

Statement of Operations Data:
	For the Years Ended December 31,
	2015	2014

Revenues	$271,559	$324,807
Cost of Sales	(8,441)	(9,658)
Operating and Other Expenses	(2,070,363)	(3,665,379)

Net Loss	$(1,807,245)	$(3,350,230)

Balance Sheet Data:
	December 31,
	2015	2014

Current Assets	$60,409	$70,424
Total Assets	89,187	104,095
Current Liabilities	13,570,808	12,205,751
Non Current Liabilities	242,866	97,404
Total Liabilities	13,813,674	12,303,155
Working Capital (Deficit)	(13,510,399)	(12,135,327)
Shareholders' Equity (Deficit)	$(13,724,487)	$(12,199,060)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following is management's discussion and analysis (|MD&A") of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words "believes," "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

Our MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of our business conditions, results of operations, liquidity and capital resources and contractual obligations. We did not have any off balance sheet arrangements as of December 31, 2014 or 2015.

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

We generated all of our revenues of $271,559 for the year ended December 31, 2015, compared to $324,807 for the year ended December 31, 2014, from the sales of our security software products.

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

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the reverse stock splits adopted by us as if the reverse had occurred at the beginning of the earliest period presented.

Results of Operations

FOR THE YEAR ENDED DECEMBER 31, 2015 COMPARED TO THE YEAR ENDED DECEMBER 31, 2014

Revenues for the year ended December 31, 2015 were $271,559 compared to $324,807 for the year ended December 31, 2014, a decrease of $53,248 or 16.4%. The decrease in revenues was primarily due to the decrease in hardware sales, maintenance sales and revenue from sign on fees. We have experienced delays in realizing anticipated revenues from some of our new distributor's clients, and in delayed rollout of our new mobile security technologies. We have opportunities, through our sales channels, including current pilots, that we expect, but cannot guarantee, will increase revenues in 2016. We anticipate, but cannot guarantee, revenues will increase as we currently rollout MobileTrust®.

Revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign on fees, and recurring transaction revenues. Software, services and maintenance sales for the year ended December 31, 2015 were $267,205 compared to $318,376 for the year ended December 31, 2014, a decrease of $51,171. The decrease in software, services and maintenance revenues was primarily due to the decrease in the sales of our products.Hardware sales for the year ended December 31, 2015 were $4,354 compared to $6,431 for the year ended December 31, 2014, a decrease of $2,077. The decrease in hardware revenues was primarily due to the decrease in our sales of our one-time-password token key-fobs.

Cost of revenues for the year ended December 31, 2015 was $8,441 compared to $9,658 for the year ended December 31, 2014, a decrease of $1,217, or 12.6%. The decrease resulted primarily from the decrease in processing fees relating to our ProtectID® product and due to the decrease in our sales of our one-time-password token key-fobs. Cost of revenues as a percentage of total revenues for the year ended December 31, 2015 was 3.1% compared to 2.9% for the year ended December 31, 2014. The decrease resulted primarily from the decrease in our hardware sales, resulting in lower cost of revenues.

Gross profit for the year ended December 31, 2015 was $263,118 compared to $315,149 for the year ended December 31, 2014, a decrease of $52,031, or 16.5%. The decrease in gross profit was primarily due to the decrease in our revenues.

Research and development expenses for the year ended December 31, 2015 were $262,973 compared to $287,646 for the year ended December 31, 2014, a decrease of $24,673, or 8.6%. The decrease in research and development expenses was primarily due to the elimination of one staff member through attrition. The salaries, benefits and overhead costs of personnel conducting research and development of our software products comprise research and development expenses.

Compensation, professional fees, and selling, general and administrative (collectively, "SGA") expenses for the year ended December 31, 2015 were $1,111,679 compared to $1,294,882 for the year ended December 31, 2014, a decrease of $183,203 or 14.2%. The decrease was due primarily to the decrease in professional fees we expensed. SG&A expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other (income) expense for the year ended December 31, 2015 was $695,711 as compared to $2,082,851 for the year ended December 31, 2014, representing a decrease in other expense of $1,387,140, or 66.6%. The decrease was primarily due to the settlement of a lawsuit with one of our channel partners, WhiteSky, Inc. ("WhiteSky") which was settled on March 9, 2015 with mutually agreed upon terms (subsequently amended on June 26, 2015), a decrease in changes in fair value of derivative liabilities, and a decrease in interest expense.

Our net loss for the year ended December 31, 2015 was $1,807,245 compared to a net loss of $3,350,230 for the year ended December 31, 2014, a decrease in the net loss of $1,542,985, or 46.1%. The decrease in our net loss was due primarily to the increase in other income caused by the settlement of the WhiteSky lawsuit, as amended, a decrease in professional fees, decreases in the change in fair value of derivative liabilities and a decrease in interest expense.

Liquidity and Capital Resources

Our total current assets at December 31, 2015 were $60,409, which included cash of $37,153, as compared with $70,424 in total current assets at December 31, 2014, which included cash of $13,129. Additionally, we had astockholders' deficit in the amount of $13,724,487 at December 31, 2015 compared to a stockholders' deficit of $12,199,060 at December 31, 2014. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. The liabilities include a computed liability for the fair value of derivatives of $989,019, which will only be realized on the conversion of the derivatives, or settlement of the debentures.

We financed our operations during the year ended December 31, 2015 primarily through the issuance of debt in the aggregate amount of $951,599, through revenues from our products in the aggregate amount of $271,559, and through proceeds of the sale of Series B preferred stock in the amount of $25,000. Post 2015 year end, our company received funds through a legal settlement (see Subsequent Event below) . Management anticipates that we will rely on our revenues and the proceeds from the one-time lump sum net payment we received in the first quarter of 2016, as a result of the settlement of litigation, to finance our operations in 2016 and 2017. While management believes that there will be a substantial percentage of our sales generated from our GuardedID® and new mobile products and there are an increasing number of customers for our patented ProtectID® product, we will continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market continues to grow, with increasing marketing efforts, management believes, but cannot guarantee, we will continue to attain greater numbers of customers.

Our number of common shares outstanding increased from 2,454 shares at the year ended December 31, 2014 to 22,711,924 at the year ended December 31, 2015, an increase of 925,406%. The increase in the number of common shares outstanding was due to common shares issued related to the issuance, conversion and settlement of debt, the exercise of warrant agreements, or equity financing and consulting obligations in order to reduce our outstanding debentures.

Our number of shares of Series B Preferred Stock issued and outstanding increased from 142,004 shares at the year ended December 31, 2014 to 175,338 at the year ended December 31, 2015. The increase in the number of shares of Series B Preferred Stock issued and outstanding was due to the sale of shares of Series B Preferred Stock, through subscription agreements, related to equity financing.

We have historically incurred losses and our operations presently require funding of approximately $130,000 per month. Management believes, but cannot provide assurances, that we will be cash flow positive from operations in the first half of 2016, based on recently executed and announced contracts and potential contracts that we closed in the fourth quarter of 2015 in the financial industry, technology, insurance, enterprise, healthcare, government, legal, and consumer sectors in the United States, Latin America, Europe, Africa and the Pacific Rim. There can be no assurance, however, that the sales anticipated will materialize or that we will achieve the profitability we have forecasted. Management also recognizes the consequences of current world economic developments and the possible volatile effect on currency rates resulting from revenues derived from foreign markets.

Going Concern

We have yet to establish any history of profitable operations. For the year ended December 31, 2015, we incurred a net loss of $1,807,245, used cash in operations of $856,806, and at December 31, 2015, had a stockholders' deficit of $13,724,487. These factors raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2015 with respect to this uncertainty. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise, and future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.

At December 31, 2015, we had cash on hand in the amount of $37,153. Management estimates that the current funds on hand will be sufficient to continue operations through the next twelve months. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business. Currently, management is attempting to increase revenues and improve gross margins by a revised sales strategy. We are redirecting our sales focus from direct sales to domestic and international sales channel, where we are primarily selling through a channel of Distributors, Value Added Resellers, Strategic Partners and Original Equipment Manufacturers. While we believe in the viability of our strategy to increase revenues and in our ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to continually increase our customer base and realize increased revenues from recently signed contracts. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in the case of equity financing.

Subsequent Events

In January 2016, our litigation with an outside party was settled. As part of the settlement, we will receive a payment of $4.9 million, net of legal fees, which will be recorded as other income in the first quarter of 2016.

On August 24, 2015, we entered into an asset purchase and licensing agreement with Cyber Safety, Inc., a New York corporation ("Cyber Safety") to license and retain an option to purchase the patents and Intellectual Property related to the GuardedID® and MobileTrust® software (the "Asset Purchase Agreement"). Effective January 28, 2016, Cyber Safety, finalized the purchase of the option to buy the keystroke encryption patents and Intellectual Property related to the GuardedID® and MobileTrust® software pursuant to the terms and conditions of the Asset Purchase Agreement for a purchase price of Nine Million Dollars ($9,000,000), which may be paid in the form of a promissory note due by and no later than September 30, 2020. Pursuant to the terms and conditions of the Asset Purchase Agreement, our license granted to Cyber Safety does not affect or impact existing distributor relationships. We, directly and through our distribution channel, will maintain the right to sell in the retail space in perpetuity. As a condition of the Asset Purchase Agreement, Cyber Safety will license the Malware Suite (as defined in the Asset Purchase Agreement) up to and until September 30, 2020. Pursuant to this license, Cyber Safety shall compensate us with fifteen percent (15%) of the net amount Cyber Safety receives (defined as the amount received by Cyber Safety from the sale or licensing of the Malware Suite), which amount may be increased to twenty percent (20%) under certain conditions for ProtectID®, and is subject to reduction for commissions and support costs that Cyber Safety will be obligated to pay StrikeForce.

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

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the reverse stock splits adopted by us as if the reverse had occurred at the beginning of the earliest period presented.

In June 2015, an increase of the authorized shares of our common stock from three billion (3,000,000,000) to five billion (5,000,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to our Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in July 2015.

SUMMARY OF FUNDED DEBT TRANSACTIONS FOR THE YEAR ENDED DECEMBER 31, 2015

During the year ended December 31, 2015, we issued unsecured convertible notes in an aggregate total of $67,000 to two unrelated parties pursuant to the terms and conditions of term sheets executed with investor firms at various times during 2015. Additionally, during the year ended December 31, 2015, we settled and transferred $25,000 of unsecured note balances to one unrelated party in the form of a convertible note for $25,000. Additionally, during the year ended December 31, 2015, twelve investor firms converted $245,040 of convertible notes, and $13,195 of accrued interest, into 22,691,904 shares of our common stock, pursuant to an exemption provided under Rule 144 of the Securities Act of 1933. The conversion prices ranged from $0.00024 per share to $39.00 per share.

During the year ended December 31, 2015, we issued unsecured notes in an aggregate total of $581,724 to four unrelated parties, of which $25,000 was used to pay down an open unsecured convertible note. Additionally, during the year ended December 31, 2015, we repaid a total of $68,414 of three unsecured notes to an unrelated party.

During the year ended December 31, 2015, we issued an unsecured note in an aggregate total of $19,875 to one related party.

Summary of Funded Debt

As of December 31, 2015, our company's open secured note balances were $289,973, net of discount on notes of $20,027, listed as follows:

•	$310,000 to an unrelated company - current portion = $103,333; long term portion = $206,667

As of December 31, 2015, our company's open unsecured promissory note balance was $2,385,809, listed as follows:

•	$50,000 to an unrelated individual - current term portion
•	$210,000 to an unrelated company - current portion
•	$1,475,000 to twenty unrelated individuals through term sheet with the StrikeForce Investor Group - current portion
•	$137,500 to an unrelated company - current portion
•	$12,000 to an unrelated company - current portion
•	$41,785 to an unrelated company - current portion
•	$16,324 to an unrelated company - long term portion
•	$408,000 to an unrelated company - current portion
•	$35,200 to an unrelated company - current portion

As of December 31, 2015, our company'sopen unsecured related party promissory note balances were $742,513, listed as follows:

•	$722,638 to our CEO - current portion
•	$19,875 to our CEO - long term portion

As of December 31, 2015, our company's open convertible secured note balances were $542,588, listed as follows:

•	$542,588 to DART (custodian for Citco Global and as assigned in 04/09 by YA Global and Highgate House Funds, Ltd.)

As of December 31, 2015, our company's open convertible note balances were $1,721,107, net of discount on convertible notes of $14,266, listed as follows (month/year):

•	$235,000 to an unrelated company (03/05 unsecured debenture) - current portion
•	$7,000 to an unrelated company (06/05 unsecured debenture) - current portion
•	$10,000 to an unrelated individual (06/05 unsecured debenture) - current portion
•	$40,000 to three unrelated individuals (07/05 unsecured debentures) - current portion
•	$5,000 to an unrelated individual (09/05 unsecured debenture) - current portion
•	$10,000 to an unrelated individual (12/05 unsecured debenture) - current portion
•	$30,000 to an unrelated individual (06/06 unsecured debenture) - current portion
•	$70,000 to an unrelated individual (09/06 unsecured debenture) - current portion
•	$3,512 to an unrelated individual (02/07 unsecured debenture) - current portion

•	$100,000 to an unrelated individual (05/07 unsecured debenture) - current portion
•	$100,000 to an unrelated individual (06/07 unsecured debentures) - current portion
•	$100,000 to an unrelated individual (07/07 unsecured debenture) - current portion
•	$120,000 to three unrelated individuals (08/07 unsecured debentures) - current portion
•	$50,000 to two unrelated individuals (12/09 unsecured debentures) - current portion
•	$30,000 to an unrelated company (03/10 unsecured debenture) - current portion
•	$103,387 to an unrelated company (01/12 unsecured debentures) - current portion
•	$75,000 to an unrelated company (03/12 unsecured debenture) - current portion
•	$36,500 to an unrelated company (11/13 unsecured debenture) - current portion
•	$50,000 to an unrelated company (12/13 unsecured debenture) - current portion
•	$40,000 to an unrelated company (12/13 unsecured debenture) - current portion
•	$83,851 to an unrelated company (03/14 unsecured debenture) - current portion
•	$16,440 to an unrelated company (04/14 unsecured debenture) - current portion
•	$6,511 to an unrelated company (04/14 unsecured debenture) - current portion
•	$15,860 to an unrelated company (04/14 unsecured debenture) - current portion
•	$7,500 to an unrelated company (05/14 unsecured debenture) - current portion
•	$85,078 to an unrelated company (05/14 unsecured debenture) - current portion
•	$56,001 to an unrelated company (06/14 unsecured debenture) - current portion
•	$32,685 to an unrelated company (07/14 unsecured debenture) - current portion
•	$24,862 to an unrelated company (08/14 unsecured debenture) - current portion
•	$27,376 to an unrelated company (10/14 unsecured debenture) - current portion
•	$26,250 to an unrelated company (10/14 unsecured debenture) - current portion
•	$78,750 to an unrelated company (10/14 unsecured debenture) - current portion
•	$7,070 to an unrelated company (10/14 unsecured debenture) - current portion
•	$9,740 to an unrelated company (02/15 unsecured debenture) - current portion
•	$42,000 to an unrelated company (02/15 unsecured debenture) - current portion

As of December 31, 2015, our company's open convertible note balances - related parties were $355,500, listed as follows:

•	$268,000 to our CEO - current portion
•	$57,500 to our VP of Technical Services - current portion
•	$30,000 to a relative of our CTO & one of our Software Developers - current portion

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

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to accounting for potential liabilities and the assumptions made in valuing stock instruments issued for services and derivative liabilities. Actual results could differ from those estimates.

Revenue Recognition Policy

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

Software, Services and Maintenance

Revenue from time and service contracts is recognized as the services are provided. Revenue from delivered elements of one-time charge licensed software is recognized at the inception of the license term, provided we have vendor-specific objective evidence of the fair value of each delivered element. Revenue is deferred for undelivered elements. We recognize revenue from the sale of software licenses when the four criteria discussed above are met. Delivery generally occurs when the product is delivered to a common carrier or the software is downloaded via email delivery or an FTP web site. We assess collection based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. We do not request collateral from customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.Revenue from monthly software licenses is recognized on a subscription basis.

ASP Hosted Cloud Services

We offer an Application Service Provider Cloud Service whereby customer usage transactions are invoiced monthly on a cost per transaction basis. The service is sold via the execution of a Service Agreement between us and the customer. Initial set-up fees are recognized over the period in which the services are performed.

Stock Compensation

We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We account for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board (FASB) whereas the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period. We account for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Options granted to non-employees are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of our stock option and warrant grants are estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model, and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

To determine the number of authorized but unissued shares available to satisfy outstanding convertible securities, we use a sequencing method to prioritize its convertible securities as prescribed by ASC 815-40-35. At each reporting date, we review our convertible securities to determine their classification is appropriate.

Recently Issued Accounting Pronouncements

Refer to Note 2 in the accompanying financial statements.

Additional Information

We file reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that we file with the Commission through the Commission's Internet site at www.sec.gov.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Please see pages F-1 through F-26.

StrikeForce Technologies, Inc.

December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

StrikeForce Technologies, Inc.

We have audited the accompanying balance sheet of StrikeForce Technologies, Inc. (the "Company") as of December 31, 2015, and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended December 31, 2015, the Company incurred a net loss and utilized cash flows in operations, and at December 31, 2015, had a shareholders' deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinberg and Company, P.A.

Los Angeles, California

April 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

StrikeForce Technologies, Inc.

We have audited the accompanying balance sheets of StrikeForce Technologies, Inc. (the "Company") as of December 31, 2014 and 2013 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Li and Company, PC

Li and Company, PC

Skillman, New Jersey

April 15, 2015

STRIKEFORCE TECHNOLOGIES, INC.
BALANCE SHEETS

	December 31, 2015	December 31, 2014

ASSETS
Current Assets:
Cash	$37,153	$13,129
Accounts receivable	18,524	38,507
Prepayments and other current assets	4,732	18,788

Total current assets	60,409	70,424

Property and equipment, net	4,184	5,522
Patents, net	15,910	17,965
Website development costs, net	-	1,500
Security deposit	8,684	8,684

Total Assets	$89,187	$104,095

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Current maturities of convertible notes payable, net	$2,263,695	$1,484,703
Convertible notes payable - related parties	355,500	355,500
Current maturities of notes payable, net	2,452,791	1,897,500
Current maturities of notes payable - related parties	722,638	722,638
Accounts payable	1,295,829	1,376,300
Accrued expenses	13,368	13,368
Accrued interest	3,921,004	3,375,681
Accrued salaries and payroll taxes	1,347,772	1,355,467
Derivative liabilities	989,019	1,415,402
Due to factor	209,192	209,192

Total current liabilities	13,570,808	12,205,751

Non-current Liabilities:
Convertible notes payable, net of current maturities	-	97,404
Notes payable, net of current maturities	222,991	-
Notes payable - related parties, net of current maturities	19,875	-

Total non-current liabilities	242,866	97,404

Total Liabilities	13,813,674	12,303,155

Commitments and contingencies

Stockholders' Deficit
Series A Preferred stock, no par value; 100 shares authorized;
3 shares issued and outstanding	987,000	987,000
Series B Preferred stock par value $0.10: 100,000,000 shares authorized;
175,338 and 142,004 shares issued and outstanding, respectively	17,534	14,200
Preferred stock series not designated par value $0.10: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.0001: 5,000,000,000 shares authorized;
22,711,924 and 2,454 shares issued and outstanding, respectively	2,271	1
Additional paid-in capital	22,526,096	22,249,882
Accumulated deficit	(37,257,388)	(35,450,143)

Total Stockholders' Deficit	(13,724,487)	(12,199,060)

Total Liabilities and Stockholders' Deficit	$89,187	$104,095

See accompanying notes to the financial statements

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS

	For the Year Ended Ended
	December 31, 2015	December 31, 2014

Revenue	$271,559	$324,807

Cost of revenue	8,441	9,658

Gross margin	263,118	315,149

Operating expenses:
Compensation	353,141	331,193
Professional fees	471,674	680,673
Selling, general and administrative expenses	286,864	283,016
Research and development	262,973	287,646

Total operating expenses	1,374,652	1,582,528

Loss from operations	(1,111,534)	(1,267,379)

Other (income) expense:
Interest and financing expense	545,324	320,644
Debt discount amortization	851,894	866,160
Change in fair value of derivative liabilities, net	(426,383)	895,969
Other (income) from settlement	(305,000)	-
Other (income) expenses	29,876	-

Other (income) expense, net	695,711	2,082,773

Income tax provision	-	78

Net loss	$(1,807,245)	$(3,350,230)

Net loss per common share - basic and diluted	$(0.47)	$(11,032.43)

Weighted average common shares outstanding -basic and diluted	3,845,454	304

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF CHANGE IN STOCKOLDERS' DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2014

	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2013	3	$987,000	-	$-	5	$1	$20,099,010	$(32,099,913)	$(11,013,902)

Sale of shares of series B preferred stock	-	-	142,004	14,200	-	-	198,800		213,000

Preferred stock discount due to convertible features	-	-	-	-	-	-	(14,830)	-	(14,830)

Issuance of shares of common stock and warrants for consulting services	-	-	-	-	-	-	1,713	-	1,713

Issuance of shares of common stock for conversions of convertible notes payable	-	-	-	-	2,127	-	657,882	-	657,882

Issuance of common shares in connection with the exercise of warrants					323	-	8,489		8,489

Reclassification of derivative liabilities due to conversion of convertible notes	-	-	-	-	-	-	1,298,818	-	1,298,818

Net loss	-	-	-	-	-	-	-	(3,350,230)	(3,350,230)

Balance at December 31, 2014	3	$987,000	142,004	$14,200	2,454	$1	$22,249,882	$(35,450,143)	$(12,199,060)

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF CHANGE IN STOCKOLDERS' DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2015

	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2014	3	$987,000	142,004	$14,200	2,454	$1	$22,249,882	$(35,450,143)	$(12,199,060)

Fair value of shares of common stock and warrants for consulting services	-	-	-	-	17,377	2	148	-	150

Fair value of shares of series B preferred stock for financing	-	-	33,334	3,334	-	-	46,666	-	50,000

Fair value of shares of common stock for conversions of convertible notes payable	-	-	-	-	22,691,902	2,268	225,922	-	228,190

Fair value of common shares in connection with the exercise of warrants	-	-	-	-	191	-	1,395	-	1,395

Fair value of stock options for non -employee services	-	-	-	-	-	-	2,083	-	2,083

Net loss	-	-	-	-	-	-	-	(1,807,245)	(1,807,245)

Balance at December 31, 2015	3	$987,000	175,338	$17,534	22,711,924	$2,271	$22,526,096	$(37,257,388)	$(13,724,487)

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014

Cash flows from operating activities:
Net (loss)	$(1,807,245)		$(3,350,230)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	7,247		9,038
Amortization of discount on notes payable	937,167		1,126,800
Change in fair value of derivative financial instruments	(487,404)		432,960
Interest expense	545,323
Reclassification of derivative liability from equity to other income	-		-
Fair value of stock options for employee services			-
Fair value of common stock, options and warrants for consulting services	2,233		1,469
Changes in operating assets and liabilities:
Accounts receivable	19,983		947
Prepaid expenses	14,056		12,499
Accounts payable	(80,471)		139,135
Accrued expenses	(7,695)		472,193
Garnishment withheld			1,777
Common stock to be issued	-		(1)
Net cash used in operating activities	(856,806)		(1,153,413)

Cash flows from investing activities:
Purchases of property and equipment	(2,354)		(5,517)

Net cash used in investing activities	(2,354)		(5,517)

Cash flows from financing activities:
Proceeds from sale of series B preferred stock	25,000		213,000
Proceeds from convertible notes payable	67,000		901,500
Proceeds from notes payable - related parties	19,875		-
Repayment of convertible notes payable	(25,000)		-
Proceeds from secured notes payable	310,000		-
Proceeds from notes payable	539,524		50,000
Repayment of notes payable	(53,215)		-

Net cash provided by financing activities	883,184		1,164,500

Net change in cash	24,024		5,570

Cash at beginning of the year	13,129		7,559

Cash at end of the year	$37,153		$13,129

Supplemental disclosure of cash flow information:
Interest paid	$78		$78
Income tax paid	$-		$-

Non-cash investing and financing activities:
Common shares issued for conversion of debt and accrued interest	$228,190		$658,094
Common shares issued for exercise of warrants	$1,395		$8,521
Preferred stock discount due to convertible feature	$-		$(14,830)
Debt discount due to convertible feature	$61,021		$1,761,827
Debt discount on note payable	$27,000	$
Reclassification of derivative liability to equity	$-		$1,298,818
Issuance of series B preferred stock in connection with secured notes payable recognized as debt discount	$25,000		$-
Issuance of common stock for common stock to be issued	$-		$(1)

See accompanying notes to the financial statements.

StrikeForce Technologies, Inc.

December 31, 2015 and 2014

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

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the reverse stock splits adopted by the Company as if the reverses had occurred at the beginning of the earliest period presented.

Liquidity and Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the year ended December 31, 2015, the Company incurred a net loss of $1,807,245, used cash in operations of $856,806, and at December 31, 2015, had a stockholders' deficit of $13,724,487.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2015, the Company had cash on hand in the amount of $37,153. Subsequent to December 31, 2015, as part of the settlement of a litigation matter against an outside party, the Company received a payment of $4.9 million, net of legal fees, which will be was recorded as other income in the first quarter of 2016. In addition subsequent to December 31, 2015, the Company repaid approximately $1.8 million of convertible and notes payable principal and accrued interest, and converted approximately $247,000 of convertible notes and accrued interest into 2.1 billion shares of the Company's common stock. Management estimates that the current funds on hand will be sufficient to continue operations through the next twelve months. The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise additional funds and implement its business plan. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business. Currently, management is attempting to increase revenues and improve gross margins by a revised sales strategy. The Company is redirecting its sales focus from direct sales to domestic and international sales channel, where the Company is primarily selling through a channel of Distributors, Value Added Resellers, Strategic Partners and Original Equipment Manufacturers. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to continually increase its customer base and realize increased revenues from recently signed contracts. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

Note 2 - Summary of Significant Accounting Policies

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to accounting for potential liabilities and the assumptions made in valuing stock instruments issued for services and derivative liabilities. Actual results could differ from those estimates.

Revenue Recognition Policy

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

Patent Costs

Patent costs consist of patent-related legal and filing fees for internally developed patents and costs to acquire patents. Patent cost is amortized over its legal life, or estimated useful life, or the term of the contract, whichever is shorter. The legal lives of the patents are generally 17 to 20 years for domestic patents and 5 to 20 years for foreign patents.

Long-lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made.

The Company had no such asset impairments at December 31, 2015 and 2014.

Income Taxes

The Company accounts for income taxes using the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Stock Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board (FASB) whereas the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Options granted to non-employees are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company's stock option and warrant grants are estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model, and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

To determine the number of authorized but unissued shares available to satisfy outstanding convertible securities, the Company uses a sequencing method to prioritize its convertible securities as prescribed by ASC 815-40-35. At each reporting date, the Company reviews its convertible securities to determine their classification is appropriate.

Fair Value of Financial Instruments

Effective January 1, 2008, fair value measurements are determined by the Company's adoption of authoritative guidance issued by the FASB, with the exception of the application of the statement to non-recurring, non-financial assets and liabilities as permitted. The adoption of the authoritative guidance did not have a material impact on the Company's fair value measurements. Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.

Level 3—Unobservable inputs based on the Company's assumptions.

The Company is required to use of observable market data if such data is available without undue cost and effort.

As of December 31, 2015 and 2014, the Company's balance sheets included the fair value of derivative liabilities of $989,019 and $1,415,402, respectively, which were based on Level 2 measurements.

The recorded amounts for accounts payable, accrued expenses and convertible debentures approximate their fair value due to their short term nature.

Loss per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution, using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the Company. In computing diluted loss per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants.

For the years ended December 31, 2015 and 2014, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. The potentially dilutive securities consisted of the following as of:

	December 31,
	2015	2014
Options	1,000,001	154
Warrants	30	4
Shares issuable on conversion of notes	291,470	551
	1,291,501	709

Advertising, Sales and Marketing Costs

Advertising, sales and marketing costs are expensed as incurred and are included in sales and marketing expenses. For the years ended December 31, 2015 and 2014, advertising, sales and marketing expenses were $75,591 and $57,400, respectively.

Research and Development Costs

Costs incurred for research and development are expensed as incurred. The salaries, benefits, and overhead costs of personnel conducting research and development of the Company's software products comprise research and development expenses. Purchased materials that do not have an alternative future use are also expensed.

For the years ended December 31, 2015 and 2014, research and development costs were $262,973 and $287,646, respectively.

Significant Concentrations

For the year ended December 31, 2015, sales to one customer comprised 66% of revenues. For the year ended December 31, 2014, sales to two customers comprised 46% and 23% of revenues, respectively. At December 31, 2015, two customers comprised 67% and 17% of accounts receivable, respectively. At December 31, 2104, three customers comprised 42%, 36%, and 12% of accounts receivable, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consisted primarily of cash and accounts receivable. From time to time, the amount of the Company's cash on deposit may exceed the federally insured limits. Management believes that the financial institution that holds the Company's cash is financially sound and, accordingly, minimal credit risk exists. The Company does not require collateral and maintains reserves for potential credit losses related to its accounts receivables. Such losses have historically been immaterial and have been within management's expectations.

Recent Accounting Pronouncements

In August, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company's financial statements and disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of ASU 2016-02 on the Company's financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statement presentation or disclosures.

Note 3 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	December 31, 2015	December 31, 2014

Computer equipment	$76,953	$76,952

Computer software	28,988	26,634

Furniture and fixture	10,157	10,157

Office equipment	16,511	16,511

	132,609	130,254

Less accumulated depreciation	(128,425)	(124,732)

	$4,184	$5,522

Depreciation expense for the year ended December 31, 2015 and 2014 was $3,692 and $3,983, respectively.

Note 4 - Patents

Patents, stated at cost, less accumulated amortization, consisted of the following:

	December 31, 2015	December 31, 2014

Patents	22,329	22,329

Accumulated amortization	(6,419)	(4,364)

	$15,910	$17,965

Amortization expense for the years ended December 31, 2015 and 2014 was $2,055 and $2,054, respectively.

Note 5 - Convertible Notes Payable

Convertible notes payable consisted of the following:

	December 31, 2015	December 31, 2014
Secured
(a) DART	$542,588	$542,588

Unsecured
(b) Convertible notes with fixed conversion features	910,512	910,512
(c) Convertible notes with adjustable conversion features	824,861	995,168
Total convertible notes	2,277,961	2,448,268
Discount on convertible notes	(14,266)	(866,161)
Convertible notes, net of discount	2,263,695	1,582,107
Long-term portion	-	(97,404)

Convertible notes, current maturities	$2,263,695	$1,484,703

_________________

(a)

At December 31, 2015, $542,588 in aggregate principal amount of the DART/Citco Global debentures was issued and outstanding and are secured through the note holder's claim on the Company's intellectual property. The secured convertible debentures are past maturity. Due to the adjustable conversion price feature of the secured convertible debentures, our obligation to issue shares upon conversion of the secured convertible debentures owed to DART is potentially limitless. DART did not process any conversions in fiscal 2015 or 2014 and the Company has been in contact with the note holder who has indicated that it has no present intention of exercising its right to convert the debentures into shares of the Company's common stock. In connection with the secured convertible debentures with DART/Citco Global, we granted DART/Citco Global a secured interest in all of our assets. Under the terms of the secured debentures, we are restricted in our ability to issue additional securities as long as any portion of the principal or interest on the secured debentures remains outstanding. During 2015 or 2014, we did not obtain DART/Citco Global's written consent related to any of our financing agreements.

(b)

Convertible notes payable consisted of fourteen unsecured convertible notes ranging in interest rates of 0% per annum to 18% per annum. The notes are convertible at a fixed amount into 44 shares of the Company's common stock, at fixed per share amounts ranging from $1,950,000 to $9,750,000,000 per share, as defined in the agreements. The notes were due in various dates through 2015 and are all currently in default. The company is currently pursuing settlements with certain of the holders.

(c)

Convertible notes payable with adjustable conversion features consisted of twenty-one unsecured convertible notes ranging in interest rates of 4% per annum to 12% per annum. Certain of the notes carry default interest rates up to 24% per annum. The remaining principal balance of the Convertible notes included $13,581 of notes originally issued to non-related third parties from September 29, 2006 to January 23, 2009, and sold to the investors with no additional consideration to the Company. All of the notes were due in various dates through 2015 and are all currently in default except for $135,591 of notes which are due in 2016. The Company is currently pursuing settlements with certain of the holders.

The Notes are convertible into shares of Common Stock of the Company at the option of the holder commencing on various dates following the issuance date of the Notes and ending on the later of the maturity date or date of full payment of principal and interest. The principal amount of the Notes along with, at the holder's option, any unpaid interest and penalties, are convertible at price per share at discounts ranging from 40% to 60% of the Company's Common Stock trading market price during a certain time period, as defined in the agreements. In addition, the conversion prices are subject to adjustment in certain events, such as in conjunction with any sale, conveyance or disposition of all or substantially all of the Company's assets or consummation of a transaction or series of related transactions in which the Company is not the surviving entity.

The Company considered the current FASB guidance of "Contracts in Entity's Own Stock" which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability of whether or not within the issuers' control means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that the conversion prices of the Notes were not a fixed amount because they were subject to an adjustment based on the occurrence of future offerings or events. In addition, the Company determined that instruments with floor prices ranging from $0.004 to $0.015 were de minimus and in substance not indexed to the Company's own stock. As a result, the Company determined that the conversion features of the Notes were not considered indexed to the Company's own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance. The Company records debt discount to the face amount of the notes, and any excess is recorded as a derivative liability.

During the year ended December 31, 2015, the Company issued $67,000 of convertible notes with interest at 10% per annum and maturing through February 2016. The notes are convertible are convertible into shares of the Company's common stock at a price per share discount ranging from 40% to 42% of the Company's common stock trading market price during a certain time period, as defined in the agreements.

During the year ended December 31, 2015, note holders converted an aggregate of $245,040 of principal and $13,195 of accrued interest into 22,691,904 shares of the Company's common stock at conversion prices ranging from $0.00024 to $39.00 per share. During the year ended December 31, 2014, note holders converted an aggregate of $925,209 of principal and $34,348 of accrued interest into 2,127 shares of the Company's common stock at conversion prices ranging from $37.70 to $72,280.00 per share. Subsequent to December 31, 2015, approximately $247,000 of convertible notes and accrued interest were converted into 2.1 billion shares of the Company's common stock.

Note 6 - Convertible Notes Payable – Related Parties

Convertible notes payable - related parties consisted of twelve unsecured convertible notes payable: six to the Company's Chief Executive Officer, for $268,000, at a compounded interest rate of 8% per annum; two to the Company's VP of Technology, for $57,500, interest ranging from prime plus 2% to prime plus 4% per annum; and four to a Developer who is the spouse of the Company's Chief Technology Officer, for $30,000, at a compounded interest rate of 8% per annum. All of the notes are convertible at a fixed conversion price of $9,750,000,000 per share, as defined in the agreements, and have extended due dates of December 31, 2016. The balance of the outstanding convertible notes payable - related parties was $355,500 and $355,500 as of December 31, 2015 and 2014, respectively. At December 31, 2015, all convertible notes payable-related parties are current liabilities.

At December 31, 2015 and 2014, accrued interest due for the convertible notes – related parties was $391,001 and $339,812, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for convertible notes payable – related parties for the year ended December 31, 2015 and 2014 was $51,189 and $47,363, respectively.

Note 7 - Notes Payable

Notes payable consisted of the following:

	December 31, 2015	December 31, 2014
Secured
(a) H. Group Partners, Inc.	$310,000	$-
(b) Promissory note - factoring	35,200	-

Unsecured
(c) Promissory notes – various parties	875,609	397,500
(d) Promissory notes – StrikeForce Investor Group	1,475,000	1,500,000

Total notes payable	2,695,809	1,897,500
Discount on secured notes payable	(20,027)	-
Notes payable, net of discount	2,675,782	1,897,500
Long-term portion	(222,991)	-

Promissory notes, current maturities	$2,452,791	$1,897,500

_______________

(a)

In May 2015, per the terms of a Security Agreement, the Company executed a secured promissory note with an unrelated party for $310,000, bearing interest at 10% per annum maturing in equal thirds on March 31, 2016, March 31, 2017 and March 31, 2018. The note is secured through the note holder's first position claim on the Company's intellectual property, accounts, fixtures and property. The proceeds of the note were received by the Company through April 2015. As inducement to make the loan, the note holder received 16,667 shares Series B preferred stock at $1.50 per share, valued at $25,001, in May 2015, that are convertible into shares of the Company's common stock at a 30% discount to current market value, defined as the average of the immediately prior five trading day's closing prices upon receipt of a conversion notice. The Series B preferred shares can be converted at any time after six months from the date of issuance, but only once every 30 days. The conversion feature contains an embedded derivative (see Note 10).

(b)

In October 2015, the Company entered into a promissory note agreement with a funder whereby the Company has the option to sell certain of its future receipts from accounts receivables to the funder. The Company executed a note for $50,400 with the funder. The Company will make 126 daily loan payments of $400 each, and the funder has a security interest in all accounts, chattel paper, equipment, general intangibles, instruments and inventory, as defined, until the promissory note is repaid. As of December 31, 2015, the Company has repaid $15,200 of the note.

(c)

Notes payable consists of twenty unsecured promissory notes ranging in interest rates of 0% per annum to 10% per annum. During the year ended December 31, 2015, the Company issued unsecured promissory notes for $534,324 to three unrelated parties, interest up to 8% per annum, maturing through July 2017. One note, for $408,000 and due December 2016, was issued in relation to an asset purchase and licensing agreement (see Note 15). Notes in the amount of $397,500 were due in various dates through 2015 and are currently in default. Certain of the notes carry default interest rates up to 14% per annum. The Company is currently pursuing settlements with certain of the holders.

(d)

Consists of seventy units, with each unit consisting of a 10% promissory note of $25,000, matured in 2011, and currently in default, with a 10% discount rate, and 1 non-dilutable (for one (1) year) restricted share of the Company's common stock, at market price. The Company is currently pursuing extensions on the remaining twenty-one notes.

At December 31, 2015 and 2014, accrued interest due for the notes was $1,731,874 and $1,539,206, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for notes payable for the year ended December 31, 2015 and 2014 was $192,668 and $209,371, respectively. At December 31, 2015, accrued interest due for the secured note was $20,808 and included in accrued expenses in the accompanying balance sheets. Interest expense for secured note payable for the year ended December 31, 2015 was $20,808. At December 31, 2014, there was no accrued interest or interest expense.

Principal maturities of non-current notes payable, outstanding at December 31, 2015, were as follows:

Amount
2017	$119,657
2018	103,334
Total	$222,991

Note 8 - Notes Payable – Related Parties

Notes payable- related party consist of eighteen unsecured notes payable to the Company's Chief Executive Officer ranging in interest rates of 0% per annum to 10% per annum. All of the notes have extended due dates of December 31, 2016, and are shown as current liabilities except for one note, for $19,875, which is due in 2017. The balance of the outstanding notes payable - related party was $742,513 and $722,638 as of December 31, 2015 and 2014, respectively.

At December 31, 2015 and 2014, accrued interest due for the notes – related party was $548,653 and $492,573, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for notes payable - related parties for the year ended December 31, 2015 and 2014 was $56,080 and $56,080, respectively.

Note 9 - Derivative Financial Instruments

Under authoritative guidance issued by the FASB, instruments which do not have fixed settlement provisions, are deemed to be derivative instruments. The conversion feature of the certain of the Company's convertible notes payable and liabilities payable in shares (described in Note 5 through 7 above) did not have fixed settlement provisions because the ultimate determination of shares to be issued could exceed current available authorized shares.

In accordance with the FASB authoritative guidance, the conversion feature of the financial instruments was separated from the host contract and recognized as a derivative instrument. The conversion feature of the financial instruments had been characterized as a derivative liability and was re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At December 31, 2015, the fair value of the derivative liabilities was determined through use of a probability-weighted Black-Scholes-Merton valuation model, based on the following assumptions: (i) volatility rate of 100%, (ii) discount rate of 0.16% (iii) zero expected dividend yield, and (iv) expected life ranging from 0.25 to 5 years. The risk-free interest rate was based on rates established by the Federal Reserve Bank. The expected life of the exercise feature of the warrants was based on the remaining term of the notes, warrants, and preferred stock. The expected dividend yield was based on the fact that the Company has not customarily paid dividends in the past and does not expect to pay dividends in the future.

At December 31, 2014, the Company utilized a third party valuation consultant to assist the Company in determining the fair value of its derivative financial instruments related to convertible notes, preferred stock, and warrants, based on the following assumptions generally for notes or warrants; Initial conversion price of 40%-60% of the average bid price, as defined; projected volatility in the range of 486% to 491%; an event of default would occur 1% of the time, increasing 1.00% per month to a maximum of 10%; The company would redeem the notes (some notes at 130% on average in the first 90 days and 145% on average from 91 to 180 days or 150%) the notes projected initially at 0% of the time and increase monthly by 2.0% to a maximum of 10.0% (from alternative financing being available for a redemption event to occur); and the holder would not automatically convert the note at the maximum of 2 times the conversion price.

As noted above, for the year ended December 31, 2015, the Company utilized the probability-weighted Black-Scholes-Merton valuation mode to value its derivatives, whereas in the prior period a lattice model was utilized. To meet the fair value objective of valuation, a company should select a technique or model that (a) is applied in a manner that is consistent with the fair value measurement objective and other requirements of FASB ASC 815 or other literature, (b) is based on established principles of financial economic theory and generally applied in that field and (c) reflects all substantive characteristics of the instrument. Management believes the probability-weighted Black-Scholes-Merton valuation model utilized meets all three of these requirements. Further, SEC Codification of Staff Accounting Bulletins Topic 14: Share-Based Payment (used by analogy to stock based derivative instruments) states the SEC would not object to a company changing its valuation technique or model and such change would not be considered a change in accounting principle. Management's basis for changing methodologies included: (1) its conclusion that the probability-weighted Black-Scholes-Merton valuation model would meet the fair value objective for these types of derivatives; (2) the simplicity and transparency of the probability-weighted Black-Scholes-Merton valuation model, including the Company's disclosure of all input assumptions, provides the user of the financial statements the benefit of more clearly understanding managements judgments and estimates utilized in valuing these instruments in comparison to the more complex and less transparent lattice binomial model; and (3) cost benefit considerations in preparing the estimates, considering that both methodologies (Black Scholes Merton and the lattice model) are acceptable for valuing instruments with these characteristics.

Note 10 - Preferred and Common Stock Transactions

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

Series A Preferred Stock

In February 2011, the Company issued three (3) shares of non-convertible Series A preferred stock valued at $329,000 per share, or $987,000 in aggregate, for voting purposes only, to the three members of the management team at one share each. The issued and outstanding shares of the Series A preferred stock have voting rights equal to eighty percent of the total issued and outstanding shares of the Company's common stock. This effectively provided the management team, upon retention of their Series A Preferred Stock, voting control on matters presented to the shareholders of the Company. They have each irrevocably waived their conversion rights relating to the Series A preferred shares issued.

Series B Preferred Stock

In July 2015, the Company sold subscriptions to one individual for the purchase of shares of its Series B preferred stock at $1.50 per share. The Company sold a total of 16,667 shares, for $25,000, that are convertible into shares of its common stock at a 40% discount to current market value, as defined with a minimum price level set by the Company's Board of Directors at $0.005.

In May 2015, as an inducement to execute a secured promissory note, the note holder received 16,667 shares Series B preferred stock at $1.50 per share, valued at $25,001,that are convertible into shares of the Company's common stock at a 30% discount to current market value, as defined with a minimum price level set by the Company's Board of Directors at $0.005.

In 2014, the Company sold subscriptions to individuals for the purchase of shares of its Series B preferred stock at $1.50 per share. The Company sold a total of 142,004 shares, for $213,000, that are convertible into shares of its common stock at a 40% discount to current market value, as defined with a minimum price level set by the Company's Board of Directors at $0.005. As of December 31, 2015, there were 175,338 shares of Series B Preferred Stock issued and outstanding, 16,667 shares which convert to common shares at a 30% market discount, and 158,617 shares which convert at a 40% market discount, as defined. The Series B preferred shares can be converted at any time after six months from the date subscribed or issued, with one conversion allowed per a 30 day period.

Common Stock

In June 2015, an increase of the authorized shares of the Company's common stock from three billion (3,000,000,000) to five billion (5,000,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to the Company's Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in July 2015.

During the year ended December 31, 2015, the Company issued an aggregate of 22,709,470 shares of its common stock as follows:

•	Convertible note holders converted $228,190 of principal and $13,195 of accrued interest into 22,691,902 shares of common stock at conversion prices ranging from $0.00024 to $39.00 per share.
•

The Company issued 17,377 shares of common stock, valued in aggregate of $150, including 15,018 shares issued for services valued at $123, and 2,360 shares valued at $23 that were issued for rounding shares related to the stock splits of the Company's issued and outstanding shares of common stock in 2015.

•	The Company issued 191 shares of common stock to warrant holders that exercised 1 warrant at $1,395 per share.

During the year ended December 31, 2014, the Company issued an aggregate of 2,454 shares of its common stock as follows:

•

Convertible note holders converted an aggregate of $657,882 of principal and $34,348 of accrued interest into 2,127 shares of the Company's common stock at conversion prices ranging from $37.70 to $72,280.00 per share.

•	The Company issued 323 shares of common stock to warrant holders that exercised 1 warrant at $8,489 per share.

Note 11 - Warrants

The table below summarizes the Company's warrant activities through December 31, 2015:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, January 1, 2014	33	$1,462,500-9,750,000,000	$155,025,000	$1,105,250	$-
Granted	2	$695,000-312,000,000	$2,651,000	$19,949	$-
Exercised	(1)	$35,159,000	-	$(8,521)	$-
Expired	(2)	$19,500,000–9,750,000,000	$86,314,000	$(528,199)	$-

Balance, December 31, 2014	32	$695,000-9,750,000,000	$25,486,000	$588,479	$-
Granted	-	-	-	-	$-
Canceled	(-)	-	-	-	-
Exercised	(1)	$39.00	$39.00	(1,395)	-
Expired	(1)	$19,500,000-39,000,000	$587,918	$(83,404)	$-

Balance, December 31, 2015	30	$695,000-9,750,000,000	$10,430,000	$509,262	$-

Vested and exercisable, December 31, 2015	30	$695,000-9,750,000,000	$25,495,000	$509,262	$-

Unvested, December 31, 2015	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2015:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$9,750,000,000	1	0.15	$9,750,000,000	1	0.15	$9,750,000,000

$695,000 - 312,000,000	29	0.88	$25,318,000	29	0.88	$25,318,000

$695 - $9,750,000	30	0.88	$25,495,000	30	0.88	$25,495,000

Note 12 - Options

In August 2015, the Company awarded options to purchase 1,000,000 shares of its common stock to an unrelated consultant, exercisable at $0.0005 per share. The options expire in August 2017, and vested over a four month period. The fair value of these options was determined using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 387%, (ii) discount rate of 0.67%, (iii) zero expected dividend yield, and (iv) expected life of 2 years. The risk-free interest rate was based on rates established by the Federal Reserve Bank. The expected life of the exercise feature of the options was based on the remaining term of the options. The expected dividend yield was based on the fact that the Company has not customarily paid dividends in the past and does not expect to pay dividends in the future. The fair value of $2,083 was expensed during 2015.

The table below summarizes the Company's 2004 Incentive Plan and 2012 Stock Incentive Plan activities through December 31, 2015:

	Number of Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, January 1, 2014	4	$2,242,500–9,750,000,000	$12,646,000	$2,799,653	$-

Granted	-	$-	$-	$-	$-

Expired	(1)	$9,750,000,000	$9,750,000,000	$(14,840)	$-

Balance, December 31, 2014	3	$2,242,500-9,750,000,000	$12,650,000	$2,775,163	$-

Granted	1,000,000	$0.0005	$0.0005	$10,000	$-

Balance, December 31, 2015	1,000,003	$0.0005-9,750,000,000	$2.00	$2,785,163	$-

Vested and exercisable, December 31, 2015	208,334	$0.0005-9,750,000,000	$2.00	$2,777,246	$-

Unvested, December 31, 2015	791,669	$0.0005	$0.0005	$7,917	$-

As of December 31, 2015, options to purchase an aggregate of 3 shares of common stock were outstanding under the 2004 incentive plan and 2012 Stock Incentive Plan and there were 5,500,000 shares remaining available for issuance.

The following table summarizes information concerning 2004 Incentive plan and 2012 Stock Incentive Plan as of December 31, 2015:

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

Note 13 - Other Income

In March 2015 the Company entered into a settlement agreement relating to a lawsuit with a former channel partner. In September 2015, the Company and the former channel partner amended the settlement agreement. In accordance with the amended settlement agreement the Company received payments totaling $305,000 which have been reflected as other income in the accompanying statement of operations.

Note 14 - Income Tax Provision

The Company has no tax provision for any period presented due to our history of operating losses. As of December 31, 2015, the Company had deferred tax assets of approximately$6,435,772, resulting from certain temporary differences and net operating loss("NOL")carry-forwards of approximately $18,928,742, which are available to offset future taxable income, if any, through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as management has determined that their realization is not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Components of deferred tax assets as of December 31, 2015 and 2014 are as follows:

	December 31, 2015	December 31, 2014
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	$6,435,772	$6,250,388

Less valuation allowance	(6,435,772)	(6,250,388)

Deferred tax assets, net of valuation allowance	$-	$-

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the year ended December 31, 2015	For the year ended December 31, 2014

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

The Company's operations are based in New Jersey and it is subject to federal and New Jersey state income tax. Tax years subsequent to 2008 are open to examination by United States and state tax authorities.

The Company adopted accounting rules which address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under these rules, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. These accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2015, no liability for unrecognized tax benefits was required to be recorded.

Note 15 - Commitments and Contingencies

Payroll Taxes

At December 31, 2015, the Company recorded $53,901 of payroll taxes, of which approximately $45,000 were delinquent. The Company had also recorded $32,462 of estimated penalties and interest on the delinquent payroll taxes.

Lease Agreement

The Company operates from a leased office in New Jersey. Per the terms of the lease agreement with the landlord, the Company pays a monthly base rent of $3,807 commencing on July 1, 2009 through the lease termination date of January 31, 2016. In November 2015, the lease was extended for three years to January 31, 2019. The Company will pay a monthly base rent of $4,067 from February 2016 thru January 2017, $4,190 from February 2017 thru January 2018 and $4,316 from February 2018 thru January 2019.

Future minimum payments required under this non-cancelable operating lease were as follows:

Year ending December 31:

2016	$48,548

2017	50,162

2018	51,662

2019	4,316

$154,688

Consulting Agreements

In 2014, the Company entered into consulting agreements with a firm whereby the consultant will assist the Company in obtaining investors. The consultant will receive a commission of 10% cash per deal, plus warrants to purchase shares of the Company's common stock, to be negotiated per deal, of all financing raised as a result of the consultant's efforts. For the year ended December 31, 2015, the consultant received cash commissions of $49,700 as a result of financing raised relating to the agreements. For the year ended December 31, 2014, the Company issued warrants to purchase 1 share of its common stock, exercisable at $19,500 per share, to the consultant per the terms of the agreement. The warrant shares have a 50% exercise price premium and expire three (3) years from the date of issuance.

Licensing Agreement

On August 24, 2015, the Company entered into an asset purchase and licensing agreement with Cyber Safety, Inc., a New York corporation ("Cyber Safety") to license and retain an option to purchase the patents and Intellectual Property related to the GuardedID® and MobileTrust® software for a purchase price of $9 million, which may be paid in the form of a promissory note due September 30, 2020. Pursuant to the terms of the Asset Purchase Agreement, Cyber Safety will license and have the option to purchase the white label version of the "GuardedID®" software for up to $120,000 of development and the MobileTrust® software products. The Company's license granted to Cyber Safety does not affect or impact existing distributor relationships. The Company, directly and through its distribution channel, will maintain the right to sell in the retail space in perpetuity.

As a condition of the Asset Purchase Agreement, Cyber Safety will license the Malware Suite, as defined, to September 30, 2020. Pursuant to this license, Cyber Safety shall pay the Company 15% of the net amount Cyber Safety receives, as defined, from the sale or licensing of the Malware Suite, which amount may be increased to 20% under certain conditions, and is subject to reduction for commissions and support costs Cyber Safety will pay the Company (see Note 16). In conjunction with the licensing, the Company has executed a Distributor and Reseller Agreement with Cyber Safety, dated August 24, 2015. In conjunction with the licensing and the option to purchase, Cyber Safety loaned the Company $408,000 (see Note 7).

Due to Factor

In March 2007, the Company entered into a sale and subordination agreement with a factoring firm whereby the Company sold its rights to two invoices, from February 2007 and March 2007, totaling $470,200 to the factor. Upon signing the agreement and providing the required disclosures, the factor remitted $197,450 to the Company, including $144,440 of the February 2007 invoice and $53,010 of the March 2007 invoice. In September 2007, the February 2007 factored invoice was deemed uncollectible and in December 2007, the March 2007 factored invoice was deemed uncollectible. In February 2008, the Company and the factor agreed to a total settlement amount of $75,000 in September 2008, unless both parties mutually agreed to extend the due date. In September 2008, the Company and the factor reached a verbal agreement to extend the due date to December 31, 2008. The Company is currently pursuing a further extension. As of December 31, 2015, the balance due to the factor by the Company was $209,192 including interest.

Litigation

On March 28, 2013 the Company initiated patent litigation against an outside party. As of March 31, 2015, the case was in full discovery, the pre-trial hearing was held, and the deliberations were continuing. Mediation took place in May 2015 to discuss a potential settlement, and on January 15, 2016, the parties reached a settlement in the matter. As part of the settlement, the Company will receive a payment of $4.9 million, net of legal fees, which will be recorded as other income in the first quarter of 2016.

Note 16 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Repayment of Unsecured Convertible Notes Payable

Subsequent to December 31, 2015, the Company repaid $623,351 of principal and $218,350 of accrued interest and/or fees of unsecured convertible notes to nine unrelated parties, which resulted in the extinguishment of approximately $637,330 of derivative liabilities.

Repayment of Unsecured and Secured Notes Payable

Subsequent to December 31, 2015, the Company received proceeds of $75,000 from one unsecured note payable, and repaid $465,000 of principal of unsecured notes to two unrelated parties.

Subsequent to December 31, 2015, the Company repaid $310,000 of principal and $228,171 of accrued interest and fees of a secured note to one unrelated party.

Issuance of shares of Common Stock upon conversion of convertible notes

Subsequent to December 31, 2015, convertible note holders converted a total of $151,169 principal and $95,947 of accrued interest into 2,105,237,983 shares of the Company's common stock at conversion prices ranging from $0.000058 to $0.0003 per share. The Company also issued 7,500 shares of common stock valued at $5, or $0.00067 per share, for services.

Compensation

In January 2016, the Company's Board of Directors increased the base salaries of the Company's officers and employees, including its named executive officers, such that the new salaries are comparable to similarly situated companies. Consequently, the base salaries of the Company's officers have been set at $150,000 per annum. Other employees were granted increases to between $105,000 and $125,000 per annum. Additionally, the Company's officers forgave an aggregate total of $699,000 of accrued payroll owed to them by the Company.

Licensing Agreement

In January 2016, Cyber Safety, finalized the purchase of the option to buy the keystroke encryption patents and Intellectual Property related to the GuardedID® and MobileTrust® software pursuant to the terms and conditions of an asset purchase agreement, executed in August 2015, for a purchase price of $9 million, which may be paid in the form of a promissory note due by and no later than September 30, 2020. Pursuant to the terms and conditions of the asset purchase agreement, the Company's license granted to Cyber Safety does not affect or impact its existing distributor relationships. The Company, directly and through our distribution channel, will maintain the right to sell in the retail space in perpetuity. As a condition of the asset purchase agreement, Cyber Safety will license the Malware Suite (as defined in the Asset Purchase Agreement) up to and until September 30, 2020. Pursuant to this license, Cyber Safety shall pay the Company 15% of the net amount Cyber Safety receives, as defined, which amount may be increased to 20% under certain conditions for ProtectID®, and is subject to reduction for commissions and support costs that Cyber Safety will be obligated to pay to the Company (see Note 15).

ITEM 9. CHANGE IN ACCOUNTANTS

On March 21, 2016, we dismissed Li and Company, P.C. as our independent registered public accounting firm as Li and Company determined not to perform public company audits going forward. On March 21, 2016, we engaged Weinberg and Company, P.A. as our new independent registered public accounting firm.

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

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer ("CEO"), of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2015. Based upon that evaluation, our CEO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below.

Management's Report on Internal Control Over Financial Reporting

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) as of December 31, 2015. Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework (2013), is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base their assessment.

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

A material weakness is a control or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of December 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.

We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the year ending December 31, 2015. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.

Our board of directors has no independent director or member with financial expertise which causes ineffective oversight of our external financial reporting and internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS.

The following sets forth our executive officers and/or Directors, their ages, and all offices and positions held with us.

Name	Age	Position

Mark L. Kay	67	Chief Executive Officer and Chairman of the Board of Directors
Philip E. Blocker	59	Chief Financial Officer
Ramarao Pemmaraju	55	Chief Technical Officer and Director
George Waller	58	Executive Vice President and Marketing Director

Our Directors hold their offices until the next annual meeting of the shareholders and until their successors have been duly elected and qualified or until their earlier resignation, removal of office or death. Our executive officers are elected by the Board of Directors to serve until their successors are elected and qualified.

The following is a brief description of the business experience of our executive officers who are also the Directors and significant employees:

Mark L. Kay, Chief Executive Officer and Chairman of the Board of Directors

Mr. Kay joined StrikeForce as our CEO in May 2003 following his retirement at JPMorganChase & Co. In December 2008, a majority of the Board of Directors, by written consent, eliminated the position of our President, with those responsibilities being assumed by Mr. Kay. A majority of the Board of Directors also appointed Mr. Kay as the Chairman of the Board in December 2008. Prior to joining StrikeForce Mr. Kay was employed by JPMorganChase & Co. from August of 1977 until his retirement in December 2002, at which time he was a Managing Director of the firm. During his tenure with JPMorganChase & Co. Mr. Kay led strategic and corporate business groups with global teams up to approximately 1,000 people. His responsibilities also included Chief Operations Officer, Chief Information Officer, and Global Technology Auditor. Mr. Kay's business concentrations were in securities (fixed income and equities), proprietary trading and treasury, global custody services, audit, cash management, corporate business services and web services. Prior to his employment with JPMorganChase & Co., Mr. Kay was a systems engineer at Electronic Data Services (EDS) for approximately five years from September 1972 through to August 1977. He holds a B.A. in Mathematics from CUNY.

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

During fiscal 2015, our Board of Directors met twenty four times. The Board of Directors also uses written resolutions to deal with certain matters and, during fiscal 2015 fourteen written resolutions were signed by a majority of the Directors.

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

Committees

We have two committees: the Audit Committee and the Compensation Committee. At this time, there are no members of either Committee and the Board of Directors performs the acts of the Committees. None of our current directors are deemed "independent" directors as that term is used by the national stock exchanges or have the requisite public company accounting background or expertise to be considered an "audit committee financial expert" as that term is defined under Regulation S-K promulgated under the Securities Act of 1933, as amended.

It is anticipated that the principal functions of the Audit Committee will be to recommend the annual appointment of our auditors, the scope of the audit and the results of their examination, to review and approve any material accounting policy changes affecting our operating results and to review our internal control procedures.

It is anticipated that the Compensation Committee will develop a Company-wide program covering all employees and that the goals of such program will be to attract, maintain, and motivate our employees. It is further anticipated that one of the aspects of the program will be to link an employee's compensation to his or her performance, and that the grant of stock options or other awards related to the price of the common shares will be used in order to make an employee's compensation consistent with shareholders' gains. It is expected that salaries will be set competitively relative to the technology development industry and that individual experience and performance will be considered in setting salaries.

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

StrikeForce Technologies, Inc.

1090 King George's Post Road

Suite #603

Edison, NJ 08837

Attn: Mark L. Kay, Chairman

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of StrikeForce during the years ended December 31, 2015 and 2014, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during 2015 and 2014. The foregoing persons are collectively referred to in this Form 10-K as the "Named Executive Officers." Compensation information is shown for the years ended December 31, 2015 and 2014:

Name/ Principal Position	Year	Salary	Bonus	Stock Awards	Incentive Plan Option Awards	Securities Underlying Options/SARs	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)

Mark L. Kay	2015	101,231	-	-	-	-	-	-	101,231
Chief Executive Officer	2014	98,000	-	-	-	-	-	-	98,000

George Waller	2015	105,000	-	-	-	-	-	-	105,000
Executive Vice President	2014	98,000	-	-	-	-	-	-	98,000

Ramarao Pemmaraju	2015	105,000	-	-	-	-	-	-	105,000
Chief Technical Officer	2014	98,000	-	-	-	-	-	-	98,000

On July 31, 2010, Philip E. Blocker was appointed our Chief Financial Officer. Mr. Blocker is not our employee and he received no payments or option awards in 2015.

Outstanding Option Awards at Year End

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested, and equity-incentive plan awards outstanding at December 31, 2015 for each Named Executive Officer and/or Director.

Outstanding Equity Awards At Fiscal Year-End Table

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mark L. Kay	1	-	-	$365,265,000	03/02/17	-	-	-	-
	1	-	-	$234,000,000	03/16/17	-	-	-	-
	1	-	-	$224,250,000	04/27/17	-	-	-	-
	1	-	-	$195,000,000	05/25/17	-	-	-	-
	1	-	-	$146,250,000	06/08/17	-	-	-	-
	1	-	-	$165,750,000	06/22/17	-	-	-	-
	3	-	-	$78,000,000	11/23/17	-	-	-	-
	1	-	-	$300,000.00	12/12/17	-	-	-	-
	16	-	-	$9,750,000	04/21/16	-	-	-	-
	1	-	-	$2,242,500	01/03/23	-	-	-	-

George Waller	1	-	-	$146,250,000	06/08/17	-	-	-	-
	1	-	-	$165,750,000	06/22/17	-	-	-	-
	1	-	-	$78,000,000	11/23/17	-	-	-	-
	1	-	-	$195,000,000	12/12/17	-	-	-	-
	16	-	-	$9,750,000	04/21/16	-	-	-	-
	1	-	-	$2,242,500	01/03/23	-	-	-	-

Ramarao Pemmaraju	1	-	-	$195,000,000	05/25/17	-	-	-	-
	7	-	-	$146,250,000	06/08/17	-	-	-	-
	1	-	-	$165,750,000	06/22/17	-	-	-	-
	1	-	-	$78,000,000	11/23/17	-	-	-	-
	3	-	-	$5,850,000	12/23/15	-	-	-	-
	16	-	-	$9,750,000	04/21/16	-	-	-	-
	1	-	-	$2,242,500	01/03/23	-	-	-	-

Option Exercises and Stock Vested Table

None.

Pension Benefits Table

None.

Non-Qualified Deferred Compensation Table

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals / Distributions	Aggregate Balance at Last Fiscal Year-End
	($)	($)	($)	($)	($)

Mark L. Kay	-	-	-	-	322,182

George Waller	-	-	-	-	298,572

Ramarao Pemmaraju	-	-	-	-	310,086

All Other Compensation Table

None.

Perquisites Table

None.

Director Compensation

All three of our directors were also our executive officers through December 31, 2015. Our directors did not receive any separate compensation for serving as such during fiscal 2015.

Effective January 25, 2016, the Board of Directors determined to increase the base salaries of its officers and employees, including its named executive officers, such that the new salaries are comparable to similarly situated companies. Consequently, the base salaries of Mark Kay, George Waller, and Ram Pemmaraju have been set at $150,000 per annum. Other employees were granted increases to between $105,000 and $125,000 per annum. Additionally, our officers forgave an aggregate total of $699,000 of accrued payroll, from prior years' missed salaries, that we owed to them.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Share Ownership of Certain Beneficial Owners

The following table sets forth certain information as of December 31, 2015, with respect to the shares of common stock beneficially owned by: (i) each director; (ii) each executive officer; (iii) all current executive officers (regardless of salary and bonus level) and directors as a group; and (iv) each person or entity known by us to beneficially own more than 5% of our outstanding common stock. The address for each director and executive officer is 1090 King Georges Post Road, Suite 603, Edison, New Jersey 08837. Unless otherwise indicated, the shareholders listed in the table below have sole voting and investment powers with respect to the shares indicated:

This table is based upon information obtained from our stock records.

NAME OF BENEFICIAL OWNER	AMOUNT OF OWNERSHIP(1)	PERCENTAGE OF CLASS(2) (excluding Preferred Stock (11))

Mark L. Kay	35 (3),(11)	0.0001%
Ramarao Pemmaraju	37 (4),(5),(11)	0.0002%
George Waller	22 (6),(7),(11)	0.0001%
All directors and executive officers as a group (3 persons)	94 (8)	0.0004%
NetLabs.com, Inc.	2 (9),(10)	0.000008%

______________

(1)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 90 days from the date hereof.

(2)

Based on 22,711,924 shares of common stock outstanding as of December 31, 2015; also including 291,470 shares of common stock available upon the conversion of certain convertible loans, 1,000,080 shares of common stock underlying options and 30 shares of common stock underlying common stock purchase warrants.

(3)

Includes 6 shares of common stock available upon the conversion of certain convertible loans valued at $9,750,000,000 per share for $240,000 of convertibles and $7,312,500,000 per share for $28,000 of convertibles, 25 shares of common stock underlying vested five-year options valued from $2,242,500 to $9,750,000 per share, 1 share of common stock underlying vested ten-year options valued from $78,000,000 to $365,625,000 per share and 1 share of common stock underlying common stock purchase warrants, exercisable at $9,750,000,000. Mark L. Kay, along with Ramarao Pemmaraju and George Waller each hold one share of Series A Preferred Shares which, collectively, allow the holders to vote up to 80% of the issued and outstanding shares of common and preferred stock; Mark Kay, along with Ramarao Pemmaraju and George Waller have irrevocably waived any conversion rights.

(4)

Includes 4 shares of common stock available upon the conversion of certain convertible loans valued at $9,750,000,000 per share for $25,000 of convertibles and $7,312,500,000 per share for $5,000 of convertibles, 29 shares of common stock underlying vested five-year options valued from $2,242,500 to $9,750,000 per share, 1 share of common stock underlying vested ten-year options valued from $78,000,000 to $195,000,000 per share and 1 share of common stock underlying common stock purchase warrants, exercisable at $9,750,000,000. Of the total shares, 9 shares, consisting of 4 shares of common stock available upon the conversion of certain convertible loans valued at $9,750,000,000 per share for $25,000 of convertibles and $7,312,500,000 per share for $5,000 of convertibles, 2 shares of common stock underlying vested five-year options valued from $2,242,500 to $9,750,000 per share, 2 share of common stock underlying vested ten-year options valued from $78,000,000 to $195,000,000 per share and 1 share of common stock underlying common stock purchase warrants, exercisable at $9,750,000, are in the name of Sunita Pemmaraju who is a family member of Ramarao Pemmaraju. Mark L. Kay, along with Ramarao Pemmaraju and George Waller each hold one share of Series A Preferred Shares which, collectively, allow the holders to vote up to 80% of the issued and outstanding shares of common stock; Mark Kay, along with Ramarao Pemmaraju and George Waller have irrevocably waived any conversion rights.

(5)	Excludes shares owned by NetLabs.com, Inc. which is controlled by Ramarao Pemmaraju and another individual.

(6)	Shares are listed in the name of Katherine LaRosa who is a family member of George Waller.

(7)

Includes 19 shares of common stock underlying vested five-year options valued from $2,242,500 to $9,750,000 per share and 2 shares of common stock underlying vested ten-year options valued from $78,000,000 to $195,000,000 per share. Mark Kay, along with Ramarao Pemmaraju and George Waller each hold one share of Series A Preferred Shares which, collectively, allow the holders to vote up to 80% of the issued and outstanding shares of common stock; Mark Kay, along with Ramarao Pemmaraju and George Waller have irrevocably waived any conversion rights.

(8)

Includes 10 shares of common stock available upon the conversion of certain convertible loans valued at $9,750,000,000 per share for $265,000 of convertibles and $7,312,500,000 per share for $33,000 of convertibles, 73 shares of common stock underlying vested five-year options valued from $2,242,500 to $9,750,000,000 per share, 4 shares of common stock underlying vested ten-year options valued from $78,000,000 to $195,000,000 per share and 2 shares of common stock underlying common stock purchase warrants, exercisable at $9,750,000,000. Excludes the Series A Preferred Shares: Mark L. Kay, along with Ramarao Pemmaraju and George Waller, each hold one share of Series A Preferred Shares which, collectively, allow the holders to vote up to 80% of the issued and outstanding shares of common stock; Mark Kay, along with Ramarao Pemmaraju and George Waller, have irrevocably waived any conversion rights.

(9)	Ramarao Pemmaraju controls NetLabs.com, Inc. along with another individual.

(10)	Includes 1 share of common stock underlying vested ten-year options valued at $1,950,000 per share.

(11)

Mark Kay, along with Ramarao Pemmaraju and George Waller hold 3 shares of preferred stock. The Series A Preferred Stock collectively has voting rights equal to eighty percent of the total current issued and outstanding shares of common stock.

DESCRIPTION OF SECURITIES

Equity Incentive Plan Information

The following table sets forth as of December 31, 2015, the total number of shares of our common stock which may be issued upon the exercise of outstanding stock options and other rights under compensation plans approved by the shareholders, and under compensation plans not approved by the shareholders. The table also sets forth the weighted average purchase price per share of the shares subject to those options, and the number of shares available for future issuance under those plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	80		$2,785,163	220
Equity compensation plans not approved by security holders	N/A	$	N/A	N/A
Total	80		$2,785,163	220

Options for 80 shares have been granted under StrikeForce's 2004 Equity Incentive Plan which was approved by unanimous consent of the Board of Directors. The option shares were granted at various times from May 2003 through December 2011 and are exercisable at a range of $9,750,000 to $975,000,000 per share.

2012 Stock Option Plan

In November 2012, the stockholders approved the 2012 Stock Option Plan for our employees, effective January 3, 2013. The number of shares authorized for issuance under the plan is 6,500,000.

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

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the reverse stock splits adopted by us as if the reverse had occurred at the beginning of the earliest period presented.

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

In February 2014, our Board of Directors amended the conversion feature of the Series B Preferred Stock, to permit conversion to common shares at a 40% market discount to current market value at the time we receive a conversion request. Current market value is defined as the average of the immediately prior five trading day's closing prices. Additionally, when Series B Preferred Stock shares convert to our common stock, the minimum price discount floor level is set at $0.005, as decided by our Board of Directors. As of December 31, 2015, there were 175,338 shares of Series B Preferred Stock issued and outstanding, 16,667 of which convert to common shares at a 30% market discount.

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

RELATED PARTY CONVERTIBLE NOTES

Mark L. Kay, our Chief Executive Officer, loaned us an aggregate of $568,000 during 2004, 2005 and 2006, memorialized in the form of convertible loans. As of December 31, 2015 an aggregate amount of $268,000 remained outstanding. The details of these convertible notes are as follows:

In February 2004, we issued a principal amount $60,000 convertible note with common stock purchase warrants to purchase 1 share of common stock to Mr. Kay, our CEO. The note payable had a maturity date of September 30, 2005 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Kay to convert the note into shares of our common stock at $9,750,000,000 per share. The warrant exercise period ended in February 2014. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to December 31, 2016.

In June 2004, we issued a principal amount $50,000 convertible note to Mr. Kay, our CEO. The note payable had a maturity date of December 31, 2005 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Kay to convert the note into shares of our common stock at $9,750,000,000 per share. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to December 31, 2016.

In September 2004, we issued a principal amount $30,000 convertible note with common stock purchase warrants to purchase 1 share of common stock, to Mr. Kay, our CEO. The note had a maturity date of December 31, 2005 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Kay to convert the note into shares of our common stock at $9,750,000,000 per share. The warrant exercise period ended in September 2014. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to December 31, 2016.

In August 2005, we issued a principal amount $90,000 convertible note with common stock purchase warrants to purchase 1 share of common stock to Mr. Kay, our CEO. The note payable had a maturity date of December 31, 2005 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Kay to convert the note into shares of our common stock at $9,750,000,000 per share. The warrant exercise period ended in August 2015. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to December 31, 2016.

In January 2006, we issued a principal amount $10,000 convertible note with common stock purchase warrants to purchase 1 share of common stock to Mr. Kay, our CEO. The note payable had a maturity date of December 31, 2006 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Kay to convert the note into shares of our common stock at $9,750,000,000 per share. The warrant exercise period ended in January 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to December 31, 2016.

In February 2006, we issued a principal amount $28,000 convertible note with common stock purchase warrants to purchase 1 share of common stock to Mr. Kay, our CEO. The note payable had a maturity date of December 31, 2006 and an amended fixed interest rate of 8%. The conversion feature allows Mr. Kay to convert the note into shares of our common stock at $7,312,500,000 per share. The warrant exercise period ended in February 2016. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to December 31, 2016.

For the seven months ended July 31, 2006, the variable interest rate of the six outstanding notes ranged between 8.625% and 11.000% per annum. In September 2006, the interest rate of the six open notes was revised to a fixed rate of 8%, effective August 1, 2006.

Michael C. Brenner, one of our Vice Presidents, loaned us an aggregate of $65,000 during 2003 and 2004, memorialized in the form of convertible loans. As of December 31, 2015 an aggregate amount of $57,500 remained outstanding. The details of these convertible notes are as follows:

In November 2003, we issued a principal amount $50,000 convertible note with common stock purchase warrants to purchase 1 share of common stock to Mr. Michael Brenner, one of our Vice Presidents. The note payable had a maturity date of December 31, 2004 and an interest rate of prime plus two percent. The conversion feature allows Mr. Michael Brenner to convert the note into shares of our common stock at $9,750,000,000 per share. The warrant exercise period ended in November 2013. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to December 31, 2016.

In January 2004, we issued a principal amount $15,000 convertible note with common stock purchase warrants to purchase 1 share of common stock to Mr. Michael Brenner, one of our Vice Presidents. The note payable had a maturity date of December 31, 2004 and an interest rate of prime plus four percent. The conversion feature allows Mr. Michael Brenner to convert the note into shares of our common stock at $9,750,000,000 per share. The warrant exercise period ended in January 2014. In December 2004, Mr. Michael Brenner elected to convert half of the principal amount, $7,500, into common stock at a conversion price of $7,020,000,000 and received 1 share of our common stock. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity date of the note has been extended to December 31, 2016.

Other related party convertible notes:

In August, September and December 2005 and March 2006, we executed 8% convertible promissory notes in the amounts of $10,000, $5,000, $10,000 and $5,000 with one of its Software Developers and a relative of the Chief Technology Officer. The conversion feature allows the note holder to convert the first three notes into shares of our common stock at $9,750,000,000 per share and the fourth note into shares of our common stock at $7,312,500,000 per share. The principal due hereunder shall be payable in full in immediately available funds of one million dollars or more through any sales or investment by the end of December 31, 2005, for the 2005 notes, and December 31, 2006, for the 2006 note, or later if agreed upon by the individual and us. In December 2005, the maturity dates of the 2005 notes were extended to March 31, 2006. In April 2007, the interest calculation was amended from simple to compound effective April 1, 2007. The maturity dates of the notes have been extended to December 31, 2016.

At December 31, 2015 and 2014, accrued interest due for the convertible notes – related parties was $391,001 and $339,812, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for convertible notes payable – related parties for the year ended December 31, 2015 and 2014 was $51,189 and $47,363, respectively.

RELATED PARTY PROMISSORY NOTES

At December 31, 2015, we had executed twenty-one notes payable with our CEO that have an aggregate open balance of $742,513:

•

Three of the notes, aggregating $189,000, had maturity dates of December 31, 2005 with interest at a per annum rate equal to the CEO's private account monthly lending rate. In December 2005, the maturity dates of the notes were extended to March 31, 2006. In September 2006, the maturity dates of the notes were extended to March 31, 2007 and the interest rate was revised to a fixed rate of 8%, effective August 1, 2006. The maturity dates of the notes have been extended to December 31, 2016.

•

Two of the notes, aggregating $160,000 have maturity dates of May 13, 2006 for the $150,000 note and September 30, 2006 for the $10,000 note. Both notes bear interest at a rate equal to 8% per annum. In September 2006, the maturity dates of the notes were extended to March 31, 2007. The maturity dates of the notes have been extended to December 31, 2016.

•

Three of the notes, in the amounts of $7,000, $5,000 and $150,000, were executed in April 2006 and bear interest at a per annum rate equal to the CEO's private account monthly lending rate. The $7,000 note was repaid in April 2006. The $5,000 note has a maturity date of September 30, 2006. The $150,000 note has a maturity date of June 30, 2006. In September 2006, the maturity dates of the notes were extended to March 31, 2007 and the interest rate was revised to a fixed rate of 8%, effective August 1, 2006. The maturity dates of the notes have been extended to December 31, 2016.

•

One of the notes, in the amount of $100,000, was executed in May 2006 and bears interest at a rate equal to 9% per annum with a maturity date of July 31, 2006. In September 2006, the maturity date of the $100,000 note was extended to March 31, 2007. The maturity date of the note has been extended to December 31, 2016.

•

One of the notes, in the amount of $22,000, was executed in February 2007 and bears interest at a rate equal to 8% per annum with a maturity date of July 31, 2007. In September 2006, the maturity date of the $22,000 note was extended to March 31, 2007. The maturity date of the note has been extended to December 31, 2016.

•

One of the notes, in the amount of $50,000, was executed in March 2010 and bears interest at a rate equal to 10% per annum with a maturity date of April 30, 2010. The maturity date of the note has been extended to December 31, 2015.

•

One of the notes, in the amount of $2,400, was executed in June 2010 and is non-interest bearing with a maturity date of August 31, 2010. The maturity date of the note has been extended to December 31, 2016.

•

Four of the notes, in the amounts of $13,500, executed in July 2010, $3,000, executed in August 2010, and $19,000 and $2,800, executed in September 2010, are non-interest bearing and have extended maturity dates of April 30, 2011. Partial repayments of the July 2010 note were made in August 2010 for $3,100, September 2010 for $3,480 and February 2011 for $2,700. The maturity dates of the notes have been extended to December 31, 2016.

•

One of the notes, in the amount of $20,761, resulted in the assignment of six of our open receivables invoices to the CEO. The assignment is non-interest bearing and fee free with a due date for repayment of November 20, 2010. Partial repayments of the assignment were made in October 2010 for $4,218 and November 2010 for $4,125. The due date of the assignment has been extended to December 31, 2016.

•	One of the notes, in the amount of $2,800, was executed in March 2011 and is non-interest bearing with an extended maturity date of December 31, 2016.

•	The remaining note, in the amount of $19,875, was executed in January 2015 and is non-interest bearing with a maturity date of January 9, 2017.

At December 31, 2015 and 2014, accrued interest due for the notes – related party was $548,653 and $492,573, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for notes payable - related parties for the year ended December 31, 2015 and 2014 was $56,080 and $56,080, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the audit fees incurred for fiscal year 2015 and 2014:

	2015	2014
Audit fees (1)	$45,000	$49,500
Audit related fees (2)	-	-
Tax fees (3)	2,500	2,500
Total	$47,500	$52,000

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

(2)

Audit-Related Fees – This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees".

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in our Annual Report on Form 10-K for our 2015 fiscal year for filing with the SEC.

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

The Board pre-approved all fees described above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of StrikeForce Technologies, Inc.(1)
3.2	Amended Articles of Incorporation of StrikeForce Technologies, Inc. (5)
3.3	By-laws of StrikeForce Technologies, Inc. (1)
3.4	Amended By-laws of StrikeForce Technologies, Inc. (5)
3.5	Amended By-laws of StrikeForce Technologies, Inc. (6)
3.6	Articles of Amendment of StrikeForce Technologies, Inc. (6)
10.1	2004 Stock Option Plan (1)
10.2	Securities Purchase Agreement dated December 20, 2004, by and among StrikeForce Technologies, Inc. and YA Global Investments, LP. (1)
10.3	Secured Convertible Debenture with YA Global Investments, LP. (1)
10.4	Investor Registration Rights Agreement dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement.(2)
10.5	Escrow Agreement, dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement. (2)
10.6	Security Agreement dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement. (1)
10.7	Secured Convertible Debenture with YA Global Investments, LP dated January 18, 2005. (1)
10.8	Royalty Agreement with NetLabs.com, Inc. and Amendments. (1)
10.9	Employment Agreement dated as of May 20, 2003, by and between StrikeForce Technologies, Inc. and Mark L. Kay. (1)
10.10	Amended and Restated Secured Convertible Debenture with YA Global Investments, LP dated April 27, 2005. (1)
10.11	Amendment and Consent dated as of April 27, 2005, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP. (1)
10.12	Securities Purchase Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)
10.13	Investor Registration Rights Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (2)
10.14	Secured Convertible Debenture with Highgate House Funds, Ltd. dated April 27, 2005. (2)
10.15	Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)
10.16	Escrow Shares Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)
10.17	Security Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)
10.18	Network Service Agreement with Panasonic Management Information Technology Service Company dated August 1, 2003 (and amendment). (1)
10.19	Client Non-Disclosure Agreement. (1)
10.20	Employee Non-Disclosure Agreement. (1)
10.21	Secured Convertible Debenture with Highgate House Funds, Ltd. dated May 6, 2005. (2)
10.22	Termination Agreement with YA Global Investments, LP dated February 19, 2005. (1)
10.23	Securities Purchase Agreement with WestPark Capital, Inc. (4)
10.24	Form of Promissory Note with WestPark Capital, Inc. (4)
10.25	Investor Registration Rights Agreement with WestPark Capital, Inc. (4)
10.26	Drawdown Equity Financing Facility with Auctus Private Equity Fund, LLC., dated April 13, 2012 (7)
10.27	Registration Rights Agreement with Auctus Private Equity Fund, LLC, dated April 13, 2012 (7)
10.28	StrikeForce Technologies Inc. WEBEX Presentation dated May 30, 2012 (8)
10.29	Irrevocable Waiver of Conversion Rights of Mark L. Kay (9)
10.30	Irrevocable Waiver of Conversion Rights of Ramarao Pemmaraju (9)
10.31	Irrevocable Waiver of Conversion Rights of George Waller (9)
10.32	CFO Consultant Agreement with Philip E. Blocker (9)
10.33	Resume of Philip E. Blocker (9)
10.34	Corporate Resolution for Issuance of Common Stock to Auctus Private Equity Fund, LLC (9)
10.35	Termination of a Material Definitive Agreement (11)

10.36	2012 Stock Option Plan (12)
10.37	Amendments to Articles of Incorporation (13)
10.38	Amendments to Articles of Incorporation (14)
10.39	Registration of Classes of Securities (15)
10.40	Amendments to Articles of Incorporation (16)
10.41	Registration of Classes of Securities (17)
10.42	Amendments to Articles of Incorporation (18)
10.43	Registration of Classes of Securities (19)
10.44	Amendments to Articles of Incorporation (20)
10.45	Amendments to Articles of Incorporation (21)
10.46	Amendments to Articles of Incorporation (22)
10.47	Amendments to Articles of Incorporation (23)
10.48	Amendments to Articles of Incorporation (24)
10.49	Asset Purchase Agreement between StrikeForce Technologies, Inc. and Cyber Safety, Inc., dated August 24, 2015 (25)
10.51	to the Asset Purchase Agreement and Distributor and Reseller Agreement between StrikeForce Technologies, Inc. and Cyber Safety, Inc. (26)
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
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

101	Interactive data files pursuant to Rule 405 of Regulation S-T

_________________

(1)	Filed as an exhibit to the Registrant's Form SB-2 dated as of May 11, 2005 and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant's Amendment No. 1 to Form SB-2 dated as of June 27, 2005 and incorporated herein by reference.
(3)	Filed herewith.
(4)	Filed as an exhibit to the Registrant's Form 8-K dated August 1, 2006 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant's Form 8-K dated December 23, 2010 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant's Form 8-K dated February 4, 2011 and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant's Form 8-K dated May 9, 2012 and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant's Form 8-K dated May 30, 2012 and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant's Form S-1/A dated July 31, 2012 and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant's Form S-1/A dated September 7, 2012 and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant's Form 8-K dated October 3, 2012 and incorporated herein by reference.
(12)	Filed in conjunction with the Registrant's Form 14A filed October 5, 2012 and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant's Form 8-K dated February 5, 2013 and incorporated herein by reference.
(14)	Filed as an exhibit to the Registrant's Form 8-K dated May 14, 2013 and incorporated herein by reference.
(15)	Filed as an exhibit to the Registrant's Form 8-A dated July 29, 2013 and incorporated herein by reference.
(16)	Filed as an exhibit to the Registrant's Form 8-K dated August 22, 2013 and incorporated herein by reference.
(17)	Filed as an exhibit to the Registrant's Form 8-A dated October 3, 2013 and incorporated herein by reference.
(18)	Filed as an exhibit to the Registrant's Form 8-K dated October 3, 2013 and incorporated herein by reference.
(19)	Filed as an exhibit to the Registrant's Form 8-A dated December 31, 2013 and incorporated herein by reference.
(20)	Filed as an exhibit to the Registrant's Form 8-K dated December 31, 2013 and incorporated herein by reference.
(21)	Filed as an exhibit to the Registrant's Form 8-K dated March 18, 2014 and incorporated herein by reference.
(22)	Filed as an exhibit to the Registrant's Form 8-K dated December 22, 2014 and incorporated herein by reference.
(23)	Filed as an exhibit to the Registrant's Form 8-K dated February 13, 2015 and incorporated herein by reference.
(24)	Filed as an exhibit to the Registrant's Form 8-K dated August 4, 2015 and incorporated herein by reference.
(25)	Filed as an exhibit to the Registrant's Form 8-K dated August 28, 2015 and incorporated herein by reference.
(26)	Filed as an exhibit to the Registrant's Form 8-K dated February 2, 2016 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRIKEFORCE TECHNOLOGIES, INC.

Dated: April 14, 2016	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: April 14, 2016	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark L. Kay	Director	April 14, 2016
Mark L. Kay

/s/ Ramarao Pemmaraju	Director	April 14, 2016
Ramarao Pemmaraju

/s/ George Waller	Director	April 14, 2016
George Waller

