Form 10-Q
period 2016-03-31
StrikeForce Technologies Inc.
filed 2016-05-23
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________________ to ________________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 16, 2016
Common stock, $0.0001 par value	2,282,957,407

Indicate the number of shares outstanding of each of the issuer's classes of preferred stock, as of the latest practicable date.

Class	Outstanding at May 16, 2016
Preferred stock, Series A, no par value	3

Class	Outstanding at May 16, 2016
Preferred stock, Series B, $0.10 par value	175,338

Transitional Small Business Disclosure Format Yes ☐ No ☒

Documents Incorporated By Reference

None

STRIKEFORCE TECHNOLOGIES, INC.

INDEX TO FORM 10-Q FILING

MARCH 31, 2016

PART I

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2015, filed April 14, 2016. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that can be expected for the year ending December 31, 2016.

STRIKEFORCE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,144,752	$37,153
Accounts receivable	49,317	18,524
Prepayments and other current assets	8,425	4,732

Total current assets	2,202,494	60,409

Property and equipment, net	3,423	4,184
Patents, net	15,397	15,910
Security deposit	8,684	8,684

Total Assets	$2,229,998	$89,187

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Current maturities of convertible notes payable, net	$1,521,487	$2,263,695
Convertible notes payable - related parties	355,500	355,500
Current maturities of notes payable, net	1,926,693	2,452,791
Current maturities of notes payable - related parties	742,513	722,638
Accounts payable	880,804	1,295,829
Accrued expenses	5,848	13,368
Accrued interest	3,810,797	3,921,004
Accrued salaries and payroll taxes	-	1,347,772
Derivative liabilities	394,066	989,019
Due to factor	209,192	209,192

Total current liabilities	9,846,900	13,570,808

Non-current Liabilities:
Notes payable, net of current maturities	16,324	222,991
Notes payable - related parties, net of current maturities	-	19,875

Total Liabilities	9,863,224	13,813,674

Commitments and contingencies

Stockholders' Deficit
Series A Preferred stock, no par value; 100 shares authorized; 3 shares issued and outstanding	987,000	987,000
Series B Preferred stock par value $0.10: 100,000,000 shares authorized; 175,338 shares issued and outstanding, respectively	17,534	17,534
Preferred stock series not designated par value $0.10: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.0001: 5,000,000,000 shares authorized; 1,814,955,065 and 22,711,924 shares issued and outstanding, respectively	181,495	2,271
Additional paid-in capital	23,537,302	22,526,096
Accumulated deficit	(32,356,557)	(37,257,388)

Total Stockholders' Deficit	(7,633,226)	(13,724,487)

Total Liabilities and Stockholders' Deficit	$2,229,998	$89,187

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)

Revenue	$82,709	$68,661

Cost of revenue	906	736

Gross margin	81,803	67,925

Operating expenses:
Compensation	117,773	85,901
Professional fees	389,715	129,601
Selling, general and administrative expenses	10,761	87,671
Research and development	114,975	62,277

Total operating expenses	633,224	365,450

Loss from operations	(551,421)	(297,525)

Other income (expense):
Litigation settlement	9,750,000	412,500
Fees related to litigation settlement	(4,187,257)	-
Interest and financing expense	(686,821)	(127,194)
Debt discount amortization	(34,293)	(7,950)
Change in fair value of derivative liabilities, net	(40,647)	471,468
Extinguishment of derivatives	635,620	-
Forgiveness of debt	15,843	-
Other income (expense)	(193)	-

Other income (expense), net	5,452,252	748,824

Net income	$4,900,831	$451,299

Earnings per common share - basic and diluted
-Basic	$0.01	$71.23
-Diluted	$0.01	$71.23

Weighted average common shares outstanding
-Basic	554,465,907	6,335
-Diluted	554,981,269	6,335

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENT OF CHANGE IN STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Unaudited)

	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at January 1, 2016	3	$987,000	175,338	$17,534	22,711,924	$2,271	$22,526,096	$(37,257,388)	$(13,724,487)

Fair value of shares issued for services	-	-	-	-	7,500	1	13	-	14

Fair value of shares of common stock for conversions of convertible notes payable	-	-	-	-	1,394,298,115	139,429	41,642	-	181,071

Fair value of common stock issued for interest on conversion of convertible notes	-	-	-	-	397,937,526	39,794	199,359	-	239,153

Forgiveness of accrued officers salaries recorded as capital contribution	-	-	-	-	-	-	762,275	-	762,275

Fair value of vested options for consulting services	-	-	-	-	-	-	7,917	-	7,917

Net income	-	-	-	-	-	-	-	4,900,831	4,900,831

Balance at March 31, 2016 (Unaudited)	3	$987,000	175,338	$17,534	1,814,955,065	$181,495	$23,537,302	$(32,356,557)	$(7,633,226)

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$4,900,831	$451,299
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,275	2,292
Amortization of discount on notes payable	34,292	7,950
Change in fair value of derivative financial instruments	40,647	(471,468)
Extinguishment of derivative liability	(635,620)	-
Fair value of common stock issued for interest on conversion of convertible notes	239,153	-
Forgiveness of debt	(15,843)	-
Fair value of common stock issued for services	14	-
Fair value of common stock and options for consulting services	7,917	61
Changes in operating assets and liabilities:
Accounts receivable	(30,793)	6,857
Other receivables	-	(412,500)
Prepaid expenses	(3,693)	113
Accounts payable	(415,025)	31,544
Accrued expenses	(7,520)	-
Accrued interest	(56,397)	-
Accrued salaries and payroll taxes	(585,497)	134,816
Net cash provided by (used in) operating activities	3,473,742	(249,036)

Cash flows from financing activities:
Proceeds from notes payable	75,000	-
Repayment of convertible notes payable	(613,351)	-
Repayment of secured notes payable	(310,000)	-
Repayment of notes payable	(517,792)	-
Proceeds from convertible notes payable	-	67,000
Proceeds from notes payable - related parties	-	19,875
Proceeds from secured notes payable	-	175,000
Net cash (used in) provided by financing activities	(1,366,143)	261,875

Net change in cash	2,107,599	12,839

Cash at beginning of the period	37,153	13,129

Cash at end of the period	$2,144,752	$25,968

Supplemental disclosure of cash flow information:
Interest paid	$171,440	$-
Income tax paid	$-	$-

Non-cash investing and financing activities:
Common shares issued for conversion of debt and accrued interest	$181,071	$63,064
Forgiveness of accrued officers salaries recorded as capital contribution	$762,275	$-
Common shares issued for exercise of warrants	$-	$1,395
Debt discount due to convertible feature	$-	$66,583
Reclassification of derivative liability to equity	$-	$121,623

See accompanying notes to the financial statements.

StrikeForce Technologies, Inc.

Three Months Ended March 31, 2016 and 2015

Notes to the Condensed Financial Statements

(Unaudited)

Note 1 – Organization and Operations

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

Liquidity and Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the three months ended March 31, 2016, the Company incurred a loss from operations of $551,421 and at March 31, 2016, the Company had a stockholders' deficit of $7,633,226. These factors raise substantial doubt about the Company's ability to continue as a going concern. In addition, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2015 financial statements, has raised substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At March 31, 2016, the Company had cash on hand in the amount of $2,144,752. The Company's ability to continue as a going concern is dependent upon its ability to implement its business plan. Currently, management is attempting to increase revenues and improve gross margins by a revised sales strategy. The Company is redirecting its sales focus from direct sales to domestic and international sales channels, where it is primarily selling through a channel of Distributors, Value Added Resellers, Strategic Partners and Original Equipment Manufacturers. While the Company believes in the viability of its strategy to increase revenues, there can be no assurances to that effect. The Company's ability to continue as a going concern is dependent upon its ability to continually increase its customer base and realize increased revenues from recently signed contracts. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stock holders, in the case of equity financing.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation-Unaudited Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2016. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2015 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the United States Securities and Exchange Commission ("SEC") on April 14, 2016.

Reverse Stock Splits

In March 2014, the Company effected a 1:1,500 reverse stock split of the Company's issued and outstanding shares of common stock.

In January 2015, the Company effected a 1:650 reverse stock split of the Company's issued and outstanding shares of common stock.

In July 2015, the Company effected a 1:1,000 reverse stock split of the Company's issued and outstanding shares of common stock.

Share numbers, share prices, and exercise prices have been adjusted, on a retroactive basis, to reflect the reverse stock splits adopted by the Company as if the reverses had occurred at the beginning of the earliest period presented.

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

To determine the number of authorized but unissued shares available to satisfy outstanding convertible securities, the Company uses a sequencing method to prioritize its convertible securities as prescribed by ASC 815-40-35. At each reporting date, the Company reviews its convertible securities to determine that their classification is appropriate.

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

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.

Level 3 — Unobservable inputs based on the Company's assumptions.

The Company is required to use of observable market data if such data is available without undue cost and effort.

As of March 31, 2016 and December 31, 2015, the Company's balance sheets included the fair value of derivative liabilities of $394,066 and $989,019, respectively, which were based on Level 2 measurements.

The recorded amounts for accounts receivable, accounts payable, accrued expenses, convertible notes, and notes payables approximate their fair value due to their short term nature.

Income (loss) per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options, warrants, and convertible preferred stock are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options, warrants, and convertible preferred stock may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months ended March 31,
	2016	2015
Earnings per share - Basic
Income for the period	$4,900,831	$451,468
Basic average common stock outstanding	554,465,907	6,335
Net earnings per share	$0.01	$71.23

	Three months ended March 31,
	2016	2015
Earnings per share - Diluted
Income for the period	$4,900,831	$451,468
Basic average common stock outstanding	554,465,907	6,335
Diluted effect from vested stock options and warrants	515,362	-
Diluted average common stock outstanding	554,981,269	6,335
Net earnings per share	$0.01	$71.23

Significant Concentrations

For the interim period ended March 31, 2016, sales to three customers comprised 44%, 30% and 12% of revenues, respectively. For the interim period ended March 31, 2015, sales to two customers comprised 64% and 23% of revenues, respectively. At March 31, 2016, two customers comprised 51%, and 25% of accounts receivable, respectively. At December 31, 2015, two customers comprised 67% and 17% of accounts receivable, respectively.

Recent Accounting Pronouncements

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

Note 3 – Convertible Notes Payable

Convertible notes payable consisted of the following:

	March 31, 2016	December 31, 2015
Secured
(a) DART	$542,588	$542,588

Unsecured
(b) Convertible notes with fixed conversion features	910,512	910,512
(c) Convertible notes with adjustable conversion features	68,387	824,861
Total convertible notes	1,521,487	2,277,961
Discount on convertible notes	-	(14,266)
Convertible notes	$1,521,487	$2,263,695

______________

(a)

At March 31, 2016, $542,588 in aggregate principal amount of the DART/Citco Global debentures was issued and outstanding and are secured through the note holder's claim on the Company's intellectual property. The secured convertible debentures are past maturity. Due to the adjustable conversion price feature of the secured convertible debentures, our obligation to issue shares upon conversion of the secured convertible debentures owed to DART is potentially limitless. DART did not process any conversions in fiscal 2016 or 2015, and the Company has been in contact with the note holder who has indicated that it has no present intention of exercising its right to convert the debentures into shares of the Company's common stock. In connection with the secured convertible debentures with DART/Citco Global, we granted DART/Citco Global a secured interest in all of our assets. Under the terms of the secured debentures, we are restricted in our ability to issue additional securities as long as any portion of the principal or interest on the secured debentures remains outstanding. During 2016 or 2015, we did not obtain DART/Citco Global's written consent related to any of our financing agreements.

(b)

Convertible notes payable consisted of fourteen unsecured convertible notes ranging in interest rates of 0% per annum to 18% per annum. The notes are convertible at a fixed amount into 14 shares of the Company's common stock, at fixed per share amounts ranging from $1,950,000 to $9,750,000,000 per share, as defined in the agreements. The notes were due in various dates through 2015 and are all currently in default. The Company is currently pursuing settlements with certain of the holders.

At December 31, 2015, the balance of the accrued interest on the unsecured convertible notes with fixed conversion features was $932,272. During the interim period ended March 31, 2016, interest expense of $20,082 was recorded, and at March 31, 2016, the balance of accrued interest on unsecured convertible notes with fixed conversion features was $954,352.

(c)

The Notes are convertible into shares of Common Stock of the Company at the option of the holder commencing on various dates following the issuance date of the Notes and ending on the later of the maturity date or date of full payment of principal and interest. The principal amount of the note along with, at the holder's option, any unpaid interest and penalties, is convertible at a price per share discount of 40% of the Company's Common Stock trading market price during a certain time period, as defined in the agreement. In addition, the conversion price is subject to adjustment in certain events, such as in conjunction with any sale, conveyance or disposition of all or substantially all of the Company's assets or consummation of a transaction or series of related transactions in which the Company is not the surviving entity. The Company considered the current FASB guidance of "Contracts in Entity's Own Stock" and determined that the conversion prices of the Notes were not a fixed amount because they were subject to an adjustment based on the occurrence of future offerings or events and accounted for as derivative liability upon issuance in prior periods (see Note 7).

At December 31, 2015, the balance of the unsecured convertible notes with adjustable conversion features was $824,861. During the interim period ended March 31, 2016, the Company repaid a total of $613,351 of unsecured convertible notes principal. In addition, note holders converted an aggregate of $143,123 of unsecured convertible note principal. At March 31, 2016, the balance of unsecured convertible notes with adjustable conversion features was $68,387 and pertains to one unsecured convertible note which was repaid in April 2016.

At December 31, 2015, the balance of the accrued interest on the unsecured convertible notes with adjustable conversion features was $296,396. During the interim period ended March 31, 2016, the Company repaid a total of $147,829 of accrued interest, and note holders converted an aggregate of $37,968 of accrued interest into shares of common stock. During the interim period ended March 31, 2016, interest expense of $16,702 was recorded. Additionally, accrued interest of $15,843 was forgiven and written-off. At March 31, 2016, the balance of accrued interest on unsecured convertible notes payable with adjustable conversion features was $111,458.

During the interim period ended March 31, 2016, a total of $181,071 principal and accrued interest on unsecured convertible notes with adjustable conversion features was converted into 1,394,298,115 shares of the Company's common stock at conversion prices ranging from $0.000058 to $0.0008 per share. In addition, 397,937,526 shares of common stock were issued with a fair value of $239,153 as additional interest to certain note holders.

At March 31, 2016 and December 31, 2015, accrued interest due for all convertible notes was $1,064,082 and $1,228,668, respectively, and is included in accrued interest in the accompanying balance sheets. Interest expense for all convertible notes payable for the interim period ended March 31, 2016 and 2015 was $36,784 and $52,213, respectively.

Note 4 – Convertible Notes Payable – Related Parties

Convertible notes payable - related parties consisted of twelve unsecured convertible notes payable: six to the Company's Chief Executive Officer, for $268,000, at a compounded interest rate of 8% per annum; two to the Company's VP of Technology, for $57,500, interest ranging from prime plus 2% to prime plus 4% per annum; and four to a Developer who is the spouse of the Company's Chief Technology Officer, for $30,000, at a compounded interest rate of 8% per annum. All of the notes are convertible at a fixed conversion price of $9,750,000,000 per share, as defined in the agreements, and have extended due dates of December 31, 2016. The balance of the outstanding convertible notes payable - related parties was $355,500 and $355,500 as of March 31, 2016 and December 31, 2015, respectively. At March 31, 2016, all convertible notes payable-related parties are current liabilities.

At March 31, 2016 and December 31, 2015, accrued interest due for the convertible notes – related parties was $404,448 and $391,001, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for convertible notes payable – related parties for the interim period ended March 31, 2016 and 2015 was $13,447 and $12,252, respectively.

Note 5 – Notes Payable

Notes payable consisted of the following:

	March 31, 2016	December 31, 2015
Secured
(a) H. Group Partners, Inc.	$-	$310,000
(b) Promissory note - factoring	10,400	35,200

Unsecured
(c) Promissory notes – various parties	472,617	875,609
(d) Promissory notes – StrikeForce Investor Group	1,460,000	1,475,000

Total notes payable	1,943,017	2,695,809
Discount on secured notes payable	-	(20,027)
Notes payable, net of discount	1,943,017	2,675,782
Long-term portion	(16,324)	(222,991)

Promissory notes, current maturities	$1,926,693	$2,452,791

_______________

(a)

In May 2015, per the terms of a Security Agreement, the Company executed a secured promissory note with an unrelated party for $310,000, bearing interest at 10% per annum maturing in equal thirds on March 31, 2016, March 31, 2017 and March 31, 2018. The note is secured through the note holder's first position claim on the Company's intellectual property, accounts, fixtures and property. The proceeds of the note were received by the Company through April 2015. As inducement to make the loan, the note holder received 16,667 shares Series B preferred stock at $1.50 per share, valued at $25,001, in May 2015, that are convertible into shares of the Company's common stock at a 30% discount to current market value, defined as the average of the immediately prior five trading day's closing prices upon receipt of a conversion notice. The Series B preferred shares can be converted at any time after six months from the date of issuance, but only once every 30 days. The conversion feature contains an embedded derivative (see Note 9). During the interim period ended March 31, 2016, the Company repaid the total of $310,000 of the secured note principal, $23,611 of accrued interest and $204,560 of additional interest to the note holder.

(b)

In October 2015, the Company entered into a promissory note agreement with a funder whereby the Company has the option to sell certain of its future receipts from accounts receivables to the funder. The Company executed a note for $50,400 with the funder. The Company will make 126 daily loan payments of $400 each, and the funder has a security interest in all accounts, chattel paper, equipment, general intangibles, instruments and inventory, as defined, until the promissory note is repaid. As of March 31, 2016, the Company has repaid $40,000 of the note, leaving a remaining balance due of $10,400.

(c)

Notes payable consists of fourteen unsecured promissory notes ranging in interest rates of 0% per annum to 10% per annum. One note, for $408,000 and due December 2016, was issued in relation to an asset purchase and licensing agreement (see Note 14). As of March 31, 2016, Notes in the amount of $397,500 were due in various dates through 2015 and are currently in default. Certain of the notes carry default interest rates up to 14% per annum. The Company is currently pursuing settlements with certain of the holders. As of December 31, 2015, balance due under these notes were $875,609. During the interim period ended March 31, 2016, the Company issued a non-interest bearing unsecured promissory note, in relation to the asset purchase and licensing agreement, for $75,000 to one unrelated party, maturing in January 2017 Additionally, during the interim period ended March 31, 2016, the Company repaid a total of $477,992 of non-interest bearing unsecured notes, of which $450,000 were related to the asset purchase and licensing agreement.

(d)

The balance due consists of seventy units, with each unit consisting of a 10% promissory note of $25,000, matured in 2011, and currently in default, with a 10% discount rate, and 1 non-dilutable (for one (1) year) restricted share of the Company's common stock, at market price. The Company is currently pursuing extensions on the remaining twenty notes. During the interim period ended March 31, 2016, the Company settled and repaid $15,000 of principal of one of the $25,000 notes. A final payment of $15,000, of which $10,000 will be principal and $5,000 will be accrued interest, is due to the note holder in September 2016. The remaining balance of the accrued interest will be forgiven once the final payment is made.

At March 31, 2016 and December 31, 2015, accrued interest due for the notes was $1,779,632 and $1,731,874, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for notes payable for the interim period ended March 31, 2016 and 2015 was $50,561 and $47,603, respectively.

Note 6 – Notes Payable – Related Party

Notes payable- related party consist of eighteen unsecured notes payable to the Company's Chief Executive Officer ranging in interest rates of 0% per annum to 10% per annum. The notes have extended due dates of December 31, 2016, with the exception of one note for $19,875 due in January 2017, and all are shown as current liabilities. The balance of the outstanding notes payable - related party was $742,513 and $742,513 as of March 31, 2016 and December 31, 2015, respectively.

At March 31, 2016 and December 31, 2015, accrued interest due for the notes – related party was $562,635 and $548,653, respectively, and is included in accrued interest in the accompanying balance sheets. Interest expense for notes payable - related parties for the interim period ended March 31, 2016 and 2015 was $13,982 and $13,828, respectively.

Note 7 – Derivative Financial Instruments

Under authoritative guidance issued by the FASB, instruments which do not have fixed settlement provisions, are deemed to be derivative instruments. The conversion feature of certain of the Company's convertible notes payable and liabilities payable in shares (described in Note 3 and 4 above) did not have fixed settlement provisions because the ultimate determination of shares to be issued could exceed current available authorized shares.

In accordance with the FASB authoritative guidance, the conversion feature of the financial instruments was separated from the host contract and recognized as a derivative instrument. The conversion feature of the financial instruments has been characterized as a derivative liability and was re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liability was valued at the following dates using a probability weighted Black-Scholes-Merton model with the following assumptions:

	March 31, 2016	December 31, 2015
Conversion feature:
Risk-free interest rate	0.16%	0.16%
Expected volatility	70%	100%
Expected life (in years)	1 year	.25 to 5 years
Expected dividend yield	-	-

Fair Value:
Conversion feature	$394,066	$989,019

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The expected life of the conversion feature of the notes was based on the remaining terms of the related notes. The expected dividend yield was based on the fact that the Company has not customarily paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

At December 31, 2015, the balance of the derivative liabilities was $989,019. During the three months ended March 31, 2016, convertible notes and accrued interest totaling $958,114 were converted into shares of common stock or paid in cash, and the Company recorded a gain of $635,620 related to the extinguishment of the corresponding derivative liability. As of March 31, 2016, the Company re-measured the derivative liabilities and determined the fair value to be $394,066, and for the three months ended March 31, 2016, recorded a loss on the change in fair value of derivatives of $(40,647).

Note 8 – Stockholders' Deficit

Common Stock

During the three month period ended March 31, 2016, the Company issued an aggregate of 1,792,243,141 shares of its common stock as follows:

•

Convertible note holders converted $143,123 of principal, $37,968 of accrued interest and $239,153 of additional interest into 1,792,235,641 shares of common stock at conversion prices ranging from $0.000058 to $0.0008 per share.

•	The Company issued 7,500 shares of common stock for services, valued at $14.

Capital contribution

In January 2016, the Company's officers forgave an aggregate total of $762,275 of accrued payroll due to them from the Company. The Company recorded the forgiveness of accrued payroll as a capital contribution.

Note 9 – Warrants

The table below summarizes the Company's warrant activities at March 31, 2016:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2015	30	$695,000-9,750,000,000	$10,430,000	$509,262	$-

Granted	-	-	-	-	$-
Canceled	(-)	-	-	-	-

Exercised	(-)	-	$-	(-)	-
Expired	(fractional )	$29,250,000-9,750,000,000	$29,886,738	$(405,293)	$-
Balance, March 31, 2016	30	$695,000-312,000,000	$8,382,915	$103,969	$-

Vested and exercisable, March 31, 2016	30	$695,000-312,000,000	$8,382,915	$103,969	$-

Unvested, March 31, 2016	-	-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2016:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$695,000-312,000,000	30	0.88	$8,382,915	30	0.88	$8,382,915

Subsequent to March 31, 2016, the Company processed a cashless exercise of 30 warrants into 155 million shares of the Company's common stock.

Note 10 – Options

In August 2015, the Company awarded options to purchase 1,000,000 shares of its common stock to an unrelated consultant, exercisable at $0.0005 per share. The options expire in August 2017, and vested over a four-month period. The fair value of these options was determined using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 387%, (ii) discount rate of 0.67%, (iii) zero expected dividend yield, and (iv) expected life of 2 years. The risk-free interest rate was based on rates established by the Federal Reserve Bank. The expected life of the exercise feature of the options was based on the remaining term of the options. The expected dividend yield was based on the fact that the Company has not customarily paid dividends in the past and does not expect to pay dividends in the future. Fair value of $7,917 was expensed in the interim period ended March 31, 2016, and included as part of operating expenses on the statement of operations.

The table below summarizes the Company's 2004 Incentive Plan and 2012 Stock Incentive Plan activities through March 31, 2016:

	Number of Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2015	1,000,003	$0.0005-9,750,000,000	$2.00	$2,785,163	$-

Expired	2	$9,750,000	$9,750,000	$(506,697)	$-

Balance, March 31, 2016	1,000,001	$0.0005-975,000,000	$0.005	$2,278,466	$-

Vested and exercisable, March 31, 2016	1,000,001	$0.0005-975,000,000	$0.005	$2,278,466	$-

Unvested, March 31, 2016	-	$-	$-	$-	$-

As of March 31, 2016, options to purchase an aggregate of 1,000,001 shares of common stock was outstanding under the 2004 incentive plan and 2012 Stock Incentive Plan and there were 5,500,000 shares remaining available for issuance.

The following table summarizes information concerning 2004 Incentive plan and 2012 Stock Incentive Plan as of March 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$975,000,000	1	1.00	$975,000,000	1	1.00	$975,000,000

$0.0005	1,000,000	1.30	$0.0005	1,000,000	1.30	$0.0005

$0.0005 - 975,000	1,000,001	1.15	$2.00	1,000,001	1.15	$2.00

Note 11 – Other Income

On March 28, 2013 the Company initiated patent litigation against an outside party. In March 2015, the case was in full discovery, the pre-trial hearing was held, and the deliberations were continuing. Mediation took place in May 2015 to discuss a potential settlement, and on January 15, 2016, the parties reached a settlement in the matter. As part of the settlement, the Company received a payment in January 2016 of $9,750,000 and incurred fees related to the settlement of $4,187,257.

In March 2015 the Company entered into a settlement agreement relating to a lawsuit with a former channel partner for $412,500 which was recorded as other income. In September 2015, the Company and the former channel partner amended the settlement agreement and reduced the total settlement to $305,000.

Note 12 – Income Taxes

For the three months ended March 31, 2016 and 2015, the Company recognized net income of $4,900,831 and $451,299, respectively. The Company did not record any provision for income taxes because the net income for these periods was offset by available net operating losses of approximately $18.9 million and $18.0 million, respectively.

In accordance with Accounting Standards Codification ("ASC") 740, Income Taxes, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a "more likely than not" standard, with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability; the length of statutory carryover periods for operating losses and tax credit carryovers; and available tax planning alternatives. Our deferred tax assets are composed primarily of U.S. federal net operating loss carryforwards and temporary differences related to stock based compensation. Based on available objective evidence, management believes it is more likely than not that these deferred tax assets are not recognizable and will not be recognizable until its determined that we have sufficient taxable income. We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods, and disclosures. As of March 31, 2016, the Company does not have any liabilities for unrecognized tax uncertainties.

Note 13 – Commitments and Contingencies

Asset Sale and Licensing Agreement

On August 24, 2015, the Company entered into an agreement with Cyber Safety, Inc., a New York corporation ("Cyber Safety") for Cyber Security to license, and retain an option to purchase, the patents and Intellectual Property related to the GuardedID® and MobileTrust® software. In conjunction with the licensing and the option to purchase, Cyber Safety loaned the Company $408,000 (see Note 5).

Cyber Safety has the option to buy our GuardedID® patent for $9,000,000 that expires on September 30, 2020. At March 31, 2016, the Company does not have an estimate when Cyber Safety will exercise its option to make the purchase. Cyber Safety will also resell our GuardedID® and MobileTrust® products, for which we will receive a royalty, while we retain an unlimited license to resell those products.

As a condition of the asset purchase agreement, Cyber Safety will license the Malware Suite (as defined in the Asset Purchase Agreement) up to and until September 30, 2020. Pursuant to this license, Cyber Safety shall pay the Company 15% of the net amount Cyber Safety receives, as defined, which amount may be increased to 20% under certain conditions for ProtectID®, and is subject to reduction for commissions and support costs that Cyber Safety will be obligated to pay to the Company. During the three months ended March 31, 2016, the Company did not receive any license revenue related to this agreement.

Due to Factor

In March 2007, the Company entered into a sale and subordination agreement with a factoring firm whereby the Company sold its rights to two invoices, from February 2007 and March 2007, totaling $470,200 to the factor. Upon signing the agreement and providing the required disclosures, the factor remitted $197,450 to the Company. By December 31, 2007, the two invoice were deemed uncollectible. In February 2008, the Company agreed to pay the factor a settlement of $75,000 in September 2008, unless both parties mutually agreed to extend the due date. In September 2008, the Company and the factor reached a verbal agreement to extend the due date to December 31, 2008. The Company is currently pursuing a further extension. As of March 31, 2016, the balance due to the factor by the Company was $209,192 including interest.

Note 14 – Subsequent Events

Repayment of Unsecured Convertible Notes Payable

Subsequent to March 31, 2016, the Company repaid $110,000 of principal and accrued interest of unsecured convertible notes, which resulted in the extinguishment of approximately $114,000 of derivative liabilities and the forgiveness of approximately $55,000 of accrued interest.

Issuance of shares of Common Stock upon conversion of accrued interest

Subsequent to March 31, 2016, convertible note holders were issued 313,002,342 shares of the Company's common stock with a fair value of approximately $31,956 as additional interest.

Cashless Exercise of Warrants

Subsequent to March 31, 2016, the Company executed a settlement agreement with an investor relating to outstanding warrant agreements issued in conjunction with convertible notes that were repaid by the Company in January 2016. Per the terms of the settlement, the Company received and processed a final cashless exercise of warrants, valued at $37,200, into 155,000,000 shares of the Company's common stock at an exercise price of $0.00024 per share. The Company is determining the accounting impact of this transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION REGARDING FORWARD-LOOKING INFORMATION

Included in this interim report are "forward-looking" statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA") as well as historical information. Some of our statements under "Business", "Properties", "Legal Proceedings", "Management's Discussion and Analysis of Financial Condition and Results of Operations"," the Notes to Financial Statements" and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled "Risk Factors." Forward-looking statements include those that use forward-looking terminology, such as the words "anticipate," "believe," "estimate," "expect," "intend," "may," "project," "plan," "will," "shall," "should," and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. We claim the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.

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

In November 2010, we received notice that the United States Patent and Trademark Office ("USPTO") had issued an official Notice of Allowance for the patent application for the technology relating to our ProtectID® product. In January 2011, we received notice that the USPTO issued to us Patent No. 7,870,599. This "Out-of-Band" patent went through a USPTO Re-Examination process starting on August 16, 2011 and concluded on December 27, 2011, with all of our patent claims remaining intact and eight additional patent claims being added. Since 2011, we submitted additional continuation patents on the "Out-of-Band" patent, two were granted and another is still pending.

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

In July 2013, we received notice that the USPTO had added approximately sixty additional patent claims for our Out-of-Band patent we received in January 2011, by issuing to us Patent No. 8,484,698 thereby, we believe, strengthening our position with clients and our current and potential lawsuits.

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

We generated all of our revenues of $82,709 for the three months ended March 31, 2016 (compared to $68,661 for the three months ended March 31, 2015), from the sales of our security products. The increase in revenues was due to the increase in our hardware, software and maintenance sales (including our new mobile technologies). We have realized delays in revenues from some of our new distributor's that, although there can be no assurances, we anticipate will appear later in 2016, and in the delayed rollout of our new mobile security technologies, that are now rolling out through the Apple and Android markets. In addition, we rolled out our GuardedID® MAC version that we anticipate, but cannot guarantee, that combined with the new mobile security technologies, will increase our revenues during 2016 and thereafter. Additionally, we believe we have opportunities through our sales distribution channels, including current pilots, which we anticipate, but cannot guarantee, should increase revenues in 2016 and thereafter, especially with the addition of our new mobile security products and new multi-marketing partners.

We market our products globally to financial service firms, healthcare related companies, legal services companies, e-commerce companies, gaming, automotive, government agencies, multi-level marketing groups, the enterprise market in general, and with virtual private network companies, as well as technology service companies and retail distributors that service all the above markets. We seek such sales through our own direct efforts, with emphasis on retail, through distributors, resellers and third party agents internationally. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in multiple production installations and pilot projects with various distributors, resellers and direct customers primarily in the United States. Our GuardedID® product is also being sold directly to consumers, primarily through the Internet as well as distributors, resellers, third party agents, affiliates and potential OEM agreements by bundling GuardedID® with their products (providing a value-add and competitive advantage to their own products and offerings). Currently this is the most active market for us with multiple programs in production. We anticipate, but cannot guarantee, increases in revenues in 2016 from these programs. In addition, we have completed the development and testing of our new mobile products, MobileTrust® and GuardedID® Mobile Software Development Kit (SDK), which is in now available in the Apple Store and the Android Play Store. The mobile products play a major role in our anticipated, but not guaranteed, 2016 revenue projections.

We have incurred substantial losses since our inception. Our management believes that our products provide a cost-effective and technologically competitive solution to address the problems of network security and identity theft in general. Updated guidance for the Federal Financial Institutions Examination Council ("FFIEC") regulations include the requirement for solutions that have Two-Factor Out-of-Band Authentication and products that stop keylogging malware, real time, which our management believes our proprietary products uniquely and directly address. This new updated guidance went into effect as of January 1, 2012. Based on this new requirement in the latest FFIEC update that was published in June 2011 with enforcement commencing in January 2012, we have experienced a growing increase in sales orders and inquiries. However, there can be no assurance that our products will continue to gain acceptance and continue to grow in the commercial marketplace or that one of our competitors will not introduce technically superior products.

Because we are now experiencing a continual growing market demand, we are developing a sizeable global reseller and distribution channel as a strategy to generate, manage and fulfill demand for our products across market segments, minimizing the requirement for an increase in our staff as we grow our distributor market. We have minimized the concentration on our initial direct sales efforts as our distribution and reseller channels continue to grow internationally and require appropriate levels of support.

In February 2014, a 1:1,500 reverse stock split of our issued and outstanding shares of common stock was ratified, effective upon the filing of an amendment to our Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in March 2014.In December 2014, a 1:650 reverse stock split of our issued and outstanding shares of common stock was ratified, effective upon the filing of an amendment to our Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in January 2015. In June 2015, a 1:1,000 reverse stock split of our issued and outstanding shares of common stock was ratified, effective upon the filing of an amendment to our Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in July 2015.

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

Business Model

We are focusing primarily on developing sales through "channel" relationships in which our products are offered by other manufacturers, distributors, value-added resellers and agents, internationally. In 2015, we added and publicly announced additions to our global distribution sales channel, which provides additional presence for us in the United States, Canada, Europe and Africa. We continue to add additional channel partners, especially on the consumer side and developed a new retail business. We also sell our suite of security products directly from our Edison, New Jersey office, which also augments our channel partner relationships. It is our strategy that these "channel" relationships will provide the greater percentage of our revenues ongoing, as was the case in the past two years. Examples of the channel relationships that we are seeking include already established original equipment manufacturer ("OEM") and bundled relationships with other security technology and software providers that would integrate or bundle the enhanced security capabilities of ProtectID®, GuardedID® and/or MobileTrust® into their own product lines, including our MobileTrust® SDK, thereby providing greater value to their clients. These would include providers of networking software and manufacturers of computer and telecommunications hardware and software that provide managed services, and multi-level marketing groups, as well as all markets interested in increasing the value of their products and packages, such as financial services software, anti-virus, government integrators and identity theft product companies. We signed various new distributors during the fourth quarter of 2015 and have optimistic expectations for 2016, resulting from these distribution relationships. Additionally, in February 2016, Advanced Cyber Security ("ACS") purchased their option to buy our GuardedID® patent for nine million dollars ($9,000,000) to be paid by September 30, 2020, and will resell our GuardedID® and MobileTrust® products, for which we will receive a royalty, while we retain an unlimited license to resell those products. The distributors have already obtained new clients and we expect, but cannot guarantee, that more clients will be obtained during 2016 and thereafter. There is no guarantee as to the timing and success of these business relationships.

From our MobileTrust® security application, built with our sCloud registration process, we have created and announced two new products: our new ProtectID® Mobile OTP (One Time Password) to be used with ProtectID®; and our new GuardedID® Mobile keystroke encryption software development kit (SDK). Both new products are now in production. With the creation of this new GuardedID® Mobile SDK, we now focus the sales of this software product to the development groups of our target markets for it to be added to their mobile applications. We are in discussions with many large scale parties that are interested in this software. Management has already received requests for this software, as keystroke encryption malware grows and remains a major problem for the mobile-cyber security market. Particularly with anti-virus products being seen as non-effective against malware threats.

Our primary target markets include financial services such as banks and insurance companies, healthcare providers, legal services, government agencies through integrators, technology platforms, e-commerce based services companies, telecommunications and cellular carriers, technology software companies, government agencies and consumers, especially for our mobile and keystroke encryption products. We are focusing our concentration on cyber security and data breach strategic problem areas, such as where compliance with financial, healthcare, legal and government regulations are key and stolen passwords are used to acquire private information illegally. In the fourth quarter of 2015, a number of our channel partners had pilots and client implementations in place that are expected, although no assurances can be provided, to increase our revenues in 2016. With our mobile products commencing production in 2016, we anticipate, but cannot guarantee, increased revenues for the remainder of 2016 and thereafter. There is no guarantee as to the timing and success of these efforts.

Because we are now expecting a continual, recurring growing market demand, especially in the mobility and encryption markets, we continue to develop an increasing global reseller and distribution channel as a strategy to generate, manage and fulfill demand for our products across market segments, minimizing the requirement for an increase in our staff as we grow our distributor market. We continue to minimize the concentration on our initial direct sales efforts as our distribution and reseller channels continue to grow internationally and provide appropriate levels of sales and support in the growing Cyber Security market.

We seek to generate revenue through fees for ProtectID® based on client consumer usage in the financial, healthcare services and legal services markets, as well as enterprises in general, through our Cloud Service, plus one-time and annual per person fees in the enterprise markets which often are for in-house installations of our products, and set-up and recurring transaction fees when the product is accessed in our Cloud Service, along with annual maintenance fees, and other one-time and recurring fees. We also intend to generate revenues through sales of our GuardedID® product. GuardedID® pricing is for an annual license and we discount for volume purchases. GuardedID® pricing models, especially when bundling through OEM contracts, include monthly and quarterly recurring revenues. As more agreements are reached by our distributors, we are experiencing monthly increasing sales growth, through the execution of GuardedID® bundled OEM agreements. We also provide our clients a choice of operating our ProtectID® software internally by licensing it or through our hosted Cloud Service or a hybrid that some clients have implemented and none of our competitors presently offer. GuardedID® requires a download on each and every computer it protects, whether for employees or consumers. We have four GuardedID® products, (i) a standard version which protects browser data entry only, (ii) a premium version which protects almost all the applications running under Microsoft Windows on the desktop, including Microsoft Office Suite and almost all applications running on the desktop, (iii) an Enterprise version which, in addition, provides the Enterprise administrative rights and the use of Microsoft's Enterprise tools for the product's deployment, and (iv) an Apple MAC version for all the latest MAC operating systems and for the browsers and entire desktop. Our MobileTrust® mobile product will be priced for the consumer through the appropriate mobile phone stores, as well as direct, distribution and OEM sales for higher volume enterprises, including volume discounts to the degree allowed by the telecommunications providers. Our GuardedID® Mobile SDK (software development kit) will be priced on an annual recurring fee based on number of users. We anticipate, but can provide no assurances, that these new product offerings will result in the largest number of sales and related revenues for us in 2016 and thereafter.

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

Marketing

Our multi-channel marketing strategy includes:

1.

Direct sales to enterprise and commercial customers. In this effort, we plan on joining ACS at the RSA Security Show annually, as well as other security related shows and we are looking at other sales alternatives in order to respond aggressively to inquiries related to our products.

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

4.

Original Equipment Manufacturers (OEM): SFT products are sold to other security technology vendors that integrate ProtectIDÒ, GuardedIDÒ and now GuardedIDÒ Mobile SDK into their products (bundling) and services providing for monthly/annual increasing recurring revenues.

5.	Internet sites and retail stores that sell GuardedIDÒ to consumers and small enterprises, such as affiliates.

6.

Technology and other providers and resellers, agents and distributors interested in purchasing and or selling our new MobileTrustÒ cyber solution for all mobile devices, initially for all Apple and Android devices (production started in 2016).

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

Intellectual Property

We are working with our patent attorneys to aggressively continue to enforce our patent rights now that we have successfully settled our first major patent lawsuit. Our patent attorneys filed our fourth "Out of Band" continuation patents. The third patent was recently granted and the fourth patent is pending. We currently have three patents granted to us for Out-of-Band ProtectID® (Patent Nos.: 7,870,599, 8,484,698 and 8,713,701). In September 2014, we filed an International Patent for MobileTrust® (PCT/US20114/029905) which is pending.

We are also working with our patent attorneys to plan our strategy to aggressively enforce the patent rights relating to our granted Keystroke Encryption patents that help protect our GuardedID® and MobileTrust® products. We were granted three related keystroke encryption patents for which we received the most recent patent on March 3, 2015 (Patent Nos.: 8,566,608, 8,732,483 and 8,973,107). In February 2016, a channel partner exercised their option to purchase our GuardedID® patents, which requires them to pay us $9,000,000 for the patents by September 30, 2020, in addition to royalties on sales.

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

Business Strategy

While we will most likely continue to post operating deficits, our first quarter 2016 results will show an overall net income, due to the award we received from the confidential settlement of our first major patent remediation litigation. Most of the costs that we incur are related to salaries, professional fees, marketing, sales and research & design. We increased our technology staff by hiring a software engineer in January 2016. Our operations presently require funding of approximately $130,000 per month. We expect that our monthly cash usage for operations will increase slightly due to contracted and anticipated increased volumes and adding some targeted channel marketing programs. We anticipate that the areas in which we will experience the greatest increase inoperating expenses is in marketing, selling, product support, product research and new technology development in the growing cyber security market. We are committed to maintaining our current level of operating costs until we reach the level of revenues needed to absorb any potential increase in costs.

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

Although we believe that our suite of products offers competitive advantages, there is no assurance that any of these products will continue to increase its market share in the marketplace. Our competitors include established software and hardware companies that are likely to be better financed and to have established sales channels. Due to the high level of innovation in the software development industry, it is also possible that a competitor will introduce a product that provides a higher level of security than our products or which can be offered at prices that are more advantageous to the customer.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2015

Revenues for the three months ended March 31, 2016 were $82,709 compared to $68,661 for the three months ended March 31, 2015, an increase of $14,048 or 20.5%. The increase in revenues was due to the increase in hardware sales maintenance sales, revenue from sign on fees and especially from starting to sell our mobile products in stores and enterprise accounts. We have opportunities, through our sales channels, including current pilots, that we expect, but cannot guarantee, will increase overall revenues in 2016. We anticipate, but cannot guarantee, revenues will continue to increase as we currently rollout MobileTrust®.

Revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign on fees, and recurring transaction fees. Software, services and maintenance sales for the three months ended March 31, 2016 were $81,899 compared to $68,661 for the three months ended March 31, 2015, an increase of $13,238. The increase in software, services and maintenance revenues was primarily due to the increase in the sales of our mobile products.Hardware sales for the three months ended March 31, 2016 were $810 compared to $0 for the three months ended March 31, 2015, an increase of $810. The increase in hardware revenues was due to the increase in sales of our one-time-password token key-fobs.

Cost of revenues for the three months ended March 31, 2016 was $906 compared to $736 for the three months ended March 31, 2015, an increase of $170, or 23.1%. The increase resulted from the increase in sales of our one-time-password token key-fobs. Cost of revenues as a percentage of total revenues for the three months ended March 31, 2016 was 1.1% compared to 1.1% for the three months ended March 31, 2015.

Gross profit for the three months ended March 31, 2016 was $81,803 compared to $67,925 for the three months ended March 31, 2015, an increase of $13,878, or 20.4%. The increase in gross profit was primarily due to the increase in our product revenues.

Research and development expenses for the three months ended March 31, 2016 were $114,975 compared to $62,277 for the three months ended March 31, 2015, an increase of $52,698, or 84.6%. The increase in research and development expenses was due to the addition of one staff member (we increased our technology staff by hiring a software engineer in January 2016) and the testing of our mobile products, which required the purchase of peripherals for testing purposes. The salaries, benefits and overhead costs of personnel conducting research and development of our software products primarily comprise research and development expenses.

Compensation, professional fees, and selling, general and administrative (collectively, "SGA") expenses for the three months ended March 31, 2016 were $518,249 compared to $303,173 for the three months ended March 31, 2015, an increase of $215,076 or 70.9%. The increase was due primarily to the increase in salaries and related payroll taxes resulting from salary increases implemented in January 2016 and an increase in professional fees we expensed. SG&A expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other income (expense) for the three months ended March 31, 2016 was income of $5,452,252 as compared to $748,824 for the three months ended March 31, 2015, representing an increase in of $4,703,428, or 628%. The increase was primarily due to the confidential net settlement of patent remediation litigation, which was settled in January 2016, and the extinguishment of derivatives relating to the payoff of convertible debt, offset by interest expense.

Our net income for the three months ended March 31, 2016 was $4,900,831 compared to $451,299 for the three months ended March 31, 2015, an increase in net income of $4,449,532, or 986%. The increase was due primarily to the increase in other income caused by the confidential net settlement of patent remediation litigation 2016 and the extinguishment of derivatives relating to the payoff of convertible debt, offset by the increase in SGA expenses and interest expense.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the three months ended March 31, 2016, the Company incurred a loss from operations of $551,421 and at March 31, 2016, the Company had a stockholders' deficit of $7,633,226. These factors raise substantial doubt about the Company's ability to continue as a going concern. In addition, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2015 financial statements, has raised substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We have historically incurred recurring operating losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing.

We financed our operations during the three months ended March 31, 2016 primarily through the net settlement of patent remediation litigation which was settled in January 2016. Management anticipates that we will rely on our revenues and the proceeds from the litigation settlement net payment to finance our operations through December 31, 2016. While management believes that there will be a substantial percentage of our sales generated from our GuardedID® and new mobile products and there are an increasing number of customers for our patented ProtectID® product, we will continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market continues to grow, with increasing marketing efforts, management believes, but cannot guarantee, we will continue to attain greater numbers of customers.

Our number of common shares outstanding increased from 22,711,924 shares at December 31, 2015 to 1,814,955,065 at March 31, 2016, an increase of 7,891%. The increase in the number of common shares outstanding was due to common shares issued related to the conversion of convertible debt in order to reduce our outstanding debentures.

Our number of shares of Series B Preferred Stock issued and outstanding at March 31, 2016 did not change from 175,338 shares at December 31, 2015.

We have historically incurred operating losses and our operations presently require funding of approximately $130,000 per month. While we are presently cash flow positive, management believes, but cannot provide assurances, that we will be cash flow positive in 2016, based on the confidential settlement of patent remediation litigation and recently executed and announced contracts and potential contracts that we closed in the fourth quarter of 2015 in the financial industry, technology, insurance, enterprise, healthcare, government, legal, and consumer sectors in the United States, Latin America, Europe, Africa and the Pacific Rim. There can be no assurance, however, that the sales anticipated will materialize or that we will achieve the profitability we have forecasted. Management also recognizes the consequences of current world economic developments and the possible volatile effect on currency rates resulting from revenues derived from foreign markets.

SUMMARY OF FUNDED DEBT TRANSACTIONS FOR THE THREE MONTHS ENDED MARCH 31, 2016

During the three months ended March 31, 2016, we repaid a total of $613,351 of unsecured convertible notes to ten unrelated parties. Additionally, during the three months ended March 31, 2016, ten investor firms converted $143,123 of convertible notes, $37,968 of accrued interest and $239,153 of additional interest, into 1,792,235,641 shares of our common stock. The conversion prices ranged from $0.000058 per share to $0.0008 per share.

During the three months ended March 31, 2016, we issued unsecured notes in an aggregate total of $75,000 to one unrelated party. Additionally, during the three months ended March 31, 2016, we repaid a total of $517,792 of unsecured notes to five unrelated parties.

During the three months ended March 31, 2016, we repaid a total of $310,000 of secured notes to one unrelated party.

Summary of Funded Debt

As of March 31, 2016, our company's open unsecured promissory note balance was $1,932,617 and secured promissory note balance was $10,400, listed as follows:

•	$50,000 to an unrelated individual - current term portion

•	$210,000 to an unrelated company - current portion

•	$1,460,000 to twenty unrelated individuals through term sheet with the StrikeForce Investor Group - current portion

•	$137,500 to an unrelated company - current portion

•	$25,793 to an unrelated company - current portion

•	$16,324 to an unrelated company - long term portion

•	$33,000 to an unrelated company - current portion

•	$10,400 to an unrelated company - current portion

As of March 31, 2016, our company'sopen unsecured related party promissory note balances were $742,513, listed as follows:

•	$742,513 to our CEO - current portion

As of March 31, 2016, our company's open convertible secured note balances were $542,588, listed as follows:

•	$542,588 to DART (custodian for Citco Global and as assigned in 04/09 by YA Global and Highgate House Funds, Ltd.)

As of March 31, 2016, our company's open convertible note balances were $978,899, listed as follows (month/year):

•	$235,000 to an unrelated company (03/05 unsecured debenture) - current portion

•	$7,000 to an unrelated company (06/05 unsecured debenture) - current portion

•	$10,000 to an unrelated individual (06/05 unsecured debenture) - current portion

•	$40,000 to three unrelated individuals (07/05 unsecured debentures) - current portion

•	$5,000 to an unrelated individual (09/05 unsecured debenture) - current portion

•	$10,000 to an unrelated individual (12/05 unsecured debenture) - current portion

•	$30,000 to an unrelated individual (06/06 unsecured debenture) - current portion

•	$70,000 to an unrelated individual (09/06 unsecured debenture) - current portion

•	$3,512 to an unrelated individual (02/07 unsecured debenture) - current portion

•	$100,000 to an unrelated individual (05/07 unsecured debenture) - current portion

•	$100,000 to an unrelated individual (06/07 unsecured debentures) - current portion

•	$100,000 to an unrelated individual (07/07 unsecured debenture) - current portion

•	$120,000 to three unrelated individuals (08/07 unsecured debentures) - current portion

•	$50,000 to two unrelated individuals (12/09 unsecured debentures) - current portion

•	$30,000 to an unrelated company (03/10 unsecured debenture) - current portion

•	$68,387 to an unrelated company (03/12 unsecured debenture) - current portion

As of March 31, 2016, our company's open convertible note balances - related parties were $355,500, listed as follows:

•	$268,000 to our CEO - current portion

•	$57,500 to our VP of Technical Services - current portion

•	$30,000 to a relative of our CTO & one of our Software Developers - current portion

The terms of convertible secured debentures issued to certain of the existing stockholders require that we obtain the consent of such stockholders prior to our entering into subsequent financing arrangements. No assurance can be given that we will be able to obtain additional financing on terms that are favorable to us or that the holders of the secured debentures will provide their consent to permit us to enter into subsequent financing arrangements.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the three months ended March 31, 2016, the Company incurred a loss from operations of $551,421 and at March 31, 2016, the Company had a stockholders' deficit of $7,633,226. These factors raise substantial doubt about the Company's ability to continue as a going concern. In addition, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2015 financial statements, has raised substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Hardware

Revenue from hardware sales is recognized when the product is shipped to the customer and there are either no unfulfilled obligations by us, or any obligations that will not affect the customer's final acceptance of the arrangement. All costs of these obligations are accrued when the corresponding revenue is recognized.

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

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer (CFO) of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2016. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the following material weaknesses:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the interim period ending March 31, 2016. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 28, 2013 we initiated patent litigation against an outside party. As of March 31, 2015, the case was in full discovery, the pre-trial hearing was held, and the deliberations were continuing. Mediation took place in May 2015 to discuss a potential settlement, and on January 15, 2016, the parties reached a settlement in the matter. Per the terms of the settlement, we received a payment of $4.9 million, net of legal fees, which was recorded as other income in the first quarter of 2016.

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for "smaller reporting companies."

Information about risk factors for the interim period ended March 31, 2016, does not differ materially from that set forth in Part I, Item 1A of the Company's 2015 Annual Report on Form 10-K.

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

In January 2016, note holders converted an aggregate of $35,421 of principal and $2,406 of accrued interest into 157,451,441 shares of the Company's common stock at conversion prices ranging from $0.000232 to $0.0003 per share.

In February 2016, note holders converted an aggregate of $69,888 of principal, $21,027 of accrued interest and $9,485 of additional interest into 610,231,367 shares of the Company's common stock at conversion prices ranging from $0.0001 to $0.00036 per share.

In March 2016, note holders converted an aggregate of $37,814 of principal, $14,535 of accrued interest and $229,668 of additional interest into 1,024,552,833 shares of the Company's common stock at conversion prices ranging from $0.000058 to $0.0008 per share.

In March 2016, we issued a total of 7,500 shares of restricted common stock, valued at $14, relating to a December 2009 retainer agreement with an attorney.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Effective January 25, 2016, the Board of Directors determined to increase the base salaries of its officers and employees, including its named executive officers, such that the new salaries are comparable to similarly situated companies. Consequently, the base salaries of Mark Kay, George Waller, and Ram Pemmaraju have been set at $150,000 per annum. Other employees were granted increases to between $105,000 and $125,000 per annum. Additionally, our officers forgave an aggregate total of $699,000 of accrued payroll, from prior years' missed salaries, that we owed to them. We recorded the officers' forgiveness of accrued payroll as a capital contribution in January 2016.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of StrikeForce Technologies, Inc.(1)

3.2	Amended Articles of Incorporation of StrikeForce Technologies, Inc. (5)

3.3	By-laws of StrikeForce Technologies, Inc. (1)

3.4	Amended By-laws of StrikeForce Technologies, Inc. (5)

3.5	Amended By-laws of StrikeForce Technologies, Inc. (6)

3.6	Articles of Amendment of StrikeForce Technologies, Inc. (6)

10.1	2004 Stock Option Plan (1)

10.2	Securities Purchase Agreement dated December 20, 2004, by and among StrikeForce Technologies, Inc. and YA Global Investments, LP. (1)

10.3	Secured Convertible Debenture with YA Global Investments, LP. (1)

10.4	Investor Registration Rights Agreement dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement.(2)

10.5	Escrow Agreement, dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement. (2)

10.6	Security Agreement dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement. (1)

10.7	Secured Convertible Debenture with YA Global Investments, LP dated January 18, 2005. (1)

10.8	Royalty Agreement with NetLabs.com, Inc. and Amendments. (1)

10.9	Employment Agreement dated as of May 20, 2003, by and between StrikeForce Technologies, Inc. and Mark L. Kay. (1)

10.10	Amended and Restated Secured Convertible Debenture with YA Global Investments, LP dated April 27, 2005. (1)

10.11	Amendment and Consent dated as of April 27, 2005, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP. (1)

10.12	Securities Purchase Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)

10.13	Investor Registration Rights Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (2)

10.14	Secured Convertible Debenture with Highgate House Funds, Ltd. dated April 27, 2005. (2)

10.15	Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)

10.16	Escrow Shares Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)

10.17	Security Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)

10.18	Network Service Agreement with Panasonic Management Information Technology Service Company dated August 1, 2003 (and amendment). (1)

10.19	Client Non-Disclosure Agreement. (1)

10.20	Employee Non-Disclosure Agreement. (1)

10.21	Secured Convertible Debenture with Highgate House Funds, Ltd. dated May 6, 2005. (2)

10.22	Termination Agreement with YA Global Investments, LP dated February 19, 2005. (1)

10.23	Securities Purchase Agreement with WestPark Capital, Inc. (4)

10.24	Form of Promissory Note with WestPark Capital, Inc. (4)

10.25	Investor Registration Rights Agreement with WestPark Capital, Inc. (4)

10.26	Drawdown Equity Financing Facility with Auctus Private Equity Fund, LLC., dated April 13, 2012 (7)

10.27	Registration Rights Agreement with Auctus Private Equity Fund, LLC, dated April 13, 2012 (7)

10.28	StrikeForce Technologies Inc. WEBEX Presentation dated May 30, 2012 (8)

10.29	Irrevocable Waiver of Conversion Rights of Mark L. Kay (9)

10.30	Irrevocable Waiver of Conversion Rights of Ramarao Pemmaraju (9)

10.31	Irrevocable Waiver of Conversion Rights of George Waller (9)

10.32	CFO Consultant Agreement with Philip E. Blocker (9)

10.33	Resume of Philip E. Blocker (9)

10.34	Corporate Resolution for Issuance of Common Stock to Auctus Private Equity Fund, LLC (9)

10.35	Termination of a Material Definitive Agreement (11)

10.36	2012 Stock Option Plan (12)

10.37	Amendments to Articles of Incorporation (13)

10.38	Amendments to Articles of Incorporation (14)

10.39	Registration of Classes of Securities (15)

10.40	Amendments to Articles of Incorporation (16)

10.41	Registration of Classes of Securities (17)

10.42	Amendments to Articles of Incorporation (18)

10.43	Registration of Classes of Securities (19)

10.44	Amendments to Articles of Incorporation (20)

10.45	Amendments to Articles of Incorporation (21)

10.46	Amendments to Articles of Incorporation (22)

10.47	Amendments to Articles of Incorporation o (23)

10.48	Amendments to Articles of Incorporation (24)

10.49	Asset Purchase Agreement between StrikeForce Technologies, Inc. and Cyber Safety, Inc., dated August 24, 2015 (25)

10.51	to the Asset Purchase Agreement and Distributor and Reseller Agreement between StrikeForce Technologies, Inc. and Cyber Safety, Inc. (26)

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

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

101	Interactive data files pursuant to Rule 405 of Regulation S-T. (3)
______________

(1)	Filed as an exhibit to the Registrant's Form SB-2 dated as of May 11, 2005 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant's Amendment No. 1 to Form SB-2 dated as of June 27, 2005 and incorporated herein by reference.

(3)	Filed herewith.

(4)	Filed as an exhibit to the Registrant's Form 8-K dated August 1, 2006 and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant's Form 8-K dated December 23, 2010 and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant's Form 8-K dated February 4, 2011 and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant's Form 8-K dated May 9, 2012 and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant's Form 8-K dated May 30, 2012 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant's Form S-1/A dated July 31, 2012 and incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant's Form S-1/A dated September 7, 2012 and incorporated herein by reference.

(11)	Filed as an exhibit to the Registrant's Form 8-K dated October 3, 2012 and incorporated herein by reference.

(12)	Filed in conjunction with the Registrant's Form 14A filed October 5, 2012 and incorporated herein by reference.

(13)	Filed as an exhibit to the Registrant's Form 8-K dated February 5, 2013 and incorporated herein by reference.

(14)	Filed as an exhibit to the Registrant's Form 8-K dated May 14, 2013 and incorporated herein by reference.

(15)	Filed as an exhibit to the Registrant's Form 8-A dated July 29, 2013 and incorporated herein by reference.

(16)	Filed as an exhibit to the Registrant's Form 8-K dated August 22, 2013 and incorporated herein by reference.

(17)	Filed as an exhibit to the Registrant's Form 8-A dated October 3, 2013 and incorporated herein by reference.

(18)	Filed as an exhibit to the Registrant's Form 8-K dated October 3, 2013 and incorporated herein by reference.

(19)	Filed as an exhibit to the Registrant's Form 8-A dated December 31, 2013 and incorporated herein by reference.

(20)	Filed as an exhibit to the Registrant's Form 8-K dated December 31, 2013 and incorporated herein by reference.

(21)	Filed as an exhibit to the Registrant's Form 8-K dated March 18, 2014 and incorporated herein by reference.

(22)	Filed as an exhibit to the Registrant's Form 8-K dated December 22, 2014 and incorporated herein by reference.

(23)	Filed as an exhibit to the Registrant's Form 8-K dated February 13, 2015 and incorporated herein by reference.

(24)	Filed as an exhibit to the Registrant's Form 8-K dated August 4, 2015 and incorporated herein by reference.

(25)	Filed as an exhibit to the Registrant's Form 8-K dated August 28, 2015 and incorporated herein by reference.

(26)	Filed as an exhibit to the Registrant's Form 8-K dated February 2, 2016 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRIKEFORCE TECHNOLOGIES, INC.

Dated: May 23, 2016	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: May 23, 2016	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer

