Form 10-Q
period 2016-06-30
StrikeForce Technologies Inc.
filed 2016-08-15
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 15, 2016
Common stock, $0.0001 par value	2,282,964,907

Indicate the number of shares outstanding of each of the issuer's classes of preferred stock, as of the latest practicable date.

Class	Outstanding at August 15, 2016
Preferred stock, Series A, no par value	3

Class	Outstanding at August 15, 2016
Preferred stock, Series B, $0.10 par value	175,338

Transitional Small Business Disclosure Format Yes ☐ No ☒

Documents Incorporated By Reference

None

STRIKEFORCE TECHNOLOGIES, INC.

INDEX TO FORM 10-Q FILING

JUNE 30, 2016

PART I

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in our annual report on Form 10-K for the year ended December 31, 2015, filed April 14, 2016. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that can be expected for the year ending December 31, 2016.

STRIKEFORCE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,667,607	$37,153
Accounts receivable	126,159	18,524
Prepayments and other current assets	6,585	4,732

Total current assets	1,800,351	60,409

Property and equipment, net	2,663	4,184
Patents, net	14,883	15,910
Security deposit	8,684	8,684

Total Assets	$1,826,581	$89,187

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Current maturities of convertible notes payable, net	$1,448,100	$2,263,695
Convertible notes payable - related parties	355,500	355,500
Current maturities of notes payable, net	1,899,785	2,452,791
Current maturities of notes payable - related parties	742,513	722,638
Accounts payable	627,146	1,295,829
Accrued expenses	13,367	13,368
Accrued interest	3,791,399	3,921,004
Accrued salaries and payroll taxes	8,332	1,347,772
Derivative liabilities	280,430	989,019
Due to factor	209,192	209,192

Total current liabilities	9,375,764	13,570,808

Non-current Liabilities:
Notes payable, net of current maturities	16,324	222,991
Notes payable - related parties, net of current maturities	-	19,875

Total Liabilities	9,392,088	13,813,674

Commitments and contingencies

Stockholders' Deficit
Series A Preferred stock, no par value; 100 shares authorized; 3 shares issued and outstanding	987,000	987,000
Series B Preferred stock par value $0.10: 100,000,000 shares authorized; 175,338 shares issued and outstanding, respectively	17,534	17,534
Preferred stock series not designated par value $0.10: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.0001: 5,000,000,000 shares authorized; 2,282,964,907 and 22,711,924 shares issued and outstanding, respectively	228,296	2,271
Additional paid-in capital	23,835,186	22,526,096
Accumulated deficit	(32,633,523)	(37,257,388)

Total Stockholders' Deficit	(7,565,507)	(13,724,487)

Total Liabilities and Stockholders' Deficit	$1,826,581	$89,187

See accompanying notes to the condensed financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$126,890	$76,076	$209,599	$144,737

Cost of revenue	3,059	3,250	3,964	3,986

Gross margin	123,831	72,826	205,635	140,751

Operating expenses:
Compensation	102,945	84,581	220,718	170,482
Professional fees	83,431	173,481	475,859	303,082
Selling, general and administrative expenses	232,800	97,617	245,562	185,287
Research and development	138,245	63,250	253,220	125,527

Total operating expenses	557,421	418,929	1,195,359	784,378

Loss from operations	(433,590)	(346,103)	(989,724)	(643,627)

Other income (expense):
Litigation settlement	-	-	9,750,000	-
Fees related to litigation settlement	-	-	(4,187,257)	-
Interest and financing expense	(239,464)	(161,197)	(926,696)	(296,341)
Debt discount amortization	-	-	(34,293)	-
Change in fair value of derivative liabilities, net	113,636	287,924	73,009	759,392
Extinguishment of derivatives	-	-	635,600	-
Forgiveness of debt	288,942	-	304,785	-
Other income (expense)	(1,778)	(107,500)	(1,559)	305,000

Other income (expense), net	161,336	19,227	5,613,589	768,051

Net income (loss)	$(272,254)	$(326,876)	$4,623,865	$124,424

Earnings per common share - basic and diluted
-Basic	$-	$(0.64)	$-	$0.48
-Diluted	$-	$(0.64)	$-	$0.20

Weighted average common shares outstanding
-Basic	2,253,698,380	509,316	1,404,082,143	259,215
-Diluted	2,253,698,380	509,316	1,404,615,174	609,623

See accompanying notes to the condensed financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENT OF CHANGE IN STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Unaudited)

	Series A Preferred stock,		Series B Preferred stock,		Common stock,		Additional		Total
	no par value		par value $0.10		par value $0.0001		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at January 1, 2016	3	$987,000	175,338	$17,534	22,711,924	$2,271	$22,526,096	$(37,257,388)	$(13,724,487)

Fair value of shares issued for services	-	-	-	-	154,890,000	15,489	170,399	-	185,888

Fair value of shares of common stock for conversions of convertible notes payable and interest	-	-	-	-	2,105,237,983	210,524	368,511	-	579,035

Fair value of common shares in connection with the exercise of warrants	-	-	-	-	125,000	12	(12)	-	-

Forgiveness of accrued officers salaries recorded as capital contribution	-	-	-	-	-	-	762,275	-	762,275

Fair value of vested options for consulting services	-	-	-	-	-	-	7,917	-	7,917

Net income	-	-	-	-	-	-	-	4,623,865	4,623,865

Balance at June 30, 2016 (Unaudited)	3	$987,000	175,338	$17,534	2,282,964,907	$228,296	$23,835,186	$(32,633,523)	$(7,565,507)

See accompanying notes to the condensed financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$4,623,865	$124,424
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,548	4,517
Amortization of discount on notes payable	34,293	26,228
Change in fair value of derivative financial instruments	(73,009)	(759,392)
Extinguishment of derivative liability	(635,600)	-
Fair value of common stock issued for interest on conversion of convertible notes	386,352	-
Forgiveness of debt	(304,785)	-
Fair value of common stock issued for services	185,888	-
Fair value of vested options for consulting services	7,917	64
Changes in operating assets and liabilities:
Accounts receivable	(107,635)	10,638
Prepaid expenses	(1,853)	7,263
Accounts payable	(435,051)	(243)
Accrued expenses	(1)	257,429
Accrued interest	(9,432)	-
Accrued salaries and payroll taxes	(576,605)	-
Net cash provided by (used in) operating activities	3,096,892	(329,072)

Cash flows from financing activities:
Proceeds from notes payable	75,000	42,000
Repayment of convertible notes payable	(686,738)	-
Repayment of secured notes payable	(310,000)	-
Repayment of notes payable	(544,700)	(4,600)
Proceeds from convertible notes payable	-	67,000
Proceeds from notes payable - related parties	-	19,875
Proceeds from secured notes payable	-	310,000
Net cash (used in) provided by financing activities	(1,466,438)	434,275

Net change in cash	1,630,454	105,203

Cash at beginning of the period	37,153	13,129

Cash at end of the period	$1,667,607	$118,332

Supplemental disclosure of cash flow information:
Interest paid	$216,053	$-
Income tax paid	$-	$-

Non-cash investing and financing activities:
Common shares issued for conversion of debt and accrued interest	$192,683	$197,214
Forgiveness of accrued officers salaries recorded as capital contribution	$762,275	$-
Common shares issued for exercise of warrants	$-	$1,395
Debt discount due to convertible feature	$-	$67,562
Reclassification of derivative liability to equity	$-	$276,040
Issuance of series B preferred stock in connection with secured notes payable	$-	$25,001

See accompanying notes to the condensed financial statements.

StrikeForce Technologies, Inc.

Three Months and Six Months Ended June 30, 2016 and 2015

Notes to the Condensed Financial Statements

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

The Company is a software development and services company that offers a suite of integrated computer network security products using proprietary technology. The Company initially conducted operations as an integrator and reseller of computer hardware and telecommunications equipment and services until December 2002. In December 2002, and formally memorialized in September 2003, the Company acquired certain intellectual property rights and patent pending technology from NetLabs.com, Inc. ("NetLabs") including the rights to further develop and sell their principal technology. In addition, certain officers of NetLabs joined our company as officers and directors of the Company. The Company's ongoing strategy is developing and marketing its suite of network security products to the corporate, financial, healthcare, legal, government, technology, insurance, e-commerce and consumer sectors.

Liquidity and Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the six months ended June 30, 2016, the Company incurred a loss from operations of $989,724 and at June 30, 2016, the Company had a stockholders' deficit of $7,565,507. These factors raise substantial doubt about the Company's ability to continue as a going concern. In addition, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2015 financial statements, has raised substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At June 30, 2016, the Company had cash on hand in the amount of $1,667,607. The Company's ability to continue as a going concern is dependent upon its ability to implement its business plan. Currently, management is attempting to increase revenues and improve gross margins by a revised sales strategy. The Company is redirecting its sales focus from direct sales to domestic and international sales channels, where it is primarily selling through a channel of Distributors, Value Added Resellers, Strategic Partners and Original Equipment Manufacturers. While the Company believes in the viability of its strategy to increase revenues, there can be no assurances to that effect. The Company's ability to continue as a going concern is dependent upon its ability to continually increase its customer base and realize increased revenues from recently signed contracts. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stock holders, in the case of equity financing.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation-Unaudited Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2016. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2015 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the United States Securities and Exchange Commission ("SEC") on April 14, 2016.

Reverse Stock Splits

In January 2015, the Company effected a 1:650 reverse stock split of the Company's issued and outstanding shares of common stock.

In July 2015, the Company effected a 1:1,000 reverse stock split of the Company's issued and outstanding shares of common stock.

All share and per share amounts have been adjusted, on a retroactive basis, to reflect the reverse stock splits adopted by the Company as if the reverses had occurred at the beginning of the earliest period presented.

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

Revenue from hardware sales is recognized when the product is shipped to the customer and there are either no unfulfilled obligations by the Company, or any obligations that will not affect the customer's final acceptance of the arrangement. All costs of these obligations are accrued when the corresponding revenue is recognized.

Revenue from time and service contracts is recognized as the services are provided. Revenue from delivered elements of one-time charge licensed software is recognized at the inception of the license term, provided we have vendor-specific objective evidence of the fair value of each delivered element. Revenue is deferred for undelivered elements. The Company recognizes revenue from the sale of software licenses when the four criteria discussed above are met. If the Company determines that collection of a fee is not reasonably assured, it defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. Revenue from monthly software licenses is recognized on a subscription basis.

The Company offers an Application Service Provider (ASP) hosted cloud service whereby customer usage transactions are invoiced monthly on a cost per transaction basis.

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

As of June 30, 2016 and December 31, 2015, the Company's balance sheets included the fair value of derivative liabilities of $280,430 and $989,019, respectively, which were based on Level 2 measurements.

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

The following tables set forth the computation of basic and diluted earnings (loss) per share:

	Three months ended June 30,
	2016	2015
Loss per share - Basic
Loss for the period	$(272,254)	$(326,876)
Basic average common stock outstanding	2,253,698,380	509,316
Net loss per share	$-	$(0.64)

	Three months ended June 30,
	2016	2015
Loss per share - Diluted
Loss for the period	$(272,254)	$(326,876)
Basic average common stock outstanding	2,253,698,380	509,316
Diluted effect of outstanding stock options and warrants	-	-
Diluted average common stock outstanding	2,253,698,380	509,316
Net loss per share	$-	$(0.64)

	Six months ended June 30,
	2016	2015
Earnings per share - Basic
Income for the period	$4,623,865	$124,424
Basic average common stock outstanding	1,404,082,143	259,215
Net earnings per share	$-	$0.48

	Six months ended June 30,
	2016	2015
Earnings per share - Diluted
Income for the period	$4,623,865	$124,424
Basic average common stock outstanding	1,404,082,143	259,215
Diluted effect of outstanding stock options and warrants	533,031	350,408
Diluted average common stock outstanding	1,404,615,174	609,623
Net earnings per share	$-	$0.20

Significant Concentrations

For the interim period ended June 30, 2016, sales to two customers comprised 48% and 36% of revenues, respectively. For the interim period ended June 30, 2015, sales to two customers comprised 63% and 17% of revenues, respectively. At June 30, 2016, two customers comprised 79%, and 10% of accounts receivable, respectively.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

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

Note 3 - Convertible Notes Payable

Convertible notes payable consisted of the following:

	June 30, 2016	December 31, 2015
Secured
(a) DART	$542,588	$542,588

Unsecured
(b) Convertible notes with fixed conversion features	905,512	910,512
(c) Convertible notes with adjustable conversion features	-	824,861
Total convertible notes	1,448,100	2,277,961
Discount on convertible notes	-	(14,266)
Convertible notes	$1,448,100	$2,263,695

(a)	At June 30, 2016 and December 31, 2015, $542,588 in aggregate principal amount of the DART/Citco Global debentures was issued and outstanding and are secured through the note holder's claim on the Company's intellectual property. The secured convertible debentures are in default. Due to the adjustable conversion price feature of the secured convertible debentures, the conversion feature of the notes were accounted for a derivative liability (see Note 7). DART did not process any conversions in fiscal 2016 or 2015, and the Company has been in contact with the note holder who has indicated that it has no present intention of exercising its right to convert the debentures into shares of the Company's common stock. In connection with the secured convertible debentures with DART/Citco Global, we granted DART/Citco Global a secured interest in all of our assets. Under the terms of the secured debentures, we are restricted in our ability to issue additional securities as long as any portion of the principal or interest on the secured debentures remains outstanding. During 2016 or 2015, we did not obtain DART/Citco Global's written consent related to any of our financing agreements.

(b)	Convertible notes payable consisted of thirteen unsecured convertible notes ranging in interest rates of 0% per annum to 18% per annum. The notes are convertible at a fixed amount into 13 shares of the Company's common stock, at fixed per share amounts ranging from $1,950,000 to $9,750,000,000 per share, as defined in the agreements. The notes were due in various dates through 2015 and are all currently in default. The Company is currently pursuing settlements with certain of the holders.

At December 31, 2015, the balance of the accrued interest on the unsecured convertible notes with fixed conversion features was $932,272. During the interim period ended June 30, 2016, interest expense of $40,174 was recorded, and at June 30, 2016, the balance of accrued interest on unsecured convertible notes with fixed conversion features was $946,273.

(c)	At December 31, 2015, the balance of the unsecured convertible notes with adjustable conversion features was $824,861. During the interim period ended June 30, 2016, the Company repaid a total of $681,738 of unsecured convertible notes principal. In addition, note holders converted an aggregate of $143,123 of unsecured convertible note principal. At June 30, 2016, the balance of unsecured convertible notes with adjustable conversion features was $0.

The Notes were convertible into shares of Common Stock of the Company at the option of the holder at a price per share discount of 40% of the Company's Common Stock trading market price during a certain time period. The Company determined that the conversion prices of the Notes were not a fixed amount because they were subject to adjustment based on the occurrence of future offerings or events and therefore the conversion feature of the notes were accounted for a derivative liability. During the interim period ended June 30, 2016, the payment and conversion of the convertible notes resulted in the Company recording a gain of $635,600 related to the extinguishment of the corresponding derivative liability (see Note 7).

At December 31, 2015, the balance of the accrued interest on the unsecured convertible notes with adjustable conversion features was $296,396. During the interim period ended June 30, 2016, the Company repaid a total of $147,829 of accrued interest, and note holders converted an aggregate of $49,560 of accrued interest into shares of common stock. During the interim period ended June 30, 2016, interest expense of $13,278 was recorded. Additionally, accrued interest of $71,153 was forgiven and written-off, and at June 30, 2016, the balance of accrued interest on unsecured convertible notes payable with adjustable conversion features was $22,962.

During the interim period ended June 30, 2016, a total of $192,683 principal and accrued interest on unsecured convertible notes with adjustable conversion features was converted into 1,594,171,735 shares of the Company's common stock at conversion prices ranging from $0.000058 to $0.0008 per share. In addition, 511,066,248 shares of common stock were issued with a fair value of $386,202 as additional interest to certain note holders.

At June 30, 2016 and December 31, 2015, accrued interest due for all convertible notes was $969,235 and $1,228,668, respectively, and is included in accrued interest in the accompanying balance sheets. Interest expense for all convertible notes payable for the interim periods ended June 30, 2016 and 2015 was $53,452 and $104,245, respectively.

Note 4 - Convertible Notes Payable – Related Parties

Convertible notes payable - related parties consisted of twelve unsecured convertible notes payable: six to the Company's Chief Executive Officer, for $268,000, at a compounded interest rate of 8% per annum; two to the Company's VP of Technology, for $57,500, interest ranging from prime plus 2% to prime plus 4% per annum; and four to the spouse of the Company's Chief Technology Officer, for $30,000, at a compounded interest rate of 8% per annum. All of the notes are convertible at a fixed conversion price of $9,750,000,000 per share, as defined in the agreements, and have extended due dates of December 31, 2016. The balance of the outstanding convertible notes payable - related parties was $355,500 and $355,500 as of June 30, 2016 and December 31, 2015, respectively. At June 30, 2016, all convertible notes payable-related parties are current liabilities.

At June 30, 2016 and December 31, 2015, accrued interest due for the convertible notes – related parties was $418,158 and $391,001, respectively, and is included in accrued interest in the accompanying balance sheets. Interest expense for convertible notes payable – related parties for the interim periods ended June 30, 2016 and 2015 was $27,157 and $24,880, respectively.

Note 5 - Notes Payable

Notes payable consisted of the following:

	June 30, 2016	December 31, 2015
Secured
(a) H. Group Partners, Inc.	$-	$310,000
(b) Promissory note - factoring	-	35,200

Unsecured
(c) Promissory notes – various parties	456,109	875,609
(d) Promissory notes – StrikeForce Investor Group	1,460,000	1,475,000

Total notes payable	1,916,109	2,695,809
Discount on secured notes payable	-	(20,027)
Notes payable, net of discount	1,916,109	2,675,782
Long-term portion	(16,324)	(222,991)

Promissory notes, current maturities	$1,899,785	$2,452,791

(a)	In May 2015, the Company executed a secured promissory note with an unrelated party for $310,000, bearing interest at 10% per annum maturing through March 31, 2018. The note was secured by the Company's intellectual property, accounts, fixtures and property. As an inducement to make the loan, the note holder received 16,667 shares Series B preferred stock at $1.50 per share that are convertible into shares of the Company's common stock at a 30% discount to current market value, as defined. At June 30, 2016, the conversion feature of the Series B preferred stock was excluded from the Company's derivative analysis due to the Company's use of a sequencing method to prioritize its convertible securities. During the interim period ended June 30, 2016, the Company repaid $310,000 secured note principal, $23,611 of accrued interest, and $204,560 of additional interest to the note holder.

(b)	In October 2015, the Company entered into a promissory note agreement with a funder whereby the Company has the option to sell certain of its future receipts from accounts receivables to the funder. The Company executed a note for $50,400 with the funder, and the funder had a security interest in all accounts, chattel paper, equipment, general intangibles, instruments and inventory, as defined in the agreement. As December 31, 2015, the balance of the note was $35,200. As of June 30, 2016, the Company had repaid the remaining balance.

(c)	Notes payable consists of various unsecured promissory notes with interest up to 10% per annum. As of June 30, 2016, notes aggregating $397,500 were in default. Certain of the notes carry default interest rates up to 14% per annum. The Company is currently pursuing settlements with certain of the note holders. As of December 31, 2015, the balance due under these notes was $875,609, including $408,000 due to Cyber Safety, Inc. ("Cyber Safety", see Note 13). During the interim period ended June 30, 2016, the Company issued a non-interest bearing unsecured promissory note for $75,000 to Cyber Safety maturing in January 2017. Additionally, during the interim period ended June 30, 2016, the Company paid off a total of $509,500 of non-interest bearing unsecured notes, including $450,000 paid to Cyber Safety. At June 30, 2016, the balance due under these notes was $456,109, including $33,000 due to Cyber Safety.

(d)	Notes payable of various unsecured promissory notes, interest at 10% per annum, originally due in 2011, and currently in default. The Company is currently pursuing extensions on the notes. During the interim period ended June 30, 2016, the Company repaid $15,000 of principal of one of the notes.

At June 30, 2016 and December 31, 2015, accrued interest due for the notes was $1,827,389 and $1,731,874, respectively, and is included in accrued interest in the accompanying balance sheets. Interest expense for notes payable for the interim periods ended June 30, 2016 and 2015 was $98,318 and $95,409, respectively.

Note 6 - Notes Payable – Related Party

Notes payable- related party consist of eighteen unsecured notes payable to the Company's Chief Executive Officer ranging in interest rates of 0% per annum to 10% per annum. The notes have extended due dates of December 31, 2016, with the exception of one note for $19,875 due in January 2017, and all are shown as current liabilities. The balance of the outstanding notes payable - related party was $742,513 and $742,513 as of June 30, 2016 and December 31, 2015, respectively.

At June 30, 2016 and December 31, 2015, accrued interest due for the notes – related party was $576,616 and $548,653, respectively, and is included in accrued interest in the accompanying balance sheets. Interest expense for notes payable - related parties for the interim periods ended June 30, 2016 and 2015 was $27,963 and $27,810, respectively.

Note 7 - Derivative Financial Instruments

Under authoritative guidance issued by the FASB, instruments which do not have fixed settlement provisions, are deemed to be derivative instruments. The conversion feature of certain of the Company's convertible notes payable and liabilities payable in shares (described in Notes 3 and 4 above) did not have fixed settlement provisions because the ultimate determination of shares to be issued could exceed current available authorized shares.

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

The derivative liability was valued at the following dates using a probability weighted Black-Scholes-Merton model with the following assumptions:

	June 30, 2016	December 31, 2015
Conversion feature:
Risk-free interest rate	0.16%	0.16%
Expected volatility	70%	100%
Expected life (in years)	1 year	.25 to 5 years
Expected dividend yield	-	-

Fair Value:
Conversion feature	$280,430	$989,019

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The expected volatility is based on the historical volatility of a group of comparable public companies. The expected life of the conversion feature of the notes was based on the remaining terms of the related notes. The expected dividend yield was based on the fact that the Company has not customarily paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

At December 31, 2015, the balance of the derivative liabilities was $989,019. During the six months ended June 30, 2016, convertible notes and accrued interest totaling $1,087,707 were converted into shares of common stock or paid in cash, and the Company recorded a gain of $635,600 related to the extinguishment of the corresponding derivative liability. As of June 30, 2016, the Company re-measured the derivative liabilities and determined the fair value to be $280,430, and for the six months ended June 30, 2016, recorded a gain on the change in fair value of derivatives of $73,009.

Note 8 - Stockholders' Deficit

Common Stock

During the six month period ended June 30, 2016, the Company issued an aggregate of 2,260,252,983 shares of its common stock as follows:

•	Convertible note holders converted $143,123 of principal, $49,560 of accrued interest and $386,352 of additional interest, or a total of $579,035, into 2,105,237,983 shares of common stock at conversion prices ranging from $0.000058 to $0.0008 per share.

•	An investor processed a cashless exercise of 30 warrant shares into 125,000 shares of the Company's common stock. The investor received an additional 154,875,000 shares of the Company's common stock as modification consideration, valued at $185,850, and recorded as the fair value of shares issued for services in general and administrative expenses.

•	The Company issued 15,000 shares of common stock for services, valued at $38.

Capital Contribution

In January 2016, the Company's officers forgave an aggregate total of $762,275 of accrued payroll due to them from the Company. The Company recorded the forgiveness of accrued payroll as a capital contribution.

Note 9 - Warrants

The table below summarizes the Company's warrant activities at June 30, 2016:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2015	30	$695,000-9,750,000,000	$10,430,000	$509,262	$-

Granted	-	-	-	-	$-
Canceled	(-)	-	-	-	-

Exercised	(30)	$0.00024	$8,382,915	(103,969)	-
Expired	(-)	$29,250,000-9,750,000,000	$29,886,738	$(405,293)	$-
Balance, June 30, 2016	-	$-	$-	$-	$-

Vested and exercisable, June 30, 2016	-	$-	$-	$-	$-

Unvested, June 30, 2016	-	$-	$-	$-	$-

In April 2016, the Company executed a settlement agreement with an investor relating to outstanding warrant agreements issued in conjunction with convertible notes that were repaid by the Company in January 2016. Per the terms of the settlement, the investor processed a cashless exercise of 30 warrant shares into 125,000 shares of the Company's common stock, valued at $150, and recorded as financing expense. The investor received an additional 154,875,000 shares of the Company's common stock as modification consideration, valued at $185,850, and recorded as general and administrative expense.

Note 10 - Options

In August 2015, the Company awarded options to purchase 1,000,000 shares of its common stock to an unrelated consultant, exercisable at $0.0005 per share. Fair value of vested options was $7,917 in the interim period ended June 30, 2016, and included as part of operating expenses on the statement of operations.

The table below summarizes the Company's 2004 Incentive Plan and 2012 Stock Incentive Plan activities through June 30, 2016:

	Number of Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2015	1,000,003	$0.0005-9,750,000,000	$2.00	$2,785,163	$-

Expired	2	$9,750,000	$9,750,000	$(506,697)	$-

Balance, June 30, 2016	1,000,001	$0.0005-975,000,000	$0.005	$2,278,466	$-

Vested and exercisable, June 30, 2016	1,000,001	$0.0005-975,000,000	$0.005	$2,278,466	$-

Unvested, June 30, 2016	-	$-	$-	$-	$-

As of June 30, 2016, options to purchase an aggregate of 1,000,001 shares of common stock were outstanding under the 2004 incentive plan and 2012 Stock Incentive Plan and there were 5,500,000 shares remaining available for issuance. At June 30, 2016, the intrinsic value of outstanding options was zero.

The following table summarizes information concerning 2004 Incentive plan and 2012 Stock Incentive Plan as of June 30, 2016:

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

Note 11 - Other Income

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

During the six months ended June 30, 2016, the Company wrote off $233,632 of trade payables, recorded as forgiveness of debt, that were aged over ten years. Additionally, accrued interest of $71,153 was forgiven and written-off (see Note 3).

In March 2015 the Company entered into a settlement agreement relating to a lawsuit with a former channel partner for $412,500 which was recorded as other income. In the period ended June 30, 2015, the Company and the former channel partner amended the settlement agreement and reduced the total settlement to $305,000.

Note 12 - Income Taxes

For the six months ended June 30, 2016 and 2015, the Company recognized net income of $4,623,865 and $124,424, respectively. The Company did not record any provision for income taxes because the net income for these periods was offset by available net operating losses of approximately $18.9 million and $18.0 million, respectively.

In accordance with guidance of FASB Accounting Standards Codification ("ASC") 740, Income Taxes, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a "more likely than not" standard, with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability; the length of statutory carryover periods for operating losses and tax credit carryovers; and available tax planning alternatives. Our deferred tax assets are composed primarily of U.S. federal net operating loss carryforwards and temporary differences related to stock based compensation. Based on available objective evidence, management believes it is more likely than not that these deferred tax assets are not recognizable and will not be recognizable until its determined that we have sufficient taxable income. We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods, and disclosures. As of June 30, 2016, the Company does not have any liabilities for unrecognized tax uncertainties.

Note 13 - Commitments and Contingencies

Asset Sale and Licensing Agreement

On August 24, 2015, the Company entered into an agreement with Cyber Safety, Inc., a New York corporation ("Cyber Safety") for Cyber Safety to license, and retain an option to purchase, the patents and Intellectual Property related to the GuardedID® and MobileTrust® software. In conjunction with the licensing and the option to purchase, Cyber Safety loaned the Company $408,000 in 2015 and $75,000 in 2016, of which a total of $450,000 has been repaid in 2016 (see Note 5).

Cyber Safety has the option to buy our GuardedID® patent for $9,000,000 that expires on September 30, 2020. At June 30, 2016, the Company does not have an estimate if Cyber Safety will exercise its option to make the purchase. Cyber Safety will also resell our GuardedID® and MobileTrust® products, for which we will receive a royalty, while we retain an unlimited license to resell those products.

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

In March 2016, Advanced Cyber, a subsidiary of Cyber Safety, agreed to pay the Company $25,000 per month as a license fee in conjunction with Company's agreements with Cyber Safety. Included in revenue for the three and six months ended June 30, 2016 is $90,000 and $100,000, respectively, of license revenue from Advanced Cyber. At June 30, 2016, the total license fee receivable due from Advanced Cyber was $100,000.

Legal Proceedings

On June 20, 2016, the Company initiated additional patent litigation against three major competitors in the U.S. District Court for the District of New Jersey in Newark, for infringement of United States Patent No. 8,484,698. This litigation is ongoing.

Due to Factor

In March 2007, the Company entered into a sale and subordination agreement with a factoring firm whereby the Company sold its rights to two invoices, from February 2007 and March 2007, totaling $470,200 to the factor. Upon signing the agreement and providing the required disclosures, the factor remitted $197,450 to the Company. By December 31, 2007, the two invoice were deemed uncollectible. In February 2008, the Company agreed to pay the factor a settlement of $75,000 in September 2008, unless both parties mutually agreed to extend the due date. In September 2008, the Company and the factor reached a verbal agreement to extend the due date to December 31, 2008. The Company is currently pursuing a further extension. As of June 30, 2016, the balance due to the factor by the Company was $209,192 including interest.

Note 14 - Subsequent Events

Subsequent to June 30, 2016, the Company repaid $45,000 of principal of unsecured notes to two unrelated parties.

Subsequent to June 30, 2016, a note holder in the StrikeForce Investor Group (See Note 5) assigned a delinquent note of $50,000, dated January 22, 2008, and $20,000 of accrued interest, to an unrelated party. Upon repayment of the assigned note, the balance of the accrued interest will be forgiven by the new note holder.

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

We generated all of our revenues of $209,599 for the six months ended June 30, 2016 (compared to $144,737 for the six months ended June 30, 2015), from the sales of our security products. The increase in revenues was due to the increase in our software and maintenance sales, including our new mobile technologies. We have realized delays in revenues from some of our new distributor's that, although there can be no assurances, we anticipate will appear in the last two quarters of 2016, and in the delayed rollout of our new mobile security technologies, that are now rolling out through the Apple and Android markets. In addition, we rolled out our GuardedID® MAC version that we anticipate, but cannot guarantee, that combined with the new mobile security technologies, will continue to increase our revenues during 2016 and thereafter. Additionally, we believe we have opportunities through our sales distribution channels, including current pilots, which we anticipate, but cannot guarantee, should continue to increase revenues in 2016 and thereafter, especially with the addition of our new mobile security products and new multi-marketing partners.

We market our products globally to financial service firms, healthcare related companies, legal services companies, e-commerce companies, gaming, automotive, government agencies, multi-level marketing groups, the enterprise market in general, and with virtual private network companies, as well as technology service companies and retail distributors that service all the above markets. We seek such sales through our own direct efforts, with emphasis on retail, through distributors, resellers and third party agents internationally. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in multiple production installations and pilot projects with various distributors, resellers and direct customers primarily in the United States. Our GuardedID® product is also being sold directly to consumers, primarily through the Internet as well as distributors, resellers, third party agents, affiliates and potential OEM agreements by bundling GuardedID® with their products (providing a value-add and competitive advantage to their own products and offerings). Currently this is the most active market for us with multiple programs in production. We anticipate, but cannot guarantee, continuing increases in revenues in 2016 from these programs. In addition, we have completed the development and testing of our new mobile products, MobileTrust® and GuardedID® Mobile Software Development Kit (SDK), which is in now available in the Apple Store and the Android Play Store. The mobile products play a major role in our anticipated, but not guaranteed, 2016-2017 internal revenue projections.

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

Because we are now experiencing a continual growing market demand, we are developing a sizeable global reseller and distribution channel as a strategy to generate, manage and fulfill demand for our products across market segments, minimizing the requirement for an increase in our staff as we grow our distributor market. We have minimized the concentration on our initial direct sales efforts as our distribution and reseller channels continue to grow internationally and will require appropriate levels of support.

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

Business Model

We are focusing primarily on developing sales through "channel" relationships in which our products are offered by other manufacturers, distributors, value-added resellers and agents, internationally. In 2015, we added and publicly announced additions to our global distribution sales channel, which provides additional presence for us in the United States, Canada, Europe and Africa. We continue to add additional channel partners, especially on the consumer side and developed a new retail business. We also sell our suite of security products directly from our Edison, New Jersey office, which also augments our channel partner relationships. It is our strategy that these "channel" relationships will provide the greater percentage of our revenues ongoing, as was the case in the past two years. Examples of the channel relationships that we are seeking include already established original equipment manufacturer ("OEM") and bundled relationships with other security technology and software providers that would integrate or bundle the enhanced security capabilities of ProtectID®, GuardedID® and/or MobileTrust® into their own product lines, including our MobileTrust® SDK, thereby providing greater value to their clients. These would include providers of networking software and manufacturers of computer and telecommunications hardware and software that provide managed services, and multi-level marketing groups, as well as all markets interested in increasing the value of their products and packages, such as financial services software, anti-virus, government integrators and identity theft product companies. We signed various new distributors during the fourth quarter of 2015 and have optimistic expectations for 2016, resulting from these distribution relationships. Additionally, in February 2016, Advanced Cyber Security ("ACS") purchased their option to buy our GuardedID® patent for nine million dollars ($9,000,000) to be paid by September 30, 2020, and will resell our GuardedID® and MobileTrust® products, for which we will receive a royalty, while we retain a perpetual license to resell those products. The distributors have already obtained new clients and we expect, but cannot guarantee, that more clients will be obtained during 2016 and thereafter. There is no guarantee as to the timing and success of these business relationships.

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

Our primary target markets include financial services such as banks and insurance companies, healthcare providers, legal services, government agencies through integrators, technology platforms, e-commerce based services companies, telecommunications and cellular carriers, technology software companies, government agencies and consumers, especially for our mobile and keystroke encryption products. We are focusing our concentration on cyber security and data breach strategic problem areas, such as where compliance with financial, healthcare, legal and government regulations are key and stolen passwords are used to acquire private information illegally. In the fourth quarter of 2015, a number of our channel partners had pilots and client implementations in place that are expected, although no assurances can be provided, to increase our revenues in 2016. Our mobile products went into production during the first quarter of 2016 and the revenues related to those products are increasing, primarily as a result of the efforts of our channel partners, Advanced Cyber Security and others. There is no guarantee as to the timing and continued success of these efforts.

Because we are now expecting a continual, recurring growing market demand, especially in the mobility and encryption markets, we continue to develop an increasing global reseller and distribution channel as a strategy to generate, manage and fulfill demand for our products across market segments, minimizing the requirement for an increase in our staff as we grow our distributor market. We continue to minimize the concentration on our initial direct sales efforts as our distribution and reseller channels continue to grow internationally and provide appropriate levels of sales and support to the growing Cyber Security market.

We seek to generate revenue through fees for ProtectID® based on client consumer usage in the financial, healthcare services and legal services markets, as well as enterprises in general, through our Cloud Service, plus one-time and annual per person fees in the enterprise markets which often are for in-house installations of our products, and set-up and recurring transaction fees when the product is accessed in our Cloud Service, along with annual maintenance fees, and other one-time and recurring fees. We have also implemented our new ProtectID® v2.3, which includes our Mobile One-Time-Password. We also intend to generate revenues through sales of our GuardedID® product. GuardedID® pricing is for an annual license and we discount for volume purchases. GuardedID® pricing models, especially when bundling through OEM contracts, include monthly and quarterly recurring revenues. As more agreements are reached by our distributors, we are experiencing monthly increasing sales growth, through the execution of GuardedID® bundled OEM agreements. We also provide our clients a choice of operating our ProtectID® software internally by licensing it or through our hosted Cloud Service or a hybrid that some clients have implemented and none of our competitors presently offer. GuardedID® requires a download on each and every computer it protects, whether for employees or consumers. We have four GuardedID® products, (i) a standard version which protects browser data entry only, (ii) a premium version which protects almost all the applications running under Microsoft Windows on the desktop, including Microsoft Office Suite and almost all applications running on the desktop, (iii) an Enterprise version which, in addition, provides the Enterprise administrative rights and the use of Microsoft's Enterprise tools for the product's deployment, and (iv) an Apple MAC version for all the latest MAC operating systems and for the browsers and entire desktop. Our MobileTrust® mobile product will be priced for the consumer through the appropriate mobile phone stores, as well as direct, distribution and OEM sales for higher volume enterprises, including volume discounts to the degree allowed by the telecommunications providers. Our GuardedID® Mobile SDK (software development kit) went to the open market in the second quarter of 2016. We anticipate, but cannot guarantee, steadily increasing revenues from this product offering.

Our management believes that our products provide a cost-effective and technologically competitive solution to address the increasing problems of network security and cyber security in general. Updated guidance for the Federal Financial Institutions Examination Council ("FFIEC") regulations include the requirement for solutions that have Two-Factor Out-of-Band Authentication and products that stop keylogging malware, real time, which our management believes our proprietary products uniquely and directly address. This new updated guidance went into effect as of January 1, 2012. Additionally, the 2014 Verizon Data Breach report, published in April 2015, stated that 80% of all the data breaches they reported would not have occurred if the corporations used two factor authentication, such as our ProtectID® system. The report also indicates that over 79% of the data breaches would most likely not have occurred if the corporations breached used anti-keylogging software, such as our GuardedID® system in addition to the typical anti-virus programs. Based on the FFIEC requirement, the latest Verizon Data Breach Report and the new articles from the White House urging law firms and legal services firms to add two factor authentication, we have recently experienced a growing increase in pilots and sales orders and inquiries specifically in the financial and legal markets. In January 2014, PCI Compliance published an update that includes the requirement for not only encrypting data at rest, but also to encrypt data in motion including the keystrokes users enter in their device. Additionally, Symantec's senior vice-president for information security, Brian Dye, told the Wall Street Journal that anti-virus "is dead", in an article published in May 2014. However, there can be no assurance that our products will continue to gain acceptance and continue to grow in the commercial marketplace or that one of our competitors will not introduce technically superior products.

Marketing

Our multi-channel marketing strategy includes:

1. Direct sales to enterprise and commercial customers. In this effort, we joined ACS at the RSA Security Show, as well as attending other security related shows and we are looking at other sales alternatives in order to respond aggressively to inquiries related to our products.

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

4. Original Equipment Manufacturers (OEM): SFT products are sold to other security technology vendors that integrate ProtectID®, GuardedID® and now GuardedID® Mobile SDK into their products (bundling) and services providing for monthly/annual increasing recurring revenues.

5. Internet sites and retail stores that sell GuardedID® and MobileTrust® to consumers and small enterprises.

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

Business Strategy

While we will most likely continue to post operating deficits, our year to date 2016 results show an overall net income, due to the award we received from the confidential settlement of our first major patent remediation litigation. Most of the costs that we incur are related to salaries, professional fees, marketing, sales and research & design. We increased our technology staff by hiring a software engineer in January 2016. Our operations presently require funding of approximately $130,000 per month. We expect that our monthly cash usage for operations will increase slightly due to contracted and anticipated increased volumes and adding some targeted channel marketing programs. We anticipate that the areas in which we will experience the greatest increase in operating expenses is in marketing, selling, product support, product research and new technology development in the growing cyber security market. We are committed to maintaining our current level of operating costs until we reach the level of revenues needed to absorb any potential increase in costs.

Our primary strategy throughout 2016 is to focus on the growth and support of our channel partners, including distributors, resellers and original equipment manufacturers (OEMs). Our internal sales team targets potential direct sales in industries that management believes provides the greatest potential for short term sales. These include small to medium sized financial institutions, government agencies, e-commerce, healthcare, legal and enterprise businesses. We are also executing agreements with strategic resellers and distributors for marketing, selling and supporting our products internationally. We primarily work with distributors, resellers and agents to generate the bulk of our sales internationally, realizing that this strategy takes longer to nurture, however it is progressing well. We are starting to realize positive results, however slowly, with our sales channel and anticipate, but cannot guarantee a successful fiscal 2016, through the sales channel and from our new mobile and GuardedID® MAC products with a concentration of sales already contracted. There can be no assurances, however, that we will succeed in implementing our sales strategy. Although management believes that there is an increasingly strong market for our products as the need for cyber security solutions increases globally, we have not generated substantial revenue from the sale of our products and there is no assurance we can secure a market sufficient to permit us to achieve profitability in the next twelve months.

Competition

The software development and services market is characterized by innovation and competition. There are several well-established companies within the authentication market that offer network security systems in our product market and newer companies with emerging technologies. We believe that our multi-patented "Out-of-Band" multi-factor identity authentication platform is an innovative, secure, adaptable, competitively priced, integrated network authentication platform. The main features of ProtectID® include: an open architecture "Out-of-Band" platform for user authentication; operating system independence; biometric layering; soft mobile tokens; mobile authentication; secure website logon; Virtual Private Network ("VPN") access; domain authentication; newly added Office 365 authentication and multi-level authentication. Unlike other techniques for increased network security, ProtectID® does not rely on a specific authentication device or method (e.g., phone, tokens, smart cards, digital certificates, soft mobile tokens, or biometrics, such as a retinal or fingerprint scan). Rather ProtectID® has been developed as an "open platform" that incorporates an unlimited number of authentication devices and methods. For example, once a user has been identified to a computer network, a system deploying our ProtectID® authentication system permits the "Out-of-Band" authentication of that user by a telephone, iPhone, iPad, Blackberry, PDA, email, hard token, SSL client software, a biometric device such as a voice biometric, or others, before that user is permitted to access the network. By using "Out-of-Band" authentication methods, management believes that ProtectID®, now patented and protected through our ongoing litigation, with plans for additional litigation, provides a competitive product for customers with security requirements greater than typical name and password schemes for virtual private networks and computer systems with multiple users at remote locations, as examples. We also believe that our multi-patented keystroke encryption product, GuardedID®, offers an additional competitive edge for network security and e-commerce applications that should provide greater levels of security and the ability to evolve over time based on newer technologies when made available. There is less competition for the keystroke encryption product and there are no well-established companies in this space, which explains our current growth in pilots and sales for GuardedID®, especially relating to bundled channel partner programs. GuardedID® is critical to help prevent key logging viruses, one of the largest sources of cyberattacks and data breaches. GuardedID® also is protected with three patents. Our newest product, MobileTrust®, is ideal for bringing the functionality of our other two products, especially including keystroke encryption, to all mobile devices, with initial focus on all Apple and Android devices. This product is also protected with our GuardedID® patents and some of its features and functions are covered by the Out-of-Band Authentication patent. We also filed an international patent that is in process as of August 2016. Our other new mobile product is GuardedID® Mobile SDK, which allows our secured keyboard function as a software development kit for developers to purchase and integrate as part of their secured applications. Considering the features and functions, all of our cyber solutions have limited competition based on our products' ability to protect individual identities and computers/devices against some of the most dangerous and increasing threats. We also have great demand for the mobile products, which are being marketed to all potential new clients.

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

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2015

Revenues for the three months ended June 30, 2016 were $126,890 compared to $76,076 for the three months ended June 30, 2015, an increase of $50,814 or 66.8%. The increase in revenues was due to the increase in the sales and license of our software and mobile products. We have opportunities, through our sales channels, including stores, online and current pilots, that we expect, but cannot guarantee, will increase overall revenues in fiscal 2016. We anticipate, but cannot guarantee, revenues will continue to increase as we rollout MobileTrust®.

Revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign on fees, and recurring transaction fees. Software, services and maintenance sales for the three months ended June 30, 2016 were $125,429 compared to $73,500 for the three months ended June 30, 2015, an increase of $51,929. The increase in software, services and maintenance revenues was primarily due to the increase in the sales and license of our software and mobile products. Hardware sales for the three months ended June 30, 2016 were $1,461 compared to $2,576 for the three months ended June 30, 2015, a decrease of $1,115. The decrease in hardware revenues was due to the decrease in sales of our one-time-password token key-fobs.

Cost of revenues for the three months ended June 30, 2016 was $3,059 compared to $3,250 for the three months ended June 30, 2015, a decrease of $191, or 5.9%. The decrease resulted from the decrease in sales of our one-time-password token key-fobs. Cost of revenues as a percentage of total revenues for the three months ended June 30, 2016 was 2.4% compared to 4.3% for the three months ended June 30, 2015.

Gross profit for the three months ended June 30, 2016 was $123,831 compared to $72,826 for the three months ended June 30, 2015, an increase of $51,005, or 70.0%. The increase in gross profit was primarily due to the increase in the sales and license of our software and mobile products.

Research and development expenses for the three months ended June 30, 2016 were $138,245 compared to $63,250 for the three months ended June 30, 2015, an increase of $74,995, or 118.6%. The increase in research and development expenses was due to the addition of one staff member (we increased our technology staff by hiring a software engineer in January 2016) and the testing of our mobile products, which required the purchase of peripherals for testing purposes. The salaries, benefits and overhead costs of personnel conducting research and development of our software products primarily comprise research and development expenses.

Compensation, professional fees, and selling, general and administrative (collectively, "SGA") expenses for the three months ended June 30, 2016 were $419,176 compared to $355,679 for the three months ended June 30, 2015, an increase of $63,497 or 17.9%. The increase was due primarily to the increase in salaries and related payroll taxes resulting from salary increases implemented in January 2016 and an increase in warrant expense. SG&A expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other income (expense) for the three months ended June 30, 2016 was $161,336 as compared to $19,227 for the three months ended June 30, 2015, an increase in of $142,109, or 739%. The increase was primarily due to forgiveness of debt and the extinguishment of derivatives relating to the payoff of convertible debt, offset by interest expense.

Our net loss for the three months ended June 30, 2016 was $272,254 compared to $326,876 for the three months ended June 30, 2015, a decrease in net loss of $54,622, or 16.7%. The decrease was due primarily to the increase in other income caused by forgiveness of debt and the extinguishment of derivatives relating to the payoff of convertible debt, and the increase in revenues, offset by increases in SGA expenses and interest expense.

FOR THE SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2015

Revenues for the six months ended June 30, 2016 were $209,599 compared to $144,737 for the six months ended June 30, 2015, an increase of $64,862 or 44.8%. The increase in revenues was due to the increase in the sales and license of our software and mobile products. We have opportunities, through our sales channels, including stores, online and current pilots, that we expect, but cannot guarantee, will increase overall revenues in fiscal 2016. We anticipate, but cannot guarantee, revenues will continue to increase as we rollout MobileTrust®.

Revenues generated consisted of hardware and software sales and license, services and maintenance sales, revenue from sign on fees, and recurring transaction fees. Software, services and maintenance sales for the six months ended June 30, 2016 were $207,359 compared to $142,161 for the six months ended June 30, 2015, an increase of $65,198. The increase in software, services and maintenance revenues was primarily due to the increase in the sales of our software and mobile products. Hardware sales for the six months ended June 30, 2016 were $2,240 compared to $2,576 for the six months ended June 30, 2015, a decrease of $336. The decrease in hardware revenues was due to the decrease in sales of our one-time-password token key-fobs.

Cost of revenues for the six months ended June 30, 2016 was $3,964 compared to $3,986 for the six months ended June 30, 2015, a decrease of $22, or 0.6%. The decrease resulted from the decrease in sales of our one-time-password token key-fobs. Cost of revenues as a percentage of total revenues for the six months ended June 30, 2016 was 1.9% compared to 2.8% for the six months ended June 30, 2015.

Gross profit for the six months ended June 30, 2016 was $205,635 compared to $140,751 for the six months ended June 30, 2015, an increase of $64,884, or 46.1%. The increase in gross profit was primarily due to the increase in the sales and license of our software and mobile products.

Research and development expenses for the six months ended June 30, 2016 were $253,220 compared to $125,527 for the six months ended June 30, 2015, an increase of $127,693, or 101.7%. The increase in research and development expenses was due to the addition of one staff member (we increased our technology staff by hiring a software engineer in January 2016) and the testing of our mobile products, which required the purchase of peripherals for testing purposes. The salaries, benefits and overhead costs of personnel conducting research and development of our software products primarily comprise research and development expenses.

Compensation, professional fees, and selling, general and administrative (collectively, "SGA") expenses for the six months ended June 30, 2016 were $942,139 compared to $658,851 for the six months ended June 30, 2015, an increase of $283,288 or 43.0%. The increase was due primarily to the increase in salaries and related payroll taxes resulting from salary increases implemented in January 2016, an increase in professional fees and an increase in warrant expense. SG&A expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other income (expense) for the six months ended June 30, 2016 was $5,613,589 as compared to $768,051 for the six months ended June 30, 2015, representing an increase in other income of $4,845,538, or 631%. The increase was primarily due to the confidential net settlement of patent remediation litigation, which was settled in January 2016, the extinguishment of derivatives relating to the payoff of convertible debt and forgiveness of debt, offset by interest expense.

Our net income for the six months ended June 30, 2016 was $4,623,865 compared to $124,424 for the six months ended June 30, 2015, an increase in net income of $4,499,441, or 3,616%. The increase was primarily due to the confidential net settlement of patent remediation litigation, which was settled in January 2016, the extinguishment of derivatives relating to the payoff of convertible debt and forgiveness of debt, offset by increases in SGA expenses and interest expense.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the six months ended June 30, 2016, we incurred a loss from operations of $989,724 and at June 30, 2016, we had a stockholders' deficit of $7,565,507. These factors raise substantial doubt about our ability to continue as a going concern.

We have historically incurred recurring operating losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing.

We financed our operations during the six months ended June 30, 2016 primarily through the net settlement of patent remediation litigation which was settled in January 2016. Management anticipates that we will rely on our revenues and the proceeds from the litigation settlement net payment to finance our operations through December 31, 2016. While management believes that there will be a substantial percentage of our sales generated from our GuardedID® and new mobile products and there are an increasing number of customers for our patented ProtectID® product, we will continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market continues to grow, with increasing marketing efforts, management believes, but cannot guarantee, we will continue to attain greater numbers of customers.

Our number of common shares outstanding increased from 22,711,924 shares at December 31, 2015 to 2,282,964,907 at June 30, 2016, an increase of 9,952%. The increase in the number of common shares outstanding was due to common shares issued related to the conversion of convertible debt in order to reduce our outstanding debentures.

Our number of shares of Series B Preferred Stock issued and outstanding at June 30, 2016 did not change from 175,338 shares at December 31, 2015.

We have historically incurred operating losses and our operations presently require funding of approximately $130,000 per month. While we are presently cash flow positive, management believes, but cannot provide assurances, that we will continue to be cash flow positive in fiscal 2016, based on the confidential settlement of patent remediation litigation and recently executed and announced contracts and potential contracts that we closed in the fourth quarter of 2015 in the financial industry, technology, insurance, enterprise, healthcare, government, legal, and consumer sectors in the United States, Latin America, Europe, Africa and the Pacific Rim. There can be no assurance, however, that the sales anticipated will materialize or that we will achieve the profitability we have forecasted. Management also recognizes the consequences of current world economic developments and the possible volatile effect on currency rates resulting from revenues derived from foreign markets.

SUMMARY OF FUNDED DEBT TRANSACTIONS FOR THE SIX MONTHS ENDED JUNE 30, 2016

During the six months ended June 30, 2016, we repaid a total of $686,738 of unsecured convertible notes to eleven unrelated parties. Additionally, during the six months ended June 30, 2016, ten investor firms converted $143,123 of convertible notes, $49,560 of accrued interest and $386,202 of additional interest, into 2,105,237,983 shares of our common stock. The conversion prices ranged from $0.000058 per share to $0.0008 per share.

During the six months ended June 30, 2016, we issued unsecured notes in an aggregate total of $75,000 to one unrelated party. Additionally, during the six months ended June 30, 2016, we repaid a total of $544,700 of unsecured notes to five unrelated parties.

During the six months ended June 30, 2016, we repaid a total of $310,000 of secured notes to one unrelated party.

Summary of Funded Debt

As of June 30, 2016, our company's open unsecured promissory note balance was $1,916,109, listed as follows:

•	$50,000 to an unrelated individual – current term portion

•	$210,000 to an unrelated company - current portion

•	$1,460,000 to twenty unrelated individuals through term sheet with the StrikeForce Investor Group – current portion

•	$137,500 to an unrelated company - current portion

•	$9,285 to an unrelated company - current portion

•	$16,324 to an unrelated company – long term portion

•	$33,000 to an unrelated company - current portion

As of June 30, 2016, our company's open unsecured related party promissory note balances were $742,513, listed as follows:

•	$742,513 to our CEO – current portion

As of June 30, 2016, our company's open convertible secured note balances were $542,588, listed as follows:

•	$542,588 to DART (custodian for Citco Global and as assigned in 04/09 by YA Global and Highgate House Funds, Ltd.)

As of June 30, 2016, our company's open convertible note balances were $905,512, listed as follows (month/year):

•	$235,000 to an unrelated company (03/05 unsecured debenture) - current portion

•	$7,000 to an unrelated company (06/05 unsecured debenture) – current portion

•	$10,000 to an unrelated individual (06/05 unsecured debenture) - current portion

•	$40,000 to three unrelated individuals (07/05 unsecured debentures) - current portion

•	$10,000 to an unrelated individual (12/05 unsecured debenture) – current portion

•	$30,000 to an unrelated individual (06/06 unsecured debenture) – current portion

•	$70,000 to an unrelated individual (09/06 unsecured debenture) – current portion

•	$3,512 to an unrelated individual (02/07 unsecured debenture) – current portion

•	$100,000 to an unrelated individual (05/07 unsecured debenture) – current portion

•	$100,000 to an unrelated individual (06/07 unsecured debentures) – current portion

•	$100,000 to an unrelated individual (07/07 unsecured debenture) – current portion

•	$120,000 to three unrelated individuals (08/07 unsecured debentures) – current portion

•	$50,000 to two unrelated individuals (12/09 unsecured debentures) - current portion

•	$30,000 to an unrelated company (03/10 unsecured debenture) – current portion

As of June 30, 2016, our company's open convertible note balances - related parties were $355,500, listed as follows:

•	· $268,000 to our CEO – current portion

•	· $57,500 to our VP of Technical Services – current portion

•	· $30,000 to a relative of our CTO & one of our Software Developers – current portion

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the six months ended June 30, 2016, we incurred a loss from operations of $989,724 and at June 30, 2016, we had a stockholders' deficit of $7,565,507. These factors raise substantial doubt about our ability to continue as a going concern. In addition, our independent registered public accounting firm, in its report on our December 31, 2015 financial statements, has raised substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

We offer an Application Service Provider (ASP) hosted cloud service whereby customer usage transactions are invoiced monthly on a cost per transaction basis.

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

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer (CFO) of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2016. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the following material weaknesses:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the interim period ending June 30, 2016. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 28, 2013, we initiated patent litigation against an outside party. As of March 31, 2015, the case was in full discovery, the pre-trial hearing was held, and the deliberations were continuing. Mediation took place in May 2015 to discuss a potential settlement, and on January 15, 2016, the parties reached a settlement in the matter. Per the terms of the settlement, we received a payment of $4.9 million, net of legal fees, which was recorded as other income in the first quarter of 2016.

On June 20, 2016, we initiated additional patent litigation against three major competitors in the U.S. District Court for the District of New Jersey in Newark, for infringement of United States Patent No. 8,484,698. This litigation is ongoing.

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for "smaller reporting companies."

Information about risk factors for the interim period ended June 30, 2016, does not differ materially from that set forth in Part I, Item 1A of our 2015 Annual Report on Form 10-K.

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

In April 2016, note holders converted an aggregate of $11,593 of accrued interest and $147,067 of additional interest into 313,002,342 shares of our common stock at conversion prices ranging from $0.000058 to $0.0013 per share.

In April 2016, an investor processed a cashless exercise of 30 warrant shares into 125,000 shares of our common stock, valued at $150, and recorded as financing expense. The investor received an additional 154,875,000 shares of our common stock as modification consideration, valued at $185,850, and recorded as general and administrative expense.

In June 2016, we issued a total of 7,500 shares of restricted common stock, valued at $25, relating to a December 2009 retainer agreement with an attorney.

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

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of StrikeForce Technologies, Inc.(1)
3.2	Amended Articles of Incorporation of StrikeForce Technologies, Inc. (5)
3.3	By-laws of StrikeForce Technologies, Inc. (1)
3.4	Amended By-laws of StrikeForce Technologies, Inc. (5)
3.5	Amended By-laws of StrikeForce Technologies, Inc. (6)
3.6	Articles of Amendment of StrikeForce Technologies, Inc. (6)
10.1	2004 Stock Option Plan (1)
10.2	Securities Purchase Agreement dated December 20, 2004, by and among StrikeForce Technologies, Inc. and YA Global Investments, LP. (1)
10.3	Secured Convertible Debenture with YA Global Investments, LP. (1)
10.4	Investor Registration Rights Agreement dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement.(2)
10.5	Escrow Agreement, dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement. (2)
10.6	Security Agreement dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement. (1)
10.7	Secured Convertible Debenture with YA Global Investments, LP dated January 18, 2005. (1)
10.8	Royalty Agreement with NetLabs.com, Inc. and Amendments. (1)
10.9	Employment Agreement dated as of May 20, 2003, by and between StrikeForce Technologies, Inc. and Mark L. Kay. (1)
10.10	Amended and Restated Secured Convertible Debenture with YA Global Investments, LP dated April 27, 2005. (1)
10.11	Amendment and Consent dated as of April 27, 2005, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP. (1)
10.12	Securities Purchase Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)
10.13	Investor Registration Rights Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (2)
10.14	Secured Convertible Debenture with Highgate House Funds, Ltd. dated April 27, 2005. (2)
10.15	Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)
10.16	Escrow Shares Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)
10.17	Security Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)
10.18	Network Service Agreement with Panasonic Management Information Technology Service Company dated August 1, 2003 (and amendment). (1)
10.19	Client Non-Disclosure Agreement. (1)
10.20	Employee Non-Disclosure Agreement. (1)
10.21	Secured Convertible Debenture with Highgate House Funds, Ltd. dated May 6, 2005. (2)
10.22	Termination Agreement with YA Global Investments, LP dated February 19, 2005. (1)
10.23	Securities Purchase Agreement with WestPark Capital, Inc. (4)
10.24	Form of Promissory Note with WestPark Capital, Inc. (4)
10.25	Investor Registration Rights Agreement with WestPark Capital, Inc. (4)
10.26	Drawdown Equity Financing Facility with Auctus Private Equity Fund, LLC., dated April 13, 2012 (7)
10.27	Registration Rights Agreement with Auctus Private Equity Fund, LLC, dated April 13, 2012 (7)
10.28	StrikeForce Technologies Inc. WEBEX Presentation dated May 30, 2012 (8)
10.29	Irrevocable Waiver of Conversion Rights of Mark L. Kay (9)
10.30	Irrevocable Waiver of Conversion Rights of Ramarao Pemmaraju (9)
10.31	Irrevocable Waiver of Conversion Rights of George Waller (9)
10.32	CFO Consultant Agreement with Philip E. Blocker (9)
10.33	Resume of Philip E. Blocker (9)
10.34	Corporate Resolution for Issuance of Common Stock to Auctus Private Equity Fund, LLC (9)
10.35	Termination of a Material Definitive Agreement (11)
10.36	2012 Stock Option Plan (12)
10.37	Amendments to Articles of Incorporation (13)

10.38	Amendments to Articles of Incorporation (14)
10.39	Registration of Classes of Securities (15)
10.40	Amendments to Articles of Incorporation (16)
10.41	Registration of Classes of Securities (17)
10.42	Amendments to Articles of Incorporation (18)
10.43	Registration of Classes of Securities (19)
10.44	Amendments to Articles of Incorporation (20)
10.45	Amendments to Articles of Incorporation (21)
10.46	Amendments to Articles of Incorporation (22)
10.47	Amendments to Articles of Incorporation o (23)
10.48	Amendments to Articles of Incorporation (24)
10.49	Asset Purchase Agreement between StrikeForce Technologies, Inc. and Cyber Safety, Inc., dated August 24, 2015 (25)
10.51	Amendment to the Asset Purchase Agreement and Distributor and Reseller Agreement between StrikeForce Technologies, Inc. and Cyber Safety, Inc. (26)
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
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

_______________

(1)	Filed as an exhibit to the Registrant's Form SB-2 dated as of May 11, 2005 and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant's Amendment No. 1 to Form SB-2 dated as of June 27, 2005 and incorporated herein by reference.
(3)	Filed herewith.
(4)	Filed as an exhibit to the Registrant's Form 8-K dated August 1, 2006 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant's Form 8-K dated December 23, 2010 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant's Form 8-K dated February 4, 2011 and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant's Form 8-K dated May 9, 2012 and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant's Form 8-K dated May 30, 2012 and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant's Form S-1/A dated July 31, 2012 and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant's Form S-1/A dated September 7, 2012 and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant's Form 8-K dated October 3, 2012 and incorporated herein by reference.
(12)	Filed in conjunction withthe Registrant's Form 14A filed October 5, 2012 and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant's Form 8-K dated February 5, 2013 and incorporated herein by reference.
(14)	Filed as an exhibit to the Registrant's Form 8-K dated May 14, 2013 and incorporated herein by reference.
(15)	Filed as an exhibit to the Registrant's Form 8-A dated July 29, 2013 and incorporated herein by reference.
(16)	Filed as an exhibit to the Registrant's Form 8-K dated August 22, 2013 and incorporated herein by reference.
(17)	Filed as an exhibit to the Registrant's Form 8-A dated October 3, 2013 and incorporated herein by reference.
(18)	Filed as an exhibit to the Registrant's Form 8-K dated October 3, 2013 and incorporated herein by reference.
(19)	Filed as an exhibit to the Registrant's Form 8-A dated December 31, 2013 and incorporated herein by reference.
(20)	Filed as an exhibit to the Registrant's Form 8-K dated December 31, 2013 and incorporated herein by reference.
(21)	Filed as an exhibit to the Registrant's Form 8-K dated March 18, 2014 and incorporated herein by reference.
(22)	Filed as an exhibit to the Registrant's Form 8-K dated December 22, 2014 and incorporated herein by reference.
(23)	Filed as an exhibit to the Registrant's Form 8-K dated February 13, 2015 and incorporated herein by reference.
(24)	Filed as an exhibit to the Registrant's Form 8-K dated August 4, 2015 and incorporated herein by reference.
(25)	Filed as an exhibit to the Registrant's Form 8-K dated August 28, 2015 and incorporated herein by reference.
(26)	Filed as an exhibit to the Registrant's Form 8-K dated February 2, 2016 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRIKEFORCE TECHNOLOGIES, INC.

Dated: August 15, 2016	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: August 15, 2016	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer

