Form 10-Q
period 2016-09-30
StrikeForce Technologies Inc.
filed 2016-11-17
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 17, 2016
Common stock, $0.0001 par value	2,318,676,386

Indicate the number of shares outstanding of each of the issuer’s classes of preferred stock, as of the latest practicable date.

Class	Outstanding at November 17, 2016
Preferred stock, Series A, no par value	3

Class	Outstanding at November 17, 2016
Preferred stock, Series B, $0.10 par value	50,001

Transitional Small Business Disclosure Format Yes ☐ No ☒

Documents Incorporated By Reference

None

STRIKEFORCE TECHNOLOGIES, INC.

INDEX TO FORM 10-Q FILING

SEPTEMBER 30, 2016

PART I

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO INTERIM FINANCIAL STATEMENTS

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,223,889	$37,153
Accounts receivable	269,845	18,524
Prepaid expenses	11,781	4,732

Total current assets	1,505,515	60,409

Property and equipment, net	3,401	4,184
Patents, net	14,369	15,910
Security deposit	8,684	8,684

Total Assets	$1,531,969	$89,187

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Convertible notes payable, net	$1,448,100	$2,263,695
Convertible notes payable - related parties	355,500	355,500
Current maturities of notes payable, net	1,791,824	2,452,791
Current maturities of notes payable - related parties	742,513	722,638
Accounts payable	465,010	1,295,829
Accrued expenses	5,751	13,368
Accrued interest (including $1,023,041 and $939,654 due to related parties, respectively)	3,878,959	3,921,004
Accrued salaries and payroll taxes	-	1,347,772
Derivative liabilities	256,654	989,019
Due to factor	209,192	209,192

Total current liabilities	9,153,503	13,570,808

Non-current Liabilities:
Notes payable, net of current maturities	-	222,991
Notes payable - related parties, net of current maturities	-	19,875

Total Liabilities	9,153,503	13,813,674

Commitments and contingencies

Stockholders' Deficit
Series A Preferred stock, no par value; 100 shares authorized;
3 shares issued and outstanding	987,000	987,000
Series B Preferred stock par value $0.10: 100,000,000 shares authorized;
50,001 and 175,338 shares issued and outstanding, respectively	5,000	17,534
Preferred stock series not designated par value $0.10: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.0001: 5,000,000,000 shares authorized;
2,318,676,386 and 22,711,924 shares issued and outstanding, respectively	231,868	2,271
Additional paid-in capital	24,105,630	22,526,096
Accumulated deficit	(32,951,032)	(37,257,388)

Total Stockholders' Deficit	(7,621,534)	(13,724,487)

Total Liabilities and Stockholders' Deficit	$1,531,969	$89,187

See accompanying notes to the condensed financial statements

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$183,029	$76,371	$392,628	$221,109

Cost of revenue	888	2,228	4,852	6,215

Gross margin	182,141	74,143	387,776	214,894

Operating expenses:
Compensation	124,282	82,756	345,000	253,238
Professional fees	45,883	93,691	521,742	396,773
Selling, general and administrative expenses	312,896	49,235	558,456	234,521
Research and development	125,654	64,223	378,874	189,750

Total operating expenses	608,715	289,905	1,804,072	1,074,282

Loss from operations	(426,574)	(215,762)	(1,416,296)	(859,388)

Other income (expense):
Litigation settlement	-	-	9,750,000	-
Fees related to litigation settlement	-	-	(4,187,257)	-
Interest and financing expense	(95,481)	(286,342)	(1,022,178)	(582,684)
Debt discount amortization	-	-	(34,293)	-
Change in fair value of derivative liabilities	23,776	111,854	96,765	871,246
Extinguishment of derivative liabilities	-	-	635,600	-
Forgiveness of debt	180,587	-	485,372	-
Other income (expense)	181	-	(1,357)	305,000

Other income (expense), net	109,063	(174,488)	5,722,652	593,562

Net income (loss)	$(317,511)	$(390,250)	$4,306,356	$(265,826)

Earnings per common share - basic and diluted
-Basic	$-	$(0.15)	$-	$(0.26)
-Diluted	$-	$(0.15)	$-	$(0.26)

Weighted average common shares outstanding
-Basic	2,284,590,677	2,521,228	1,699,727,344	1,021,505
-Diluted	2,284,590,677	2,521,228	1,700,489,249	1,021,505

See accompanying notes to the condensed financial statements

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(Unaudited)

	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at January 1, 2016	3	$987,000	175,338	$17,534	22,711,924	$2,271	$22,526,096	$(37,257,388)	$(13,724,487)

Fair value of common stock issued for services	-	-	-	-	154,897,500	15,490	170,548	-	186,038

Fair value of vested options	-	-	-	-	-	-	269,250	-	269,250

Common stock issued upon conversion of notes and interest	-	-	-	-	2,105,237,983	210,525	368,509	-	579,034

Common stock issued upon conversion of Series B preferred stock	-	-	(125,337)	(12,534)	35,703,979	3,570	8,964	-	-

Common stock issued upon exercise of warrants	-	-	-	-	125,000	12	(12)	-	-

Forgiveness of accrued officers salaries recorded as capital contribution	-	-	-	-	-	-	762,275	-	762,275

Net income	-	-	-	-	-	-	-	4,306,356	4,306,356

Balance at September 30, 2016 (Unaudited)	3	$987,000	50,001	$5,000	2,318,676,386	$231,868	$24,105,630	$(32,951,032)	$(7,621,534)

See accompanying notes to the condensed financial statements

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2016	September 30, 2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$4,306,356	$(265,826)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,823	5,985
Amortization of discount on notes payable	34,293	154,127
Change in fair value of derivative liabilities	(96,765)	(871,246)
Extinguishment of derivative liabilities	(635,600)	-
Common stock issued upon conversion of notes and interest	386,351	-
Forgiveness of debt	(485,372)	-
Fair value of common stock issued for services	186,037	2,083
Fair value of vested options	269,250	146
Changes in operating assets and liabilities:
Accounts receivable	(251,321)	17,102
Prepaid expenses	(7,049)	7,548
Accounts payable	(416,600)	(55,571)
Accrued expenses	(7,616)	412,961
Accrued interest	78,668	-
Accrued salaries and payroll taxes	(585,497)	-
Net cash provided by (used in) operating activities	2,778,958	(592,691)

Cash flows from investing activities:
Purchases of property and equipment	(1,499)	(1,500)

Cash flows from financing activities:
Proceeds from sale of Series B preferred stock	-	25,000
Repayment of convertible notes payable	(686,738)	(25,000)
Repayment of notes payable	(978,985)	(24,822)
Proceeds from convertible notes payable	-	67,000
Proceeds from notes payable	75,000	579,000
Proceeds from notes payable - related parties	-	19,875
Net cash (used in) provided by financing activities	(1,590,723)	641,053

Net increase in cash	1,186,736	46,862

Cash at beginning of the period	37,153	13,129

Cash at end of the period	$1,223,889	$59,991

Supplemental disclosure of cash flow information:
Interest paid	$223,973	$-
Income tax paid	$-	$-

Non-cash investing and financing activities:
Common stock issued for conversion of debt and accrued and premium interest	$192,683	$206,363
Forgiveness of accrued officers salaries recorded as capital contribution	$762,275	$-
Common stock issued for exercise of warrants	$12	$1,395
Preferred stock discount due to convertible feature	$-	$2,665
Debt discount due to convertible feature	$-	$66,583
Reclassification of derivative liability to equity	$-	$293,593
Issuance of Series B preferred stock in connection with secured notes payable	$-	$25,001
Common stock issued for conversion of Series B preferred stock	$12,534	$-

See accompanying notes to the condensed financial statements

StrikeForce Technologies, Inc.

Three Months and Nine Months Ended September 30, 2016 and 2015

Notes to the Condensed Financial Statements

(Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies

StrikeForce Technical Services Corporation was incorporated in August 2001 under the laws of the State of New Jersey. On September 3, 2004, the Company changed its name to StrikeForce Technologies, Inc. (the “Company”). On November 15, 2010, the Company was re-domiciled under the laws of the State of Wyoming. The Company’s operations are based in Edison, New Jersey.

The Company is a software development and services company that offers a suite of integrated computer network security products using proprietary technology. In 2003, the Company acquired certain intellectual property rights and patent pending technology from NetLabs.com, Inc. (“NetLabs”) including the rights to further develop and sell their principal technology. In addition, certain officers of NetLabs joined our company as officers and directors of the Company. The Company’s ongoing strategy is developing and marketing its suite of network security products to the corporate, financial, healthcare, legal, government, technology, insurance, e-commerce and consumer sectors.

Liquidity and Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the nine months ended September 30, 2016, the Company incurred a loss from operations of $1,416,296 and at September 30, 2016, the Company had a stockholders’ deficit of $7,621,534. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2015 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan. Currently, management is attempting to increase revenues and improve gross margins by redirecting its sales focus from direct sales to domestic and international sales channels, primarily selling through a channel of distributors, value added resellers, strategic partners and original equipment manufacturers. While the Company believes in the viability of its strategy to increase revenues, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to continually increase its customer base and realize increased revenues from recently signed contracts. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stock holders, in the case of equity financing.

Basis of Presentation-Unaudited Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2016. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2015 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the United States Securities and Exchange Commission (“SEC”) on April 14, 2016.

Reverse Stock Splits

In March 2014, the Company effected a 1:1,500 reverse stock split of the Company's issued and outstanding shares of common stock.

In February 2015, the Company effected a 1:650 reverse stock split of the Company's issued and outstanding shares of common stock.

In August 2015, the Company effected a 1:1,000 reverse stock split of the Company's issued and outstanding shares of common stock.

All share and per share amounts have been adjusted, on a retroactive basis, to reflect the reverse stock splits adopted by the Company as if the reverses stock splits had occurred at the beginning of the earliest period presented.

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

Revenue

The Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer and there are no significant uncertainties surrounding acceptance by the customer, (iii) the sales price is fixed and determinable, and (iv) collectability is reasonably assured. When the Company recognizes revenue, no provisions are made for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues.

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

The fair value of the Company’s stock option and warrant grants are estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model, and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

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

Fair Value of Financial Instruments

The Company follows the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) for fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1-Quoted prices in active markets for identical assets or liabilities.

Level 2-Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

Level 3-Unobservable inputs based on the Company's assumptions.

The Company is required to use of observable market data if such data is available without undue cost and effort.

As of September 30, 2016 and December 31, 2015, the Company’s balance sheets included the fair value of derivative liabilities of $256,654 and $989,019, respectively, which were based on Level 2 measurements.

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

For the three months ended September 30, 2016 and 2015, the dilutive impact of outstanding stock options for 197,000,001 shares and 1,000,001 shares, respectively; outstanding warrants for 0 shares and 30 shares, respectively; preferred stock that can convert into 14,097,838 shares and 32,875,063 shares of our common stock, respectively, and notes payable that can convert into 25 shares and 432,232 shares of our common stock, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

For the nine months ended September 30, 2015, the dilutive impact of outstanding stock options for 1,000,001 shares, outstanding warrants for 30 shares, preferred stock that can convert into 32,875,063 shares of our common stock and notes payable that can convert into 432,232 shares of our common stock have been excluded because their impact on the loss per share is anti-dilutive.

The following tables set forth the computation of basic and diluted earnings (loss) per share:

	Nine months ended September 30,
	2016	2015
Income (Loss) per share - Basic:
Income (Loss) for the period	$4,306,356	$(265,826)
Basic average common stock outstanding	1,699,727,344	1,021,505
Net earnings/(loss) per share	$-	$(0.26)

	Nine months ended September 30,
	2016	2015
Income (Loss) per share - Diluted:
Income (Loss) for the period	$4,306,356	$(265,826)
Basic average common stock outstanding	1,699,727,344	1,021,505
Diluted effect of outstanding stock options, warrants, notes and preferred stock	761,905	-
Diluted average common stock outstanding	1,700,489,249	1,021,505
Net earnings/(loss) per share	$-	$(0.26)

Significant Concentrations

For the interim period ended September 30, 2016, sales to three customers comprised 45%, 29% and 12% of revenues, respectively. For the interim period ended September 30, 2015, sales to one customer comprised 64% of revenues. At September 30, 2016, two customers comprised 65%, and 16% of accounts receivable, respectively.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of ASU 2016-02 on the Company’s financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statement presentation or disclosures.

Note 2 - Convertible Notes Payable

Convertible notes payable consisted of the following:

	September 30, 2016	December 31, 2015
Secured
(a) DART	$542,588	$542,588

Unsecured
(b) Convertible notes with fixed conversion features	905,512	910,512
(c) Convertible notes with adjustable conversion features	-	824,861
Total convertible notes	1,448,100	2,277,961
Discount on convertible notes	-	(14,266)
Convertible notes	$1,448,100	$2,263,695

(a)	At September 30, 2016 and December 31, 2015, $542,588 of notes payables are due to DART/Citco Global. The notes are convertible into shares of the Company’s common stock based on adjustable conversion prices, are secured by all of the Company’s assets, and are currently in default. The adjustable conversion feature of the notes are accounted for as derivative liabilities (see Note 6). DART/Citco Global did not process any conversions of notes into shares of common stock in fiscal 2016 or 2015. The Company has been in contact with the note holder who has indicated that it has no present intention of exercising its right to convert the debentures into shares of the Company's common stock. Under the terms of the secured debentures, we are restricted in our ability to issue additional securities as long as any portion of the principal or interest on the secured debentures remains outstanding. During 2016 or 2015, we did not obtain DART/Citco Global’s written consent related to any of our financing agreements.

(b)	Convertible notes payable consisted of thirteen unsecured convertible notes convertible at a fixed amount (”fixed convertible notes”) into 13 shares of the Company’s common stock, at fixed prices ranging from $1,950,000 to $9,750,000,000 per share, as defined in the agreements. The notes bear interest at 0% to 18% per annum, and were due in various dates through 2015. All of the fixed convertible notes are currently in default and the Company is pursuing settlements with certain of the holders.

At December 31, 2015, the balance of the accrued interest on the fixed convertible notes was $932,272. During the interim period ended September 30, 2016, interest expense of $60,320 was recorded, and at September 30, 2016, the balance of accrued interest on the fixed convertible notes was $966,419.

(c)	At December 31, 2015, the balance of the convertible notes with adjustable conversion features (“adjustable convertible notes”) was $824,861. During the interim period ended September 30, 2016, the Company repaid $681,738 of note principal, and note holders converted $143,123 of note principal into shares of the Company’s common stock. At September 30, 2016, the balance of adjustable convertible notes was $0.

At December 31, 2015, the balance of the accrued interest on the adjustable convertible notes was $298,235. During the interim period ended September 30, 2016, the Company paid $189,443 of accrued interest, and note holders converted $49,560 of accrued interest into shares of common stock. During the interim period ended September 30, 2016, interest expense of $13,278 was accrued, and $71,153 was forgiven and written-off. At September 30, 2016, the balance of accrued interest on adjustable convertible notes was $1,357.

At the option of the holder, the adjustable convertible notes were convertible into shares of common stock of the Company at a price per share discount of 40% of the Company’s common stock trading market price during a certain time period. The Company determined that the conversion feature of the notes were not fixed, and recorded them as a derivative liability. During the interim period ended September 30, 2016, the payment and conversion of the convertible notes resulted in the Company recording a gain of $635,600 related to the extinguishment of the corresponding derivative liability (see Note 6).

At September 30, 2016 and December 31, 2015, accrued interest due for all convertible notes was $967,776 and $1,230,507, respectively, and is included in accrued interest in the accompanying balance sheets. Interest expense for all convertible notes payable for the interim periods ended September 30, 2016 and 2015 was $73,598 and $161,756, respectively.

Note 3 - Convertible Notes Payable - Related Parties

Convertible notes payable - related parties consisted of twelve unsecured convertible notes payable. Six notes totaling $268,000 are due to the Company’s Chief Executive Officer, at a compounded interest rate of 8% per annum; two notes totaling $57,000 are due to the Company’s VP of Technology, interest at prime plus 2% and prime plus 4% per annum; and four notes totaling $30,000 are due to the spouse of the Company’s Chief Technology Officer at a compounded interest rate of 8% per annum. All of the notes are convertible at a fixed conversion price of $9,750,000,000 per share, as defined in the agreements, and have extended due dates of December 31, 2016. At September 30, 2016 and December 31, 2015, the balance of the outstanding convertible notes payable - related parties was $355,500, respectively.

At December 31, 2015, accrued interest due for the convertible notes - related parties was $391,001. During the interim period ended September 30, 2016, interest of $41,289 was accrued and at September 30, 2016, accrued interest due on convertible notes payable - related parties was $432,290.

Note 4 - Notes Payable

Notes payable consisted of the following:

	September 30, 2016	December 31, 2015
Secured
(a) H. Group Partners, Inc.	$-	$310,000
(b) Promissory note - factoring	-	35,200

Unsecured
(c) Promissory notes	446,824	875,609
(d) Promissory notes - StrikeForce Investor Group	1,345,000	1,475,000

Total notes payable	1,791,824	2,695,809
Discount on secured notes payable	-	(20,027)
Notes payable, net of discount	1,791,824	2,675,782
Long-term portion	-	(222,991)

Promissory notes, current maturities	$1,791,824	$2,452,791

(a)	In May 2015, the Company executed a secured promissory note with an unrelated party for $310,000, bearing interest at 10% per annum maturing through March 31, 2018. The note was secured by the Company's intellectual property, accounts, fixtures and property. As an inducement to make the loan, the note holder received 16,667 shares Series B preferred stock at $1.50 per share that are convertible into shares of the Company's common stock at a 30% discount to current market value, as defined. During the interim period ended September 30, 2016, the Company repaid $310,000 of note principal, $23,611 of accrued interest, and $204,560 of additional interest was paid to the note holder.

(b)	In October 2015, the Company entered into a promissory note agreement for $50,400, secured by all accounts, chattel paper, equipment, general intangibles, instruments and inventory, as defined in the agreement. As December 31, 2015, the balance of the note was $35,200. During the interim period ended September 30, 2016, the Company had repaid the balance of $35,200.

(c)	Notes payable consists of various unsecured promissory notes with interest up to 10% per annum. As of September 30, 2016, notes aggregating $397,500 were in default, and the notes carry default interest rates up to 14% per annum. The Company is currently pursuing settlements with certain of the note holders. As of December 31, 2015, the balance due under these notes was $875,609. During the interim period ended September 30, 2016, the Company issued an unsecured promissory note for $75,000 to Cyber Safety (see Note 12). Also during the period, the Company paid off note principal totaling $503,785. At September 30, 2016, the balance due under these notes was $446,824.

At December 31, 2015, the balance of the accrued interest on the notes payable-various was $438,782. During the interim period ended September 30, 2016, $37,001 of accrued interest was recorded, and at September 30, 2016, accrued interest on the notes payable-various was $472,619.

(d)	Notes payable to unsecured investors, interest at 10% per annum, originally due in 2011, and currently in default. At December 31, 2015, the balance of notes payable-investors was $1,475,000. During the interim period ended September 30, 2016, the Company repaid $130,000 of principal and at September 30, 2016, the balance of notes payable-investors was $1,345,000. During the interim period ended September 30, 2016, two note holders assigned delinquent notes totaling $150,000, to two unrelated parties, who agreed to extend payment of the two notes to April 2017. The Company is currently pursuing extensions on all of the remaining notes.

At December 31, 2015, the balance of the accrued interest on the notes payable-investors was $1,293,092. During the interim period ended September 30, 2016, $108,664 of accrued interest was recorded, and at September 30, 2016, accrued interest on the notes payable-investors was $1,401,757.

At September 30, 2016 and December 31, 2015, accrued interest due for all notes payable above was $1,874,736 and $1,731,874, respectively, and is included in accrued interest in the accompanying balance sheets. Interest expense for notes payable for the interim periods ended September 30, 2016 and 2015 was $169,276 and $143,943, respectively.

Note 5 - Notes Payable - Related Party

Notes payable- related party consist of eighteen unsecured notes payable to the Company’s Chief Executive Officer ranging in interest rates of 0% per annum to 10% per annum. The notes have extended due dates of December 31, 2016, with the exception of one note for $19,875 due in January 2017, and all are shown as current liabilities. The balance of the outstanding notes payable - related party was $742,513 and $742,513 as of September 30, 2016 and December 31, 2015, respectively.

At September 30, 2016 and December 31, 2015, accrued interest due for the notes - related party was $590,751 and $548,653, respectively, and is included in accrued interest in the accompanying balance sheets. Interest expense for notes payable - related parties for the interim periods ended September 30, 2016 and 2015 was $42,098 and $41,945, respectively.

Note 6 - Derivative Financial Instruments

Under authoritative guidance issued by the FASB, instruments which do not have fixed settlement provisions, are deemed to be derivative instruments. The conversion feature of certain of the Company’s convertible notes payable (see Note 2) did not have fixed settlement provisions because the ultimate determination of shares to be issued could exceed current available authorized shares.

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

The derivative liability was valued at the following dates using a probability weighted Black-Scholes-Merton model with the following assumptions:

	September 30, 2016	December 31, 2015
Conversion feature:
Risk-free interest rate	0.16%	0.16%
Expected volatility	75%	100%
Expected life (in years)	1 year	.25 to 5 years
Expected dividend yield	-	-

Fair Value:
Conversion feature	$256,654	$989,019

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

At December 31, 2015, the balance of the derivative liabilities was $989,019. During the nine months ended September 30, 2016, convertible notes and accrued interest totaling $1,087,707 were converted into shares of common stock or paid off in cash, and the Company recorded a gain of $635,600 related to the extinguishment of the corresponding derivative liabilities. Also during the nine months ended September 30, 2016, the Company recorded a change in fair value of derivatives of $96,765. At September 30, 2016, the balance of the derivative liabilities was $256,654.

Note 7 - Stockholders’ Deficit

Common Stock

During the nine month period ended September 30, 2016, the Company issued an aggregate of 2,295,964,462 shares of its common stock as follows:

•	Convertible note holders converted $143,123 of principal, $49,560 of accrued interest and $386,352 of additional interest, or a total of $579,035, into 2,105,237,983 shares of common stock at conversion prices ranging from $0.000058 to $0.0008 per share.
•	Four holders of the Company’s Series B Preferred Stock converted 125,337 Series B Preferred shares into 35,703,979 shares of the Company’s common stock at conversion prices ranging from $0.00383 to $0.00532 per share.
•	An investor processed a cashless exercise of 30 warrant shares into 125,000 shares of the Company’s common stock. The investor received an additional 154,875,000 shares of the Company’s common stock as modification consideration, valued at $185,850, and recorded as the fair value of shares issued for services in general and administrative expenses.
•	The Company issued 22,500 shares of common stock for services, valued at $188.

Capital Contribution

In January 2016, the Company’s officers forgave an aggregate total of $762,275 of accrued payroll due to them from the Company. The Company recorded the forgiveness of accrued payroll as a capital contribution.

Note 8 - Warrants

The table below summarizes the Company’s warrant activities at September 30, 2016:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2015	30	$695,000 - 9,750,000,000	$10,430,000	$509,262	$-

Granted	-	-	-	-	$-
Canceled	(-)	-	-	-	-

Exercised	(30)	$0.00024	$8,382,915	(103,969)	-
Expired	(-)	$29,250,000 - 9,750,000,000	$29,886,738	$(405,293)	$-
Balance, September 30, 2016	-	$-	$-	$-	$-

Vested and exercisable, September 30, 2016	-	$-	$-	$-	$-

Unvested, September 30, 2016	-	$-	$-	$-	$-

In April 2016, the Company executed a settlement agreement with an investor relating to outstanding warrant agreements issued in conjunction with convertible notes that were repaid by the Company in January 2016. Per the terms of the settlement, the investor processed a cashless exercise of 30 warrant shares into 125,000 shares of the Company’s common stock, valued at $150, and recorded as financing expense. The investor received an additional 154,875,000 shares of the Company’s common stock as modification consideration, valued at $185,850, and recorded in general and administrative expenses on the accompanying statement of operations.

Note 9 - Options

In November 2012, the stockholders approved the 2012 Stock Incentive Plan effective January 3, 2013. The number of shares authorized for issuance under the plan was 100,000,000.The number of shares authorized for issuance under the Incentive Plan was increased to 200,000,000 in September 2016 by unanimous consent of the Board of Directors.

In August 2015, the Company awarded options to purchase 1,000,000 shares of its common stock to an unrelated consultant, exercisable at $0.0005 per share.

In September 2016, the Company awarded options to purchase 196,000,000 shares of its common stock to its management team and employees, exercisable at $0.00625 per share, expiring ten (10) years from the date of grant and vesting over a six-month period.

Fair value of vested options was $269,250 in the interim period ended September 30, 2016, and included as part of operating expenses on the statement of operations.

The table below summarizes the Company’s 2004 Incentive Plan and 2012 Stock Incentive Plan activities through September 30, 2016:

	Number of Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2015	1,000,003	$0.0005 - 9,750,000,000	$2.00	$2,785,163	$-

Granted	196,000,000	$0.00625	$0.00625	$1,568,000

Expired	(2)	$9,750,000	$9,750,000	$(506,697)	$-

Balance, September 30, 2016	197,000,001	$0.0005 - 975,000,000	$0.00625	$3,846,466	$-

Vested and exercisable, September 30, 2016	33,666,668	$0.0005 -975,000,000	$0.005	$2,539,799	$-

Unvested, September 30, 2016	163,333,333	$0.00625	$0.00625	$1,306,667	$-

As of September 30, 2016, options to purchase an aggregate of 197,000,001 shares of common stock were outstanding under the 2004 incentive plan and 2012 Stock Incentive Plan and there were 9,500,000 shares remaining available for issuance. At September 30, 2016, the intrinsic value of outstanding options was zero.

The following table summarizes information concerning 2004 Incentive plan and 2012 Stock Incentive Plan as of September 30, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$975,000,000	1	1.00	$975,000,000	1	1.00	$975,000,000

$0.00625	196,000,000	10.00	$0.00625	32,666,667	10.00	$0.00625

$0.0005	1,000,000	1.30	$0.0005	1,000,000	1.30	$0.0005

$0.0005 - 975,000	197,000,001	4.10	$0.00625	33,666,668	4.10	$0.00625

Note 10 - Other Income

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

During the nine months ended September 30, 2016, the Company wrote off $414,219 of trade payables, recorded as forgiveness of debt, that were aged over ten years. Additionally, accrued interest of $71,153 was forgiven and written-off (see Note 2).

In March 2015 the Company entered into a settlement agreement relating to a lawsuit with a former channel partner for $412,500 which was recorded as other income. In the period ended September 30, 2015, the Company and the former channel partner amended the settlement agreement and reduced the total settlement to $305,000.

Note 11- Income Taxes

For the nine months ended September 30, 2016 and 2015, the Company recognized net income of $4,306,356 and net loss of ($265,826), respectively. The Company did not record any provision for income taxes because the net income for these periods was offset by available net operating losses of approximately $18.9 million and $18.1 million, respectively.

In accordance with guidance of FASB Accounting Standards Codification (“ASC”) 740, Income Taxes, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability; the length of statutory carryover periods for operating losses and tax credit carryovers; and available tax planning alternatives. Our deferred tax assets are composed primarily of U.S. federal net operating loss carryforwards and temporary differences related to stock based compensation. Based on available objective evidence, management believes it is more likely than not that these deferred tax assets are not recognizable and will not be recognizable until its determined that we have sufficient taxable income. We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods, and disclosures. As of September 30, 2016, the Company does not have any liabilities for unrecognized tax uncertainties.

Note 12 - Commitments and Contingencies

Asset Sale and Licensing Agreement

On August 24, 2015, the Company entered into an agreement with Cyber Safety, Inc., a New York corporation (“Cyber Safety”) for Cyber Safety to license, and retain an option to purchase, the patents and Intellectual Property related to the GuardedID® and MobileTrust® software. In conjunction with the licensing and the option to purchase, Cyber Safety loaned the Company $408,000 in 2015 and $75,000 (see Note 4) in 2016. During the nine months ended September 30, 2016, $450,000 was repaid to Cyber Safety, and at September 30, 2016, $33,000 is outstanding.

Cyber Safety has the option to buy our GuardedID® patent for $9,000,000 that expires on September 30, 2020. At September 30, 2016, the Company does not have an estimate if Cyber Safety will exercise its option to make the purchase. Cyber Safety will also resell our GuardedID® and MobileTrust® products, for which we will receive a royalty, while we retain an unlimited license to resell those products.

As a condition of the asset purchase agreement, Cyber Safety will license the Malware Suite (as defined in the Asset Purchase Agreement) up to and until September 30, 2020. Pursuant to this license, Cyber Safety shall pay the Company 15% of the net amount Cyber Safety receives, as defined, which amount may be increased to 20% under certain conditions for ProtectIDÒ, and is subject to reduction for commissions and support costs that Cyber Safety will be obligated to pay to the Company.

In March 2016, Advanced Cyber, a subsidiary of Cyber Safety, agreed to pay the Company $25,000 per month as a license fee in conjunction with Company’s agreements with Cyber Safety. Included in revenue for the three and nine months ended September 30, 2016 is $75,000 and $175,000, respectively, of license revenue from Advanced Cyber. At September 30, 2016, the total license fee receivable due from Advanced Cyber was $175,000.

Legal Proceedings

On June 20, 2016, the Company initiated additional patent litigation against three major competitors in the U.S. District Court for the District of New Jersey in Newark, for infringement of United States Patent No. 8,484,698. This litigation is ongoing.

Due to Factor

In March 2007, the Company entered into a sale and subordination agreement with a factoring firm whereby the Company sold its rights to two invoices, from February 2007 and March 2007, totaling $470,200 to the factor. Upon signing the agreement and providing the required disclosures, the factor remitted $197,450 to the Company. By December 31, 2007, the two invoice were deemed uncollectible. In February 2008, the Company agreed to pay the factor a settlement of $75,000 in September 2008, unless both parties mutually agreed to extend the due date. In September 2008, the Company and the factor reached a verbal agreement to extend the due date to December 31, 2008. The Company is currently pursuing a further extension. As of September 30, 2016, the balance due to the factor by the Company was $209,192 including interest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION REGARDING FORWARD-LOOKING INFORMATION

Included in this interim report are "forward-looking" statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA") as well as historical information. Some of our statements under "Business”, "Properties”, "Legal Proceedings”, "Management's Discussion and Analysis of Financial Condition and Results of Operations”," the Notes to Financial Statements” and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled "Risk Factors." Forward-looking statements include those that use forward-looking terminology, such as the words "anticipate," "believe," "estimate," "expect," "intend," "may," "project," "plan," "will," "shall," "should," and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. We claim the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.

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

Consequently, all the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

Unless otherwise noted, references in this Form 10-Q to “StrikeForce”, “we”, “us”, “our”, “SFT”, “our company”, and the “Company” means StrikeForce Technologies, Inc., a Wyoming corporation.

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

We completed the development of our ProtectID® platform at the end of June 2006. We completed the core development of our keyboard encryption and anti-keylogger product, GuardedID®, in December 2006 and commenced deployment of our new mobile product, MobileTrust® into the mobile stores in 2014. The products are currently being sold and distributed. ProtectID® patent titled "Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System" is now protected by three patents. The keystroke encryption technology we developed and use in our GuardedID® product is protected by three patents.

In November 2010, we received notice that the United States Patent and Trademark Office (“USPTO”) had issued an official Notice of Allowance for the patent application for the technology relating to our ProtectID® product. In January 2011, we received notice that the USPTO issued to us Patent No. 7,870,599. This “Out-of-Band” patent went through a USPTO Re-Examination process starting on August 16, 2011 and concluded on December 27, 2011, with all our patent claims remaining intact and eight additional patent claims being added. Since 2011, we submitted additional continuation patents on the “Out-of-Band” patent, two were granted and another is still pending.

In January 2013, we were assigned the entire right, title and interest in the “Out-of-Band” patent from NetLabs, with the agreement of the developer, and the assignment was recorded with the United States Patent and Trademark Office (“USPTO”).

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

In February 2014, we received a Notice of Allowance from the USPTO for our third patent relating to our "Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System" Patent No. 7,870,599. Upon receipt of this “Out-of-Band” patent we filed another continuation patent.

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

We generated all of our revenues of $392,628 for the nine months ended September 30, 2016 (compared to $221,109 for the nine months ended September 30, 2015), from the sales of our security products. The increase in revenues was due to the increase in our software and maintenance sales, including our new mobile technologies. We have realized delays in revenues from some of our new distributor’s that, although there can be no assurances, we anticipate will appear in the last quarter of 2016, and in the delayed rollout of our new mobile security technologies, that are now rolling out through the Apple and Android markets. In addition, we rolled out our GuardedID® MAC version that we anticipate, but cannot guarantee, that combined with the new mobile security technologies, will continue to increase our revenues during 2016 and thereafter. Additionally, we believe we have opportunities through our sales distribution channels, including current pilots, which we anticipate, but cannot guarantee, should continue to increase revenues in 2016 and thereafter, especially with the addition of our new mobile security products and new multi-marketing partners. Although we anticipate, but cannot guarantee, the additional revenues as discussed above in the last quarter of 2016, may be realized in fiscal 2017.

We market our products globally to financial service firms, healthcare related companies, legal services companies, e-commerce companies, gaming, automotive, government agencies, multi-level marketing groups, the enterprise market in general, and with virtual private network companies, as well as technology service companies and retail distributors that service all the above markets. We seek such sales through our own direct efforts, with emphasis on retail, through distributors, resellers and third party agents internationally. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in multiple production installations and pilot projects with various distributors, resellers and direct customers primarily in the United States. Our GuardedID® product is also being sold directly to consumers, primarily through the Internet as well as distributors, resellers, third party agents, affiliates and potential OEM agreements by bundling GuardedID® with their products (providing a value-add and competitive advantage to their own products and offerings). Currently this is the most active market for us with multiple programs in production. We anticipate, but cannot guarantee, continuing increases in revenues in 2016 from these programs. In addition, we have completed the development and testing of our new mobile products, MobileTrust® and GuardedID® Mobile Software Development Kit (SDK), which is in now available in the Apple Store and the Android Play Store. The mobile products play a major role in our anticipated, but not guaranteed, 2016-2017 revenue projections.

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

On March 18, 2014, we effected a 1:1,500 reverse stock split of our issued and outstanding shares of common stock. On February 13, 2015, we effected a 1:650 reverse stock split of our issued and outstanding shares of common stock. On August 4, 2015, we effected a 1:1,000 reverse stock split of our issued and outstanding shares of common stock

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the reverse stock splits adopted by us as if the reverse had occurred at the beginning of the earliest period presented.

Our executive office is located at 1090 King Georges Post Road, Suite 603, Edison, NJ 08837. Our telephone number is (732) 661-9641. We have 8 employees. Our Company’s website is www.strikeforcetech.com (we are not including the information contained in our website as part of, nor should the information be relied upon or incorporated by reference into, this report on Form 10-Q).

Business Model

We are focusing primarily on developing sales through “channel” relationships in which our products are offered by other manufacturers, distributors, value-added resellers and agents, internationally. In 2015, we added and publicly announced additions to our global distribution sales channel, which provides additional presence for us in the United States, Canada, Europe and Africa. We continue to add additional channel partners, especially on the consumer side and developed a new retail business. We also sell our suite of security products directly from our Edison, New Jersey office, which also augments our channel partner relationships. It is our strategy that these “channel” relationships will provide the greater percentage of our revenues ongoing, as was the case in the past two years. Examples of the channel relationships that we are seeking include already established original equipment manufacturer (“OEM”) and bundled relationships with other security technology and software providers that would integrate or bundle the enhanced security capabilities of ProtectID®, GuardedID® and/or MobileTrust® into their own product lines, including our MobileTrust® SDK, thereby providing greater value to their clients. These would include providers of networking software and manufacturers of computer and telecommunications hardware and software that provide managed services, and multi-level marketing groups, as well as all markets interested in increasing the value of their products and packages, such as financial services software, anti-virus, government integrators and identity theft product companies. We signed various new distributors during the fourth quarter of 2015 and year-to-date revenues have increased as of September 30, 2016. We have optimistic expectations for continued growth in the fourth quarter of 2016 and thereafter, resulting from these distribution relationships, although we cannot guarantee these results. Additionally, in February 2016, Advanced Cyber Security ("ACS") purchased their option to buy our GuardedID® patent for nine million dollars ($9,000,000) to be paid by September 30, 2020, and will resell our GuardedID® and MobileTrust® products, for which we will receive a royalty, while we retain a perpetual license to resell those products. The distributors have already obtained new clients and we expect, but cannot guarantee, that more clients will be obtained during 2016 and thereafter. There is no guarantee as to the timing and success of these business relationships.

From our MobileTrust® security application, built with our sCloud registration process, we have created and announced two new products: our new ProtectID® Mobile OTP (One Time Password) to be used with ProtectID®; and our new GuardedID® Mobile keystroke encryption software development kit (SDK). Both new products are now in production. With the creation of this new GuardedID® Mobile SDK, we now focus the sales of this software product to the development groups of our target markets for it to be added to their mobile applications. We are in discussions with many large-scale parties that are interested in this software. Management has already received requests for this software, as keystroke encryption malware grows and remains a major problem for the mobile-cyber security market, particularly with anti-virus products being viewed as non-effective against malware threats.

Our primary target markets include financial services such as banks and insurance companies, healthcare providers, legal services, government agencies through integrators, technology platforms, e-commerce based services companies, telecommunications and cellular carriers, technology software companies, government agencies and consumers, especially for our mobile and keystroke encryption products. We are focusing our concentration on cyber security and data breach strategic problem areas, such as where compliance with financial, healthcare, legal and government regulations are key and stolen passwords are used to acquire private information illegally. In the fourth quarter of 2015, several of our channel partners had pilots and client implementations in place that are expected, although no assurances can be provided, to continue to increase our revenues in the fourth quarter of 2016. Our mobile products went into production during the first quarter of 2016 and the revenues related to those products are increasing, primarily as results of the efforts of our channel partners, Advanced Cyber Security and others. There is no guarantee as to the timing and continued success of these efforts.

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

Our Cloud service provider is Hosting.com and we have been under contract with them since December 2007 when we executed an agreement with a nationwide premier data center and co-location services provider who functions as an Application Service Provider for our ProtectID®, GuardedID® and MobileTrust® products, which require a secondary server used for the “Out-of-Band” two-factor authentication technology. We believe that this relationship improves the implementation time, reduces the cost and training requirements, and allows for ease of scalability, with hot backups in multiple locations across the U.S., on an as needed basis. Our sCloud site is also SAS 70 (Statement on Auditing Standards (SAS) No. 70) certified, which is critical to providing a secure compliant service that is required by most of our clients. Our agreement with the services provider was for a one-year (1) term, initially ending in December 2008 and renewing automatically for one-year (1) terms, and is still in effect. The relationship can be terminated by either party on sixty days’ written notice. The cloud service is based on a flat monthly fee per the terms of the contract that can increase as we require additional services.

Intellectual Property

We are working with our patent attorneys to aggressively continue to enforce our patent rights now that we have successfully settled our first major patent lawsuit. Our patent attorneys filed our fourth “Out of Band” continuation patents. The third patent was recently granted and the fourth patent is pending. We currently have three patents granted to us for Out-of-Band ProtectID® (Patent Nos.: 7,870,599, 8,484,698 and 8,713,701). In September 2014, we filed an International Patent for MobileTrust® (PCT/US20114/029905) which is pending.

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

Business Strategy

While we will most likely continue to post operating deficits, our year to date 2016 results show an overall net income, due to the award we received from the confidential settlement of our first major patent remediation litigation. Most of the costs that we incur are related to salaries, professional fees, marketing, sales and research & design. We increased our technology staff by hiring a software engineer in January 2016. Our operations presently require funding of approximately $150,000 per month. We expect that our monthly cash usage for operations will increase slightly due to contracted and anticipated increased volumes and adding some targeted channel marketing programs. We anticipate that the areas in which we will experience the greatest increase in operating expenses is in marketing, selling, product support, product research and new technology development in the growing cyber security market. We are committed to maintaining our current level of operating costs until we reach the level of revenues needed to absorb any potential increase in costs.

Our primary strategy throughout 2016 and into fiscal 2017 is to focus on the growth and support of our channel partners, including distributors, resellers and original equipment manufacturers (OEMs). Our internal sales team targets potential direct sales in industries that management believes provides the greatest potential for short term sales. These include small to medium sized financial institutions, government agencies, e-commerce, healthcare, legal and enterprise businesses. We are also executing agreements with strategic resellers and distributors for marketing, selling and supporting our products internationally. We primarily work with distributors, resellers and agents to generate the bulk of our sales internationally, realizing that this strategy takes longer to nurture, however it is progressing well. We are starting to realize positive results, however slowly, with our sales channel and anticipate, but cannot guarantee, a successful fiscal 2016 and 2017, through the sales channel and from our new mobile and GuardedID® MAC products with a concentration of sales already contracted. There can be no assurances, however, that we will succeed in implementing our sales strategy. Although management believes that there is an increasingly strong market for our products as the need for cyber security solutions increases globally, we have not generated substantial revenue from the sale of our products and there is no assurance we can secure a market sufficient to permit us to achieve profitability in fiscal 2017.

Competition

The software development and services market is characterized by innovation and competition. There are several well-established companies within the authentication market that offer network security systems in our product market and newer companies with emerging technologies. We believe that our multi-patented “Out-of-Band” multi-factor identity authentication platform is an innovative, secure, adaptable, competitively priced, integrated network authentication platform. The main features of ProtectID® include: an open architecture “Out-of-Band” platform for user authentication; operating system independence; biometric layering; soft mobile tokens; mobile authentication; secure website logon; Virtual Private Network (“VPN”) access; domain authentication; newly added Office 365 authentication and multi-level authentication. Unlike other techniques for increased network security, ProtectID® does not rely on a specific authentication device or method (e.g., phone, tokens, smart cards, digital certificates, soft mobile tokens, or biometrics, such as a retinal or fingerprint scan). Rather ProtectID® has been developed as an “open platform” that incorporates an unlimited number of authentication devices and methods. For example, once a user has been identified to a computer network, a system deploying our ProtectID® authentication system permits the “Out-of-Band” authentication of that user by a telephone, iPhone, iPad, Blackberry, PDA, email, hard token, SSL client software, a biometric device such as a voice biometric, or others, before that user is permitted to access the network. By using “Out-of-Band” authentication methods, management believes that ProtectID®, now patented and protected through our ongoing litigation, with plans for additional litigation, provides a competitive product for customers with security requirements greater than typical name and password schemes for virtual private networks and computer systems with multiple users at remote locations, as examples. We also believe that our multi-patented keystroke encryption product, GuardedID®, offers an additional competitive edge for network security and e-commerce applications that should provide greater levels of security and the ability to evolve over time based on newer technologies when made available. There is less competition for the keystroke encryption product and there are no well-established companies in this space, which explains our current growth in pilots and sales for GuardedID®, especially relating to bundled channel partner programs. GuardedID® is critical to help prevent key logging viruses, one of the largest sources of cyberattacks and data breaches. GuardedID® also is protected with three patents. Our newest product, MobileTrust®, is ideal for bringing the functionality of our other two products, especially including keystroke encryption, to all mobile devices, with initial focus on all Apple and Android devices. This product is also protected with our GuardedID® patents and some of its features and functions are covered by the Out-of-Band Authentication patent. We also filed an international patent that is in process as of August 2016. Our other new mobile product is GuardedID® Mobile SDK, which allows our secured keyboard function as a software development kit for developers to purchase and integrate as part of their secured applications. Considering the features and functions, all our cyber solutions have limited competition based on our products’ ability to protect individual identities and computers/devices against some of the most dangerous and increasing threats. We also have great demand for the mobile products, which are being marketed to all potential new clients.

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

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2015

Revenues for the three months ended September 30, 2016 were $183,029 compared to $76,371 for the three months ended September 30, 2015, an increase of $106,658 or 140%. The increase in revenues was due to the increase in the sales and license of our software and mobile products.

Revenues generated consisted of hardware and software sales, services and maintenance sales, revenue from sign on fees, and recurring transaction fees. Software, services and maintenance sales for the three months ended September 30, 2016 were $182,029 compared to $74,559 for the three months ended September 30, 2015, an increase of $107,470. The increase in software, services and maintenance revenues was primarily due to the increase in the sales and license of our software and mobile products. Hardware sales for the three months ended September 30, 2016 were $1,000 compared to $1,812 for the three months ended September 30, 2015, a decrease of $812. The decrease in hardware revenues was due to the decrease in sales of our one-time-password token key-fobs.

Cost of revenues for the three months ended September 30, 2016 was $888 compared to $2,228 for the three months ended September 30, 2015, a decrease of $1,340, or 60.1%. The decrease resulted from the decrease in sales of our one-time-password token key-fobs. Cost of revenues as a percentage of total revenues for the three months ended September 30, 2016 was 0.5% compared to 2.9% for the three months ended September 30, 2015.

Gross profit for the three months ended September 30, 2016 was $182,141 compared to $74,143 for the three months ended September 30, 2015, an increase of $107,998, or 146%. The increase in gross profit was primarily due to the increase in the sales and license of our software and mobile products.

Research and development expenses for the three months ended September 30, 2016 were $125,654 compared to $64,223 for the three months ended September 30, 2015, an increase of $61,431 or 95.7%. The increase in research and development expenses was due to the addition of one staff member (we increased our technology staff by hiring a software engineer in January 2016) and the testing of our mobile products. The salaries, benefits and overhead costs of personnel conducting research and development of our software products primarily comprise research and development expenses.

Compensation, professional fees, and selling, general and administrative (collectively, “SGA”) expenses for the three months ended September 30, 2016 were $483,061 compared to $225,682 for the three months ended September 30, 2015, an increase of $257,379 or 114%. The increase was due primarily to the increase in salaries and related payroll taxes resulting from salary increases implemented in January 2016 and expenses relating to options granted to employees in September 2016. SG&A expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock options to employees and non-employees, and other general corporate expenses.

Other income (expense) for the three months ended September 30, 2016 was $109,063 as compared to other expense of ($174,488) for the three months ended September 30, 2015, an increase in of $283,551, or 163%. The increase was primarily due to forgiveness of debt and the change in the fair value of derivative liabilities, offset by interest expense.

Our net loss for the three months ended September 30, 2016 was $317,511 compared to $390,250 for the three months ended September 30, 2015, a decrease in net loss of $72,739, or 18.6%. The decrease was due primarily to the increase in other income caused by forgiveness of debt and the change in the fair value of derivative liabilities, and the increase in revenues, offset by increases in SGA expenses.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2015

Revenues for the nine months ended September 30, 2016 were $392,628 compared to $221,109 for the nine months ended September 30, 2015, an increase of $171,519 or 77.6%. The increase in revenues was due to the increase in the sales and license of our software and mobile products.

Revenues generated consisted of hardware and software sales and license, services and maintenance sales, revenue from sign on fees, and recurring transaction fees. Software, services and maintenance sales for the nine months ended September 30, 2016 were $389,388 compared to $216,655 for the nine months ended September 30, 2015, an increase of $172,733. The increase in software, services and maintenance revenues was primarily due to the increase in the sales of our software and mobile products. Hardware sales for the nine months ended September 30, 2016 were $3,240 compared to $4,454 for the nine months ended September 30, 2015, a decrease of $1,214. The decrease in hardware revenues was due to the decrease in sales of our one-time-password token key-fobs.

Cost of revenues for the nine months ended September 30, 2016 was $4,852 compared to $6,215 for the nine months ended September 30, 2015, a decrease of $1,363, or 21.9%. The decrease resulted from the decrease in sales of our one-time-password token key-fobs. Cost of revenues as a percentage of total revenues for the nine months ended September 30, 2016 was 1.2% compared to 2.8% for the nine months ended September 30, 2015.

Gross profit for the nine months ended September 30, 2016 was $387,776 compared to $214,894 for the nine months ended September 30, 2015, an increase of $172,882, or 80.5%. The increase in gross profit was primarily due to the increase in the sales and license of our software and mobile products.

Research and development expenses for the nine months ended September 30, 2016 were $378,874 compared to $189,750 for the nine months ended September 30, 2015, an increase of $189,124, or 99.7%. The increase in research and development expenses was due to the addition of one staff member (we increased our technology staff by hiring a software engineer in January 2016) and the testing of our mobile products, which required the purchase of peripherals for testing purposes. The salaries, benefits and overhead costs of personnel conducting research and development of our software products primarily comprise research and development expenses.

Compensation, professional fees, and selling, general and administrative (collectively, “SGA”) expenses for the nine months ended September 30, 2016 were $1,425,198 compared to $884,532 for the nine months ended September 30, 2015, an increase of $540,666 or 61.1%. The increase was due primarily to the increase in salaries and related payroll taxes resulting from salary increases implemented in January 2016, an increase in professional fees, expenses relating to options granted to employees in September 2016 and an increase in warrant expense. SG&A expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock options to employees and non-employees and other general corporate expenses.

Other income (expense) for the nine months ended September 30, 2016 was $5,722,652 as compared to $593,562 for the nine months ended September 30, 2015, representing an increase in other income of $5,129,090, or 864%. The increase was primarily due to the confidential net settlement of patent remediation litigation, which was settled in January 2016, the extinguishment of derivatives relating to the payoff of convertible debt and forgiveness of debt, offset by interest expense.

Our net income (loss) for the nine months ended September 30, 2016 was $4,306,356 compared to a net loss of ($265,826) for the nine months ended September 30, 2015, an increase in net income of $4,572,182, or 1,720%. The increase was primarily due to the confidential net settlement of patent remediation litigation, which was settled in January 2016, the extinguishment of derivatives relating to the payoff of convertible debt and forgiveness of debt, offset by increases in SGA expenses and interest expense.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the nine months ended September 30, 2016, we incurred a loss from operations of $1,416,296 and at September 30, 2016, we had a stockholders’ deficit of $7,621,534. These factors raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2015 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

We have historically incurred recurring operating losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing.

We financed our operations during the nine months ended September 30, 2016 primarily through the net settlement of patent remediation litigation which was settled in January 2016. Management anticipates that we will rely on our revenues and the proceeds from the litigation settlement net payment to finance our operations through December 31, 2016. While management believes that there will be a substantial percentage of our sales generated from our GuardedID® and new mobile products and there are an increasing number of customers for our patented ProtectID® product, we will continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market continues to grow, with increasing marketing efforts, management believes, but cannot guarantee, we will continue to attain greater numbers of customers.

Our number of common shares outstanding increased from 22,711,924 shares at December 31, 2015 to 2,318,676,386 at September 30, 2016, an increase of 10,109%. The increase in the number of common shares outstanding was due to common shares issued related to the conversion of convertible debt, in order to reduce our outstanding debentures, and the conversion of Series B Preferred Stock.

Our number of shares of Series B Preferred Stock issued and outstanding decreased from 175,338 shares at December 31, 2015 to 50,001 at September 30, 2016, a decrease of 71.5%. The decrease was due to the conversion of Series B Preferred Stock into shares of our common stock.

We have historically incurred operating losses and our operations presently require funding of approximately $150,000 per month. While we are presently cash flow positive, management believes, but cannot provide assurances, that we will continue to be cash flow positive in fiscal 2016, based on the confidential settlement of patent remediation litigation and recently executed and announced contracts and potential contracts that we closed in the fourth quarter of 2015 in the financial industry, technology, insurance, enterprise, healthcare, government, legal, and consumer sectors in the United States, Latin America, Europe, Africa and the Pacific Rim. There can be no assurance, however, that the sales anticipated will materialize or that we will achieve the profitability we have forecasted. Management also recognizes the consequences of current world economic developments and the possible volatile effect on currency rates resulting from revenues derived from foreign markets.

SUMMARY OF FUNDED DEBT TRANSACTIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

During the nine months ended September 30, 2016, we repaid a total of $686,738 of unsecured convertible notes to eleven unrelated parties. Additionally, during the nine months ended September 30, 2016, ten investor firms converted $143,123 of convertible notes, $49,560 of accrued interest and $386,202 of additional interest, into 2,105,237,983 shares of our common stock. The conversion prices ranged from $0.000058 per share to $0.0008 per share.

During the nine months ended September 30, 2016, we issued unsecured notes in an aggregate total of $75,000 to one unrelated party. Additionally, during the nine months ended September 30, 2016, we repaid a total of $633,785 of unsecured notes to six unrelated parties.

During the nine months ended September 30, 2016, we repaid a total of $345,200 of secured notes to two unrelated parties.

Summary of Funded Debt

As of September 30, 2016, our company’s open unsecured promissory note balance was $1,791,824, listed as follows:

•	$50,000 to an unrelated individual - current term portion

•	$210,000 to an unrelated company - current portion

•	$1,345,000 to twenty unrelated individuals through term sheet with the StrikeForce Investor Group - current portion

•	$137,500 to an unrelated company - current portion

•	$16,324 to an unrelated company - current portion

•	$33,000 to an unrelated company - current portion

As of September 30, 2016, our company’s open unsecured related party promissory note balances were $742,513, listed as follows:

•	$742,513 to our CEO - current portion

As of September 30, 2016, our company’s open convertible secured note balances were $542,588, listed as follows:

•	$542,588 to DART (custodian for Citco Global and as assigned in 04/09 by YA Global and Highgate House Funds, Ltd.)

As of September 30, 2016, our company’s open convertible note balances were $905,512, listed as follows (month/year):

•	$235,000 to an unrelated company (03/05 unsecured debenture) - current portion

•	$7,000 to an unrelated company (06/05 unsecured debenture) - current portion

•	$10,000 to an unrelated individual (06/05 unsecured debenture) - current portion

•	$40,000 to three unrelated individuals (07/05 unsecured debentures) - current portion

•	$10,000 to an unrelated individual (12/05 unsecured debenture) - current portion

•	$30,000 to an unrelated individual (06/06 unsecured debenture) - current portion

•	$70,000 to an unrelated individual (09/06 unsecured debenture) - current portion

•	$3,512 to an unrelated individual (02/07 unsecured debenture) - current portion

•	$100,000 to an unrelated individual (05/07 unsecured debenture) - current portion

•	$100,000 to an unrelated individual (06/07 unsecured debentures) - current portion

•	$100,000 to an unrelated individual (07/07 unsecured debenture) - current portion

•	$120,000 to three unrelated individuals (08/07 unsecured debentures) - current portion

•	$50,000 to two unrelated individuals (12/09 unsecured debentures) - current portion

•	$30,000 to an unrelated company (03/10 unsecured debenture) - current portion

As of September 30, 2016, our company’s open convertible note balances - related parties were $355,500, listed as follows:

•	$268,000 to our CEO - current portion

•	$57,500 to our VP of Technical Services - current portion

•	$30,000 to a relative of our CTO & one of our Software Developers - current portion

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

Refer to Note 1 in the accompanying financial statements.

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

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (CFO) of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2016. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the following material weaknesses:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the interim period ending September 30, 2016. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Information about risk factors for the interim period ended September 30, 2016, does not differ materially from that set forth in Part I, Item 1A of our 2015 Annual Report on Form 10-K.

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

In September 2016, four holders of our Series B Preferred Stock converted 125,337 series B preferred shares into 35,703,979 shares of our common stock at conversion prices ranging from $0.00383 to $0.00532 per share. A total of 32,894,737 of the common shares were issued in October 2016.

In September 2016, we issued a total of 7,500 shares of restricted common stock, valued at $149, relating to a December 2009 retainer agreement with an attorney.

In September 2016, we awarded options to purchase 196,000,000 shares of our common stock to our management team and employees, exercisable at $0.00625 per share, expiring ten (10) years from the date of grant and vesting over a six-month period.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Effective January 25, 2016, the Board of Directors determined to increase the base salaries of its officers and employees, including its named executive officers, such that the new salaries are comparable to similarly situated companies. Consequently, the base salaries of Mark Kay, George Waller, and Ram Pemmaraju have been set at $150,000 per annum. Other employees were granted increases to between $105,000 and $125,000 per annum. Additionally, our officers forgave an aggregate total of $699,000 of accrued payroll, from prior years' missed salaries, that we owed to them. We recorded the officers’ forgiveness of accrued payroll as a capital contribution in January 2016.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of StrikeForce Technologies, Inc.(1)
3.2	Amended Articles of Incorporation of StrikeForce Technologies, Inc. (5)
3.3	By-laws of StrikeForce Technologies, Inc. (1)
3.4	Amended By-laws of StrikeForce Technologies, Inc. (5)
3.5	Amended By-laws of StrikeForce Technologies, Inc. (6)
3.6	Articles of Amendment of StrikeForce Technologies, Inc. (6)
10.1	2004 Stock Option Plan (1)
10.2	Securities Purchase Agreement dated December 20, 2004, by and among StrikeForce Technologies, Inc. and YA Global Investments, LP. (1)
10.3	Secured Convertible Debenture with YA Global Investments, LP. (1)
10.4	Investor Registration Rights Agreement dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement.(2)
10.5	Escrow Agreement, dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement. (2)
10.6	Security Agreement dated December 20, 2004, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP in connection with the Securities Purchase Agreement. (1)
10.7	Secured Convertible Debenture with YA Global Investments, LP dated January 18, 2005. (1)
10.8	Royalty Agreement with NetLabs.com, Inc. and Amendments. (1)
10.9	Employment Agreement dated as of May 20, 2003, by and between StrikeForce Technologies, Inc. and Mark L. Kay. (1)
10.10	Amended and Restated Secured Convertible Debenture with YA Global Investments, LP dated April 27, 2005. (1)
10.11	Amendment and Consent dated as of April 27, 2005, by and between StrikeForce Technologies, Inc. and YA Global Investments, LP. (1)
10.12	Securities Purchase Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)
10.13	Investor Registration Rights Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (2)
10.14	Secured Convertible Debenture with Highgate House Funds, Ltd. dated April 27, 2005. (2)
10.15	Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)
10.16	Escrow Shares Escrow Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc., Highgate House Funds, Ltd. and Gottbetter & Partners, LLP. (1)
10.17	Security Agreement dated as of April 27, 2005 by and between StrikeForce Technologies, Inc. and Highgate House Funds, Ltd. (1)
10.18	Network Service Agreement with Panasonic Management Information Technology Service Company dated August 1, 2003 (and amendment). (1)
10.19	Client Non-Disclosure Agreement. (1)
10.20	Employee Non-Disclosure Agreement. (1)
10.21	Secured Convertible Debenture with Highgate House Funds, Ltd. dated May 6, 2005. (2)
10.22	Termination Agreement with YA Global Investments, LP dated February 19, 2005. (1)
10.23	Securities Purchase Agreement with WestPark Capital, Inc. (4)
10.24	Form of Promissory Note with WestPark Capital, Inc. (4)
10.25	Investor Registration Rights Agreement with WestPark Capital, Inc. (4)
10.26	Drawdown Equity Financing Facility with Auctus Private Equity Fund, LLC., dated April 13, 2012 (7)
10.27	Registration Rights Agreement with Auctus Private Equity Fund, LLC, dated April 13, 2012 (7)
10.28	StrikeForce Technologies Inc. WEBEX Presentation dated May 30, 2012 (8)
10.29	Irrevocable Waiver of Conversion Rights of Mark L. Kay (9)
10.30	Irrevocable Waiver of Conversion Rights of Ramarao Pemmaraju (9)
10.31	Irrevocable Waiver of Conversion Rights of George Waller (9)
10.32	CFO Consultant Agreement with Philip E. Blocker (9)
10.33	Resume of Philip E. Blocker (9)
10.34	Corporate Resolution for Issuance of Common Stock to Auctus Private Equity Fund, LLC (9)
10.35	Termination of a Material Definitive Agreement (11)
10.36	2012 Stock Option Plan (12)
10.37	Amendments to Articles of Incorporation (13)
10.38	Amendments to Articles of Incorporation (14)
10.39	Registration of Classes of Securities (15)
10.40	Amendments to Articles of Incorporation (16)
10.41	Registration of Classes of Securities (17)
10.42	Amendments to Articles of Incorporation (18)
10.43	Registration of Classes of Securities (19)
10.44	Amendments to Articles of Incorporation (20)

10.45	Amendments to Articles of Incorporation (21)
10.46	Amendments to Articles of Incorporation (22)
10.47	Amendments to Articles of Incorporation (23)
10.48	Amendments to Articles of Incorporation (24)
10.49	Asset Purchase Agreement between StrikeForce Technologies, Inc. and Cyber Safety, Inc., dated August 24, 2015 (25)
10.50	Amendment to the Asset Purchase Agreement and Distributor and Reseller Agreement between StrikeForce Technologies, Inc. and Cyber Safety, Inc. (26)
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
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

_____________

(1)	Filed as an exhibit to the Registrant’s Form SB-2 dated as of May 11, 2005 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s Amendment No. 1 to Form SB-2 dated as of June 27, 2005 and incorporated herein by reference.

(3)	Filed herewith.

(4)	Filed as an exhibit to the Registrant’s Form 8-K dated August 1, 2006 and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant’s Form 8-K dated December 23, 2010 and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s Form 8-K dated February 4, 2011 and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s Form 8-K dated May 9, 2012 and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s Form 8-K dated May 30, 2012 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s Form S-1/A dated July 31, 2012 and incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant’s Form S-1/A dated September 7, 2012 and incorporated herein by reference.

(11)	Filed as an exhibit to the Registrant’s Form 8-K dated October 3, 2012 and incorporated herein by reference.

(12)	Filed in conjunction with the Registrant’s Form 14A filed October 5, 2012 and incorporated herein by reference.

(13)	Filed as an exhibit to the Registrant’s Form 8-K dated February 5, 2013 and incorporated herein by reference.

(14)	Filed as an exhibit to the Registrant’s Form 8-K dated May 14, 2013 and incorporated herein by reference.

(15)	Filed as an exhibit to the Registrant’s Form 8-A dated July 29, 2013 and incorporated herein by reference.

(16)	Filed as an exhibit to the Registrant’s Form 8-K dated August 22, 2013 and incorporated herein by reference.

(17)	Filed as an exhibit to the Registrant’s Form 8-A dated October 3, 2013 and incorporated herein by reference.

(18)	Filed as an exhibit to the Registrant’s Form 8-K dated October 3, 2013 and incorporated herein by reference.

(19)	Filed as an exhibit to the Registrant’s Form 8-A dated December 31, 2013 and incorporated herein by reference.

(20)	Filed as an exhibit to the Registrant’s Form 8-K dated December 31, 2013 and incorporated herein by reference.

(21)	Filed as an exhibit to the Registrant’s Form 8-K dated March 18, 2014 and incorporated herein by reference.

(22)	Filed as an exhibit to the Registrant’s Form 8-K dated December 22, 2014 and incorporated herein by reference.

(23)	Filed as an exhibit to the Registrant’s Form 8-K dated February 13, 2015 and incorporated herein by reference.

(24)	Filed as an exhibit to the Registrant’s Form 8-K dated August 4, 2015 and incorporated herein by reference.

(25)	Filed as an exhibit to the Registrant’s Form 8-K dated August 28, 2015 and incorporated herein by reference.

(26)	Filed as an exhibit to the Registrant’s Form 8-K dated February 2, 2016 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRIKEFORCE TECHNOLOGIES, INC.

Dated: November 17, 2016	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: November 17, 2016	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer

