Form 10-K
period 2016-12-31
StrikeForce Technologies Inc.
filed 2017-04-14
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2016

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

Common stock, $0.0001 par value

Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 7, 2017
Common stock, $0.0001 par value	2,319,691,386

Class	Outstanding at April 7, 2017
Preferred stock, Series A, no par value	3

Class	Outstanding at April 7, 2017
Preferred stock, Series B, $0.10 par value	103,335

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes. $2,282,965

Transitional Small Business Disclosure Format  Yes ☐    No ☒

Documents Incorporated By Reference

None

STRIKEFORCE TECHNOLOGIES, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2016 and 2015

CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

CAUTION REGARDING FORWARD-LOOKING INFORMATION

Included in this annual report are “forward-looking” statements, within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”) as well as historical information. Some of our statements under “Business,” “Properties,” “Legal Proceedings,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,”“ the Notes to Financial Statements and elsewhere in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. We claim the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.

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

Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

Unless otherwise noted, references in this Form 10-K to “StrikeForce”, “we”, “us”, “our”, “SFT”, “our company”, and the “Company” means StrikeForce Technologies, Inc., a Wyoming corporation.

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

We completed the development of our ProtectID® platform at the end of June 2006, we completed the core development of our keyboard encryption and anti-keylogger product, GuardedID®, in December 2006 and commenced deployment of our new mobile product, MobileTrust® into the mobile stores in 2015. All are currently being sold and distributed. ProtectID® patent titled “Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System” is protected by three patents. The keystroke encryption technology we developed and use in our GuardedID® product is protected by three patents. MobileTrust® has a patent pending, as of March 2013.

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

In February 2013, we executed a retainer agreement with our patent attorneys to aggressively enforce our patent rights as “Out-of-Band Authentication” was becoming the standard for authenticating consumers in the financial market and for many Saas application users (e.g., SalesForce, Quickbooks, etc.). In February 2013, our patent attorneys submitted a new “Out-of-Band” Patent continuation, which was granted.

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

In February 2014, we received a Notice of Allowance from the USPTO for our third patent relating to our “Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System” Patent No. 7,870,599. Upon receipt of this “Out-of-Band” patent we filed another continuation patent.

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

In December 2016, we executed a retainer agreement with a second patent attorney, to aggressively enforce our patent rights as “Out-of-Band Authentication” has become the standard for authenticating consumers in the financial market and for many Saas application users (e.g., SalesForce, Quickbooks, etc.).

Our suite of products is targeted to the financial, e-commerce, corporate, government, healthcare, legal, insurance, technology and retail markets. We seek to locate customers in a variety of ways. These primarily include contracts with value added resellers and distributors (both inside the United States and internationally), direct sales calls initiated by our internal staff, exhibitions at security and technology trade shows, through the media, through consulting agreements, and through our agent relationships. Our sales generate revenue either as an Original Equipment Manufacturer (“OEM”) model, through a Hosting/License agreement, bundled with other company’s products or through direct purchase by distributors and resellers. We price our products for cloud consumer transactions based on the number of transactions in which our software products are utilized. We also price our products for business applications based on the number of users. These pricing models provide our company with one-time, monthly, quarterly and annual recurring revenues with volume discounts. We are also generating revenues from annual maintenance contracts, renewal fees and expect, but cannot guarantee, an increase in revenues based upon the execution of various agreements that we have recently closed and were implemented during the fourth quarter of 2016, primarily in the retail and insurance sectors.

We generated all of our revenues of $384,289 for the year ended December 31, 2016 (compared to $271,559 for the year ended December 31, 2015), from the sales of our security products. The increase in revenues was due to the increase in our software, services, maintenance and support sales. We have realized delays in revenues from some of our new distributor’s that, although there can be no assurances, we anticipate will appear in fiscal 2017, and in the delayed rollout of our new mobile security technologies, that are now rolling out through the Apple and Android markets. In addition, we rolled out our GuardedID® MAC version that we anticipate, but cannot guarantee, that combined with the new mobile security technologies, will continue to increase our revenues in fiscal 2017 and thereafter. Additionally, we believe we have opportunities through our sales distribution channels, including current pilots, which we anticipate, but cannot guarantee, should continue to increase revenues in 2017 and thereafter, especially with the addition of our new mobile security products and new multi-marketing partners. Although we anticipate, but cannot guarantee, the additional revenues as discussed above will be realized in fiscal 2017.

We market our products globally to financial service firms, healthcare related companies, legal services companies, e-commerce companies, automotive, government agencies, multi-level marketing groups, the enterprise market in general, and with virtual private network companies, as well as technology service companies and retail distributors that service all the above markets. We seek such sales through our own direct efforts, with emphasis on retail, through distributors, resellers and third party agents internationally. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in multiple production installations and pilot projects with various distributors, resellers and direct customers primarily in the United States. Our GuardedID® product is also being sold directly to consumers, primarily through the Internet as well as distributors, resellers, third party agents, affiliates and potential OEM agreements by bundling GuardedID® with their products (providing a value-add and competitive advantage to their own products and offerings). Currently this is the most active market for us with multiple programs in production. We anticipate, but cannot guarantee, continuing increases in revenues in fiscal 2017 from these programs. In addition, we have completed the development and testing of our new mobile products, MobileTrust® and GuardedID® Mobile Software Development Kit (SDK), which is in now available in the Apple Store and the Android Play Store. The mobile products play a major role in our anticipated, but not guaranteed, fiscal 2017 revenue projections.

We have incurred substantial losses since our inception. Our management believes that our products provide a cost-effective and technologically competitive solution to address the problems of network security and identity theft in general. Updated guidance for the Federal Financial Institutions Examination Council (“FFIEC”) regulations include the requirement for solutions that have Two-Factor Out-of-Band Authentication and products that stop keylogging malware, real time, which our management believes our proprietary products uniquely and directly address. This new updated guidance went into effect as of January 1, 2012. Based on this new requirement in the latest FFIEC update that was published in June 2011 with enforcement commencing in January 2012, we have experienced a growing increase in sales orders and inquiries every year. However, there can be no assurance that our products will continue to gain acceptance and continue to grow in the commercial marketplace or that one of our competitors will not introduce technically superior products.

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

On August 24, 2015, we entered into an agreement with Cyber Safety, Inc., a New York corporation (“Cyber Safety”) for Cyber Safety to license, and retain an option to purchase, the patents and Intellectual Property related to our GuardedID® and MobileTrust® software. Cyber Safety purchased their option to buy our GuardedID® patent for $9,000,000 to be paid by September 30, 2020. At December 31, 2016, the Company does not have an estimate if Cyber Safety will exercise its option to make the purchase. Cyber Safety will also resell the Company’s GuardedID® and MobileTrust® products, for which the Company will receive a royalty, while the Company retains an unlimited license to resell those products.

As a condition of the asset purchase agreement, Cyber Safety will license the Malware Suite (as defined in the Asset Purchase Agreement) up to and until September 30, 2020. Pursuant to this license, Cyber Safety shall pay us 15% of the net amount Cyber Safety receives, as defined, which amount may be increased to 20% under certain conditions for ProtectID®, and is subject to reduction for commissions and support costs that Cyber Safety will be obligated to pay to us.

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

o

ProtectID® is our multi-patented authentication platform that uses “Out-of-Band” multi-factor in-house installation, cloud service technology and a hybrid to authenticate computer network users by a variety of methods including traditional passwords combined with a telephone, iPhone, Droid, Blackberry, PDA, or multiple computer secure sessions, biometric identification and encrypted devices such as tokens or smartcards as examples. The authentication procedure separates authentication information such as usernames from the pin/passwords or biometric information, which are then provided to or from the network’s host server across separate communication channels. The platform allows for corporate control and client choices, per their company’s security policies, which evolves over time with newly available and customer requested technologies. (Patent Nos:7,870,599, 8,484,698, and 8,713,701 and one patent pending for Out-of-Band Authentication)

o

GuardedID® creates a 256-bit AES encrypted real time separate pathway for information delivery from a keyboard to a targeted application on a local computer, preventing the use of spyware/malware to collect user information. This product provides keyboard encryption and helps prevent keylogging from occurring in real time, which helps prevent the number one threat to consumers and businesses in today’s market: keylogging software, which is stealth software embedded in web sites, emails, pictures, MP3 files, videos, USB’s or other software and hardware that, once unknowingly launched, secretly monitors and records all of a user's keystrokes on the computer and sends the data to the cyber thief without the user’s awareness. Keylogging has been reported as the one of the major causes of major data breaches that occurred from 2010 to 2016, as reported in the 2010-2016 Verizon Data Breach Reports. (Patent No: 8,566,608, 8,732,483 and 8,973,107).

o

MobileTrust® (Patent Pending) is an advanced iPhone/iPad and Android device password vault that includes a strong password generator. MobileTrust® also provides for Mobile Multi-Factor One Time Password authentication, a secured browser and keystroke encryption between its virtual keyboard and secured browser, which is critical to all confidential online transactions and other features, which is now in production. This new feature for mobile devices, which helps prevent data breaches and stolen credentials is a critical and vital addition to all enterprise mobile users, as enterprises transition to “Bring Your Own Devices” (BYOD).

o

GuardedID® Mobile SDK is a software development kit that provides developers our patent protected keystroke encryption protection for all Apple and Android mobile device’s secure keyboards, allowing our keystroke encryption software to be embedded in any mobile applications, utilizing DES 256 Encryption.

Our products sometimes include software and hardware that we contractually license from other vendors. These products include VASCO (an authentication and e-signature solutions company) tokens, as well as additional authentication and telecommunication software devices. We also purchase tokens and devices from HyperSecurity Solutions in Canada. ProtectID® also uses a software product for its Voice Biometric Out-of-Band method through a partnership with Trade Harbor.

The ProtectID® Cloud Service can be hosted by our service provider (we have a strategic arrangement with a third party SAS70 hosting service) as well as the ProtectID® Out-of-Band and Multi-Factor Platform, which can be installed internally in a customer’s infrastructure or as a hybrid implementation. With the exception of our free redistributable Microsoft software components, our reseller agreements with VASCO and HyperSecurity Solutions, and our partnership with Trade Harbor, none of our contracts for hardware or software are with a sole supplier of that feature or product.

Factors that are considered important to our success include, but are not limited to, the following:

o	Our products address the needs of a broad variety of customers for authentication and cyber security overall. One of the biggest problems facing the world is Cyber Theft, the effects of which, our management contends, total an estimated $221 billion per year in business losses and more recently, based on anecdotal evidence provided to management, stated to be in the trillions going forward.

o	Symantec reported there were over 401 million new pieces of Spyware found over the past year.

o	48% of all data breaches were caused by key loggers (malware copying keystrokes), as reported by the Verizon 2012 Data Breach Report. Similar percentages are reported in the Verizon 2014 report, recently published. All of the companies breached, per these reports, had an anti-virus program installed.

o	In 2011, it was reported that RSA Security’s data was breached from which Lockheed Martin and others were affected and lost millions of dollars. This event caused many companies to look to other means of two-factor authentication, such as Out-of-Band. The RSA Data Breach started with a keylogging virus which our GuardedID® product, management believes would most likely would have prevented.

o	In February 2013, Computerworld reported that the Federal Government put security on the frontline of IT agendas with its announcement of a new cyber security center in Canberra, AU and an additional $1.46 billion in funding for cyber security as part of a new national security blueprint.

o	In respect to the latest version of our keyboard encryption and anti-keylogger Product, GuardedID®, a recent report from a government security group known as CERT states that minimally 80% of the malicious keylogging programs are undetected by the major anti-virus software suites. Our Guarded ID® is designed, we believe, to render the malicious programs useless, in real time.

o	In June 2013, PhoneArena.com, The Multiple Threat Center of Juniper Networks, found mobile malware growing exponentially at an alarming rate – a 614% one year increase reaching a total of just about 280,000 malicious apps.

o	In February 2015, the New York Times reported that a Global Bank heist occurred in banks around the globe from a keylogger. This was the first known time that a large hack was reported with the details which included a keylogger that our management believes GuardedID® would have most likely prevented. The article was noted as caused by keystroke encryption in a picture on the front page of the New York Times.

o	The Effectiveness of Our Products: Our products have been designed to provide, we believe, a high available level of security for computer networks and individual users. In particular, we believe that the now Patented “Out-of-Band” authentication process is an innovative technology that will greatly prevent unauthorized access to computer networks and will provide effective security products to drastically reduce the incidence of identity fraud for our customers. We have contractually commenced implementation of our products on a large global scale, yet there can be no assurance that they will function in all aspects as intended. Likewise, a high level of innovation characterizes the software industry and there can be no assurance that our competitors will not develop and introduce a superior product. The effective functioning of our products once deployed is an important factor in our future success. To date and our knowledge, all of our clients have reported, per a report by Research 2.0, that our products work as described.

o	Ability to Integrate our Software with Customer Environments: There are numerous operating systems that are used by computer networks. The ability of a software product to integrate with multiple operating systems is likely to be a significant factor in customer acceptance of particular products. StrikeForce’s ProtectID® operates on an independent Cloud Service platform and is also able to integrate with multiple operating systems and user interfaces for an in-house implementation. ProtectID® has been designed to use multiple authentication devices that are currently on the market (including, but not limited to, biometrics, key-fob tokens, iPhones, iPads, Blackberrys, Androids, PDA’s, smart cards and other mobile devices). Our ability to integrate our products with multiple existing and future technologies is currently a key factor in the growth of our product’s acceptance and is demonstrated by our success with recent clients and installations referred to in a number of our 2015 and 2016 press releases. Our GuardedID® product currently operates with Windows Internet Explorer (IE), Firefox, Chrome and Safari browsers and our upgraded Premium version works with almost all applications running on a Windows desktop platform, inclusive of Microsoft Office and now also the MAC. New features and functions for both products continue to be developed via our research and development. We are also now live with our MobileTrust® and GuardedID® Mobile SDK products, which work on all Apple and Android devices.

o	Relative Cost: We have attempted to design our products to provide a cost-effective suite of products for financial services, e-commerce, commercial, healthcare, government and direct-consumer customers. Our ability to offer our products at a competitive price and to add to existing installations is likely in our opinion, to be a key factor in the acceptance of our product as we have seen with many of our clients.

Business Model

We are focusing primarily on developing sales through “channel” relationships in which our products are offered by other manufacturers, distributors, value-added resellers and agents, internationally. In 2016, we added and publicly announced additions to our global distribution sales channel, which provides additional presence for us in the United States, Canada, Europe and Africa. We continue to add additional channel partners, especially on the consumer side and developed a new retail business. We also sell our suite of security products directly from our Edison, New Jersey office, which also augments our channel partner relationships. It is our strategy that these “channel” relationships will provide the greater percentage of our revenues ongoing, as was the case in the past two years. Examples of the channel relationships that we are seeking include already established original equipment manufacturer (“OEM”) and bundled relationships with other security technology and software providers that would integrate or bundle the enhanced security capabilities of ProtectID®, GuardedID® and/or MobileTrust® into their own product lines, including our MobileTrust® SDK, thereby providing greater value to their clients. These would include providers of networking software and manufacturers of computer and telecommunications hardware and software that provide managed services, and multi-level marketing groups, as well as all markets interested in increasing the value of their products and packages, such as financial services software, anti-virus, government integrators and identity theft product companies. We signed various new distributors during the fourth quarter of 2016 and we anticipate, but cannot guarantee, an increase in revenues in 2017. Additionally, in February 2016, Advanced Cyber Security (“ACS”) purchased their option to buy our GuardedID® patent for nine million dollars ($9,000,000) to be paid by September 30, 2020, and will resell our GuardedID® and MobileTrust® products, for which we will receive a royalty, while we retain a perpetual license to resell those products. The distributors have already obtained new clients and we expect, but cannot guarantee, that more clients will be obtained in fiscal 2017 and thereafter. There is no guarantee as to the timing and success of these business relationships or reaching our self-imposed expectations.

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

Our primary target markets include financial services such as banks and insurance companies, healthcare providers, legal services, government agencies through integrators, technology platforms, e-commerce based services companies, telecommunications and cellular carriers, technology software companies, government agencies and consumers, especially for our mobile and keystroke encryption products. We are focusing our concentration on cyber security and data breach strategic problem areas, such as where compliance with financial, healthcare, legal and government regulations are key and stolen passwords are used to acquire private information illegally. In the fourth quarter of 2016, several of our channel partners had pilots and client implementations in place that are expected, although no assurances can be provided, to continue to increase our revenues in -2017. Our mobile products went into production during the first quarter of 2016 and the revenues related to those products are increasing, primarily as results of the efforts of our channel partners, Advanced Cyber Security and others. There is no guarantee as to the timing and continued success of these efforts.

Because we are now expecting a continual, recurring growing market demand, especially in the mobility and encryption retail markets, we continue to develop an increasing global reseller and distribution channel as a strategy to generate, manage and fulfill demand for our products across market segments, minimizing the requirement for an increase in our staff as we grow our distributor market for which we now have 8 employees from 6. We continue to minimize the concentration on our initial direct sales efforts as our distribution and reseller channels continue to grow internationally and provide appropriate levels of sales and support to the growing Cyber Security market.

We seek to generate revenue through fees for ProtectID® based on client consumer usage in the financial, healthcare services and legal services markets, as well as enterprises in general, through our Cloud Service, plus one-time and annual per person fees in the enterprise markets which often are for in-house installations of our products, and set-up and recurring transaction fees when the product is accessed in our Cloud Service, along with annual maintenance fees, and other one-time and recurring fees. We have also implemented our new ProtectID® v2.3, which includes our Mobile One-Time-Password. We also intend to generate revenues through sales of our GuardedID® product. GuardedID® pricing is for an annual license and we discount for volume purchases. GuardedID® pricing models, especially when bundling through OEM contracts, include monthly and quarterly recurring revenues. As more agreements are reached by our distributors, we are experiencing monthly increasing sales growth, through the execution of GuardedID® bundled OEM agreements. We also provide our clients a choice of operating our ProtectID® software internally by licensing it or through our hosted Cloud Service or a hybrid that some clients have implemented and none of our competitors presently offer. GuardedID® requires a download on each and every computer it protects, whether for employees or consumers. We have four GuardedID® products, (i) a standard version which protects browser data entry only, (ii) a premium version which protects almost all the applications running under Microsoft Windows on the desktop, including Microsoft Office Suite and almost all applications running on the desktop, (iii) an Enterprise version which, in addition, provides the Enterprise administrative rights and the use of Microsoft’s Enterprise tools for the product’s deployment, and (iv) an Apple version for all the latest MAC operating systems and for the browsers and entire desktop. Our MobileTrust® mobile product will be priced for the consumer through the appropriate mobile phone stores, as well as direct, distribution and OEM sales for higher volume enterprises, including volume discounts to the degree allowed by the telecommunications providers. Our GuardedID® Mobile SDK (software development kit) went to the open market in the second quarter of 2016. We anticipate, but cannot guarantee, steadily increasing revenues from this product offering.

Our management believes that our products provide a cost-effective and technologically competitive solution to address the increasing problems of network security and cyber security in general. Updated guidance for the Federal Financial Institutions Examination Council (“FFIEC”) regulations include the requirement for solutions that have Two-Factor Out-of-Band Authentication and products that stop keylogging malware, real time, which our management believes our proprietary products uniquely and directly address. This new updated guidance went into effect as of January 1, 2012. Additionally, the 2015 Verizon Data Breach report, published in April 2016, stated that 80% of all the data breaches they reported would not have occurred if the corporations used two factor authentication, such as our ProtectID® system. The report also indicates that over 79% of the data breaches would most likely not have occurred if the corporations breached used anti-keylogging software, such as our GuardedID® system in addition to the typical anti-virus programs. Based on the FFIEC requirement, the latest Verizon Data Breach Report and the new articles from the White House urging law firms and legal services firms to add two factor authentication, we have recently experienced a growing increase in pilots and sales orders and inquiries specifically in the financial and legal markets. In January 2014, PCI Compliance published an update that includes the requirement for not only encrypting data at rest, but also to encrypt data in motion including the keystrokes users enter in their device. Additionally, Symantec's senior vice-president for information security, Brian Dye, told the Wall Street Journal that anti-virus “is dead”, in an article published in May 2014. However, there can be no assurance that our products will continue to gain acceptance and continue to grow in the commercial marketplace or that one of our competitors will not introduce technically superior products.

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

3. Application Service Provider (ASP) Partners: Our third-party service provides a hosting platform that facilitates faster implementations at competitive prices for our Cloud Service option.

4. Original Equipment Manufacturers (OEM): SFT products are sold to other security technology vendors that integrate ProtectID®, GuardedID® and now GuardedID® Mobile SDK into their products (bundling) and services providing for monthly/annual increasing recurring revenues.

5. Internet sites and retail stores, such as Target, Office Depot, Amazon and Best Buy that sell GuardedID® and MobileTrust® to consumers and small enterprises online and in the stores.

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

Intellectual Property

We are working with two patent attorney firms to aggressively continue to enforce our patent rights, now that we have successfully settled our first major patent lawsuit, in January 2016. Our patent attorneys filed our fourth “Out of Band” continuation patents. We currently have three patents granted to us for Out-of-Band ProtectID® (Patent Nos.: 7,870,599, 8,484,698 and 8,713,701). In March 2013, our patent attorneys submitted a new “Methods and Apparatus for securing user input in a mobile device” Patent, which is now patent pending. Our MobileTrust® product is the invention supporting the patent pending. In September 2014, we filed an International Patent for MobileTrust® (PCT/US20114/029905) which is pending.

We are also working with two patent attorney firms to plan our strategy to aggressively enforce the patent rights relating to our granted Keystroke Encryption patents that help protect our GuardedID® and MobileTrust® products. We were granted three related keystroke encryption patents for which we received the most recent patent on March 3, 2015 (Patent Nos.: 8,566,608, 8,732,483 and 8,973,107). In February 2016, a channel partner exercised their option to purchase our GuardedID® patents, and MobileTrust® patent pendings, and products, which requires them to pay us $9,000,000 for the patents by September 30, 2020, in addition to royalties on sales.

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

Our primary strategy throughout 2016 and into fiscal 2017 is to focus on the growth and support of our channel partners, including distributors, resellers and original equipment manufacturers (OEMs). Our internal sales team targets potential direct sales in industries that management believes provides the greatest potential for short term sales. These include small to medium sized financial institutions, government agencies, e-commerce, healthcare, legal and enterprise businesses. We are also executing agreements with strategic resellers and distributors for marketing, selling and supporting our products internationally. We primarily work with distributors, resellers and agents to generate the bulk of our sales internationally, realizing that this strategy takes longer to nurture, however it is progressing well. We are starting to realize positive results, however slowly, with our sales channel and anticipate, but cannot guarantee, a successful fiscal 2017, through the sales channel and from our new mobile and GuardedID® MAC products with a concentration of sales already contracted. There can be no assurances, however, that we will succeed in implementing our sales strategy. Although management believes that there is an increasingly strong market for our products as the need for cyber security solutions increases globally, we have not generated substantial revenue from the sale of our products and there is no assurance we can secure a market sufficient to permit us to achieve profitability in fiscal 2017.

Competition

The software development and services market is characterized by innovation and competition. There are several well-established companies within the authentication market that offer network security systems in our product market and newer companies with emerging technologies. We believe that our multi-patented “Out-of-Band” multi-factor identity authentication platform is an innovative, secure, adaptable, competitively priced, integrated network authentication platform. The main features of ProtectID® include: an open architecture “Out-of-Band” platform for user authentication; operating system independence; biometric layering; soft mobile tokens; mobile authentication; secure website logon; Virtual Private Network (“VPN”) access; domain authentication; newly added Office 365 authentication and multi-level authentication. Unlike other techniques for increased network security, ProtectID® does not rely on a specific authentication device or method (e.g., phone, tokens, smart cards, digital certificates, soft mobile tokens, or biometrics, such as a retinal or fingerprint scan). Rather ProtectID® has been developed as an “open platform” that incorporates an unlimited number of authentication devices and methods. For example, once a user has been identified to a computer network, a system deploying our ProtectID® authentication system permits the “Out-of-Band” authentication of that user by a telephone, iPhone, iPad, Blackberry, PDA, email, hard token, SSL client software, a biometric device such as a voice biometric, or others, before that user is permitted to access the network. By using “Out-of-Band” authentication methods, management believes that ProtectID®, now patented and protected through our ongoing litigation, with plans for additional litigation, provides a competitive product for customers with security requirements greater than typical name and password schemes for virtual private networks and computer systems with multiple users at remote locations, as examples. We also believe that our multi-patented keystroke encryption product, GuardedID®, offers an additional competitive edge for network security and e-commerce applications that should provide greater levels of security and the ability to evolve over time based on newer technologies when made available. There is less competition for the keystroke encryption product and there are no well-established companies in this space, which explains our current growth in pilots and sales for GuardedID®, especially relating to bundled channel partner programs. GuardedID® is critical to help prevent key logging viruses, one of the largest sources of cyberattacks and data breaches. GuardedID® also is protected with three patents. Our newest product, MobileTrust®, is ideal for bringing the functionality of our other two products, especially including keystroke encryption, to all mobile devices, with initial focus on all Apple and Android devices. This product is also protected with our GuardedID® patents and some of its features and functions are covered by the Out-of-Band Authentication patent. We also filed an international patent for MobileTrust®. Our other new mobile product is GuardedID® Mobile SDK, which allows our secured keyboard function as a software development kit for developers to purchase and integrate as part of their secured applications. Considering the features and functions, all our cyber solutions have limited competition based on our products’ ability to protect individual identities and computers/devices against some of the most dangerous and increasing threats. We also have great demand for the mobile products, which are being marketed to all potential new clients.

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

Employees

As of fiscal year end December 31, 2016, we had 8 employees and our relations with employees are good.

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

ITEM 1A. RISK FACTORS

The risk factors required pursuant to Regulation S-K, Item 503(c) are not required for smaller reporting companies. Accordingly, the Company has determined to provide particular risk factors at this time. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition. If any events described in the risk factors actually occur, our business, operating results, prospects and financial condition could be materially harmed. In connection with the forward looking statements that appear elsewhere in this annual report, you should also carefully review the cautionary statement referred to under “Special Note Regarding Forward Looking Statements.”

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

We have yet to establish any history of profitable operations. For the year ended December 31, 2016, we incurred a loss from operations of $2,442,620 and at December 31, 2016, we had a stockholders’ deficit of $8,439,490. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2016 with respect to this uncertainty. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities and future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.

At December 31, 2016, we had cash on hand in the amount of $804,130. Management estimates that the current funds on hand will be sufficient to continue operations approximately through the next six months. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash and proceeds relating to our patent lawsuits to operate our business. Currently, management is attempting to increase revenues and improve gross margins by a revised sales strategy. We are redirecting our sales focus from direct sales to domestic and international sales channel, where we are primarily selling through a channel of Distributors, Value Added Resellers, Strategic Partners and Original Equipment Manufacturers. While we believe in the viability of our strategy to increase revenues and in our ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to continually increase our customer base and realize increased revenues from recently signed contracts. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in the case of equity financing.

THE PATENT APPLICATION MOBILETRUST® TECHNOLOGY IS PENDING AND THERE IS NO ASSURANCE THAT THIS APPLICATION WILL BE GRANTED. FAILURE TO OBTAIN THE PATENT FOR THE APPLICATION COULD PREVENT US FROM SECURING REVENUES IN THE FUTURE. THREE PATENT APPLICATIONS FOR THE PROTECTID® TECHNOLOGY AND THREE FOR GUARDEDID® HAVE BEEN GRANTED. ONE PATENT APPLICATION FOR THE PROTECTID® TECHNOLOGY IS PENDING.

In November 2010, we received notice that the United States Patent and Trademark Office (“USPTO”) had issued an official Notice of Allowance for the patent application for the technology relating to our ProtectID® product, titled “Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System”. In January 2011, we received notice that the USPTO issued to us Patent No. 7,870,599. This “Out-of-Band” Patent went through a USPTO Re-Examination process starting on August 16, 2011 and concluded on December 27, 2011, with all of our patent claims remaining intact and eight additional patent claims being added. Since 2011, we submitted additional continuation patents on the “Out-of-Band” Patent. The keystroke encryption technology we developed and use in our GuardedID® product is protected by three patents and one continuation pending.

In January 2013, we were assigned the entire right, title and interest in the “Out-of-Band” Patent from NetLabs, with the agreement of the developer, and the assignment was recorded with the USPTO.

In February 2013, we executed a retainer agreement with our patent attorneys to aggressively enforce our patent rights as “Out-of-Band Authentication” was becoming the standard for authenticating consumers in the financial market and for many Saas application users (e.g., SalesForce, Quickbooks, etc.). In February 2013, our patent attorneys submitted a new “Out-of-Band” Patent continuation, which was granted.

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

In February 2014, we received a Notice of Allowance from the USPTO for our third patent relating to our “Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System” Patent No. 7,870,599. Upon receipt of this Out-of-Band patent we filed another continuation patent.

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

In December 2016, we executed a retainer agreement with a second patent attorney, to aggressively enforce our patent rights as “Out-of-Band Authentication” has become the standard for authenticating consumers in the financial market and for many Saas application users (e.g., SalesForce, Quickbooks, etc.).

We completed the development of our ProtectID® platform at the end of June 2006, we completed the core development of our keyboard encryption and anti-keylogger product, GuardedID®, in December 2006 and commenced deployment of our new mobile product, MobileTrust® into the mobile stores in 2015. All are currently being sold and distributed. Our suite of products is targeted to the financial, e-commerce, corporate, government, healthcare, legal, insurance, technology and retail markets. We seek to locate customers in a variety of ways. These primarily include contracts with value added resellers and distributors (both inside the United States and internationally), direct sales calls initiated by our internal staff, exhibitions at security and technology trade shows, through the media, through consulting agreements, and through our agent relationships. Our sales generate revenue either as an Original Equipment Manufacturer (“OEM”) model, through a Hosting/License agreement, bundled with other company’s products or through direct purchase by distributors and resellers. We price our products for cloud consumer transactions based on the number of transactions in which our software products are utilized. We also price our products for business applications based on the number of users. These pricing models provide our company with one-time, monthly, quarterly and annual recurring revenues with volume discounts. We are also generating revenues from annual maintenance contracts, renewal fees and expect, but cannot guarantee, an increase in revenues based upon the execution of various agreements that we have recently concluded and implemented during the fourth quarter of 2014, primarily in the retail and insurance sectors. To date the MobileTrust® patent application has not yet been granted. We cannot be certain that this patent will be granted nor can we be certain that other companies have not filed for patent protection for these technologies. In the event the patents were granted for the MobileTrust® technology, there is no assurance that we will be in a position to enforce the patent rights. Failure to be granted patent protection for the technology could result in greater competition or in limited payments. This could result in inadequate revenue and cause us to cease operations.

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

We cannot assure that we can adequately protect the intellectual property or successfully prosecute potential infringement of the intellectual property rights. Also, we cannot assure that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. Failure to protect the intellectual property rights would result in a loss of revenue and could adversely affect our operations and financial condition. In December 2011, we executed an exclusive agreement with a firm to defend and protect our “Out-of-Band” Patent No. 7,870,599, which now includes Patent No. 8,484,698 and 8,713,701. In January 2013, we were assigned the entire right, title and interest in the “Out-of-Band” patent by NetLabs, with approval by the developer, and the assignment was recorded with the USPTO. We are working with our patent attorneys to aggressively enforce our Out-of-Band Authentication patent rights per the terms of retainer agreements executed in February 2013 and December 2016, respectively, with two firms.

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

We are a “penny stock” company. We are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination of the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop, because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks”. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute “penny stocks” within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell their securities in a market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to the Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, leaving investors with losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

RULE 144 SALES IN THE FUTURE MAY HAVE A DEPRESSIVE EFFECT ON OUR STOCK PRICE AS AN INCREASE IN SUPPLY OF SHARES FOR SALE, WITH NO CORRESPONDING INCREASE IN DEMAND WILL CAUSE PRICES TO FALL.

All of the outstanding shares of common stock held by the present officers, directors, and affiliate stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who is an affiliate or officer or director who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months if the company is a current reporting company under the 1934 Act. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. In addition, the current federal administration has indicated significant regulatory modifications and we cannot foresee the impact of any revised regulations. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, including the policies of the recently appointed Chairman of the SEC, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

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

ITEM 2. PROPERTIES

We operate from leased offices located at 1090 King Georges Post Road, Suite #603, Edison, New Jersey 08837. We do not hold any material investments in other real or personal property other than office equipment. We anticipate these facilities will be adequate for the immediate future but that if we are successful in introducing our products, we will need to seek larger or additional office quarters. We paid a monthly base rent of $3,807 which commenced on July 1, 2009, with an initial extended lease termination date of January 31, 2016. In November 2015, the lease was extended for three years to January 31, 2019. We paid a monthly base rent of $4,067 from February 2016 thru January 2017, and will pay monthly base rents of $4,190 from February 2017 through January 2018 and $4,316 from February 2018 thru January 2019. The landlord holds $8,684 as our security deposit. The lease requires us to pay costs such as maintenance and insurance.

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

On June 20, 2016, we initiated additional patent litigation against three major competitors in the U.S. District Court for the District of New Jersey, for infringement of United States Patent No. 8,484,698. This litigation was filed by our patent attorneys, Blank Rome LLP, and is ongoing. On March 14, 2017, one of the parties initiated an IPR against our second Patent No. 8,484,698.

On March 14, 2017, we initiated additional patent litigation against two major competitors in the U.S. District Court for the District of Massachusetts, for infringement of United States Patent Nos. 7,870,599, 8,484,698 and 8,713,701. This litigation was filed by our patent attorneys, Ropes and Gray LLP, and is ongoing.

On March 14, 2017, we initiated additional patent litigation against two major competitors in the U.S. District Court for the Eastern District of Virginia, for infringement of United States Patent Nos. 7,870,599, 8,484,698 and 8,713,701. This litigation was filed by our patent attorneys, Ropes and Gray LLP, and is ongoing.

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

Quarter Ended:	Low:	High:
March 31, 2015	$0.0025	$70.00
June 30, 2015	$0.0001	$4.50
September 30, 2015	$0.008	$0.07
December 31, 2015	$0.0005	$0.0084
March 31, 2016	$0.0002	$0.0059
June 30, 2016	$0.0008	$0.0032
September 30, 2016	$0.001	$0.0205
December 31, 2016	$0.0037	$0.0184

The closing bid price for our shares of common stock on April 7, 2017 was $0.0247.

Our common stock is considered a low-priced security under the “Penny Stock” rules promulgated by the Securities and Exchange Commission. Under these rules, broker-dealers participating in transactions in these securities must first deliver a risk disclosure document which describes risks associated with these stocks, broker-dealers’ duties, customers’ rights and remedies, market and other information, and make suitability determinations approving the customers for these stock transactions based on financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing, provide monthly account statements to customers, and obtain specific written consent of each customer. With these restrictions, the likely effect of designation as a low-priced stock is to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and increase the transaction cost of sales and purchases of these stocks compared to other securities.

(B) HOLDERS

As of April 7, 2017, there were approximately 458 holders of the common stock on record with our transfer agent.

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

(D) RECENT ISSUANCES OF UNREGISTERED SECURITIES

In December 2016, we issued a total of 7,500 shares of restricted common stock, valued at $121, relating to a December 2009 retainer agreement with an attorney.

In December 2016, an investor purchased 1,000,000 common stock purchase options for $500, for shares equaling 1,000,000 shares of our common stock. The payment was received in January 2017.

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

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

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

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K

Our MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of our business conditions, results of operations, liquidity and capital resources and contractual obligations. We did not have any off balance sheet arrangements as of December 31, 2015 or 2016.

The discussion and analysis of our financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with generally accepted accounting principles generally accepted in the United States (or “GAAP”). The preparation of those financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Background

We are a software development and services company that offers a suite of integrated computer network security products (patented and patent pending) using proprietary technology.

We generated all of our revenues of $384,289 for the year ended December 31, 2016, compared to $271,559 for the year ended December 31, 2015, from the sales of our security software products.

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

Because we are now experiencing a continual growing market demand, we believe our company is developing a sizeable global reseller and distribution channel as a strategy to generate, manage and fulfill demand for our products across market segments, minimizing the requirement for an increase in our staff. We have minimized the concentration on our initial direct sales efforts as our distribution and reseller channels continue to grow internationally and require appropriate levels of support.

On March 18, 2014, we effected a 1:1,500 reverse stock split of our issued and outstanding shares of common stock. On February 13, 2015, we effected a 1:650 reverse stock split of our issued and outstanding shares of common stock. On August 4, 2015, we effected a 1:1,000 reverse stock split of our issued and outstanding shares of common stock.

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the reverse stock splits adopted by us as if the reverse had occurred at the beginning of the earliest period presented.

Results of Operations

FOR THE YEAR ENDED DECEMBER 31, 2016 COMPARED TO THE YEAR ENDED DECEMBER 31, 2015

Revenues for the year ended December 31, 2016 were $384,289 compared to $271,559 for the year ended December 31, 2015, an increase of $112,730 or 41.5%. The increase in revenues was due to the increase in our software, services, maintenance and support sales.

Revenues generated consisted of hardware and software sales and license, services, support and maintenance sales, revenue from sign on fees, and recurring transaction fees. Software, services, support and maintenance sales for the year ended December 31, 2016 were $381,009 compared to $267,205 for the year ended December 31, 2015, an increase of $113,804. The increase in software, services, support and maintenance revenues was primarily due to the increase in the sales and support of our software and mobile products. Hardware sales for the year ended December 31, 2016 were $3,280 compared to $4,354 for the year ended December 31, 2015, a decrease of $1,074. The decrease in hardware revenues was due to the decrease in sales of our one-time-password token key-fobs.

Cost of revenues for the year ended December 31, 2016 was $6,363 compared to $8,441 for the year ended December 31, 2015, a decrease of $2,078, or 24.6%. The decrease resulted from the decrease in sales of our one-time-password token key-fobs. Cost of revenues as a percentage of total revenues for the year ended December 31, 2016 was 1.2% compared to 3.1% for the year ended December 31, 2015.

Gross profit for the year ended December 31, 2016 was $377,926 compared to $263,118 for the year ended December 31, 2015, an increase of $114,808, or 43.7%. The increase in gross profit was due to the increase in our software, services, maintenance and support sales.

Research and development expenses for the year ended December 31, 2016 were $521,663 compared to $262,973 for the year ended December 31, 2015, an increase of $258,690, or 98.4%. The increase in research and development expenses was due to the addition of one staff member (we increased our technology staff by hiring a software engineer in January 2016), an overall increase in our salaries, and the testing of our mobile products, which required the purchase of peripherals for testing purposes. The salaries, benefits and overhead costs of personnel conducting research and development of our software products primarily comprise research and development expenses.

Compensation, professional fees, and selling, general and administrative (collectively, “SGA”) expenses for the year ended December 31, 2016 were $2,298,883 compared to $1,111,679 for the year ended December 31, 2015, an increase of $1,187,204 or 107%. The increase was due primarily to the increase in salaries and related payroll taxes resulting from salary increases implemented in January 2016, an increase in professional fees, expenses relating to options granted to employees in September 2016 and an increase in warrant expense. SG&A expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock options to employees and non-employees and other general corporate expenses.

Other income (expense) for the year ended December 31, 2016 was income of $5,381,185 as compared to expenses of ($695,711) for the year ended December 31, 2015, representing an increase in other income of $6,076,896, or 874%. The increase was primarily due to the net settlement of patent remediation litigation, which was settled in January 2016 and the extinguishment of derivatives relating to the payoff of convertible debt, offset by interest expense.

Our net income (loss) for the year ended December 31, 2016 was $2,938,565 compared to a net loss of ($1,807,245) for the year ended December 31, 2015, an increase in net income of $4,745,810, or 263%. The increase was primarily due to the net settlement of patent remediation litigation, which was settled in January 2016 and the extinguishment of derivatives relating to the payoff of convertible debt, offset by increases in SGA expenses and interest expense.

Liquidity and Capital Resources

Our total current assets at December 31, 2016 were $965,404, which included cash of $804,130, as compared with $60,409 in total current assets at December 31, 2015, which included cash of $37,153. Additionally, we had a stockholders’ deficit in the amount of $8,439,490 at December 31, 2016 compared to a stockholders’ deficit of $13,724,487 at December 31, 2015. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing.

We financed our operations during the year ended December 31, 2016 primarily through the net settlement of patent remediation litigation which was settled in January 2016. While management believes that there will be a substantial percentage of our sales generated from our patented GuardedID® and new mobile products and there are an increasing number of customers for our patented ProtectID® product, we will continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market continues to grow, with increasing marketing efforts, management believes, but cannot guarantee, we will continue to attain greater numbers of customers.

Going Concern

We have yet to establish any history of profitable operations. For the year ended December 31, 2016, we incurred a loss from operations of $2,442,620, and at December 31, 2016, we had a stockholders’ deficit of $8,439,490. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2016 with respect to this uncertainty. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise, and future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.

At December 31, 2016, we had cash on hand in the amount of $804,130. Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business. Currently, management is attempting to increase revenues and improve gross margins by a revised sales strategy. We are redirecting our sales focus from direct sales to domestic and international sales channel, where we are primarily selling through a channel of Distributors, Value Added Resellers, Strategic Partners and Original Equipment Manufacturers. While we believe in the viability of our strategy to increase revenues and in our ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to continually increase our customer base and realize increased revenues from recently signed contracts. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in the case of equity financing.

Changes in Authorized Shares

In June 2015, an increase of the authorized shares of our common stock from three billion (3,000,000,000) to five billion (5,000,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to our Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in July 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, result of operations, liquidity or capital expenditures.

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

Revenue from time and service contracts is recognized as the services are provided. Revenue from delivered elements of one-time charge licensed software is recognized at the inception of the license term, and determined by the fair value of each delivered element. Revenue is deferred for undelivered elements. We recognize revenue from the sale of software licenses when the four criteria discussed above are met. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. Revenue from monthly software licenses is recognized on a subscription basis.

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

Please see pages F-1 through F-19.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

StrikeForce Technologies, Inc.

We have audited the accompanying balance sheets of StrikeForce Technologies, Inc. (the "Company") as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended December 31, 2016, the Company incurred a loss from operations and at December 31, 2016, had a stockholders' deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinberg and Company, P.A.

Los Angeles, California

April 14, 2017

STRIKEFORCE TECHNOLOGIES, INC.

BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS
Current Assets:
Cash	$804,130	$37,153
Accounts receivable	152,009	18,524
Prepaid expenses	9,265	4,732

Total current assets	965,404	60,409

Property and equipment, net	8,926	4,184
Other assets	22,539	24,594

Total Assets	$996,869	$89,187

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Convertible notes payable, net	$1,447,100	$2,263,695
Convertible notes payable - related parties	355,500	355,500
Current maturities of notes payable, net	1,703,824	2,452,791
Current maturities of notes payable - related parties	742,513	722,638
Accounts payable	890,799	1,295,829
Accrued expenses	9,539	13,368
Accrued interest (including $1,029,090 and $939,654 due to related parties, respectively)	3,805,158	3,921,004
Accrued salaries and payroll taxes	10,549	1,347,772
Derivative liabilities	262,185	989,019
Due to factor	209,192	209,192

Total current liabilities	9,436,359	13,570,808

Non-current Liabilities:
Notes payable, net of current maturities	-	222,991
Notes payable - related parties, net of current maturities	-	19,875

Total Liabilities	9,436,359	13,813,674

Commitments and contingencies

Stockholders' Deficit
Series A Preferred stock, no par value; 100 shares authorized;
3 shares issued and outstanding	987,000	987,000
Series B Preferred stock par value $0.10: 100,000,000 shares authorized;
50,001 and 175,338 shares issued and outstanding, respectively	5,000	17,534
Preferred stock series not designated par value $0.10: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.0001: 5,000,000,000 shares authorized;
2,319,683,886 and 22,711,924 shares issued and outstanding, respectively	231,970	2,271
Additional paid-in capital	24,655,363	22,526,096
Accumulated deficit	(34,318,823)	(37,257,388)

Total Stockholders' Deficit	(8,439,490)	(13,724,487)

Total Liabilities and Stockholders' Deficit	$996,869	$89,187

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2016	December 31, 2015

Revenue	$384,289	$271,559

Cost of revenue	6,363	8,441

Gross margin	377,926	263,118

Operating expenses:
Compensation	491,255	353,141
Professional fees	617,019	471,674
Selling, general and administrative expenses	1,190,609	286,864
Research and development	521,663	262,973

Total operating expenses	2,820,546	1,374,652

Loss from operations	(2,442,620)	(1,111,534)

Other income (expense):
Litigation settlement	9,750,000	-
Fees related to litigation settlement	(4,187,257)	-
Interest and financing expense	(875,234)	(545,324)
Debt discount amortization	(34,293)	(851,894)
Change in fair value of derivative liabilities	(92,997)	426,383
Extinguishment of derivative liabilities	819,831	-
Other income from settlement	-	305,000
Other income	1,135	(29,876)

Other income (expense), net	5,381,185	(695,711)

Net income (loss)	$2,938,565	$(1,807,245)

Earnings (loss) per common share - basic and diluted
-Basic	$-	$(0.47)
-Diluted	$-	$(0.47)

Weighted average common shares outstanding
-Basic	1,855,338,114	3,845,454
-Diluted	1,855,338,114	3,845,454

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2016

	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at January 1, 2015	3	$987,000	142,004	$14,200	2,454	$1	$22,249,882	$(35,450,143)	$(12,199,060)

Fair value of shares of common stock and warrants for consulting services	-	-	-	-	17,377	2	148	-	150

Fair value of shares of series B preferred stock for financing	-	-	33,334	3,334	-	-	46,666	-	50,000

Fair value of shares of common stock for conversions of convertible notes payable	-	-	-	-	22,691,902	2,268	225,922	-	228,190

Fair value of common shares in connection with the exercise of warrants	-	-	-	-	191	-	1,395	-	1,395

Fair value of stock options for non-employee services	-	-	-	-	-	-	2,083	-	2,083

Net loss	-	-	-	-	-	-	-	(1,807,245)	(1,807,245)

Balance at December 31, 2015	3	987,000	175,338	17,534	22,711,924	2,271	22,526,096	(37,257,388)	(13,724,487)

Fair value of common stock issued for services	-	-	-	-	154,905,000	15,491	170,668	-	186,159

Fair value of vested options	-	-	-	-	-	-	818,462	-	818,462

Common stock issued upon conversion of notes and interest	-	-	-	-	2,105,237,983	210,525	368,361	-	578,886

Common stock issued upon conversion of Series B preferred stock	-	-	(125,337)	(12,534)	35,703,979	3,570	8,964	-	-

Common stock issued upon exercise of options and warrants	-	-	-	-	1,125,000	113	537	-	650

Forgiveness of accrued officers salaries recorded as capital contribution	-	-	-	-	-	-	762,275	-	762,275

Net income	-	-	-	-	-	-	-	2,938,565	2,938,565

Balance at December 31, 2016	3	$987,000	50,001	$5,000	2,319,683,886	$231,970	$24,655,363	$(34,318,823)	$(8,439,490)

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31, 2016	December 31, 2015

Cash flows from operating activities:
Net income (loss)	$2,938,565	$(1,807,245)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,231	7,247
Amortization of discount on notes payable	34,293	876,145
Change in fair value of derivative liabilities	92,997	(426,383)
Interest expense	353,473	545,324
Fair value of common stock issued for services	186,159	2,233
Fair value of vested options	818,462	-
Extinguishment of derivative liabilities	(819,831)	-
Changes in operating assets and liabilities:
Accounts receivable	(133,485)	19,983
Prepaid expenses	(4,533)	14,056
Accounts payable	(405,030)	(80,471)
Accrued expenses	(3,829)	(7,695)
Accrued interest	(66,556)	-
Accrued salaries and payroll taxes	(574,948)	-
Net cash provided by (used in) operating activities	2,420,968	(856,806)

Cash flows from investing activities:
Purchases of property and equipment	(7,918)	(2,354)

Cash flows from financing activities:
Repayment of convertible notes payable	(687,738)	(25,000)
Repayment of notes payable	(1,033,985)	(53,215)
Proceeds from notes payable	75,000	539,524
Proceeds from exercise of options and warrants	650	-
Proceeds from sale of Series B preferred stock	-	25,000
Proceeds from convertible notes payable	-	67,000
Proceeds from secured notes payable	-	310,000
Proceeds from notes payable - related parties	-	19,875
Net cash (used in) provided by financing activities	(1,646,073)	883,184

Net increase in cash	766,977	24,024

Cash at beginning of the period	37,153	13,129

Cash at end of the period	$804,130	$37,153

Supplemental disclosure of cash flow information:
Interest paid	$233,973	$78
Income tax paid	3,092	-

Non-cash investing and financing activities:
Common stock issued for conversion of debt and accrued interest	$192,665	$228,190
Forgiveness of accrued officers salaries recorded as capital contribution	762,275	-
Common stock issued for conversion of Series B preferred stock	12,534	-
Common stock issued for exercise of options and warrants	-	1,395
Debt discount due to convertible feature	-	61,021
Debt discount on note payable	-	27,000
Issuance of Series B preferred stock in connection with secured notes payable	-	25,000

See accompanying notes to the financial statements.

StrikeForce Technologies, Inc.

December 31, 2016 and 2015

Notes to the Financial Statements

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended December 31, 2016, the Company incurred a loss from operations of $2,442,620 and at December 31, 2016, the Company had a stockholders’ deficit of $8,439,490. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2016, we had cash on hand in the amount of $804,130. Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan. Currently, management is attempting to increase revenues and improve gross margins by redirecting its sales focus from direct sales to domestic and international sales channels, primarily selling through a channel of distributors, value added resellers, strategic partners and original equipment manufacturers. While the Company believes in the viability of its strategy to increase revenues, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to continually increase its customer base and realize increased revenues from recently signed contracts. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stock holders, in the case of equity financing.

Reverse Stock Splits

In February 2015, the Company effected a 1:650 reverse stock split of the Company's issued and outstanding shares of common stock.

In August 2015, the Company effected a 1:1,000 reverse stock split of the Company's issued and outstanding shares of common stock.

All share and per share amounts have been adjusted, on a retroactive basis, to reflect the reverse stock splits adopted by the Company as if the reverse stock splits had occurred at the beginning of the earliest period presented.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to accounting for potential liabilities and the assumptions made in valuing stock instruments issued for services, derivative liabilities, and valuation allowance for deferred tax assets. Actual results could differ from those estimates.

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

Revenue from time and service contracts is recognized as the services are provided. Revenue from delivered elements of one-time charge licensed software is recognized at the inception of the license term, and determined by the fair value of each delivered element. Revenue is deferred for undelivered elements. The Company recognizes revenue from the sale of software licenses when the four criteria discussed above are met. If the Company determines that collection of a fee is not reasonably assured, it defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of payment. Revenue from monthly software licenses is recognized on a subscription basis.

The Company offers an Application Service Provider (ASP) hosted cloud service whereby customer usage transactions are invoiced monthly on a cost per transaction basis.

Accounts Receivable and Allowance for Doubtful Accounts

The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding. At December 31, 2016 and 2015, the Company did not record an allowance for doubtful accounts. For the year ended December 31, 2016, the Company recorded bad debt expense of $18,226. For the year ended December 31, 2015, the Company recorded no bad debt expense.

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

Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations. Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2016 and 2015, the Company did not recognize any impairment for its property and equipment.

Long-lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. For the years ended December 31, 2016 and 2015, the Company did not recognize any such impairments.

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

Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

Level 3—Unobservable inputs based on the Company's assumptions.

The Company is required to use of observable market data if such data is available without undue cost and effort.

As of December 31, 2016 and 2015, the Company’s balance sheets included the fair value of derivative liabilities of $262,185 and $989,019, respectively, which were based on Level 2 measurements.

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

For the years ended December 31, 2016 and 2015, the dilutive impact of outstanding stock options for 196,000,001 shares and 1,000,001 shares, respectively; outstanding warrants for 0 shares and 30 shares, respectively; Series B Preferred Stock that can convert into 33,876,016 shares and 32,875,063 shares of the Company’s common stock, respectively, and notes payable that can convert into 25 shares and 291,470 shares of the Company’s common stock, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

The following tables set forth the computation of basic and diluted earnings (loss) per share:

	Years ended December 31,
	2016	2015
Income (Loss) per share – Basic:
Income (Loss) for the period	$2,938,565	$(1,807,245)
Basic average common stock outstanding	1,855,338,114	3,845,454
Net earnings (loss) per share	$-	$(0.47)

	Years ended December 31,
	2016	2015
Income (Loss) per share – Diluted:
Income (Loss) for the period	$2,938,565	$(1,807,245)
Basic average common stock outstanding	1,855,338,114	3,845,454
Diluted effect of outstanding stock options, warrants, notes and Series B Preferred stock	-	-
Diluted average common stock outstanding	1,855,338,114	3,845,454
Net earnings (loss) per share	$-	$(0.47)

Advertising, Sales and Marketing Costs

Advertising, sales and marketing costs are expensed as incurred and are included in sales and marketing expenses. For the years ended December 31, 2016 and 2015, advertising, sales and marketing expenses were $1,534 and $75,591, respectively.

Research and Development Costs

Costs incurred for research and development are expensed as incurred. The salaries, benefits, and overhead costs of personnel conducting research and development of the Company’s software products comprise research and development expenses. Purchased materials that do not have an alternative future use are also expensed.

For the years ended December 31, 2016 and 2015, research and development costs were $521,663 and $262,973, respectively.

Significant Concentrations

For the year ended December 31, 2016, sales to two customers comprised 39% and 39% of revenues, respectively. For the year ended December 31, 2015, sales to one customer comprised 66% of revenues. At December 31, 2016, one customer comprised 82% of accounts receivable. For the year ended December 31, 2015, sales to one customer comprised 66% of revenues. At December 31, 2015, two customers comprised 67% and 17% of accounts receivable, respectively

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, and ASU 2016-20 all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. The standard can be adopted either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company is currently in the process of analyzing the information necessary to determine the impact of adopting this new guidance on its financial position, results of operations, and cash flows. The Company will adopt the provisions of this statement in the first quarter of fiscal 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the financial statements. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

In March 2016, the FASB issued the ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU require, among other things, that all income tax effects of awards be recognized in the income statement when the awards vest or are settled. The ASU also allows for an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and allows for a policy election to account for forfeitures as they occur. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 2 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	December 31, 2016	December 31, 2015

Computer equipment	$76,953	$76,953

Computer software	36,907	28,989

Furniture and fixture	10,157	10,157

Office equipment	16,511	16,511

	140,528	132,610

Less accumulated depreciation	(131,602)	(128,425)

	$8,926	$4,184

Depreciation expense for the years ended December 31, 2016 and 2015 was $3,177 and $3,692, respectively.

Note 3 - Convertible Notes Payable

Convertible notes payable consisted of the following:

	December 31, 2016	December 31, 2015
Secured
(a) DART	$542,588	$542,588

Unsecured
(b) Convertible notes with fixed conversion features	904,512	910,512
(c) Convertible notes with adjustable conversion features	-	824,861
Total convertible notes	1,447,100	2,277,961
Discount on convertible notes	-	(14,266)
Convertible notes	$1,447,100	$2,263,695

(a)	At December 31, 2016 and 2015, $542,588 of notes payables are due to DART/Citco Global. The notes are convertible into shares of the Company’s common stock based on adjustable conversion prices, are secured by all of the Company’s assets, were due in 2010, and are currently in default. The adjustable conversion features of the notes are accounted for as derivative liabilities (see Note 7). DART/Citco Global did not process any conversions of notes into shares of common stock in fiscal 2016 or 2015. The Company has been in contact with the note holder who has indicated that it has no present intention of exercising its right to convert the debentures into shares of the Company's common stock. Under the terms of the secured debentures, the Company is restricted in its ability to issue additional securities as long as any portion of the principal or interest on the secured debentures remains outstanding. During 2016 or 2015, the Company did not obtain DART/Citco Global’s written consent related to any of its financing agreements.

(b)	Convertible notes payable consist of 14 unsecured convertible notes convertible at a fixed amount (”fixed convertible notes”) into 13 shares of the Company’s common stock, at fixed prices ranging from $1,950,000 to $9,750,000,000 per share, as defined in the agreements. The notes bear interest at 8% to 18% per annum, and were due on various dates from March 2008 to July 2015. All of the fixed convertible notes are currently in default and the Company is pursuing settlements with certain of the holders. During the year ended December 31, 2015, there were no notes issued or repaid. During the year ended December 31, 2016, there were no notes issued and the Company repaid $6,000 of note principal.

At December 31, 2014, the balance of the accrued interest on the fixed convertible notes was $828,814. During the year ended December 31, 2015, interest expense of $80,286 was accrued. At December 31, 2015, the balance of the accrued interest on the fixed convertible notes was $909,100. During the year ended December 31, 2016, interest expense of $79,687 was accrued, $49,148 of accrued interest was forgiven and written-off, and $3,000 of accrued interest was paid. At December 31, 2016, the balance of accrued interest on the fixed convertible notes was $936,639.

(c)	At December 31, 2014, the balance of convertible notes with adjustable conversion features (“adjustable convertible notes”) was $995,167. The notes bore interest at 10% to 24%, and were due on various dates from March 2013 to February 2016. During the year ended December 31, 2015, adjustable convertible notes of $57,884 were issued, and note holders converted $228,190 of note principal into shares of the Company’s common stock (see Note 8). At December 31, 2015, the balance of the adjustable convertible notes was $824,861. During the year ended December 31, 2016, the Company repaid $681,738 of note principal, and note holders converted $143,123 of note principal into shares of the Company’s common stock (see Note 8). At December 31, 2016, the balance of adjustable convertible notes was paid off.

At December 31, 2014, the balance of the accrued interest on the adjustable convertible notes was $175,276. During the year ended December 31, 2015, interest expense of $144,294 was accrued. At December 31, 2015, the balance of the accrued interest on the adjustable convertible notes was $319,570. During the year ended December 31, 2016, interest expense of $17,066 was accrued, $189,442 of accrued interest was paid, note holders converted $49,542 of accrued interest into shares of common stock (see Note 8), and $97,652 of accrued interest was forgiven and written-off. At December 31, 2016, the balance of accrued interest on adjustable convertible notes was paid off.

At the option of the holder, the adjustable convertible notes were convertible into shares of common stock of the Company at a price per share discount of 40% of the Company’s common stock trading market price during a certain time period. The Company determined that the conversion feature of the notes were not fixed, and recorded them as a derivative liability. During the year ended December 31, 2016, the payment and conversion of the convertible notes resulted in the Company recording a gain of $819,831 related to the extinguishment of the corresponding derivative liability (see Note 7).

At December 31, 2016 and 2015, accrued interest due for all convertible notes was $936,639 and $1,230,507, respectively, and is included in accrued interest in the accompanying balance sheets. Interest expense for all convertible notes payable for the years ended December 31, 2016 and 2015 was $96,753 and $224,579, respectively.

Note 4 - Convertible Notes Payable – Related Parties

At December 31, 2016 and 2015, convertible notes payable - related parties consist of 12 convertible notes payable in the aggregate of $355,500. The notes are unsecured and due December 31, 2017. Six notes totaling $268,000 are due to the Company’s Chief Executive Officer, at a compounded interest rate of 8% per annum; two notes totaling $57,000 are due to the Company’s VP of Technology, interest at prime plus 2% and prime plus 4% per annum; and four notes totaling $30,000 are due to the spouse of the Company’s Chief Technology Officer at a compounded interest rate of 8% per annum. $33,000 of the notes are convertible at the fixed conversion price of $7,312,500 per share and $322,500 of the notes are convertible at the fixed conversion price of $9,750,000,000 per share, as defined in the note agreements.

At December 31, 2014, accrued interest due for the convertible notes – related parties was $339,812. During the year ended December 31, 2015, interest expense of $51,189 was accrued and at December 31, 2015, accrued interest due for the convertible notes – related parties was $391,001. During the year ended December 31, 2016, interest expense of $55,721 was accrued, and $9,417 of accrued interest due a former officer was forgiven and written-off. At December 31, 2016, accrued interest due for the convertible notes – related parties was $437,305.

Note 5 - Notes Payable

Notes payable consisted of the following:

	December 31, 2016	December 31, 2015
Secured
(a) Promissory note-H. Group Partners, Inc.	$-	$310,000
(b) Promissory note - factoring	-	35,200

Unsecured
(c) Promissory notes	413,824	467,609
(d) Promissory note-Cyber Safety	-	408,000
(e) Promissory notes – StrikeForce Investor Group	1,290,000	1,475,000

Total notes payable	1,703,824	2,695,809
Discount on secured notes payable	-	(20,027)
Notes payable, net of discount	1,703,824	2,675,782
Long-term portion	-	(222,991)

Promissory notes, current maturities	$1,703,824	$2,452,791

(a)	In May 2015, the Company executed a secured promissory note with an unrelated party for $310,000, bearing interest at 10% per annum, maturing March 31, 2018. The note was secured by the Company's intellectual property, accounts, fixtures and property. As an inducement to make the loan, the note holder received 16,667 shares Series B preferred stock valued at $1.50 per share that are convertible into shares of the Company's common stock at a 30% discount to current market value, as defined. During the year ended December 31, 2016, the Company repaid $310,000 of note principal, $23,611 of accrued interest, and $204,560 of additional interest expense was paid to the note holder.

(b)	In October 2015, the Company entered into a promissory note agreement for $50,400, secured by all accounts, chattel paper, equipment, general intangibles, instruments and inventory, as defined in the agreement. As December 31, 2015, the balance of the note was $35,200. During the year ended December 31, 2016, the Company repaid the balance of $35,200.

(c)	Notes payable consists of various unsecured promissory notes with interest from 8% to 14% per annum. $397,500 of the notes were due on various dates from December 2011 to July 2015 and are currently in default, and the balance of $16,324 is due July 2017. The Company is currently pursuing settlements with certain of the note holders. At December 31, 2014, the balance due under these notes was $397,500. During the year ended December 31, 2015, the Company issued $123,324 of notes, and repaid $53,215 of notes. At December 31, 2015, the balance due under these notes was $467,609. During the year ended December 31, 2016, the Company paid off note principal totaling $53,785, and at December 31, 2016, the balance due under these notes was $413,824.

At December 31, 2015, the balance of the accrued interest on the notes payable-various was $438,782. During the year ended December 31, 2016, $45,681 of interest expense was accrued, and $70,121 was forgiven and written-off. At December 31, 2016, accrued interest on the notes payable was $414,342.

(d)	In 2015, the Company issued a note to Cyber Security in relation to an asset purchase and licensing agreement (see Note 13). At December 31, 2015, the balance of note payable was $408,000, and due December 31, 2016. During the year ended December 31, 2016, the Company borrowed an additional $75,000 of principal and repaid $450,000 of principal. In addition, $33,000 of principal was adjusted and written off. At December 31, 2016, the balance of the note was paid off. The note was non-interest bearing and unsecured.

(e)	Notes payable to StrikeForce Investor Group (SIG), made up of various investors with unsecured notes, interest at 10% per annum. At December 31, 2016, Notes payable-SIG of $1,250,000, originally due in 2011, are in default, and the balance of $40,000 is due April 30, 2017. The Company is currently pursuing extensions on the delinquent notes. At December 31, 2014, the balance of notes payable-SIG was $1,500,000. During the year ended December 31, 2015, the Company repaid $25,000 of principal and at December 31, 2015, the balance of notes payable-SIG was $1,475,000. During the year ended December 31, 2016, the Company repaid $185,000 of principal and at December 31, 2016, the balance of notes payable-SIG was $1,290,000.

At December 31, 2014, the balance of the accrued interest on the notes payable-SIG was $1,145,271. During the year ended December 31, 2015, $147,821 of interest expense was accrued. At December 31, 2015, the balance of the accrued interest on the notes payable-SIG was $1,293,092. During the year ended December 31, 2016, $141,995 of interest expense was accrued, and $10,000 of accrued interest was paid. At December 31, 2016, accrued interest on the notes payable-SIG was $1,425,087.

At December 31, 2016 and 2015, accrued interest due for all notes payable above was $1,839,429 and $1,731,874, respectively, and is included in accrued interest in the accompanying balance sheets. Interest expense for notes payable for the years ended December 31, 2016 and 2015 was $190,478 and $192,668, respectively.

Note 6 - Notes Payable – Related Party

Notes payable- related party consist of 18 unsecured notes payable to the Company’s Chief Executive Officer ranging in interest rates of 0% per annum to 10% per annum. The notes have extended due dates of December 31, 2017 and all are shown as current liabilities. At December 31, 2016 and 2015, the balance of the outstanding notes payable - related party was $742,513 and $722,618, respectively.

At December 31, 2015, accrued interest due for the notes payable – related party was $548,653. During the year ended December 31, 2016, interest expense of $56,233 was accrued, and accrued interest of $13,102 owed to a former officer was forgiven and written-off. At December 31, 2016, accrued interest due for the notes payable – related party was $591,784. Interest expense for notes payable - related party for the year ended December 31, 2015 was $56,080.

Note 7 - Derivative Financial Instruments

Under authoritative guidance issued by the FASB, instruments which do not have fixed settlement provisions, are deemed to be derivative instruments. The conversion feature of certain of the Company’s convertible notes payable (see Note 3) did not have fixed settlement provisions because the ultimate determination of shares to be issued could exceed current available authorized shares.

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

At December 31, 2014, the balance of the derivative liabilities was $1,415,402. During the year ended December 31, 2015, the decrease in derivative liability was $426,383, and at December 31, 2015, the balance of the derivative liabilities was $989,019. During the year ended December 31, 2016, convertible notes and accrued interest totaling $1,063,845 were paid off or converted into shares of common stock (See Note 3), and the Company recorded a gain of $819,831 related to the extinguishment of the corresponding derivative liabilities. Also during the year ended December 31, 2016, the Company recorded a change in fair value of derivatives of $92,997. At December 31, 2016, the balance of the derivative liabilities was $262,185.

The derivative liability was valued at the following dates using a probability weighted Black-Scholes-Merton model with the following assumptions:

	December 31, 2016	December 31, 2015
Conversion feature:
Risk-free interest rate	0.16%	0.16%
Expected volatility	75%	100%
Expected life (in years)	1 year	.25 to 5 years
Expected dividend yield	-	-

Fair Value:
Conversion feature	$262,185	$989,019

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

Note 8– Stockholders’ Deficit

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

Series A Preferred Stock

In 2011, the Company issued three shares of non-convertible Series A Preferred Stock valued at $329,000 per share, or $987,000 in aggregate to three members of the management team. The Series A Preferred Stock are convertible into four times the total number of common shares plus the total number of shares of Series B preferred stock issued and outstanding at the time of conversion, and have voting rights equal to eighty percent of the total issued and outstanding shares of the Company's common stock. This effectively provided the management team, upon retention of their Series A Preferred Stock, voting control on matters presented to the shareholders of the Company. The shareholders of the Series A Preferred Stock have each irrevocably waived their conversion rights relating to the Series A Preferred Stock issued.

Series B Preferred Stock

In 2016, 125,377 shares of Series B Preferred Stock were converted into 35,703,979 shares of the Company’s common stock (See below).

In July 2015, the Company sold a total of 16,667 shares to an individual at $1.50 per share, or a total of $25,000. In May 2015, as an inducement to execute a secured promissory note, a note holder received 16,667 shares Series B preferred stock valued at $1.50 per share, or a total of $25,001. The shares of Series B Preferred Stock are convertible into shares of its common stock at a 30% to 40% discount to current market value, as defined, with a minimum price level set by the Company's Board of Directors at $0.005.

Common Stock

During the year ended December 31, 2016, the Company issued an aggregate of 2,296,971,962 shares of its common stock as follows:

•	The Company issued 1,594,171,737 shares of its common stock in exchange for conversion of $143,123 of convertible note principal and $49,542 of accrued interest at conversion prices ranging from $0.000058 to $0.0013 per share. In addition, the Company issued 511,066,246 shares of common stock, with a fair value of $386,221, to the convertible note holders and recorded as additional interest expense.

•	The Company issued 125,000 shares of its common stock upon the exercise of 30 warrants for $150. In addition, the Company issued 154,875,000 shares of its common stock, with a fair value of $185,850, to the warrant holder as additional consideration for services and recorded in general and administrative expenses

•	The Company issued 30,000 shares of its common stock for services, valued at $309.

•	The Company issued 1,000,000 shares of its common stock for exercise of options at a price of $0.005 per share for $500.

•	The Company issued 35,703,979 shares of its common stock in exchange for conversion of 125,337 shares of Series B Preferred Stock at conversion prices ranging from $0.00383 to $0.00532 per share.

During the year ended December 31, 2015, the Company issued an aggregate of 22,709,470 shares of its common stock as follows:

•	Convertible note holders converted $228,190 of convertible note principal into 22,691,902 shares of common stock at conversion prices ranging from $0.00024 to $39.00 per share.

•	The Company issued 17,377 shares of common stock, valued in aggregate of $150, including 15,018 shares issued for services valued at $123, and 2,360 shares valued at $22 that were issued for rounding shares related to the stock splits of the Company's issued and outstanding shares of common stock in 2015.

•	The Company issued 191 shares of common stock to warrant holders that exercised 1 warrant at $1,395 per share.

Capital Contribution

In January 2016, the Company’s officers forgave an aggregate total of $762,275 of accrued payroll due to them from the Company. The Company recorded the forgiveness of accrued payroll as a capital contribution.

Note 9 - Warrants

The table below summarizes the Company’s warrant activities for the period January 1, 2015 to December 31, 2016:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Balance, January 1, 2015	32	$695,000-9,750,000,000	$25,486,000

Granted	-	-	-

Canceled	(-)	-	-

Exercised	(1)	$39.00	$39.00

Expired	(1)	$19,500,000- 39,000,000	$587,918

Balance, December 31, 2015	30	$695,000- 9,750,000,000	$10,430,000

Granted	-	-	-

Canceled	(-)	-	-

Exercised	(30)	$0.00024	$8,382,915

Expired	(-)	$29,250,000-9,750,000,000	$29,886,738

Balance, December 31, 2016	-	$-	$-

Vested and exercisable, December 31, 2016	-	$-	$-

Unvested, December 31, 2016	-	$-	$-

In April 2016, the Company executed a settlement agreement with an investor relating to outstanding warrant agreements issued in conjunction with convertible notes that were repaid by the Company in January 2016. Per the terms of the settlement, the investor processed an exercise of 30 warrant shares into 125,000 shares of the Company’s common stock. The investor also received an additional 154,875,000 shares of the Company’s common stock valued at $185,850, for services (see Note 8).

Note 10 - Options

In November 2012, the stockholders approved the 2012 Stock Incentive Plan effective January 3, 2013. The number of shares authorized for issuance under the plan was 100,000,000. The number of shares authorized for issuance under the Incentive Plan was increased to 200,000,000 in September 2016 by unanimous consent of the Board of Directors.

In August 2015, the Company awarded options to purchase 1,000,000 shares of its common stock to an unrelated consultant, exercisable at $0.0005 per share.

In September 2016, the Company issued options to purchase 196,000,000 shares of its common stock to its management team and employees with a fair value of $1,568,000 determined using the Black-Scholes Option Pricing model. The options are exercisable at $0.00625 per share, vest in 6 months, and expiring in ten years from the date of grant. During the year ended December 31, 2016, the Company recognized compensation costs of $818,462 based on the fair value of options that vested.

The fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.16%
Expected dividend yield	0%
Expected volatility	78%
Expected life	10 years

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The expected volatility is based on the historical volatility of a group of comparable public companies. The expected life of the employee option is estimated by considering the contractual term of the option, the vesting period of the option, and the employees’ expected exercise behavior. The expected dividend yield was based on the fact that the Company has not customarily paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

The table below summarizes the Company’s 2004 Incentive Plan and 2012 Stock Incentive Plan activities for the period January 1, 2015 to December 31, 2016:

	Number of Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, January 1, 2015	3	$2,242,500-9,750,000,000	$12,650,000

Granted	1,000,000	$0.0005	$0.0005

Balance, December 31, 2015	1,000,003	$0.0005-9,750,000,000	$2.00

Granted	196,000,000	$0.00625	$0.00625

Exercised	(1,000,000)	$0.0005	$0.0005

Expired	(2)	$9,750,000	$9,750,000

Balance, December 31, 2016	196,000,001	$0.0023-975,000,000	$0.00625

Vested and exercisable, December 31, 2016	103,307,693	$0.0023-975,000,000	$0.005

Unvested, December 31, 2016	92,692,308	$0.00625	$0.00625

As of December 31, 2016, options to purchase an aggregate of 196,000,001 shares of common stock were outstanding under the 2004 incentive plan and 2012 Stock Incentive Plan and there were 4,000,000 shares remaining available for issuance. At December 31, 2016 and 2015, the intrinsic value of outstanding options was zero.

The following table summarizes information concerning 2004 Incentive plan and 2012 Stock Incentive Plan as of December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$975,000,000	1	1.00	$975,000,000	1	1.00	$975,000,000

$0.00625	196,000,000	10.00	$0.00625	103,307,692	10.00	$0.00625

$0.00625 - 975,000,000	196,000,001	10.00	$0.00625	103,307,693	10.00	$0.00625

Note 11 - Other Income

On March 28, 2013 the Company initiated patent litigation against an outside party. Mediation took place in May 2015 to discuss a potential settlement, and on January 15, 2016, the parties reached a settlement in the matter. As part of the settlement, the Company received a payment in January 2016 of $9,750,000 and incurred fees related to the settlement of $4,187,257.

In 2015 the Company entered into a settlement agreement relating to a lawsuit with a former channel partner and received a total settlement of $305,000.

Note 12- Income Tax Provision

The Company has no tax provision for any period presented due to its history of operating losses. As of December 31, 2016, the Company had deferred tax assets of approximately $6,369,000, resulting from certain temporary differences and net operating loss (“NOL”) carry-forwards of approximately $18,732,000, which are available to offset future taxable income, if any, through 2036.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as management has determined that their realization is not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Components of deferred tax assets as of December 31, 2016 and 2015 are as follows:

	December 31, 2016	December 31, 2015
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	$6,369,000	$7,552,000

Less valuation allowance	(6,369,000)	(7,552,000)

Deferred tax assets, net of valuation allowance	$-	$-

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the year ended December 31, 2016	For the year ended December 31, 2015

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

The Company’s operations are based in New Jersey and it is subject to Federal and New Jersey state income tax. Tax years subsequent to 2009 are open to examination by United States and state tax authorities.

The Company adopted accounting rules which address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under these rules, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. These accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2016, no liability for unrecognized tax benefits was required to be recorded.

Note 13 - Commitments and Contingencies

Operating Lease

The Company leases its office facilities in New Jersey under a non-cancellable lease agreement that expires January 31, 2019. Minimum annual rental commitments under the non-cancelable lease at December 31, 2016 are as follows:

Years ending December 31,	Amount
2017	$50,280
2018	51,729
2019	4,316
Total	$106,325

For the years ending December 31, 2016 and 2015, rent expense was $48,548 and $45,680, respectively.

Asset Sale and Licensing Agreement

On August 24, 2015, the Company entered into an agreement with Cyber Safety, Inc., a New York corporation (“Cyber Safety”) for Cyber Safety to license, and retain an option to purchase, the patents and Intellectual Property related to the GuardedID® and MobileTrust® software. In conjunction with the licensing and the option to purchase, Cyber Safety loaned the Company $408,000 in 2015 and $75,000 in 2016. During the year ended December 31, 2016, the note was repaid in full to Cyber Safety (See Note 5).

Cyber Safety has the option to buy the Company’s GuardedID® patent for $9,000,000 that expires on September 30, 2020. At December 31, 2016, the Company does not have an estimate if Cyber Safety will exercise its option to make the purchase. Cyber Safety will also resell the Company’s GuardedID® and MobileTrust® products, for which the Company will receive a royalty, while the Company retains an unlimited license to resell those products.

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

During 2016, the Company recorded revenue from Advanced Cyber, a subsidiary of Cyber Safety, of $125,000 for support services in conjunction with its agreements with Cyber Safety.

Legal Proceedings

On June 20, 2016, the Company initiated additional patent litigation against three major competitors in the U.S. District Court for the District of New Jersey, for infringement of United States Patent No. 8,484,698. This litigation is ongoing. On March 14, 2017, one of the parties initiated an inter partes review (IPR) against the Company’s second Patent No. 8,484,698.

On March 14, 2017, the Company initiated additional patent litigation against two major competitors in the U.S. District Court for the District of Massachusetts, for infringement of United States Patent Nos. 7,870,599, 8,484,698 and 8,713,701. This litigation is ongoing.

On March 14, 2017, the Company initiated additional patent litigation against two major competitors in the U.S. District Court for the Eastern District of Virginia, for infringement of United States Patent Nos. 7,870,599, 8,484,698 and 8,713,701. This litigation is ongoing.

Due to Factor

In March 2007, the Company entered into a sale and subordination agreement with a factoring firm whereby the Company sold its rights to two invoices, from February 2007 and March 2007, totaling $470,200 to the factor. Upon signing the agreement and providing the required disclosures, the factor remitted $197,450 to the Company. By December 31, 2007, the two invoices were deemed uncollectible. In February 2008, the Company agreed to pay the factor a settlement of $75,000 in September 2008, unless both parties mutually agreed to extend the due date. In September 2008, the Company and the factor reached a verbal agreement to extend the due date to December 31, 2008. The Company is currently pursuing a further extension. As of December 31, 2016, the balance due to the factor was $209,192 including interest.

Note 14 – Subsequent Events

Subscription agreements for Series B Preferred Stock

In January 2017, the Company sold subscriptions to two individuals for the purchase of 53,334 shares of its Series B Preferred Stock at $1.50 per share, or an aggregate of $80,000. The shares of Series B Preferred Stock are convertible into shares of the Company’s common stock at a 25% discount to current market value, as defined, with a minimum conversion price set by the Company's Board of Directors of $0.001 per share. The Series B Preferred Stock can be converted at any time into shares of common stock after twelve months from acceptance by the Company of the subscription agreements, but only once every 30 days.

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

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (CFO) of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2016. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the following material weaknesses:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the year ending December 31, 2016. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS.

The following sets forth our executive officers and/or Directors, their ages, and all offices and positions held with us.

Name	Age	Position
Mark L. Kay	68	Chief Executive Officer and Chairman of the Board of Directors
Philip E. Blocker	60	Chief Financial Officer
Ramarao Pemmaraju	56	Chief Technical Officer and Director
George Waller	59	Executive Vice President and Marketing Director

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

Ramarao Pemmaraju, Chief Technology Officer

Mr. Pemmaraju Joined StrikeForce in July 2002 as our Chief Technology Officer (CTO) and the inventor of the ProtectID® product. In May 1999 Mr. Pemmaraju co-founded NetLabs, which developed security software products. Mr. Pemmaraju concentrated his time on NetLabs from July 2001 through to July 2002. From June 2000 to July 2001 Mr. Pemmaraju was a systems architect and project leader for Coreon, an operations service provider in telecommunications. From October 1998 through May 2000, Mr. Pemmaraju was a systems engineer with Nexgen systems, an engineering consulting firm. Mr. Pemmaraju has over eighteen years’ experience in systems engineering and telecommunications. His specific expertise is in systems architecture, design and product development. Mr. Pemmaraju holds a M.S.E.E. from Rutgers University and a B.E. from Stevens Tech.

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

During fiscal 2016, our Board of Directors met twenty four times. The Board of Directors also uses written resolutions to deal with certain matters and, during fiscal 2016 eighteen written resolutions were signed by a majority of the Directors.

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

Involvement in Certain Legal Proceedings

None of the following events have occurred during the past ten years and are material to an evaluation of the ability or integrity of any director or officer of the Company:

1.	A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

a.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

b.	Engaging in any type of business practice; or

c.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.	Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

a.	Any Federal or State securities or commodities law or regulation; or

b.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

c.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

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

StrikeForce Technologies, Inc.

1090 King George’s Post Road

Suite #603

Edison, NJ 08837

Attn: Mark L. Kay, Chairman

Shareholder Recommendations for Board Nominees

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of StrikeForce during the years ended December 31, 2016 and 2015, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during 2016 and 2015. The foregoing persons are collectively referred to in this Form 10-K as the “Named Executive Officers.” Compensation information is shown for the years ended December 31, 2016 and 2015:

Name/ Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Incentive Plan Option Awards (Vested) ($)	Securities Underlying Options/SARs ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Mark L. Kay
Chief Executive	2016	146,000	5,769	-	150,330	-	-	89,182	391,281
Officer	2015	101,231	-	-	-	-	-	-	101,231

George Waller
Executive	2016	146,000	5,769	-	150,330	-	-	77,086	379,185
Vice President	2015	105,000	-	-	-	-	-	-	105,000

Ramarao
Pemmeraju
Chief Technology	2016	146,000	5,769		150,330	-	-	65,572	367,671
Officer	2015	105,000	-	-	-	-	-	-	105,000

Effective January 25, 2016, the Board of Directors determined to increase the base salaries of our officers and employees, including our named executive officers, such that the new salaries are comparable to similarly situated companies. Consequently, the base salaries of Mark Kay, George Waller, and Ramarao Pemmaraju have been set at $150,000 per annum. Other employees were granted increases to between $105,000 and $125,000 per annum. Additionally, in January 2016, our officers received an aggregate total of $231,840 of accrued payroll and forgave an aggregate total of $762,275 of accrued payroll, from prior years' missed salaries, that we owed to them. We recorded the officers’ forgiveness of accrued payroll as a capital contribution in January 2016.

On July 31, 2010, Philip E. Blocker was appointed our Chief Financial Officer. Mr. Blocker is not our employee and he received no payments or option awards in 2016 or 2015.

Outstanding Option Awards at Year End

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested, and equity-incentive plan awards outstanding at December 31, 2016 for each Named Executive Officer and/or Director.

Outstanding Equity Awards At Fiscal Year-End Table
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mark L. Kay	1	-	-	$365,265,000	03/02/17	-	-	-	-
	1	-	-	$234,000,000	03/16/17	-	-	-	-
	1	-	-	$224,250,000	04/27/17	-	-	-	-
	1	-	-	$195,000,000	05/25/17	-	-	-	-
	1	-	-	$146,250,000	06/08/17	-	-	-	-
	1	-	-	$165,750,000	06/22/17	-	-	-	-
	1	-	-	$78,000,000	11/23/17	-	-	-	-
	1	-	-	$300,000.00	12/12/17	-	-	-	-
	1	-	-	$2,242,500	01/03/23	-	-	-	-
	18,791,209	17,208,791	-	$0.00625	09/28/26	-	-	-	-

George Waller	1	-	-	$146,250,000	06/08/17	-	-	-	-
	1	-	-	$165,750,000	06/22/17	-	-	-	-
	1	-	-	$78,000,000	11/23/17	-	-	-	-
	1	-	-	$195,000,000	12/12/17	-	-	-	-
	1	-	-	$2,242,500	01/03/23	-	-	-	-
	18,791,209	17,208,791	-	$0.00625	09/28/26	-	-	-	-

Ramarao Pemmaraju	1	-	-	$195,000,000	05/25/17	- -	- -	- -	- -
	1			146,250,000	06/08/17	-	-	-	-
	1	-	-	$165,750,000	06/22/17	-	-	-	-
	1	-	-	$78,000,000	11/23/17	-	-	-	-
	1	-	-	$5,850,000	12/23/15	-	-	-	-
	1	-	-	$2,242,500	01/03/23	-	-	-	-
	18,791,209	17,208,791	-	$0.00625	09/28/26	-	-	-	-

Option Exercises and Stock Vested Table

None.

Pension Benefits Table

None.

Non-Qualified Deferred Compensation Table

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)

Mark L. Kay	-	-	-	-	-

George Waller	-	-	-	-	-

Ramarao Pemmaraju	-	-	-	-	-

All Other Compensation Table

None.

Perquisites Table

None.

Director Compensation

All three of our directors were also our executive officers through December 31, 2015. Our directors did not receive any separate compensation for serving as such during fiscal 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Share Ownership of Certain Beneficial Owners

The following table sets forth certain information as of December 31, 2016, with respect to the shares of common stock beneficially owned by: (i) each director; (ii) each executive officer; (iii) all current executive officers (regardless of salary and bonus level) and directors as a group; and (iv) each person or entity known by us to beneficially own more than 5% of our outstanding common stock. The address for each director and executive officer is 1090 King Georges Post Road, Suite 603, Edison, New Jersey 08837. Unless otherwise indicated, the shareholders listed in the table below have sole voting and investment powers with respect to the shares indicated:

This table is based upon information obtained from our stock records.

NAME OF BENEFICIAL OWNER	AMOUNT OF OWNERSHIP(1)		PERCENTAGE OF CLASS(2) (excluding Preferred Stock (11))
Mark L. Kay	18,791,217	(3),(11)	0.7370%
Ramarao Pemmaraju	30,274,732	(4),(5),(11)	1.1874%
George Waller	18,791,211	(6),(7),(11)	0.7370%
All directors and executive officers as a group (3 persons)	67,857,160	(8)	2.6615%
NetLabs.com, Inc.	2	(9),(10)	0.00000008%

________________

(1)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 90 days from the date hereof.

(2)

Based on 2,319,683,886 shares of common stock outstanding as of December 31, 2016; also including 25 shares of common stock available upon the conversion of certain convertible loans, 33,876,016 shares of common stock available upon the conversion of Series B Preferred stock and 196,000,001 shares of common stock underlying options.

(3)

Includes 6 shares of common stock available upon the conversion of certain convertible loans valued at $9,750,000,000 per share for $240,000 of convertibles and $7,312,500,000 per share for $28,000 of convertibles, 1 share of common stock underlying vested ten-year options valued at $2,242,500 per share and 18,791,209 shares of common stock underlying vested ten-year options valued at $0.00625 per share. Mark L. Kay, along with Ramarao Pemmaraju and George Waller each hold one share of Series A Preferred Shares which, collectively, allow the holders to vote up to 80% of the issued and outstanding shares of common and preferred stock; Mark Kay, along with Ramarao Pemmaraju and George Waller have irrevocably waived any conversion rights.

(4)

Includes 4 shares of common stock available upon the conversion of certain convertible loans valued at $9,750,000,000 per share for $25,000 of convertibles and $7,312,500,000 per share for $5,000 of convertibles 2 shares of common stock underlying vested ten-year options valued at $2,242,500 per share and 30,274,727 shares of common stock underlying vested ten-year options valued at $0.00625 per share. Of the total shares, 11,483,521 shares, consisting of 4 shares of common stock available upon the conversion of certain convertible loans valued at $9,750,000,000 per share for $25,000 of convertibles and $7,312,500,000 per share for $5,000 of convertibles, 1 share of common stock underlying vested ten-year options valued at $2,242,500 per share and 11,483,516 shares of common stock underlying vested ten-year options valued at $0.00625 per share, are in the name of Sunita Pemmaraju who is a family member of Ramarao Pemmaraju. Mark L. Kay, along with Ramarao Pemmaraju and George Waller each hold one share of Series A Preferred Shares which, collectively, allow the holders to vote up to 80% of the issued and outstanding shares of common stock; Mark Kay, along with Ramarao Pemmaraju and George Waller have irrevocably waived any conversion rights.

(5)	Excludes shares owned by NetLabs.com, Inc. which is controlled by Ramarao Pemmaraju and another individual.

(6)	Shares are listed in the name of Katherine LaRosa who is a family member of George Waller.

(7)

Includes 1 share of common stock underlying vested ten-year options valued at $2,242,500 per share and 18,791,209 shares of common stock underlying vested ten-year options valued at $0.00625 per share. Mark Kay, along with Ramarao Pemmaraju and George Waller each hold one share of Series A Preferred Shares which, collectively, allow the holders to vote up to 80% of the issued and outstanding shares of common stock; Mark Kay, along with Ramarao Pemmaraju and George Waller have irrevocably waived any conversion rights.

(8)

Includes 10 shares of common stock available upon the conversion of certain convertible loans valued at $9,750,000,000 per share for $265,000 of convertibles and $7,312,500,000 per share for $33,000 of convertibles, 4 shares of common stock underlying vested ten-year options valued at $2,242,500 per share and 67,857,143 shares of common stock underlying vested ten-year options valued at $0.00625 per share. Excludes the Series A Preferred Shares: Mark L. Kay, along with Ramarao Pemmaraju and George Waller, each hold one share of Series A Preferred Shares which, collectively, allow the holders to vote up to 80% of the issued and outstanding shares of common stock; Mark Kay, along with Ramarao Pemmaraju and George Waller, have irrevocably waived any conversion rights.

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

DESCRIPTION OF SECURITIES

Equity Incentive Plan Information

The following table sets forth as of December 31, 2016, the total number of shares of our common stock which may be issued upon the exercise of outstanding stock options and other rights under compensation plans approved by the shareholders, and under compensation plans not approved by the shareholders. The table also sets forth the weighted average purchase price per share of the shares subject to those options, and the number of shares available for future issuance under those plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	196,000,001		$0.00625	4,000,000
Equity compensation plans not approved by security holders	N/A	$	N/A	N/A
Total	196,000,001		$0.00625	4,000,000

Options for an aggregate of one share have been granted under StrikeForce’s 2004 Equity Incentive Plan which was approved by unanimous consent of the Board of Directors. The option shares were originally granted at various times from March 2007 through December 2007 and are exercisable at a range of $78,000,000 to $365,625,000 per share.

2012 Stock Option Plan

In November 2012, the stockholders approved the 2012 Stock Option Plan for our employees, effective January 3, 2013. The number of shares authorized for issuance under the plan is 100,000,000.

The number of shares authorized for issuance under the Incentive Plan was increased to 200,000,000 in September 2016 by unanimous consent of the Board of Directors.

In August 2015, we awarded options to purchase 1,000,000 shares of our common stock to an unrelated consultant, exercisable at $0.0005 per share, expiring two years from the date of grant, and vesting over a four month period. In December 2016, the consultant processed an exercise of 1,000,000 stock option shares into 1,000,000 shares of our common stock, valued at $4,000, for a $500 payment, received in January 2017.

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

On March 18, 2014, we effected a 1:1,500 reverse stock split of our issued and outstanding shares of common stock. On February 13, 2015, we effected a 1:650 reverse stock split of our issued and outstanding shares of common stock. On August 4, 2015, we effected a 1:1,000 reverse stock split of our issued and outstanding shares of common stock.

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

In September 2016, four holders of our Series B Preferred Stock converted 125,337 Series B Preferred Stock into 35,703,979 shares of our common stock at conversion prices ranging from $0.00383 to $0.00532 per share.

As of December 31, 2016, there were 50,001 shares of Series B Preferred Stock issued and outstanding, 16,667 of which convert to common shares at a 30% market discount and 33,334 of which convert to common shares at a 40% market discount.

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

RELATED PARTY CONVERTIBLE NOTES

At December 31, 2016 and 2015, convertible notes payable - related parties consist of 12 convertible notes payable in the aggregate of $355,500. The notes are unsecured and due December 31, 2017. Six notes totaling $268,000 are due to our Chief Executive Officer, at a compounded interest rate of 8% per annum; two notes totaling $57,000 are due to our VP of Technology, interest at prime plus 2% and prime plus 4% per annum; and four notes totaling $30,000 are due to the spouse of our Chief Technology Officer at a compounded interest rate of 8% per annum. $33,000 of the notes are convertible at the fixed conversion price of $7,312,500 per share and $322,500 of the notes are convertible at the fixed conversion price of $9,750,000,000 per share, as defined in the note agreements.

At December 31, 2014, accrued interest due for the convertible notes – related parties was $339,812. During the year ended December 31, 2015, interest expense of $51,189 was accrued and at December 31, 2015, accrued interest due for the convertible notes – related parties was $391,001. During the year ended December 31, 2016, interest expense of $55,721 was accrued, and $9,417 of accrued interest due a former officer was forgiven and written-off. At December 31, 2016, accrued interest due for the convertible notes – related parties was $437,305.

RELATED PARTY PROMISSORY NOTES

Notes payable - related party consist of 18 unsecured notes payable to our Chief Executive Officer ranging in interest rates of 0% per annum to 10% per annum. The notes have extended due dates of December 31, 2017 and all are shown as current liabilities. At December 31, 2016 and 2015, the balance of the outstanding notes payable - related party was $742,513 and $722,618, respectively.

At December 31, 2015, accrued interest due for the notes payable – related party was $548,653. During the year ended December 31, 2016, interest expense of $56,233 was accrued, and accrued interest of $13,102 owed to a former officer was forgiven and written-off. At December 31, 2016, accrued interest due for the notes payable – related party was $591,784. Interest expense for notes payable - related party for the year ended December 31, 2015 was $56,080.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees billed by Weinberg & Company, P.A. for the fiscal years ended December 31, 2016 and 2015 related to the Company’s audit services were approved by the Audit Committee and paid by the Company.

The following table shows the audit fees incurred for fiscal year 2016 and 2015:

	2016	2015
Audit fees (1)	$67,500	$45,000
Audit related fees (2)	-	-
Tax fees (3)	-	-
Total	$67,500	$45,000

(1)	Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firm in connection with engagements for those years and services that are normally provided by our independent registered public accounting firm in connection with statutory audits and SEC regulatory filings or engagements.

(2)	Audit-Related Fees – This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

(3)	Tax Fees – This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

The Board of Directors has reviewed and discussed with the our management and independent registered public accounting firm our audited financial statements contained in our Annual Report on Form 10-K for our 2016 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in our Annual Report on Form 10-K for our 2016 fiscal year for filing with the SEC.

Pre-Approval Policies

The Board's policy is to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by our independent registered public accounting firm; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by us to our accountant in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.

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

____________

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

STRIKEFORCE TECHNOLOGIES, INC.

Dated: April 14, 2017	By	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: April 14, 2017	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark L. Kay	Director	April 14, 2017
Name: Mark L. Kay

/s/ Ramarao Pemmaraju	Director	April 14, 2017
Name: Ramarao Pemmaraju

/s/ George Waller	Director	April 14, 2017
Name: George Waller

