Form 10-Q
period 2017-03-31
StrikeForce Technologies Inc.
filed 2017-05-12
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to _________

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

Common stock, $0.0001 par value

Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated file	☐	Accelerated filer	☐
Non-Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2017
Common stock, $0.0001 par value	2,319,691,386

Indicate the number of shares outstanding of each of the issuer’s classes of preferred stock, as of the latest practicable date.

Class	Outstanding at May 10, 2017
Preferred stock, Series A, no par value	3

Class	Outstanding at May 10, 2017
Preferred stock, Series B, $0.10 par value	103,335

Transitional Small Business Disclosure Format Yes ☐ No ☒

Documents Incorporated By Reference

None

STRIKEFORCE TECHNOLOGIES, INC.

INDEX TO FORM 10-Q FILING

MARCH 31, 2017

2

PART I

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO INTERIM FINANCIAL STATEMENTS

General

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that can be expected for the year ending December 31, 2017.

3

STRIKEFORCE TECHNOLOGIES, INC.

BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash	$362,587	$804,130
Accounts receivable	184,604	152,009
Prepaid expenses	7,069	9,265

Total current assets	554,260	965,404

Property and equipment, net	7,764	8,926
Other assets	22,026	22,539

Total Assets	$584,050	$996,869

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$864,899	$890,799
Convertible notes payable, net	1,440,600	1,447,100
Convertible notes payable - related parties	355,500	355,500
Current maturities of notes payable, net	1,663,824	1,703,824
Current maturities of notes payable - related parties	742,513	742,513
Accrued interest (including $1,057,423 and $939,654 due to related parties, respectively)	3,823,976	3,805,158
Accrued expenses	-	9,539
Accrued salaries and payroll taxes	-	10,549
Derivative liabilities	471,093	262,185
Due to factor	209,192	209,192

Total Liabilities	9,571,597	9,436,359

Stockholders' Deficit
Series A Preferred stock, no par value; 100 shares authorized; 3 shares issued and outstanding	987,000	987,000
Series B Preferred stock par value $0.10: 100,000,000 shares authorized; 103,335 and 50,001 shares issued and outstanding, respectively	10,333	5,000
Preferred stock series not designated par value $0.10: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.0001: 5,000,000,000 shares authorized; 2,319,691,386 and 2,319,683,886 shares issued and outstanding, respectively	231,971	231,970
Additional paid-in capital	25,497,581	24,655,363
Accumulated deficit	(35,714,432)	(34,318,823)

Total Stockholders' Deficit	(8,987,547)	(8,439,490)

Total Liabilities and Stockholders' Deficit	$584,050	$996,869

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

 STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)

Revenue	$83,869	$82,709

Cost of revenue	2,626	906

Gross margin	81,243	81,803

Operating expenses:
Compensation	148,049	117,773
Professional fees	63,035	389,715
Selling, general and administrative expenses	841,387	10,761
Research and development	125,031	114,975

Total operating expenses	1,177,502	633,224

Loss from operations	(1,096,259)	(551,421)

Other income (expense):
Interest expense	(90,458)	(686,821)
Change in fair value of derivative liabilities	(208,908)	(40,647)
Litigation settlement	-	9,750,000
Fees related to litigation settlement	-	(4,187,257)
Debt discount amortization	-	(34,293)
Extinguishment of derivative liabilities	-	635,620
Forgiveness of debt	-	15,843
Other income	16	(193)

Other income (expense), net	(299,350)	5,452,252

Net income (loss)	$(1,395,609)	$4,900,831

Earnings (loss) per common share - basic and diluted
-Basic	$-	$0.01
-Diluted	$-	$0.01

Weighted average common shares outstanding
-Basic	2,319,686,386	554,465,907
-Diluted	2,319,686,386	554,981,269

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Unaudited)

	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2016	3	$987,000	50,001	$5,000	2,319,683,886	$231,970	$24,655,363	$(34,318,823)	$(8,439,490)

Sale of shares of series B preferred stock	-	-	53,334	5,333	-	-	74,667	-	80,000

Beneficial conversion feature of series B preferred stock	-	-	-	-	-	-	17,778	-	17,778

Fair value of common stock issued for services	-	-	-	-	7,500	1	235	-	236

Fair value of vested options	-	-	-	-	-	-	749,538	-	749,538

Net income	-	-	-	-	-	-	-	(1,395,609)	(1,395,609)

Balance at March 31, 2017	3	$987,000	103,335	$10,333	2,319,691,386	$231,971	$25,497,581	$(35,714,432)	$(8,987,547)

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,395,609)	$4,900,831
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,675	1,275
Amortization of discount on notes payable	-	34,293
Change in fair value of derivative liabilities	208,908	40,647
Interest expense	-	-
Fair value of common stock issued for interest on conversion notes	-	239,153
Fair value of common stock issued for services	236	14
Fair value of common stock and options for consulting services	749,538	7,917
Beneficial conversion feature of series B preferred stock	17,778	-
Forgiveness of debt	-	(15,843)
Extinguishment of derivative liabilities	-	(635,620)
Changes in operating assets and liabilities:
Accounts receivable	(32,595)	(30,793)
Prepaid expenses	2,196	(3,693)
Accounts payable	(25,900)	(415,025)
Accrued expenses	(9,539)	(7,520)
Accrued interest	18,818	(56,397)
Accrued salaries and payroll taxes	(10,549)	(585,497)
Net cash provided by (used in) operating activities	(475,043)	3,473,742

Cash flows from financing activities:
Repayment of convertible notes payable	(6,500)	(613,351)
Repayment of notes payable	(40,000)	(517,792)
Repayment of secured notes payable	-	(310,000)
Proceeds from notes payable	-	75,000
Proceeds from sale of Series B preferred stock	80,000	-
Net cash (used in) provided by financing activities	33,500	(1,366,143)

Net increase in cash	(441,543)	2,107,599

Cash at beginning of the period	804,130	37,153

Cash at end of the period	$362,587	$2,144,752

Supplemental disclosure of cash flow information:
Interest paid	$71,639	$171,440
Income tax paid	-	-

Non-cash investing and financing activities:
Common stock issued for conversion of debt and accrued interest	$-	$181,071
Forgiveness of accrued officers salaries recorded as capital contribution	-	762,275

See accompanying notes to the financial statements.

StrikeForce Technologies, Inc.

Three Months Ended March 31, 2017 and 2016

Notes to the Financial Statements

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the three months ended March 31, 2017, the Company incurred a loss from operations of $1,096,259 and used cash in operating activities of $475,043, and at March 31, 2017, the Company had a stockholders’ deficit of $8,987,547. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At March 31, 2017, the Company had cash on hand in the amount of $362,587. Management estimates that the current funds on hand will be sufficient to continue operations through the next three months. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan. Currently, management is attempting to increase revenues by redirecting its sales focus from direct sales to domestic and international sales channels, primarily selling through a channel of distributors, value added resellers, strategic partners and original equipment manufacturers. While the Company believes in the viability of its strategy to increase revenues, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to continually increase its customer base and realize increased revenues from recently signed contracts. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stock holders, in the case of equity financing.

Basis of Presentation-Unaudited Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2017. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2016 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the United States Securities and Exchange Commission (“SEC”) on April 14, 2017.

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

As of March 31, 2017 and December 31, 2016, the Company’s balance sheets included the fair value of derivative liabilities of $471,093 and $262,185, respectively, which were based on Level 2 measurements.

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

For the three months ended March 31, 2017, the dilutive impact of stock options exercisable into 196,000,001 shares of common stock, convertible Series B Preferred Stock that can convert into 7,964,162 shares of common stock, respectively, and notes payable that can convert into 25 shares of common stock, respectively, have been excluded because their impact on the loss per share is anti-dilutive. For the three months ended March 31, 2016, the calculations of diluted earnings per share included stock options and warrants exercisable into 340,024 shares of common stock calculated under the treasury method, and convertible Series B Preferred stock that can convert into 175,338 shares of common stock.

The following tables set forth the computation of basic and diluted earnings (loss) per share:

	Three months ended March 31,
	2017	2016
Income (Loss) per share – Basic:
Income (Loss) for the period	$(1,395,609)	$4,900,831
Basic average common stock outstanding	2,319,686,386	554,465,907
Net earnings (loss) per share	$-	$0.01

	Three months ended March 31,
	2017	2016
Income (Loss) per share – Diluted:
Income (Loss) for the period	$(1,395,609)	$4,900,831
Basic average common stock outstanding	2,319,686,386	554,465,907
Diluted effect of outstanding stock options, warrants, notes and Series B Preferred stock	-	515,362
Diluted average common stock outstanding	2,319,686,386	554,981,269
Net earnings (loss) per share	$-	$0.01

Significant Concentrations

For the three months ended March 31, 2017, sales to three customers comprised 44%, 21% and 18% of revenues, respectively. For the three months ended March 31, 2016, sales to three customers comprised 44%, 30% and 12% of revenues, respectively. At March 31, 2017, two customers comprised 68% and 13% of accounts receivable, respectively. At December 31, 2016, one customer comprised 82% of accounts receivable. At March 31, 2016, two customers comprised 51%, and 25% of accounts receivable, respectively

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20, and ASU 2017-05, all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. The standard can be adopted either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company is currently in the process of analyzing the information necessary to determine the impact of adopting this new guidance on its financial position, results of operations, and cash flows. The Company will adopt the provisions of this statement in the first quarter of fiscal 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases. This update will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 2 - Convertible Notes Payable

Convertible notes payable consisted of the following:

	March 31, 2017	December 31, 2016
Secured
(a) DART	$542,588	$542,588

Unsecured
(b) Convertible notes with fixed conversion features	898,012	910,512
Total convertible notes	$1,440,600	$1,447,100

(a)	At March 31, 2017 and December 31, 2016, $542,588 of notes payables are due to DART/Citco Global. The notes are convertible into shares of the Company’s common stock based on adjustable conversion prices, are secured by all of the Company’s assets, were due in 2010, and are currently in default. The adjustable conversion features of the notes are accounted for as derivative liabilities (see Note 6). DART/Citco Global did not process any conversions of notes into shares of common stock during the three months ended March 31, 2017 or in fiscal 2016. The Company has been in contact with the note holder who has indicated that it has no present intention of exercising its right to convert the debentures into shares of the Company's common stock. Under the terms of the secured debentures, the Company is restricted in its ability to issue additional securities as long as any portion of the principal or interest on the secured debentures remains outstanding. During the three months ended March 31, 2017 or in fiscal 2016, the Company did not obtain DART/Citco Global’s written consent related to any of its financing agreements.

(b)	Convertible notes payable consist of 14 unsecured convertible notes convertible at a fixed amount (”fixed convertible notes”) into 13 shares of the Company’s common stock, at fixed prices ranging from $1,950,000 to $9,750,000,000 per share, as defined in the agreements. The notes bear interest at 8% to 18% per annum, and were due on various dates from March 2008 to July 2015. All of the fixed convertible notes are currently in default and the Company is pursuing settlements with certain of the holders. During the three months ended March 31, 2017, there were no additional notes issued and the Company repaid $6,500 of note principal.

At December 31, 2016, the balance of the accrued interest on the fixed convertible notes was $936,639. During the three months ended March 31, 2017, interest expense of $19,644 was accrued. At March 31, 2017, the balance of accrued interest on the fixed convertible notes was $956,283. During the three months ended March 31, 2016, interest expense of $20,082 was recorded.

Note 3 - Convertible Notes Payable – Related Parties

At March 31, 2017 and December 31, 2016, convertible notes payable - related parties consist of 12 convertible notes payable in the aggregate of $355,500. The notes are unsecured and due December 31, 2017. Six notes totaling $268,000 are due to the Company’s Chief Executive Officer, at a compounded interest rate of 8% per annum; two notes totaling $57,000 are due to the Company’s VP of Technology, interest at prime plus 2% and prime plus 4% per annum; and four notes totaling $30,000 are due to the spouse of the Company’s Chief Technology Officer at a compounded interest rate of 8% per annum. $33,000 of the notes are convertible at a fixed conversion price of $7,312,500 per share and $322,500 of the notes are convertible at a fixed conversion price of $9,750,000,000 per share, as defined in the note agreements.

At December 31, 2016, accrued interest due for the convertible notes – related parties was $437,305. During the three months ended March 31, 2017, interest expense of $14,504 was accrued. At March 31, 2017, accrued interest due for the convertible notes – related parties was $451,809. During the three months ended March 31, 2016, interest expense of $13,447 was recorded.

Note 4 - Notes Payable

Notes payable consisted of the following:

	March 31, 2017	December 31, 2016

Unsecured
(a) Promissory notes	$413,824	$413,824
(b) Promissory notes – StrikeForce Investor Group	1,250,000	1,290,000
Notes payable, current maturities	$1,663,824	$1,703,824

(a)	Notes payable consists of various unsecured promissory notes with interest from 8% to 14% per annum. $397,500 of the notes were due on various dates from December 2011 to July 2015 and are currently in default, and the balance of $16,324 is due July 2017. The Company is currently pursuing settlements with certain of the note holders. At March 31, 2017 and December 31, 2016, the balance due under these notes was $413,824.

At December 31, 2016, the balance of the accrued interest on the notes payable-various was $414,342. During the three months ended March 31, 2017, $11,233 of interest expense was accrued. At March 31, 2017, accrued interest on the notes payable was $425,575. During the three months ended March 31, 2016, $14,160 of interest expense was recorded.

(b)	Notes payable to StrikeForce Investor Group (SIG), made up of various investors with unsecured notes, interest at 10% per annum, originally due in 2011, and currently in default. The Company is currently pursuing extensions on the delinquent notes. At December 31, 2016, the balance of notes payable-SIG was $1,290,000. During the three months ended March 31, 2017, the Company repaid $40,000 of principal and at March 31, 2017, the balance of notes payable-SIG was $1,250,000.

At December 31, 2016, the balance of the accrued interest on the notes payable-SIG was $1,425,087. During the three months ended March 31, 2017, $31,249 of interest expense was accrued, and $71,639 of accrued interest was paid. At March 31, 2017, accrued interest on the notes payable-SIG was $1,384,697. During the three months ended March 31, 2016, $36,400 of interest expense was recorded.

At March 31, 2017 and December 31, 2016, accrued interest due for all notes payable above was $1,810,272 and $1,839,429, respectively, and is included in accrued interest in the accompanying balance sheets. Interest expense for notes payable for the three months ended March 31, 2017 and 2016 was $42,482 and $50,561, respectively.

Note 5 - Notes Payable – Related Party

Notes payable- related party consist of 18 unsecured notes payable to the Company’s Chief Executive Officer ranging in interest rates of 0% per annum to 10% per annum. The notes are unsecured and have extended due dates of December 31, 2017. At March 31, 2017 and December 31, 2016, the balance due under these notes $742,513.

At December 31, 2016, accrued interest due for the notes payable – related party was $591,784. During the three months ended March 31, 2017, interest expense of $13,828 was accrued. At March 31, 2017, accrued interest due for the notes payable – related party was $605,612. During the three months ended March 31, 2016, interest expense of $13,828 was recorded.

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

At December 31, 2016, the balance of the derivative liabilities was $262,185. During the three months ended March 31, 2017, the Company recorded a change in fair value of derivatives of $208,908. At March 31, 2017, the balance of the derivative liabilities was $471,093.

The derivative liability was valued at the following dates using a probability weighted Black-Scholes-Merton model with the following assumptions:

	March 31, 2017	December 31, 2016
Conversion feature:
Risk-free interest rate	0.16%	0.16%
Expected volatility	168%	75%
Expected life (in years)	1year	1year
Expected dividend yield	-	-

Fair Value:
Conversion feature	$471,093	$262,185

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The expected volatility is based on the historical volatility of the Company’s stock. The expected life of the conversion feature of the notes was based on the remaining terms of the related notes. The expected dividend yield was based on the fact that the Company has not customarily paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

Note 7 - Stockholders’ Deficit

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

In January 2017, the Company sold subscriptions to two individuals for the purchase of 53,334 shares of its Series B Preferred Stock at $1.50 per share, or an aggregate of $80,000. The shares of Series B Preferred Stock are convertible into shares of the Company’s common stock at a 25% discount to current market value, as defined, with a minimum conversion price set by the Company's Board of Directors of $0.001 per share. The Series B Preferred Stock can be converted at any time into shares of common stock after twelve months from acceptance by the Company of the subscription agreements, but only once every 30 days. For the three months ended March 31, 2017, the Company recorded a beneficial conversion feature expense of $17,778 relating to the issuance of the Series B Preferred Stock.

Common Stock

During the three months ended March 31, 2017, the Company issued an aggregate of 7,500 shares of its common stock for services valued at $236.

During the three months ended March 31, 2016, the Company issued an aggregate of 1,792,243,141 shares of its common stock as follows:

•	Convertible note holders converted $143,123 of principal, $37,968 of accrued interest and $239,153 of additional interest into 1,792,235,641 shares of common stock at conversion prices ranging from $0.000058 to $0.0008 per share.
•	The Company issued 7,500 shares of common stock for services, valued at $14.

Note 8 - Options

In September 2016, the Company issued options to purchase 196,000,000 shares of its common stock to its management team and employees with a total fair value of $1,568,000 determined using the Black-Scholes Option Pricing model. The options are exercisable at $0.00625 per share, vest in 6 months, and expire in September 2026. During the three months ended March 31, 2017, the Company recognized compensation costs of $749,538 based on the fair value of options that vested.

The table below summarizes the Company’s 2004 Incentive Plan and 2012 Stock Incentive Plan activities for the period January 1, 2017 to March 31, 2017:

	Number of Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, January 1, 2017	196,000,001	$0.0023-975,000,000	$0.00625

Granted	-	$-	$-

Exercised	-	$-	$-

Expired	-	$-	$-

Balance, March 31, 2017	196,000,001	$0.0023-975,000,000	$0.00625

Vested and exercisable, March 31, 2017	196,000,001	$0.0023-975,000,000	$0.00625

Unvested, March 31, 2017	-	$-	$-

As of March 31, 2017, options to purchase an aggregate of 196,000,001 shares of common stock were outstanding under the 2004 incentive plan and 2012 Stock Incentive Plan and there were 4,000,000 shares remaining available for issuance. At March 31, 2017 and December 31, 2016, the intrinsic value of outstanding options was zero.

The following table summarizes information concerning 2004 Incentive plan and 2012 Stock Incentive Plan as of March 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$975,000,000	1	1.00	$975,000,000	1	1.00	$975,000,000

$0.00625	196,000,000	10.00	$0.00625	196,000,000	10.00	$0.00625

$0.00625 - 975,000,000	196,000,001	10.00	$0.00625	196,000,001	10.00	$0.00625

Note 9 - Other Income

In 2013 the Company initiated patent litigation against an outside party. Mediation took place in 2015 and in January, 2016, the parties reached a settlement in the matter. As part of the settlement, the Company received $9,750,000 and incurred fees related to the settlement of $4,187,257.

Note 10 - Commitments and Contingencies

Operating Lease

The Company leases its office facilities in New Jersey under a non-cancellable lease agreement that expires January 31, 2019. Minimum annual lease payments under the non-cancelable lease at March 31, 2017 are as follows:

Years ending December 31,	Amount
2017	$37,714
2018	51,661
2019	4,316
Total	$93,691

For the three months ended March 31, 2017 and 2016, rent expense was $12,448 and $11,941, respectively.

Asset Sale and Licensing Agreement

On August 24, 2015, the Company entered into an agreement with Cyber Safety, Inc., a New York corporation (“Cyber Safety”) for Cyber Safety to license, and retain an option to purchase, the patents and Intellectual Property related to the GuardedID® and MobileTrust® software. In conjunction with the licensing and the option to purchase, Cyber Safety loaned the Company $408,000 in 2015 and $75,000 in 2016. During the year ended December 31, 2016, the note was repaid in full to Cyber Safety.

Cyber Safety has the option to buy the Company’s GuardedID® patent for $9,000,000 that expires on September 30, 2020. At March 31, 2017, the Company does not have an estimate if Cyber Safety will exercise its option to make the purchase. Cyber Safety will also resell the Company’s GuardedID® and MobileTrust® products, for which the Company will receive a royalty, while the Company retains an unlimited license to resell those products. Cyber Safety also licensed the Malware Suite until September 30, 2020 and agreed to pay the Company 15% to 20% of the net amount Cyber Safety receives from this product. Dering the three months ended March 31, 2017 and 2016, the Company did not receive any royalty or license payments from Cyber Safety.

Legal Proceedings

On June 20, 2016, the Company initiated additional patent litigation against three major competitors in the U.S. District Court for the District of New Jersey, for infringement of United States Patent No. 8,484,698. This litigation is ongoing. On March 14, 2017, one of the parties initiated an inter partes review (IPR) (a procedure for challenging the validity of a United States patent before the United States Patent and Trademark Office) against the Company’s second Patent No. 8,484,698.

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

Due to Factor

In March 2007, the Company entered into a sale and subordination agreement with a factoring firm whereby the Company sold its rights to two invoices, from February 2007 and March 2007, totaling $470,200 to the factor. Upon signing the agreement and providing the required disclosures, the factor remitted $197,450 to the Company. By December 31, 2007, the two invoices were deemed uncollectible. In February 2008, the Company agreed to pay the factor a settlement of $75,000 in September 2008, unless both parties mutually agreed to extend the due date. In September 2008, the Company and the factor reached a verbal agreement to extend the due date to December 31, 2008. The Company is currently pursuing a further extension. As of March 31, 2017, and December 31, 2016 the balance due to the factor was $209,192 including interest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

We completed the development of our ProtectID® platform and our keyboard encryption and anti-keylogger product, GuardedID®, in 2006 and commenced deployment of our new mobile product, MobileTrust® into the mobile stores in 2015. All are currently being sold and distributed. ProtectID® patent titled "Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System" is protected by three patents. The keystroke encryption technology we developed and use in our GuardedID® product is protected by patents.

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

On August 24, 2015, we entered into an agreement with Cyber Safety, Inc., a New York corporation (“Cyber Safety”) for Cyber Safety to license, and retain an option to purchase, the patents and Intellectual Property related to our GuardedID® and MobileTrust® software. Cyber Safety has the option to buy our GuardedID® patent for $9,000,000 that expires on September 30, 2020. At March 31, 2017, we do not have an estimate if Cyber Safety will exercise its option to make the purchase. Cyber Safety will also resell our GuardedID® and MobileTrust® products, for which we will receive a royalty, while we retain an unlimited license to resell those products. Cyber Safety also licensed the Malware Suite until September 30, 2020 and agreed to pay us 15% to 20% of the net amount Cyber Safety receives from this product. During the three months ended March 31, 2017 and 2016, we did not receive any royalty or license payments from Cyber Safety.

Our executive office is located at 1090 King Georges Post Road, Suite 603, Edison, NJ 08837. Our telephone number is (732) 661-9641. We have 8 employees. Our Company’s website is www.strikeforcetech.com (we are not including the information contained in our website as part of, nor should the information be relied upon or incorporated by reference into, this report on Form 10-Q).

Intellectual Property

We are working with two patent attorney firms to aggressively continue to enforce our patent rights, now that we have successfully settled our first major patent lawsuit with Phone Factor, and settled by Microsoft, in January 2016. Our patent attorneys filed our fourth and fifth “Out of Band” continuation patents. We currently have three patents granted to us for Out-of-Band ProtectID® (Patent Nos.: 7,870,599, 8,484,698 and 8,713,701). In March 2013, our patent attorneys submitted a new “Methods and Apparatus for securing user input in a mobile device” Patent, which is now patent pending. Our MobileTrust® product is the invention supporting the patent pending. In September 2014, we filed an International Patent for MobileTrust® (PCT/US20114/029905) which is pending.

In December 2016, we executed a retainer agreement with a second patent attorney to aggressively enforce our patent rights as “Out-of-Band Authentication” has become the standard for authenticating consumers in the financial market and for many Saas application users (e.g., SalesForce, Quickbooks, etc.). No assurances can be provided as to outcome of any enforcement action.

We are also working with two patent attorney firms to plan our strategy to aggressively enforce the patent rights relating to our granted Keystroke Encryption patents that help protect our GuardedID® and MobileTrust® products. We were granted three related keystroke encryption patents for which we received the most recent patent on March 3, 2015 (Patent Nos.: 8,566,608, 8,732,483 and 8,973,107). In February 2016, a channel partner exercised their option to purchase our GuardedID® patents, and MobileTrust® patents pending, and products, which requires them to pay us $9,000,000 for the patents by September 30, 2020, in addition to royalties on sales.

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

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2016

Revenues for the three months ended March 31, 2017 were $83,869 compared to $82,709 for the three months ended March 31, 2016, an increase of $1,160 or 1.4%. The increase in revenues was due to the increase in our software, services, maintenance, and support sales.

Revenues generated consisted of hardware and software sales and license, services, support and maintenance sales, revenue from sign on fees, and recurring transaction fees. Software, services, support, and maintenance sales for the three months ended March 31, 2017 were $83,337 compared to $81,899 for the three months ended March 31, 2016, an increase of $1,438. The increase in software, services, support and maintenance revenues was primarily due to the increase in the sales and support of our software and mobile products. Hardware sales for the three months ended March 31, 2017 were $532 compared to $810 for the three months ended March 31, 2016, a decrease of $278. The decrease in hardware revenues was due to the decrease in sales of our one-time-password token key-fobs.

Cost of revenues for the three months ended March 31, 2017 was $2,626 compared to $906 for the three months ended March 31, 2016, an increase of $1,720, or 190%. The increase resulted from the increase in third party processing fees related to our revenues. Cost of revenues as a percentage of total revenues for the three months ended March 31, 2017 was 3.1% compared to 1.1% for the three months ended March 31, 2016.

Gross profit for the three months ended March 31, 2017 was $81,243 compared to $81,803 for the three months ended March 31, 2016, a decrease of $560, or 0.7%. The decrease in gross profit was due to the increase in our cost of revenues.

Research and development expenses for the three months ended March 31, 2017 were $125,031 compared to $114,975 for the three months ended March 31, 2016, an increase of $10,056, or 8.7%. The increase in research and development expenses was due to an overall increase in our salaries, and the testing of our mobile products, which required the purchase of peripherals for testing purposes. The salaries, benefits and overhead costs of personnel conducting research and development of our software products primarily comprise research and development expenses.

Compensation, professional fees, and selling, general and administrative (collectively, “SGA”) expenses for the three months ended March 31, 2017 were $1,052,471 compared to $518,249 for the three months ended March 31, 2016, an increase of $534,222 or 103%. The increase was due primarily to the expenses relating to vesting of options granted to employees in September 2016 and an increase in salaries and related payroll taxes resulting from salary increases implemented in January 2016. SG&A expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock options to employees and other general corporate expenses.

Other income (expense) for the three months ended March 31, 2017 was expense of ($299,350) as compared to income of $5,452,252 for the three months ended March 31, 2016, representing a decrease in other income of $5,751,602, or 106%. The decrease was primarily due to the net settlement of patent remediation litigation, which was settled in January 2016 and the extinguishment of derivatives relating to the payoff of convertible debt recorded in the first quarter of 2016.

Our net income (loss) for the three months ended March 31, 2017 was a net loss ($1,395,609) compared to a net income of $4,900,831 for the three months ended March 31, 2016, a decrease in net income of $6,296,440, or 129%. The decrease was primarily due to the net settlement of patent remediation litigation, which was settled in January 2016, the extinguishment of derivatives relating to the payoff of convertible debt recorded in the first quarter of 2016 and expenses relating to options granted to employees in September 2016.

Liquidity and Capital Resources

Our total current assets at March 31, 2017 were $554,260, which included cash of $362,587, as compared with $965,404 in total current assets at December 31, 2016, which included cash of $804,130. Additionally, we had a stockholders’ deficit in the amount of $8,987,547 at March 31, 2017 compared to a stockholders’ deficit of $8,439,490 at December 31, 2016. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing.

We financed our operations during the three months ended March 31, 2017 primarily through the net settlement of patent remediation litigation which was settled in January 2016 and the sale of shares of Series B Preferred stock in January 2017. While management believes that there will be a substantial percentage of our sales generated from our patented GuardedID® and new mobile products and there are an increasing number of customers for our patented ProtectID® product, we will continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market continues to grow, with increasing marketing efforts, management believes, but cannot guarantee, we will continue to attain greater numbers of customers.

Going Concern

We have yet to establish any history of profitable operations. For the three months ended March 31, 2017, we incurred a loss from operations of $1,096,259 and used cash in operating activities of $475,043, and at March 31, 2017, we had a stockholders’ deficit of $8,987,547. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. This going concern condition could materially limit our ability to raise additional funds through the issuance of new debt or equity securities, or otherwise, and future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.

At March 31, 2017, we had cash on hand in the amount of $362,587. Management estimates that the current funds on hand will be sufficient to continue operations through the next three months. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business. Currently, management is attempting to increase revenues and improve gross margins by a revised sales strategy. We are redirecting our sales focus from direct sales to domestic and international sales channels, where we are primarily selling through Distributors, Value Added Resellers, Strategic Partners and Original Equipment Manufacturers. While we believe in the viability of our strategy to increase revenues and in our ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to continually increase our customer base and realize increased revenues from recently signed contracts. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in the case of equity financing.

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

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (CFO) of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2017. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the following material weaknesses:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the interim period ended March 31, 2017. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 28, 2013, we initiated patent litigation against an outside party. On January 15, 2016, the parties reached a settlement in the matter. As part of the settlement, we received a payment in January 2016 of $9,750,000 and incurred fees related to the settlement of $4,187,257.

On June 20, 2016, we initiated additional patent litigation against three major competitors in the U.S. District Court for the District of New Jersey, for infringement of United States Patent No. 8,484,698. This litigation was filed by our patent attorneys, Blank Rome LLP, and is ongoing. On March 14, 2017, one of the parties initiated an inter partes review (IPR) (a procedure for challenging the validity of a United States patent before the United States Patent and Trademark Office) against our second Patent No. 8,484,698.

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

Information about risk factors for the interim period ended March 31, 2017, does not differ materially from that set forth in Part I, Item 1A of our 2016 Annual Report on Form 10-K.

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

In January 2017, we sold subscriptions to two individuals for the purchase of 53,334 shares of our Series B Preferred Stock at $1.50 per share, or an aggregate of $80,000. The shares of Series B Preferred Stock are convertible into shares of our common stock at a 25% discount to current market value, as defined, with a minimum conversion price set by our Board of Directors of $0.001 per share. The Series B Preferred Stock can be converted at any time into shares of common stock after twelve months from our acceptance of the subscription agreements, but only once every 30 days. For the three months ended March 31, 2017, we recorded a beneficial conversion feature expense of $17,778 relating to the issuance of the Series B Preferred Stock.

In March 2017, we issued a total of 7,500 shares of restricted common stock, valued at $236, relating to a December 2009 retainer agreement with an attorney.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We have not made various principal and interest payments on many of our debt obligations. We continue to seek work-out arrangements and applicable refinancing with new or revised debt or equity instruments. See Notes 2 and 4 to the financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

In April 2017, we executed retention bonus agreements with the three Executive Officers. Each Executive Officer received a $30,000 retention bonus, through payroll. Per the terms of the respective agreements, if an Executive Officer terminates employment with the Company, with or without cause, at any time prior to May 12, 2019, that Executive Officer must refund us in the amount of $30,000 within seven days of the termination date.

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

__________

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

STRIKEFORCE TECHNOLOGIES, INC.

Dated: May 12, 2017	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: May 12, 2017	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and
Principal Accounting Officer

