Form 10-Q
period 2017-06-30
StrikeForce Technologies Inc.
filed 2017-08-14
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from__________ to __________

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2017
Common stock, $0.0001 par value	2,319,698,886

Indicate the number of shares outstanding of each of the issuer’s classes of preferred stock, as of the latest practicable date.

Class	Outstanding at August 10, 2017
Preferred stock, Series A, no par value	3

Class	Outstanding at August 10, 2017
Preferred stock, Series B, $0.10 par value	103,335

Transitional Small Business Disclosure Format Yes ☐ No ☒

Documents Incorporated By Reference

None

STRIKEFORCE TECHNOLOGIES, INC.

INDEX TO FORM 10-Q FILING

JUNE 30, 2017

2

PART I

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO INTERIM FINANCIAL STATEMENTS

General

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that can be expected for the year ending December 31, 2017.

3

STRIKEFORCE TECHNOLOGIES, INC.
BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash	$147,586	$804,130
Accounts receivable	45,656	152,009
Prepaid expenses	5,145	9,265

Total current assets	198,387	965,404

Property and equipment, net	6,602	8,926
Other assets	21,513	22,539

Total Assets	$226,502	$996,869

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$856,476	$890,799
Convertible notes payable, net	1,442,100	1,447,100
Convertible notes payable - related parties	355,500	355,500
Current maturities of notes payable, net	1,663,824	1,703,824
Current maturities of notes payable - related parties	742,513	742,513
Accrued interest (including $1,086,376 and $939,654 due to related parties, respectively)	3,826,983	3,805,158
Accrued expenses	9,519	9,539
Accrued salaries and payroll taxes	10,603	10,549
Derivative liabilities	795,365	262,185
Due to factor	209,192	209,192

Total Current Liabilities	9,912,075	9,436,359

Stockholders' Deficit
Series A Preferred stock, no par value; 100 shares authorized;
3 shares issued and outstanding	987,000	987,000
Series B Preferred stock par value $0.10: 100,000,000 shares authorized;
103,335 and 50,001 shares issued and outstanding, respectively	10,333	5,000
Preferred stock series not designated par value $0.10: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.0001: 5,000,000,000 shares authorized;
2,319,698,886 and 2,319,683,886 shares issued and outstanding, respectively	231,971	231,970
Additional paid-in capital	25,497,590	24,655,363
Accumulated deficit	(36,412,467)	(34,318,823)

Total Stockholders' Deficit	(9,685,573)	(8,439,490)

Total Liabilities and Stockholders' Deficit	$226,502	$996,869

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$58,736	$126,890	$142,605	$209,599

Cost of revenue	3,754	3,059	6,380	3,964

Gross margin	54,982	123,831	136,225	205,635

Operating expenses:
Compensation	205,529	102,945	353,578	220,718
Professional fees	119,287	83,431	182,481	475,859
Selling, general and administrative expenses	51,654	232,800	893,041	245,562
Research and development	153,751	138,245	278,782	253,220

Total operating expenses	530,221	557,421	1,707,882	1,195,359

Loss from operations	(475,240)	(433,590)	(1,571,657)	(989,724)

Other income (expense):
Interest expense	(91,864)	(239,464)	(182,322)	(926,696)
Debt discount amortization	(4,000)	-	(4,000)	(34,293)
Private placement costs	(134,495)	-	(134,495)	-
Change in fair value of derivative liabilities	10,223	113,636	(198,685)	73,009
Forgiveness of debt	86,140	288,942	86,140	304,785
Income tax expense	(70,866)	-	(70,866)	-
Litigation settlement	-	-	-	9,750,000
Fees related to litigation settlement	-	-	-	(4,187,257)
Extinguishment of derivative liabilities	-	-	-	635,600
Other income (expense)	3	(1,778)	19	(1,559)

Other income (expense), net	(204,859)	161,336	(504,209)	5,613,589

Net income (loss)	(680,098)	(272,254)	(2,075,866)	4,623,865

Deemed dividend on convertible preferred stock	-	-	(17,778)	-

Net income (loss) attributable to common stockholders	$(680,098)	$(272,254)	$(2,093,644)	$4,623,865

Earnings (loss) per common share - basic and diluted
- Basic	$-	$-	$-	$-
- Diluted	$-	$-	$-	$-

Weighted average common shares outstanding
- Basic	2,319,693,886	2,253,698,380	2,319,690,157	1,404,082,143
- Diluted	2,319,693,886	2,253,698,380	2,319,690,157	1,404,615,174

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(Unaudited)

	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2016	3	$987,000	50,001	$5,000	2,319,683,886	$231,970	$24,655,363	$(34,318,823)	$(8,439,490)

Sale of shares of series B preferred stock	-	-	53,334	5,333	-	-	74,667	-	80,000

Deemed dividend on convertible preferred stock	-	-	-	-	-	-	17,778	(17,778)	-

Fair value of common stock issued for services	-	-	-	-	15,000	1	244	-	245

Fair value of vested options	-	-	-	-	-	-	749,538	-	749,538

Net loss	-	-	-	-	-	-	-	(2,075,866)	(2,075,866)

Balance at June 30, 2017	3	$987,000	103,335	$10,333	2,319,698,886	$231,971	$25,497,590	$(36,412,467)	$(9,685,573)

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS

	For the Six Months Ended	For the Six Months Ended
	June 30, 2017	June 30, 2016
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(2,075,866)	$4,623,865
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,351	2,548
Amortization of discount on notes payable	4,000	34,293
Change in fair value of derivative liabilities	198,685	(73,009)
Fair value of common stock issued for interest on conversion notes	-	386,352
Fair value of common stock issued for services	245	185,888
Fair value of common stock and options for consulting services	749,538	7,917
Forgiveness of debt	(86,140)	(304,785)
Private placement costs	134,495
Extinguishment of derivative liabilities	-	(635,600)
Changes in operating assets and liabilities:
Accounts receivable	106,353	(107,635)
Prepaid expenses	4,120	(1,853)
Accounts payable	(34,324)	(435,051)
Accrued expenses	(20)	(1)
Accrued interest	107,965	(9,432)
Accrued salaries and payroll taxes	54	(576,605)
Net cash provided by (used in) operating activities	(887,544)	3,096,892

Cash flows from financing activities:
Proceeds from convertible note payable	200,000	-
Proceeds from sale of Series B preferred stock	80,000	-
Repayment of convertible notes payable	(9,000)	(686,738)
Repayment of notes payable	(40,000)	(544,700)
Repayment of secured notes payable	-	(310,000)
Proceeds from notes payable	-	75,000
Net cash provided by (used in) financing activities	231,000	(1,466,438)

Net increase (decrease) in cash	(656,544)	1,630,454

Cash at beginning of the period	804,130	37,153

Cash at end of the period	$147,586	$1,667,607

Supplemental disclosure of cash flow information:
Interest paid	$74,139	$216,053
Income tax paid	70,866	-

Non-cash investing and financing activities:
Deemed dividend on convertible preferred stock	$17,778	$-
Common stock issued for conversion of debt and accrued interest	-	192,683
Forgiveness of accrued officers salaries recorded as capital contribution	-	762,275

See accompanying notes to the financial statements.

StrikeForce Technologies, Inc.

Three Months and Six Months Ended June 30, 2017 and 2016

Notes to the Financial Statements

(Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies

StrikeForce Technologies, Inc. (the “Company”) is a software development and services company that offers a suite of integrated computer network security products using proprietary technology. The Company’s ongoing strategy is developing and marketing its suite of network security products to the corporate, financial, healthcare, legal, government, technology, insurance, e-commerce and consumer sectors. The Company’s operations are based in Edison, New Jersey.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the six months ended June 30, 2017, the Company incurred a loss from operations of $1,571,657 and used cash in operating activities of $887,544, and at June 30, 2017, the Company had a stockholders’ deficit of $9,685,573. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2016 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At June 30, 2017, the Company had cash on hand in the amount of $147,586. In July 2017, the Company issued a convertible promissory note to an investor and received $175,000. Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan. Currently, management is attempting to increase revenues by redirecting its sales focus from direct sales to domestic and international sales channels, primarily selling through a channel of distributors, value added resellers, strategic partners and original equipment manufacturers. While the Company believes in the viability of its strategy to increase revenues, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to continually increase its customer base and realize increased revenues from recently signed contracts. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stock holders, in the case of equity financing.

Basis of Presentation-Unaudited Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2017. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2016 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the United States Securities and Exchange Commission (“SEC”) on April 14, 2017.

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

As of June 30, 2017 and December 31, 2016, the Company’s balance sheets included the fair value of derivative liabilities of $795,365 and $262,185, respectively, which were based on Level 2 measurements.

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

For the six months ended June 30, 2017, the dilutive impact of stock options exercisable into 196,000,001 shares of common stock, convertible Series B Preferred Stock that can convert into 11,575,282 shares of common stock, respectively, and notes payable that can convert into 26,666,692 shares of common stock, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

For the six months ended June 30, 2016, the calculations of diluted earnings per share included stock options and warrants exercisable into 340,024 shares of common stock calculated under the treasury method, and convertible Series B Preferred stock that can convert into 175,338 shares of common stock.

The following tables set forth the computation of basic and diluted earnings (loss) per share:

	Six months ended June 30,
	2017	2016
Income (Loss) per share – Basic:
Income (Loss) for the period	$(2,093,644)	$4,623,865
Basic average common stock outstanding	2,319,690,157	1,404,082,143
Net earnings (loss) per share	$-	$-

	Six months ended June 30,
	2017	2016
Income (Loss) per share – Diluted:
Income (Loss) for the period	$(2,093,644)	$4,623,865
Basic average common stock outstanding	2,319,690,157	1,404,082,143
Diluted effect of outstanding stock options, warrants, notes and Series B Preferred stock	-	533,031
Diluted average common stock outstanding	2,319,690,157	1,404,615,174
Net earnings (loss) per share	$-	$-

Significant Concentrations

For the six months ended June 30, 2017, sales to three customers comprised 52%, 13% and 11% of revenues, respectively. For the six months ended June 30, 2016, sales to two customers comprised 48% and 36% of revenues, respectively. At June 30, 2017, two customers comprised 55% and 34% of accounts receivable, respectively. At December 31, 2016, one customer comprised 82% of accounts receivable. At June 30, 2016, two customers comprised 79%, and 10% of accounts receivable, respectively

Recent Accounting Pronouncements

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company plans to adopt ASU 2017-11 in the third quarter of 2017. The adoption of ASU 2017-11 is not expected to have a material impact on the Company’s financial statements because the embedded conversion feature of the Company’s convertible notes have features other than down round provisions that require the current accounting and classification as derivative liabilities.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 2 - Convertible Notes Payable

Convertible notes payable consisted of the following:

	June 30, 2017	December 31, 2016
Secured
(a) DART	$542,588	$542,588

Unsecured
(b) Convertible notes with fixed conversion features	895,512	910,512
(c) Convertible notes with adjustable conversion features	200,000	-
Debt discount	(196,000)	-
Total convertible notes	$1,442,100	$1,447,100

(a)

At June 30, 2017 and December 31, 2016, $542,588 of notes payables are due to DART/Citco Global. The notes are convertible into shares of the Company’s common stock based on adjustable conversion prices, are secured by all of the Company’s assets, were due in 2010, and are currently in default. The adjustable conversion features of the notes are accounted for as derivative liabilities (see Note 6). DART/Citco Global did not process any conversions of notes into shares of common stock during the six months ended June 30, 2017 or 2016. The Company has been in contact with the note holder who has indicated that it has no present intention of exercising its right to convert the debentures into shares of the Company's common stock. Under the terms of the secured debentures, the Company is restricted in its ability to issue additional securities as long as any portion of the principal or interest on the secured debentures remains outstanding. During the six months ended June 30, 2017, the Company did not obtain DART/Citco Global’s written consent related to any of its financing agreements.

(b)	Convertible notes payable consisted of 13 unsecured convertible notes convertible at a fixed amount (“fixed convertible notes”) into 13 shares of the Company’s common stock, at fixed prices ranging from $1,950,000 to $9,750,000,000 per share, as defined in the agreements. The notes bear interest at 8% to 18% per annum, and were due on various dates from March 2008 to July 2015. All of the fixed convertible notes are currently in default and the Company is pursuing settlements with certain of the holders. During the six months ended June 30, 2017, there were no additional notes issued and the Company repaid $9,000 of note principal.

At December 31, 2016, the balance of the accrued interest on the fixed convertible notes was $936,639. During the six months ended June 30, 2017, the Company paid $2,500 of accrued interest and interest expense of $39,430 was accrued. At June 30, 2017, the balance of accrued interest on the fixed convertible notes was $973,569. During the six months ended June 30, 2016, interest expense of $53,452 was recorded.

(c)	In June 2017 the Company issued a convertible note payable for $200,000, bearing interest at 10% per annum, and maturing in June 2018. At December 31, 2016, there were no adjustable convertible notes outstanding. At the option of the holder, beginning seven months from the date issued, the note is convertible into shares of common stock of the Company at a price per share discount of 42% of the lowest closing market price of the Company’s common stock for the twenty days preceding a conversion notice. As a result, the Company determined that the conversion feature of the convertible note was not considered indexed to the Company’s own stock and characterized the fair value of the conversion feature as a derivative liability upon issuance (see Note 6). The Company determined that upon issuance of the convertible note, the initial fair value of the embedded conversion feature was $334,495, of which $200,000 was recorded as debt discount offsetting the face amount of the convertible note, and the remainder of $134,495 was recorded as private placement costs. During the three months ended June 30, 2017 the Company amortized $4,000 of the valuation discount to interest expense.

At June 30, 2017 and December 31, 2016, accrued interest due for all convertible notes was $973,953 and $936,639, respectively, and is included in accrued interest in the accompanying balance sheets. Interest expense for all convertible notes payable for the six months ended June 30, 2017 and 2016 was $39,814 and $53,452, respectively.

Note 3 - Convertible Notes Payable – Related Parties

At June 30, 2017 and December 31, 2016, convertible notes payable - related parties consist of 12 convertible notes payable in the aggregate of $355,500. The notes are unsecured and due December 31, 2017. Six notes totaling $268,000 are due to the Company’s Chief Executive Officer, at a compounded interest rate of 8% per annum; two notes totaling $57,000 are due to the Company’s VP of Technology, interest at prime plus 2% and prime plus 4% per annum; and four notes totaling $30,000 are due to the spouse of the Company’s Chief Technology Officer at a compounded interest rate of 8% per annum. $33,000 of the notes are convertible at a fixed conversion price of $7,312,500 per share and $322,500 of the notes are convertible at a fixed conversion price of $9,750,000,000 per share, as defined in the note agreements.

At December 31, 2016, accrued interest due for the convertible notes – related parties was $437,305. During the six months ended June 30, 2017, interest expense of $29,476 was accrued. At June 30, 2017, accrued interest due for the convertible notes – related parties was $466,781. During the six months ended June 30, 2016, interest expense of $27,157 was recorded.

Note 4 - Notes Payable

Notes payable consisted of the following:

	June 30, 2017	December 31, 2016

Unsecured
(a) Promissory notes	$413,824	$413,824
(b) Promissory notes – StrikeForce Investor Group	1,250,000	1,290,000
Notes payable, current maturities	$1,663,824	$1,703,824

(a)	Notes payable consists of various unsecured promissory notes with interest from 8% to 14% per annum. $397,500 of the notes were due on various dates from December 2011 to July 2015 and are currently in default, and the balance of $16,324 is due July 2017. The Company is currently pursuing settlements with certain of the note holders. At June 30, 2017 and December 31, 2016, the balance due under these notes was $413,824.

At December 31, 2016, the balance of the accrued interest on the notes payable-various was $414,342. During the six months ended June 30, 2017, $22,591 of interest expense was accrued. At June 30, 2017, accrued interest on the notes payable was $436,933. During the six months ended June 30, 2016, $25,518 of interest expense was recorded.

(b)	Notes payable to StrikeForce Investor Group (SIG), made up of various investors with unsecured notes, interest at 10% per annum, originally due in 2011, and currently in default. The Company is currently pursuing extensions on the delinquent notes. At December 31, 2016, the balance of notes payable-SIG was $1,290,000. During the six months ended June 30, 2017, the Company repaid $40,000 of principal and at June 30, 2017, the balance of notes payable-SIG was $1,250,000.

At December 31, 2016, the balance of the accrued interest on the notes payable-SIG was $1,425,087. During the six months ended June 30, 2017, $62,413 of interest expense was accrued, $71,639 of accrued interest was paid, and $86,140 of accrued interest was forgiven and written-off. At June 30, 2017, accrued interest on the notes payable-SIG was $1,329,721. During the six months ended June 30, 2016, $72,800 of interest expense was recorded.

At June 30, 2017 and December 31, 2016, accrued interest due for all notes payable above was $1,766,654 and $1,839,429, respectively, and is included in accrued interest in the accompanying balance sheets. Interest expense for notes payable for the six months ended June 30, 2017 and 2016 was $85,004 and $98,318, respectively.

Note 5 - Notes Payable – Related Party

Notes payable- related party consist of 18 unsecured notes payable to the Company’s Chief Executive Officer ranging in interest rates of 0% per annum to 10% per annum. The notes are unsecured and have extended due dates of December 31, 2017. At June 30, 2017 and December 31, 2016, the balance due under these notes $742,513.

At December 31, 2016, accrued interest due for the notes payable – related party was $591,784. During the six months ended June 30, 2017, interest expense of $27,810 was accrued. At June 30, 2017, accrued interest due for the notes payable – related party was $619,594. During the six months ended June 30, 2016, interest expense of $27,963 was recorded.

Note 6 – Derivative Financial Instruments

At June 30, 2017, the Company had three convertible promissory notes outstanding that are convertible into shares of common stock of the Company at the option of the holder at a price per share discount of 20% to 42% of the Company’s common stock market price, as defined in the note agreements. As the ultimate determination of shares to be issued upon conversion of these notes could exceed the current number of available authorized shares, the conversion feature of these notes is recorded as a derivative liability.

Accordingly, the conversion feature of the notes was separated from the host contract (i.e. the notes) and characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At December 31, 2016, the balance of the derivative liabilities was $262,185. During the six months ended June 30, 2017, the Company recorded an addition of $334,495 (see Note 2), and a change in fair value of derivatives of $198,685. At June 30, 2017, the balance of the derivative liabilities was $795,365.

The derivative liability was valued at the following dates using a probability weighted Black-Scholes-Merton model with the following assumptions:

	June 30, 2017	December 31, 2016
Conversion feature:
Risk-free interest rate	0.16%	0.16%
Expected volatility	171%	75%
Expected life (in years)	1 year	1 year
Expected dividend yield	-	-

Fair Value:
Conversion feature	$795,365	$262,185

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

Note 7– Stockholders’ Deficit

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

In January 2017, the Company sold subscriptions to two individuals for the purchase of 53,334 shares of its Series B Preferred Stock at $1.50 per share, or an aggregate of $80,000. The shares of Series B Preferred Stock are convertible into shares of the Company’s common stock at a 25% discount to current market value, as defined, with a minimum conversion price set by the Company's Board of Directors of $0.001 per share. The Series B Preferred Stock can be converted at any time into shares of common stock after twelve months from acceptance by the Company of the subscription agreements, but only once every 30 days. For the six months ended June 30, 2017, the Company recorded a deemed dividend for the beneficial conversion feature of $17,778 relating to the issuance of the Series B Preferred Stock.

Common Stock

During the six months ended June 30, 2017, the Company issued an aggregate of 15,000 shares of its common stock for services valued at $246.

During the six months ended June 30, 2016, the Company issued an aggregate of 2,260,252,983 shares of its common stock as follows:

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

Note 8 - Options

In September 2016, the Company issued options to purchase 196,000,000 shares of its common stock to its management team and employees with a total fair value of $1,568,000 determined using the Black-Scholes Option Pricing model. The options are exercisable at $0.00625 per share, vest in 6 months, and expire in September 2026. During the six months ended June 30, 2017, the Company recognized compensation costs of $749,538 based on the fair value of options that vested.

The table below summarizes the Company’s 2004 Incentive Plan and 2012 Stock Incentive Plan activities for the period January 1, 2017 to June 30, 2017:

	Number of Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, January 1, 2017	196,000,001	$0.0023-975,000,000	$0.00625

Granted	-	$-	$-

Exercised	-	$-	$-

Expired	-	$-	$-

Balance, June 30, 2017	196,000,001	$0.0023-975,000,000	$0.00625

Vested and exercisable, June 30, 2017	196,000,001	$0.0023-975,000,000	$0.00625

Unvested, June 30, 2017	-	$-	$-

As of June 30, 2017, options to purchase an aggregate of 196,000,001 shares of common stock were outstanding under the 2004 incentive plan and 2012 Stock Incentive Plan and there were 4,000,000 shares remaining available for issuance. At June 30, 2017 and December 31, 2016, the intrinsic value of outstanding options was zero.

The following table summarizes information concerning 2004 Incentive plan and 2012 Stock Incentive Plan as of June 30, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average emaining Contractual Life (in years)	Weighted Average Exercise Price

$975,000,000	1	1.00	$975,000,000	1	1.00	$975,000,000

$0.00625	196,000,000	10.00	$0.00625	196,000,000	10.00	$0.00625

$0.00625 - 975,000,000	196,000,001	10.00	$0.00625	196,000,001	10.00	$0.00625

Note 9 - Commitments and Contingencies

Asset Sale and Licensing Agreement

On August 24, 2015, the Company entered into an agreement with Cyber Safety, Inc., a New York corporation (“Cyber Safety”) for Cyber Safety to license, and retain an option to purchase, the patents and Intellectual Property related to the GuardedID® and MobileTrust® software. Cyber Safety has the option to buy the Company’s GuardedID® patent for $9,000,000 that expires on September 30, 2020. The Company anticipates Cyber Safety will make the purchase by September 30, 2020. Cyber Safety will also resell the Company’s GuardedID® and MobileTrust® products, for which the Company will receive a royalty, while the Company retains an unlimited license to resell those products. Cyber Safety also licensed the Malware Suite until September 30, 2020 and agreed to pay the Company 15% to 20% of the net amount Cyber Safety receives from this product. During the six months ended June 30, 2017 and 2016, the Company did not receive any royalty or license payments from Cyber Safety.

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

On March 14, 2017, the Company initiated additional patent litigation against two major competitors in the U.S. District Court for the Eastern District of Virginia, for infringement of United States Patent Nos. 7,870,599, 8,484,698 and 8,713,701. This litigation is ongoing. On June 13, 2017, one of the competitors initiated a lawsuit against the Company in the U.S. District Court for the District of New Jersey for patent infringement (which the Company believes is without merit and will defend vigorously). This litigation is ongoing.

Due to Factor

In March 2007, the Company entered into a sale and subordination agreement with a factoring firm whereby the Company sold its rights to two invoices, from February 2007 and March 2007, totaling $470,200 to the factor. Upon signing the agreement and providing the required disclosures, the factor remitted $197,450 to the Company. By December 31, 2007, the two invoices were deemed uncollectible. In February 2008, the Company agreed to pay the factor a settlement of $75,000 in September 2008, unless both parties mutually agreed to extend the due date. In September 2008, the Company and the factor reached a verbal agreement to extend the due date to December 31, 2008. As of June 30, 2017 and December 31, 2016, the balance due to the factor was $209,192 including interest.

In July 2017, the Company executed an exchange agreement with the factor which transferred the amount due to the factor into a promissory note for $210,000, non-interest bearing, and maturing on February 7, 2018. Per the terms of the note, the Company shall make seven payments as follows: $60,000 in August 2017, which has been paid, $20,000 per month from September 2017 to January 2018, and $50,000 in February 2018. In the event of a default of the payment terms, the outstanding balance shall increase to 120% of the note balance. Additionally, if the note is not paid in full by the maturity date, the revised outstanding balance shall be convertible into shares of common stock of the Company at a price per share discount of 20% of the lowest trading market price of the Company’s common stock for the twenty days preceding a conversion notice.

Note 10 – Subsequent Events

In July 2017, the Company issued a convertible note payable for $175,000, bearing interest at 10% per annum, and maturing in July 2018. At the option of the holder, beginning seven months from the date issued, the note is convertible into shares of common stock of the Company at a price per share discount of 42% of the lowest closing market price of the Company’s common stock for the twenty days preceding a conversion notice. The Company determined that the conversion feature of the note was not fixed, and will record the fair value of the conversion feature of approximately $190,000 as a derivative liability.

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

We have incurred substantial losses since our inception. Our management believes that our products provide a cost-effective and technologically competitive solution to address the problems of network security and identity theft in general. Updated guidance from the Federal Financial Institutions Examination Council (“FFIEC”) regulations include the requirement for solutions to have Two-Factor Out-of-Band Authentication and to use products that stop keylogging malware, real time, which our management believes our proprietary products uniquely and directly address.

On August 24, 2015, we entered into an agreement with Cyber Safety, Inc., a New York corporation (“Cyber Safety”) for Cyber Safety to license, and retain an option to purchase, the patents and Intellectual Property related to our GuardedID® and MobileTrust® software. Cyber Safety has the option to buy our GuardedID® patent for $9,000,000 that expires on September 30, 2020. We anticipate Cyber Safety will make the purchase by September 30, 2020. Cyber Safety will also resell our GuardedID® and MobileTrust® products, for which we will receive a royalty, while we retain an unlimited license to resell those products to the retail market. Cyber Safety also licensed the Malware Suite until September 30, 2020 and agreed to pay us 15% to 20% of the net amount Cyber Safety receives from this product. During the six months ended June 30, 2017, we received nominal licensing payments from Cyber Safety.

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

Intellectual Property

We are working with two patent attorney firms to aggressively continue to enforce our patent rights, now that we have successfully settled our first major patent lawsuit with Phone Factor, and settled by Microsoft, in January 2016. Our patent attorneys filed our fourth, fifth and sixth “Out of Band” continuation pending patents. We currently have three patents granted to us for Out-of-Band ProtectID® (Patent Nos.: 7,870,599, 8,484,698 and 8,713,701). In March 2013, our patent attorneys submitted a new “Methods and Apparatus for securing user input in a mobile device” Patent, which is now patent pending. Our MobileTrust® product is the invention supporting the patent pending. In September 2014, we filed an International Patent for MobileTrust® (PCT/US20114/029905) which is pending.

In December 2016, we executed a retainer agreement with a second patent attorney to aggressively enforce our patent rights as “Out-of-Band Authentication” has become the standard for authenticating consumers in the financial market and for many Saas application users (e.g., SalesForce, Quickbooks, etc.). No assurances can be provided as to the outcome of any enforcement action.

We are also working with a patent attorney firm to plan our strategy to aggressively enforce the patent rights relating to our granted Keystroke Encryption patents that help protect our GuardedID® and MobileTrust® products. We were granted three related keystroke encryption patents for which we received the most recent patent on March 3, 2015 (Patent Nos.: 8,566,608, 8,732,483 and 8,973,107). In February 2016, our channel partner, Cyber Safety exercised their option to purchase our GuardedID® patents, and MobileTrust® patents pending, and products, which requires them to pay us $9,000,000 for the patents by September 30, 2020, in addition to royalties on sales.

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

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2017 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2016

Revenues for the three months ended June 30, 2017 were $58,736 compared to $126,890 for the three months ended June 30, 2016, a decrease of $68,154 or 53.7%. The decrease in revenues was due to the decrease in our hardware, software, services, maintenance, and support sales.

Revenues generated consisted of hardware and software sales and license, services, support and maintenance sales, revenue from sign on fees, and recurring transaction fees. Software, services, support, and maintenance sales for the three months ended June 30, 2017 were $58,136 compared to $125,429 for the three months ended June 30, 2016, a decrease of $67,293. The decrease in software, services, support, and maintenance revenues was primarily due to the decrease in the sales and support of our software products. Hardware sales for the three months ended June 30, 2017 were $600 compared to $1,461 for the three months ended June 30, 2016, a decrease of $861. The decrease in hardware revenues was due to the decrease in sales of our one-time-password token key-fobs.

Cost of revenues for the three months ended June 30, 2017 was $3,753 compared to $3,059 for the three months ended June 30, 2016, an increase of $694, or 22.7%. The increase resulted from the increase in third party processing fees related to our revenues. Cost of revenues as a percentage of total revenues for the three months ended June 30, 2017 was 6.4% compared to 2.4% for the three months ended June 30, 2016.

Gross profit for the three months ended June 30, 2017 was $54,983 compared to $123,831 for the three months ended June 30, 2016, a decrease of $68,848, or 55.6%. The decrease in gross profit was due to the decrease in our hardware, software, services, maintenance, and support sales.

Research and development expenses for the three months ended June 30, 2017 were $153,750 compared to $138,245 for the three months ended June 30, 2016, an increase of $15,505, or 11.2%. The increase in research and development expenses was due to an overall increase in salaries and the testing of our mobile products, which required the purchase of peripherals for testing purposes. The salaries, benefits and overhead costs of personnel conducting research and development of our software products primarily comprises our research and development expenses.

Compensation, professional fees, and selling, general and administrative (collectively, “SGA”) expenses for the three months ended June 30, 2017 were $376,628 compared to $419,176 for the three months ended June 30, 2016, a decrease of $42,548 or 10%. The decrease was due primarily to warrant expense recorded in the three months ended June 30, 2016. SG&A expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock options to employees and other general corporate expenses.

Other income (expense) for the three months ended June 30, 2017 was expense of ($204,860) as compared to income of $161,336 for the three months ended June 30, 2016, representing a decrease in other income of $366,196, or 227%. The decrease was primarily due to an increase in private placement costs, an increase in tax expense and a decrease in forgiveness of debt, offset by a decrease in interest expense.

Our net loss for the three months ended June 30, 2017 was $680,255 compared to $272,254 for the three months ended June 30, 2016, an increase of $408,001, or 150%. The increase was primarily due to the decrease in revenues, an increase in private placement costs, an increase in tax expense, and a decrease in forgiveness of debt, offset by a decrease in interest expense.

FOR THE SIX MONTHS ENDED JUNE 30, 2017 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2016

Revenues for the six months ended June 30, 2017 were $142,605 compared to $209,599 for the six months ended June 30, 2016, a decrease of $66,994 or 31.9%. The decrease in revenues was due to the decrease in our hardware, software, services, maintenance, and support sales.

Revenues generated consisted of hardware and software sales and license, services, support and maintenance sales, revenue from sign on fees, and recurring transaction fees. Software, services, support, and maintenance sales for the six months ended June 30, 2017 were $141,506 compared to $207,359 for the six months ended June 30, 2016, a decrease of $65,853. The decrease in software, services, support and maintenance revenues was primarily due to the decrease in the sales and support of our software products. Hardware sales for the six months ended June 30, 2017 were $1,099 compared to $2,240 for the six months ended June 30, 2016, a decrease of $1,141. The decrease in hardware revenues was due to the decrease in sales of our one-time-password token key-fobs.

Cost of revenues for the six months ended June 30, 2017 was $6,380 compared to $3,964 for the six months ended June 30, 2016, an increase of $2,416, or 61.0%. The increase resulted from the increase in third party processing fees related to our revenues. Cost of revenues as a percentage of total revenues for the six months ended June 30, 2017 was 4.5% compared to 1.9% for the six months ended June 30, 2016.

Gross profit for the six months ended June 30, 2017 was $136,225 compared to $205,635 for the six months ended June 30, 2016, a decrease of $69,410, or 33.8%. The decrease in gross profit was due to the decrease in our hardware, software, services, maintenance, and support sales.

Research and development expenses for the six months ended June 30, 2017 were $278,782 compared to $253,220 for the six months ended June 30, 2016, an increase of $25,562, or 10.1%. The increase in research and development expenses was due to an overall increase in salaries and the testing of our mobile products, which required the purchase of peripherals for testing purposes. The salaries, benefits and overhead costs of personnel conducting research and development of our software products primarily comprises our research and development expenses.

Compensation, professional fees, and selling, general and administrative (collectively, “SGA”) expenses for the six months ended June 30, 2017 were $1,429,100 compared to $942,139 for the six months ended June 30, 2016, an increase of $486,961 or 51.6%. The increase was due primarily to the expenses relating to vesting of options granted to employees in September 2016 and an increase in salaries and related payroll taxes resulting from retention bonuses paid to the Officers in April 2017, offset by a decrease in professional fees. SG&A expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock options to employees and other general corporate expenses.

Other income (expense) for the six months ended June 30, 2017 was expense of ($504,209) as compared to income of $5,613,589 for the six months ended June 30, 2016, representing a decrease in other income of $6,117,798, or 109%. The decrease was primarily due to the net settlement of patent remediation litigation, which was settled in January 2016, the extinguishment of derivatives relating to the payoff of convertible debt recorded in the first quarter of 2016, an increase in private placement costs and a decrease in forgiveness of debt, offset by a decrease in interest expense.

Our net income (loss) for the six months ended June 30, 2017 was a net loss ($2,075,866) compared to a net income of $4,623,865 for the six months ended June 30, 2016, a decrease in net income of $6,699,731, or 145%. The decrease was primarily due to the net settlement of patent remediation litigation, which was settled in January 2016, the extinguishment of derivatives relating to the payoff of convertible debt recorded in the first quarter of 2016, a decrease in revenues, an increase in changes in fair value of derivative liabilities, an increase in private placement costs and a decrease in forgiveness of debt, offset by a decrease in interest expense.

Liquidity and Capital Resources

Our total current assets at June 30, 2017 were $198,387, which included cash of $147,586, as compared with $965,404 in total current assets at December 31, 2016, which included cash of $804,130. Additionally, we had a stockholders’ deficit in the amount of $9,685,573 at June 30, 2017 compared to a stockholders’ deficit of $8,439,490 at December 31, 2016. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing.

We financed our operations during the six months ended June 30, 2017 primarily through the net settlement of patent remediation litigation which was settled in January 2016, the sale of shares of Series B Preferred stock in January 2017, and through the issuance of debt in the aggregate amount of $200,000. While management believes that there will be a substantial percentage of our sales generated from our patented GuardedID® and new mobile products and there are an increasing number of customers for our patented ProtectID® product, we will continue to have customer concentrations. Inherently, as time progresses and corporate exposure in the market continues to grow, with increasing marketing efforts, management believes, but cannot guarantee, we will continue to attain greater numbers of customers.

Going Concern

We have yet to establish any history of profitable operations. For the six months ended June 30, 2017, we incurred a loss from operations of $1,571,657 and used cash in operating activities of $887,544, and at June 30, 2017, we had a stockholders’ deficit of $9,685,573. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. This going concern condition could materially limit our ability to raise additional funds through the issuance of new debt or equity securities, or otherwise, and future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.

At June 30, 2017, we had cash on hand in the amount of $147,586. In July 2017, we issued a convertible promissory note to an investor and received $175,000. Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business. Currently, management is attempting to increase revenues and improve gross margins by a revised sales strategy. We are redirecting our sales focus from direct sales to domestic and international sales channels, where we are primarily selling through Distributors, Value Added Resellers, Strategic Partners and Original Equipment Manufacturers. While we believe in the viability of our strategy to increase revenues and in our ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to continually increase our customer base and realize increased revenues from recently signed contracts. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in the case of equity financing.

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

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (CFO) of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2017. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the following material weaknesses:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the interim period ended June 30, 2017. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

On June 20, 2016, we initiated additional patent litigation against three major competitors in the U.S. District Court for the District of New Jersey, for infringement of United States Patent No. 8,484,698. This litigation was filed by our patent attorneys, Blank Rome LLP, and is ongoing. On March 14, 2017, one of the parties initiated an inter parties review (IPR) (a procedure for challenging the validity of a United States patent before the United States Patent and Trademark Office) against our second Patent No. 8,484,698.

On March 14, 2017, we initiated additional patent litigation against two major competitors in the U.S. District Court for the District of Massachusetts, for infringement of United States Patent Nos. 7,870,599, 8,484,698 and 8,713,701. This litigation was filed by our patent attorneys, Ropes and Gray LLP, and is ongoing.

On March 14, 2017, we initiated additional patent litigation against two major competitors in the U.S. District Court for the Eastern District of Virginia, for infringement of United States Patent Nos. 7,870,599, 8,484,698 and 8,713,701. This litigation was filed by our patent attorneys, Ropes and Gray LLP, and is ongoing. On June 13, 2017, one of the competitors initiated a lawsuit against us in the U.S. District Court for the District of New Jersey for patent infringement (which we believe is without merit and will defend vigorously). This litigation is ongoing.

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

Information about risk factors for the interim period ended June 30, 2017, does not differ materially from that set forth in Part I, Item 1A of our 2016 Annual Report on Form 10-K.

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

In June 2017, we issued a total of 7,500 shares of restricted common stock, valued at $167, relating to a December 2009 retainer agreement with our SEC attorney.

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

STRIKEFORCE TECHNOLOGIES, INC.

Dated: August 14, 2017	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: August 14, 2017	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and
Principal Accounting Officer

