Form 10-Q
period 2017-09-30
StrikeForce Technologies Inc.
filed 2017-11-15
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to _____________

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

Large accelerated file	☐	Accelerated filer	☐
Non-Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2017
Common stock, $0.0001 par value	2,335,835,741

Indicate the number of shares outstanding of each of the issuer’s classes of preferred stock, as of the latest practicable date.

Class	Outstanding at November 13, 2017
Preferred stock, Series A, no par value	3

Class	Outstanding at November 13, 2017
Preferred stock, Series B, $0.10 par value	70,001

Transitional Small Business Disclosure Format Yes ☐    No ☒

Documents Incorporated By Reference

None

STRIKEFORCE TECHNOLOGIES, INC.

INDEX TO FORM 10-Q FILING

SEPTEMBER 30, 2017

PART I

ITEM 1. CONDENSED FINANCIAL STATEMENTS AND NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

General

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the condensed financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that can be expected for the year ending December 31, 2017.

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash	$902,792	$804,130
Accounts receivable	61,298	152,009
Prepaid expenses	11,067	9,265

Total current assets	975,157	965,404

Property and equipment, net	8,799	8,926
Other assets	20,999	22,539

Total Assets	$1,004,955	$996,869

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$874,906	$890,799
Convertible notes payable, net	1,438,100	1,447,100
Convertible notes payable - related parties	355,500	355,500
Current maturities of notes payable, net	1,788,824	1,703,824
Current maturities of notes payable - related parties	742,513	742,513
Accrued interest (including $1,115,993 and $939,654 due to related parties, respectively)	3,912,060	3,805,158
Contingent payment obligation	1,500,000	-
Derivative liabilities	591,887	262,185
Accrued expenses	-	9,539
Accrued salaries and payroll taxes	-	10,549
Due to factor	-	209,192

Total Current Liabilities	11,203,790	9,436,359

Stockholders' Deficit
Series A Preferred stock, no par value; 100 shares authorized;
3 shares issued and outstanding	987,000	987,000
Series B Preferred stock par value $0.10: 100,000,000 shares authorized;
103,335 and 50,001 shares issued and outstanding, respectively	10,333	5,000
Preferred stock series not designated par value $0.10: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.0001: 5,000,000,000 shares authorized;
2,319,706,386 and 2,319,683,886 shares issued and outstanding, respectively	231,972	231,970
Additional paid-in capital	25,497,797	24,655,363
Accumulated deficit	(36,925,937)	(34,318,823)

Total Stockholders' Deficit	(10,198,835)	(8,439,490)

Total Liabilities and Stockholders' Deficit	$1,004,955	$996,869

See accompanying notes to the condensed financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$76,342	$183,029	$218,946	$392,628

Cost of revenue	3,168	888	9,547	4,852

Gross margin	73,174	182,141	209,399	387,776

Operating expenses:
Compensation	137,008	124,282	490,586	345,000
Professional fees	67,499	45,883	249,822	521,742
Selling, general and administrative expenses	74,586	312,896	967,785	558,456
Research and development	123,750	125,654	402,532	378,874

Total operating expenses	402,843	608,715	2,110,725	1,804,072

Loss from operations	(329,669)	(426,574)	(1,901,326)	(1,416,296)

Other income (expense):
Interest expense	(561,854)	(95,481)	(744,177)	(1,022,178)
Debt discount amortization	-	-	(4,000)	(34,293)
Private placement costs	(88,455)	-	(222,949)	-
Change in fair value of derivative liabilities	(90,895)	23,776	(289,580)	96,765
Extinguishment of derivative liabilities	557,827	-	557,827	635,600
Income tax expense	(452)	-	(71,318)	-
Forgiveness of debt	-	180,587	86,140	485,372
Litigation settlement	-	-	-	9,750,000
Fees related to litigation settlement	-	-	-	(4,187,257)
Other income (expense)	28	181	47	(1,357)

Other income (expense), net	(183,801)	109,063	(688,010)	5,722,652

Net income (loss)	(513,470)	(317,511)	(2,589,336)	4,306,356

Deemed dividend on convertible preferred stock	-	-	(17,778)	-

Net income (loss) attributable to common stockholders	$(513,470)	$(317,511)	$(2,607,114)	$4,306,356

Earnings (loss) per common share - basic and diluted
-Basic	$-	$-	$-	$-
-Diluted	$-	$-	$-	$-

Weighted average common shares outstanding
-Basic	2,319,701,359	2,284,590,677	2,319,693,932	1,699,727,344
-Diluted	2,319,701,359	2,284,590,677	2,319,693,932	1,700,489,249

See accompanying notes to the condensed financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(Unaudited)

	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2016	3	$987,000	50,001	$5,000	2,319,683,886	$231,970	$24,655,363	$(34,318,823)	$(8,439,490)

Sale of shares of series B preferred stock	-	-	53,334	5,333	-	-	74,667	-	80,000

Deemed dividend on convertible preferred stock	-	-	-	-	-	-	17,778	(17,778)	-

Fair value of common stock issued for services	-	-	-	-	22,500	2	451	-	453

Fair value of vested options	-	-	-	-	-	-	749,538	-	749,538

Net loss	-	-	-	-	-	-	-	(2,589,336)	(2,589,336)

Balance at September 30, 2017	3	$987,000	103,335	$10,333	2,319,706,386	$231,972	$25,497,797	$(36,925,937)	$(10,198,835)

See accompanying notes to the condensed financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended	For the Nine Months Ended
	September 30,	September 30,
	2017	2016
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(2,589,336)	$4,306,356
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,981	3,823
Amortization of discount on notes payable	4,000	34,293
Discount on notes payable recorded as interest expense	371,000	-
Fair value of common stock issued for interest on conversion notes	-	386,351
Fair value of common stock issued for services	453	186,037
Fair value of vested options	749,538	269,250
Forgiveness of debt	(86,140)	(485,372)
Change in fair value of derivative liabilities	289,580	(96,765)
Private placement costs	222,949	-
Extinguishment of derivative liabilities	(557,827)	(635,600)
Changes in operating assets and liabilities:
Accounts receivable	90,711	(251,321)
Prepaid expenses	(1,802)	(7,049)
Accounts payable	(15,893)	(416,600)
Accrued expenses	(9,539)	(7,616)
Accrued interest	193,850	78,668
Accrued salaries and payroll taxes	(10,549)	(585,497)
Net cash provided by (used in) operating activities	(1,344,024)	2,778,958

Cash flows from investing activities:
Purchases of property and equipment	(3,314)	(1,499)

Cash flows from financing activities:
Proceeds from contingent payment obligation	1,500,000	-
Proceeds from convertible note payable	375,000	-
Proceeds from sale of Series B preferred stock	80,000	-
Proceeds from notes payable	-	75,000
Repayment of convertible notes payable	(384,000)	(686,738)
Repayment of notes payable	(125,000)	(978,985)
Net cash provided by (used in) financing activities	1,446,000	(1,590,723)

Net increase (decrease) in cash	98,662	1,186,736

Cash at beginning of the period	804,130	37,153

Cash at end of the period	$902,792	$1,223,889

Supplemental disclosure of cash flow information:
Interest paid	$86,310	$233,973
Income tax paid	71,318	-

Non-cash investing and financing activities:
Deemed dividend on convertible preferred stock	$17,778	$-
Note payable in exchange for due to factor and accrued interest	210,000	-
Common stock issued for conversion of debt and accrued interest	-	3
Forgiveness of accrued officers salaries recorded as capital contribution	-	762,275
Common stock issued for conversion of Series B preferred stock	-	12,534
Common stock issued for exercise of warrants	-	12

See accompanying notes to the condensed financial statements.

StrikeForce Technologies, Inc.

Three Months and Nine Months Ended September 30, 2017 and 2016

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

Going Concern

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed financial statements, for the nine months ended September 30, 2017, the Company incurred a net loss of $2,607,114 and used cash in operating activities of $1,344,024, and at September 30, 2017, the Company had a stockholders’ deficit of $10,198,835. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2016 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2017, the Company had cash on hand in the amount of $902,792. Management estimates that the current funds on hand will be sufficient to continue operations through the next twelve months. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan. Currently, management is attempting to increase revenues by redirecting its sales focus from direct sales to domestic and international sales channels, primarily selling through a channel of distributors, value added resellers, strategic partners and original equipment manufacturers. While the Company believes in the viability of its strategy to increase revenues, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to continually increase its customer base and realize increased revenues from recently signed contracts. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stock holders, in the case of equity financing.

Basis of Presentation-Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2017. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2016 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the United States Securities and Exchange Commission (“SEC”) on April 14, 2017.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to accounting for potential liabilities, assumptions used in valuing stock instruments issued for services, assumptions used in valuing derivative liabilities, and the valuation allowance for deferred income taxes. Actual results could differ from those estimates.

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

As of September 30,2017 and December 31, 2016, the Company’s balance sheets included the fair value of derivative liabilities of $591,887 and $262,185, respectively, which were based on Level 2 measurements.

The recorded amounts for accounts receivable, accounts payable, accrued expenses, convertible notes, and notes payables approximate their fair value due to their short-term nature.

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

For the nine months ended September 30, 2017, the dilutive impact of stock options exercisable into 196,000,001 shares of common stock, convertible Series B Preferred stock that can convert into 19,292,137 shares of common stock, and notes payable that can convert into 25 shares of common stock have been excluded because their impact on the loss per share is anti-dilutive.

For the nine months ended September 30, 2016, the calculations of diluted earnings per share included stock options exercisable into 197,000,001 shares of common stock, convertible Series B Preferred stock that can convert into 14,097,838 shares of common stock and notes payable that can convert into 25 shares of common stock.

The following tables set forth the computation of basic and diluted earnings (loss) per share:

	Nine months ended September 30,
	2017	2016
Income (Loss) per share – Basic:
Income (Loss) for the period	$(2,607,114)	$4,306,356
Basic average common stock outstanding	2,319,693,932	1,699,727,344
Net earnings (loss) per share	$-	$-

	Nine months ended September 30,
	2017	2016
Income (Loss) per share – Diluted:
Income (Loss) for the period	$(2,607,114)	$4,306,356
Basic average common stock outstanding	2,319,693,932	1,699,727,344
Diluted effect of outstanding stock options, warrants, notes and Series B Preferred stock	-	761,905
Diluted average common stock outstanding	2,319,693,932	1,700,489,249
Net earnings (loss) per share	$-	$-

Significant Concentrations

For the nine months ended September 30, 2017, sales to three customers comprised 51%, 10% and 10% of revenues, respectively. For the nine months ended September 30, 2016, sales to three customers comprised 45%, 29% and 12% of revenues, respectively. At September 30, 2017, four customers comprised 32%, 24%, 20% and 15% of accounts receivable, respectively. At December 31, 2016, one customer comprised 82% of accounts receivable.

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

Note 2 - Convertible Notes Payable

Convertible notes payable consisted of the following:

	September 30, 2017	December 31, 2016
Secured
(a) DART	$542,588	$542,588

Unsecured
(b) Convertible notes with fixed conversion features	895,512	910,512
(c) Convertible notes with adjustable conversion features	-	-
Total convertible notes	$1,438,100	$1,447,100

(a)	At September 30, 2017 and December 31, 2016, $542,588 of notes payables are due to DART/Citco Global. The notes are convertible into shares of the Company’s common stock based on adjustable conversion prices, are secured by all of the Company’s assets, were due in 2010, and are currently in default. The adjustable conversion features of the notes are accounted for as derivative liabilities (see Note 7). DART/Citco Global did not process any conversions of notes into shares of common stock during the nine months ended September 30, 2017 or 2016. The Company has been in contact with the note holder who has indicated that it has no present intention of exercising its right to convert the debentures into shares of the Company's common stock. Under the terms of the secured debentures, the Company is restricted in its ability to issue additional securities as long as any portion of the principal or interest on the secured debentures remains outstanding. During the nine months ended September 30, 2017, the Company did not obtain DART/Citco Global’s written consent related to any of its financing agreements.

(b)	Convertible notes payable consisted of 13 unsecured convertible notes convertible at a fixed amount (“fixed convertible notes”) into 13 shares of the Company’s common stock, at fixed prices ranging from $1,950,000 to $9,750,000,000 per share, as defined in the agreements. The notes bear interest at 8% to 18% per annum, and were due on various dates from March 2008 to July 2015. All of the fixed convertible notes are currently in default and the Company is pursuing settlements with certain of the holders. During the nine months ended September 30, 2017, there were no additional notes issued and the Company repaid $9,000 of note principal.

At December 31, 2016, the balance of the accrued interest on the fixed convertible notes was $936,639. During the nine months ended September 30, 2017, the Company paid $8,500 of accrued interest and interest expense of $58,316 was accrued. At September 30, 2017, the balance of accrued interest on the fixed convertible notes was $986,455. During the nine months ended September 30, 2016, interest expense of $60,320 was recorded.

(c)	At December 31, 2016, there were no convertible notes with adjustable conversion features outstanding. During the nine months ended September 30, 3017, the Company issued two convertible notes payable for an aggregate of $375,000, bearing interest at 10% per annum, and maturing through July 2018. Both notes were paid in full in September 2017, including $98,625 of accrued and premium interest. At the option of the holder, beginning seven months from the date issued, the notes were convertible into shares of common stock of the Company at a price per share discount of 42% of the lowest closing market price of the Company’s common stock for the twenty days preceding a conversion notice. As a result, the Company determined that the conversion feature of the convertible notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion feature as a derivative liability upon issuance. The Company determined that upon issuance of the convertible notes in June and July 2017, the initial fair value of the embedded conversion features was $597,949 (see Note 7), of which $375,000 was recorded as debt discount offsetting the face amount of the convertible notes, and the remainder of $222,949 was recorded as private placement costs. During the nine months ended September 30, 2017 the Company amortized $4,000 of the valuation discount and recorded the balance of $371,000 to interest expense when the convertible notes were paid off.

At September 30, 2017 and December 31, 2016, accrued interest due for all convertible notes was $986,455 and $936,639, respectively, and is included in accrued interest in the accompanying balance sheets. Interest expense for all convertible notes payable for the nine months ended September 30, 2017 and 2016 was $64,487 and $73,598, respectively.

Note 3 - Convertible Notes Payable – Related Parties

At September 30, 2017 and December 31, 2016, convertible notes payable - related parties consist of 12 convertible notes payable in the aggregate of $355,500. The notes are unsecured and due December 31, 2017. Six notes totaling $268,000 are due to the Company’s Chief Executive Officer, at a compounded interest rate of 8% per annum; two notes totaling $57,000 are due to the Company’s VP of Technology, interest at prime plus 2% and prime plus 4% per annum; and four notes totaling $30,000 are due to the spouse of the Company’s Chief Technology Officer at a compounded interest rate of 8% per annum. $33,000 of the notes are convertible at a fixed conversion price of $7,312,500 per share and $322,500 of the notes are convertible at a fixed conversion price of $9,750,000,000 per share, as defined in the note agreements.

At December 31, 2016, accrued interest due for the convertible notes – related parties was $437,305. During the nine months ended September 30, 2017, interest expense of $44,959 was accrued. At September 30, 2017, accrued interest due for the convertible notes – related parties was $482,264. During the nine months ended September 30, 2016, interest expense of $41,289 was recorded.

Note 4 - Notes Payable

Notes payable consisted of the following:

	September 30, 2017	December 31, 2016

Unsecured
(a) Promissory notes	$413,824	$413,824
(b) Promissory notes – StrikeForce Investor Group	1,245,000	1,290,000
(c) Promissory note	130,000	-
Notes payable, current maturities	$1,788,824	$1,703,824

(a)	Notes payable consists of various unsecured promissory notes with interest from 8% to 14% per annum. $413,824 of the notes were due on various dates from December 2011 to July 2017 and are currently in default, The Company is currently pursuing settlements with certain of the note holders. At September 30, 2017 and December 31, 2016, the balance due under these notes was $413,824.

At December 31, 2016, the balance of the accrued interest on the notes payable-various was $414,342. During the nine months ended September 30, 2017, $34,073 of interest expense was accrued. At September 30, 2017, accrued interest on the notes payable was $448,415. During the nine months ended September 30, 2016, $37,001 of interest expense was recorded.

(b)	Notes payable to StrikeForce Investor Group (SIG), made up of various investors with unsecured notes, interest at 10% per annum, originally due in 2011, and currently in default. At December 31, 2016, the balance of notes payable-SIG was $1,290,000. During the nine months ended September 30, 2017, one note holder assigned a delinquent note totaling $25,000, to an unrelated party, who agreed to extend payment of the note to February 2018. During the nine months ended September 30, 2017, the Company repaid $45,000 of principal and at September 30, 2017, the balance of notes payable-SIG was $1,245,000. The Company is currently pursuing extensions on the remaining delinquent notes.

At December 31, 2016, the balance of the accrued interest on the notes payable-SIG was $1,425,087. During the nine months ended September 30, 2017, $93,889 of interest expense was accrued, $71,639 of accrued interest was paid, and $86,140 of accrued interest was forgiven and written-off. At September 30, 2017, accrued interest on the notes payable-SIG was $1,361,197. During the nine months ended September 30, 2016, $108,664 of interest expense was recorded.

(c)	In July 2017, the Company executed an exchange agreement with a factor which transferred the amount due to the factor of approximately $209,000 into a promissory note for $210,000, non-interest bearing, and maturing on February 7, 2018. Per the terms of the note, the Company shall make seven payments as follows: $60,000 in August 2017 and $20,000 in September 2017, which have been paid, $20,000 per month from October 2017 to January 2018, and $50,000 in February 2018. In the event of a default of the payment terms, the outstanding balance shall increase to 120% of the note balance. Additionally, if the note is not paid in full by the maturity date, the revised outstanding balance shall be convertible at the note holders option into shares of common stock of the Company at a price per share discount of 20% of the lowest trading market price of the Company’s common stock for the twenty days preceding a conversion notice. As of September 30, 2017, the balance due on the promissory note was $130,000

At September 30, 2017 and December 31, 2016, accrued interest due for all notes payable above was $1,809,612 and $1,839,429, respectively, and is included in accrued interest in the accompanying balance sheets. Interest expense for notes payable for the nine months ended September 30, 2017 and 2016 was $127,962 and $169,276, respectively.

Note 5 - Notes Payable – Related Party

Notes payable- related party consist of 18 unsecured notes payable to the Company’s Chief Executive Officer ranging in interest rates of 0% per annum to 10% per annum. The notes are unsecured and have extended due dates of December 31, 2017. At September 30, 2017 and December 31, 2016, the balance due under these notes $742,513.

At December 31, 2016, accrued interest due for the notes payable – related party was $591,784. During the nine months ended September 30, 2017, interest expense of $41,945 was accrued. At September 30, 2017, accrued interest due for the notes payable – related party was $633,729. During the nine months ended September 30, 2016, interest expense of $42,098 was recorded.

Note 6 – Contingent Payment Obligation

On September 6, 2017, the Company entered into a litigation funding agreement with Therium Inc. and VGL Capital, LLC (collectively the “Funders”). Under the agreement, the Company received $1,500,000 from the Funders to allow the Company to pursue patent enforcement actions against infringements of its patents (see Note 10). In exchange, the Funders are entitled to receive, after the payment of legal fees, the first $1,500,000 from the gross proceeds of any claims awarded, 10% of any additional claim proceeds until the Funders have received an additional $7,500,000, and 2.5% of any claim proceeds thereafter. The Funders shall be paid only in the event that the Company achieves recoveries of claim proceeds. The terms of the litigation funding agreement allow for additional funding of $1,500,000 between February 1, 2018 to January 31, 2019, which would require the Company to repay the funders an additional $5,000,000, plus a percentage of any claim proceeds thereafter.

Note 7 – Derivative Financial Instruments

At September 30, 2017, the Company had convertible promissory notes outstanding that are convertible into shares of common stock of the Company at the option of the holder at a price per share discount of 20% of the Company’s common stock market price, as defined in the note agreements. As the ultimate determination of shares to be issued upon conversion of these notes could exceed the current number of available authorized shares, the conversion feature of these notes is recorded as a derivative liability. Accordingly, the conversion feature of the notes was separated from the host contract (i.e. the notes) and characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At December 31, 2016, the balance of the derivative liabilities was $262,185. During the nine months ended September 30, 2017, the Company recorded additions of $597,949 (see Note 2), a change in fair value of derivatives of $289,580, and an extinguishment of $557,827. At September 30, 2017, the balance of the derivative liabilities was $591,887.

The derivative liability was valued at the following dates using a probability weighted Black-Scholes-Merton model with the following assumptions:

	September 30, 2017	June, July 2017 (dates issued)	December 31, 2016
Conversion feature:
Risk-free interest rate	0.13%	0.16%	0.16%
Expected volatility	147%	152%-157%	75%
Expected life (in years)	1 year	1 year	1 year
Expected dividend yield	-	-	-

Fair Value:
Conversion feature	$591,887	$597,949	$262,185

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

In January 2017, the Company sold subscriptions to two individuals for the purchase of 53,334 shares of its Series B Preferred Stock at $1.50 per share, or an aggregate of $80,000. The shares of Series B Preferred Stock are convertible into shares of the Company’s common stock at a 25% discount to current market value, as defined, with a minimum conversion price set by the Company's Board of Directors of $0.001 per share. The Series B Preferred Stock can be converted at any time into shares of common stock after twelve months from acceptance by the Company of the subscription agreements, but only once every 30 days. For the nine months ended September 30, 2017, the Company recorded a deemed dividend for the beneficial conversion feature of $17,778 relating to the issuance of the Series B Preferred Stock.

Common Stock

During the nine months ended September 30, 2017, the Company issued an aggregate of 15,000 shares of its common stock for services valued at $452.

During the nine months ended September 30, 2016, the Company issued an aggregate of 2,295,964,462 shares of its common stock as follows:

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

Note 9 - Options

In September 2016, the Company issued options to purchase 196,000,000 shares of its common stock to its management team and employees with a total fair value of $1,568,000 determined using the Black-Scholes Option Pricing model. The options are exercisable at $0.00625 per share, vest in 6 months, and expire in September 2026. During the nine months ended September 30, 2017, the Company recognized compensation costs of $749,538 based on the fair value of options that vested.

The table below summarizes the Company’s 2004 Incentive Plan and 2012 Stock Incentive Plan activities for the period January 1, 2017 to September 30, 2017:

	Number of Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, January 1, 2017	196,000,001	$0.0023-975,000,000	$0.00625

Granted	-	$-	$-

Exercised	-	$-	$-

Expired	-	$-	$-

Balance, September 30, 2017	196,000,001	$0.0023-975,000,000	$0.00625

Vested and exercisable, September 30, 2017	196,000,001	$0.0023-975,000,000	$0.00625

Unvested, September 30, 2017	-	$-	$-

As of September 30, 2017, options to purchase an aggregate of 196,000,001 shares of common stock were outstanding under the 2004 incentive plan and 2012 Stock Incentive Plan and there were 4,000,000 shares remaining available for issuance. At September 30, 2017 and December 31, 2016, the intrinsic value of outstanding options was zero.

The following table summarizes information concerning 2004 Incentive plan and 2012 Stock Incentive Plan as of September 30, 2017:

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

Note 10 - Commitments and Contingencies

Asset Sale and Licensing Agreement

On August 24, 2015, the Company entered into an agreement with Cyber Safety, Inc., a New York corporation (“Cyber Safety”) for Cyber Safety to license, and retain an option to purchase, the patents and Intellectual Property related to the GuardedID® and MobileTrust® software. Cyber Safety has the option to buy the Company’s GuardedID® patent for $9,000,000 that expires on September 30, 2020. The Company anticipates Cyber Safety will make the purchase by September 30, 2020. Cyber Safety will also resell the Company’s GuardedID® and MobileTrust® products, for which the Company will receive a royalty, while the Company retains an unlimited license to resell those products. Cyber Safety also licensed the Malware Suite until September 30, 2020 and agreed to pay the Company 15% to 20% of the net amount Cyber Safety receives from this product. During the nine months ended September 30, 2017 and 2016, the Company did not receive any royalty or license payments from Cyber Safety.

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

In July 2017, the Company executed an exchange agreement with the factor which transferred the amount due to the factor into a promissory note for $210,000, non-interest bearing, and maturing on February 7, 2018 (see Note 4).

Note 11 – Subsequent Event

In October 2017, one holder of the Company’s Series B Preferred Stock converted 33,334 Series B Preferred shares into 16,129,355 shares of the Company’s common stock at a conversion price of $0.0031 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Included in this interim report are "forward-looking" statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA") as well as historical information. Some of our statements under "Business”, "Properties”, "Legal Proceedings”, "Management's Discussion and Analysis of Financial Condition and Results of Operations”," the Notes to Condensed Financial Statements” and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled "Risk Factors." Forward-looking statements include those that use forward-looking terminology, such as the words "anticipate," "believe," "estimate," "expect," "intend," "may," "project," "plan," "will," "shall," "should," and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. We claim the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.

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

On September 6, 2017, we entered into a Litigation Funding Agreement with two parties (the “Funders”) for the purpose of funding the enforcement of certain patents relating to the process of providing dual channel authentication against several infringers. Our management believes that this Litigation Funding Agreement will allow us to pursue litigation against any infringement on our patents.

Our executive office is located at 1090 King Georges Post Road, Suite 603, Edison, NJ 08837. Our telephone number is (732) 661-9641. We have 8 employees. Our Company’s website is www.strikeforcetech.com (we are not including the information contained in our website as part of, nor should the information be relied upon or incorporated by reference into, this report on Form 10-Q).

Intellectual Property

We are working with two patent attorney firms to aggressively continue to enforce our patent rights. We currently have three patents granted to us for Out-of-Band ProtectID® (Patent Nos.: 7,870,599, 8,484,698 and 8,713,701). In March 2013, our patent attorneys submitted a new “Methods and Apparatus for securing user input in a mobile device” Patent, which is now patent pending. Our MobileTrust® product is the invention supporting the patent pending. In September 2014, we filed an International Patent for MobileTrust® (PCT/US20114/029905) which is pending.

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

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2016

Revenues for the three months ended September 30, 2017 were $76,342 compared to $183,029 for the three months ended September 30, 2016, a decrease of $106,687 or 58.3%. The decrease in revenues was due to the decrease in our sales. Software, services, support, and maintenance sales for the three months ended September 30, 2017 were $76,342 compared to $182,029 for the three months ended September 30, 2016, a decrease of $105,687. The decrease in software, services, support, and maintenance revenues was primarily due to the decrease in the sales and support of our software products. Hardware sales for the three months ended September 30, 2017 were $0 compared to $1,000 for the three months ended September 30, 2016. The decrease in hardware revenues was due to the decrease in sales of our one-time-password token key-fobs, as we move towards our phone based one-time-password.

Cost of revenues for the three months ended September 30, 2017 was $3,168 compared to $888 for the three months ended September 30, 2016, an increase of $2,280, or 257%. The increase resulted from the increase in third party processing fees related to our revenues. Cost of revenues as a percentage of total revenues for the three months ended September 30, 2017 was 4.2% compared to 0.5% for the three months ended September 30, 2016.

Gross profit for the three months ended September 30, 2017 was $73,174 compared to $182,141 for the three months ended September 30, 2016, a decrease of $108,967, or 59.8%. The decrease in gross profit was due to the decrease in our hardware, software, services, maintenance, and support sales resulting from several delayed revenue transactions. No assurances can be provided that the revenue transactions will occur.

Research and development expenses for the three months ended September 30, 2017 were $123,750 compared to $125,654 for the three months ended September 30, 2016, a decrease of $1,904, or 1.5%. The decrease in research and development expenses was due to a nominal decrease in the purchase of peripherals for testing purposes. The salaries, benefits and overhead costs of personnel conducting research and development of our software products primarily comprises our research and development expenses.

Compensation, professional fees, and selling, general and administrative (collectively, “SGA”) expenses for the three months ended September 30, 2017 were $279,093 compared to $483,061 for the three months ended September 30, 2016, a decrease of $203,968 or 42.2%. The decrease was due primarily to decreased expenses relating to vesting of options granted to employees in September 2016. SG&A expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock options to employees and other general corporate expenses.

Other income (expense) for the three months ended September 30, 2017 was expense of ($183,801) as compared to income of $109,063 for the three months ended September 30, 2016, representing a decrease in other income of $292,864, or 269%. The decrease was primarily due to an increase in private placement costs, an increase in interest expense, an increase in the fair value of derivative liabilities, and a decrease in forgiveness of debt, offset by an increase in the extinguishment of derivative liabilities.

Our net loss for the three months ended September 30, 2017 was $513,470 compared to $317,511 for the three months ended September 30, 2016, an increase of $195,959, or 61.7%. The increase was primarily due to the decrease in revenues, an increase in private placement costs, an increase in interest expense, an increase in the fair value of derivative liabilities, and a decrease in forgiveness of debt, offset by an increase in the extinguishment of derivative liabilities.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2016

Revenues for the nine months ended September 30, 2017 were $218,946 compared to $392,628 for the nine months ended September 30, 2016, a decrease of $173,682 or 44.2%. The decrease in revenues was due to the decrease in our sales. Software, services, support, and maintenance sales for the nine months ended September 30, 2017 were $217,847 compared to $389,388 for the nine months ended September 30, 2016, a decrease of $171,541. The decrease in software, services, support, and maintenance revenues was primarily due to the decrease in the sales and support of our software products. Hardware sales for the nine months ended September 30, 2017 were $1,099 compared to $3,240 for the nine months ended September 30, 2016, a decrease of $2,141. The decrease in hardware revenues was due to the decrease in sales of our one-time-password token key-fobs, as we move towards our phone based one-time-password

Cost of revenues for the nine months ended September 30, 2017 was $9,547 compared to $4,852 for the nine months ended September 30, 2016, an increase of $4,695, or 96.8%. The increase resulted from the increase in third party processing fees related to our revenues. Cost of revenues as a percentage of total revenues for the nine months ended September 30, 2017 was 4.4% compared to 1.2% for the nine months ended September 30, 2016.

Gross profit for the nine months ended September 30, 2017 was $209,399 compared to $387,776 for the nine months ended September 30, 2016, a decrease of $178,377, or 46.0%. The decrease in gross profit was due to the decrease in our hardware, software, services, maintenance, and support sales resulting from several delayed revenue transactions. No assurances can be provided that the revenue transactions will occur.

Research and development expenses for the nine months ended September 30, 2017 were $402,532 compared to $378,874 for the nine months ended September 30, 2016, an increase of $23,658, or 6.2%. The increase in research and development expenses was due to an overall increase in salaries and the testing of our mobile products, which required the purchase of peripherals for testing purposes. The salaries, benefits and overhead costs of personnel conducting research and development of our software products primarily comprises our research and development expenses.

Compensation, professional fees, and selling, general and administrative (collectively, “SGA”) expenses for the nine months ended September 30, 2017 were $1,708,193 compared to $1,425,198 for the nine months ended September 30, 2016, an increase of $282,995 or 19.9%. The increase was due primarily to the decrease in expenses relating to vesting of options granted to employees in September 2016 and an increase in salaries and related payroll taxes resulting from retention bonuses paid to the Officers in April 2017, offset by a decrease in professional fees. SG&A expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock options to employees and other general corporate expenses.

Other income (expense) for the nine months ended September 30, 2017 was expense of ($688,010) as compared to income of $5,722,652 for the nine months ended September 30, 2016, representing a decrease in other income of $6,410,662, or 112%. The decrease was primarily due to the net settlement in the prior year of patent remediation litigation, which was settled in January 2016, slightly reduced by an increase in private placement costs, an increase in the fair value of derivative liabilities and a decrease in forgiveness of debt, offset by a decrease in interest expense and an increase in the extinguishment of derivative liabilities.

Our net income (loss) for the nine months ended September 30, 2017 was a net loss ($2,607,114) compared to a net income of $4,306,356 for the nine months ended September 30, 2016, a decrease in net income of $6,913,470, or 161%. The decrease was primarily due to the net settlement of patent remediation litigation in the prior year, which was settled in January 2016, reduced by an increase in private placement costs, an increase in the fair value of derivative liabilities and a decrease in forgiveness of debt, offset by a decrease in interest expense and an increase in the extinguishment of derivative liabilities.

Liquidity and Capital Resources

Our total current assets at September 30, 2017 were $975,157, which included cash of $902,792, as compared with $965,404 in total current assets at December 31, 2016, which included cash of $804,130. Additionally, we had a stockholders’ deficit in the amount of $10,198,835 at September 30, 2017 compared to a stockholders’ deficit of $8,439,490 at December 31, 2016. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing.

We financed our operations during the nine months ended September 30, 2017 primarily through the first tranche, for $1,500,000, from a litigation funding agreement executed on September 6, 2017. In addition, we sold shares of Series B Preferred stock in January 2017 for $80,000.

Going Concern

We have yet to establish any history of profitable operations. For the nine months ended September 30, 2017, we incurred a loss from operations of $1,901,326 and used cash in operating activities of $1,344,024, and at September 30, 2017, we had a stockholders’ deficit of $10,198,835. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. This going concern condition could materially limit our ability to raise additional funds through the issuance of new debt or equity securities, or otherwise, and future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.

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

Refer to Note 1 in the accompanying condensed financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

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

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (CFO) of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2017. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the following material weaknesses:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the interim period ended September 30, 2017. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Information about risk factors for the interim period ended September 30, 2017, does not differ materially from that set forth in Part I, Item 1A of our 2016 Annual Report on Form 10-K.

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

In September 2017, we issued a total of 7,500 shares of restricted common stock, valued at $206, relating to a December 2009 retainer agreement with our SEC attorney.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We have not made various principal and interest payments on many of our debt obligations. We continue to seek work-out arrangements and applicable refinancing with new or revised debt or equity instruments. See Notes 2 and 4 to the condensed financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

On September 8, 2017, our retail distributor, WYNIT Distribution, LLC, filed for Chapter 11 bankruptcy protection in the Minnesota Bankruptcy Court (Bankruptcy Petition #17-42726). WYNIT serves a wide range of customers, including large national retailers such as Home Shopping Network, Office Depot/Max, Best Buy Canada, Staples and others as well as smaller independent resellers.  Our Management has or will file the appropriate forms, for our benefit, with the Minnesota Bankruptcy Court, but recognizes that we are an unsecured creditor.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of StrikeForce Technologies, Inc.(1)
3.2	Amended Articles of Incorporation of StrikeForce Technologies, Inc. (2)
3.3	By-laws of StrikeForce Technologies, Inc. (1)
3.4	Amended By-laws of StrikeForce Technologies, Inc. (2)
3.5	Amended By-laws of StrikeForce Technologies, Inc. (4)
3.6	Amended By-laws of StrikeForce Technologies, Inc. (21)
3.7	Articles of Amendment of StrikeForce Technologies, Inc. (4)
3.8	Amendments to Articles of Incorporation (7)
3.9	Amendments to Articles of Incorporation (8)
3.10	Registration of Classes of Securities (9)
3.11	Amendments to Articles of Incorporation (10)
3.12	Registration of Classes of Securities (11)
3.13	Amendments to Articles of Incorporation (12)
3.14	Registration of Classes of Securities (13)
3.15	Amendments to Articles of Incorporation (14)
3.16	Amendments to Articles of Incorporation (15)
3.17	Amendments to Articles of Incorporation (16)
3.18	Amendments to Articles of Incorporation (17)
3.19	Amendments to Articles of Incorporation (18)
10.1	Employment Agreement dated as of May 20, 2003, by and between StrikeForce Technologies, Inc. and Mark L. Kay. (1)
10.2	Irrevocable Waiver of Conversion Rights of Mark L. Kay (5)
10.3	Irrevocable Waiver of Conversion Rights of Ramarao Pemmaraju (5)
10.4	Irrevocable Waiver of Conversion Rights of George Waller (5)
10.5	CFO Consultant Agreement with Philip E. Blocker (5)
10.6	2012 Stock Option Plan (6)
10.7	Asset Purchase Agreement between StrikeForce Technologies, Inc. and Cyber Safety, Inc., dated August 24, 2015 (19)
108	Amendment to the Asset Purchase Agreement and Distributor and Reseller Agreement between StrikeForce Technologies, Inc. and Cyber Safety, Inc. (20)
10.9	Execution of Litigation Funding Agreement (22)
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
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

(1)	Filed as an exhibit to the Registrant’s Form SB-2 dated as of May 11, 2005 and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Form 8-K dated December 23, 2010 and incorporated herein by reference.
(3)	Filed herewith.
(4)	Filed as an exhibit to the Registrant’s Form 8-K dated February 4, 2011 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Form S-1/A dated July 31, 2012 and incorporated herein by reference.
(6)	Filed in conjunction with the Registrant’s Form 14A filed October 5, 2012 and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Form 8-K dated February 5, 2013 and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Form 8-K dated May 14, 2013 and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Form 8-A dated July 29, 2013 and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Form 8-K dated August 22, 2013 and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Form 8-A dated October 3, 2013 and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant’s Form 8-K dated October 3, 2013 and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s Form 8-A dated December 31, 2013 and incorporated herein by reference.
(14)	Filed as an exhibit to the Registrant’s Form 8-K dated December 31, 2013 and incorporated herein by reference.
(15)	Filed as an exhibit to the Registrant’s Form 8-K dated March 18, 2014 and incorporated herein by reference.
(16)	Filed as an exhibit to the Registrant’s Form 8-K dated December 22, 2014 and incorporated herein by reference.
(18)	Filed as an exhibit to the Registrant’s Form 8-K dated February 13, 2015 and incorporated herein by reference.
(19)	Filed as an exhibit to the Registrant’s Form 8-K dated August 28, 2015 and incorporated herein by reference.
(20)	Filed as an exhibit to the Registrant’s Form 8-K dated February 2, 2016 and incorporated herein by reference.
(21)	Filed as an exhibit to the Registrant’s Form 8-K dated May 19, 2017 and incorporated herein by reference.
(22)	Filed as an disclosure to the Registrant’s Form 8-K dated September 11, 2017 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRIKEFORCE TECHNOLOGIES, INC.

Dated: November 15, 2017	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: November 15, 2017	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer

