Form 10-K
period 2017-12-31
StrikeForce Technologies Inc.
filed 2018-03-30
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2017

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

I Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 26, 2018
Common stock, $0.0001 par value	2,335,843,241

Class	Outstanding at March 26, 2018
Preferred stock, Series A, no par value	3

Class	Outstanding at March 26, 2018
Preferred stock, Series B, $0.10 par value	70,001

 State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes. $30,156,085

Transitional Small Business Disclosure Format Yes ☐ No ☒

Documents Incorporated By Reference

None

STRIKEFORCE TECHNOLOGIES, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2017 and 2016

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

In December 2016, we executed a retainer agreement with a second patent attorne, to aggressively enforce our patent rights as “Out-of-Band Authentication” has become the standard for authenticating consumers in the financial market and for many Saas application users (e.g., SalesForce, Quickbooks, etc.).

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

We generated all of our revenues of $274,137 for the year ended December 31, 2017 (compared to $384,289 for the year ended December 31, 2016), from the sales of our security products. The decrease in revenues was due to the decrease in our software, hardware, services, maintenance and support sales, and the longer lead cycle of our new channel partners to close deals. We have realized delays in revenues from some of our new distributor’s that, although there can be no assurances, we anticipate will appear in fiscal 2018, and in the delayed rollout of our new mobile security technologies, that are now rolling out through the Apple and Android markets. In addition, we rolled out our GuardedID® MAC version that we anticipate, but cannot guarantee, that combined with the new mobile security technologies, will increase our revenues in fiscal 2018 and thereafter. Additionally, we believe we have opportunities through our sales distribution channels, including current pilots, which we anticipate, but cannot guarantee, should increase revenues in 2018 and thereafter, especially with the addition of our new mobile security products and new multi-marketing partners. Although we anticipate, but cannot guarantee, the additional revenues as discussed above should be realized in fiscal 2018.

We market our products globally to financial service firms, healthcare related companies, legal services companies, e-commerce companies, automotive, government agencies, multi-level marketing groups, the enterprise market in general, and with virtual private network companies, as well as technology service companies and retail distributors that service all the above markets. We seek such sales through our own direct efforts, with emphasis on retail, through distributors, resellers and third party agents internationally. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in multiple production installations and pilot projects with various distributors, resellers and direct customers primarily in the United States. Our GuardedID® product is also being sold directly to consumers, primarily through the Internet as well as distributors, resellers, third party agents, affiliates and potential OEM agreements by bundling GuardedID® with their products (providing a value-add and competitive advantage to their own products and offerings). Currently this is the most active market for us with multiple programs in production. We anticipate, but cannot guarantee, increases in revenues in fiscal 2018 from these programs. In addition, we have completed the development and testing of our new mobile products, MobileTrust® and GuardedID® Mobile Software Development Kit (SDK), which is in now available in the Apple Store and the Android Play Store. The mobile products play a major role in our anticipated, but not guaranteed, fiscal 2018 revenue projections.

We have incurred substantial losses since our inception. Our management believes that our products provide a cost-effective and technologically competitive solution to address the problems of network security and identity theft in general. Guidance for the Federal Financial Institutions Examination Council (“FFIEC”) regulations include the requirement for solutions that have Two-Factor Out-of-Band Authentication and products that stop keylogging malware, real time, which our management believes our proprietary products uniquely and directly address. This guidance went into effect as of January 1, 2012. Based on this requirement in the FFIEC update (published in June 2011 with enforcement commencing in January 2012), we have experienced a growing increase in sales orders and inquiries every year. However, there can be no assurance that our products will continue to gain acceptance and continue to grow in the commercial marketplace or that one of our competitors will not introduce technically superior products.

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

On August 24, 2015, we entered into an agreement with Cyber Safety, Inc., a New York corporation (“Cyber Safety”) for Cyber Safety to license, and retain an option to purchase, the patents and Intellectual Property related to our GuardedID® and MobileTrust® software. Cyber Safety purchased their option to buy our GuardedID® patent for $9,000,000 to be paid by September 30, 2020. At December 31, 2017, the Company does not have an estimate if Cyber Safety will exercise its option to make the purchase. Cyber Safety will also resell the Company’s GuardedID® and MobileTrust® products, for which the Company will receive a royalty, while the Company retains an unlimited license to resell those products.

As a condition of the asset purchase agreement, Cyber Safety will license the Malware Suite (as defined in the Asset Purchase Agreement) up to and until September 30, 2020. Pursuant to this license, Cyber Safety shall pay us 15% of the net amount Cyber Safety receives, as defined, which amount may be increased to 20% under certain conditions for ProtectID® and is subject to reduction for commissions and support costs that Cyber Safety will be obligated to pay to us. There have been no sales by Cyber Safety to date.

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

o

ProtectID® is our multi-patented authentication platform that uses “Out-of-Band” multi-factor in-house installation, cloud service technology, a hybrid to authenticate computer network users by a variety of methods including traditional passwords combined with a telephone, iPhone, Droid, Blackberry, PDA, multiple computer secure sessions, or a Push Authentication method which was implemented in the fourth quarter of 2017, biometric identification and encrypted devices such as tokens or smartcards as examples. The authentication procedure separates authentication information such as usernames from the pin/passwords or biometric information, which are then provided to or from the network’s host server across separate communication channels. The platform allows for corporate control and client choices, per their company’s security policies, which evolves over time with newly available and customer requested technologies. (Patent Nos:7,870,599, 8,484,698, and 8,713,701 and one patent pending for Out-of-Band Authentication)

o

GuardedID® creates a 256-bit AES encrypted real time separate pathway for information delivery from a keyboard to a targeted application on a local computer, preventing the use of spyware/malware to collect user information. This product provides keyboard encryption and helps prevent keylogging from occurring in real time, which helps prevent the number one threat to consumers and businesses in today’s market: keylogging software, which is stealth software embedded in web sites, emails, pictures, MP3 files, videos, USB’s or other software and hardware that, once unknowingly launched, secretly monitors and records all of a user's keystrokes on the computer and sends the data to the cyber thief without the user’s awareness. Keylogging has been reported as the one of the major causes of major data breaches that occurred from 2010 to 2016, as reported in the 2010-2016 Verizon Data Breach Reports. (Patent No: 8,566,608, 8,732,483 and 8,973,107).

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

The ProtectID® Cloud Service can be hosted by our service provider (we have a strategic arrangement with a third party SAS70 hosting service) as well as the ProtectID® Out-of-Band and Multi-Factor Platform, which can be installed internally in a customer’s infrastructure or as a hybrid implementation. With the exception of our free redistributable Microsoft software components and our reseller agreements with VASCO and HyperSecurity Solutions, none of our contracts for hardware or software are with a sole supplier of that feature or product.

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

o

For illustration, in 2011, it was reported that RSA Security’s data was breached from which Lockheed Martin and others were affected and lost millions of dollars. This event caused many companies to look to other means of two-factor authentication, such as Out-of-Band. The RSA Data Breach started with a keylogging virus which our GuardedID® product, management believes, would most likely would have prevented.

o	In respect to the latest version of our keyboard encryption and anti-keylogger Product, GuardedID®, a recent report from a government security group known as CERT states that minimally 80% of the malicious keylogging programs are undetected by the major anti-virus software suites. Our Guarded ID® is designed, we believe, to render the malicious programs useless, in real time.

o	The 2015 Verizon Data Breach report, published in April 2016, stated that 80% of all the data breaches they reported would not have occurred if the corporations used two factor authentication

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

o	The Effectiveness of Our Products: Our products have been designed to provide, we believe, a high available level of security for computer networks and individual users. In particular, we believe that the now Patented “Out-of-Band” authentication process is an innovative technology that will greatly prevent unauthorized access to computer networks and will provide effective security products to drastically reduce the incidence of identity fraud for our customers. We have contractually commenced implementation of our products on a large global scale, yet there can be no assurance that they will function in all aspects as intended. Likewise, a high level of innovation characterizes the software industry and there can be no assurance that our competitors will not develop and introduce a superior product. The effective functioning of our products once deployed is an important factor in our future success. To date and our knowledge, all of our clients have reported, per a report by Research 2.0, that our products work as described.

o	Ability to Integrate our Software with Customer Environments: There are numerous operating systems that are used by computer networks. The ability of a software product to integrate with multiple operating systems is likely to be a significant factor in customer acceptance of particular products. Our ProtectID® operates on an independent Cloud Service platform and is also able to integrate with multiple operating systems and user interfaces for an in-house implementation. ProtectID® has been designed to use multiple authentication devices that are currently on the market (including, but not limited to, biometrics, key-fob tokens, iPhones, iPads, Androids, PDA’s, smart cards and other mobile devices). Our ability to integrate our products with multiple existing and future technologies is currently a key factor in the growth of our product’s acceptance and is demonstrated by our success with recent clients and installations referred to in a number of our 2015 and 2016 press releases. Our GuardedID® product currently operates with Windows Internet Explorer (IE), Firefox, Chrome and Safari browsers and our upgraded Premium version works with almost all applications running on a Windows desktop platform, inclusive of Microsoft Office and the MAC. New features and functions for both products continue to be developed via our research and development. We are also now live with our MobileTrust® and GuardedID® Mobile SDK products, which work on all Apple and Android devices.

o	Relative Cost: We have attempted to design our products to provide a cost-effective suite of products for financial services, e-commerce, commercial, healthcare, government and direct-consumer customers. Our ability to offer our products at a competitive price and to add to existing installations is likely in our opinion, to be a key factor in the acceptance of our product as we have seen with many of our clients.

Business Model

We are focusing primarily on developing sales through “channel” relationships in which our products are offered by other manufacturers, distributors, value-added resellers and agents, internationally. In 2016, we added and publicly announced additions to our global distribution sales channel, which provides additional presence for us in the United States, Canada, Europe and Africa. We continue to add additional channel partners, especially on the consumer side and developed a new retail business. We also sell our suite of security products directly from our Edison, New Jersey office, which also augments our channel partner relationships. It is our strategy that these “channel” relationships will provide the greater percentage of our revenues ongoing, as was the case in the past two years. Examples of the channel relationships that we are seeking include already established original equipment manufacturer (“OEM”) and bundled relationships with other security technology and software providers that would integrate or bundle the enhanced security capabilities of ProtectID®, GuardedID® and/or MobileTrust® into their own product lines, including our MobileTrust® SDK, thereby providing greater value to their clients. These would include providers of networking software and manufacturers of computer and telecommunications hardware and software that provide managed services, and multi-level marketing groups, as well as all markets interested in increasing the value of their products and packages, such as financial services software, anti-virus, government integrators and identity theft product companies. We signed various new distributors during 2016 and 2017, and we anticipate, but cannot guarantee, an increase in revenues in 2018. Additionally, in February 2016, Advanced Cyber Security ("ACS") purchased their option to buy our GuardedID® patent for nine million dollars ($9,000,000) to be paid by September 30, 2020, and will resell our GuardedID® and MobileTrust® products, for which we will receive a royalty, while we retain a perpetual license to resell those products. The distributors have already obtained new clients and we expect, but cannot guarantee, that more clients will be obtained in fiscal 2017 and thereafter. There is no guarantee as to the timing and success of these business relationships or reaching our self-imposed expectations.

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

Our primary target markets include financial services such as banks and insurance companies, healthcare providers, legal services, government agencies through integrators, technology platforms, e-commerce based services companies, telecommunications and cellular carriers, technology software companies, government agencies and consumers, especially for our mobile and keystroke encryption products. We are focusing our concentration on cyber security and data breach strategic problem areas, such as where compliance with financial, healthcare, legal and government regulations are key and stolen passwords are used to acquire private information illegally. In 2016 and 2017, several of our channel partners had pilots and client implementations in place that are expected, although no assurances can be provided, to increase our revenues in 2018. Our mobile products went into production during the first quarter of 2016 and the revenues related to those products are increasing, primarily as results of the efforts of our channel partners, Advanced Cyber Security and others. There is no guarantee as to the timing and continued success of these efforts.

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

We seek to generate revenue through fees for ProtectID® based on client consumer usage in the financial, healthcare services and legal services markets, as well as enterprises in general, through our Cloud Service, plus one-time and annual per person fees in the enterprise markets which often are for in-house installations of our products, and set-up and recurring transaction fees when the product is accessed in our Cloud Service, along with annual maintenance fees, and other one-time and recurring fees. We have also implemented our new ProtectID® v2.4, which includes our Mobile One-Time-Password. We also intend to generate revenues through sales of our GuardedID® product. GuardedID® pricing is for an annual license and we discount for volume purchases. GuardedID® pricing models, especially when bundling through OEM contracts, include monthly and quarterly recurring revenues. As more agreements are reached by our distributors, we are experiencing monthly increasing sales growth, through the execution of GuardedID® bundled OEM agreements. We also provide our clients a choice of operating our ProtectID® software internally by licensing it or through our hosted Cloud Service or a hybrid that some clients have implemented and none of our competitors presently offer. GuardedID® requires a download on each and every computer it protects, whether for employees or consumers. We have four GuardedID® products, (i) a standard version which protects browser data entry only, (ii) a premium version which protects almost all the applications running under Microsoft Windows on the desktop, including Microsoft Office Suite and almost all applications running on the desktop, (iii) an Enterprise version which, in addition, provides the Enterprise administrative rights and the use of Microsoft’s Enterprise tools for the product’s deployment, and (iv) an Apple version for all the latest MAC operating systems and for the browsers and entire desktop. Our MobileTrust® mobile product will be priced for the consumer through the appropriate mobile phone stores, as well as direct, distribution and OEM sales for higher volume enterprises, including volume discounts to the degree allowed by the telecommunications providers. Our GuardedID® Mobile SDK (software development kit) went to the open market in the second quarter of 2016. We anticipate, but cannot guarantee, steadily increasing revenues from this product offering.

Our management believes that our products provide a cost-effective and technologically competitive solution to address the increasing problems of network security and cyber security in general. Guidance for the Federal Financial Institutions Examination Council (“FFIEC”) regulations include the requirement for solutions that have Two-Factor Out-of-Band Authentication and products that stop keylogging malware, real time, which our management believes our proprietary products uniquely and directly address. This guidance went into effect as of January 1, 2012. Additionally, the 2015 Verizon Data Breach report, published in April 2016, stated that 80% of all the data breaches they reported would not have occurred if the corporations used two factor authentication, which our management believes would have been prevented with products such as our ProtectID® system. The report also indicates that over 79% of the data breaches would most likely not have occurred if the corporations breached used anti-keylogging software, such as our GuardedID® system in addition to the typical anti-virus programs. Based on the FFIEC requirement, the latest Verizon Data Breach Report and the new articles from the White House urging law firms and legal services firms to add two factor authentication, we have recently experienced a growing increase in pilots and sales orders and inquiries specifically in the financial and legal markets. In January 2014, PCI Compliance published an update that includes the requirement for not only encrypting data at rest, but also to encrypt data in motion including the keystrokes users enter in their device. Additionally, Symantec's senior vice-president for information security, Brian Dye, told the Wall Street Journal that anti-virus "is dead", in an article published in May 2014. However, there can be no assurance that our products will continue to gain acceptance and continue to grow in the commercial marketplace or that one of our competitors will not introduce technically superior products.

Marketing

Our multi-channel marketing strategy includes:

1. Direct sales to enterprise and commercial customers. In this effort, we joined ACS at the RSA Security Show, as well as attending other security related shows and we are looking at other sales alternatives in order to respond aggressively to inquiries related to our products.

2. The global addition of resellers, agents & distributors (our strategic sales channel) who distribute and resell our products and services to enterprise and commercial customers globally (technology and software product distributors, systems integrators, managed service companies, other security technology and software vendors, telecom companies, cyber security related product companies, etc.). Presently, our most active channel partner is ACS.

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

5. Internet sites and retail stores, such as Target, Office Depot, Amazon, Best Buy, HSN (US) and The Shopping Channel (Canada), that sell GuardedID® and MobileTrust®, to consumers and small enterprises online and in the stores.

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

Business Strategy

Our primary strategy throughout 2017 and into 2018 is to focus on the growth and support of our channel partners, including distributors, resellers and original equipment manufacturers (OEMs). Our internal sales team targets potential direct sales in industries that management believes provides the greatest potential for short term sales. These include small to medium sized financial institutions, government agencies, e-commerce, healthcare, legal and enterprise businesses. We are also executing agreements with strategic resellers and distributors for marketing, selling and supporting our products internationally. We primarily work with distributors, resellers and agents to generate the bulk of our sales internationally, realizing that this strategy takes longer to nurture, however it is progressing well. We are starting to realize positive results, however slowly, with our sales channel and anticipate, but cannot guarantee, a successful fiscal 2018, through the sales channel and from our new mobile and GuardedID® MAC products with a concentration of sales already contracted. There can be no assurances, however, that we will succeed in implementing our sales strategy. Although management believes that there is an increasingly strong market for our products as the need for cyber security solutions increases globally, we have not generated substantial revenue from the sale of our products and there is no assurance we can secure a market sufficient to permit us to achieve profitability in fiscal 2018.

Most of the costs that we incur are related to salaries, professional fees, marketing, sales and research & design. We increased our technology staff in 2016 and our support staff in 2017. Our operations presently require funding of approximately $150,000 per month. We expect that our monthly cash usage for operations will increase slightly due to contracted and anticipated increased volumes and adding some targeted channel marketing programs. We anticipate that the areas in which we will experience the greatest increase in operating expenses is in marketing, selling, product support, product research and new technology development in the growing cyber security market. We are committed to maintaining our current level of operating costs until we reach the level of revenues needed to absorb any potential increase in costs.

Block Safe Technologies, Inc.

Block Safe Technologies, Inc. was formed on December 1, 2017 in the State of Wyoming. BlockSafe Technologies® (the name accepted as registered on January 10, 2018) is in the business of providing total cyber security solutions and is the licensee from the Company of our desktop anti-malware product called “GuardedID®” and a one of a kind mobile application called “MobileTrust®”. BlockSafe Technologies® is intended to be developed as an enterprise focusing on using our license technology in the field of cyrptocurrency and its use of blockchains. No revenues have been generated to date as BlockSafe Technologies® is still in the developmental stage. At present, we hold 49% of the issued and outstanding BlockSafe Technologies® common stock, with Mark L. Kay, Ramarao Pemmaraju, and, George Waller each a member of the BlockSafe Technologies® Advisory Board and individually holding 10.3% of the issued and outstanding common stock each, for a combined total of 31%. Mark L. Kay is currently the sole member of the Board of Directors but does not serve as an officer. There can be no assurances on the success of this project or any profitability arising from BlockSafe Technologies®.

Competition

The software development and services market is characterized by innovation and competition. There are several well-established companies within the authentication market that offer network security systems in our product market and newer companies with emerging technologies. We believe that our multi-patented “Out-of-Band” multi-factor identity authentication platform is an innovative, secure, adaptable, competitively priced, integrated network authentication platform. The main features of ProtectID® include: an open architecture “Out-of-Band” platform for user authentication; operating system independence; biometric layering; soft mobile tokens; mobile authentication; secure website logon; Virtual Private Network (“VPN”) access; domain authentication; newly added Office 365 authentication and multi-level authentication. Unlike other techniques for increased network security, ProtectID® does not rely on a specific authentication device or method (e.g., phone, tokens, smart cards, digital certificates, soft mobile tokens, or biometrics, such as a retinal or fingerprint scan). Rather ProtectID® has been developed as an “open platform” that incorporates an unlimited number of authentication devices and methods. For example, once a user has been identified to a computer network, a system deploying our ProtectID® authentication system permits the “Out-of-Band” authentication of that user by a telephone, iPhone, iPad, PDA, email, hard token, SSL client software, a biometric device such as a voice biometric, or others, before that user is permitted to access the network. By using “Out-of-Band” authentication methods, management believes that ProtectID®, now patented and protected through our ongoing litigation, with plans for additional litigation, provides a competitive product for customers with security requirements greater than typical name and password schemes for virtual private networks and computer systems with multiple users at remote locations, as examples. We also believe that our multi-patented keystroke encryption product, GuardedID®, offers an additional competitive edge for network security and e-commerce applications that should provide greater levels of security and the ability to evolve over time based on newer technologies when made available. There is less competition for the keystroke encryption product and there are no well-established companies in this space, which explains our current growth in pilots and sales for GuardedID®, especially relating to bundled channel partner programs. GuardedID® is critical to help prevent key logging viruses, one of the largest sources of cyberattacks and data breaches. GuardedID® also is protected with three patents. Our newest product, MobileTrust®, is ideal for bringing the functionality of our other two products, especially including keystroke encryption, to all mobile devices, with initial focus on all Apple and Android devices. This product is also protected with our GuardedID® patents and some of its features and functions are covered by the Out-of-Band Authentication patent. We also filed an international patent for MobileTrust®. Our other new mobile product is GuardedID® Mobile SDK, which allows our secured keyboard function as a software development kit for developers to purchase and integrate as part of their secured applications. Considering the features and functions, all our cyber solutions have limited competition based on our products’ ability to protect individual identities and computers/devices against some of the most dangerous and increasing threats. We also have great demand for the mobile products, which are being marketed to all potential new clients.

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

Employees

As of fiscal year end December 31, 2017, we had 9 employees and our relations with employees are good.

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

ITEM 1A. RISK FACTORS

The risk factors required pursuant to Regulation S-K, Item 503(c) are not required for smaller reporting companies. Accordingly, the Company has determined to provide particular risk factors at this time. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition. If any events described in the risk factors actually occur, our business, operating results, prospects and financial condition could be materially harmed. In connection with the forward looking statements that appear elsewhere in this annual report, you should also carefully review the cautionary statement referred to under “Special Note Regarding Forward Looking Statements.” The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS OF OUR BUSINESS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

We have yet to establish any history of profitable operations. For the year ended December 31, 2017, we incurred a loss from operations of $2,393,703 and at December 31, 2017, we had a stockholders’ deficit of $10,793,186. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2017 with respect to this uncertainty. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities and future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.

At December 31, 2017, we had cash on hand in the amount of $455,484. Management estimates that the current funds on hand will be sufficient to continue operations approximately through the next three months. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash and proceeds relating to our patent lawsuits to operate our business. Currently, management is attempting to increase revenues and improve gross margins by a revised sales strategy. We are redirecting our sales focus from direct sales to domestic and international sales channel, where we are primarily selling through a channel of Distributors, Value Added Resellers, Strategic Partners and Original Equipment Manufacturers. While we believe in the viability of our strategy to increase revenues and in our ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to continually increase our customer base and realize increased revenues from recently signed contracts. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in the case of equity financing.

THE PATENT APPLICATION MOBILETRUST® TECHNOLOGY IS PENDING AND THERE IS NO ASSURANCE THAT THIS APPLICATION WILL BE GRANTED. FAILURE TO OBTAIN THE PATENT FOR THE APPLICATION COULD PREVENT US FROM SECURING REVENUES IN THE FUTURE. THREE PATENT APPLICATIONS FOR THE PROTECTID® TECHNOLOGY AND THREE FOR GUARDEDID® HAVE BEEN GRANTED. TWO PATENT APPLICATIONS FOR THE PROTECTID® TECHNOLOGIES ARE PENDING.

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

In September 2017, we entered into a Litigation Funding Agreement with two parties (the “Funders”) for the purpose of funding the enforcement of certain patents relating to the process of providing dual channel authentication against several infringers. Our management believes that this Litigation Funding Agreement will allow us to pursue litigation against any infringement on our patents.

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

ITEM 2. PROPERTIES

We operate from leased offices located at 1090 King Georges Post Road, Suite #603, Edison, New Jersey 08837. We do not hold any material investments in other real or personal property other than office equipment. We anticipate these facilities will be adequate for the immediate future but that if we are successful in introducing our products, we will need to seek larger or additional office quarters. We paid a monthly base rent of $3,807 which commenced on July 1, 2009, with an initial extended lease termination date of January 31, 2016. In November 2015, the lease was extended for three years to January 31, 2019. We paid a monthly base rent of $4,067 from February 2016 thru January 2017 and $4,190 from February 2017 through January 2018 and will pay monthly base rents of $4,316 from February 2018 thru January 2019. The landlord holds $8,684 as our security deposit. The lease requires us to pay costs such as maintenance and insurance.

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

On December 4, 2017, StrikeForce Technologies, Inc. v. Trustwave Holdings, Inc., Civil Action No. 2:16-cv-03573-JMV-MF which was pending in the United States District Court for the District of New Jersey, was settled. Trustwave’s infringing sales were made as an OEM of Duo Security Incorporated. We agreed to dismiss our claims against Trustwave because they were essentially duplicative of our claims against Duo Security Incorporated pursuant to StrikeForce Technologies, Inc. v. Duo Security Incorporated, Civil Action No. 2:16-cv-03571.

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

Quarter Ended:	Low:	High:
March 31, 2016	$0.0002	$0.0059
June 30, 2016	$0.0008	$0.0032
September 30, 2016	$0.0010	$0.0205
December 31, 2016	$0.0037	$0.0184
March 31, 2017	$0.0170	$0.0189
June 30, 2017	$0.0120	$0.0130
September 30, 2017	$0.0071	$0.0080
December 31, 2017	$0.0053	$0.0064

The closing bid price for our shares of common stock on March 26, 2018 was $0.015.

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

(B) HOLDERS

As of March 26, 2018, there were approximately 459 holders of the common stock on record with our transfer agent.

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

(D) RECENT ISSUANCES OF UNREGISTERED SECURITIES

In October 2017, one holder of our Series B Preferred Stock converted 33,334 series B preferred shares into 16,129,355 shares of our common stock at a conversion price of $0.00207 per share.

In December 2017, we issued a total of 7,500 shares of restricted common stock, valued at $92, relating to a December 2009 retainer agreement with our SEC attorney.

In December 2017, we awarded options to purchase 63,000,000 shares of our common stock to our management team and employees, exercisable at $0.0057 per share, expiring ten (10) years from the date of grant and vesting over a six-month period.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following is management’s discussion and analysis (“MD&A”) of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K

Our MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of our business conditions, results of operations, liquidity and capital resources and contractual obligations. We did not have any off balance sheet arrangements as of December 31, 2016 or 2017.

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

We generated all of our revenues of $274,137 for the year ended December 31, 2017, compared to $384,289 for the year ended December 31, 2016, from the sales of our security software products.

We have incurred substantial losses since our inception. Our management believes that our products provide a cost-effective and technologically competitive solution to address the problems of network security and identity theft in general. Guidance for the Federal Financial Institutions Examination Council (“FFIEC”) regulations include the requirement for solutions that have Two-Factor Out-of-Band Authentication and products that stop keylogging malware, real time, which our management believes our proprietary products uniquely and directly address. This guidance went into effect as of January 1, 2012. Based on this requirement in the latest FFIEC update (published in June 2011 with enforcement commencing in January 2012), we have recently experienced a growing increase in sales orders and inquiries. However, there can be no assurance that our products will continue to gain acceptance and continue to grow in the commercial marketplace or that one of our competitors will not introduce technically superior products.

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

Results of Operations

FOR THE YEAR ENDED DECEMBER 31, 2017 COMPARED TO THE YEAR ENDED DECEMBER 31, 2016

Revenues for the year ended December 31, 2017 were $274,137 compared to $384,289 for the year ended December 31, 2016, a decrease of $110,152 or 28.7%. The decrease in revenues was due to the decrease in our software, hardware, services, maintenance and support sales, and the longer lead cycle of our new channel partners to close deals. Software, services, support, and maintenance sales for the year ended December 31, 2017 were $273,038 compared to $381,009 for the year ended December 31, 2016, a decrease of $107,971. The decrease in software, services, support, and maintenance revenues was primarily due to the decrease in the sales and support of our software products and the longer lead cycle of our new channel partners to close deals. Hardware sales for the year ended December 31, 2017 were $1,099 compared to $3,280 for the year ended December 31, 2016, a decrease of $2,181. The decrease in hardware revenues was due to the decrease in sales of our one-time-password token key-fobs, as we move towards our phone based one-time-password.

Cost of revenues for the year ended December 31, 2017 was $12,504 compared to $6,363 for the year ended December 31, 2016, an increase of $6,141, or 96.5%. The increase resulted from the increase in third party processing fees related to our revenues. Cost of revenues as a percentage of total revenues for the year ended December 31, 2017 was 4.6% compared to 1.2% for the year ended December 31, 2016.

Gross profit for the year ended December 31, 2017 was $261,633 compared to $377,926 for the year ended December 31, 2016, a decrease of $116,293, or 30.8%. The decrease in gross profit was due to the decrease in our software, hardware, services, maintenance and support sales and the increase in our cost of revenues.

Research and development expenses for the year ended December 31, 2017 were $537,282 compared to $521,663 for the year ended December 31, 2016, an increase of $15,619, or 3.0%. The increase in research and development expenses was due to an overall increase in salaries and the testing of our mobile products, which required the purchase of peripherals for testing purposes. The salaries, benefits and overhead costs of personnel conducting research and development of our software products primarily comprises our research and development expenses.

Compensation, professional fees, and selling, general and administrative (collectively, “SGA”) expenses for the year ended December 31, 2017 were $2,118,054 compared to $2,298,883 for the year ended December 31, 2016, a decrease of $180,829 or 7.9%. The decrease was due primarily to a decrease in professional fees and warrant expense, offset by an increase in salaries and related payroll taxes resulting from salary increases and additional staffing. SG&A expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock options to employees and non-employees and other general corporate expenses.

Other income (expense) for the year ended December 31, 2017 was expense of ($830,575) as compared to income of $5,381,185 for the nine months ended December 31, 2016, representing a decrease in other income of $6,211,760, or 115%. The decrease was primarily due to the net settlement in the prior year of patent remediation litigation, which was settled in January 2016, slightly reduced by an increase in private placement costs and an increase in the fair value of derivative liabilities, offset by an increase in the extinguishment of derivative liabilities.

Our net income (loss) for the year ended December 31, 2017 was a net loss ($3,224,278) compared to a net income of $2,938,565 for the year ended December 31, 2016, a decrease in net income of $6,162,843, or 210%. The decrease was primarily due to the net settlement of patent remediation litigation in the prior year, which was settled in January 2016, slightly reduced by an increase in private placement costs and an increase in the fair value of derivative liabilities, offset by an increase in the extinguishment of derivative liabilities.

Liquidity and Capital Resources

Our total current assets at December 31, 2017 were $512,036, which included cash of $455,484, as compared with $965,404 in total current assets at December 31, 2016, which included cash of $804,130. Additionally, we had a stockholders’ deficit in the amount of $10,793,186 at December 31, 2017 compared to a stockholders’ deficit of $8,439,490 at December 31, 2016. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing.

We financed our operations during the year ended December 31, 2017 primarily through the first tranche, for $1,500,000, from a litigation funding agreement executed on September 6, 2017. In addition, we sold shares of Series B Preferred stock in January 2017 for $80,000.

Going Concern

We have yet to establish any history of profitable operations. For the year ended December 31, 2017, we incurred a loss from operations of $2,393,703, and at December 31, 2017, we had a stockholders’ deficit of $10,793,186. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2017 with respect to this uncertainty. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise, and future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.

At December 31, 2017, we had cash on hand in the amount of $455,484. Management estimates that the current funds on hand will be sufficient to continue operations through the next three months. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business. Currently, management is attempting to increase revenues and improve gross margins by a revised sales strategy. We are redirecting our sales focus from direct sales to domestic and international sales channel, where we are primarily selling through a channel of Distributors, Value Added Resellers, Strategic Partners and Original Equipment Manufacturers. While we believe in the viability of our strategy to increase revenues and in our ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to continually increase our customer base and realize increased revenues from recently signed contracts. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in the case of equity financing.

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

Please see pages F-1 through F-20.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

StrikeForce Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of StrikeForce Technologies, Inc. (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended December 31, 2017, the Company incurred a loss from operations and at December 31, 2017, had a stockholders' deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Weinberg & Company, P.A.

We have served as the Company’s auditor since 2015.

Los Angeles, California

March 30, 2018

STRIKEFORCE TECHNOLOGIES, INC.
BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS
Current Assets:
Cash	$455,484	$804,130
Accounts receivable, net	47,454	152,009
Prepaid expenses	9,098	9,265

Total current assets	512,036	965,404

Property and equipment, net	7,676	8,926
Other assets	20,485	22,539

Total Assets	$540,197	$996,869

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$935,979	$890,799
Convertible notes payable, net	1,438,100	1,447,100
Convertible notes payable - related parties	355,500	355,500
Current maturities of notes payable, net	1,713,824	1,703,824
Current maturities of notes payable - related parties	742,513	742,513
Accrued interest (including $1,145,941 and $939,654 due to related parties, respectively)	4,002,811	3,805,158
Contingent payment obligation	1,500,000	-
Derivative liabilities	623,195	262,185
Accrued expenses	9,521	9,539
Accrued salaries and payroll taxes	11,940	10,549
Due to factor	-	209,192

Total Current Liabilities	11,333,383	9,436,359

Stockholders' Deficit
Series A Preferred stock, no par value; 100 shares authorized;
3 shares issued and outstanding	987,000	987,000
Series B Preferred stock par value $0.10: 100,000,000 shares authorized;
70,001 and 50,001 shares issued and outstanding, respectively	7,000	5,000
Preferred stock series not designated par value $0.10: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.0001: 5,000,000,000 shares authorized;
2,335,843,241 and 2,319,683,886 shares issued and outstanding, respectively	233,584	231,970
Additional paid-in capital	25,522,331	24,655,363
Accumulated deficit	(37,543,101)	(34,318,823)

Total Stockholders' Deficit	(10,793,186)	(8,439,490)

Total Liabilities and Stockholders' Deficit	$540,197	$996,869

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2017	December 31, 2016

Revenue	$274,137	$384,289

Cost of revenue	12,504	6,363

Gross margin	261,633	377,926

Operating expenses:
Compensation	656,653	491,255
Professional fees	394,212	617,019
Selling, general and administrative expenses	1,067,189	1,190,609
Research and development	537,282	521,663

Total operating expenses	2,655,336	2,820,546

Loss from operations	(2,393,703)	(2,442,620)

Other income (expense):
Interest expense	(837,925)	(875,234)
Debt discount amortization	(4,000)	(34,293)
Private placement costs	(222,949)	-
Change in fair value of derivative liabilities	(320,888)	(92,997)
Extinguishment of derivative liabilities	557,827	819,831
Forgiveness of debt	86,712	-
Litigation settlement	-	9,750,000
Fees related to litigation settlement	-	(4,187,257)
Other income	119	1,135

Other income (expense), net	(741,104)	5,381,185

Income (loss) before income taxes	(3,134,807)	2,938,565

Income tax expense	71,693	-

Net income (loss)	(3,206,500)	2,938,565

Deemed dividend on convertible preferred stock	(17,778)	-

Net income (loss) attributable to common stockholders	$(3,224,278)	$2,938,565

Earnings (loss) per common share - basic and diluted
- Basic and diluted	$-	$-

Weighted average common shares outstanding
- Basic and diluted	2,323,630,612	1,855,338,114

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2017

	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2015	3	987,000	175,338	17,534	22,711,924	2,271	22,526,096	(37,257,388)	(13,724,487)

Fair value of common stock issued for services	-	-	-	-	154,905,000	15,491	170,668	-	186,159

Fair value of vested options	-	-	-	-	-	-	818,462	-	818,462

Common stock issued upon conversion of notes and interest	-	-	-	-	2,105,237,983	210,525	368,361	-	578,886

Common stock issued upon conversion of Series B preferred stock	-	-	(125,337)	(12,534)	35,703,979	3,570	8,964	-	-

Common stock issued upon exercise of options and warrants	-	-	-	-	1,125,000	113	537	-	650

Forgiveness of accrued officers salaries recorded as capital contribution	-	-	-	-	-	-	762,275	-	762,275

Net income	-	-	-	-	-	-	-	2,938,565	2,938,565

Balance at December 31, 2016	3	$987,000	50,001	$5,000	2,319,683,886	$231,970	$24,655,363	$(34,318,823)	$(8,439,490)

Sale of shares of series B preferred stock	-	-	53,334	5,333	-	-	74,667	-	80,000

Deemed dividend on convertible preferred stock	-	-	-	-	-	-	17,778	(17,778)	-

Fair value of common stock issued for services	-	-	-	-	30,000	3	541	-	544

Fair value of vested options	-	-	-	-	-	-	772,260	-	772,260

Common stock issued upon conversion of Series B preferred stock	-	-	(33,334)	(3,333)	16,129,355	1,611	1,722	-	-

Net loss	-	-	-	-	-	-	-	(3,206,500)	(3,206,500)

Balance at December 31, 2017	3	$987,000	70,001	$7,000	2,335,843,241	$233,584	$25,522,331	$(37,543,101)	$(10,793,186)

See accompanying notes to the financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31, 2017	December 31, 2016

Cash flows from operating activities:
Net income (loss)	$(3,206,500)	$2,938,565
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,618	5,231
Amortization of discount on notes payable	4,000	34,293
Discount on notes payable recorded as interest expense	371,000	353,473
Fair value of common stock issued for services	544	186,159
Fair value of vested options	772,260	818,462
Forgiveness of debt	(86,712)	-
Change in fair value of derivative liabilities	320,888	92,997
Private placement costs	222,949	-
Extinguishment of derivative liabilities	(557,827)	(819,831)
Changes in operating assets and liabilities:
Accounts receivable	104,555	(133,485)
Prepaid expenses	167	(4,533)
Accounts payable	45,180	(405,030)
Accrued expenses	(18)	(3,829)
Accrued interest	285,173	(66,556)
Accrued salaries and payroll taxes	1,391	(574,948)
Net cash provided by (used in) operating activities	(1,716,332)	2,420,968

Cash flows from investing activities:
Purchases of property and equipment	(3,314)	(7,918)

Cash flows from financing activities:
Proceeds from contingent payment obligation	1,500,000	-
Proceeds from convertible note payable	375,000	-
Proceeds from exercise of options and warrants	-	650
Proceeds from sale of Series B preferred stock	80,000	-
Proceeds from notes payable	-	75,000
Repayment of convertible notes payable	(384,000)	(687,738)
Repayment of notes payable	(200,000)	(1,033,985)
Net cash provided by (used in) financing activities	1,371,000	(1,646,073)

Net increase (decrease) in cash	(348,646)	766,977

Cash at beginning of the period	804,130	37,153

Cash at end of the period	$455,484	$804,130

Supplemental disclosure of cash flow information:
Interest paid	$89,310	$233,973
Income tax paid	71,318	3,092

Non-cash investing and financing activities:
Deemed dividend on convertible preferred stock	$17,778	$-
Note payable in exchange for due to factor and accrued interest	210,000	-
Common stock issued for conversion of debt and accrued interest	-	192,665
Forgiveness of accrued officers salaries recorded as capital contribution	-	762,275
Common stock issued for conversion of Series B preferred stock	3,333	12,534

See accompanying notes to the financial statements.

StrikeForce Technologies, Inc.

December 31, 2017 and 2016

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended December 31, 2017, the Company incurred a net loss of $3,224,278 and used cash in operating activities of $1,716,332, and at December 31, 2017, the Company had a stockholders’ deficit of $10,793,186. In addition, the Company is in default on notes payable and convertible notes payable in the aggregate amount of $2,539,336. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2017, the Company had cash on hand in the amount of $455,484. Management estimates that the current funds on hand will be sufficient to continue operations through the next three months. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan. Currently, management is attempting to increase revenues by redirecting its sales focus from direct sales to domestic and international sales channels, primarily selling through a channel of distributors, value added resellers, strategic partners and original equipment manufacturers. While the Company believes in the viability of its strategy to increase revenues, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to increase its customer base and realize increased revenues. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stock holders, in the case of equity financing.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding. At December 31, 2017, the allowance for doubtful accounts was $19,584. At December 31, 2016, there was no allowance for doubtful accounts. For the years ended December 31, 2017 and 2016, the Company recorded bad debt expense of $20,715 and $18,226, respectively.

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

Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations. Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2017 and 2016, the Company did not recognize any impairment for its property and equipment.

Long-lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. For the years ended December 31, 2017 and 2016, the Company did not recognize any such impairments.

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

Stock Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions, and for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board (FASB) whereas the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Options granted to non-employees are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

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

As of December 31, 2017 and 2016, the Company’s balance sheets included the fair value of derivative liabilities of $623,195 and $262,185, respectively, which were based on Level 2 measurements.

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

For the years ended December 31, 2017 and 2016, the dilutive impact of stock options exercisable into 259,000,001 and 196,000,001 shares of common stock, respectively, convertible Series B Preferred stock that can convert into 14,815,026 and 33,876,016 shares of common stock, respectively, and notes payable that can convert into 25 and 25 shares of common stock, respectively, have been excluded because their impact on the income and (loss) per share is anti-dilutive.

The following tables set forth the computation of basic and diluted earnings (loss) per share:

	Years ended December 31,
	2017	2016
Income (Loss) per share – Basic and Diluted:
Income (Loss) for the period	$(3,224,278)	$2,938,565
Series B convertible preferred stock deemed dividends	17,778	-
Net income (loss) attributable to common shareholders	(3,206,500)	2,938,565
Basic average common stock outstanding	2,323,630,612	1,855,338,114
Net earnings (loss) per share	$-	$-

Advertising, Sales and Marketing Costs

Advertising, sales and marketing costs are expensed as incurred and are included in sales and marketing expenses. For the years ended December 31, 2017 and 2016, advertising, sales and marketing expenses were $20,507 and $1,534, respectively.

Research and Development Costs

Costs incurred for research and development are expensed as incurred. The salaries, benefits, and overhead costs of personnel conducting research and development of the Company’s software products comprise research and development expenses. Purchased materials that do not have an alternative future use are also expensed.

For the years ended December 31, 2017 and 2016, research and development costs were $537,282 and $521,663, respectively.

Significant Concentrations

For the year ended December 31, 2017, sales to one customer comprised 55% of revenues. For the year ended December 31, 2016, sales to two customers comprised 39% and 39% of revenues, respectively. At December 31, 2017, four customers comprised 30%, 29%, 19% and 14% of accounts receivable, respectively. At December 31, 2016, one customer comprised 82% of accounts receivable.

The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.  At December 31, 2017 and 2016, the Company had cash deposits that exceeded the federally insured limit of $250,000.  The Company believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of the financial institution.

Segments

The Company operates in one segment for the development and distribution of our products.  In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.  Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue.  All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes.  Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying financial statements.

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

Note 2 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	December 31, 2017	December 31, 2016

Computer equipment	$78,769	$76,953

Computer software	38,404	36,907

Furniture and fixture	10,157	10,157

Office equipment	16,511	16,511

	143,841	140,528

Less accumulated depreciation	(136,165)	(131,602)

	$7,676	$8,926

Depreciation expense for the years ended December 31, 2017 and 2016 was $4,563 and $3,177, respectively.

Note 3 - Convertible Notes Payable

Convertible notes payable consisted of the following:

	December 31, 2017	December 31, 2016
Secured
(a) DART	$542,588	$542,588

Unsecured
(b) Convertible notes with fixed conversion features	895,512	910,512
(c) Convertible notes with adjustable conversion features	-	-
Total convertible notes	$1,438,100	$1,447,100

_________

(a)	At December 31, 2017 and December 31, 2016, $542,588 of notes payables are due to DART/Citco Global. The notes are convertible into shares of the Company’s common stock based on adjustable conversion prices, are secured by all of the Company’s assets, were due in 2010, and are currently in default. The adjustable conversion features of the notes are accounted for as derivative liabilities (see Note 8). DART/Citco Global did not process any conversions of notes into shares of common stock during the years ended December 31, 2017 or 2016. The Company has been in contact with the note holder who has indicated that it has no present intention of exercising its right to convert the debentures into shares of the Company's common stock. Under the terms of the secured debentures, the Company is restricted in its ability to issue additional securities as long as any portion of the principal or interest on the secured debentures remains outstanding. During the year ended December 31, 2017, the Company did not obtain DART/Citco Global’s written consent related to any of its financing agreements.

(b)	Convertible notes payable consisted of 13 unsecured convertible notes convertible at a fixed amount (“fixed convertible notes”) into 13 shares of the Company’s common stock, at fixed prices ranging from $1,950,000 to $9,750,000,000 per share, as defined in the agreements. The notes bear interest at 8% to 18% per annum, and were due on various dates from March 2008 to July 2015. All of the fixed convertible notes are currently in default and the Company is pursuing settlements with certain of the holders. During the year ended December 31, 2017, there were no additional notes issued and the Company repaid $9,000 of note principal.

At December 31, 2016, the balance of the accrued interest on the fixed convertible notes was $936,639. During the year ended December 31, 2017, the Company paid $11,500 of accrued interest and interest expense of $79,492 was accrued. At December 31, 2017, the balance of accrued interest on the fixed convertible notes was $1,004,631. During the year ended December 31, 2016, interest expense of $79,687 was accrued, $49,148 of accrued interest was forgiven and written-off, and $3,000 of accrued interest was paid.

(c)	At December 31, 2016, there were no convertible notes with adjustable conversion features outstanding. During the year ended December 31, 2017, the Company issued two convertible notes payable for an aggregate of $375,000, bearing interest at 10% per annum, and maturing through July 2018. Both notes were paid in full in September 2017, including $96,825 of accrued and premium interest. At the option of the holder, beginning seven months from the date issued, the notes were convertible into shares of common stock of the Company at a price per share discount of 42% of the lowest closing market price of the Company’s common stock for the twenty days preceding a conversion notice. As a result, the Company determined that the conversion feature of the convertible notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion feature as a derivative liability upon issuance. The Company determined that upon issuance of the convertible notes in June and July 2017, the initial fair value of the embedded conversion features was $597,949 (see Note 8), of which $375,000 was recorded as debt discount offsetting the face amount of the convertible notes, and the remainder of $222,949 was recorded as private placement costs. During the year ended December 31, 2017 the Company amortized $4,000 of the valuation discount and recorded the balance of $371,000 to interest expense when the convertible notes were paid off.

At December 31, 2017 and December 31, 2016, accrued interest due for all convertible notes was $1,004,631 and $936,639, respectively, and is included in accrued interest in the accompanying balance sheets. Interest expense for all convertible notes payable for the years ended December 31, 2017 and 2016 was $176,317 and $96,753, respectively.

Note 4 - Convertible Notes Payable – Related Parties

At December 31, 2017 and December 31, 2016, convertible notes payable - related parties consist of 12 convertible notes payable in the aggregate of $355,500. The notes are unsecured and have extended due dates of December 31, 2018. Six notes totaling $268,000 are due to the Company’s Chief Executive Officer, at a compounded interest rate of 8% per annum; two notes totaling $57,000 are due to the Company’s VP of Technology, interest at prime plus 2% and prime plus 4% per annum; and four notes totaling $30,000 are due to the spouse of the Company’s Chief Technology Officer at a compounded interest rate of 8% per annum. $33,000 of the notes are convertible at a fixed conversion price of $7,312,500 per share and $322,500 of the notes are convertible at a fixed conversion price of $9,750,000,000 per share, as defined in the note agreements.

At December 31, 2016, accrued interest due for the convertible notes – related parties was $437,305. During the year ended December 31, 2017, interest expense of $60,772 was accrued. At December 31, 2017, accrued interest due for the convertible notes – related parties was $498,077. During the year ended December 31, 2016, interest expense of $55,721 was accrued, and $9,417 of accrued interest due a former officer was forgiven and written-off.

Note 5 - Notes Payable

Notes payable consisted of the following:

	December 31, 2017	December 31, 2016

Unsecured
(a) Promissory notes	$413,824	$413,824
(b) Promissory notes – StrikeForce Investor Group	1,230,000	1,290,000
(c) Promissory note	70,000	-
Notes payable, current maturities	$1,713,824	$1,703,824

_________

(a)	Notes payable consists of various unsecured promissory notes with interest from 8% to 14% per annum. $413,824 of the notes were due on various dates from December 2011 to July 2017 and are currently in default, The Company is currently pursuing settlements with certain of the note holders. At December 31, 2017 and December 31, 2016, the balance due under these notes was $413,824.

At December 31, 2016, the balance of the accrued interest on the notes payable-various was $414,342. During the year ended December 31, 2017, $45,556 of interest expense was accrued. At December 31, 2017, accrued interest on the notes payable was $459,898. During the year ended December 31, 2016, $45,681 of interest expense was accrued, and $70,121 was forgiven and written-off.

(b)	Notes payable to StrikeForce Investor Group (SIG), made up of various investors with unsecured notes, interest at 10% per annum, originally due in 2011, and currently in default. At December 31, 2016, the balance of notes payable-SIG was $1,290,000. During the year ended December 31, 2017, one note holder assigned a delinquent note totaling $25,000, to an unrelated party, who agreed to extend payment of the note to February 2018. During the year ended December 31, 2017, the Company repaid $60,000 of principal and at December 31, 2017, the balance of notes payable-SIG was $1,230,000. The Company is currently pursuing extensions on the remaining delinquent notes.

At December 31, 2016, the balance of the accrued interest on the notes payable-SIG was $1,425,087. During the year ended December 31, 2017, $125,033 of interest expense was accrued, $71,639 of accrued interest was paid, and $86,140 of accrued interest was forgiven and written-off. At December 31, 2017, accrued interest on the notes payable-SIG was $1,392,341. During the year ended December 31, 2016, $141,995 of interest expense was accrued, and $10,000 of accrued interest was paid.

(c)	In July 2017, the Company executed an exchange agreement with a factor which transferred the amount due to the factor of approximately $209,000 into a promissory note for $210,000, non-interest bearing, and maturing on February 7, 2018. Per the terms of the note, the Company shall make seven payments as follows: $60,000 in August 2017 and $20,000 each from September through December 2017, which have been paid, $20,000 for January 2018 and $50,000 in February 2018. In the event of a default of the payment terms, the outstanding balance shall increase to 120% of the note balance. Additionally, if the note is not paid in full by the maturity date, the revised outstanding balance shall be convertible at the note holders option into shares of common stock of the Company at a price per share discount of 20% of the lowest trading market price of the Company’s common stock for the twenty days preceding a conversion notice. As of December 31, 2017, the balance due on the promissory note was $70,000. The remaining balance was paid off in 2018 (see Note 15).

At December 31, 2017 and December 31, 2016, accrued interest due for all notes payable above was $1,852,239 and $1,839,429, respectively, and is included in accrued interest in the accompanying balance sheets. Interest expense for notes payable for the years ended December 31, 2017 and 2016 was $170,589 and $190,478, respectively.

Note 6 - Notes Payable – Related Party

Notes payable- related party consist of 18 unsecured notes payable to the Company’s Chief Executive Officer ranging in interest rates of 0% per annum to 10% per annum. The notes are unsecured and have extended due dates of December 31, 2018. At December 31, 2017 and 2016, the balance due under these notes $742,513.

At December 31, 2016, accrued interest due for the notes payable – related party was $591,784. During the year ended December 31, 2017, interest expense of $56,080 was accrued. At December 31, 2017, accrued interest due for the notes payable – related party was $647,864. During the year ended December 31, 2016, interest expense of $56,233 was accrued, and accrued interest of $13,102 owed to a former officer was forgiven and written-off.

Note 7 - Contingent Payment Obligation

On September 6, 2017, the Company entered into a litigation funding agreement with Therium Inc. and VGL Capital, LLC (collectively the “Funders”). Under the agreement, the Company received $1,500,000 from the Funders to allow the Company to pursue patent enforcement actions against infringements of its patents (see Note 14). In exchange, the Funders are entitled to receive, after the payment of legal fees, the first $1,500,000 from the gross proceeds of any claims awarded, 10% of any additional claim proceeds until the Funders have received an additional $7,500,000, and 2.5% of any claim proceeds thereafter. The Funders shall be paid only in the event that the Company achieves recoveries of claim proceeds. The terms of the litigation funding agreement allow for additional funding of $1,500,000, between February 1, 2018 to January 31, 2019, which would require the Company to repay the funders an additional $5,000,000, plus a percentage of any claim proceeds thereafter.

Note 8 - Derivative Financial Instruments

At December 31, 2017, the Company had convertible promissory notes outstanding that are convertible into shares of common stock of the Company at the option of the holder at a price per share discount of 20% of the Company’s common stock market price, as defined in the note agreements. Also, in July 2017, the Company issued two convertible notes payable (see Note 3) that, at the option of the noteholder beginning seven months from the date issued, were convertible into shares of common stock of the Company at a price per share discount of 42% of the lowest closing market price of the Company’s common stock for the 20 days preceding a conversion notice. As a result, the Company determined that the conversion features of the convertible notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as a derivative liability. As the ultimate determination of shares to be issued upon conversion of these notes could exceed the current number of available authorized shares, the conversion features of these notes are recorded as a derivative liability. Accordingly, the conversion feature of the notes was separated from the host contract (i.e. the notes) and characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At December 31, 2016, the balance of the derivative liabilities was $262,185. During the year ended December 31, 2017, the Company recorded additions of $597,949 (see Note 3), an increase in fair value of derivatives of $320,888, and an extinguishment of $557,827. At December 31, 2017, the balance of the derivative liabilities was $623,195.

The derivative liability was valued at the following dates using a probability weighted Black-Scholes-Merton model with the following assumptions:

	December 31, 2017	September 6. 2017 (date extinguished)	June, July 2017 (dates issued)	December 31, 2016
Conversion feature:
Risk-free interest rate	0.18%	0.16%	0.16%	0.16%
Expected volatility	147%	150%	152%-157%	75%
Expected life (in years)	1 year	1 year	1 year	1 year
Expected dividend yield	-	-	-	-

Fair Value:
Conversion feature	$623,195	$557,827	$597,949	$262,185

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

Note 9 - Stockholders’ Deficit

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

Series A Preferred Stock

In 2011, the Company issued three shares of non-convertible Series A Preferred Stock valued at $329,000 per share, or $987,000 in aggregate to three members of the management team. The Series A Preferred Stock are convertible into four times the total number of common shares plus the total number of shares of Series B preferred stock issued and outstanding at the time of conversion and have voting rights equal to eighty percent of the total issued and outstanding shares of the Company's common stock. This effectively provided the management team, upon retention of their Series A Preferred Stock, voting control on matters presented to the shareholders of the Company. The shareholders of the Series A Preferred Stock have each irrevocably waived their conversion rights relating to the Series A Preferred Stock issued.

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

At December 31, 2016, there were 50,001 shares of Series B Preferred Shares outstanding. In January 2017, the Company sold two individuals 53,334 shares of its Series B Preferred Stock at $1.50 per share, or an aggregate of $80,000. The shares of Series B Preferred Stock are convertible into shares of the Company’s common stock at a 25% discount to current market value, as defined, with a minimum conversion price set by the Company's Board of Directors of $0.001 per share. The Series B Preferred Stock can be converted at any time into shares of common stock after twelve months from acceptance by the Company of the subscription agreements, but only once every 30 days. For the year ended December 31, 2017, the Company recorded a deemed dividend for the beneficial conversion feature of $17,778 relating to the issuance of the Series B Preferred Stock.

In October 2017, 33,334 shares of Series B Preferred Stock were converted into 16,129,355 shares of the Company’s common stock (See below) and at December 31, 2017, there were 70,001 shares of Series B Preferred Stock outstanding.

Common Stock

During the year ended December 31, 2017, the Company issued an aggregate of 16,159,355 shares of its common stock as follows:

•	The Company issued 30,000 shares of its common stock for services, valued at $544.

•	The Company issued 16,129,355 shares of its common stock in exchange for conversion of 33,334 shares of Series B Preferred Stock at a conversion price of $0.00207 per share.

During the year ended December 31, 2016, the Company issued an aggregate of 2,296,971,962 shares of its common stock as follows:

•	The Company issued 1,594,171,737 shares of its common stock in exchange for conversion of $143,123 of convertible note principal and $49,542 of accrued interest at conversion prices ranging from $0.000058 to $0.0013 per share. In addition, the Company issued 511,066,246 shares of common stock, with a fair value of $386,221, to the convertible note holders and recorded as additional interest expense.

•	The Company issued 125,000 shares of its common stock upon the exercise of 30 warrants for $150. In addition, the Company issued 154,875,000 shares of its common stock, with a fair value of $185,850, to the warrant holder as additional consideration for services and recorded in general and administrative expenses

•	The Company issued 30,000 shares of its common stock for services, valued at $309.

•	The Company issued 1,000,000 shares of its common stock for exercise of options at a price of $0.005 per share for $500.

•	The Company issued 35,703,979 shares of its common stock in exchange for conversion of 125,337 shares of Series B Preferred Stock at conversion prices ranging from $0.00383 to $0.00532 per share.

Capital Contribution

In January 2016, the Company’s officers forgave an aggregate total of $762,275 of accrued payroll due to them from the Company. The Company recorded the forgiveness of accrued payroll as a capital contribution.

Note 10 - Warrants

At December 31, 2017, the Company had no warrants outstanding. The table below summarizes the Company’s warrant activities for the period January 1, 2016 to December 31, 2016:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, January 1, 2016	30	$0.00024-9,750,000,000	$10,430,000

Granted	-	-	-
Canceled	(-)	-	-

Exercised	(30)	$0.00024	$8,382,915
Expired	(-)	$0.00024-9,750,000,000	$29,886,738
Balance, December 31, 2016	-	$-	$-

Vested and exercisable, December 31, 2016	-	$-	$-

Unvested, December 31, 2016	-	$-	$-

In April 2016, the Company executed a settlement agreement with an investor relating to outstanding warrant agreements issued in conjunction with convertible notes that were repaid by the Company in January 2016. Per the terms of the settlement, the investor processed a cashless exercise of 30 warrant shares into 125,000 shares of the Company’s common stock. The investor also received an additional 154,875,000 shares of the Company’s common stock valued at $185,850, for services (see Note 9).

Note 11 - Options

In November 2012, the stockholders approved the 2012 Stock Option Plan for our employees, effective January 3, 2013. The number of shares authorized for issuance under the plan was 100,000,000 and was increased to 400,000,000 in November 2017 by unanimous consent of the Board of Directors.

In September 2016, the Company issued options to purchase 196,000,000 shares of its common stock to its management team and employees with a total fair value of $1,568,000 determined using the Black-Scholes Option Pricing model. The options are exercisable at $0.00625 per share, vest in 6 months, and expire in September 2026.

In December 2017, the Company issued options to purchase 63,000,000 shares of its common stock to its management team and employees with a total fair value of $378,000 determined using the Black-Scholes Option Pricing model. The options are exercisable at $0.0057 per share, vest in 6 months, and expire in December 2027.

During the years ended December 31, 2017 and 2016, the Company recognized compensation costs of $772,260 and $818,462, respectively, based on the fair value of options that vested.

The table below summarizes the Company’s 2004 Incentive Plan and 2012 Stock Incentive Plan activities for the period January 1, 2016 to December 31, 2017:

	Number of Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, January 1, 2016	1,000,003	$0.0005-9,750,000,000	$2.00

Granted	196,000,000	$0.00625	$0.00625

Exercised	(1,000,000)	$0.0005	$0.0005

Expired	(2)	$9,750,000,000	$9,750,000,000

Balance, January 1, 2017	196,000,001	$0.00625- 2,242,500	$0.00625

Granted	63,000,000	$0.0057	$0.0057

Exercised	-	$-	$-

Expired	-	$-	$-

Balance, December 31, 2017	259,000,001	$0.0057- 2,242,500	$0.0062

Vested and exercisable, December 31, 2017	199,786,886	$0.0057- 2,242,500	$0.0062

Unvested, December 31, 2017	59,213,115	$0.0057	$0.0057

As of December 31, 2017, options to purchase an aggregate of 259,000,001 shares of common stock were outstanding under the 2012 Stock Incentive Plan and there were 140,999,999 shares remaining available for issuance. At December 31, 2017 and 2016, the intrinsic value of outstanding options was zero.

The following table summarizes information concerning 2004 Incentive plan and 2012 Stock Incentive Plan as of December 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$975,000,000	1	1.00	$975,000,000	1	1.00	$975,000,000

$0.0057	63,000,000	10.00	$0.0057	3,786,885	10.00	$0.0057

$0.00625	196,000,000	10.00	$0.00625	196,000,000	10.00	$0.00625

$0.00625 - 975,000,000	259,000,001	10.00	$0.00625	199,786,886	10.00	$0.00625

Note 12 - Other Income

The Company initiated patent litigation against an outside party in 2013. Mediation took place in May 2015 to discuss a potential settlement, and on January 15, 2016, the parties reached a settlement in the matter. As part of the settlement, the Company received a payment in January 2016 of $9,750,000 and incurred fees related to the settlement of $4,187,257.

Note 13 - Income Tax Provision

On December 22, 2017, the Tax Reform Act was signed into law which significantly changed U.S. tax law by, among other things, lowering the corporate income tax rate from 35% to 21%, effective January 1, 2018; allowing for the acceleration of expensing for certain business assets; requiring companies to pay a one-time transition tax on certain un-remitted earnings of foreign subsidiaries; and eliminating U.S. federal income tax on dividends from foreign subsidiaries. The Company has no tax provision for any period presented due to its history of operating losses. As of December 31, 2017, the Company had deferred tax assets of approximately $4,863,000, resulting from certain temporary differences and net operating loss (“NOL”) carry-forwards of approximately $21,375,000, which are available to offset future taxable income, if any, through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as management has determined that their realization is not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The income tax provision consists of the following for the year ended:

	December 31, 2017	December 31, 2016
Federal
Current	$71,693	$-
Deferred	-	-

State
Current	-	-
Deferred	-	-

Income tax provision	$71,693	$-

Components of deferred tax assets as of December 31, 2017 and 2016 are as follows:

	December 31, 2017	December 31, 2016
Net deferred tax assets – non-current:

NOL carry-forwards	$4,489,000	$6,369,000
Share-based compensation	374,000	342,000
Less valuation allowance	(4,863,000)	(6,711,000)

Deferred tax assets, net of valuation allowance	$-	$-

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the year ended December 31, 2017	For the year ended December 31, 2016

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

The Company’s operations are based in New Jersey and it is subject to Federal and New Jersey state income tax. Tax years after 2014 are open to examination by United States and state tax authorities.

The Company adopted accounting rules which address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under these rules, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. These accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2017, no liability for unrecognized tax benefits was required to be recorded.

Note 14 - Commitments and Contingencies

Leases

The Company operates from leased offices under a lease agreement through January 31, 2019. The Company paid a monthly base rent of $4,067 from February 2016 thru January 2017, $4,190 from February 2017 through January 2018, and will pay a monthly base rent of $4,316 from February 2018 thru January 2019.

Asset Sale and Licensing Agreement

On August 24, 2015, the Company entered into an agreement with Cyber Safety, Inc., a New York corporation (“Cyber Safety”) for Cyber Safety to license, and retain an option to purchase, the patents and Intellectual Property related to the GuardedID® and MobileTrust® software. Cyber Safety has the option to buy the Company’s GuardedID® patent for $9,000,000 that expires on September 30, 2020. The Company anticipates Cyber Safety will make the purchase by September 30, 2020. Cyber Safety will also resell the Company’s GuardedID® and MobileTrust® products, for which the Company will receive a royalty, while the Company retains an unlimited license to resell those products. Cyber Safety also licensed the Malware Suite until September 30, 2020 and agreed to pay the Company 15% to 20% of the net amount Cyber Safety receives from this product. During the years ended December 31, 2017 and 2016, the Company did not receive any royalty or license payments from Cyber Safety.

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

On December 4, 2017, StrikeForce Technologies, Inc. v. Trustwave Holdings, Inc., Civil Action No. 2:16-cv-03573-JMV-MF which was pending in the United States District Court for the District of New Jersey, was settled. Trustwave’s infringing sales were made as an OEM of Duo Security Incorporated. The Company agreed to dismiss its claims against Trustwave because they were essentially duplicative of its claims against Duo Security Incorporated pursuant to StrikeForce Technologies, Inc. v. Duo Security Incorporated, Civil Action No. 2:16-cv-03571.

Due to Factor

In March 2007, the Company entered into a sale and subordination agreement with a factoring firm whereby the Company sold its rights to two invoices, from February 2007 and March 2007, totaling $470,200 to the factor. Upon signing the agreement and providing the required disclosures, the factor remitted $197,450 to the Company. As of December 31, 2016, the balance due to the factor was $209,192 including interest. In July 2017, the Company executed an exchange agreement with the factor which transferred the amount due to the factor into a promissory note for $210,000, non-interest bearing, and maturing on February 7, 2018. The Company repaid the remaining balance owed on the promissory note by making payments of $20,000 in January 2018 and $50,000 in February 2018 (see Note 5).

Note 15 – Subsequent Events

Subsidiary Company

In December 2017, the Company formed a new subsidiary, BlockSafe Technologies, Inc. ("BlockSafe"). The Company owns 49% of BlockSafe, 31% is owned by executives of the Company, and the remaining 20% is owned by unrelated parties. Through December 31, 2017, BlockSafe was dormant and had no activity. BlockSafe will focus on providing security solutions to protect blockchain and cryptocurrencies. The Company will license its existing technologies to BlockSafe. In January 2018, BlockSafe executed two promissory notes for an aggregate of $147,000 with two unrelated parties, bearing interest at 8% per annum, unsecured, and maturing in January 2019. Per the terms of the promissory note, the note holder purchased 147,000 units of BlockSafe coins.

Term Sheet

In March 2018, the Company executed a term sheet with an investor firm whereby the firm would invest in the Company up to $130,000 in the form of a convertible promissory note, bearing interest at 10% per annum maturing twelve months from the date of issuance. Conversions would include a 42% discount to the price of the Company’s common stock, as defined.

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

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (CFO) of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2017. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the following material weaknesses:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the year ended December 31, 2017. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS.

The following sets forth our executive officers and/or Directors, their ages, and all offices and positions held with us.

Name	Age	Position
Mark L. Kay	69	Chief Executive Officer and Chairman of the Board of Directors
Philip E. Blocker	61	Chief Financial Officer
Ramarao Pemmaraju	57	Chief Technical Officer and Director
George Waller	60	Executive Vice President and Marketing Director

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

During fiscal 2017, our Board of Directors met twelve times. The Board of Directors also uses written resolutions to deal with certain matters and, during fiscal 2017 fifteen written resolutions were signed by a majority of the Directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent (10%) of our outstanding Common Stock, or the Reporting Persons, to file with the SEC initial reports of ownership on Form 3 and reports of changes in ownership of Common Stock on Forms 4 or 5. Such persons are required by SEC regulation to furnish us with copies of all such reports they file. Based solely on a review of Forms 3 and 4 furnished to us by the Reporting Persons or prepared on behalf of the Reporting Persons by the Company, the Company believes that the Reporting Persons have complied with reporting requirements applicable to them.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of StrikeForce during the years ended December 31, 2017 and 2016, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during 2017 and 2016. The foregoing persons are collectively referred to in this Form 10-K as the “Named Executive Officers.” Compensation information is shown for the years ended December 31, 2017 and 2016:

Name/ Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Incentive Plan Option Awards (Vested) ($)	Securities Underlying Options/SARs ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Mark L. Kay
Chief Executive	2017	180,000	5,000	-	141,277	-	-	-	326,277
Officer	2016	146,000	5,769	-	150,330	-	-	89,182	391,281

George Waller
Executive	2017	180,000	5,000	-	141,277	-	-	-	326,277
Vice President	2016	146,000	5,769	-	150,330	-	-	77,086	379,185

Ramarao
Pemmeraju
Chief Technology	2017	180,000	5,000		141,277	-	-	-	326,277
Officer	2016	146,000	5,769	-	150,330	-	-	65,572	326,671

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

On July 31, 2010, Philip E. Blocker was appointed our Chief Financial Officer. Mr. Blocker is not our employee. He received fee payments of $4,175 in 2017 and no payment in 2016. Mr. Blocker received no option awards in 2017 or 2016.

Outstanding Option Awards at Year End

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested, and equity-incentive plan awards outstanding at December 31, 2017 for each Named Executive Officer and/or Director:

Outstanding Equity Awards At Fiscal Year-End Table

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mark L. Kay	1	-	-	$2,242,500	01/03/23	-	-	-	-
	36,000,000	-	-	$0.00625	09/28/26	-	-	-	-
	601,093	9,398,907	-	$0.0057	12/21/27	-	-	-	-

George Waller	1	-	-	$2,242,500	01/03/23	-	-	-	-
	36,000,000	-	-	$0.00625	09/28/26	-	-	-	-
	601,093	9,398,907	-	$0.0057	12/21/27	-	-	-	-

Ramarao Pemmaraju	1	-	-	$2,242,500	01/03/23	-	-	-	-
	36,000,000	-	-	$0.00625	09/28/26	-	-	-	-
	601,093	9,398,907	-	$0.0057	12/21/27	-	-	-	-

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

All Other Compensation Table

None.

Perquisites Table

None.

Director Compensation

All three of our directors were also our executive officers through December 31, 2017. Our directors did not receive any separate compensation for serving as such during fiscal 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Share Ownership of Certain Beneficial Owners

The following table sets forth certain information as of December 31, 2017, with respect to the shares of common stock beneficially owned by: (i) each director; (ii) each executive officer; (iii) all current executive officers (regardless of salary and bonus level) and directors as a group; and (iv) each person or entity known by us to beneficially own more than 5% of our outstanding common stock. The address for each director and executive officer is 1090 King Georges Post Road, Suite 603, Edison, New Jersey 08837. Unless otherwise indicated, the shareholders listed in the table below have sole voting and investment powers with respect to the shares indicated:

This table is based upon information obtained from our stock records.

NAME OF BENEFICIAL OWNER	AMOUNT OF OWNERSHIP (1)		PERCENTAGE OF CLASS(2) (excluding Preferred Stock (11))
Mark L. Kay	36,601,101	(3),(11)	1.4024%
Ramarao Pemmaraju	59,382,520	(4),(5),(11)	2.2753%
George Waller	47,901,641	(6),(7),(11)	1.8354%
All directors and executive officers as a group (3 persons)	143,885,262	(8)	5.5131%
NetLabs.com, Inc.	2	(9),(10)	0.00000008%

__________

(1)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 90 days from the date hereof.

(2)

Based on 2,335,843,241 shares of common stock outstanding as of December 31, 2017; also including 26 shares of common stock available upon the conversion of certain convertible loans, 15,066,984 shares of common stock available upon the conversion of Series B Preferred stock and 259,000,001 shares of common stock underlying options.

(3)

Includes 6 shares of common stock available upon the conversion of certain convertible loans valued at $9,750,000,000 per share for $240,000 of convertibles and $7,312,500,000 per share for $28,000 of convertibles, 1 share of common stock underlying vested ten-year options valued at $2,242,500 per share, 36,000,000 shares of common stock underlying vested ten-year options valued at $0.00625 per share and 601,093 shares of common stock underlying vested ten-year options valued at $0.0057 per share. Mark L. Kay, along with Ramarao Pemmaraju and George Waller each hold one share of Series A Preferred Shares which, collectively, allow the holders to vote up to 80% of the issued and outstanding shares of common and preferred stock; Mark Kay, along with Ramarao Pemmaraju and George Waller have irrevocably waived any conversion rights.

(4)

Includes 4 shares of common stock available upon the conversion of certain convertible loans valued at $9,750,000,000 per share for $25,000 of convertibles and $7,312,500,000 per share for $5,000 of convertibles 2 shares of common stock underlying vested ten-year options valued at $2,242,500 per share, 58,000,000 shares of common stock underlying vested ten-year options valued at $0.00625 per share and 1,382,513 shares of common stock underlying vested ten-year options valued at $0.0057 per share. Of the total shares, 22,300,551 shares, consisting of 4 shares of common stock available upon the conversion of certain convertible loans valued at $9,750,000,000 per share for $25,000 of convertibles and $7,312,500,000 per share for $5,000 of convertibles, 1 share of common stock underlying vested ten-year options valued at $2,242,500 per share, 22,000,000 shares of common stock underlying vested ten-year options valued at $0.00625 per share and 300,546 shares of common stock underlying vested ten-year options valued at $0.0057 per share, are in the name of Sunita Pemmaraju who is a family member of Ramarao Pemmaraju. Of the total shares, 480,874 shares, consisting of shares of common stock underlying vested ten-year options valued at $0.0057 per share, are in the name of Bhavani Pemmaraju who is a family member of Ramarao Pemmaraju. Mark L. Kay, along with Ramarao Pemmaraju and George Waller each hold one share of Series A Preferred Shares which, collectively, allow the holders to vote up to 80% of the issued and outstanding shares of common stock; Mark Kay, along with Ramarao Pemmaraju and George Waller have irrevocably waived any conversion rights.

(5)	Excludes shares owned by NetLabs.com, Inc. which is controlled by Ramarao Pemmaraju and another individual.

(6)	Shares are listed in the name of Katherine LaRosa who is a family member of George Waller.

(7)

Includes 1 share of common stock underlying vested ten-year options valued at $2,242,500 per share, 47,000,000 shares of common stock underlying vested ten-year options valued at $0.00625 per share and 901,639 shares of common stock underlying vested ten-year options valued at $0.0057 per share. Of the total shares, 11,300,546 shares, consisting of 11,000,000 shares of common stock underlying vested ten-year options valued at $0.00625 per share and 300,546 shares of common stock underlying vested ten-year options valued at $0.0057 per share, are in the name of Michael Waller who is a family member of George Waller. Mark Kay, along with Ramarao Pemmaraju and George Waller each hold one share of Series A Preferred Shares which, collectively, allow the holders to vote up to 80% of the issued and outstanding shares of common stock; Mark Kay, along with Ramarao Pemmaraju and George Waller have irrevocably waived any conversion rights.

(8)

Includes 10 shares of common stock available upon the conversion of certain convertible loans valued at $9,750,000,000 per share for $265,000 of convertibles and $7,312,500,000 per share for $33,000 of convertibles, 4 shares of common stock underlying vested ten-year options valued at $2,242,500 per share, 141,000,000 shares of common stock underlying vested ten-year options valued at $0.00625 per share and 2,885,245 shares of common stock underlying vested ten-year options valued at $0.0057 per share. Excludes the Series A Preferred Shares: Mark L. Kay, along with Ramarao Pemmaraju and George Waller, each hold one share of Series A Preferred Shares which, collectively, allow the holders to vote up to 80% of the issued and outstanding shares of common stock; Mark Kay, along with Ramarao Pemmaraju and George Waller, have irrevocably waived any conversion rights.

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

DESCRIPTION OF SECURITIES

Equity Incentive Plan Information

The following table sets forth as of December 31, 2017, the total number of shares of our common stock which may be issued upon the exercise of outstanding stock options and other rights under compensation plans approved by the shareholders, and under compensation plans not approved by the shareholders. The table also sets forth the weighted average purchase price per share of the shares subject to those options, and the number of shares available for future issuance under those plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	259,000,001		$0.00625	140,999,999
Equity compensation plans not approved by security holders	N/A	$	N/A	N/A
Total	259,000,001		$0.00625	140,999,999

2012 Stock Option Plan

In November 2012, the stockholders approved the 2012 Stock Option Plan for our employees, effective January 3, 2013. The number of shares authorized for issuance under the plan is 100,000,000.   The number of shares authorized for issuance under the Incentive Plan was increased to 200,000,000 in September 2016 by unanimous consent of the Board of Directors.   The number of shares authorized for issuance under the Incentive Plan was increased to 400,000,000 in November 2017 by unanimous consent of the Board of Directors.   In August 2015, we awarded options to purchase 1,000,000 shares of our common stock to an unrelated consultant, exercisable at $0.0005 per share, expiring two years from the date of grant, and vesting over a four-month period. In December 2016, the consultant processed an exercise of 1,000,000 stock option shares into 1,000,000 shares of our common stock, valued at $4,000, for a $500 payment, received in January 2017.   In September 2016, we awarded options to purchase 196,000,000 shares of our common stock to our management team and employees, exercisable at $0.00625 per share, expiring ten (10) years from the date of grant and vesting over a six-month period.   In December 2017, we awarded options to purchase 63,000,000 shares of our common stock to our management team and employees, exercisable at $0.0057 per share, expiring ten (10) years from the date of grant and vesting over a six-month period.

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

In January 2017, we sold subscriptions to two individuals for the purchase of 53,334 shares of its Series B Preferred Stock at $1.50 per share, or an aggregate of $80,000. The shares of Series B Preferred Stock are convertible into shares of our common stock at a 25% discount to current market value, as defined, with a minimum conversion price set by our Board of Directors of $0.001 per share. The Series B Preferred Stock can be converted at any time into shares of common stock after twelve months from acceptance by us of the subscription agreements, but only once every 30 days. For the year ended December 31, 2017, we recorded a deemed dividend for the beneficial conversion feature of $17,778 relating to the issuance of the Series B Preferred Stock.

In October 2017, one holder of our Series B Preferred Stock converted 33,334 series B preferred shares into 16,129,355 shares of our common stock at a conversion price of $0.00207 per share.

As of December 31, 2017, there were 70,001 shares of Series B Preferred Stock issued and outstanding, 53,334 of which convert to common shares at a 25% market discount and 16,667 of which convert to common shares at a 30% market discount.

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

Block Safe Technologies, Inc.

Block Safe Technologies, Inc. was formed as an initially wholly owned subsidiary on December 1, 2017 in the State of Wyoming. BlockSafe Technologies® (the name accepted as registered on January 10, 2018) is in the business of providing total cyber security solutions and is the licensee from the Company of our desktop anti-malware product called “GuardedID®” and a one of a kind mobile application called “MobileTrust®”. BlockSafe Technologies® is intended to be developed as an enterprise focusing on using our license technology in the field of cyrptocurrency and its use of blockchains. No revenues have been generated to date as BlockSafe Technologies® is still in the developmental stage. At present, we hold 49% of the issued and outstanding BlockSafe Technologies® common stock, with Mark L. Kay, Ramarao Pemmaraju, and, George Waller each a member of the BlockSafe Technologies® Advisory Board and individually holding 10.3% of the issued and outstanding common stock each, for a combined total of 31%. Mark L. Kay is currently the sole member of the Board of Directors but does not serve as an officer. There can be no assurances on the success of this project or any profitability arising from BlockSafe Technologies®.

RELATED PARTY CONVERTIBLE NOTES

At December 31, 2017 and December 31, 2016, convertible notes payable - related parties consist of 12 convertible notes payable in the aggregate of $355,500. The notes are unsecured and have extended due dates of December 31, 2018. Six notes totaling $268,000 are due to our Chief Executive Officer, at a compounded interest rate of 8% per annum; two notes totaling $57,000 are due to our VP of Technology, interest at prime plus 2% and prime plus 4% per annum; and four notes totaling $30,000 are due to the spouse of our Chief Technology Officer at a compounded interest rate of 8% per annum. $33,000 of the notes are convertible at a fixed conversion price of $7,312,500 per share and $322,500 of the notes are convertible at a fixed conversion price of $9,750,000,000 per share, as defined in the note agreements.

At December 31, 2016, accrued interest due for the convertible notes – related parties was $437,305. During the year ended December 31, 2017, interest expense of $60,772 was accrued. At December 31, 2017, accrued interest due for the convertible notes – related parties was $498,077. During the year ended December 31, 2016, interest expense of $55,721 was accrued, and $9,417 of accrued interest due a former officer was forgiven and written-off.

RELATED PARTY PROMISSORY NOTES

Notes payable- related party consist of 18 unsecured notes payable to our Chief Executive Officer ranging in interest rates of 0% per annum to 10% per annum. The notes are unsecured and have extended due dates of December 31, 2018. At December 31, 2017 and 2016, the balance due under these notes $742,513.

At December 31, 2016, accrued interest due for the notes payable – related party was $591,784. During the year ended December 31, 2017, interest expense of $56,080 was accrued. At December 31, 2017, accrued interest due for the notes payable – related party was $647,864. During the year ended December 31, 2016, interest expense of $56,233 was accrued, and accrued interest of $13,102 owed to a former officer was forgiven and written-off.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees billed by Weinberg & Company, P.A. for the fiscal years ended December 31, 2017 and 2016 related to the Company’s audit services were approved by the Audit Committee and paid by the Company.

The following table shows the audit fees incurred for fiscal year 2017 and 2016:

	2017	2016
Audit fees (1)	$72,500	$67,500
Audit related fees (2)	-	-
Tax fees (3)	-	-
Total	$72,500	$67,500

__________

(1)	Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firm in connection with engagements for those years and services that are normally provided by our independent registered public accounting firm in connection with statutory audits and SEC regulatory filings or engagements.

(2)	Audit-Related Fees – This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

(3)	Tax Fees – This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

The Board of Directors has reviewed and discussed with the our management and independent registered public accounting firm our audited financial statements contained in our Annual Report on Form 10-K for our 2017 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in our Annual Report on Form 10-K for our 2017 fiscal year for filing with the SEC.

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

The Board pre-approved all fees described above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of StrikeForce Technologies, Inc.(1)
3.2	By-laws of StrikeForce Technologies, Inc. (1)
3.3	Amended By-laws of StrikeForce Technologies, Inc. (2)
3.4	Amended By-laws of StrikeForce Technologies, Inc. (19)
3.5	Articles of Amendment of StrikeForce Technologies, Inc. (2)
3.6	Amendments to Articles of Incorporation (6)
3.7	Amendments to Articles of Incorporation (7)
3.8	Registration of Classes of Securities (8)
3.9	Amendments to Articles of Incorporation (9)
3.10	Registration of Classes of Securities (10)
3.11	Amendments to Articles of Incorporation (11)
3.12	Registration of Classes of Securities (12)
3.13	Amendments to Articles of Incorporation (13)
3.14	Amendments to Articles of Incorporation (14)
3.15	Amendments to Articles of Incorporation (15)
3.16	Amendments to Articles of Incorporation (16)
10.1	Employment Agreement dated as of May 20, 2003, by and between StrikeForce Technologies, Inc. and Mark L. Kay. (1)
10.2	Irrevocable Waiver of Conversion Rights of Mark L. Kay (4)
10.3	Irrevocable Waiver of Conversion Rights of Ramarao Pemmaraju (4)
10.4	Irrevocable Waiver of Conversion Rights of George Waller (4)
10.5	CFO Consultant Agreement with Philip E. Blocker (4)
10.6	2012 Stock Option Plan (5)
10.7	Asset Purchase Agreement between StrikeForce Technologies, Inc. and Cyber Safety, Inc., dated August 24, 2015 (7)
10.8	Amendment to the Asset Purchase Agreement and Distributor and Reseller Agreement between StrikeForce Technologies, Inc. and Cyber Safety, Inc. (18)
10.9	Execution of Litigation Funding Agreement (20)
21	Subsidiaries (3)
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
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

_____________

(1)	Filed as an exhibit to the Registrant’s Form SB-2 dated as of May 11, 2005 and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Form 8-K dated February 4, 2011 and incorporated herein by reference.
(3)	Filed herewith.
(4)	Filed as an exhibit to the Registrant’s Form S-1/A dated July 31, 2012 and incorporated herein by reference.
(5)	Filed in conjunction with the Registrant’s Form 14A filed October 5, 2012 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Form 8-K dated February 5, 2013 and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Form 8-K dated May 14, 2013 and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Form 8-A dated July 29, 2013 and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Form 8-K dated August 22, 2013 and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Form 8-A dated October 3, 2013 and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Form 8-K dated October 3, 2013 and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant’s Form 8-A dated December 31, 2013 and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s Form 8-K dated December 31, 2013 and incorporated herein by reference.
(14)	Filed as an exhibit to the Registrant’s Form 8-K dated March 18, 2014 and incorporated herein by reference.
(15)	Filed as an exhibit to the Registrant’s Form 8-K dated December 22, 2014 and incorporated herein by reference.
(16)	Filed as an exhibit to the Registrant’s Form 8-K dated February 13, 2015 and incorporated herein by reference.
(17)	Filed as an exhibit to the Registrant’s Form 8-K dated August 28, 2015 and incorporated herein by reference.
(18)	Filed as an exhibit to the Registrant’s Form 8-K dated February 2, 2016 and incorporated herein by reference.
(19)	Filed as an exhibit to the Registrant’s Form 8-K dated May 19, 2017 and incorporated herein by reference.
(20)	Filed as an exhibit to the Registrant’s Form 8-K dated September 11, 2017 and incorporated herein by reference.

ITEM 16. FORM 10-K SUMMARY

Not applicable

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRIKEFORCE TECHNOLOGIES, INC.

Dated: March 30, 2018	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: March 30, 2018	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark L. Kay	Director	March 30, 2018
Name: Mark L. Kay

/s/ Ramarao Pemmaraju	Director	March 30, 2018
Name: Ramarao Pemmaraju

/s/ George Waller	Director	March 30, 2018
Name: George Waller

