Form 10-Q
period 2018-03-31
StrikeForce Technologies Inc.
filed 2018-05-21
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 16, 2018
Common stock, $0.0001 par value	2,335,850,741

Indicate the number of shares outstanding of each of the issuer’s classes of preferred stock, as of the latest practicable date.

Class	Outstanding at May 16, 2018
Preferred stock, Series A, no par value	3

Class	Outstanding at May 16, 2018
Preferred stock, Series B, $0.10 par value	70,001

Transitional Small Business Disclosure Format Yes ☐ No ☒

Documents Incorporated By Reference

None

STRIKEFORCE TECHNOLOGIES, INC.

INDEX TO FORM 10-Q FILING

MARCH 31, 2018

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

General

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that can be expected for the year ending December 31, 2018.

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$387,968	$455,484
Accounts receivable, net	28,817	47,454
Prepaid expenses	11,430	9,098

Total current assets	428,215	512,036

Property and equipment, net	6,647	7,676
Other assets	19,972	20,485

Total Assets	$454,834	$540,197

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$877,566	$935,979
Convertible notes payable (net of discount of $125,726 and $0, respectively;
$1,438,100 in default at March 31, 2018 and December 31, 2017 , respectively)	1,442,374	1,438,100
Convertible notes payable - related parties	355,500	355,500
Notes payable (net of discount of $333,764 and $0, respectively;
$1,638,824 in default at March 31, 2018 and December 31, 2017, respectively)	1,702,060	1,713,824
Notes payable - related parties, net of discount of $32,110 and $0, respectively	750,403	742,513
Accrued interest (including $1,175,378 and $1,145,941 due to related parties, respectively)	4,092,702	4,002,811
Contingent payment obligation	1,500,000	1,500,000
Financing obligation	437,000	-
Derivative liabilities	642,201	623,195
Accrued expenses	-	9,521
Accrued salaries and payroll taxes	-	11,940

Total Current Liabilities	11,799,806	11,333,383

Commitments and contingencies

Stockholders' Deficit
Series A Preferred stock, no par value; 100 shares authorized;
3 shares issued and outstanding	987,000	987,000
Series B Preferred stock par value $0.10: 100,000,000 shares authorized;
70,001 and 70,001 shares issued and outstanding, respectively	7,000	7,000
Preferred stock series not designated par value $0.10: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.0001: 5,000,000,000 shares authorized;
2,335,850,741 and 2,335,843,241 shares issued and outstanding, respectively	233,585	233,584
Additional paid-in capital	25,708,315	25,522,331
Accumulated deficit	(38,162,569)	(37,543,101)
Total StrikeForce Technologies, Inc. stockholders' deficit	(11,226,669)	(10,793,186)
Noncontrolling interest in consolidated subsidiary	(118,303)	-

Total Stockholders' Deficit	(11,344,972)	(10,793,186)

Total Liabilities and Stockholders' Deficit	$454,834	$540,197

See accompanying notes to the condensed consolidated financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(Unaudited)	(Unaudited)

Revenue	$64,693	$83,869

Cost of revenue	6,754	2,626

Gross margin	57,939	81,243

Operating expenses:
Compensation	157,934	148,049
Professional fees	190,531	63,035
Selling, general and administrative expenses	264,216	841,387
Research and development	123,750	125,031

Total operating expenses	736,431	1,177,502

Loss from operations	(678,492)	(1,096,259)

Other income (expense):
Interest expense	(166,236)	(90,458)
Debt discount amortization	(4,274)	-
Private placement costs	(194,016)	-
Change in fair value of derivative liabilities	305,010	(208,908)
Other income	237	16

Other income (expense), net	(59,279)	(299,350)

Net loss	(737,771)	(1,395,609)
Net loss attributable to noncontrolling interest	118,303	-

Net loss attributable to common shareholders of StrikeForce Technologies, Inc.	$(619,468)	$(1,395,609)

Earnings (loss) per common share - basic and diluted
-Basic and diluted	$-	$-

Weighted average common shares outstanding
-Basic and diluted	2,335,845,741	2,319,686,386

See accompanying notes to the condensed consolidated financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(Unaudited)

	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at December 31, 2017	3	$987,000	70,001	$7,000	2,335,843,241	$233,584	$25,522,331	$(37,543,101)	$-	$(10,793,186)

Fair value of common stock issued for services	-	-	-	-	7,500	1	81	-		82

Fair value of vested options	-	-	-	-	-	-	185,903	-		185,903

Net loss	-	-	-	-	-	-	-	(619,468)	(118,303)	(737,771)

Balance at March 31, 2018 (unaudited)	3	$987,000	70,001	$7,000	2,335,850,741	$233,585	$25,708,315	$(38,162,569)	$(118,303)	$(11,344,972)

See accompanying notes to the condensed consolidated financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2018	March 31, 2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(737,771)	$(1,395,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,542	1,675
Amortization of discount on notes payable	75,400	-
Fair value of common stock issued for services	82	236
Fair value of vested options	185,903	749,538
Change in fair value of derivative liabilities	(305,010)	208,908
Private placement costs	194,016	-
Beneficial conversion feature of preferred B stock	-	17,778
Changes in operating assets and liabilities:
Accounts receivable	18,637	(32,595)
Prepaid expenses	(2,332)	2,196
Accounts payable	(58,413)	(25,900)
Accrued expenses	(9,521)	(9,539)
Accrued interest	89,891	18,818
Accrued salaries and payroll taxes	(11,940)	(10,549)
Net cash used in operating activities	(559,516)	(475,043)

Cash flows from financing activities:
Proceeds from convertible note payable	130,000	-
Proceeds from notes payable	397,000	-
Proceeds from note payable - related parties	40,000	-
Repayment of notes payable	(75,000)	(40,000)
Proceeds from sale of Series B preferred stock	-	80,000
Repayment of convertible notes payable	-	(6,500)

Net cash provided by financing activities	492,000	33,500

Net increase (decrease) in cash	(67,516)	(441,543)

Cash at beginning of the period	455,484	804,130

Cash at end of the period	$387,968	$362,587

Supplemental disclosure of cash flow information:
Interest paid	$5,000	$71,639
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing transactions
Fair value of derivative created upon issuance of convertible debt recorded as debt discount	$130,000	$71,639
Fair value of financing obligation recorded as debt discount	$437,000	$-
Net loss attributable to noncontrolling interest	$118,303	$-

See accompanying notes to the condensed consolidated financial statements.

March 31, 2018 and 2017

Notes to the Condensed Consolidated Financial Statements

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

Basis of Presentation-Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2018. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2017 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the SEC on March 30, 2018.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the three months ended March 31, 2018, the Company incurred a net loss attributable to common shareholders of $619,468 and used cash in operating activities of $559,516, and at March 31, 2018, the Company had a stockholders’ deficit of $11,344,972. In addition, the Company is in default on notes payable and convertible notes payable in the aggregate amount of $3,076,924. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2017 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At March 31, 2018, the Company had cash on hand in the amount of $387,968. In April 2018, the Company executed a convertible note payable for $135,000 and received a net disbursement of $130,000. Management estimates that the current funds on hand will be sufficient to continue operations through the next three months. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan. Currently, management is attempting to increase revenues by redirecting its sales focus from direct sales to domestic and international sales channels, primarily selling through a channel of distributors, value added resellers, strategic partners and original equipment manufacturers. While the Company believes in the viability of its strategy to increase revenues, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to increase its customer base and realize increased revenues. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stock holders, in the case of equity financing.

BlockSafe Technologies, Inc.

In December 2017, the Company formed a subsidiary, BlockSafe Technologies, Inc. (“BlockSafe”). BlockSafe is owned 49% by the Company and 31% by three executive officers of the Company, which combined represents an 80% controlling interest in BlockSafe. BlockSafe plans to focus on providing security solutions to protect blockchain and cryptocurrencies. Additionally, BlockSafe plans to create its own cryptocurrency tokens. During the three months ended March 31, 2018, BlockSafe received $437,000 from the issuance of unsecured notes payable (see Notes 4 and 5). As of March 31, 2018, BlockSafe had no operating activities and no cryptocurrency tokens have been developed. There is no assurance as to whether, or at what amount, or on what terms, tokens will be available, if ever. Moreover, there can be no assurance how such technology will function, which could expose the Company to legal and regulatory issues. In addition, legal and regulatory developments could render the technology impermissible, which could have a material adverse effect on the Company.

Principles of Consolidation

The condensed consolidated unaudited financial statements include the accounts of the Company and its controlled subsidiary, BlockSafe. Intercompany balances and transactions have been eliminated in consolidation.

At March 31, 2018, noncontrolling interests represents 51% of BlockSafe that the Company does not directly own.

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

Revenue Recognition

In 2014, the FASB issued guidance on revenue recognition (“ASC 606”), with final amendments issued in 2016. The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying the Company’s performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients. The Company has concluded that the new guidance did not require any significant change to its revenue recognition processes.

The Company’s revenue consists of revenue from sales and support of our software products.

Revenue primarily consists of sales of software licenses of our ProtectID®, GuardedID® and MobileTrust® products. We recognize revenue from these arrangements ratably over the contractual service period. For service contracts, the Company’s performance obligations are satisfied, and the related revenue is recognized, as services are rendered.

The Company offers no discounts, rebates, rights of return, or other allowances to clients which would result in the establishment of reserves against service revenue. Additionally, to date, the Company has not incurred incremental costs in obtaining a client contract.

The Company adopted the guidance of ASC 606 on January 1, 2018, and the implementation of ASC 606 did not have a material impact on the Company’s consolidated financial statements.

Cost of revenue includes direct costs and fees related to the sale of our products.

The following table presents our revenue disaggregated by major product and service lines:

	Three Months Ended
	March 31, 2018 (Unaudited)	March 31, 2017 (Unaudited)
Software	$56,889	$52,507
Service	7,804	31,362
Total revenue	$64,693	$83,869

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

As of March 31, 2018 and December 31, 2017, the Company’s balance sheets included the fair value of derivative liabilities of $642,201 and $623,195, respectively, which were based on Level 2 measurements.

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

For the three months ended March 31, 2018 and 2017, the dilutive impact of stock options exercisable into 259,000,001 and 196,000,001 shares of common stock, respectively, convertible Series B Preferred stock that can convert into 6,045,987 and 7,964,162 shares of common stock, respectively, and notes payable that can convert into 19,714,918 and 25 shares of common stock, respectively, have been excluded because their impact on the income and (loss) per share is anti-dilutive.

The following tables set forth the computation of basic and diluted earnings (loss) per share:

	Three months ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Income (Loss) per share – Basic and Diluted:
Income (Loss) for the period	$(737,771)	$(1,395,609)
Net (income) loss attributable to noncontrolling interest	118,303	-
Net income (loss) attributable to common shareholders	(619,468)	(1,395,609)
Basic average common stock outstanding	2,335,845,741	2,319,686,386
Net earnings (loss) per share	$-	$-

Concentrations

For the three months ended March 31, 2018, sales to three customers comprised 61%, 22% and 11% of revenues, respectively. For the three months ended March 31, 2017, sales to three customers comprised 44%, 21% and 18% of revenues, respectively. At March 31, 2018, three customers comprised 41%, 27% and 19% of accounts receivable, respectively. At December 31, 2017, four customers comprised 30%, 29%, 19% and 14% of accounts receivable, respectively.

The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits. At March 31, 2018 and December 31, 2017, the Company had cash deposits that exceeded the federally insured limit of $250,000. The Company believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of the financial institution.

Segments

The Company operates in one segment for the development and distribution of our software products. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying financial statements.

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

Note 2 - Convertible Notes Payable

Convertible notes payable consisted of the following:

	March 31, 2018	December 31, 2017
Secured
(a) DART, in default	$542,588	$542,588

Unsecured
(b) Convertible notes with fixed conversion features, in default	895,512	895,512
(c) Convertible notes with adjustable conversion features	130,000	-
Debt discount	(125,726)	-
Total convertible notes	$1,442,374	$1,438,100

______________

(a)	At March 31, 2018 and December 31, 2017, $542,588 of notes payables are due to DART/Citco Global. The notes are convertible into shares of the Company’s common stock based on adjustable conversion prices, are secured by all of the Company’s assets, were due in 2010, and are currently in default. Beginning in 2009, the note holder agreed to the forbearance of any further interest on the notes payable to DART/Citco Global. The adjustable conversion features of the notes are accounted for as derivative liabilities (see Note 8). DART/Citco Global did not process any conversions of notes into shares of common stock during the three months ended March 31, 2018 or 2017. The Company has been in contact with the note holder who has indicated that it has no present intention of exercising its right to convert the debentures into shares of the Company's common stock. Under the terms of the secured debentures, the Company is restricted in its ability to issue additional securities as long as any portion of the principal or interest on the secured debentures remains outstanding. During the three months ended March 31, 2018, the Company did not obtain DART/Citco Global’s written consent related to any of its financing agreements.

(b)	Convertible notes payable consisted of 13 unsecured convertible notes convertible at a fixed amount (“fixed convertible notes”) into 13 shares of the Company’s common stock, at fixed prices ranging from $1,950,000 to $9,750,000,000 per share, as defined in the agreements. The notes bear interest at 8% to 18% per annum, and were due on various dates from March 2008 to July 2015. All of the fixed convertible notes are currently in default and the Company is pursuing settlements with certain of the holders. During the three months ended March 31, 2018, there were no additional notes issued and the Company repaid $9,000 of note principal.

At December 31, 2017, the balance of the accrued interest on the fixed convertible notes was $1,004,631. During the three months ended March 31, 2018, interest expense of $18,527 was accrued. At March 31, 2018, the balance of accrued interest on the fixed convertible notes was $1,023,158.

(c)	During the three months ended March 31, 2018, the Company issued one convertible note payable for an aggregate of $130,000, bearing interest at 10% per annum, and maturing through March 2019. At the option of the holder, the note is convertible into shares of common stock of the Company at a price per share discount of 58% of the lowest closing market price of the Company’s common stock for the twenty days preceding a conversion notice. As a result, the Company determined that the conversion feature of the convertible note was not considered indexed to the Company’s own stock and characterized the fair value of the conversion feature as a derivative liability upon issuance. The Company determined that upon issuance of the convertible note in March 2018, the initial fair value of the embedded conversion feature was $324,016 (see Note 8), of which $130,000 was recorded as debt discount offsetting the face amount of the convertible notes, and the remainder of $194,016 was recorded as private placement costs. During the three months ended March 31, 2018, debt discount amortization of $4,274 was recorded and interest expense of $427 was accrued.

At March 31, 2018 and December 31, 2017, accrued interest due for all convertible notes was $1,023,585 and $1,004,631, respectively, and is included in accrued interest in the accompanying balance sheets. Interest expense for all convertible notes payable for the three months ended March 31, 2018 and 2017 was $18,954 and $19,644, respectively.

Note 3 - Convertible Notes Payable – Related Parties

At March 31, 2018 and December 31, 2017, convertible notes payable - related parties consist of 12 convertible notes payable in the aggregate of $355,500. The notes are unsecured and have extended due dates of December 31, 2018. Six notes totaling $268,000 are due to the Company’s Chief Executive Officer, at a compounded interest rate of 8% per annum; two notes totaling $57,000 are due to the Company’s VP of Technology, interest at prime plus 2% and prime plus 4% per annum; and four notes totaling $30,000 are due to the spouse of the Company’s Chief Technology Officer at a compounded interest rate of 8% per annum. $33,000 of the notes are convertible at a fixed conversion price of $7,312,500 per share and $322,500 of the notes are convertible at a fixed conversion price of $9,750,000,000 per share, as defined in the note agreements.

At December 31, 2017, accrued interest due for the convertible notes – related parties was $498,077. During the three months ended March 31, 2018, interest expense of $14,978 was accrued. At March 31, 2018, accrued interest due for the convertible notes – related parties was $513,055.

Note 4 - Notes Payable

Notes payable consisted of the following:

	March 31, 2018	December 31, 2017
Unsecured
(a) Promissory notes-in default	$413,824	$413,824
(b) Promissory notes – StrikeForce Investor Group-in default	1,225,000	1,230,000
(c) Promissory note	-	70,000
(d) Promissory notes - BlockSafe	397,000	-
Debt discount	(333,764)	-
Notes payable, current maturities	$1,702,060	$1,713,824

____________

(a)	Notes payable consists of various unsecured promissory notes with interest from 8% to 14% per annum. $413,824 of the notes were due on various dates from December 2011 to July 2017 and are currently in default, The Company is currently pursuing settlements with certain of the note holders. At March 31, 2018 and December 31, 2017, the balance due under these notes was $413,824.

At December 31, 2017, the balance of the accrued interest on the notes payable-various was $459,898. During the three months ended March 31, 2018, $11,233 of interest expense was accrued. At March 31, 2018, accrued interest on the notes payable was $471,131.

(b)	Notes payable to StrikeForce Investor Group (SIG), made up of various investors with unsecured notes, interest at 10% per annum, originally due in 2011, and currently in default. At December 31, 2017, the balance of notes payable-SIG was $1,230,000. During the three months ended March 31, 2018, the Company repaid $5,000 of principal and at March 31, 2018, the balance of notes payable-SIG was $1,225,000. The Company is currently pursuing extensions on the remaining delinquent notes.

At December 31, 2017, the balance of the accrued interest on the notes payable-SIG was $1,392,341. During the three months ended March 31, 2018, $30,208 of interest expense was accrued and $5,000 of accrued interest was paid. At March 31, 2018, accrued interest on the notes payable-SIG was $1,417,549.

(c)	In July 2017, the Company executed an exchange agreement with a factor which transferred the amount due to the factor of approximately $209,000 into a promissory note for $210,000, non-interest bearing, and maturing on February 7, 2018. As of December 31, 2017, the balance due on the promissory note was $70,000. The remaining balance was paid off in January 2018, for $20,000, and February 2018, for $50,000.

(d)	During the three months ended March 31, 2018, BlockSafe issued an aggregate of $397,000 of unsecured promissory notes to eleven unrelated parties, bearing interest at 8% per annum, and maturing through March 2019. During the three months ended March 31, 2018, interest expense of $5,059 was accrued. Contemporaneously with the promissory notes, BlockSafe entered into an obligation to pay the same parties a fixed amount equal to the face amount of the promissory notes in tokens, as defined (see Note 6) as a financing obligation. The value of the financing obligation was determined to be $397,000 and was recorded as a liability and as a discount to the promissory notes. The discount will be amortized over the term of the promissory notes. During the three months ended March 31, 2018, interest expense of $63,236 was recorded for amortization of the discount. The balance of the unamortized discount at March 31, 2018 was $333,764.

At March 31, 2018 and December 31, 2017, accrued interest due for all notes payable above was $1,893,739 and $1,852,239, respectively, and is included in accrued interest in the accompanying balance sheets. Interest expense for notes payable for the three months ended March 31, 2018 and 2017 was $46,500 and $42,482, respectively.

Note 5 - Notes Payable – Related Parties

Notes payable- related parties consisted of the following:

	March 31, 2018	December 31, 2017
Unsecured
(a) Promissory notes	$742,513	$742,513
(b) Promissory notes - BlockSafe	40,000	-
Debt discount	(32,110)	-
Notes payable, current maturities	$750,403	$742,513

____________

(a)	18 unsecured notes payable to the Company’s Chief Executive Officer ranging in interest rates of 0% per annum to 10% per annum. The notes are unsecured and have extended due dates of December 31, 2018. At March 31, 2018 and December 31, 2017, the balance due under these notes was $742,513. At December 31, 2017, accrued interest due for the notes was $647,864. During the three months ended March 31, 2018, interest expense of $13,828 was accrued. At March 31, 2018, accrued interest due for the notes was $661,692.

(b)	During the three months ended March 31, 2018, BlockSafe issued one unsecured note payable, for $40,000, to a related executive of BlockSafe, bearing interest at 8% per annum and maturing on January 18, 2019. During the three months ended March 31, 2018, interest expense of $631 was accrued. Contemporaneously with the promissory note, BlockSafe entered into an obligation to pay the same party a fixed amount equal to the face amount of the promissory note in tokens, as defined (see Note 6) as a financing obligation. The value of the financing obligation was determined to be $40,000 and was recorded as a liability and as a discount to the promissory note. The discount will be amortized over the term of the promissory note. During the three months ended March 31, 2018, interest expense of $7,890 was recorded for amortization of the discount. The balance of the unamortized discount at March 31, 2018 was $32,110.

At December 31, 2017, accrued interest due for the notes payable – related parties was $647,864. During the three months ended March 31, 2018, interest expense of $14,459 was accrued. At March 31, 2018, accrued interest due for the notes payable – related parties was $662,323.

Note 6 – Financing Obligation

Between January 2018 and March 2018, BlockSafe issued 12 promissory notes payable aggregating $437,000 (including one note for $40,000 to a related party) (see Notes 4 and 5). The notes mature one year from the date of issuance, are unsecured, and bear interest at 8% per annum. As part of each promissory note agreement BlockSafe agreed to pay a financing obligation to the note holders equal to the note principal in cryptocurrency tokens to be issued by BlockSafe. At March 31, 2018 and through the date of filing, BlockSafe has not developed or issued any tokens and there is no assurance as to whether, or at what amount, or on what terms, tokens will be available to be issued, if ever. Nonetheless, management determined an obligation is bundled with the note agreements and determined that 100% of the face amount of the promissory notes, or $437,000, is probable of being settled. Accordingly, the Company recorded a liability for $437,000 as a financing obligation.

Note 7 – Contingent Payment Obligation

On September 6, 2017, the Company entered into a litigation funding agreement with Therium Inc. and VGL Capital, LLC (collectively the “Funders”). Under the agreement, the Company received $1,500,000 from the Funders to allow the Company to pursue patent enforcement actions against infringements of its patents (see Note 11). In exchange, the Funders are entitled to receive, after the payment of legal fees, the first $1,500,000 from the gross proceeds of any claims awarded, 10% of any additional claim proceeds until the Funders have received an additional $7,500,000, and 2.5% of any claim proceeds thereafter. The Funders shall be paid only in the event that the Company achieves recoveries of claim proceeds. The terms of the litigation funding agreement allow for additional funding of $1,500,000, between February 1, 2018 to January 31, 2019, which would require the Company to repay the funders an additional $5,000,000, plus a percentage of any claim proceeds thereafter. At March 31, 2018 and December 31, 2017, the Company has reflected the $1,500,000 as a contingent payment obligation to be paid only if claim proceeds are recovered.

Note 8 – Derivative Financial Instruments

At March 31, 2018, the Company had convertible promissory notes outstanding that are convertible into shares of common stock of the Company at the option of the holder at a price per share discount of 20% of the Company’s common stock market price, as defined in the note agreements. Also, in March 2018, the Company issued a convertible note payable (see Note 2) that was convertible into shares of common stock of the Company at a price per share discount of 58% of the lowest closing market price, a 42% discount, of the Company’s common stock for the 20 days preceding a conversion notice. As a result, the Company determined that the conversion features of the convertible notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as a derivative liability. As the ultimate determination of shares to be issued upon conversion of these notes could exceed the current number of available authorized shares, the conversion features of these notes are recorded as a derivative liability. Accordingly, the conversion feature of the notes was separated from the host contract (i.e. the notes) and characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At December 31, 2017, the balance of the derivative liabilities was $623,195. During the three months ended March 31, 2018, the Company recorded additions of $324,016 related to the conversion features of notes issued during the period (see Note 2) and a decrease in fair value of derivatives of $305,010. At March 31, 2018, the balance of the derivative liabilities was $642,201.

The derivative liability was valued at the following dates using a probability weighted Black-Scholes-Merton model with the following assumptions:

	March 31, 2018	March 19, 2018 (date issued)	December 31, 2017
Conversion feature:
Risk-free interest rate	0.21%	0.21%	0.18%
Expected volatility	140%	138%	147%
Expected life (in years)	1 year	1 year	1 year
Expected dividend yield	-	-	-

Fair Value:
Conversion feature	$642,201	$324,016	$623,195

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

Note 9 – Stockholders’ Deficit

Common Stock

During the three months ended March 31, 2018, the Company issued an aggregate of 7,500 shares of its common stock for services valued at $82.

Note 10 - Options

In November 2012, the stockholders approved the 2012 Stock Option Plan for our employees, effective January 3, 2013. The number of shares authorized for issuance under the plan was 100,000,000 and was increased to 400,000,000 in November 2017 by unanimous consent of the Board of Directors.

In September 2016 and December 2017, the Company issued options to purchase an aggregate of 259,000,000 shares of its common stock to management and employees with a total fair value of $1,946,000 determined using the Black-Scholes Option Pricing model. The options are exercisable at $0.0057 to $0.00625 per share, vest in 6 months, and expire through December 2027.

During the three months ended March 31, 2018 and 2017, the Company recognized compensation costs of $185,903 and $749,538, respectively, related to the amortization of the fair value of options that vested.

The table below summarizes the Company’s 2012 Stock Incentive Plan activities for the period January 1, 2016 to March 31, 2018:

	Number of Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, January 1, 2017	196,000,001	$0.00625-2,242,500	$0.00625

Granted	63,000,000	$0.0057	$0.0057

Exercised	-	$-	$-

Expired	-	$-	$-

Balance, January 1, 2018	259,000,001	$0.0057-2,242,500	$0.0062

Granted	-	$-	$-

Exercised	-	$-	$-

Expired	-	$-	$-

Balance, March 31, 2018	259,000,001	$0.0057-2,242,500	$0.0062

Vested and exercisable, March 31, 2018	230,770,493	$0.0057-2,242,500	$0.0062

Unvested, March 31, 2018	28,229,508	$0.0057	$0.0057

As of March 31, 2018, options to purchase an aggregate of 259,000,001 shares of common stock were outstanding under the 2012 Stock Incentive Plan and there were 140,999,999 shares remaining available for issuance. At March 31, 2018 and 2017, the intrinsic value of outstanding options was zero.

The following table summarizes information concerning the 2012 Stock Incentive Plan as of March 31, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$975,000,000	1	1.00	$975,000,000	1	1.00	$975,000,000

$0.0057	63,000,000	10.00	$0.0057	34,770,492	10.00	$0.0057

$0.00625	196,000,000	10.00	$0.0062	196,000,000	10.00	$0.0062

$0.00625 - 975,000,000	259,000,001	10.00	$0.0062	230,770,493	10.00	$0.0062

Note 11 – Commitments and Contingencies

Asset Sale and Licensing Agreement

On August 24, 2015, the Company entered into an agreement with Cyber Safety, Inc., a New York corporation (“Cyber Safety”) for Cyber Safety to license, and retain an option to purchase, the patents and Intellectual Property related to the GuardedID® and MobileTrust® software. Cyber Safety has the option to buy the Company’s GuardedID® patent for $9,000,000 that expires on September 30, 2020. The Company anticipates Cyber Safety will make the purchase by September 30, 2020. Cyber Safety will also resell the Company’s GuardedID® and MobileTrust® products, for which the Company will receive a royalty, while the Company retains an unlimited license to resell those products. Cyber Safety also licensed the Malware Suite until September 30, 2020 and agreed to pay the Company 15% to 20% of the net amount Cyber Safety receives from this product. During the three months ended March 31, 2018 and 2017, the Company did not receive any royalty or license payments from Cyber Safety.

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

Note 12 – Subsequent Events

In April 2018, the Company issued an unsecured convertible promissory note for $135,000, bearing interest at 10% per annum, and maturing in April 2019. The note is convertible at a 42% discount to the price of the Company’s common stock, as defined.

In April 2018, our subsidiary BlockSafe executed two promissory notes for an aggregate of $40,000 with two unrelated parties, bearing interest at 8% per annum, and maturing in April 2019. Contemporaneously with the promissory notes, BlockSafe entered into an obligation to pay the same parties a fixed amount equal to the face amount of the promissory notes in tokens, as defined.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Included in this interim report are "forward-looking" statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA") as well as historical information. Some of our statements under "Business”, "Properties”, "Legal Proceedings”, "Management's Discussion and Analysis of Financial Condition and Results of Operations”," the Notes to Condensed Consolidated Financial Statements” and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled "Risk Factors." Forward-looking statements include those that use forward-looking terminology, such as the words "anticipate," "believe," "estimate," "expect," "intend," "may," "project," "plan," "will," "shall," "should," and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. We claim the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.

Such risks include, among others, the following: international, national and local general economic and market conditions: our ability to sustain, manage or forecast our growth; material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; rules and regulation related to cryptocurrency, both domestic and foreign; liquidity of cyrptocurrency; the development of the cyrptocurrency market; the ability to protect technology; and other factors referenced in this filing.

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

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Unless otherwise noted, references in this Form 10-Q to “StrikeForce”, “we”, “us”, “our”, “SFT”, “our company”, and the “Company” means StrikeForce Technologies, Inc., a Wyoming corporation.

Background

We are a software development and services company that offers a suite of integrated computer network security products using proprietary technology. Our ongoing strategy is developing and marketing our suite of network security products to the corporate, financial, healthcare, legal, government, technology, insurance, e-commerce and consumer sectors. We plan to continue to grow our business primarily through our globally expanding sales channel and internally generated sales, rather than by acquisitions. We conduct our operations from our corporate office in Edison, New Jersey.

Our executive office is located at 1090 King Georges Post Road, Suite 603, Edison, NJ 08837. Our telephone number is (732) 661-9641. We have 9 employees. Our Company’s website is www.strikeforcetech.com (we are not including the information contained in our website as part of, nor should the information be relied upon or incorporated by reference into, this report on Form 10-Q).

Intellectual Property

We are working with two patent attorney firms to aggressively continue to enforce our patent rights, since we have successfully settled our first major patent lawsuit, in January 2016. Our patent attorneys filed our fourth “Out of Band” continuation patents. We currently have three patents granted to us for Out-of-Band ProtectID® (Patent Nos.: 7,870,599, 8,484,698 and 8,713,701). In March 2013, our patent attorneys submitted a new “Methods and Apparatus for securing user input in a mobile device” Patent, which is now patent pending. Our MobileTrust® product is the invention supporting the patent pending. In September 2014, we filed an International Patent for MobileTrust® (PCT/US20114/029905) which is pending. We cannot provide assurances that the latter patent will be granted in fiscal 2018.

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

On September 6, 2017, we entered into a Litigation Funding Agreement with two parties for the purpose of funding the enforcement of certain patents relating to the process of providing dual channel authentication against several infringers. Our management believes, but cannot guarantee, that this Litigation Funding Agreement will allow us to pursue litigation against any infringement on our patents.

BlockSafe Technologies, Inc.

BlockSafe Technologies, Inc. (“BlockSafe”) was formed on December 1, 2017 in the State of Wyoming. BlockSafe is in the business of providing total cyber security solutions and is the licensee from our company of our desktop anti-malware product called “GuardedID®” and a one of a kind mobile application called “MobileTrust®”. BlockSafe is intended to be developed as an enterprise focusing on using our licensed technology in the field of cryptocurrency and its use of blockchains. No revenues have been generated to date as BlockSafe is still in the developmental stage. There can be no assurances on the success of this project or any profitability arising from BlockSafe. At March 31, 2018 and through the date of filing, BlockSafe has not developed or issued any tokens and there is no assurance as to whether, or at what amount, or on what terms, tokens will be available to be issued, if ever. The Securities and Exchange Commission has, in its dissemination of information to the public, expressed that tokens in the United States would be treated as securities pursuant to the Howey Test.

At present, we hold 49% of the issued and outstanding BlockSafe common stock, with Mark L. Kay, Ramarao Pemmaraju, and, George Waller, our Directors, each a member of the BlockSafe Advisory Board and individually holding 10.3% of the issued and outstanding common stock of BlockSafe, each, for a combined total of 31%. Mark L. Kay, our CEO, is currently the sole member of the BlockSafe Board of Directors but does not serve as an officer.

As a result of our 49% ownership and our Directors’ combined 31% ownership of the issued and outstanding BlockSafe common stock, we are effectively able to influence all matters requiring BlockSafe shareholder action, including significant corporate transactions. Therefore, BlockSafe’s financial results have been consolidated with our financial results. During the three months ended March 31, 2018, BlockSafe received $437,000 from the issuance of unsecured notes payable (see Notes 4 and 5 of the financial statements).

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2017

Revenues for the three months ended March 31, 2018 were $64,693 compared to $83,869 for the three months ended March 31, 2017, a decrease of $19,176 or 22.9%. The decrease in revenues was due to the decrease in the sales and support of our software products. Revenue from software and services for the three months ended March 31, 2018 were $64,693 compared to $83,337 for the three months ended March 31, 2017, a decrease of $18,644. The decrease in software and services revenues was primarily due to the decrease in the sales and support of our software products.

Cost of revenues for the three months ended March 31, 2018 was $6,754 compared to $2,626 for the three months ended March 31, 2017, an increase of $4,128, or 157%. The increase resulted from the increase in fees related to our revenues. Cost of revenues as a percentage of total revenues for the three months ended March 31, 2018 was 10.4% compared to 3.1% for the three months ended March 31, 2017.

Gross profit for the three months ended March 31, 2018 was $57,939 compared to $81,243 for the three months ended March 31, 2017, a decrease of $23,304, or 28.7%. The decrease in gross profit was due to the decrease in our revenues and the increase in our cost of revenues.

Research and development expenses for the three months ended March 31, 2018 were $123,750 compared to $125,031 for the three months ended March 31, 2017, a decrease of $1,281, or 1.0%. The decrease in research and development expenses was due to a nominal decrease in the purchase of peripherals for testing purposes. The salaries, benefits and overhead costs of personnel conducting research and development of our software products primarily comprises our research and development expenses.

Compensation, professional fees, and selling, general and administrative (collectively, “SGA”) expenses for the three months ended March 31, 2018 were $612,681 compared to $1,052,471 for the three months ended March 31, 2017, a decrease of $439,790 or 41.8%. The decrease was due primarily to decreased expenses relating to the previous vesting of options in the three months ended March 31, 2017 that were granted to employees in September 2016. SG&A expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock options to employees and other general corporate expenses.

For the three months ended March 31, 2018, other expense was ($59,279) as compared to other expense of ($299,350) for the three months ended March 31, 2017, representing a decrease in other expense of $240,071, or 80%. The decrease was primarily due to decrease in the change in the in the fair value of derivative liabilities, offset by an increase in private placement costs and interest expense.

Our net loss for the three months ended March 31, 2018 was $737,771 compared to $1,395,609 for the three months ended March 31, 2017, a decrease of $657,838, or 47%. The decrease was primarily due to decreased expenses relating to previous vesting of options granted to employees in September 2016, and the decrease in the change in the in the fair value of derivative liabilities, offset by an increase in private placement costs and interest expense.

The net loss attributable to the noncontrolling interest in our subsidiary for the three months ended March 31, 2018 was $118,303. These results are due to the net loss recorded by BlockSafe Technologies, Inc., which was formed in December 2017.

Liquidity and Capital Resources

Our total current assets at March 31, 2018 were $428,215, which included cash of $387,968, as compared with $512,036 in total current assets at December 31, 2017, which included cash of $455,484. Additionally, we had a total stockholders’ deficit in the amount of $11,344,972 at March 31, 2018 compared to a stockholders’ deficit of $10,793,186 at December 31, 2017. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing.

We financed our operations during the three months ended March 31, 2018 primarily from the issuance of a convertible debenture of $130,000 and the issuance of promissory notes payable of $437,000 by our subsidiary, BlockSafe.

Going Concern

We have yet to establish any history of profitable operations. For the three months ended March 31, 2018, we incurred a loss attributable to common shareholders of $619,468 and used cash in operating activities of $559,516, and at March 31, 2018, we had a stockholders’ deficit of $11,344,972. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report published on our December 31, 2017 year end financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty be necessary should we be unable to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business. Management anticipates, but cannot provide assurances, that additional financing will arise from the license granted to BlockSafe once BlockSafe becomes revenue producing. Currently, management is attempting to increase revenues and improve gross margins by a revised sales strategy. We are redirecting our sales focus from direct sales to domestic and international sales channel, where we are primarily selling through a channel of Distributors, Value Added Resellers, Strategic Partners and Original Equipment Manufacturers. While we believe in the viability of our strategy to increase revenues and in our ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to continually increase our customer base and realize increased revenues from recently signed contracts. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in the case of equity financing.

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

Revenue Recognition

In 2014, the FASB issued guidance on revenue recognition (“ASC 606”), with final amendments issued in 2016. The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying the Company’s performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients. The Company has concluded that the new guidance did not require any significant change to its revenue recognition processes.

The Company’s revenue consists of revenue from sales and support of our software products.

Revenue primarily consists of sales of software licenses of our ProtectID®, GuardedID® and MobileTrust® products. We recognize revenue from these arrangements ratably over the contractual service period. For service contracts, the Company’s performance obligations are satisfied, and the related revenue is recognized, as services are rendered.

The Company offers no discounts, rebates, rights of return, or other allowances to clients which would result in the establishment of reserves against service revenue. Additionally, to date, the Company has not incurred incremental costs in obtaining a client contract.

The Company adopted the guidance of ASC 606 on January 1, 2018, and the implementation of ASC 606 did not have a material impact on the Company’s consolidated financial statements.

Cost of revenue includes direct costs and fees related to the sale of our products.

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

Refer to Note 1 in the accompanying condensed consolidated financial statements.

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

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (CFO) of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2018. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the following material weaknesses:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the interim period ended March 31, 2018. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Information about risk factors for the interim period ended March 31, 2018, does not differ materially from that set forth in Part I, Item 1A of our 2017 Annual Report on Form 10-K.

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

In March 2018, we issued a total of 7,500 shares of restricted common stock, valued at $82, relating to a December 2009 retainer agreement with our SEC attorney.

The above offering was made in reliance upon the exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933 and/or Section 4(2) of the Securities Act of 1933, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933 and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) where applicable, the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act of 1933, and agreed to transfer such securities only in a transaction registered under the Securities Act of 1933 or exempt from registration under the Securities Act; and (e) where applicable, a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act of 1933 or transferred in a transaction exempt from registration under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We have not made various principal and interest payments on many of our debt obligations. We continue to seek work-out arrangements and applicable refinancing with new or revised debt or equity instruments. See Notes 2 and 4 to the condensed consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of StrikeForce Technologies, Inc.(1)
3.2	By-laws of StrikeForce Technologies, Inc. (1)
3.3	Amended By-laws of StrikeForce Technologies, Inc. (2)
3.4	Amended By-laws of StrikeForce Technologies, Inc. (19)
3.5	Articles of Amendment of StrikeForce Technologies, Inc. (2)
3.6	Amendments to Articles of Incorporation (6)
3.7	Amendments to Articles of Incorporation (7)
3.8	Registration of Classes of Securities (8)
3.9	Amendments to Articles of Incorporation (9)
3.10	Registration of Classes of Securities (10)
3.11	Amendments to Articles of Incorporation (11)
3.12	Registration of Classes of Securities (12)
3.13	Amendments to Articles of Incorporation (13)
3.14	Amendments to Articles of Incorporation (14)
3.15	Amendments to Articles of Incorporation (15)
3.16	Amendments to Articles of Incorporation (16)
10.1	Employment Agreement dated as of May 20, 2003, by and between StrikeForce Technologies, Inc. and Mark L. Kay. (1)
10.2	Irrevocable Waiver of Conversion Rights of Mark L. Kay (4)
10.3	Irrevocable Waiver of Conversion Rights of Ramarao Pemmaraju (4)
10.4	Irrevocable Waiver of Conversion Rights of George Waller (4)
10.5	CFO Consultant Agreement with Philip E. Blocker (4)
10.6	2012 Stock Option Plan (5)
10.7	Asset Purchase Agreement between StrikeForce Technologies, Inc. and Cyber Safety, Inc., dated August 24, 2015 (17)
10.8	Amendment to the Asset Purchase Agreement and Distributor and Reseller Agreement between StrikeForce Technologies, Inc. and Cyber Safety, Inc. (18)
10.9	Execution of Litigation Funding Agreement (20)
10.10	BlockSafe Technologies, Inc. Intellectual Property License Agreement (3)
10.11	BlockSafe Technologies, Inc. Management Agreement (3)
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
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

STRIKEFORCE TECHNOLOGIES, INC.

Dated: May 21, 2018	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: May 21, 2018	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer

