Form 10-Q
period 2018-09-30
StrikeForce Technologies Inc.
filed 2018-11-19
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 16, 2018
Common stock, $0.0001 par value	2,360,004,303

Indicate the number of shares outstanding of each of the issuer’s classes of preferred stock, as of the latest practicable date.

Class	Outstanding at November 16, 2018
Preferred stock, Series A, no par value	3

Class	Outstanding at November 16, 2018
Preferred stock, Series B, $0.10 par value	36,667

Transitional Small Business Disclosure Format Yes ☐ No ☒

Documents Incorporated By Reference

None

STRIKEFORCE TECHNOLOGIES, INC.

INDEX TO FORM 10-Q FILING

SEPTEMBER 30, 2018

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

General

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that can be expected for the year ending December 31, 2018.

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$186,078	$455,484
Accounts receivable, net	43,028	47,454
Prepaid expenses	19,763	9,098

Total current assets	248,869	512,036

Property and equipment, net	8,960	7,676
Other assets	18,945	20,485

Total Assets	$276,774	$540,197

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$916,287	$957,440
Convertible notes payable (net of discount of $312,014 and $0, respectively;
$1,438,100 in default at September 30, 2018 and December 31, 2017 , respectively)	1,581,086	1,438,100
Convertible notes payable - related parties	355,500	355,500
Notes payable (net of discount of $391,122 and $0, respectively;
$1,638,824 in default at September 30, 2018 and December 31, 2017, respectively)	2,023,202	1,713,824
Notes payable - related parties	742,513	742,513
Accrued interest (including $1,236,225 and $1,145,941 due to related parties, respectively)	4,315,591	4,002,811
Contingent payment obligation	1,500,000	1,500,000
Financing obligation	775,500	-
Derivative liabilities	839,960	623,195

Total Current Liabilities	13,049,640	11,333,383

Commitments and contingencies

Stockholders' Deficit
Series A Preferred stock, no par value; 100 shares authorized;
3 shares issued and outstanding	987,000	987,000
Series B Preferred stock par value $0.10: 100,000,000 shares authorized;
36,667 and 70,001 shares issued and outstanding, respectively	3,667	7,000
Preferred stock series not designated par value $0.10: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.0001: 5,000,000,000 shares authorized;
2,349,290,986 and 2,335,843,241 shares issued and outstanding, respectively	234,929	233,584
Additional paid-in capital	25,976,715	25,522,331
Accumulated deficit	(39,506,558)	(37,543,101)
Total StrikeForce Technologies, Inc. stockholders' deficit	(12,304,247)	(10,793,186)
Noncontrolling interest in consolidated subsidiary	(468,619)	-

Total Stockholders' Deficit	(12,772,866)	(10,793,186)

Total Liabilities and Stockholders' Deficit	$276,774	$540,197

See accompanying notes to the condensed consolidated financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$120,831	$76,342	$356,475	$218,946

Cost of revenue	1,755	3,168	11,212	9,547

Gross margin	119,076	73,174	345,263	209,399

Operating expenses:
Compensation	160,501	137,008	473,942	490,586
Professional fees	104,936	67,499	451,572	249,822
Selling, general and administrative expenses	145,842	74,586	827,429	967,785
Research and development	123,750	123,750	371,250	402,532

Total operating expenses	535,029	402,843	2,124,193	2,110,725

Loss from operations	(415,953)	(329,669)	(1,778,930)	(1,901,326)

Other income (expense):
Interest expense	(117,675)	(561,854)	(320,974)	(744,177)
Debt discount amortization	(283,140)	-	(553,364)	(4,000)
Private placement costs	(19,602)	(88,455)	(398,851)	(222,949)
Change in fair value of derivative liabilities	73,998	(90,895)	628,769	(289,580)
Extinguishment of derivative liabilities	-	557,827	-	557,827
Loss on extinguishment of debt	(8,964)	-	(8,964)	-
Forgiveness of debt	-	-	-	86,140
Income tax expense	-	(452)	-	(71,318)
Other income	4	28	241	47

Other income (expense), net	(355,379)	(183,801)	(653,146)	(688,010)

Net loss	(771,332)	(513,470)	(2,432,076)	(2,589,336)

Deemed dividend on convertible preferred stock	-	-	-	(17,778)

Net loss	(771,332)	(513,470)	(2,432,076)	(2,607,114)
Net loss attributable to noncontrolling interest	160,741	-	468,619	-

Net loss attributable to common shareholders of StrikeForce Technologies, Inc.	$(610,591)	$(513,470)	$(1,963,457)	$(2,607,114)

Net loss per share attributable to common shareholders
-Basic and diluted	$-	$-	$-	$-

Weighted average common shares outstanding
-Basic and diluted	2,344,480,002	2,319,701,359	2,339,215,840	2,319,693,932

See accompanying notes to the condensed consolidated financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(Unaudited)

	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance at December 31, 2017	3	$987,000	70,001	$7,000	2,335,843,241	$233,584	$25,522,331	$(37,543,101)	$-	$(10,793,186)

Fair value of common stock issued for services	-	-	-	-	22,500	3	345	-		348

Fair value of vested options	-	-	-	-	-	-	356,143	-		356,143
										-
Common stock issued upon conversion of notes and interest	-	-	-	-	5,091,745	509	95,394	-		95,905

Common stock issued upon conversion of Series B preferred stock	-	-	(33,334)	(3,333)	8,333,500	833	2,500	-		-

Net loss	-	-	-	-	-	-	-	(1,963,457)	(468,619)	(2,432,076)

Balance at September 30, 2018 (unaudited)	3	$987,000	36,667	$3,667	2,349,290,986	$234,929	$25,976,715	$(39,506,558)	$(468,619)	$(12,772,866)

See accompanying notes to the condensed consolidated financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2018	September 30, 2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,432,076)	$(2,589,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,715	4,981
Amortization of discount on notes payable	553,361	4,000
Discount on notes payable recorded as interest expense	-	371,000
Fair value of common stock issued for services	348	453
Fair value of vested options	356,143	749,538
Forgiveness of debt	-	(86,140)
Change in fair value of derivative liabilities	(628,769)	289,580
Private placement costs	398,851	222,949
Loss on extinguishment of debt	8,964	-
Extinguishment of derivative liabilities	-	(557,827)
Changes in operating assets and liabilities:
Accounts receivable	(5,574)	90,711
Prepaid expenses	(10,665)	(1,802)
Accounts payable and accrued expenses	(31,153)	(35,981)
Accrued interest	315,402	193,850
Net cash used in operating activities	(1,470,450)	(1,344,024)

Cash flows from investing activities:
Purchases of property and equipment	(4,456)	(3,314)

Cash flows from financing activities:
Proceeds from convertible note payable	505,000	375,000
Proceeds from notes payable	775,500	-
Repayment of notes payable	(75,000)	(125,000)
Proceeds from contingent payment obligation	-	1,500,000
Proceeds from sale of Series B preferred stock	-	80,000
Repayment of convertible notes payable	-	(384,000)

Net cash provided by financing activities	1,205,500	1,446,000

Net increase (decrease) in cash	(269,406)	98,662

Cash at beginning of the period	455,484	804,130

Cash at end of the period	$186,078	$902,792

Supplemental disclosure of cash flow information:
Interest paid	$5,000	$86,310
Income tax paid	$-	$71,318

Supplemental disclosure of non-cash investing and financing transactions
Fair value of derivative upon issuance of convertible debt recorded as debt discount	$505,000	$-
Fair value of financing obligation recorded as debt discount	$775,500	$-
Deemed dividend on convertible preferred stock	$-	$17,778
Common stock issued for conversion of debt and accrued interest	52,622	210,000

See accompanying notes to the condensed consolidated financial statements.

StrikeForce Technologies, Inc.

September 30, 2018 and 2017

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

Basis of Presentation-Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2018. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2017 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the SEC on March 30, 2018.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the nine months ended September 30, 2018, the Company incurred a net loss of $2,432,07 3 and used cash in operating activities of $1,470,450, and at September 30, 2018, the Company had a stockholders’ deficit of $12,772,86 5 . In addition, the Company is in default on notes payable and convertible notes payable in the aggregate amount of $3,076,924. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2017 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2018, the Company had cash on hand in the amount of $186,078. In October 2018, the Company issued an unsecured convertible promissory note for $140,000, bearing interest at 10% per annum, and maturing in October 2019. Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan. Currently, management is attempting to increase revenues by redirecting its sales focus from direct sales to domestic and international sales channels, primarily selling through a channel of distributors, value added resellers, strategic partners and original equipment manufacturers. While the Company believes in the viability of its strategy to increase revenues, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to increase its customer base and realize increased revenues. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stock holders, in the case of equity financing.

BlockSafe Technologies, Inc.

In December 2017, the Company formed a subsidiary, BlockSafe Technologies, Inc. (“BlockSafe”). BlockSafe is owned 49% by the Company and 31% by three executive officers of the Company, which combined represents an 80% controlling interest in BlockSafe. BlockSafe plans to focus on providing security solutions to protect blockchain and cryptocurrencies. Additionally, BlockSafe plans to create its own cryptocurrency tokens. During the nine months ended September 30, 2018, BlockSafe received $775,500 from the issuance of unsecured notes payable (see Note 4). As of September 30, 2018, BlockSafe had no operating activities and no cryptocurrency tokens have been developed. There is no assurance as to whether, or at what amount, or on what terms, tokens will be available, if ever. Moreover, there can be no assurance how such technology will function, which could expose the Company to legal and regulatory issues. In addition, legal and regulatory developments could render the technology impermissible, which could have a material adverse effect on the Company.

In June 2018, the former CEO of BlockSafe resigned, and the Board of Directors appointed two members of the Company’s management team to serve as BlockSafe’s CEO and Chief Technical Officer, respectively. Additionally, the Company’s CEO was appointed as Chairman and President of BlockSafe.

In June 2018, the Company and BlockSafe amended their management agreement. Pursuant to the terms of the amended agreement, BlockSafe shall remit a management fee of $36,000 per month to the Company, retroactive to January 1, 2018 and for a three-year term. Once BlockSafe reaches a milestone of $1,000,000 in financing, an additional management fee of $5,000,000 shall be owed to the Company by BlockSafe in the form of a monthly payment of $138,889 for a period of three years. Additionally, the Company retains the right to use and market BlockSafe’s patent pending Blockchain Defender™ product, perpetually, for a royalty fee of 15%. For the nine months ended September 30, 2018, the Company has received $324,000 in management fees from BlockSafe.

Principles of Consolidation

The condensed consolidated unaudited financial statements include the accounts of the Company and its controlled subsidiary, BlockSafe. Intercompany balances and transactions have been eliminated in consolidation.

At September 30, 2018, noncontrolling interests represents 51% of BlockSafe that the Company does not directly own.

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

Cost of revenue includes direct costs and fees related to the sale of our products.

The following tables present our revenue disaggregated by major product and service lines:

	Three Months Ended
	September 30, 2018 (Unaudited)	September 30, 2017 (Unaudited)
Software	$58,925	$72,790
Service	61,906	3,552
Total revenue	$120,831	$76,342

	Nine months ended
	September 30, 2018 (Unaudited)	September 30, 2017 (Unaudited)
Software	$169,310	$175,262
Service	187,165	43,684
Total revenue	$356,475	$218,946

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

As of September 30, 2018 and December 31, 2017, the Company’s balance sheets included the fair value of derivative liabilities of $839,960 and $623,195, respectively, which were based on Level 2 measurements.

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

For the nine months ended September 30, 2018 and 2017, the dilutive impact of stock options exercisable into 259,500,002 and 196,000,001 shares of common stock, respectively, convertible Series B Preferred stock that can convert into 2,743,297 and 11,575,282 shares of common stock, respectively, and notes payable that can convert into 40,858,491 and 26,666,692 shares of common stock, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

Concentrations

For the nine months ended September 30, 2018, sales to two customers comprised 63% and 23% of revenues, respectively. For the nine months ended September 30, 2017, sales to three customers comprised 52%, 13% and 11% of revenues, respectively. At September 30, 2018, four customers comprised 31%, 21%, 20% and 15% of accounts receivable, respectively. At December 31, 2017, four customers comprised 30%, 29%, 19% and 14% of accounts receivable, respectively.

The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits. At December 31, 2017, the Company had cash deposits that exceeded the federally insured limit of $250,000. The Company believes that no significant concentration of credit risk exists with respect to its cash balances because of its assessment of the creditworthiness and financial viability of the financial institution.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. This update will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements, which allows for a cumulative-effect adjustment in the period the new lease standard is adopted and will not require restatement of prior periods. The Company is in the process of evaluating the impact of ASU 2016-02 and ASU 2018-11 on the Company’s financial statements and disclosures.

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

Note 2 - Convertible Notes Payable

Convertible notes payable consisted of the following:

	September 30, 2018	December 31, 2017
Secured
(a) DART, in default	$542,588	$542,588

Unsecured
(b) Convertible notes with fixed conversion features, in default	895,512	895,512
(c) Convertible notes with adjustable conversion features	455,000	-
Total convertible notes principal outstanding	1,893,100	1,438,100
Debt discount	(312,014)	-
Convertible notes, net of discount	$1,581,086	$1,438,100

(a)	At September 30, 2018 and December 31, 2017, $542,588 of notes payables are due to DART/Citco Global. The notes are convertible into shares of the Company’s common stock based on adjustable conversion prices, are secured by all of the Company’s assets, were due in 2010, and are currently in default. Beginning in 2009, the note holder agreed to the forbearance of any further interest on the notes payable to DART/Citco Global. The adjustable conversion features of the notes are accounted for as derivative liabilities (see Note 8). DART/Citco Global did not process any conversions of notes into shares of common stock during the nine months ended September 30, 2018 or 2017. The Company has been in contact with the note holder who has indicated that it has no present intention of exercising its right to convert the debentures into shares of the Company's common stock. Under the terms of the secured debentures, the Company is restricted in its ability to issue additional securities as long as any portion of the principal or interest on the secured debentures remains outstanding. During the nine months ended September 30, 2018, the Company did not obtain DART/Citco Global’s written consent related to any of its financing agreements.

(b)	At September 30, 2018 and December 31, 2017, convertible notes payable with fixed conversion features (“fixed convertible notes”) consisted of 13 unsecured convertible notes convertible at a fixed amount into 13 shares of the Company’s common stock, at fixed conversion prices ranging from $1,950,000 to $9,750,000,000 per share, as defined in the agreements and adjusted for applicable reverse stock splits. The notes bear interest at 8% to 18% per annum and were due on various dates from March 2008 to March 2015. All of the fixed convertible notes are currently in default and the Company is pursuing settlements with certain of the holders. During the nine months ended September 30, 2018, there were no additional notes issued or any repayments of note principal.

At December 31, 2017, the balance of the accrued interest on the fixed convertible notes was $1,004,631. During the nine months ended September 30, 2018, interest of $56,195 was accrued. At September 30, 2018, the balance of accrued interest on the fixed convertible notes was $1,060,826.

(c)	During the nine months ended September 30, 2018, the Company issued four convertible notes payable for an aggregate of $505,000, bearing interest at 10% per annum, and maturing through September 2019. During the nine months ended September 30, 2018, interest of $17,474 was accrued. At the option of the holder, each of the notes is convertible into shares of common stock of the Company at a price per share discount of 58% of the lowest closing market price of the Company’s common stock during the twenty days preceding a conversion notice. The variable conversion price is not considered predominately based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. As a result, the Company determined that the conversion features of the convertible notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance. The Company determined that upon issuance of the convertible notes in March, April, June and September 2018, the initial fair value of the embedded conversion feature totaled $903,851 (see Note 8), of which $505,000 was recorded as debt discount offsetting the face amount of the convertible notes, and the remainder of $398,851 was recorded as private placement costs. During the nine months ended September 30, 2018, debt discount amortization of $168,986 was recorded in interest expense, $24,000 of debt discount was removed related to debt that was converted, and the balance of the unamortized discount at September 30, 2018 was $312,014.

During the nine months ended September 30, 3018, a note holder elected to convert one note for $50,000 plus interest of $2,622 (total of $52,622) into 5,091,745 shares of the Company’s common stock at conversion prices ranging from $0.010266 to $0.01044 per share. On the dates of conversion, the closing price of the Company’s common stock ranged from $0.0184 to $0.0195 per share, or total fair value of shares of $95,903. The Company followed the general extinguishment model to record the settlement of the debt. The debt and accrued interest of $52,622, an unamortized discount of ($24,000), and the bifurcated conversion option derivatives after a final mark-up to $58,317, were removed at their carrying amounts aggregating $86,939, and the shares issued were measured at their fair value of $95,903. The difference of $8,964 was recorded as loss on settlement of debt.

At September 30, 2018 and December 31, 2017, accrued interest due for all convertible notes was $1,075,678 and $1,004,631, respectively, and is included in accrued interest in the accompanying balance sheets. Interest expense for all convertible notes payable for the nine months ended September 30, 2018 and 2017 was $73,669 and $39,814, respectively.

Note 3 - Convertible Notes Payable – Related Parties

At September 30, 2018 and December 31, 2017, convertible notes payable - related parties consist of 12 convertible notes payable in the aggregate of $355,500. The notes are unsecured and have extended due dates of December 31, 2018. Six notes totaling $268,000 are due to the Company’s Chief Executive Officer, at a compounded interest rate of 8% per annum; two notes totaling $57,000 are due to the Company’s VP of Technology, interest at prime plus 2% and prime plus 4% per annum; and four notes totaling $30,000 are due to the spouse of the Company’s Chief Technology Officer at a compounded interest rate of 8% per annum. $33,000 of the notes are convertible at a fixed conversion price of $7,312,500 per share and $322,500 of the notes are convertible at a fixed conversion price of $9,750,000,000 per share, as defined in the note agreements and adjusted for applicable reverse stock splits.

At December 31, 2017, accrued interest due for the convertible notes – related parties was $498,077. During the nine months ended September 30, 2018, interest of $48,339 was accrued. At September 30, 2018, accrued interest due for the convertible notes – related parties was $546,416.

Note 4 - Notes Payable

Notes payable consisted of the following:

	September 30, 2018	December 31, 2017
Unsecured
(a) Promissory notes-in default	$413,824	$413,824
(b) Promissory notes – StrikeForce Investor Group-in default	1,225,000	1,230,000
(c) Promissory note	-	70,000
(d) Promissory notes issued by BlockSafe	775,500	-
Total notes payable principal outstanding	2,414,324	1,713,824
Debt discount	(391,122)	-
Notes payable, net of discount	$2,023,202	$1,713,824

(a)	Notes payable consists of various unsecured promissory notes with interest from 8% to 14% per annum. The notes were due on various dates from December 2011 to July 2017 and are currently in default, The Company is currently pursuing settlements with certain of the note holders. At September 30, 2018 and December 31, 2017, the balance due under these notes was $413,824.

At December 31, 2017, the balance of the accrued interest on the notes payable-various was $459,898. During the nine months ended September 30, 2018, $34,073 of interest was accrued. At September 30, 2018, accrued interest on the notes payable-various was $493,971.

(b)	Notes payable to StrikeForce Investor Group (SIG), made up of various investors with unsecured notes, interest at 10% per annum, originally due in 2011, and currently in default. At December 31, 2017, the balance of notes payable-SIG was $1,230,000. During the nine months ended September 30, 2018, the Company repaid $5,000 of principal and at September 30, 2018, the balance of notes payable-SIG was $1,225,000. The Company is currently pursuing extensions on the remaining delinquent notes.

At December 31, 2017, the balance of the accrued interest on the notes payable-SIG was $1,392,341. During the nine months ended September 30, 2018, $91,626 of interest was accrued and $5,000 of accrued interest was paid. At September 30, 2018, accrued interest on the notes payable-SIG was $1,483,967.

(c)	In July 2017, the Company executed an exchange agreement with a factor which transferred the amount due to the factor of approximately $209,000 into a promissory note for $210,000, non-interest bearing, and maturing on February 7, 2018. As of December 31, 2017, the balance due on the promissory note was $70,000. The remaining balance was paid off in January 2018, for $20,000, and February 2018, for $50,000.

(d)	During the nine months ended September 30, 2018, BlockSafe (see Note 1) issued an aggregate of $775,500 of unsecured promissory notes to nineteen unrelated parties, including a former executive of BlockSafe, bearing interest at 8% per annum, and maturing through September 2019. During the nine months ended September 30, 2018, interest of $30,750 was accrued. Contemporaneously with the issuance of the promissory notes, BlockSafe entered into an obligation to pay the same parties a fixed amount equal to the face amount of the promissory notes in tokens, as defined (see Note 6) as a financing obligation. The value of the financing obligation was determined to be $775,500 and was recorded as a liability and as a discount to the promissory notes. The discount will be amortized over the term of the promissory notes. During the nine months ended September 30, 2018, debt discount amortization of $384,378 was recorded and the balance of the unamortized discount at September 30, 2018 was $391,122.

At September 30, 2018 and December 31, 2017, accrued interest due for all notes payable above was $2,003,688 and $1,852,239, respectively, and is included in accrued interest in the accompanying balance sheets. Interest expense for notes payable for the nine months ended September 30, 2018 and 2017 was $151,449 and $85,004, respectively.

Note 5 - Notes Payable – Related Parties

Notes payable- related parties consisted of the following:

	September 30, 2018	December 31, 2017
Unsecured
(a) Promissory notes	$742,513	$742,513
Notes payable, current maturities	$742,513	$742,513

(a)	Promissory notes represent eighteen unsecured notes payable to the Company’s Chief Executive Officer ranging in interest rates of 0% per annum to 10% per annum. The notes are unsecured and have extended due dates of December 31, 2018. At September 30, 2018 and December 31, 2017, the balance due under these notes was $742,513. At December 31, 2017, accrued interest due for the notes was $647,864. During the nine months ended September 30, 2018, interest of $41,945 was accrued. At September 30, 2018, accrued interest due for the notes was $689,809.

Note 6 – Financing Obligation

Between January 2018 and September 2018, BlockSafe issued promissory notes payable to nineteen unrelated parties aggregating $775,500 (see Note 4). The notes mature one year from the date of issuance, are unsecured, and bear interest at 8% per annum. As part of each promissory note agreement BlockSafe agreed to pay a financing obligation to the note holders equal to the note principal in cryptocurrency tokens to be issued by BlockSafe. At September 30, 2018 and through the date of filing, BlockSafe has not developed or issued any tokens and there is no assurance as to whether, or at what amount, or on what terms, tokens will be available to be issued, if ever. Nonetheless, management determined an obligation is bundled with the note agreements and determined that 100% of the face amount of the promissory notes, or $775,500, is probable of being settled. Accordingly, the Company recorded a liability for $775,500 as a financing obligation.

Note 7 – Contingent Payment Obligation

On September 6, 2017, the Company entered into a litigation funding agreement with Therium Inc. and VGL Capital, LLC (collectively the “Funders”). Under the agreement, the Company received $1,500,000 from the Funders to allow the Company to pursue patent enforcement actions against infringements of its patents (see Note 11). In exchange, the Funders are entitled to receive, after the payment of legal fees, the first $1,500,000 from the gross proceeds of any claims awarded, 10% of any additional claim proceeds until the Funders have received an additional $7,500,000, and 2.5% of any claim proceeds thereafter. The Funders shall be paid only in the event that the Company achieves recoveries of claim proceeds. The terms of the litigation funding agreement allow for additional funding of $1,500,000, between February 1, 2018 to January 31, 2019, which would require the Company to repay the funders an additional $5,000,000, plus a percentage of any claim proceeds thereafter. The Company received no additional funding during the nine months ended September 30, 3018. At September 30, 2018 and December 31, 2017, the Company has reflected the $1,500,000 received from the Funders as a contingent payment obligation to be paid only if claim proceeds are recovered. On May 22, 2018, the Company was notified by Therium Inc. of the assignment of the debt to Therium Luxembourg.

Note 8 – Derivative Financial Instruments

At September 30, 2018, the Company had convertible promissory notes outstanding that are convertible into shares of common stock of the Company at the option of the holder at price per share discounts ranging from 20% to 58% of the Company’s common stock market price, as defined in the note agreements. As the ultimate determination of shares to be issued upon conversion of these notes could exceed the current number of available authorized shares, the Company determined that the conversion features of the convertible notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities. Accordingly, the conversion features of the notes were separated from the host contracts (i.e. the notes) and characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At December 31, 2017, the balance of the derivative liabilities was $623,195. During the nine months ended September 30, 2018, the Company recorded additions of $903,851 related to the conversion features of notes issued during the period (see Note 2), a reduction of the fair value of derivatives of $58,317 related to notes that were converted into shares of common stock (see Note 2), and a decrease in fair value of derivatives of $628,769. At September 30, 2018, the balance of the derivative liabilities was $839,960.

The derivative liability was valued at the following dates using a probability weighted Black-Scholes-Merton model with the following assumptions:

	September 30, 2018	March to September 2018 (dates of inception)	December 31, 2017
Conversion feature:
Risk-free interest rate	0.26%	0.23%-0.25%	0.18%
Expected volatility	122%	124%-138%	147%
Expected life (in years)	1 year	1 year	1 year
Expected dividend yield	-	-	-

Fair Value:
Conversion feature	$839,960	$903,851	$623,195

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

Note 9 – Stockholders’ Deficit

Common Stock

During the nine months ended September 30, 2018, the Company issued an aggregate of 13,447,745 shares of its common stock as follows:

•	The Company issued 22,500 shares of its common stock for services, valued at $348.
•	The Company issued 8,333,500 shares of its common stock in exchange for conversion of 33,334 shares of Series B Preferred Stock at a conversion price of $0.004 per share.
•	A convertible note holder converted $50,000 of principal and $2,622 of accrued interest into 5,091,745 shares of common stock at conversion prices ranging from $0.010266 to $0.01044 per share.

Note 10 - Options

In November 2012, the stockholders approved the 2012 Stock Option Plan for our employees, effective January 3, 2013. The number of shares authorized for issuance under the plan was 100,000,000 and was increased to 400,000,000 in November 2017 by unanimous consent of the Board of Directors.

In September 2016 and December 2017, the Company issued options to purchase an aggregate of 259,000,000 shares of its common stock to management and employees with a total fair value of $1,946,000 determined using the Black-Scholes Option Pricing model. The options are exercisable at $0.0057 to $0.00625 per share, vest in 6 months, and expire through December 2027. During the nine months ended September 30, 2018 and 2017, the Company recognized compensation costs of $355,277 and $749,538, respectively, related to the amortization of the fair value of options that vested.

In July 2018, the Company issued options to purchase an aggregate of 500,001 shares of its common stock to a consulting firm with a total fair value of $3,855 determined using the Black-Scholes Option Pricing model. The options are exercisable at $0.016 per share, vest in 12 months, and expire in July 2019. During the nine months ended September 30, 2018, the Company recognized non-employee compensation costs of $866 related to the amortization of the fair value of options that vested.

The table below summarizes the Company’s stock option activities for the period January 1, 2016 to September 30, 2018:

	Number of Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Balance, January 1, 2018	259,000,001	$0.0057-2,242,500	$0.00625

Granted	500,001	$0.016	$0.016

Exercised	-	$-	$-

Expired	-	$-	$-

Balance outstanding, September 30, 2018	259,500,002	$0.0057-2,242,500	$0.0062

Balance exercisable, September 30, 2018	259,112,330	$0.0057-2,242,500	$0.0062

At September 30, 2018 and 2017, the intrinsic value of outstanding options was zero.

The following table summarizes information concerning the Company’s stock options as of September 30, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$975,000,000	1	1.00	$975,000,000	1	1.00	$975,000,000

$0.0057	63,000,000	10.00	$0.0057	63,000,000	10.00	$0.0057

$0.016	500,001	1.00	$0.016	112,329	1.00	$0.016

$0.00625	196,000,000	10.00	$0.0062	196,000,000	10.00	$0.0062

$0.00625 - 975,000,000	259,500,002	10.00	$0.0062	259,112,330	10.00	$0.0062

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

On December 1, 2017, The United States District Court for the Central District of California issued an opinion in the StrikeForce Technologies, Inc. v. SecureAuth Corp. case, which invalidated claims of U.S. Patent Nos. 7,870,599, 8,484,698 and 8,713,701 under 35 U.S.C. §101. The Company strongly disagrees with the Court’s decision and an appeal has been prepared by the Company’s attorney. The Company has agreed to stay its patent litigations in the District of New Jersey against Centrify Corp. and Duo Security Inc. pending the appeal. The Company believes that the litigations currently pending in the District of Massachusetts should also be stayed pending appeal and is discussing such a motion with the defendants in that case. The Company expects the Court will rule on the appeal in early 2019. However, the Company cannot guarantee that the appeal will be ruled upon in that time frame, or of the outcome of the ruling.

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

Asset Sale and Licensing Agreement

On August 24, 2015, the Company entered into an agreement with Cyber Safety, Inc., a New York corporation (“Cyber Safety”) for Cyber Safety to license, and retain an option to purchase, the patents and Intellectual Property related to the GuardedID® and MobileTrust® software. Cyber Safety has the option to buy the Company’s GuardedID® patent for $9,000,000 that expires on September 30, 2020. The Company anticipates Cyber Safety will make the purchase by September 30, 2020. Cyber Safety will also resell the Company’s GuardedID® and MobileTrust® products, for which the Company will receive a royalty, while the Company retains an unlimited license to resell those products. Cyber Safety also licensed the Malware Suite until September 30, 2020 and agreed to pay the Company 15% to 20% of the net amount Cyber Safety receives from this product. During the nine months ended September 30, 2018 and 2017, the Company received $162 and $0, respectively, in license payments from Cyber Safety.

Note 12 – Subsequent Events

In October 2018, the Company issued an unsecured convertible promissory note for $140,000, bearing interest at 10% per annum, and maturing in October 2019. The note is convertible at a 58% discount to the price of the Company’s common stock, as defined.

In October 2018 and November 2018, convertible note holders converted $80,000 of principal and $4,526 of accrued interest into 10,713,317 shares of common stock at conversion prices ranging from $0.007018 to $0.008526 per share.

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

Such risks include, among others, the following: international, national and local general economic and market conditions: our ability to sustain, manage or forecast our growth; material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; rules and regulation related to cryptocurrency, both domestic and foreign; liquidity of cyrptocurrency; the development of the cyrptocurrency market; impact and marketplace perception as a result of enforcement matters promulgated by the Securities and Exchange Commission against bad actors in the cyrptocurrency field and policy papers by the Securities and Exchange Commission on cyrptocurrency; the ability to protect technology; and other factors referenced in this filing.

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

Intellectual Property

We are working with two patent attorney firms to aggressively continue to enforce our patent rights. We successfully settled our first major patent lawsuit in January 2016. Our patent attorneys filed our fourth “Out of Band” continuation patents. We currently have three patents granted to us for Out-of-Band ProtectID® (Patent Nos.: 7,870,599, 8,484,698 and 8,713,701). In March 2013, our patent attorneys submitted a new “Methods and Apparatus for securing user input in a mobile device” Patent, which is now patent pending. Our MobileTrust® product is the invention supporting the patent pending. In September 2014, we filed an International Patent for MobileTrust® (PCT/US20114/029905) which is pending. We cannot provide assurances that the latter patent will be granted in fiscal 2018 or 2019.

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

We have four trademarks that have been approved and registered: ProtectID®, GuardedID®, MobileTrust® and CryptoColor®. A portion of our software is licensed from third parties and the remainder is developed by our own team of developers while leveraging some external consultant expertise as necessitated. We rely upon confidentiality agreements signed by our employees, consultants, and third parties to protect the intellectual property rights.

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

Recently Executed Distribution Agreements

In November 2018, we executed two distribution agreements for our security products in the insurance and hospitality marketplaces, respectively. We anticipate that both agreements will result in a substantial increase in revenues in 2019, although there can be no assurances of the anticipated results.

BlockSafe Technologies, Inc.

BlockSafe Technologies, Inc. (“BlockSafe”) was formed on December 1, 2017 in the State of Wyoming. BlockSafe is in the business of providing total cyber security solutions and is the licensee from our company of our desktop anti-malware product called “GuardedID®” and a one of a kind mobile application called “MobileTrust®”. BlockSafe is intended to be developed as an enterprise focusing on using our licensed technology in the field of cryptocurrency and its use of blockchains. No revenues have been generated to date as BlockSafe is still in the developmental stage. There can be no assurances on the success of this project or any profitability arising from BlockSafe. At September 30, 2018, and through the date of filing, BlockSafe has not developed or issued any tokens and there is no assurance as to whether, or at what amount, or on what terms and conditions, tokens will be available to be issued, if ever. The Securities and Exchange Commission has, in its dissemination of information to the public, expressed that tokens in the United States would be treated as securities pursuant to the Howey Test. This standard has been adopted, in various forms, in numerous other jurisdictions.

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

In June 2018, two members of our management team, George Waller, our Executive Vice President and Ramarao Pemmaraju, our Chief Technical Officer, were appointed to BlockSafe to serve as the Chief Executive Officer and Chief Technical Officer, respectively. Additionally, our Chief Executive Officer, Mark L. Kay, also an appointee to the Board of Directors of BlockSafe, was appointed as Chairman and President of BlockSafe.

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2017

Revenues for the three months ended September 30, 2018 were $120,831 compared to $76,342 for the three months ended September 30, 2017, an increase of $44,489 or 58.3%. The increase in revenues was primarily due to management fees we charged to the non-controlling interest of our subsidiary, BlockSafe. Revenues are derived from software, keyfobs and services, which include the management fees in 2018.

Cost of revenues for the three months ended September 30, 2018 was $1,755 compared to $3,168 for the three months ended September 30, 2017, a decrease of $1,413, or 44.6%. The decrease resulted from the decrease in fees resulting from efficiencies implemented related to our revenues. Cost of revenues as a percentage of total revenues for the three months ended September 30, 2018 was 1.5% compared to 4.2% for the three months ended September 30, 2017.

Gross profit for the three months ended September 30, 2018 was $119,076 compared to $73,174 for the three months ended September 30, 2017, an increase of $45,902, or 62.7%. The increase in gross profit was due to the increase in our revenues.

Research and development expenses for the three months ended September 30, 2018 were $123,750 compared to $123,750 for the three months ended September 30, 2017. The salaries, benefits and overhead costs of personnel conducting research and development of our software products primarily comprises our research and development expenses.

Compensation, professional fees, and selling, general and administrative (collectively, “SGA”) expenses for the three months ended September 30, 2018 were $411,279 compared to $279,093 for the three months ended September 30, 2017, an increase of $132,186 or 47.4%. The increase was due primarily to increased expenses in our subsidiary, BlockSafe, which began operations in January 2018. SG&A expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock options to employees and other general corporate expenses.

For the three months ended September 30, 2018, other expense was ($355,379) as compared to other expense of ($183,801) for the three months ended September 30, 2017, representing an increase in other expense of $171,578, or 93.8%. The increase was primarily due to increased interest expenses in our subsidiary, BlockSafe, which began operations in December 2017.

Our net loss for the three months ended September 30, 2018 was $771,332 compared to $513,470 for the three months ended September 30, 2017, an increase of $257,862, or 50.2%. The increase was primarily due to increased expenses in our subsidiary, BlockSafe, which began operations in December 2017.

The net loss attributable to the non-controlling interest in our subsidiary for the three months ended September 30, 2018 was $160,641. These results are due to the net loss recorded by our subsidiary, BlockSafe, which began operations in December 2017.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2017

Revenues for the nine months ended September 30, 2018 were $356,475 compared to $218,946 for the nine months ended September 30, 2017, an increase of $137,529 or 62.8%. The increase in revenues was primarily due to management fees we charged to the non-controlling interest of our subsidiary, BlockSafe. Revenues are derived from software, keyfobs and services, which include the management fees in 2018.

Cost of revenues for the nine months ended September 30, 2018 was $11,212 compared to $9,547 for the nine months ended September 30, 2017, an increase of $1,665, or 17.4%. The increase resulted from the increase in third party fees related to our revenues. Cost of revenues as a percentage of total revenues for the nine months ended September 30, 2018 was 3.2% compared to 4.4% for the nine months ended September 30, 2017.

Gross profit for the nine months ended September 30, 2018 was $345,263 compared to $209,399 for the nine months ended September 30, 2017, an increase of $135,864, or 64.5%. The increase in gross profit was due to the increase in our revenues offset by the increase in our cost of revenues.

Research and development expenses for the nine months ended September 30, 2018 were $371,250 compared to $402,532 for the nine months ended September 30, 2017, a decrease of $31,282, or 7.8%. The decrease in research and development expenses was due to a decrease in the purchase of peripherals for testing purposes. The salaries, benefits and overhead costs of personnel conducting research and development of our software products primarily comprises our research and development expenses.

Compensation, professional fees, and selling, general and administrative (collectively, “SGA”) expenses for the nine months ended September 30, 2018 were $1,752,943 compared to $1,708,193 for the nine months ended September 30, 2017, a decrease of $44,750 or 2.6%. The decrease was due primarily to decreased expenses relating to the previous vesting of options in the nine months ended September 30, 2017 that were granted to employees in September 2016, offset by increased expenses in our subsidiary, BlockSafe, which began operations in December 2017. SG&A expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock options to employees and other general corporate expenses.

For the nine months ended September 30, 2018, other expense was ($653,143) as compared to other expense and deemed dividend of ($705,788) for the nine months ended September 30, 2017, representing a decrease in other expense of $52,645, or 7.5%. The decrease was primarily due to a decrease in the change in the in the fair value of derivative liabilities, offset by an increase in private placement costs, an increase in debt discount amortization expenses and increased expenses from our subsidiary, BlockSafe, which began operations in December 2017.

Our net loss for the nine months ended September 30, 2018 was $2,432,073 compared to $2,607,114 for the nine months ended September 30, 2017, a decrease of $175,041, or 6.7%. The decrease was primarily due to a decrease in the change in the fair value of derivative liabilities, offset by an increase in private placement costs, an increase in debt discount amortization expenses, and increased expenses from our subsidiary, BlockSafe, which began operations in December 2017.

The net loss attributable to the non-controlling interest in our subsidiary for the nine months ended September 30, 2018 was $468,619. These results are due to the net loss recorded by our subsidiary, BlockSafe, which began operations in December 2017.

Liquidity and Capital Resources

Our total current assets at September 30, 2018 were $248,869, which included cash of $186,078, as compared with $512,036 in total current assets at December 31, 2017, which included cash of $455,484. Additionally, we had a current deficit in the amount of $12,772,865 at September 30, 2018 compared to a current deficit of $10,793,186 at December 31, 2017. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing.

We financed our operations during the nine months ended September 30, 2018 primarily from the issuance of convertible debentures of $505,000 and the issuance of promissory notes of $775,500 by our subsidiary, BlockSafe.

Going Concern

We have yet to establish any history of profitable operations. the nine months ended September 30, 2018, the Company incurred a net loss of $2,432,073 and used cash in operating activities of $1,470,450, and at September 30, 2018, the Company had a stockholders’ deficit of $12,772,865. In addition, the Company is in default on notes payable and convertible notes payable in the aggregate amount of $3,076,924. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report published on our December 31, 2017 year-end financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (CFO) of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2018. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the following material weaknesses:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the interim period ended September 30, 2018. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

On December 1, 2017, The United States District Court for the Central District of California issued an opinion in the StrikeForce Technologies, Inc. v. SecureAuth Corp. case, which invalidated claims of U.S. Patent Nos. 7,870,599, 8,484,698 and 8,713,701 under 35 U.S.C. §101. We strongly disagree with the Court’s decision and an appeal has been prepared by our attorney. We have agreed to stay our patent litigations in the District of New Jersey against Centrify Corp. and Duo Security Inc. pending the appeal. We believe that the litigations currently pending in the District of Massachusetts should also be stayed pending appeal and are discussing such a motion with the defendants in that case. We expect the Court will rule on the appeal in early 2019. However, we cannot guarantee that the appeal will be ruled upon in that time frame, or of the outcome of the ruling.

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

Information about risk factors for the interim period ended September 30, 2018, does not differ materially from that set forth in Part I, Item 1A of our 2017 Annual Report on Form 10-K.

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

In September 2018, a convertible note holder converted $50,000 of principal and $2,622 of accrued interest into 5,091,745 shares of common stock at conversion prices ranging from $0.010266 to $0.01044 per share.

In September 2018, we issued a total of 7,500 shares of restricted common stock, valued at $144, relating to a December 2009 retainer agreement with our SEC attorney.

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

STRIKEFORCE TECHNOLOGIES, INC.

Dated: November 19, 2018	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: November 19, 2018	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer

