Form 10-K
period 2018-12-31
StrikeForce Technologies Inc.
filed 2019-04-15
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________ to__________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 9, 2019
Common stock, $0.0001 par value	2,447,199,702

Class	Outstanding at April 9, 2019
Preferred stock, Series A, no par value	3

Class	Outstanding at April 9, 2019
Preferred stock, Series B, $0.10 par value	36,667

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates.  This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.  $37,741,487

Transitional Small Business Disclosure Format Yes ☐ No ☒

Documents Incorporated By Reference

None

STRIKEFORCE TECHNOLOGIES, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2018 and 2017

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

Such risks include, among others, the following: international, national and local general economic and market conditions: our ability to sustain, manage or forecast our growth; material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; acceptability of new forms of currency/securities  and the advances in protective security measures related to such currency/securities , changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this filing.

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

PART I

ITEM 1. BUSINESS

We are a software development and services company that offers a suite of integrated computer network security products using proprietary technology. StrikeForce Technical Services Corporation was incorporated in August 2001 under the laws of the State of New Jersey. On September 3, 2004, we changed our name to StrikeForce Technologies, Inc. On November 15, 2010, we redomiciled under the laws of the State of Wyoming. We initially conducted operations as an integrator and reseller of computer hardware and telecommunications equipment and services until December 2002.  In December 2002, and formally memorialized in September 2003, we acquired certain intellectual property rights and patent pending technology from NetLabs.com, Inc. (“NetLabs”) including the rights to further develop and sell their principal technology. In addition, certain officers of NetLabs joined our company as officers and directors of our company. Our ongoing strategy is developing and marketing our suite of network security products to the corporate, financial, healthcare, legal, government, technology, insurance, e-commerce and consumer sectors. We plan to continue to grow our business primarily through our globally expanding sales channel and internally generated sales, rather than by acquisitions. Apart from our 49% holding in BlockSafe Technologies, Inc., we have no other subsidiaries and we conduct our operations from our corporate office in Edison, New Jersey.

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

On September 6, 2017, we entered into a Litigation Funding Agreement with two parties for the purpose of funding the enforcement of certain patents relating to the process of providing dual channel authentication against several infringers. These patent infringement cases are still in process. Our management believes, but cannot guarantee, that this Litigation Funding Agreement will allow us to pursue litigation against any infringement on our patents.

Our suite of products is targeted to the financial, e-commerce, corporate, government, healthcare, legal, insurance, technology and retail markets. We seek to locate customers in a variety of ways. These primarily include contracts with value added resellers and distributors (both inside the United States and internationally), direct sales calls initiated by our internal staff, exhibitions at security and technology trade shows, through the media, through consulting agreements, and through our agent relationships. Our sales generate revenue either as an Original Equipment Manufacturer (“OEM”) model, through a Hosting/License agreement, bundled with other company’s products or through direct purchase by distributors and resellers. We price our products for cloud consumer transactions based on the number of transactions in which our software products are utilized. We also price our products for business applications based on the number of users. These pricing models provide our company with one-time, monthly, quarterly and annual recurring revenues with volume discounts. We are also generating revenues from annual maintenance contracts, renewal fees and expect, but cannot guarantee, an increase in revenues based upon the execution of various agreements that we have recently closed and were implemented during the fourth quarter of 2018, primarily in the retail and insurance sectors.

We generated all of our revenues of $233,878 for the year ended December 31, 2018 (compared to $274,137 for the year ended December 31, 2017), from the sales of our security products. The decrease in revenues was due to the decrease in our software, hardware, services, maintenance and support sales. We have realized delays in revenues from some of our new distributor’s that, although there can be no assurances, we anticipate will appear in fiscal 2019 and/or 2020. Additionally, we believe we have opportunities through our sales distribution channels, including current pilots, which we anticipate, but cannot guarantee, should increase revenues in 2019 and/or 2020, especially with the addition of our mobile security products and new multi-marketing partners.

We market our products globally to financial service firms, healthcare related companies, legal services companies, e-commerce companies, automotive, government agencies, multi-level marketing groups, the enterprise market in general, and with virtual private network companies, as well as technology service companies and retail distributors that service all the above markets. We seek such sales through our own direct efforts, with emphasis on retail, through distributors, resellers and third-party agents internationally. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in multiple production installations and pilot projects with various distributors, resellers and direct customers primarily in the United States. Our GuardedID® product is also being sold directly to consumers, primarily through the Internet as well as distributors, resellers, third party agents, affiliates and potential OEM agreements by bundling GuardedID® with their products (providing a value-add and competitive advantage to their own products and offerings). Currently this is the most active market for us with multiple programs in production. We anticipate, but cannot guarantee, increases in revenues in fiscal 2019 and/or 2020 from these programs. In addition, we have completed the development and testing of our new mobile products, MobileTrust® and GuardedID® Mobile Software Development Kit (SDK), which is in now available in the Apple Store and the Android Play Store. The mobile products play a major role in our anticipated, but not guaranteed, fiscal 2019 and/or 2020 revenue projections.

BlockSafe Technologies, Inc. (“BlockSafe”) was formed on December 1, 2017 in the State of Wyoming.  BlockSafe is in the business of providing total cyber security solutions and is the licensee from our company of our desktop anti-malware product GuardedID® and our one of a kind mobile application called “MobileTrust®”.  BlockSafe is intended to be developed as an enterprise focusing on using our licensed technology in the field of cryptocurrency and its use of blockchains. BlockSafe’s products include CryptoDefender™ and ProtectID®.  BlockSafe also owns the patent for a product entitled BlockchainDefender™.

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

On August 24, 2015, we entered into an agreement with Cyber Safety, Inc., a New York corporation (“Cyber Safety”) for Cyber Safety to license, and retain an option to purchase, the patents and intellectual property related to the GuardedID® and MobileTrust® software.  Cyber Safety had the option to buy our GuardedID® patent for $9,000,000 that expired on September 30, 2020.  In March 2019, the option to purchase agreement was modified to increase the purchase price to $10,000,000 and extend the expiration date to September 30, 2021.  If the purchase price is not paid by September 30, 2021, it will increase to $11,000,000 and be due September 30, 2022. We anticipate, but cannot guarantee, Cyber Safety will complete the purchase by September 30, 2021.  Cyber Safety will also resell our GuardedID® and MobileTrust® products, for which we will receive a royalty, while we retain an unlimited license to resell those products.  Cyber Safety also licensed the Malware Suite until September 30, 2020 and agreed to pay us 15% to 20% of the net amount Cyber Safety receives from this product.  In 2018, we received nominal license payments from Cyber Safety.

In November 2018, we executed two distribution agreements for our security products in the insurance and hospitality marketplaces, respectively.  We anticipate that both agreements will result in a substantial increase in revenues in 2019 and/or 2020, although there can be no assurances of the anticipated results.

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

Our products sometimes include software and hardware that we contractually license from other vendors. These products include VASCO (an authentication and e-signature solutions company) tokens, as well as additional authentication and telecommunication software devices. We also purchase tokens and devices from HyperSecurity Solutions in Vancouver, Canada.

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

Factors that are considered important to our success include, but are not limited to, the following:

•	Our products address the needs of a broad variety of customers for authentication and cyber security overall. One of the biggest problems facing the world is Cyber Theft, the effects of which, our management contends, total an estimated $221 billion per year in business losses and more recently, based on anecdotal evidence provided to management, stated to be in the trillions going forward.

•	Symantec reported there were over 401 million new pieces of Spyware found over the past year.

•	48% of all data breaches were caused by key loggers (malware copying keystrokes), as reported by the Verizon 2012 Data Breach Report. Similar percentages are reported in the Verizon 2014 report, recently published. All of the companies breached, per these reports, had an anti-virus program installed.

•	For illustration, in 2011, it was reported that RSA Security’s data was breached from which Lockheed Martin and others were affected and lost millions of dollars. This event caused many companies to look to other means of two-factor authentication, such as Out-of-Band. The RSA Data Breach started with a keylogging virus which our GuardedID® product, management believes, would most likely would have prevented.

•	In respect to the latest version of our keyboard encryption and anti-keylogger Product, GuardedID®, a recent report from a government security group known as CERT states that minimally 80% of the malicious keylogging programs are undetected by the major anti-virus software suites. Our Guarded ID® is designed, we believe, to render the malicious programs useless, in real time.

•	The 2015 Verizon Data Breach report, published in April 2016, stated that 80% of all the data breaches they reported would not have occurred if the corporations used two factor authentication

•	In February 2015, the New York Times reported that a Global Bank heist occurred in banks around the globe from a keylogger. This was the first known time that a large hack was reported with the details which included a keylogger that our management believes GuardedID® would have most likely prevented. The article was noted as caused by keystroke encryption in a picture on the front page of the New York Times.

•	The Effectiveness of Our Products: Our products have been designed to provide, we believe, a high available level of security for computer networks and individual users. In particular, we believe that the now Patented “Out-of-Band” authentication process is an innovative technology that will greatly prevent unauthorized access to computer networks and will provide effective security products to drastically reduce the incidence of identity fraud for our customers. We have contractually commenced implementation of our products on a large global scale, yet there can be no assurance that they will function in all aspects as intended. Likewise, a high level of innovation characterizes the software industry and there can be no assurance that our competitors will not develop and introduce a superior product. The effective functioning of our products once deployed is an important factor in our future success. To date and our knowledge, all of our clients have reported, per a report by Research 2.0, that our products work as described.

•	Ability to Integrate our Software with Customer Environments: There are numerous operating systems that are used by computer networks. The ability of a software product to integrate with multiple operating systems is likely to be a significant factor in customer acceptance of particular products. Our ProtectID® operates on an independent Cloud Service platform and is also able to integrate with multiple operating systems and user interfaces for an in-house implementation. ProtectID® has been designed to use multiple authentication devices that are currently on the market (including, but not limited to, biometrics, key-fob tokens, iPhones, iPads, Androids, PDA’s, smart cards and other mobile devices). Our ability to integrate our products with multiple existing and future technologies is currently a key factor in the growth of our product’s acceptance and is demonstrated by our success with recent clients and installations. . Our GuardedID® product currently operates with Windows Internet Explorer (IE), Firefox, Chrome and Safari browsers and our upgraded Premium version works with almost all applications running on a Windows desktop platform, inclusive of Microsoft Office and the MAC. New features and functions for both products continue to be developed via our research and development. We are also now live with our MobileTrust® and GuardedID® Mobile SDK products, which work on all Apple and Android devices.

•	Relative Cost: We have attempted to design our products to provide a cost-effective suite of products for financial services, e-commerce, commercial, healthcare, government and direct-consumer customers. Our ability to offer our products at a competitive price and to add to existing installations is likely in our opinion, to be a key factor in the acceptance of our product as we have seen with many of our clients.

Business Model

We are focusing primarily on developing sales through “channel” relationships in which our products are offered by other manufacturers, distributors, value-added resellers and agents, internationally. In 2016, we added and publicly announced additions to our global distribution sales channel, which provides additional presence for us in the United States, Canada, Europe and Africa. We continue to add additional channel partners, especially on the consumer side and developed a new retail business. We also sell our suite of security products directly from our Edison, New Jersey office, which also augments our channel partner relationships. It is our strategy that these “channel” relationships will provide the greater percentage of our revenues ongoing, as was the case in the past two years. Examples of the channel relationships that we are seeking include already established original equipment manufacturer (“OEM”) and bundled relationships with other security technology and software providers that would integrate or bundle the enhanced security capabilities of ProtectID®, GuardedID® and/or MobileTrust® into their own product lines, including our MobileTrust® SDK, thereby providing greater value to their clients. These would include providers of networking software and manufacturers of computer and telecommunications hardware and software that provide managed services, and multi-level marketing groups, as well as all markets interested in increasing the value of their products and packages, such as financial services software, anti-virus, government integrators and identity theft product companies. We signed various new distributors during 2017 and 2018, and we anticipate, but cannot guarantee, an increase in revenues in 2019 and/or 2020.  Additionally, Cyber Safety purchased their option to buy our GuardedID® patent for nine million dollars ($9,000,000) to be paid by September 30, 2020, and will resell our GuardedID® and MobileTrust® products, for which we will receive a royalty, while we retain a perpetual license to resell those products. In March 2019, the option to purchase agreement was modified to increase the purchase price to $10,000,000 and extend the expiration date to September 30, 2021. Also, if the note as modified is not paid in full by the extended due date, then the purchase price shall increase to $11,000,000 with a due date of September 30, 2022. We anticipate, but cannot guarantee, Cyber Safety will make the purchase by September 30, 2021.   The distributors have already obtained new clients and we expect, but cannot guarantee, that more clients will be obtained in fiscal 2019 and thereafter. There is no guarantee as to the timing and success of these business relationships or reaching our self-imposed expectations.

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

Our primary target markets include financial services such as banks and insurance companies, healthcare providers, legal services, government agencies through integrators, technology platforms, e-commerce based services companies, telecommunications and cellular carriers, technology software companies, government agencies and consumers, especially for our mobile and keystroke encryption products. We are focusing our concentration on cyber security and data breach strategic problem areas, such as where compliance with financial, healthcare, legal and government regulations are key and stolen passwords are used to acquire private information illegally. In 2017 and 2018, several of our channel partners had pilots and client implementations in place that are expected, although no assurances can be provided, to increase our revenues in 2019 and/or 2020.  Our mobile products went into production during the first quarter of 2016 and the revenues related to those products are increasing, primarily as results of the efforts of our channel partners, Cyber Safety and others.  There is no guarantee as to the timing and continued success of these efforts.

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

Intellectual Property

Starting in 2016, we worked with one patent attorney firm to aggressively enforce our patent rights. As of March 1, 2019, we no longer retain that particular firm (Ropes & Gray LLP) and we are currently searching for a new firm that will pick up their pending enforcement cases.

We successfully settled our first major patent lawsuit in January 2016.

Our patent attorneys filed our fourth “Out of Band” continuation patents. We currently have three patents granted to us for Out-of-Band ProtectID® (Patent Nos.: 7,870,599, 8,484,698 and 8,713,701). In March 2013, our patent attorneys submitted a new “Methods and Apparatus for securing user input in a mobile device” Patent, which is no longer being pursued because of our inability of moving it forward. MobileTrust® is also covered by our GuardedID® patents. We cannot provide assurances that the latter patents will be granted in fiscal 2019 or 2020.

We plan to continue our strategy to aggressively enforce the patent rights relating to our granted Keystroke Encryption patents that help protect our GuardedID® and MobileTrust® products. We were granted three related keystroke encryption patents for which we received the most recent patent on March 3, 2015 (Patent Nos.: 8,566,608, 8,732,483 and 8,973,107).

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

On September 6, 2017, we entered into a Litigation Funding Agreement with two parties for the purpose of funding the enforcement of certain patents relating to the process of providing dual channel authentication against several infringers. These patent infringement cases are still in process. Our management believes, but cannot guarantee, that this Litigation Funding Agreement will allow us to pursue litigation against any infringement on our patents.

Business Strategy

Our primary strategy throughout 2018 and into 2019 is to focus on the growth and support of our channel partners, including distributors, resellers and original equipment manufacturers (OEMs). Our internal sales team targets potential direct sales in industries that management believes provides the greatest potential for short term sales. These include small to medium sized financial institutions, government agencies, e-commerce, healthcare, legal and enterprise businesses. We are also executing agreements with strategic resellers and distributors for marketing, selling and supporting our products internationally. We primarily work with distributors, resellers and agents to generate the bulk of our sales internationally, realizing that this strategy takes longer to nurture, however it is progressing well. We are starting to realize positive results, however slowly, with our sales channel and anticipate, but cannot guarantee, a successful fiscal 2019, through the sales channel and from our new mobile and GuardedID® MAC products with a concentration of sales already contracted. There can be no assurances, however, that we will succeed in implementing our sales strategy. Although management believes that there is an increasingly strong market for our products as the need for cyber security solutions increases globally, we have not generated substantial revenue from the sale of our products and there is no assurance we can secure a market sufficient to permit us to achieve profitability in fiscal 2019.

Most of the costs that we incur are related to salaries, professional fees, marketing, sales and research & design. We increased our support and technology staff in 2017 and 2018. Our operations presently require funding of approximately $150,000 per month. We expect that our monthly cash usage for operations will increase slightly due to contracted and anticipated increased volumes and adding some targeted channel marketing programs. We anticipate that the areas in which we will experience the greatest increase in operating expenses is in marketing, selling, product support, product research and new technology development in the growing cyber security market. We are committed to maintaining our current level of operating costs until we reach the level of revenues needed to absorb any potential increase in costs.

BlockSafe Technologies, Inc.

BlockSafe Technologies, Inc. (“BlockSafe”) was formed on December 1, 2017 in the State of Wyoming.  BlockSafe is in the business of providing total cyber security solutions and is the licensee from our company of our desktop anti-malware product called “GuardedID®” and a one of a kind mobile application called “MobileTrust®”.  BlockSafe is intended to be developed as an enterprise focusing on using our licensed technology in the field of cryptocurrency and its use of blockchains.  Small revenues have been generated to date as BlockSafe is still in the developmental stage. There can be no assurances on the success of this project or any profitability arising from BlockSafe. At December 31, 2018, and through the date of filing, BlockSafe has not developed or issued tokens and there is no assurance as to whether, or at what amount, or on what terms and conditions, tokens will be available to be issued, if ever, other than what is stated in their Pre-STO. The Securities and Exchange Commission has, in its dissemination of information to the public, expressed that tokens in the United States would be treated as securities pursuant to the Howey Test. This standard has been adopted, in various forms, in numerous other jurisdictions.

At present, we hold 49% of the issued and outstanding BlockSafe common stock, with Mark L. Kay, Ramarao Pemmaraju, and, George Waller, our Directors, each a member of the BlockSafe Board of Directors and individually holding 10.3% of the issued and outstanding common stock of BlockSafe, each, for a combined total of 31%. As a result of our 49% ownership and our Directors’ combined 31% ownership of the issued and outstanding BlockSafe common stock, we are effectively able to influence all matters requiring BlockSafe shareholder action, including significant corporate transactions.  Therefore, BlockSafe’s financial results have been consolidated with our financial results.

In June 2018, two members of our management team, George Waller, our Executive Vice President and Ramarao Pemmaraju, our Chief Technical Officer, were appointed to BlockSafe to serve as the Chief Executive Officer and Chief Technical Officer, respectively. Additionally, our Chief Executive Officer of StrikeForce, Mark L. Kay, also an appointee to the Board of Directors of BlockSafe, was appointed as Chairman and President of BlockSafe.

During the year ended December 31, 2018, BlockSafe issued an aggregate of $775,500 of unsecured promissory notes to nineteen unrelated parties, including a former executive of BlockSafe, bearing interest at 8% per annum, and maturing through September 2019.  Contemporaneously with the issuance of the promissory notes, BlockSafe entered into an obligation to pay the same parties a fixed amount equal to the face amount of the promissory notes in tokens, defined as a financing obligation.

In December 2018, BlockSafe agreed to issue 200,000 cryptocurrency tokens to an unrelated party for receipt of $50,000.  In February 2019, the agreement was amended and the unrelated party is to receive an additional 100,000 tokens.

BlockSafe Subsequent Events:

In March 2019, an increase of the authorized shares of BlockSafe’s common stock from one thousand (1,000) to one hundred million (100,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to BlockSafe’s Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in March 2019.

In March 2019, a 1:15,000 forward stock split of BlockSafe’s issued and outstanding shares of common stock was ratified, effective upon the filing of an amendment to BlockSafe's Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in March 2019.

From February 2019 to March 2019, four unrelated parties made private placement investments in BlockSafe for a total investment of $112,500.  In conjunction with the investments, the unrelated parties received 450,000 tokens and 56,250 restricted shares of BlockSafe common stock.

From February 2019 to March 2019, BlockSafe agreed to issue 450,000 cryptocurrency tokens and 56,250 restricted shares of BlockSafe common stock to four unrelated parties for receipt of $112,500.  The tokens or restricted stock of BlockSafe have not been issued as of the date of the financial statements.

From March to April 2019, five of the BlockSafe noteholders agreed to convert $275,500 of principal and $18,170 of accrued interest into 1,845,041 cryptocurrency tokens to be issued by BlockSafe.  The tokens have not been issued as of the date of the financial statements.

Competition

The software development and services market is characterized by innovation and competition. There are several well-established companies within the authentication market that offer network security systems in our product market and newer companies with emerging technologies. We believe that our multi-patented “Out-of-Band” multi-factor identity authentication platform is an innovative, secure, adaptable, competitively priced, integrated network authentication platform. The main features of ProtectID® include: an open architecture “Out-of-Band” platform for user authentication; operating system independence; biometric layering; soft mobile tokens; mobile authentication; secure website logon; Virtual Private Network (“VPN”) access; domain authentication; newly added Office 365 authentication and multi-level authentication. Unlike other techniques for increased network security, ProtectID® does not rely on a specific authentication device or method (e.g., phone, tokens, smart cards, digital certificates, soft mobile tokens, or biometrics, such as a retinal or fingerprint scan). Rather ProtectID® has been developed as an “open platform” that incorporates an unlimited number of authentication devices and methods. For example, once a user has been identified to a computer network, a system deploying our ProtectID® authentication system permits the “Out-of-Band” authentication of that user by a telephone, iPhone, iPad, PDA, email, hard token, SSL client software, a biometric device such as a voice biometric, or others, before that user is permitted to access the network. By using “Out-of-Band” authentication methods, management believes that ProtectID®, now patented and protected through our ongoing litigation, with plans for additional litigation, provides a competitive product for customers with security requirements greater than typical name and password schemes for virtual private networks and computer systems with multiple users at remote locations, as examples. We also believe that our multi-patented keystroke encryption product, GuardedID®, offers an additional competitive edge for network security and e-commerce applications that should provide greater levels of security and the ability to evolve over time based on newer technologies when made available. There is less competition for the keystroke encryption product and there are no well-established companies in this space, which explains our current growth in pilots and sales for GuardedID®, especially relating to bundled channel partner programs. GuardedID® is critical to help prevent key logging viruses, one of the largest sources of cyberattacks and data breaches. GuardedID® also is protected with three patents. Our newest product, MobileTrust®, is ideal for bringing the functionality of our other two products, especially including keystroke encryption, to all mobile devices, with initial focus on all Apple and Android devices. This product is also protected with our GuardedID® patents and some of its features and functions are covered by the Out-of-Band Authentication patent. . Our other new mobile product is GuardedID® Mobile SDK, which allows our secured keyboard function as a software development kit for developers to purchase and integrate as part of their secured applications. Considering the features and functions, all our cyber solutions have limited competition based on our products’ ability to protect individual identities and computers/devices against some of the most dangerous and increasing threats. We also have great demand for the mobile products, which are being marketed to all potential new clients.

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

Employees

As of fiscal year end December 31, 2018, we had 9 employees and our relations with employees are good.

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

We have yet to establish any history of profitable operations.  For the year ended December 31, 2018, we incurred a loss from operations of $2,400,635 and at December 31, 2018, we had a stockholders’ deficit of $13,802,504.  These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued.  As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2018 with respect to this uncertainty.  This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities and future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.

At December 31, 2018, we had cash on hand in the amount of $86,160.  From January to March 2019, the Company issued four unsecured convertible promissory notes for a total of $354,000, bearing interest at 10% per annum, and maturing from January to March 2020.  Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan.  Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash and proceeds relating to our patent lawsuits to operate our business. Currently, management is attempting to increase revenues and improve gross margins by a revised sales strategy. We are redirecting our sales focus from direct sales to domestic and international sales channel, where we are primarily selling through a channel of Distributors, Value Added Resellers, Strategic Partners and Original Equipment Manufacturers. While we believe in the viability of our strategy to increase revenues and in our ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to continually increase our customer base and realize increased revenues from recently signed contracts.  No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in the case of equity financing.

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

In December 2016, we executed a retainer agreement with a second patent attorney to aggressively enforce our patent rights as “Out-of-Band Authentication” has become the standard for authenticating consumers in the financial market and for many Saas application users (e.g., SalesForce, Quickbooks, etc.). As of March 1, 2019, we no longer retain that particular firm and we are currently searching for a new firm that will pick up the pending enforcement cases.

On September 6, 2017, we entered into a Litigation Funding Agreement with two parties for the purpose of funding the enforcement of certain patents relating to the process of providing dual channel authentication against several infringers. These patent infringement cases are still in process. Our management believes, but cannot guarantee, that this Litigation Funding Agreement will allow us to pursue litigation against any infringement on our patents.

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

We cannot assure that we can adequately protect the intellectual property or successfully prosecute potential infringement of the intellectual property rights. Also, we cannot assure that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. Failure to protect the intellectual property rights would result in a loss of revenue and could adversely affect our operations and financial condition. In December 2011, we executed an exclusive agreement with a firm to defend and protect our “Out-of-Band” Patent No. 7,870,599, which now includes Patent No. 8,484,698 and 8,713,701. In January 2013, we were assigned the entire right, title and interest in the “Out-of-Band” patent by NetLabs, with approval by the developer, and the assignment was recorded with the USPTO. We are working to aggressively enforce our Out-of-Band Authentication patent rights.

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

BECAUSE WE ARE QUOTED ON THE OTCMARKETS.COM INSTEAD OF AN EXCHANGE OR NATIONAL QUOTATION SYSTEM, OUR INVESTORS MAY HAVE A MORE DIFFICULT TIME SELLING THEIR STOCK OR EXPERIENCE NEGATIVE VOLATILITY ON THE MARKET PRICE OF OUR STOCK.

Our common stock is traded on the OTCMarkets.com. The OTCMarkets.com is often highly illiquid.  There is a greater chance of volatility for securities that trade on the OTCMarkets.com as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, for the reasons above, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

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

ITEM 2. PROPERTIES

We operate from leased offices located at 1090 King Georges Post Road, Suite #603, Edison, New Jersey 08837. We do not hold any material investments in other real or personal property other than office equipment. We anticipate these facilities will be adequate for the immediate future but that if we are successful in introducing our products, we will need to seek larger or additional office quarters. We paid a monthly base rent of $3,807 which commenced on July 1, 2009, with an initial extended lease termination date of January 31, 2016. In November 2015, the lease was extended for three years to January 31, 2019.  In August 2018, the lease was extended for five years to January 31, 2024.  We paid a monthly base rent of $4,067 from February 2016 thru January 2017, $4,190 from February 2017 through January 2018, $4,316 from February 2018 thru January 2019. We will pay a monthly base rent of $4,409 from February 2019 thru January 2020, $4,542 from February 2020 through January 2021, $4,678 from February 2021 thru January 2022, $4,818 from February 2022 thru January 2023 and $4,963 from February 2023 thru January 2024. The landlord holds $8,684 as our security deposit. The lease requires us to pay costs such as maintenance and insurance.

ITEM 3. LEGAL PROCEEDINGS

On June 20, 2016, we initiated additional patent litigation against three major competitors in the U.S. District Court for the District of New Jersey, for infringement of United States Patent No. 8,484,698.  This litigation is ongoing.  On March 14, 2017, one of the parties initiated an inter party review (IPR) (a procedure for challenging the validity of a United States patent before the United States Patent and Trademark Office) against our second Patent No. 8,484,698.

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

On December 1, 2017, The United States District Court for the Central District of California issued an opinion in the StrikeForce Technologies, Inc. v. SecureAuth Corp. case, which invalidated claims of U.S. Patent Nos. 7,870,599, 8,484,698 and 8,713,701 under 35 U.S.C. §101. We strongly disagree with the Court’s decision and an appeal has been prepared by our attorney.  We have agreed to stay our patent litigations in the District of New Jersey against Centrify Corp. and Duo Security Inc. pending the appeal. We believe that the litigations currently pending in the District of Massachusetts should also be stayed pending appeal and are discussing such a motion with the defendants in that case.  In February 2019, a panel of the United States Court of Appeals for the Federal Circuit issued a “Rule 36” decision, affirming the District Court’s order, thereby dismissing our lawsuit on the grounds of 35 U.S.C. #101, a statue that concerns what types of inventions are patentable. We plan on working with a patent attorney in order to develop an appropriate course of action relating to this case. We are not able to predict the duration, scope, results, or consequences of this action.  There can be no assurance that this matter will be resolved in a manner that is not adverse or that is beneficial to us.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(A) MARKET INFORMATION

Our registration statement on Form SB-2 was declared effective by the SEC in August 2005 and our shares were approved for listing on the OTC Bulletin Board by the Financial Industry Regulatory Authority (FINRA) in December 2005. Prior to December 2005, there was no public market for the common stock. Our common stock is currently quoted on the OTC Electronic Bulletin Board maintained by OTCMarkets.com under the symbol “SFOR.QB”. The following sets forth high and low bid price quotations for each calendar quarter during the last fiscal years that trading occurred or quotations were available, calculated based on the result post-prior reverse splits of our common stock. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended:	Low:	High:
March 31, 2017	$0.0170	$0.0189
June 30, 2017	$0.0120	$0.0130
September 30, 2017	$0.0071	$0.0080
December 31, 2017	$0.0053	$0.0064
March 31, 2018	$0.0130	$0.0157
June 30, 2018	$0.0158	$0.0169
September 30, 2018	$0.0175	$0.0195
December 31, 2018	$0.0139	$0.0149

The closing bid price for our shares of common stock on April 9, 2019 was $0.0047.

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

(B) HOLDERS

As of April 9, 2019, there were approximately 461 holders of the common stock on record with our transfer agent.

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

(D) RECENT ISSUANCES OF UNREGISTERED SECURITIES

In October 2018, a convertible note holder converted $65,000 of principal and $3,853 of accrued interest into 8,438,809 shares of common stock at conversion prices ranging from $0.007946 to $0.008526 per share.

In November 2018, a convertible note holder converted $100,000 of principal and $6,000 of accrued interest into 16,012,302 shares of common stock at conversion prices ranging from $0.006554 to $0.007018 per share.

In December 2018, we issued a total of 7,500 shares of restricted common stock, valued at $108, relating to a December 2009 retainer agreement with our SEC attorney.

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

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K

Our MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of our business conditions, results of operations, liquidity and capital resources and contractual obligations. We did not have any off balance sheet arrangements as of December 31, 2017 or 2018.

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

Results of Operations

FOR THE YEAR ENDED DECEMBER 31, 2018 COMPARED TO THE YEAR ENDED DECEMBER 31, 2017

Revenues for the year ended December 31, 2018 were $233,878 compared to $274,137 for the year ended December 31, 2017, a decrease of $40,259 or 14.7%.  The decrease in revenues was primarily due to the decrease in the sales of our security products. Revenues are derived from software, keyfobs and services.

Cost of revenues for the year ended December 31, 2018 was $14,086 compared to $12,504 for the year ended December 31, 2017, an increase of $1,582, or 12.7%. The increase resulted from the increase in third party fees related to our revenues. Cost of revenues as a percentage of total revenues for the year ended December 31, 2018 was 6.0% compared to 4.6% for the year ended December 31, 2017.

Gross profit for the year ended December 31, 2018 was $219,792 compared to $261,633 for the year ended December 31, 2017, a decrease of $41,841, or 16.0%. The decrease in gross profit was due to the decrease in our revenues and by the increase in our cost of revenues.

Research and development expenses for the year ended December 31, 2018 were $511,327 compared to $537,282 for the year ended December 31, 2017, a decrease of $26,055, or 4.9%. The decrease in research and development expenses was due to a decrease in the purchase of peripherals for testing purposes. The salaries, benefits and overhead costs of personnel conducting research and development of our software products primarily comprises our research and development expenses.

Compensation, professional fees, and selling, general and administrative (collectively, “SGA”) expenses for the year ended December 31, 2018 were $2,109,100 compared to $2,118,054 for the year ended December 31, 2017, a decrease of $8,954 or 0.4%. The decrease was due primarily to increased expenses in our subsidiary, BlockSafe, which began operations in December 2017.  SG&A expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock options to employees and other general corporate expenses.

For the year ended December 31, 2018, other expense was ($1,436,614) as compared to other expense of ($830,575) for the year ended December 31, 2017, representing an increase in other expense of $606,039, or 73.0%. The increase was primarily due to an increase in private placement costs, an increase in debt discount amortization expenses and an increase in the loss on extinguishment of debt.

Our net loss for the year ended December 31, 2018 was $3,837,249 compared to $3,224,278 for the year ended December 31, 2017, an increase of $612,971, or 19.0%. The increase was primarily due to an increase in debt discount amortization expenses, an increase in the loss on extinguishment of debt and increased expenses from our subsidiary, BlockSafe, which began operations in December 2017.

The net loss attributable to the non-controlling interest in our subsidiary for the year ended December 31, 2018 was $555,740. These results are due to the net loss recorded by our subsidiary, BlockSafe, which began operations in December 2017.

Liquidity and Capital Resources

Our total current assets at December 31, 2018 were $111,339, which included cash of $86,160, as compared with $512,036 in total current assets at December 31, 2017, which included cash of $455,484.  Additionally, we had a current deficit in the amount of $13,802,504 at December 31, 2018 compared to a current deficit of $10,793,186 at December 31, 2017.  We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing.

We financed our operations during the year ended December 31, 2018 primarily from the issuance of convertible debentures of $910,000 and the issuance of promissory notes of $775,500 by our subsidiary, BlockSafe.

Going Concern

We have yet to establish any history of profitable operations. For the year ended December 31, 2018, the Company incurred a net loss of $3,837,249 and used cash in operating activities of $2,023,545, and at December 31, 2018, the Company had a stockholders’ deficit of $13,802,504.  In addition, the Company is in default on notes payable and convertible notes payable in the aggregate amount of $3,076,924.  These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued.  In addition, the Company’s independent registered public accounting firm, in its report published on our December 31, 2018 year-end financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.  The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

Changes in Authorized Shares and Forward Split of BlockSafe Shares.

In June 2015, an increase of the authorized shares of the Company’s common stock from three billion (3,000,000,000) to five billion (5,000,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to our Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in July 2015.

In March 2019, an increase of the authorized shares of BlockSafe’s common stock from one thousand (1,000) to one hundred million (100,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to BlockSafe’s Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in March 2019.  In March 2019, a 1:15,000 forward stock split of BlockSafe’s issued and outstanding shares of common stock was ratified, effective upon the filing of an amendment to BlockSafe's Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in March 2019

Off-Balance Sheet Arrangements

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

Revenue Recognition

Prior to January 1, 2018, the Company recognized its revenue in accordance with Accounting Standards Codification (ASC) 605 Revenue Recognition, upon the delivery of its services or products when: (1) delivery had occurred or services rendered; (2) persuasive evidence of an arrangement existed; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable was probable

Effective January 1, 2018, the Company adopted the guidance of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts.  The implementation of ASC 606 did not have a material impact on the Company’s consolidated financial statements. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Please see pages F-1 through F-18.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of

StrikeForce Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of StrikeForce Technologies, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, during the year ended December 31, 2018, the Company incurred a net loss and utilized cash in operations, and at December 31, 2018, had a stockholders' deficit.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2015.

/s/ Weinberg & Company, P.A.

Los Angeles, California

April 15, 2019

STRIKEFORCE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS
Current Assets:
Cash	$86,160	$455,484
Accounts receivable, net	20,649	47,454
Prepaid expenses	4,530	9,098

Total current assets	111,339	512,036

Property and equipment, net	9,259	7,676
Other assets	18,430	20,485

Total Assets	$139,028	$540,197

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$945,669	$957,440
Convertible notes payable (net of discount of $521,763 and $0, respectively;
$1,438,100 in default at December 31, 2018 and 2017, respectively)	1,611,337	1,438,100
Convertible notes payable - related parties	355,500	355,500
Notes payable (net of discount of $195,653 and $0, respectively;
$1,638,824 in default at December 31, 2018 and 2017, respectively)	2,218,670	1,713,824
Notes payable - related parties	742,513	742,513
Accrued interest (including $1,267,749 and $1,145,941 due to related parties, respectively)	4,428,439	4,002,811
Contingent payment obligation	1,500,000	1,500,000
Financing obligation	825,500	-
Derivative liabilities	1,313,904	623,195

Total Current Liabilities	13,941,532	11,333,383

Commitments and contingencies

Stockholders' Deficit
Series A Preferred stock, no par value; 100 shares authorized;
3 shares issued and outstanding	987,000	987,000
Series B Preferred stock par value $0.10: 100,000,000 shares authorized;
36,667 and 70,001 shares issued and outstanding, respectively	3,667	7,000
Preferred stock series not designated par value $0.10: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.0001: 5,000,000,000 shares authorized;
2,373,749,597 and 2,335,843,241 shares issued and outstanding, respectively	237,374	233,584
Additional paid-in capital	26,349,805	25,522,331
Accumulated deficit	(40,824,610)	(37,543,101)
Total StrikeForce Technologies, Inc. stockholders' deficit	(13,246,764)	(10,793,186)
Noncontrolling interest in consolidated subsidiary	(555,740)	-

Total Stockholders' Deficit	(13,802,504)	(10,793,186)

Total Liabilities and Stockholders' Deficit	$139,028	$540,197

See accompanying notes to the consolidated financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2018	December 31, 2017

Revenue	$233,878	$274,137

Cost of revenue	14,086	12,504

Gross margin	219,792	261,633

Operating expenses:
Compensation	651,934	656,653
Professional fees	681,584	394,212
Selling, general and administrative expenses	775,582	1,067,189
Research and development	511,327	537,282

Total operating expenses	2,620,427	2,655,336

Loss from operations	(2,400,635)	(2,393,703)

Other income (expense):
Interest expense	(443,678)	(837,925)
Debt discount amortization	(873,334)	(4,000)
Private placement costs	(206,226)	(222,949)
Change in fair value of derivative liabilities	145,830	(320,888)
Extinguishment of derivative liabilities	279,687	557,827
Loss on extinguishment of debt	(337,634)	-
Forgiveness of debt	-	86,712
Other income	241	119

Other income (expense), net	(1,435,114)	(741,104)

Loss before income taxes	(3,835,749)	(3,134,807)

Income tax expense	(1,500)	(71,693)

Net loss	(3,837,249)	(3,206,500)

Deemed dividend on convertible preferred stock	-	(17,778)

Net loss	(3,837,249)	(3,224,278)
Net loss attributable to noncontrolling interest	555,740	-

Net loss attributable to common shareholders of StrikeForce Technologies, Inc.	$(3,281,509)	$(3,224,278)

Net loss per share attributable to common shareholders
- Basic and diluted	$-	$-

Weighted average common shares outstanding
- Basic and diluted	2,345,114,283	2,323,630,612

See accompanying notes to the consolidated financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2018

	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance at December 31, 2016	3	$987,000	50,001	$5,000	2,319,683,886	$231,970	$24,655,363	$(34,318,823)	$-	$(8,439,490)

Sale of shares of series B preferred stock	-	-	53,334	5,333	-	-	74,667	-	-	80,000

Deemed dividend on convertible preferred stock	-	-	-	-	-	-	17,778	(17,778)	-	-

Fair value of common stock issued for services	-	-	-	-	30,000	3	541	-	-	544

Fair value of vested options	-	-	-	-	-	-	772,260	-	-	772,260

Common stock issued upon conversion of notes and interest	-	-	-	-	-	-	-	-	-	-

Common stock issued upon conversion of Series B preferred stock	-	-	(33,334)	(3,333)	16,129,355	1,611	1,722	-	-	-

Common stock issued upon exercise of options and warrants	-	-	-	-	-	-	-	-	-	-

Forgiveness of accrued officers salaries recorded as capital contribution	-	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	(3,206,500)	-	(3,206,500)

Balance at December 31, 2017	3	$987,000	70,001	$7,000	2,335,843,241	$233,584	$25,522,331	$(37,543,101)	$-	$(10,793,186)

Fair value of common stock issued for services	-	-	-	-	30,000	3	454	-		457

Fair value of vested options	-	-	-	-	-	-	357,116	-		357,116

Common stock issued upon conversion of notes and interest	-	-	-	-	29,542,856	2,954	467,404	-		470,358

Common stock issued upon conversion of Series B preferred stock	-	-	(33,334)	(3,333)	8,333,500	833	2,500	-		-

Net loss	-	-	-	-	-	-	-	(3,281,509)	(555,740)	(3,837,249)

Balance at December 31, 2018	3	$987,000	36,667	$3,667	2,373,749,597	$237,374	$26,349,805	$(40,824,610)	$(555,740)	$(13,802,504)

See accompanying notes to the consolidated financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31, 2018	December 31, 2017

Cash flows from operating activities:
Net loss	$(3,837,249)	$(3,206,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,750	6,618
Amortization of discount on notes payable	873,333	4,000
Discount on notes payable recorded as interest expense	-	371,000
Fair value of common stock issued for services	456	544
Fair value of vested options	357,116	772,260
Forgiveness of debt	-	(86,712)
Change in fair value of derivative liabilities	(145,830)	320,888
Private placement costs	206,226	222,949
Loss on extinguishment of debt	337,634	-
Extinguishment of derivative liabilities	(279,687)	(557,827)
Changes in operating assets and liabilities:
Accounts receivable	26,805	104,555
Prepaid expenses	4,568	167
Accounts payable and accrued expenses	(11,771)	46,553
Accrued interest	438,104	285,173
Net cash used in operating activities	(2,023,545)	(1,716,332)

Cash flows from investing activities:
Purchases of property and equipment	(6,279)	(3,314)

Cash flows from financing activities:
Proceeds from convertible note payable	910,000	375,000
Proceeds from notes payable	775,500	-
Proceeds from finance obligation	50,000	-
Repayment of notes payable	(75,000)	(200,000)
Proceeds from contingent payment obligation	-	1,500,000
Proceeds from sale of Series B preferred stock	-	80,000
Repayment of convertible notes payable	-	(384,000)

Net cash provided by financing activities	1,660,500	1,371,000

Net decrease in cash	(369,324)	(348,646)

Cash at beginning of the period	455,484	804,130

Cash at end of the period	$86,160	$455,484

Supplemental disclosure of cash flow information:
Interest paid	$5,000	$89,310
Income tax paid	$-	$71,318

Supplemental disclosure of non-cash investing and financing transactions
Fair value of derivative upon issuance of convertible debt recorded as debt discount	$910,000	$-
Fair value of financing obligation recorded as debt discount	$775,500	$-
Deemed dividend on convertible preferred stock	$-	$17,778
Common stock issued for conversion of debt and accrued interest	$470,358	$210,000
Common stock issued for conversion of Series B preferred stock	$-	$3,333

See accompanying notes to the consolidated financial statements.

StrikeForce Technologies, Inc.

December 31, 2018 and 2017

Notes to the Consolidated Financial Statements

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, for the year ended December 31, 2018, the Company incurred a net loss of $3,837,249 and used cash in operating activities of $2,023,545, and at December 31, 2018, the Company had a stockholders’ deficit of $13,802,504.  In addition, the Company is in default on notes payable and convertible notes payable in the aggregate amount of $3,076,924. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2018, the Company had cash on hand in the amount of $86,160.  From January to March 2019, the Company issued four unsecured convertible promissory notes for a total of $354,000, bearing interest at 10% per annum, and maturing from January to March 2020.  Management estimates that the current funds on hand will be sufficient to continue operations through the next six months.  The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan.  Currently, management is attempting to increase revenues by redirecting its sales focus from direct sales to domestic and international sales channels, primarily selling through a channel of distributors, value added resellers, strategic partners and original equipment manufacturers.  While the Company believes in the viability of its strategy to increase revenues, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to increase its customer base and realize increased revenues.  No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company.  Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stock holders, in the case of equity financing.

BlockSafe Technologies, Inc.

In December 2017, the Company formed a subsidiary, BlockSafe Technologies, Inc. (“BlockSafe”).  BlockSafe is owned 49% by the Company and 31% by three executive officers of the Company, which combined represents an 80% controlling interest in BlockSafe.  Accordingly, BlockSafe is consolidated by the Company. BlockSafe plans to focus on providing security solutions to protect blockchain and cryptocurrencies.  Additionally, BlockSafe plans to create its own cryptocurrency tokens.  During the year ended December 31, 2018, BlockSafe received $775,500 from the issuance of unsecured notes payable (see Note 5) and $50,000 from a private placement memorandum (see Note 7).  As of December 31, 2018, no cryptocurrency tokens have been developed.  There is no assurance as to whether, or at what amount, or on what terms, tokens will be available, if ever.  Moreover, there can be no assurance how such technology will function, which could expose the Company to legal and regulatory issues.  In addition, legal and regulatory developments could render the technology impermissible, which could have a material adverse effect on BlockSafe and the Company.

In June 2018, the former CEO of BlockSafe resigned, and the Board of Directors appointed two members of the Company’s management team to serve as BlockSafe’s CEO and Chief Technical Officer, respectively. Additionally, the Company’s CEO was appointed as Chairman and President of BlockSafe.

The Company and BlockSafe have a management agreement pursuant to which BlockSafe shall remit a management fee of $36,000 per month to the Company, and when BlockSafe reaches a milestone of $1,000,000 in financing, an additional management fee of $5,000,000 shall be owed to the Company, payable monthly over three years. The management fee is currently eliminated in consolidation. Additionally, the Company retains the right to use and market BlockSafe’s patent pending Blockchain Defender™ product, perpetually, for a royalty fee of 15%.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its controlled subsidiary, BlockSafe.  Intercompany balances and transactions have been eliminated in consolidation.

At December 31, 2018, noncontrolling interests represents 51% of BlockSafe that the Company does not directly own.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased.

Revenue Recognition

Prior to January 1, 2018, the Company recognized its revenue in accordance with Accounting Standards Codification (ASC) 605 Revenue Recognition, upon the delivery of its services or products when: (1) delivery had occurred or services rendered; (2) persuasive evidence of an arrangement existed; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable was probable

Effective January 1, 2018, the Company adopted the guidance of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts.  The implementation of ASC 606 did not have a material impact on the Company’s consolidated financial statements. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

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

Cost of revenue includes direct costs and fees related to the sale of our products.

The following tables present our revenue disaggregated by major product and service lines:

	Year ended
	December 31, 2018	December 31, 2017
Software	$229,206	$228,711
Service	4,672	45,426
Total revenue	$233,878	$274,137

Accounts Receivable and Allowance for Doubtful Accounts

The Company evaluates the collectability of its trade accounts receivable based on a number of factors.  In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected.  In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding.  At December 31, 2018 and 2017, the allowance for doubtful accounts was $31,004 and $19,584, respectively.  For the years ended December 31, 2018 and 2017, the Company recorded bad debt expense of $11,420 and $20,715, respectively.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization.  Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

Estimated Useful Life (Years)

Computer equipment	5
Computer software	3
Furniture and fixture	7
Office equipment	7

Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.  Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2018 and 2017, the Company did not recognize any impairment for its property and equipment.

Long-lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made.  For the years ended December 31, 2018 and 2017, the Company did not recognize any such impairments.

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

As of December 31, 2018 and 2017, the Company’s balance sheets included the fair value of derivative liabilities of $1,313,904 and $623,195, respectively, which were based on Level 2 measurements.

The recorded amounts for accounts receivable, accounts payable, accrued expenses, convertible notes, and notes payables approximate their fair value due to their short-term nature.

Loss per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted loss per share reflects the potential dilution, using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the Company.  In computing diluted loss per share, the treasury stock method assumes that outstanding options, warrants, and convertible preferred stock are exercised and the proceeds are used to purchase common stock at the average market price during the period.  Options, warrants, and convertible preferred stock may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants.

For the years ended December 31, 2018 and 2017, the dilutive impact of stock options exercisable into 259,500,002 and 259,000,001 shares of common stock, respectively, convertible Series B Preferred stock that can convert into 3,481,149 and 14,815,026 shares of common stock, respectively, and notes payable that can convert into 78,318,710 and 25 shares of common stock, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

Advertising, Sales and Marketing Costs

Advertising, sales and marketing costs are expensed as incurred and are included in sales and marketing expenses.  For the years ended December 31, 2018 and 2017, advertising, sales and marketing expenses were $13,496 and $20,507, respectively.

Research and Development Costs

Costs incurred for research and development are expensed as incurred. The salaries, benefits, and overhead costs of personnel conducting research and development of the Company’s software products comprise research and development expenses. Purchased materials that do not have an alternative future use are also expensed.

Concentrations

For the year ended December 31, 2018, sales to two customers comprised 65% and 24% of revenues, respectively.  For the year ended December 31, 2017, sales to one customer comprised 55% of revenues.  At December 31, 2018, two customers comprised 68% and 12% of accounts receivable, respectively.  At December 31, 2017, four customers comprised 30%, 29%, 19% and 14% of accounts receivable, respectively.

The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.  At December 31, 2018, the Company did not have cash deposits that exceeded the federally insured limit of $250,000.  The Company believes that no significant concentration of credit risk exists with respect to its cash balances because of its assessment of the creditworthiness and financial viability of the financial institution.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases, which was subsequently amended in 2018 by ASU 2018-10, ASU 2018-11 and ASU 2018-20 (collectively, Topic 842).  Topic 842 will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months.  For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows.  For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows.   Topic 842 is effective for annual and interim reporting periods beginning after December 15, 2018.  Early adoption is permitted.   Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach.  Topic 842 allows for a cumulative-effect adjustment in the period the new lease standard is adopted and will not require restatement of prior periods.  The Company is in the process of evaluating the impact of Topic 842 on the Company’s financial statements and disclosures, though the adoption is expected to result in an increase in the assets and liabilities reflected on the Company’s balance sheets.

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

Note 2 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	December 31, 2018	December 31, 2017

Computer equipment	$81,666	$78,769
Computer software	41,786	38,404
Furniture and fixtures	10,157	10,157
Office equipment	16,511	16,511
	150,120	143,841
Less accumulated depreciation	(140,861)	(136,165)
	$9,259	$7,676

Depreciation expense for the years ended December 31, 2018 and 2017 was $4,695 and $4,563, respectively.

Note 3 - Convertible Notes Payable

Convertible notes payable consisted of the following:

	December 31, 2018	December 31, 2017
Secured
(a) DART, in default	$542,588	$542,588

Unsecured
(b) Convertible notes with fixed conversion features, in default	895,512	895,512
(c) Convertible notes with adjustable conversion features	695,000	-
Total convertible notes principal outstanding	2,133,100	1,438,100
Debt discount	(521,763)	-
Convertible notes, net of discount	$1,611,337	$1,438,100

(a)	At December 31, 2018 and 2017, $542,588 of notes payables are due to DART/Citco Global. The notes are convertible into shares of the Company’s common stock based on adjustable conversion prices, are secured by all of the Company’s assets, were due in 2010, and are currently in default. Beginning in 2009, the note holder agreed to the forbearance of any further interest on the notes payable to DART/Citco Global. The adjustable conversion features of the notes are accounted for as derivative liabilities (see Note 9). DART/Citco Global did not process any conversions of notes into shares of common stock during the year ended December 31, 2018 or 2017. The Company has been in contact with the note holder who has indicated that it has no present intention of exercising its right to convert the debentures into shares of the Company's common stock. Under the terms of the secured debentures, the Company is restricted in its ability to issue additional securities as long as any portion of the principal or interest on the secured debentures remains outstanding. During the year ended December 31, 2018, the Company did not obtain DART/Citco Global’s written consent related to any of its financing agreements.

(b)	At December 31, 2018 and 2017, convertible notes payable with fixed conversion features (“fixed convertible notes”) consisted of 13 unsecured convertible notes convertible at a fixed amount into 13 shares of the Company’s common stock, at fixed conversion prices ranging from $1,950,000 to $9,750,000,000 per share, as defined in the agreements and adjusted for applicable reverse stock splits. The notes bear interest at 8% to 18% per annum and were due on various dates from March 2008 to March 2015. All of the fixed convertible notes are currently in default and the Company is pursuing settlements with certain of the holders. During the year ended December 31, 2018, there were no additional notes issued or any repayments of note principal.

At December 31, 2017, the balance of the accrued interest on the fixed convertible notes was $1,004,631. During the year ended December 31, 2018, interest of $75,133 was accrued. At December 31, 2018, the balance of accrued interest on the fixed convertible notes was $1,079,764.

(c)	At December 31, 2017, there were no convertible notes with adjustable conversion features outstanding. During the year ended December 31, 2018, the Company issued seven convertible notes payable to one lender for an aggregate of $910,000, bearing interest at 10% per annum, and maturing through December 2019. During the year ended December 31, 2018, interest of $19,241 was accrued. At the option of the holder, each of the notes is convertible into shares of common stock of the Company at a price per share discount of 58% of the lowest closing market price of the Company’s common stock during the twenty days preceding a conversion notice. The variable conversion price is not considered predominately based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. As a result, the Company determined that the conversion features of the convertible notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance. The Company determined that upon issuance of the convertible notes between March 2018 and December 2018, the initial fair value of the embedded conversion feature totaled $1,116,226 (see Note 9), of which $910,000 was recorded as debt discount offsetting the face amount of the convertible notes, and the remainder of $206,226 was recorded as private placement costs. During the year ended December 31, 2018, debt discount amortization of $293,487 was recorded, $94,750 of debt discount was removed related to debt that was converted, and the balance of the unamortized discount at December 31, 2018 was $521,763.

During the year ended December 31, 3018, the note holder elected to convert two notes for $215,000 plus interest of $12,475 (total of $227,475) into 29,542,856 shares of the Company’s common stock at conversion prices ranging from $0.006554 to $0.01044 per share. On the dates of conversion, the closing price of the Company’s common stock ranged from $0.0122 to $0.0195 per share, or total fair value of shares of $470,358. The Company followed the general extinguishment model to record the settlement of the debt. The debt and accrued interest totaled $227,474, the related unamortized discount totaled ($94,750), and the shares issued were measured at their fair value of $470,358. The difference of $337,634 was recorded as loss on settlement of debt. In addition, the bifurcated conversion option derivatives, after a final mark-up to $279,687, were removed and recorded as a gain on extinguishment.

At December 31, 2018 and 2017, accrued interest due for all convertible notes was $1,099,005 and $1,004,631, respectively, and is included in accrued interest in the accompanying balance sheets.  Interest expense for all convertible notes payable for the years ended December 31, 2018 and 2017 was $94,374 and $176,317, respectively.

Note 4 - Convertible Notes Payable – Related Parties

At December 31, 2018 and 2017, convertible notes payable - related parties consist of 12 convertible notes payable in the aggregate of $355,500.  The notes are unsecured and have extended due dates of December 31, 2019.  Six notes totaling $268,000 are due to the Company’s Chief Executive Officer, at a compounded interest rate of 8% per annum; two notes totaling $57,000 are due to the Company’s VP of Technology, interest at prime plus 2% and prime plus 4% per annum; and four notes totaling $30,000 are due to the spouse of the Company’s Chief Technology Officer at a compounded interest rate of 8% per annum.  $33,000 of the notes are convertible at a fixed conversion price of $7,312,500 per share and $322,500 of the notes are convertible at a fixed conversion price of $9,750,000,000 per share, as defined in the note agreements and adjusted for applicable reverse stock splits.

At December 31, 2017, accrued interest due for the convertible notes – related parties was $498,077.  During the year ended December 31, 2018, interest of $65,728 was accrued.  At December 31, 2018, accrued interest due for the convertible notes – related parties was $563,805.

Note 5 - Notes Payable

Notes payable consisted of the following:

	December 31, 2018	December 31, 2017
Unsecured
(a) Promissory notes-in default	$413,824	$413,824
(b) Promissory notes – StrikeForce Investor Group-in default	1,225,000	1,230,000
(c) Promissory note	-	70,000
(d) Promissory notes issued by BlockSafe	775,500	-
Total notes payable principal outstanding	2,414,324	1,713,824
Debt discount	(195,654)	-
Notes payable, net of discount	$2,218,670	$1,713,824

(a)	Notes payable consists of various unsecured promissory notes with interest from 8% to 14% per annum. The notes were due on various dates from December 2011 to July 2017 and are currently in default, The Company is currently pursuing settlements with certain of the note holders. At December 31, 2018 and 2017, the balance due under these notes was $413,824.

At December 31, 2017, the balance of the accrued interest on the notes payable-various was $459,898. During the year ended December 31, 2018, $45,556 of interest was accrued. At December 31, 2018, accrued interest on the notes payable-various was $505,454.

(b)	Notes payable to StrikeForce Investor Group (SIG), made up of various investors with unsecured notes, interest at 10% per annum, originally due in 2011, and currently in default. At December 31, 2017, the balance of notes payable-SIG was $1,230,000. During the year ended December 31, 2018, the Company repaid $5,000 of principal and at December 31, 2018, the balance of notes payable-SIG was $1,225,000. The Company is currently pursuing extensions on the remaining delinquent notes.

At December 31, 2017, the balance of the accrued interest on the notes payable-SIG was $1,392,341. During the year ended December 31, 2018, $122,503 of interest was accrued and $5,000 of accrued interest was paid. At December 31, 2018, accrued interest on the notes payable-SIG was $1,509,844.

(c)	In July 2017, the Company executed an exchange agreement with a factor which transferred the amount due to the factor of approximately $209,000 into a promissory note for $210,000, non-interest bearing, and maturing on February 7, 2018. As of December 31, 2017, the balance due on the promissory note was $70,000. The remaining balance was paid off in January 2018, for $20,000, and February 2018, for $50,000.

(d)	During the year ended December 31, 2018, BlockSafe (see Note 1) issued an aggregate of $775,500 of unsecured promissory notes to nineteen unrelated parties, including a former executive of BlockSafe, bearing interest at 8% per annum, and maturing through September 2019. During the year ended December 31, 2018, interest of $46,388 was accrued. Contemporaneously with the issuance of the promissory notes, BlockSafe entered into an obligation to pay the same parties a fixed amount equal to the face amount of the promissory notes in tokens, as defined (see Note 7) as a financing obligation. The value of the financing obligation was determined to be $775,500 and was recorded as a liability and as a discount to the promissory notes. The discount will be amortized over the term of the promissory notes. During the year ended December 31, 2018, debt discount amortization of $579,847 was recorded and the balance of the unamortized discount at December 31, 2018 was $195,653.

At December 31, 2018 and 2017, accrued interest due for all notes payable above was $2,061,686 and $1,852,239, respectively, and is included in accrued interest in the accompanying balance sheets.  Interest expense for notes payable for the year ended December 31, 2018 and 2017 was $214,447 and $170,589, respectively.

Note 6 - Notes Payable – Related Parties

Notes payable- related parties consisted of the following:

	December 31, 2018	December 31, 2017
Unsecured
(a) Promissory notes	$742,513	$742,513
Notes payable, current maturities	$742,513	$742,513

(a)	Promissory notes represent eighteen unsecured notes payable to the Company’s Chief Executive Officer ranging in interest rates of 0% per annum to 10% per annum. The notes are unsecured and have extended due dates of December 31, 2019. At December 31, 2018 and 2017, the balance due under these notes was $742,513. At December 31, 2017, accrued interest due for the notes was $647,864. During the year ended December 31, 2018, interest of $56,080 was accrued. At December 31, 2018, accrued interest due for the notes was $703,944.

Note 7 – Financing Obligation

During the year ended December 31, 2018, BlockSafe issued promissory notes payable to nineteen unrelated parties aggregating $775,500 (see Note 5).  The notes mature one year from the date of issuance, are unsecured, and bear interest at 8% per annum.  As part of each promissory note agreement BlockSafe agreed to pay a financing obligation to the note holders equal to the note principal in cryptocurrency tokens to be issued by BlockSafe.  At December 31, 2018 and through the date of filing, BlockSafe has not developed or issued any cryptocurrency tokens and there is no assurance as to whether, or at what amount, or on what terms, tokens will be available to be issued, if ever.  Nonetheless, management determined an obligation is bundled with the note agreements and determined that 100% of the face amount of the promissory notes, or $775,500, is probable of being settled.  Accordingly, the Company recorded a liability for $775,500 as a financing obligation.

In addition, in December 2018, BlockSafe agreed to issue 200,000 cryptocurrency tokens to an unrelated party for receipt of $50,000.  In February 2019, the agreement was amended and the unrelated party is to receive an additional 100,000 tokens.  At December 31, 2018 and through the date of filing, BlockSafe has not developed or issued any cryptocurrency tokens and there is no assurance as to whether, or at what amount, or on what terms, tokens will be available to be issued, if ever.  When BlockSafe received the $50,000, it agreed to issue 300,000 tokens (as amended).  As the tokens do not exist yet, and are not considered equity, at December 31, 2018, management determined that 100% of the $50,000 is probable of being a liability to be settled by BlockSafe, through the issuance of tokens, or through other means if tokens are never issued.  Accordingly, the Company recorded a liability for $50,000 as a financing obligation

Note 8 – Contingent Payment Obligation

On September 6, 2017, the Company entered into a litigation funding agreement with Therium Inc. and VGL Capital, LLC (collectively the “Funders”).  Under the agreement, the Company received $1,500,000 from the Funders to allow the Company to pursue patent enforcement actions against infringements of its patents (see Note 13).  In exchange, the Funders are entitled to receive, after the payment of legal fees, the first $1,500,000 from the gross proceeds of any claims awarded, 10% of any additional claim proceeds until the Funders have received an additional $7,500,000, and 2.5% of any claim proceeds thereafter.   The Funders shall be paid only in the event that the Company achieves recoveries of claim proceeds.  The terms of the litigation funding agreement allow for additional funding of $1,500,000, between February 1, 2018 to January 31, 2019, which would require the Company to repay the funders an additional $5,000,000, plus a percentage of any claim proceeds thereafter.  The Company received no additional funding during the year ended December 31, 3018.  At December 31, 2018 and 2017, the Company has reflected the $1,500,000 received from the Funders as a contingent payment obligation to be paid only if claim proceeds are recovered.  On May 22, 2018, the Company was notified by Therium Inc. of the assignment of the debt to Therium Luxembourg.

Note 9 – Derivative Financial Instruments

At December 31, 2018, the Company had convertible promissory notes outstanding that are convertible into shares of common stock of the Company at the option of the holder at price per share discounts ranging from 20% to 58% of the Company’s common stock market price, as defined in the note agreements.  As the ultimate determination of shares to be issued upon conversion of these notes could exceed the current number of available authorized shares, the Company determined that the conversion features of the convertible notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities.  Accordingly, the conversion features of the notes were separated from the host contracts (i.e. the notes) and characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At December 31, 2017, the balance of the derivative liabilities was $623,195.  During the year ended December 31, 2018, the Company recorded additions of $1,116,226 related to the conversion features of notes issued during the period (see Note 3), and a decrease in fair value of derivatives of ($145,830).  In addition, the Company recorded a decrease in derivative liability of ($279,687) related to derivative liabilities that were extinguished.  At December 31, 2018, the balance of the derivative liabilities was $1,313,904.

The derivative liability was valued at the following dates using a probability weighted Black-Scholes-Merton model with the following assumptions:

	December 31, 2018	March 2018 to December 2018 (dates of inception)	December 31, 2017
Conversion feature:
Risk-free interest rate	0.25%	0.23%-0.25%	0.18%
Expected volatility	129%	124%-146%	147%
Expected life (in years)	1 year	1 year	1 year
Expected dividend yield	-	-	-

Fair Value:
Conversion feature	$1,313,904	$1,116,226	$623,195

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

Note 10 – Stockholders’ Deficit

Common Stock

During the year ended December 31, 2018, the Company issued an aggregate of 37,906,356 shares of its common stock as follows:

•	The Company issued 30,000 shares of its common stock for services, valued at $456.

•	The Company issued 8,333,500 shares of its common stock in exchange for conversion of 33,334 shares of Series B Preferred Stock at a conversion price of $0.004 per share.

•	A convertible note holder converted $215,000 of principal and $12,475 of accrued interest into 29,542,856 shares of common stock at conversion prices ranging from $0.006554 to $0.01044 per share.

During the year ended December 31, 2017, the Company issued an aggregate of 16,159,355 shares of its common stock as follows:

•	The Company issued 30,000 shares of its common stock for services, valued at $544.

•	The Company issued 16,129,355 shares of its common stock in exchange for conversion of 33,334 shares of Series B Preferred Stock at a conversion price of $0.00207 per share.

Note 11 - Options

In November 2012, the stockholders approved the 2012 Stock Option Plan for our employees, effective January 3, 2013. The number of shares authorized for issuance under the plan was 100,000,000 and was increased to 400,000,000 in November 2017 by unanimous consent of the Board of Directors.

In September 2016 and December 2017, the Company issued options to purchase an aggregate of 259,000,000 shares of its common stock to management and employees with a total fair value of $1,946,000 determined using the Black-Scholes Option Pricing model.  The options are exercisable at $0.0057 to $0.00625 per share, vest in 6 months, and expire through December 2027.  During the years ended December 31, 2018 and 2017, the Company recognized compensation costs of $355,277 and $749,538, respectively, related to the amortization of the fair value of options that vested.

In July 2018, the Company issued options to purchase an aggregate of 500,001 shares of its common stock to a consulting firm with a total fair value of $3,855 determined using the Black-Scholes Option Pricing model.  The options are exercisable at $0.016 per share, vest in 12 months, and expire in July 2019.  During the year ended December 31, 2018, the Company recognized non-employee compensation costs of $1,838 related to the amortization of the fair value of options that vested.

The table below summarizes the Company’s stock option activities for the period January 1, 2017 to December 31, 2018:

	Number of Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, January 1, 2017	196,000,001	$0.00625-2,242,500	$0.00625
Granted	63,000,000	$0.0057	$0.0057
Exercised	-	$-	$-
Expired	-	$-	$-
Balance, January 1, 2018	259,000,001	$0.0057-2,242,500	$0.00625
Granted	500,001	$0.016	$0.016
Exercised	-	$-	$-
Expired	-	$-	$-
Balance outstanding, December 31, 2018	259,500,002	$0.0057-2,242,500	$0.0062
Balance exercisable, December 31, 2018	259,112,330	$0.0057-2,242,500	$0.0062

At December 31, 2018 and 2017, the intrinsic value of outstanding options was zero.

The following table summarizes information concerning the Company’s stock options as of December 31, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$975,000,000	1	1.00	$975,000,000	1	1.00	$975,000,000
$0.0057	63,000,000	10.00	$0.0057	63,000,000	10.00	$0.0057
$0.016	500,001	1.00	$0.016	238,358	1.00	$0.016
$0.00625	196,000,000	10.00	$0.0062	196,000,000	10.00	$0.0062
$0.00625 - 975,000,000	259,500,002	10.00	$0.0062	259,238,358	10.00	$0.0062

Note 12 - Income Tax Provision

On December 22, 2017, the Tax Reform Act was signed into law which significantly changed U.S. tax law by, among other things, lowering the corporate income tax rate from 35% to 21%, effective January 1, 2018; allowing for the acceleration of expensing for certain business assets; requiring companies to pay a one-time transition tax on certain un-remitted earnings of foreign subsidiaries; and eliminating U.S. federal income tax on dividends from foreign subsidiaries.   The Company has no tax provision for any period presented due to its history of operating losses.  As of December 31, 2018, the Company had deferred tax assets of approximately $5,168,000, resulting from certain temporary differences and net operating loss (“NOL”) carry-forwards of approximately $22,472,000, which are available to offset future taxable income.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as management has determined that their realization is not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The income tax provision consists of the following for the year ended:

	December 31, 2018	December 31, 2017
Federal
Current	$-	$71,693
Deferred	-	-

State
Current	1,500	-
Deferred	-	-

Income tax provision	$1,500	$71,693

Components of deferred tax assets as of December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017
Net deferred tax assets – non-current:

NOL carry-forwards	$4,719,000	$4,489,000
Share-based compensation	449,000	374,000
Less valuation allowance	(5,168,000)	(4,863,000)

Deferred tax assets, net of valuation allowance	$-	$-

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the year ended December 31, 2018	For the year ended December 31, 2017

Federal statutory income tax rate	21.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(21.0)	(34.0)

Effective income tax rate	0.0%	0.0%

The Company’s operations are based in New Jersey and it is subject to Federal and New Jersey state income tax. Tax years after 2014 are open to examination by United States and state tax authorities.

The Company adopted accounting rules which address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under these rules, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. These accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2018, no liability for unrecognized tax benefits was required to be recorded.

Note 13 - Commitments and Contingencies

Leases

The Company leases its offices premises under a lease agreement through January 31, 2024.  During the years ended December 31, 2018 and 2017, the Company recorded rental expense of $51,330 and $50,157.  As of December 31, 2018, the Company has future minimum rental payments for its office premises due under its non-cancellable operating lease as follows:

Year ending December 31:
2019	$52,815
2020	54,371
2021	56,000
2022	57,676
2023	59,411
Thereafter	4,963

Total	$285,236

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

On December 1, 2017, The United States District Court for the Central District of California issued an opinion in the StrikeForce Technologies, Inc. v. SecureAuth Corp. case, which invalidated claims of U.S. Patent Nos. 7,870,599, 8,484,698 and 8,713,701 under 35 U.S.C. §101. The Company strongly disagrees with the Court’s decision and an appeal has been prepared by the Company’s attorney.  The Company has agreed to stay its patent litigations in the District of New Jersey against Centrify Corp. and Duo Security Inc. pending the appeal. The Company believes that the litigations currently pending in the District of Massachusetts should also be stayed pending appeal and is discussing such a motion with the defendants in that case.  In February 2019, a panel of the United States Court of Appeals for the Federal Circuit issued a “Rule 36” decision, affirming the District Court’s order, thereby dismissing the Company’s lawsuit on the grounds of 35 U.S.C. #101, a statue that concerns what types of inventions are patentable. The Company plans on working with a patent attorney in order to develop an appropriate course of action relating to this case.

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

Asset Sale and Licensing Agreement

On August 24, 2015, the Company entered into an agreement with Cyber Safety, Inc., a New York corporation (“Cyber Safety”) for Cyber Safety to license, and retain an option to purchase, the patents and intellectual property related to the GuardedID® and MobileTrust® software.  Cyber Safety had the option to buy the Company’s GuardedID® patent for $9,000,000 that expired on September 30, 2020.  In March 2019, the option to purchase agreement was modified to increase the purchase price to $10,000,000 and extend the expiration date to September 30, 2021.  If the purchase price is not paid by September 30, 2021, it will increase to $11,000,000 and be due September 30, 2022. The Company anticipates, but cannot guarantee, Cyber Safety will complete the purchase by September 30, 2021.  Cyber Safety will also resell the Company’s GuardedID® and MobileTrust® products, for which the Company will receive a royalty, while the Company retains an unlimited license to resell those products.  Cyber Safety also licensed the Malware Suite until September 30, 2020 and agreed to pay the Company 15% to 20% of the net amount Cyber Safety receives from this product.  In 2018, the Company received nominal license payments from Cyber Safety.

Note 14 – Subsequent Events

In January 2019 through March 2019, the Company issued four unsecured convertible promissory note aggregating $354,000, bearing interest at 10% per annum, and maturing in one year through March 2020.  The notes are convertible at a 58% discount to the price of the Company’s common stock, as defined.

From January 2019 to March 2019, a convertible note holder converted $260,000 of principal and $16,108 of accrued interest into 73,442,605 shares of common stock at conversion prices ranging from $0.002552 to $0.008062 per share.

From February 2019 to March 2019, BlockSafe agreed to issue 56,250 restricted shares of BlockSafe common stock and 450,000 cryptocurrency tokens and to four unrelated parties for receipt of $112,500.  The tokens or restricted stock of BlockSafe have not been issued as of the date of the financial statements.

Subsequent to December 31, 2018, and through the date of their financial statements, $457,000 of the promissory notes payable by BlockSafe (see Note 5) to 13 note holders matured. Five of the noteholders agreed to convert $275,500 of principal and $18,170 of accrued interest into 1,845,041 cryptocurrency tokens to be issued by BlockSafe. The tokens have not been issued as of the date of the financial statements. The balance of the promissory notes that matured of $181,500 are past due and the Company is working with the note holders to cure the defaults.

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

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (CFO) of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2018. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the following material weaknesses:

1. We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the year ended December 31, 2018.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

ITEM 9B. OTHER INFORMATION

On September 8, 2017, our retail distributor, WYNIT Distribution, LLC, filed for Chapter 11 bankruptcy protection in the Minnesota Bankruptcy Court (Bankruptcy Petition #17-42726). WYNIT serves a wide range of customers, including large national retailers such as Home Shopping Network, Office Depot/Max, Best Buy Canada, Staples and others as well as smaller independent resellers.  Our Management has filed the appropriate forms, for our benefit, with the Minnesota Bankruptcy Court, but recognizes that we are an unsecured creditor. As of the date of this filing, the WYNIT Distribution, LLC, Chapter 11 bankruptcy is still proceeding.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS.

The following sets forth our executive officers and/or Directors, their ages, and all offices and positions held with us.

Name	Age	Position
Mark L. Kay	70	Chief Executive Officer and Chairman of the Board of Directors
Philip E. Blocker	62	Chief Financial Officer
Ramarao Pemmaraju	58	Chief Technical Officer and Director
George Waller	61	Executive Vice President and Marketing Director

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

During fiscal 2018, our Board of Directors met twelve times. The Board of Directors also uses written resolutions to deal with certain matters and, during fiscal 2018 nineteen written resolutions were signed by a majority of the Directors.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of StrikeForce during the years ended December 31, 2018 and 2017, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during 2018 and 2017. The foregoing persons are collectively referred to in this Form 10-K as the “Named Executive Officers.” Compensation information is shown for the years ended December 31, 2018 and 2017:

Name/ Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Incentive Plan Option Awards (Vested) ($)	Securities Underlying Options/SARs ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark L. Kay
Chief Executive Officer	2018	150,000	-	-	56,393	-	-	-	206,393
	2017	180,000	5,000	-	141,277	-	-	-	326,277

George Waller
Executive Vice President	2018	150,000	5,769	-	56,393	-	-	-	212,162
	2017	180,000	5,000	-	141,277	-	-	-	326,277

Ramarao Pemmeraju
Chief Technology Officer	2018	150,000	5,769	-	56,393	-	-	-	212,162
	2017	180,000	5,000	-	141,277	-	-	-	326,277

On July 31, 2010, Philip E. Blocker was appointed our Chief Financial Officer. Mr. Blocker is not our employee. He received fee payments of $0 in 2018 and $4,175 in 2017.  Mr. Blocker received no option awards in 2018 or 2017.

Outstanding Option Awards at Year End

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested, and equity-incentive plan awards outstanding at December 31, 2018 for each Named Executive Officer and/or Director:

Outstanding Equity Awards At Fiscal Year-End Table

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mark L. Kay	1	-	-	$2,242,500	01/03/23	-	-	-	-
	36,000,000	-	-	$0.00625	09/28/26	-	-	-	-
	10,000,000	-	-	$0.0057	12/21/27

George Waller	1	-	-	$2,242,500	01/03/23	-	-	-	-
	36,000,000	-	-	$0.00625	09/28/26	-	-	-	-
	10,000,000	-	-	$0.0057	12/21/27

Ramarao Pemmaraju	1	-	-	$2,242,500	01/03/23	-	-	-	-
	36,000,000	-	-	$0.00625	09/28/26	-	-	-	-
	10,000,000	-	-	$0.0057	12/21/27

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

All Other Compensation Table

None.

Perquisites Table

None.

Director Compensation

All three of our directors were also our executive officers through December 31, 2018. Our directors did not receive any separate compensation for serving as such during fiscal 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Share Ownership of Certain Beneficial Owners

The following table sets forth certain information as of December 31, 2018, with respect to the shares of common stock beneficially owned by: (i) each director; (ii) each executive officer; (iii) all current executive officers (regardless of salary and bonus level) and directors as a group; and (iv) each person or entity known by us to beneficially own more than 5% of our outstanding common stock. The address for each director and executive officer is 1090 King Georges Post Road, Suite 603, Edison, New Jersey 08837. Unless otherwise indicated, the shareholders listed in the table below have sole voting and investment powers with respect to the shares indicated:

This table is based upon information obtained from our stock records.

NAME OF BENEFICIAL OWNER	AMOUNT OF OWNERSHIP(1)	PERCENTAGE OF CLASS(2) (excluding Preferred Stock (11))
Mark L. Kay	46,000,008 (3),(11)	1.6943%
Ramarao Pemmaraju	81,000,007 (4),(5),(11)	2.9834%
George Waller	62,000,002 (6),(7),(11)	2.2836%
All directors and executive officers as a group (3 persons)	189,000,017 (8)	6.9612%
NetLabs.com, Inc.	2 (9),(10)	0.00000007%

(1)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 90 days from the date hereof.
(2)

Based on 2,373,749,597 shares of common stock outstanding as of December 31, 2017; also including 78,318,710 shares of common stock available upon the conversion of certain convertible loans, 3,481,149 shares of common stock available upon the conversion of Series B Preferred stock and 259,500,002 shares of common stock underlying options.

(3)

Includes 6 shares of common stock available upon the conversion of certain convertible loans valued at $9,750,000,000 per share for $240,000 of convertibles and $7,312,500,000 per share for $28,000 of convertibles, 1 share of common stock underlying vested ten-year options valued at $2,242,500 per share, 36,000,000 shares of common stock underlying vested ten-year options valued at $0.00625 per share and 10,000,000 shares of common stock underlying vested ten-year options valued at $0.0057 per share. Mark L. Kay, along with Ramarao Pemmaraju and George Waller each hold one share of Series A Preferred Shares which, collectively, allow the holders to vote up to 80% of the issued and outstanding shares of common and preferred stock; Mark Kay, along with Ramarao Pemmaraju and George Waller have irrevocably waived any conversion rights.

(4)

Includes 4 shares of common stock available upon the conversion of certain convertible loans valued at $9,750,000,000 per share for $25,000 of convertibles and $7,312,500,000 per share for $5,000 of convertibles 2 shares of common stock underlying vested ten-year options valued at $2,242,500 per share, 58,000,000 shares of common stock underlying vested ten-year options valued at $0.00625 per share and 23,000,000 shares of common stock underlying vested ten-year options valued at $0.0057 per share. Of the total shares, 27,000,005 shares, consisting of 4 shares of common stock available upon the conversion of certain convertible loans valued at $9,750,000,000 per share for $25,000 of convertibles and $7,312,500,000 per share for $5,000 of convertibles, 1 share of common stock underlying vested ten-year options valued at $2,242,500 per share, 22,000,000 shares of common stock underlying vested ten-year options valued at $0.00625 per share and 5,000,000 shares of common stock underlying vested ten-year options valued at $0.0057 per share, are in the name of Sunita Pemmaraju who is a family member of Ramarao Pemmaraju. Of the total shares, 8,000,000 shares, consisting of shares of common stock underlying vested ten-year options valued at $0.0057 per share, are in the name of Bhavani Pemmaraju who is a family member of Ramarao Pemmaraju.  Mark L. Kay, along with Ramarao Pemmaraju and George Waller each hold one share of Series A Preferred Shares which, collectively, allow the holders to vote up to 80% of the issued and outstanding shares of common stock; Mark Kay, along with Ramarao Pemmaraju and George Waller have irrevocably waived any conversion rights.

(5)	Excludes shares owned by NetLabs.com, Inc. which is controlled by Ramarao Pemmaraju and another individual.
(6)	Shares are listed in the name of Katherine LaRosa who is a family member of George Waller.
(7)

Includes 1 share of common stock underlying vested ten-year options valued at $2,242,500 per share, 47,000,000 shares of common stock underlying vested ten-year options valued at $0.00625 per share and 15,000,000 shares of common stock underlying vested ten-year options valued at $0.0057 per share.  Of the total shares, 11,300,546 shares, consisting of 11,000,000 shares of common stock underlying vested ten-year options valued at $0.00625 per share and 5,000,000 shares of common stock underlying vested ten-year options valued at $0.0057 per share, are in the name of Michael Waller who is a family member of George Waller.  Mark Kay, along with Ramarao Pemmaraju and George Waller each hold one share of Series A Preferred Shares which, collectively, allow the holders to vote up to 80% of the issued and outstanding shares of common stock; Mark Kay, along with Ramarao Pemmaraju and George Waller have irrevocably waived any conversion rights.

(8)

Includes 10 shares of common stock available upon the conversion of certain convertible loans valued at $9,750,000,000 per share for $265,000 of convertibles and $7,312,500,000 per share for $33,000 of convertibles, 4 shares of common stock underlying vested ten-year options valued at $2,242,500 per share, 141,000,000 shares of common stock underlying vested ten-year options valued at $0.00625 per share and 48,000,000 shares of common stock underlying vested ten-year options valued at $0.0057 per share. Excludes the Series A Preferred Shares: Mark L. Kay, along with Ramarao Pemmaraju and George Waller, each hold one share of Series A Preferred Shares which, collectively, allow the holders to vote up to 80% of the issued and outstanding shares of common stock; Mark Kay, along with Ramarao Pemmaraju and George Waller, have irrevocably waived any conversion rights.

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

DESCRIPTION OF SECURITIES

Equity Incentive Plan Information

The following table sets forth as of December 31, 2018, the total number of shares of our common stock which may be issued upon the exercise of outstanding stock options and other rights under compensation plans approved by the shareholders, and under compensation plans not approved by the shareholders. The table also sets forth the weighted average purchase price per share of the shares subject to those options, and the number of shares available for future issuance under those plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	259,500,002		$0.00625	140,499,998
Equity compensation plans not approved by security holders	N/A	$	N/A	N/A
Total	259,500,002		$0.00625	140,499,998

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

In July 2018, we awarded options to purchase 500,001 shares of our common stock to an unrelated consultant, exercisable at $0.016 per share, expiring one year from the date of grant, and vesting over a one year period.

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

In March 2019, an increase of the authorized shares of BlockSafe’s common stock from one thousand (1,000) to one hundred million (100,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to BlockSafe’s Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in March 2019.

In March 2019, a 1:15,000 forward stock split of BlockSafe’s issued and outstanding shares of common stock was ratified, effective upon the filing of an amendment to BlockSafe's Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in March 2019.

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

RELATED PARTY CONVERTIBLE NOTES

At December 31, 2018 and December 31, 2017, convertible notes payable - related parties consist of 12 convertible notes payable in the aggregate of $355,500.  The notes are unsecured and have extended due dates of December 31, 2019.  Six notes totaling $268,000 are due to our Chief Executive Officer, at a compounded interest rate of 8% per annum; two notes totaling $57,000 are due to our VP of Technology, interest at prime plus 2% and prime plus 4% per annum; and four notes totaling $30,000 are due to the spouse of our Chief Technology Officer at a compounded interest rate of 8% per annum.  $33,000 of the notes are convertible at a fixed conversion price of $7,312,500 per share and $322,500 of the notes are convertible at a fixed conversion price of $9,750,000,000 per share, as defined in the note agreements.

At December 31, 2017, accrued interest due for the convertible notes – related parties was $498,077.  During the year ended December 31, 2018, interest expense of $65,728 was accrued.  At December 31, 2018, accrued interest due for the convertible notes – related parties was $563,805.  During the year ended December 31, 2017, interest expense of $60,772 was accrued.

RELATED PARTY PROMISSORY NOTES

Notes payable- related party consist of 18 unsecured notes payable to our Chief Executive Officer ranging in interest rates of 0% per annum to 10% per annum.  The notes are unsecured and have extended due dates of December 31, 2019.  At December 31, 2018 and 2017, the balance due under these notes $742,513.

At December 31, 2017, accrued interest due for the notes payable – related party was $647,864.  During the year ended December 31, 2018, interest expense of $56,080 was accrued.  At December 31, 2018, accrued interest due for the notes payable – related party was $703,944.  During the year ended December 31, 2017, interest expense of $56,080 was accrued.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees billed by Weinberg & Company, P.A. for the fiscal years ended December 31, 2018 and 2017 related to the Company’s audit services were approved by the Audit Committee and paid by the Company.

The following table shows the audit fees incurred for fiscal year 2018 and 2017:

	2018	2017
Audit fees (1)	$82,500	$72,500
Audit related fees (2)	-	-
Tax fees (3)	-	-
Total	$82,500	$72,500

(1)	Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firm in connection with engagements for those years and services that are normally provided by our independent registered public accounting firm in connection with statutory audits and SEC regulatory filings or engagements.

(2)	Audit-Related Fees – This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

(3)	Tax Fees – This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in our Annual Report on Form 10-K for our 2018 fiscal year for filing with the SEC.

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

The Board pre-approved all fees described above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of StrikeForce Technologies, Inc.(1)
3.2	By-laws of StrikeForce Technologies, Inc. (1)
3.3	Amended By-laws of StrikeForce Technologies, Inc. (2)
3.4	Amended By-laws of StrikeForce Technologies, Inc. (19)
3.5	Articles of Amendment of StrikeForce Technologies, Inc. (2)
3.6	Amendments to Articles of Incorporation (6)
3.7	Amendments to Articles of Incorporation (7)
3.8	Registration of Classes of Securities (8)
3.9	Amendments to Articles of Incorporation (9)
3.10	Registration of Classes of Securities (10)
3.11	Amendments to Articles of Incorporation (11)
3.12	Registration of Classes of Securities (12)
3.13	Amendments to Articles of Incorporation (13)
3.14	Amendments to Articles of Incorporation (14)
3.15	Amendments to Articles of Incorporation (15)
3.16	Amendments to Articles of Incorporation (16)
10.1	Employment Agreement dated as of May 20, 2003, by and between StrikeForce Technologies, Inc. and Mark L. Kay. (1)
10.2	Irrevocable Waiver of Conversion Rights of Mark L. Kay (4)
10.3	Irrevocable Waiver of Conversion Rights of Ramarao Pemmaraju (4)
10.4	Irrevocable Waiver of Conversion Rights of George Waller (4)
10.5	CFO Consultant Agreement with Philip E. Blocker (4)
10.6	2012 Stock Option Plan (5)
10.7	Asset Purchase Agreement between StrikeForce Technologies, Inc. and Cyber Safety, Inc., dated August 24, 2015 (17)
10.8	Amendment to the Asset Purchase Agreement and Distributor and Reseller Agreement between StrikeForce Technologies, Inc. and Cyber Safety, Inc. (18)
10.9	Execution of Litigation Funding Agreement (20)
10.10	BlockSafe Technologies, Inc. Intellectual Property License Agreement (21)
10.11	BlockSafe Technologies, Inc. Management Agreement (21)
10.12	BlockSafe Technologies, Inc. Amended Management Agreement (21)
21	Subsidiaries (3)
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
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

(1)	Filed as an exhibit to the Registrant’s Form SB-2 dated as of May 11, 2005 and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Form 8-K dated February 4, 2011 and incorporated herein by reference.
(3)	Filed herewith.
(4)	Filed as an exhibit to the Registrant’s Form S-1/A dated July 31, 2012 and incorporated herein by reference.
(5)	Filed in conjunction with the Registrant’s Form 14A filed October 5, 2012 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Form 8-K dated February 5, 2013 and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s Form 8-K dated May 14, 2013 and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Form 8-A dated July 29, 2013 and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Form 8-K dated August 22, 2013 and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Form 8-A dated October 3, 2013 and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Form 8-K dated October 3, 2013 and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant’s Form 8-A dated December 31, 2013 and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s Form 8-K dated December 31, 2013 and incorporated herein by reference.
(14)	Filed as an exhibit to the Registrant’s Form 8-K dated March 18, 2014 and incorporated herein by reference.
(15)	Filed as an exhibit to the Registrant’s Form 8-K dated December 22, 2014 and incorporated herein by reference.
(16)	Filed as an exhibit to the Registrant’s Form 8-K dated February 13, 2015 and incorporated herein by reference.
(17)	Filed as an exhibit to the Registrant’s Form 8-K dated August 28, 2015 and incorporated herein by reference.
(18)	Filed as an exhibit to the Registrant’s Form 8-K dated February 2, 2016 and incorporated herein by reference.
(19)	Filed as an exhibit to the Registrant’s Form 8-K dated May 19, 2017 and incorporated herein by reference.
(20)	Filed as an exhibit to the Registrant’s Form 8-K dated September 11, 2017 and incorporated herein by reference.
(21)	Filed as an exhibit to the Registrant’s Form 10-Q dated September 30, 2018 and incorporated herein by reference.

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRIKEFORCE TECHNOLOGIES, INC.

Dated: April 15, 2019	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: April 15, 2019	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark L. Kay
Name: Mark L. Kay	Director	April 15, 2019

/s/ Ramarao Pemmaraju
Name: Ramarao Pemmaraju	Director	April 15, 2019

/s/ George Waller
Name: George Waller	Director	April 15, 2019

