Form 10-Q
period 2019-03-31
StrikeForce Technologies Inc.
filed 2019-05-20
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2019

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

(732) 661-9641

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	SFOR	OTC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2019
Common stock, $0.0001 par value	2,483,701,436

Indicate the number of shares outstanding of each of the issuer’s classes of preferred stock, as of the latest practicable date.

Class	Outstanding at May 15, 2019
Preferred stock, Series A, no par value	3

Class	Outstanding at May 15, 2019
Preferred stock, Series B, $0.10 par value	36,667

Transitional Small Business Disclosure Format Yes ☐ No ☒

Documents Incorporated By Reference

None

STRIKEFORCE TECHNOLOGIES, INC.

INDEX TO FORM 10-Q FILING

MARCH 31, 2019

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

General

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that can be expected for the year ending December 31, 2019.

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash	$100,869	$86,160
Accounts receivable, net	20,629	20,649
Prepaid expenses	2,589	4,530

Total current assets	124,087	111,339

Property and equipment, net	7,923	9,259
Operating lease right-of-use asset	208,487	-
Other assets	17,917	18,430

Total Assets	$358,414	$139,028

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$939,588	$945,669
Convertible notes payable (net of discount of $570,340 and $521,763, respectively; $1,438,100 in default at March 31, 2019 and December 31, 2018)	1,656,760	1,611,337
Convertible notes payable - related parties	355,500	355,500
Notes payable (net of discount of $75,629 and $195,653, respectively; $1,988,824 and $1,638,824 in default at March 31, 2019 and December 31, 2018, respectively)	2,078,195	2,218,670
Notes payable - related parties	742,513	742,513
Accrued interest (including $1,298,978 and $1,267,749 due to related parties, respectively)	4,520,788	4,428,439
Contingent payment obligation	1,500,000	1,500,000
Financing obligation	1,210,070	825,500
Operating lease iabilites, current portion	33,598	-
Derivative liabilities	1,682,259	1,313,904

Total current liabilities	14,719,271	13,941,532

Operating lease liabilities, long term portion	175,435	-

Total Liabilities	14,894,706	13,941,532

Stockholders' Deficit
Series A Preferred stock, no par value; 100 shares authorized; 3 shares issued and outstanding	987,000	987,000
Series B Preferred stock par value $0.10: 100,000,000 shares authorized; 36,667 and 36,667 shares issued and outstanding, respectively	3,667	3,667
Preferred stock series not designated par value $0.10: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.0001: 5,000,000,000 shares authorized; 2,447,199,702 and 2,373,749,597 shares issued and outstanding, respectively	244,719	237,374
Additional paid-in capital	26,923,246	26,349,805
Accumulated deficit	(42,027,033)	(40,824,610)
Total StrikeForce Technologies, Inc. stockholders' deficit	(13,868,401)	(13,246,764)
Noncontrolling interest in consolidated subsidiary	(667,891)	(555,740)

Total Stockholders' Deficit	(14,536,292)	(13,802,504)

Total Liabilities and Stockholders' Deficit	$358,414	$139,028

See accompanying notes to the condensed consolidated financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(Unaudited)	(Unaudited)

Revenue	$131,688	$64,693

Cost of revenue	3,871	6,754

Gross margin	127,817	57,939

Operating expenses:
Compensation	173,519	157,934
Professional fees	170,553	190,531
Selling, general and administrative expenses	103,369	264,216
Research and development	126,462	123,750

Total operating expenses	573,903	736,431

Loss from operations	(446,086)	(678,492)

Other income (expense):
Interest expense	(125,030)	(166,236)
Debt discount amortization	(299,466)	(4,274)
Private placement costs	(197,047)	(194,016)
Change in fair value of derivative liabilities	(160,376)	305,010
Extinguishment of derivative liabilities	343,068	-
Loss on extinguishment of debt	(429,637)	-
Other income	-	237

Other income (expense), net	(868,488)	(59,279)

Net loss	(1,314,574)	(737,771)

Net loss attributable to noncontrolling interest	112,151	118,303

Net loss attributable to common shareholders of StrikeForce Technologies, Inc.	$(1,202,423)	$(619,468)

Net loss per share attributable to common shareholders
- Basic and diluted	$-	$-

Weighted average common shares outstanding
- Basic and diluted	2,399,708,956	2,335,845,741

See accompanying notes to the condensed consolidated financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (Unaudited)

Three months ended March 31, 2019
	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at December 31, 2018	3	$987,000	36,667	$3,667	2,373,749,597	$237,374	$26,349,805	$(40,824,610)	$(555,740)	$(13,802,504)

Fair value of common stock issued for services	-	-	-	-	7,500	1	68	-	-	69

Fair value of vested options	-	-	-	-	-	-	951	-	-	951
										-
Common stock issued upon conversion of notes and interest	-	-	-	-	73,442,605	7,344	572,422	-	-	579,766

Net loss	-	-	-	-	-	-	-	(1,202,423)	(112,151)	(1,314,574)

Balance at March 31, 2019 (unaudited)	3	$987,000	36,667	$3,667	2,447,199,702	$244,719	$26,923,246	$(42,027,033)	$(667,891)	$(14,536,292)

See accompanying notes to the condensed consolidated financial statements.

Three months ended March 31, 2018
	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at December 31, 2017	3	$987,000	70,001	$7,000	2,335,843,241	$233,584	$25,522,331	$(37,543,101)	$-	$(10,793,186)

Fair value of common stock issued for services	-	-	-	-	7,500	1	81	-		82

Fair value of vested options	-	-	-	-	-	-	185,903	-		185,903

Net loss	-	-	-	-	-	-	-	(619,468)	(118,303)	(737,771)

Balance at March 31, 2018 (Unaudited)	3	$987,000	70,001	$7,000	2,335,850,741	$233,585	$25,708,315	$(38,162,569)	$(118,303)	$(11,344,972)

See accompanying notes to the condensed consolidated financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2019	March 31, 2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,314,574)	$(737,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,849	1,542
Amortization of discount on notes payable	299,466	75,400
Amortization of right-of-use asset	5,785
Fair value of common stock issued for services	69	82
Fair value of vested options	951	185,903
Change in fair value of derivative liabilities	160,376	(305,010)
Private placement costs	197,047	194,016
Loss on extinguishment of debt	429,637	-
Extinguishment of derivative liabilities	(343,068)	-
Changes in operating assets and liabilities:
Accounts receivable	20	18,637
Prepaid expenses	1,941	(2,332)
Accounts payable and accrued expenses	(6,081)	(79,874)
Accrued interest	125,030
Operating lease liabilities	(5,239)	89,891
Net cash used in operating activities	(446,791)	(559,516)

Cash flows from financing activities:
Proceeds from convertible note payable	354,000	130,000
Proceeds from notes payable	-	437,000
Repayment of notes payable	(5,000)	(75,000)
Proceeds from finance obligation	112,500	-
Repayment of convertible notes payable	-	-

Net cash provided by financing activities	461,500	492,000

Net increase (decrease) in cash	14,709	(67,516)

Cash at beginning of the period	86,160	455,484

Cash at end of the period	$100,869	$387,968

Supplemental disclosure of cash flow information:
Interest paid	$5,000	$5,000
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing transactions
Fair value of derivative upon issuance of convertible debt recorded as debt discount	$354,000	$130,000
Right-of-use assets obtained in exchange for operating lease obligations	$214,272	$-
Common stock issued for conversion of debt	$563,655	$-
Common stock issued for conversion of accrued interest	$16,111	-
Fair value of financing obligation recorded as debt discount	$-	$437,000
Notes Payable exchanged for financing obligation	$255,500	-
Accrued interest exchanged for financing obligation	$16,570	-

See accompanying notes to the condensed consolidated financial statements.

StrikeForce Technologies, Inc.

March 31, 2019 and 2018

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

Basis of Presentation-Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2019. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2018 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the SEC on April 15, 2019.

The consolidated financial statements include the accounts of the Company and its controlled subsidiary, BlockSafe Technologies, Inc. (“BlockSafe”). BlockSafe is owned 49% by the Company and 31% by three executive officers of the Company, which combined represents an 80% controlling interest in BlockSafe. Accordingly, BlockSafe is consolidated by the Company. Intercompany balances and transactions have been eliminated in consolidation. At March 31, 2019, noncontrolling interests represents 51% of BlockSafe that the Company does not directly own.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the three months ended March 31, 2019, the Company incurred a net loss of $1,314,574 and used cash in operating activities of $446,791 and at March 31, 2019, the Company had a working capital deficiency of $14,595,184 and a stockholders’ deficit of $14,536,292. In addition, the Company is in default on notes payable and convertible notes payable in the aggregate amount of $3,076,924. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At March 31, 2019, the Company had cash on hand in the amount of $100,869. Subsequent to March 31, 2019, the Company issued one unsecured convertible promissory note for $73,000.  Management estimates that the current funds on hand will be sufficient to continue operations through the next six months.  The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan.  Currently, management is attempting to increase revenues by selling through a channel of distributors, value added resellers, strategic partners and original equipment manufacturers.  While the Company believes in the viability of its strategy to increase revenues, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to increase its customer base and realize increased revenues.  No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company.  Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stock holders, in the case of equity financing.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to accounting for financing obligations, assumptions used in valuing stock instruments issued for services, assumptions used in valuing derivative liabilities, the valuation allowance for deferred income taxes, and accrual of potential liabilities. Actual results could differ from those estimates.

Revenue Recognition

The Company follows the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

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

Cost of revenue includes direct costs and fees related to the sale of our products.

The following tables present our revenue disaggregated by major product and service lines:

	Three Months Ended
	March 31, 2019	March 31, 2018
Software	$117,790	$56,889
Service	13,898	7,804
Total revenue	$131,688	$64,693

Leases

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases . Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The implementation of ASC 842 did not have a material impact on the Company’s consolidated financial statements and did not have a significant impact on our liquidity or on our compliance with our financial covenants associated with our loans. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The Company elected to exclude from its balance sheets recognition of leases having a term of 12 months or less (“short-term leases”) and elected to not separate lease components and non-lease components for its long-term leases. Lease expense is recognized on a straight-line basis over the lease term. At January 1, 2019, the Company had no leases that required recognition of operating lease right-of-use assets or liabilities for operating leases upon adoption of ASC 842. On January 31, 2019, the Company commenced a lease that resulted in the recognition of operating lease right-of-use assets of $214,272, and liabilities for operating leases of $214,272 (see Note 6).

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

The Company believes the carrying amount reported in the balance sheet for accounts receivable, accounts payable, accrued expenses, convertible notes, and notes payables approximate fair values because of the short-term nature of these financial instruments.

As of March 31, 2019 and December 31, 2018, the Company’s balance sheet includes Level 3 liabilities comprised of the fair value of embedded derivative liabilities of $1,682,259 and $1,313,904, respectively (see Note 5). These embedded derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. The following table sets forth a summary of the changes in the estimated fair value of our embedded derivative during the three-month periods ended March 31, 2019 and 2018:

	Three months ended March 31, 2019	Three months ended March 31, 2018
Fair value at beginning of period	$1,313,904	$623,195
Recognition of derivative liabilities upon initial valuation	551,047	324,016
Extinguishment of derivative liabilities	(343,068)	-
Net change in the fair value of derivative liabilities	160,376	(305,010)
Fair value at end of period	$1,682,259	$624,201

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

For the three months ended March 31, 2019 and 2018, the dilutive impact of stock options exercisable into 259,500,002 and 259,000,001 shares of common stock, respectively, convertible Series B Preferred stock that can convert into 10,915,572 and 6,045,987 shares of common stock, respectively, and notes payable that can convert into 103,056,452 and 19,714,918 shares of common stock, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

Concentrations

For the three months ended March 31, 2019, sales to three customers comprised 45%, 29% and 17% of revenues, respectively. For the three months ended March 31, 2018, sales to three customers comprised 61%, 22% and 11% of revenues, respectively. At March 31, 2019, one customer comprised 78% of accounts receivable. At December 31, 2018, two customers comprised 68% and 12% of accounts receivable, respectively.

The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits. At March 31, 2019, the Company did not have cash deposits that exceeded the federally insured limit of $250,000. The Company believes that no significant concentration of credit risk exists with respect to its cash balances because of its assessment of the creditworthiness and financial viability of the financial institution.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments ("ASC 326"). The standard significantly changes how entities will measure credit losses for most financial assets , including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model , under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently assessing the impact of adopting this standard on the Company’s financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 2 - Convertible Notes Payable

Convertible notes payable consisted of the following:

	March 31, 2019	December 31, 2018
Secured
(a) DART, in default	$542,588	$542,588

Unsecured
(b) Convertible notes with fixed conversion features, in default	895,512	895,512
(c) Convertible notes with adjustable conversion features	789,000	695,000
Total convertible notes principal outstanding	2,227,100	2,133,100
Debt discount	(570,340)	(521,763)
Convertible notes, net of discount	$1,656,760	$1,611,337

(a)	At March 31, 2019 and December 31, 2018, $542,588 of notes payables are due to DART/Citco Global. The notes are convertible into shares of the Company’s common stock based on adjustable conversion prices, are secured by all of the Company’s assets, were due in 2010, and are currently in default. Beginning in 2009, the note holder agreed to the forbearance of any further interest on the notes payable to DART/Citco Global.

(b)	At March 31, 2019 and December 31, 2018, convertible notes payable with fixed conversion features (“fixed convertible notes”) consisted of 13 unsecured convertible notes convertible. The notes are unsecured, bear interest at 8% to 18% per annum, were due on various dates from March 2008 to March 2015, and are currently in default. At December 31, 2018, the balance of the accrued interest on the fixed convertible notes was $1,079,764. During the three months ended March 31, 2019, interest of $18,526 was accrued. At March 31, 2019, the balance of accrued interest on the fixed convertible notes was $1,098,290.

(c)	At December 31, 2018, there were $695,000 of convertible notes with adjustable conversion features outstanding. During the three months ended March 31, 2019, convertible notes for $354,000 were issued, and convertible notes for $260,000 were converted into shares of the Company’s common stock. At March 31, 2019, the balance of the convertible notes with adjustable conversion features was $789,000.

During the three months ended March 31, 2019, the Company issued four convertible notes payable with adjustable conversion features to one lender for aggregate proceeds of $354,000, bearing interest at 10% per annum, and maturing through March 2020. At the option of the holder, each of the notes is convertible into shares of common stock of the Company at a price per share discount of 58% of the lowest closing market price of the Company’s common stock during the twenty days preceding a conversion notice. The variable conversion price is not considered predominately based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. As a result, the Company determined that the conversion features of the convertible notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance. The Company determined that upon issuance of the convertible notes between January 2019 and March 2019, the initial fair value of the embedded conversion feature totaled $551,047 (see Note 5), of which $354,000 was recorded as debt discount offsetting the face amount of the convertible notes, and the remainder of $197,047 was recorded as private placement costs. During the three months ended March 31, 2019, the note holder elected to convert three notes totaling $260,000 plus interest of $16,111 (total of $276,111) into 73,442,605 shares of the Company’s common stock at conversion prices ranging from $0.0025 to $0.0087 per share. On the dates of conversion, the closing price of the Company’s common stock ranged from $0.0052 to $0.0178 per share, or total fair value of shares of $579,166. The Company followed the general extinguishment model to record the settlement of the debt. The debt and accrued interest totaled $276,111, the related unamortized discount totaled ($125,982), and the shares issued were measured at their fair value of $579,166. The difference of $429,037 was recorded as loss on settlement of debt. In addition, the bifurcated conversion option derivatives, after a final mark-up to $343,068, were removed and recorded as a gain on extinguishment.

At December 31, 2018, the balance of unamortized discount on convertible notes with adjustable conversion features was $521,763. During the three months ended March 31, 2019, debt discount of $354,000 was recorded, debt discount amortization of $179,441 was recorded, $125,982 of debt discount was removed related to debt that was converted. At March 31, 2019, the balance of the unamortized discount was $570,340.

At March 31, 2019 and December 31, 2018, accrued interest due for all convertible notes was $1,120,442 and $1,099,005, respectively, and is included in accrued interest in the accompanying balance sheets. Interest expense for all convertible notes payable for the three months ended March 31, 2019 and 2018 was $37,550 and $18,954, respectively.

Note 3 - Notes Payable

Notes payable consisted of the following:

	March 31, 2019	December 31, 2018
Unsecured
(a) Promissory notes-in default	$413,824	$413,824
(b) Promissory notes – StrikeForce Investor Group-in default	1,225,000	1,225,000
(c) Promissory notes issued by BlockSafe ($350,000 and zero in default at March 31, 2019 and December 31, 2018, respectively)	515,000	775,500
Total notes payable principal outstanding	2,153,824	2,414,324
Debt discount	(75,629)	(195,654)
Notes payable, net of discount	$2,078,195	$2,218,670

(a)	Notes payable, with interest from 8% to 14% per annum, due on various dates from December 2011 to July 2017 and are currently in default. At December 31, 2018, the balance of the accrued interest on the notes payable-various was $505,454. During the three months ended March 31, 2019, $11,232 of interest was accrued. At March 31, 2019, accrued interest on the notes payable-various was $516,686.

(b)	Notes payable to StrikeForce Investor Group (SIG), made up of various investors with unsecured notes, interest at 10% per annum, originally due in 2011, and currently in default.

At December 31, 2018, the balance of the accrued interest on the notes payable-SIG was $1,509,844. During the three months ended March 31, 2019, $30,205 of interest was accrued. At March 31, 2019, accrued interest on the notes payable-SIG was $1,540,049.

(c)	At December 31, 2018, BlockSafe (see Note 1) had $775,500 of outstanding unsecured promissory notes, bearing interest at 8% per annum, and maturing through September 2019. During the three months ended March 31, 2019, $5,000 of unsecured promissory notes were paid, and note holders agreed to exchange $255,500 of principal into a financing obligation (see Note 4). At March 31, 2019, the balance of the unsecured promissory notes was $515,000. At March 31, 2019, $350,000 of the unsecured promissory notes were in default.

At December 31, 2018, the balance of the unamortized discount on the unsecured promissory notes was $195,653. During the three months ended March 31, 2019, debt discount amortization of $120,025 was recorded and the balance of the unamortized discount at March 31, 2019 was $75,629.

At December 31, 2018, the balance of the accrued interest on the unsecured promissory notes was $46,388. During the three months ended March 31, 2019, $14,818 of interest was accrued and $16,570 of accrued interest was converted into a financing obligation (See Note 4). At March 31, 2019, accrued interest on the unsecured promissory notes was $44,636.

At March 31, 2019 and December 31, 2018, accrued interest due for all notes payable above was $2,101,371 and $2,061,686, respectively, and is included in accrued interest in the accompanying balance sheets. Interest expense for notes payable for the three months ended March 31, 2019 and 2018 was $39,685 and $46,500, respectively.

Note 4 – Financing Obligation

In 2018, BlockSafe issued promissory notes to nineteen unrelated parties aggregating $775,500. As part of each promissory note agreement BlockSafe agreed to pay a financing obligation to the note holders equal to the note principal in cryptocurrency tokens to be issued by BlockSafe. In addition, in December 2018, BlockSafe agreed to issue cryptocurrency tokens to an unrelated party for receipt of $50,000.

At December 31, 2018, the total of the financing obligation for BlockSafe was $825,500. During the three months ended March 31, 2019, BlockSafe agreed to issue cryptocurrency tokens to four unrelated parties for receipt of $112,500. In addition, holders of unsecured promissory notes issued by BlockSafe agreed to exchange $255,500 principal and $16,570 of accrued interest into the financing obligation to be paid by cryptocurrency tokens to be issued by BlockSafe. At March 31, 2019, the financing obligation was $1,210,070.

At March 31, 2019 and through the date of filing, BlockSafe has not developed or issued any cryptocurrency tokens and there is no assurance as to whether, or at what amount, or on what terms, tokens will be available to be issued, if ever. At March 31, 2019, as the tokens do not exist yet, and were not considered equity, management determined that 100% of the obligation of $1,210,070 is probable of being a liability to be settled by BlockSafe, through the issuance of tokens, or through other means if tokens are never issued, and therefore recorded the financing obligation.

Note 5 – Derivative Financial Instruments

At March 31, 2019, the Company had convertible promissory notes outstanding that are convertible into shares of common stock of the Company at the option of the holder at price per share discounts ranging from 20% to 58% of the Company’s common stock market price, as defined in the note agreements. As the ultimate determination of shares to be issued upon conversion of these notes could exceed the current number of available authorized shares, the Company determined that the conversion features of the convertible notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities. Accordingly, the conversion features of the notes were separated from the host contracts (i.e. the notes) and characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At December 31, 2018, the balance of the derivative liabilities was $1,313,904. During the three months ended March 31, 2019, the Company recorded additions of $551,047 related to the conversion features of notes issued during the period (see Note 2), and an increase in fair value of derivatives of $160,376. In addition, the Company recorded a decrease in derivative liability of $343,068 related to derivative liabilities that were extinguished. At March 31, 2019, the balance of the derivative liabilities was $1,682,259.

The derivative liability was valued at the following dates using a probability weighted Black-Scholes-Merton model with the following assumptions:

	March 31, 2019	January 2019 to March 2019 (dates of inception)	December 31, 2018
Conversion feature:
Risk-free interest rate	0.23%	0.23%-0.25%	0.25%
Expected volatility	120%	91%-144%	129%
Expected life (in years)	1 year	1 year	1 year
Expected dividend yield	-	-	-

Fair Value:
Conversion feature	$1,682,259	$551,074	$1,313,904

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

Note 6 - Operating Lease

In January 2019, the Company entered into a noncancelable operating lease for its headquarters office requiring payments of $4,409 per month, payments increasing 3% each year, and ending on January 31, 2024. At March 31, 2019, the remaining lease term was 4.85 years. The Company does not have any other leases.

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Three Months Ended March 31, 2019
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$13,680

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the first quarter 2019	$13,134
Weighted average remaining lease term – operating leases (in years)	4.8
Average discount rate – operating leases	10.0%

The supplemental balance sheet information related to leases for the period is as follows:

At March 31, 2019
Operating leases
Long-term right-of-use assets	208,487

Short-term operating lease liabilities	$33,598
Long-term operating lease liabilities	175,435
Total operating lease liabilities	$209,033

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
2019 (remaining 9 months)	$39,614
2020	54,371
2021	56,000
2022	57,676
2023	59,411
2024	4,963
Total lease payments	272,035
Less: Imputed interest/present value discount	(63,002)
Present value of lease liabilities	$209,033

Lease expenses were $13,680 and $12,822 during the three months ended March 31, 2019 and 2018, respectively.

Note 7 – Stockholders’ Deficit

Common Stock

During the three months ended March 31, 2019, the Company issued an aggregate of 37,906,356 shares of its common stock as follows:

•	The Company issued 7,500 shares of its common stock for services, valued at $69.
•	A convertible note holder converted $260,000 of principal and $16,111 of accrued interest into 74,442,605 shares of common stock at conversion prices ranging from $0.0025 to $0.0087 per share.

Note 8 - Options

In September 2016 and December 2017, the Company issued options to purchase an aggregate of 259,000,000 shares of its common stock to management and employees. In July 2018, the Company issued options to purchase an aggregate of 500,001 shares of its common stock to a consulting firm. The options are exercisable at $0.016 to $0.00625 per share, vested in 6 to 12 months, and expire through December 2027. During the three months ended March 31, 2019 and 2018, the Company recognized compensation costs of $951 and $185,903, respectively, related to the amortization of the fair value of options that vested.

The table below summarizes the Company’s stock option activities for the period January 1, 2019 to March 31, 2019:

	Number of Options Shares	ExercisePrice Range PerShare	Weighted Average Exercise Price
Balance, January 1, 2019	259,500,002	$0.0057-2,242,500	$0.0062
Granted	-	$-	$-
Exercised	-	$-	$-
Expired	-	$-	$-
Balance outstanding, March 31, 2019	259,500,002	$0.0057-2,242,500	$0.0062
Balance exercisable, March 31, 2019	259,361,646	$0.0057-2,242,500	$0.0062

At March 31, 2019, the intrinsic value of outstanding options was zero.

The following table summarizes information concerning the Company’s stock options as of March 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$975,000,000	1	1.00	$975,000,000	1	1.00	$975,000,000
$0.0057	63,000,000	10.00	$0.0057	63,000,000	10.00	$0.0057
$0.016	500,001	1.00	$0.016	361,645	1.00	$0.016
$0.00625	196,000,000	10.00	$0.0062	196,000,000	10.00	$0.0062
$0.00625 - 975,000,000	259,500,002	10.00	$0.0062	259,361,646	10.00	$0.0062

Note 9 - Commitments and Contingencies

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

Contingent Payment Obligation

On September 6, 2017, the Company entered into a litigation funding agreement with Therium Inc. and VGL Capital, LLC (collectively the “Funders”). Under the agreement, the Company received $1,500,000 from the Funders to allow the Company to pursue patent enforcement actions against infringements of its patents. In exchange, the Funders are entitled to receive, after the payment of legal fees, the first $1,500,000 from the gross proceeds of any claims awarded, 10% of any additional claim proceeds until the Funders have received an additional $7,500,000, and 2.5% of any claim proceeds thereafter. The Funders shall be paid only in the event that the Company achieves recoveries of claim proceeds

Asset Sale and Licensing Agreement

On August 24, 2015, the Company entered into an agreement with Cyber Safety, Inc., a New York corporation (“Cyber Safety”) for Cyber Safety to license, and retain an option to purchase, the patents and intellectual property related to the GuardedID® and MobileTrust® software. Cyber Safety had the option to buy the Company’s GuardedID® patent for $9,000,000 that expired on September 30, 2020. In March 2019, the option to purchase agreement was modified to increase the purchase price to $10,000,000 and extend the expiration date to September 30, 2021. If the purchase price is not paid by September 30, 2021, it will increase to $11,000,000 and be due September 30, 2022. The Company anticipates, but cannot guarantee, Cyber Safety will complete the purchase by September 30, 2021. Cyber Safety will also resell the Company’s GuardedID® and MobileTrust® products, for which the Company will receive a royalty, while the Company retains an unlimited license to resell those products. Cyber Safety also licensed the Malware Suite until September 30, 2020 and agreed to pay the Company 15% to 20% of the net amount Cyber Safety receives from this product. During the three months ended March 31, 2019 and 2018, the Company recorded $70,000 and $0 from Cyber Safety.

Contingent Management Fee

The Company and BlockSafe have a management agreement pursuant to which BlockSafe shall remit a management fee of $36,000 per month to the Company, and when BlockSafe reaches a milestone of $1,000,000 in financing, an additional management fee of $5,000,000 shall be owed to the Company, payable monthly over three years. The management fee is currently eliminated in consolidation.

Note 10 – Subsequent Events

In May 2019, the Company issued one unsecured convertible promissory note aggregating $73,000, bearing interest at 10% per annum, and maturing in one year through May 2020. The notes are convertible at a 58% discount to the price of the Company’s common stock, as defined.

Subsequent to March 31, 2019, a convertible note holder converted $90,000 of principal and $5,175 of accrued interest into 36,501,734 shares of common stock at conversion prices ranging from $0.0024 to $0.0026 per share.

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

Such risks include, among others, the following: international, national and local general economic and market conditions: our ability to sustain, manage or forecast our growth; material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; rules and regulation related to cryptocurrency, both domestic and foreign; liquidity of cyrptocurrency; the development of the cyrptocurrency market; international regulations on cyrptocurrency; impact and marketplace perception as a result of enforcement matters promulgated by the Securities and Exchange Commission against bad actors in the cyrptocurrency field and policy papers by the Securities and Exchange Commission on cyrptocurrency; the ability to protect technology; and other factors referenced in this filing.

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

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Our executive office is located at 1090 King Georges Post Road, Suite 603, Edison, NJ 08837. Our telephone number is (732) 661-9641. We have 10 employees. Our Company’s website is www.strikeforcetech.com (we are not including the information contained in our website as part of, nor should the information be relied upon or incorporated by reference into, this report on Form 10-Q).

Intellectual Property

Starting in 2016, we worked with one patent attorney firm to aggressively enforce our patent rights. As of May 1, 2019, we are currently searching for a new firm that will handle the pending enforcement cases.

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

Recently Executed Distribution Agreements

In November 2018, we executed two distribution agreements for our security products in the insurance and hospitality marketplaces, respectively. We anticipate that both agreements will result in a substantial increase in revenues in the latter of 2019 or in 2020, although there can be no assurances of the anticipated results.

BlockSafe Technologies, Inc.

BlockSafe Technologies, Inc. (“BlockSafe”) was formed on December 1, 2017 in the State of Wyoming. BlockSafe is in the business of providing total cyber security solutions and is the licensee from our company of our desktop anti-malware product called “GuardedID®” and a one of a kind mobile application called “MobileTrust®”. BlockSafe is intended to be developed as an enterprise focusing on using our licensed technology in the field of cryptocurrency and its use of blockchains. Small revenues have been generated to date as BlockSafe is still in the developmental stage. There can be no assurances on the success of this project or any profitability arising from BlockSafe. At March 31, 2019, and through the date of filing, except as disclosed herein, BlockSafe has not developed or issued tokens and there is no assurance as to whether, or at what amount, or on what terms and conditions, tokens will be available to be issued, if ever, other than what is stated in their Pre-STO and the notice on Form D filing in September, 2018. The Securities and Exchange Commission has, in its dissemination of information to the public, expressed that tokens in the United States would be treated as securities pursuant to the Howey Test. This standard has been adopted, in various forms, in numerous other jurisdictions.

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

During the year ended December 31, 2018, BlockSafe issued an aggregate of $775,500 of unsecured promissory notes to nineteen unrelated parties, including a former executive of BlockSafe, bearing interest at 8% per annum, and maturing through September 2019.  Contemporaneously with the issuance of the promissory notes, BlockSafe entered into a financing obligation to pay the same parties a fixed amount equal to the face amount of the promissory notes in tokens.

In December 2018, BlockSafe agreed to issue cryptocurrency tokens to an unrelated party for a total financing obligation of $50,000.  In February 2019, the agreement was amended and the unrelated party is to receive additional tokens.

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

From February 2019 to March 2019, four unrelated parties made private placement investments in BlockSafe for a total financing obligation of $112,500.  In conjunction with the investments, the unrelated parties are to receive cryptocurrency tokens to be issued by BlockSafe.

During the three months ended March 31, 2019, $437,000 of the promissory notes payable by BlockSafe to ten note holders matured.  Five of the noteholders agreed to exchange $255,500 of principal and $16,570 of accrued interest into a financing obligation for $272,070 of cryptocurrency tokens to be issued by BlockSafe.  In addition, BlockSafe is in default on notes payable in the aggregate amount of $350,000 and we are working with the note holders to cure the defaults.

As of March 31, 2019, no cryptocurrency tokens have been developed. There is no assurance as to whether, or at what amount, or on what terms, tokens will be available, if ever. Moreover, there can be no assurance how such technology will function, which could expose us to legal and regulatory issues. In addition, legal and regulatory developments could render the technology impermissible, which could have a material adverse effect on BlockSafe and us.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2018

Revenues for the three months ended March 31, 2019 were $131,688 compared to $64,693 for the three months ended March 31, 2018, an increase of $66,995 or 104%. The increase in revenues was primarily due to an increase in our software and service revenues. Revenues are derived from software, keyfobs and services.

Cost of revenues for the three months ended March 31, 2019 was $3,871 compared to $6,754 for the three months ended March 31, 2018, a decrease of $2,883, or 42.7%. The decrease resulted from the decrease in fees resulting from efficiencies implemented related to our revenues. Cost of revenues as a percentage of total revenues for the three months ended March 31, 2019 was 2.9% compared to 10.4% for the three months ended March 31, 2018.

Gross profit for the three months ended March 31, 2019 was $127,817 compared to $57,939 for the three months ended March 31, 2018, an increase of $69,878, or 121%. The increase in gross profit was due to the increase in our revenues.

Research and development expenses for the three months ended March 31, 2019 were $126,462 compared to $123,750 for the three months ended March 31, 2018, an increase of $2,712, of 2.2%. The salaries, benefits and overhead costs of personnel conducting research and development of our software products primarily comprises our research and development expenses.

Compensation, professional fees, and selling, general and administrative (collectively, “SGA”) expenses for the three months ended March 31, 2019 were $447,441 compared to $612,681 for the three months ended March 31, 2018, a decrease of $165,240 or 27.0%. The decrease was due primarily to the decrease in employee stock-based compensation in the form of stock options. SG&A expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock options to employees and other general corporate expenses.

For the three months ended March 31, 2019, other expense was ($868,488) as compared to other expense of ($59,279) for the three months ended March 31, 2018, representing an increase in other expense of $809,209, or 137%. The increase was primarily due to increases in debt discount amortization, the change in the fair value of derivative liabilities, and in the loss on debt extinguishment.

Our net loss for the three months ended March 31, 2019 was $1,314,574 compared to $737,771 for the three months ended March 31, 2018, an increase of $576,803, or 78.2%. The increase was primarily due to increases in debt discount amortization, the change in the fair value of derivative liabilities, and in the loss on debt extinguishment.

The net loss attributable to the non-controlling interest in our subsidiary for the three months ended March 31, 2019 was $112,151 compared to $118,303 for the three months ended March 31, 2018, a decrease of $6,152, or 5.2%. These results are due to the net loss recorded by our subsidiary, BlockSafe, which began operations in December 2017.

Liquidity and Capital Resources

Our total current assets at March 31, 2019 were $124,087, which included cash of $100,869, as compared with $111,339 in total current assets at December 31, 2018, which included cash of $86,160. Additionally, we had a current deficit in the amount of $14,536,292 at March 31, 2019 compared to a current deficit of $13,802,504 at December 31, 2018. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing.

We financed our operations during the three months ended March 31, 2019 primarily from the issuance of convertible debentures of $354,000 and the proceeds from financing obligations of $112,500.

Going Concern

We have yet to establish any history of profitable operations. During the three months ended March 31, 2019, the Company incurred a net loss of $1,314,574 and used cash in operating activities of $446,791, and at March 31, 2019, the Company had a stockholders’ deficit of $14,536,292. In addition, we are in default on notes payable and convertible notes payable in the aggregate amount of $3,076,924 and BlockSafe is in default on notes payable in the aggregate amount of $350,000. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report published on our December 31, 2018 year-end financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (CFO) of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2019. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the following material weaknesses:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the interim period ended March 31, 2019. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

On December 1, 2017, The United States District Court for the Central District of California issued an opinion in the StrikeForce Technologies, Inc. v. SecureAuth Corp. case, which invalidated claims of U.S. Patent Nos. 7,870,599, 8,484,698 and 8,713,701 under 35 U.S.C. §101. We strongly disagree with the Court’s decision and an appeal has been prepared by our attorney. We have agreed to stay our patent litigations in the District of New Jersey against Centrify Corp. and Duo Security Inc. pending the appeal. We believe that the litigations currently pending in the District of Massachusetts should also be stayed pending appeal and are discussing such a motion with the defendants in that case. We expect the Court will rule on the appeal in fiscal 2019. However, we cannot guarantee that the appeal will be ruled upon in that time frame, or of the outcome of the ruling.

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

Information about risk factors for the interim period ended March 31, 2019, does not differ materially from that set forth in Part I, Item 1A of our 2018 Annual Report on Form 10-K.

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

In January 2019, a convertible note holder converted $80,000 of principal and $5,509 of accrued interest into 10,606,343 shares of common stock at conversion price of $0.008062 per share.

In February 2019, a convertible note holder converted $70,000 of principal and $4,846 of accrued interest into 17,477,500 shares of common stock at conversion prices ranging from $0.002552 to $0.008758 per share.

In March 2019, a convertible note holder converted $110,000 of principal and $5,756 of accrued interest into 45,358,762 shares of common stock at conversion price of $0.002552 per share.

In March 2019, we issued a total of 7,500 shares of restricted common stock, valued at $69, relating to a December 2009 retainer agreement with our SEC attorney.

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

________

(1)	Filed as an exhibit to the Registrant’s Form SB-2 dated as of May 11, 2005 and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Form 8-K dated February 4, 2011 and incorporated herein by reference.
(3)	Filed herewith.
(4)	Filed as an exhibit to the Registrant’s Form S-1/A dated July 31, 2012 and incorporated herein by reference.
(5)	Filed in conjunction with the Registrant’s Form 14A filed October 5, 2012 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Form 8-K dated February 5, 2013 and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Form 8-K dated May 14, 2013 and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Form 8-A dated July 29, 2013 and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Form 8-K dated August 22, 2013 and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Form 8-A dated October 3, 2013 and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Form 8-K dated October 3, 2013 and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant’s Form 8-A dated December 31, 2013 and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s Form 8-K dated December 31, 2013 and incorporated herein by reference.
(14)	Filed as an exhibit to the Registrant’s Form 8-K dated March 18, 2014 and incorporated herein by reference.
(15)	Filed as an exhibit to the Registrant’s Form 8-K dated December 22, 2014 and incorporated herein by reference.
(16)	Filed as an exhibit to the Registrant’s Form 8-K dated February 13, 2015 and incorporated herein by reference.
(17)	Filed as an exhibit to the Registrant’s Form 8-K dated August 28, 2015 and incorporated herein by reference.
(18)	Filed as an exhibit to the Registrant’s Form 8-K dated February 2, 2016 and incorporated herein by reference.
(19)	Filed as an exhibit to the Registrant’s Form 8-K dated May 19, 2017 and incorporated herein by reference.
(20)	Filed as an exhibit to the Registrant’s Form 8-K dated September 11, 2017 and incorporated herein by reference.
(21)	Filed as an exhibit to the Registrant’s Form 10-Q dated June 30, 2018 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRIKEFORCE TECHNOLOGIES, INC.

Dated: May 20, 2019	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: May 20, 2019	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer

