Form 10-Q
period 2019-09-30
StrikeForce Technologies Inc.
filed 2019-11-18
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 15, 2019
Common stock, $0.0001 par value	2,845,981,160

Indicate the number of shares outstanding of each of the issuer’s classes of preferred stock, as of the latest practicable date.

Class	Outstanding at November 15, 2019
Preferred stock, Series A, no par value	3

Class	Outstanding at November 15, 2019
Preferred stock, Series B, $0.10 par value	36,667

Transitional Small Business Disclosure Format Yes ☐  No ☒

Documents Incorporated By Reference

None

STRIKEFORCE TECHNOLOGIES, INC.

INDEX TO FORM 10-Q FILING

SEPTEMBER 30, 2019

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

General

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that can be expected for the year ending December 31, 2019.

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash	$7,050	$86,160
Accounts receivable, net	25,411	20,649
Prepaid expenses	6,511	4,530

Total current assets	38,972	111,339

Property and equipment, net	6,784	9,259
Operating lease right-of-use asset	190,600	-
Other assets	16,889	18,430

Total Assets	$253,245	$139,028

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$948,985	$945,669
Convertible notes payable (net of discount of $466,076 and $521,763, respectively; $1,438,100 in default at September 30, 2019 and December 31, 2018)	1,784,024	1,611,337
Convertible notes payable - related parties	355,500	355,500
Notes payable (net of discount of $0 and $195,653, respectively; $2,113,824 and $1,638,824 in default at September 30, 2019 and December 31, 2018, respectively)	2,113,824	2,218,670
Notes payable - related parties	742,513	742,513
Accrued interest (including $1,363,547 and $1,267,749 due to related parties, respectively)	4,734,151	4,428,439
Financing obligation	1,263,200	825,500
Contingent payment obligation	1,500,000	1,500,000
Operating lease liabilites, current portion	26,618	-
Derivative liabilities	2,983,006	1,313,904

Total current liabilities	16,451,821	13,941,532

Operating lease liabilities, long term portion	166,164	-

Total Liabilities	16,617,985	13,941,532

Stockholders' Deficit
Series A Preferred stock, no par value; 100 shares authorized; 3 shares issued and outstanding	987,000	987,000
Series B Preferred stock par value $0.10: 100,000,000 shares authorized; 36,667 and 36,667 shares issued and outstanding, respectively	3,667	3,667
Preferred stock series not designated par value $0.10: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.0001: 12,000,000 shares authorized; 2,766,152,362 and 2,373,749,597 shares issued and outstanding, respectively	276,615	237,374
Additional paid-in capital	27,800,989	26,349,805
Accumulated deficit	(44,666,609)	(40,824,610)
Total StrikeForce Technologies, Inc. stockholders' deficit	(15,598,338)	(13,246,764)
Noncontrolling interest in consolidated subsidiary	(766,402)	(555,740)

Total Stockholders' Deficit	(16,364,740)	(13,802,504)

Total Liabilities and Stockholders' Deficit	$253,245	$139,028

See accompanying notes to the condensed consolidated financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$171,284	$120,831	$610,709	$356,475

Cost of revenue	2,129	1,755	8,211	11,212

Gross margin	169,155	119,076	602,498	345,263

Operating expenses:
Compensation	200,741	160,501	572,828	473,942
Professional fees	141,658	104,936	427,697	451,572
Selling, general and administrative expenses	84,320	145,842	252,176	827,429
Research and development	125,654	123,750	375,866	371,250

Total operating expenses	552,373	535,029	1,628,567	2,124,193

Loss from operations	(383,218)	(415,953)	(1,026,069)	(1,778,930)

Other income (expense):
Interest expense	(122,354)	(117,675)	(368,348)	(320,974)
Debt discount amortization	(192,440)	(283,140)	(787,604)	(553,364)
Private placement costs	(234,960)	(19,602)	(577,518)	(398,851)
Change in fair value of derivative liabilities	(620,664)	73,998	(1,302,374)	628,769
Extinguishment of derivative liabilities	324,098	-	1,002,790	-
Loss on extinguishment of debt	(323,570)	(8,964)	(1,024,563)	(8,964)
Other income (expense)	(1,993)	4	31,025	241

Other income (expense), net	(1,171,883)	(355,379)	(3,026,592)	(653,143)

Net loss	(1,555,101)	(771,332)	(4,052,661)	(2,432,073)

Net loss attributable to noncontrolling interest	32,284	160,741	210,662	468,619

Net loss attributable to common shareholders of StrikeForce Technologies, Inc.	$(1,522,817)	$(610,591)	$(3,841,999)	$(1,963,454)

Net loss per share attributable to common shareholders
- Basic and diluted	$-	$-	$-	$-

Weighted average common shares outstanding
- Basic and diluted	2,672,815,490	2,344,480,002	2,522,892,407	2,339,215,840

See accompanying notes to the condensed consolidated financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (Unaudited)

Three months ended September 30, 2019

	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at July 1, 2019 (unaudited)	3	$987,000	36,667	$3,667	2,566,182,712	$256,618	$27,357,828	$(43,143,792)	$(734,118)	$(15,272,797)

Fair value of common stock issued for services	-	-	-	-	7,500	1	15	-	-	16

Fair value of vested options	-	-	-	-	-	-	105	-	-	105
										-
Common stock issued upon conversion of notes and interest	-	-	-	-	199,962,150	19,996	443,041	-	-	463,037

Net loss	-	-	-	-	-	-	-	(1,522,817)	(32,284)	(1,555,101)

Balance at September 30, 2019 (unaudited)	3	$987,000	36,667	$3,667	2,766,152,362	$276,615	$27,800,989	$(44,666,609)	$(766,402)	$(16,364,740)

Nine months ended September 30, 2019

	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at December 31, 2018	3	$987,000	36,667	$3,667	2,373,749,597	$237,374	$26,349,805	$(40,824,610)	$(555,740)	$(13,802,504)

Fair value of common stock issued for services	-	-	-	-	22,500	3	109	-	-	112

Fair value of vested options	-	-	-	-	-	-	2,017	-	-	2,017

Common stock issued upon conversion of notes and interest	-	-	-	-	392,380,265	39,238	1,449,058	-	-	1,488,296

Net loss	-	-	-	-	-	-	-	(3,841,999)	(210,662)	(4,052,661)

Balance at September 30, 2019 (Unaudited)	3	$987,000	36,667	$3,667	2,766,152,362	$276,615	$27,800,989	$(44,666,609)	$(766,402)	$(16,364,740)

See accompanying notes to the condensed consolidated financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (Unaudited)

Three months ended September 30, 2018

	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at July 1, 2018 (unaudited)	3	$987,000	36,667	$3,667	2,344,191,741	$234,419	$25,880,310	$(38,895,964)	$(307,878)	$(12,098,446)

Fair value of common stock issued for services	-	-	-	-	7,500	1	143	-	-	144

Fair value of vested options	-	-	-	-	-	-	866	-	-	866

Common stock issued upon conversion of notes and interest	-	-	-	-	5,091,745	509	95,396	-	-	95,905
										-
Common stock issued upon conversion of Series B preferred stock	-	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	(610,591)	(160,741)	(771,332)

Balance at September 30, 2018 (unaudited)	3	$987,000	36,667	$3,667	2,349,290,986	$234,929	$25,976,715	$(39,506,555)	$(468,619)	$(12,772,863)

Nine months ended September 30, 2018

	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at December 31, 2017	3	$987,000	70,001	$7,000	2,335,843,241	$233,584	$25,522,331	$(37,543,101)	$-	$(10,793,186)

Fair value of common stock issued for services	-	-	-	-	22,500	3	345	-	-	348

Fair value of vested options	-	-	-	-	-	-	356,143	-	-	356,143

Common stock issued upon conversion of notes and interest	-	-	-	-	5,091,745	509	95,396	-	-	95,905

Common stock issued upon conversion of Series B preferred stock	-	-	(33,334)	(3,333)	8,333,500	833	2,500	-	-	-

Net loss	-	-	-	-	-	-	-	(1,963,454)	(468,619)	(2,432,073)

Balance at September 30, 2018 (Unaudited)	3	$987,000	36,667	$3,667	2,349,290,986	$234,929	$25,976,715	$(39,506,555)	$(468,619)	$(12,772,863)

See accompanying notes to the condensed consolidated financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(4,052,661)	$(2,432,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,549	4,715
Amortization of discount on notes payable	787,604	553,361
Amortization of right-of-use asset	23,672	-
Fair value of common stock issued for services	112	348
Fair value of vested options	2,017	356,143
Change in fair value of derivative liabilities	1,302,374	(628,769)
Private placement costs	577,518	398,851
Loss on extinguishment of debt	1,024,563	8,964
Extinguishment of derivative liabilities	(1,002,790)	-
Changes in operating assets and liabilities:
Accounts receivable	(4,762)	(5,574)
Prepaid expenses	(1,980)	(10,665)
Accounts payable and accrued expenses	3,316	(31,153)
Accrued interest	369,878	315,402
Operating lease liabilities	(21,488)	-
Net cash used in operating activities	(987,078)	(1,470,450)

Cash flows from investing activities:
Purchases of property and equipment	(1,532)	(4,456)

Cash flows from financing activities:
Proceeds from convertible note payable	792,000	505,000
Proceeds from notes payable	-	775,500
Repayment of notes payable	(5,000)	(75,000)
Proceeds from finance obligation	122,500	-

Net cash provided by financing activities	909,500	1,205,500

Net increase (decrease) in cash	(79,110)	(269,406)

Cash at beginning of the period	86,160	455,484

Cash at end of the period	$7,050	$186,078

Supplemental disclosure of cash flow information:
Interest paid	$-	$5,000
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing transactions
Fair value of derivative upon issuance of convertible debt recorded as debt discount	$792,000	$505,000
Right-of-use assets obtained in exchange for operating lease obligations	$214,272	$-
Common stock issued for conversion of notes and interest	$1,488,296	$-
Common stock issued for conversion of accrued interest	$-	$52,622
Fair value of financing obligation recorded as debt discount	$-	$775,500
Notes payable exchanged for financing obligation	$295,500	$-
Accrued interest exchanged for financing obligation	$19,700	$-

See accompanying notes to the condensed consolidated financial statements.

StrikeForce Technologies, Inc.

Notes to the Condensed Consolidated Financial Statements

Three and nine months ended September 30, 2019 and 2018

(Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies

StrikeForce Technologies, Inc. (the “Company”) is a software development and services company that offers a suite of integrated computer network security products using proprietary technology. The Company’s operations are based in Edison, New Jersey.

Basis of Presentation-Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2019. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2018 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the SEC on April 15, 2019.

The consolidated financial statements include the accounts of the Company and its controlled subsidiary, BlockSafe Technologies, Inc. (“BlockSafe”). BlockSafe is owned 49% by the Company and 31% by three executive officers of the Company, which combined represents an 80% controlling interest in BlockSafe. Accordingly, BlockSafe is consolidated by the Company. Intercompany balances and transactions have been eliminated in consolidation. At September 30, 2019, noncontrolling interests represents 51% of BlockSafe that the Company does not directly own.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the nine months ended September 30, 2019, the Company incurred a net loss of $4,052,661 and used cash in operating activities of $987,078 and at September 30, 2019, the Company had a stockholders’ deficit of $16,364,740. Also, at September 30, 2019, the Company is in default on notes payable and convertible notes payable in the aggregate amount of $3,551,924. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2018 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2019, the Company had cash on hand in the amount of $7,050. Subsequent to September 30, 2019, the Company issued two unsecured promissory note for proceeds of $188,600 and one unsecured convertible promissory note for proceeds of $125,000. Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan. Currently, management is attempting to increase revenues by selling through a channel of distributors, value added resellers, strategic partners and original equipment manufacturers. While the Company believes in the viability of its strategy to increase revenues, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to increase its customer base and realize increased revenues. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to accounting for financing obligations, assumptions used in valuing stock instruments issued for services, assumptions used in valuing derivative liabilities, the valuation allowance for deferred tax assets, and the accrual of potential liabilities. Actual results could differ from those estimates.

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

Cost of revenue includes direct costs and fees related to the sale of our products.

The following tables present our revenue disaggregated by major product and service lines:

	Three Months Ended
	September 30, 2019	September 30, 2018
Software	$123,023	$58,925
Service	48,261	61,906
Total revenue	$171,284	$120,831

	Nine months ended
	September 30, 2019	September 30, 2018
Software	$513,813	$169,310
Service	96,896	187,165
Total revenue	$610,709	$356,475

Leases

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective basis method under which prior comparative periods are not restated. The Company elected to exclude from its balance sheets recognition of leases having a term of 12 months or less (“short-term leases”) and elected to not separate lease components and non-lease components for its long-term leases. Lease expense is recognized on a straight-line basis over the lease term. At January 1, 2019, the Company had no leases that required recognition of operating lease right-of-use assets or liabilities for operating leases upon adoption of ASC 842. On January 31, 2019, the Company commenced a lease that resulted in the recognition of operating lease right-of-use assets of $214,272, and liabilities for operating leases of $214,272.

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

The Company believes the carrying amounts reported in the balance sheet for accounts receivable, accounts payable, accrued expenses, convertible notes, and notes payables approximate fair values because of the short-term nature of these financial instruments.

As of September 30, 2019 and December 31, 2018, the Company’s balance sheet includes Level 3 liabilities comprised of the fair value of embedded derivative liabilities of $2,751,209 and $1,313,904, respectively (see Note 5). These embedded derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. The following table sets forth a summary of the changes in the estimated fair value of our embedded derivative during the nine month periods ended September 30, 2019 and 2018:

	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Fair value at beginning of period	$1,313,904	$623,195
Recognition of derivative liabilities upon initial valuation	1,369,518	903,851
Extinguishment of derivative liabilities	(1,002,790)	(58,317)
Net change in the fair value of derivative liabilities	1,302,374	(628,769)
Fair value at end of period	$2,983,006	$839,960

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton model to value the derivative instruments at inception and on subsequent valuation dates through the September 30, 2019, reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

Stock-Based Compensation

The Company issues stock options, warrants, and shares of common stock as share-based compensation to employees and non-employees. The Company accounts for its share-based compensation to employees in accordance with FASB ASC 718, Compensation – Stock Compensation (Topic 718). Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period.

In periods through December 31, 2018, the Company accounted for share-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50, Equity - Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The final fair value of the share-based payment transaction is determined at the performance completion date. For interim periods, the fair value is estimated, and the percentage of completion is applied to that estimate to determine the cumulative expense recorded.

On January 1, 2019, the Company adopted ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 simplifies the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions are measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. The adoption of ASU 2018-07 did not have a material impact on the Company’s financial statements for the three months and nine months ended September 30, 2019 or the previously reported financial statements.

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

For the nine months ended September 30, 2019 and 2018, the dilutive impact of stock options exercisable into 259,500,002 and 259,000,002 shares of common stock, respectively, convertible Series B Preferred stock that can convert into 24,036,508 and 2,743,297 shares of common stock, respectively, and convertible notes payable that can convert into 233,091,594 and 40,858,491 shares of common stock, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

Concentrations

For the nine months ended September 30, 2019, sales to three customers comprised 57%, 20% and 16% of revenues, respectively. For the nine months ended September 30, 2018, sales to two customers comprised 63% and 23% of revenues, respectively. At September 30, 2019, three customers comprised 43%, 29% and 12% of accounts receivable, respectively. At December 31, 2018, two customers comprised 68% and 12% of accounts receivable, respectively.

The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.  At September 30, 2019, the Company did not have cash deposits that exceeded the federally insured limit of $250,000.  The Company believes that no significant concentration of credit risk exists with respect to its cash balances because of its assessment of the creditworthiness and financial viability of the financial institution.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments ("ASC 326"). The standard significantly changes how entities will measure credit losses for most financial assets , including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model , under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for interim and annual reporting periods beginning after December 15, 2021. The Company is currently assessing the impact of adopting this standard on the Company’s financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 2 - Convertible Notes Payable

Convertible notes payable consisted of the following:

	September 30, 2019	December 31, 2018
Secured
(a) DART, in default	$542,588	$542,588

Unsecured
(b) Convertible notes with fixed conversion features, in default	895,512	895,512
(c) Convertible notes with adjustable conversion features	812,000	695,000
Total convertible notes principal outstanding	2,250,100	2,133,100
Debt discount	(466,076)	(521,763)
Convertible notes, net of discount	$1,784,024	$1,611,337

(a)	At September 30, 2019 and December 31, 2018, $542,588 of notes payables are due to DART/Citco Global. The notes are convertible into shares of the Company’s common stock based on adjustable conversion prices, are secured by all of the Company’s assets, were due in 2010, and are currently in default. Beginning in 2009, the note holder agreed to the forbearance of any further interest on the notes payable to DART/Citco Global.

(b)	At September 30, 2019 and December 31, 2018, convertible notes payable with fixed conversion features (“fixed convertible notes”) consisted of 13 unsecured convertible notes convertible at a fixed amount into 13 shares of the Company’s common stock, at fixed conversion prices ranging from $1,950,000 to $9,750,000,000 per share, as defined in the agreements and adjusted for applicable reverse stock splits. The notes are unsecured, bear interest at 8% to 18% per annum, were due on various dates from March 2008 to March 2015, and are currently in default. At December 31, 2018, the balance of the accrued interest on the fixed convertible notes was $1,079,764. During the nine months ended September 30, 2019, interest of $56,195 was accrued. At September 30, 2019, the balance of accrued interest on the fixed convertible notes was $1,135,959.

(c)

At December 31, 2018, there were $695,000 of convertible notes with adjustable conversion features outstanding. During the nine months ended September 30, 2019, convertible notes for $792,000 were issued (see below), and convertible notes for $675,000 were converted into shares of the Company’s common stock. At September 30, 2019, the balance of the convertible notes with adjustable conversion features was $812,000.

During the nine months ended September 30, 2019, the Company issued eleven convertible notes payable with adjustable conversion features to three lenders for aggregate proceeds of $792,000, bearing interest at 8% to 10% per annum, and maturing through September 2020. At the option of the holder, the notes are convertible into shares of common stock of the Company at a price per share discount of 58% to 61% of the average market price of the Company’s common stock, as defined, for 15 to 20 days preceding a conversion notice. As a result, the Company determined that the conversion option of the convertible notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance. The Company determined that upon issuance of the convertible notes between January 2019 and September 2019, the initial fair value of the embedded conversion feature totaled $1,369,518 (see Note 8), of which $792,000 was recorded as debt discount offsetting the face amount of the convertible notes, and the remainder of $577,518 was recorded as private placement costs. During the nine months ended September 30, 2019, one note holder elected to convert six notes totaling $675,000 plus interest of $44,470 (total of $719,470) into 392,380,265 shares of the Company’s common stock at conversion prices ranging from $0.00099 to $0.0087 per share. On the dates of conversion, the closing price of the Company’s common stock ranged from $0.0019 to $0.0178 per share, or total fair value of shares of $1,488,296. The Company followed the general extinguishment model to record the settlement of the debt. The debt and accrued interest totaled $719,470, the related unamortized discount totaled ($255,736), and the shares issued were measured at their fair value of $1,488,296. The difference of $1,024,563 was recorded as loss on extinguishment of debt. In addition, the bifurcated conversion option derivatives, after a final mark-up to $1,002,790, were removed and recorded as a gain on extinguishment of derivative liabilities.

At December 31, 2018, the balance of unamortized discount on convertible notes with adjustable conversion features was $521,763. During the nine months ended September 30, 2019, debt discount of $792,000 was recorded, debt discount amortization of $591,951 was recorded, and $255,736 of debt discount was removed related to debt that was converted. At September 30, 2019, the balance of the unamortized discount was $466,076.

At September 30, 2019 and December 31, 2018, accrued interest due for all convertible notes was $1,168,327 and $1,099,005, respectively, and is included in accrued interest in the accompanying balance sheets. Interest expense for all convertible notes payable for the nine months ended September 30, 2019 and 2018 was $112,171 and $44,107, respectively.

Note 3 - Convertible Notes Payable – Related Parties

At September 30, 2019 and December 31, 2018, convertible notes payable - related parties consist of 12 convertible notes payable in the aggregate of $355,500. The notes are unsecured and have extended due dates of December 31, 2019. Six notes totaling $268,000 are due to the Company’s Chief Executive Officer, at a compounded interest rate of 8% per annum; two notes totaling $57,000 are due to the Company’s VP of Technology, interest at prime plus 2% and prime plus 4% per annum; and four notes totaling $30,000 are due to the spouse of the Company’s Chief Technology Officer at a compounded interest rate of 8% per annum. $33,000 of the notes are convertible at a fixed conversion price of $7,312,500 per share and $322,500 of the notes are convertible at a fixed conversion price of $9,750,000,000 per share, as defined in the note agreements and adjusted for applicable reverse stock splits.

At December 31, 2018, accrued interest due for the convertible notes – related parties was $563,805. During the nine months ended September 30, 2019, interest of $53,854 was accrued. At September 30, 2019, accrued interest due for the convertible notes – related parties was $617,659.

Note 4 - Notes Payable

Notes payable consisted of the following:

	September 30, 2019	December 31, 2018
Unsecured
(a) Promissory notes-in default	$413,824	$413,824
(b) Promissory notes – StrikeForce Investor Group-in default	1,225,000	1,225,000
(c) Promissory notes issued by BlockSafe ($475,000 and zero in default at September 30, 2019 and December 31, 2018, respectively)	475,000	775,500
Total notes payable principal outstanding	2,113,824	2,414,324
Debt discount	(-)	(195,654)
Notes payable, net of discount	$2,113,824	$2,218,670

(a)	Notes payable, with interest from 8% to 14% per annum, due on various dates from December 2011 to July 2017 and are currently in default. At December 31, 2018, the balance of the accrued interest on the notes payable-various was $505,454. During the nine months ended September 30, 2019, $34,073 of interest was accrued. At September 30, 2019, accrued interest on the notes payable-various was $539,527.

(b)	Notes payable to StrikeForce Investor Group (SIG), made up of various investors with unsecured notes, interest at 10% per annum, originally due in 2011, and currently in default. At December 31, 2018, the balance of the accrued interest on the notes payable-SIG was $1,509,844. During the nine months ended September 30, 2019, $91,623 of interest was accrued. At September 30, 2019, accrued interest on the notes payable-SIG was $1,601,467.

(c)

At December 31, 2018, BlockSafe (see Note 1) had $775,500 of outstanding unsecured promissory notes, bearing interest at 8% per annum, and maturing through September 2019. During the nine months ended September 30, 2019, $5,000 of unsecured promissory notes were paid, and note holders agreed to exchange $295,500 of principal into a financing obligation (see Note 4). At September 30, 2019, the balance of the unsecured promissory notes was $475,000, and is currently in default.

At December 31, 2018, the balance of the unamortized discount on the unsecured promissory notes was $195,653. During the nine months ended September 30, 2019, debt discount amortization of $195,653 was recorded and the balance of the unamortized discount at September 30, 2019 was $0.

At December 31, 2018, the balance of the accrued interest on the unsecured promissory notes was $46,388. During the nine months ended September 30, 2019, $34,681 of interest was accrued and $19,700 of accrued interest was converted into a financing obligation (See Note 6). At September 30, 2019, accrued interest on the unsecured promissory notes was $61,369.

At September 30, 2019 and December 31, 2018, accrued interest due for all notes payable above was $2,202,363 and $2,061,686, respectively, and is included in accrued interest in the accompanying balance sheets. Interest expense for notes payable for the nine months ended September 30, 2019 and 2018 was $140,677 and $99,478, respectively.

Note 5 - Notes Payable – Related Parties

Notes payable-related parties notes represent eighteen unsecured notes payable to the Company’s Chief Executive Officer ranging in interest rates of 0% per annum to 10% per annum. The notes are unsecured and have extended due dates of December 31, 2019. At September 30, 2019 and December 31, 2018, the balance due under these notes was $742,513.

At December 31, 2018, accrued interest due for the notes was $703,944. During the nine months ended September 30, 2019, interest of $41,945 was accrued. At September 30, 2019, accrued interest due for the notes was $745,802.

Note 6 – Financing Obligation

In 2018, BlockSafe issued promissory notes to nineteen unrelated parties aggregating $775,500 (see Note 4). As part of each promissory note agreement BlockSafe agreed to pay a financing obligation to the note holders equal to the note principal in tokens, as defined, to be issued by BlockSafe. In addition, in December 2018, BlockSafe agreed to issue tokens to an unrelated party for receipt of $50,000.

At December 31, 2018, the total of the financing obligation for BlockSafe was $825,500. During the nine months ended September 30, 2019, BlockSafe agreed to issue tokens to four unrelated parties for receipt of $122,500. In addition, holders of unsecured promissory notes issued by BlockSafe agreed to exchange $295,500 principal and $19,700 of accrued interest into the financing obligation to be paid by tokens to be issued by BlockSafe. At September 30, 2019, the financing obligation was $1,263,200.

At September 30, 2019 and through the date of filing, BlockSafe has not developed or issued any tokens and there is no assurance as to whether, or at what amount, or on what terms, tokens will be available to be issued, if ever. At September 30, 2019, as the tokens do not exist yet, and were not considered equity, management determined that 100% of the obligation of $1,263,200 is probable of being a liability to be settled by BlockSafe, through the issuance of tokens, or through other means if tokens are never issued, and therefore recorded the financing obligation.

Note 7 – Contingent Payment Obligation

On September 6, 2017, the Company entered into a litigation funding agreement with Therium Inc. (subsequently Therium Luxembourg) and VGL Capital, LLC (collectively the “Funders”). Under the agreement, the Company received $1,500,000 from the Funders to allow the Company to pursue patent enforcement actions against infringements of its patents (see Note 11). In exchange, the Funders are entitled to receive, after the payment of legal fees, the first $1,500,000 from the gross proceeds of any claims awarded, 10% of any additional claim proceeds until the Funders have received an additional $7,500,000, and 2.5% of any claim proceeds thereafter. The Funders shall be paid only in the event that the Company achieves recoveries of claim proceeds. At September 30, 2019 and December 31, 2018, the Company has reflected the $1,500,000 received from the Funders as a contingent payment obligation to be paid only if claim proceeds are recovered

Note 8 – Derivative Financial Instruments

At September 30, 2019, the Company had convertible promissory notes outstanding that are convertible into shares of common stock of the Company at the option of the holders at price per share discounts ranging from 20% to 61% of the Company’s common stock market price, as defined in the note agreements. As the ultimate determination of shares to be issued upon conversion of these notes could exceed the current number of available authorized shares, the Company determined that the conversion features of the convertible notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities. Accordingly, the conversion features of the notes were separated from the host contracts (i.e. the notes) and characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At December 31, 2018, the balance of the derivative liabilities was $1,313,904. During the nine months ended September 30, 2019, the Company recorded additions of $1,369,518 related to the conversion features of notes issued during the period (see Note 2), and an increase in fair value of derivatives of $1,302,374. In addition, the Company recorded a decrease in derivative liability of $1,002,790 related to derivative liabilities that were extinguished. At September 30, 2019, the balance of the derivative liabilities was $2,983,006.

The derivative liability was valued at the following dates using a probability weighted Black-Scholes-Merton model with the following assumptions:

	September 30, 2019	January 2019 to September 2019 (dates of inception)	December 31, 2018
Conversion feature:
Risk-free interest rate	0.23%	0.18%-0.25%	0.25%
Expected volatility	170%	118%-163%	129%
Expected life (in years)	1 year	1 year	1 year
Expected dividend yield	-	-	-

Fair Value:
Conversion feature	$2,983,006	$1,369,518	$1,313,904

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

Note 9 - Operating Lease

In January 2019, the Company entered into a noncancelable operating lease for its headquarters office requiring payments of $4,409 per month, payments increasing 3% each year, and ending on January 31, 2024. At September 30, 2019, the remaining lease term was 4.33 years. The Company does not have any other leases.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Nine months ended September 30, 2019
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$37,456

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the three quarters ended September 30, 2019	$39,685
Weighted average remaining lease term – operating leases (in years)	4.3
Average discount rate – operating leases	10.0%

The supplemental balance sheet information related to leases for the period is as follows:

At September 30, 2019
Operating leases
Long-term right-of-use assets	190,600

Short-term operating lease liabilities	$26,618
Long-term operating lease liabilities	166,164
Total operating lease liabilities	$192,782

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
2019 (remaining 3 months)	$13,205
2020	54,371
2021	56,000
2022	57,676
2023	59,411
2024	4,963
Total lease payments	245,626
Less: Imputed interest/present value discount	(52,844)
Present value of lease liabilities	$192,782

Lease expenses were $37,456 and $38,384 during the nine months ended September 30, 2019 and 2018, respectively.

Note 10 – Stockholders’ Deficit

Common Stock

During the nine months ended September 30, 2019, the Company issued an aggregate of 37,906,356 shares of its common stock as follows:

•	The Company issued 22,500 shares of its common stock for services, valued at $112.

•

A convertible note holder converted $675,000 of principal and $44,470 of accrued interest into 392,380,265 shares of common stock at conversion prices ranging from $0.00099 to $0.0087 per share, with a total fair value of $1,488,296.

Note 11 - Options

In September 2016 and December 2017, the Company issued options to purchase an aggregate of 259,000,000 shares of its common stock to management and employees. In July 2018, the Company issued options to purchase an aggregate of 500,001 shares of its common stock to a consulting firm. The options are exercisable at $0.016 to $0.00625 per share, vested in 6 to 12 months, and expire through December 2027. During the nine months ended September 30, 2019 and 2018, the Company recognized compensation costs of $2,017 and $356,143, respectively, related to the amortization of the fair value of options that vested.

The table below summarizes the Company’s stock option activities for the period January 1, 2019 to September 30, 2019:

	Number of Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Balance, January 1, 2019	259,500,002	$0.0057-2,242,500	$0.0062

Granted	-	$-	$-
Exercised	-	$-	$-
Expired	-	$-	$-
Balance outstanding, September 30, 2019	259,500,002	$0.0057-2,242,500	$0.0062
Balance exercisable, September 30, 2019	259,486,303	$0.0057-2,242,500	$0.0062

At September 30, 2019, the intrinsic value of outstanding options was zero.

The following table summarizes information concerning the Company’s stock options as of September 30, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$975,000,000	1	1.00	$975,000,000	1	1.00	$975,000,000
$0.0057	63,000,000	10.00	$0.0057	63,000,000	10.00	$0.0057
$0.016	500,001	1.00	$0.016	500,001	1.00	$0.016
$0.00625	196,000,000	10.00	$0.0062	196,000,000	10.00	$0.0062
$0.00625 - 975,000,000	259,500,002	10.00	$0.0062	259,500,002	10.00	$0.0062

Note 12 - Commitments and Contingencies

Legal Proceedings

On June 20, 2016, the Company initiated additional patent litigation against three major competitors in the U.S. District Court for the District of New Jersey, for infringement of United States Patent No. 8,484,698. On March 14, 2017, one of the parties initiated an inter partes review (IPR) (a procedure for challenging the validity of a United States patent before the United States Patent and Trademark Office) against the Company’s second Patent No. 8,484,698. In October 2019, the litigation against the remaining two parties was dismissed. Management is currently considering its options regarding the two parties, Duo and Centrify.

On March 14, 2017, the Company initiated additional patent litigation against two major competitors in the U.S. District Court for the District of Massachusetts, for infringement of United States Patent Nos. 7,870,599, 8,484,698 and 8,713,701. The Company’s management is currently considering its options in the Massachusetts litigation.

On March 14, 2017, the Company initiated additional patent litigation against two major competitors in the U.S. District Court for the Eastern District of Virginia, for infringement of United States Patent Nos. 7,870,599, 8,484,698 and 8,713,701. On June 13, 2017, one of the competitors initiated a lawsuit against the Company in the U.S. District Court for the District of New Jersey for patent infringement (which the Company believe is without merit and will defend vigorously). This litigation is ongoing.

On December 1, 2017, The United States District Court for the Central District of California issued an opinion in the StrikeForce Technologies, Inc. v. SecureAuth Corp. case, which invalidated claims of U.S. Patent Nos. 7,870,599, 8,484,698 and 8,713,701 under 35 U.S.C. §101. The Company strongly disagreed with the Court’s decision and an appeal was filed by its attorney in July 2019. In October 2019, the Supreme Court of the United States denied the Company’s petition for a writ of certiorari in StrikeForce Technologies, Inc. v. SecureAuth Corp (19-103). Thus, the claims asserted against SecureAuth in the Central District of California, case no. 2:17-cv-04314-JAK-SK, remain invalid under 35 U.S.C. 101. The Company’s three patents contain a total of 108 claims, 43 claims were deemed invalid, however, 65 claims are still valid. Despite the Supreme Court’s decision, the Company’s Protect ID® products still retain patent protection and the Company’s management intends to further expand those protections with new patents in the coming months.

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

Asset Sale and Licensing Agreement

On August 24, 2015, the Company entered into an agreement with Cyber Safety, Inc., a New York corporation (“Cyber Safety”) for Cyber Safety to license, and retain an option to purchase, the patents and intellectual property related to the GuardedID® and MobileTrust® software. Cyber Safety had the option to buy the Company’s GuardedID® patent for $9,000,000 that expires on September 30, 2020. In March 2019, the option to purchase agreement was modified to increase the purchase price to $10,000,000 and extend the expiration date to September 30, 2021. If the purchase price is not paid by September 30, 2021, it will increase to $11,000,000 and be due September 30, 2022. The Company anticipates, but cannot guarantee, Cyber Safety will complete the purchase by September 30, 2021. Cyber Safety will also resell the Company’s GuardedID® and MobileTrust® products, for which the Company will receive a royalty, while the Company retains an unlimited license to resell those products. Cyber Safety also licensed the Malware Suite until September 30, 2020 and agreed to pay the Company 15% to 20% of the net amount Cyber Safety receives from this product. During the nine months ended September 30, 2019 and 2018, the Company recorded revenue of $350,628 and $162, respectively, from Cyber Safety.

Note 13 – Subsequent Events

Subsequent to September 30, 2019, the Company issued one unsecured convertible promissory note aggregating $125,000, bearing interest at 10% per annum, and maturing in nine months through August 2020. The note is convertible at a 62% discount to the price of the Company’s common stock, as defined.

Subsequent to September 30, 2019, the Company issued two unsecured promissory notes aggregating $188,600, bearing interest at 15% to 31% per annum, and maturing in twelve to eighteen months through April 2021.

Subsequent to September 30, 2019, a convertible note holder converted $70,000 of principal and $5,672 of accrued interest into 79,828,798 shares of common stock at conversion prices ranging from $0.0009 to $0.001 per share.

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

Our patent attorneys have filed our fourth, fifth and sixth “Out of Band” continuation patents. We currently have three patents granted to us for Out-of-Band ProtectID® (Patent Nos.: 7,870,599, 8,484,698 and 8,713,701). In March 2013, our patent attorneys submitted a new “Methods and Apparatus for securing user input in a mobile device” US Patent, which is no longer being pursued because of our inability of moving it forward, however we did file an International MobileTrust Patent that is still being pursued. MobileTrust® is also covered by our GuardedID® patents. We cannot provide assurances that the latter patents will be granted in fiscal 2019 or 2020.

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

On September 6, 2017, we entered into a Litigation Funding Agreement with two parties for the purpose of funding the enforcement of certain patents relating to the process of providing dual channel authentication against several infringers. These particular patent infringement cases were recently closed since they were deemed unenforceable. Our management believes, but cannot guarantee, that the Litigation Funding Agreement will still allow us to pursue litigation against any infringement on our current and pending patents.

Recently Executed Distribution Agreements

In November 2018, we executed two distribution agreements for our security products in the insurance and hospitality marketplaces, respectively. We anticipate that both agreements will result in a substantial increase in revenues 2020, although there can be no assurances of the anticipated results.

Capitalization

On July 15, 2019, we amended our Certificate of Incorporation to increase the number of authorized shares of common stock from 5,000,000,000 to 7,500,000,000.

On November 4, 2019, we amended our Certificate of Incorporation to increase the number of authorized shares of common stock from 7,500,000,000 to 12,000,000,000.

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

As of September 30, 2019, no tokens have been developed. There is no assurance as to whether, or at what amount, or on what terms, tokens will be available, if ever. Moreover, there can be no assurance how such technology will function, which could expose us to legal and regulatory issues. Cryptocurrency and its use of blockchains is still in the development stage and receiving mixed results. The European Union and China are contemplating their own form of cyrptocurrency and Facebook Libra cryptocurrency recently lost the support of PayPal (see http://www.independent.co.uk/topic/cryptocurrency, which article is not incorporated by reference to this filing). In addition, legal and regulatory developments could render the technology impermissible, which could have a material adverse effect on BlockSafe and us.

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

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2018

Revenues for the three months ended September 30, 2019 were $171,284 compared to $120,831 for the three months ended September 30, 2018, an increase of $50,453 or 41.8%. The increase in revenues was primarily due to an increase in our software and service revenues. Revenues are derived from software, keyfobs and services.

Cost of revenues for the three months ended September 30, 2019 was $2,129 compared to $1,755 for the three months ended September 30, 2018, an increase of $374, or 21.3%. The increase resulted from the increased fees related to our revenues offset by efficiencies implemented related to our revenues. Cost of revenues as a percentage of total revenues for the three months ended September 30, 2019 was 1.2% compared to 1.5% for the three months ended September 30, 2018.

Gross profit for the three months ended September 30, 2019 was $169,155 compared to $119,076 for the three months ended September 30, 2018, an increase of $50,079, or 42.1%. The increase in gross profit was due to the increase in our revenues.

Research and development expenses for the three months ended September 30, 2019 were $125,654 compared to $123,750 for the three months ended September 30, 2018, a nominal increase of $1,904 or 1.5%. The salaries, benefits and overhead costs of personnel conducting research and development of our software products primarily comprises our research and development expenses.

Compensation, professional fees, and selling, general and administrative (collectively, “SGA”) expenses for the three months ended September 30, 2019 were $426,719 compared to $411,279 for the three months ended September 30, 2018, an increase of $15,440 or 3.8%. The increase was due primarily to an increase in compensation and professional fees, offset by a decrease in administrative expenses. SG&A expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock options to employees and other general corporate expenses.

For the three months ended September 30, 2019, other expense was ($1,171,883) as compared to other expense of ($355,379) for the three months ended September 30, 2018, representing an increase in other expense of $816,504, or 230%. The increase was primarily due to increases in the change in the fair value of derivative liabilities, the loss on debt extinguishment and an increase in private placement costs, offset by gains from the extinguishment of derivative liabilities.

Our net loss for the three months ended September 30, 2019 was $1,555,101 compared to $771,332 for the three months ended September 30, 2018, an increase of $783,769, or 102%. The increase was primarily due to increases in the change in the fair value of derivative liabilities, the loss on debt extinguishment and an increase in private placement costs, offset by gains from the extinguishment of derivative liabilities.

The net loss attributable to the non-controlling interest in our subsidiary for the three months ended September 30, 2019 was $32,284 compared to $160,741 for the three months ended September 30, 2018, a decrease of $128,457, or 79.9%. These results are due to the net loss recorded by our subsidiary, BlockSafe, which began operations in December 2017.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2018

Revenues for the nine months ended September 30, 2019 were $610,709 compared to $356,475 for the nine months ended September 30, 2018, an increase of $254,234 or 41.6%. The increase in revenues was primarily due to an increase in our software and service revenues. Revenues are derived from software, keyfobs and services.

Cost of revenues for the nine months ended September 30, 2019 was $8,211 compared to $11,212 for the nine months ended September 30, 2018, a decrease of $3,001, or 26.8%. The decrease resulted from the decrease in fees resulting from efficiencies implemented related to our revenues. Cost of revenues as a percentage of total revenues for the nine months ended September 30, 2019 was 1.3% compared to 3.2% for the nine months ended September 30, 2018.

Gross profit for the nine months ended September 30, 2019 was $602,498 compared to $345,263 for the nine months ended September 30, 2018, an increase of $257,235, or 74.5%. The increase in gross profit was due to the increase in our revenues.

Research and development expenses for the nine months ended September 30, 2019 were $375,866 compared to $371,250 for the nine months ended September 30, 2018, a nominal increase of $4,616, or 1.2%. The salaries, benefits and overhead costs of personnel conducting research and development of our software products primarily comprises our research and development expenses.

Compensation, professional fees, and selling, general and administrative (collectively, “SGA”) expenses for the nine months ended September 30, 2019 were $1,252,701 compared to $1,752,943 for the nine months ended September 30, 2018, a decrease of $500,242 or 28.6%. The decrease was due primarily to the decrease in employee stock-based compensation in the form of stock options. SG&A expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock options to employees and other general corporate expenses.

For the nine months ended September 30, 2019, other expense was ($3,026,592) as compared to other expense of ($653,143) for the nine months ended September 30, 2018, representing an increase in other expense of $2,373,449, or 363%. The increase was primarily due to increases in the change in the fair value of derivative liabilities, the loss on debt extinguishment and an increase in private placement costs, offset by gains from the extinguishment of derivative liabilities.

Our net loss for the nine months ended September 30, 2019 was $4,052,661 compared to $2,432,073 for the nine months ended September 30, 2018, an increase of $1,620,588, or 66.6%. The increase was primarily due to increases in the change in the fair value of derivative liabilities, the loss on debt extinguishment and an increase in private placement costs, offset by gains from the extinguishment of derivative liabilities and the increase in revenues.

The net loss attributable to the non-controlling interest in our subsidiary for the nine months ended September 30, 2019 was $210,662 compared to $468,619 for the nine months ended September 30, 2018, a decrease of $257,957, or 55.1%. These results are due to the net loss recorded by our subsidiary, BlockSafe, which began operations in December 2017.

Liquidity and Capital Resources

Our total current assets at September 30, 2019 were $38,972, which included cash of $7,050, as compared with $111,339 in total current assets at December 31, 2018, which included cash of $86,160. Additionally, we had a stockholders’ deficit in the amount of $16,364,740 at September 30, 2019 compared to a stockholders’ deficit of $13,802,504 at December 31, 2018. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing.

We financed our operations during the nine months ended September 30, 2019 primarily from the issuance of convertible debentures of $792,000 and the proceeds from financing obligations of $122,500.

Going Concern

We have yet to establish any history of profitable operations. During the nine months ended September 30, 2019, the Company incurred a net loss of $4,052,661 and used cash in operating activities of $987,078, and at September 30, 2019, the Company had a stockholders’ deficit of $16,364,740. In addition, we are in default on notes payable and convertible notes payable in the aggregate amount of $3,551,924. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report published on our December 31, 2018 year-end financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to accounting for financing obligations, assumptions used in valuing stock instruments issued for services, assumptions used in valuing derivative liabilities, the valuation allowance for deferred tax assets, and the accrual of potential liabilities. Actual results could differ from those estimates.

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

In periods through December 31, 2018, the Company accounted for share-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50, Equity - Based Payments to Non-Employees . Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The final fair value of the share-based payment transaction is determined at the performance completion date. For interim periods, the fair value is estimated, and the percentage of completion is applied to that estimate to determine the cumulative expense recorded.

On January 1, 2019, the Company adopted ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 simplifies the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions are measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. The adoption of ASU 2018-07 did not have a material impact on the Company’s financial statements for the three months and nine months ended September 30, 2019 or the previously reported financial statements.

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

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (CFO) of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2019. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the following material weaknesses:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the interim period ended September 30, 2019. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 20, 2016, we initiated additional patent litigation against three major competitors in the U.S. District Court for the District of New Jersey, for infringement of United States Patent No. 8,484,698. On March 14, 2017, one of the parties initiated an inter partes review (IPR) (a procedure for challenging the validity of a United States patent before the United States Patent and Trademark Office) against our second Patent No. 8,484,698. In October 2019, the litigation against the remaining two parties was dismissed. Management is currently considering its options regarding the two parties, Duo and Centrify.

On March 14, 2017, we initiated additional patent litigation against two major competitors in the U.S. District Court for the District of Massachusetts, for infringement of United States Patent Nos. 7,870,599, 8,484,698 and 8,713,701. Our management is currently considering its options in the Massachusetts litigation.

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

On December 1, 2017, The United States District Court for the Central District of California issued an opinion in the StrikeForce Technologies, Inc. v. SecureAuth Corp. case, which invalidated claims of U.S. Patent Nos. 7,870,599, 8,484,698 and 8,713,701 under 35 U.S.C. §101. We strongly disagreed with the Court’s decision and an appeal was filed by our attorney in July 2019. In October 2019, the Supreme Court of the United States denied our petition for a writ of certiorari in StrikeForce Technologies, Inc. v. SecureAuth Corp (19-103). Thus, the claims asserted against SecureAuth in the Central District of California, case no. 2:17-cv-04314-JAK-SK, remain invalid under 35 U.S.C. 101. Our three patents contain a total of 108 claims, 43 claims were deemed invalid, however, 65 claims are still valid. Despite the Supreme Court’s decision, our Protect ID® products still retain patent protection and our management intends to further expand those protections with new patents in the coming months. In the meantime, we continue to monitor the Federal Courts because there are several cases (i.e. Berkheimer v. HP), whereby a decision for Berkheimer could change the appellate landscape for 101 motion cases. Additionally, and even more exciting is that U.S. Senators Thom Tillis (R-NC) and Chris Coons (D-DE), along with several other Senators have released a bipartisan, bicameral draft bill that would reform Section 101 of the Patent Act. Management continue guarantee that any pending claims or legislation will result in favorable decisions.

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

Information about risk factors for the interim period ended September 30, 2019, does not differ materially from that set forth in Part I, Item 1A of our 2018 Annual Report on Form 10-K.

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

In July 2019, a convertible note holder converted $95,000 of principal and $6,356 of accrued interest into 89,654,260 shares of common stock at conversion prices ranging from $0.001102 to $0.001160 per share.

In August 2019, a convertible note holder converted $70,000 of principal and $4,749 of accrued interest into 66,618,458 shares of common stock at conversion prices ranging from $0.001102 to $0.001160 per share.

In September 2019, a convertible note holder converted $40,000 of principal and $3,079 of accrued interest into 43,689,432 shares of common stock at a conversion price of $0.000986 per share.

In September 2019, we issued a total of 7,500 shares of restricted common stock, valued at $16, relating to a December 2009 retainer agreement with our SEC attorney.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

At September 30, 2019, the Company is in default on notes payable and convertible notes payable in the aggregate amount of $3,551,924. We have not made various principal and interest payments on many of our debt obligations. We continue to seek work-out arrangements and applicable refinancing with new or revised debt or equity instruments. See Notes 2 and 4 to the condensed consolidated financial statements.

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

_________

(1)	Filed as an exhibit to the Registrant’s Form SB-2 dated as of May 11, 2005 and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Form 8-K dated February 4, 2011 and incorporated herein by reference.
(3)	Filed herewith.
(4)	Filed as an exhibit to the Registrant’s Form S-1/A dated July 31, 2012 and incorporated herein by reference.
(5)	Filed in conjunction with the Registrant’s Form 14A filed October 5, 2012 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Form 8-K dated February 5, 2013 and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Form 8-K dated May 14, 2013 and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Form 8-A dated July 29, 2013 and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Form 8-K dated August 22, 2013 and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Form 8-A dated October 3, 2013 and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Form 8-K dated October 3, 2013 and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant’s Form 8-A dated December 31, 2013 and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s Form 8-K dated December 31, 2013 and incorporated herein by reference.
(14)	Filed as an exhibit to the Registrant’s Form 8-K dated March 18, 2014 and incorporated herein by reference.
(15)	Filed as an exhibit to the Registrant’s Form 8-K dated December 22, 2014 and incorporated herein by reference.
(16)	Filed as an exhibit to the Registrant’s Form 8-K dated February 13, 2015 and incorporated herein by reference.
(17)	Filed as an exhibit to the Registrant’s Form 8-K dated July 16, 2019 and incorporated herein by reference.
(18)	Filed as an exhibit to the Registrant’s Form 8-K dated August 28, 2015 and incorporated herein by reference.
(19)	Filed as an exhibit to the Registrant’s Form 8-K dated February 2, 2016 and incorporated herein by reference.
(20)	Filed as an exhibit to the Registrant’s Form 8-K dated May 19, 2017 and incorporated herein by reference.
(21)	Filed as an exhibit to the Registrant’s Form 8-K dated September 11, 2017 and incorporated herein by reference.
(22)	Filed as an exhibit to the Registrant’s Form 10-Q dated June 30, 2018 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRIKEFORCE TECHNOLOGIES, INC.

Dated: November 18, 2019	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: November 18, 2019	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer

