Form 10-K
period 2019-12-31
StrikeForce Technologies Inc.
filed 2020-05-01
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ____________ to ____________

STRIKEFORCE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its Charter)

WYOMING	000-55012	22-3827597
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(I.R.S. Employer Identification No.)

1090 King Georges Post Road, Suite 603

Edison, NJ  08837

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     ☐ No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files). Yes ☒     ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2020
Common stock, $0.0001 par value	3,561,691,559

Class	Outstanding at April 29, 2020
Preferred stock, Series A, no par value	3

Class	Outstanding at April 29, 2020
Preferred stock, Series B, $0.10 par value	36,667

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes. $7,698,548

Transitional Small Business Disclosure Format Yes ☐     No ☒

Documents Incorporated By Reference

None

STRIKEFORCE TECHNOLOGIES, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2019 and 2018

CAUTION REGARDING FORWARD-LOOKING INFORMATION

Included in this annual report are "forward-looking" statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA") as well as historical information. Some of our statements under "Business”, "Properties”, "Legal Proceedings”, "Management's Discussion and Analysis of Financial Condition and Results of Operations”," the Notes to Consolidated Financial Statements” and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled "Risk Factors." Forward-looking statements include those that use forward-looking terminology, such as the words "anticipate," "believe," "estimate," "expect," "intend," "may," "project," "plan," "will," "shall," "should," and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. We claim the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.

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

Consequently, all the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

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

Our suite of products is targeted to the financial, e-commerce, corporate, government, healthcare, legal, insurance, technology and retail markets. We seek to locate customers in a variety of ways. These primarily include contracts with value added resellers and distributors (both inside the United States and internationally), direct sales calls initiated by our internal staff, exhibitions at security and technology trade shows, through the media, through consulting agreements, and through our agent relationships. Our sales generate revenue either as an Original Equipment Manufacturer (“OEM”) model, through a Hosting/License agreement, bundled with other company’s products or through direct purchase by distributors and resellers. We price our products for cloud consumer transactions based on the number of transactions in which our software products are utilized. We also price our products for business applications based on the number of users. These pricing models provide our company with one-time, monthly, quarterly and annual recurring revenues with volume discounts. We are also generating revenues from a licensing agreement we executed with Cyber Safety in 2015, which was modified in 2019.

We generated all of our revenues of $768,209 for the year ended December 31, 2019 (compared to $233,878 for the year ended December 31, 2018), from the sales of our security products. The increase in revenues was due to the increase in our software, services, maintenance, and support sales.

We market our products globally to financial service firms, healthcare related companies, legal services companies, e-commerce companies, automotive, government agencies, multi-level marketing groups, the enterprise market in general, and with virtual private network companies, as well as technology service companies and retail distributors that service all the above markets. We seek such sales through our own direct efforts, with emphasis on retail, through distributors, resellers and third-party agents internationally. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in multiple production installations and pilot projects with various distributors, resellers and direct customers primarily in the United States. Our GuardedID® product is also being sold directly to consumers, primarily through the Internet as well as distributors, resellers, third party agents, affiliates and potential OEM agreements by bundling GuardedID® with their products (providing a value-add and competitive advantage to their own products and offerings). Currently this is the most active market for us with multiple programs in production. We anticipate, but cannot guarantee, increases in revenues in fiscal 2020 and/or 2021 (subject to the impairments caused by COVID-19), from these programs. In addition, we have completed the development and testing of our new mobile products, MobileTrust® and GuardedID® Mobile Software Development Kit (SDK), which is in now available in the Apple Store and the Android Play Store. The mobile products play a major role in our anticipated, but not guaranteed (due to the impairments caused by COVID-19), fiscal 2020 and/or 2021 revenue projections.

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

Because we are now experiencing a continual growing market demand, we are developing a reseller and distribution channel as a strategy to generate, manage and fulfill demand for our products across market segments, minimizing the requirement for an increase in our staff as we grow our distributor market. We have minimized the concentration on our initial direct sales efforts as our distribution and reseller channels continue to grow internationally and will require appropriate levels of support.

On August 24, 2015, we entered into an agreement with Cyber Safety, Inc., a New York corporation (“Cyber Safety”) for Cyber Safety to license, and retain an option to purchase, the patents and intellectual property related to the GuardedID® and MobileTrust® software.  Cyber Safety had the option to buy our GuardedID® patent for $9,000,000 that expires on September 30, 2020.  In March 2019, the option to purchase was modified to increase the purchase price to $10,000,000 and extend the expiration date to September 30, 2021.  If the purchase price is not paid by September 30, 2021, it will increase to $11,000,000 and be due September 30, 2022. We anticipate, but cannot guarantee, Cyber Safety will complete the purchase by September 30, 2021.  Cyber Safety will also resell our GuardedID® and MobileTrust® products, for which we will receive a royalty, while we retain an unlimited license to resell those products.  Cyber Safety also licensed the Malware Suite until September 30, 2020 and agreed to pay us 15% to 20% of the net amount Cyber Safety receives from this product.  During the years ended December 31, 2019 and 2018, we recorded revenue of $440,628 and $162, respectively, from Cyber Safety.

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

Our products sometimes include software and hardware that we contractually license from other vendors. These products include tokens, as well as additional authentication and telecommunication software devices.

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

Factors that are considered important to our success include, but are not limited to, the following:

o

Our products address the needs of a broad variety of customers for authentication and cyber security overall. One of the biggest problems facing the world is Cyber Theft, the effects of which, our management contends, total an estimated $221 billion per year in business losses and more recently, based on anecdotal evidence provided to management, stated to be in the trillions going forward (with effects of the increased use in remote access due to COVID-19 still undeterminable).

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

o

For illustration (while historic), in 2011, it was reported that RSA Security’s data was breached from which Lockheed Martin and others were affected and lost millions of dollars. This event caused many companies to look to other means of two-factor authentication, such as Out-of-Band. The RSA Data Breach started with a keylogging virus which our GuardedID® product, management believes, would most likely would have prevented.

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

Business Model

We are focusing primarily on developing sales through “channel” relationships in which our products are offered by other manufacturers, distributors, value-added resellers and agents, internationally. In 2016, we added and publicly announced additions to our global distribution sales channel, which provides additional presence for us in the United States, Canada, Europe and Africa. We continue to add additional channel partners, especially on the consumer side and developed a new retail business. We also sell our suite of security products directly from our Edison, New Jersey office, which also augments our channel partner relationships. It is our strategy that these “channel” relationships will provide the greater percentage of our revenues ongoing, as was the case in the past two years. Examples of the channel relationships that we are seeking include already established original equipment manufacturer (“OEM”) and bundled relationships with other security technology and software providers that would integrate or bundle the enhanced security capabilities of ProtectID®, GuardedID® and/or MobileTrust® into their own product lines, including our MobileTrust® SDK, thereby providing greater value to their clients. These would include providers of networking software and manufacturers of computer and telecommunications hardware and software that provide managed services, and multi-level marketing groups, as well as all markets interested in increasing the value of their products and packages, such as financial services software, anti-virus, government integrators and identity theft product companies. We signed various new distributors during 2018 and 2019, and we anticipate, but cannot guarantee, an increase in revenues in 2020 and/or 2021 (subject to the impairments caused by COVID-19).

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

Our primary target markets include financial services such as banks and insurance companies, healthcare providers, legal services, government agencies through integrators, technology platforms, e-commerce based services companies, telecommunications and cellular carriers, technology software companies, government agencies and consumers, especially for our mobile and keystroke encryption products. We are focusing our concentration on cyber security and data breach strategic problem areas, such as where compliance with financial, healthcare, legal and government regulations are key and stolen passwords are used to acquire private information illegally. In 2018 and 2019, several of our channel partners had pilots and client implementations in place that are expected, although no assurances can be provided, to increase our revenues in 2020 and/or 2021 (subject to the impairments caused by COVID-19). There is no guarantee as to the timing and continued success of these efforts.

Because we are now expecting a continual, recurring growing market demand, especially in the mobility and encryption retail markets, we continue to develop a reseller and distribution channel as a strategy to generate, manage and fulfill demand for our products across market segments, minimizing the requirement for an increase in our staff as we grow our distributor market. We continue to minimize the concentration on our initial direct sales efforts as our distribution and reseller channels continue to grow internationally and provide appropriate levels of sales and support to the growing Cyber Security market.

We seek to generate revenue through fees for ProtectID® based on client consumer usage in the financial, healthcare services and legal services markets, as well as enterprises in general, through our Cloud Service, plus one-time and annual per person fees in the enterprise markets which often are for in-house installations of our products, and set-up and recurring transaction fees when the product is accessed in our Cloud Service, along with annual maintenance fees, and other one-time and recurring fees. We have also implemented our new ProtectID® v4.01, which includes our Mobile One-Time-Password. We also intend to generate revenues through sales of our GuardedID® product. GuardedID® pricing is for an annual license and we discount for volume purchases. GuardedID® pricing models, especially when bundling through OEM contracts, include monthly and quarterly recurring revenues. As more agreements are reached by our distributors, we are experiencing monthly increasing sales growth, through the execution of GuardedID® bundled OEM agreements. We also provide our clients a choice of operating our ProtectID® software internally by licensing it or through our hosted Cloud Service or a hybrid that some clients have implemented and none of our competitors presently offer. GuardedID® requires a download on each and every computer it protects, whether for employees or consumers. We have four GuardedID® products, (i) a standard version which protects browser data entry only, (ii) a premium version which protects almost all the applications running under Microsoft Windows on the desktop, including Microsoft Office Suite and almost all applications running on the desktop, (iii) an Enterprise version which, in addition, provides the Enterprise administrative rights and the use of Microsoft’s Enterprise tools for the product’s deployment, and (iv) an Apple version for all the latest MAC operating systems and for the browsers and entire desktop.  Our MobileTrust® mobile product will be priced for the consumer through the appropriate mobile phone stores, as well as direct, distribution and OEM sales for higher volume enterprises, including volume discounts to the degree allowed by the telecommunications providers. Our GuardedID® Mobile SDK (software development kit) went to the open market in the second quarter of 2016.  We anticipate, but cannot guarantee, steadily increasing revenues from this product offering.

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

2. The addition of resellers, agents & distributors (our strategic sales channel) who distribute and resell our products and services to enterprise and commercial customers globally (technology and software product distributors, systems integrators, managed service companies, other security technology and software vendors, telecom companies, cyber security related product companies, etc.). Presently, our most active channel partner is ACS.

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

5. Internet sites and retail stores, such as Target, Office Depot, Amazon, and HSN (US), that sell GuardedID® and MobileTrust®, to consumers and small enterprises online and in the stores.

6. Technology and other providers and resellers, agents and distributors interested in purchasing and or selling our new MobileTrust® cyber solution for all mobile devices, initially for all Apple and Android devices.

7. Outside Independent consultants selling our products for commission only, focusing on the healthcare, legal, travel and consumer markets.

Intellectual Property

Starting in 2016, we worked with one patent attorney firm to aggressively enforce our patent rights. As of March 1, 2019, we no longer retain that particular firm (Ropes & Gray LLP) and we are currently searching for a new firm that will pick up their pending enforcement cases.

We successfully settled our first major patent lawsuit in January 2016.

Our patent attorneys filed our fourth “, fifth and sixth Out of Band” continuation patents. We currently have three patents granted to us for Out-of-Band ProtectID® (Patent Nos.: 7,870,599, 8,484,698 and 8,713,701). In March 2013, our patent attorneys submitted a new “Methods and Apparatus for securing user input in a mobile device” Patent, which is no longer being pursued because of our inability of moving it forward. MobileTrust® is also covered by our GuardedID® patents. We cannot provide assurances that the latter patents will be granted in fiscal 2019 or 2020.

We plan to continue our strategy to aggressively enforce the patent rights relating to our granted Keystroke Encryption patents that help protect our GuardedID® and MobileTrust® products. We were granted three related keystroke encryption patents for which we received the most recent patent on March 3, 2015 (Patent Nos.: 8,566,608, 8,732,483 and 8,973,107).

We have four trademarks that have been approved and registered: ProtectID®, GuardedID®, MobileTrust® and CryptoColor®. Also, BlockSafe Technologies, Inc. has one registered trademark: CyberDefender®. A portion of our software is licensed from third parties and the remainder is developed by our own team of developers while leveraging some external consultant expertise as necessitated. We rely upon confidentiality agreements signed by our employees, consultants, and third parties to protect the intellectual property rights.

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

Business Strategy

Our primary strategy throughout 2019 and into 2020 is to focus on the growth and support of our channel partners, including distributors, resellers and original equipment manufacturers (OEMs) (subject to the impairments caused by COVID-19). Our internal sales team targets potential direct sales in industries that management believes provides the greatest potential for short term sales. These include small to medium sized financial institutions, government agencies, e-commerce, healthcare, legal and enterprise businesses. We are also executing agreements with strategic resellers and distributors for marketing, selling and supporting our products internationally. We primarily work with distributors, resellers and agents to generate the bulk of our sales internationally, realizing that this strategy takes longer to nurture, however it is progressing well. We are starting to realize positive results, however slowly, with our sales channel and anticipate, but cannot guarantee, a successful fiscal 2020, through the sales channel and from our new mobile and GuardedID® MAC products with a concentration of sales already contracted. There can be no assurances, however, that we will succeed in implementing our sales strategy. Although management believes that there is an increasingly strong market for our products as the need for cyber security solutions increases globally, we have not generated substantial revenue from the sale of our products and there is no assurance we can secure a market sufficient to permit us to achieve profitability in fiscal 2020 (subject to the impairments caused by COVID-19).

Most of the costs that we incur are related to salaries, professional fees, marketing, sales and research & design. We increased our support and technology staff in 2018. Our operations presently require funding of approximately $150,000 per month. We expect that our monthly cash usage for operations will increase slightly due to contracted and anticipated increased volumes and adding some targeted channel marketing programs. We anticipate that the areas in which we will experience the greatest increase in operating expenses is in marketing, selling, product support, product research and new technology development in the growing cyber security market. We are committed to maintaining our current level of operating costs until we reach the level of revenues needed to absorb any potential increase in costs.

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

Employees

As of fiscal year end December 31, 2019, we had 9 employees and our relations with employees are good.

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

We have yet to establish any history of profitable operations.  For the year ended December 31, 2019, we incurred net loss of $3,749,660 and at December 31, 2019, we had a stockholders’ deficit of $15,464,183.  These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued.  As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2019 with respect to this uncertainty.  This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities and future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.

At December 31, 2019, we had cash on hand in the amount of $74,868.  Subsequent to December 31, 2019, the Company issued three unsecured promissory notes for proceeds of $216,851, six unsecured convertible promissory notes for proceeds of $472,000 and received one SBA Paycheck Protection assistance loan for $313,212.  Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan.  Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash and proceeds relating to our patent lawsuits to operate our business. Currently, management is attempting to increase revenues and improve gross margins by a revised sales strategy. We are redirecting our sales focus from direct sales to domestic and international sales channel, where we are primarily selling through a channel of Distributors, Value Added Resellers, Strategic Partners and Original Equipment Manufacturers. While we believe in the viability of our strategy to increase revenues and in our ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to continually increase our customer base and realize increased revenues from recently signed contracts.  No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in the case of equity financing.

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

WE HAVE IDENTIFIED MATERIAL WEAKNESSES IN OUR DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROL OVER FINANCIAL REPORTING.

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As discussed in Item 9A – “Controls and Procedures” of this Form 10-K, we have evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of December 31, 2019.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses we identified are (1) We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the year ended December 31, 2019.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness; (2) Our board of directors has no independent director or member with financial expertise which causes ineffective oversight of our external financial reporting and internal control over financial reporting; (3) We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

The Company is committed to remediating its material weaknesses as promptly as possible. Implementation of the Company’s remediation plans has commenced and is being overseen by the board. However, there can be no assurance as to when these material weaknesses will be remediated or that additional material weaknesses will not arise in the future. Even effective internal control can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. Any failure to remediate the material weaknesses, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements, which in turn could have a material adverse effect on our financial condition and the trading price of our common stock and we could fail to meet our financial reporting obligations. We have identified weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

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

COVID-19.

We cannot, at this point, determine the extent to which COVID-19 outbreak will impact business or the economy as both are highly uncertain and cannot be predicted.

THE OUTBREAK  OF THE CORONAVIRUS MAY NEGATIVELY IMPACT SOURCING AND MANUFACTURING OF THE PRODUCTS THAT WE SELL AS WELL AS CONSUMER SPENDING, WHICH COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The significant outbreak of COVID-19 has resulted in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and could adversely affect our business, results of operations and financial condition.

In addition, we applied for funding pursuant to the Small Business Administration program.  The Paycheck Protection Program provides forgivable funding for payroll and related costs as well as some non-payroll costs.  We applied for funding and, to date, have received (on April 17, 2020) funding in the amount of $313,212.  No assurances can be provided as to the adequacy of the funds received for ongoing operations in 2020 or if additional funding will be subsequently available.

THE OUTBREAK  OF THE COVID-19 MAY ADVERSELY AFFECT OUR CUSTOMERS.

Further, such risks as described above could also adversely affect our customers' financial condition, resulting in reduced spending for the merchandise we sell. Risks related to an epidemic, pandemic or other health crisis, such as COVID-19, could also lead to the complete or partial closure of one or more of our facilities or operations of our sourcing partners. The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. These and other potential impacts of an epidemic, pandemic or other health crisis, such as COVID-19, could therefore materially and adversely affect our business, financial condition and results of operations.

THE OUTBREAK OF COVID-19 HAS RESULTED IN A WIDESPREAD HEALTH CRISIS THAT COULD ADVERSELY AFFECT THE ECONOMIES AND FINANCIAL MARKETS WORLDWIDE, AND COULD EXPONENTIALLY INCREASE THE RISK FACTORS DESCRIBED IN OUR PRIOR FILINGS.

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

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, has adversely affected workforces, customers, economies, and financial markets globally.  It has also disrupted the normal operations of many businesses. This outbreak could decrease spending, adversely affect demand for our products, and harm our business and results of operations.  It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business or results of operations, financial condition, or liquidity at this time.

ITEM 1B. UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we have not received written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 within the last 180 days before the end of our last fiscal year.

ITEM 2. PROPERTIES

We operate from leased offices located at 1090 King Georges Post Road, Suite #603, Edison, New Jersey 08837. We do not hold any material investments in other real or personal property other than office equipment. We paid a monthly base rent of $4,409 from February 2019 thru January 2020. We will pay a monthly base rent of $4,542 from February 2020 through January 2021, $4,678 from February 2021 thru January 2022, $4,818 from February 2022 thru January 2023 and $4,963 from February 2023 thru January 2024.

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

On December 4, 2017, StrikeForce Technologies, Inc. v. Trustwave Holdings, Inc., Civil Action No. 2:16-cv-03573-JMV-MF which was pending in the United States District Court for the District of New Jersey, was settled. Trustwave’s infringing sales were made as an OEM of Duo Security Inc. We agreed to dismiss our claims against Trustwave because they were essentially duplicative of our claims against Duo Security Incorporated pursuant to StrikeForce Technologies, Inc. v. Duo Security Incorporated, Civil Action No. 2:16-cv-03571.

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

Quarter Ended:	Low:	High:
March 31, 2018	$0.0130	$0.0157
June 30, 2018	$0.0158	$0.0169
September 30, 2018	$0.0175	$0.0195
December 31, 2018	$0.0139	$0.0149
March 31, 2019	$0.0031	$0.0199
June 30, 2019	$0.0019	$0.0060
September 30, 2019	$0.0016	$0.0036
December 31, 2019	$0.0013	$0.0100

The closing bid price for our shares of common stock on April 26, 2020 was $0.0007.

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

(B) HOLDERS

As of April 26, 2020, there were approximately 464 holders of the common stock on record with our transfer agent.

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

(D) RECENT ISSUANCES OF UNREGISTERED SECURITIES

In October 2019, a convertible note holder converted $45,000 of principal and $3,624 of accrued interest into 52,396,131 shares of common stock at a conversion price of $0.000928 per share.

In November 2019, a convertible note holder converted $70,000 of principal and $5,928 of accrued interest into 87,628,869 shares of common stock at conversion prices ranging from $0.000812 to $0.000986 per share.

In December 2019, a convertible note holder converted $45,000 of principal and $4,125 of accrued interest into 46,509,094 shares of common stock at conversion prices ranging from $0.000812 to $0.001508 per share.

In December 2019, we issued a total of 7,500 shares of restricted common stock, valued at $22, relating to a December 2009 retainer agreement with our SEC attorney.

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

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K

Our MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of our business conditions, results of operations, liquidity and capital resources and contractual obligations. We did not have any off balance sheet arrangements as of December 31, 2018 or 2019.

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

Results of Operations

FOR THE YEAR ENDED DECEMBER 31, 2019 COMPARED TO THE YEAR ENDED DECEMBER 31, 2018

Revenues for the year ended December 31, 2019 were $768,209 compared to $233,878 for the year ended December 31, 2018, an increase of $534,331 or 229%.  The increase in revenues was primarily due to the increase in the sales of our security products. Revenues are derived from software, keyfobs and services.

Cost of revenues for the year ended December 31, 2019 was $10,543 compared to $14,086 for the year ended December 31, 2018, a decrease of $3,543, or 25.2%. The decrease resulted from the decrease in third party fees related to our revenues. Cost of revenues as a percentage of total revenues for the year ended December 31, 2019 was 1.4% compared to 6.0% for the year ended December 31, 2018.

Research and development expenses for the year ended December 31, 2019 were $520,558 compared to $511,327 for the year ended December 31, 2018, an increase of $9,231, or 1.8%. The increase in research and development expenses was due to an increase in the personnel costs related to research and development. The salaries, benefits and overhead costs of personnel conducting research and development of our software products primarily comprises our research and development expenses.

Compensation, professional fees, and selling, general and administrative (collectively, “SGA”) expenses for the year ended December 31, 2019 were $1,838,257 compared to $2,109,100 for the year ended December 31, 2018, a decrease of $270,843 or 12.8%. The decrease was due primarily to a decrease in non-cash stock compensation expense for the issuance of stock options to employees in 2019.  SG&A expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock options to employees and other general corporate expenses.

For the year ended December 31, 2019, other expense was ($2,148,511) as compared to other expense of ($1,436,614) for the year ended December 31, 2018, representing an increase in other expense of $711,897, or 50.0%. The increase was primarily due to an increase in private placement costs, an increase in debt discount amortization expenses and an increase in the loss on extinguishment of debt, offset by an increase in the gain recorded from the extinguishment of derivative liabilities.

Our net loss for the year ended December 31, 2019 was $3,749,660 compared to $3,837,249 for the year ended December 31, 2018, a decrease of $87,589, or 2.3%. The decrease was primarily due to the increase in revenues and decrease in non-cash stock compensation expense for the issuance of stock options to employees, offset by an increase in other expense.

The net loss attributable to the non-controlling interest in our subsidiary for the year ended December 31, 2019 was $221,675 compared to $555,740 for the year ended December 31, 2018. These results are due to the net loss recorded by our subsidiary, BlockSafe, which began operations in December 2017.

Liquidity and Capital Resources

Our total current assets at December 31, 2019 were $98,891, which included cash of $74,648, as compared with $111,339 in total current assets at December 31, 2018, which included cash of $86,160. Additionally, we had a current deficit in the amount of $15,381,798 at December 31, 2019 compared to a current deficit of $13,802,504 at December 31, 2018. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing.

We financed our operations during the year ended December 31, 2019 primarily from the issuance of convertible debentures of $985,000, the issuance of promissory notes of $315,100 and the proceeds from financing obligations of $122,500.

In addition, we applied for funding pursuant to the Small Business Administration program.  The Paycheck Protection Program provides forgivable funding for payroll and related costs as well as some non-payroll costs.  We applied for funding and, to date, have received (on April 17, 2020) funding in the amount of $313,212.  No assurances can be provided as to the adequacy of the funds received for ongoing operations in 2020 or if additional funding will be subsequently available.

Going Concern

We have yet to establish any history of profitable operations. For the year ended December 31, 2019, the Company incurred a net loss of $3,749,660 and used cash in operating activities of $1,384,034, and at December 31, 2019, the Company had a stockholders’ deficit of $15,464,183.  In addition, the Company is in default on notes payable and convertible notes payable in the aggregate amount of $3,551,924.  These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued.  In addition, the Company’s independent registered public accounting firm, in its report published on our December 31, 2019 year-end financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.  The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

In June 2019, an increase of the authorized shares of the Company’s common stock from five billion (5,000,000,000) to seven billion five hundred million (7,500,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to our Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in July 2019.

In October 2019, an increase of the authorized shares of the Company’s common stock from seven billion five hundred million (7,500,000,000) to twelve billion (12,000,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to our Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in November 2019.

In April 2020, an increase of the authorized shares of the Company’s common stock from twelve billion (12,000,000,000) to seventeen billion (17,000,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to our Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in April 2020.

Subsequent to the year ended December 31, 2019, on April 13, 2020, our Board of Directors and the holders of a majority of the voting power approved a resolution to effectuate a 500:1 Reverse Stock Split a resolution for a Reduction in Authorized from seventeen billion (17,000,000,000) Common Stock down to fourteen billion (14,000.000.000) Common Stock, $0.0001 par value, of the Company. The action is still pending as of the date of this filing.

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

Share-Based Payments

The Company issues stock options and warrants, shares of common stock, and equity interests as share-based compensation to employees and non-employees. The Company accounts for its share-based compensation to employees in accordance with FASB ASC 718, Compensation – Stock Compensation. Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period.

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

On January 1, 2019, the Company adopted ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.  ASU 2018-07 simplifies the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions are measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions.  The adoption of ASU 2018-07 did not have a material impact on the Company’s financial statements for the year ended December 31, 2019 or the previously reported financial statements.

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

Refer to Note 1 in the accompanying consolidated financial statements.

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

StrikeForce Technologies, Inc.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of

StrikeForce Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of StrikeForce Technologies, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, during the year ended December 31, 2019, the Company incurred a net loss and utilized cash in operations, and at December 31, 2019, had a stockholders' deficit.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Weinberg & Company, P.A.

Los Angeles, California

May 1, 2020

STRIKEFORCE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS
Current Assets:
Cash	$74,648	$86,160
Accounts receivable, net	19,686	20,649
Prepaid expenses	4,557	4,530

Total current assets	98,891	111,339

Property and equipment, net	5,448	9,259
Operating lease right-of-use asset	205,970	-
Other assets	16,376	18,430

Total Assets	$326,685	$139,028

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,115,995	$945,669
Convertible notes payable (net of discount of $422,705 and $521,763, respectively; $1,438,100 in default at December 31, 2019 and 2018)	1,860,395	1,611,337
Convertible notes payable - related parties	355,500	355,500
Notes payable (net of discount of $0 and $195,653, respectively; $2,113,824 and $1,638,824 in default at December 31, 2019 and 2018, respectively)	2,237,484	2,218,670
Notes payable - related parties	742,513	742,513
Accrued interest (including $1,396,296 and $1,267,749 due to related parties, respectively)	4,842,215	4,428,439
Contingent payment obligation	1,500,000	1,500,000
Financing obligation	1,263,200	825,500
Operating lease liability, current portion	46,952	-
Derivative liabilities	1,516,435	1,313,904

Total current liabilities	15,480,689	13,941,532

Notes payable, long term portion	147,890	-
Operating lease liability, long term portion	162,289	-

Total Liabilities	15,790,868	13,941,532

Commitments and Contingencies

Stockholders' Deficit

Series A Preferred stock, no par value; 100 shares authorized; 3 shares issued and outstanding	987,000	987,000
Series B Preferred stock par value $0.10: 100,000,000 shares authorized; 36,667 shares issued and outstanding	3,667	3,667
Preferred stock series not designated par value $0.10: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.0001: 12,000,000,000 shares authorized; 2,952,693,776 and 2,373,749,597 shares issued and outstanding, respectively	295,269	237,374
Additional paid-in capital	28,379,891	26,349,805
Accumulated deficit	(44,352,595)	(40,824,610)
Total StrikeForce Technologies, Inc. stockholders' deficit	(14,686,768)	(13,246,764)
Noncontrolling interest in consolidated subsidiary	(777,415)	(555,740)

Total Stockholders' Deficit	(15,464,183)	(13,802,504)

Total Liabilities and Stockholders' Deficit	$326,685	$139,028

See accompanying notes to the consolidated financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2019	December 31, 2018

Revenue	$768,209	$233,878

Operating expenses:
Cost of revenue	10,543	14,086
Compensation	757,720	651,934
Professional fees	576,642	681,584
Selling, general and administrative expenses	503,895	775,582
Research and development	520,558	511,327

Total operating expenses	2,369,358	2,634,513

Loss from operations	(1,601,149)	(2,400,635)

Other income (expense):
Interest expense (including $128,547 and $121,808 of interest expense to related parties, respectively)	(505,032)	(443,678)
Debt discount amortization	(1,047,066)	(873,334)
Private placement costs	(802,722)	(206,226)
Change in fair value of derivative liabilities	311,197	145,830
Extinguishment of derivative liabilities	1,213,790	279,687
Loss on extinguishment of debt	(1,347,804)	(337,634)
Other income (expense)	30,648	241

Other income (expense), net	(2,146,989)	(1,435,114)

Loss before income taxes	(3,748,138)	(3,835,749)

Income tax expense	(1,522)	(1,500)

Net loss	(3,749,660)	(3,837,249)
Net loss attributable to noncontrolling interest	221,675	555,740

Net loss attributable to StrikeForce Technologies, Inc.	$(3,527,985)	$(3,281,509)

Net loss per common share
-Basic and diluted	$-	$-

Weighted average common shares outstanding
-Basic and diluted	2,607,705,387	2,345,114,283

See accompanying notes to the consolidated financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2019

	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at December 31, 2017	3	$987,000	70,001	$7,000	2,335,843,241	$233,584	$25,522,331	$(37,543,101)	$-	$(10,793,186)

Fair value of common stock issued for services	-	-	-	-	30,000	3	454	-	-	457

Fair value of vested options	-	-	-	-	-	-	357,116	-	-	357,116
										-
Common stock issued upon conversion of notes and interest	-	-	-	-	29,542,856	2,954	467,404	-	-	470,358

Common stock issued upon conversion of Series B preferred stock	-	-	(33,334)	(3,333)	8,333,500	833	2,500	-		-
										-
Net loss	-	-	-	-	-	-	-	(3,281,509)	(555,740)	(3,837,249)

Balance at December 31, 2018	3	987,000	36,667	3,667	2,373,749,597	237,374	26,349,805	(40,824,610)	(555,740)	(13,802,504)

Fair value of common stock issued for services	-	-	-	-	30,000	3	131	-	-	134

Fair value of vested options	-	-	-	-	-	-	20,870	-	-	20,870

Fair value of warrants issued with convertible notes	-	-	-	-	-	-	60,205	-	-	60,205

Common stock issued upon conversion of notes and interest	-	-	-	-	578,914,179	57,892	1,948,880	-	-	2,006,772

Net loss	-	-	-	-	-	-	-	(3,527,985)	(221,675)	(3,749,660)

Balance at December 31, 2019	3	$987,000	36,667	$3,667	2,952,693,776	$295,269	$28,379,891	$(44,352,595)	$(777,415)	$(15,464,183)

See accompanying notes to the consolidated financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31, 2019	December 31, 2018

Cash flows from operating activities:
Net loss	$(3,749,660)	$(3,837,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,397	6,750
Amortization of discount on notes payable	1,047,066	873,333
Amortization of right-of-use asset	46,835	-
Fair value of common stock issued for services	134	456
Fair value of vested options	20,870	357,116
Change in fair value of derivative liabilities	(311,197)	(145,830)
Private placement costs	802,722	206,226
Loss on extinguishment of debt	1,347,804	337,634
Extinguishment of derivative liabilities	(1,213,790)	(279,687)
Changes in operating assets and liabilities:
Accounts receivable	963	26,805
Prepaid expenses	(26)	4,568
Accounts payable and accrued expenses	170,326	(11,771)
Accrued interest	490,086	438,104
Operating lease liabilities	(43,564)	-
Net cash used in operating activities	(1,384,034)	(2,023,545)

Cash flows from investing activities:
Purchases of property and equipment	(1,528)	(6,279)

Cash flows from financing activities:
Proceeds from convertible note payable	985,000	910,000
Proceeds from notes payable	315,100	775,500
Repayment of notes payable	(48,550)	(75,000)
Proceeds from finance obligation	122,500	50,000

Net cash provided by financing activities	1,374,050	1,660,500

Net increase (decrease) in cash	(11,512)	(369,324)

Cash at beginning of the year	86,160	455,484

Cash at end of the year	$74,648	$86,160

Supplemental disclosure of cash flow information:
Interest paid	$-	$5,000
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing transactions
Fair value of derivative upon issuance of convertible debt recorded as debt discount	$985,000	$910,000
Fair value of financing obligation recorded as debt discount	$-	$775,500
Right-of-use assets obtained in exchange for operating lease obligations	$252,805	$-
Common stock issued for conversion of notes and accrued interest	$2,006,772	$470,358
Convertible note and accrued interest exchanged for common stock, net of discount	$658,968	$132,724
Notes payable and accrued interest exchanged for financing obligation	$315,200	$-
Fair value of warrants issued with convertible notes	$60,205	$-

See accompanying notes to the consolidated financial statements.

StrikeForce Technologies, Inc.

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

Note 1 - Organization and Summary of Significant Accounting Policies

StrikeForce Technologies, Inc. (the “Company”) is a software development and services company that offers a suite of integrated computer network security products using proprietary technology.  The Company’s operations are based in Edison, New Jersey.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, for the year ended December 31, 2019, the Company incurred a net loss of $3,749,660 and used cash in operating activities of $1,384,034, and at December 31, 2019, the Company had a stockholders’ deficit of $15,464,183.  Also, at December 31, 2019, the Company is in default on notes payable and convertible notes payable in the aggregate amount of $3,551,924. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2019, the Company had cash on hand in the amount of $74,648.  Subsequent to December 31, 2019, the Company issued three unsecured promissory notes for proceeds of $216,851, six unsecured convertible promissory notes for proceeds of $472,000 and received one SBA Paycheck Protection assistance loan for $313,212.  Management estimates that the current funds on hand will be sufficient to continue operations through the next six months.  The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan.  Currently, management is attempting to increase revenues by selling through a channel of distributors, value added resellers, strategic partners and original equipment manufacturers.  While the Company believes in the viability of its strategy to increase revenues, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to increase its customer base and realize increased revenues.  No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company.  Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its controlled subsidiary, BlockSafe Technologies, Inc. (“BlockSafe”).  BlockSafe is owned 49% by the Company and 31% by three executive officers of the Company, which combined represents an 80% controlling interest in BlockSafe.  Accordingly, BlockSafe is consolidated by the Company.  Intercompany balances and transactions have been eliminated in consolidation.  At December 31, 2019, noncontrolling interests represents 51% of BlockSafe that the Company does not directly own.

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

Cost of revenue includes direct costs and fees related to the sale of our products.

The following tables present our revenue disaggregated by major product and service lines:

	Year ended
	December 31, 2019	December 31, 2018
Software	$764,301	$229,206
Service	3,908	4,672
Total revenue	$768,209	$233,878

Accounts Receivable

Accounts receivable consist of trade amounts due from customers, and are recorded at invoiced amounts. The Company maintains an allowance for doubtful accounts receivable based upon our business customers' financial condition and payment history, and our historical collection experience and expected collectability of accounts receivable.  In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded.  At December 31, 2019 and 2018, the allowance for doubtful accounts was $20,417 and $31,004, respectively.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization.  Property and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets as follows:

Estimated Useful Life (Years)

Computer equipment	5
Computer software	3
Furniture and fixture	7
Office equipment	7

Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.  Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2019 and 2018, the Company did not recognize any impairment for its property and equipment.

Impairment of Long-lived Assets

The Company reviews its property and equipment, right-of-use assets, and other long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  For the years ended December 31, 2019 and 2018, the Company had no impairment of long-lived assets.

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

As of December 31, 2019 and 2018, the Company’s balance sheet includes Level 2 liabilities comprised of the fair value of embedded derivative liabilities of $1,516,435 and $1,313,904, respectively (see Note 9).  The following table sets forth a summary of the changes in the estimated fair value of our embedded derivative during the years ended December 31, 2019 and 2018:

	Year ended December 31, 2019	Year ended December 31, 2018
Fair value at beginning of year	$1,313,904	$623,195
Recognition of derivative liabilities upon initial valuation	1,727,518	824,566
Extinguishment of derivative liabilities	(1,213,790)	(279,687)
Net change in the fair value of derivative liabilities	(311,197)	145,830
Fair value at end of year	$1,516,435	$1,313,904

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations.  The Company evaluates embedded conversion features within its convertible debt to determine whether the embedded conversion features should be bifurcated from the host instrument and accounted for as a derivative.  The fair value of the embedded derivatives are determined using Monte Carlo simulation method at inception and on subsequent valuation dates.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

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

On January 1, 2019, the Company adopted ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.  ASU 2018-07 simplifies the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions are measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions.  The adoption of ASU 2018-07 did not have a material impact on the Company’s financial statements for the year ended December 31, 2019 or the previously reported financial statements.

Loss per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding, plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued using the treasury stock method.  Diluted loss per share excludes all potential common shares if their effect is anti-dilutive. The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive:

	Year ended
	December 31, 2019	December 31, 2018
Options to purchase common stock	316,500,001	259,000,002
Warrants to purchase common stock	50,287,356	-
Convertible notes	777,433,216	78,318,710
Convertible Series B Preferred stock	15,773,958	3,481,149
Total	1,159,994,531	340,799,861

Advertising, Sales and Marketing Costs

Advertising, sales and marketing costs are expensed as incurred and are included in sales and marketing expenses.  For the years ended December 31, 2019 and 2018, advertising, sales and marketing expenses were $8,352 and $13,496, respectively.

Research and Development Costs

Costs incurred for research and development are expensed as incurred. The salaries, benefits, and overhead costs of personnel conducting research and development of the Company’s software products comprise research and development expenses. Purchased materials that do not have an alternative future use are also expensed.

Concentrations

For the year ended December 31, 2019, sales to three customers comprised 58%, 21% and 14% of revenues, respectively.  For the year ended December 31, 2018, sales to two customers comprised 65% and 24% of revenues, respectively.  At December 31, 2019, three customers comprised 43%, 29% and 12% of accounts receivable, respectively.  At December 31, 2018, two customers comprised 49% and 33% of accounts receivable, respectively.

The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.  At December 31, 2019, the Company did not have cash deposits that exceeded the federally insured limit of $250,000 per account.  The Company believes that no significant concentration of credit risk exists with respect to its cash balances because of its assessment of the creditworthiness and financial viability of the financial institution.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments ("ASC 326"). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for interim and annual reporting periods beginning after December 15, 2022. The Company is currently assessing the impact of adopting this standard on the Company’s financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 2 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	December 31, 2019	December 31, 2018

Computer equipment	$81,666	$81,666
Computer software	43,318	41,786
Furniture and fixtures	10,157	10,157
Office equipment	16,511	16,511
	151,652	150,120
Less accumulated depreciation	(146,204)	(140,861)
	$5,448	$9,259

Depreciation expense for the years ended December 31, 2019 and 2018 was $5,342 and $4,695, respectively.

Note 3 - Convertible Notes Payable

Convertible notes payable consisted of the following:

	December 31, 2019	December 31, 2018
Secured
(a) Convertible notes due to DART/Citco, in default	$542,588	$542,588

Unsecured
(b) Convertible notes with fixed conversion features, in default	895,512	895,512
(c) Convertible notes with adjustable conversion features	845,000	695,000
Total convertible notes principal outstanding	2,283,100	2,133,100
Debt discount	(422,705)	(521,763)
Convertible notes, net of discount	$1,860,395	$1,611,337

(a)

At December 31, 2019 and 2018, $542,588 of notes payables are due to DART/Citco Global. The notes are convertible into shares of the Company’s common stock based on adjustable conversion prices, are secured by all of the Company’s assets, were due in 2010, and are currently in default. Beginning in 2009, the note holder agreed to the forbearance of any further interest on the notes payable to DART/Citco Global.

(b)

At December 31, 2019 and 2018, convertible notes payable with fixed conversion features (“fixed convertible notes”) consisted of 13 unsecured convertible notes convertible at a fixed amount into 13 shares of the Company’s common stock, at fixed conversion prices ranging from $1,950,000 to $9,750,000,000 per share, as defined in the agreements and adjusted for applicable reverse stock splits. The notes are unsecured, bear interest at 8% to 18% per annum, were due on various dates from March 2008 to March 2015, and are currently in default. At December 31, 2018, the balance of the accrued interest on the fixed convertible notes was $1,079,764. During the year ended December 31, 2019, interest of $75,132 was accrued. At December 31, 2019, the balance of accrued interest on the fixed convertible notes was $1,154,896.

(c)

At December 31, 2018, there were $695,000 of convertible notes with adjustable conversion features outstanding. During the year ended December 31, 2019, convertible notes for $985,000 were issued (see below), and convertible notes for $835,000 were converted into shares of the Company’s common stock. At December 31, 2019, the balance of the convertible notes with adjustable conversion features was $845,000.

During the year ended December 31, 2019, the Company issued fourteen convertible notes payable with adjustable conversion features to three lenders for aggregate proceeds of $985,000, bearing interest at 8% to 10% per annum, unsecured, and maturing between January 2020 and November 2020. At the option of the holder, the notes are convertible into shares of common stock of the Company at a price per share discount of 58% to 62% of the market price of the Company’s common stock, as defined, for 15 to 25 days preceding a conversion notice. As a result, the Company determined that the conversion options of the convertible notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance. The Company determined that upon issuance of the convertible notes during 2019, the initial fair value of the embedded conversion feature totaled $1,727,517 (see Note 9), of which $924,795 was recorded as debt discount, and the remainder of $802,722 was recorded as private placement costs. In addition, two of the convertible notes issued in 2019, that aggregated $150,000, were issued with warrants to purchase 50,287,356 shares of the Company’s common stock at prices ranging from $0.0015 to $0.0058 per share (See Note 11). The Company calculated the relative fair value of the warrants was $60,205 using a Black Scholes option-pricing model (see Note 11), which was recorded as debt discount.

During the year ended December 31, 2019, one lender elected to convert seven notes totaling $835,000 plus interest of $56,613 (total of $891,613) into 578,914,179 shares of the Company’s common stock at conversion prices ranging from $0.00081 to $0.0087 per share.  On the dates of conversion, the closing price of the Company’s common stock ranged from $0.0018 to $0.0178 per share, or total fair value of shares of $2,006,772.  The Company followed the general extinguishment model to record the settlement of the debt.  The debt and accrued interest totaled $891,613, the related unamortized discount totaled ($232,645), and the shares issued were measured at their fair value of $2,006,772.  The difference of $1,347,804 was recorded as loss on extinguishment of debt.  In addition, the bifurcated conversion option derivatives, after a final mark-up to $1,213,790, were removed and recorded as a gain on extinguishment of derivative liabilities.

At December 31, 2018, the balance of unamortized discount on convertible notes with adjustable conversion features was $521,763.  During the year ended December 31, 2019, debt discount of $985,000 was recorded, debt discount amortization of $851,413 was recorded, and $232,645 of debt discount was removed related to debt that was converted.  At December 31, 2019, the balance of the unamortized discount was $422,705.

At December 31, 2019 and 2018, accrued interest due for all convertible notes was $1,192,021 and $1,099,005, respectively, and is included in accrued interest in the accompanying balance sheets.  Interest expense for all convertible notes payable for the years ended December 31, 2019 and 2018 was $149,628 and $106,848, respectively.

Note 4 - Convertible Notes Payable – Related Parties

At December 31, 2019 and December 31, 2018, convertible notes payable - related parties consist of 12 convertible notes payable in the aggregate of $355,500.  The notes are unsecured and are due December 31, 2020.  Six notes totaling $268,000 are payable to the Company’s Chief Executive Officer, at a compounded interest rate of 8% per annum; two notes totaling $57,000 are payable to the Company’s VP of Technology, interest at prime plus 2% and prime plus 4% per annum; and four notes totaling $30,000 are payable to the spouse of the Company’s Chief Technology Officer at a compounded interest rate of 8% per annum.  $33,000 of the notes are convertible at a fixed conversion price of $7,312,500 per share and $322,500 of the notes are convertible at a fixed conversion price of $9,750,000,000 per share, as defined in the note agreements and adjusted for applicable reverse stock splits.

At December 31, 2018, accrued interest due for the convertible notes – related parties was $563,805.  During the year ended December 31, 2019, interest of $72,467 was accrued.  At December 31, 2019, accrued interest due for the convertible notes – related parties was $636,272.

Note 5 - Notes Payable

Notes payable consisted of the following:

	December 31, 2019	December 31, 2018
Unsecured-in default
(a) Promissory notes-in default	$413,824	$413,824
(b) Promissory notes – StrikeForce Investor Group-in default	1,225,000	1,225,000
(c) Promissory notes issued by BlockSafe ($475,000 and zero in default at December 31, 2019 and 2018, respectively)	475,000	775,500

Secured
(d) Notes payable	271,550	-
Total notes payable principal outstanding	2,385,374	2,414,324
Debt discount	-	(195,654)
Notes payable, net of discount	2,385,374	2,218,670
Less current portion of notes payable	2,237,484	2,218,670
Long term notes payable	$147,890	$-

(a)

Notes payable, with interest from 8% to 14% per annum, due on various dates from December 2011 to July 2017 and are currently in default. At December 31, 2018, the balance of the accrued interest on the notes payable-various was $505,454. During the year ended December 31, 2019, $45,556 of interest was accrued. At December 31, 2019, accrued interest on the notes payable was $551,009.

(b)

Notes payable to StrikeForce Investor Group (SIG), made up of various investors with unsecured notes, interest at 10% per annum, originally due in 2011, and currently in default. At December 31, 2018, the balance of the accrued interest on the notes payable-SIG was $1,509,844. During the year ended December 31, 2019, $122,500 of interest was accrued. At December 31, 2019, accrued interest on the notes payable-SIG was $1,632,344.

(c)

At December 31, 2018, the Company’s consolidated subsidiary BlockSafe (see Note 1) had $775,500 of outstanding unsecured promissory notes, bearing interest at 8% per annum, and maturing through September 2019. During the year ended December 31, 2019, $5,000 of the unsecured promissory notes were paid, and note holders agreed to exchange $295,500 of principal into a financing obligation (see Note 7). At December 31, 2019, the balance of the unsecured promissory notes was $475,000, and the notes are currently in default.

At December 31, 2018, the balance of the unamortized discount on the unsecured promissory notes was $195,653. During the year ended December 31, 2019, debt discount amortization of $195,653 was recorded and at December 31, 2019, the balance of the discount was zero.

At December 31, 2018, the balance of the accrued interest on the unsecured promissory notes was $46,387.  During the year ended December 31, 2019, $43,856 of interest was accrued and $19,700 of accrued interest was converted into a financing obligation (See Note 7).  At December 31, 2019, accrued interest on the unsecured promissory notes was $70,543.

(d)

During the year ended December 31, 2019, the Company entered into four note payable agreements aggregating $315,500, bearing interest from 31.8% to 148% per annum, each agreement secured by substantially all of the assets of the Company, and maturing between March 2020 and April 2021. During the year December 31, 2019, the Company made principal payments of $43,550, and at December 31, 2019, the outstanding balance of the secured note agreements was $271,550. During the year ended December 31, 2019, $14,944 of interest was accrued and paid on the secured note agreements. Two notes with balances of approximately $44,000 each were due on March 28, 2020, and April 2, 2020, and were not paid when due. The Company and lenders are in negotiations to extend the due date of the loans.

At December 31, 2019 and 2018, accrued interest due for all notes payable above was $2,253,898 and $2,061,686, respectively, and is included in accrued interest in the accompanying balance sheets.  Interest expense for notes payable for the year ended December 31, 2019 and 2018 was $192,212 and $214,447, respectively.

Note 6 - Notes Payable – Related Parties

Notes payable-related parties notes represent eighteen unsecured notes payable to the Company’s Chief Executive Officer ranging in interest rates of 0% per annum to 10% per annum. The notes are unsecured and have extended due dates of December 31, 2020. At December 31, 2019 and 2018, the balance due under these notes was $742,513.

At December 31, 2018, accrued interest due for the notes was $703,944.  During the year ended December 31, 2019, interest of $56,080 was accrued. At December 31, 2019, accrued interest due for the notes was $760,024.

Note 7 – Financing Obligation

In 2018, the Company’s consolidated subsidiary BlockSafe issued promissory notes to nineteen unrelated parties aggregating $775,500 (see Note 5).  As part of each promissory note agreement BlockSafe agreed to pay a financing obligation to the note holders equal to the note principal in tokens, as defined, to be issued by BlockSafe.  In addition, in December 2018, BlockSafe agreed to issue tokens to an unrelated party for receipt of $50,000.  At December 31, 2018, the total of the financing obligation for BlockSafe was $825,500.   During the year ended December 31, 2019, BlockSafe agreed to issue tokens to four unrelated parties for receipt of $122,500.  In addition, holders of unsecured promissory notes issued by BlockSafe agreed to exchange $295,500 principal and $19,700 of accrued interest into the financing obligation to be paid by tokens to be issued by BlockSafe.  At December 31, 2019, the total of the financing obligation for BlockSafe totaled $1,263,200.  At December 31, 2019 and through the date of filing, BlockSafe has not developed or issued any tokens and there is no assurance as to whether, or at what amount, or on what terms, tokens will be available to be issued, if ever.  At December 31, 2019, as the tokens do not exist yet, and any amounts received for tokens are not considered equity, management determined that 100% of the obligation of $1,263,200 is probable of being a liability to be settled by BlockSafe, through the issuance of tokens, or through other means if tokens are never issued.  Accordingly, at December 31, 2019, a financing obligation of $1,263,200 has been recorded.

Note 8 – Contingent Payment Obligation

On September 6, 2017, the Company entered into a litigation funding agreement with Therium Inc. (subsequently Therium Luxembourg) and VGL Capital, LLC (collectively the “Funders”).  Under the agreement, the Company received $1,500,000 from the Funders to allow the Company to pursue patent enforcement actions against infringements of its patents (see Note 14).  In exchange, the Funders are entitled to receive, after the payment of legal fees, the first $1,500,000 from the gross proceeds of any claims awarded, 10% of any additional claim proceeds until the Funders have received an additional $7,500,000, and 2.5% of any claim proceeds thereafter.   The Funders shall be paid only in the event that the Company achieves recoveries of claim proceeds.  At December 31, 2019 and 2018, the Company has reflected the $1,500,000 received from the Funders as a contingent payment obligation to be paid only if claim proceeds are recovered.

Note 9 – Derivative Financial Instruments

At December 31, 2019, the Company had convertible promissory notes outstanding that are convertible into shares of common stock of the Company at the option of the holders at price per share discounts ranging from 20% to 62% of the Company’s common stock market price, as defined in the note agreements.  As the ultimate determination of shares to be issued upon conversion of these notes could exceed the current number of available authorized shares, the Company determined that the conversion features of the convertible notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities.  Accordingly, the conversion features of the notes were separated from the host contracts (i.e. the notes) and characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At December 31, 2018, the balance of the derivative liabilities was $1,313,904.  During the year ended December 31, 2019, the Company recorded additions of $1,727,518 related to the conversion features of notes issued during the period (see Note 3), and an decrease in fair value of derivatives of $311,197.  In addition, the Company recorded a decrease in derivative liability of $1,213,790 related to derivative liabilities that were extinguished.  At December 31, 2019, the balance of the derivative liabilities was $1,516,435.

At December 31, 2019, the fair value of the Company’s embedded derivatives were estimated using the Monte Carlo simulation model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the conversion features, and future dividends.    The fair value of the embedded derivative was determined using the following assumptions:

	December 31, 2019	January 2019 to December 2019 (dates of inception)	December 31, 2018
Conversion feature:
Risk-free interest rate	1.59%	0.18%-1.60%	0.25%
Expected volatility	145%-155%	118%-191%	129%
Expected life (in years)	0.25 to 1 year	1 year	1 year
Expected dividend yield	-	-	-

Fair Value:
Conversion feature	$1,516,435	$1,727,518	$1,313,904

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

Note 10 - Operating Lease

In January 2019, the Company entered into a noncancelable operating lease for its headquarters office requiring payments of $4,409 per month, payments increasing 3% each year, and ending on January 31, 2024.  At December 31, 2019, the remaining lease term was 4.08 years. The Company does not have any other leases.

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments.  The operating lease ROU asset includes any lease payments made and excludes lease incentives.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Year ended December 31, 2019
Lease Cost
Operating lease cost (included in general and administration in the Company’s statement of operations)	$56,185

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2019	$52,913
Weighted average remaining lease term – operating leases (in years)	4.1
Average discount rate – operating leases	4.0%

The supplemental balance sheet information related to leases for the period is as follows:

At December 31, 2019
Operating leases
Long-term right-of-use assets	205,970

Short-term operating lease liabilities	$46,953
Long-term operating lease liabilities	162,789
Total operating lease liabilities	$209,742

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
2020	$54,501
2021	56,136
2022	57,820
2023	63,611
2024	4,963
Total lease payments	237,031
Less: Imputed interest/present value discount	(27,290)
Present value of lease liabilities	$209,741

Lease expenses were $51,503 and $51,330 during the years ended December 31, 2019 and 2018, respectively.

Note 11 – Stockholders’ Deficit

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

At January 1, 2018, there were 70,001 shares of Series B Preferred Stock outstanding.  During the year ended December 31, 2018, 33,334 shares of Series B Preferred Stock were converted into 8,333,500 shares of the Company’s common stock (see below).  At December 31, 2018 and 2019, there were 36,667 shares of Series B Preferred Stock outstanding.

Common Stock

During the year ended December 31, 2019, the Company issued an aggregate of 578,944,179 shares of its common stock as follows:

•	The Company issued 30,000 shares of its common stock for services, valued at $134.

•

A convertible note holder converted $835,000 of principal and $56,610 of accrued interest into 578,914,179 shares of common stock at conversion prices ranging from $0.00081 to $0.0087 per share, with a total fair value of $2,006,773.

During the year ended December 31, 2018, the Company issued an aggregate of 37,906,356 shares of its common stock as follows:

•	The Company issued 30,000 shares of its common stock for services, valued at $456.

•	The Company issued 8,333,500 shares of its common stock in exchange for conversion of 33,334 shares of Series B Preferred Stock at a conversion price of $0.004 per share.

•

A convertible note holder converted $215,000 of principal and $12,475 of accrued interest into 29,542,856 shares of common stock at conversion prices ranging from $0.006554 to $0.01044 per share, with total fair value of $470,358.

Warrants

In November 2019, in connection with the issuance of two convertible notes that aggregated $150,000 (See Note 4), the Company issued warrants to purchase 50,287,356 shares of the Company's common stock.  The warrants were exercisable immediately, at exercise prices ranging from 0.0015 to 0.0058 per share, and expire in 5 years. The warrants are classified within stockholders’ deficit, and the proceeds were allocated between the convertible notes and warrants based on their relative fair value.  The fair value of the warrants was determined to be $60,205 using a Black‑Scholes option pricing model based on the following assumptions: (i) volatility rate of 145%, (ii) discount rate of 1.74%, (iii) zero expected dividend yield, and (iv) expected life of 5 years.  The fair value of the warrants was recorded as debt discount and additional paid-in-capital.

The table below summarizes the Company’s warrant activities for the years ended December 31, 2019 and 2018:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, January 1, 2018	-	$-	$-
Granted	-	-	-
Canceled/Expired	-	-	-
Exercised	-	-	-
Balance, January 1, 2019	-	-	-
Granted	50,287,356	0.0015-0.0058	$0.002237
Canceled/Expired	-	-	-
Exercised	-	-	-
Balance, December 31, 2019	50,287,356	$0.0015-0.0058	$0.002237

Balance outstanding and exercisable, December 31, 2019	50,287,356	$0.0015-0.0058	$0.002237

At December 31, 2019, the intrinsic value of the warrants was $70,833.

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2019:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.0015	41,666,667	5.00	$0.0015

$0.0058	8,620,689	5.00	$0.0058

$0.0015 - $0.0058	50,287,356	5.00	$0.002237

Note 12 – Stock-Based Compensation

In November 2012, the stockholders approved the 2012 Stock Option Plan for our employees, effective January 3, 2013. The number of shares authorized for issuance under the plan was 100,000,000 and was increased to 400,000,000 in November 2017 by unanimous consent of the Board of Directors.

At January 1, 2018, the Company had 259,000,001 options outstanding with remaining estimated lives of approximately eight years.  In July 2018, the Company granted options to purchase an aggregate of 500,001 shares of its common stock to a consulting firm.  The options vested over three months, were exercisable at an exercise price of $0.016 per share and expired in July 2019.  The fair value of the options was determined to be $3,855 and was expensed over the term of the options.  At December 31, 2018, the Company had 259,500,002 options outstanding.

In July 2019, option to purchase 500,001 shares of common stock expired.  In December 2019, the Company granted options to purchase an aggregate of 57,500,000 shares of its common stock to employees.  The options have an exercise price of $0.0041 per share, vest over six months, and expire in 10 years.  The fair value of the options was determined to be $235,750 using a Black-Scholes option pricing model based on the following assumptions: (i) volatility rate of 141%, (ii) discount rate of 1.54%, (iii) zero expected dividend yield, and (iv) expected life of 5.25 years.  The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the historical volatility of its common stock to estimate the future volatility for its common stock. The expected life of the stock options granted is estimated using the “simplified” method, whereby the expected term equals the average of the vesting term and the original contractual term of the stock option.   The expected dividend yield was based on the fact that the Company has not paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future

For the years ended December 31, 2019 and 2018, the Company recognized compensation costs of $20,870 and $355,277, respectively, related to the fair value of vested options.

The table below summarizes the Company’s stock option activities for the period January 1, 2018 to December 31, 2019:

	Number of Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Balance, January 1, 2018	259,000,001	$0.0057-2,242,500	$0.00625

Granted	500,001	0.016	0.016
Exercised	-	-	-
Expired	-	-	-
Balance, December 31, 2018	259,500,002	0.0057-2,242,500	0.0062
Granted	57,500,000	0.0041	0.0041
Exercised	-	-	-
Expired	(500,001)	0.016	0.016
Balance outstanding, December 31, 2019	316,500,001	$0.0041-2,242,500	$0.00586
Balance exercisable, December 31, 2019	264,213,117	$0.0041-2,242,500	$0.00586

At December 31, 2019 and 2018, the intrinsic value of outstanding options was zero.

The following table summarizes information concerning the Company’s stock options as of December 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$975,000,000	1	1.00	$975,000,000	1	1.00	$975,000,000
$0.0057	63,000,000	7.8	0.0057	63,000,000	7.8	0.0057
$0.00625	196,000,000	6.5	0.0062	196,000,000	6.5	0.0062
$0.0041	57,500,000	9.7	0.0041	4,713,115	9.7	0.0041
$0.0041-975,000,000	316,500,001	8.0	$0.00586	264,213,117	8.0	$0.00586

Note 13 - Income Tax Provision

The income tax provision consists of the following for the year ended:

	December 31, 2019	December 31, 2018
Federal
Current	$-	$-
Deferred	-	-

State
Current	1,522	1,500
Deferred	-	-

Income tax provision	$1,522	$1,500

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows for the year ended:

	December 31, 2019	December 31, 2018

Federal statutory income tax rate	21.0%	21.0%
State tax, net of federal benefit	5.0%	5.0%

Change in valuation allowance on net operating loss carry-forwards	(26.0)	(26.0)

Effective income tax rate	0.0%	0.0%

Deferred tax assets and liabilities consist of the following:

	December 31, 2019	December 31, 2018
Net deferred tax assets:
Stock-based compensation	$561,000	$555,000
Private placement costs	320,000	112,000
Operating lease liability	54,000	-
Loss on extinguishment of debt	438,000	88,000
Net operating loss carryforwards	5,431,000	4,880,000
Gross deferred tax assets	6,804,000	5,635,000
Less valuation allowance	(5,775,000)	(4,980,000)
Total deferred tax assets	1,029,000	655,000
Deferred tax liabilities:
Derivative gain	865,000	469,000
Debt discount	110,000	186,000
Operating lease right-of-use asset	54,000	-
Total deferred tax liabilities	1,029,000	655,000
Net deferred tax asset (liability)	$-	$-

The provisions of ASC Topic 740, Accounting for Income Taxes, require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. For the years ended December 31, 2019 and 2018, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was more likely than not that the net deferred tax assets were not fully realizable. Accordingly, the Company established a full valuation allowance against its net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. During the years ended December 31, 2019 and 2018, the valuation allowance increased by $795,000 and $305,000, respectively.

At December 31, 2019 and 2018, the Company had available Federal and state net operating loss carryforwards (“NOL”s) to reduce future taxable income. For Federal NOL purposes approximately $22.5 million and $20.6 million was available at December 31, 2019 and 2018.  For state NOL purposes approximately $10 million and $8 was available at December 31, 2019 and 2018, respectively. The Federal carryforwards expire on various dates through 2039 and the state carryforwards expire through 2036. Due to restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s NOL may be limited as a result of changes in stock ownership. NOLs incurred subsequent to the latest change in control are not subject to the limitation.

The Company’s operations are based in New Jersey and it is subject to Federal and New Jersey state income tax. Tax years after 2015 are open to examination by United States and state tax authorities.

The Company adopted the provisions of ASC 740, which requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. ASC 740 also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions. As of December 31, 2019 and 2018, no liability for unrecognized tax benefits was required to be recorded or disclosed.

Note 14 - Commitments and Contingencies

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

Asset Sale and Licensing Agreement

On August 24, 2015, the Company entered into an agreement with Cyber Safety, Inc., a New York corporation (“Cyber Safety”) for Cyber Safety to license, and retain an option to purchase, the patents and intellectual property related to the GuardedID® and MobileTrust® software.  Cyber Safety had the option to buy the Company’s GuardedID® patent for $9,000,000 that expires on September 30, 2020.  In March 2019, the option to purchase agreement was modified to increase the purchase price to $10,000,000 and extend the expiration date to September 30, 2021.  If the purchase price is not paid by September 30, 2021, it will increase to $11,000,000 and be due September 30, 2022. The Company anticipates, but cannot guarantee, Cyber Safety will complete the purchase by September 30, 2021.  Cyber Safety will also resell the Company’s GuardedID® and MobileTrust® products, for which the Company will receive a royalty, while the Company retains an unlimited license to resell those products.  Cyber Safety also licensed the Malware Suite until September 30, 2020 and agreed to pay the Company 15% to 20% of the net amount Cyber Safety receives from this product.  During the years ended December 31, 2019 and 2018, the Company recorded revenue of $440,628 and $162, respectively, from Cyber Safety.

Note 15 – Subsequent Events

Financing Transactions

Subsequent to December 31, 2019, the Company issued six unsecured convertible promissory notes with four unrelated parties aggregating $472,000, bearing interest at 8% to 10% per annum, and maturing from October 2020 through March 2021. The notes are convertible at discount rates of 61% to 62% of the price of the Company’s common stock, as defined. One of the notes included underlying warrants to purchase 25,000,000 shares of the Company’s common stock at an exercise price of $0.0015.

Subsequent to December 31, 2019, convertible notes aggregating $502,680 of principal and $37,364 of accrued interest were converted into 608,990,283 shares of common stock at conversion prices ranging from $0.00024 to $0.001566 per share.

Subsequent to December 31, 2019, the Company issued two secured promissory notes with two unrelated parties aggregating $206,851, bearing interest at 8% to 35% per annum, and maturing in three to five months through July 2020.  Subsequent to December 31, 2019, the Company repaid principal of $132,384 and accrued interest of $49,249, for a total of $181,633, towards the balance of six open notes payable.

Subsequent to December 31, 2019, the Company issued one unsecured promissory note with its CEO for $10,000, non-interest bearing, with no specified maturity date.

The Company applied for funding pursuant to the Small Business Administration program.  The Paycheck Protection Program provides forgivable funding for payroll and related costs as well as some non-payroll costs.  The Company has applied for funding and, to date, has received (on April 17, 2020) funding in the amount of $313,212.

Subsequent to December 31, 2019, the Company issued 7,500 shares of common stock for services.

Reverse Stock Split and Increase in Authorized Shares

In April 2020, the Company’s Board of Directors approved a 500:1 reverse stock split that was approved by stockholders controlling 80% of the Company’s common stock.  As of the date of this filing, the reverse stock split is not effective and all share and per share amounts on the accompanying financial statements are presented in pre-split amounts.  The pro-forma loss per share based on the effect of the reverse stock split is as follows:

	As presented	Pro-forma for 500:1 stock split
Net loss attributable to StrikeForce Technologies, Inc.	$(3,527,985)	$(3,527,985)

Net loss per common share
-Basic and diluted	$-	$(0.67)

Weighted average common shares outstanding
-Basic and diluted	2,607,705,387	5,215,411

In April 2020, an increase of the Company’s common stock from 12,000,000,000 to 17,000,000,000 shares was authorized.

Covid-19

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, has adversely affected workforces, customers, economies, and financial markets globally.  It has also disrupted the normal operations of many businesses. This outbreak could decrease spending, adversely affect demand for the Company’s products, and harm the Company’s business and results of operations.  It is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity, at this time.

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

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (CFO) of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2019. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the following material weaknesses:

1. We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the year ended December 31, 2019.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS.

The following sets forth our executive officers and/or Directors, their ages, and all offices and positions held with us.

Name	Age	Position
Mark L. Kay	71	Chief Executive Officer and Chairman of the Board of Directors
Philip E. Blocker	63	Chief Financial Officer
Ramarao Pemmaraju	59	Chief Technical Officer and Director
George Waller	62	Executive Vice President and Marketing Director

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

During fiscal 2019, our Board of Directors met twelve times. The Board of Directors also uses written resolutions to deal with certain matters and, during fiscal 2019 twenty-four written resolutions were signed by a majority of the Directors.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of StrikeForce during the years ended December 31, 2019 and 2018, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during 2019 and 2018. The foregoing persons are collectively referred to in this Form 10-K as the “Named Executive Officers.” Compensation information is shown for the years ended December 31, 2019 and 2018:

Name/ Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Incentive Plan Option Awards (Vested) ($)	Securities Underlying Options/SARs ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Mark L. Kay
Chief Executive Officer	2019	150,000	-	-	3,279	-	-	-	153,279
	2018	150,000	-	-	56,393	-	-	-	206,393

George Waller
Executive Vice President	2019	150,000	5,769	-	3,279	-	-	-	159,048
	2018	150,000	5,769	-	56,393	-	-	-	212,162

Ramarao Pemmeraju
Chief Technology Officer	2019	150,000	5,769	-	3,279	-	-	-	159,048
	2018	150,000	5,769	-	56,393	-	-	-	212,162

On July 31, 2010, Philip E. Blocker was appointed our Chief Financial Officer. Mr. Blocker is not our employee. He received fee payments of $1,000 in 2019 and $0 in 2018.  Mr. Blocker received no option awards in 2019 or 2018.

Outstanding Option Awards at Year End

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested, and equity-incentive plan awards outstanding at December 31, 2019 for each Named Executive Officer and/or Director:

Outstanding Equity Awards At Fiscal Year-End Table

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mark L. Kay	1	-	-	$2,242,500	01/03/23	-	-	-	-
	36,000,000	-	-	$0.00625	09/28/26	-	-	-	-
	10,000,000	-	-	$0.0057	12/21/27
	819,672	9,180,328	-	$0.0041	12/17/29

George Waller	1	-	-	$2,242,500	01/03/23	-	-	-	-
	36,000,000	-	-	$0.00625	09/28/26	-	-	-	-
	10,000,000	-	-	$0.0057	12/21/27
	819,672	9,180,328	-	$0.0041	12/17/29

Ramarao Pemmaraju	1	-	-	$2,242,500	01/03/23	-	-	-	-
	36,000,000	-	-	$0.00625	09/28/26	-	-	-	-
	10,000,000	-	-	$0.0057	12/21/27
	819,672	9,180,328	-	$0.0041	12/17/29

Option Exercises and Stock Vested Table

None.

Pension Benefits Table

None.

Non-Qualified Deferred Compensation Table

None.

All Other Compensation Table

None.

Perquisites Table

None.

Director Compensation

All three of our directors were also our executive officers through December 31, 2019. Our directors did not receive any separate compensation for serving as such during fiscal 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Share Ownership of Certain Beneficial Owners

The following table sets forth certain information as of December 31, 2019, with respect to the shares of common stock beneficially owned by: (i) each director; (ii) each executive officer; (iii) all current executive officers (regardless of salary and bonus level) and directors as a group; and (iv) each person or entity known by us to beneficially own more than 5% of our outstanding common stock. The address for each director and executive officer is 1090 King Georges Post Road, Suite 603, Edison, New Jersey 08837. Unless otherwise indicated, the shareholders listed in the table below have sole voting and investment powers with respect to the shares indicated:

This table is based upon information obtained from our stock records.

NAME OF BENEFICIAL OWNER	AMOUNT OF OWNERSHIP(1)	PERCENTAGE OF CLASS(2) (excluding Preferred Stock (11))
Mark L. Kay	46,819,680 (3),(11)	1.2960%
Ramarao Pemmaraju	74,229,515 (4),(5),(11)	2.0548%
George Waller	46,819,674 (6),(7),(11)	2.2960%
All directors and executive officers as a group (3 persons)	167,868,869 (8)	4.6468%
NetLabs.com, Inc.	2 (9),(10)	0.00000006%

(1)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 90 days from the date hereof.

(2)

Based on 2,952,693,776 shares of common stock outstanding as of December 31, 2019; also including 276,824,627 shares of common stock available upon the conversion of certain convertible loans, 15,773,958 shares of common stock available upon the conversion of Series B Preferred stock, 317,000,002 shares of common stock underlying options and 50,287,356 shares of common stock underlying warrants. This does not include the currently pending reverse stock split.

(3)

Includes 6 shares of common stock available upon the conversion of certain convertible loans valued at $9,750,000,000 per share for $240,000 of convertibles and $7,312,500,000 per share for $28,000 of convertibles, 1 share of common stock underlying vested ten-year options valued at $2,242,500 per share, 36,000,000 shares of common stock underlying vested ten-year options valued at $0.00625 per share, 10,000,000 shares of common stock underlying vested ten-year options valued at $0.0057 per share and 819,672 shares of common stock underlying vested ten-year options valued at $0.0041 per share. Mark L. Kay, along with Ramarao Pemmaraju and George Waller each hold one share of Series A Preferred Shares which, collectively, allow the holders to vote up to 80% of the issued and outstanding shares of common and preferred stock; Mark Kay, along with Ramarao Pemmaraju and George Waller have irrevocably waived any conversion rights.

(4)

Includes 4 shares of common stock available upon the conversion of certain convertible loans valued at $9,750,000,000 per share for $25,000 of convertibles and $7,312,500,000 per share for $5,000 of convertibles 2 shares of common stock underlying vested ten-year options valued at $2,242,500 per share, 58,000,000 shares of common stock underlying vested ten-year options valued at $0.00625 per share, 23,000,000 shares of common stock underlying vested ten-year options valued at $0.0057 per share and 1,229,508 shares of common stock underlying vested ten-year options valued at $0.0041 per share. Of the total shares, 27,409,841 shares, consisting of 4 shares of common stock available upon the conversion of certain convertible loans valued at $9,750,000,000 per share for $25,000 of convertibles and $7,312,500,000 per share for $5,000 of convertibles, 1 share of common stock underlying vested ten-year options valued at $2,242,500 per share, 22,000,000 shares of common stock underlying vested ten-year options valued at $0.00625 per share, 5,000,000 shares of common stock underlying vested ten-year options valued at $0.0057 per share and 409,836 shares of common stock underlying vested ten-year options valued at $0.0041 per share are in the name of Sunita Pemmaraju who is a family member of Ramarao Pemmaraju.  Mark L. Kay, along with Ramarao Pemmaraju and George Waller each hold one share of Series A Preferred Shares which, collectively, allow the holders to vote up to 80% of the issued and outstanding shares of common stock; Mark Kay, along with Ramarao Pemmaraju and George Waller have irrevocably waived any conversion rights.

(5)	Excludes shares owned by NetLabs.com, Inc. which is controlled by Ramarao Pemmaraju and another individual.

(6)	Shares are listed in the name of Katherine LaRosa who is a family member of George Waller.

(7)

Includes 1 share of common stock underlying vested ten-year options valued at $2,242,500 per share, 36,000,000 shares of common stock underlying vested ten-year options valued at $0.00625 per share, 10,000,000 shares of common stock underlying vested ten-year options valued at $0.0057 per share and 819,672 shares of common stock underlying vested ten-year options valued at $0.0041 per share. Mark Kay, along with Ramarao Pemmaraju and George Waller each hold one share of Series A Preferred Shares which, collectively, allow the holders to vote up to 80% of the issued and outstanding shares of common stock; Mark Kay, along with Ramarao Pemmaraju and George Waller have irrevocably waived any conversion rights.

(8)

Includes 10 shares of common stock available upon the conversion of certain convertible loans valued at $9,750,000,000 per share for $265,000 of convertibles and $7,312,500,000 per share for $33,000 of convertibles, 4 shares of common stock underlying vested ten-year options valued at $2,242,500 per share, 130,000,000 shares of common stock underlying vested ten-year options valued at $0.00625 per share, 43,000,000 shares of common stock underlying vested ten-year options valued at $0.0057 per share and 2,868,852 shares of common stock underlying vested ten-year options valued at $0.0041 per share. Excludes the Series A Preferred Shares: Mark L. Kay, along with Ramarao Pemmaraju and George Waller, each hold one share of Series A Preferred Shares which, collectively, allow the holders to vote up to 80% of the issued and outstanding shares of common stock; Mark Kay, along with Ramarao Pemmaraju and George Waller, have irrevocably waived any conversion rights.

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

DESCRIPTION OF SECURITIES

Equity Incentive Plan Information

The following table sets forth as of December 31, 2019, the total number of shares of our common stock which may be issued upon the exercise of outstanding stock options and other rights under compensation plans approved by the shareholders, and under compensation plans not approved by the shareholders. The table also sets forth the weighted average purchase price per share of the shares subject to those options, and the number of shares available for future issuance under those plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	316,500,001		$0.00586	83,499,999
Equity compensation plans not approved by security holders	N/A	$	N/A	N/A
Total	316,500,001		$0.00586	83,499,999

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

In July 2018, we awarded options to purchase 500,001 shares of our common stock to an unrelated consultant, exercisable at $0.016 per share, expiring one year from the date of grant, and vesting over a one-year period.

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

In June 2019, an increase of the authorized shares of the Company’s common stock from five billion (5,000,000,000) to seven billion five hundred million (7,500,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to our Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in July 2019.

In October 2019, an increase of the authorized shares of the Company’s common stock from seven billion five hundred million (7,500,000,000) to twelve billion (12,000,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to our Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in November 2019.

In April 2020, an increase of the authorized shares of the Company’s common stock from twelve billion (12,000,000,000) to seventeen billion (17,000,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to our Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in April 2020.

On April 13, 2020, our Board of Directors and the holders of a majority of the voting power approved a resolution to effectuate a 500:1 Reverse Stock Split a resolution for a Reduction in Authorized from seventeen billion (17,000,000,000) Common Stock down to fourteen billion (14,000.000.000) Common Stock, $0.0001 par value, of the Company. The action is still pending as of the date of this filing.

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

The three shares of the issued and outstanding shares of the Series A preferred stock have voting rights equal to eighty percent of the total issued and outstanding shares of our common stock

Dividends

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

As of December 31, 2019, no tokens have been developed or issued.  There is no assurance as to whether, or at what amount, or on what terms, tokens will be available.  Moreover, there can be no assurance how such technology will function, which could expose us to legal and regulatory issues. Cryptocurrency and its use of blockchains is still in the development stage and receiving mixed results. The Securities and Exchange Commission has, in its dissemination of information to the public, expressed that tokens in the United States would be treated as securities pursuant to the Howey Test. This standard has been adopted, in various forms, in numerous other jurisdictions. The European Union and China are contemplating their own form of cyrptocurrency and Facebook Libra cryptocurrency recently lost the support of PayPal (see https://www.independent.co.uk/topic/cryptocurrency, which article is not incorporated by reference to this filing). In addition, legal and regulatory developments could render the technology impermissible, which could have a material adverse effect on BlockSafe and us.

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

RELATED PARTY CONVERTIBLE NOTES

At December 31, 2019 and 2018, convertible notes payable - related parties consist of 12 convertible notes payable in the aggregate of $355,500.  The notes are unsecured and have extended due dates of December 31, 2020.  Six notes totaling $268,000 are due to our Chief Executive Officer, at a compounded interest rate of 8% per annum; two notes totaling $57,000 are due to our VP of Technology, interest at prime plus 2% and prime plus 4% per annum; and four notes totaling $30,000 are due to the spouse of our Chief Technology Officer at a compounded interest rate of 8% per annum.  $33,000 of the notes are convertible at a fixed conversion price of $7,312,500 per share and $322,500 of the notes are convertible at a fixed conversion price of $9,750,000,000 per share, as defined in the note agreements.

At December 31, 2018, accrued interest due for the convertible notes – related parties was $563,805.  During the year ended December 31, 2019, interest of $72,467 was accrued.  At December 31, 2019, accrued interest due for the convertible notes – related parties was $636,272. During the year ended December 31, 2018, interest expense of $65,728 was accrued.

RELATED PARTY PROMISSORY NOTES

At December 31, 2019 and 2018, notes payable- related party consist of 18 unsecured notes payable to our Chief Executive Officer ranging in interest rates of 0% per annum to 10% per annum.  The notes are unsecured and have extended due dates of December 31, 2020.  At December 31, 2019 and 2018, the balance due under these notes $742,513.

At December 31, 2018, accrued interest due for the notes was $703,944.  During the year ended December 31, 2019, interest of $56,080 was accrued. At December 31, 2019, accrued interest due for the notes was $760,024. During the year ended December 31, 2018, interest expense of $56,080 was accrued.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees billed by Weinberg & Company, P.A. for the fiscal years ended December 31, 2019 and 2018 related to the Company’s audit services were approved by the Audit Committee and paid by the Company.

The following table shows the audit fees incurred for fiscal year 2019 and 2018:

	2019	2018
Audit fees (1)	$91,000	$82,500
Audit related fees (2)	-	-
Tax fees (3)	-	-
Total	$91,000	$82,500

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

The Board of Directors has reviewed and discussed with the our management and independent registered public accounting firm our audited financial statements contained in our Annual Report on Form 10-K for our 2019 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in our Annual Report on Form 10-K for our 2019 fiscal year for filing with the SEC.

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

The Board pre-approved all fees described above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of StrikeForce Technologies, Inc.(1)
3.2	By-laws of StrikeForce Technologies, Inc. (1)
3.3	Amended By-laws of StrikeForce Technologies, Inc. (2)
3.4	Amended By-laws of StrikeForce Technologies, Inc. (3)
3.5	Articles of Amendment of StrikeForce Technologies, Inc. (2)
3.6	Amendments to Articles of Incorporation (6)
3.7	Amendments to Articles of Incorporation (7)
3.8	Registration of Classes of Securities (8)
3.9	Amendments to Articles of Incorporation (9)
3.10	Registration of Classes of Securities (10)
3.11	Amendments to Articles of Incorporation (11)
3.12	Registration of Classes of Securities (12)
3.13	Amendments to Articles of Incorporation (13)
3.14	Amendments to Articles of Incorporation (14)
3.15	Amendments to Articles of Incorporation (15)
3.16	Amendments to Articles of Incorporation (16)
3.17	Amendments to Articles of Incorporation (17)
3.18	Amendments to Articles of Incorporation (18)
10.1	Employment Agreement dated as of May 20, 2003, by and between StrikeForce Technologies, Inc. and Mark L. Kay. (1)
10.2	Irrevocable Waiver of Conversion Rights of Mark L. Kay (4)
10.3	Irrevocable Waiver of Conversion Rights of Ramarao Pemmaraju (4)
10.4	Irrevocable Waiver of Conversion Rights of George Waller (4)
10.5	CFO Consultant Agreement with Philip E. Blocker (4)
10.6	2012 Stock Option Plan (5)
10.7	Asset Purchase Agreement between StrikeForce Technologies, Inc. and Cyber Safety, Inc., dated August 24, 2015 (18)
10.8	Amendment to the Asset Purchase Agreement and Distributor and Reseller Agreement between StrikeForce Technologies, Inc. and Cyber Safety, Inc. (19)
10.9	Execution of Litigation Funding Agreement (20)
10.10	BlockSafe Technologies, Inc. Intellectual Property License Agreement (21)
10.11	BlockSafe Technologies, Inc. Management Agreement (21)
10.12	BlockSafe Technologies, Inc. Amended Management Agreement (21)
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (22)
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (22)
32.1

Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (22)

32.2

Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (22)

____________

(1)	Filed as an exhibit to the Registrant’s Form SB-2 dated as of May 11, 2005 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s Form 8-K dated February 4, 2011 and incorporated herein by reference.

(3)	Filed as an exhibit to the Registrant's Form 10-Q dated December 13, 2010 and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant’s Form S-1/A dated July 31, 2012 and incorporated herein by reference.

(5)	Filed in conjunction with the Registrant’s Form 14A filed October 5, 2012 and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s Form 8-K dated February 5, 2013 and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s Form 8-K dated May 14, 2013 and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s Form 8-A dated July 29, 2013 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s Form 8-K dated August 22, 2013 and incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant’s Form 8-A dated October 3, 2013 and incorporated herein by reference.

(11)	Filed as an exhibit to the Registrant’s Form 8-K dated October 3, 2013 and incorporated herein by reference.

(12)	Filed as an exhibit to the Registrant’s Form 8-A dated December 31, 2013 and incorporated herein by reference.

(13)	Filed as an exhibit to the Registrant’s Form 8-K dated December 31, 2013 and incorporated herein by reference.

(14)	Filed as an exhibit to the Registrant’s Form 8-K dated March 18, 2014 and incorporated herein by reference.

(15)	Filed as an exhibit to the Registrant’s Form 8-K dated December 22, 2014 and incorporated herein by reference.

(16)	Filed as an exhibit to the Registrant’s Form 8-K dated February 13, 2015 and incorporated herein by reference.

(17)	Filed as an exhibit to the Registrant’s Form 8-K dated August 4, 2015 and incorporated herein by reference.

(18)	Filed as an exhibit to the Registrant’s Form 8-K dated July 16, 2019 and incorporated herein by reference.

(19)	Filed as an exhibit to the Registrant’s Form 8-K dated February 2, 2016 and incorporated herein by reference.

(20)	Filed as an exhibit to the Registrant’s Form 8-K dated September 11, 2017 and incorporated herein by reference.

(21)	Filed as an exhibit to the Registrant’s Form 10-Q dated June 30, 2018 and incorporated herein by reference.

(22)	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRIKEFORCE TECHNOLOGIES, INC.

Dated: May 1, 2020	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: May 1, 2020	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark L. Kay
Name: Mark L. Kay	Director	May 1, 2020

/s/ Ramarao Pemmaraju
Name: Ramarao Pemmaraju	Director	May 1, 2020

/s/ George Waller
Name: George Waller	Director	May 1, 2020

