Form 10-Q
period 2020-03-31
StrikeForce Technologies Inc.
filed 2020-06-29
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from___________ to __________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 25, 2020
Common stock, $0.0001 par value	9,355,654

Indicate the number of shares outstanding of each of the issuer’s classes of preferred stock, as of the latest practicable date.

Class	Outstanding at June 25, 2020
Preferred stock, Series A, no par value	3

Class	Outstanding at June 25, 2020
Preferred stock, Series B, $0.10 par value	36,667

Transitional Small Business Disclosure Format Yes ☐ No ☒

Documents Incorporated By Reference

None

Explanatory Note

StrikeForce Technologies, Inc. (the “Company”) determined that it was unable to meet the May 14, 2020 deadline to file its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020 (the “Form 10-Q”) with the Securities and Exchange Commission, due to circumstances related to the COVID-19 pandemic. Further, the Company has been following the recommendations of local health authorities to minimize exposure risk for its team members for the past several weeks, including the temporary closures of its corporate offices and having team members work remotely. These disruptions include, but are not limited to, the unavailability of key Company personnel required to prepare the Company’s financial statements for the quarter ended March 31, 2020 due to suggested, and mandated, social quarantining and work from home orders.

The Company is relying on the following order issued by the Securities and Exchange Commission:

SECURITIES EXCHANGE ACT OF 1934 Release No. 34-88465 / March 25, 2020 ORDER UNDER SECTION 36 OF THE SECURITIES EXCHANGE ACT OF 1934 MODIFYING EXEMPTIONS FROM THE REPORTING AND PROXY DELIVERY REQUIREMENTS FOR PUBLIC COMPANIES

Accordingly, the Company is filing this Form 10-Q on June 29, 2020.

2

STRIKEFORCE TECHNOLOGIES, INC.

INDEX TO FORM 10-Q FILING

MARCH 31, 2020

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash	$12,890	$74,648
Accounts receivable, net	22,748	19,686
Prepaid expenses	2,604	4,557

Total current assets	38,242	98,891

Property and equipment, net	4,127	5,448
Operating lease right-of-use asset	193,854	205,970
Other assets	15,862	16,376

Total Assets	$252,085	$326,685

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,133,683	$1,115,995
Convertible notes payable (net of discount of $545,590 and $422,705, respectively; including $1,455,100 and $1,438,100 in default, respectively)	1,760,950	1,860,395
Convertible notes payable - related parties	355,500	355,500
Notes payable (including $2,134,824 and $2,113,824 in default, respectively)	2,326,939	2,237,484
Notes payable - related parties	752,513	742,513
Accrued interest (including $1,428,873 and $1,396,296 due to related parties, respectively)	4,933,821	4,842,215
Contingent payment obligation	1,500,000	1,500,000
Financing obligation	1,263,200	1,263,200
Operating lease liability, current portion	47,834	46,952
Derivative liabilities	1,307,000	1,516,435

Total current liabilities	15,381,440	15,480,689

Notes payable, long term portion	6,000	147,890
Operating lease liability, long term portion	149,844	162,289

Total Liabilities	15,537,284	15,790,868

Commitments and Contingencies

Stockholders' Deficit
Series A Preferred stock, no par value; 100 shares authorized; 3 shares issued and outstanding	987,000	987,000
Series B Preferred stock par value $0.10: 100,000,000 shares authorized; 36,667 shares issued and outstanding	3,667	3,667
Preferred stock series not designated par value $0.10: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.0001: 12,000,000,000 shares authorized; 6,751,909 and 5,905,388 shares issued and outstanding, respectively	677	591
Additional paid-in capital	29,758,209	28,674,569
Accumulated deficit	(45,248,732)	(44,352,595)
Total StrikeForce Technologies, Inc. stockholders' deficit	(14,499,179)	(14,686,768)
Noncontrolling interest in consolidated subsidiary	(786,020)	(777,415)

Total Stockholders' Deficit	(15,285,199)	(15,464,183)

Total Liabilities and Stockholders' Deficit	$252,085	$326,685

See accompanying notes to the condensed consolidated financial statements

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)

Revenue	$59,960	$131,688

Operating expenses:
Cost of revenue	2,504	3,871
Compensation	164,649	173,519
Professional fees	142,514	170,553
Selling, general and administrative expenses	200,699	103,369
Research and development	123,750	126,462

Total operating expenses	634,116	577,774

Loss from operations	(574,156)	(446,086)

Other income (expense):
Interest expense (including $32,577 and $31,229 of interest expense to related parties, respectively)	(171,819)	(125,030)
Debt discount amortization	(219,850)	(299,466)
Private placement costs	(103,500)	(197,047)
Change in fair value of derivative liabilities	199,435	(160,376)
Loss on extinguishment of debt	(34,852)	(86,569)

Other income (expense), net	(330,586)	(868,488)

Net loss	(904,742)	(1,314,574)

Net loss attributable to noncontrolling interest	8,605	112,151

Net loss attributable to StrikeForce Technologies, Inc.	$(896,137)	$(1,202,423)

Net loss per common share
-Basic and diluted	$(0.14)	$(0.25)

Weighted average common shares outstanding
-Basic and diluted	6,305,106	4,799,418

See accompanying notes to the condensed consolidated financial statements

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (Unaudited)

Three months ended March 31, 2020

	Series A Preferred		Series B Preferred		Common stock,		Additional			Total
	stock, no par value		stock, par value $0.10		par value $0.0001		Paid-in	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at January 1, 2020	3	$987,000	36,667	$3,667	5,905,388	$591	$28,674,569	$(44,352,595)	$(777,415)	$(15,464,183)

Fair value of common stock issued for services	-	-	-	-	15	1	13	-	-	14

Fair value of vested options	-	-	-	-	-	-	114,372	-	-	114,372

Warrants issued with convertible notes	-	-	-	-	-	-	37,500	-	-	37,500

Common stock issued upon conversion of notes and interest	-	-	-	-	846,506	85	931,755	-	-	931,840

Net loss	-	-	-	-	-	-	-	(896,137)	(8,605)	(904,742)

Balance at March 31, 2020 (unaudited)	3	$987,000	36,667	$3,667	6,751,909	$677	$29,758,209	$(45,248,732)	$(786,020)	$(15,285,199)

See accompanying notes to the condensed consolidated financial statements

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (Unaudited)

Three months ended March 31, 2019

	Series A Preferred		Series B Preferred		Common stock,		Additional			Total
	stock, no par value		stock, par value $0.10		par value $0.0001		Paid-in	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at January 1, 2019	3	987,000	36,667	3,667	4,747,499	474	26,586,705	(40,824,610)	(555,740)	(13,802,504)

Fair value of common stock issued for services	-	-	-	-	15	1	68	-	-	69

Fair value of vested options	-	-	-	-	-	-	951	-	-	951

Common stock issued upon conversion of notes and interest	-	-	-	-	146,885	14	579,752	-	-	579,766

Net loss	-	-	-	-	-	-	-	(1,202,423)	(112,151)	(1,314,574)

Balance at March 31, 2019 (Unaudited)	3	$987,000	36,667	$3,667	4,894,399	$489	$27,167,476	$(42,027,033)	$(667,891)	$(14,536,292)

See accompanying notes to the condensed consolidated financial statements

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(904,742)	$(1,314,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,835	1,849
Amortization of discount on notes payable	219,850	299,466
Amortization of right-of-use asset	12,116	5,785
Fair value of common stock issued for services	14	69
Fair value of vested options	114,372	951
Change in fair value of derivative liabilities	(199,435)	160,376
Private placement costs	103,500	197,047
Loss on extinguishment of debt	34,852	86,569
Changes in operating assets and liabilities:
Accounts receivable	(3,062)	20
Prepaid expenses	1,953	1,941
Accounts payable and accrued expenses	17,688	(6,081)
Accrued interest	122,299	125,030
Operating lease liability	(11,563)	(5,239)
Net cash used in operating activities	(490,323)	(446,791)

Cash flows from financing activities:
Proceeds from convertible note payable	471,000	354,000
Proceeds from notes payable	79,949	-
Proceeds from notes payable-related parties	10,000	-
Repayment of notes payable	(132,384)	(5,000)
Proceeds from finance obligation	-	112,500
Net cash provided by financing activities	428,565	461,500

Net increase (decrease) in cash	(61,758)	14,709

Cash at beginning of the period	74,648	86,160

Cash at end of the period	$12,890	$100,869

Supplemental disclosure of cash flow information:
Interest paid	$49,250	$5,000
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing transactions
Fair value of derivative upon issuance of convertible debt recorded as debt discount	$469,000	$354,000
Right-of-use assets obtained in exchange for operating lease obligations	$-	$214,272
Common stock issued for conversion of notes and accrued interest	$931,840	$579,766
Convertible note and accrued interest exchanged for common stock, net of discount	$478,253	$-
Notes payable and accrued interest exchanged for financing obligation	$-	$272,070
Warrants issued with convertible notes	$37,500	$-

See accompanying notes to the condensed consolidated financial statements

StrikeForce Technologies, Inc.

Notes to the Condensed Consolidated Financial Statements

Three months ended March 31, 2020 and 2019

 (Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies

StrikeForce Technologies, Inc. (the “Company”) is a software development and services company that offers a suite of integrated computer network security products using proprietary technology. The Company’s operations are based in Edison, New Jersey.

Basis of Presentation-Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2020. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2019 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the SEC on May 1, 2020.

The consolidated financial statements include the accounts of the Company and its controlled subsidiary, BlockSafe Technologies, Inc. (“BST”). BST is owned 49% by the Company and 31% by three executive officers of the Company, which combined represents an 80% controlling interest in BST. Accordingly, BST is consolidated by the Company. Intercompany balances and transactions have been eliminated in consolidation. At March 31, 2020, noncontrolling interests represents 51% of BST that the Company does not directly own.

Reverse Stock Split

Effective June 25, 2020, the Company completed a 1:500 reverse stock split of the Company’s issued and outstanding shares of common stock and all fractional shares will be rounded up. All share and per share amounts in the accompanying financial statements have been adjusted retroactively to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

COVID-19

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, has adversely affected workforces, customers, economies, and financial markets globally. It has also disrupted the normal operations of many businesses. This outbreak could decrease spending, adversely affect demand for the Company’s products, and harm the Company’s business and results of operations. It is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity, at this time.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the three months ended March 31, 2020, the Company incurred a net loss of $904,742 and used cash in operating activities of $490,323 and at March 31, 2020, the Company had a stockholders’ deficit of $15,285,199. Also, at March 31, 2020, the Company is in default on notes payable and convertible notes payable in the aggregate amount of $3,589,924. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2019 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At March 31, 2020, the Company had cash on hand in the amount of $12,890. Subsequent to March 31, 2020, the Company received an SBA Paycheck Protection Program loan for $313,212 and an SBA Economic Injury Disaster Loan of $150,000. Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan to increase its customer base and realize increased revenues. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

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

The Company’s revenue consists of revenue from sales and support of our software products. Revenue primarily consists of sales of software licenses of our ProtectID®, GuardedID® and MobileTrust® products. The Company usually recognizes subscription revenue over a one-month period based on a typical monthly renewal cycle in accordance with its customer agreement terms. For service contracts, the Company’s performance obligations are satisfied, and the related revenue is recognized, as services are rendered.

The Company offers no discounts, rebates, rights of return, or other allowances to clients which would result in the establishment of reserves against service revenue. Additionally, to date, the Company has not incurred incremental costs in obtaining customer contracts.

Cost of revenue includes direct costs and fees related to the sale of our products.

The following tables present our revenue disaggregated by major product and service lines:

	Three Months Ended
	March 31, 2020	March 31, 2019
Software	$58,474	$117,790
Service	1,486	13,898
Total revenue	$59,960	$131,688

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

Level 3—Unobservable inputs based on the Company’s assumptions.

The Company is required to use of observable market data if such data is available without undue cost and effort.

The Company believes the carrying amounts reported in the balance sheet for accounts receivable, accounts payable, accrued expenses, convertible notes, and notes payables approximate fair values because of the short-term nature of these financial instruments.

As of March 31, 2020 and December 31, 2019, the Company’s balance sheet includes Level 2 liabilities comprised of the fair value of embedded derivative liabilities of $1,307,000 and $1,516,435, respectively (see Note 8).

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

Stock-Based Compensation

The Company periodically issues stock options, warrants, and shares of common stock as share-based compensation to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for such grants issued and vesting based on FASB ASC 718, Compensation – Stock Compensation (Topic 718) whereby the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period. The Company recognizes the fair value of stock-based compensation within its Statements of Operations with classification depending on the nature of the services rendered.

The fair value of the Company’s stock options and warrants are estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or restricted stock, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

Loss per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding, plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued using the treasury stock method. Diluted loss per share excludes all potential common shares if their effect is anti-dilutive. The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive, as adjusted by the Company’s 1:500 reverse stock split effective June 25, 2020:

	Three months ended
	March 31, 2020	March 31, 2019
Options to purchase common stock	633,001	519,000
Warrants to purchase common stock	150,575	-
Convertible notes	3,669,138	206,113
Convertible Series B Preferred stock	126,192	21,831
Total	4,578,906	746,944

Concentrations

For the three months ended March 31, 2020, sales to two customers comprised 65% and 12% of revenues, respectively. For the three months ended March 31, 2019, sales to three customers comprised 45%, 29% and 17% of revenues, respectively. At March 31, 2020, two customers comprised 45% and 30% of accounts receivable, respectively.

The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits. At March 31, 2020, the Company did not have cash deposits that exceeded the federally insured limit of $250,000 per account. The Company believes that no significant concentration of credit risk exists with respect to its cash balances because of its assessment of the creditworthiness and financial viability of the financial institution.

Reclassification

In presenting the Company’s consolidated statement of operations for the quarter ending March 31, 2019, the Company presented the loss on extinguishment of debt of $429,637 and a gain on extinguishment of related derivatives of $343,068 as two separate amounts. In presenting the Company’s consolidated statement of operations for the quarter ending March 31, 2020, the Company has reclassified the two amounts into $86,569 loss on extinguishment of debt in the accompanying consolidated statement of operations for the quarter ending March 31, 2019. This reclassification has no effect on the results of operations, stockholders’ deficit, and cash flows previously reported.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023, and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 2 - Convertible Notes Payable

Convertible notes payable consisted of the following:

	March 31, 2020	December 31, 2019
Secured
(a) DART/Citco Global, in default	$542,588	$542,588

Unsecured
(b) Convertible notes with fixed conversion prices, in default	895,512	895,512
(c) Convertible notes with adjustable conversion prices ($17,000 in default at March 31, 2020)	868,440	845,000
Total convertible notes principal outstanding	2,306,540	2,283,100
Debt discount	(545,590)	(422,705)
Convertible notes, net of discount	$1,760,950	$1,860,395

(a)

At December 31, 2019 and March 31, 2020, convertible notes payables due to DART/Citco Global totaled $542,588. The notes are secured by all of the Company’s assets, were due in 2010, and are currently in default.  The DART/Citco Global note payables are convertible into less than one share of the Company’s common stock based on a fixed conversion price adjusted for applicable reverse stock splits.

(b)	At December 31, 2019 and March 31, 2020, convertible notes payable with fixed conversion prices totaled $895,512. The notes are unsecured, bear interest at 8% to 18% per annum, were due on various dates from March 2008 to March 2015, and are currently in default. The aggregate notes are convertible into less than one share of the Company’s common stock based on fixed conversion prices adjusted for applicable reverse stock splits. At December 31, 2019, the balance of the accrued interest on the fixed convertible notes was $1,154,095. During the three months ended March 31, 2020, interest of $18,732 was accrued. At March 31, 2020, the balance of accrued interest on the fixed convertible notes was $1,172,827.

(c)	At December 31, 2019, there were $845,000 of convertible notes with adjustable conversion prices outstanding. During the three months ended March 31, 2020, convertible notes for $471,000 were issued, and convertible notes for $447,560 were converted into shares of the Company’s common stock (see discussions below). At March 31, 2020, the balance of the convertible notes with adjustable conversion prices was $868,440.

During the three months ended March 31, 2020, the Company issued six convertible notes payable with adjustable conversion prices to four lenders for aggregate proceeds of $471,000, bearing interest at 8% to 10% per annum, unsecured, and maturing between October 2020 and March 2021. At the option of the holder, the notes are convertible into shares of common stock of the Company at a price per share discount of 58% to 62% of the market price of the Company’s common stock, as defined, for 15 to 25 days preceding a conversion notice. As a result, the Company determined that the conversion options of the convertible notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance. The Company determined that upon issuance of the convertible notes during the three months ended March 31, 2020, the initial fair value of the embedded conversion feature totaled $535,000 (see Note 8), of which $431,500 was recorded as debt discount to be amortized over the term of the related notes, and the remainder of $103,500 was recorded as private placement costs. In addition, one of the convertible notes issued during the three months ended March 31, 2020, was issued with warrants to purchase 50,000 shares of the Company’s common stock (see Note 10). The Company determined the relative fair value of the warrants was $37,500, which was recorded as debt discount to be amortized over the term of the related note.

During the three months ended March 31, 2020, lenders elected to convert eight notes totaling $447,560 plus interest of $30,963 (total of $478,523) into 846,506 shares of the Company’s common stock at conversion prices ranging from $0.18 to $0.95 per share. On the dates of conversion, the closing price of the Company’s common stock ranged from $0.45 to $1.65 per share for a total fair value of shares of $931,840. The Company followed the general extinguishment model to record the settlement of the debt. The liabilities for the debt and conversion feature totaled $897,258, and was made up of debt and accrued interest of $478,523, the related unamortized debt discount of ($126,265), and the derivative liability related to the conversion option of the debt, after final valuation, of $545,000. The shares issued were measured at their fair value of $931,840, and the difference of $34,582 was recorded as loss on extinguishment of debt.

At December 31, 2019, the balance of unamortized discount on convertible notes with adjustable conversion features was $422,705. During the three months ended March 31, 2020, debt discount of $471,000 was recorded, debt discount amortization of $210,157 was recorded, and $144,426 of debt discount was removed related to debt that was converted. At March 31, 2020, the balance of the unamortized discount was $545,590.

Note 3 - Convertible Notes Payable – Related Parties

At December 31, 2019 and March 31, 2020, convertible notes payable - related parties totaled $355,500. The notes are made up of twelve convertible note payables, are unsecured, and have extended due dates of December 31, 2020. Six notes totaling $268,000 are due to the Company’s Chief Executive Officer, at a compounded interest rate of 8% per annum; two notes totaling $57,000 are due to the Company’s VP of Technology, interest at prime plus 2% and prime plus 4% per annum; and four notes totaling $30,000 are due to the spouse of the Company’s Chief Technology Officer at a compounded interest rate of 8% per annum. The aggregate notes are convertible into less than one share of the Company’s common stock at fixed conversion prices adjusted for applicable reverse stock splits.

At December 31, 2019, accrued interest due for the convertible notes – related parties was $636,272. During the three months ended March 31, 2020, interest of $18,595 was accrued. At March 31, 2020, accrued interest due for the convertible notes – related parties was $654,867.

Note 4 - Notes Payable

Notes payable consisted of the following:

	March 31, 2020	December 31, 2019
Unsecured notes payable-in default
(a) Notes payable-in default	$1,638,824	$1,638,824
(b) Notes payable issued by BST-in default	475,000	475,500

Secured notes payable
(c) Notes payable ($21,000 in default at March 31, 2020)	219,115	271,550
Total notes payable principal outstanding	2,332,939	2,385,374
Less current portion of notes payable	(2,326,939)	(2,237,484)
Long term notes payable	$6,000	$147,890

(a)	At December 31, 2019 and March 31, 2020, notes payable totaled $1,638,824. The notes bear interest at 8% to 14% per annum, are unsecured, and were due on various dates from December 2011 to July 2017 and are currently in default. At December 31, 2019, the balance of the accrued interest on the notes payable was $2,183,352. During the three months ended March 31, 2020, $41,899 of interest was accrued. At March 31, 2020, accrued interest on the promissory notes payable was $2,225,251.

(b)	At December 31, 2019 and March 31, 2020, the Company’s consolidated subsidiary BST (see Note 1) had $475,500 of outstanding promissory notes. The notes bear interest at 8% per annum, are unsecured, matured through September 2019, and are currently in default. In conjunction with these notes, the Company recorded a related financing obligation (See Note 6). At December 31, 2019, the balance of the accrued interest on the notes payable-BST was $70,545. During the three months ended March 31, 2020, $9,474 of interest was accrued. At March 31, 2020, accrued interest on the notes payable-BST was $80,019.

(c)	At December 31, 2019, secured notes payable totaled $271,550. During the three months ended March 31, 2020, the Company issued two notes payable aggregating $158,408, of which $79,949 was received through March 31, 2020. In addition, during the three months ended March 31, 2020, the Company made principal payments of $132,384 on the secured notes payable. At March 31, 2020, the outstanding balance of the secured note payables was $219,115. The notes bear interest at 8% to 148% per annum, each agreement is secured by substantially all of the assets of the Company, and the notes mature through April 2021. During the three months ended March 31, 2020, $49,250 of interest was accrued and paid on the secured note payables. One note for $21,000 was due March 28, 2020, and was not repaid when due. The Company and the note holder are in negotiations to extend the due date of the loan.

Note 5 - Notes Payable – Related Parties

At December 31, 2019, the balance of notes payable-related parties totaled $742,513. During the three months ended March 31, 2020, the Company issued one note payable for $10,000 to its Chief Executive Officer. At March 31, 2020, the balance of notes payable-related parties totaled $752,513. The notes are made up of nineteen notes payable due to the Company’s Chief Executive Officer, are non-interesting bearing or bear interest at rates ranging from 8% per annum to 10% per annum, are unsecured, and are due on December 31, 2020.

At December 31, 2019, accrued interest due for the notes was $760,024. During the three months ended March 31, 2020, interest of $13,982 was accrued. At March 31, 2020, accrued interest due for the notes was $774,006.

Note 6 – Financing Obligation

At December 31, 2019 and March 31, 2020, the Company’s consolidated subsidiary BST had recorded a financing obligation of $1,263,000 to be paid in tokens, as defined.  At March 31, 2020 and through the date of filing, BST has not developed or issued any tokens and there is no assurance as to whether, or at what amount, or on what terms, tokens will be available to be issued, if ever. At March 31, 2020, as the tokens do not exist, and any amounts received for tokens are not considered equity or revenue, management determined that 100% of the obligation of $1,263,200 is a liability to be settled by BST, through the issuance of tokens, or through other means if tokens are never issued.

Note 7 – Contingent Payment Obligation

On September 6, 2017, the Company entered into a litigation funding agreement with Therium Inc. (subsequently Therium Luxembourg) and VGL Capital, LLC (collectively the “Funders”). Under the agreement, the Company received $1,500,000 from the Funders to allow the Company to pursue patent enforcement actions against infringements of its patents (see Note 11). In exchange, the Funders are entitled to receive, after the payment of legal fees, the first $1,500,000 from the gross proceeds of any claims awarded, 10% of any additional claim proceeds until the Funders have received an additional $7,500,000, and 2.5% of any claim proceeds thereafter. The Funders shall be paid only in the event that the Company achieves recoveries of claim proceeds. At December 31, 2019 and March 31, 2020, the Company has reflected the $1,500,000 received from the Funders as a contingent payment obligation to be paid only if claim proceeds are recovered

Note 8 – Derivative Financial Instruments

At March 31, 2020, the Company had convertible promissory notes outstanding that are convertible into shares of common stock of the Company at the option of the holders at price per share discounts ranging from 20% to 62% of the Company’s common stock market price, as defined in the note agreements. As the ultimate determination of shares to be issued upon conversion of these notes could exceed the current number of available authorized shares, the Company determined that the conversion features of the convertible notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities. Accordingly, the conversion features of the notes were separated from the host contracts (i.e. the notes) and characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At December 31, 2019, the balance of the derivative liabilities was $1,516,435. During the three months ended March 31, 2020, the Company recorded additions of $535,000 related to the conversion features of notes issued during the period (see Note 3), and a decrease in fair value of derivatives of $199,435. In addition, the Company recorded a decrease in derivative liability of $545,000 related to derivative liabilities that were extinguished when the related convertible note payable was converted into shares of common stock (see Notes 3 and 10). At March 31, 2020, the balance of the derivative liabilities was $1,307,000.

At March 31, 2020, the fair value of the Company’s embedded derivatives were estimated using the Monte Carlo simulation model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the conversion features, and future dividends. The fair value of the embedded derivative was determined using the following assumptions:

	March 31, 2020	January 2020 to March 2020 (dates of inception)	December 31, 2019
Conversion feature:
Risk-free interest rate	0.17%	0.11%-0.17%	1.59%
Expected volatility	166%	152%-166%	145%-155%
Expected life (in years)	1 year	1 year	0.25 to 1 year
Expected dividend yield	-	-	-

Fair Value:
Conversion feature	$1,307,000	$535,000	$1,516,435

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

The following table sets forth a summary of the changes in the estimated fair value of our embedded derivative during the three months ended March 31, 2020 and 2019:

	Three months ended March 31, 2020	Three months ended March 31, 2019
Fair value at beginning of period	$1,516,435	$1,313,904
Recognition of derivative liabilities upon initial valuation	535,000	551,047
Extinguishment of derivative liabilities	(545,000)	(343,068)
Net change in the fair value of derivative liabilities	(199,435)	160,376
Fair value at end of period	$1,307,000	$1,682,259

Note 9 - Operating Lease

In January 2019, the Company entered into a noncancelable operating lease for its headquarters office requiring payments of $4,409 per month, payments increasing 3% each year, and ending on January 31, 2024. At March 31, 2020, the remaining lease term was 3.83 years. The Company does not have any other leases.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Three months ended March 31, 2020	Three months ended March 31, 2019
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$14,046	$13,680

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2020	$13,493	$13,134
Weighted average remaining lease term – operating leases (in years)	3.8	4.8
Average discount rate – operating leases	10.0%	10.0%

The supplemental balance sheet information related to leases for the period is as follows:

At March 31, 2020
Operating leases
Long-term right-of-use assets	$193,854

Short-term operating lease liabilities	$47,834
Long-term operating lease liabilities	149,844
Total operating lease liabilities	$197,678

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
2020 (remaining 9 months)	$40,876
2021	56,000
2022	57,680
2023	59,410
2024	4,963
Total lease payments	218,929
Less: Imputed interest/present value discount	(21,251)
Present value of lease liabilities	$197,678

Lease expenses were $14,046 and $13,680 during the three months ended March 31, 2020 and 2019, respectively.

Note 10 – Stockholders’ Deficit

Common Stock

During the three months ended March 31, 2020, the Company issued an aggregate of 846,521 shares of its common stock as follows:

•	The Company issued 15 shares of its common stock for services, valued at $14.

•	A convertible note holder converted $447,560 of principal and $30,963 of accrued interest into 846,506 shares of common stock at conversion prices ranging from $0.18 to $0.95 per share, with a total fair value of $931,840 (see Note 2).

Warrants

In January 2020, in connection with the issuance of one convertible note that aggregated $75,000 (See Note 2), the Company issued warrants to purchase 50,000 shares of the Company’s common stock. The warrants were exercisable immediately, at an exercise price of $0.75 per share, and expire in 5 years. The warrants are classified within stockholders’ deficit, and the proceeds were allocated between the convertible note and warrants based on their relative fair value. The relative fair value of the warrants was determined to be $37,500 and was recorded as debt discount and additional paid-in-capital.

The table below summarizes the Company’s warrant activities for the three months ended March 31, 2020:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, January 1, 2020	100,575	$0.75-2.90	$1.1185
Granted	50,000	0.75	0.75
Canceled/Expired	-	-	-
Exercised	-	-	-
Balance outstanding, March 31, 2020	150,575	$0.75-2.90	$0.996

Balance exercisable, March 31, 2020	150,575	$0.75-2.90	$0.996

At March 31, 2020, the intrinsic value of the warrants was $175,575.

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2020:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.75	133,333	5.00	$0.75

$2.90	17,242	5.00	$2.90

$0.75 - $2.90	150,575	5.00	$0.996

Note 11 - Stock-Based Compensation

At March 31, 2020, the Company had options exercisable into 633,001 shares of the Company’s common stock, with remaining estimated lives of approximately eight years. The options have exercise prices generally ranging from $2.05 to $3.10 per share, and the fair value of the options is amortized over vesting terms which ranged from three to six months.

For the three months ended March 31, 2020 and 2019, the Company recognized compensation costs of $114,372 and $951, respectively, related to the fair value of vested options. At March 31, 2020, the unamortized balance of compensation costs related to unvested options is $102,000 and will be recognized as compensation costs during 2020.

The table below summarizes the Company’s stock option activities for the period January 1, 2020 to March 31, 2020:

	Number of Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Balance, January 1, 2020	633,001	$2.05-3.125	$2.93
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance outstanding, March 31, 2020	633,001	$2.05-3.125	$2.93
Balance exercisable, March 31, 2020	584,612	$2.05-3.125	$2.93

At March 31, 2020, the intrinsic value of outstanding options was zero.

The following table summarizes information concerning the Company’s stock options as of March 31, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$2.85	126,001	10.00	$2.85	126,001	10.00	$2.85
$2.05	115,000	10.00	$2.05	66,612	10.00	$2.05
$3.125	392,000	10.00	$3.125	392,000	10.00	$3.125
$0.0041 - 975,000,000	633,001	10.00	$2.93	584,613	10.00	$2.93

Note 12 - Commitments and Contingencies

Legal Proceedings

On June 20, 2016, we initiated additional patent litigation against three major competitors in the U.S. District Court for the District of New Jersey, for infringement of United States Patent No. 8,484,698. On March 14, 2017, one of the parties initiated an inter partes review (IPR) (a procedure for challenging the validity of a United States patent before the United States Patent and Trademark Office) against our second Patent No. 8,484,698. In October 2019, the litigation against the remaining two parties was dismissed. Management is currently considering its options regarding the remaining two parties.

On March 14, 2017, we initiated additional patent litigation against two major competitors in the U.S. District Court for the District of Massachusetts, for infringement of United States Patent Nos. 7,870,599, 8,484,698 and 8,713,701. Management is currently considering its options regarding the litigation.

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

Asset Sale and Licensing Agreement

On August 24, 2015, the Company entered into an agreement with Cyber Safety, Inc., a New York corporation (“Cyber Safety”) for Cyber Safety to license, and retain an option to purchase, the patents and intellectual property related to the GuardedID® and MobileTrust® software. Cyber Safety had the option to buy the Company’s GuardedID® patent for $10,000,000 that expires on September 30, 2021. If the purchase price is not paid by September 30, 2021, it will increase to $11,000,000 and be due September 30, 2022. The Company anticipates, but cannot guarantee, Cyber Safety will complete the purchase by September 30, 2021. Cyber Safety also licensed the Malware Suite until September 30, 2020 and agreed to pay the Company 15% to 20% of the net amount Cyber Safety receives from this product. During the three months ended March 31, 2020 and 2019, the Company recorded revenue of $0 and $70,000, respectively, from Cyber Safety.

Note 13 – Subsequent Events

Financing Transactions

Subsequent to March 31, 2020, convertible notes aggregating $167,800 of principal and $22,427 of accrued interest were converted into 2,068,377 shares of common stock at conversion prices ranging from $0.06 to $0.21 per share.

In May 2020, the Company executed an agreement with a funder for the settlement of certain debt and trade payables in exchange for shares of the Company’s common stock to be issued to the funder. Upon execution the funder received 90,909 unrestricted shares of the Company’s common stock as a fee. The total amount of the debt and trade payables to be settled is $197,738. To date, payments of $39,090 have been made by the funder in exchange for 444,459 shares of common stock at conversion prices ranging from $0.0825 to $0.11 per share, which represent a 45% discount to the trading price of the Company’s common stock, as defined.

The Company applied for funding pursuant to Small Business Administration programs. The Paycheck Protection Program (“PPP”), and subsequent Flexibility Act, provides forgivable funding for payroll and related costs as well as some non-payroll costs. The Company applied for funding from the PPP and received, on April 17, 2020, a PPP loan for $313,212, bearing interest at 1% with a 5-year term, after a six-month deferral period. The Economic Injury Disaster Loan (“EIDL”) provides for funding for general operating expenses. The Company applied for funding, and received, on May 18, 2020, an EIDL of $150,000, bearing interest at 3.75% with a 30-year term, after a one-year deferral period. The Company also received an EIDL advance grant of $9,000, on April 15, 2020.

Reverse Stock Split and Increase in Authorized Shares

In April 2020, the Company’s Board of Directors approved a 1:500 reverse stock split that was approved by stockholders controlling 80% of the Company’s common stock. The reverse stock split was effectuated on June 25, 2020 and all share and per share amounts in the accompanying financial statements are presented in post-split amounts as if the split occurred at the beginning of the earliest period presented.

In April 2020, an increase of the Company’s common stock from 12,000,000,000 to 14,000,000,000 shares was authorized.

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

Such risks include, among others, the following: international, national and local general economic and market conditions: our ability to sustain, manage or forecast our growth; material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; rules and regulation related to cryptocurrency, both domestic and foreign; liquidity of cryptocurrency; the development of the cryptocurrency market; international regulations on cryptocurrency; impact and marketplace perception as a result of enforcement matters promulgated by the Securities and Exchange Commission against bad actors in the cryptocurrency field and policy papers by the Securities and Exchange Commission on cryptocurrency; the ability to protect technology; and other factors referenced in this filing.

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

Background

We are a software development and services company that offers a suite of integrated computer network security products using proprietary technology. Our ongoing strategy is developing and marketing our suite of network security products to the corporate, financial, healthcare, legal, government, technology, insurance, e-commerce and consumer sectors. We plan to continue to grow our business primarily through our expanding sales channel and internally generated sales, rather than by acquisitions. Apart from our 49% holding in BlockSafe Technologies, Inc., we have no other subsidiaries.

In March 2020, the World Health Organization declared the spread of COVID-19 a pandemic. This outbreak continues to spread throughout the U.S. and around the world. As a result, authorities continue to implement numerous measures to try to contain the virus, including restrictions on travel, quarantines, shelter-in-place orders, business restrictions and complete shut-downs. We are not considered an “essential business” due to the industries and customers we serve. However, we have followed CDC recommendations and have continued operations with enhanced safety precautions throughout the pandemic.

Our executive office is located at 1090 King Georges Post Road, Suite 603, Edison, NJ 08837. Our telephone number is (732) 661-9641. We have 9 employees. Our Company’s website is www.strikeforcetech.com (we are not including the information contained in our website as part of, nor should the information be relied upon or incorporated by reference into, this report on Form 10-Q).

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2019

Revenues for the three months ended March 31, 2020 were $60,000 compared to $132,000 for the three months ended March 31, 2019, a decrease of $72,000 or 54.5%. The decrease in revenues was primarily due to a decrease in our software and service revenues. Revenues are derived from software, key fobs and services.

Cost of revenues for the three months ended March 31, 2020 was $3,000 compared to $4,000 for the three months ended March 31, 2019, a decrease of $1,000, or 25.0%. The decrease resulted from the decreased fees related to our revenues due to the decrease in revenues. Cost of revenues as a percentage of total revenues for the three months ended March 31, 2020 was 4.2% compared to 2.9% for the three months ended March 31, 2019.

Research and development expenses for the three months ended March 31, 2020 were $124,000 compared to $126,000 for the three months ended March 31, 2019, a nominal decrease of $2,000 or 1.6%. The salaries, benefits and overhead costs of personnel conducting research and development of our software products primarily comprises our research and development expenses.

Compensation, professional fees, and selling, general and administrative (collectively, “SGA”) expenses for the three months ended March 31, 2020 were $508,000 compared to $447,000 for the three months ended March 31, 2019, an increase of $61,000 or 13.7%. The increase was due primarily to an increase in employee stock-based compensation, warrants expense and professional fees. SG&A expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock options to employees and other general corporate expenses.

For the three months ended March 31, 2020, other expense was $331,000 as compared to other expense of $868,000 for the three months ended March 31, 2019, representing a decrease in other expense of $537,000, or 61.9%. The decrease was primarily due to increases in the change in the fair value of derivative liabilities and the extinguishment derivative liabilities and decreases in private placement costs and debt discount amortization.

Our net loss for the three months ended March 31, 2020 was $905,000 compared to $1,315,000 for the three months ended March 31, 2019, a decrease of $410,000, or 31.2%. The decrease was primarily due to increases in the change in the fair value of derivative liabilities and the extinguishment derivative liabilities and decreases in private placement costs and debt discount amortization, offset by the decrease in revenues.

Liquidity and Capital Resources

Our total current assets at March 31, 2020 were $38,000, which included cash of $13,000, as compared with $99,000 in total current assets at December 31, 2019, which included cash of $75,000. Additionally, we had a stockholders’ deficit in the amount of $15,285,000 at March 31, 2020 compared to a stockholders’ deficit of $15,464,000 at December 31, 2019. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. We financed our operations during the three months ended March 31, 2020 primarily from the issuance of convertible debentures of $471,000.

Going Concern

We have yet to establish any history of profitable operations. During the three months ended March 31, 2020, the Company incurred a net loss of $905,000 and used cash in operating activities of $490,000, and at March 31, 2020, the Company had a stockholders’ deficit of $15,285,000. In addition, we are in default on notes payable and convertible notes payable in the aggregate amount of $3,590,000. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report published on our December 31, 2019 year-end financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business. Currently, management is attempting to increase revenues and improve gross margins by a revised sales strategy. We are redirecting our sales focus from direct sales to domestic and international sales channel, where we are primarily selling through a channel of Distributors, Value Added Resellers, Strategic Partners and Original Equipment Manufacturers. While we believe in the viability of our strategy to increase revenues and in our ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to continually increase our customer base and realize increased revenues from recently signed contracts. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

Reverse Stock Split and Changes in Authorized Shares

In April 2020, our Board of Directors approved a 1:500 reverse stock split that was approved by stockholders controlling 80% of our common stock. The reverse stock split was effectuated on June 25, 2020 and all share and per share amounts on the accompanying financial statements are presented in post-split amounts as if the split occurred at the beginning of the earliest period presented. All fractional shares will be rounded up and our stock will be quoted as SFORD through July 23, 2020, and thereafter, the trading symbol will be SFOR (OTC Markets).

In April 2020, an increase of our common stock from 12,000,000,000 to 17,000,000,000 shares was authorized.

In April 2020, a decrease of our common stock from 17,000,000,000 to 14,000,000,000 shares was authorized.

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

Share-Based Payments

The Company periodically issues stock options, warrants, and shares of common stock as share-based compensation to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for such grants issued and vesting based on FASB ASC 718, Compensation – Stock Compensation (Topic 718) whereby the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period. The Company recognizes the fair value of stock-based compensation within its Statements of Operations with classification depending on the nature of the services rendered.

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

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (CFO) of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2020. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the following material weaknesses:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the interim period ended March 31, 2020. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

On December 1, 2017, The United States District Court for the Central District of California issued an opinion in the StrikeForce Technologies, Inc. v. SecureAuth Corp. case, which invalidated claims of U.S. Patent Nos. 7,870,599, 8,484,698 and 8,713,701 under 35 U.S.C. §101. We strongly disagreed with the Court’s decision and an appeal was filed by our attorney in July 2019. In October 2019, the Supreme Court of the United States denied our petition for a writ of certiorari in StrikeForce Technologies, Inc. v. SecureAuth Corp (19-103). Thus, the claims asserted against SecureAuth in the Central District of California, case no. 2:17-cv-04314-JAK-SK, remain invalid under 35 U.S.C. 101. Our three patents contain a total of 108 claims, 43 claims were deemed invalid, however, 65 claims are still valid. Despite the Supreme Court’s decision, our Protect ID® products still retain patent protection and our management intends to further expand those protections with new patents in the coming months. In the meantime, we continue to monitor the Federal Courts because there are several cases (i.e. Berkheimer v. HP), whereby a decision for Berkheimer could change the appellate landscape for 101 motion cases. Additionally, U.S. Senators Thom Tillis (R-NC) and Chris Coons (D-DE), along with several other Senators have released a bipartisan, bicameral draft bill that would reform Section 101 of the Patent Act in a manner we believe would be beneficial to us. Management continue guarantee that any pending claims or legislation will result in favorable decisions.

On November 4th, 2019, StrikeForce Technologies, Inc. v. DUO Security Inc., Civil Action No: 2-16-cv-03571-JMV-MF which was in the District of New Jersey, was dismissed with prejudice. Each party shall bear its/their own costs.

On November 5th, 2019, StrikeForce Technologies, Inc. v. Centrify Corporation, Civil Action No. 2:16-cv-03574-JMV-MF which was in the District of New Jersey, was dismissed without prejudice. Each party shall bear its/their own costs.

ITEM 1A. RISK FACTORS

COVID-19.

THE OUTBREAK OF THE CORONAVIRUS MAY NEGATIVELY IMPACT SOURCING AND MANUFACTURING OF THE PRODUCTS THAT WE SELL AS WELL AS CONSUMER SPENDING, WHICH COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The significant outbreak of COVID-19 has resulted in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and could adversely affect our business, results of operations and financial condition. We cannot, at this point, determine the extent to which the COVID-19 outbreak will impact business or the economy as both are highly uncertain and cannot be predicted.

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

In January 2020, two convertible note holders converted $211,000 of principal and $13,000 of accrued interest into 289,010 shares of common stock at conversion prices ranging from $0.70 to $0.95 per share, as adjusted by our 1:500 reverse stock split adopted on June 25, 2020.

In February 2020, three convertible note holders converted $111,000 of principal and $10,000 of accrued interest into 211,050 shares of common stock at conversion prices ranging from $0.38 to $0.65 per share, as adjusted by our 1:500 reverse stock split adopted on June 25, 2020.

In March 2020, three convertible note holders converted $125,000 of principal and $9,000 of accrued interest into 346,446 shares of common stock at conversion prices ranging from $0.18 to $0.55 per share, as adjusted by our 1:500 reverse stock split adopted on June 25, 2020.

In March 2020, we issued a total of 15 shares of restricted common stock, as adjusted by our 1:500 reverse stock split adopted on June 25, 2020, valued at $16, relating to a December 2009 retainer agreement with our SEC attorney.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

At March 31, 2020, the Company is in default on notes payable and convertible notes payable in the aggregate amount of $3,590,000.  We have not made various principal and interest payments on many of our debt obligations. We continue to seek work-out arrangements and applicable refinancing with new or revised debt or equity instruments. See Notes 2 and 4 to the condensed consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of StrikeForce Technologies, Inc.(1)
3.2	By-laws of StrikeForce Technologies, Inc. (1)
3.3	Amended By-laws of StrikeForce Technologies, Inc. (2)
3.4	Amended By-laws of StrikeForce Technologies, Inc. (3)
3.5	Articles of Amendment of StrikeForce Technologies, Inc. (2)
3.6	Amendments to Articles of Incorporation (6)
3.7	Amendments to Articles of Incorporation (7)
3.8	Registration of Classes of Securities (8)
3.9	Amendments to Articles of Incorporation (9)
3.10	Registration of Classes of Securities (10)
3.11	Amendments to Articles of Incorporation (11)
3.12	Registration of Classes of Securities (12)
3.13	Amendments to Articles of Incorporation (13)
3.14	Amendments to Articles of Incorporation (14)
3.15	Amendments to Articles of Incorporation (15)
3.16	Amendments to Articles of Incorporation (16)
3.17	Amendments to Articles of Incorporation (17)
3.18	Amendments to Articles of Incorporation (18)
3.19	Amendments to Articles of Incorporation (22)
10.1	Employment Agreement dated as of May 20, 2003, by and between StrikeForce Technologies, Inc. and Mark L. Kay (1)
10.2	Irrevocable Waiver of Conversion Rights of Mark L. Kay (4)
10.3	Irrevocable Waiver of Conversion Rights of Ramarao Pemmaraju (4)
10.4	Irrevocable Waiver of Conversion Rights of George Waller (4)
10.5	CFO Consultant Agreement with Philip E. Blocker (4)
10.6	2012 Stock Option Plan (5)
10.7	Asset Purchase Agreement between StrikeForce Technologies, Inc. and Cyber Safety, Inc., dated August 24, 2015 (18)
10.8	Amendment to the Asset Purchase Agreement and Distributor and Reseller Agreement between StrikeForce Technologies, Inc. and Cyber Safety, Inc. (19)
10.9	Execution of Litigation Funding Agreement (20)
10.10	BlockSafe Technologies, Inc. Intellectual Property License Agreement (21)
10.11	BlockSafe Technologies, Inc. Management Agreement (21)
10.12	BlockSafe Technologies, Inc. Amended Management Agreement (21)
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (23)
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (23)
32.1

Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (23)

32.2

Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (23)

____________

(1)	Filed as an exhibit to the Registrant’s Form SB-2 dated as of May 11, 2005 and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Form 8-K dated February 4, 2011 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant's Form 10-Q dated December 13, 2010 and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Form S-1/A dated July 31, 2012 and incorporated herein by reference.
(5)	Filed in conjunction with the Registrant’s Form 14A filed October 5, 2012 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Form 8-K dated February 5, 2013 and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Form 8-K dated May 14, 2013 and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Form 8-A dated July 29, 2013 and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Form 8-K dated August 22, 2013 and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Form 8-A dated October 3, 2013 and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Form 8-K dated October 3, 2013 and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant’s Form 8-A dated December 31, 2013 and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s Form 8-K dated December 31, 2013 and incorporated herein by reference.
(14)	Filed as an exhibit to the Registrant’s Form 8-K dated March 18, 2014 and incorporated herein by reference.
(15)	Filed as an exhibit to the Registrant’s Form 8-K dated December 22, 2014 and incorporated herein by reference.
(16)	Filed as an exhibit to the Registrant’s Form 8-K dated February 13, 2015 and incorporated herein by reference.
(17)	Filed as an exhibit to the Registrant’s Form 8-K dated August 4, 2015 and incorporated herein by reference.
(18)	Filed as an exhibit to the Registrant’s Form 8-K dated July 16, 2019 and incorporated herein by reference.
(19)	Filed as an exhibit to the Registrant’s Form 8-K dated February 2, 2016 and incorporated herein by reference.
(20)	Filed as an exhibit to the Registrant’s Form 8-K dated September 11, 2017 and incorporated herein by reference.
(21)	Filed as an exhibit to the Registrant’s Form 10-Q dated June 30, 2018 and incorporated herein by reference.
(22)	Filed as an exhibit to the Registrant’s Form 8-K dated June 25, 2020 and incorporated herein by reference.
(23)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signe d on its behalf by the undersigned, thereunto duly authorized.

STRIKEFORCE TECHNOLOGIES, INC.

Dated: June 29, 2020	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: June 29, 2020	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer

