Form 10-Q
period 2020-06-30
StrikeForce Technologies Inc.
filed 2020-08-19
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 16, 2020
Common stock, $0.0001 par value	15,887,721

Indicate the number of shares outstanding of each of the issuer’s classes of preferred stock, as of the latest practicable date.

Class	Outstanding at August 16, 2020
Preferred stock, Series A, no par value	3

Class	Outstanding at August 16, 2020
Preferred stock, Series B, $0.10 par value	36,667

Transitional Small Business Disclosure Format Yes ☐    No ☒

Documents Incorporated By Reference

None

STRIKEFORCE TECHNOLOGIES, INC.

INDEX TO FORM 10-Q FILING

JUNE 30, 2020

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash	$122,068	$74,648
Accounts receivable, net	20,151	19,686
Prepaid expenses	5,558	4,557

Total current assets	147,777	98,891

Property and equipment, net	2,791	5,448
Operating lease right-of-use asset	181,755	205,970
Other assets	15,348	16,376

Total Assets	$347,671	$326,685

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,254,955	$1,115,995
Convertible notes payable (net of discount of $341,321 and $422,705, respectively; including $1,481,100 and $1,438,100 in default, respectively)	1,739,419	1,860,395
Convertible notes payable - related parties	298,000	355,500
Notes payable (including $2,142,538 and $2,113,824 in default, respectively)	2,365,684	2,237,484
Notes payable - related parties	752,513	742,513
Accrued interest (including $1,378,260 and $1,396,296 due to related parties, respectively)	4,962,132	4,842,215
Contingent payment obligation	1,500,000	1,500,000
Debt settlement obligation	288,000	-
Financing obligation	1,263,200	1,263,200
Operating lease liability, current portion	48,724	46,952
Derivative liabilities	984,000	1,516,435

Total current liabilities	15,453,627	15,480,689

Notes payable, long term portion	398,212	147,890
Operating lease liability, long term portion	137,275	162,289

Total Liabilities	15,992,114	15,790,868

Commitments and Contingencies

Stockholders' Deficit
Series A Preferred stock, no par value; 100 shares authorized; 3 shares issued and outstanding	987,000	987,000
Series B Preferred stock par value $0.10: 100,000,000 shares authorized; 36,667 shares issued and outstanding	3,667	3,667
Preferred stock series not designated par value $0.10: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.0001: 14,000,000,000 shares authorized; 9,363,610 and 5,905,388 shares issued and outstanding, respectively	936	591
Additional paid-in capital	30,563,874	28,674,569
Accumulated deficit	(46,401,808)	(44,352,595)
Total StrikeForce Technologies, Inc. stockholders' deficit	(14,846,331)	(14,686,768)
Noncontrolling interest in consolidated subsidiary	(798,112)	(777,415)

Total Stockholders' Deficit	(15,644,443)	(15,464,183)

Total Liabilities and Stockholders' Deficit	$347,671	$326,685

See accompanying notes to the condensed consolidated financial statements

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$50,884	$307,739	$110,844	$439,426

Operating expenses:
Cost of revenue	6,511	2,210	9,015	6,081
Compensation	166,569	197,393	331,218	370,912
Professional fees	193,596	115,487	336,110	286,040
Selling, general and administrative expenses	178,956	65,661	379,655	169,031
Research and development	123,750	123,750	247,500	250,212

Total operating expenses	669,382	504,501	1,303,498	1,082,276

Loss from operations	(618,498)	(196,762)	(1,192,654)	(642,850)

Other income (expense):
Interest expense (including $65,237 and $63,1560 to related parties, respectively)	(161,679)	(121,213)	(333,498)	(246,242)
Debt discount amortization	(188,112)	(295,699)	(407,962)	(595,165)
Private placement costs	-	(145,511)	(103,500)	(342,558)
Change in fair value of derivative liabilities	13,000	(521,334)	212,435	(681,710)
Gain/(loss) on extinguishment of debt	(252,524)	64,268	(287,376)	(22,301)
Other income	42,645	33,266	42,645	33,266

Other income (expense), net	(546,670)	(986,223)	(877,256)	(1,854,710)

Net loss	(1,165,168)	(1,182,985)	(2,069,910)	(2,497,560)

Net loss attributable to noncontrolling interest	12,093	66,589	20,697	178,378

Net loss attributable to StrikeForce Technologies, Inc.	$(1,153,075)	$(1,116,396)	$(2,049,213)	$(2,319,182)

Net loss per common share
-Basic and diluted	$(0.15)	$(0.22)	$(0.29)	$(0.47)

Weighted average common shares outstanding
-Basic and diluted	7,811,894	4,986,303	7,058,500	4,893,377

See accompanying notes to the condensed consolidated financial statements

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (Unaudited)

Three months ended June 30, 2020

	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at April 1, 2020	3	$987,000	36,667	$3,667	6,751,909	$677	$29,758,210	$(45,248,733)	$(786,019)	$(15,285,198)

Fair value of common stock issued for services	-	-	-	-	98,865	9	19,999	-	-	20,008

Fair value of vested options	-	-	-	-	-	-	102,054	-	-	102,054

Warrants issued with convertible notes	-	-	-	-	-	-	-	-	-	-

Common stock issued upon conversion of notes and interest	-	-	-	-	2,068,377	206	585,655	-	-	585,861

Common stock issued upon conversion of debt settlement	-	-	-	-	444,459	44	97,956	-	-	98,000

Net loss	-	-	-	-	-	-	-	(1,153,075)	(12,093)	(1,165,168)

Balance at June 30, 2020 (unaudited)	3	$987,000	36,667	$3,667	9,363,610	$936	$30,563,874	$(46,401,808)	$(798,112)	$(15,644,443)

Six months ended June 30, 2020

	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at January 1, 2020	3	$987,000	36,667	$3,667	5,905,388	$591	$28,674,569	$(44,352,595)	$(777,415)	$(15,464,183)

Fair value of common stock issued for services	-	-	-	-	98,880	10	20,012	-	-	20,022

Fair value of vested options	-	-	-	-	-	-	216,426	-	-	216,426

Warrants issued with convertible notes	-	-	-	-	-	-	37,500	-	-	37,500

Common stock issued upon conversion of notes and interest	-	-	-	-	2,914,883	291	1,517,411	-	-	1,517,702

Common stock issued upon conversion of debt settlement	-	-	-	-	444,459	44	97,956	-	-	98,000

Net loss	-	-	-	-	-	-	-	(2,049,213)	(20,697)	(2,069,910)

Balance at June 30, 2020 (unaudited)	3	$987,000	36,667	$3,667	9,363,610	$936	$30,563,874	$(46,401,808)	$(798,112)	$(15,644,443)

See accompanying notes to the condensed consolidated financial statements

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (Unaudited)

Three months ended June 30, 2019

	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at April 1, 2019	3	987,000	36,667	3,667	4,894,399	489	27,167,476	(42,027,396)	(667,259)	(14,536,293)

Fair value of common stock issued for services	-	-	-	-	15	1	26	-	-	27

Fair value of vested options	-	-	-	-	-	-	961	-	-	961

Common stock issued upon conversion of notes and interest	-	-	-	-	237,951	24	445,469	-	-	445,493

Net loss	-	-	-	-	-	-	-	(1,116,396)	(66,589)	(1,182,985)

Balance at June 30, 2019 (Unaudited)	3	$987,000	36,667	$3,667	5,132,365	$514	$27,613,932	$(43,143,792)	$(734,118)	$(15,272,797)

Six months ended June 30, 2019

	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at January 1, 2019	3	987,000	36,667	3,667	4,747,499	475	26,586,704	(40,824,610)	(555,740)	(13,802,504)

Fair value of common stock issued for services	-	-	-	-	30	1	95	-	-	96

Fair value of vested options	-	-	-	-	-	-	1,912	-	-	1,912

Fair value of warrants issued with convertible notes	-	-	-	-	-	-	-	-	-	-

Common stock issued upon conversion of notes and interest	-	-	-	-	384,836	38	1,025,221	-	-	1,025,259

Net loss	-	-	-	-	-	-	-	(2,319,182)	(178,378)	(2,497,560)

Balance at June 30, 2019 (Unaudited)	3	$987,000	36,667	$3,667	5,132,365	$514	$27,613,932	$(43,143,792)	$(734,118)	$(15,272,797)

See accompanying notes to the condensed consolidated financial statements

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,069,910)	$(2,497,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,685	3,698
Amortization of discount on notes payable	407,962	595,165
Amortization of right-of-use asset	24,215	14,627
Fair value of common stock issued for services	20,022	96
Fair value of vested options	216,426	1,912
Change in fair value of derivative liabilities	(212,435)	681,710
Private placement costs	103,500	342,558
Fair value of shares issued for interest expense	26,000	-
Loss on extinguishment of debt	287,376	22,301
Changes in operating assets and liabilities:
Accounts receivable	(465)	(52,391)
Prepaid expenses	(1,001)	3,884
Accounts payable and accrued expenses	163,585	(30,522)
Accrued interest	264,180	245,993
Operating lease liability	(23,242)	(13,261)
Net cash used in operating activities	(790,102)	(681,790)

Cash flows from financing activities:
Proceeds from convertible notes payable	471,000	578,000
Proceeds from notes payable	543,161	-
Proceeds from notes payable-related parties	10,000	-
Repayment of convertible note payable	(43,000)	-
Repayment of notes payable	(143,639)	(5,000)
Proceeds from finance obligation	-	112,500
Net cash provided by financing activities	837,522	685,500

Net increase in cash	47,420	3,710

Cash at beginning of the period	74,648	86,160

Cash at end of the period	$122,068	$89,870

Supplemental disclosure of cash flow information:
Interest paid	$50,918	$-
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing transactions
Fair value of derivative upon issuance of convertible debt recorded as debt discount	$471,000	$578,000
Right-of-use assets obtained in exchange for operating lease obligations	$-	$214,272
Common stock issued for conversion of notes and accrued interest	$1,517,702	$1,025,259
Convertible note, accrued interest, and accounts payable assumed by debt settlement obligation	$197,738	$-
Common stock issued for payment of debt settlement obligation	$98,000	$-
Convertible note and accrued interest exchanged for common stock, net of discount	$684,011	$-
Notes payable and accrued interest exchanged for financing obligation	$-	$315,200
Warrants issued with convertible notes	$37,500	$-

See accompanying notes to the condensed consolidated financial statements

StrikeForce Technologies, Inc.

Notes to the Condensed Consolidated Financial Statements

Three and six months ended June 30, 2020 and 2019

 (Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies

StrikeForce Technologies, Inc. (the “Company”) is a software development and services company that offers a suite of integrated computer network security products using proprietary technology. The Company’s operations are based in Edison, New Jersey.

Basis of Presentation-Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2020. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2019 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the SEC on May 1, 2020.

The consolidated financial statements include the accounts of the Company and its controlled subsidiary, BlockSafe Technologies, Inc. (“BST”). BST is owned 49% by the Company and 31% by three executive officers of the Company, which combined represents an 80% controlling interest in BST. Accordingly, BST is consolidated by the Company. Intercompany balances and transactions have been eliminated in consolidation. At June 30, 2020, noncontrolling interests represents 51% of BST that the Company does not directly own.

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

COVID-19

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, has adversely affected workforces, customers, economies, and financial markets globally. It has also disrupted the normal operations of many businesses. This outbreak could decrease spending, adversely affect demand for the Company’s products, and harm the Company’s business and results of operations. In the quarter ended June 30, 2020, the Company believes the COVID-19 pandemic did impact its operating results as sales to customers in the second quarter were down 17% from the first quarter of the year. However, the Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

As of June 30, 2020, the Company has been following the recommendations of local health authorities to minimize exposure risk for its team members for the past several weeks, including the temporary closure of its corporate office and having team members work remotely. Most customers and vendors have transitioned to electronic submission of invoices and payments.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the six months ended June 30, 2020, the Company incurred a net loss of $2,069,910 and used cash in operating activities of $790,102 and at June 30, 2020, the Company had a stockholders’ deficit of $15,644,443. Also, at June 30, 2020, the Company is in default on notes payable and convertible notes payable in the aggregate amount of $3,623,638. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued.  In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2019 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At June 30, 2020, the Company had cash on hand in the amount of $122,068. Subsequent to June 30, 2020, the Company issued three unsecured convertible promissory notes for proceeds of $159,500. Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan to increase its customer base and realize increased revenues. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

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

Cost of revenue includes direct costs and fees related to the sale of our products.

The following tables present our revenue disaggregated by major product and service lines:

	Three months ended
	June 30, 2020	June 30, 2019
Software	$49,093	$264,577
Service	1,791	43,162
Total revenue	$50,884	$307,739

	Six months ended
	June 30, 2020	June 30, 2019
Software	$107,567	$390,791
Service	3,277	48,635
Total revenue	$110,844	$439,426

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

As of June 30, 2020 and December 31, 2019, the Company’s balance sheet includes Level 2 liabilities comprised of the fair value of embedded derivative liabilities of $984,000 and $1,516,435, respectively (see Note 9).

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

	Six months ended
	June 30, 2020	June 30, 2019
Options to purchase common stock	633,000	519,000
Warrants to purchase common stock	150,575	-
Convertible notes	8,031,979	355,709
Convertible Series B Preferred stock	387,984	33,651
Total	9,203,538	908,360

Concentrations

For the six months ended June 30, 2020, sales to two customers comprised 71% and 14% of revenues, respectively. For the six months ended June 30, 2019, sales to three customers comprised 64%, 19% and 11% of revenues, respectively. At June 30, 2020, two customers comprised 49% and 32% of accounts receivable, respectively.

The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits. At June 30, 2020, the Company did not have cash deposits that exceeded the federally insured limit of $250,000 per account. The Company believes that no significant concentration of credit risk exists with respect to its cash balances because of its assessment of the creditworthiness and financial viability of the financial institution.

Reclassification

In presenting the Company’s consolidated statements of operations for the three and six months ended June 30, 2019, the Company presented the loss on extinguishment of debt of ($271,356) and ($700,993), respectively, and a gain on extinguishment of related derivatives of $335,624 and $678,692, respectively, as two separate amounts. In presenting the Company’s consolidated statements of operations for the three and six months ended June 30, 2020, the Company has reclassified the two amounts into $64,268 and ($22,301), respectively, of gain/(loss) on extinguishment of debt in the accompanying consolidated statements of operations for the three and six months ended June 30, 2019. This reclassification has no effect on the results of operations, stockholders’ deficit, and cash flows previously reported.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective January 1, 2024, for the Company. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. Management is currently evaluating the effect of the adoption of ASU 2020-06 on the consolidated financial statements, but currently does not believe ASU 2020-06 will have a significant impact on the Company’s accounting for its convertible debt instruments as they are not considered indexed to the Company’s own stock. The effect will largely depend on the composition and terms of the financial instruments at the time of adoption.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 2 - Convertible Notes Payable

Convertible notes payable consisted of the following:

	June 30, 2020	December 31, 2019
Secured
(a) DART/Citco Global, in default	$542,588	$542,588

Unsecured
(b) Convertible notes with fixed conversion prices, in default	895,512	895,512
(c) Convertible notes with adjustable conversion prices ($43,000 in default at June 30, 2020)	642,640	845,000
Total convertible notes principal outstanding	2,080,740	2,283,100
Debt discount	(341,321)	(422,705)
Convertible notes, net of discount	$1,739,419	$1,860,395

(a)

At December 31, 2019 and June 30, 2020, convertible notes payables due to DART/Citco Global totaled $542,588. The notes are secured by all of the Company’s assets, were due in 2010, and are currently in default. Beginning in 2009, the note holder agreed to the forbearance of any interest on the notes payable to DART/Citco Global. The DART/Citco Global note payables are convertible into less than one share of the Company’s common stock based on a fixed conversion price adjusted for applicable reverse stock splits.

(b)

At December 31, 2019 and June 30, 2020, convertible notes payable with fixed conversion prices totaled $895,512. The notes are unsecured, bear interest at 8% to 18% per annum, were due on various dates from March 2008 to March 2015, and are currently in default. The aggregate notes are convertible into less than one share of the Company’s common stock based on fixed conversion prices adjusted for applicable reverse stock splits. At December 31, 2019, the balance of the accrued interest on the fixed convertible notes was $1,154,095. During the six months ended June 30, 2020, interest of $37,463 was accrued. At June 30, 2020, the balance of accrued interest on the fixed convertible notes was $1,191,558.

(c)

At December 31, 2019, there were $845,000 of convertible notes with adjustable conversion prices outstanding. During the six months ended June 30, 2020, convertible notes for $471,000 were issued, a convertible note for $43,000 was repaid, and convertible notes for $630,360 were converted into shares of the Company’s common stock (see discussions below). At June 30, 2020, the balance of the convertible notes with adjustable conversion prices was $642,640.

During the six months ended June 30, 2020, the Company issued six convertible notes payable with adjustable conversion prices to four lenders for aggregate proceeds of $471,000, bearing interest at 8% to 10% per annum, unsecured, and maturing between October 2020 and March 2021. At the option of the holder, the notes are convertible into shares of common stock of the Company at a price per share discount of 58% to 62% of the market price of the Company’s common stock, as defined, for 15 to 25 days preceding a conversion notice. As a result, the Company determined that the conversion options of the convertible notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance. The Company determined that upon issuance of the convertible notes during the six months ended June 30, 2020, the initial fair value of the embedded conversion feature totaled $535,000 (see Note 9), of which $431,500 was recorded as debt discount to be amortized over the term of the related notes, and the remainder of $103,500 was recorded as private placement costs. In addition, one of the convertible notes issued during the six months ended June 30, 2020, was issued with warrants to purchase 50,000 shares of the Company’s common stock (see Note 11). The Company determined the relative fair value of the warrants was $37,500, which was recorded as debt discount to be amortized over the term of the related note.

During the six months ended June 30, 2020, lenders elected to convert eleven notes totaling $630,360 plus interest of $53,650 (total of $684,010) into 2,914,883 shares of the Company’s common stock at conversion prices ranging from $0.06 to $0.95 per share. On the dates of conversion, the closing price of the Company’s common stock ranged from $0.15 to $1.65 per share for a total fair value of shares of $1,517,702. The Company followed the general extinguishment model to record the settlement of the debt. The liabilities for the debt and conversion feature totaled $1,392,589, and was made up of debt and accrued interest of $684,010, the related unamortized debt discount of ($144,422), and the derivative liability related to the conversion option of the debt, after final valuation, of $853,000. The shares issued were measured at their fair value of $1,517,702, and the difference of $125,114 was recorded as loss on extinguishment of debt.

At December 31, 2019, the balance of unamortized discount on convertible notes with adjustable conversion features was $422,705. During the six months ended June 30, 2020, debt discount of $471,000 was recorded, debt discount amortization of $407,962 was recorded, and $144,422 of debt discount was removed related to debt that was converted. At June 30, 2020, the balance of the unamortized discount was $341,321.

Note 3 - Convertible Notes Payable – Related Parties

At December 31, 2019, convertible notes payable - related parties totaled $355,500. During the six months ended June 30, 2020, two notes aggregating $57,500 held by the Company’s VP of Technology were extinguished as part of a debt settlement obligation transaction (see Note 8). At June 30, 2020, the balance of convertible notes payable-related parties totaled $298,000. The notes are made up of ten convertible note payables, are unsecured, and have extended due dates of December 31, 2020. Six notes totaling $268,000 are due to the Company’s Chief Executive Officer, at a compounded interest rate of 8% per annum; and four notes totaling $30,000 are due to the spouse of the Company’s Chief Technology Officer at a compounded interest rate of 8% per annum. The aggregate notes are convertible into less than one share of the Company’s common stock at fixed conversion prices adjusted for applicable reverse stock splits.

At December 31, 2019, accrued interest due for the convertible notes – related parties was $636,272. During the six months ended June 30, 2020, interest of $37,274 was accrued, and accrued interest of $82,212 due to the Company’s VP of Technology was extinguished as part of a debt settlement obligation transaction (see Note 8). At June 30, 2020, accrued interest due for the convertible notes – related parties was $591,334.

Note 4 - Notes Payable

Notes payable consisted of the following:

	June 30, 2020	December 31, 2019
Unsecured notes
(a) Notes payable-in default	$1,638,824	$1,638,824
(b) Notes payable issued by BST-in default	475,000	475,500
(c) Note payable-PPP loan	313,212	-
(d) Note payable-EID loan	150,000	-

Secured notes payable
(e) Notes payable ($28,714 in default at June 30, 2020)	186,860	271,550
Total notes payable principal outstanding	2,763,896	2,385,374
Less current portion of notes payable	(2,365,684)	(2,237,484)
Long term notes payable	$398,212	$147,890

(a)

At December 31, 2019 and June 30, 2020, notes payable totaled $1,638,824. The notes bear interest at 8% to 14% per annum, are unsecured, and were due on various dates from December 2011 to July 2017 and are currently in default. At December 31, 2019, the balance of the accrued interest on the notes payable was $2,183,352. During the six months ended June 30, 2020, $83,798 of interest was accrued. At June 30, 2020, accrued interest on the promissory notes payable was $2,267,151.

(b)

At December 31, 2019 and June 30, 2020, the Company’s consolidated subsidiary BST (see Note 1) had $475,500 of outstanding promissory notes. The notes bear interest at 8% per annum, are unsecured, matured through September 2019, and are currently in default. In conjunction with these notes, the Company recorded a related financing obligation (See Note 6). At December 31, 2019, the balance of the accrued interest on the notes payable-BST was $70,545. During the six months ended June 30, 2020, $18,948 of interest was accrued. At June 30, 2020, accrued interest on the notes payable-BST was $89,493.

(c)

On April 7, 2020, the Company was granted a loan (the “PPP loan”) from Chase Bank in the aggregate amount of $313,212, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The PPP loan agreement is dated April 7, 2020, matures on April 7, 2022, bears interest at a rate of 1% per annum, with the first six months of interest deferred, is payable monthly commencing on October 2020, and is unsecured and guaranteed by the U.S. Small Business Administration (“SBA”). The loan term may be extended to April 7, 2025, if mutually agreed to by the Company and lender. The Company applied ASC 470, Debt, to account for the PPP loan. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP loan may only be used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, qualifying group health care benefits, qualifying rent and debt obligations, and qualifying utilities. The Company intends to use the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. The Company intends to apply for forgiveness of the PPP loan with respect to these qualifying expenses, however, the Company cannot assure that such forgiveness of any portion of the PPP loan will occur. As for the potential loan forgiveness, once the PPP loan is, in part or wholly, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The Company was in compliance with the terms of the PPP loan as of June 30, 2020.

(d)

On May 15, 2020, the Company received a $150,000 loan (the “EID Loan”) from the SBA under the SBA’s Economic Injury Disaster Loan program. The EID Loan has a thirty-year term and bears interest at a rate of 3.75% per annum. Monthly principal and interest payments of $0.7 per month are deferred for twelve months and commence in May 2021. The EID Loan may be prepaid at any time prior to maturity with no prepayment penalties. The proceeds from the EID Loan must be used for working capital. The EID Loan contains customary events of default and other provisions customary for a loan of this type. The Company was in compliance with the terms of the EID loan as of June 30, 2020.

(e)

At December 31, 2019, secured notes payable totaled $271,550. During the six months ended June 30, 2020, the Company issued two notes payable aggregating $158,408, of which $79,949 was received through June 30, 2020. In addition, during the six months ended June 30, 2020, the Company made principal payments of $146,639 on the secured notes payable, and one secured note aggregating $21,000 was extinguished as part of a debt settlement obligation transaction (see Note 8). At June 30, 2020, the outstanding balance of the secured note payables was $186,860. The notes bear interest at 8% to 148% per annum, each agreement is secured by substantially all of the assets of the Company, and the notes mature through April 2021. During the six months ended June 30, 2020, $64,247 of interest was accrued, $40,850 of interest was paid on the secured note payables and $8,400 was extinguished as part of a debt settlement obligation transaction (see Note 8). Two notes for $28,714 were due in April 2020 and were not repaid in full when due. The Company and the note holders are in negotiations to extend the due dates of the loans.

Note 5 - Notes Payable – Related Parties

At December 31, 2019, the balance of notes payable-related parties totaled $742,513. During the six months ended June 30, 2020, the Company issued one note payable for $10,000 to its Chief Executive Officer. At June 30, 2020, the balance of notes payable-related parties totaled $752,513. The notes are made up of nineteen notes payable due to the Company’s Chief Executive Officer, are non-interesting bearing or bear interest at rates ranging from 8% per annum to 10% per annum, are unsecured, and are due on December 31, 2020.

At December 31, 2019, accrued interest due for the notes was $760,024. During the six months ended June 30, 2020, interest of $27,963 was accrued. At June 30, 2020, accrued interest due for the notes was $787,987.

Note 6 – Financing Obligation

At December 31, 2019 and June 30, 2020, the Company’s consolidated subsidiary, BST, had recorded a financing obligation of $1,263,000 to be paid in tokens, as defined. At June 30, 2020 and through the date of filing, BST has not developed or issued any tokens and there is no assurance as to whether, or at what amount, or on what terms, tokens will be available to be issued, if ever. At June 30, 2020, as the tokens do not exist, and any amounts received for tokens are not considered equity or revenue, management determined that 100% of the obligation of $1,263,200 is a liability to be settled by BST, through the issuance of tokens, or through other means if tokens are never issued.

Note 7 – Contingent Payment Obligation

On September 6, 2017, the Company entered into a litigation funding agreement with Therium Inc. (subsequently Therium Luxembourg) and VGL Capital, LLC (collectively the “Funders”). Under the agreement, the Company received $1,500,000 from the Funders to allow the Company to pursue patent enforcement actions against infringements of its patents (see Note 12). In exchange, the Funders are entitled to receive, after the payment of legal fees, the first $1,500,000 from the gross proceeds of any claims awarded, 10% of any additional claim proceeds until the Funders have received an additional $7,500,000, and 2.5% of any claim proceeds thereafter. The Funders shall be paid only in the event that the Company achieves recoveries of claim proceeds. At December 31, 2019 and June 30, 2020, the Company has reflected the $1,500,000 received from the Funders as a contingent payment obligation to be paid only if claim proceeds are recovered.

Note 8 – Debt Settlement Obligation

On May 13, 2020, the Company entered into a settlement agreement with Continuation Capital, Inc (“Continuation”). Continuation agreed to pay $197,738 owed to Company creditors, including $139,712 of convertible debt and accrued interest due to a related party (see Note 3), $29,400 of secured notes payable and accrued interest (see Note 4) and $28,626 of accounts payable. In exchange, the Company agreed to issue shares of its common stock to Continuation as consideration for the extinguishment of the debt, accrued interest, and accounts payables. The shares to be issued will be determined at a discount based on 45% of the lowest closing price of the Company common stock for the 30 trading days prior to the date of any issuance for payment. The Company determined that the settlement agreement with Continuation was a contract to settle debt with a variable number of shares based on a fixed monetary amount known at inception, and in accordance with ASC 480-10, the obligation was measured at fair value. The Company determined the fair value of the settlement obligation was $360,000 and recorded this as a liability. During the six months ended June 30, 2020, the Company issued 444,459 shares of its common stock to Continuation for the payment of $72,000 of the settlement obligation. At June 30, 2020, the balance of the debt settlement obligation liability was $288,000.

When the Company initially recorded the obligation, the difference between the $360,000 fair value and $197,738 of debt and accounts payables assumed by Continuation was recorded as a loss on extinguishment of debt of $162,262  The fair value of the 444,459 shares issued for payment of $72,000 of the settlement obligation was determined to be $98,000 based on the closing price of the shares on the date issued, and the difference of $26,000 was recorded as interest expense.  As part of the transaction, the Company also issued 90,909 shares of common stock to Continuation as a fee.  The fair value of the shares issued for fees was determined to be $18,182 and is included in general and administrative expenses.

Note 9 – Derivative Financial Instruments

At June 30, 2020, the Company had convertible promissory notes outstanding that are convertible into shares of common stock of the Company at the option of the holders at price per share discounts ranging from 20% to 62% of the Company’s common stock market price, as defined in the note agreements. As the ultimate determination of shares to be issued upon conversion of these notes could exceed the current number of available authorized shares, the Company determined that the conversion features of the convertible notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities. Accordingly, the conversion features of the notes were separated from the host contracts (i.e. the notes) and characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At December 31, 2019, the balance of the derivative liabilities was $1,516,435. During the six months ended June 30, 2020, the Company recorded additions of $535,000 related to the conversion features of notes issued during the period (see Note 3), and a decrease in fair value of derivatives of $212,435. In addition, the Company recorded a decrease in derivative liability of $855,000 related to derivative liabilities that were extinguished when the related convertible note payable was converted into shares of common stock (see Notes 3 and 11). At June 30, 2020, the balance of the derivative liabilities was $984,000.

At June 30, 2020, the fair value of the Company’s embedded derivatives were estimated using the Monte Carlo simulation model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the conversion features, and future dividends. The fair value of the embedded derivative was determined using the following assumptions:

	June 30, 2020	January 2020 to June 2020 (dates of inception)	December 31, 2019
Conversion feature:
Risk-free interest rate	0.16%	0.11%-0.17%	1.59%
Expected volatility	166%	152%-166%	145%-155%
Expected life (in years)	1 year	1 year	0.25 to 1 year
Expected dividend yield	-	-	-

Fair Value:
Conversion feature	$984,000	$535,000	$1,516,435

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

The following table sets forth a summary of the changes in the estimated fair value of our embedded derivative during the six months ended June 30, 2020 and 2019:

	Six months ended June 30, 2020	Six months ended June 30, 2019
Fair value at beginning of period	$1,516,435	$1,313,904
Recognition of derivative liabilities upon initial valuation	535,000	920,558
Extinguishment of derivative liabilities	(855,000)	(678,692)
Net change in the fair value of derivative liabilities	(212,435)	681,710
Fair value at end of period	$984,000	$2,237,480

Note 10 - Operating Lease

In January 2019, the Company entered into a noncancelable operating lease for its headquarters office requiring payments of $4,409 per month, payments increasing 3% each year, and ending on January 31, 2024. At June 30, 2020, the remaining lease term was 3.58 years. The Company does not have any other leases.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Six months ended June 30, 2020	Six months ended June 30, 2019
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$28,092	$27,727

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2020	$27,118	$26,457
Weighted average remaining lease term – operating leases (in years)	3.6	4.6
Average discount rate – operating leases	10.0%	10.0%

The supplemental balance sheet information related to leases for the period is as follows:

At June 30, 2020
Operating leases
Long-term right-of-use assets	$181,755

Short-term operating lease liabilities	$48,724
Long-term operating lease liabilities	137,275
Total operating lease liabilities	$185,999

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
2020 (remaining 6 months)	$27,251
2021	56,000
2022	57,680
2023	59,410
2024	4,963
Total lease payments	205,304
Less: Imputed interest/present value discount	(19,305)
Present value of lease liabilities	$185,999

Lease expenses were $28,092 and $27,727 during the six months ended June 30, 2020 and 2019, respectively.

Note 11 – Stockholders’ Deficit

Common Stock

During the six months ended June 30, 2020, the Company issued an aggregate of 3,458,678 shares of its common stock as follows:

•	The Company issued 98,880 shares of its common stock for services, valued at $20,022.

•

Convertible note holders converted $630,360 of principal and $54,650 of accrued interest into 2,914,883 shares of common stock at conversion prices ranging from $0.06 to $0.95 per share, with a total fair value of $1,517,702 (see Note 2).

•	A funder converted a settlement liability of $72,000 into 444,459 shares of common stock at conversion prices ranging from $0.0825 to $0.11 per share, with a total fair value of $98,000 (see Note 8).

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

The table below summarizes the Company’s warrant activities for the six months ended June 30, 2020:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, January 1, 2020	100,575	$0.75-2.90	$1.1185
Granted	50,000	0.75	0.75
Canceled/Expired	-	-	-
Exercised	-	-	-
Balance outstanding, June 30, 2020	150,575	$0.75-2.90	$0.996

Balance exercisable, June 30, 2020	150,575	$0.75-2.90	$0.996

At June 30, 2020, the intrinsic value of the warrants was $175,575.

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2020:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.75	133,333	5.00	$0.75

$2.90	17,242	5.00	$2.90

$0.75 - $2.90	150,575	5.00	$0.996

Note 12 - Stock-Based Compensation

At June 30, 2020, the Company had options exercisable into 633,000 shares of the Company’s common stock, with remaining estimated lives of approximately eight years. The options had been issued in 2017 and 2019 with a total fair value of approximately $475,000. The options have exercise prices generally ranging from $2.05 to $3.10 per share, and the fair value of the options is amortized over vesting terms which ranged from three to six months.

For the six months ended June 30, 2020 and 2019, the Company recognized compensation costs of $216,426 and $1,912, respectively, related to the fair value of vested options.  At June 30, 2020, there was no unamortized fair value of options to be recognized as compensation in future periods.

The table below summarizes the Company’s stock option activities for the period January 1, 2020 to June 30, 2020:

	Number of Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, January 1, 2020	633,000	$2.05-3.125	$2.93

Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance outstanding, June 30, 2020	633,000	$2.05-3.125	$2.93
Balance exercisable, June 30, 2020	633,000	$2.05-3.125	$2.93

At June 30, 2020, the intrinsic value of outstanding options was zero.

The following table summarizes information concerning the Company’s stock options as of June 30, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$2.85	126,000	10.00	$2.85	126,000	10.00	$2.85
$2.05	115,000	10.00	$2.05	115,000	10.00	$2.05
$3.125	392,000	10.00	$3.125	392,000	10.00	$3.125
$0.0041 - 975,000,000	633,000	10.00	$2.93	633,000	10.00	$2.93

Note 13 - Commitments and Contingencies

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

Asset Sale and Licensing Agreement

On August 24, 2015, the Company entered into an agreement with Cyber Safety, Inc., a New York corporation (“Cyber Safety”) for Cyber Safety to license, and retain an option to purchase, the patents and intellectual property related to the GuardedID® and MobileTrust® software. Cyber Safety had the option to buy the Company’s GuardedID® patent for $10,000,000 that expires on September 30, 2021. If the purchase price is not paid by September 30, 2021, it will increase to $11,000,000 and be due September 30, 2022. The Company anticipates, but cannot guarantee, Cyber Safety will complete the purchase by September 30, 2021. Cyber Safety also licensed the Malware Suite until September 30, 2020 and agreed to pay the Company 15% to 20% of the net amount Cyber Safety receives from this product. During the six months ended June 30, 2020 and 2019, the Company recorded revenue of $0 and $280,000, respectively, from Cyber Safety.

Note 14 – Subsequent Events

Subsequent to June 30, 2020, the Company issued three unsecured convertible promissory notes aggregating $159,500, bearing interest at 8% per annum, and maturing in twelve months through July 2021. At the option of the holder, the notes are convertible into shares of common stock of the Company at a price per share discount of 61% to 70% of the market price of the Company’s common stock, as defined, for 15 to 20 days preceding a conversion notice. In July 2020, in connection with the issuance of one convertible note that aggregated $25,000, the Company issued warrants to purchase 588,235 shares of the Company’s common stock. The warrants were exercisable immediately, at an exercise price of $0.085 per share, and expire in 5 years.

Subsequent to June 30, 2020, convertible notes aggregating $132,901 of principal and $7,618 of accrued interest were converted into 3,841,085 shares of common stock at conversion prices ranging from $0.0214 to $0.061938 per share.

Subsequent to June 30, 2020, the Company issued 2,680,000 shares of common stock with a fair value of approximately $250,000 to pay off approximately $137,000 of the debt settlement obligation.

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

Such risks include, among others, the following: international, national and local general economic and market conditions: our ability to sustain, manage or forecast our growth; material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the implications and consequences of the COVID-19 pandemic on our business and on our clients’ business, the ability to attract and retain qualified personnel; rules and regulation related to cryptocurrency, both domestic and foreign; liquidity of cryptocurrency; the development of the cryptocurrency market; international regulations on cryptocurrency; impact and marketplace perception as a result of enforcement matters promulgated by the Securities and Exchange Commission against bad actors in the cryptocurrency field and policy papers by the Securities and Exchange Commission on cryptocurrency; the ability to protect technology; and other factors referenced in this filing.

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

In March 2020, the World Health Organization declared the spread of COVID-19 a pandemic. This outbreak continues to spread throughout the U.S. and around the world. As a result, authorities continue to implement numerous measures to try to contain the virus, including restrictions on travel, quarantines, shelter-in-place orders, business restrictions and complete shut-downs. We are not considered an “essential business” due to the industries and customers we serve. As of June 30, 2020, we have been following the recommendations of the CDC and state/local health authorities to minimize exposure risk for our team members for the past several months, including the temporary closure of our corporate office and having our team members work remotely. Most customers and vendors have transitioned to electronic submission of invoices and payments. The COVID-19 pandemic has resulted in longer response times from potential new customers and certain existing customers. We cannot anticipate the effect that the impairments caused by the COVID-19 pandemic will have on our fiscal 2020 results. We will continue to evaluate the nature and extent of COVID-19’s impact to our business, consolidated results of operations, financial condition and liquidity, and our results presented herein are not necessarily indicative of the results to be expected for future periods in 2020 or the full fiscal year.

Management believes that cyber security is a growing requirement as the pandemic continues, more people are working remotely as well as using digital forms on a regular basis. Consequently, the market demand, in our estimation, is increasing. However, our Company is also experiencing the impact of the pandemic. Currently our management is not working from our office location and this impairs our ability coordinate growth and impedes our ability to take advantage of the increasing market demand. Instead, like many businesses, we are focused in maintaining our business, in contrast to the prior business plan of continued growth. Most, if not all, of our business continues from home where it is difficult to operate under normal conditions. Many of our current clients also have experienced a dramatic slowdown in their business, limiting their ability to have the resources to pay for our services. We still produce revenues, we anticipate, but cannot guarantee, we will have the resources to advance our video conferencing tool that will we believe will provide authentication and encryption (using our products already built), for which we believe will have a great interest in the market. Currently, we have companies already interested in our beta that we will be starting in the fourth quarter of 2020.

Our executive office is located at 1090 King Georges Post Road, Suite 603, Edison, NJ 08837. Our telephone number is (732) 661-9641. We have 9 employees. Our Company’s website is www.strikeforcetech.com (we are not including the information contained in our website as part of, nor should the information be relied upon or incorporated by reference into, this report on Form 10-Q).

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2019

Revenues for the three months ended June 30, 2020 were $51,000 compared to $308,000 for the three months ended June 30, 2019, a decrease of $257,000 or 83.4%. The decrease in revenues was primarily due to impairments caused by the COVID-19 pandemic that resulted in a decrease in our software and service revenues. Revenues are derived from software, key fobs and services.

Cost of revenues for the three months ended June 30, 2020 was $7,000 compared to $2,000 for the three months ended June 30, 2019, an increase of $5,000, or 250%. The increase resulted from the increased fees related to certain revenues. Cost of revenues as a percentage of total revenues for the three months ended June 30, 2020 was 12.8% compared to 0.8% for the three months ended June 30, 2019.

Research and development expenses for the three months ended June 30, 2020 were $124,000 compared to $124,000 for the three months ended June 30, 2019. The salaries, benefits and overhead costs of personnel conducting research and development of our software products primarily comprises our research and development expenses.

Compensation, professional fees, and selling, general and administrative (collectively, “SGA”) expenses for the three months ended June 30, 2020 were $539,000 compared to $379,000 for the three months ended June 30, 2019, an increase of $160,000 or 42.2%. The increase was due primarily to an increase in employee stock-based compensation and professional fees. SG&A expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock options to employees and other general corporate expenses.

For the three months ended June 30, 2020, other expense was $547,000 as compared to other expense of $986,000 for the three months ended June 30, 2019, representing a decrease in other expense of $439,000, or 44.5%. The decrease was primarily due to increases in the change in the fair value of derivative liabilities and decreases in private placement costs and debt discount amortization, offset by an increase in the loss on extinguishment of debt.

Our net loss for the three months ended June 30, 2020 was $1,165,000 compared to $1,183,000 for the three months ended June 30, 2019, a decrease of $18,000, or 1.5%. The decrease was primarily due to increases in employee stock-based compensation and professional fees, the change in the fair value of derivative liabilities, and decreases in private placement costs and debt discount amortization, the decrease in revenues and an increase in the loss on extinguishment of debt.

FOR THE SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2019

Revenues for the six months ended June 30, 2020 were $111,000 compared to $439,000 for the six months ended June 30, 2019, a decrease of $328,000 or 74.7%. The decrease in revenues was primarily due to impairments caused by the COVID-19 pandemic that resulted in a decrease in our software and service revenues. Revenues are derived from software, key fobs and services.

Cost of revenues for the six months ended June 30, 2020 was $9,000 compared to $6,000 for the six months ended June 30, 2019, an increase of $3,000, or 50.0%. The increase resulted from the increased fees related to certain revenues. Cost of revenues as a percentage of total revenues for the six months ended June 30, 2020 was 8.1% compared to 2.9% for the six months ended June 30, 2019.

Research and development expenses for the six months ended June 30, 2020 were $248,000 compared to $250,000 for the six months ended June 30, 2019, a nominal decrease of $2,000 or 1.0%. The salaries, benefits and overhead costs of personnel conducting research and development of our software products primarily comprises our research and development expenses.

Compensation, professional fees, and selling, general and administrative (collectively, “SGA”) expenses for the six months ended June 30, 2020 were $1,047,000 compared to $826,000 for the six months ended June 30, 2019, an increase of $221,000 or 26.8%. The increase was due primarily to an increase in employee stock-based compensation and professional fees. SG&A expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock options to employees and other general corporate expenses.

For the six months ended June 30, 2020, other expense was $877,000 as compared to other expense of $1,855,000 for the six months ended June 30, 2019, representing a decrease in other expense of $978,000, or 52.7%. The decrease was primarily due to increases in the change in the fair value of derivative liabilities and decreases in private placement costs and debt discount amortization, offset by increases in interest expense and the loss on extinguishment of debt.

Our net loss for the six months ended June 30, 2020 was $2,070,000 compared to $2,498,000 for the six months ended June 30, 2019, a decrease of $428,000, or 17.1%. The decrease was primarily due to increases in employee stock-based compensation and professional fees, the change in the fair value of derivative liabilities, and decreases in private placement costs and debt discount amortization, the decrease in revenues and increases in interest expense and the loss on extinguishment of debt.

Liquidity and Capital Resources

Our total current assets at June 30, 2020 were $148,000, which included cash of $122,000, as compared with $99,000 in total current assets at December 31, 2019, which included cash of $75,000. Additionally, we had a stockholders’ deficit in the amount of $15,644,000 at June 30, 2020 compared to a stockholders’ deficit of $15,464,000 at December 31, 2019. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. We financed our operations during the six months ended June 30, 2020 primarily from the receipt of the SBA-Payroll Protection Program loan funds of $313,212 and the SBA-Economic Injury Disaster Loan funds of $150,000.

Going Concern

We have yet to establish any history of profitable operations. During the six months ended June 30, 2020, the Company incurred a net loss of $2,070,000 and used cash in operating activities of $790,000, and at June 30, 2020, the Company had a stockholders’ deficit of $15,644,000. In addition, we are in default on notes payable and convertible notes payable in the aggregate amount of $3,624,000. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report published on our December 31, 2019 year-end financial statements, and Note 1 in our unaudited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business. Currently, management is also attempting to increase revenues and improve gross margins by a revised sales strategy. We are redirecting our sales focus from direct sales to domestic and international sales channel, where we are primarily selling through a channel of Distributors, Value Added Resellers, Strategic Partners and Original Equipment Manufacturers. While we believe in the viability of our strategy to increase revenues and in our ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to continually increase our customer base and realize increased revenues from recently signed contracts. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (CFO) of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2020. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the following material weaknesses:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the interim period ended June 30, 2020. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

On November 4, 2019, StrikeForce Technologies, Inc. v. DUO Security Inc., Civil Action No: 2-16-cv-03571-JMV-MF which was in the District of New Jersey, was dismissed with prejudice. Each party shall bear its/their own costs.

On November 5, 2019, StrikeForce Technologies, Inc. v. Centrify Corporation, Civil Action No. 2:16-cv-03574-JMV-MF which was in the District of New Jersey, was dismissed without prejudice. Each party shall bear its/their own costs.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item; however, the following risk factors supplement our “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission on May 1, 2020:

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

THE OUTBREAK OF THE COVID-19 MAY ADVERSELY AFFECT OUR CUSTOMERS.

Further, such risks as described above could also adversely affect our customers’ financial condition, resulting in reduced spending for the merchandise we sell. Risks related to an epidemic, pandemic or other health crisis, such as COVID-19, could also lead to the complete or partial closure of one or more of our facilities or operations of our sourcing partners. The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. These and other potential impacts of an epidemic, pandemic or other health crisis, such as COVID-19, could therefore materially and adversely affect our business, financial condition and results of operations.

THE OUTBREAK OF COVID-19 HAS RESULTED IN A WIDESPREAD HEALTH CRISIS THAT COULD ADVERSELY AFFECT THE ECONOMIES AND FINANCIAL MARKETS WORLDWIDE, AND COULD EXPONENTIALLY INCREASE THE RISK FACTORS DESCRIBED IN OUR PRIOR FILINGS.

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

In April 2020, two convertible note holders converted $55,120 of principal and $6,401 of accrued interest into 371,474 shares of common stock at conversion prices ranging from $0.12 to $0.21 per share, as adjusted by our 1:500 reverse stock split adopted on June 25, 2020.

In May 2020, three convertible note holders converted $50,880 of principal and $11,443 of accrued interest into 578,641 shares of common stock at conversion prices ranging from $0.06 to $0.18 per share, as adjusted by our 1:500 reverse stock split adopted on June 25, 2020.

In May 2020, we issued a total of 90,909 shares of restricted common stock, as adjusted by our 1:500 reverse stock split adopted on June 25, 2020, to a funder, as a fee, upon execution of an agreement for the settlement of certain debt and trade payables in exchange for shares of the Company’s common stock.

In June 2020, two convertible note holders converted $76,800 of principal and $5,844 of accrued interest into 1,118,262 shares of common stock at conversion prices ranging from $0.06 to $0.09 per share, as adjusted by our 1:500 reverse stock split adopted on June 25, 2020.

In June 2020, the funder from the May 2020 settlement agreement processed conversions for 2,680,000 shares of our common stock at conversion prices ranging from $0.022 to $0.054945 per share, as adjusted by our 1:500 reverse stock split adopted on June 25, 2020.

In June 2020, we issued a total of 7,500 shares of restricted common stock, valued at $328, relating to a December 2009 retainer agreement with our SEC attorney.

In June 2020, our transfer agent issued 456 shares of our common stock, as rounding shares related to our 1:500 reverse stock split of our issued and outstanding shares of common stock, that was adopted on June 25, 2020.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

At June 30, 2020, the Company is in default on notes payable and convertible notes payable in the aggregate amount of $3,590,000.  We have not made various principal and interest payments on many of our debt obligations. We continue to seek work-out arrangements and applicable refinancing with new or revised debt or equity instruments. See Notes 2 and 4 to the condensed consolidated financial statements.

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

_______________

(1)	Filed as an exhibit to the Registrant’s Form SB-2 dated as of May 11, 2005 and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Form 8-K dated February 4, 2011 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Form 10-Q dated December 13, 2010 and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Form S-1/A dated July 31, 2012 and incorporated herein by reference.
(5)	Filed in conjunction with the Registrant’s Form 14A filed October 5, 2012 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Form 8-K dated February 5, 2013 and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Form 8-K dated May 14, 2013 and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Form 8-A dated July 29, 2013 and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Form 8-K dated August 22, 2013 and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Form 8-A dated October 3, 2013 and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Form 8-K dated October 3, 2013 and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant’s Form 8-A dated December 31, 2013 and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s Form 8-K dated December 31, 2013 and incorporated herein by reference.
(14)	Filed as an exhibit to the Registrant’s Form 8-K dated March 18, 2014 and incorporated herein by reference.
(15)	Filed as an exhibit to the Registrant’s Form 8-K dated December 22, 2014 and incorporated herein by reference.
(16)	Filed as an exhibit to the Registrant’s Form 8-K dated February 13, 2015 and incorporated herein by reference.
(17)	Filed as an exhibit to the Registrant’s Form 8-K dated August 4, 2015 and incorporated herein by reference.
(18)	Filed as an exhibit to the Registrant’s Form 8-K dated July 16, 2019 and incorporated herein by reference.
(19)	Filed as an exhibit to the Registrant’s Form 8-K dated February 2, 2016 and incorporated herein by reference.
(20)	Filed as an exhibit to the Registrant’s Form 8-K dated September 11, 2017 and incorporated herein by reference.
(21)	Filed as an exhibit to the Registrant’s Form 10-Q dated June 30, 2018 and incorporated herein by reference.
(22)	Filed as an exhibit to the Registrant’s Form 8-K dated June 25, 2020 and incorporated herein by reference.
(23)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRIKEFORCE TECHNOLOGIES, INC.

Dated: August 19, 2020	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: August 19, 2020	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer

