Form 10-Q
period 2020-09-30
StrikeForce Technologies Inc.
filed 2020-11-23
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2020

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______ to ______

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 19, 2020
Common stock, $0.0001 par value	194,150,325

Indicate the number of shares outstanding of each of the issuer’s classes of preferred stock, as of the latest practicable date.

Class	Outstanding at November 19, 2020
Preferred stock, Series A, no par value	3

Class	Outstanding at November 19, 2020
Preferred stock, Series B, $0.10 par value	36,667

Transitional Small Business Disclosure Format Yes ☐    No ☒

Documents Incorporated By Reference

None

STRIKEFORCE TECHNOLOGIES, INC.

INDEX TO FORM 10-Q FILING

SEPTEMBER 30, 2020

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash (includes VIE balances of $635 and $1,332, respectively)	$8,387	$74,648
Accounts receivable, net	22,224	19,686
Prepaid expenses	22,896	4,557

Total current assets	53,507	98,891

Property and equipment, net	3,062	5,448
Operating lease right-of-use asset	169,538	205,970
Other assets	14,835	16,376

Total Assets	$240,942	$326,685

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses (includes VIE balances of $13,284 and $27,431, respectively)	$1,244,982	$1,115,995
Convertible notes payable (net of discount of $317,813 and $422,705, respectively; including $1,438,100 and $1,438,100 in default, respectively)	1,681,237	1,860,395
Convertible notes payable - related parties	298,000	355,500
Notes payable (including $2,117,073 and $2,113,824 in default, respectively) (includes VIE balances of $475,000 and $475,000, respectively)	2,260,763	2,237,484
Notes payable - related parties	1,001,544	742,513
Accrued interest (including $1,411,233 and $1,396,296 due to related parties, respectively) (includes VIE balances of $99,071 and $70,545, respectively)	5,095,128	4,842,215
Contingent payment obligation	1,500,000	1,500,000
Debt settlement obligation	75,881	-
Financing obligation (includes VIE balance of $1,263,200 and $1,263,200, respectively)	1,263,200	1,263,200
Operating lease liability, current portion	49,622	46,952
Derivative liabilities	790,000	1,516,435

Total current liabilities	15,260,357	15,480,689

Notes payable, long term portion	463,212	147,890
Operating lease liability, long term portion	124,581	162,289

Total Liabilities	15,848,150	15,790,868

Commitments and Contingencies

Stockholders' Deficit
Series A Preferred stock, no par value; 100 shares authorized; 3 shares issued and outstanding	987,000	987,000
Series B Preferred stock par value $0.10: 100,000,000 shares authorized; 36,667 shares issued and outstanding	3,667	3,667
Preferred stock series not designated par value $0.10: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.0001: 14,000,000,000 shares authorized; 61,554,604 and 5,905,388 shares issued and outstanding, respectively	6,155	591
Additional paid-in capital	31,467,928	28,674,569
Accumulated deficit	(47,264,460)	(44,352,595)
Total StrikeForce Technologies, Inc. stockholders' deficit	(14,799,710)	(14,686,768)
Noncontrolling interest in consolidated subsidiary	(807,498)	(777,415)

Total Stockholders' Deficit	(15,607,208)	(15,464,183)

Total Liabilities and Stockholders' Deficit	$240,942	$326,685

See accompanying notes to the condensed consolidated financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$50,845	$171,284	$161,689	$610,709

Operating expenses:
Cost of revenue	2,236	2,129	11,251	8,211
Compensation	165,122	200,741	496,340	572,828
Professional fees	178,441	141,658	514,551	427,697
Selling, general and administrative expenses	86,469	84,320	466,124	252,176
Research and development	125,654	125,654	373,154	375,866

Total operating expenses	557,922	554,502	1,861,420	1,636,778

Loss from operations	(507,077)	(383,218)	(1,699,731)	(1,026,069)

Other income (expense):
Interest expense (including $98,210 and $95,799 to related parties, respectively)	(176,526)	(122,354)	(510,024)	(368,348)
Debt discount amortization	(178,789)	(192,440)	(586,751)	(787,604)
Private placement costs	(36,667)	(234,960)	(140,167)	(577,518)
Change in fair value of derivative liabilities	(47,200)	(620,664)	165,235	(1,302,374)
Gain/(loss) on extinguishment of debt	64,539	528	(222,837)	(21,773)
Other income (expense)	9,682	(1,993)	52,327	31,025

Other income (expense), net	(364,961)	(1,171,883)	(1,242,217)	(3,026,592)

Net loss	(872,038)	(1,555,101)	(2,941,948)	(4,052,661)

Net loss attributable to noncontrolling interest	9,386	32,284	30,083	210,662

Net loss attributable to StrikeForce Technologies, Inc.	$(862,652)	$(1,522,817)	$(2,911,865)	$(3,841,999)

Net loss per common share
-Basic and diluted	$(0.04)	$(0.28)	$(0.24)	$(0.76)

Weighted average common shares outstanding
-Basic and diluted	22,280,807	5,345,631	12,169,639	5,045,785

See accompanying notes to the condensed consolidated financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (Unaudited)

Three months ended September 30, 2020

	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at July 1, 2020	3	$987,000	36,667	$3,667	9,363,610	$936	$30,563,874	$(46,401,808)	$(798,112)	$(15,644,443)

Fair value of common stock issued for services	-	-	-	-	10,526	1	188	-	-	189

Fair value of vested options	-	-	-	-	-	-	-	-	-	-

Warrants issued with convertible notes	-	-	-	-	-	-	34,706	-	-	34,706

Common stock issued upon conversion of notes and interest	-	-	-	-	41,039,202	4,104	635,252	-	-	639,356

Common stock issued upon conversion of debt settlement	-	-	-	-	11,141,266	1,114	233,908	-	-	235,022

Net loss	-	-	-	-	-	-	-	(862,652)	(9,386)	(872,038)

Balance at September 30, 2020 (unaudited)	3	$987,000	36,667	$3,667	61,554,604	$6,155	$31,467,928	$(47,264,460)	$(807,498)	$(15,607,208)

Nine months ended September 30, 2020

	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at January 1, 2020	3	$987,000	36,667	$3,667	5,905,388	$591	$28,674,569	$(44,352,595)	$(777,415)	$(15,464,183)

Fair value of common stock issued for services	-	-	-	-	109,406	11	20,200	-	-	20,211

Fair value of vested options	-	-	-	-	-	-	216,426	-	-	216,426

Warrants issued with convertible notes	-	-	-	-	-	-	52,667	-	-	52,667

Common stock issued upon conversion of notes and interest	-	-	-	-	43,954,085	4,395	2,172,199	-	-	2,176,594

Common stock issued upon conversion of debt settlement	-	-	-	-	11,585,725	1,158	331,867	-	-	333,025

Net loss	-	-	-	-	-	-	-	(2,911,865)	(30,083)	(2,941,948)

Balance at September 30, 2020 (unaudited)	3	$987,000	36,667	$3,667	61,554,604	$6,155	$31,467,928	$(47,264,460)	$(807,498)	$(15,607,208)

See accompanying notes to the condensed consolidated financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (Unaudited)

Three months ended September 30, 2019

	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at July 1, 2019	3	987,000	36,667	3,667	5,132,365	513	27,613,933	(43,143,792)	(734,118)	(15,272,797)

Fair value of common stock issued for services	-	-	-	-	15	1	15	-	-	16

Fair value of vested options	-	-	-	-	-	-	105	-	-	105

Common stock issued upon conversion of notes and interest	-	-	-	-	399,924	40	462,997	-	-	463,037

Net loss	-	-	-	-	-	-	-	(1,522,817)	(32,284)	(1,555,101)

Balance at September 30, 2019 (Unaudited)	3	$987,000	36,667	$3,667	5,532,305	$554	$28,077,050	$(44,666,609)	$(766,402)	$(16,364,740)

Nine months ended September 30, 2019

	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at January 1, 2019	3	987,000	36,667	3,667	4,747,499	475	26,586,704	(40,824,610)	(555,740)	(13,802,504)

Fair value of common stock issued for services	-	-	-	-	45	1	111	-	-	112

Fair value of vested options	-	-	-	-	-	-	2,017	-	-	2,017

Fair value of warrants issued with convertible notes	-	-	-	-	-	-	-	-	-	-

Common stock issued upon conversion of notes and interest	-	-	-	-	784,761	78	1,488,218	-	-	1,488,296

Net loss	-	-	-	-	-	-	-	(3,841,999)	(210,662)	(4,052,661)

Balance at September 30, 2019 (Unaudited)	3	$987,000	36,667	$3,667	5,532,305	$554	$28,077,050	$(44,666,609)	$(766,402)	$(16,364,740)

See accompanying notes to the condensed consolidated financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,941,948)	$(4,052,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,486	5,549
Amortization of discount on notes payable	586,751	787,604
Amortization of right-of-use asset	36,432	23,672
Fair value of common stock issued for services	20,211	112
Fair value of vested options	216,426	2,017
Change in fair value of derivative liabilities	(165,235)	1,302,374
Private placement costs	140,167	577,518
Loss on extinguishment of debt	222,836	21,773
Interest expense from debt settlement obligation	48,906
Changes in operating assets and liabilities:
Accounts receivable	(2,538)	(4,762)
Prepaid expenses	(18,339)	(1,980)
Accounts payable and accrued expenses	157,613	3,316
Accrued interest	399,436	369,878
Operating lease liability	(35,038)	(21,488)
Net cash used in operating activities	(1,328,834)	(987,078)

Cash flows from investing activities:
Purchases of property and equipment	(1,559)	(1,532)
Net cash used in investing activities	(1,559)	(1,532)

Cash flows from financing activities:
Proceeds from convertible notes payable	688,500	792,000
Proceeds from notes payable	543,161	-
Proceeds from notes payable-related parties	263,254	-
Repayment of convertible note payable	(43,000)	-
Repayment of notes payable	(183,560)	(5,000)
Repayment of notes payable-related parties	(4,223)	-
Proceeds from finance obligation	-	122,500
Net cash provided by financing activities	1,264,132	909,500

Net decrease in cash	(66,261)	(79,110)

Cash at beginning of the period	74,648	86,160

Cash at end of the period	$8,387	$7,050

Supplemental disclosure of cash flow information:
Interest paid	$69,223	$-
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing transactions
Fair value of derivative upon issuance of convertible debt recorded as debt discount	$635,833	$792,000
Right-of-use assets obtained in exchange for operating lease obligations	$-	$214,272
Common stock issued for conversion of notes and accrued interest	$2,176,594	$1,488,296
Convertible note, accrued interest, and accounts payable assumed by debt settlement obligation	$197,738	$-
Common stock issued for payment of debt settlement obligation	$333,025	$-
Convertible note and accrued interest exchanged for common stock	$985,461	$-
Notes payable and accrued interest exchanged for financing obligation	$-	$315,200
Warrants issued with convertible notes	$52,667	$-

See accompanying notes to the condensed consolidated financial statements.

StrikeForce Technologies, Inc.

Notes to the Condensed Consolidated Financial Statements

Three and nine months ended September 30, 2020 and 2019

(Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies

StrikeForce Technologies, Inc. (the “Company”) is a software development and services company that offers a suite of integrated computer network security products using proprietary technology. The Company’s operations are based in Edison, New Jersey.

Basis of Presentation-Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2020. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2019 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the SEC on May 1, 2020.

The consolidated financial statements include the accounts of the Company and its subsidiary, BlockSafe Technologies, Inc. (“BST”). BST is owned 49% by the Company and 31% by three executive officers of the Company. BST meets the definition of a variable interest entity (“VIE”) and based on the determination that the Company is the primary beneficiary of BST, BST’s operating results, assets and liabilities are consolidated by the Company. Intercompany balances and transactions have been eliminated in consolidation. At December 31, 2019, noncontrolling interests represents 51% of BST that the Company does not directly own. The Company and BST have a management agreement pursuant to which BST shall remit a management fee of $36,000 per month to the Company, and when BST reaches a milestone of $1,000,000 in financing, an additional management fee of $5,000,000 shall be owed to the Company, payable monthly over three years. The management fee is currently eliminated in consolidation. At September 30, 2020 and December 31, 2019, the amount of VIE cash on the accompanying consolidated balance cash can be used only to settle obligations of BST, and the amounts of VIE accounts payable, VIE Notes Payable, VIE Accrued Interest, and VIE Financing Obligation have no recourse to the general credit of the Company.

Reverse Stock Split

Effective June 25, 2020, the Company completed a 1:500 reverse stock split of the Company's issued and outstanding shares of common stock and all fractional shares will be rounded up. All share and per share amounts in the accompanying financial statements have been adjusted retroactively to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

COVID-19

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, has adversely affected workforces, customers, economies, and financial markets globally. It has also disrupted the normal operations of many businesses. This outbreak could decrease spending, adversely affect demand for the Company’s products, and harm the Company’s business and results of operations. In the period ended September 30, 2020, the Company believes the COVID-19 pandemic did impact its operating results as sales to customers in the second and third quarters were down 17% and 15%, respectively, from the first quarter of the year. However, the Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

As of (and subsequent to) September 30, 2020, the Company has been following the recommendations of local health authorities to minimize exposure risk for its team members for the past several weeks, including the temporary closure of its corporate office and having team members work remotely. Most customers and vendors have transitioned to electronic submission of invoices and payments.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the nine months ended September 30, 2020, the Company incurred a net loss of $2,941,948 and used cash in operating activities of $1,328,834 and at September 30, 2020, the Company had a stockholders’ deficit of $15,607,208. Also, at September 30, 2020, the Company is in default on notes payable and convertible notes payable in the aggregate amount of $3,555,173. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2019 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2020, the Company had cash on hand in the amount of $8,387. Subsequent to September 30, 2020, the Company issued two unsecured convertible promissory notes for proceeds of $81,000, one unsecured promissory note for proceeds of $60,000 and two secured promissory notes for proceeds of $32,000. Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan to increase its customer base and realize increased revenues. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

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

Cost of revenue includes direct costs and fees related to the sale of our products.

The following tables present our revenue disaggregated by major product and service lines:

	Three months ended
	September 30, 2020	September 30, 2019
Software	$48,937	$123,023
Service	1,908	48,261
Total revenue	$50,845	$171,284

	Nine months ended
	September 30, 2020	September 30, 2019
Software	$156,226	$513,813
Service	5,463	96,896
Total revenue	$161,689	$610,709

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

As of September 30, 2020 and December 31, 2019, the Company’s balance sheet includes Level 2 liabilities comprised of the fair value of embedded derivative liabilities of $790,000 and $1,516,435, respectively (see Note 9).

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

	Nine months ended
	September 30, 2020	September 30, 2019
Options to purchase common stock	633,000	519,000
Warrants to purchase common stock	738,810	-
Convertible notes	229,203,829	466,183
Convertible Series B Preferred stock	12,619,167	48,073
Total	243,194,806	1,033,256

Concentrations

For the nine months ended September 30, 2020, sales to two customers comprised 72% and 14% of revenues, respectively. For the nine months ended September 30, 2019, sales to three customers comprised 57%, 20% and 16% of revenues, respectively. At September 30, 2020, three customers comprised 46%, 29% and 12% of accounts receivable, respectively.

The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits. At September 30, 2020, the Company did not have cash deposits that exceeded the federally insured limit of $250,000 per account. The Company believes that no significant concentration of credit risk exists with respect to its cash balances because of its assessment of the creditworthiness and financial viability of the financial institution.

Reclassification

In presenting the Company’s consolidated statements of operations for the three and nine months ended September 30, 2019, the Company presented the loss on extinguishment of debt of ($323,570) and ($1,024,563), respectively, and a gain on extinguishment of related derivatives of $324,098 and $1,002,790, respectively, as two separate amounts. In presenting the Company’s consolidated statements of operations for the three and nine months ended September 30, 2020, the Company has reclassified the two amounts into $528 and ($21,773), respectively, of gain/(loss) on extinguishment of debt in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2019. This reclassification has no effect on the results of operations, stockholders’ deficit, and cash flows previously reported.

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

Note 2 - Convertible Notes Payable

Convertible notes payable consisted of the following:

	September 30, 2020	December 31, 2019
Secured
(a) DART/Citco Global, in default	$542,588	$542,588

Unsecured
(b) Convertible notes with fixed conversion prices, in default	895,512	895,512
(c) Convertible notes with adjustable conversion prices	560,950	845,000
Total convertible notes principal outstanding	1,999,050	2,283,100
Debt discount	(317,813)	(422,705)
Convertible notes, net of discount	$1,681,237	$1,860,395

(a)	At December 31, 2019 and September 30, 2020, convertible notes payables due to DART/Citco Global totaled $542,588. The notes are secured by all of the Company’s assets, were due in 2010, and are currently in default. Beginning in 2009, the note holder agreed to the forbearance of any interest on the notes payable to DART/Citco Global. The DART/Citco Global note payables are convertible into less than one share of the Company’s common stock based on a fixed conversion price adjusted for applicable reverse stock splits.

(b)	At December 31, 2019 and September 30, 2020, convertible notes payable with fixed conversion prices totaled $895,512. The notes are unsecured, bear interest at 8% to 18% per annum, were due on various dates from March 2008 to March 2015, and are currently in default. The aggregate notes are convertible into less than one share of the Company’s common stock based on fixed conversion prices adjusted for applicable reverse stock splits. At December 31, 2019, the balance of the accrued interest on the fixed convertible notes was $1,154,095. During the nine months ended September 30, 2020, interest of $56,402 was accrued. At September 30, 2020, the balance of accrued interest on the fixed convertible notes was $1,210,497.

(c)	At December 31, 2019, there were $845,000 of convertible notes with adjustable conversion prices outstanding. During the nine months ended September 30, 2020, convertible notes for $688,500 were issued, a convertible note for $43,000 was repaid, and convertible notes for $929,550 were converted into shares of the Company’s common stock (see discussions below). At September 30, 2020, the balance of the convertible notes with adjustable conversion prices was $560,950.

During the nine months ended September 30, 2020, the Company issued ten convertible notes payable with adjustable conversion prices to seven lenders for aggregate proceeds of $688,500, bearing interest at 8% to 10% per annum, unsecured, and maturing between October 2020 and August 2021. At the option of the holder, the notes are convertible into shares of common stock of the Company at a price per share discount of 58% to 70% of the market price of the Company’s common stock, as defined, for 15 to 25 days preceding a conversion notice. As a result, the Company determined that the conversion options of the convertible notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance. The Company determined that upon issuance of the convertible notes during the nine months ended September 30, 2020, the initial fair value of the embedded conversion feature totaled $776,000 (see Note 9), of which $635,833 was recorded as debt discount to be amortized over the term of the related notes, and the remainder of $140,167 was recorded as private placement costs. In addition, two of the convertible notes issued during the nine months ended September 30, 2020, were issued with warrants to purchase 638,235 shares of the Company’s common stock (see Note 11). The Company determined the relative fair value of the warrants was $52,667, which was recorded as debt discount to be amortized over the term of the related note.

During the nine months ended September 30, 2020, lenders elected to convert eleven notes totaling $929,550 plus interest of $55,911 (total of $985,461) into 43,954,085 shares of the Company’s common stock at conversion prices ranging from $0.00123 to $0.95 per share. On the dates of conversion, the closing price of the Company’s common stock ranged from $0.004 to $1.65 per share for a total fair value of shares of $2,176,594. The Company followed the general extinguishment model to record the settlement of the debt. The liabilities for the debt and conversion feature totaled $2,116,020, and was made up of debt and accrued interest of $985,461, the related unamortized debt discount of ($206,641), and the derivative liability related to the conversion option of the debt, after final valuation, of $1,337,200. The shares issued were measured at their fair value of $2,176,594, and the difference of $60,574 was recorded as loss on extinguishment of debt.

At December 31, 2019, the balance of unamortized discount on convertible notes with adjustable conversion features was $422,705. During the nine months ended September 30, 2020, debt discount of $688,500 was recorded, debt discount amortization of $586,751 was recorded, and $206,641 of debt discount was removed related to debt that was converted to common shares. At September 30, 2020, the balance of the unamortized discount was $317,813.

Note 3 - Convertible Notes Payable – Related Parties

At December 31, 2019, convertible notes payable - related parties totaled $355,500. During the nine months ended September 30, 2020, two notes aggregating $57,500 held by the Company’s VP of Technology were extinguished as part of a debt settlement obligation transaction (see Note 8). At September 30, 2020, the balance of convertible notes payable-related parties totaled $298,000. The notes are made up of ten convertible note payables, are unsecured, and have extended due dates of December 31, 2020. Six notes totaling $268,000 are due to the Company’s Chief Executive Officer, at a compounded interest rate of 8% per annum; and four notes totaling $30,000 are due to the spouse of the Company’s Chief Technology Officer at a compounded interest rate of 8% per annum. The aggregate notes are convertible into less than one share of the Company’s common stock at fixed conversion prices adjusted for applicable reverse stock splits.

At December 31, 2019, accrued interest due for the convertible notes – related parties was $636,272. During the nine months ended September 30, 2020, interest of $54,651 was accrued, and accrued interest of $83,273 due to the Company’s VP of Technology was extinguished as part of a debt settlement obligation transaction (see Note 8). At September 30, 2020, accrued interest due for the convertible notes – related parties was $607,650.

Note 4 - Notes Payable

Notes payable consisted of the following:

	September 30, 2020	December 31, 2019
Unsecured notes
(a) Notes payable-in default	$1,638,824	$1,638,824
(b) Notes payable issued by BST-in default	475,000	475,500
(c) Note payable-PPP loan	313,212	-
(d) Note payable-EID loan	150,000	-

Secured notes payable
(e) Notes payable ($3,249 in default at September 30, 2020)	146,940	271,550
Total notes payable principal outstanding	2,723,976	2,385,374
Less current portion of notes payable	(2,260,764)	(2,237,484)
Long term notes payable	$463,212	$147,890

(a)	At December 31, 2019 and September 30, 2020, notes payable totaled $1,638,824. The notes bear interest at 8% to 14% per annum, are unsecured, and were due on various dates from December 2011 to July 2017 and are currently in default. At December 31, 2019, the balance of the accrued interest on the notes payable was $2,183,352. During the nine months ended September 30, 2020, $126,157 of interest was accrued. At September 30, 2020, accrued interest on the promissory notes payable was $2,309,509.

(b)	At December 31, 2019 and September 30, 2020, the Company’s consolidated subsidiary BST (see Note 1) had $475,500 of outstanding promissory notes. The notes bear interest at 8% per annum, are unsecured, matured through September 2019, and are currently in default. In conjunction with these notes, the Company recorded a related financing obligation (See Note 6). At December 31, 2019, the balance of the accrued interest on the notes payable-BST was $70,545. During the nine months ended September 30, 2020, $28,526 of interest was accrued. At September 30, 2020, accrued interest on the notes payable-BST was $99,071.

(c)	On April 7, 2020, the Company was granted a loan (the “PPP loan”) from Chase Bank in the aggregate amount of $313,212, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The PPP loan agreement is dated April 7, 2020, matures on April 7, 2022, bears interest at a rate of 1% per annum, with the first six months of interest deferred, is payable monthly commencing on October 2020, and is unsecured and guaranteed by the U.S. Small Business Administration (“SBA”). The loan term may be extended to April 7, 2025, if mutually agreed to by the Company and lender. The Company applied ASC 470, Debt, to account for the PPP loan. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP loan may only be used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, qualifying group health care benefits, qualifying rent and debt obligations, and qualifying utilities. The Company intends to use the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. The Company intends to apply for forgiveness of the PPP loan with respect to these qualifying expenses, however, the Company cannot assure that such forgiveness of any portion of the PPP loan will occur. As for the potential loan forgiveness, once the PPP loan is, in part or wholly, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The Company was in compliance with the terms of the PPP loan as of September 30, 2020.

(d)	On May 15, 2020, the Company received a $150,000 loan (the “EID Loan”) from the SBA under the SBA’s Economic Injury Disaster Loan program. The EID Loan has a thirty-year term and bears interest at a rate of 3.75% per annum. Monthly principal and interest payments of $0.7 per month are deferred for twelve months and commence in May 2021. The EID Loan may be prepaid at any time prior to maturity with no prepayment penalties. The proceeds from the EID Loan must be used for working capital. The EID Loan contains customary events of default and other provisions customary for a loan of this type. The Company was in compliance with the terms of the EID loan as of September 30, 2020.

(e)	At December 31, 2019, secured notes payable totaled $271,550. During the nine months ended September 30, 2020, the Company issued two notes payable aggregating $79,949. In addition, during the nine months ended September 30, 2020, the Company made principal payments of $183,559 on the secured notes payable, and one secured note aggregating $21,000 was extinguished as part of a debt settlement obligation transaction (see Note 8). At September 30, 2020, the outstanding balance of the secured note payables was $146,940. The notes bear interest at 8% to 148% per annum, each agreement is secured by substantially all of the assets of the Company, and the notes mature through April 2021. During the nine months ended September 30, 2020, $95,800 of interest was accrued, $59,155 of interest was paid and $8,400 was extinguished as part of a debt settlement obligation transaction (see Note 8). One note for $3,249 was due in April 2020 and were not repaid in full when due. The Company and the note holders are in negotiations to extend the due date of the note.

Note 5 - Notes Payable – Related Parties

At December 31, 2019, the balance of notes payable-related parties totaled $742,513. During the nine months ended September 30, 2020, the Company issued eight notes payable for $263,254 to its Chief Executive Officer. Also, during the nine months ended September 30, 2020, $4,223 of the notes were repaid. At September 30, 2020, the balance of notes payable-related parties totaled $1,001,544. The notes are made up of twenty-six notes payable due to the Company’s Chief Executive Officer, are non-interesting bearing or bear interest at rates ranging from 8% per annum to 10.49% per annum, are unsecured. Notes totaling $752,513 are due on December 31, 2020 and notes totaling $249,031 have no specified due date.

At December 31, 2019, accrued interest due for the notes was $760,024. During the nine months ended September 30, 2020, interest of $43,559 was accrued. At September 30, 2020, accrued interest due for the notes was $803,583.

Note 6 – Financing Obligation

At December 31, 2019 and September 30, 2020, the Company’s consolidated subsidiary, BST, had recorded a financing obligation of $1,263,200 to be paid in tokens, as defined. At September 30, 2020 and through the date of filing, BST has not developed or issued any tokens and there is no assurance as to whether, or at what amount, or on what terms, tokens will be available to be issued, if ever. At September 30, 2020, as the tokens do not exist, and any amounts received for tokens are not considered equity or revenue, management determined that 100% of the obligation of $1,263,200 is a liability to be settled by BST, through the issuance of tokens, or through other means if tokens are never issued.

Note 7 – Contingent Payment Obligation

On September 6, 2017, the Company entered into a litigation funding agreement with Therium Inc. (subsequently Therium Luxembourg) and VGL Capital, LLC (collectively the “Funders”). Under the agreement, the Company received $1,500,000 from the Funders to allow the Company to pursue patent enforcement actions against infringements of its patents (see Note 12). In exchange, the Funders are entitled to receive, after the payment of legal fees, the first $1,500,000 from the gross proceeds of any claims awarded, 10% of any additional claim proceeds until the Funders have received an additional $7,500,000, and 2.5% of any claim proceeds thereafter. The Funders shall be paid only in the event that the Company achieves recoveries of claim proceeds. At December 31, 2019 and September 30, 2020, the Company has reflected the $1,500,000 received from the Funders as a contingent payment obligation to be paid only if claim proceeds are recovered.

Note 8 – Debt Settlement Obligation

On May 13, 2020, the Company entered into a settlement agreement with Continuation Capital, Inc (“Continuation”). Continuation agreed to pay $197,738 owed to Company creditors, including $139,712 of convertible debt and accrued interest due to a related party (see Note 3), $29,400 of secured notes payable and accrued interest (see Note 4) and $28,626 of accounts payable. In exchange, the Company agreed to issue shares of its common stock to Continuation as consideration for the extinguishment of the debt, accrued interest, and accounts payables. The shares to be issued will be determined at a discount based on 45% of the lowest closing price of the Company common stock for the 30 trading days prior to the date of any issuance for payment. The Company determined that the settlement agreement with Continuation was a contract to settle debt with a variable number of shares based on a fixed monetary amount known at inception, and in accordance with ASC 480-10, the obligation was measured at fair value. The Company determined the fair value of the settlement obligation was $360,000 and recorded this as a liability. During the nine months ended September 30, 2020, the Company issued 11,585,725 shares of its common stock to Continuation for the payment of $284,119 of the settlement obligation. At September 30, 2020, the balance of the debt settlement obligation liability was $75,881.

When the Company initially recorded the obligation, the difference between the $360,000 fair value and $197,738 of debt and accounts payables assumed by Continuation was recorded as a loss on extinguishment of debt of $162,262 The fair value of the 11,585,725 shares issued for payment of $284,119 of the settlement obligation was determined to be $333,025 based on the closing price of the shares on the date issued, and the difference of $48,906 was recorded as interest expense. As part of the transaction, the Company also issued 90,909 shares of common stock to Continuation as a fee. The fair value of the shares issued for fees was determined to be $18,182 and is included in general and administrative expenses.

Note 9 – Derivative Financial Instruments

At September 30, 2020, the Company had convertible promissory notes outstanding that are convertible into shares of common stock of the Company at the option of the holders at price per share discounts ranging from 58% to 70% of the Company’s common stock market price, as defined in the note agreements. As the ultimate determination of shares to be issued upon conversion of these notes could exceed the current number of available authorized shares, the Company determined that the conversion features of the convertible notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities. Accordingly, the conversion features of the notes were separated from the host contracts (i.e. the notes) and characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At December 31, 2019, the balance of the derivative liabilities was $1,516,435. During the nine months ended September 30, 2020, the Company recorded additions of $776,000 related to the conversion features of notes issued during the period (see Note 3), and a decrease in fair value of derivatives of $165,235. In addition, the Company recorded a decrease in derivative liability of $1,337,200 related to derivative liabilities that were extinguished when the related convertible note payable was converted into shares of common stock (see Notes 3 and 11). At September 30, 2020, the balance of the derivative liabilities was $790,000.

At September 30, 2020, the fair value of the Company’s embedded derivatives were estimated using the Monte Carlo simulation model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the conversion features, and future dividends. The fair value of the embedded derivative was determined using the following average assumptions:

	September 30, 2020	January 2020 to September 2020 (dates of inception)	December 31, 2019
Conversion feature:
Risk-free interest rate	0.69%	0.11%-0.65%	1.59%
Expected volatility	197%	152%-197%	145%-155%
Expected life (in years)	1 year	1 year	0.25 to 1 year
Expected dividend yield	-	-	-

Fair Value:
Conversion feature	$790,000	$776,000	$1,516,435

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

The following table sets forth a summary of the changes in the estimated fair value of our embedded derivative during the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Fair value at beginning of period	$1,516,435	$1,313,904
Recognition of derivative liabilities upon initial valuation	776,000	1,369,518
Extinguishment of derivative liabilities	(1,337,200)	(1,002,790)
Net change in the fair value of derivative liabilities	(165,235)	1,302,374
Fair value at end of period	$790,000	$2,983,006

Note 10 - Operating Lease

In January 2019, the Company entered into a noncancelable operating lease for its headquarters office requiring payments of $4,409 per month, payments increasing 3% each year, and ending on January 31, 2024. At September 30, 2020, the remaining lease term was 3.33 years. The Company does not have any other leases.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$42,138	$37,456

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2020 and 2019	$40,743	$39,685
Weighted average remaining lease term – operating leases (in years)	3.3	4.3
Average discount rate – operating leases	10.0%	10.0%

The supplemental balance sheet information related to leases for the period is as follows:

At September 30, 2020
Operating leases
Long-term right-of-use assets	$169,538

Short-term operating lease liabilities	$49,622
Long-term operating lease liabilities	124,581
Total operating lease liabilities	$174,203

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
2020 (remaining 3 months)	$13,625
2021	56,000
2022	57,680
2023	59,410
2024	4,963
Total lease payments	191,678
Less: Imputed interest/present value discount	(17,475)
Present value of lease liabilities	$174,203

Lease expenses were $42,138 and $37,456 during the nine months ended September 30, 2020 and 2019, respectively.

Note 11 – Stockholders’ Deficit

Common Stock

During the nine months ended September 30, 2020, the Company issued an aggregate of 55,649,216 shares of its common stock as follows:

•	The Company issued 109,406 shares of its common stock for services, with a fair value of $20,211.
•	The Company issued 43,954,085 shares of common stock upon conversion of convertible notes payable and accrued interest (see Note 2).
•	The Company issued 11,585,725 shares of common stock upon conversion of debt settlement (see Note 8).

Warrants

In January and July 2020, in connection with the issuance of two convertible notes that aggregated $100,000 (See Note 2), the Company issued warrants to purchase 638,235 shares of the Company's common stock. The warrants were exercisable immediately, at an exercise price of $0.75 and $0.085 per share, and expire in 5 years. The warrants are classified within stockholders’ deficit, and the proceeds were allocated between the convertible note and warrants based on their relative fair value. The relative fair value of the warrants was determined to be $52,667 and was recorded as debt discount and additional paid-in-capital.

The table below summarizes the Company’s warrant activities for the nine months ended September 30, 2020:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, January 1, 2020	100,575	$0.75-2.90	$1.1185
Granted	638,235	0.0.85-0.75	0.1371
Canceled/Expired	-	-	-
Exercised	-	-	-
Balance outstanding, September 30, 2020	738,810	$0.085-2.90	$0.2707

Balance exercisable, September 30, 2020	738,810	$0.085-2.90	$0.2707

At September 30, 2020, there was no intrinsic value of the warrants.

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2020:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.085	588,235	5.00	$0.085

$0.75	133,333	5.00	$0.75

$2.90	17,242	5.00	$2.90

$0.75 - $2.90	738,810	5.00	$0.2707

Note 12 - Stock-Based Compensation

At September 30, 2020, the Company had options exercisable into 633,000 shares of the Company’s common stock, with remaining estimated lives of approximately eight years. The options had been issued in 2017 and 2019 with a total fair value of approximately $475,000. The options have exercise prices generally ranging from $2.05 to $3.10 per share, and the fair value of the options is amortized over vesting terms which ranged from three to six months.

For the nine months ended September 30, 2020 and 2019, the Company recognized compensation costs of $216,426 and $1,912, respectively, related to the fair value of vested options. At September 30, 2020, there was no unamortized fair value of options to be recognized as compensation in future periods.

The table below summarizes the Company’s stock option activities for the period January 1, 2020 to September 30, 2020:

	Number of Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, January 1, 2020	633,000	$2.05-3.125	$2.93
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance outstanding, September 30, 2020	633,000	$2.05-3.125	$2.93
Balance exercisable, September 30, 2020	633,000	$2.05-3.125	$2.93

At September 30, 2020, the intrinsic value of outstanding options was zero.

The following table summarizes information concerning the Company’s stock options as of September 30, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$2.85	126,000	10.00	$2.85	126,000	8.00	$2.85
$2.05	115,000	10.00	$2.05	115,000	8.00	$2.05
$3.125	392,000	10.00	$3.125	392,000	8.00	$3.125
$0.0041 - 975,000,000	633,000	10.00	$2.93	633,000	8.00	$2.93

Note 13 - Commitments and Contingencies

Legal Proceedings

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

On December 1, 2017, The United States District Court for the Central District of California issued an opinion in the StrikeForce Technologies, Inc. v. SecureAuth Corp. case, which invalidated claims of U.S. Patent Nos. 7,870,599, 8,484,698 and 8,713,701 under 35 U.S.C. §101. The Company strongly disagreed with the Court’s decision and an appeal was filed by its attorney in July 2019. In October 2019, the Supreme Court of the United States denied the Company’s petition for a writ of certiorari in StrikeForce Technologies, Inc. v. SecureAuth Corp (19-103). Thus, the claims asserted against SecureAuth in the Central District of California, case no. 2:17-cv-04314-JAK-SK, remain invalid under 35 U.S.C. 101. The Company’s three patents contain a total of 108 claims, 43 claims were deemed invalid, however, 65 claims are still valid. Despite the Supreme Court’s decision, the Company’s Protect ID® products still retain patent protection and management intends to further expand those protections with new patents in the coming months. In the meantime, the Company continues to monitor the Federal Courts because there are several cases (i.e. Berkheimer v. HP), whereby a decision for Berkheimer could change the appellate landscape for 101 motion cases. Additionally, U.S. Senators Thom Tillis (R-NC) and Chris Coons (D-DE), along with several other Senators have released a bipartisan, bicameral draft bill that would reform Section 101 of the Patent Act in a manner the Company’s believes would be beneficial to it although the attainment of such reform may have been affected by the 2020 election results and incoming/outgoing Senators (although both sponsoring Senators won re-election). Management cannot guarantee that any pending claims or legislation will result in favorable decisions.

Asset Sale and Licensing Agreement

On August 24, 2015, the Company entered into an agreement with Cyber Safety, Inc., a New York corporation (“Cyber Safety”) for Cyber Safety to license, and retain an option to purchase, the patents and intellectual property related to the GuardedID® and MobileTrust® software. Cyber Safety had the option to buy the Company’s GuardedID® patent for $10,000,000 that expires on September 30, 2021. If the purchase price is not paid by September 30, 2021, it will increase to $11,000,000 and be due September 30, 2022. The Company believes, but cannot guarantee, Cyber Safety will exercise its option to purchase GuardedID® based on ongoing constructive discussions with Cyber Safety. There have been no new negotiations with them in regard to the exercise of the option, but there are continuing discussions with them regarding some of their large contracts. The option remains open until September 30, 2022 and Cyber Safety, to the Company’s knowledge, is still contemplating the exercise of the option. Cyber Safety also licensed the Malware Suite until September 30, 2020 and agreed to pay the Company 15% to 20% of the net amount Cyber Safety receives from this product. During the nine months ended September 30, 2020 and 2019, the Company recorded revenue of $380 and $280,000, respectively, from Cyber Safety.

Note 14 – Subsequent Events

Subsequent to September 30, 2020, the Company issued two unsecured convertible promissory notes aggregating $81,000, bearing interest at 8% per annum, and maturing in twelve months through October 2021. At the option of the holder, the notes are convertible into shares of common stock of the Company at a price per share discount of 61% of the market price of the Company’s common stock, as defined, for 15 days preceding a conversion notice.

Subsequent to September 30, 2020, the Company issued one unsecured promissory note of $60,000, bearing interest at 12% per annum, maturing in November 2021. The note was issued with two warrant agreements to purchase 13,333,333 shares of the Company’s common stock with an exercise price of $0.0045 and a five-year term, for each agreement. In the event the Company repays the note on or prior to the maturity date, then one of the two warrant agreements shall automatically expire.

Subsequent to September 30, 2020, the Company issued two secured promissory notes, aggregating $32,000, bearing interest at 15% to 25% per annum, each agreement is secured by substantially all of the assets of the Company, and the notes mature through January 2021.

Subsequent to September 30, 2020, convertible notes aggregating $103,768 of principal and $25,828 of accrued interest and fees were converted into 98,214,212 shares of common stock at conversion prices ranging from $0.0009 to $0.002542 per share.

Subsequent to September 30, 2020, the Company issued 24,381,509 shares of common stock with a fair value of $127,424 to pay off $75,881 of the debt settlement obligation.

On November 13, 2020, the Company’s filing of an Offering Circular on Form 1-A, pursuant to Regulation A (File Number: 024-11267) was qualified by the Securities and Exchange Commission. The Company registered 668,449,198 shares of common stock maximum proceeds of $2,315,000 (after deducting the maximum broker discount and costs of the offering). In November 2020, the Company sold subscriptions for $37,400 and issued 10,000,000 shares of its common stock to an investor.

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

Such risks include, among others, the following: international, national and local general economic and market conditions: our ability to sustain, manage or forecast our growth; material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the implications and consequences of the COVID-19 pandemic on our business and on our clients’ business and on the effectiveness and distributions of recently announced vaccines, which may be introduced starting in 2020; the ability to attract and retain qualified personnel; rules and regulation related to cryptocurrency, both domestic and foreign; liquidity of cryptocurrency; the development of the cryptocurrency market; international regulations on cryptocurrency; impact and marketplace perception as a result of enforcement matters promulgated by the Securities and Exchange Commission against bad actors in the cryptocurrency field and policy papers by the Securities and Exchange Commission on cryptocurrency; the ability to protect technology; and other factors referenced in this filing.

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

In March 2020, the World Health Organization declared the spread of COVID-19 a pandemic. This outbreak continues to spread throughout the U.S. and around the world. As a result, authorities continue to implement numerous measures to try to contain the virus, including restrictions on travel, quarantines, shelter-in-place orders, business restrictions and complete shut-downs. We are not considered an “essential business” due to the industries and customers we serve. As of, and subsequent to, September 30, 2020, we have been following the recommendations of the CDC and state/local health authorities to minimize exposure risk for our team members for the past several months, including the temporary closure of our corporate office and having our team members work remotely. Most customers and vendors have transitioned to electronic submission of invoices and payments. The COVID-19 pandemic has resulted in longer response times from potential new customers and certain existing customers. We cannot anticipate the effect that the impairments caused by the COVID-19 pandemic will have on our fiscal 2020 results, or the effectiveness and distributions of recently announced vaccines which may be introduced starting in 2020. We will continue to evaluate the nature and extent of COVID-19’s impact to our business, consolidated results of operations, financial condition and liquidity, and our results presented herein are not necessarily indicative of the results to be expected for future periods in 2020 or the full fiscal year.

Management believes that cyber security is a growing requirement as the pandemic continues, more people are working remotely as well as using digital forms on a regular basis. Consequently, the market demand, in our estimation, is increasing. However, our Company is also experiencing the impact of the pandemic. Currently our management is not working from our office location and impedes our ability to take full advantage of the increasing market demand. Many of our current clients have experienced a dramatic slowdown in their business, limiting their ability to have the resources to pay for our services. We still produce revenues and we anticipate, but cannot guarantee, we will have the resources to advance our video conferencing tool that will provide authentication and encryption (using our existing products), for which we believe will have a great interest in the market. Currently, we have companies already interested in our beta that we anticipate will be starting in the late fourth quarter of 2020 and into 2021.

Our executive office is located at 1090 King Georges Post Road, Suite 603, Edison, NJ 08837. Our telephone number is (732) 661-9641. We have 9 employees. Our Company’s website is www.strikeforcetech.com (we are not including the information contained in our website as part of, nor should the information be relied upon or incorporated by reference into, this report on Form 10-Q).

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2019

Revenues for the three months ended September 30, 2020 were $51,000 compared to $171,000 for the three months ended September 30, 2019, a decrease of $120,000 or 70.2%. The decrease in revenues was primarily due to impairments caused by the COVID-19 pandemic that resulted in a decrease in our software and service revenues. Revenues are derived from software, key fobs and services.

Cost of revenues for the three months ended September 30, 2020 was $2,000 compared to $2,000 for the three months ended September 30, 2019. Cost of revenues are fees and key fobs related to our revenues, and as a percentage of total revenues for the three months ended September 30, 2020 was 4.4% compared to 1.2% for the three months ended September 30, 2019.

Research and development expenses for the three months ended September 30, 2020 were $126,000 compared to $126,000 for the three months ended September 30, 2019. The salaries, benefits and overhead costs of personnel conducting research and development of our software products primarily comprises our research and development expenses.

Compensation, professional fees, and selling, general and administrative (collectively, “SGA”) expenses for the three months ended September 30, 2020 were $430,000 compared to $427,000 for the three months ended September 30, 2019, an increase of $3,000 or less than 1.0%. The increase was due primarily to an increase in professional fees, offset by a decrease in employee stock-based compensation. SG&A expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock options to employees and other general corporate expenses.

For the three months ended September 30, 2020, other expense was $365,000 as compared to other expense of $1,172,000 for the three months ended September 30, 2019, representing a decrease in other expense of $807,000, or 68.9%. The decrease was primarily due to decreases in the change in the fair value of derivative liabilities and in private placement costs.

Our net loss for the three months ended September 30, 2020 was $872,000 compared to $1,555,000 for the three months ended September 30, 2019, a decrease of $683,000, or 43.9%. The decrease was primarily due to decreases in employee stock-based compensation, in the change in the fair value of derivative liabilities and in private placement costs.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2019

Revenues for the nine months ended September 30, 2020 were $162,000 compared to $611,000 for the nine months ended September 30, 2019, a decrease of $449,000 or 73.5%. The decrease in revenues was primarily due to impairments caused by the COVID-19 pandemic that resulted in a decrease in our software and service revenues. Revenues are derived from software, key fobs and services.

Cost of revenues for the nine months ended September 30, 2020 was $11,000 compared to $8,000 for the nine months ended September 30, 2019, an increase of $3,000, or 37.5%. The increase resulted from the increased fees related to certain revenues. Cost of revenues are fees and key fobs related to our revenues, and as a percentage of total revenues for the nine months ended September 30, 2020 was 7.0% compared to 1.3% for the nine months ended September 30, 2019.

Research and development expenses for the nine months ended September 30, 2020 were $373,000 compared to $376,000 for the nine months ended September 30, 2019, a nominal decrease of $3,000 or less than 1.0%. The salaries, benefits and overhead costs of personnel conducting research and development of our software products primarily comprises our research and development expenses.

Compensation, professional fees, and selling, general and administrative (collectively, “SGA”) expenses for the nine months ended September 30, 2020 were $1,477,000 compared to $1,253,000 for the nine months ended September 30, 2019, an increase of $224,000 or 17.9%. The increase was due primarily to an increase in employee stock-based compensation and professional fees. SG&A expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock options to employees and other general corporate expenses.

For the nine months ended September 30, 2020, other expense was $1,242,000 as compared to other expense of $3,027,000 for the nine months ended September 30, 2019, representing a decrease in other expense of $1,785,000, or 59.0%. The decrease was primarily due to decreases in the change in the fair value of derivative liabilities, in private placement costs and in debt discount amortization, offset by increases in interest expense and the loss on extinguishment of debt.

Our net loss for the nine months ended September 30, 2020 was $2,942,000 compared to $4,053,000 for the nine months ended September 30, 2019, a decrease of $1,111,000, or 27.4%. The decrease was primarily due to decreases in the change in the fair value of derivative liabilities, in private placement costs and in debt discount amortization, offset by increases in employee stock-based compensation, professional fees, interest expense and the loss on extinguishment of debt.

Liquidity and Capital Resources

Our total current assets at September 30, 2020 were $54,000, which included cash of $8,000, as compared with $99,000 in total current assets at December 31, 2019, which included cash of $75,000. Additionally, we had a stockholders’ deficit in the amount of $15,607,000 at September 30, 2020 compared to a stockholders’ deficit of $15,464,000 at December 31, 2019. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. We financed our operations during the nine months ended September 30, 2020 primarily from the issuance of various debentures with proceeds of $1,495,000 which includes the receipt of the SBA-Payroll Protection Program loan funds of $313,000 and the SBA-Economic Injury Disaster Loan funds of $150,000. On November 13, 2020, our filing of an Offering Circular on Form 1-A, pursuant to Regulation A (File Number: 024-11267) was qualified by the Securities and Exchange Commission. We registered 668,449,198 shares of common stock maximum proceeds of $2,315,000 (after deducting the maximum broker discount and costs of the offering). No assurances can be provided that the maximum or any specific amount of the offering will be accepted, the pricing or number of shares registered will remain the same, or the duration of the offering.

Going Concern

We have yet to establish any history of profitable operations. During the nine months ended September 30, 2020, the Company incurred a net loss of $2,942,000 and used cash in operating activities of $1,329,000, and at September 30, 2020, the Company had a stockholders’ deficit of $15,607,000. In addition, we are in default on notes payable and convertible notes payable in the aggregate amount of $3,555,000. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report published on our December 31, 2019 year-end financial statements, and Note 1 in our unaudited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise additional funds, including funds raised in our qualified Offering Circular as referenced above, and implement our business plan. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business. Currently, management is also attempting to increase revenues and improve gross margins by a revised sales strategy. We are redirecting our sales focus from direct sales to domestic and international sales channel, where we are primarily selling through a channel of Distributors, Value Added Resellers, Strategic Partners and Original Equipment Manufacturers. While we believe in the viability of our strategy to increase revenues and in our ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to continually increase our customer base and realize increased revenues from recently signed contracts. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (CFO) of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2020. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the following material weaknesses:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the interim period ended September 30, 2020. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

On December 1, 2017, The United States District Court for the Central District of California issued an opinion in the StrikeForce Technologies, Inc. v. SecureAuth Corp. case, which invalidated claims of U.S. Patent Nos. 7,870,599, 8,484,698 and 8,713,701 under 35 U.S.C. §101. We strongly disagreed with the Court’s decision and an appeal was filed by our attorney in July 2019. In October 2019, the Supreme Court of the United States denied our petition for a writ of certiorari in StrikeForce Technologies, Inc. v. SecureAuth Corp (19-103). Thus, the claims asserted against SecureAuth in the Central District of California, case no. 2:17-cv-04314-JAK-SK, remain invalid under 35 U.S.C. 101. Our three patents contain a total of 108 claims, 43 claims were deemed invalid, however, 65 claims are still valid. Despite the Supreme Court’s decision, our Protect ID® products still retain patent protection and our management intends to further expand those protections with new patents in the coming months. In the meantime, we continue to monitor the Federal Courts because there are several cases (i.e. Berkheimer v. HP), whereby a decision for Berkheimer could change the appellate landscape for 101 motion cases. Additionally, U.S. Senators Thom Tillis (R-NC) and Chris Coons (D-DE), along with several other Senators have released a bipartisan, bicameral draft bill that would reform Section 101 of the Patent Act in a manner we believe would be beneficial to us although the attainment of such reform may have been affected by the 2020 election results and incoming/outgoing Senators (although both sponsoring Senators won re-election). Management cannot guarantee that any pending claims or legislation will result in favorable decisions.

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

THE OUTBREAK OF THE COVID-19 MAY ADVERSELY AFFECT OUR CUSTOMERS.

Further, such risks as described above could also adversely affect our customers’ financial condition, resulting in reduced spending for the merchandise we sell. Risks related to an epidemic, pandemic or other health crisis, such as COVID-19, could also lead to the complete or partial closure of one or more of our facilities or operations of our sourcing partners. The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. We cannot anticipate the effect that the impairments caused by the COVID-19 pandemic will have on our fiscal 2020 results or the effectiveness and distributions of recently announced vaccines which may be introduced starting in 2020. These and other potential impacts of an epidemic, pandemic or other health crisis, such as COVID-19, could therefore materially and adversely affect our business, financial condition and results of operations.

THE OUTBREAK OF COVID-19 HAS RESULTED IN A WIDESPREAD HEALTH CRISIS THAT COULD ADVERSELY AFFECT THE ECONOMIES AND FINANCIAL MARKETS WORLDWIDE, AND COULD EXPONENTIALLY INCREASE THE RISK FACTORS DESCRIBED IN OUR PRIOR FILINGS.

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

In July 2020, two convertible note holders converted $118,901 of principal and $7,618 of accrued interest and fees into 3,186,879 shares of common stock at conversion prices ranging from $0.02542 to $0.061938 per share.

In July 2020, the funder from a May 2020 debt settlement agreement processed conversions for 1,980,000 shares of our common stock at conversion prices ranging from $0.0275 to $0.054945 per share.

In August 2020, four convertible note holders converted $76,589 of principal and $4,110 of accrued interest and fees into 8,921,413 shares of common stock at conversion prices ranging from $0.0042 to $0.0214 per share.

In August 2020, the funder from a May 2020 debt settlement agreement processed conversions for 2,277,538 shares of our common stock at conversion prices ranging from $0.007755 to $0.022 per share.

In September 2020, four convertible note holders converted $103,700 of principal and $16,293 of accrued interest and fees into 28,930,910 shares of common stock at conversion prices ranging from $0.00123 to $0.0095 per share.

In September 2020, the funder from a May 2020 debt settlement agreement processed conversions for 6,883,728 shares of our common stock at conversion prices ranging from $0.002255 to $0.00605 per share.

In September 2020, we issued a total of 7,500 shares of restricted common stock, valued at $176, relating to a December 2009 retainer agreement with our SEC attorney.

In September 2020, our transfer agent issued 3,026 shares of our common stock, as rounding shares related to our 1:500 reverse stock split of our issued and outstanding shares of common stock, that was adopted on June 25, 2020.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

At September 30, 2020, the Company is in default on notes payable and convertible notes payable in the aggregate amount of $3,555,000. We have not made various principal and interest payments on many of our debt obligations. We continue to seek work-out arrangements and applicable refinancing with new or revised debt or equity instruments. See Notes 2 and 4 to the condensed consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
1.1	Placement Agreement dated July 7, 2020, by and between StrikeForce Technologies, Inc. and Spencer Clarke LLC (23)
1.2	Addendum to Placement Agreement dated November 11, 2020, by and between StrikeForce Technologies, Inc. and Spencer Clarke LLC (25)
3.1	Amended and Restated Certificate of Incorporation of StrikeForce Technologies, Inc. (1)
3.2	By-laws of StrikeForce Technologies, Inc. (1)
3.3	Amended By-laws of StrikeForce Technologies, Inc. (2)
3.4	Amended By-laws of StrikeForce Technologies, Inc. (3)
3.5	Articles of Amendment of StrikeForce Technologies, Inc. (2)
3.6	Amendments to Articles of Incorporation (6)
3.7	Amendments to Articles of Incorporation (7)
3.8	Registration of Classes of Securities (8)
3.9	Amendments to Articles of Incorporation (9)
3.10	Registration of Classes of Securities (10)
3.11	Amendments to Articles of Incorporation (11)
3.12	Registration of Classes of Securities (12)
3.13	Amendments to Articles of Incorporation (13)
3.14	Amendments to Articles of Incorporation (14)
3.15	Amendments to Articles of Incorporation (15)
3.16	Amendments to Articles of Incorporation (16)
3.17	Amendments to Articles of Incorporation (17)
3.18	Amendments to Articles of Incorporation (18)
3.19	Amendments to Articles of Incorporation (22)
4.1	Form of Subscription Agreement (25)
4.2	Form of Convertible Promissory Note-Related Party (24)
4.3	Form of Promissory Note-Related Party (24)
10.1	Employment Agreement dated as of May 20, 2003, by and between StrikeForce Technologies, Inc. and Mark L. Kay (1)
10.2	Irrevocable Waiver of Conversion Rights of Mark L. Kay (4)
10.3	Irrevocable Waiver of Conversion Rights of Ramarao Pemmaraju (4)
10.4	Irrevocable Waiver of Conversion Rights of George Waller (4)
10.5	CFO Consultant Agreement with Philip E. Blocker (4)
10.6	2012 Stock Option Plan (5)
10.7	Asset Purchase Agreement between StrikeForce Technologies, Inc. and Cyber Safety, Inc., dated August 24, 2015 (18)
10.8	Amendment to the Asset Purchase Agreement and Distributor and Reseller Agreement between StrikeForce Technologies, Inc. and Cyber Safety, Inc. (19)
10.9	Execution of Litigation Funding Agreement (20)
10.10	BlockSafe Technologies, Inc. Intellectual Property License Agreement (21)
10.11	BlockSafe Technologies, Inc. Management Agreement (21)
10.12	BlockSafe Technologies, Inc. Amended Management Agreement (21)
10.13	Software License and Development Agreement, amendment two, by and between StrikeForce Technologies, Inc. and Intersections, Inc., dated October 1, 2010 (24)
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (26)
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (26)
32.1

Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (26)

32.2

Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (26)

(1)	Filed as an exhibit to the Registrant’s Form SB-2 dated as of May 11, 2005 and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Form 8-K dated February 4, 2011 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Form 10-Q dated December 13, 2010 and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Form S-1/A dated July 31, 2012 and incorporated herein by reference.
(5)	Filed in conjunction with the Registrant’s Form 14A filed October 5, 2012 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Form 8-K dated February 5, 2013 and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Form 8-K dated May 14, 2013 and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Form 8-A dated July 29, 2013 and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Form 8-K dated August 22, 2013 and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Form 8-A dated October 3, 2013 and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Form 8-K dated October 3, 2013 and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant’s Form 8-A dated December 31, 2013 and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s Form 8-K dated December 31, 2013 and incorporated herein by reference.
(14)	Filed as an exhibit to the Registrant’s Form 8-K dated March 18, 2014 and incorporated herein by reference.
(15)	Filed as an exhibit to the Registrant’s Form 8-K dated December 22, 2014 and incorporated herein by reference.
(16)	Filed as an exhibit to the Registrant’s Form 8-K dated February 13, 2015 and incorporated herein by reference.
(17)	Filed as an exhibit to the Registrant’s Form 8-K dated August 4, 2015 and incorporated herein by reference.
(18)	Filed as an exhibit to the Registrant’s Form 8-K dated July 16, 2019 and incorporated herein by reference.
(19)	Filed as an exhibit to the Registrant’s Form 8-K dated February 2, 2016 and incorporated herein by reference.
(20)	Filed as an exhibit to the Registrant’s Form 8-K dated September 11, 2017 and incorporated herein by reference.
(21)	Filed as an exhibit to the Registrant’s Form 10-Q dated June 30, 2018 and incorporated herein by reference.
(22)	Filed as an exhibit to the Registrant’s Form 8-K dated June 25, 2020 and incorporated herein by reference.
(23)	Filed as an exhibit to the Registrant’s Form 1-A dated July 13, 2020 and incorporated herein by reference.
(24)	Filed as an exhibit to the Registrant’s Form 1-A.1 dated September 11, 2020 and incorporated herein by reference.
(25)	Filed as an exhibit to the Registrant’s Form 1-A.1 dated November 12, 2020 and incorporated herein by reference.
(26)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRIKEFORCE TECHNOLOGIES, INC.

Dated: November 23, 2020	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: November 23, 2020	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer

