Form 10-K
period 2020-12-31
StrikeForce Technologies Inc.
filed 2021-04-13
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ___________

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 7, 2021
Common stock, $0.0001 par value	807,277,505

Class	Outstanding at April 7, 2021
Preferred stock, Series A, no par value	3

Class	Outstanding at April 7, 2021
Preferred stock, Series B, $0.10 par value	36,667

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes. $1,218,205

Transitional Small Business Disclosure Format Yes ☐  No ☒

Documents Incorporated By Reference

None

STRIKEFORCE TECHNOLOGIES, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2020 and 2019

CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

CAUTION REGARDING FORWARD-LOOKING INFORMATION

 Included in this annual report are “forward-looking” statements, within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”) as well as historical information. Some of our statements under “Business”, “Properties”, “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”,” the Notes to Consolidated Financial Statements” and elsewhere in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. We claim the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.

Such risks include, among others, the following: international, national and local general economic and market conditions: our ability to sustain, manage or forecast our growth; material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; rules and regulation related to cryptocurrency, both domestic and foreign; the economic effects of the pandemic, the promptness of distribution of vaccines, domestically and internationally to limit the impact of COVID-19, and the short and long term economic impact of COVID-19 on the marketplace and the marketability of our products; the ability to protect technology; and other factors referenced in this and prior filings.

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

PART I

ITEM 1. BUSINESS

We are a software development and services company that offers a suite of integrated computer network security products using proprietary technology. StrikeForce Technical Services Corporation was incorporated in August 2001 under the laws of the State of New Jersey. On September 3, 2004, we changed our name to StrikeForce Technologies, Inc. On November 15, 2010, we redomiciled under the laws of the State of Wyoming. We initially conducted operations as an integrator and reseller of computer hardware and telecommunications equipment and services until December 2002. In December 2002, and formally memorialized in September 2003, we acquired certain intellectual property rights and patent pending technology from NetLabs.com, Inc. (“NetLabs”) including the rights to further develop and sell their principal technology. In addition, certain officers of NetLabs joined our company as officers and directors of our company. Our ongoing strategy is developing and marketing our suite of network security products to the corporate, financial, healthcare, legal, government, technology, insurance, e-commerce and consumer sectors. We plan to continue to grow our business primarily through our globally expanding sales channel and internally generated sales, rather than by acquisitions. Apart from holding 49% of the issued and outstanding shares of BlockSafe Technologies, Inc., we have no other subsidiaries and we conduct our operations from our corporate office in Edison, New Jersey.

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

We completed the development of our ProtectID® platform at the end of June 2006, we completed the core development of our keyboard encryption and anti-keylogger product, GuardedID®, in December 2006 and commenced deployment of our new mobile product, MobileTrust® into the mobile stores in 2015. In the fourth quarter of 2020, we deployed our SafeVchat™ and PrivacyLoK™ secure video conferencing software. All are currently being sold and distributed. ProtectID® patent titled “Multi-Channel Device Utilizing a Centralized Out-of-Band Authentication System” is protected by three patents. The keystroke encryption technology we developed and use in our GuardedID® product is protected by three patents. MobileTrust® has a patent throughout Europe, as of June 2020.

Our suite of products is targeted to the financial, e-commerce, corporate, government, healthcare, legal, insurance, technology and retail markets. We seek to locate customers in a variety of ways. These primarily include contracts with value added resellers and distributors (both inside the United States and internationally), direct sales calls initiated by our internal staff, exhibitions at security and technology trade shows, through the media, through consulting agreements, and through our agent relationships. Our sales generate revenue either as an Original Equipment Manufacturer (“OEM”) model, through a Hosting/License agreement, bundled with other company’s products or through direct purchase by distributors and resellers. We price our products for cloud consumer transactions based on the number of transactions in which our software products are utilized. We also price our products for business applications based on the number of users. These pricing models provide our company with one-time, monthly, quarterly and annual recurring revenues with volume discounts. We are also generating revenues from a licensing agreement we executed with Cyber Safety, Inc. in 2015, which was modified in 2019.

We generated all of our revenues of $207,000 for the year ended December 31, 2020 (compared to $768,000 for the year ended December 31, 2019), from the sales of our security products. The decrease in revenues was primarily due to a reduction in the sales of our products with impairments caused by the adverse economic conditions resulting from the COVID-19 pandemic.

We market our products globally to financial service firms, healthcare related companies, legal services companies, e-commerce companies, automotive, government agencies, multi-level marketing groups, the enterprise market in general, and with virtual private network companies, as well as technology service companies and retail distributors that service all the above markets. We seek such sales through our own direct efforts, with emphasis on retail, through distributors, resellers and third-party agents internationally. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in multiple production installations and pilot projects with various distributors, resellers and direct customers primarily in the United States. Our GuardedID® product is also being sold directly to consumers, primarily through the Internet as well as distributors, resellers, third party agents, affiliates and potential OEM agreements by bundling GuardedID® with their products (providing a value-add and competitive advantage to their own products and offerings). Currently this is the most active market for us with multiple programs in production. We anticipate, but cannot guarantee, increases in revenues in fiscal 2021 and/or 2022 (subject to the impairments to the economy caused by the COVID-19 pandemic and the degree to which the economy rebounds post-pandemic), from these programs. In addition, we have completed the development and testing of our new mobile products, MobileTrust® and GuardedID® Mobile Software Development Kit (SDK), which is now available in the Apple Store and the Android Play Store. The mobile products play a major role in our anticipated, but not guaranteed (due to the impairments caused by the COVID-19 pandemic and the degree to which the economy rebounds post-pandemic ), fiscal 2021 and/or 2022 revenue projections.

We finished development of our SafeVchat™ Secure Video Conferencing and PrivacyLoK™ products at the end of 2020 and deployed SafeVchat™ beta testing by some by our clients and individuals through our resellers. SafeVchat™, in management’s estimation, is one of the most secure video conferencing products on the market. PrivacyLoK™ adds security to all video conferencing tools and runs in conjunction with other applications on the same computer. We have already earned revenues from SafeVchat™ and PrivacyLoK™ in 2021.

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

Because we are now experiencing a continual growing market demand (with the growth temporarily, in our opinion, curtailed by the economic consequences of the COVID-19 pandemic), we are developing a reseller and distribution channel as a strategy to generate, manage and fulfill demand for our products across market segments, minimizing the requirement for an increase in our staff as we grow our distributor market. We have minimized the concentration on our initial direct sales efforts as our distribution and reseller channels continue to grow internationally and will require appropriate levels of support.

On August 24, 2015, we entered into an agreement with Cyber Safety, Inc., a New York corporation (“Cyber Safety”) for Cyber Safety to license, and retain an option to purchase, the patents and intellectual property related to the GuardedID® and MobileTrust® software. Cyber Safety has the option to buy our GuardedID® patent for $10,000,000 that expires on September 30, 2021. If the purchase price is not paid by September 30, 2021, the purchase price will increase to $11,000,000 and be due September 30, 2022. We believe, but cannot guarantee, Cyber Safety will exercise its option to purchase GuardedID® based on ongoing constructive discussions with Cyber Safety. There have been no new negotiations with them in regard to the exercise of the option, but there are continuing discussions with them regarding some of their large contracts. The option remains open until September 30, 2022 (as discussed above) and Cyber Safety, to our knowledge, is still contemplating the exercise of the option. Cyber Safety also licensed the Malware Suite until September 30, 2020 and agreed to compensate us 15% to 20% of the net revenue amount Cyber Safety receives from this product. During the years ended December 31, 2020 and 2019, we recorded revenue of $380 and $441,000, respectively, from Cyber Safety.

In March 2020, the World Health Organization declared the spread of COVID-19 a pandemic. This outbreak continues to spread throughout the U.S. and around the world. As a result, authorities continue to implement numerous measures to try to contain the virus, including restrictions on travel, quarantines, shelter-in-place orders, business restrictions and complete shutdowns. We are not considered an “essential business” due to the industries and customers we serve. As of, and subsequent to, December 31, 2020, we have been following the recommendations of the CDC and state/local health authorities to minimize exposure risk for our team members for the past several months, including the temporary closure of our corporate office and having our team members work remotely. Most customers and vendors have transitioned to electronic submission of invoices and payments. The COVID-19 pandemic has resulted in longer response times from potential new customers and certain existing customers. We cannot anticipate the effect that the impairments caused by the COVID-19 pandemic will have on our fiscal 2021 results, or the effectiveness and distributions of recently announced vaccines which were introduced in 2020 and have commenced distribution in 2021. The pandemic has significantly impacted the economic conditions both in the United States and worldwide, with accelerated effects in February 2020 through the date of this Annual Report, as federal, state and local governments react to the public health crisis, creating significant uncertainties in both the worldwide and the United States economies. The situation is rapidly changing and additional impacts to our business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which the conditions surrounding COVID-19 will change including the timing of lifting any restrictions or office closure requirements. We will continue to evaluate the nature and extent of COVID-19’s impact to our business, consolidated results of operations, financial condition and liquidity, and our results presented herein are not necessarily indicative of the results to be expected for future periods in 2021 or beyond.

Management believes that cyber security is a growing requirement as the pandemic continues and more people are working remotely as well as using digital forms on a regular basis. Consequently, the market demand, in our estimation, is increasing. However, our Company is also experiencing the impact of the pandemic. Currently our management is not working from our office location and impedes our ability to take full advantage of the increasing market demand. Many of our current clients have experienced a dramatic slowdown in their business, limiting their ability to have the resources to pay for our services. We still produce revenues and we anticipate, but cannot guarantee, our video conferencing tool, SafeVchat™, which provides authentication and security (using our existing products), will have gained acceptance in the market. Currently, we have companies doing beta testing which is continuing into 2021. We have already earned revenues from SafeVchat™ and PrivacyLoK™ in 2021.

On November 13, 2020, our filing of an Offering Circular on Form 1-A, pursuant to Regulation A (File Number: 024-11267) was qualified by the Securities and Exchange Commission. We registered 668,449,198 shares of common stock maximum proceeds of $2,315,000 (after deducting the maximum broker discount and costs of the offering). As of December 31, 2020, we sold subscriptions for $976,000 and issued 436,337,203 shares of our common stock relating to Offering Circular. Subsequent to December 31, 2020, the offering was fully subscribed as we accepted the subscriptions for an aggregate of 465,000,000 shares of common stock for full satisfaction of the entire offering of $2,500,000 (of which we received $2,315,000). We announced the closing of the offering on our Current Report on Form 8-K as filed on February 8, 2021.

Effective June 25, 2020, we completed a 1:500 reverse stock split of our issued and outstanding shares of common stock and all fractional shares were rounded up. All share and per share amounts in this report on Form 10-K have been adjusted retroactively to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

Our executive office is located at 1090 King Georges Post Road, Suite 603, Edison, NJ 08837. Our telephone number is (732) 661-9641. Our Company’s website is www.strikeforcetech.com (we are not including the information contained in our website as part of, nor should the information be relied upon or incorporated by reference into, this report on Form 10-K).

Our Products

StrikeForce is a software development and services company. We own and are seeking to commercially market various identification protection software products that we developed to protect computer networks from unauthorized access, real time, and to protect network owners and users from cyber security attacks and data breaches. Our principal products ProtectID®, GuardedID®, inclusive of our unique CryptoColor® technology and MobileTrust®, are proprietary authentication and keystroke encryption technologies that are intended to eliminate unauthorized access to computer networks and all mobile devices, and to prevent unauthorized individuals from copying (logging) keystrokes. Our newest products, SafeVchat™ Secure Video Conferencing and PrivacyLoK™, are in beta testing and management intends to market them after the beta testing is complete. We have already earned revenues from SafeVchat™ and PrivacyLoK™ in 2021. We are increasing our market for our suite of products in the financial services, e-commerce, corporate, healthcare, government and consumer sectors. Our cyber security products are as follows:

o

ProtectID® is our multi-patented authentication platform that uses “Out-of-Band” multi-factor in-house installation, cloud service technology, a hybrid to authenticate computer network users by a variety of methods including traditional passwords combined with a telephone, iPhone, Droid, Blackberry, PDA, multiple computer secure sessions, or a Push Authentication method which was implemented in the fourth quarter of 2017, biometric identification and encrypted devices such as tokens or smartcards as examples. The authentication procedure separates authentication information such as usernames from the pin/passwords or biometric information, which are then provided to or from the network’s host server across separate communication channels. The platform allows for corporate control and client choices, per their company’s security policies, which evolves over time with newly available and customer requested technologies. (Patent Nos:7,870,599, 8,484,698, and 8,713,701 and one patent pending for Out-of-Band Authentication)

o

GuardedID® creates a 256-bit AES encrypted real time separate pathway for information delivery from a keyboard to a targeted application on a local computer, preventing the use of spyware/malware to collect user information. This product provides keyboard encryption and helps prevent keylogging from occurring in real time, which helps prevent the number one threat to consumers and businesses in today’s market: keylogging software, which is stealth software embedded in web sites, emails, pictures, MP3 files, videos, USB’s or other software and hardware that, once unknowingly launched, secretly monitors and records all of a user’s keystrokes on the computer and sends the data to the cyber thief without the user’s awareness. Keylogging has been reported as the one of the major causes of major data breaches that occurred from 2010 to 2016, as reported in the 2010-2016 Verizon Data Breach Reports. (Patent No: 8,566,608, 8,732,483 and 8,973,107).

o

MobileTrust® is an advanced iPhone/iPad and Android device password vault that includes a strong password generator. MobileTrust® also provides for Mobile Multi-Factor One Time Password authentication, a secured browser and keystroke encryption between its virtual keyboard and secured browser, which is critical to all confidential online transactions and other features, which is now in production. This new feature for mobile devices, which helps prevent data breaches and stolen credentials is a critical and vital addition to all enterprise mobile users, as enterprises transition to “Bring Your Own Devices” (BYOD). (International European Patent No: Application #14763895.1)

o

GuardedID® Mobile SDK is a software development kit that provides developers our patent protected keystroke encryption protection for all Apple and Android mobile device’s secure keyboards, allowing our keystroke encryption software to be embedded in any mobile applications, utilizing DES 256 Encryption.

o

SafeVchat™ is, in our estimation, one of the best and most secure video conferencing products in the marketplace and we believe will be ready for deployment at a time when it is most needed due to the remote workplace environment brought on by the work conditions arising from the consequences of the COVID-19 pandemic. The product is a two-factor authentication application, with out-of-band authentication capability, including push transactions to cell phones or a one-time passcode, and only invitees to the conference will gain access. The application also runs on any Apple or Android device. and operates on any browser because it does not require an application. SafeVchat™ also has a premium version available which utilizes PrivacyLok™ for added security.

o

PrivacyLok™ offers protective mechanisms that are far more encompassing than what other video conferencing platforms currently provide, such as camera locking, keyboard protection, clipboard protection, microphone protection and audio input/output locking. The application also runs on the user’s computer and protects all applications, not just video conferencing. The application is offered a part of the of SafeVchat™ Premium, or as a separate standalone application.

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

Factors that are considered important to our success include, but are not limited to, the following:

o	Our products address the needs of a broad variety of customers for authentication and cyber security overall. One of the biggest problems facing the world is Cyber Theft, the effects of which, our management contends, total an estimated $221 billion per year in business losses and more recently, based on anecdotal evidence provided to management, stated to be in the trillions going forward (with the full effect of the increased use in remote access due to COVID-19 still undeterminable).

o	For illustration (while historic), in 2011, it was reported that RSA Security’s data was breached from which Lockheed Martin and others were affected and lost millions of dollars. This event caused many companies to look to other means of two-factor authentication, such as Out-of-Band. The RSA Data Breach started with a keylogging virus which our GuardedID® product, management believes, would most likely have prevented.

o	The 2017 Verizon Data Breach report, published in April 2018, stated that 80% of all the data breaches they reported would not have occurred if the corporations used two factor authentication.

o	In February 2015, the New York Times reported that a Global Bank heist occurred in banks around the globe from a keylogger. This was the first known time that a large hack was reported that included a keylogger, which our management believes GuardedID® would have prevented. The article was noted as caused by keystroke encryption in a picture on the front page of the New York Times.

o	The Effectiveness of Our Products: Our products have been designed to provide, we believe, a high available level of security for computer networks and individual users. In particular, we believe that the now Patented “Out-of-Band” authentication process is an innovative technology that will greatly prevent unauthorized access to computer networks and will provide effective security products to drastically reduce the incidence of identity fraud for our customers. We have contractually commenced implementation of our products on a large global scale, yet there can be no assurance that they will function in all aspects as intended. Likewise, a high level of innovation characterizes the software industry and there can be no assurance that our competitors will not develop and introduce a superior product. The effective functioning of our products once deployed is an important factor in our future success. To date and our knowledge, all of our clients have reported, per an internal report by Research 2.0, that our products work as described.

o	Ability to Integrate our Software with Customer Environments: There are numerous operating systems that are used by computer networks. The ability of a software product to integrate with multiple operating systems is likely to be a significant factor in customer acceptance of particular products. Our ProtectID® operates on an independent Cloud Service platform and is also able to integrate with multiple operating systems and user interfaces for an in-house implementation. ProtectID® has been designed to use multiple authentication devices that are currently on the market (including, but not limited to, biometrics, key-fob tokens, iPhones, iPads, Androids, PDA’s, smart cards and other mobile devices). Our ability to integrate our products with multiple existing and future technologies is currently a key factor in the growth of our product’s acceptance and is demonstrated by our success with recent clients and installations. Our GuardedID® product currently operates with Windows Internet Explorer (IE), Firefox, Chrome and Safari browsers and our upgraded Premium version works with almost all applications running on a Windows desktop platform, inclusive of Microsoft Office and the MAC. New features and functions for both products continue to be developed via our research and development. We continue to be live with our MobileTrust® and GuardedID® Mobile SDK products, which work on all Apple and Android devices.

o	Relative Cost: We have attempted to design our products to provide a cost-effective suite of products for financial services, e-commerce, commercial, healthcare, government and direct-consumer customers. Our ability to offer our products at a competitive price and to add to existing installations is likely in our opinion, to be a key factor in the acceptance of our product as we have seen with many of our clients.

Business Model

We are focusing primarily on developing sales through “channel” relationships in which our products are offered by other manufacturers, distributors, value-added resellers and agents, internationally. In 2016, we added and publicly announced additions to our global distribution sales channel, which provides additional presence for us in the United States, Canada, Europe and Africa. We continue to add additional channel partners, especially on the consumer side and developed a new retail business. We also sell our suite of security products directly from our Edison, New Jersey office, which also augments our channel partner relationships. It is our strategy that these “channel” relationships will provide the greater percentage of our revenues ongoing, as was the case in the past two years. Examples of the channel relationships that we are seeking include already established original equipment manufacturer (“OEM”) and bundled relationships with other security technology and software providers that would integrate or bundle the enhanced security capabilities of ProtectID®, GuardedID® and/or MobileTrust® into their own product lines, including our MobileTrust® SDK, thereby providing greater value to their clients. These would include providers of networking software and manufacturers of computer and telecommunications hardware and software that provide managed services, and multi-level marketing groups, as well as all markets interested in increasing the value of their products and packages, such as financial services software, anti-virus, government integrators and identity theft product companies. We signed various new distributors during 2019 and 2020, and we anticipate, but cannot guarantee, an increase in revenues in 2021 and/or 2022 (subject to the impairments caused by the COVID-19 pandemic and the degree to which the economy rebounds post-pandemic).

We believe, but cannot guarantee, the revenues of SafeVchat™, our forthcoming secure Video Conferencing Tool, and PrivacyLok™, which adds five levels of security for SafeVchat™, will, once fully marketed, be profitable during 2021 and beyond. While the full effect of the increased use in remote access in employment due to COVID-19 is still undeterminable, it has become evident, in managements estimation, clear that people will be working remotely for a long time, perhaps with some hybrid level of permanence. In a February 2021 New York Times article, Google announced that they will no longer require that their employees to come into the attainment office, as stated in the New York Times, Video conference sales are projected to be over $100 billion, more than double of what was originally projected. We believe that SafeVchat™ and PrivacyLok™ are perfectly timed for introduction into the market and we anticipate, but cannot guarantee, our market share will grow over the next several years.

From our MobileTrust® security application, built with our sCloud registration process, we created and announced two additional products in 2020: our ProtectID® Mobile OTP (One Time Password) to be used with ProtectID®; and our GuardedID® Mobile keystroke encryption software development kit (SDK). Both products are now in production. With the creation of GuardedID® Mobile SDK, we now focus the sales of this software product to the development groups of our target markets for it to be added to their mobile applications. We are in discussions with many large-scale parties that are interested in this software, although no assurances can be provided as to acceptance and profitability. Management has already received requests for this software, as keystroke encryption malware grows and remains a major problem for the mobile-cyber security market, particularly with anti-virus products being viewed as non-effective against malware threats.

Our primary target markets include financial services such as banks and insurance companies, healthcare providers, legal services, government agencies through integrators, technology platforms, e-commerce-based services companies, telecommunications and cellular carriers, technology software companies, government agencies and consumers, especially for our mobile and keystroke encryption products. We are focusing our concentration on cyber security and data breach strategic problem areas, such as where compliance with financial, healthcare, legal and government regulations are key and stolen passwords are used to acquire private information illegally. In 2019 and 2020, several of our channel partners had pilots and client implementations in place that are expected, although no assurances can be provided, to increase our revenues in 2021 and/or 2022 (subject to the impairments caused by the COVID-19 pandemic and the degree to which the economy rebounds post-pandemic). There is no guarantee as to the timing and continued success of these efforts.

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

We seek to generate revenues through recurring fees for SafeVchat™, PrivacyLok™, GuardedID® and ProtectID® based on client consumer usage in the financial, healthcare services and legal services markets, as well as enterprises in general. We provide our clients a choice of operating our ProtectID® software internally by licensing it or through our hosted Cloud Service or a hybrid that some clients have implemented and none of our competitors presently offer. GuardedID® requires a download on each and every computer it protects, whether for employees or consumers. We have four GuardedID® products, (i) a standard version which protects browser data entry only, (ii) a premium version which protects almost all the applications running under Microsoft Windows on the desktop, including Microsoft Office Suite and almost all applications running on the desktop, (iii) an Enterprise version which, in addition, provides the Enterprise administrative rights and the use of Microsoft’s Enterprise tools for the product’s deployment, and (iv) an Apple version for all the latest MAC operating systems and for the browsers and entire desktop. Our MobileTrust® mobile product and GuardedID® Mobile SDK (software development kit) are priced for the consumer through the appropriate mobile phone stores, as well as direct, distribution and OEM sales for higher volume enterprises, including volume discounts to the degree allowed by the telecommunications providers. We anticipate, but cannot guarantee, steadily increasing revenues from these product offerings.

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

2. Application Service Provider (ASP) Partners: Our third-party service provides a hosting platform that facilitates faster implementations at competitive prices for our Cloud Service option.

3. Original Equipment Manufacturers (OEM): SFT products are sold to other security technology vendors that integrate ProtectID®, GuardedID® and, now, GuardedID® Mobile SDK into their products (bundling) and services providing for monthly/annual increasing recurring revenues. They are also now able to sell and bundle SafeVchat™ and PrivacyLoK™.

4. Internet sites and retail stores, such as Target, Office Depot and Amazon, that sell GuardedID® and MobileTrust®, to consumers and small enterprises online and in the stores.

5. Technology and other providers and resellers, agents and distributors are interested in purchasing and or selling our new SafeVchat™ and PrivacyLok™ products as secure video conferencing products

6. Outside Independent consultants selling our products for commission only, focusing on the video conferencing, healthcare, legal, travel and consumer markets.

Intellectual Property

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

On March 28, 2013, the Company initiated patent litigation against PhoneFactor, Inc., a subsidiary of Microsoft Corporation, for alleged infringement of United States Patent No. 7,870,599 (the “‘599 Patent”). The Company filed a separate action against Microsoft Corporation based on its alleged infringement of the ‘599 Patent and two additional patents for out-of-band user authentication (U.S. Patent Nos.: 8,484,698 & 8,713,701). Both actions were filed in the U.S. District Court for the District of Delaware. On January 15, 2016, the litigation was settled and the parties executed a settlement agreement in the form of a Release and License Agreement. The terms and conditions of the Release and License Agreement are confidential except under limited conditions. As a consequence of the Release and License Agreement, the parties have moved to dismiss the action with prejudice, the Company has licensed the patents to Microsoft Corporation, and the Company will receive a non-disclosable one-time lump sum payment.

In June 2020, we were awarded an International European Patent, Application #14763895.1, for MobileTrust®. While the MobileTrust® International Patent was granted in Europe, the patent application in the United States was rejected.

Our patent attorneys filed our fourth, fifth and sixth “Out of Band” continuation patents. We currently have three patents granted to us for Out-of-Band ProtectID® (Patent Nos.: 7,870,599, 8,484,698 and 8,713,701). MobileTrust® is also covered by our GuardedID® patents. We cannot provide assurances that the latter patents will be granted in fiscal 2021.

We plan to continue our strategy to aggressively enforce the patent rights relating to our granted Keystroke Encryption patents that help protect our GuardedID® and MobileTrust® products. We were granted three related keystroke encryption patents for which we received the most recent patent on March 3, 2015 (Patent Nos.: 8,566,608, 8,732,483 and 8,973,107). In June 2020, we also received an International Patent in Europe for MobileTrust® (Patent Approved: Application #14763895.1).

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

Business Strategy

Our primary strategy throughout 2020 and into 2021 is to focus on the growth and support of our channel partners, including distributors, resellers and original equipment manufacturers (OEMs) (subject to the impairments caused by COVID-19). Our internal sales team targets potential direct sales in industries that management believes provides the greatest potential for short term sales. These include small to medium sized financial institutions, government agencies, e-commerce, healthcare, legal and enterprise businesses. We are also executing agreements with strategic resellers and distributors for marketing, selling and supporting our products internationally. We primarily work with distributors, resellers and agents to generate the bulk of our sales internationally, realizing that this strategy takes longer to nurture, however it is progressing well. We are starting to realize positive results, however slowly, with our sales channel and anticipate, but cannot guarantee, a successful fiscal 2021, through the sales channel and from our new mobile and GuardedID® MAC, SafeVchat™ and PrivacyLoK™ products with a concentration of sales already contracted. There can be no assurances, however, that we will succeed in implementing our sales strategy. Although management believes that there is an increasingly strong market for our products as the need for cyber security solutions increases globally, we have not generated substantial revenue from the sale of our products and there is no assurance we can secure a market sufficient to permit us to achieve profitability in fiscal 2021 (subject to the impairments caused by the COVID-19 pandemic and the degree to which the economy rebounds post-pandemic).

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

Our product, MobileTrust®, is ideal for bringing the functionality of our other two products, especially including keystroke encryption, to all mobile devices, with initial focus on all Apple and Android devices. This product is also protected with our GuardedID® patents and some of its features and functions are covered by the Out-of-Band Authentication patent. Our other mobile product is GuardedID® Mobile SDK, which allows our secured keyboard function as a software development kit for developers to purchase and integrate as part of their secured applications. Considering the features and functions, all our cyber solutions have limited competition based on our products’ ability to protect individual identities and computers/devices against some of the most dangerous and increasing threats. We also have great demand for the mobile products, which are being marketed to all potential new clients.

Our patented technologies are used in SafeVchat™, our secure Video Conferencing Tool and PrivacyLok™, which adds five levels of security for SafeVchat™ Premium, which we believe are more secure than Zoom, Teams and other competitors’ products available in the growing marketplace.

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

As of December 31, 2020, no tokens have been developed or issued. There is no assurance as to whether, or at what amount, or on what terms, tokens will be available. Moreover, there can be no assurance how such technology will function, which could expose us to legal and regulatory issues. Cryptocurrency and its use of blockchains is still in the development stage and receiving mixed results. The Securities and Exchange Commission has, in its dissemination of information to the public, expressed that tokens in the United States would be treated as securities pursuant to the Howey Test. This standard has been adopted, in various forms, in numerous other jurisdictions. The European Union and China are contemplating their own form of cryptocurrency and Facebook Libra cryptocurrency recently lost the support of PayPal (see https://www.independent.co.uk/topic/cryptocurrency, which article is not incorporated by reference to this filing). In addition, legal and regulatory developments could render the technology impermissible, which could have a material adverse effect on BlockSafe and us.

At present, we hold 49% of the issued and outstanding BlockSafe common stock, with Mark L. Kay, Ramarao Pemmaraju, and, George Waller, our Directors, each a member of the BlockSafe Board of Directors and individually holding 10.3% of the issued and outstanding common stock of BlockSafe, each, for a combined total of 31%. BlockSafe meets the definition of a variable interest entity and based on the determination that the Company is the primary beneficiary of BlockSafe, BlockSafe’s operating results, assets and liabilities are consolidated by the Company.

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

In 2018, the Company’s consolidated subsidiary BlockSafe issued promissory notes to investors in the aggregate of $775,500. As part of each promissory note agreement BlockSafe agreed to pay a financing obligation to the note holders equal to the note principal in tokens, as defined, to be issued by BlockSafe. In December 2018, BlockSafe agreed to issue 200,000 cryptocurrency tokens to an unrelated party for receipt of $50,000. In February 2019, the agreement was amended and the unrelated party is to receive an additional 100,000 tokens. No such tokens have been developed or issued as of December 31, 2020.

From February 2019 to March 2019, BlockSafe agreed to issue 450,000 cryptocurrency tokens and 56,250 restricted shares of BlockSafe common stock to four unrelated parties for receipt of $122,500. The tokens or restricted stock of BlockSafe have not been issued as of December 31, 2020.

From March to April 2019, five of the BlockSafe noteholders agreed to convert $295,500 of principal and $19,700 of accrued interest into 1,845,041 cryptocurrency tokens to be issued by BlockSafe. The tokens have not been issued as of December 31, 2020.

We have used the funds received from investors pursuant to the promissory notes for the efforts mentioned below to develop the Tokens and to develop an additional product and prepare it for sale. We currently don’t require additional funds for the development efforts.

The steps we have taken to date in our efforts to develop tokens include completing a formal plan for the Tokens, obtaining professional advice regarding the legal implications of developing tokens, and we have a blockchain for our Tokens (BSAFE®). We have not yet finalized a budget for the development of Tokens, we have not yet hired a full development team, we have not yet completed the development of Tokens, and we have not yet developed any payment, trading, or custody platform or infrastructure related to the Tokens. The failure to develop or issue these Tokens as of December 31, 2020 does not constitute an event of default under the promissory notes. It should be noted however that the promissory notes were not repaid pursuant to their terms, and are currently in default.

At December 31, 2020, the Company’s consolidated subsidiary, BlockSafe Technologies, Inc. had recorded a financing obligation of $1,263,000 to be paid in tokens, as defined. At December 31, 2020 and through the date of this filing, BlockSafe Technologies, Inc. has not completed the development or issued any tokens. At December 31, 2020, as the development of the tokens has not been completed and tokens do not exist, and any amounts received for tokens are not considered equity or revenue, management determined that 100% of the obligation of $1,263,000 is a liability to be settled by BlockSafe Technologies, Inc., through the issuance of tokens, or through other means if tokens are never issued.

We have stated to the note holders that once StrikeForce has the funds or BlockSafe sells the Tokens, the intent is to satisfy the outstanding balances as soon as possible. In the event that we are unable to satisfy the outstanding balances of the Notes, it could have a material adverse effect on our business, financial condition and results of operations.

In March 2019, an increase of the authorized shares of BlockSafe’s common stock from one thousand (1,000) to one hundred million (100,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to BlockSafe’s Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in March 2019.

In March 2019, a 1:15,000 forward stock split of BlockSafe’s issued and outstanding shares of common stock was ratified, effective upon the filing of an amendment to BlockSafe’s Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in March 2019.

Employees

As of fiscal year ended December 31, 2020, we had 9 employees and our relations with employees are good.

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

ITEM 1A. RISK FACTORS

The risk factors required pursuant to Regulation S-K, Item 503(c) are not required for smaller reporting companies. Accordingly, the Company has determined to provide particular risk factors at this time. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition. If any events described in the risk factors actually occur, our business, operating results, prospects and financial condition could be materially harmed. In connection with the forward looking statements that appear elsewhere in this annual report, you should also carefully review the cautionary statement referred to under “Special Note Regarding Forward Looking Statements.” The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

We have yet to establish any history of profitable operations. For the year ended December 31, 2020, we incurred a net loss of $10,088,000 and used cash in operating activities of $2,256,000, and at December 31, 2020, we had a stockholders’ deficit of $14,342,000. Also, at December 31, 2020, we are in default on notes payable and convertible notes payable in the aggregate amount of $3,604,000 (although subsequent to December 31, 2020 we eliminated certain variable convertible debt, in return for unregistered shares of our common stock, as disclosed in Subsequent issuances disclosed in Item 5, Recent Issuance of Unregistered Securities and item 7, Liquidity and Capital Resources). These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2020 with respect to this uncertainty. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities and future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.

At December 31, 2020, we had cash on hand in the amount of $162,000. Subsequent to December 31, 2020, we sold subscriptions for $1,525,000 and issued 38,116,450 shares of its common stock in an offering under Regulation A and received one SBA Paycheck Protection assistance loan for $177,000.  Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. Our ability to continue as a going concern is dependent upon our ability to continue to implement our business plan.  Currently, management is attempting to increase revenues by selling through a channel of distributors, value added resellers, strategic partners and original equipment manufacturers.  While we believe in the viability of our strategy to increase revenues, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to increase our customer base and realize increased revenues.  No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to us.  Even if we are able to obtain additional financing, if needed, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

We completed the development of our ProtectID® platform at the end of June 2006, we completed the core development of our keyboard encryption and anti-keylogger product, GuardedID®, in December 2006 and commenced deployment of our new mobile product, MobileTrust® into the mobile stores in 2015. We completed GuardedID® in 2016 and SafeVchat™ and PrivacyLok™ in 2020. Presently, (except for SafeVchat™ and PrivacyLok™ which are in beta testing although we have already earned revenues from SafeVchat™ and PrivacyLoK™ in 2021), all of the products are being sold and distributed. Our suite of products is targeted to the financial, e-commerce, corporate, government, healthcare, legal, insurance, technology and retail markets. We seek to locate customers in a variety of ways. These primarily include contracts with value added resellers and distributors (both inside the United States and internationally), direct sales calls initiated by our internal staff, exhibitions at security and technology trade shows, through the media, through consulting agreements, and through our agent relationships. Our sales generate revenue either as an Original Equipment Manufacturer (“OEM”) model, through a Hosting/License agreement, bundled with other company’s products or through direct purchase by distributors and resellers. We price our products for cloud consumer transactions based on the number of transactions in which our software products are utilized. We also price our products for business applications based on the number of users. These pricing models provide our company with one-time, monthly, quarterly and annual recurring revenues with volume discounts. We are also generating revenues from annual maintenance contracts, renewal fees and expect, but cannot guarantee, an increase in revenues based upon the execution of various agreements that we have recently concluded, primarily in the retail and insurance sectors.

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

IF WE DO NOT ADEQUATELY PROTECT THE INTELLECTUAL PROPERTY RIGHTS, WE MAY EXPERIENCE A LOSS OF REVENUE AND OUR OPERATIONS MAY BE MATERIALLY IMPAIRED.

We rely upon confidentiality agreements signed by our employees, consultants and third parties to protect the intellectual property. These agreements generally provide that the individual must keep confidential and not disclose to other parties any confidential information developed or learned by the individual during the course of the individual’s relationship with us except in limited circumstances. These agreements generally also provide that we shall own all inventions conceived by the individual in the course of rendering services to us. These agreements may not effectively prevent disclosure of confidential information or result in the effective assignment to us of intellectual property and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information or other breaches of the agreements. In addition, others may independently discover trade secrets and proprietary information that have been licensed to us or that we own, and in such case we could not assert any trade secret rights against such party.

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

Our success depends, to a critical extent, on the continued efforts and services of our Chief Executive Officer, Mark L. Kay, our Chief Technical Officer and Inventor, Ramarao Pemmaraju, our Chief Technical Officer, and our Executive Vice President and Head of Marketing, George Waller. Were we to lose two or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our Company. We do not currently carry key-man life insurance policies on any of our employees, which would assist us in recouping our costs in the event of the loss of those officers.

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

We are a “penny stock” company. We are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination of the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop, because it imposes additional regulatory burdens on penny stock transactions.

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

All of the outstanding shares of common stock held by the present officers, directors, and affiliate stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who is an affiliate or officer or director who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company’s outstanding common stock. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months if the company is a current reporting company under the 1934 Act. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

FINRA SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER’S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

WE HAVE IDENTIFIED MATERIAL WEAKNESSES IN OUR DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROL OVER FINANCIAL REPORTING.

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As discussed in Item 9A – “Controls and Procedures” of this Form 10-K, we have evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of December 31, 2020.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses we identified are (1) We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the year ended December 31, 2020. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness; (2) Our board of directors has no independent director or member with financial expertise which causes ineffective oversight of our external financial reporting and internal control over financial reporting; (3) We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

In addition, we applied for funding pursuant to the Small Business Administration program. The Paycheck Protection Program provides forgivable funding for payroll and related costs as well as some non-payroll costs. We applied for funding and we have received (on April 17, 2020) funding in the amount of $313,000. The Economic Injury Disaster Loan provides low-interest, long-term financing. We applied for funding and received (on May 18, 2020) funding in the amount of $150,000. In March 2021, we applied for funding and were approved for a second round of Paycheck Protection Program forgivable financing in the amount of $177,000. We are currently awaiting the disbursement of the funds. No assurances can be provided as to the adequacy of the funds received for ongoing operations in 2021 or if additional funding will be subsequently available.

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

An economic recession had set in from the pandemic in 2020. Some companies are not receiving payments and in turn, as a consequence of limited cash flow, are not prepared to purchase our products. COVID-19 has led to some of our customers and potential customers being stricken with the virus causing them to not be able to work for many weeks and therefore causing delays for us in our marketing decisions. This outbreak could decrease spending, adversely affect demand for our products, and harm our business and results of operations. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak or the timing and the degree to which economic recovery will be realized post-pandemic and, consequently, its effects on our business or results of operations, financial condition, or liquidity, at this time.

THE OUTBREAK OF COVID-19 HAS RESULTED IN A WIDESPREAD HEALTH CRISIS THAT COULD ADVERSELY AFFECT THE ECONOMIES AND FINANCIAL MARKETS WORLDWIDE AND COULD EXPONENTIALLY INCREASE THE RISK FACTORS DESCRIBED IN OUR PRIOR FILINGS.

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

ITEM 2. PROPERTIES

We operate from leased offices located at 1090 King Georges Post Road, Suite #603, Edison, New Jersey 08837. We do not hold any material investments in other real or personal property other than office equipment. We paid a monthly base rent of $4,409 from February 2019 thru January 2020, $4,542 from February 2020 through January 2021 and $4,678 from February 2021 through April 2021. We will pay a monthly base rent of $4,678 from May 2021 through January 2022, $4,818 from February 2022 thru January 2023 and $4,963 from February 2023 thru January 2024.

ITEM 3. LEGAL PROCEEDINGS

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(A) MARKET INFORMATION

Our registration statement on Form SB-2 was declared effective by the SEC in August 2005 and our shares were approved for listing on the OTC Bulletin Board by the Financial Industry Regulatory Authority (FINRA) in December 2005. Prior to December 2005, there was no public market for the common stock. Our common stock is currently quoted on the OTC Electronic Bulletin Board maintained by OTCMarkets.com under the symbol “SFOR”. The following sets forth high and low bid price quotations for each calendar quarter during the last fiscal years that trading occurred or quotations were available, calculated based on the result post-prior reverse splits of our common stock. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended:	Low:	High:
March 31, 2019	$0.0031	$0.0199
June 30, 2019	$0.0019	$0.0060
September 30, 2019	$0.0016	$0.0036
December 31, 2019	$0.0013	$0.0100
March 31, 2020	$0.0008	$0.0033
June 30, 2020	$0.0003	$1.7500
September 30, 2020	$0.0040	$0.1200
December 31, 2020	$0.0023	$0.1499

The closing bid price for our shares of common stock on April 7, 2021 was $0.11.

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

(B) HOLDERS

As of April 7, 2021, there were approximately 502 holders of the common stock on record with our transfer agent.

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

(D) RECENT ISSUANCES OF UNREGISTERED SECURITIES

In October 2020, convertible note holders converted $68,000 of principal and $21,000 of accrued interest/fees into 65,971,876 shares of common stock at a conversion prices ranging from $0.0009 to $0.002542 per share.

In October 2020, the funder from a May 2020 debt settlement agreement processed conversions for 24,381,509 shares of our common stock at conversion prices ranging from $0.00165 to $0.0022 per share.

In November 2020, we sold subscriptions for $37,000 and issued 10,000,000 shares of our common stock relating to the November 2020 Offering Circular.

In November 2020, convertible note holders converted $68,000 of principal and $8,000 of accrued interest/fees into 58,880,003 shares of common stock at a conversion prices ranging from $0.0009 to $0.002356 per share.

In December 2020, we sold subscriptions for $938,000 and issued 426,337,203 shares of our common stock relating to the November 2020 Offering Circular.

In December 2020, convertible note holders converted $23,000 of principal and $18,000 of accrued interest/fees into 64,868,878 shares of common stock at a conversion price of $0.00063 per share.

In December 2020, we issued a total of 7,500 shares of restricted common stock, valued at $184, relating to a December 2009 retainer agreement with our SEC attorney.

In December 2020, we issued a total of 6,261,765 shares of restricted common stock, valued at $20,000, to two consultants relating to consultant agreements executed in 2020 with both consultants.

Subsequent issuances:

Subsequent to December 31, 2020, convertible notes aggregating $45,000 of principal and $6,000 of accrued interest and fees were converted into 16,168,589 shares of common stock at conversion prices ranging from $0.00156 to $0.02 per share.

Subsequent to December 31, 2020, we issued 460,829 shares of common stock in exchange for the cancellation of accrued interest of $24,000 and the token financing obligation of $100,000.

Subsequent to December 31, 2020, we issued 34,139,772 shares of common stock upon a cashless exercise of 17,500,000 options shares and 17,045,454 warrants shares.

Subsequent to December 31, 2020, we issued 128,527 shares of common stock for services with a fair value of $26,000.

Subsequent to December 31, 2020, we issued 38,116,450 shares of its common stock to investors for cash proceeds of $1,525,000 pursuant to our November 2020 Offering Circular.

Subsequent to December 31, 2020, we repaid related party convertible notes, secured notes payable and accrued interest in the aggregate of $367,000.

Subsequent to December 31, 2020, we applied for funding pursuant to the Small Business Administration program. The second round of the Paycheck Protection Program provides forgivable funding for payroll and related costs as well as some non-payroll costs. We applied for funding and, to date, have received (on March 16, 2021) funding in the amount of $177,000.

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

Our MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of our business conditions, results of operations, liquidity and capital resources and contractual obligations. We did not have any off balance sheet arrangements as of December 31, 2019 or 2020.

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

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, has adversely affected workforces, customers, economies, and financial markets globally. It has also disrupted the normal operations of many businesses. This outbreak could decrease spending, adversely affect demand for our products, and harm our business and results of operations. We cannot anticipate the effect that the impairments caused by the COVID-19 pandemic or the degree to which the economy rebounds post-pandemic will have on our fiscal 2021 results, or the effectiveness and distributions of recently announced vaccines. We will continue to evaluate the nature and extent of COVID-19’s impact to our business, consolidated results of operations, financial condition and liquidity, and our results presented herein are not necessarily indicative of the results to be expected for future years.

During the year ended December 31, 2020, we believe the COVID-19 pandemic did impact its operating results as sales to customers were down 73% as compared from the year ended December 31, 2019. However, we have not observed any impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic. At this time, it is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business or results of operations, financial condition, or liquidity.

We have been following the recommendations of health authorities to minimize exposure risk for our team members, including the temporary closure of our corporate office and having team members work remotely. Most customers and vendors have transitioned to electronic submission of invoices and payments.

Management believes that cyber security is a growing requirement as the pandemic continues, more people are working remotely as well as using digital forms on a regular basis. Consequently, the market demand, in our estimation, is increasing. However, our company is also experiencing the impact of the pandemic. Currently our management is not working from our office location and impedes our ability to take full advantage of the increasing market demand. Many of our current clients have experienced a dramatic slowdown in their business, limiting their ability to have the resources to pay for our services. We still generate revenues and we anticipate, but cannot guarantee, we will have the resources to advance our video conferencing tool, SafeVchat™ and PrivacyLoK™, that provides authentication and encryption (using our existing products), for which we believe will have a great interest in the market. Currently, we have already earned revenues from SafeVchat™ and PrivacyLoK™ in 2021.

Our executive office is located at 1090 King Georges Post Road, Suite 603, Edison, NJ 08837. Our telephone number is (732) 661-9641. We have 9 employees. Our Company’s website is www.strikeforcetech.com (we are not including the information contained in our website as part of, nor should the information be relied upon or incorporated by reference into, this report on Form 10-K).

Results of Operations

FOR THE YEAR ENDED DECEMBER 31, 2020 COMPARED TO THE YEAR ENDED DECEMBER 31, 2019

Revenues for the year ended December 31, 2020 were $207,000 compared to $768,000 for the year ended December 31, 2019, a decrease of $561,000 or 73.1%. The decrease in revenues was primarily due to a reduction in the sales of our products with impairments related to the economic consequences of the COVID-19 pandemic. Revenues are derived from software, key fobs and services.

Cost of revenues for the year ended December 31, 2020 was $13,000 compared to $10,000 for the year ended December 31, 2019, an increase of $3,000, or 30.0%. The increase resulted from the increased fees related to certain revenues. Cost of revenues are fees and key fobs related to our revenues, and as a percentage of total revenues for the year ended December 31, 2020 was 6.2% compared to 1.3% for the year ended December 31, 2019.

Research and development expenses for the year ended December 31, 2020 were $520,000 compared to $520,000 for the year ended December 31, 2019. The salaries, benefits and overhead costs of personnel conducting research and development of our software products primarily comprises our research and development expenses.

Compensation, professional fees, and selling, general and administrative (collectively, “SGA”) expenses for the year ended December 31, 2020 were $2,350,000 compared to $1,839,000 for the year ended December 31, 2019, an increase of $511,000 or 27.8%. The increase was due primarily to an increase in employee stock-based compensation and professional fees. SG&A expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock options to employees and other general corporate expenses.

For the year ended December 31, 2020, other expense was $7,412,000 as compared to other expense of $2,147,000 for the year ended December 31, 2019, representing an increase in other expense of $5,265,000, or 245.2%. The increase was primarily due to increases in the loss on extinguishment of debt and in the change in the fair value of derivative liabilities, offset by decreases in private placement costs and in debt discount amortization.

Our net loss for the year ended December 31, 2020 was $10,088,000 compared to $3,750,000 for the year ended December 31, 2019, an increase of $6,338,000, or 169.0%. The increase was primarily due to increases in the loss on extinguishment of debt, in the change in the fair value of derivative liabilities, in employee stock-based compensation, in professional fees, and the decrease in revenues, offset by decreases in private placement costs and in debt discount amortization.

Liquidity and Capital Resources

Our total current assets at December 31, 2020 were $203,000, which included cash of $162,000, as compared with $99,000 in total current assets at December 31, 2019, which included cash of $75,000. Additionally, we had a stockholders’ deficit in the amount of $14,342,000 at December 31, 2020 compared to a stockholders’ deficit of $15,464,000 at December 31, 2019. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. We financed our operations during the year ended December 31, 2020 primarily from the issuance of various debentures with proceeds of $1,495,000 which includes the receipt of the SBA-Payroll Protection Program loan funds of $313,000 and the SBA-Economic Injury Disaster Loan funds of $150,000. On November 13, 2020, our filing of an Offering Circular on Form 1-A, pursuant to Regulation A (File Number: 024-11267) was qualified by the Securities and Exchange Commission. We registered 668,449,198 shares of common stock maximum proceeds of $2,315,000 (after deducting the maximum broker discount and costs of the offering). As of December 31, 2020, we sold subscriptions for $976,000 and issued 436,337,203 shares of our common stock to 27 investors relating to our November 2020 Offering Circular.

Subsequent to December 31, 2020, convertible notes aggregating $45,000 of principal and $6,000 of accrued interest and fees were converted into 16,168,589 shares of common stock at conversion prices ranging from $0.00156 to $0.02 per share.

Subsequent to December 31, 2020, we issued 460,829 shares of common stock in exchange for the cancellation of accrued interest of $24,000 and the token financing obligation of $100,000.

Subsequent to December 31, 2020, we issued 34,139,772 shares of common stock upon a cashless exercise of 17,500,000 options shares and 17,045,454 warrants shares.

Subsequent to December 31, 2020, we issued 128,527 shares of common stock for services with a fair value of $26,000.

Subsequent to December 31, 2020, we issued 38,116,450 shares of its common stock to investors for cash proceeds of $1,525,000 pursuant to our November 2020 Offering Circular.

Subsequent to December 31, 2020, we repaid related party convertible notes, secured notes payable and accrued interest in the aggregate of $367,000.

Subsequent to December 31, 2020, we applied for funding pursuant to the Small Business Administration program. The second round of the Paycheck Protection Program provides forgivable funding for payroll and related costs as well as some non-payroll costs. We applied for funding and, to date, have received (on March 16, 2021) funding in the amount of $177,000.

Going Concern

We have yet to establish any history of profitable operations. During the year ended December 31, 2020, the Company incurred a net loss of $10,088,000 and used cash in operating activities of $2,256,000, and at December 31, 2020, the Company had a stockholders’ deficit of $14,342,000. In addition, we are in default on notes payable and convertible notes payable in the aggregate amount of $3,604,000. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

At December 31, 2020, we had cash on hand in the amount of $162,000. Subsequent to December 31, 2020, we sold subscriptions for $1,525,000 and issued 38,116,450 shares of its common stock in an offering under Regulation A and received one SBA Paycheck Protection assistance loan for $177,000. Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. Our ability to continue as a going concern is dependent upon our ability to continue to implement our business plan. Currently, management is attempting to increase revenues by selling through a channel of distributors, value added resellers, strategic partners and original equipment manufacturers. While we believe in the viability of its strategy to increase revenues, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to increase our customer base and realize increased revenues. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, if needed, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

Changes in Authorized Shares and Forward Split of BlockSafe Shares

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

In April 2020, our Board of Directors and the holders of a majority of the voting power approved a resolution to effectuate a 500:1 Reverse Stock Split resolution for a reduction in the authorized common stock from seventeen billion (17,000,000,000) to fourteen billion (14,000,000,000), $0.0001 par value, of the Company. The amendment was adopted in June 2020.

In December 2020, a decrease of the authorized shares of the Company’s common stock from fourteen billion (14,000,000,000) to four billion (4,000,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to our Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in December 2020.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

StrikeForce Technologies, Inc.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of

StrikeForce Technologies, Inc.

Edison, NJ

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of StrikeForce Technologies, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended December 31, 2020, the Company incurred a net loss and utilized cash in operations, and at December 31, 2020, had a stockholders’ deficit. In addition, $3,604,000 of notes payable were in default as of that date. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments.

The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Determination and Valuation of Derivative Liabilities

As discussed in Notes 3 and 10 to the consolidated financial statements, during the year ended December 31, 2020 and in prior periods, the Company issued convertible notes and warrants that required management to assess whether the conversion features of the convertible notes required bifurcation and separate valuation as a derivative liability and whether the warrants required accounting as derivative liabilities. When it is determined that derivative liability accounting treatment is required, the Company measures the derivative liabilities at fair value using Monte Carlo Simulation Models. Such models use certain assumptions related to exercise price, term, expected volatility, and risk-free interest rate. As of December 31, 2020, the derivative liabilities totaled $163,000.

We identified the determination and valuation of the derivative liabilities as a critical audit matter due to the significant judgements used by the Company in determining whether the embedded conversion features and warrants required derivative accounting treatment and the significant judgements used in determining the fair value of the derivative liabilities including the appropriateness of the model utilized. Auditing the determination and valuation of the derivative liabilities involved a high degree of auditor judgement and specialized skills and knowledge were needed.

The primary procedures we performed to address this critical audit matter included the following. We inspected and reviewed debt agreements, conversion notices, and settlement agreements to evaluate the Company’s determination of whether derivative accounting was required, including assessing and evaluating management’s application of relevant accounting standards to such transactions. We evaluated the reasonableness and appropriateness of the choice of valuation model used for each specific derivative instrument. We tested the reasonableness of the underlying assumptions and data used in the valuations to determine the fair values, including stock price, exercise price, term, expected volatility and risk-free interest rate. We tested the accuracy and completeness of data used by the Company in developing the assumptions used in the model. We developed an independent expectation using market data sources, models and key assumptions determined to be relevant and reliable and compared such independent expectation to the Company’s estimate. In addition, we ascertained the competence and objectivity of the third-party valuation specialist engaged by the Company to calculate the fair values, as well as independently assessing the professional competence, experience, and objectivity of the Company’s third-party valuation specialist.

We have served as the Company’s auditor since 2015.

/s/ Weinberg & Company, P.A.

Los Angeles, California

April 13, 2021

STRIKEFORCE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash (includes VIE balances of $2,000 and $1,000, respectively)	$162,000	$75,000
Accounts receivable, net	20,000	20,000
Prepaid expenses	21,000	4,000

Total current assets	203,000	99,000

Property and equipment, net	2,000	5,000
Operating lease right-of-use asset	157,000	206,000
Other assets	14,000	17,000

Total Assets	$376,000	$327,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses (includes VIE balances of $3,000 and $27,000, respectively)	$1,010,000	$1,116,000
Convertible notes payable (net of discount of $14,000 and $423,000, respectively;
including $1,458,000 and $1,438,000 in default, respectively)	1,469,000	1,860,000
Convertible notes payable - related parties	298,000	356,000
Notes payable (net of discount of $52,000 and $0, respectively; including $2,146,000 and $2,114,000	2,250,000	2,238,000
in default, respectively) (includes VIE balances of $475,000 and $475,000, respectively)
Notes payable - related parties	952,000	743,000
Accrued interest (including $1,448,000 and $1,396,000 due to related parties, respectively) (includes	5,187,000	4,842,000
VIE balances of $109,000 and $71,000, respectively)
Contingent payment obligation	1,500,000	1,500,000
Financing obligation (includes VIE balance of $1,263,000 and $1,263,000, respectively)	1,263,000	1,263,000
Operating lease liability, current portion	38,000	47,000
Derivative liabilities	163,000	1,516,000

Total current liabilities	14,130,000	15,481,000

Notes payable, long term portion	463,000	148,000
Operating lease liability, long term portion	125,000	162,000

Total Liabilities	14,718,000	15,791,000

Commitments and Contingencies

Stockholders' Deficit
Series A Preferred stock, no par value; 100 shares authorized;
3 shares issued and outstanding	987,000	987,000
Series B Preferred stock par value $0.10: 100,000,000 shares authorized;
36,667 shares issued and outstanding	4,000	4,000
Preferred stock series not designated par value $0.10: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.0001: 4,000,000,000 shares authorized;
718,263,338 and 5,905,388 shares issued and outstanding, respectively	72,000	1,000
Additional paid-in capital	39,814,000	28,675,000
Accumulated deficit	(54,396,000)	(44,353,000)
Total StrikeForce Technologies, Inc. stockholders' deficit	(13,519,000)	(14,686,000)
Noncontrolling interest in consolidated subsidiary	(823,000)	(778,000)

Total Stockholders' Deficit	(14,342,000)	(15,464,000)

Total Liabilities and Stockholders' Deficit	$376,000	$327,000

See accompanying notes to the consolidated financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2020	December 31, 2019

Revenue	$207,000	$768,000

Operating expenses:
Cost of revenue	13,000	10,000
Selling, general and administrative expenses	2,350,000	1,839,000
Research and development	520,000	520,000

Total operating expenses	2,883,000	2,369,000

Loss from operations	(2,676,000)	(1,601,000)

Other income (expense):
Interest expense (including $135,000 and $129,000 to related parties, respectively)	(654,000)	(505,000)
Debt discount amortization	(605,000)	(1,047,000)
Private placement costs	(175,000)	(803,000)
Change in fair value of derivative liabilities	(1,190,000)	311,000
Loss on extinguishment of debt, net	(4,841,000)	(134,000)
Other income	53,000	31,000

Other income (expense), net	(7,412,000)	(2,147,000)

Loss before income taxes	(10,088,000)	(3,748,000)

Income tax expense	-	2,000

Net loss	(10,088,000)	(3,750,000)
Net loss attributable to noncontrolling interest	45,000	222,000

Net loss attributable to StrikeForce Technologies, Inc.	$(10,043,000)	$(3,528,000)

Net loss per common share
-Basic and diluted	$(0.14)	$(0.68)

Weighted average common shares outstanding
-Basic and diluted	73,260,600	5,215,411

See accompanying notes to the consolidated financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Non controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at January 1, 2019	3	$987,000	36,667	$4,000	4,747,499	$1,000	$26,587,000	$(40,825,000)	$(556,000)	$(13,802,000)

Fair value of common stock issued for services	-	-	-	-	60	-	-	-	-	-

Fair value of vested options	-	-	-	-	-	-	21,000	-	-	21,000

Fair value of warrants issued with convertible notes accounted for as debt discount	-	-	-	-	-	-	60,000	-	-	60,000

Common stock issued upon conversion of notes payable and accrued interest	-	-	-	-	1,157,829	-	2,007,000	-	-	2,007,000
						.
Net loss	-	-	-	-	-	-	-	(3,528,000)	(222,000)	(3,750,000)

Balance at December 31, 2019	3	987,000	36,667	4,000	5,905,388	1,000	28,675,000	(44,353,000)	(778,000)	(15,464,000)

Common stock issued for cash	-	-	-	-	436,337,203	44,000	932,000	-	-	976,000

Fair value of common stock issued for services	-	-	-	-	6,378,671	1,000	38,000	-	-	39,000

Fair value of vested options	-	-	-	-	-	-	506,000	-	-	506,000

Warrants issued with notes payable accounted for as debt discount	-	-	-	-	-	-	118,000	-	-	118,000

Common stock issued upon conversion of notes payable and accrued interest	-	-	-	-	233,674,842	23,000	9,089,000	-	-	9,112,000

Common stock issued upon conversion of debt settlement	-	-	-	-	35,967,234	3,000	456,000	-	-	459,000

Net loss	-	-	-	-	-	-	-	(10,043,000)	(45,000)	(10,088,000)

Balance at December 31, 2020	3	$987,000	36,667	$4,000	718,263,338	$72,000	$39,814,000	$(54,396,000)	$(823,000)	$(14,342,000)

See accompanying notes to the consolidated financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31, 2020	December 31, 2019
Cash flows from operating activities:
Net loss	$(10,088,000)	$(3,750,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,000	7,000
Amortization of debt discount	605,000	1,047,000
Amortization of right-of-use asset	49,000	47,000
Fair value of common stock issued for services	39,000	-
Fair value of vested options	506,000	21,000
Change in fair value of derivative liabilities	1,190,000	(311,000)
Private placement costs	173,000	803,000
Loss on extinguishment of debt	4,841,000	134,000
Changes in operating assets and liabilities:
Accounts receivable	-	1,000
Prepaid expenses	(17,000)	-
Accounts payable and accrued expenses	(77,000)	170,000
Accrued interest	562,000	490,000
Operating lease liability	(46,000)	(44,000)
Net cash used in operating activities	(2,256,000)	(1,385,000)

Cash flows from investing activities:
Purchases of property and equipment	(1,000)	(1,000)
Net cash used in investing activities	(1,000)	(1,000)

Cash flows from financing activities:
Proceeds from sale of common stock	976,000	-
Proceeds from convertible notes payable	803,000	985,000
Proceeds from notes payable	673,000	315,000
Proceeds from notes payable-related parties	263,000	-
Repayment of convertible note payable	(43,000)	-
Repayment of notes payable	(274,000)	(48,000)
Repayment of notes payable-related parties	(54,000)	-
Proceeds from finance obligation	-	123,000
Net cash provided by financing activities	2,344,000	1,375,000

Net increase (decrease) in cash	87,000	(11,000)

Cash at beginning of the year	75,000	86,000

Cash at end of the year	$162,000	$75,000

Supplemental disclosure of cash flow information:
Interest paid	$85,000	$-
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing transactions
Fair value of derivative upon issuance of convertible debt recorded as debt discount	$744,000	$985,000
Right-of-use assets obtained in exchange for operating lease obligations	$-	$253,000
Common stock issued for conversion of notes and accrued interest	$9,112,000	$2,007,000
Convertible note, accrued interest, and accounts payable assumed by debt settlement obligation	$198,000	$-
Common stock issued for payment of debt settlement obligation	$459,000	$-
Convertible note and accrued interest exchanged for common stock	$1,180,000	$659,000
Notes payable and accrued interest exchanged for financing obligation	$-	$315,000
Warrants issued with convertible notes accounted for as debt discount	$118,000	$60,000

See accompanying notes to the consolidated financial statements.

StrikeForce Technologies, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

Note 1 - Organization and Summary of Significant Accounting Policies

StrikeForce Technologies, Inc. (the “Company”) is a software development and services company that offers a suite of integrated computer network security products using proprietary technology. The Company’s operations are based in Edison, New Jersey.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended December 31, 2020, the Company incurred a net loss of $10,088,000 and used cash in operating activities of $2,256,000, and at December 31, 2020, the Company had a stockholders’ deficit of $14,342,000. Also, at December 31, 2020, the Company is in default on notes payable and convertible notes payable in the aggregate amount of $3,604,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2020, the Company had cash on hand in the amount of $162,000. Subsequent to December 31, 2020, the Company sold subscriptions for $1,525,000 and issued 38,116,450 shares of its common stock in an offering under Regulation A and received one SBA Paycheck Protection assistance loan for $177,000. Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan. Currently, management is attempting to increase revenues by selling through a channel of distributors, value added resellers, strategic partners and original equipment manufacturers. While the Company believes in the viability of its strategy to increase revenues, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to increase its customer base and realize increased revenues. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its subsidiary, BlockSafe Technologies, Inc. (“BST”). BST is owned 49% by the Company and 31% by three executive officers of the Company. BST meets the definition of a variable interest entity (“VIE”) and based on the determination that the Company is the primary beneficiary of BST. BST’s operating results, assets and liabilities are consolidated by the Company. Intercompany balances and transactions have been eliminated in consolidation.

At December 31, 2020, noncontrolling interests represents 51% of BST that the Company does not directly own. The Company and BST have a management agreement pursuant to which BST shall remit a management fee of $36,000 per month to the Company, and when BST reaches a milestone of $1,000,000 in financing, an additional management fee of $5,000,000 shall be owed to the Company, payable monthly over three years. The management fee is eliminated in consolidation. At December 31, 2020 and 2019, the amount of VIE cash on the accompanying consolidated balance sheets can be used only to settle obligations of BST, and the amounts of VIE accounts payable, VIE Notes Payable, VIE Accrued Interest, and VIE Financing Obligation have no recourse to the general credit of the Company.

Reverse Stock Split

On June 25, 2020, the Company completed a 1:500 reverse stock split of the Company’s issued and outstanding shares of common stock and all fractional shares were rounded up. All share and per share amounts in the accompanying financial statements have been adjusted retroactively to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

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

During the year ended December 31, 2020, the Company believes the COVID-19 pandemic did impact its operating results as sales to customers were down 73% as compared from the year ended December 31, 2019. However, the Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

The Company has been following the recommendations of health authorities to minimize exposure risk for its team members, including the temporary closure of its corporate office and having team members work remotely. Most customers and vendors have transitioned to electronic submission of invoices and payments.

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

Cost of revenue includes direct costs and fees related to the sale of our products.

The following tables present our revenue disaggregated by major product and service lines:

	Year ended
	December 31, 2020	December 31, 2019
Software	$200,000	$764,000
Service	7,000	4,000
Total revenue	$207,000	$768,000

Accounts Receivable

Accounts receivable consist of trade amounts due from customers, and are recorded at invoiced amounts. The Company maintains an allowance for doubtful accounts receivable based upon our business customers’ financial condition and payment history, and our historical collection experience and expected collectability of accounts receivable. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded. At December 31, 2020 and 2019, the allowance for doubtful accounts was $20,000 and $20,000, respectively.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets as follows:

Estimated Useful Life (Years)

Computer equipment	5
Computer software	3
Furniture and fixture	7
Office equipment	7

Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations. Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2020 and 2019, the Company did not recognize any impairment for its property and equipment.

Impairment of Long-lived Assets

The Company reviews its property and equipment, right-of-use assets, and other long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. For the years ended December 31, 2020 and 2019, the Company had no impairment of long-lived assets.

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

Leases

We lease our corporate office space under a lease agreement with monthly payments over a period of 60 months. Pursuant to ASC 840, Leases, lease assets are presented as operating lease right-of-use assets and the related liabilities are presented as lease liabilities in our consolidated balance sheets (see Note 11).

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

As of December 31, 2020 and 2019, the Company’s balance sheet includes Level 2 liabilities comprised of the fair value of embedded derivative liabilities of $163,000 and $1,516,000, respectively (see Note 10).

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

	Year ended
	December 31, 2020	December 31, 2019
Options to purchase common stock	58,133,001	633,001
Warrants to purchase common stock	27,405,476	100,574
Convertible notes	1,156,304	1,554,866
Convertible Series B Preferred stock	791,170	31,548
Total	87,485,950	2,319,989

Advertising, Sales and Marketing Costs

Advertising, sales and marketing costs are expensed as incurred and are included in sales and marketing expenses. For the years ended December 31, 2020 and 2019, advertising, sales and marketing expenses were $2,000 and $8,000, respectively.

Research and Development Costs

Costs incurred for research and development are expensed as incurred. The salaries, benefits, and overhead costs of personnel conducting research and development of the Company’s software products comprise research and development expenses. Purchased materials that do not have an alternative future use are also expensed.

Concentrations

For the year ended December 31, 2020, sales to two customers comprised 72% and 15% of revenues, respectively. For the year ended December 31, 2019, sales to three customers comprised 58%, 21% and 14% of revenues, respectively. At December 31, 2020, three customers comprised 50%, 24% and 10% of accounts receivable, respectively. At December 31, 2019, three customers comprised 43%, 29% and 12% of accounts receivable, respectively.

The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits. At December 31, 2020, the Company did not have cash deposits that exceeded the federally insured limit of $250,000 per account. The Company believes that no significant concentration of credit risk exists with respect to its cash balances because of its assessment of the creditworthiness and financial viability of the financial institution.

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

Note 2 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	December 31, 2020	December 31, 2019

Computer equipment	$82,000	$82,000
Computer software	44,000	43,000
Furniture and fixtures	10,000	10,000
Office equipment	17,000	17,000
	153,000	152,000
Less accumulated depreciation	(151,000)	(147,000)
	$2,000	$5,000

Depreciation expense for the years ended December 31, 2020 and 2019 was $4,000 and $5,000, respectively.

Note 3 - Convertible Notes Payable

Convertible notes payable consisted of the following:

	December 31, 2020	December 31, 2019
Secured
(a) Convertible notes due to DART/Citco, in default	$543,000	$543,000

Unsecured
(b) Convertible notes with fixed conversion features, in default	895,000	895,000
(c) Convertible notes with adjustable conversion features, $20,000 in default at December 31, 2020	45,000	845,000
Total convertible notes principal outstanding	1,483,000	2,283,000
Debt discount	(14,000)	(423,000)
Convertible notes, net of discount	$1,469,000	$1,860,000

(a)

During fiscal 2005, the Company issued notes payable to DART/Citco Global in the aggregate of $543,000. The notes bear interest at an average rate of 7.5% per annum, matured in December 2010, convertible to common shares at a fixed conversion price of $3.25 per share, as adjusted for applicable reverse stock splits, and secured by all of the Company’s assets. In fiscal 2009, the note holders agreed to the forbearance of any interest on the notes payable to DART/Citco Global.

(b)

During fiscals 2005 through 2007, the Company issued notes payable in the aggregate of $895,000. The notes are unsecured, bear interest at a rate starting at 8% up to 18% per annum, were due on various dates from March 2008 to March 2015, and are currently in default. The aggregate notes are convertible into less than one share of the Company’s common stock based on fixed conversion prices adjusted for applicable reverse stock splits.

At December 31, 2020 and 2019, outstanding balance of convertible notes payable amounted to $895,000, respectively.

(c)

In fiscal 2018, the Company issued unsecured convertible notes payable, bearing interest at rate of 10% per annum, and maturing through December 2019. At the option of the holder, the notes are convertible into shares of common stock of the Company at a price per share discount of 58% of the lowest closing market price of the Company’s common stock during the twenty days preceding a conversion notice. The Company determined that the conversion options of the convertible notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance (see Note 10) and recorded as a debt discount and is being amortized over the term of the notes payable. As of December 31, 2018, outstanding balance of the notes payable amounted to $695,000 and unamortized debt discount of $522,000. During the year ended December 31, 2019, the Company issued similar convertible notes payable with adjustable conversion features for aggregate proceeds of $985,000. The notes bear interest at a rate of 8% to 10% per annum, unsecured, and matured in January 2020 and November 2020. At the option of the holder, the notes are convertible into shares of common stock of the Company at a price per share discount of 58% to 62% of the market price of the Company’s common stock, as defined, for 15 to 25 days preceding a conversion notice. The Company determined that the conversion options of the convertible notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance with a fair value of $1,728,000, of which $925,000 was recorded as debt discount, and the remainder of $803,000 was recorded as private placement costs. In addition, certain convertible notes were issued with warrants to purchase 100,575 shares of the Company’s common stock at prices ranging from $0.75 to $2.90 per share, adjusted for applicable reverse stock splits (see Note 12). The Company calculated the relative fair value of the warrants to be $60,000 using a Black Scholes option-pricing model, and was recorded as a debt discount. As a result, the Company recorded total debt discount of $985,000 at issuance to account the fair value of the derivative liabilities of $925,000 and the relative fair value of the warrants of $60,000.

During 2019, the Company recorded debt discount amortization of $851,000. In addition, convertible notes payable totaling $835,000 plus interest of $57,000, for a total of $892,000 were converted into 1,157,829 shares of common stock. The Company followed the general extinguishment model to record the conversion and settlement of the debt. Notes payable and accrued interest converted totaled $892,000, the related unamortized debt discount totaled ($233,000), and the derivative liability related to the conversion option of these notes, after final valuation, amounted to $1,214,000. The fair value of the common shares issued amounted to $2,007,000 and the difference between the total debt settled and fair value of the common shares issued amounted to $134,000 and was recorded as loss on extinguishment of debt.

At December 31, 2019, outstanding balance of convertible notes amounted to $845,000 and the unamortized discount was $423,000.

During the year ended December 31, 2020, the Company issued similar convertible notes payable with adjustable conversion prices for aggregate proceeds of $803,000. The notes bear interest at 8% to 10% per annum, unsecured, and maturing between October 2020 and December 2021. At the option of the holder, the notes are convertible into shares of common stock of the Company at a price per share discount of 58% to 70% of the market price of the Company’s common stock, as defined, for 15 to 25 days preceding a conversion notice. The Company determined that the conversion options of the convertible notes were not considered indexed to the Company’s own stock and characterized the conversion features as derivative liabilities upon issuance with a fair value of $917,000 (see Note 10), of which $742,000 was recorded as debt discount to be amortized over the term of the related notes, and the remainder of $175,000 was recorded as private placement costs. The Company also granted warrants to certain note holders to purchase 638,000 shares of the Company’s common stock (see Note 12). The Company determined the relative fair value of the warrants to be $53,000, and was recorded as debt discount to be amortized over the term of the related note. As a result, the Company recorded total debt discount of $803,000, to account the fair value of the derivative liabilities of $742,000, the relative fair value of the warrants granted of $53,000 and direct fees incurred of $8,000.

During 2020, the Company recorded debt discount amortization of $598,000. In addition, notes payable totaling $1,088,000 plus unpaid interest and fees of $93,000, for a total of $1,181,000, were converted into 233,748,884 shares of the Company’s common stock. Notes payable in the aggregate of $472,000 and accrued interest of $34,000 for a total of $506,000 were also cancelled and forgiven by certain noteholders. The Company followed the general extinguishment model to record the conversion and settlement of the debt. Notes payable, accrued interest and fees converted and cancelled totaled $1,687,000, the related unamortized debt discount totaled ($614,000), and the derivative liability related to the conversion option of these notes, after final valuation, amounted to $3,249,000. The fair value of the common shares issued amounted to $9,112,000 and the difference between the total debt settled and fair value of the common shares issued amounted to $4,790,000 and was recorded as loss on extinguishment of debt.

At December 31, 2020, the outstanding balance of the notes payable amounted to $45,000 and unamortized discount was $14,000.

Note 4 - Convertible Notes Payable – Related Parties

In previous years, the Company issued convertible notes to related parties/officers in exchange for cash and/or services rendered. The notes are unsecured and were due on December 31, 2020. As of December 31, 2018 and 2019, outstanding balance of the notes payable amounted to $356,000, respectively.

During the year ended December 31, 2020, two notes aggregating $58,000 held by the Company’s VP of Technology were extinguished as part of a debt settlement obligation transaction (see Note 9). In addition, noteholders also agreed to extend the maturity date to December 31, 2021 with no changes to the other terms of the notes payable.

At December 31, 2020, the balance of convertible notes payable-related parties totaled $298,000. The notes are made up of ten convertible note payables, are unsecured, and have extended due dates of December 31, 2021. Six notes totaling $268,000 are due to the Company’s Chief Executive Officer, at a compounded interest rate of 8% per annum; and four notes totaling $30,000 are due to the spouse of the Company’s Chief Technology Officer at a compounded interest rate of 8% per annum. The aggregate notes are convertible into less than one share of the Company’s common stock at fixed conversion prices adjusted for applicable reverse stock splits.

Note 5 - Notes Payable

Notes payable consisted of the following:

	December 31, 2020	December 31, 2019
Unsecured notes
(a) Notes payable- $1,639,000 in default	$1,699,000	$1,639,000
(b) Notes payable issued by BST-in default	475,000	475,000
(c) Note payable-PPP loan	313,000	-
(d) Note payable-EID loan	150,000	-

Secured notes payable
(e) Notes payable - $32,000 in default at December 31, 2020	128,000	272,000
Total notes payable principal outstanding	2,765,000	2,386,000
Debt discount	(52,000)	-
Less current portion of notes payable, net of discount	(2,250,000)	(2,238,000)
Long term notes payable	$463,000	$148,000

(a)

In previous years, the Company issued notes payable in exchange for cash. The notes are unsecured, bears interest at a rate of 8% through 14% per annum and matured starting in fiscal 2011 up to July 2017. As of December 31, 2019 and 2018, the outstanding balance of these notes payable amounted to $1,639,000.

During the year ended December 31, 2020, the Company issued a note payable of $60,000 in exchange for cash. The note is unsecured, bears interest at a rate of 12% per annum and will mature in November 2021. As part of the issuance, the Company granted the noteholder warrants to purchase 26,666,666 shares of the Company’s common stock (see Note 12). The warrants are fully vested, exercisable at $0.005 per share and will expire in five years. The Company determined the relative fair value of the warrants to be $60,000, using the BlackScholes option pricing model and was recorded as debt discount to be amortized over the term of the related note.

At December 31, 2020, the outstanding balance of the notes payable was $1,699,000 and unamortized debt discount of $52,000. As of December 31, 2020, total notes payable of $1,639,000 are past due and deemed in default.

(b)

In fiscal 2018, the Company’s consolidated subsidiary BlockSafe, issued promissory notes in exchange for cash. The notes are unsecured, bearing interest at a rate of 8% per annum, and matured in September 2019. As of December 31, 2018, outstanding balance of the notes payable amounted to $775,000 and unamortized debt discount of $196,000.

 During the year ended December 31, 2019, the Company amortized the entire debt discount of $196,000, $5,000 of the notes were paid, and note holders agreed to exchange $296,000 of notes payable into a financing obligation (see Note 7). At December 31, 2019, the balance of the unsecured promissory notes was $475,000.

At December 31, 2020, the outstanding balance of the notes payable amounted to $475,000 and are currently in default.

(c)

On April 7, 2020, the Company was granted a loan (the “PPP loan”) from Chase Bank in the aggregate amount of $313,000, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The PPP matures on April 7, 2022, bears interest at a rate of 1% per annum, with the first six months of interest deferred, is payable monthly commencing on October 2020, and is unsecured and guaranteed by the U.S. Small Business Administration (“SBA”). The loan term may be extended to April 7, 2025, if mutually agreed to by the Company and lender. The Company applied ASC 470, Debt, to account for the PPP loan. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP loan may only be used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, qualifying group health care benefits, qualifying rent and debt obligations, and qualifying utilities. The Company used the loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. The Company intends to apply for forgiveness of the PPP loan with respect to these qualifying expenses, however, the Company cannot assure that such forgiveness of any portion of the PPP loan will occur. As for the potential loan forgiveness, once the PPP loan is, in part or wholly, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The Company was in compliance with the terms of the PPP loan as of December 31, 2020.

(d)

On May 15, 2020, the Company received a $150,000 loan (the “EID Loan”) from the SBA under the SBA’s Economic Injury Disaster Loan program. The EID Loan has a thirty-year term and bears interest at a rate of 3.75% per annum. Monthly principal and interest payments of $0.7 per month are deferred for twelve months and commence in May 2021. The EID Loan may be prepaid at any time prior to maturity with no prepayment penalties. The proceeds from the EID Loan must be used for working capital. The EID Loan contains customary events of default and other provisions customary for a loan of this type. The Company was in compliance with the terms of the EID loan as of December 31, 2020.

(e)	During the year ended December 31, 2019, the Company issued notes payable aggregating $316,000. The notes bears interest at a rate starting from 31.8% to 148% per annum, each agreement secured by substantially all of the assets of the Company, and maturing between March 2020 and April 2021. The Company also made principal payments of $44,000, and at December 31, 2019, the outstanding balance of the secured note agreements was $272,000.

During the year ended December 31, 2020, the Company issued notes payable aggregating $152,000. The notes bear interest rate starting at 8% to 39% per annum, each agreement is secured by substantially all of the assets of the Company, and the notes mature through July 2021. In addition, the Company made principal payments of $275,000, and one secured note of $21,000 was extinguished as part of a debt settlement obligation transaction (see Note 9).

At December 31, 2020, the outstanding balance of the secured notes payable was $128,000. One note for $32,000 was due in July 2020 and was not repaid in full when due. The Company and the note holders are in negotiations to extend the due date of the note.

Note 6 - Notes Payable – Related Parties

Notes payable-related parties notes represent notes payable to the Company’s Chief Executive Officer ranging in interest rates of 0% per annum to 10% per annum. The notes are unsecured and have extended due dates of December 31, 2020. Outstanding balance of these notes payable at December 31, 2019 and 2018, amounted to $743,000.

During the year ended December 31, 2020, the Company issued similar notes payable for $263,000 to its Chief Executive Officer in exchange for cash. The notes are unsecured, bears interest at an average rate of 7% per annum and is due on demand. The Company also made payments of $54,000. In addition, the noteholder also agreed to change the maturity date of notes payable issued in previous years with an aggregate balance of $753,000 to December 31, 2021 with no changes to the other original term of the notes payable.

At December 31, 2020, the balance of notes payable-related parties totaled $952,000 which are all due to the Company’s Chief Executive Officer. Notes totaling $753,000 are due on December 31, 2021 and notes totaling $199,000 have no specified due date and deemed due on demand.

Note 7 – Financing Obligation

The Company is in the process of developing Coins or Tokens which are an envisioned virtual currency. In fiscal 2018, the Company’s consolidated subsidiary BlockSafe (BST), issued promissory notes to unrelated parties aggregating $776,000. As part of issuance, the Company agreed to pay a financing obligation to the note holders equal to the note principal in tokens, as defined, to be issued by BlockSafe. In addition, the Company also agreed to issue tokens to an unrelated party in exchange for cash of $50,000. As of December 31, 2018, outstanding balance of the financing obligation amounted to $826,000 to be paid by tokens to be issued by BlockSafe.

During the year ended December 31, 2019, BlockSafe agreed to issue tokens to unrelated parties in exchange for cash of $122,000. In addition, certain note holders of promissory notes issued by BlockSafe agreed to exchange $315,000 of outstanding principal and accrued interest into the financing obligation to be paid by tokens to be issued by BlockSafe.

At December 31, 2020 and 2019, the outstanding balance of financing obligations amounted to $1,263,000, respectively, to be paid in tokens, as defined. At December 31, 2020 and through the date of filing, BST has not developed or issued any tokens and there is no assurance as to whether, or at what amount, or on what terms, tokens will be available to be issued, if ever. At December 31, 2020, as the tokens do not exist, and any amounts received for tokens are not considered equity or revenue, management determined that 100% of the obligation of $1,263,000 is a liability to be settled by BST, through the issuance of tokens, or through other means if tokens are never issued.

Note 8 – Contingent Payment Obligation

On September 6, 2017, the Company entered into a litigation funding agreement with Therium Inc. (subsequently Therium Luxembourg) and VGL Capital, LLC (collectively the “Funders”). Under the agreement, the Company received $1,500,000 from the Funders to allow the Company to pursue patent enforcement actions against infringements of its patents (see Note 15). In exchange, the Funders are entitled to receive, after the payment of legal fees, the first $1,500,000 from the gross proceeds of any claims awarded, 10% of any additional claim proceeds until the Funders have received an additional $7,500,000, and 2.5% of any claim proceeds thereafter. The Funders shall be paid only in the event that the Company achieves recoveries of claim proceeds.

At December 31, 2020 and 2019, the Company has reflected the $1,500,000 received from the Funders as a contingent payment obligation to be paid only if claim proceeds are recovered.

Note 9 – Debt Settlement Obligation

On May 13, 2020, the Company entered into a settlement agreement with Continuation Capital, Inc. (“Continuation”). Continuation paid $198,000 owed to Company creditors, including $140,000 of convertible debt and accrued interest due to a related party (see Note 4), $29,000 of secured notes payable and accrued interest (see Note 5) and $29,000 of accounts payable. In exchange, the Company issued 35,967,234 shares of common stock to Continuation with a fair value of $459,000. The Company accounted this transaction in accordance with ASC 480-10 and the debt settled was measured at fair value. As a result, the Company recorded a loss on debt extinguishment $261,000 to account the difference between the carrying value of the debt settled and the fair value of the common shares issued to Continuation.

Note 10 – Derivative Financial Instruments

In prior years, the Company issued convertible notes payable whose conversion shares was not explicitly limited.  As a result, the Company was unable to conclude that it had enough authorized and unissued shares available to settle the conversion option.  The result was that the conversion option is bifurcated from the debt host and accounted for as a derivative liability in accordance with ASC 815, and to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.  Furthermore, since the number of shares to be issued to settle the conversion option is potentially unlimited, the Company would be unable to conclude that it has sufficient authorized and available shares to satisfy other commitments to issue shares if it did not have a sequencing policy.  The Company has not adopted, documented and disclosed a sequencing approach that allows its other equity linked financial instruments and conversion options to be classified as equity if they meet the requirements of ASC 815.

The derivative liability is being valued using a Monte Carlo valuation method through the assistance of a valuations specialist.  The Monte Carlo valuation method uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the conversion features, and future dividends. The Monte Carlo method is used in corporate finance and mathematical finance to value and analyze (complex) instruments, portfolios and investments by simulating the various sources of uncertainty affecting their value, and then determining the distribution of their value over the range of resultant outcomes. This is usually done by help of stochastic asset models.  At December 31, 2018, the balance of the derivative liabilities was $1,314,000.

During the year ended December 31, 2019, the Company recorded additions of $1,727,000 related to the conversion features of notes issued during the period (see Note 3), and an decrease in fair value of derivatives of $311,000.  In addition, the Company recorded a decrease in derivative liability of $1,214,000 related to derivative liabilities that were extinguished due to conversion and settlement of the corresponding notes payable and recorded as part of loss on debt extinguishment.  At December 31, 2019, the balance of the derivative liabilities was $1,516,000.

During the year ended December 31, 2020, the Company recorded additions of $917,000 related to the conversion features of notes issued during the period (see Note 3), and an increase in fair value of derivatives of $1,190,000.  In addition, the Company recorded a decrease in derivative liability of $3,460,000 related to derivative liabilities that were extinguished when the related convertible note payable was converted into shares of common stock (see Notes 3 and 12) and was recorded as part of loss on debt extinguishment.  At December 31, 2020, the balance of the derivative liabilities was $163,000.

The fair value of the embedded derivative was determined using the following assumptions:

	December 31, 2020	January 2020 to December 2020 (dates of inception)	December 31, 2019
Conversion feature:
Risk-free interest rate	0.09%	0.11%-0.65%	1.59%
Expected volatility	495%-691%	152%-277%	145%-155%
Expected life (in years)	0.25 to 0.57 year	1 year	0.25 to 1 year
Expected dividend yield	-	-	-

Fair Value:
Conversion feature	$163,000	$917,000	$1,516,000

The following table sets forth a summary of the changes in the estimated fair value of our embedded derivative during the years ended December 31, 2020 and 2019:

	Year ended December 31, 2020	Year ended December 31, 2019
Fair value at beginning of period	$1,516,000	$1,314,000
Recognition of derivative liabilities upon initial valuation	917,000	1,727,000
Extinguishment of derivative liabilities	(3,460,000)	(1,214,000)
Net change in the fair value of derivative liabilities	1,190,000	(311,000)
Fair value at end of period	$163,000	$1,516,000

Note 11 - Operating Lease

In January 2019, the Company entered into a noncancelable operating lease for its headquarters office requiring payments of approximately $4,000 per month, payments increasing 3% each year, and ending on January 31, 2024.  At December 31, 2020, the remaining lease term was 3.08 years. The Company does not have any other leases.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Year ended December 31, 2020	Year ended December 31, 2019
Lease Cost
Operating lease cost (included in general and administration in the Company’s statement of operations)	$56,000	$56,000

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2020 and 2019	$55,000	$53,000
Weighted average remaining lease term – operating leases (in years)	3.1	4.1
Average discount rate – operating leases	10.0%	4.0%

The supplemental balance sheet information related to leases for the period is as follows:

At December 31, 2020
Operating leases
Long-term right-of-use assets	$157,000

Short-term operating lease liabilities	$38,000
Long-term operating lease liabilities	125,000
Total operating lease liabilities	$163,000

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
2021	56,000
2022	58,000
2023	59,000
2024	5,000
Total lease payments	178,000
Less: Imputed interest/present value discount	(15,000)
Present value of lease liabilities	$163,000

Lease expenses were $56,000 and $52,000 during the years ended December 31, 2020 and 2019, respectively.

Note 12 – Stockholders’ Deficit

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

In February 2014, the Company’s Board of Directors amended the conversion feature of the Series B Preferred Stock, to permit conversion to common shares at a 40% market discount to current market value at the time the Company receives a conversion request. Current market value is defined as the average of the immediately prior five trading day’s closing prices. Additionally, when Series B Preferred Stock shares convert to the Company’s common stock, the minimum price discount floor level is set at $0.005, as decided by the Company’s Board of Directors.

Series A Preferred Stock

In 2011, the Company issued three shares of non-convertible Series A Preferred Stock valued at $329,000 per share, or $987,000 in aggregate to three members of the management team. The Series A Preferred Stock are convertible into four times the total number of common shares plus the total number of shares of Series B preferred stock issued and outstanding at the time of conversion and have voting rights equal to eighty percent of the total issued and outstanding shares of the Company’s common stock. This effectively provided the management team, upon retention of their Series A Preferred Stock, voting control on matters presented to the shareholders of the Company. The shareholders of the Series A Preferred Stock have each irrevocably waived their conversion rights relating to the Series A Preferred Stock issued.

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

At December 31, 2019 and 2020, there were 36,667 shares of Series B Preferred Stock outstanding. There were no issuances of Series B Preferred stock during fiscal 2020 and 2019.

Common Stock

On November 13, 2020, the Company’s filing of an Offering Circular on Form 1-A, pursuant to Regulation A (File Number: 024-11267) was qualified by the Securities and Exchange Commission. The Company registered 668,449,198 shares of common stock estimated proceeds of $2,315,000 (after deducting the maximum broker discount and costs of the offering).

During the year ended December 31, 2020, the Company issued an aggregate of 718,337,380 shares of its common stock as follows:

•	In November 2020, the Company sold 436,337,203 shares of common stock for net proceeds of $976,000 in an offering under Regulation A.
•	The Company issued 6,378,671 shares of its common stock for services, with a fair value of $39,000. The common shares were valued at the respective date of issuances.
•	The Company issued 233,748,884 shares of common stock upon conversion of convertible notes payable and accrued interest (see Note 3).
•	The Company issued 35,967,234 shares of common stock upon conversion of debt settlement (see Note 9).
•	In December 2020, a decrease of the Company’s authorized common stock to 4,000,000,000 shares was authorized.

During the year ended December 31, 2019, the Company issued an aggregate of 5,905,388 shares of its common stock as follows:

•	The Company issued 60 shares of its common stock for services, with de minimus fair value.
•	The Company issued 1,157,829 shares of common stock upon conversion of convertible notes payable and accrued interest.

Warrants

In January and July 2020, in connection with the issuance of convertible notes that aggregated $100,000 (see Note 3) and promissory note of $60,000 (see Note 5), the Company issued warrants to purchase 27,304,901 shares of the Company’s common stock. The warrants were exercisable immediately, at exercise prices from $0.0045 to $0.75 per share, and expire in 5 years. The warrants are classified within stockholders’ deficit, and the proceeds were allocated between the notes and warrants based on their relative fair value. The relative fair value of the warrants was determined to be $118,000 and was recorded as debt discount and additional paid-in-capital.

The table below summarizes the Company’s warrant activities for the years ended December 31, 2020 and 2019:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, January 1, 2019	-	$-	$-
Granted	100,574	0.75-2.90	1.1185
Canceled/Expired	-	-	-
Exercised	-	-	-
Balance, January 1, 2020	100,574	0.75-2.90	1.1185
Granted	27,304,901	0.0045	$0.0045
Canceled/Expired	-	-	-
Exercised	-	-	-
Balance, December 31, 2020	27,405,475	$0.0045-2.90	$0.011676

Balance outstanding and exercisable, December 31, 2020	27,405,475	$0.0045-2.90	$0.011676

At December 31, 2020 and 2019, there was no intrinsic value of the warrants.

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2020:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.0045	26,666,666	5.00	$0.0045

$0.085	588,235	5.00	$0.085

$0.75	133,333	5.00	$0.75

$2.90	17,241	5.00	$2.90

$0.0045 - $2.90	27,405,475	5.00	$0.011676

Note 13 – Stock-Based Compensation

In November 2012, the stockholders approved the 2012 Stock Option Plan for the Company’s employees, effective January 3, 2013. The number of shares authorized for issuance under the plan was 100,000,000 and was increased to 400,000,000 in November 2017 by unanimous consent of the Board of Directors.

During the year ended December 31, 2019, the Company granted options to purchase an aggregate of 115,000 shares of its common stock to employees. The options have an exercise price of $2.05 per share, vest over six months, expire in 10 years with a fair value of $236,000 using the BlackScholes option pricing model based on the following assumptions: (i) volatility rate of 141%, (ii) discount rate of 1.54%, (iii) zero expected dividend yield, and (iv) expected life of 5.25 years. The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the historical volatility of its common stock to estimate the future volatility for its common stock. The expected life of the stock options granted is estimated using the “simplified” method, whereby the expected term equals the average of the vesting term and the original contractual term of the stock option. The expected dividend yield was based on the fact that the Company has not paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future. In addition, the Company also recognized stock compensation expense of $21,000 to account the fair value of options that vested.

During the year ended December 31, 2020, the Company granted options to purchase an aggregate of 57,500,000 shares of its common stock to employees. The options have an exercise price of $0.005 per share, vest over six months, and expire in 10 years, with a total fair value of approximately $3,853,000 using the BlackScholes option pricing model. The fair value of the options was determined using a Black-Scholes option pricing model based on the following assumptions: (i) volatility rate of 604%, (ii) discount rate of 0.95%, (iii) zero expected dividend yield, and (iv) expected life of 10.00 years. The Company recognized stock compensation expense of $506,000 to account the fair value of options that vested during the period. As of December 31, 2020, the unamortized stock compensation amounted to approximately $3.6 million which will be recognized in fiscal 2021.

The table below summarizes the Company’s stock option activities for the period January 1, 2019 to December 31, 2020:

	Number of Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Balance, January 1, 2019	519,001	$2.85-1,121,250,000	$3.125

Granted	115,000	2.05	2.05
Exercised	-	-	-
Expired	(1,000)	8.00	8.00
Balance, December 31, 2019	633,001	2.05-1,121,250,000	2.93

Granted	57,500,000	0.005	0.005
Exercised	-	-	-
Expired	-	-	-
Balance outstanding, December 31, 2020	58,133,001	$0.005-1,121,250,000	$0.03704
Balance exercisable, December 31, 2020	5,031,908	$0.005-1,121,250,000	$0.03704

At December 31, 2020 and 2019, the intrinsic value of outstanding options was zero.

The following table summarizes information concerning the Company’s stock options as of December 31, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$1,121,250,000	1	2	$1,121,250,000	1	2	$1,121,250,000
$2.85	126,000	7	2.85	126,000	7	2.85
$3.125	392,000	6	3.125	392,000	6	3.125
$2.05	115,000	9	2.05	115,000	9	2.05
$0.005	57,500,000	10	0.005	4,398,907	10	0.005
$0.005 – 1,121,250,000	58,133,001	6.8	$0.03704	5,031,908	6.8	$0.03704

Note 14 - Income Tax Provision

The income tax provision consists of the following for the year ended:

	December 31, 2020	December 31, 2019
Federal
Current	$-	$-
Deferred	-	-

State
Current	-	2,000
Deferred	-	-

Income tax provision	$-	$2,000

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows for the year ended:

	December 31, 2020	December 31, 2019

Federal statutory income tax rate	21.0%	21.0%
State tax, net of federal benefit	5.0%	5.0%

Change in valuation allowance on net operating loss carry-forwards	(26.0)	(26.0)

Effective income tax rate	0.0%	0.0%

Deferred tax assets and liabilities consist of the following:

	December 31, 2020	December 31, 2019
Net deferred tax assets:
Stock-based compensation	$702,000	$561,000
Private placement costs	366,000	320,000
Operating lease liability	42,000	54,000
Loss on extinguishment of debt	1,697,000	438,000
Net operating loss carryforwards	5,946,000	5,431,000
Gross deferred tax assets	8,753,000	6,804,000
Less valuation allowance	(7,255,000)	(5,775,000)
Total deferred tax assets	1,498,000	1,029,000
Deferred tax liabilities:
Derivative gain	1,455,000	865,000
Debt discount	2,000	110,000
Operating lease right-of-use asset	41,000	54,000
Total deferred tax liabilities	1,498,000	1,029,000
Net deferred tax asset (liability)	$-	$-

The provisions of ASC Topic 740, Accounting for Income Taxes, require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. For the years ended December 31, 2020 and 2019, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was more likely than not that the net deferred tax assets were not fully realizable. Accordingly, the Company established a full valuation allowance against its net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. For the years ended December 31, 2020 and 2019, the valuation allowance increased by $1,480,000 and $795,000, respectively.

At December 31, 2020 and 2019, the Company had available Federal and state net operating loss carryforwards (“NOL”s) to reduce future taxable income. For Federal NOL purposes approximately $24.4 million and $21.7 million was available at December 31, 2020 and 2019. For state NOL purposes approximately $12.5 million and $9.8 million was available at December 31, 2020 and 2019, respectively. The Federal carryforwards expire on various dates through 2040 and the state carryforwards expire through 2040. Due to restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s NOL may be limited as a result of changes in stock ownership. NOLs incurred subsequent to the latest change in control are not subject to the limitation.

The Company’s operations are based in New Jersey and it is subject to Federal and New Jersey state income tax. Tax years after 2015 are open to examination by United States and state tax authorities.

The Company adopted the provisions of ASC 740, which requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. ASC 740 also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions. As of December 31, 2020 and 2019, no liability for unrecognized tax benefits was required to be recorded or disclosed.

Note 15 - Commitments and Contingencies

Asset Sale and Licensing Agreement

On August 24, 2015, the Company entered into an agreement with Cyber Safety, Inc., a New York corporation (“Cyber Safety”) for Cyber Safety to license, and retain an option to purchase, the patents and intellectual property related to the GuardedID® and MobileTrust® software. Cyber Safety had the option to buy the Company’s GuardedID® patent for $10,000,000 that expires on September 30, 2021. If the purchase price is not paid by September 30, 2021, it will increase to $11,000,000 and be due September 30, 2022. The Company believes, but cannot guarantee, Cyber Safety will exercise its option to purchase GuardedID® based on ongoing constructive discussions with Cyber Safety. There have been no new negotiations with them in regard to the exercise of the option, but there are continuing discussions with them regarding some of their large contracts. The option remains open until September 30, 2022 and Cyber Safety, to the Company’s knowledge, is still contemplating the exercise of the option. Cyber Safety also licensed the Malware Suite until September 30, 2020 and agreed to pay the Company 15% to 20% of the net amount Cyber Safety receives from this product. During the years ended December 31, 2020 and 2019, the Company recorded revenue of $380 and $441,000, respectively, from Cyber Safety.

Note 16 – Subsequent Events

Subsequent to December 31, 2020, convertible notes aggregating $45,000 of principal and $6,000 of accrued interest and fees were converted into 16,168,589 shares of common stock at conversion prices ranging from $0.00156 to $0.02 per share.

Subsequent to December 31, 2020, the Company issued 460,829 shares of common stock in exchange for the cancellation of accrued interest of $24,000 and the token financing obligation of $100,000.

Subsequent to December 31, 2020, the Company issued 34,139,772 shares of common stock upon a cashless exercise of 17,500,000 options shares and 17,045,454 warrants shares.

Subsequent to December 31, 2020, the Company issued 128,527 shares of common stock for services with a fair value of $26,000.

Subsequent to December 31, 2020, the Company issued 38,116,450 shares of its common stock to investors for cash proceeds of $1,525,000 pursuant to our November 2020 Offering Circular (see Note 12).

Subsequent to December 31, 2020, the Company repaid related party convertible notes, secured notes payable and accrued interest in the aggregate of $367,000.

Subsequent to December 31, 2020, the Company applied for funding pursuant to the Small Business Administration program.  The second round of the Paycheck Protection Program provides forgivable funding for payroll and related costs as well as some non-payroll costs.  The Company applied for funding and, to date, have received (on March 16, 2021) funding in the amount of $177,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have no disclosure required by this Item.

ITEM 9A. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures.

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

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (CFO) of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2020. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the following material weaknesses:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the year ended December 31, 2020. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS.

The following sets forth our executive officers and/or Directors, their ages, and all offices and positions held with us.

Name	Age	Position
Mark L. Kay	72	Chief Executive Officer and Chairman of the Board of Directors
Philip E. Blocker	64	Chief Financial Officer
Ramarao Pemmaraju	60	Chief Technical Officer and Director
George Waller	63	Executive Vice President and Marketing Director

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

During fiscal 2020, our Board of Directors met twelve times. The Board of Directors also uses written resolutions to deal with certain matters and, during fiscal 2020, thirty-six written resolutions were signed by a majority of the Directors.

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

We do not have a nominating committee. Historically our entire Board has selected nominees for election as directors. The Board believes this process has worked well thus far particularly since it has been the Board’s practice to require unanimity of Board members with respect to the selection of director nominees. In determining whether to elect a director or to nominate any person for election by our stockholders, the Board assesses the appropriate size of the Board of Directors, consistent with our bylaws, and whether any vacancies on the Board are expected due to retirement or otherwise. If vacancies are anticipated, or otherwise arise, the Board will consider various potential candidates to fill each vacancy. Candidates may come to the attention of the Board through a variety of sources, including from current members of the Board, stockholders, or other persons. The Board of Directors has not yet had the occasion to, but will, consider properly submitted proposed nominations by stockholders who are not our directors, officers, or employees on the same basis as candidates proposed by any other person.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following information is related to the compensation paid, distributed, or accrued by us for the fiscal years ended December 31, 2020 and 2019 to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”). The foregoing persons are collectively referred to in this Form 10-K as the “Named Executive Officers.” Compensation information is shown for the years ended December 31, 2020 and 2019:

Name/ Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Incentive Plan Option Awards (Vested) ($)	Securities Underlying Options/SARs ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark L. Kay	2020	158,000	6,000	-	51,000	-	-	-	215,000
Chief Executive Officer	2019	150,000	6,000	-	3,000	-	-	-	159,000

George Waller	2020	160,000	6,000	-	51,000	-	-	-	217,000
Executive Vice President	2019	150,000	6,000	-	3,000	-	-	-	159,000

Ramarao Pemmeraju	2020	161,000	6,000	-	51,000	-	-	-	218,000
Chief Technology Officer	2019	150,000	6,000	-	3,000	-	-	-	159,000

On July 31, 2010, Philip E. Blocker was appointed our Chief Financial Officer. Mr. Blocker is not our employee. He received fee payments of $2,000 in 2020 and $1,000 in 2019. Mr. Blocker received no option awards in 2020 or 2019.

Outstanding Option Awards at Year End

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested, and equity-incentive plan awards outstanding at December 31, 2020 for each Named Executive Officer and/or Director:

Outstanding Equity Awards At Fiscal Year-End Table
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mark L. Kay	1	-	-	$1,121,250,000	01/03/23	-	-	-	-
	72,000	-	-	$3.125	09/28/26	-	-	-	-
	20,000	-	-	$2.85	12/21/27
	20,000	-	--	$2.05	12/17/29
	765,027	9,234,973	-	$0.005	12/18/30
George Waller	1	-	-	$1,121,250,000	01/03/23	-	-	-	-
	72,000	-	-	$3.125	09/28/26	-	-	-	-
	20,000	-	-	$2.85	12/21/27
	20,000	-	-	$2.05	12/17/29
	765,027	9,234,973	-	$0.005	12/18/30
Ramarao Pemmaraju	1	-	-	$1,121,250,000	01/03/23	-	-	-	-
	72,000	-	-	$3.125	09/28/26	-	-	-	-
	20,000	-	-	$2.85	12/21/27
	20,000	-	-	$2.05	12/17/29
	765,027	9,234,973	-	$0.005	12/18/30

Option Exercises and Stock Vested Table

None.

Pension Benefits Table

None.

Non-Qualified Deferred Compensation Table

None.

All Other Compensation Table

None.

Perquisites Table

None.

Director Compensation

All three of our directors were also our executive officers through December 31, 2020. Our directors did not receive any separate compensation for serving as such during fiscal 2020.

Non-Director Compensation

Will Lynch was hired after December 31, 2020 as the Director of Channel Distribution and not as a Named Executive Officer. A Director of Channel Distribution develops, services, and grows relationships with clients.

Mr. Lynch will have an annual salary of $100,000 and will also receive 2% net of all Channel sales. Mr. Lynch reports to our Executive Vice President and Marketing Director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Share Ownership of Certain Beneficial Owners

The following table sets forth certain information as of December 31, 2020, with respect to the shares of common stock beneficially owned by: (i) each director; (ii) each executive officer; (iii) all current executive officers (regardless of salary and bonus level) and directors as a group; and (iv) each person or entity known by us to beneficially own more than 5% of our outstanding common stock. The address for each director and executive officer is 1090 King Georges Post Road, Suite 603, Edison, New Jersey 08837. Unless otherwise indicated, the shareholders listed in the table below have sole voting and investment powers with respect to the shares indicated:

This table is based upon information obtained from our stock records.

NAME OF BENEFICIAL OWNER	AMOUNT OF OWNERSHIP(1)		PERCENTAGE OF CLASS(2) (excluding Preferred Stock (11))
Mark L. Kay	877,030	(3),(11)	0.1088%
Ramarao Pemmaraju	10,414,453	(4),(5),(11)	1.2925%
George Waller	3,149,756	(6),(7),(11)	0.3909%
All directors and executive officers as a group (3 persons)	14,441,239	(8)	1.7923%
NetLabs.com, Inc.	2	(9),(10)	0.00000025%

(1)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 90 days from the date hereof.

(2)

Based on 718,263,338 shares of common stock outstanding as of December 31, 2020; also including 1,156,304 shares of common stock available upon the conversion of certain convertible loans, 791,170 shares of common stock available upon the conversion of Series B Preferred stock, 58,133,001 shares of common stock underlying common stock purchase options and 27,405,476 shares of common stock underlying warrants.

(3)

Includes 1 share of common stock available upon the conversion of certain convertible loans valued at $4,875,000,000,000 per share for $240,000 of convertibles and $3,656,250,000,000 per share for $28,000 of convertibles, 1 share of common stock underlying vested ten-year options valued at $1,121,250,000 per share, 72,000 shares of common stock underlying vested ten-year options valued at $3.125 per share, 20,000 shares of common stock underlying vested ten-year options valued at $2.85 per share, 20,000 shares of common stock underlying vested ten-year options valued at $2.05 per share and 765,027 shares of common stock underlying vested ten-year options valued at $0.005 per share. Mark L. Kay, along with Ramarao Pemmaraju and George Waller each hold one share of Series A Preferred Shares which, collectively, allow the holders to vote up to 80% of the issued and outstanding shares of common and preferred stock; Mark Kay, along with Ramarao Pemmaraju and George Waller have irrevocably waived any conversion rights.

(4)

Includes 1 share of common stock available upon the conversion of certain convertible loans valued at $4,875,000,000,000 per share for $25,000 of convertibles and $3,656,250,000,000 per share for $5,000 of convertibles, 2 shares of common stock underlying vested ten-year options valued at $1,121,250,000 per share, 116,000 shares of common stock underlying vested ten-year options valued at $3.125 per share, 30,000 shares of common stock underlying vested ten-year options valued at $2.85 per share, 30,000 shares of common stock underlying vested ten-year options valued at $2.05 per share and 1,147,541 shares of common stock underlying vested ten-year options valued at $0.005 per share. Of the total shares, 446,516 shares, consisting of 1 share of common stock available upon the conversion of certain convertible loans valued at $4,875,000,000,000 per share for $25,000 of convertibles and $3,656,250,000,000 per share for $5,000 of convertibles, 1 share of common stock underlying vested ten-year options valued at $1,121,250,000 per share, 44,000 shares of common stock underlying vested ten-year options valued at $3.125 per share, 10,000 shares of common stock underlying vested ten-year options valued at $2.85 per share, 10,000 shares of common stock underlying vested ten-year options valued at $2.05 per share and 382,514 shares of common stock underlying vested ten-year options valued at $0.005 per share are in the name of Sunita Pemmaraju who is a family member of Ramarao Pemmaraju. Mark L. Kay, along with Ramarao Pemmaraju and George Waller each hold one share of Series A Preferred Shares which, collectively, allow the holders to vote up to 80% of the issued and outstanding shares of common stock; Mark Kay, along with Ramarao Pemmaraju and George Waller have irrevocably waived any conversion rights.

(5)	Excludes shares owned by NetLabs.com, Inc. which is controlled by Ramarao Pemmaraju and another individual.

(6)	Includes 1 share listed in the name of Katherine LaRosa who is a family member of George Waller.

(7)

Includes 1 share of common stock underlying vested ten-year options valued at $1,121,250,000 per share, 72,000 shares of common stock underlying vested ten-year options valued at $3.125 per share, 20,000 shares of common stock underlying vested ten-year options valued at $2.85 per share, 20,000 shares of common stock underlying vested ten-year options valued at $2.05 per share and 765,027 shares of common stock underlying vested ten-year options valued at $0.005 per share. Mark Kay, along with Ramarao Pemmaraju and George Waller each hold one share of Series A Preferred Shares which, collectively, allow the holders to vote up to 80% of the issued and outstanding shares of common stock; Mark Kay, along with Ramarao Pemmaraju and George Waller have irrevocably waived any conversion rights.

(8)

Includes 2 shares of common stock available upon the conversion of certain convertible loans valued at $4,875,000,000,000 per share for $265,000 of convertibles and $3,656,250,000,000 per share for $33,000 of convertibles, 4 shares of common stock underlying vested ten-year options valued at $1,121,250,000 per share, 260,000 shares of common stock underlying vested ten-year options valued at $3.125 per share, 70,000 shares of common stock underlying vested ten-year options valued at $2.85 per share, 70,000 shares of common stock underlying vested ten-year options valued at $2.05 per share and 2,677,595 shares of common stock underlying vested ten-year options valued at $0.005 per share. Excludes the Series A Preferred Shares: Mark L. Kay, along with Ramarao Pemmaraju and George Waller, each hold one share of Series A Preferred Shares which, collectively, allow the holders to vote up to 80% of the issued and outstanding shares of common stock; Mark Kay, along with Ramarao Pemmaraju and George Waller, have irrevocably waived any conversion rights.

(9)	Ramarao Pemmaraju controls NetLabs.com, Inc. along with another individual.

(10)	Includes 1 share of common stock underlying vested ten-year options valued at $975,000,000 per share.

(11)

Mark Kay, along with Ramarao Pemmaraju and George Waller hold 3 shares of preferred stock. The Series A Preferred Stock collectively has voting rights equal to eighty percent of the total current issued and outstanding shares of common stock.

DESCRIPTION OF SECURITIES

Equity Incentive Plan Information

The following table sets forth as of December 31, 2020, the total number of shares of our common stock which may be issued upon the exercise of outstanding stock options and other rights under compensation plans approved by the shareholders, and under compensation plans not approved by the shareholders. The table also sets forth the weighted average purchase price per share of the shares subject to those options, and the number of shares available for future issuance under those plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,031,908		$0.03704	394,968,092
Equity compensation plans not approved by security holders	N/A	$	N/A	N/A
Total	5,031,908		$0.03704	394,968,092

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

In August 2015, we awarded options to purchase 2,000 shares of our common stock to an unrelated consultant, exercisable at $0.25 per share, expiring two years from the date of grant, and vesting over a four-month period. In December 2016, the consultant processed an exercise of 2,000 stock option shares into 2,000 shares of our common stock, valued at $4,000, for a $500 payment, received in January 2017.

In September 2016, we awarded options to purchase 392,000 shares of our common stock to our management team and employees, exercisable at $3.125 per share, expiring ten (10) years from the date of grant and vesting over a six-month period.

In December 2017, we awarded options to purchase 126,000 shares of our common stock to our management team and employees, exercisable at $2.85 per share, expiring ten (10) years from the date of grant and vesting over a six-month period.

In July 2018, we awarded options to purchase 1,000 shares of our common stock to an unrelated consultant, exercisable at $8.00 per share, expiring one year from the date of grant, and vesting over a one-year period. The option shares expired in July 2019.

In December 2019, we awarded options to purchase 115,000 shares of our common stock to our management team and employees, exercisable at $2.05 per share, expiring ten (10) years from the date of grant and vesting over a six-month period.

In December 2020, we awarded options to purchase 57,500,000 shares of our common stock to our management team and employees, exercisable at $0.005 per share, expiring ten (10) years from the date of grant and vesting over a six-month period.

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

In March 2019, a 1:15,000 forward stock split of BlockSafe’s issued and outstanding shares of common stock was ratified, effective upon the filing of an amendment to BlockSafe’s Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in March 2019.

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

On April 13, 2020, our Board of Directors and the holders of a majority of the voting power approved a resolution to effectuate a 500:1 Reverse Stock Split a resolution for a Reduction in Authorized from seventeen billion (17,000,000,000) Common Stock down to fourteen billion (14,000.000.000) Common Stock, $0.0001 par value, of the Company. The amendment was adopted in June 2020.

On November 13, 2020, the Company’s filing of an Offering Circular on Form 1-A, pursuant to Regulation A (File Number: 024-11267) was qualified by the Securities and Exchange Commission. The Company registered 668,449,198 shares of common stock maximum proceeds of $2,315,000 (after deducting the maximum broker discount and costs of the offering).

In December 2020, a decrease of the authorized shares of the Company’s common stock from fourteen billion (14,000,000,000) to four billion (4,000,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to our Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in December 2020.

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

In February 2014, the Company’s Board of Directors amended the conversion feature of the Series B Preferred Stock, to permit conversion to common shares at a 40% market discount to current market value at the time the Company receives a conversion request. Current market value is defined as the average of the immediately prior five trading day’s closing prices. Additionally, when Series B Preferred Stock shares convert to the Company’s common stock, the minimum price discount floor level is set at $0.005, as decided by the Company’s Board of Directors.

Series A Preferred Stock

In 2011, the Company issued three shares of non-convertible Series A Preferred Stock valued at $329,000 per share, or $987,000 in aggregate to three members of the management team. The Series A Preferred Stock are convertible into four times the total number of common shares plus the total number of shares of Series B preferred stock issued and outstanding at the time of conversion and have voting rights equal to eighty percent of the total issued and outstanding shares of the Company’s common stock. This effectively provided the management team, upon retention of their Series A Preferred Stock, voting control on matters presented to the shareholders of the Company. The shareholders of the Series A Preferred Stock have each irrevocably waived their conversion rights relating to the Series A Preferred Stock issued.

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

As of December 31, 2020, there were 36,667 shares of Series B Preferred Stock issued and outstanding, 20,000 of which convert to common shares at a 25% market discount and 16,667 of which convert to common shares at a 30% market discount.

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

As of December 31, 2020, no tokens have been developed or issued. There is no assurance as to whether, or at what amount, or on what terms, tokens will be available. Moreover, there can be no assurance how such technology will function, which could expose us to legal and regulatory issues. Cryptocurrency and its use of blockchains is still in the development stage and receiving mixed results. The Securities and Exchange Commission has, in its dissemination of information to the public, expressed that tokens in the United States would be treated as securities pursuant to the Howey Test. This standard has been adopted, in various forms, in numerous other jurisdictions. The European Union and China are contemplating their own form of cryptocurrency and Facebook Libra cryptocurrency recently lost the support of PayPal (see https://www.independent.co.uk/topic/cryptocurrency, which article is not incorporated by reference to this filing). In addition, legal and regulatory developments could render the technology impermissible, which could have a material adverse effect on BlockSafe and us.

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

BlockSafe is owned 49% by the Company and 31% by three executive officers of the Company. BlockSafe meets the definition of a variable interest entity (“VIE”) and based on the determination that we are the primary beneficiary of BlockSafe, BlockSafe’s operating results, assets and liabilities are consolidated by the Company. Intercompany balances and transactions have been eliminated in consolidation. At December 31, 2020, noncontrolling interests represents 51% of BlockSafe that we do not directly own. The Company and BlockSafe have a management agreement pursuant to which BlockSafe shall remit a management fee of $36,000 per month to the Company, and when BlockSafe reaches a milestone of $1,000,000 in financing, an additional management fee of $5,000,000 shall be owed to the Company, payable monthly over three years. The management fee is currently eliminated in consolidation. At December 31, 2020 and 2019, the amount of VIE cash on the accompanying consolidated balance sheets can be used only to settle obligations of BlockSafe, and the amounts of VIE accounts payable, VIE Notes Payable, VIE Accrued Interest, and VIE Financing Obligation have no recourse to the general credit of the Company.

RELATED PARTY CONVERTIBLE NOTES

In previous years, the Company issued convertible notes to related parties/officers in exchange for cash and/or services rendered. The notes are unsecured and were due on December 31, 2020. As of December 31, 2018 and 2019, outstanding balance of the notes payable amounted to $356,000, respectively.

During the year ended December 31, 2020, two notes aggregating $58,000 held by the Company’s VP of Technology were extinguished as part of a debt settlement obligation transaction. In addition, noteholders also agreed to extend the maturity date to December 31, 2021 with no changes to the other terms of the notes payable.

At December 31, 2019, accrued interest due for the convertible notes – related parties was $636,000. During the year ended December 31, 2020, interest of $72,000 was accrued, and accrued interest of $83,000 due to our VP of Technology was extinguished as part of a debt settlement obligation transaction. At December 31, 2020, accrued interest due for the convertible notes – related parties was $625,000.

RELATED PARTY PROMISSORY NOTES

Notes payable-related parties notes represent notes payable to the Company’s Chief Executive Officer ranging in interest rates of 0% per annum to 10% per annum. The notes are unsecured and have extended due dates of December 31, 2020. Outstanding balance of these notes payable at December 31, 2019 and 2018, amounted to $743,000.

During the year ended December 31, 2020, the Company issued similar notes payable for $263,000 to its Chief Executive Officer in exchange for cash. The notes are unsecured, bears interest at an average rate of 7% per annum and is due on demand. The Company also made payments of $54,000. In addition, the noteholder also agreed to change the maturity date of notes payable issued in previous years with an aggregate balance of $753,000 to December 31, 2021 with no changes to the other original term of the notes payable.

At December 31, 2020, the balance of notes payable-related parties totaled $952,000 which are all due to the Company’s Chief Executive Officer. Notes totaling $753,000 are due on December 31, 2021 and notes totaling $199,000 have no specified due date and deemed due on demand.

DISCLOSURE OF COMMISSION POSITION ON INDEMNIFICATION FOR SECURITIES ACT LIABILITIES

Wyoming corporation law provides that:

•	a corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful;
•	a corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including amounts paid in settlement and attorneys’ fees actually and reasonably incurred by him in connection with the defense or settlement of the action or suit if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation. Indemnification may not be made for any claim, issue or matter as to which such a person has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals therefrom, to be liable to the corporation or for amounts paid in settlement to the corporation, unless and only to the extent that the court in which the action or suit was brought or other court of competent jurisdiction determines upon application that in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper; and
•	to the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding, or in defense of any claim, issue or matter therein, the corporation shall indemnify him against expenses, including attorneys’ fees, actually and reasonably incurred by him in connection with the defense.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees billed by Weinberg & Company, P.A. for the fiscal years ended December 31, 2020 and 2019 related to the Company’s audit services were approved by the Audit Committee and paid by the Company.

The following table shows the audit fees incurred for fiscal year 2020 and 2019:

	2020	2019
Audit fees (1)	$101,500	$91,000
Audit related fees (2)	-	-
Tax fees (3)	-	-
Total	$101,500	$91,000

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

The Board of Directors has reviewed and discussed, with our management and independent registered public accounting firm, our audited financial statements contained in our Annual Report on Form 10-K for our 2020 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

The Board has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and has discussed with its auditors its independence from us. The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in our Annual Report on Form 10-K for our 2020 fiscal year for filing with the SEC.

Pre-Approval Policies

The Board’s policy is to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by our independent registered public accounting firm; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by us to our accountant in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.

The Board pre-approved all fees described above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
1.1	Placement Agreement dated July 7, 2020, by and between StrikeForce Technologies, Inc. and Spencer Clarke LLC (23)
1.2	Addendum to Placement Agreement dated November 11, 2020, by and between StrikeForce Technologies, Inc. and Spencer Clarke LLC (25)
3.1	Amended and Restated Certificate of Incorporation of StrikeForce Technologies, Inc. (1)
3.2	By-laws of StrikeForce Technologies, Inc. (1)
3.3	Amended By-laws of StrikeForce Technologies, Inc. (2)
3.4	Amended By-laws of StrikeForce Technologies, Inc. (3)
3.5	Articles of Amendment of StrikeForce Technologies, Inc. (2)
3.6	Amendments to Articles of Incorporation (6)
3.7	Amendments to Articles of Incorporation (7)
3.8	Registration of Classes of Securities (8)
3.9	Amendments to Articles of Incorporation (9)
3.10	Registration of Classes of Securities (10)
3.11	Amendments to Articles of Incorporation (11)
3.12	Registration of Classes of Securities (12)
3.13	Amendments to Articles of Incorporation (13)
3.14	Amendments to Articles of Incorporation (14)
3.15	Amendments to Articles of Incorporation (15)
3.16	Amendments to Articles of Incorporation (16)
3.17	Amendments to Articles of Incorporation (17)
3.18	Amendments to Articles of Incorporation (18)
3.19	Amendments to Articles of Incorporation (22)
3.20	Amendments to Articles of Incorporation (26)
4.1	Form of Subscription Agreement (25)
4.2	Form of Convertible Promissory Note-Related Party (24)
4.3	Form of Promissory Note-Related Party (24)
10.1	Employment Agreement dated as of May 20, 2003, by and between StrikeForce Technologies, Inc. and Mark L. Kay (1)
10.2	Irrevocable Waiver of Conversion Rights of Mark L. Kay (4)
10.3	Irrevocable Waiver of Conversion Rights of Ramarao Pemmaraju (4)
10.4	Irrevocable Waiver of Conversion Rights of George Waller (4)
10.5	CFO Consultant Agreement with Philip E. Blocker (4)
10.6	2012 Stock Option Plan (5)
10.7	Asset Purchase Agreement between StrikeForce Technologies, Inc. and Cyber Safety, Inc., dated August 24, 2015 (18)
10.8	Amendment to the Asset Purchase Agreement and Distributor and Reseller Agreement between StrikeForce Technologies, Inc. and Cyber Safety, Inc. (19)
10.9	Execution of Litigation Funding Agreement (20)
10.10	BlockSafe Technologies, Inc. Intellectual Property License Agreement (21)
10.11	BlockSafe Technologies, Inc. Management Agreement (21)
10.12	BlockSafe Technologies, Inc. Amended Management Agreement (21)
10.13	Software License and Development Agreement, amendment two, by and between StrikeForce Technologies, Inc. and Intersections, Inc., dated October 1, 2010 (24)
10.14	Form of Settlement and Exchange Agreement (26)
21	Subsidiaries (27)
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (26)
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (26)
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

(1)	Filed as an exhibit to the Registrant’s Form SB-2 dated as of May 11, 2005 and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Form 8-K dated February 4, 2011 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant's Form 10-Q dated December 13, 2010 and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Form S-1/A dated July 31, 2012 and incorporated herein by reference.
(5)	Filed in conjunction with the Registrant’s Form 14A filed October 5, 2012 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Form 8-K dated February 5, 2013 and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Form 8-K dated May 14, 2013 and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Form 8-A dated July 29, 2013 and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Form 8-K dated August 22, 2013 and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Form 8-A dated October 3, 2013 and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Form 8-K dated October 3, 2013 and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant’s Form 8-A dated December 31, 2013 and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s Form 8-K dated December 31, 2013 and incorporated herein by reference.
(14)	Filed as an exhibit to the Registrant’s Form 8-K dated March 18, 2014 and incorporated herein by reference.
(15)	Filed as an exhibit to the Registrant’s Form 8-K dated December 22, 2014 and incorporated herein by reference.
(16)	Filed as an exhibit to the Registrant’s Form 8-K dated February 13, 2015 and incorporated herein by reference.
(17)	Filed as an exhibit to the Registrant’s Form 8-K dated August 4, 2015 and incorporated herein by reference.
(18)	Filed as an exhibit to the Registrant’s Form 8-K dated July 16, 2019 and incorporated herein by reference.
(19)	Filed as an exhibit to the Registrant’s Form 8-K dated February 2, 2016 and incorporated herein by reference.
(20)	Filed as an exhibit to the Registrant’s Form 8-K dated September 11, 2017 and incorporated herein by reference.
(21)	Filed as an exhibit to the Registrant’s Form 10-Q dated June 30, 2018 and incorporated herein by reference.
(22)	Filed as an exhibit to the Registrant’s Form 8-K dated June 25, 2020 and incorporated herein by reference.
(23)	Filed as an exhibit to the Registrant’s Form 1-Adated July 13, 2020 and incorporated herein by reference.
(24)	Filed as an exhibit to the Registrant’s Form 1-A.1 dated September 11, 2020 and incorporated herein by reference.
(25)	Filed as an exhibit to the Registrant’s Form 1-A.1 dated November 12, 2020 and incorporated herein by reference.
(26)	Filed as an exhibit to the Registrant’s Form 8-K dated February 8, 2021 and incorporated herein by reference.
(27)	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRIKEFORCE TECHNOLOGIES, INC.

Dated: April 13, 2021	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: April 13, 2021	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark L. Kay	Director	April 13, 2021
Name: Mark L. Kay

/s/ Ramarao Pemmaraju	Director	April 13, 2021
Name: Ramarao Pemmaraju

/s/ George Waller
Name: George Waller	Director	April 13, 2021

