Form 10-Q
period 2021-03-31
StrikeForce Technologies Inc.
filed 2021-05-24
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2021

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

(732) 661-9641

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	SFOR	OTCQB

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes     ☒ No

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 21, 2021
Common stock, $0.0001 par value	853,378,974

Indicate the number of shares outstanding of each of the issuer’s classes of preferred stock, as of the latest practicable date.

Class	Outstanding at May 21, 2021
Preferred stock, Series A, no par value	3

Class	Outstanding at May 21, 2021
Preferred stock, Series B, $0.10 par value	36,667

Transitional Small Business Disclosure Format Yes ☐     No ☒

Documents Incorporated By Reference

None

STRIKEFORCE TECHNOLOGIES, INC.

INDEX TO FORM 10-Q FILING

MARCH 31, 2021

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash (includes VIE balances of $635 and $2,000, respectively)	$816,000	$162,000
Accounts receivable, net	17,000	20,000
Prepaid expenses	23,000	21,000

Total current assets	856,000	203,000

Property and equipment, net	1,000	2,000
Operating lease right-of-use asset	145,000	157,000
Other assets	14,000	14,000

Total Assets	$1,016,000	$376,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses (includes VIE balances of $3,000 and $3,000, respectively)	$1,002,000	$1,010,000
Convertible notes payable (net of discount of $0 and $14,000, respectively;
including $1,438,000 and $1,435,000 in default, respectively)	1,438,000	1,469,000
Convertible notes payable - related parties	268,000	298,000
Notes payable (net of discount of $29,000 and $52,000, respectively; including $1,994,000 and $2,146,000 in default, respectively) (includes VIE balances of $350,000 and $475,000, respectively)	2,076,000	2,250,000
Notes payable - related parties	693,000	952,000
Accrued interest (including $1,408,000 and $1,448,000 due to related parties, respectively) (includes VIE balances of $111,000 and $109,000, respectively)	5,217,000	5,187,000
Contingent payment obligation	1,500,000	1,500,000
Financing obligation (includes VIE balance of $1,263,000 and $1,263,000, respectively)	1,263,000	1,263,000
Operating lease liability, current portion	51,000	38,000
Derivative liabilities	-	163,000

Total current liabilities	13,508,000	14,130,000

Notes payable, long term portion	640,000	463,000
Operating lease liability, long term portion	99,000	125,000

Total Liabilities	14,247,000	14,718,000

Commitments and Contingencies

Stockholders' Deficit
Series A Preferred stock, no par value; 100 shares authorized;
3 shares issued and outstanding	987,000	987,000
Series B Preferred stock par value $0.10: 100,000,000 shares authorized;
36,667 shares issued and outstanding	4,000	4,000
Preferred stock series not designated par value $0.10: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.0001: 4,000,000,000 shares authorized;
807,277,505 and 718,263,338 shares issued and outstanding, respectively	81,000	72,000
Additional paid-in capital	50,862,000	39,814,000
Accumulated deficit	(64,335,000)	(54,396,000)
Total StrikeForce Technologies, Inc. stockholders' deficit	(12,401,000)	(13,519,000)
Noncontrolling interest in consolidated subsidiary	(830,000)	(823,000)

Total Stockholders' Deficit	(13,231,000)	(14,342,000)

Total Liabilities and Stockholders' Deficit	$1,016,000	$376,000

See accompanying notes to the condensed consolidated financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2021	March 31, 2020
	(Unaudited)	(Unaudited)

Revenue	$46,000	$60,000

Operating expenses:
Cost of revenue	3,000	3,000
Selling, general and administrative expenses	5,628,000	507,000
Research and development	145,000	124,000

Total operating expenses	5,776,000	634,000

Loss from operations	(5,730,000)	(574,000)

Other income (expense):
Interest expense (including $31,000 and $33,000 to related parties, respectively)	(128,000)	(172,000)
Debt discount amortization	(23,000)	(220,000)
Financing costs	(3,239,000)	-
Private placement costs	-	(103,000)
Change in fair value of derivative liabilities	(219,000)	199,000
Loss on extinguishment of debt, net	(607,000)	(35,000)
Other income	-	-

Other income (expense), net	(4,216,000)	(331,000)

Net loss	(9,946,000)	(905,000)

Net loss attributable to noncontrolling interest	7,000	9,000

Net loss attributable to StrikeForce Technologies, Inc.	$(9,939,000)	$(896,000)

Net loss per common share
-Basic and diluted	$(0.01)	$(0.14)

Weighted average common shares outstanding
-Basic and diluted	777,075,644	6,305,106

See accompanying notes to the condensed consolidated financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (Unaudited)

Three months ended March 31, 2021

	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Non controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at January 1, 2021	3	$987,000	36,667	$4,000	718,263,338	$72,000	$39,814,000	$(54,396,000)	$(823,000)	$(14,342,000)

Common stock issued for cash	-	-	-	-	38,116,450	4,000	1,445,000	-	-	1,449,000

Fair value of common stock issued for services	-	-	-	-	128,527	-	16,000	-	-	16,000

Fair value of vested options	-	-	-	-	-	-	5,230,000	-	-	5,230,000

Common stock issued and recognized as a financing cost					16,931,437	1,000	3,238,000			3,239,000

Common stock issued upon cashless exercise of options	-	-	-	-	17,208,335	2,000	(2,000)	-	-	-

Common stock issued upon conversion of notes payable and accrued interest	-	-	-	-	16,168,589	2,000	1,033,000	-	-	1,035,000

Common stock issued upon conversion of debt settlement	-	-	-	-	460,829	-	88,000	-	-	88,000

Net loss	-	-	-	-	-	-	-	(9,939,000)	(7,000)	(9,946,000)

Balance at March 31, 2021 (unaudited)	3	$987,000	36,667	$4,000	807,277,505	$81,000	$50,862,000	$(64,335,000)	$(830,000)	$(13,231,000)

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (Unaudited)

Three months ended March 31, 2020

	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Non controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at January 1, 2020	3	$987,000	36,667	$4,000	5,905,388	$1,000	$28,675,000	$(44,353,000)	$(778,000)	$(15,464,000)

Fair value of common stock issued for services	-	-	-	-	15	-	-	-	-	-

Fair value of vested options	-	-	-	-	-	-	114,000	-	-	114,000

Fair value of warrants issued with convertible notes	-	-	-	-	-	-	37,000	-	-	37,000

Common stock issued upon conversion of notes payable and accrued interest	-	-	-	-	846,506	-	932,000	-	-	932,000

Net loss	-	-	-	-	-	-	-	(896,000)	(9,000)	(905,000)

Balance at March 31, 2020 (Unaudited)	3	$987,000	36,667	$4,000	6,751,909	$1,000	$29,758,000	$(45,249,000)	$(787,000)	$(15,286,000)

See accompanying notes to the condensed consolidated financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2021	March 31, 2020
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(9,946,000)	$(905,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,000	2,000
Amortization of discount	23,000	220,000
Amortization of right-of-use asset	12,000	12,000
Fair value of common stock issued for services	16,000	-
Fair value of vested options	5,230,000	114,000
Fair value of common stock issued for financing services	3,239,000	-
Change in fair value of derivative liabilities	219,000	(199,000)
Private placement costs	-	104,000
Loss on extinguishment of debt	607,000	35,000
Changes in operating assets and liabilities:
Accounts receivable	3,000	(3,000)
Prepaid expenses	(2,000)	2,000
Accounts payable and accrued expenses	(8,000)	18,000
Accrued interest	34,000	122,000
Operating lease liability	(13,000)	(12,000)
Net cash used in operating activities	(585,000)	(490,000)

Cash flows from financing activities:
Proceeds from sale of common stock	1,449,000	-
Proceeds from convertible notes payable	-	471,000
Proceeds from notes payable	177,000	80,000
Proceeds from notes payable-related parties	-	10,000
Repayment of notes payable	(97,000)	(133,000)
Repayment of convertible notes payable-related parties	(30,000)	-
Repayment of notes payable-related parties	(260,000)	-
Net cash provided by financing activities	1,239,000	428,000

Net decrease in cash	654,000	(62,000)

Cash at beginning of the period	162,000	75,000

Cash at end of the period	$816,000	$13,000

Supplemental disclosure of cash flow information:
Interest paid	$76,000	$-
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing transactions
Fair value of derivative upon issuance of convertible debt recorded as debt discount	$-	$469,000
Common stock issued for conversion of notes and accrued interest	$1,035,000	$932,000
Common stock issued upon conversion of debt settlement	$88,000	$478,000
Notes payable and accrued interest exchanged for financing obligation	$-	$38,000

See accompanying notes to the condensed consolidated financial statements.

StrikeForce Technologies, Inc.

Notes to the Condensed Consolidated Financial Statements

Three months ended March 31, 2021 and 2020

(Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies

StrikeForce Technologies, Inc. (the “Company”) is a software development and services company that offers a suite of integrated computer network security products using proprietary technology. The Company’s operations are based in Edison, New Jersey.

Basis of Presentation-Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2021. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2020 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the SEC on April 13, 2021.

The consolidated financial statements include the accounts of the Company and its subsidiary, BlockSafe Technologies, Inc. (“BST”). BST is owned 49% by the Company and 31% by three executive officers of the Company. BST meets the definition of a variable interest entity (“VIE”) and based on the determination that the Company is the primary beneficiary of BST, BST’s operating results, assets and liabilities are consolidated by the Company. Intercompany balances and transactions have been eliminated in consolidation. At March 31, 2021, noncontrolling interests represents 51% of BST that the Company does not directly own. The Company and BST have a management agreement pursuant to which BST shall remit a management fee of $36,000 per month to the Company, and when BST reaches a milestone of $1,000,000 in financing, an additional management fee of $5,000,000 shall be owed to the Company, payable monthly over three years. The management fee is currently eliminated in consolidation. At March 31, 2021 and December 31, 2020, the amount of VIE cash on the accompanying consolidated balance cash can be used only to settle obligations of BST, and the amounts of VIE accounts payable, VIE Notes Payable, VIE Accrued Interest, and VIE Financing Obligation have no recourse to the general credit of the Company.

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

During the three months ended March 31, 2021 and the year ended December 31, 2020, the Company believes the COVID-19 pandemic did impact its operating results as sales to customers were down 23% and 73%, respectively, as compared to the prior period. However, the Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

The Company has been following the recommendations of health authorities to minimize exposure risk for its team members, including the temporary closure of its corporate office and having team members work remotely. Most customers and vendors have transitioned to electronic submission of invoices and payments.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the three months ended March 31, 2021, the Company incurred a net loss of $9,946,000 and used cash in operating activities of $585,000 and at March 31, 2021, the Company had a stockholders’ deficit of $13,231,000. Also, at March 31, 2021, the Company is in default on notes payable and convertible notes payable in the aggregate amount of $3,432,000. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2020 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At March 31, 2021, the Company had cash on hand in the amount of $816,000. Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan. Currently, management is attempting to increase revenues by selling through a channel of distributors, value added resellers, strategic partners and original equipment manufacturers. While the Company believes in the viability of its strategy to increase revenues, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to increase its customer base and realize increased revenues. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

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

The Company’s revenue consists of revenue from sales and support of our software products. Revenue primarily consists of sales of software licenses of our ProtectID®, GuardedID®, MobileTrust® and SafeVchat™ products. The Company usually recognizes subscription revenue over a one-month period based on a typical monthly renewal cycle in accordance with its customer agreement terms. For service contracts, the Company’s performance obligations are satisfied, and the related revenue is recognized, as services are rendered.

The Company offers no discounts, rebates, rights of return, or other allowances to clients which would result in the establishment of reserves against service revenue. Additionally, to date, the Company has not incurred incremental costs in obtaining customer contracts.

Cost of revenue includes direct costs and fees related to the sale of our products.

The following tables present our revenue disaggregated by major product and service lines:

	Three months ended
	March 31, 2021	March 31, 2020
Software	$45,000	$58,000
Service	1,000	2,000
Total revenue	$46,000	$60,000

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

As of December 31, 2020, the Company’s balance sheet includes Level 2 liabilities comprised of the fair value of embedded derivative liabilities of $163,000 (see Note 8).

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

	Three months ended
	March 31, 2021	March 31, 2020
Options to purchase common stock	40,633,001	633,001
Warrants to purchase common stock	27,355,475	150,575
Convertible notes	21	3,669,138
Convertible Series B Preferred stock	492,455	126,192
Total	68,480,952	4,578,906

Concentrations

For the three months ended March 31, 2021, sales to two customers comprised 62% and 20% of revenues, respectively. For the three months ended March 31, 2020, sales to two customers comprised 65% and 12% of revenues, respectively. At March 31, 2021, two customers comprised 53% and 26% of accounts receivable, respectively.

The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits. At March 31, 2021, the Company had cash deposits that exceeded the federally insured limit of $250,000 per account. The Company believes that no significant concentration of credit risk exists with respect to its cash balances because of its assessment of the creditworthiness and financial viability of the financial institution.

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

Note 2 - Convertible Notes Payable

Convertible notes payable consisted of the following:

	March 31, 2021	December 31, 2020
Secured
(a) DART/Citco Global, in default	$543,000	$543,000

Unsecured
(b) Convertible notes with fixed conversion prices, in default	895,000	895,000
(c) Convertible notes with adjustable conversion prices	-	45,000
Total convertible notes principal outstanding	1,438,000	1,483,000
Debt discount	-	(14,000)
Convertible notes, net of discount	$1,438,000	$1,469,000

11

_________

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

At March 31, 2021 and December 31, 2020, the outstanding balance of convertible notes payable amounted to $543,000, respectively.

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

At March 31, 2021 and December 31, 2020, the outstanding balance of convertible notes payable amounted to $895,000, respectively.

(c)

During fiscal 2020, the Company issued convertible notes payable with adjustable conversion prices for aggregate proceeds of $803,000. The notes bear interest at 8% to 10% per annum, unsecured, and maturing between October 2020 and December 2021. At the option of the holder, the notes are convertible into shares of common stock of the Company at a price per share discount of 58% to 70% of the market price of the Company’s common stock, as defined, for 15 to 25 days preceding a conversion notice. The Company determined that the conversion options of the convertible notes were not considered indexed to the Company’s own stock and characterized the conversion features as derivative liabilities upon issuance (see Note 10). The Company also granted warrants to certain note holders to purchase 638,000 shares of the Company’s common stock. As a result, the Company recorded debt discount of $803,000, to account the fair value of the derivative liabilities of $742,000, the relative fair value of the warrants granted of $53,000 and direct fees incurred of $8,000. At December 31, 2020, the outstanding balance of the notes payable amounted to $45,000 and unamortized discount was $14,000.

During the three months ended March 31, 2021, notes payable totaling $45,000 plus unpaid interest and fees of $4,000, for a total of $49,000, were converted into 16,168,589 shares of the Company’s common stock with a fair value of $1,035,000. The Company followed the general extinguishment model to record the conversion and settlement of the debt. Notes payable, accrued interest and fees converted totaled $49,000, the related unamortized debt discount totaled ($14,000), and the derivative liability related to the conversion option of these notes, after final valuation, amounted to $382,000. The fair value of the common shares issued amounted to $1,035,000 and the difference between the total debt settled and fair value of the common shares issued amounted to $618,000 and was recorded as loss on extinguishment of debt.

At March 31, 2021, the Company has no more convertible notes with adjustable conversion prices outstanding.

Note 3 - Convertible Notes Payable – Related Parties

In previous years, the Company issued convertible notes to related parties/officers in exchange for cash and/or services rendered. The notes are unsecured and are due on December 31, 2021. The notes are unsecured, and have due dates of December 31, 2021, as amended. Certain notes payable are due to the Company’s Chief Executive Officer and have a compounded interest rate of 8% per annum. The aggregate notes are convertible into less than one share of the Company’s common stock at fixed conversion prices adjusted for applicable reverse stock splits. As of December 31, 2020, the outstanding balance of the notes payable amounted to $298,000.

During the three months ended March 31, 2021, notes payable aggregating $30,000 were repaid. At March 31, 2021, the balance of convertible notes payable-related parties totaled $268,000.

Note 4 - Notes Payable

Notes payable consisted of the following:

	March 31, 2021	December 31, 2020
Unsecured notes
(a) Notes payable-$1,639,000 in default	$1,699,000	$1,699,000
(b) Notes payable issued by BST-in default	350,000	475,000
(c) Note payable-PPP loans	490,000	313,000
(d) Note payable-EID loan	150,000	150,000

Secured notes payable
(e) Notes payable ($5,000 in default at March 31, 2021)	56,000	128,000
Total notes payable principal outstanding	2,745,000	2,765,000
Debt discount	(29,000)	(52,000)
Less current portion of notes payable, net of discount	(2,076,000)	(2,250,000)
Long term notes payable	$640,000	$463,000

________

(a)

In previous years, the Company issued notes payable in exchange for cash. The notes are unsecured, bear interest at a rate of 8% through 14% per annum and matured starting in fiscal 2011 up to November 2021. As of December 31, 2020, the outstanding balance of these notes payable amounted to $1,699,000 and unamortized debt discount of $52,000.

During the three months ended March 31, 2021, the Company amortized the debt discount of $23,000. At March 31, 2021, the outstanding balance of the notes payable was $1,699,000 and unamortized debt discount of $29,000. As of March 31, 2021, total notes payable of $1,639,000 are past due and deemed in default.

(b)

In fiscal 2018, the Company’s consolidated subsidiary BlockSafe, issued promissory notes in exchange for cash. The notes are unsecured, bearing interest at a rate of 8% per annum, and matured in September 2019. At December 31, 2020, the outstanding balance of the notes payable amounted to $475,000.

During the three months ended March 31, 2021, $25,000 of the notes were paid, and a note holder agreed to exchange $100,000 of notes payable for 460,829 shares of the Company’s common stock with a fair value of $88,000 (see Note 10). As a result, the Company recognized a gain of $12,000 to account the difference between the note payable settled and fair value of the common stock issued.

At March 31, 2021, the outstanding balance of the notes payable amounted to $350,000 and are deemed in default.

(c)

At December 31, 2020, the balance of the first draw Paycheck Protection Program (the “PPP”) loan was $313,000. The first draw PPP loan matures on April 7, 2022, bears interest at a rate of 1% per annum, with the first six months of interest deferred, is payable monthly commencing on October 2020, and is unsecured and guaranteed by the U.S. Small Business Administration (“SBA”). The loan term may be extended to April 7, 2025, if mutually agreed to by the Company and lender.

On March 16, 2021, the Company was granted a second draw PPP loan from Chase Bank in the aggregate amount of $177,000. The second draw PPP loan matures on March 16, 2023, bears interest at a rate of 1% per annum, with the first six months of interest deferred, is payable monthly commencing on January 2022, and is unsecured and guaranteed by the U.S. Small Business Administration (“SBA”). The loan term may be extended to March 16, 2026, if mutually agreed to by the Company and lender. The Company applied ASC 470, Debt, to account for the second draw PPP loan.

The PPP loans may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP loans may only be used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, qualifying group health care benefits, qualifying rent and debt obligations, and qualifying utilities. The Company has used and is continuing to use the loan amounts for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. The Company applied for forgiveness of the first draw PPP loan in April 2021 and intends to apply for forgiveness of the second draw PPP loan with respect to these qualifying expenses, however, the Company cannot assure that such forgiveness of any portion of the PPP loans will occur. As for the potential loan forgiveness, once the PPP loans are, in part or wholly, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded. The terms of the PPP loans provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The Company was in compliance with the terms of the PPP loan as of March 31, 2021.

(d)

On May 15, 2020, the Company received a $150,000 loan (the “EID Loan”) from the SBA under the SBA’s Economic Injury Disaster Loan program. The EID Loan has a thirty-year term and bears interest at a rate of 3.75% per annum. Monthly principal and interest payments of $0.7 per month are deferred for twelve months and commence in May 2021. The EID Loan may be prepaid at any time prior to maturity with no prepayment penalties. The proceeds from the EID Loan must be used for working capital. The EID Loan contains customary events of default and other provisions customary for a loan of this type. The Company was in compliance with the terms of the EID loan as of March 31, 2021.

(e)

In fiscal 2019 and 2020, the Company issued notes payable aggregating $468,000. The notes bear interest at a rate starting from 8% to 148% per annum, each agreement secured by substantially all of the assets of the Company, maturing between March 2020 and July 2021. The Company also made principal payments of $319,000, and one secured note of $21,000 was extinguished as part of a debt settlement obligation transaction. At December 31, 2020, the outstanding balance of the secured note agreements was $128,000.

During the three months ended March 31, 2021, the Company made principal payments of $72,000.

At March 31, 2021, the outstanding balance of the secured notes payable was $56,000. One note for $5,000 was due in July 2020 and is past due. The Company and the note holders are in negotiations to extend the due date of the note.

Note 5 - Notes Payable – Related Parties

Notes payable-related parties notes represent notes payable to the Company’s Chief Executive Officer ranging in interest rates of 0% per annum to 10% per annum. The notes are unsecured and the outstanding balance of these notes payable at December 31, 2020 amounted to $952,000.

During the three months ended March 31, 2021, the Company made payments of $259,000.

At March 31, 2021, the balance of notes payable-related parties totaled $693,000 which are all due to the Company’s Chief Executive Officer. The notes are due on December 31, 2021.

Note 6 - Financing Obligation

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

At March 31, 2021 and December 31, 2020, the outstanding balance of financing obligations amounted to $1,263,000, respectively, to be paid in tokens, as defined. At March 31, 2021 and through the date of filing, BST has not developed or issued any tokens and there is no assurance as to whether, or at what amount, or on what terms, tokens will be available to be issued, if ever. At March 31, 2021, as the tokens do not exist, and any amounts received for tokens are not considered equity or revenue, management determined that 100% of the obligation of $1,263,000 is a liability to be settled by BST, through the issuance of tokens, or through other means if tokens are never issued.

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

At December 31, 2020 and March 31, 2021, the Company has reflected the $1,500,000 received from the Funders as a contingent payment obligation to be paid only if claim proceeds are recovered.

Note 8 - Derivative Financial Instruments

In prior years, the Company issued convertible notes payable whose conversion shares were not explicitly limited. As a result, the Company was unable to conclude that it had enough authorized and unissued shares available to settle the conversion option. The result was that the conversion option was bifurcated from the debt host and accounted for as a derivative liability in accordance with ASC 815, and re-measured at the end of every reporting period with the change in value reported in the statement of operations. Furthermore, since the number of shares to be issued to settle the conversion option was potentially unlimited, the Company would be unable to conclude that it has sufficient authorized and available shares to satisfy other commitments to issue shares if it did not have a sequencing policy. The Company has not adopted, documented and disclosed a sequencing approach that allows its other equity linked financial instruments and conversion options to be classified as equity if they meet the requirements of ASC 815.

The derivative liability was valued using a Monte Carlo valuation method through the assistance of a valuations specialist. The Monte Carlo valuation method uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the conversion features, and future dividends. The Monte Carlo method is used in corporate finance and mathematical finance to value and analyze (complex) instruments, portfolios and investments by simulating the various sources of uncertainty affecting their value, and then determining the distribution of their value over the range of resultant outcomes. This is usually done by help of stochastic asset models. At December 31, 2020, the balance of the derivative liabilities was $163,000.

During the three months ended March 31, 2021, the corresponding convertible notes payable were converted to equity (see Note 2 and 10). Pursuant to current accounting guidelines, the Company determined the fair value of the derivative liability one last time which amounted to $382,000 and as a result, the Company recorded a change in fair value of $219,000. The Company also extinguished the derivative liability of $382,000 as part of loss on debt extinguishment. At March 31, 2021, the Company has no more instruments accounted as derivative liabilities.

The fair value of the embedded derivative was determined using the following average assumptions:

	January 2021 to March 2021	December 31, 2020
Conversion feature:
Risk-free interest rate	0.08%	0.09%
Expected volatility	424%	495%-691%
Expected life (in years)	0.41 year	0.25 to 0.57 year
Expected dividend yield	-	-

Fair Value:
Conversion feature	$382,000	$163,000

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

The following table sets forth a summary of the changes in the estimated fair value of our embedded derivative during the three months ended March 31, 2021 and 2020:

	Three months ended March 31, 2021	Three months ended March 31, 2020
Fair value at beginning of period	$163,000	$1,516,000
Recognition of derivative liabilities upon initial valuation	-	535,000
Extinguishment of derivative liabilities	(382,000)	(545,000)
Net change in the fair value of derivative liabilities	219,000	(199,000)
Fair value at end of period	$-	$1,307,000

Note 9 - Operating Lease

In January 2019, the Company entered into a noncancelable operating lease for its headquarters office requiring payments of approximately $4,000 per month, payments increasing 3% each year, and ending on January 31, 2024. At March 31, 2021, the remaining lease term was 2.83 years. The Company does not have any other leases.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Three months ended March 31, 2021	Three months ended March 31, 2020
Lease Cost
Operating lease cost (included in general and administration in the Company’s statement of operations)	$14,000	$14,000

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2021 and 2020	$14,000	$13,000
Weighted average remaining lease term – operating leases (in years)	2.8	3.8
Average discount rate – operating leases	10.0%	10.0%

The supplemental balance sheet information related to leases for the period is as follows:

At March 31, 2021
Operating leases
Long-term right-of-use assets	$145,000

Short-term operating lease liabilities	$51,000
Long-term operating lease liabilities	99,000
Total operating lease liabilities	$150,000

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
2021 (9 months)	42,000
2022	58,000
2023	59,000
2024	5,000
Total lease payments	164,000
Less: Imputed interest/present value discount	(14,000)
Present value of lease liabilities	$150,000

Lease expenses were $14,000 and $14,000 during the three months ended March 31, 2021 and 2020, respectively.

Note 10 – Stockholders’ Deficit

Common Stock

During the three months ended March 31, 2021, the Company issued an aggregate of 89,014,167 shares of its common stock as follows:

•	In January 2021, the Company sold 38,116,450 shares of common stock for net proceeds of $1,449,000, net of fees and commission, in an offering under Regulation A.

•	The Company issued 128,527 shares of its common stock for services, with a fair value of $16,000. The common shares were valued at the respective date of issuances.

•	The Company issued 16,168,589 shares of common stock upon conversion of convertible notes payable and accrued interest (see Note 2).

•	The Company issued 460,829 shares of common stock upon conversion of debt settlement (see Note 4).

Warrants

The table below summarizes the Company’s warrant activities for the three months ended March 31, 2021:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, January 1, 2021	27,405,475	$0.0045-2.90	$0.011676
Granted	-	-	-
Canceled/Expired	(50,000)	-	-
Exercised	-	-	-
Balance outstanding, March 31, 2021	27,355,475	$0.0045-2.90	$0.010327

Balance exercisable, March 31, 2021	27,355,475	$0.0045-2.90	$0.010327

In March 2021, the Company issued 16,931,437 shares of common stock with a fair value of $3,239,000 in connection with the cancellation of warrants to purchase 50,000 shares of common stock that were granted in fiscal 2020 as part of a financing transaction. The common shares issued were valued at the date of issuance and recorded as a finance cost.

At March 31, 2021, intrinsic value of the warrants amounted to $2,623,000.

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2021:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.0045	26,666,665	5.00	$0.0045

$0.085	588,235	5.00	$0.085

$0.75	83,333	5.00	$0.75

$2.90	17,242	5.00	$2.90

$0.0045 - $2.90	27,355,475	5.00	$0.010327

Note 11 - Stock Options

The table below summarizes the Company’s stock option activities for the period January 1, 2021 to March 31, 2021:

	Number of Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, January 1, 2021	58,133,001	$0.005-1,121,250,000	$0.03704

Granted	-	-	-
Exercised	(17,500,000)	$0.005	$0.005
Expired	-	-	-
Balance outstanding, March 31, 2021	40,633,001	$0.005-1,121,250,000	$0.05084
Balance exercisable, March 31, 2021	23,365,241	$0.005-1,121,250,000	$0.05084

At March 31, 2021, the intrinsic value of outstanding options was $4,000,000.

In February 2021, 12,250,000 unvested options granted in fiscal 2020 were modified and such options became fully vested. Pursuant to current accounting guidelines, the Company remeasured the fair value of these options and determined their fair value to be $3,675,000 and was recorded as stock compensation expense.

During the period ended March 31, 2021, the Company recorded additional stock compensation expense of $1,555,000 to account for options granted in the prior year that vested. In addition, the Company also issued 17,208,335 shares of the Company’s common stock upon cashless exercise of 17,500,000 options. As of March 31, 2021, the unamortized stock compensation amounted to approximately $1,157,000 which will be recognized during the remainder of fiscal 2021.

The following table summarizes information concerning the Company’s stock options as of March 31, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$1,121,250,000	1	2	$1,121,250,000	1	2	$1,121,250,000
$0.005	40,000,000	10	$0.005	22,732,240	10	$0.005
$2.85	126,000	7	$2.85	126,000	7	$2.85
$2.05	115,000	9	$2.05	115,000	9	$2.05
$3.125	392,000	6	$3.125	392,000	6	$3.125
$0.0041 - 975,000,000	40,633,001	6.8	$0.05084	23,365,241	6.8	$0.05084

Note 12 - Commitments and Contingencies

Asset Sale and Licensing Agreement

On August 24, 2015, the Company entered into an agreement with Cyber Safety, Inc., a New York corporation (“Cyber Safety”) for Cyber Safety to license, and retain an option to purchase, the patents and intellectual property related to the GuardedID® and MobileTrust® software. Cyber Safety had the option to buy the Company’s GuardedID® patent for $10,000,000 that expires on September 30, 2021. If the purchase price is not paid by September 30, 2021, it will increase to $11,000,000 and be due September 30, 2022. The Company believes, but cannot guarantee, Cyber Safety will exercise its option to purchase GuardedID® based on ongoing constructive discussions with Cyber Safety. There have been no new negotiations with them in regard to the exercise of the option, but there are continuing discussions with them regarding some of their large contracts. The option remains open until September 30, 2022 and Cyber Safety, to the Company’s knowledge, is still contemplating the exercise of the option. Cyber Safety also licensed the Malware Suite until September 30, 2020 and agreed to pay the Company 15% to 20% of the net amount Cyber Safety receives from this product. During the three months ended March 31, 2021 and 2020, the Company recorded revenue of $0 and $0, respectively, from Cyber Safety.

Note 13 - Subsequent Events

Subsequent to March 31, 2021, notes payable and accrued interest aggregating $67,200 were repaid.

Subsequent to March 31, 2021, the Company issued 500,000 shares of common stock with a fair value of $36,000, for the purchase of a complimentary business, Cybersecurity Risk Solutions, LLC. At the date of acquisition, Cybersecurity Risk Solutions, LLC had nominal assets and liabilities, no revenues and limited operating history. Furthermore, the Company also determined that the acquisition did not meet the requirement of a significant acquisition pursuant to the regulations of the Securities and Exchange Commission.

Subsequent to March 31, 2021, the Company issued 32,680 shares of common stock for services with a fair value of $2,000.

Subsequent to March 31, 2021, the Company issued 28,219,063 shares of common stock with a fair value of $3,330,000 in connection with the cancellation of warrants to purchase 83,333 shares of common stock that were granted in fiscal 2019 as part of a financing transaction.

Subsequent to March 31, 2021, the Company issued 12,349,726 shares of common stock upon a cashless exercise of 13,333,333 warrants.

On May 11, 2021, the Company’s filing of an Offering Circular on Form 1-A, pursuant to Regulation A (File Number: 024-11512) was qualified by the Securities and Exchange Commission. The Company registered 150,000,000 shares of common stock maximum proceeds of $7,065,000 (after deducting the maximum broker discount and costs of the offering). As a result, the Company issued 5,000,000 shares of its common stock to investors for cash proceeds of $250,000 pursuant to the May 2021 Offering Circular.

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

Such risks include, among others, the following: international, national and local general economic and market conditions: our ability to sustain, manage or forecast our growth; material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the implications and consequences of the COVID-19 pandemic on our business and on our clients’ business and on the effectiveness and distributions of recently announced vaccines and changes to mask mandate policies; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this filing.

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

Background

We are a software development and services company that offers a suite of integrated computer network security products using proprietary technology. Our ongoing strategy is developing and marketing our suite of network security products to the corporate, financial, healthcare, legal, government, technology, insurance, e-commerce and consumer sectors. We plan to continue to grow our business primarily through our expanding sales channel and internally generated sales, rather than by acquisitions. We hold a 49% interest in BlockSafe Technologies, Inc., and, as of April 2021, we hold a 100% interest in Cybersecurity Risk Solutions, LLC.

In March 2020, the World Health Organization declared the spread of COVID-19 a pandemic. This outbreak continues to spread throughout the U.S. and around the world. As a result, authorities continue to implement numerous measures to try to contain the virus, including restrictions on travel, quarantines, shelter-in-place orders, business restrictions and complete shutdowns. We are not considered an “essential business” due to the industries and customers we serve. As of, and subsequent to, March 31, 2021, we have been following the recommendations of the CDC and state/local health authorities to minimize exposure risk for our team members for the past several months, including the temporary closure of our corporate office and having our team members work remotely. Most customers and vendors have transitioned to electronic submission of invoices and payments. The COVID-19 pandemic has resulted in longer response times from potential new customers and certain existing customers. We cannot anticipate the effect that the impairments caused by the COVID-19 pandemic will have on our fiscal 2021 results, or the effectiveness and distributions of vaccines and their distribution in 2021 and changes to mask mandate policies. The pandemic has significantly impacted the economic conditions both in the United States and worldwide, with accelerated effects through the date of this Quarterly Report, as federal, state and local governments react to the public health crisis, creating significant uncertainties in both the worldwide and the United States economies. The situation is rapidly changing and additional impacts to our business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which, the conditions surrounding COVID-19 will change including the timing of lifting any restrictions or office closure requirements. We will continue to evaluate the nature and extent of COVID-19’s impact to our business, consolidated results of operations, financial condition and liquidity, and our results presented herein are not necessarily indicative of the results to be expected for future periods in 2021 or beyond.

Management believes that cyber security is a growing requirement as the pandemic continues and more people are working remotely as well as using digital forms on a regular basis. Consequently, the market demand, in our estimation, is increasing. However, our Company is also experiencing the impact of the pandemic. Currently our management is not working from our office location and impedes our ability to take full advantage of the increasing market demand. Many of our current clients have experienced a dramatic slowdown in their business, limiting their ability to have the resources to pay for our services. We still produce revenues and we anticipate, but cannot guarantee, our video conferencing tool, SafeVchat™, which provides authentication and security (using our existing products), will have gained acceptance in the market. Currently, we have companies doing beta testing which is continuing into 2021. During the three months ended March 31, 2021, we earned revenues of $500 from SafeVchat™ and PrivacyLoK™.

On November 13, 2020, our filing of an Offering Circular on Form 1-A, pursuant to Regulation A (File Number: 024-11267) was qualified by the Securities and Exchange Commission. We registered 668,449,198 shares of common stock for maximum proceeds of $2,315,000 (after deducting the maximum broker discount and costs of the offering). As of March 31, 2021, the offering was fully subscribed as we accepted the subscriptions for an aggregate of 474,453,653 shares of common stock for full satisfaction of the entire offering of $2,500,000 (of which we received $2,315,000). We announced the closing of the offering on our Current Report on Form 8-K as filed on February 8, 2021.

On May 11, 2021, our filing of an Offering Circular on Form 1-A, pursuant to Regulation A (File Number: 024-11512) was qualified by the Securities and Exchange Commission. We registered 150,000,000 shares of common stock for maximum proceeds of $7,065,000 (after deducting the maximum broker discount and costs of the offering). Subsequent to March 31, 2021, we issued 5,000,000 shares of common stock to investors for cash proceeds of $250,000 pursuant to the May 2021 Offering Circular.

We finished development of our SafeVchat™ Secure Video Conferencing and PrivacyLoK™ products at the end of 2020 and deployed SafeVchat™ beta testing by some by our clients and individuals through our resellers. SafeVchat™, in management’s estimation, is one of the most secure video conferencing products on the market. PrivacyLoK™ adds security to all video conferencing tools and runs in conjunction with other applications on the same computer. We anticipate, but cannot guarantee, increased revenues from SafeVchat™ and PrivacyLoK™ in 2021 and beyond.

Our executive office is located at 1090 King Georges Post Road, Suite 603, Edison, NJ 08837. Our telephone number is (732) 661-9641. We have 10 employees. Our Company’s website is www.strikeforcetech.com (we are not including the information contained in our website as part of, nor should the information be relied upon or incorporated by reference into, this report on Form 10-Q).

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2020

Revenues for the three months ended March 31, 2021 were $46,000 compared to $60,000 for the three months ended March 31, 2020, a decrease of $14,000 or 23.3%. The decrease in revenues was primarily due to a reduction in the sales of our products with impairments related to the economic consequences of the COVID-19 pandemic. Revenues are derived from software, key fobs and services.

Cost of revenues for the three months ended March 31, 2021 was $3,000 compared to $3,000 for the three months ended March 31, 2020. Cost of revenues are fees and key fobs related to our revenues, and as a percentage of total revenues for the three months ended March 31, 2021 was 6.5% compared to 4.2% for the three months ended March 31, 2020.

Research and development expenses for the three months ended March 31, 2021 were $145,000 compared to $124,000 for the three months ended March 31, 2020, an increase of $21,000 or 16.9%. The increase was primarily due to the increase in salaries and benefits of the personnel conducting research and development. The salaries, benefits and overhead costs of personnel conducting research and development of our software products primarily comprises our research and development expenses.

Compensation, professional fees, and selling, general and administrative (collectively, “SGA”) expenses for the three months ended March 31, 2021 were $5,628,000 compared to $507,000 for the three months ended March 31, 2020, an increase of $5,121,000 or 1,010%. The increase was due primarily to an increase in employee stock-based compensation and professional fees. SG&A expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock options to employees and other general corporate expenses.

For the three months ended March 31, 2021, other expense was $4,216,000 as compared to other expense of $331,000 for the three months ended March 31, 2020, an increase in other expense of $3,885,000, or 1,174%. The increase was primarily due to increases in the loss on extinguishment of debt and financing costs, offset by decreases in private placement costs and debt discount amortization.

Our net loss for the three months ended March 31, 2021 was $9,946,000 compared to $905,000 for the three months ended March 31, 2020, an increase of $9,041,000, or 999%. The increase was primarily due to increases in the loss on extinguishment of debt, in employee stock-based compensation, in professional fees and financing costs, offset by decreases in private placement costs and in debt discount amortization.

Liquidity and Capital Resources

Our total current assets at March 31, 2021 were $856,000, which included cash of $816,000, as compared with $203,000 in total current assets at December 31, 2020, which included cash of $162,000. Additionally, we had a stockholders’ deficit in the amount of $13,231,000 at March 31, 2021 compared to a stockholders’ deficit of $14,342,000 at December 31, 2020. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. We financed our operations during the three months ended March 31, 2021 primarily from the sale of subscriptions for $1,449,000, for the issuance of 38,116,450 shares of our common stock in an offering under Regulation A (from November 2020), and we received the second draw SBA Paycheck Protection assistance loan for $177,000.

Going Concern

We have yet to establish any history of profitable operations. During the three months ended March 31, 2021, the Company incurred a net loss of $9,946,000 and used cash in operating activities of $585,000, and at March 31, 2021, the Company had a stockholders’ deficit of $13,231,000. In addition, we are in default on notes payable and convertible notes payable in the aggregate amount of $3,432,000. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report published on our December 31, 2020 year-end financial statements, and Note 1 in our unaudited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

Reverse Stock Split and Changes in Authorized Shares

In December 2020, a decrease of the authorized shares of our common stock from fourteen billion (14,000,000,000) to four billion (4,000,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to our Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in December 2020.

Cybersecurity Risk Solutions, LLC

On April 15, 2021, StrikeForce formally closed a Member Interest Purchase Agreement in which StrikeForce acquired the entire Member Interests of Cybersecurity Risk Solutions, LLC, a New Jersey limited liability company. Subsequent to March 31, 2021, we issued 500,000 shares of common stock with a fair value of $36,000, for the purchase of Cybersecurity Risk Solutions, LLC. At the date of acquisition, Cybersecurity Risk Solutions, LLC had nominal assets and liabilities, no revenues and limited operating history. Furthermore, the Company also determined that the acquisition did not meet the requirement of a significant acquisition pursuant to the regulations of the Securities and Exchange Commission.

Cybersecurity Risk Solutions, LLC is a cybersecurity firm offering cyber, privacy & data protection services including a personal cyber risk assessment, the industry’s first cyber health score, report and custom action plan, as well as ongoing vulnerability scanning, hack monitoring and dark web intelligence monitoring. For more information, go to https://SecureCyberID.com (which website is expressly not included in this filing). Will Lynch, the prior sole member of Cybersecurity Risk Solutions, LLC was hired by StrikeForce as the Director of Channel Distribution and not as a Named Executive Officer. A Director of Channel Distribution develops, services, and grows relationships with clients. Mr. Lynch will have an annual salary of $100,000 and will also receive 2% net of all Channel sales. Mr. Lynch reports to our Executive Vice President and Marketing Director.

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

The Company’s revenue consists of revenue from sales and support of our software products. Revenue primarily consists of sales of software licenses and subscriptions of our ProtectID®, GuardedID®, MobileTrust®, PrivacyLoK™ and SafeVchat™ products. We recognize revenue from these arrangements ratably over the contractual service period. For service contracts, the Company’s performance obligations are satisfied, and the related revenue is recognized, as services are rendered.

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

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (CFO) of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2021. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the following material weaknesses:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the interim period ended March 31, 2021. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The risk factors required pursuant to Regulation S-K, Item 503(c) are not required for smaller reporting companies. Accordingly, the Company has determined to provide particular risk factors at this time. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition. If any events described in the risk factors actually occur, our business, operating results, prospects and financial condition could be materially harmed. In connection with the forward looking statements that appear in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission on April 13, 2021, you should also carefully review the cautionary statement referred to under “Special Note Regarding Forward Looking Statements.” The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

In addition, we applied for funding pursuant to the Small Business Administration program. The Paycheck Protection Program provides forgivable funding for payroll and related costs as well as some non-payroll costs. We applied for funding and we received (on April 17, 2020) first draw funding in the amount of $313,000 and we received (on March 16, 2021) second draw funding in the amount of $177,000. The Economic Injury Disaster Loan provides low-interest, long-term financing. We applied for funding and received (on May 18, 2020) funding in the amount of $150,000. No assurances can be provided as to the adequacy of the funds received for ongoing operations in 2021 or if additional funding will be subsequently available.

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

An economic recession had set in from the pandemic in 2020 and into 2021. Some companies are not receiving payments and in turn, as a consequence of limited cash flow, are not prepared to purchase our products. COVID-19 has led to some of our customers and potential customers being stricken with the virus causing them to not be able to work for many weeks and therefore causing delays for us in our marketing decisions. This outbreak could decrease spending, adversely affect demand for our products, and harm our business and results of operations. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak or the timing and the degree to which economic recovery will be realized post-pandemic and, consequently, its effects on our business or results of operations, financial condition, or liquidity, at this time. We cannot anticipate the effect that the impairments caused by the COVID-19 pandemic or the degree to which the economy rebounds post-pandemic will have on our fiscal 2021 results, or the effectiveness and distributions of recently announced vaccines and changes to mask mandate policies. We will continue to evaluate the nature and extent of COVID-19’s impact to our business, consolidated results of operations, financial condition and liquidity, and our results presented herein are not necessarily indicative of the results to be expected for future years.

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

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

In January 2021, we sold subscriptions for $1,525,000 and issued 38,116,450 shares of our common stock relating to the November 2020 Offering Circular.

In January 2021, a convertible note holder converted $20,000 of principal and $3,000 of accrued interest/fees into 14,743,589 shares of common stock at a conversion price of $0.00156 per share.

In January 2021, we issued a total of 33,334 shares of restricted common stock, valued at $1,983, to a consultant for services provided relating to a consultant agreement.

In February 2021, we issued 460,829 shares of common stock upon conversion of debt settlement.

In February 2021, we issued a total of 66,000 shares of restricted common stock, valued at $10,263, to a consultant for services provided relating to a consultant agreement.

In February 2021, we issued 17,208,335 shares of common stock upon the cashless exercise of options.

In March 2021, a convertible note holder converted $25,000 of principal and $3,500 of accrued interest/fees into 1,425,000 shares of common stock at a conversion price of $0.02 per share.

In March 2021, we issued a total of 7,500 shares of restricted common stock, valued at $844, relating to a December 2009 retainer agreement with our SEC attorney.

In March 2021, we issued a total of 21,693 shares of restricted common stock, valued at $3,324, to a consultant for services provided relating to a consultant agreement.

In March 2021, we issued 16,931,437 shares of common stock with a fair value of $3,239,000 for financing services rendered and cancellation of warrants to purchase 50,000 shares of common stock that was granted in fiscal 2020. The common shares issued were valued at the date of issuance.

Subsequent issuances:

Subsequent to March 31, 2021, we issued 500,000 shares of common stock with a fair value of $36,000, for the purchase of a complimentary business, Cybersecurity Risk Solutions, LLC.

Subsequent to March 31, 2021, we issued 32,680 shares of common stock for services with a fair value of $2,000.

Subsequent to March 31, 2021, we issued 28,219,063 shares of common stock with a fair value of $3,330,000 in connection with the cancellation of warrants to purchase 83,333 shares of common stock that were granted in fiscal 2019 as part of a financing transaction.

Subsequent to March 31, 2021, we issued 12,349,726 shares of common stock upon a cashless exercise of 13,333,333 warrants.

Subsequent to March 31, 2021, we issued 5,000,000 shares of common stock to investors for cash proceeds of $250,000 pursuant to the May 2021 Offering Circular.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

At March 31, 2021, the Company is in default on notes payable and convertible notes payable in the aggregate amount of $3,432,000.  We have not made various principal and interest payments on many of our debt obligations. We continue to seek work-out arrangements and applicable refinancing with new or revised debt or equity instruments. See Notes 2 and 4 to the condensed consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
1.1	Placement Agreement dated July 7, 2020, by and between StrikeForce Technologies, Inc. and Spencer Clarke LLC (23)
1.2	Addendum to Placement Agreement dated November 11, 2020, by and between StrikeForce Technologies, Inc. and Spencer Clarke LLC (25)
1.3	Addendum to Placement Agreement dated April 20, 2021, by and between StrikeForce Technologies, Inc. and Spencer Clarke LLC (28)
3.1	Amended and Restated Certificate of Incorporation of StrikeForce Technologies, Inc. (1)
3.2	By-laws of StrikeForce Technologies, Inc. (1)
3.3	Amended By-laws of StrikeForce Technologies, Inc. (2)
3.4	Amended By-laws of StrikeForce Technologies, Inc. (3)
3.5	Articles of Amendment of StrikeForce Technologies, Inc. (2)
3.6	Amendments to Articles of Incorporation (6)
3.7	Amendments to Articles of Incorporation (7)
3.8	Registration of Classes of Securities (8)
3.9	Amendments to Articles of Incorporation (9)
3.10	Registration of Classes of Securities (10)
3.11	Amendments to Articles of Incorporation (11)
3.12	Registration of Classes of Securities (12)
3.13	Amendments to Articles of Incorporation (13)
3.14	Amendments to Articles of Incorporation (14)
3.15	Amendments to Articles of Incorporation (15)
3.16	Amendments to Articles of Incorporation (16)
3.17	Amendments to Articles of Incorporation (17)
3.18	Amendments to Articles of Incorporation (18)
3.19	Amendments to Articles of Incorporation (22)
3.20	Amendments to Articles of Incorporation (26)
4.1	Form of Subscription Agreement (25)
4.2	Form of Convertible Promissory Note-Related Party (24)
4.3	Form of Promissory Note-Related Party (24)
10.1	Employment Agreement dated as of May 20, 2003, by and between StrikeForce Technologies, Inc. and Mark L. Kay (1)
10.2	Irrevocable Waiver of Conversion Rights of Mark L. Kay (4)
10.3	Irrevocable Waiver of Conversion Rights of Ramarao Pemmaraju (4)
10.4	Irrevocable Waiver of Conversion Rights of George Waller (4)
10.5	CFO Consultant Agreement with Philip E. Blocker (4)
10.6	2012 Stock Option Plan (5)
10.7	Asset Purchase Agreement between StrikeForce Technologies, Inc. and Cyber Safety, Inc., dated August 24, 2015 (18)
10.8	Amendment to the Asset Purchase Agreement and Distributor and Reseller Agreement between StrikeForce Technologies, Inc. and Cyber Safety, Inc. (19)
10.9	Execution of Litigation Funding Agreement (20)
10.10	BlockSafe Technologies, Inc. Intellectual Property License Agreement (21)
10.11	BlockSafe Technologies, Inc. Management Agreement (21)
10.12	BlockSafe Technologies, Inc. Amended Management Agreement (21)
10.13	Software License and Development Agreement, amendment two, by and between StrikeForce Technologies, Inc. and Intersections, Inc., dated October 1, 2010 (24)
10.14	Form of Settlement and Exchange Agreement (26)
10.15	Cybersecurity Risk Solutions LLC Member Interest Purchase Agreement, dated April 15, 2021 (27)
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (29)
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (29)
32.1

Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (29)

32.2

Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (29)

28

 _________

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

(27) Filed as an exhibit to the Registrant’s Form 8-K dated April 19, 2021 and incorporated herein by reference.

(28) Filed as an exhibit to the Registrant’s Form 1A/A- dated April 26, 2021 and incorporated herein by reference.

(29) Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRIKEFORCE TECHNOLOGIES, INC.

Dated: May 24, 2021	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: May 24, 2021	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and
Principal Accounting Officer

30