Form 10-Q
period 2021-06-30
StrikeForce Technologies Inc.
filed 2021-08-20
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2021

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,’ “accelerated filer,’ “smaller reporting company,’ and “emerging growth company’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 17, 2021
Common stock, $0.0001 par value	893,504,326

Indicate the number of shares outstanding of each of the issuer’s classes of preferred stock, as of the latest practicable date.

Class	Outstanding at August 17, 2021
Preferred stock, Series A, no par value	3

Class	Outstanding at August 17, 2021
Preferred stock, Series B, $0.10 par value	36,667

Transitional Small Business Disclosure Format Yes ☐ No ☒

Documents Incorporated By Reference

None

STRIKEFORCE TECHNOLOGIES, INC.

INDEX TO FORM 10-Q FILING

JUNE 30, 2021

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash (includes VIE balances of $66 and $2,000, respectively)	$1,348,000	$162,000
Accounts receivable, net	11,000	20,000
Prepaid expenses	27,000	21,000

Total current assets	1,386,000	203,000

Property and equipment, net	1,000	2,000
Operating lease right-of-use asset	132,000	157,000
Other assets	13,000	14,000

Total Assets	$1,532,000	$376,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses (includes VIE balances of $2,000 and $3,000, respectively)	$1,034,000	$1,010,000
Convertible notes payable (net of discount of $0 and $14,000, respectively; including $1,438,000 and $1,435,000 in default, respectively)	1,438,000	1,469,000
Convertible notes payable - related parties	268,000	298,000
Notes payable (net of discount of $0 and $52,000, respectively; including $1,969,000 and $2,146,000 in default, respectively) (includes VIE balances of $330,000 and $475,000, respectively)	2,004,000	2,250,000
Notes payable - related parties	693,000	952,000
Accrued interest (including $1,437,000 and $1,448,000 due to related parties, respectively) (includes VIE balances of $113,000 and $109,000, respectively)	5,295,000	5,187,000
Contingent payment obligation	1,500,000	1,500,000
Financing obligation (includes VIE balance of $1,263,000 and $1,263,000, respectively)	1,263,000	1,263,000
Operating lease liability, current portion	39,000	38,000
Derivative liabilities	-	163,000

Total current liabilities	13,534,000	14,130,000

Notes payable, long term portion	327,000	463,000
Operating lease liability, long term portion	99,000	125,000

Total Liabilities	13,960,000	14,718,000

Commitments and Contingencies

Stockholders' Deficit
Series A Preferred stock, no par value; 100 shares authorized; 3 shares issued and outstanding	987,000	987,000
Series B Preferred stock par value $0.10: 100,000,000 shares authorized; 36,667 shares issued and outstanding	4,000	4,000
Preferred stock series not designated par value $0.10: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.0001: 4,000,000,000 shares authorized; 876,169,478 and 718,263,338 shares issued and outstanding, respectively	88,000	72,000
Additional paid-in capital	56,701,000	39,814,000
Accumulated deficit	(69,368,000)	(54,396,000)
Total StrikeForce Technologies, Inc. stockholders' deficit	(11,588,000)	(13,519,000)
Noncontrolling interest in consolidated subsidiary	(840,000)	(823,000)

Total Stockholders' Deficit	(12,428,000)	(14,342,000)

Total Liabilities and Stockholders' Deficit	$1,532,000	$376,000

See accompanying notes to the condensed consolidated financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$67,000	$51,000	$113,000	$111,000

Operating expenses:
Cost of revenue	8,000	7,000	11,000	9,000
Selling, general and administrative expenses	1,820,000	538,000	7,448,000	1,047,000
Research and development	129,000	124,000	274,000	248,000

Total operating expenses	1,957,000	669,000	7,733,000	1,304,000

Loss from operations	(1,890,000)	(618,000)	(7,620,000)	(1,193,000)

Other income (expense):
Interest expense (including $61,000 and $65,000 to related parties, respectively)	(114,000)	(162,000)	(242,000)	(333,000)
Debt discount amortization	(29,000)	(188,000)	(52,000)	(408,000)
Financing costs	(3,330,000)	-	(6,569,000)	-
Private placement costs	-	-	-	(104,000)
Change in fair value of derivative liabilities	-	13,000	(219,000)	212,000
Gain (loss) on extinguishment of debt, net	321,000	(253,000)	(286,000)	(287,000)
Other income (expense)	(1,000)	43,000	(1,000)	43,000

Other income (expense), net	(3,153,000)	(547,000)	(7,369,000)	(877,000)

Net loss	(5,043,000)	(1,165,000)	(14,989,000)	(2,070,000)

Net loss attributable to noncontrolling interest	10,000	12,000	17,000	21,000

Net loss attributable to StrikeForce Technologies, Inc.	$(5,033,000)	$(1,153,000)	$(14,972,000)	$(2,049,000)

Net loss per common share
-Basic and diluted	$(0.01)	$(0.15)	$(0.02)	$(0.29)

Weighted average common shares outstanding
-Basic and diluted	847,638,243	7,811,894	812,551,868	7,058,500

See accompanying notes to the condensed consolidated financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (Unaudited)

Three months ended June 30, 2021

	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at April 1, 2021	3	$987,000	36,667	$4,000	807,277,505	$81,000	$50,862,000	$(64,335,000)	$(830,000)	$(13,231,000)

Common stock issued for cash	-	-	-	-	27,750,000	3,000	1,315,000	-	-	1,318,000

Fair value of common stock issued for services	-	-	-	-	573,184	-	41,000	-	-	41,000

Fair value of vested options	-	-	-	-	-	-	1,157,000	-	-	1,157,000

Fair value of common stock issued as a financing cost	-	-	-	-	28,219,063	3,000	3,327,000			3,330,000

Common stock issued upon cashless exercise of warrants	-	-	-	-	12,349,726	1,000	(1,000)			-

Net loss	-	-	-	-	-	-	-	(5,033,000)	(10,000)	(5,043,000)

Balance at June 30, 2021 (unaudited)	3	$987,000	36,667	$4,000	876,169,478	$88,000	$56,701,000	$(69,368,000)	$(840,000)	$(12,428,000)

Six months ended June 30, 2021

	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at January 1, 2021	3	$987,000	36,667	$4,000	718,263,338	$72,000	$39,814,000	$(54,396,000)	$(823,000)	$(14,342,000)

Common stock issued for cash	-	-	-	-	65,866,450	6,000	2,761,000	-	-	2,767,000

Fair value of common stock issued for services	-	-	-	-	701,711	-	57,000	-	-	57,000

Fair value of vested options	-	-	-	-	-	-	6,387,000	-	-	6,387,000

Fair value of common stock issued as a financing cost	-	-	-	-	45,150,500	5,000	6,564,000	-	-	6,569,000

Common stock issued upon cashless exercise of warrants	-	-	-	-	12,349,726	1,000	(1,000)	-	-	-

Common stock issued upon cashless exercise of options	-	-	-	-	17,208,335	2,000	(2,000)	-	-	-

Common stock issued upon conversion of notes and accrued interest	-	-	-	-	16,168,589	2,000	1,033,000	-	-	1,035,000

Common stock issued upon conversion of debt settlement	-	-	-	-	460,829	-	88,000	-	-	88,000

Net loss	-	-	-	-	-	-	-	(14,972,000)	(17,000)	(14,989,000)

Balance at June 30, 2021 (unaudited)	3	$987,000	36,667	$4,000	876,169,478	$88,000	$56,701,000	$(69,368,000)	$(840,000)	$(12,428,000)

See accompanying notes to the condensed consolidated financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (Unaudited)

Three months ended June 30, 2020

	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at April 1, 2020	3	$987,000	36,667	$4,000	6,751,909	$1,000	$29,758,000	$(45,249,000)	$(786,000)	$(15,285,000)

Fair value of common stock issued for services	-	-	-	-	98,865	-	20,000	-	-	20,000

Fair value of vested options	-	-	-	-	-	-	102,000	-	-	102,000

Common stock issued upon conversion of notes payable and accrued interest	-	-	-	-	2,068,377	-	586,000	-	-	586,000

Common stock issued upon conversion of debt settlement	-	-	-	-	444,459	-	98,000	-	-	98,000

Net loss	-	-	-	-	-	-	-	(1,153,000)	(12,000)	(1,165,000)

Balance at June 30, 2020 (Unaudited)	3	$987,000	36,667	$4,000	9,363,610	$1,000	$30,564,000	$(46,402,000)	$(798,000)	$(15,644,000)

Six months ended June 30, 2020

	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at January 1, 2020	3	$987,000	36,667	$4,000	5,905,388	$1,000	$28,675,000	$(44,353,000)	$(777,000)	$(15,463,000)

Fair value of common stock issued for services	-	-	-	-	98,880	-	20,000	-	-	20,000

Fair value of vested options	-	-	-	-	-	-	216,000	-	-	216,000

Fair value of warrants issued with convertible notes	-	-	-	-	-	-	38,000	-	-	38,000

Common stock issued upon conversion of notes and interest	-	-	-	-	2,914,883	-	1,517,000	-	-	1,517,000

Common stock issued upon conversion of debt settlement	-	-	-	-	444,459	-	98,000	-	-	98,000

Net loss	-	-	-	-	-	-	-	(2,049,000)	(21,000)	(2,070,000)

Balance at June 30, 2020 (Unaudited)	3	$987,000	36,667	$4,000	9,363,610	$1,000	$30,564,000	$(46,402,000)	$(798,000)	$(15,644,000)

See accompanying notes to the condensed consolidated financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2021	June 30, 2020
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(14,989,000)	$(2,070,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,000	4,000
Amortization of discount	52,000	408,000
Amortization of right-of-use asset	25,000	24,000
Fair value of common stock issued for services	57,000	20,000
Fair value of vested options	6,387,000	216,000
Fair value of common stock issued for financing services	6,569,000	26,000
Change in fair value of derivative liabilities	219,000	(212,000)
Private placement costs	-	104,000
Loss on extinguishment of debt	286,000	287,000
Changes in operating assets and liabilities:
Accounts receivable	8,000	(1,000)
Prepaid expenses	(6,000)	(1,000)
Accounts payable and accrued expenses	(1,000)	164,000
Accrued interest	144,000	264,000
Operating lease liability	(25,000)	(23,000)
Net cash used in operating activities	(1,271,000)	(790,000)

Cash flows from financing activities:
Proceeds from sale of common stock	2,767,000	-
Proceeds from convertible notes payable	-	471,000
Proceeds from notes payable	177,000	543,000
Proceeds from notes payable-related parties	-	10,000
Repayment of convertible note payable	-	(43,000)
Repayment of notes payable	(198,000)	(144,000)
Repayment of convertible notes payable-related parties	(30,000)	-
Repayment of notes payable-related parties	(259,000)	-
Net cash provided by financing activities	2,457,000	837,000

Net decrease in cash	1,186,000	47,000

Cash at beginning of the period	162,000	75,000

Cash at end of the period	$1,348,000	$122,000

Supplemental disclosure of cash flow information:
Interest paid	$111,000	$51,000
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing transactions
Fair value of derivative upon issuance of convertible debt recorded as debt discount	$-	$471,000
Common stock issued for conversion of notes and accrued interest	$1,035,000	$1,518,000
Convertible note, accrued interest, and accounts payable assumed by debt settlement obligation	$-	$198,000
Common shares issued upon conversion of debt settlement	$88,000	$98,000
Notes payable and accrued interest exchanged for financing obligation	$-	$684,000
Warrants issued with convertible notes	$-	$38,000

See accompanying notes to the condensed consolidated financial statements.

StrikeForce Technologies, Inc.

Notes to the Condensed Consolidated Financial Statements

Three and six months ended June 30, 2021 and 2020

 (Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies

StrikeForce Technologies, Inc. (the “Company”) is a software development and services company that offers a suite of integrated computer network security products using proprietary technology. The Company’s operations are based in Edison, New Jersey.

Basis of Presentation-Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2021. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2020 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the SEC on April 13, 2021.

The consolidated financial statements include the accounts of the Company and its subsidiary, BlockSafe Technologies, Inc. (“BST”). BST is owned 49% by the Company and 31% by three executive officers of the Company. BST meets the definition of a variable interest entity (“VIE”) and based on the determination that the Company is the primary beneficiary of BST, BST’s operating results, assets and liabilities are consolidated by the Company. Intercompany balances and transactions have been eliminated in consolidation. At June 30, 2021, noncontrolling interests represents 51% of BST that the Company does not directly own. The Company and BST have a management agreement pursuant to which BST shall remit a management fee of $36,000 per month to the Company, and when BST reaches a milestone of $1,000,000 in financing, an additional management fee of $5,000,000 shall be owed to the Company, payable monthly over three years. The management fee is currently eliminated in consolidation. At June 30, 2021 and December 31, 2020, the amount of VIE cash on the accompanying consolidated balance cash can be used only to settle obligations of BST, and the amounts of VIE accounts payable, VIE Notes Payable, VIE Accrued Interest, and VIE Financing Obligation have no recourse to the general credit of the Company.

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

During the six months ended June 30, 2021 and the year ended December 31, 2020, the Company believes the COVID-19 pandemic did impact its operating results. For the year ended December 31, 2020, sales to customers decreased by 73% as compared to the prior year. However, the Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

The Company has been following the recommendations of health authorities to minimize exposure risk for its team members during the pandemic, including the temporary closure of its corporate office and having team members work remotely. During the second quarter of 2021, the Company reopened its corporate office while continuing to adhere to the guidelines issued by health authorities. Many customers and vendors have transitioned to electronic submission of invoices and payments.

Reverse Split

On June 25, 2020, the Company completed a 1:500 reverse stock split of its issued and outstanding shares of common stock and all fractional shares were rounded up. All share and per share amounts have been adjusted retroactively to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the six months ended June 30, 2021, the Company incurred a net loss of $14,989,000 and used cash in operating activities of $1,271,000 and at June 30, 2021, the Company had a stockholders’ deficit of $12,428,000. Also, at June 30, 2021, the Company is in default on notes payable and convertible notes payable in the aggregate amount of $3,407,000. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2020 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At June 30, 2021, the Company had cash on hand in the amount of $1,348,000. Management estimates that the current funds on hand will be sufficient to continue operations through the next nine months. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan. Currently, management is attempting to increase revenues by selling through a channel of distributors, value added resellers, strategic partners and original equipment manufacturers. While the Company believes in the viability of its strategy to increase revenues, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to increase its customer base and realize increased revenues. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

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

Cost of revenue includes direct costs and fees related to the sale of our products.

The following tables present our revenue disaggregated by major product and service lines:

	Three months ended
	June 30, 2021	June 30, 2020
Software	$64,000	$49,000
Service	3,000	2,000
Total revenue	$67,000	$51,000

	Six months ended
	June 30, 2021	June 30, 2020
Software	$109,000	$108,000
Service	4,000	3,000
Total revenue	$113,000	$111,000

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

As of December 31, 2020, the Company’s balance sheet included Level 2 liabilities comprised of the fair value of embedded derivative liabilities of $163,000 (see Note 8).

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

Stock-Based Compensation

The Company periodically issues stock options, warrants, and shares of common stock as share-based compensation to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for such grants issued and vesting based on FASB ASC 718, Compensation - Stock Compensation (Topic 718) whereby the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period. The Company recognizes the fair value of stock-based compensation within its Statements of Operations with classification depending on the nature of the services rendered.

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

	Six months ended
	June 30, 2021	June 30, 2020
Options to purchase common stock	40,633,001	633,000
Warrants to purchase common stock	14,965,221	150,575
Convertible notes	21	8,031,979
Convertible Series B Preferred stock	1,040,756	387,984
Total	56,638,999	9,203,538

Concentrations

For the six months ended June 30, 2021, sales to three customers comprised 39%, 31% and 16% of revenues, respectively. For the six months ended June 30, 2020, sales to two customers comprised 65% and 12% of revenues, respectively. At June 30, 2021, two customers comprised 62% and 12% of accounts receivable, respectively.

The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits. At June 30, 2021, the Company had cash deposits that exceeded the federally insured limit of $250,000 per account. The Company believes that no significant concentration of credit risk exists with respect to its cash balances because of its assessment of the creditworthiness and financial viability of the financial institution.

Segments

The Company operates in one segment for the development and distribution of our software products. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base, single sales team, marketing department, customer service department, operations department, finance and accounting department to support its operations and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying financial statements.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective January 1, 2024, for the Company. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. Management is currently evaluating the effect of the adoption of ASU 2020-06 on the consolidated financial statements, but currently does not believe ASU 2020-06 will have a significant impact on the Company’s accounting for its convertible debt instruments as they are not considered indexed to the Company’s own stock. The effect will largely depend on the composition and terms of the financial instruments at the time of adoption.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. An issuer measures the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange. ASU 2021-04 introduces a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2021-04 is not expected to have a material impact on the Company’s financial statements or disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 2 - Convertible Notes Payable

Convertible notes payable consisted of the following:

	June 30, 2021	December 31, 2020
Secured
(a) DART/Citco Global, in default	$543,000	$543,000

Unsecured
(b) Convertible notes with fixed conversion prices, in default	895,000	895,000
(c) Convertible notes with adjustable conversion prices	-	45,000
Total convertible notes principal outstanding	1,438,000	1,483,000
Debt discount	-	(14,000)
Convertible notes, net of discount	$1,438,000	$1,469,000

___________

(a)

During fiscal 2005, the Company issued notes payable to DART/Citco Global in the aggregate of $543,000. The notes bear interest at an average rate of 7.5% per annum, matured in December 2010, convertible to common shares at a fixed conversion price of $3.25 per share, as adjusted for applicable reverse stock splits, and secured by all of the Company’s assets. In fiscal 2009, the note holders agreed to the forbearance of any interest on the notes payable to DART/Citco Global. In August 2021, the notes were assigned to Aktieselskabet Arbejdernes Landsbank (“AL-Bank”), a financing institution based in Denmark.

At June 30, 2021 and December 31, 2020, the outstanding balance of convertible notes payable amounted to $543,000, respectively and in default.

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

At June 30, 2021 and December 31, 2020, the outstanding balance of convertible notes payable amounted to $895,000, respectively and in default.

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

During the six months ended June 30, 2021, notes payable totaling $45,000 plus unpaid interest and fees of $4,000, for a total of $49,000, were converted into 16,168,589 shares of the Company’s common stock with a fair value of $1,035,000. The Company followed the general extinguishment model to record the conversion and settlement of the debt. Notes payable, accrued interest and fees converted totaled $49,000, the related unamortized debt discount totaled ($14,000), and the derivative liability related to the conversion option of these notes, after final valuation, amounted to $382,000. The fair value of the common shares issued amounted to $1,035,000 and the difference between the total debt settled and fair value of the common shares issued amounted to $618,000 and was recorded as loss on extinguishment of debt.

At June 30, 2021, the Company had no more convertible notes with adjustable conversion prices outstanding.

Note 3 - Convertible Notes Payable - Related Parties

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

During the six months ended June 30, 2021, notes payable aggregating $30,000 were repaid. At June 30, 2021, the balance of convertible notes payable-related parties totaled $268,000.

Note 4 - Notes Payable

Notes payable consisted of the following:

	June 30, 2021	December 31, 2020
Unsecured notes
(a) Notes payable-in default	$1,639,000	$1,699,000
(b) Notes payable issued by BST-in default	330,000	475,000
(c) Note payable-PPP loans	177,000	313,000
(d) Note payable-EID loan	150,000	150,000

Secured notes payable
(e) Notes payable	35,000	128,000
Total notes payable principal outstanding	2,331,000	2,765,000
Debt discount	-	(52,000)
Less current portion of notes payable, net of discount	(2,004,000)	(2,250,000)
Long term notes payable	$327,000	$463,000

(a)

In previous years, the Company issued notes payable in exchange for cash. The notes are unsecured, bear interest at a rate of 8% through 14% per annum and matured starting in fiscal 2011 up to November 2021. As of December 31, 2020, the outstanding balance of these notes payable amounted to $1,699,000 and unamortized debt discount of $52,000.

During the six months ended June 30, 2021, $60,000 of the notes were paid and the Company amortized the debt discount of $52,000. At June 30, 2021, the outstanding balance of the notes payable was $1,639,000 and deemed in default.

(b)

In fiscal 2018, the Company’s consolidated subsidiary BlockSafe, issued promissory notes in exchange for cash. The notes are unsecured, bearing interest at a rate of 8% per annum, and matured in September 2019. At December 31, 2020, the outstanding balance of the notes payable amounted to $475,000.

During the six months ended June 30, 2021, $45,000 of the notes were paid, and a note holder agreed to exchange $100,000 of notes payable for 460,829 shares of the Company’s common stock with a fair value of $88,000 (see Note 10). As a result, the Company recognized a gain on extinguishment of debt of $12,000 to account the difference between the note payable settled and fair value of the common stock issued.

At June 30, 2021, the outstanding balance of the notes payable amounted to $330,000 and are deemed in default.

(c)

On April 7, 2020, the Company was granted a loan (the “PPP loan”) of $313,000, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The PPP loan matures on April 7, 2022, bears interest at a rate of 1% per annum, with the first six months of interest deferred, is payable monthly commencing on October 2020, and was unsecured and guaranteed by the U.S. Small Business Administration (“SBA”). The loan term may be extended to April 7, 2025, if mutually agreed to by the Company and lender. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP loan may only be used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, qualifying group health care benefits, qualifying rent and debt obligations, and qualifying utilities. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. As of December 31, 2020, outstanding balance of the PPP loan amounted to $313,000.

In March 2021, the Company obtained a similar PPP loan of $177,000.

In June 2021, the April 2020 PPP loan of $313,000 was forgiven by the SBA. Pursuant to ASC 470, Debt, the Company recorded a gain of $317,000 to extinguish the PPP loan and accrued interest of $4,000.

As of June 30, 2021, outstanding balance of the PPP loan amounted to $177,000. The Company intends to apply for forgiveness of the PPP loan with respect to these qualifying expenses, however, the Company cannot assure that such forgiveness of any portion of the PPP loan will occur. As for the potential loan forgiveness, once the PPP loan is, in part or wholly, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The Company was in compliance with the terms of the PPP loan as of June 30, 2020.

(d)

On May 15, 2020, the Company received a $150,000 loan (the “EID Loan”) from the SBA under the SBA’s Economic Injury Disaster Loan program. The EID Loan has a thirty-year term and bears interest at a rate of 3.75% per annum. Monthly principal and interest payments of $0.7 per month are deferred for twelve months and commenced in June 2021. The EID Loan may be prepaid at any time prior to maturity with no prepayment penalties. The proceeds from the EID Loan must be used for working capital. The EID Loan contains customary events of default and other provisions customary for a loan of this type. The Company was in compliance with the terms of the EID loan as of June 30, 2021.

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

During the six months ended June 30, 2021, the Company made principal payments of $93,000.

At June 30, 2021, the outstanding balance of the secured notes payable was $35,000. One note for $5,000 was due in July 2020 and is past due. The Company and the note holders are in negotiations to extend the due date of the note.

Note 5 - Notes Payable - Related Parties

Notes payable-related parties notes represent notes payable to the Company’s Chief Executive Officer ranging in interest rates of 0% per annum to 10% per annum. The notes are unsecured and the outstanding balance of these notes payable at December 31, 2020 amounted to $952,000.

During the six months ended June 30, 2021, the Company made payments of $259,000.

At June 30, 2021, the balance of notes payable-related parties totaled $693,000 which are all due to the Company’s Chief Executive Officer. The notes are due on December 31, 2021.

Note 6 - Financing Obligation

The Company is in the process of developing Coins or Tokens which are an envisioned virtual currency. In fiscal 2018, the Company’s consolidated subsidiary BlockSafe (BST), issued promissory notes to unrelated parties aggregating $776,000. As part of issuance, the Company agreed to pay a financing obligation to the note holders equal to the note principal in tokens, as defined, to be issued by BlockSafe. In addition, the Company also agreed to issue tokens to an unrelated party in exchange for cash of $50,000. .

During the year ended December 31, 2019, BlockSafe agreed to issue tokens to unrelated parties in exchange for cash of $122,000. In addition, certain note holders of promissory notes issued by BlockSafe agreed to exchange $315,000 of outstanding principal and accrued interest into the financing obligation to be paid by tokens to be issued by BlockSafe.

At June 30, 2021 and December 31, 2020, the outstanding balance of financing obligations amounted to $1,263,000, respectively, to be paid in tokens, as defined. At June 30, 2021 and through the date of filing, BST has not developed or issued any tokens and there is no assurance as to whether, or at what amount, or on what terms, tokens will be available to be issued, if ever. At June 30, 2021, as the tokens do not exist, and any amounts received for tokens are not considered equity or revenue, management determined that 100% of the obligation of $1,263,000 is a liability to be settled by BST, through the issuance of tokens, or through other means if tokens are never issued.

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

At June 30, 2021 and December 31, 2020, the Company has reflected the $1,500,000 received from the Funders as a contingent payment obligation to be paid only if claim proceeds are recovered.

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

During the six months ended June 30, 2021, the corresponding convertible notes payable were converted to equity (see Note 2 and 10). Pursuant to current accounting guidelines, the Company determined the fair value of the derivative liability one last time which amounted to $382,000 and as a result, the Company recorded a change in fair value of $219,000. The Company also extinguished the derivative liability of $382,000 as part of loss on debt extinguishment in accordance with current accounting guidelines. At June 30, 2021, the Company has no more instruments accounted as derivative liabilities.

The fair value of the embedded derivative was determined using the following average assumptions:

	January 2021 to June 2021	December 31, 2020
Conversion feature:
Risk-free interest rate	0.08%	0.09%
Expected volatility	424%	495%-691%
Expected life (in years)	0.41 year	0.25 to 0.57 year
Expected dividend yield	-	-

Fair Value:
Conversion feature	$382,000	$163,000

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

The following table sets forth a summary of the changes in the estimated fair value of our embedded derivative during the six months ended June 30, 2021 and 2020:

	Six months ended June 30, 2021	Six months ended June 30, 2020
Fair value at beginning of period	$163,000	$1,516,000
Recognition of derivative liabilities upon initial valuation	-	535,000
Extinguishment of derivative liabilities	(382,000)	(855,000)
Net change in the fair value of derivative liabilities	219,000	(212,000)
Fair value at end of period	$-	$984,000

Note 9 - Operating Lease

In January 2019, the Company entered into a noncancelable operating lease for its headquarters office requiring payments of approximately $4,000 per month, payments increasing 3% each year, and ending on January 31, 2024. We determine if an arrangement is a lease at inception. Lease assets are presented as operating lease right-of-use assets and the related liabilities are presented as lease liabilities in our consolidated balance sheets pursuant to ASC 842, Leases.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Six months ended June 30, 2021	Six months ended June 30, 2020
Lease Cost
Operating lease cost (included in general and administration in the Company’s statement of operations)	$28,000	$28,000

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2021 and 2020	$25,000	$27,000
Weighted average remaining lease term - operating leases (in years)	2.6	3.8
Average discount rate - operating leases	10.0%	10.0%

The supplemental balance sheet information related to leases for the period is as follows:

At June 30, 2021
Operating leases
Long-term right-of-use assets	$132,000

Short-term operating lease liabilities	$39,000
Long-term operating lease liabilities	99,000
Total operating lease liabilities	$138,000

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
2021 (remaining 6 months)	28,000
2022	58,000
2023	59,000
2024	5,000
Total lease payments	150,000
Less: Imputed interest/present value discount	(13,000)
Present value of lease liabilities	$137,000

Lease expenses were $28,000 and $28,000 during the six months ended June 30, 2021 and 2020, respectively.

Note 10 - Stockholders’ Deficit

Common Stock

During the six months ended June 30, 2021, the Company issued an aggregate of 157,906,140 shares of its common stock as follows:

•

During the period ended June 30, 2021, pursuant to our offering under Regulation A, the Company issued 65,866,450 shares of common stock in exchange for cash of $2,767,000, net of direct fees and commission.

•

The Company issued 701,711 shares of its common stock for services, with a fair value of $57,000. The common shares were valued at the respective date of issuances. Included in this issuance was 500,000 shares of common stock with a fair value of $36,000, for the purchase of a complimentary business, Cybersecurity Risk Solutions, LLC. At the date of acquisition, Cybersecurity Risk Solutions, LLC had nominal assets and liabilities, no revenues and limited operating history. Furthermore, the Company also determined that the acquisition did not meet the requirement of a significant acquisition pursuant to the regulations of the Securities and Exchange Commission.

•	The Company issued 16,168,589 shares of common stock upon conversion of convertible notes payable and accrued interest (see Note 2).

•	The Company issued 460,829 shares of common stock upon conversion of debt settlement (see Note 4).

Warrants

The table below summarizes the Company’s warrant activities for the six months ended June 30, 2021:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, January 1, 2021	27,405,475	$0.0045-2.90	$0.013132
Granted	-	-	-
Canceled/Expired	(90,909)	-	-
Exercised	(13,333,333)	-	-
Balance outstanding, June 30, 2021	13,981,234	$0.0045-2.90	$0.013132

Balance exercisable, June 30, 2021	13,981,234	$0.0045-2.90	$0.013132

During the six months ended June 30, 2021, pursuant to the terms of the warrant grant, 13,333,333 warrant shares were exercised on a cashless basis in exchange for 12,349,726 shares of common stock. In addition, 90,909 warrant shares granted to a financing entity in fiscals 2019 and 2020 as part of a financing transaction was exercised. As a result of the exercise, the Company issued 45,150,500 shares of common stock with a fair value of $6,569,000. The common shares issued were valued at the date of issuance and recorded as a finance cost.

At June 30, 2021, intrinsic value of the warrants amounted to $586,000.

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2021:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.0045	13,349,242	4.00	$0.0045

$0.085	588,235	4.00	$0.085

$0.75	26,515	3.00	$0.75

$2.90	17,242	3.00	$2.90

$0.0045 - $2.90	13,981,234	4.00	$0.013132

Note 11 - Stock Options

The table below summarizes the Company’s stock option activities for the six months ended June 30, 2021:

	Number of Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, January 1, 2021	58,133,001	$0.005-1,121,250,000	$0.03704

Granted	-	-	-
Exercised	(17,500,000)	$0.005	$0.005
Expired	-	-	-
Balance outstanding, June 30, 2021	40,633,001	$0.005-1,121,250,000	$0.05084
Balance exercisable, June 30, 2021	40,633,001	$0.005-1,121,250,000	$0.05084

At June 30, 2021, the intrinsic value of outstanding options was $1,940,000.

In February 2021, 12,250,000 unvested options granted in fiscal 2020 were modified and such options became fully vested. Pursuant to current accounting guidelines, the Company remeasured the fair value of these options and determined their fair value to be $3,675,000 and was recorded as stock compensation expense.

During the period ended June 30, 2021, the Company recorded additional stock compensation expense of $2,712,000 to account for options granted in the prior year that vested. In addition, the Company also issued 17,208,335 shares of the Company’s common stock upon cashless exercise of 17,500,000 options.

The following table summarizes information concerning the Company’s stock options as of June 30, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$1,121,250,000	1	2	$1,121,250,000	1	2	$1,121,250,000
$0.005	40,000,000	10	$0.005	40,000,000	10	$0.005
$2.85	126,000	7	$2.85	126,000	7	$2.85
$2.05	115,000	9	$2.05	115,000	9	$2.05
$3.125	392,000	6	$3.125	392,000	6	$3.125
$0.0041 - 975,000,000	40,633,001	6.8	$0.05084	40,633,001	6.8	$0.05084

Note 12 - Subsequent Events

Subsequent to June 30, 2021, the Company issued 77,155 shares of common stock for services with a fair value of $4,000.

Subsequent to June 30, 2021, the Company issued 13,557,693 shares of common stock upon cashless exercise of 15,000,000 options.

Subsequent to June 30, 2021, the Company issued 3,700,000 shares of its common stock to investors for cash proceeds of $176,000, net of fees and commission, pursuant to the May 2021 registered Offering Circular.

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

Such risks include, among others, the following: international, national and local general economic and market conditions: our ability to sustain, manage or forecast our growth; material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the implications and consequences of the COVID-19 pandemic on our business and on our clients’ business and on the effectiveness and distributions of recently announced vaccines, domestically and internationally to limit the impact of COVID-19, and changes to mask mandate policies; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this filing.

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

Background

We are a software development and services company that offers a suite of integrated computer network security products using proprietary technology. Our ongoing strategy is developing and marketing our suite of network security products to the corporate, financial, healthcare, legal, government, technology, insurance, e-commerce and consumer sectors. We plan to continue to grow our business primarily through our expanding sales channel and internally generated sales, rather than by acquisitions. We hold a 49% interest in BlockSafe Technologies, Inc., and, as of April 2021 of this quarter, we hold a 100% interest in Cybersecurity Risk Solutions, LLC.

In March 2020, the World Health Organization declared the spread of COVID-19 a pandemic. This outbreak continues to spread throughout the U.S. and around the world. As a result, authorities continue to implement numerous measures to try to contain the virus, including restrictions on travel, quarantines, shelter-in-place orders, business restrictions and complete shutdowns. We are not considered an “essential business” due to the industries and customers we serve. As of, and subsequent to, June 30, 2021, we have been following the recommendations of the CDC and state/local health authorities to minimize exposure risk for our team members during the pandemic, including the temporary closure of our corporate office and having our team members work remotely. During the second quarter of 2021, we reopened our corporate office while continuing to adhere to the guidelines issued by health authorities. Many customers and vendors have transitioned to electronic submission of invoices and payments. The COVID-19 pandemic has resulted in longer response times from potential new customers and certain existing customers. We cannot anticipate the effect that the impairments caused by the COVID-19 pandemic will have on our fiscal 2021 results, or the effectiveness and distributions of vaccines and their distribution in 2021 and changes to mask mandate policies. The pandemic has significantly impacted the economic conditions both in the United States and worldwide, with accelerated effects through the date of this Quarterly Report, as federal, state and local governments react to the public health crisis, creating significant uncertainties in both the worldwide and the United States economies. The situation is rapidly changing, including the onset of the current fourth wave of the virus caused by the Delta variant and the possibility of other variants over time, and additional impacts to our business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which, the conditions surrounding COVID-19 will change including the timing of lifting any restrictions or office closure requirements. We will continue to evaluate the nature and extent of COVID-19’s impact to our business, consolidated results of operations, financial condition and liquidity, and our results presented herein are not necessarily indicative of the results to be expected for future periods in 2021 or beyond.

Management believes that cyber security is a growing requirement as the pandemic continues and more people are working remotely as well as using digital forms on a regular basis. Consequently, the market demand, in our estimation, is increasing. However, our Company is also experiencing the impact of the pandemic. Currently our management has limited business operating from our office location and this impedes our ability to take full advantage of the increasing market demand. Many of our current clients have experienced a dramatic slowdown in their business, limiting their ability to have the resources to pay for our services. We still produce revenues and we anticipate, but cannot guarantee, our video conferencing tool, SafeVchat™, which provides authentication and security (using our existing products), will have gained acceptance in the market. Currently, we have companies doing beta testing. During the six months ended June 30, 2021, we earned revenues of $36,000 from SafeVchat™ and PrivacyLoK™ and overall revenues of $113,000. We believe, but cannot guarantee, that our sales, partly as a consequence of the new work environment created by the pandemic and the need for our products, will significantly increase in the remainder of 2021 and continue that substantial growth into 2022.

On November 13, 2020, our filing of an Offering Circular on Form 1-A, pursuant to Regulation A (File Number: 024-11267) was qualified by the Securities and Exchange Commission. We registered 668,449,198 shares of common stock for maximum proceeds of $2,315,000 (after deducting the maximum broker discount and costs of the offering). As of June 30, 2021, the offering was fully subscribed as we accepted the subscriptions for an aggregate of 474,453,653 shares of common stock for full satisfaction of the entire offering of $2,500,000 (of which we received $2,315,000). We announced the closing of the offering on our Current Report on Form 8-K as filed on February 8, 2021.

On May 11, 2021, our filing of an Offering Circular on Form 1-A, pursuant to Regulation A (File Number: 024-11512) was qualified by the Securities and Exchange Commission. We registered 150,000,000 shares of common stock for maximum proceeds of $7,065,000 (after deducting the maximum broker discount and costs of the offering). During the six months ended June 30, 2021, we issued 27,750,000 shares of common stock to investors for cash proceeds of $1,318,000, net of fees and commission, pursuant to the May 2021 Offering Circular. Subsequent to June 30, 2021, we issued 3,700,000 shares of common stock to investors for cash proceeds of $176,000, net of fees and commission, pursuant to the May 2021 Offering Circular.

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

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2021 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2020

Revenues for the three months ended June 30, 2021 were $67,000 compared to $51,000 for the three months ended June 30, 2020, an increase of $16,000 or 31.4%. The increase in revenues was primarily due to revenues relating to our SafeVchat™ product, despite the impairments related to the economic consequences of the COVID-19 pandemic. Revenues are derived from software, key fobs and services.

Cost of revenues for the three months ended June 30, 2021 was $8,000 compared to $7,000 for the three months ended June 30, 2020, an increase of $1,000 or 14.3%. Cost of revenues are fees and key fobs related to our revenues, and as a percentage of total revenues for the three months ended June 30, 2021 was 11.9% compared to 12.8% for the three months ended June 30, 2020.

Research and development expenses for the three months ended June 30, 2021 were $129,000 compared to $124,000 for the three months ended June 30, 2020, an increase of $5,000 or 4.8%. The increase was primarily due to the increase in salaries and benefits of the personnel conducting research and development. The salaries, benefits and overhead costs of personnel conducting research and development of our software products primarily comprises our research and development expenses.

Compensation, professional fees, and selling, general and administrative (collectively, “SGA”) expenses for the three months ended June 30, 2021 were $1,820,000 compared to $538,000 for the three months ended June 30, 2020, an increase of $1,282,000 or 238%. The increase was due primarily to an increase in employee stock-based compensation and professional fees. SG&A expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock options to employees and other general corporate expenses.

For the three months ended June 30, 2021, other expense was $3,153,000 as compared to other expense of $547,000 for the three months ended June 30, 2020, an increase in other expense of $2,606,000, or 476%. The increase was primarily due to increases in financing costs, offset by decreases in debt discount amortization.

Our net loss for the three months ended June 30, 2021 was $5,043,000 compared to $1,165,000 for the three months ended June 30, 2020, an increase of $3,878,000, or 333%. The increase was primarily due to increases in employee stock-based compensation, professional fees and financing costs, offset by decreases in debt discount amortization.

FOR THE SIX MONTHS ENDED JUNE 30, 2021 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2020

Revenues for the six months ended June 30, 2021 were $113,000 compared to $111,000 for the six months ended June 30, 2020, an increase of $2,000 or 1.8%. The increase in revenues was primarily due to revenues relating to our SafeVchat™ product, despite the impairments related to the economic consequences of the COVID-19 pandemic. Revenues are derived from software, key fobs and services.

Cost of revenues for the six months ended June 30, 2021 was $11,000 compared to $9,000 for the six months ended June 30, 2020. Cost of revenues are fees and key fobs related to our revenues, and as a percentage of total revenues for the six months ended June 30, 2021 was 9.7% compared to 8.1% for the six months ended June 30, 2020.

Research and development expenses for the six months ended June 30, 2021 were $274,000 compared to $248,000 for the six months ended June 30, 2020, an increase of $26,000 or 10.5%. The increase was primarily due to the increase in salaries and benefits of the personnel conducting research and development. The salaries, benefits and overhead costs of personnel conducting research and development of our software products primarily comprises our research and development expenses.

Compensation, professional fees, and selling, general and administrative (collectively, “SGA”) expenses for the six months ended June 30, 2021 were $7,448,000 compared to $1,047,000 for the six months ended June 30, 2020, an increase of $6,401,000 or 611%. The increase was due primarily to an increase in employee stock-based compensation and professional fees. SG&A expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock options to employees and other general corporate expenses.

For the six months ended June 30, 2021, other expense was $7,369,000 as compared to other expense of $877,000 for the six months ended June 30, 2020, an increase in other expense of $6,492,000, or 740%. The increase was primarily due to increases in financing costs, offset by decreases in private placement costs and debt discount amortization.

Our net loss for the six months ended June 30, 2021 was $14,989,000 compared to $2,070,000 for the six months ended June 30, 2020, an increase of $12,919,000, or 624%. The increase was primarily due to increases in employee stock-based compensation, professional fees and financing costs, offset by decreases in private placement costs and in debt discount amortization.

Liquidity and Capital Resources

Our total current assets at June 30, 2021 were $1,386,000, which included cash of $1,348,000, as compared with $203,000 in total current assets at December 31, 2020, which included cash of $162,000. Additionally, we had a stockholders’ deficit in the amount of $12,428,000 at June 30, 2021 compared to a stockholders’ deficit of $14,342,000 at December 31, 2020. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. We financed our operations during the six months ended June 30, 2021 primarily from the sale of common shares for cash for net proceeds of $2,767,000 under the offering pursuant to Regulation A , and we received the second draw SBA Paycheck Protection assistance loan for $177,000.

Concentrations

For the six months ended June 30, 2021, sales to three customers comprised 39%, 31% and 16% of revenues, respectively. For the six months ended June 30, 2020, sales to two customers comprised 65% and 12% of revenues, respectively. At June 30, 2021, two customers comprised 62% and 12% of accounts receivable, respectively.

Going Concern

We have yet to establish any history of profitable operations. During the six months ended June 30, 2021, the Company incurred a net loss of $14,989,000 and used cash in operating activities of $1,271,000, and at June 30, 2021, the Company had a stockholders’ deficit of $12,428,000. In addition, we are in default on notes payable and convertible notes payable in the aggregate amount of $3,407,000. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report published on our December 31, 2020 year-end financial statements, and Note 1 in our unaudited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

On June 25, 2020, we completed a 1:500 reverse stock split of our issued and outstanding shares of common stock and all fractional shares were rounded up. All share and per share amounts have been adjusted retroactively to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

Cybersecurity Risk Solutions, LLC

On April 15, 2021, StrikeForce formally closed a Member Interest Purchase Agreement in which StrikeForce acquired the entire Member Interests of Cybersecurity Risk Solutions, LLC, a New Jersey limited liability company. In April 2021, we issued 500,000 shares of common stock with a fair value of $36,000, for the purchase of Cybersecurity Risk Solutions, LLC. At the date of acquisition, Cybersecurity Risk Solutions, LLC had nominal assets and liabilities, no revenues and limited operating history. Furthermore, the Company also determined that the acquisition did not meet the requirement of a significant acquisition pursuant to the regulations of the Securities and Exchange Commission.

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

Share-Based Payments

The Company periodically issues stock options, warrants, and shares of common stock as share-based compensation to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for such grants issued and vesting based on FASB ASC 718, Compensation - Stock Compensation (Topic 718) whereby the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period. The Company recognizes the fair value of stock-based compensation within its Statements of Operations with classification depending on the nature of the services rendered.

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

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (CFO) of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2021. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the following material weaknesses:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the interim period ended June 30, 2021. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

In addition, we applied for funding pursuant to the Small Business Administration program. The Paycheck Protection Program provides forgivable funding for payroll and related costs as well as some non-payroll costs. We applied for funding and we received (on April 17, 2020) first draw funding in the amount of $313,000 (fully forgiven on June 10, 2021) and we received (on March 16, 2021) second draw funding in the amount of $177,000. The Economic Injury Disaster Loan provides low-interest, long-term financing. We previously applied for funding and received (on May 18, 2020) funding in the amount of $150,000. No assurances can be provided as to the adequacy of the funds received for ongoing operations in 2021 or if additional funding will be subsequently available.

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

The economic conditions arising from the pandemic have resulted in an economy that is volatile and unpredictable. Some companies are experiencing reduced revenues and in turn, as a consequence of limited cash flow, are not prepared to purchase our products. COVID-19 has led to some of our customers and potential customers being stricken with the virus causing them to not be able to work for many weeks and therefore causing delays for us in our marketing decisions. This outbreak could decrease spending, adversely affect demand for our products, and harm our business and results of operations. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak or the timing and the degree to which economic recovery will be realized post-pandemic and, consequently, its effects on our business or results of operations, financial condition, or liquidity, at this time. We cannot anticipate the effect that the impairments caused by the COVID-19 pandemic or the degree to which the economy rebounds post-pandemic will have on the last quarters of 2021 and into 2022 results, or the effectiveness and distributions of recently announced vaccines, changes to mask mandate policies, and impact of the Delta variant and other possible future variants. We will continue to evaluate the nature and extent of COVID-19’s impact to our business, consolidated results of operations, financial condition and liquidity, and our results presented herein are not necessarily indicative of the results to be expected for future years.

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

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

In April 2021, we issued a total of 32,680 shares of restricted common stock, valued at $2,000, to a consultant for services provided relating to a consultant agreement.

In April 2021, we issued 500,000 shares of common stock with a fair value of $36,000, for the purchase of a complimentary business, Cybersecurity Risk Solutions, LLC.

In April 2021, we issued 28,219,063 shares of common stock with a fair value of $3,308,000 for financing services rendered and cancellation of warrants to purchase 56,438 shares of common stock that was granted in fiscal 2019. The common shares issued were valued at the date of issuance.

In May 2021, we sold subscriptions for $679,000, net of fees and commission, and issued 14,300,000 shares of our common stock relating to the May 2021 registered Offering Circular.

In May 2021, we issued a total of 33,004 shares of restricted common stock, valued at $2,000, to a consultant for services provided relating to a consultant agreement.

In May 2021, we issued 12,349,726 shares of common stock with a fair value of $800,000 for financing services rendered and cancellation of warrants to purchase 12,349,726 shares of common stock that was granted in fiscal 2020. The common shares issued were valued at the date of issuance.

In June 2021, we sold subscriptions for $639,000, net of fees and commission, and issued 13,450,000 shares of our common stock relating to the May 2021 registered Offering Circular.

In June 2021, we issued a total of 7,500 shares of restricted common stock, valued at $450, relating to a December 2009 retainer agreement with our SEC attorney.

Subsequent issuances:

Subsequent to June 30, 2021, we issued 77,155 shares of common stock for services with a fair value of $4,000.

Subsequent to June 30, 2021, we issued 13,557,693 shares of common stock upon cashless exercise of 15,000,000 options.

Subsequent to June 30, 2021, we issued 3,700,000 shares of its common stock to investors for cash proceeds of $176,000, net of fees and commission, pursuant to the May 2021 registered Offering Circular.

The above offerings, apart from the offerings registered pursuant to the Securities Act of 1933, were made in reliance upon the exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933 and/or Section 4(2) of the Securities Act of 1933, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933 and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) where applicable, the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act of 1933, and agreed to transfer such securities only in a transaction registered under the Securities Act of 1933 or exempt from registration under the Securities Act; and (e) where applicable, a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act of 1933 or transferred in a transaction exempt from registration under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

At June 30, 2021, the Company is in default on notes payable and convertible notes payable in the aggregate amount of $3,407,000.  We have not made various principal and interest payments on many of our debt obligations. We continue to seek work-out arrangements and applicable refinancing with new or revised debt or equity instruments. See Notes 2 and 4 to the condensed consolidated financial statements.

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

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document). (29)
101.SCH	Inline XBRL Taxonomy Extension Schema Document. (29)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (29)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (29)
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document. (29)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (29)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101). (29)

30

________________

(1)	Filed as an exhibit to the Registrant’s Form SB-2 dated as of May 11, 2005 and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Form 8-K dated February 4, 2011 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant's Form 10-Q dated December 13, 2010 and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Form S-1/A dated July 31, 2012 and incorporated herein by reference.
(5)	Filed in conjunction with the Registrant’s Form 14A filed October 5, 2012 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Form 8-K dated February 5, 2013 and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Form 8-K dated May 14, 2013 and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Form 8-A dated July 29, 2013 and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Form 8-K dated August 22, 2013 and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Form 8-A dated October 3, 2013 and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Form 8-K dated October 3, 2013 and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant’s Form 8-A dated December 31, 2013 and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s Form 8-K dated December 31, 2013 and incorporated herein by reference.
(14)	Filed as an exhibit to the Registrant’s Form 8-K dated March 18, 2014 and incorporated herein by reference.
(15)	Filed as an exhibit to the Registrant’s Form 8-K dated December 22, 2014 and incorporated herein by reference.
(16)	Filed as an exhibit to the Registrant’s Form 8-K dated February 13, 2015 and incorporated herein by reference.
(17)	Filed as an exhibit to the Registrant’s Form 8-K dated August 4, 2015 and incorporated herein by reference.
(18)	Filed as an exhibit to the Registrant’s Form 8-K dated August 24, 2015 and incorporated herein by reference.
(19)	Filed as an exhibit to the Registrant’s Form 8-K dated February 2, 2016 and incorporated herein by reference.
(20)	Filed as an exhibit to the Registrant’s Form 8-K dated September 11, 2017 and incorporated herein by reference.
(21)	Filed as an exhibit to the Registrant’s Form 10-Q dated June 30, 2018 and incorporated herein by reference.
(22)	Filed as an exhibit to the Registrant’s Form 8-K dated June 25, 2020 and incorporated herein by reference.
(23)	Filed as an exhibit to the Registrant’s Form 1-A dated July 13, 2020 and incorporated herein by reference.
(24)	Filed as an exhibit to the Registrant’s Form 1-A.1 dated September 11, 2020 and incorporated herein by reference.
(25)	Filed as an exhibit to the Registrant’s Form 1-A.1 dated November 12, 2020 and incorporated herein by reference.
(26)	Filed as an exhibit to the Registrant’s Form 8-K dated February 8, 2021 and incorporated herein by reference.
(27)	Filed as an exhibit to the Registrant’s Form 8-K dated April 19, 2021 and incorporated herein by reference.
(28)	Filed as an exhibit to the Registrant’s Form 1A/A- dated April 26, 2021 and incorporated herein by reference.
(29)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRIKEFORCE TECHNOLOGIES, INC.

Dated: August 20, 2021	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: August 20, 2021	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and
Principal Accounting Officer

32