Form 10-Q
period 2021-09-30
StrikeForce Technologies Inc.
filed 2021-11-22
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 16, 2021
Common stock, $0.0001 par value	952,920,792

Indicate the number of shares outstanding of each of the issuer’s classes of preferred stock, as of the latest practicable date.

Class	Outstanding at November 16, 2021
Preferred stock, Series A, no par value	3

Class	Outstanding at November 16, 2021
Preferred stock, Series B, $0.10 par value	36,667

Transitional Small Business Disclosure Format Yes ☐    No ☒

Documents Incorporated By Reference

None

STRIKEFORCE TECHNOLOGIES, INC.

INDEX TO FORM 10-Q FILING

SEPTEMBER 30, 2021

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash (includes VIE balances of $2,000 and $2,000, respectively)	$3,180,000	$162,000
Accounts receivable, net	12,000	20,000
Prepaid expenses	11,000	21,000

Total current assets	3,203,000	203,000

Property and equipment, net	-	2,000
Operating lease right-of-use asset	120,000	157,000
Other assets	13,000	14,000

Total Assets	$3,336,000	$376,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses (includes VIE balances of $5,000 and $3,000, respectively)	$1,029,000	$1,010,000
Convertible notes payable (net of discount of $0 and $14,000, respectively; including $1,438,000 and $1,435,000 in default, respectively)	1,438,000	1,469,000
Convertible notes payable - related parties	268,000	298,000
Notes payable (net of discount of $0 and $52,000, respectively; including $1,979,000 and $2,146,000 in default, respectively) (includes VIE balances of $310,000 and $475,000, respectively)	1,978,000	2,250,000
Notes payable - related parties	693,000	952,000
Accrued interest (including $1,467,000 and $1,448,000 due to related parties, respectively) (includes VIE balances of $114,000 and $109,000, respectively)	5,383,000	5,187,000
Contingent payment obligation	1,500,000	1,500,000
Financing obligation (includes VIE balance of $1,263,000 and $1,263,000, respectively)	1,263,000	1,263,000
Operating lease liability, current portion	39,000	38,000
Derivative liabilities	-	163,000

Total current liabilities	13,591,000	14,130,000

Notes payable, long term portion	327,000	463,000
Operating lease liability, long term portion	86,000	125,000

Total Liabilities	14,004,000	14,718,000

Commitments and Contingencies

Stockholders' Deficit
Series A Preferred stock, no par value; 100 shares authorized; 3 shares issued and outstanding	987,000	987,000
Series B Preferred stock par value $0.10: 100,000,000 shares authorized; 36,667 shares issued and outstanding	4,000	4,000
Preferred stock series not designated par value $0.10: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.0001: 4,000,000,000 shares authorized; 952,896,637 and 718,263,338 shares issued and outstanding, respectively	95,000	72,000
Additional paid-in capital	59,307,000	39,814,000
Accumulated deficit	(70,201,000)	(54,396,000)
Total StrikeForce Technologies, Inc. stockholders' deficit	(9,808,000)	(13,519,000)
Noncontrolling interest in consolidated subsidiary	(860,000)	(823,000)

Total Stockholders' Deficit	(10,668,000)	(14,342,000)

Total Liabilities and Stockholders' Deficit	$3,336,000	$376,000

See accompanying notes to the condensed consolidated financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$40,000	$51,000	$153,000	$162,000

Operating expenses:
Cost of revenue	7,000	2,000	18,000	11,000
Selling, general and administrative expenses	672,000	430,000	8,120,000	1,477,000
Research and development	112,000	126,000	386,000	373,000

Total operating expenses	791,000	558,000	8,524,000	1,861,000

Loss from operations	(751,000)	(507,000)	(8,371,000)	(1,699,000)

Other income (expense):
Interest expense (including $91,000 and $98,000 to related parties, respectively)	(102,000)	(177,000)	(344,000)	(510,000)
Debt discount amortization	-	(179,000)	(52,000)	(587,000)
Financing costs	-	-	(6,569,000)	-
Private placement costs	-	(37,000)	-	(140,000)
Change in fair value of derivative liabilities	-	(47,000)	(219,000)	165,000
Gain (loss) on extinguishment of debt, net	-	65,000	(286,000)	(223,000)
Other income (expense)	-	10,000	(1,000)	52,000

Other income (expense), net	(102,000)	(365,000)	(7,471,000)	(1,243,000)

Net loss	(853,000)	(872,000)	(15,842,000)	(2,942,000)

Net loss attributable to noncontrolling interest	20,000	9,000	37,000	30,000

Net loss attributable to StrikeForce Technologies, Inc.	$(833,000)	$(863,000)	$(15,805,000)	$(2,912,000)

Net loss per common share -Basic and diluted	$(0.00)	$(0.04)	$(0.02)	$(0.24)

Weighted average common shares outstanding -Basic and diluted	894,767,114	22,280,807	840,258,105	12,169,639

See accompanying notes to the condensed consolidated financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (Unaudited)

Three months ended September 30, 2021
	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at July 1, 2021	3	$987,000	36,667	$4,000	876,169,478	$88,000	$56,701,000	$(69,368,000)	$(840,000)	$(12,428,000)

Common stock issued for cash	-	-	-	-	53,800,000	5,000	2,596,000	-	-	2,601,000

Fair value of common stock issued for services	-	-	-	-	179,839	-	9,000	-	-	9,000

Fair value of vested options	-	-	-	-	-	-	-	-	-	-

Fair value of warrants issued for services	-	-	-	-	-	-	-	-	-	-

Fair value of common stock issued as a financing cost	-	-	-	-	-	-	-			-

Common stock issued upon cashless exercise of warrants	-	-	-	-	-	-	-			-

Common stock issued upon cashless exercise of options	-	-	-	-	22,747,320	2,000	1,000	-	-	3,000

Net loss	-	-	-	-	-	-	-	(833,000)	(20,000)	(853,000)

Balance at September 30, 2021 (unaudited)	3	$987,000	36,667	$4,000	952,896,637	$95,000	$59,307,000	$(70,201,000)	$(860,000)	$(10,668,000)

Nine months ended September 30, 2021
	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at January 1, 2021	3	$987,000	36,667	$4,000	718,263,338	$72,000	$39,814,000	$(54,396,000)	$(823,000)	$(14,342,000)

Common stock issued for cash	-	-	-	-	119,666,450	12,000	5,356,000	-	-	5,368,000

Fair value of common stock issued for services	-	-	-	-	881,550	-	66,000	-	-	66,000

Fair value of vested options	-	-	-	-	-	-	6,387,000	-	-	6,387,000

Fair value of warrants issued for services	-	-	-	-	-	-	-	-	-	-

Fair value of common stock issued as a financing cost	-	-	-	-	45,150,500	5,000	6,564,000	-	-	6,569,000

Common stock issued upon cashless exercise of warrants	-	-	-	-	12,349,726	1,000	(1,000)	-	-	-

Common stock issued upon cashless exercise of options	-	-	-	-	39,955,655	3,000	-	-	-	3,000

Common stock issued upon conversion of notes and accrued interest	-	-	-	-	16,168,589	2,000	1,033,000	-	-	1,035,000

Common stock issued upon conversion of debt settlement	-	-	-	-	460,829	-	88,000	-	-	88,000

Net loss	-	-	-	-	-	-	-	(15,805,000)	(37,000)	(15,842,000)

Balance at September 30, 2021 (unaudited)	3	$987,000	36,667	$4,000	952,896,637	$95,000	$59,307,000	$(70,201,000)	$(860,000)	$(10,668,000)

See accompanying notes to the condensed consolidated financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (Unaudited)

Three months ended September 30, 2020
	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at July 1, 2020	3	$987,000	36,667	$4,000	9,363,610	$1,000	$30,564,000	$(46,402,000)	$(798,000)	$(15,644,000)

Fair value of common stock issued for services	-	-	-	-	10,526	-	-	-	-	-

Fair value of vested options	-	-	-	-	-	-	-	-	-	-

Fair value of warrants issued with convertible notes	-	-	-	-	-	-	35,000	-	-	35,000

Common stock issued upon conversion of notes payable and accrued interest	-	-	-	-	41,039,202	4,000	635,000	-	-	639,000

Common stock issued upon conversion of debt settlement	-	-	-	-	11,141,266	1,000	234,000	-	-	235,000

Net loss	-	-	-	-	-	-	-	(863,000)	(9,000)	(872,000)

Balance at September 30, 2020 (Unaudited)	3	$987,000	36,667	$4,000	61,554,604	$6,000	$31,468,000	$(47,265,000)	$(807,000)	$(15,607,000)

Nine months ended September 30, 2020
	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at January 1, 2020	3	$987,000	36,667	$4,000	5,905,388	$1,000	$28,675,000	$(44,353,000)	$(777,000)	$(15,463,000)

Fair value of common stock issued for services	-	-	-	-	109,406	-	20,000	-	-	20,000

Fair value of vested options	-	-	-	-	-	-	216,000	-	-	216,000

Fair value of warrants issued with convertible notes	-	-	-	-	-	-	53,000	-	-	53,000

Common stock issued upon conversion of notes and interest	-	-	-	-	43,954,085	4,000	2,172,000	-	-	2,176,000

Common stock issued upon conversion of debt settlement	-	-	-	-	11,585,725	1,000	332,000	-	-	333,000

Net loss	-	-	-	-	-	-	-	(2,912,000)	(30,000)	(2,942,000)

Balance at September 30, 2020 (Unaudited)	3	$987,000	36,667	$4,000	61,554,604	$6,000	$31,468,000	$(47,265,000)	$(807,000)	$(15,607,000)

See accompanying notes to the condensed consolidated financial statements.

STRIKEFORCE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2021	September 30, 2020
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(15,842,000)	$(2,942,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,000	6,000
Amortization of discount	52,000	587,000
Amortization of right-of-use asset	38,000	36,000
Fair value of common stock issued for services	69,000	20,000
Fair value of vested options	6,387,000	216,000
Fair value of common stock issued for financing services	6,569,000	-
Change in fair value of derivative liabilities	219,000	(165,000)
Private placement costs	-	140,000
Loss on extinguishment of debt	286,000	223,000
Interest expense from debt settlement obligation	-	49,000
Changes in operating assets and liabilities:
Accounts receivable	8,000	(3,000)
Prepaid expenses	10,000	(18,000)
Accounts payable and accrued expenses	19,000	158,000
Accrued interest	205,000	399,000
Operating lease liability	(38,000)	(35,000)
Net cash used in operating activities	(2,014,000)	(1,329,000)

Cash flows from investing activities:
Purchases of property and equipment	-	(2,000)
Net cash used in investing activities	-	(2,000)

Cash flows from financing activities:
Proceeds from sale of common stock	5,368,000	-
Proceeds from convertible notes payable	-	689,000
Proceeds from notes payable	177,000	543,000
Proceeds from notes payable-related parties	-	263,000
Repayment of convertible note payable	-	(43,000)
Repayment of notes payable	(224,000)	(184,000)
Repayment of convertible notes payable-related parties	(30,000)	-
Repayment of notes payable-related parties	(259,000)	(4,000)
Net cash provided by financing activities	5,032,000	1,264,000

Net decrease in cash	3,018,000	(67,000)

Cash at beginning of the period	162,000	75,000

Cash at end of the period	$3,180,000	$8,000

Supplemental disclosure of cash flow information:
Interest paid	$113,000	$69,000
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing transactions
Fair value of derivative upon issuance of convertible debt recorded as debt discount	$-	$636,000
Common stock issued for conversion of notes and accrued interest	$1,035,000	$2,177,000
Convertible note, accrued interest, and accounts payable assumed by debt settlement obligation	$-	$198,000
Common shares issued upon conversion of debt settlement	$88,000	$333,000
Convertible note and accrued interest exchanged for common stock	$-	$985,000
Warrants issued with convertible notes	$-	$53,000

See accompanying notes to the condensed consolidated financial statements.

StrikeForce Technologies, Inc.

Notes to the Condensed Consolidated Financial Statements

Three and nine months ended September 30, 2021 and 2020

(Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies

StrikeForce Technologies, Inc. (the “Company”) is a software development and services company that offers a suite of integrated computer network security products using proprietary technology. The Company’s operations are based in Edison, New Jersey.

Basis of Presentation-Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2021. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2020 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the SEC on April 13, 2021.

The consolidated financial statements include the accounts of the Company and its subsidiary, BlockSafe Technologies, Inc. (“BST”). BST is owned 49% by the Company and 31% by three executive officers of the Company. BST meets the definition of a variable interest entity (“VIE”) and based on the determination that the Company is the primary beneficiary of BST, BST’s operating results, assets and liabilities are consolidated by the Company. Intercompany balances and transactions have been eliminated in consolidation. At September 30, 2021, noncontrolling interests represents 51% of BST that the Company does not directly own. The Company and BST have a management agreement pursuant to which BST shall remit a management fee of $36,000 per month to the Company, and when BST reaches a milestone of $1,000,000 in financing, an additional management fee of $5,000,000 shall be owed to the Company, payable monthly over three years. The management fee is currently eliminated in consolidation. At September 30, 2021 and December 31, 2020, the amount of VIE cash on the accompanying consolidated balance cash can be used only to settle obligations of BST, and the amounts of VIE accounts payable, VIE Notes Payable, VIE Accrued Interest, and VIE Financing Obligation have no recourse to the general credit of the Company.

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

During the nine months ended September 30, 2021 and the year ended December 31, 2020, the Company believes the COVID-19 pandemic did impact its operating results. For the year ended December 31, 2020, sales to customers decreased by 73% as compared to the prior year. However, the Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the nine months ended September 30, 2021, the Company incurred a net loss of $15,842,000 and used cash in operating activities of $2,014,000 and at September 30, 2021, the Company had a stockholders’ deficit of $10,668,000. Also, at September 30, 2021, the Company is in default on notes payable and convertible notes payable in the aggregate amount of $3,417,000. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2020 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2021, the Company had cash on hand in the amount of $3,180,000. Management estimates that the current funds on hand will be sufficient to continue operations through the next eighteen months. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan. Currently, management is attempting to increase revenues by selling through a channel of distributors, value added resellers, strategic partners and original equipment manufacturers. While the Company believes in the viability of its strategy to increase revenues, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to increase its customer base and realize increased revenues. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

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

Cost of revenue includes direct costs and fees related to the sale of our products.

The following tables present our revenue disaggregated by major product and service lines:

	Three months ended
	September 30, 2021	September 30, 2020
Software	$39,000	$49,000
Service	1,000	2,000
Total revenue	$40,000	$51,000

	Nine months ended
	September 30, 2021	September 30, 2020
Software	$148,000	$156,000
Service	5,000	6,000
Total revenue	$153,000	$162,000

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

	Nine months ended
	September 30, 2021	September 30, 2020
Options to purchase common stock	15,633,001	633,000
Warrants to purchase common stock	68,981,234	738,810
Convertible notes	21	229,203,829
Convertible Series B Preferred stock	608,886	12,619,167
Total	86,207,129	243,194,806

Concentrations

For the nine months ended September 30, 2021, sales to three customers comprised 35%, 35% and 17% of revenues, respectively. For the nine months ended September 30, 2020, sales to two customers comprised 72% and 14% of revenues, respectively. At September 30, 2021, two customers comprised 63% and 12% of accounts receivable, respectively.

The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits. At September 30, 2021, the Company had cash deposits that exceeded the federally insured limit of $250,000 per account. The Company believes that no significant concentration of credit risk exists with respect to its cash balances because of its assessment of the creditworthiness and financial viability of the financial institution.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. An issuer measures the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange. ASU 2021-04 introduces a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2021-04 is not expected to have a material impact on the Company’s financial statements or disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 2 - Convertible Notes Payable

Convertible notes payable consisted of the following:

	September 30, 2021	December 31, 2020
Secured
(a) AL-Bank, in default	$543,000	$543,000

Unsecured
(b) Convertible notes with fixed conversion prices, in default	895,000	895,000
(c) Convertible notes with adjustable conversion prices	-	45,000
Total convertible notes principal outstanding	1,438,000	1,483,000
Debt discount	-	(14,000)
Convertible notes, net of discount	$1,438,000	$1,469,000

(a)	During fiscal 2005, the Company issued notes payable to DART/Citco Global in the aggregate of $543,000. The notes bear interest at an average rate of 7.5% per annum, matured in December 2010, convertible to common shares at a fixed conversion price of $3.25 per share, as adjusted for applicable reverse stock splits, and secured by all of the Company’s assets. In fiscal 2009, the note holders agreed to the forbearance of any interest on the notes payable to DART/Citco Global. In August 2021, the notes were assigned to Aktieselskabet Arbejdernes Landsbank (“AL-Bank”), a financing institution based in Denmark. In September 2021, the Company executed a repayment agreement with AL-Bank whereby the Company shall make monthly payments of $10,000 to AL-Bank, starting in October 2021 and ending in January 2025, for a total of $400,000. Once the payments are made in full in accordance with the repayment agreement, the remaining balance of $143,000 shall be forgiven and will be accounted at that time.

At September 30, 2021 and December 31, 2020, the outstanding balance of convertible notes payable amounted to $543,000, respectively and in default.

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

At September 30, 2021 and December 31, 2020, the outstanding balance of convertible notes payable amounted to $895,000, respectively and in default.

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

During the nine months ended September 30, 2021, the remaining notes payable of $45,000 plus unpaid interest and fees of $4,000, for a total of $49,000, were converted into 16,168,589 shares of the Company’s common stock with a fair value of $1,035,000. The Company followed the general extinguishment model to record the conversion and settlement of the debt. Notes payable, accrued interest and fees converted totaled $49,000, the related unamortized debt discount totaled ($14,000), and the derivative liability related to the conversion option of these notes, after final valuation, amounted to $382,000. The fair value of the common shares issued amounted to $1,035,000 and the difference between the total debt settled and fair value of the common shares issued amounted to $618,000 and was recorded as loss on extinguishment of debt.

At September 30, 2021, the Company had no more convertible notes with adjustable conversion prices outstanding.

Note 3 - Convertible Notes Payable – Related Parties

In previous years, the Company issued convertible notes to related parties/officers in exchange for cash and/or services rendered. The notes are unsecured and are due on December 31, 2021, as amended. Certain notes payable are due to the Company’s Chief Executive Officer and have a compounded interest rate of 8% per annum. The aggregate notes are convertible into less than one share of the Company’s common stock at fixed conversion prices adjusted for applicable reverse stock splits. As of December 31, 2020, the outstanding balance of the notes payable amounted to $298,000.

During the nine months ended September 30, 2021, notes payable aggregating $30,000 were repaid. At September 30, 2021, the balance of convertible notes payable-related parties totaled $268,000.

Note 4 - Notes Payable

Notes payable consisted of the following:

	September 30, 2021	December 31, 2020
Unsecured notes
(a) Notes payable-in default	$1,639,000	$1,699,000
(b) Notes payable issued by BST-in default	310,000	475,000
(c) Note payable-PPP loans	177,000	313,000
(d) Note payable-EID loan	150,000	150,000

Secured notes payable
(e) Notes payable-in default	29,000	128,000
Total notes payable principal outstanding	2,305,000	2,765,000
Debt discount	-	(52,000)
Less current portion of notes payable, net of discount	(1,978,000)	(2,250,000)
Long term notes payable	$327,000	$463,000

(a)

In previous years, the Company issued notes payable in exchange for cash. The notes are unsecured, bear interest at a rate of 8% through 14% per annum and matured starting in fiscal 2011 up to November 2021. As of December 31, 2020, the outstanding balance of these notes payable amounted to $1,699,000 and unamortized debt discount of $52,000.

During the nine months ended September 30, 2021, $60,000 of the notes were paid and the Company amortized the debt discount of $52,000. At September 30, 2021, the outstanding balance of the notes payable was $1,639,000 and deemed in default.

(b)

In fiscal 2018, the Company’s consolidated subsidiary BlockSafe, issued promissory notes in exchange for cash. The notes are unsecured, bearing interest at a rate of 8% per annum, and matured in September 2019. At December 31, 2020, the outstanding balance of the notes payable amounted to $475,000.

During the nine months ended September 30, 2021, $65,000 of the notes were paid, and a note holder agreed to exchange $100,000 of notes payable for 460,829 shares of the Company’s common stock with a fair value of $88,000 (see Note 10). As a result, the Company recognized a gain on extinguishment of debt of $12,000 to account the difference between the note payable settled and fair value of the common stock issued.

At September 30, 2021, the outstanding balance of the notes payable amounted to $310,000 and are deemed in default.

(c)

On April 7, 2020, the Company was granted a loan (the “PPP loan”) of $313,000, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The PPP loan matures on April 7, 2022, bears interest at a rate of 1% per annum, with the first nine months of interest deferred, is payable monthly commencing on October 2020, and was unsecured and guaranteed by the U.S. Small Business Administration (“SBA”). The loan term may be extended to April 7, 2025, if mutually agreed to by the Company and lender. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP loan may only be used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, qualifying group health care benefits, qualifying rent and debt obligations, and qualifying utilities. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. As of December 31, 2020, outstanding balance of the PPP loan amounted to $313,000.

In March 2021, the Company obtained a similar PPP loan of $177,000.

In June 2021, the April 2020 PPP loan of $313,000 was forgiven by the SBA. Pursuant to ASC 470, Debt, the Company recorded a gain of $313,000 to extinguish the PPP loan and accrued interest of $4,000.

As of September 30, 2021, outstanding balance of the PPP loan amounted to $177,000. In November 2021, the March 2021 PPP loan of $177,000 was forgiven by the SBA.

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

Outstanding balance of note payable as of September 30, 2021 and December 31, 2020 amounted to $150,000, respectively. The Company was in compliance with the terms of the EID loan as of September 30, 2021. The Company was in compliance with the terms of the EID loan as of September 30, 2021.

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

During the nine months ended September 30, 2021, the Company made principal payments of $99,000.

At September 30, 2021, the outstanding balance of the secured notes payable was $29,000 and is deemed in default. The Company and the note holder are in negotiations to extend the due date of the note.

Note 5 - Notes Payable – Related Parties

Notes payable-related parties notes represent notes payable to the Company’s Chief Executive Officer ranging in interest rates of 0% per annum to 10% per annum. The notes are unsecured and the outstanding balance of these notes payable at December 31, 2020 amounted to $952,000.

During the nine months ended September 30, 2021, the Company made payments of $259,000.

At September 30, 2021, the balance of notes payable-related parties totaled $693,000 which are all due to the Company’s Chief Executive Officer. The notes are due on December 31, 2021.

Note 6 – Financing Obligation

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

At September 30, 2021 and December 31, 2020, the outstanding balance of financing obligations amounted to $1,263,000, respectively, to be paid in tokens, as defined. At September 30, 2021 and through the date of filing, BST has not developed or issued any tokens and there is no assurance as to whether, or at what amount, or on what terms, tokens will be available to be issued, if ever. At September 30, 2021, as the tokens do not exist, and any amounts received for tokens are not considered equity or revenue, management determined that 100% of the obligation of $1,263,000 is a liability to be settled by BST, through the issuance of tokens, or through other means if tokens are never issued.

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

At September 30, 2021 and December 31, 2020, the Company has reflected the $1,500,000 received from the Funders as a contingent payment obligation to be paid only if claim proceeds are recovered.

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

During the nine months ended September 30, 2021, the corresponding convertible notes payable were converted to equity (see Note 2 and 10). Pursuant to current accounting guidelines, the Company determined the fair value of the derivative liability one last time which amounted to $382,000 and as a result, the Company recorded a change in fair value of $219,000. The Company also extinguished the derivative liability of $382,000 as part of loss on debt extinguishment in accordance with current accounting guidelines. At September 30, 2021, the Company has no more instruments accounted as derivative liabilities.

The fair value of the embedded derivative was determined using the following average assumptions:

	At Extinguishment	December 31, 2020
Conversion feature:
Risk-free interest rate	0.08%	0.09%
Expected volatility	424%	495%-691%
Expected life (in years)	0.41 year	0.25 to 0.57 year
Expected dividend yield	-	-

Fair Value:
Conversion feature	$382,000	$163,000

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

The following table sets forth a summary of the changes in the estimated fair value of our embedded derivative during the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Fair value at beginning of period	$163,000	$1,516,000
Recognition of derivative liabilities upon initial valuation	-	776,000
Fair value of derivative liabilities at extinguishment	(382,000)	(1,337,000)
Net change in the fair value of derivative liabilities	219,000	(165,000)
Fair value at end of period	$-	$790,000

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Lease Cost
Operating lease cost (included in general and administration in the Company’s statement of operations)	$42,000	$42,000

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2021 and 2020	$42,000	$41,000
Weighted average remaining lease term – operating leases (in years)	2.3	3.3
Average discount rate – operating leases	10.0%	10.0%

The supplemental balance sheet information related to leases for the period is as follows:

At September 30, 2021
Operating leases
Long-term right-of-use assets	$120,000

Short-term operating lease liabilities	$39,000
Long-term operating lease liabilities	86,000
Total operating lease liabilities	$125,000

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
2021 (remaining 3 months)	14,000
2022	58,000
2023	59,000
2024	5,000
Total lease payments	136,000
Less: Imputed interest/present value discount	(11,000)
Present value of lease liabilities	$125,000

Lease expenses were $42,000 and $42,000 during the nine months ended September 30, 2021 and 2020, respectively.

Note 10 – Stockholders’ Deficit

Common Stock

During the nine months ended September 30, 2021, the Company issued an aggregate of 137,177,418 shares of its common stock as follows:

•	During the period ended September 30, 2021, pursuant to our offering under Regulation A, the Company issued 119,666,450 shares of common stock in exchange for cash of $5,368,000, net of direct fees and commission. As part of the offering, the Company also issued warrants to certain investors and placement agent to purchase 55 million shares of common stock. The warrants are fully vested, exercisable at $0.05 per share and will expire in five years.

•	The Company issued 881,550 shares of its common stock for services, with a fair value of $66,000. The common shares were valued at the respective date of issuances. Included in this issuance was 500,000 shares of common stock with a fair value of $36,000, for the purchase of a complimentary business, Cybersecurity Risk Solutions, LLC. At the date of acquisition, Cybersecurity Risk Solutions, LLC had nominal assets and liabilities, no revenues and limited operating history. Furthermore, the Company also determined that the acquisition did not meet the requirement of a significant acquisition pursuant to the regulations of the Securities and Exchange Commission.

•	The Company issued 16,168,589 shares of common stock with a fair value of $1,035,000 upon conversion of convertible notes payable and accrued interest (see Note 2).

•	The Company issued 460,829 shares of common stock with a fair value of $88,000 as debt settlement (see Note 4).

Warrants

The table below summarizes the Company’s warrant activities for the nine months ended September 30, 2021:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, January 1, 2021	27,405,475	$0.0045-2.90	$0.013132
Granted	55,000,000	0.05	0.05
Canceled/Expired	-	-	-
Exercised	(13,424,241)	-	-
Balance outstanding, September 30, 2021	68,981,234	$0.0045-2.90	$0.042114

Balance exercisable, September 30, 2021	68,981,234	$0.0045-2.90	$0.042114

During the nine months ended September 30, 2021, pursuant to the terms of the warrant grant, 13,333,333 warrant shares were exercised on a cashless basis in exchange for 12,349,726 shares of common stock. In addition, 90,908 warrant shares granted to a financing entity in fiscals 2019 and 2020 as part of a financing transaction was exercised. As a result of the exercise, the Company issued 45,150,500 shares of common stock with a fair value of $6,569,000. The common shares issued were valued at the date of issuance and recorded as a finance cost.

At September 30, 2021, intrinsic value of the warrants amounted to $2,657,000.

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2021:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.0045	13,349,242	4.00	$0.0045

$0.085	588,235	4.00	$0.085

$0.05	55,000,000	5.00	$0.05

$0.75	26,515	3.00	$0.75

$2.90	17,242	3.00	$2.90

$0.0045 - $2.90	68,981,234	4.00	$0.013132

Note 11 - Stock Options

The table below summarizes the Company’s stock option activities for the nine months ended September 30, 2021:

	Number of Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Balance, January 1, 2021	58,133,001	$0.005-1,121,250,000	$0.03704
Granted	-	-	-
Exercised	(42,500,000)	$0.005	$0.005
Expired	-	-	-
Balance outstanding, September 30, 2021	15,633,001	$0.005-1,121,250,000	$0.05084
Balance exercisable, September 30, 2021	15,633,001	$0.005-1,121,250,000	$0.05084

At September 30, 2021, the intrinsic value of outstanding options was $1,168,000.

In February 2021, 12,250,000 unvested options granted in fiscal 2020 were modified and such options became fully vested. Pursuant to current accounting guidelines, the Company remeasured the fair value of these options and determined their fair value to be $3,675,000 and was recorded as stock compensation expense.

During the period ended September 30, 2021, the Company recorded additional stock compensation expense of $2,712,000 to account for options granted in the prior year that vested. In addition, the Company also issued 39,955,655 shares of the Company’s common stock upon cashless exercise of 42,500,000 options.

The following table summarizes information concerning the Company’s stock options as of September 30, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$1,121,250,000	1	2	$1,121,250,000	1	2	$1,121,250,000
$0.005	15,000,000	10	$0.005	15,000,000	10	$0.005
$2.85	126,000	7	$2.85	126,000	7	$2.85
$2.05	115,000	9	$2.05	115,000	9	$2.05
$3.125	392,000	6	$3.125	392,000	6	$3.125
$0.0041 - 975,000,000	15,633,001	6.8	$0.05084	15,633,001	6.8	$0.05084

Note 12 – Subsequent Events

Subsequent to September 30, 2021, the Company issued 24,155 shares of common stock for services with a fair value of $2,000.

Subsequent to September 30, 2021, the Company granted options to purchase an aggregate of 2,500,000 shares of its common stock to an employee. The options have an exercise price of $0.005 per share, vest over six months, and expire in 10 years.

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

Such risks include, among others, the following: international, national and local general economic and market conditions: our ability to sustain, manage or forecast our growth; material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the current inflation rate and supply chain disruptions; the implications and consequences of the COVID-19 pandemic on our business and on our clients’ business and on the effectiveness and distributions of vaccines and boosters, domestically and internationally, to limit the impact of COVID-19, and changes to mask mandate policies; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this filing.

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

In March 2020, the World Health Organization declared the spread of COVID-19 a pandemic. This outbreak continues to spread throughout the U.S. and around the world. As a result, authorities continue to implement numerous measures to try to contain the virus, including restrictions on travel, quarantines, shelter-in-place orders, business restrictions and complete shutdowns. We are not considered an “essential business” due to the industries and customers we serve. As of, and subsequent to, September 30, 2021, we have been following the recommendations of the CDC and state/local health authorities to minimize exposure risk for our team members during the pandemic, including the temporary closure of our corporate office and having our team members work remotely. During the second quarter of 2021, we reopened our corporate office while continuing to adhere to the guidelines issued by health authorities. Many customers and vendors have transitioned to electronic submission of invoices and payments. The COVID-19 pandemic has resulted in longer response times from potential new customers and certain existing customers. We cannot anticipate the effect that the impairments caused by the COVID-19 pandemic will have on our year end fiscal 2021 results or 2022 results, or the effectiveness and distributions of vaccines, boosters, and their distribution in 2021 and 2022 and changes to mask mandate policies. The pandemic has significantly impacted the economic conditions both in the United States and worldwide, with accelerated effects through the date of this Quarterly Report, as federal, state and local governments react to the public health crisis, creating significant uncertainties in both the worldwide and the United States economies. The situation is rapidly changing, including the onset of the ongoing fourth wave of the virus caused by the Delta variant and the possibility of other variants over time, and additional impacts to our business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which, the conditions surrounding COVID-19 will change including the timing of lifting any restrictions or office closure requirements. We will continue to evaluate the nature and extent of COVID-19’s impact to our business, consolidated results of operations, financial condition and liquidity, and our results presented herein are not necessarily indicative of the results to be expected for future periods in 2021, 2022, or beyond.

Management believes that cyber security is a growing requirement as the pandemic continues and more people are working remotely as well as using digital forms on a regular basis. Consequently, the market demand, in our estimation, is increasing. However, our Company is also experiencing the impact of the pandemic. Currently our management has limited business operating from our office location and this impedes our ability to take full advantage of the increasing market demand. Many of our current clients have experienced a dramatic slowdown in their business, limiting their ability to have the resources to pay for our services. We still produce revenues and we anticipate, but cannot guarantee, our video conferencing tool, SafeVchat™, which provides authentication and security (using our existing products), will have gained acceptance in the market. Currently, we have companies doing beta testing. During the nine months ended September 30, 2021, we earned revenues of $54,000 from SafeVchat™ and PrivacyLoK™ and overall revenues of $153,000. We believe, but cannot guarantee, that our sales, partly as a consequence of the new work environment created by the pandemic and the need for our products, will significantly increase in the remainder of 2021 and continue that substantial growth into 2022. We also are encouraged by the $65 billion dollars provided for broadband access to improve internet services that is in the recently enacted Infrastructure Bill of 2021, but cannot provide assurance as to how, or if, that will impact our products and services.

On November 13, 2020, our filing of an Offering Circular on Form 1-A, pursuant to Regulation A (File Number: 024-11267) was qualified by the Securities and Exchange Commission. We registered 668,449,198 shares of common stock for maximum proceeds of $2,315,000 (after deducting the maximum broker discount and costs of the offering). As of September 30, 2021, the offering was fully subscribed as we accepted the subscriptions for an aggregate of 474,453,653 shares of common stock for full satisfaction of the entire offering of $2,500,000 (of which we received $2,315,000). We announced the closing of the offering on our Current Report on Form 8-K as filed on February 8, 2021.

On May 11, 2021, our filing of an Offering Circular on Form 1-A, pursuant to Regulation A (File Number: 024-11512) was qualified by the Securities and Exchange Commission. We registered 150,000,000 shares of common stock for maximum proceeds of $7,065,000 (after deducting the maximum broker discount and costs of the offering). During the nine months ended September 30, 2021, we issued 81,550,000 shares of common stock to investors for cash proceeds of $3,869,000, net of fees and commission, pursuant to the May 2021 Offering Circular. In September 2021, we sold 50,000,000 warrant shares for $50,000 to two investors who purchased subscriptions through the Offering Circular. We also awarded 5,000,000 warrant shares to the broker who facilitated the Offering Circular. The warrants vest immediately and have a 5-year term with an exercise price of $0.05 per share.

We finished development of our SafeVchat™ Secure Video Conferencing and PrivacyLoK™ products at the end of 2020 and deployed SafeVchat™ beta testing by some by our clients and individuals through our resellers. SafeVchat™, in management’s estimation, is one of the most secure video conferencing products on the market. PrivacyLoK™ adds security to all video conferencing tools and runs in conjunction with other applications on the same computer. We anticipate, but cannot guarantee, increased revenues from SafeVchat™ and PrivacyLoK™ in 2021, 2022, and beyond.

Our executive office is located at 1090 King Georges Post Road, Suite 603, Edison, NJ 08837. Our telephone number is (732) 661-9641. We have 11 employees. Our Company’s website is www.strikeforcetech.com (we are not including the information contained in our website as part of, nor should the information be relied upon or incorporated by reference into, this report on Form 10-Q).

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2020

Revenues for the three months ended September 30, 2021 were $40,000 compared to $51,000 for the three months ended September 30, 2020, a decrease of $11,000 or 21.6%. The decrease in revenues was primarily due to a decrease in revenues relating to our ProtectID®, GuardedID® and MobileTrust® products, offset by an increase in revenues relating to our SafeVchat™ product, despite the impairments related to the economic consequences of the COVID-19 pandemic. Revenues are derived from software, key fobs and services.

Cost of revenues for the three months ended September 30, 2021 was $7,000 compared to $2,000 for the three months ended September 30, 2020, an increase of $5,000 or 250%. The increase in cost of revenues was primarily due to an increase in the fees related to our product offerings. Cost of revenues are fees and key fobs related to our revenues, and as a percentage of total revenues for the three months ended September 30, 2021 was 17.5% compared to 3.9% for the three months ended September 30, 2020.

Research and development expenses for the three months ended September 30, 2021 were $112,000 compared to $126,000 for the three months ended September 30, 2020, a decrease of $14,000 or 11.1%. The decrease was primarily due to the overall decrease in salaries and benefits of the personnel conducting research and development. The salaries, benefits and overhead costs of personnel conducting research and development of our software products primarily comprises our research and development expenses.

Compensation, professional fees, and selling, general and administrative (collectively, “SGA”) expenses for the three months ended September 30, 2021 were $672,000 compared to $430,000 for the three months ended September 30, 2020, an increase of $242,000 or 56.3%. The increase was due primarily to an increase in employee stock-based compensation and professional fees. SG&A expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock options to employees and other general corporate expenses.

For the three months ended September 30, 2021, other expense was $102,000 as compared to other expense of $365,000 for the three months ended September 30, 2020, a decrease in other expense of $263,000, or 7.21%. The decrease was primarily due to decreases in interest expense, debt discount amortization, and the change in the fair value of derivative liabilities.

Our net loss for the three months ended September 30, 2021 was $853,000 compared to $872,000 for the three months ended September 30, 2020, a decrease of $19,000, or 2.2%. The decrease was primarily due to decreases in interest expense, debt discount amortization, and the change in the fair value of derivative liabilities, offset by the decrease in revenues and increases in employee stock-based compensation and professional fees.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2020

Revenues for the nine months ended September 30, 2021 were $153,000 compared to $162,000 for the nine months ended September 30, 2020, a decrease of $9,000 or 5.6%. The decrease in revenues was primarily due to a decrease in revenues relating to our ProtectID®, GuardedID® and MobileTrust® products, offset by an increase in revenues relating to our SafeVchat™ product, despite the impairments related to the economic consequences of the COVID-19 pandemic. Revenues are derived from software, key fobs and services.

Cost of revenues for the nine months ended September 30, 2021 was $18,000 compared to $11,000 for the nine months ended September 30, 2020, an increase of $7,000 or 63.7%. The increase in cost of revenues was primarily due to an increase in the fees related to our product offerings. Cost of revenues are fees and key fobs related to our revenues, and as a percentage of total revenues for the nine months ended September 30, 2021 was 9.7% compared to 8.1% for the nine months ended September 30, 2020.

Research and development expenses for the nine months ended September 30, 2021 were $386,000 compared to $373,000 for the nine months ended September 30, 2020, an increase of $13,000 or 3.5%. The increase was primarily due to the increase in salaries and benefits of the personnel conducting research and development. The salaries, benefits and overhead costs of personnel conducting research and development of our software products primarily comprises our research and development expenses.

Compensation, professional fees, and selling, general and administrative (collectively, “SGA”) expenses for the nine months ended September 30, 2021 were $8,120,000 compared to $1,477,000 for the nine months ended September 30, 2020, an increase of $6,643,000 or 450%. The increase was due primarily to an increase in employee stock-based compensation and professional fees. SG&A expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock options to employees and other general corporate expenses.

For the nine months ended September 30, 2021, other expense was $7,471,000 as compared to other expense of $1,243,000 for the nine months ended September 30, 2020, an increase in other expense of $6,228,000, or 501%. The increase was primarily due to increases in financing costs and the change in the fair value of derivative liabilities, offset by decreases in interest expense, debt discount amortization and private placement costs.

Our net loss for the nine months ended September 30, 2021 was $15,842,000 compared to $2,942,000 for the nine months ended September 30, 2020, an increase of $12,900,000, or 439%. The increase was primarily due to the decrease in revenues, increases in employee stock-based compensation, professional fees, financing costs and the change in the fair value of derivative liabilities, offset by decreases in interest expense, debt discount amortization and private placement costs.

Liquidity and Capital Resources

Our total current assets at September 30, 2021 were $3,203,000, which included cash of $3,180,000, as compared with $203,000 in total current assets at December 31, 2020, which included cash of $162,000. Additionally, we had a stockholders’ deficit in the amount of $10,668,000 at September 30, 2021 compared to a stockholders’ deficit of $14,342,000 at December 31, 2020. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. We financed our operations during the nine months ended September 30, 2021 primarily from the sale of common shares for cash for net proceeds of $5,368,000 under the offering pursuant to Regulation A, and we received the second draw SBA Paycheck Protection assistance loan for $177,000.

Concentrations

For the nine months ended September 30, 2021, sales to three customers comprised 35%, 35% and 17% of revenues, respectively. For the nine months ended September 30, 2020, sales to two customers comprised 72% and 14% of revenues, respectively. At September 30, 2021, two customers comprised 63% and 12% of accounts receivable, respectively.

Going Concern

We have yet to establish any history of profitable operations. During the nine months ended September 30, 2021, the Company incurred a net loss of $15,842,000 and used cash in operating activities of $2,014,000, and at September 30, 2021, the Company had a stockholders’ deficit of $10,668,000. In addition, we are in default on notes payable and convertible notes payable in the aggregate amount of $3,417,000. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report published on our December 31, 2020 year-end financial statements, and Note 1 in our unaudited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

Management estimates that the current funds on hand will be sufficient to continue operations through the next eighteen months. Our ability to continue as a going concern is dependent upon our ability to continue to implement our business plan. Currently, management is attempting to increase revenues by selling through a channel of distributors, value added resellers, strategic partners and original equipment manufacturers. While we believe in the viability of its strategy to increase revenues, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to increase our customer base and realize increased revenues. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, if needed, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

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

Cybersecurity Risk Solutions, LLC is a cybersecurity firm offering cyber, privacy & data protection services including a personal cyber risk assessment, the industry’s first cyber health score, report and custom action plan, as well as ongoing vulnerability scanning, hack monitoring and dark web intelligence monitoring. For more information, go to https://SecureCyberID.com (which website is expressly not included in this filing). Will Lynch, the prior sole member of Cybersecurity Risk Solutions, LLC was hired by StrikeForce as the Director of Channel Distribution and not as a Named Executive Officer. A Director of Channel Distribution develops, services, and grows relationships with clients. Mr. Lynch has an annual salary of $100,000 and will also receive 2% net of all Channel sales. Mr. Lynch reports to our Executive Vice President and Marketing Director.

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

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (CFO) of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2021. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the following material weaknesses:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the interim period ended September 30, 2021. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

In addition, we applied for funding pursuant to the Small Business Administration program. The Paycheck Protection Program provides forgivable funding for payroll and related costs as well as some non-payroll costs. We applied for funding and we received (on April 17, 2020) first draw funding in the amount of $313,000 (fully forgiven on June 10, 2021) and we received (on March 16, 2021) second draw funding in the amount of $177,000 (fully forgiven on November 3, 2021). The Economic Injury Disaster Loan provides low-interest, long-term financing. We previously applied for funding and received (on May 18, 2020) funding in the amount of $150,000. No assurances can be provided as to the adequacy of the funds received for ongoing operations in 2021 or if additional funding will be subsequently available.

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

The economic conditions arising from the pandemic have resulted in an economy that is volatile and unpredictable. Some companies are experiencing reduced revenues and in turn, as a consequence of limited cash flow, are not prepared to purchase our products. COVID-19 has led to some of our customers and potential customers being stricken with the virus causing them to not be able to work for many weeks and therefore causing delays for us in our marketing decisions. This outbreak could decrease spending, adversely affect demand for our products, and harm our business and results of operations. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak or the timing and the degree to which economic recovery will be realized post-pandemic and, consequently, its effects on our business or results of operations, financial condition, or liquidity, at this time. We cannot anticipate the effect that the impairments caused by the COVID-19 pandemic or the degree to which the economy rebounds or the consequential inflation and supply chain shortages will have post-pandemic will have on the last quarter of 2021 and 2022 results, or the effectiveness and distributions of recently announced vaccines, changes to mask mandate policies, and impact of the Delta variant and other possible future variants. We will continue to evaluate the nature and extent of COVID-19’s impact to our business, consolidated results of operations, financial condition and liquidity, and our results presented herein are not necessarily indicative of the results to be expected for future years.

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

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

In July 2021, we sold subscriptions for $176,000, net of fees and commission, and issued 3,700,000 shares of our common stock relating to the May 2021 registered Offering Circular.

In July 2021, we issued a total of 77,155 shares of restricted common stock, valued at $4,000, to a consultant for services provided relating to a consultant agreement.

In July 2021, we issued 13,557,693 shares of common stock upon the cashless exercise of options.

In August 2021, we sold subscriptions for $5,000, net of fees and commission, and issued 100,000 shares of our common stock relating to the May 2021 registered Offering Circular.

In August 2021, we issued a total of 46,404 shares of restricted common stock, valued at $2,000, to a consultant for services provided relating to a consultant agreement.

In September 2021, we sold subscriptions for $2,375,000, net of fees and commission, and issued 50,000,000 shares of our common stock relating to the May 2021 registered Offering Circular.

In September 2021, we issued a total of 48,780 shares of restricted common stock, valued at $3,000, to a consultant for services provided relating to a consultant agreement.

In September 2021, we issued a total of 7,500 shares of restricted common stock, valued at $429, relating to a December 2009 retainer agreement with our SEC attorney.

In September 2021, we issued 9,189,627 shares of common stock upon the cashless exercise of options.

Subsequent issuances:

Subsequent to September 30, 2021, we issued 24,155 shares of common stock for services with a fair value of $2,000.

Subsequent to September 30, 2021, we granted options to purchase an aggregate of 2,500,000 shares of our common stock to an employee. The options have an exercise price of $0.005 per share, vest over six months, and expire in 10 years.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

At September 30, 2021, the Company is in default on notes payable and convertible notes payable in the aggregate amount of $3,417,000. We have not made various principal and interest payments on many of our debt obligations. We continue to seek work-out arrangements and applicable refinancing with new or revised debt or equity instruments. See Notes 2 and 4 to the condensed consolidated financial statements.

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

29

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

STRIKEFORCE TECHNOLOGIES, INC.

Dated: November 22, 2021	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: November 22, 2021	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer

31