Form 10-K
period 2021-12-31
StrikeForce Technologies Inc.
filed 2022-04-14
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to _________

STRIKEFORCE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its Charter)

Wyoming	000-55012	22-3827597
(State or other jurisdiction of	(Commission	(I.R.S. Employer
incorporation or organization)	file number)	Identification No.)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 11, 2022
Common stock, $0.0001 par value	955,515,078

Class	Outstanding at April 11, 2022
Preferred stock, Series A, no par value	3

Class	Outstanding at April 11, 2022
Preferred stock, Series B, $0.10 par value	36,667

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes. $41,794,000

Transitional Small Business Disclosure Format Yes ☐     No ☒

Documents Incorporated By Reference

None

STRIKEFORCE TECHNOLOGIES, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2021 and 2020

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

Such risks include, among others, the following: international, national and local general economic and market conditions: our ability to sustain, manage or forecast our growth; material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the current inflation rate and supply chain disruptions; the implications and consequences of the COVID-19 pandemic on our business and on our clients’ business and on the effectiveness and distributions of vaccines and boosters, domestically and internationally, to limit the impact of COVID-19, changes to mask mandate policies and to transitioning from a pandemic to an endemic; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and prior filings.

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

We completed the development of our ProtectID® platform at the end of June 2006, we completed the core development of our keyboard encryption and anti-keylogger product, GuardedID®, in December 2006 and commenced deployment of our new mobile product, MobileTrust® into the mobile stores in 2015. We finished development of our SafeVchat™ Secure Video Conferencing and PrivacyLoK™ products at the end of 2020 and deployed SafeVchat™ beta testing by some by our clients and individuals through our resellers. SafeVchat™, in management’s estimation, is one of the most secure video conferencing products on the market. PrivacyLoK™ adds security to all video conferencing tools and runs in conjunction with other applications on the same computer. We anticipate, but cannot guarantee, increased revenues from SafeVchat™ and PrivacyLoK™ in 2022, and beyond.

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

We generated all of our revenues of $193,000 for the year ended December 31, 2021 (compared to $207,000 for the year ended December 31, 2020), from the sales of our security products. The decrease in revenues was primarily due to a reduction in the sales of our products with impairments caused by the adverse economic conditions resulting from the ongoing COVID-19 pandemic.

We market our products globally to financial service firms, healthcare related companies, legal services companies, e-commerce companies, automotive, government agencies, multi-level marketing groups, the enterprise market in general, and with virtual private network companies, as well as technology service companies and retail distributors that service all the above markets. We seek such sales through our own direct efforts, with emphasis on retail, through distributors, resellers and third-party agents internationally. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in multiple production installations and pilot projects with various distributors, resellers and direct customers primarily in the United States. Our GuardedID® product is also being sold directly to consumers, primarily through the Internet as well as distributors, resellers, third party agents, affiliates and potential OEM agreements by bundling GuardedID® with their products (providing a value-add and competitive advantage to their own products and offerings). Currently this is the most active market for us with multiple programs in production. We anticipate, but cannot guarantee, increases in revenues in fiscal 2022 and/or 2023 (subject to the impairments to the economy caused by the ongoing COVID-19 pandemic and the degree to which the economy rebounds post-pandemic, and any domestic economic impact from the war in Ukraine), from these programs.

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

Because we are now experiencing a continual growing market demand (with the growth temporarily, in our opinion, curtailed by the economic consequences of the ongoing COVID-19 pandemic), we are developing a reseller and distribution channel as a strategy to generate, manage and fulfill demand for our products across market segments, minimizing the requirement for an increase in our staff as we grow our distributor market. We have minimized the concentration on our initial direct sales efforts as our distribution and reseller channels continue to grow internationally and will require appropriate levels of support.

In March 2020, the World Health Organization declared the spread of COVID-19 a pandemic. This outbreak continues to spread throughout the U.S. and around the world. As a result, authorities continue to implement numerous measures to try to contain the virus, including restrictions on travel, quarantines, shelter-in-place orders, business restrictions and complete shutdowns. We are not considered an “essential business” due to the industries and customers we serve. As of, and subsequent to, September 30, 2021, we have been following the recommendations of the CDC and state/local health authorities to minimize exposure risk for our team members during the pandemic, including the temporary closure of our corporate office and having our team members work remotely. During the second quarter of 2021, we reopened our corporate office while continuing to adhere to the guidelines issued by health authorities. Many customers and vendors have transitioned to electronic submission of invoices and payments. The COVID-19 pandemic has resulted in longer response times from potential new customers and certain existing customers. We cannot anticipate the effect that the impairments caused by the COVID-19 pandemic will have on our year end fiscal 2022 results or 2023 results, or the effectiveness and distributions of vaccines, boosters, and their distribution in 2022 and 2023 and changes to mask mandate policies or the shift from a pandemic to an endemic. The pandemic has significantly impacted the economic conditions both in the United States and worldwide, with accelerated effects through the date of this Annual Report, as federal, state and local governments react to the public health crisis, creating significant uncertainties in both the worldwide and the United States economies. The situation is rapidly changing, including the onset of the ongoing most recent and anticipated wave of the virus caused by the B2 Omicron variant and the possibility of other variants over time, and additional impacts to our business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which, the conditions surrounding COVID-19 will change including the timing of lifting any restrictions or office closure requirements. We will continue to evaluate the nature and extent of COVID-19’s impact to our business, consolidated results of operations, financial condition and liquidity, and our results presented herein are not necessarily indicative of the results to be expected for future periods in 2022, 2023, or beyond.

Management believes that cyber security is a growing requirement as the pandemic continues and more people are working remotely as well as using digital forms on a regular basis. Consequently, the market demand, in our estimation, is increasing. However, our Company is also experiencing the impact of the pandemic. Currently our management has limited business operating from our office location and this impedes our ability to take full advantage of the increasing market demand. Many of our current clients have experienced a dramatic slowdown in their business, limiting their ability to have the resources to pay for our services. We still produce revenues and we anticipate, but cannot guarantee, our video conferencing tool, SafeVchat™, which provides authentication and security (using our existing products), will have gained acceptance in the market. Currently, we have companies doing beta testing. During the year ended December 31, 2021, we earned revenues of $74,000 from SafeVchat™ and PrivacyLoK™ and overall revenues of $193,000. We believe, but cannot guarantee, that our sales, partly as a consequence of the new work environment created by the ongoing pandemic and the need for our products, will significantly increase in fiscal 2022 and continue that substantial growth in 2023. We also are encouraged by the $65 billion dollars provided for broadband access to improve internet services that is in the recently enacted federal Infrastructure Bill of 2021, but cannot provide assurance as to how, or if, that will impact our products and services.

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

On May 11, 2021, our filing of an Offering Circular on Form 1-A, pursuant to Regulation A (File Number: 024-11512) was qualified by the Securities and Exchange Commission. We registered 150,000,000 shares of common stock for maximum proceeds of $7,065,000 (after deducting the maximum broker discount and costs of the offering). During the year ended December 31, 2021, we issued 119,666,450 shares of common stock to investors for cash proceeds of $5,602,158, net of fees and commission, pursuant to the May 2021 Offering Circular. In September 2021, we sold 50,000,000 warrant shares for $50,000 to two investors who purchased subscriptions through the Offering Circular. We also awarded 5,000,000 warrant shares to the broker who facilitated the Offering Circular. The warrants vest immediately and have a 5-year term with an exercise price of $0.05 per share.

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

Our Products

StrikeForce is a software development and services company. We own and are seeking to commercially market various identification protection software products that we developed to protect computer networks from unauthorized access, real time, and to protect network owners and users from cyber security attacks and data breaches. Our principal products ProtectID®, GuardedID®, inclusive of our unique CryptoColor® technology and MobileTrust®, are proprietary authentication and keystroke encryption technologies that are intended to eliminate unauthorized access to computer networks and all mobile devices, and to prevent unauthorized individuals from copying (logging) keystrokes. Our newest products, SafeVchat™ Secure Video Conferencing and PrivacyLoK™, are in beta testing and management intends to market them after the beta testing is complete. We already earned revenues from SafeVchat™ and PrivacyLoK™ in 2021. We are increasing our market for our suite of products in the financial services, e-commerce, corporate, healthcare, government and consumer sectors. Our cyber security products are as follows:

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

•

SafeVchat™ is, in our estimation, one of the best and most secure video conferencing products in the marketplace and we believe at a time when it is most needed due to the remote workplace environment brought on by the work conditions arising from the consequences of the COVID-19 pandemic. The product is a two-factor authentication application, with out-of-band authentication capability, including push transactions to cell phones or a one-time passcode, and only invitees to the conference will gain access. The application also runs on any Apple or Android device. and operates on any browser because it does not require an application. SafeVchat™ also has a premium version available which utilizes PrivacyLok™ for added security.

•

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

Our products sometimes include software and hardware that we contractually license from other vendors. These products include additional authentication and telecommunication software devices.

The ProtectID® Cloud Service can be hosted by our service provider (we have a strategic arrangement with a third party SAS70 hosting service) as well as the ProtectID® Out-of-Band and Multi-Factor Platform, which can be installed internally in a customer’s infrastructure or as a hybrid implementation. With the exception of our free redistributable Microsoft software components.

Factors that are considered important to our success include, but are not limited to, the following:

•	Our products address the needs of a broad variety of customers for authentication and cyber security overall. One of the biggest problems facing the world is Cyber Theft, the effects of which, our management contends, total an estimated $221 billion per year in business losses and more recently, based on anecdotal evidence provided to management, stated to be in the trillions going forward (with the full effect of the increased use in remote access due to COVID-19 still undeterminable).

•	For illustration (while historic), in 2011, it was reported that RSA Security’s data was breached from which Lockheed Martin and others were affected and lost millions of dollars. This event caused many companies to look to other means of two-factor authentication, such as Out-of-Band. The RSA Data Breach started with a keylogging virus which our GuardedID® product, management believes, would most likely have prevented.

•	The 2017 Verizon Data Breach report, published in April 2018, stated that 80% of all the data breaches they reported would not have occurred if the corporations used two factor authentications.

•	In February 2015, the New York Times reported that a Global Bank heist occurred in banks around the globe from a keylogger. This was the first known time that a large hack was reported that included a keylogger, which our management believes GuardedID® would have prevented. The article was noted as caused by keystroke encryption in a picture on the front page of the New York Times.

•	The Effectiveness of Our Products: Our products have been designed to provide, we believe, a high available level of security for computer networks and individual users. In particular, we believe that the now Patented “Out-of-Band” authentication process is an innovative technology that will greatly prevent unauthorized access to computer networks and will provide effective security products to drastically reduce the incidence of identity fraud for our customers. We have contractually commenced implementation of our products on a large global scale, yet there can be no assurance that they will function in all aspects as intended. Likewise, a high level of innovation characterizes the software industry and there can be no assurance that our competitors will not develop and introduce a superior product. The effective functioning of our products once deployed is an important factor in our future success.

•	Ability to Integrate our Software with Customer Environments: There are numerous operating systems that are used by computer networks. The ability of a software product to integrate with multiple operating systems is likely to be a significant factor in customer acceptance of particular products. Our ProtectID® operates on an independent Cloud Service platform and is also able to integrate with multiple operating systems and user interfaces for an in-house implementation. ProtectID® has been designed to use multiple authentication devices that are currently on the market (including, but not limited to, biometrics, key-fob tokens, iPhones, iPads, Androids, PDA’s, smart cards, face biometric, fingerprint and other mobile devices). Our ability to integrate our products with multiple existing and future technologies is currently a key factor in the growth of our product’s acceptance and is demonstrated by our success with recent clients and installations. Our GuardedID® product currently operates with Windows Internet Explorer (IE), Firefox, Chrome and Safari browsers and our upgraded Premium version works with almost all applications running on a Windows desktop platform, inclusive of Microsoft Office and the MAC. New features and functions for both products continue to be developed via our research and development. We continue to be live with our MobileTrust® and GuardedID® Mobile SDK products, which work on all Apple and Android devices.

•	Relative Cost: We have attempted to design our products to provide a cost-effective suite of products for financial services, e-commerce, commercial, healthcare, government and direct-consumer customers. Our ability to offer our products at a competitive price is likely in our opinion, to be a key factor in the acceptance of our product as we have seen with many of our clients.

Business Model

We are focusing primarily on developing sales through “channel” relationships in which our products are offered by other manufacturers, distributors, value-added resellers and agents, internationally. In 2016, we added and publicly announced additions to our global distribution sales channel, which provides additional presence for us in the United States, Canada, Europe and Africa. We continue to add additional channel partners, especially on the consumer side and developed a new retail business. We also sell our suite of security products directly from our Edison, New Jersey office, which also augments our channel partner relationships. It is our strategy that these “channel” relationships will provide the greater percentage of our revenues ongoing, as was the case in the past two years. Examples of the channel relationships that we are seeking include already established original equipment manufacturer (“OEM”) and bundled relationships with other security technology and software providers that would integrate or bundle the enhanced security capabilities of ProtectID®, GuardedID® and/or MobileTrust® into their own product lines, including SafeVchat™ and PrivacyLoK™ and our SafeVchat™ API’s, thereby providing greater value to their clients. These would include providers of networking software and manufacturers of computer and telecommunications hardware and software that provide managed services, and multi-level marketing groups, as well as all markets interested in increasing the value of their products and packages, such as financial services software, anti-virus, government integrators and identity theft product companies. We contracted with various new distributors during 2020 and 2021, and we anticipate, but cannot guarantee, an increase in revenues in 2022 and/or 2023 (subject to the impairments caused by the ongoing COVID-19 pandemic and the degree to which the economy rebounds post-pandemic).

We believe, but cannot guarantee, the revenues of SafeVchat™, our secure Video Conferencing Tool, and PrivacyLok™, which adds five levels of security for SafeVchat™, should be profitable during 2022 and beyond, although we cannot guarantee such profitability. While the full effect of the increased use in remote access in employment due to COVID-19 is still undeterminable, it has become evident, in managements estimation, clear that people will be working remotely for a long time, perhaps with some hybrid level of permanence. In a February 2021 New York Times article, Google announced that they will no longer require that their employees to come into the attainment office, as stated in the New York Times, Video conference sales are projected to be over $100 billion, more than double of what was originally projected. We believe that SafeVchat™ and PrivacyLok™ are perfectly timed for introduction into the market and we anticipate, but cannot guarantee, our market share will grow over the next several years.

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

Our primary target markets include financial services such as banks and insurance companies, healthcare providers, legal services, government agencies through integrators, technology platforms, e-commerce-based services companies, telecommunications and cellular carriers, technology software companies, government agencies and consumers, especially for our mobile and keystroke encryption products. We are focusing our concentration on cyber security and data breach strategic problem areas, such as where compliance with financial, healthcare, legal and government regulations are key and stolen passwords are used to acquire private information illegally. In 2020 and 2021, several of our channel partners had pilots and client implementations in place that are expected, although no assurances can be provided, to increase our revenues in 2022 and/or 2023 (subject to the impairments caused by the ongoing COVID-19 pandemic and the degree to which the economy rebounds post-pandemic). There is no guarantee as to the timing and continued success of these efforts.

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

We seek to generate revenues through recurring fees for SafeVchat™, PrivacyLok™, GuardedID® and ProtectID® based on client consumer usage in the financial, healthcare services and legal services markets, as well as enterprises in general. We provide our clients a choice of operating our ProtectID® software internally by licensing it or through our hosted Cloud Service or a hybrid that some clients have implemented and none of our competitors presently offer. GuardedID® requires a download on each and every computer it protects, whether for employees or consumers. We have four GuardedID® products, (i) a standard version which protects browser data entry only, (ii) a premium version which protects almost all the applications running under Microsoft Windows on the desktop, including Microsoft Office Suite and almost all applications running on the desktop, (iii) an Enterprise version which, in addition, provides the Enterprise administrative rights and the use of Microsoft’s Enterprise tools for the product’s deployment, and (iv) an Apple version for all the latest MAC operating systems and for the browsers and entire desktop. Our GuardedID® Mobile SDK (software development kit) is priced for the consumer through the appropriate mobile phone stores, as well as direct, distribution and OEM sales for higher volume enterprises, including volume discounts to the degree allowed by the telecommunications providers. We anticipate, but cannot guarantee, steadily increasing revenues from these product offerings.

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

4. Technology and other providers and resellers, agents and distributors are interested in purchasing and or selling our new SafeVchat™ and PrivacyLok™ products as secure video conferencing products

5. Outside Independent consultants selling our products for commission only, focusing on the video conferencing, healthcare, legal, travel and consumer markets

Intellectual Property

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

On March 28, 2013, the Company initiated patent litigation against PhoneFactor, Inc., a subsidiary of Microsoft Corporation, for alleged infringement of United States Patent No. 7,870,599 (the “‘599 Patent”). The Company filed a separate action against Microsoft Corporation based on its alleged infringement of the ‘599 Patent and two additional patents for out-of-band user authentication (U.S. Patent Nos.: 8,484,698 & 8,713,701). Both actions were filed in the U.S. District Court for the District of Delaware. On January 15, 2016, the litigation was settled and the parties executed a settlement agreement in the form of a Release and License Agreement. The terms and conditions of the Release and License Agreement are confidential except under limited conditions. As a consequence of the Release and License Agreement, the parties have moved to dismiss the action with prejudice, the Company has licensed the patents to Microsoft Corporation, and the Company received a non-disclosable one-time lump sum payment.

In June 2020, we were awarded an International European Patent, Application #14763895.1, for MobileTrust®. While the MobileTrust® International Patent was granted in Europe, the patent application in the United States was rejected.

Our patent attorneys filed our fourth, fifth and sixth “Out of Band” continuation patents. We currently have three patents granted to us for Out-of-Band ProtectID® (Patent Nos.: 7,870,599, 8,484,698 and 8,713,701). MobileTrust® is also covered by our GuardedID® patents. We cannot provide assurances that the latter patents will be granted in fiscal 2022.

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

Business Strategy

Our primary strategy throughout 2022 is to focus on the growth and support of our channel partners, including distributors, resellers and original equipment manufacturers (OEMs) (subject to the impairments caused by COVID-19). Our internal sales team targets potential direct sales in industries that management believes provides the greatest potential for short term sales. These include small to medium sized financial institutions, government agencies, e-commerce, healthcare, legal and enterprise businesses. We are also executing agreements with strategic resellers and distributors for marketing, selling and supporting our products internationally. We primarily work with distributors, resellers and agents to generate the bulk of our sales internationally, realizing that this strategy takes longer to nurture, however it is progressing well. We are starting to realize positive results, however slowly, with our sales channel and anticipate, but cannot guarantee, a successful fiscal 2022, through the sales channel and from our new mobile and GuardedID® MAC, SafeVchat™ and PrivacyLoK™ products with a concentration of sales already contracted. There can be no assurances, however, that we will succeed in implementing our sales strategy. Although management believes that there is an increasingly strong market for our products as the need for cyber security solutions increases globally, we have not generated substantial revenue from the sale of our products and there is no assurance we can secure a market sufficient to permit us to achieve profitability in fiscal 2022 (subject to the impairments caused by the ongoing COVID-19 pandemic and the degree to which the economy rebounds post-pandemic).

Most of the costs that we incur are related to salaries, professional fees, marketing, sales and research & design. Our operations presently require funding of approximately $235,000 per month based on the hiring of four additional sales staff members in 2022. We expect that our monthly cash usage for operations will increase slightly due to contracted and anticipated increased volumes and adding some targeted channel marketing programs. We anticipate that the areas in which we will experience the greatest increase in operating expenses is in marketing, selling, product support, product research and new technology development in the growing cyber security market. We are committed to maintaining our current level of operating costs until we reach the level of revenues needed to absorb any potential increase in costs.

Competition

The software development and services market is characterized by innovation and competition. There are several well-established companies within the authentication market that offer network security systems in our product market and newer companies with emerging technologies. We believe that our multi-patented “Out-of-Band” multi-factor identity authentication platform is an innovative, secure, adaptable, competitively priced, integrated network authentication platform. The main features of ProtectID® include: an open architecture “Out-of-Band” platform for user authentication; operating system independence; biometric layering; soft mobile tokens; mobile authentication; secure website logon; Virtual Private Network (“VPN”) access; domain authentication; newly added Office 365 authentication and multi-level authentication. Unlike other techniques for increased network security, ProtectID® does not rely on a specific authentication device or method (e.g., phone, tokens, smart cards, digital certificates, soft mobile tokens, or biometrics, such as a retinal or fingerprint scan). Rather ProtectID® has been developed as an “open platform” that incorporates an unlimited number of authentication devices and methods. For example, once a user has been identified to a computer network, a system deploying our ProtectID® authentication system permits the “Out-of-Band” authentication of that user by a telephone, iPhone, iPad, PDA, email, hard token, SSL client software, a biometric device such as a voice biometric, or others, before that user is permitted to access the network. By using “Out-of-Band” authentication methods, management believes that ProtectID®, now protected through our ongoing litigation, with plans for additional litigation, provides a competitive product for customers with security requirements greater than typical name and password schemes for virtual private networks and computer systems with multiple users at remote locations, as examples. We also believe that our multi-patented keystroke encryption product, GuardedID®, offers an additional competitive edge for network security and e-commerce applications that should provide greater levels of security and the ability to evolve over time based on newer technologies when made available. There is less competition for the keystroke encryption product and there are no well-established companies in this space, which explains our current growth in pilots and sales for GuardedID®, especially relating to bundled channel partner programs. GuardedID® is critical to help prevent key logging viruses, one of the largest sources of cyberattacks and data breaches. GuardedID® also is protected with three patents.

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

BlockSafe Technologies, Inc.

BlockSafe Technologies, Inc. (“BlockSafe”) was formed on December 1, 2017 in the State of Wyoming. BlockSafe is in the business of providing total cyber security solutions and has the licensee from our company of our desktop anti-malware product called “GuardedID®” and our one of a kind mobile application called “MobileTrust®”. BlockSafe is intended to be developed as an enterprise focused on using our licensed technology in the field of cryptocurrency and its use of blockchains. Small revenues have been generated to date, primarily due to the effects of the ongoing COVID-19 pandemic. There can be no assurances on the success of this project or any profitability arising from BlockSafe.

As of December 31, 2021, no tokens have been developed or issued. There is no assurance as to whether, or at what amount, or on what terms, tokens will be available. Moreover, there can be no assurance how such technology will function, which could expose us to legal and regulatory issues. Cryptocurrency and its use of blockchains is still in the development stage and receiving mixed results. The Securities and Exchange Commission has, in its dissemination of information to the public, expressed that tokens in the United States would be treated as securities pursuant to the Howey Test. This standard has been adopted, in various forms, in numerous other jurisdictions. The European Union and China are contemplating their own form of cryptocurrency and Facebook Libra cryptocurrency recently lost the support of PayPal (see https://www.independent.co.uk/topic/cryptocurrency, which article is not incorporated by reference to this filing). On March 30, 2022, the Securities and Exchange Commission’s Division of Examinations announced its 2022 examination priorities which included the review of the use of crypto-assets as one of its top five priorities for review. This review and any regulatory rules and regulations arising from this review may impact the BlockSafe business. In addition, legal and regulatory developments could render the technology impermissible, which could have a material adverse effect on BlockSafe and us.

At December 31, 2021, noncontrolling interests represents 51% of BlockSafe that we do not directly own. The Company and BlockSafe have a management agreement pursuant to which BlockSafe shall remit a management fee of $36,000 per month to the Company, and when BlockSafe reaches a milestone of $1,000,000 in financing, an additional management fee of $5,000,000 shall be owed to the Company, payable monthly over three years. The management fee is eliminated in consolidation. At December 31, 2021 and 2020, the amount of VIE cash on the accompanying consolidated balance sheets can be used only to settle obligations of BlockSafe, and the amounts of VIE accounts payable, VIE Notes Payable, VIE Accrued Interest, and VIE Financing Obligation have no recourse to the general credit of the Company.

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

In 2018, the Company’s consolidated subsidiary BlockSafe issued promissory notes to investors in the aggregate of $775,500. As part of each promissory note agreement BlockSafe agreed to pay a financing obligation to the note holders equal to the note principal in tokens, as defined, to be issued by BlockSafe. In December 2018, BlockSafe agreed to issue 200,000 cryptocurrency tokens to an unrelated party for receipt of $50,000. In February 2019, the agreement was amended and the unrelated party is to receive an additional 100,000 tokens. No such tokens have been developed or issued as of December 31, 2021.

From February 2019 to March 2019, BlockSafe agreed to issue 450,000 cryptocurrency tokens and 56,250 restricted shares of BlockSafe common stock to four unrelated parties for receipt of $122,500. The tokens or restricted stock of BlockSafe have not been issued as of December 31, 2021.

From March to April 2019, five of the BlockSafe noteholders agreed to convert $295,500 of principal and $19,700 of accrued interest into 1,845,041 cryptocurrency tokens to be issued by BlockSafe. The tokens have not been issued as of December 31, 2021.

We have used the funds received from investors pursuant to the promissory notes for the efforts mentioned below to develop the Tokens and to develop an additional product and prepare it for sale. We currently do not require additional funds for the development efforts.

The steps we have taken to date in our efforts to develop tokens include completing a formal plan for the Tokens, obtaining professional advice regarding the legal implications of developing tokens, and we have a blockchain for our Tokens (BSAFE®). We have not yet finalized a budget for the development of Tokens, we have not yet hired a full development team, we have not yet completed the development of Tokens, and we have not yet developed any payment, trading, or custody platform or infrastructure related to the Tokens. The failure to develop or issue these Tokens as of December 31, 2021 does not constitute an event of default under the promissory notes. It should be noted however that the promissory notes were not repaid pursuant to their terms and are currently in default.

At December 31, 2021, the Company’s consolidated subsidiary, BlockSafe, had recorded a financing obligation of $1,263,000 to be paid in tokens, as defined. At December 31, 2021 and through the date of this filing, BlockSafe. has not completed the development or issued any tokens. At December 31, 2021, as the development of the tokens has not been completed and tokens do not exist, and any amounts received for tokens are not considered equity or revenue, management determined that 100% of the obligation of $1,263,000 is a liability to be settled by BlockSafe., through the issuance of tokens, or through other means if tokens are never issued.

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

Employees

As of fiscal year ended December 31, 2021, we had 10 employees and our relations with employees are good.

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

We have yet to establish any history of profitable operations. For the year ended December 31, 2021, we incurred a net loss of $17,245,000 and used cash in operating activities of $3,063,000, and at December 31, 2021, we had a stockholders’ deficit of $11,589,000. Also, at December 31, 2021, we are in default on notes payable and convertible notes payable in the aggregate amount of $2,867,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2021 with respect to this uncertainty. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities and future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.

At December 31, 2021, we had cash on hand in the amount of $2,084,000. Management estimates that the current funds on hand will be sufficient to continue operations through the next eighteen months. Our ability to continue as a going concern is dependent upon our ability to continue to implement our business plan. Currently, management is attempting to increase revenues by selling through a channel of distributors, value added resellers, strategic partners and original equipment manufacturers. While we believe in the viability of our strategy to increase revenues, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to increase our customer base and realize increased revenues. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, if needed, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

We completed the development of our ProtectID® platform at the end of June 2006, we completed the core development of our keyboard encryption and anti-keylogger product, GuardedID®, in December 2006 and commenced deployment of our new mobile product, MobileTrust® into the mobile stores in 2015. We completed GuardedID® in 2016 and SafeVchat™ and PrivacyLok™ in 2021. Presently, (except for SafeVchat™ and PrivacyLok™ which are in beta testing although we already earned revenues from SafeVchat™ and PrivacyLoK™ in 2021), all of the products are being sold and distributed. Our suite of products is targeted to the financial, e-commerce, corporate, government, healthcare, legal, insurance, technology and retail markets. We seek to locate customers in a variety of ways. These primarily include contracts with value added resellers and distributors (both inside the United States and internationally), direct sales calls initiated by our internal staff, exhibitions at security and technology trade shows, through the media, through consulting agreements, and through our agent relationships. Our sales generate revenue either as an Original Equipment Manufacturer (“OEM”) model, through a Hosting/License agreement, bundled with other company’s products or through direct purchase by distributors and resellers. We price our products for cloud consumer transactions based on the number of transactions in which our software products are utilized. We also price our products for business applications based on the number of users. These pricing models provide our company with one-time, monthly, quarterly and annual recurring revenues with volume discounts. We are also generating revenues from annual maintenance contracts, renewal fees and expect, but cannot guarantee, an increase in revenues based upon the execution of various agreements that we have recently concluded, primarily in the retail and insurance sectors.

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

We plan to grow rapidly, which will place strains on our management team and other Company resources to both implement more sophisticated managerial, operational and financial systems, procedures and controls and to hire, train and manage the personnel necessary to implement those functions. Our staff is currently comprised of ten people and we believe that in order for us to achieve our goals, it will be necessary to further expand our personnel, particularly in the area of sales, support services, technology development and client support. As we grow, we also expect to increase detailed and pertinent internal and administrative controls and procedures, require further product enhancements and customization of our existing products for specific clients, as well as enter new geographic markets. We do not presently have in place the corporate infrastructure common to larger organizations. We do not, for example, have a separate human resources department or purchasing department designed for a larger organization. Some of our key personnel do not have experience managing large numbers of personnel. Substantial expansion of our organization will require the acquisition of additional information systems and equipment, a larger physical space and formal management of human resources. It will require that we expand the number of people within our organization providing additional administrative support (or consider outsourcing) and to develop and implement additional internal controls appropriate for a larger organization. Our experience to date in managing the minimal growth of our Company has been positive, without product failures or breakdowns of internal controls.

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

Our common stock is traded on OTCMarkets.com. The OTCMarkets.com is often highly illiquid. There is a greater chance of volatility for securities that trade on the OTCMarkets.com as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, for the reasons above, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

WE HAVE IDENTIFIED MATERIAL WEAKNESSES IN OUR DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROL OVER FINANCIAL REPORTING.

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As discussed in Item 9A – “Controls and Procedures” of this Form 10-K, we have evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of December 31, 2021.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses we identified are (1) We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the year ended December 31, 2021. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness; (2) Our board of directors has no independent director or member with financial expertise which causes ineffective oversight of our external financial reporting and internal control over financial reporting; (3) We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

COVID-19.

We cannot, at this point, determine the extent to which ongoing COVID-19 pandemic will impact business or the economy as both are highly uncertain and cannot be predicted.

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

In addition, we applied for funding pursuant to the Small Business Administration program. The Paycheck Protection Program provided forgivable funding for payroll and related costs as well as some non-payroll costs. We applied for funding and we received (on April 17, 2020) funding in the amount of $313,000. In June 2021, the April 2020 PPP loan of $313,000 was forgiven by the SBA. Pursuant to ASC 470, Debt, we recorded a gain of $313,000 to extinguish the PPP loan and accrued interest of $4,000. The Economic Injury Disaster Loan provides low-interest, long-term financing. We applied for funding and received (on May 18, 2020) funding in the amount of $150,000. In March 2021, we applied for funding and were approved for a second round of Paycheck Protection Program forgivable financing in the amount of $177,000. In November 2021, the March 2021 PPP loan of $177,000 was forgiven by the SBA. Pursuant to ASC 470, Debt, the Company recorded a gain of $177,000 to extinguish the PPP loan and accrued interest of $1,000.

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

An economic recession had set in from the pandemic in 2020 and continued into 2021. Some companies are not receiving payments and in turn, as a consequence of limited cash flow, are not prepared to purchase our products. COVID-19 has led to some of our customers and potential customers being stricken with the virus causing them to not be able to work for many weeks and therefore causing delays for us in our marketing decisions. This outbreak could decrease spending, adversely affect demand for our products, and harm our business and results of operations. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak or the timing and the degree to which economic recovery will be realized post-pandemic and, consequently, its effects on our business or results of operations, financial condition, or liquidity, at this time.

The global impact of COVID-19 and actions taken to reduce its spread continues to rapidly evolve and we will continue to monitor the situation and the effects on our business and operations closely. We do not yet know the full extent of potential impacts on our business or operations or on the global economy as a whole, particularly if the COVID-19 pandemic continues and persists for an extended period of time. The length of time it may take for global vaccine distribution and more normal economic and operating conditions to resume remains uncertain and the economic recovery period could continue for a prolonged period even after the health risks of the pandemic subside. Given the uncertainty, we cannot reasonably estimate the impact on our future results of operations, cash flows or financial condition. To the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section of this Annual Report. We will continue to evaluate the nature and extent of COVID-19’s impact to our business, consolidated results of operations, financial condition and liquidity, and our results presented herein are not necessarily indicative of the results to be expected for future years.

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

ITEM 2. PROPERTIES

We operate from leased offices located at 1090 King Georges Post Road, Suite #603, Edison, New Jersey 08837. We do not hold any material investments in other real or personal property other than office equipment. We paid a monthly base rent of $4,409 from February 2019 thru January 2020, $4,542 from February 2020 through January 2021 and $4,678 from February 2021 through January 2022. We will pay a monthly base rent of $4,818 from February 2022 thru January 2023 and $4,963 from February 2023 thru January 2024.

ITEM 3. LEGAL PROCEEDINGS

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(A) MARKET INFORMATION

Our registration statement on Form SB-2 was declared effective by the SEC in August 2005 and our shares were approved for listing on the OTC Bulletin Board by the Financial Industry Regulatory Authority (FINRA) in December 2005. Prior to December 2005, there was no public market for the common stock. Our common stock is currently quoted on the OTC Electronic Bulletin Board maintained by OTCMarkets.com (OTCQB) under the symbol “SFOR”. The following sets forth high and low bid price quotations for each calendar quarter during the last fiscal years that trading occurred or quotations were available, calculated based on the result post-prior reverse splits of our common stock. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended:	Low:	High:
March 31, 2020	$0.0008	$0.0033
June 30, 2020	$0.0003	$1.7500
September 30, 2020	$0.0040	$0.1200
December 31, 2020	$0.0023	$0.1499
March 31, 2021	$0.0970	$0.1068
June 30, 2021	$0.0472	$0.0510
September 30, 2021	$0.0635	$0.0860
December 31, 2021	$0.0405	$0.0440

The closing bid price for our shares of common stock on April 11, 2022 was $0.034.

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

(B) HOLDERS

As of April 11, 2022, there were approximately 530 holders of the common stock on record with our transfer agent.

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

(D) RECENT ISSUANCES OF UNREGISTERED SECURITIES

In October 2021, we issued a total of 24,155 shares of restricted common stock, valued at $2,000, to a consultant for services provided relating to a consultant agreement.

In December 2021, we issued a total of 7,500 shares of restricted common stock, valued at $453, relating to a December 2009 retainer agreement with our SEC attorney.

In December 2021, we issued a total of 51,933 shares of restricted common stock, valued at $2,000, to a consultant for services provided relating to a consultant agreement.

In December 2021, we issued a total of 2,400,000 shares of restricted common stock, valued at $106,000, to a consultant for services provided relating to a consultant agreement.

Subsequent issuances:

Subsequent to December 31, 2021, we issued 134,853 shares of common stock for services with a fair value of $6,000.

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

Our MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of our business conditions, results of operations, liquidity and capital resources and contractual obligations. We did not have any off balance sheet arrangements as of December 31, 2020 or 2021.

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

In March 2020, the World Health Organization declared the spread of COVID-19 a pandemic. This outbreak continues to spread throughout the U.S. and around the world. As a result, authorities continue to implement numerous measures to try to contain the virus, including restrictions on travel, quarantines, shelter-in-place orders, business restrictions and complete shutdowns. We are not considered an “essential business” due to the industries and customers we serve. As of, and subsequent to, December 31, 2021, we have been following the recommendations of the CDC and state/local health authorities to minimize exposure risk for our team members during the pandemic, including the temporary closure of our corporate office and having our team members work remotely. During the second quarter of 2021, we reopened our corporate office while continuing to adhere to the guidelines issued by health authorities. Many customers and vendors have transitioned to electronic submission of invoices and payments. The COVID-19 pandemic has resulted in longer response times from potential new customers and certain existing customers. We cannot anticipate the effect that the impairments caused by the COVID-19 pandemic will have on our fiscal 2022 or 2023 results, or the effectiveness and distributions of vaccines, boosters, and their distribution in 2022 and 2023, changes to mask mandate policies and to transitioning from a pandemic to an endemic. The pandemic has significantly impacted the economic conditions both in the United States and worldwide, with accelerated effects through the date of this Annual Report, as federal, state and local governments react to the public health crisis, creating significant uncertainties in both the worldwide and the United States economies. The situation is rapidly changing, including the onset of the ongoing subsequent waves of the virus caused by the possibility of various variants over time, and additional impacts to our business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which, the conditions surrounding COVID-19 will change including the timing of lifting any restrictions or office closure requirements. We will continue to evaluate the nature and extent of COVID-19’s impact to our business, consolidated results of operations, financial condition and liquidity, and our results presented herein are not necessarily indicative of the results to be expected for future periods in 2022, 2023, or beyond.

During the year ended December 31, 2021, we believe the COVID-19 pandemic did impact our operating results as sales to customers were down 7% as compared from the year ended December 31, 2020. However, we have not observed any impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic. At this time, it is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business or results of operations, financial condition, or liquidity.

We have been following the recommendations of health authorities to minimize exposure risk for our team members, including the temporary closure of our corporate office and having team members work remotely. Most customers and vendors have transitioned to electronic submission of invoices and payments.

Management believes that cyber security is a growing requirement as the pandemic continues, more people are working remotely as well as using digital forms on a regular basis. Consequently, the market demand, in our estimation, is increasing. However, our company is also experiencing the impact of the ongoing pandemic. Currently our management is not working from our office location and impedes our ability to take full advantage of the increasing market demand. Many of our current clients have experienced a dramatic slowdown in their business, limiting their ability to have the resources to pay for our services. We still generate revenues and we anticipate, but cannot guarantee, we will have the resources to advance our video conferencing tool, SafeVchat™ and PrivacyLoK™, that provides authentication and encryption (using our existing products), for which we believe will have a great interest in the market. During the year ended December 31, 2021, we earned revenues of $74,000 from SafeVchat™ and PrivacyLoK™ and overall revenues of $193,000.

Our executive office is located at 1090 King Georges Post Road, Suite 603, Edison, NJ 08837. Our telephone number is (732) 661-9641. At December 31, 2021, we had 10 employees. Our Company’s website is www.strikeforcetech.com (we are not including the information contained in our website as part of, nor should the information be relied upon or incorporated by reference into, this report on Form 10-K).

Results of Operations

FOR THE YEAR ENDED DECEMBER 31, 2021 COMPARED TO THE YEAR ENDED DECEMBER 31, 2020

Revenues for the year ended December 31, 2021 were $193,000 compared to $207,000 for the year ended December 31, 2020, a decrease of $14,000 or 6.8%. The decrease in revenues was primarily due to a reduction in the sales of our products with impairments related to the economic consequences of the COVID-19 pandemic. Revenues are derived from software and services.

Cost of revenues for the year ended December 31, 2021 was $27,000 compared to $13,000 for the year ended December 31, 2020, an increase of $14,000, or 108%. The increase resulted from the increased fees related to certain revenues. Cost of revenues are fees related to our revenues, and as a percentage of total revenues for the year ended December 31, 2021 was 14.0% compared to 6.2% for the year ended December 31, 2020.

Research and development expenses for the year ended December 31, 2021 were $566,000 compared to $520,000 for the year ended December 31, 2020, an increase of $46,000 or 8.8%. The increase was primarily due to the increase in salaries and benefits of the personnel conducting research and development. The salaries, benefits and overhead costs of personnel conducting research and development of our software products primarily comprises our research and development expenses.

Compensation, professional fees, and selling, general and administrative (collectively, “SGA”) expenses for the year ended December 31, 2021 were $9,448,000 compared to $2,350,000 for the year ended December 31, 2020, an increase of $7,098,000 or 302%. The increase was due primarily to an increase in employee stock-based compensation and professional fees. SG&A expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock options to employees and other general corporate expenses.

For the year ended December 31, 2021, other expense was $7,397,000 as compared to other expense of $7,412,000 for the year ended December 31, 2020, representing a decrease in other expense of ($15,000), or 0.2%. The decrease was primarily due to decreases in the loss on extinguishment of debt, the change in the fair value of derivative liabilities and debt discount amortization, offset by increases in financing costs.

Our net loss for the year ended December 31, 2021 was $17,245,000 compared to $10,088,000 for the year ended December 31, 2020, an increase of $7,157,000, or 70.9%. The increase was primarily due to the decrease in revenues, increases in employee stock-based compensation, professional fees and financing costs, offset by decreases in the loss on extinguishment of debt, the change in the fair value of derivative liabilities and debt discount amortization.

Liquidity and Capital Resources

Our total current assets at December 31, 2021 were $2,121,000, which included cash of $2,084,000, as compared with $203,000 in total current assets at December 31, 2020, which included cash of $162,000. Additionally, we had a stockholders’ deficit in the amount of $11,589,000 at December 31, 2021 compared to a stockholders’ deficit of $14,342,000 at December 31, 2020. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. We financed our operations during the year ended December 31, 2021 primarily from the sale of common shares for cash for net proceeds of $5,368,000 under the offering pursuant to Regulation A, and we received the second draw SBA Paycheck Protection assistance loan for $177,000.

Subsequent to December 31, 2021, we issued 134,853 shares of common stock for services with a fair value of $6,000.

Subsequent to December 31, 2021, we repaid convertible notes, secured notes payable and accrued interest in the aggregate of $26,000.

Going Concern

We have yet to establish any history of profitable operations. During the year ended December 31, 2021, the Company incurred a net loss of $17,245,000 and used cash in operating activities of $3,063,000, and at December 31, 2021, the Company had a stockholders’ deficit of $11,589,000. In addition, we are in default on notes payable and convertible notes payable in the aggregate amount of $2,867,000. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

At December 31, 2021, the Company had cash on hand in the amount of $2,084,000. Management estimates that the current funds on hand will be sufficient to continue operations through the next twelve months. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan. Currently, management is attempting to increase revenues by selling through a channel of distributors, value added resellers, strategic partners and original equipment manufacturers. While the Company believes in the viability of its strategy to increase revenues, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to increase its customer base and realize increased revenues. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The Company evaluates embedded conversion features within its convertible debt to determine whether the embedded conversion features should be bifurcated from the host instrument and accounted for as a derivative. The fair value of the embedded derivatives are determined using the trinomial/binomial valuation method at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

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

StrikeForce Technologies, Inc.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of

StrikeForce Technologies, Inc.

Edison, NJ

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of StrikeForce Technologies, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended December 31, 2021, the Company incurred a net loss and utilized cash in operations, and at December 31, 2021, had a stockholders’ deficit. In addition, $2,867,000 of notes payable were in default as of that date. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

As discussed in Notes 12 and 13 to the consolidated financial statements, the Company issues stock options and stock warrants to certain officers, employees and consultants as compensation (the “Equity Awards”). The fair values of these Equity Awards were determined as of the grant date using a Black-Scholes Merton option-pricing model (the “Black-Scholes Model”). The selection of the valuation methodology and assumptions utilized in the Black-Scholes Model are based, in part, upon assumptions for which management is required to use judgment, particularly the risk-free interest rate, volatility, and dividend yield.

We identified the valuation of the Equity Awards as a critical audit matter because of the significant judgments made by management to determine the grant date fair values. This required a high degree of auditor judgment and an increased expenditure of effort when performing audit procedures to evaluate the reasonableness of management’s valuation methodology and related assumptions, including the risk-free interest rate, volatility, and dividend yield.

Our audit procedures related to the determination of the fair values of the Equity Awards, including the valuation methodology and related assumptions such as the risk-free interest rate, volatility, and dividend yield, consisted of the following, among others:

•	We obtained an understanding of management’s process over the valuation of the Equity Awards, including those over the determination of the valuation methodology and related assumptions, including the risk-free interest rate, volatility, and dividend yield.

•	We obtained and read the Equity Award agreements and management’s valuation analyses, including supporting schedules and related narrative information.

•	We evaluated management’s valuation methodology, including the selection of the model to determine the fair values of the Equity Awards.

•	We evaluated the reasonableness of management’s valuation assumptions and the underlying source information of significant valuation assumptions, including the risk-free interest rate, volatility, and dividend yield.

•	We assessed whether management’s calculations of the fair values were applied in accordance with the selected methodology, including testing the mathematical accuracy of the valuation analyses.

•	We developed independent estimates for the fair values of the Equity Awards based on assumptions utilized by the Company in its calculations.

We have served as the Company’s auditor since 2015.

/s/ Weinberg & Company, P.A.

Los Angeles, California

April 14, 2022

STRIKEFORCE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash (includes VIE balances of $1,000 and $2,000, respectively)	$2,084,000	$162,000
Accounts receivable, net	24,000	20,000
Prepaid expenses	13,000	21,000

Total current assets	2,121,000	203,000

Property and equipment, net	-	2,000
Operating lease right-of-use asset, net	107,000	157,000
Other assets	12,000	14,000

Total Assets	$2,240,000	$376,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses (includes VIE balances of $2,000 and $3,000, respectively)	$996,000	$1,010,000
Convertible notes payable (net of discount of $0 and $14,000, respectively; including $895,000 and $1,458,000 in default, respectively)	1,398,000	1,469,000
Convertible notes payable - related parties	268,000	298,000
Notes payable (net of discount of $0 and $52,000, respectively; including $1,972,000 and $2,146,000 in default, respectively) (includes VIE balances of $310,000 and $475,000, respectively)	1,972,000	2,250,000
Notes payable - related parties	693,000	952,000
Accrued interest (including $1,497,000 and $1,448,000 due to related parties, respectively) (includes VIE balances of $120,000 and $109,000, respectively)	5,477,000	5,187,000
Contingent payment obligation	1,500,000	1,500,000
Financing obligation (includes VIE balance of $1,263,000 and $1,263,000, respectively)	1,263,000	1,263,000
Operating lease liability, current portion	39,000	38,000
Derivative liabilities	-	163,000

Total current liabilities	13,606,000	14,130,000

Notes payable, long term portion	150,000	463,000
Operating lease liability, long term portion	73,000	125,000

Total Liabilities	13,829,000	14,718,000

Commitments and Contingencies

Stockholders' Deficit
Series A Preferred stock, no par value; 100 shares authorized; 3 shares issued and outstanding	987,000	987,000
Series B Preferred stock par value $0.10: 100,000,000 shares authorized; 36,667 shares issued and outstanding	4,000	4,000
Preferred stock series not designated par value $0.10: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.0001: 4,000,000,000 shares authorized; 955,380,225 and 718,263,338 shares issued and outstanding, respectively	96,000	72,000
Additional paid-in capital	59,788,000	39,814,000
Accumulated deficit	(71,595,000)	(54,396,000)
Total StrikeForce Technologies, Inc. stockholders' deficit	(10,720,000)	(13,519,000)
Noncontrolling interest in consolidated subsidiary	(869,000)	(823,000)

Total Stockholders' Deficit	(11,589,000)	(14,342,000)

Total Liabilities and Stockholders' Deficit	$2,240,000	$376,000

See accompanying notes to the consolidated financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2021	December 30, 2020

Revenue	$193,000	$207,000

Operating expenses:
Cost of revenue	27,000	13,000
Selling, general and administrative expenses	9,448,000	2,350,000
Research and development	566,000	520,000

Total operating expenses	10,041,000	2,883,000

Loss from operations	(9,848,000)	(2,676,000)

Other income (expense):
Interest expense (including $121,000 and $135,000 to related parties, respectively)	(447,000)	(654,000)
Debt discount amortization	(52,000)	(605,000)
Financing costs	(6,569,000)	-
Private placement costs	-	(175,000)
Change in fair value of derivative liabilities	(219,000)	(1,190,000)
Loss on extinguishment of debt, net	(109,000)	(4,841,000)
Other income (expense)	(1,000)	53,000

Other income (expense), net	(7,397,000)	(7,412,000)

Net loss	(17,245,000)	(10,088,000)
Net loss attributable to noncontrolling interest	46,000	45,000

Net loss attributable to StrikeForce Technologies, Inc.	$(17,199,000)	$(10,043,000)

Net loss per common share
-Basic and diluted	$(0.02)	$(0.14)

Weighted average common shares outstanding
-Basic and diluted	868,770,818	73,260,600

See accompanying notes to the consolidated financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at January 1, 2020	3	$987,000	36,667	$4,000	5,905,388	$1,000	$28,675,000	$(44,353,000)	$(778,000)	$(15,464,000)

Common stock issued for cash	-	-	-	-	436,337,203	44,000	932,000	-	-	976,000

Fair value of common stock issued for services	-	-	-	-	6,378,671	1,000	38,000	-	-	39,000

Fair value of vested options	-	-	-	-	-	-	506,000	-	-	506,000

Warrants issued with notes payable accounted for as debt discount	-	-	-	-	-	-	118,000	-	-	118,000

Common stock issued upon conversion of notes payable and accrued interest	-	-	-	-	233,674,842	23,000	9,089,000	-	-	9,112,000

Common stock issued upon conversion of debt settlement	-	-	-	-	35,967,234	3,000	456,000	-	-	459,000

Net loss	-	-	-	-	-	-	-	(10,043,000)	(45,000)	(10,088,000)

Balance at December 31, 2020	3	$987,000	36,667	$4,000	718,263,338	$72,000	$39,814,000	$(54,396,000)	$(823,000)	$(14,342,000)

Common stock issued for cash	-	-	-	-	119,666,450	12,000	5,356,000	-	-	5,368,000

Fair value of common stock issued for services	-	-	-	-	3,365,138	1,000	180,000	-	-	181,000

Fair value of vested options	-	-	-	-	-	-	6,757,000	-	-	6,757,000

Fair value of warrants issued for services	-	-	-	-	-	-	-	-	-	-

Fair value of common stock issued as a financing cost	-	-	-	-	45,150,500	5,000	6,564,000	-	-	6,569,000

Common stock issued upon cashless exercise of warrants	-	-	-	-	12,349,726	1,000	(1,000)	-	-	-

Common stock issued upon cashless exercise of options	-	-	-	-	39,955,655	3,000	(3,000)	-	-	-

Common stock issued upon conversion of notes and accrued interest	-	-	-	-	16,168,589	2,000	1,033,000	-	-	1,035,000

Common stock issued upon conversion of debt settlement	-	-	-	-	460,829	-	88,000	-	-	88,000

Net loss	-	-	-	-	-	-	-	(17,199,000)	(46,000)	(17,245,000)

Balance at December 30, 2021	3	$987,000	36,667	$4,000	955,380,225	$96,000	$59,788,000	$(71,595,000)	$(869,000)	$(11,589,000)

See accompanying notes to the consolidated financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31, 2021	December 31, 2020
Cash flows from operating activities:
Net loss	$(17,245,000)	$(10,088,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,000	7,000
Amortization of discount	52,000	605,000
Fair value of common stock issued for services	181,000	39,000
Fair value of vested options	6,757,000	506,000
Fair value of common stock issued for financing services	6,569,000	-
Change in fair value of derivative liabilities	219,000	1,190,000
Private placement costs	-	173,000
Loss on extinguishment of debt	112,000	4,841,000
Interest expense from debt settlement obligation	-	-
Changes in operating assets and liabilities:
Accounts receivable	(4,000)	-
Prepaid expenses	8,000	(17,000)
Right-of-use asset	51,000	49,000
Accounts payable and accrued expenses	(14,000)	(77,000)
Accrued interest	298,000	562,000
Operating lease liability	(51,000)	(46,000)
Net cash used in operating activities	(3,063,000)	(2,256,000)

Cash flows from investing activities:
Purchases of property and equipment	-	(1,000)
Net cash used in investing activities	-	(1,000)

Cash flows from financing activities:
Proceeds from sale of common stock	5,368,000	976,000
Proceeds from convertible notes payable	-	803,000
Proceeds from notes payable	177,000	673,000
Proceeds from notes payable-related parties	-	263,000
Repayment of convertible note payable	(40,000)	(43,000)
Repayment of notes payable	(231,000)	(274,000)
Repayment of convertible notes payable-related parties	(30,000)	-
Repayment of notes payable-related parties	(259,000)	(54,000)
Net cash provided by financing activities	4,985,000	2,344,000

Net decrease in cash	1,922,000	87,000

Cash at beginning of the year	162,000	75,000

Cash at end of the year	$2,084,000	$162,000

Supplemental disclosure of cash flow information:
Interest paid	$120,000	$85,000
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing transactions
Fair value of derivative upon issuance of convertible debt recorded as debt discount	$-	$744,000
Common stock issued for conversion of notes and accrued interest	$1,035,000	$9,112,000
Convertible note, accrued interest, and accounts payable assumed by debt settlement obligation	$-	$198,000
Common shares issued upon conversion of debt settlement	$88,000	$459,000
Convertible note and accrued interest exchanged for common stock	$-	$1,180,000
Warrants issued with convertible notes	$-	$118,000

See accompanying notes to the consolidated financial statements.

StrikeForce Technologies, Inc.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

Note 1 - Organization and Summary of Significant Accounting Policies

StrikeForce Technologies, Inc. (the “Company”) is a software development and services company that offers a suite of integrated computer network security products using proprietary technology. The Company’s operations are based in Edison, New Jersey.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended December 31, 2021, the Company incurred a net loss of $17,245,000 and used cash in operating activities of $3,063,000 and at December 31, 2021, the Company had a stockholders’ deficit of $11,589,000. Also, at December 31, 2021, the Company is in default on notes payable and convertible notes payable in the aggregate amount of $2,867,000. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2021, the Company had cash on hand in the amount of $2,084,000. Management estimates that the current funds on hand will be sufficient to continue operations through the next twelve months. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan. Currently, management is attempting to increase revenues by selling through a channel of distributors, value added resellers, strategic partners and original equipment manufacturers. While the Company believes in the viability of its strategy to increase revenues, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to increase its customer base and realize increased revenues. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

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

At December 31, 2021, noncontrolling interests represents 51% of BST that the Company does not directly own. The Company and BST have a management agreement pursuant to which BST shall remit a management fee of $36,000 per month to the Company, and when BST reaches a milestone of $1,000,000 in financing, an additional management fee of $5,000,000 shall be owed to the Company, payable monthly over three years. The management fee is eliminated in consolidation. At December 31, 2021 and 2020, the amount of VIE cash on the accompanying consolidated balance sheets can be used only to settle obligations of BST, and the amounts of VIE accounts payable, VIE Notes Payable, VIE Accrued Interest, and VIE Financing Obligation have no recourse to the general credit of the Company.

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

During the years ended December 31, 2021 and 2020, the Company believes the COVID-19 pandemic did impact its operating results. For the years ended December 31, 2021 and 2020, sales to customers decreased by 7% and 73%, respectively, as compared to the prior year. However, the Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

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

Cost of revenue includes direct costs and fees related to the sale of our products.

The following tables present our revenue disaggregated by major product and service lines:

	Year ended
	December 31, 2021	December 31, 2020
Software	$193,000	$200,000
Service	-	7,000
Total revenue	$193,000	$207,000

Accounts Receivable

Accounts receivable consist of trade amounts due from customers, and are recorded at invoiced amounts. The Company maintains an allowance for doubtful accounts receivable based upon our business customers’ financial condition and payment history, and our historical collection experience and expected collectability of accounts receivable. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded. At December 31, 2021 and 2020, the allowance for doubtful accounts was $20,000 and $20,000, respectively.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets as follows:

Estimated Useful Life (Years)

Computer equipment	5
Computer software	3
Furniture and fixture	7
Office equipment	7

Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations. Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2021 and 2020, the Company did not recognize any impairment for its property and equipment.

Impairment of Long-lived Assets

The Company reviews its property and equipment, right-of-use assets, and other long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. For the years ended December 31, 2021 and 2020, the Company had no impairment of long-lived assets.

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

Leases

We lease our corporate office space under a lease agreement with monthly payments over a period of 60 months. Pursuant to ASC 842, Leases, lease assets are presented as operating lease right-of-use assets and the related liabilities are presented as lease liabilities in our consolidated balance sheets (see Note 11).

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

As of December 31, 2020, the Company’s balance sheet includes Level 2 liabilities comprised of the fair value of embedded derivative liabilities of $163,000 (see Note 10).

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The Company evaluates embedded conversion features within its convertible debt to determine whether the embedded conversion features should be bifurcated from the host instrument and accounted for as a derivative. The fair value of the embedded derivatives are determined using the trinomial/binomial valuation method at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

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

	Year ended
	December 31, 2021	December 31, 2020
Options to purchase common stock	83,133,001	58,133,001
Warrants to purchase common stock	68,981,234	27,405,476
Convertible notes	21	1,156,304
Convertible Series B Preferred stock	1,255,638	791,170
Total	153,369,894	87,485,950

Advertising, Sales and Marketing Costs

Advertising, sales and marketing costs are expensed as incurred and are included in sales and marketing expenses. For the years ended December 31, 2021 and 2020, advertising, sales and marketing expenses were $103,000 and $2,000, respectively.

Research and Development Costs

Costs incurred for research and development are expensed as incurred. The salaries, benefits, and overhead costs of personnel conducting research and development of the Company’s software products comprise research and development expenses. Purchased materials that do not have an alternative future use are also expensed. For the years ended December 31, 2021 and 2020, research and development costs were $566,000 and $520,000, respectively.

Concentrations

For the year ended December 31, 2021, sales to three customers comprised 36%, 32% and 19% of revenues, respectively. For the year ended December 31, 2020, sales to two customers comprised 72% and 15% of revenues, respectively. At December 31, 2021, two customers comprised 65% and 14% of accounts receivable, respectively. At December 31, 2020, three customers comprised 50%, 24% and 10% of accounts receivable, respectively.

The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits. At December 31, 2021, the Company had cash deposits that exceeded the federally insured limit of $250,000 per account. The Company believes that no significant concentration of credit risk exists with respect to its cash balances because of its assessment of the creditworthiness and financial viability of the financial institution.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 will require companies to recognize and measure contract assets and contract liabilities relating to contracts with customers that are acquired in a business combination in accordance with ASC 606. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted this ASU as of January 1, 2022 on a prospective basis and the adoption impact of the new standard will depend on the magnitude of future acquisitions. The standard will not impact acquired contract assets or liabilities from business combinations occurring prior to the adoption date.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 2 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	December 31, 2021	December 31, 2020
Computer equipment	$82,000	$82,000
Computer software	44,000	44,000
Furniture and fixtures	10,000	10,000
Office equipment	17,000	17,000
	153,000	153,000
Less accumulated depreciation	(153,000)	(151,000)
	$-	$2,000

Depreciation expense for the years ended December 31, 2021 and 2020 was $2,000 and $4,000, respectively.

Note 3 - Convertible Notes Payable

Convertible notes payable consisted of the following:

	December 31, 2021	December 31, 2020
Secured
(a) Convertible notes due to AL-Bank, in default at December 31, 2020	$503,000	$543,000

Unsecured
(b) Convertible notes with fixed conversion features, in default	895,000	895,000
(c) Convertible notes with adjustable conversion features, $20,000 in default at December 31, 2020	-	45,000
Total convertible notes principal outstanding	1,398,000	1,483,000
Debt discount	-	(14,000)
Convertible notes, net of discount	$1,398,000	$1,469,000

(a)

During fiscal 2005, the Company issued notes payable to DART/Citco Global in the aggregate of $543,000. The notes bear interest at an average rate of 7.5% per annum, matured in December 2010, convertible to common shares at a fixed conversion price of $3.25 per share, as adjusted for applicable reverse stock splits, and secured by all of the Company’s assets. In fiscal 2009, the note holders agreed to the forbearance of any interest on the notes payable to DART/Citco Global. In August 2021, the notes were assigned to Aktieselskabet Arbejdernes Landsbank (“AL-Bank”), a financing institution based in Denmark. In September 2021, the Company executed a repayment agreement with AL-Bank whereby the Company shall make monthly payments of $10,000 to AL-Bank, starting in October 2021 and ending in January 2025, for a total of $400,000. Once the payments are made in full in accordance with the repayment agreement, the remaining balance of $143,000 shall be forgiven and will be accounted at that time. During the year ending December 31, 2021, $40,000 was repaid relating to the agreement.

At December 30, 2021 and 2020, the outstanding balance of convertible notes payable amounted to $503,000 and $543,000, respectively.

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

At December 31, 2021 and 2020, the outstanding balance of convertible notes payable amounted to $895,000, respectively and is deemed in default.

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

During the year ended December 31, 2021, the remaining notes payable of $45,000 plus unpaid interest and fees of $4,000, for a total of $49,000, were converted into 16,168,589 shares of the Company’s common stock with a fair value of $1,035,000. The Company followed the general extinguishment model to record the conversion and settlement of the debt. Notes payable, accrued interest and fees converted totaled $49,000, the related unamortized debt discount totaled ($14,000), and the derivative liability related to the conversion option of these notes, after final valuation, amounted to $382,000. The fair value of the common shares issued amounted to $1,035,000 and the difference between the total debt settled and fair value of the common shares issued amounted to $618,000 and was recorded as loss on extinguishment of debt.

At December 31, 2021, the Company had no more convertible notes with adjustable conversion prices outstanding.

Note 4 - Convertible Notes Payable – Related Parties

In prior years, the Company issued unsecured convertible notes to related parties/officers in exchange for cash and/or services rendered. Certain notes payable are due to the Company’s Chief Executive Officer (CEO) and have a compounded interest rate of 8% per annum. The aggregate notes are convertible into less than one share of the Company’s common stock at fixed conversion prices adjusted for applicable reverse stock splits. As of December 31, 2020, the outstanding balance of the notes payable amounted to $298,000.

During the year ended December 31, 2021, notes payable aggregating $30,000 were repaid. In addition, the CEO extended the maturity date of these convertible notes payable to December 31, 2022 with no changes to the original terms of the notes payable or any additional compensation.

At December 31, 2021, the balance of convertible notes payable-related parties totaled $268,000.

Note 5 - Notes Payable

Notes payable consisted of the following:

	December 31, 2021	December 31, 2020
Unsecured notes
(a) Notes payable- $1,639,000 in default	$1,639,000	$1,699,000
(b) Notes payable issued by BST-in default	310,000	475,000
(c) Note payable-PPP loan	-	313,000
(d) Note payable-EID loan	150,000	150,000

Secured notes payable
(e) Notes payable - $23,000 in default at December 31, 2021	23,000	128,000
Total notes payable principal outstanding	2,122,000	2,765,000
Debt discount	-	(52,000)
Less current portion of notes payable, net of discount	(1,972,000)	(2,250,000)
Long term notes payable	$150,000	$463,000

(a)

In previous years, the Company issued notes payable in exchange for cash. The notes are unsecured, bear interest at a rate of 8% through 14% per annum and matured starting in fiscal 2011 up to November 2021. As of December 31, 2020, the outstanding balance of these notes payable amounted to $1,699,000 and unamortized debt discount of $52,000.

During the year ended December 31, 2021, $60,000 of the notes were paid and the Company amortized the debt discount of $52,000. At December 31, 2021, the outstanding balance of the notes payable was $1,639,000 and deemed in default

(b)

In fiscal 2018, the Company’s consolidated subsidiary BlockSafe, issued promissory notes in exchange for cash. The notes are unsecured, bearing interest at a rate of 8% per annum, and matured in September 2019. At December 31, 2020, the outstanding balance of the notes payable amounted to $475,000.

During the year ended December 31, 2021, $65,000 of the notes were paid, and a note holder agreed to exchange $100,000 of notes payable for 460,829 shares of the Company’s common stock with a fair value of $88,000 (see Note 12). As a result, the Company recognized a gain on extinguishment of debt of $12,000 to account for the difference between the note payable settled and fair value of the common stock issued.

At December 31, 2021, the outstanding balance of the notes payable amounted to $310,000 and are deemed in default.

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

During the year ended December 31, 2021, the PPP loans in the aggregate of $490,000 and accrued interest of $5,000 were forgiven by the SBA and was accounted as a gain on debt extinguishment pursuant to ASC 470, Debt.  As of December 31, 2021, the Company had no PPP loans outstanding.

(d)

On May 15, 2020, the Company received a $150,000 loan (the “EID Loan”) from the SBA under the SBA’s Economic Injury Disaster Loan program. The EID Loan has a thirty-year term and bears interest at a rate of 3.75% per annum. Monthly principal and interest payments of $250 per month are deferred for twenty four months and will commence in June 2022. The EID Loan may be prepaid at any time prior to maturity with no prepayment penalties. The proceeds from the EID Loan must be used for working capital. The EID Loan contains customary events of default and other provisions customary for a loan of this type.

Outstanding balance of the note payable as of December 31, 2021 and 2020 amounted to $150,000, respectively. The Company was in compliance with the terms of the EID loan as of December 31, 2021.

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

During the year ended December 31, 2021, the Company made principal payments of $105,000.

At December 31, 2021, the outstanding balance of the secured notes payable was $23,000 and is deemed in default. The Company and the note holder are in negotiations to extend the due date of the note.

Note 6 - Notes Payable – Related Parties

Notes payable-related parties notes represent notes payable to the Company’s Chief Executive Officer (CEO) ranging in interest rates of 0% per annum to 10% per annum. The notes are unsecured and the outstanding balance of these notes payable at December 31, 2020 amounted to $952,000.

During the year ended December 31, 2021, the Company made payments of $259,000. In addition, the CEO extended the maturity date of these notes payable to December 31, 2022 with no changes to the original terms of the notes payable or any additional compensation.

At December 31, 2021, the balance of notes payable-related parties totaled $693,000 which are all due to the Company’s CEO.

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

At December 31, 2021 and 2020, the outstanding balance of financing obligations amounted to $1,263,000, respectively, to be paid in tokens, as defined. At December 31, 2021 and through the date of filing, BST has not developed or issued any tokens and there is no assurance as to whether, or at what amount, or on what terms, tokens will be available to be issued, if ever. At December 31, 2021, as the tokens do not exist, and any amounts received for tokens are not considered equity or revenue, management determined that 100% of the obligation of $1,263,000 is a liability to be settled by BST, through the issuance of tokens, or through other means if tokens are never issued.

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

At December 31, 2021 and 2020, the Company has reflected the $1,500,000 received from the Funders as a contingent payment obligation to be paid only if claim proceeds are recovered.

Note 9 – Debt Settlement Obligation

On May 13, 2020, the Company entered into a settlement agreement with Continuation Capital, Inc. (“Continuation”). Continuation paid $198,000 owed to Company creditors, including $140,000 of convertible debt and accrued interest due to a related party (see Note 4), $29,000 of secured notes payable and accrued interest (see Note 5) and $29,000 of accounts payable. In exchange, the Company issued 35,967,234 shares of common stock to Continuation with a fair value of $459,000. The Company accounted this transaction in accordance with ASC 480-10 and the debt settled was measured at fair value. As a result, the Company recorded a loss on debt extinguishment $261,000 to account for the difference between the carrying value of the debt settled and the fair value of the common shares issued to Continuation.

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

The derivative liability was valued using the trinomial/binomial valuation method. At December 31, 2020, the balance of the derivative liabilities was $163,000.

During the year ended December 31, 2021, the corresponding convertible notes payable were converted to equity (see Note 3 and 10). Pursuant to current accounting guidelines, the Company determined the final fair value of the derivative liability which amounted to $382,000 and as a result, the Company recorded a change in fair value of $219,000. The Company also extinguished the derivative liability of $382,000 as part of loss on debt extinguishment in accordance with current accounting guidelines. At December 31, 2021, the Company has no more instruments accounted as derivative liabilities.

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

The following table sets forth a summary of the changes in the estimated fair value of our embedded derivative during the years ended December 31, 2021 and 2020:

	Year ended December 31, 2021	Year ended December 31, 2020
Fair value at beginning of year	$163,000	$1,516,000
Recognition of derivative liabilities upon initial valuation	-	917,000
Extinguishment of derivative liabilities	(382,000)	(3,460,000)
Net change in the fair value of derivative liabilities	219,000	1,190,000
Fair value at end of year	$-	$163,000

Note 11 - Operating Lease

In January 2019, the Company entered into a noncancelable operating lease for its office headquarters requiring payments of approximately $4,000 per month, payments increasing 3% each year, and ending on January 31, 2024. We determine if an arrangement is a lease at inception. Lease assets are presented as operating lease right-of-use assets and the related liabilities are presented as lease liabilities in our consolidated balance sheets pursuant to ASC 842, Leases.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Year ended December 31, 2021	Year ended December 31, 2020
Lease Cost
Operating lease cost (included in general and administration in the Company’s statement of operations)	$56,000	$56,000

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2021 and 2020	$55,000	$55,000
Weighted average remaining lease term – operating leases (in years)	3.1	3.1
Average discount rate – operating leases	10.0%	10.0%

The supplemental balance sheet information related to leases for the period is as follows:

At December 31, 2021
Operating leases
Long-term right-of-use assets	$107,000

Short-term operating lease liabilities	$39,000
Long-term operating lease liabilities	73,000
Total operating lease liabilities	$112,000

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
2022	58,000
2023	59,000
2024	5,000
Total lease payments	122,000
Less: Imputed interest/present value discount	(10,000)
Present value of lease liabilities	$112,000

Lease expenses were $56,000 and $56,000 during the years ended December 31, 2021 and 2020, respectively.

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

At December 31, 2021 and 2020, there were 36,667 shares of Series B Preferred Stock outstanding. There were no issuances of Series B Preferred stock during fiscal 2021 and 2020.

Common Stock

During the year ended December 31, 2021, the Company issued an aggregate of 139,661,006 shares of its common stock as follows:

•

During the year ended December 31, 2021, pursuant to our offering under Regulation A, the Company issued 119,666,450 shares of common stock in exchange for cash of $5,368,000, net of direct fees and commission. As part of the offering, the Company also issued warrants to certain investors and placement agent to purchase 55 million shares of common stock. The warrants are fully vested, exercisable at $0.05 per share and will expire in five years.

•

The Company issued 3,365,138 shares of its common stock for services, with a fair value of $176,000. The common shares were valued at the respective date of issuances. Included in this issuance was 500,000 shares of common stock with a fair value of $36,000, for the purchase of a complimentary business, Cybersecurity Risk Solutions, LLC. At the date of acquisition, Cybersecurity Risk Solutions, LLC had nominal assets and liabilities, no revenues and limited operating history. Furthermore, the Company also determined that the acquisition did not meet the requirement of a significant acquisition pursuant to the regulations of the Securities and Exchange Commission.

•	The Company issued 16,168,589 shares of common stock with a fair value of $1,035,000 upon conversion of convertible notes payable and accrued interest (see Note 3).

•	The Company issued 460,829 shares of common stock with a fair value of $88,000 as debt settlement (see Note 5).

During the year ended December 31, 2020, the Company issued an aggregate of 712,431,992 shares of its common stock as follows:

•	In November 2020, the Company sold 436,337,203 shares of common stock for net proceeds of $976,000 in an offering under Regulation A.

•	The Company issued 6,378,671 shares of its common stock for services, with a fair value of $39,000. The common shares were valued at the respective date of issuances.

•	The Company issued 233,748,884 shares of common stock upon conversion of convertible notes payable and accrued interest (see Note 3).

•	The Company issued 35,967,234 shares of common stock upon conversion of debt settlement (see Note 9).

•	In December 2020, a decrease of the Company’s authorized common stock to 4,000,000,000 shares was authorized.

Warrants

In January and July 2020, in connection with the issuance of convertible notes that aggregated $100,000 (see Note 3) and a promissory note of $60,000 (see Note 5), the Company issued warrants to purchase 27,304,901 shares of the Company’s common stock. The warrants were exercisable immediately, at exercise prices from $0.0045 to $0.75 per share, and expire in 5 years. The warrants are classified within stockholders’ deficit, and the proceeds were allocated between the notes and warrants based on their relative fair value. The relative fair value of the warrants was determined to be $118,000 and was recorded as debt discount and additional paid-in-capital.

During the year ended December 31, 2021, pursuant to the terms of the warrant grant, 13,333,333 warrant shares were exercised on a cashless basis in exchange for 12,349,726 shares of common stock. In addition, 90,908 warrant shares granted to a financing entity in fiscals 2019 and 2020 as part of a financing transaction was exercised. As a result of the exercise, the Company issued 45,150,500 shares of common stock with a fair value of $6,569,000. The common shares issued were valued at the date of issuance and recorded as a finance cost.

The table below summarizes the Company’s warrant activities for the years ended December 31, 2021 and 2020:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, January 1, 2020	100,574	$0.75-2.90	$1.1185
Granted	27,304,901	0.0045	0.0045
Canceled/Expired	-	-	-
Exercised	-	-	-
Balance, January 1, 2021	27,405,475	0.0045-2.90	0.011676
Granted	55,000,000	0.05	$0.05
Canceled/Expired	-	-	-
Exercised	(13,424,241)	-	-
Balance, December 31, 2021	68,981,234	$0.0045-2.90	$0.042114

Balance outstanding and exercisable, December 31, 2021	68,981,234	$0.0045-2.90	$0.042114

At December 31, 2021 and 2020, the intrinsic value of the warrants amounted to $473,000 and $0, respectively.

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2021:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.0045	13,349,242	4.00	$0.0045

$0.085	588,235	4.00	$0.085

$0.05	55,000,000	5.00	$0.05

$0.75	26,515	3.00	$0.75

$2.90	17,241	3.00	$2.90

$0.0045 - $2.90	68,981,234	4.00	$0.042114

Note 13 – Stock Options

In November 2012, the stockholders approved the 2012 Stock Option Plan for the Company’s employees, effective January 3, 2013. The number of shares authorized for issuance under the plan was 100,000,000 and was increased to 400,000,000 in November 2017 by unanimous consent of the Board of Directors.

During the year ended December 31, 2020, the Company granted options to purchase an aggregate of 57,500,000 shares of its common stock to employees. The options have an exercise price of $0.005 per share, vest over six months, and expire in 10 years, with a total fair value of approximately $3,853,000 using the Black-Scholes Merton option pricing model. The fair value of the options was determined using a Black-Scholes Merton option pricing model based on the following assumptions: (i) volatility rate of 604%, (ii) discount rate of 0.95%, (iii) zero expected dividend yield, and (iv) expected life of 10.00 years. The Company recognized stock compensation expense of $506,000 to account the fair value of options that vested during the period. As of December 31, 2020, the unamortized stock compensation amounted to approximately $3.6 million which was recognized in fiscal 2021.

In February 2021, 12,250,000 unvested options granted in fiscal 2020 were modified and such options became fully vested. Pursuant to current accounting guidelines, the Company remeasured the fair value of these options and determined their fair value to be $3,675,000 and was recorded as stock compensation expense.

During the year ended December 31, 2021, the Company recorded additional stock compensation expense of $2,712,000 to account for options granted in the prior year that vested. In addition, the Company also issued 39,955,655 shares of the Company’s common stock upon cashless exercise of 42,500,000 options. The Company also granted options to purchase an aggregate of 67,500,000 shares of its common stock to employees. The options have an exercise price of $0.005 per share for 2,500,000 option shares and $0.0375 for 65,000,000 option shares, vest over six months, and expire in 10 years, with a total fair value of approximately $5,400,000 using the Black-Scholes Merton Option Pricing model. The fair value of the options was determined using a Black-Scholes Merton Option Pricing model based on the following assumptions: (i) volatility rate of 137%, (ii) discount rate of 1.46%, (iii) zero expected dividend yield, and (iv) expected life of 10.00 years. The Company recognized stock compensation expense of $368,000 to account for the fair value of options that vested during the period. As of December 31, 2021, the unamortized stock compensation amounted to approximately $5,032,000 which will be recognized in fiscal 2022.

The table below summarizes the Company’s stock option activities for the period January 1, 2020 to December 31, 2021:

	Number of Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Balance, January 1, 2020	633,001	$2.05-1,121,250,000	$2.93

Granted	57,500,000	0.0005	0.0005
Exercised	-	-	-
Expired	-	-	-
Balance, December 31, 2020	58,133,001	0.0005-1,121,250,000	0.03704

Granted	67,500,000	0.005-0.0375	0.0104
Exercised	(42,500,000)	-	-
Expired	-	-	-
Balance outstanding, December 31, 2021	83,133,001	$0.005-1,121,250,000	$0.0274
Balance exercisable, December 31, 2021	20,236,826	$0.005-1,121,250,000	$0.0274

At December 31, 2021 and 2020, the intrinsic value of outstanding options was $3,225,000 and $0, respectively.

The following table summarizes information concerning the Company’s stock options as of December 31, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$1,121,250,000	1	2	$1,121,250,000	1	1	$1,121,250,000
$2.85	126,000	7	2.85	126,000	6	2.85
$3.125	392,000	6	3.125	392,000	5	3.125
$2.05	115,000	9	2.05	115,000	8	2.05
$0.0375	65,000,000		0.0375	3,551,913	10	0.0375
$0.005	17,500,000	10	0.005	16,051,912	10	0.005
$0.005 – 1,121,250,000	83,133,001	6.8	$0.03704	20,236,826	6.8	$0.0274

Note 14 - Income Tax Provision

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows for the year ended:

	December 31, 2021	December 31, 2020

Federal statutory income tax rate	21.0%	21.0%
State tax, net of federal benefit	7.0%	5.0%

Change in valuation allowance on net operating loss carry-forwards	(28.0)	(26.0)

Effective income tax rate	0.0%	0.0%

Deferred tax assets consist of the following:

	December 31, 2021	December 31, 2020
Net deferred tax assets:
Stock-based compensation	$2,698,000	$702,000
Private placement costs	394,000	366,000
Operating lease liability	31,000	42,000
Loss on extinguishment of debt	1,858,000	1,697,000
Net operating loss carryforwards	6,494,000	5,946,000
Deferred tax assets	11,475,000	8,753,000
Less valuation allowance	(11,475,000)	(8,753,000)

The provisions of ASC Topic 740, Accounting for Income Taxes, require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. For the years ended December 31, 2021 and 2020, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was more likely than not that the net deferred tax assets were not fully realizable. Accordingly, the Company established a full valuation allowance against its net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

At December 31, 2021 and 2020, the Company had available Federal and state net operating loss carryforwards (“NOL”s) to reduce future taxable income. For Federal NOL purposes approximately $23.0 million and $21.4 million was available at December 31, 2021 and 2020. For state NOL purposes approximately $9.8 million and $12.5 million was available at December 31, 2021 and 2020, respectively. The Federal carryforwards expire on various dates through 2040 and the state carryforwards expire through 2040. Due to restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s NOL may be limited as a result of changes in stock ownership. NOLs incurred subsequent to the latest change in control are not subject to the limitation.

The Company’s operations are based in New Jersey and it is subject to Federal and New Jersey state income tax. Tax years after 2015 are open to examination by United States and state tax authorities.

The Company adopted the provisions of ASC 740, which requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. ASC 740 also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions. As of December 31, 2021 and 2020, no liability for unrecognized tax benefits was required to be recorded or disclosed.

and $, respectively.

Note 15 – Subsequent Events

Subsequent to December 31, 2021, the Company issued 134,853 shares of common stock for services with a fair value of $6,000.

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

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (CFO) of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2021. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the following material weaknesses:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the year ended December 31, 2021. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS.

The following sets forth our executive officers and/or Directors, their ages, and all offices and positions held with us.

Name	Age	Position
Mark L. Kay	73	Chief Executive Officer and Chairman of the Board of Directors
Philip E. Blocker	65	Chief Financial Officer
Ramarao Pemmaraju	61	Chief Technical Officer and Director
George Waller	64	Executive Vice President and Marketing Director

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

During fiscal 2021, our Board of Directors met twelve times. The Board of Directors also uses written resolutions to deal with certain matters and, during fiscal 2021, thirty-nine written resolutions were signed by a majority of the Directors.

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

30

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following information is related to the compensation paid, distributed, or accrued by us for the fiscal years ended December 31, 2021 and 2020 to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”). The foregoing persons are collectively referred to in this Form 10-K as the “Named Executive Officers.” Compensation information is shown for the years ended December 31, 2021 and 2020:

					Incentive Plan Option	Securities	Nonqualified Deferred
				Stock	Awards	Underlying	Compensation	All Other
Name/ Principal		Salary	Bonus	Awards	(Vested)	Options/SARs	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Mark L. Kay	2021	161,000	10,000	-	662,000	-	-	-	833,000
Chief Executive Officer	2020	158,000	6,000	-	51,000	-	-	-	215,000

George Waller	2021	161,000	10,000	-	662,000	-	-	-	833,000
Executive Vice President	2020	160,000	6,000	-	51,000	-	-	-	217,000

Ramarao Pemmeraju	2021	161,000	10,000	-	2,729,000	-	-	-	2,900,000
Chief Technology Officer	2020	161,000	6,000	-	51,000	-	-	-	218,000

On July 31, 2010, Philip E. Blocker was appointed our Chief Financial Officer. Mr. Blocker is not our employee. He received fee payments of $2,000 in 2021 and $2,000 in 2020. Mr. Blocker received no option awards in 2021 or 2020.

Outstanding Option Awards at Year End

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested, and equity-incentive plan awards outstanding at December 31, 2021 for each Named Executive Officer and/or Director:

Outstanding Equity Awards At Fiscal Year-End Table
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mark L. Kay	1	-	-	$1,121,250,000	01/03/23	-	-	-	-
	72,000	-	-	$3.125	09/28/26	-	-	-	-
	20,000	-	-	$2.85	12/21/27
	20,000	-	-	$2.05	12/17/29
	546,448	9,453,552	-	$0.0375	12/22/31
	10,000,000	-	-	$0.005	12/18/30

George Waller	1	-	-	$1,121,250,000	01/03/23	-	-	-	-
	72,000	-	-	$3.125	09/28/26	-	-	-	-
	20,000	-	-	$2.85	12/21/27
	20,000	-	-	$2.05	12/17/29
	546,448	9,453,552	-	$0.0375	12/22/31

Ramarao Pemmaraju	1	-	-	$1,121,250,000	01/03/23	-	-	-	-
	72,000	-	-	$3.125	09/28/26	-	-	-	-
	20,000	-	-	$2.85	12/21/27
	20,000	-	-	$2.05	12/17/29
	546,448	9,453,552	-	$0.0375	12/22/31

Option Exercises and Stock Vested Table

None.

Pension Benefits Table

None.

Non-Qualified Deferred Compensation Table

None.

All Other Compensation Table

None.

Perquisites Table

None.

Director Compensation

All three of our directors were also our executive officers through December 31, 2021. Our directors did not receive any separate compensation for serving as such during fiscal 2021.

Non-Director Compensation

In April 2021, Will Lynch was hired as the Director of Channel Distribution and not as a Named Executive Officer. A Director of Channel Distribution develops, services, and grows relationships with clients. Mr. Lynch has an annual salary of $100,000 and will also receive 2% net of all Channel sales. Mr. Lynch reports to our Executive Vice President and Marketing Director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Share Ownership of Certain Beneficial Owners

The following table sets forth certain information as of December 31, 2021, with respect to the shares of common stock beneficially owned by: (i) each director; (ii) each executive officer; (iii) all current executive officers (regardless of salary and bonus level) and directors as a group; and (iv) each person or entity known by us to beneficially own more than 5% of our outstanding common stock. The address for each director and executive officer is 1090 King Georges Post Road, Suite 603, Edison, New Jersey 08837. Unless otherwise indicated, the shareholders listed in the table below have sole voting and investment powers with respect to the shares indicated:

This table is based upon information obtained from our stock records.

NAME OF BENEFICIAL OWNER	AMOUNT OF OWNERSHIP(1)		PERCENTAGE OF CLASS(2) (excluding Preferred Stock (11)
Mark L. Kay	10,658,451	(3),(13)	0.9613%
Ramarao Pemmaraju	20,291,131	(4),(5),(13)	1.8301%
George Waller	12,120,803	(6),(7),(13)	1.0932%
All directors and executive officers as a group (3 persons)	43,070,385	(8)	3.8846%
NetLabs.com, Inc.	2	(9),(10)	0.00000018%

(1)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 90 days from the date hereof.

(2)

Based on 955,380,225 shares of common stock outstanding as of December 31, 2021; also including 21 shares of common stock available upon the conversion of certain convertible loans, 1,255,638 shares of common stock available upon the conversion of Series B Preferred stock, 83,133,001 shares of common stock underlying common stock purchase options and 68,981,234 shares of common stock underlying warrants.

(3)

Includes 1 share of common stock available upon the conversion of certain convertible loans valued at $4,875,000,000,000 per share for $240,000 of convertibles and $3,656,250,000,000 per share for $28,000 of convertibles, 1 share of common stock underlying vested ten-year options valued at $1,121,250,000 per share, 72,000 shares of common stock underlying vested ten-year options valued at $3.125 per share, 20,000 shares of common stock underlying vested ten-year options valued at $2.85 per share, 20,000 shares of common stock underlying vested ten-year options valued at $2.05 per share, 10,000,000 shares of common stock underlying vested ten-year options valued at $0.0375 per share and 10,000,000 shares of common stock underlying vested ten-year options valued at $0.005 per share. Mark L. Kay, along with Ramarao Pemmaraju and George Waller each hold one share of Series A Preferred Shares which, collectively, allow the holders to vote up to 80% of the issued and outstanding shares of common and preferred stock; Mark Kay, along with Ramarao Pemmaraju and George Waller have irrevocably waived any conversion rights.

(4)

Includes 1 share of common stock available upon the conversion of certain convertible loans valued at $4,875,000,000,000 per share for $25,000 of convertibles and $3,656,250,000,000 per share for $5,000 of convertibles, 2 shares of common stock underlying vested ten-year options valued at $1,121,250,000 per share, 116,000 shares of common stock underlying vested ten-year options valued at $3.125 per share, 30,000 shares of common stock underlying vested ten-year options valued at $2.85 per share, 30,000 shares of common stock underlying vested ten-year options valued at $2.05 per share and 15,000,000 shares of common stock underlying vested ten-year options valued at $0.0375 per share. Of the total shares, 64,002 shares, consisting of 1 share of common stock available upon the conversion of certain convertible loans valued at $4,875,000,000,000 per share for $25,000 of convertibles and $3,656,250,000,000 per share for $5,000 of convertibles, 1 share of common stock underlying vested ten-year options valued at $1,121,250,000 per share, 44,000 shares of common stock underlying vested ten-year options valued at $3.125 per share, 10,000 shares of common stock underlying vested ten-year options valued at $2.85 per share, 10,000 shares of common stock underlying vested ten-year options valued at $2.05 per share and 5,000,000 shares of common stock underlying vested ten-year options valued at $0.0375 per share are in the name of Sunita Pemmaraju who is a family member of Ramarao Pemmaraju. Mark L. Kay, along with Ramarao Pemmaraju and George Waller each hold one share of Series A Preferred Shares which, collectively, allow the holders to vote up to 80% of the issued and outstanding shares of common stock; Mark Kay, along with Ramarao Pemmaraju and George Waller have irrevocably waived any conversion rights.

(5)	Excludes shares owned by NetLabs.com, Inc. which is controlled by Ramarao Pemmaraju and another individual.

(6)	Includes 1 share listed in the name of Katherine LaRosa who is a family member of George Waller.

34

(7)

Includes 1 share of common stock underlying vested ten-year options valued at $1,121,250,000 per share, 72,000 shares of common stock underlying vested ten-year options valued at $3.125 per share, 20,000 shares of common stock underlying vested ten-year options valued at $2.85 per share, 20,000 shares of common stock underlying vested ten-year options valued at $2.05 per share and 10,000,000 shares of common stock underlying vested ten-year options valued at $0.0375 per share. Mark Kay, along with Ramarao Pemmaraju and George Waller each hold one share of Series A Preferred Shares which, collectively, allow the holders to vote up to 80% of the issued and outstanding shares of common stock; Mark Kay, along with Ramarao Pemmaraju and George Waller have irrevocably waived any conversion rights.

(8)

Includes 2 shares of common stock available upon the conversion of certain convertible loans valued at $4,875,000,000,000 per share for $265,000 of convertibles and $3,656,250,000,000 per share for $33,000 of convertibles, 4 shares of common stock underlying vested ten-year options valued at $1,121,250,000 per share, 260,000 shares of common stock underlying vested ten-year options valued at $3.125 per share, 70,000 shares of common stock underlying vested ten-year options valued at $2.85 per share, 70,000 shares of common stock underlying vested ten-year options valued at $2.05 per share, 35,000,000 shares of common stock underlying vested ten-year options valued at $0.0375 per share and 10,000,000 shares of common stock underlying vested ten-year options valued at $0.005 per share. Excludes the Series A Preferred Shares: Mark L. Kay, along with Ramarao Pemmaraju and George Waller, each hold one share of Series A Preferred Shares which, collectively, allow the holders to vote up to 80% of the issued and outstanding shares of common stock; Mark Kay, along with Ramarao Pemmaraju and George Waller, have irrevocably waived any conversion rights.

(9)	Ramarao Pemmaraju controls NetLabs.com, Inc. along with another individual.

(10)	Includes 1 share of common stock underlying vested ten-year options valued at $975,000,000 per share.

(13)

Mark Kay, along with Ramarao Pemmaraju and George Waller hold 3 shares of preferred stock. The Series A Preferred Stock collectively has voting rights equal to eighty percent of the total current issued and outstanding shares of common stock.

DESCRIPTION OF SECURITIES

Equity Incentive Plan Information

The following table sets forth as of December 31, 2021, the total number of shares of our common stock which may be issued upon the exercise of outstanding stock options and other rights under compensation plans approved by the shareholders, and under compensation plans not approved by the shareholders. The table also sets forth the weighted average purchase price per share of the shares subject to those options, and the number of shares available for future issuance under those plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	20,236,826		$0.0274	379,763,174
Equity compensation plans not approved by security holders	N/A	$	N/A	N/A
Total	20,236,826		$0.0274	379,763,174

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

In February 2021, 12,250,000 unvested options granted in fiscal 2020 were modified and such options became fully vested. Pursuant to current accounting guidelines, we remeasured the fair value of these options and determined their fair value to be $3,675,000 and was recorded as stock compensation expense. We also recorded additional stock compensation expense of $2,712,000 to account for options granted in the prior year that vested. In addition, we also issued 17,208,335 shares of the Company’s common stock upon cashless exercise of 17,500,000 options.

In July 2021, we issued 13,557,693 shares of the Company’s common stock upon cashless exercise of 15,000,000 options.

In September 2021, we issued 9,189,627 shares of the Company’s common stock upon cashless exercise of 10,000,000 options.

In October 2021, we awarded options to purchase 2,500,000 shares of our common stock to our management team and employees, exercisable at $0.005 per share, expiring ten (10) years from the date of grant and vesting over a six-month period.

In December 2021, we awarded options to purchase 65,000,000 shares of our common stock to our management team and employees, exercisable at $0.0375 per share, expiring ten (10) years from the date of grant and vesting over a six-month period.

The 2012 Stock Option Plan will terminate on October 5, 2022, the ten-year anniversary of its effective date (ratified by the shareholders on November 16, 2012. However, awards granted before the termination of the 2012 Stock Option Plan may extend beyond that date in accordance with their terms. The Board of Directors intend to approve a 2022 Stock Option Plan and will look to ratifying the new 2022 Stock Option Plan, in whatever form, in the next annual meeting following its approval.

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

As of December 31, 2021, there were 36,667 shares of Series B Preferred Stock issued and outstanding, 20,000 of which convert to common shares at a 25% market discount and 16,667 of which convert to common shares at a 30% market discount.

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

As of December 31, 2021, no tokens have been developed or issued. There is no assurance as to whether, or at what amount, or on what terms, tokens will be available. Moreover, there can be no assurance how such technology will function, which could expose us to legal and regulatory issues. Cryptocurrency and its use of blockchains is still in the development stage and receiving mixed results. The Securities and Exchange Commission has, in its dissemination of information to the public, expressed that tokens in the United States would be treated as securities pursuant to the Howey Test. This standard has been adopted, in various forms, in numerous other jurisdictions. The European Union and China are contemplating their own form of cryptocurrency and Facebook Libra cryptocurrency recently lost the support of PayPal (see https://www.independent.co.uk/topic/cryptocurrency, which article is not incorporated by reference to this filing). On March 30, 2022, the Securities and Exchange Commission’s Division of Examinations announced its 2022 examination priorities which included the review of the use of crypto-assets as one of its top five priorities for review. This review and any regulatory rules and regulations arising from this review may impact the BlockSafe business. In addition, legal and regulatory developments could render the technology impermissible, which could have a material adverse effect on BlockSafe and us.

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

BlockSafe is owned 49% by the Company and 31% by three executive officers of the Company. BlockSafe meets the definition of a variable interest entity (“VIE”) and based on the determination that we are the primary beneficiary of BlockSafe, BlockSafe’s operating results, assets and liabilities are consolidated by the Company. Intercompany balances and transactions have been eliminated in consolidation. At December 31, 2021, noncontrolling interests represents 51% of BlockSafe that we do not directly own. The Company and BlockSafe have a management agreement pursuant to which BlockSafe shall remit a management fee of $36,000 per month to the Company, and when BlockSafe reaches a milestone of $1,000,000 in financing, an additional management fee of $5,000,000 shall be owed to the Company, payable monthly over three years. The management fee is currently eliminated in consolidation. At December 31, 2021 and 2020, the amount of VIE cash on the accompanying consolidated balance sheets can be used only to settle obligations of BlockSafe, and the amounts of VIE accounts payable, VIE Notes Payable, VIE Accrued Interest, and VIE Financing Obligation have no recourse to the general credit of the Company.

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

RELATED PARTY CONVERTIBLE NOTES

In previous years, the Company issued convertible notes to related parties/officers in exchange for cash and/or services rendered. The notes are unsecured and were due on December 31, 2021. As of December 31, 2020, the outstanding balance of the notes payable amounted to $298,000.

During the year ended December 31, 2021, notes payable aggregating $30,000 were repaid. In addition, the remaining noteholder also agreed to extend the maturity date to December 31, 2022 with no changes to the other terms of the notes payable.

At December 31, 2020, accrued interest due for the convertible notes – related parties was $625,000. During the year ended December 31, 2021, interest of $68,000 was accrued, and accrued interest of $64,000 was repaid. At December 31, 2021, accrued interest due for the convertible notes – related parties was $629,000.

RELATED PARTY PROMISSORY NOTES

Notes payable-related parties notes represent notes payable to the Company’s Chief Executive Officer ranging in interest rates of 0% per annum to 8% per annum. The notes are unsecured and have extended due dates of December 31, 2021. As of December 31, 2020, the outstanding balance of the notes payable amounted to $952,000.

During the year ended December 31, 2021, notes payable aggregating $259,000 were repaid. In addition, the noteholder also agreed to change the maturity date of notes payable issued in previous years with an aggregate balance of $693,000 to December 31, 2022 with no changes to the other original term of the notes payable.

At December 31, 2021, the balance of notes payable-related parties totaled $693,000 which are all due to the Company’s Chief Executive Officer.

At December 31, 2020, accrued interest due for the notes payable – related parties was $823,000. During the year ended December 31, 2021, interest of $53,000 was accrued, accrued interest of $6,000 was repaid and accrued interest of $2,000 was written off. At December 31, 2021, accrued interest due for the notes payable – related parties was $868,000.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees billed by Weinberg & Company, P.A. for the fiscal years ended December 31, 2021 and 2020 related to the Company’s audit services were approved by the Audit Committee and paid by the Company.

The following table shows the audit fees incurred for fiscal year 2021 and 2020:

	2021	2020
Audit fees (1)	$107,500	$101,500
Audit related fees (2)	-	-
Tax fees (3)	-	-
Total	$107,500	$101,500

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in our Annual Report on Form 10-K for our 2021 fiscal year for filing with the SEC.

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

STRIKEFORCE TECHNOLOGIES, INC.

Dated: April 14, 2022	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: April 14, 2022	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark L. Kay	Director	April 14, 2022
Name: Mark L. Kay

/s/ Ramarao Pemmaraju	Director	April 14, 2022
Name: Ramarao Pemmaraju

/s/ George Waller	Director	April 14, 2022
Name: George Waller

