Form 10-Q
period 2022-03-31
StrikeForce Technologies Inc.
filed 2022-05-23
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 16, 2022
Common stock, $0.0001 par value	1,005,611,161

Indicate the number of shares outstanding of each of the issuer’s classes of preferred stock, as of the latest practicable date.

Class	Outstanding at May 16, 2022
Preferred stock, Series A, no par value	3

Class	Outstanding at May 16, 2022
Preferred stock, Series B, $0.10 par value	36,667

Transitional Small Business Disclosure Format Yes ☐      No ☒

Documents Incorporated By Reference

None

STRIKEFORCE TECHNOLOGIES, INC.

INDEX TO FORM 10-Q FILING

MARCH 31, 2022

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STRIKEFORCE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash (includes VIE balances of $1,000 and $1,000, respectively)	$974,000	$2,084,000
Accounts receivable, net	14,000	24,000
Prepaid expenses	2,000	13,000

Total current assets	990,000	2,121,000

Property and equipment, net	24,000	-
Operating lease right-of-use asset	94,000	107,000
Other assets	12,000	12,000

Total Assets	$1,120,000	$2,240,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses (includes VIE balances of $4,000 and $2,000, respectively)	$1,042,000	$996,000
Convertible notes payable (including $895,000 and $895,000 in default, respectively)	1,378,000	1,398,000
Convertible notes payable - related parties	268,000	268,000
Notes payable (including $1,965,000 and $1,972,000 in default, respectively) (includes VIE balances of $310,000 and $310,000, respectively)	1,965,000	1,972,000
Notes payable - related parties	693,000	693,000
Accrued interest (including $1,527,000 and $1,497,000 due to related parties, respectively) (includes VIE balances of $126,000 and $120,000, respectively)	5,577,000	5,477,000
Contingent payment obligation	1,500,000	1,500,000
VIE Financing obligation	1,263,000	1,263,000
Operating lease liability, current portion	55,000	39,000

Total current liabilities	13,741,000	13,606,000

Notes payable, long-term portion	150,000	150,000
Operating lease liability, long term portion	43,000	73,000

Total Liabilities	13,934,000	13,829,000

Commitments and Contingencies

Stockholders’ Deficit

Series A Preferred stock, no par value; 100 shares authorized; 3 shares issued and outstanding	987,000	987,000
Series B Preferred stock par value $0.10: 100,000,000 shares authorized; 36,667 shares issued and outstanding	4,000	4,000
Preferred stock series not designated par value $0.10: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.0001: 4,000,000,000 shares authorized; 955,515,078 and 955,380,225 shares issued and outstanding, respectively	96,000	96,000
Additional paid-in capital	61,430,000	59,788,000
Accumulated deficit	(74,455,000)	(71,595,000)
Total StrikeForce Technologies, Inc. stockholders’ deficit	(11,938,000)	(10,720,000)
Noncontrolling interest in consolidated subsidiary	(876,000)	(869,000)

Total Stockholders’ Deficit	(12,814,000)	(11,589,000)

Total Liabilities and Stockholders’ Deficit	$1,120,000	$2,240,000

See accompanying notes to the condensed consolidated financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2022	March 31, 2021
	(Unaudited)	(Unaudited)

Revenue	$32,000	$46,000

Operating expenses:
Cost of revenue	10,000	3,000
Selling, general and administrative expenses	2,636,000	5,628,000
Research and development	154,000	145,000

Total operating expenses	2,800,000	5,776,000

Loss from operations	(2,768,000)	(5,730,000)

Other expense:
Interest expense (including $30,000 and $31,000 to related parties, respectively)	(99,000)	(128,000)
Debt discount amortization	-	(23,000)
Financing costs	-	(3,239,000)
Change in fair value of derivative liabilities	-	(219,000)
Loss on extinguishment of debt, net	-	(607,000)

Other expense	(99,000)	(4,216,000)

Net loss	(2,867,000)	(9,946,000)

Net loss attributable to noncontrolling interest	7,000	7,000

Net loss attributable to StrikeForce Technologies, Inc.	$(2,860,000)	$(9,939,000)

Net loss per common share
-Basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding
-Basic and diluted	955,465,906	777,075,644

See accompanying notes to the condensed consolidated financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (Unaudited)

Three months ended March 31, 2022

	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at January 1, 2022	3	$987,000	36,667	$4,000	955,380,225	$96,000	$59,788,000	$(71,595,000)	$(869,000)	$(11,589,000)

Fair value of common stock issued for services	-	-	-	-	134,853	-	6,000	-	-	6,000

Fair value of vested options	-	-	-	-	-	-	1,636,000	-	-	1,636,000

Net loss	-	-	-	-	-	-	-	(2,860,000)	(7,000)	(2,867,000)

Balance at March 31, 2022 (unaudited)	3	$987,000	36,667	$4,000	955,515,078	$96,000	$61,430,000	$(74,455,000)	$(876,000)	$(12,814,000)

See accompanying notes to the condensed consolidated financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (Unaudited)

Three months ended March 31, 2021

	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at January 1, 2021	3	$987,000	36,667	$4,000	718,263,338	$72,000	$39,814,000	$(54,396,000)	$(823,000)	$(14,342,000)

Common stock issued for cash	-	-	-	-	38,116,450	4,000	1,445,000	-	-	1,449,000

Fair value of common stock issued for services	-	-	-	-	128,527	-	16,000	-	-	16,000

Fair value of vested options	-	-	-	-	-	-	5,230,000	-	-	5,230,000

Fair value of common stock issued as a financing cost	-	-	-	-	16,931,437	1,000	3,238,000	-	-	3,239,000

Common stock issued upon cashless exercise of options	-	-	-	-	17,208,335	2,000	(2,000)	-	-	-

Common stock issued upon conversion of notes and accrued interest	-	-	-	-	16,168,589	2,000	1,033,000	-	-	1,035,000

Common stock issued upon conversion of debt settlement	-	-	-	-	460,829	-	88,000	-	-	88,000

Net loss	-	-	-	-	-	-	-	(9,939,000)	(7,000)	(9,946,000)

Balance at March 31, 2021 (Unaudited)	3	$987,000	36,667	$4,000	807,277,505	$81,000	$50,862,000	$(64,335,000)	$(830,000)	$(13,231,000)

See accompanying notes to the condensed consolidated financial statements.

STRIKEFORCE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2022	March 31, 2021
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,867,000)	$(9,946,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	1,000
Amortization of discount	-	23,000
Amortization of right-of-use asset	13,000	12,000
Fair value of common stock issued for services	6,000	16,000
Fair value of vested options	1,636,000	5,230,000
Fair value of common stock issued for financing services	-	3,239,000
Change in fair value of derivative liabilities	-	219,000
Loss on extinguishment of debt, net	-	607,000
Changes in operating assets and liabilities:
Accounts receivable	10,000	3,000
Prepaid expenses	11,000	(2,000)
Accounts payable and accrued expenses	46,000	(8,000)
Accrued interest	99,000	34,000
Operating lease liability	(14,000)	(13,000)
Net cash used in operating activities	(1,060,000)	(585,000)

Cash flows from investing activities:
Purchases of property and equipment	(24,000)	-
Net cash used in investing activities	(24,000)	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	1,449,000
Proceeds from notes payable	-	177,000
Repayment of convertible note payable	(20,000)	-
Repayment of notes payable	(6,000)	(97,000)
Repayment of convertible notes payable-related parties	-	(30,000)
Repayment of notes payable-related parties	-	(260,000)
Net cash provided by (used in) financing activities	(26,000)	1,239,000

Net increase (decrease) in cash	(1,110,000)	654,000

Cash at beginning of the period	2,084,000	162,000

Cash at end of the period	$974,000	$816,000

Supplemental disclosure of cash flow information:
Interest paid	$-	$76,000
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing transactions
Common stock issued for conversion of notes and accrued interest	$-	$1,035,000
Common stock issued upon conversion of debt settlement	$-	$88,000

See accompanying notes to the condensed consolidated financial statements.

StrikeForce Technologies, Inc.

Notes to the Condensed Consolidated Financial Statements

Three months ended March 31, 2022 and 2021

Note 1 - Organization and Summary of Significant Accounting Policies

StrikeForce Technologies, Inc. (the “Company”) is a software development and services company that offers a suite of integrated computer network security products using proprietary technology. The Company’s operations are based in Edison, New Jersey.

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2022. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2021 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the SEC on April 14, 2022.

The condensed consolidated financial statements include the accounts of the Company and its subsidiary, BlockSafe Technologies, Inc. (“BST”). BST is owned 49% by the Company and 31% by three executive officers of the Company. BST meets the definition of a variable interest entity (“VIE”) and based on the determination that the Company is the primary beneficiary of BST. BST’s operating results, assets and liabilities are consolidated by the Company. Intercompany balances and transactions have been eliminated in consolidation.

At March 31, 2022, noncontrolling interests represents 51% of BST that the Company does not directly own. The Company and BST have a management agreement pursuant to which BST shall remit a management fee of $36,000 per month to the Company, and when BST reaches a milestone of $1,000,000 in financing, an additional management fee of $5,000,000 shall be owed to the Company, payable monthly over three years. The management fee is eliminated in consolidation. At March 31, 2022 and December 31, 2021, the amount of VIE cash on the accompanying condensed consolidated balance sheets can be used only to settle obligations of BST, and the amounts of VIE accounts payable, VIE Notes Payable, VIE Accrued Interest, and VIE Financing Obligation have no recourse to the general credit of the Company.

Going Concern

We have yet to establish any history of profitable operations. During the three months ended March 31, 2022, the Company incurred a net loss of $2,867,000 and used cash in operating activities of $1,060,000, and at March 31, 2022, the Company had a stockholders’ deficit of $12,814,000. In addition, we are in default on notes payable and convertible notes payable in the aggregate amount of $2,861,000. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report published on our December 31, 2021 year-end financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

During the three months ended March 31, 2022 and the year ended December 31, 2021, the Company believes the COVID-19 pandemic did impact its operating results. For the three months ended March 31, 2022 and the year ended December 31, 2021, sales to customers decreased by 30% and 7%, respectively, as compared to the prior year. However, the Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

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

The Company’s revenue consists of revenue from sales and support of our software products. Revenue primarily consists of sales of software licenses of our ProtectID®, GuardedID®, MobileTrust® and SafeVchat™ products. The Company recognizes subscription revenue over a one-month period based on a typical monthly renewal cycle in accordance with its customer agreement terms. For service contracts, the Company’s performance obligations are satisfied, and the related revenue is recognized, as services are rendered.

The Company offers no discounts, rebates, rights of return, or other allowances to clients which would result in the establishment of reserves against service revenue. Additionally, to date, the Company has not incurred incremental costs in obtaining customer contracts.

Cost of revenue includes direct costs and fees related to the sale of our products.

The following tables present our revenue disaggregated by major product and service lines:

	Three months ended
	March 31, 2022	March 31, 2021
Software	$32,000	$45,000
Service	-	1,000
Total revenue	$32,000	$46,000

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The Company evaluates embedded conversion features within its convertible debt to determine whether the embedded conversion features should be bifurcated from the host instrument and accounted for as a derivative. The fair value of the embedded derivatives are determined using the trinomial/binomial valuation method at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. All outstanding derivative financial instruments were extinguished during fiscal year 2021.

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

	Three months ended
	March 31, 2022	March 31, 2021
Options to purchase common stock	83,133,001	40,633,001
Warrants to purchase common stock	68,981,234	27,355,475
Convertible notes	21	21
Convertible Series B Preferred stock	1,284,394	492,455
Total	153,398,650	68,480,952

Concentrations

For the three months ended March 31, 2022, sales to four customers comprised 38%, 26%, 11% and 10% of revenues. For the three months ended March 31, 2021, sales to two customers comprised 72% and 15% of revenues. At March 31, 2022, two customers comprised 59% and 18% of accounts receivable.

The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits. At March 31, 2022, the Company had cash deposits that exceeded the federally insured limit of $250,000 per account. The Company believes that no significant concentration of credit risk exists with respect to its cash balances because of its assessment of the creditworthiness and financial viability of the financial institution.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. As a small business filer, ASU 2020-06 will be effective January 1, 2024, for the Company and the provisions of this update can be adopted using either the modified retrospective method or a fully retrospective method. Management is currently assessing the impact of adopting this standard on the Company’s financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 2 - Convertible Notes Payable

Convertible notes payable consisted of the following:

	March 31, 2022	December 31, 2021
Secured
(a) Convertible notes due to AL-Bank	$483,000	$503,000

Unsecured
(b) Convertible notes with fixed conversion features, in default	895,000	895,000
Total Convertible notes	$1,378,000	$1,398,000

(a)

During fiscal 2005, the Company issued notes payable to DART/Citco Global in the aggregate of $543,000. The notes bear interest at an average rate of 7.5% per annum and matured in December 2010. The aggregate notes are convertible by the note holder into approximately less than one share of the Company’s common stock based on a fixed conversion price adjusted for applicable reverse stock splits that occurred in the prior years. In fiscal 2009, the note holders agreed to the forbearance of any interest on the notes payable to DART/Citco Global. In August 2021, the notes were assigned to Aktieselskabet Arbejdernes Landsbank (“AL-Bank”), a financing institution based in Denmark. In September 2021, the Company executed a repayment agreement with AL-Bank whereby the Company shall make monthly payments of $10,000 to AL-Bank, starting in October 2021 and ending in January 2025, for a total of $400,000. Once the payments are made in full in accordance with the repayment agreement, the remaining balance of $143,000 shall be forgiven and will be accounted at that time. At December 30, 2021, the outstanding balance of convertible notes payable amounted to $503,000.

During the three months ended March 31, 2022, the Company made principal payments of $20,000.

At March 31, 2022, the outstanding balance of the secured convertible notes payable amounted to $483,000. The convertible notes payable, including accrued interest are convertible to approximately two shares of the Company’s common stock.

(b)

During fiscals 2005 through 2007, the Company issued notes payable in the aggregate of $895,000. The notes are unsecured, bear interest at a rate starting at 8% up to 18% per annum, were due on various dates from March 2008 to March 2015, and are currently in default. The aggregate notes are convertible by the note holders into approximately less than one share of the Company’s common stock based on fixed conversion prices adjusted for applicable reverse stock splits that occurred in prior years.

At March 31, 2022 and December 31, 2021, the outstanding balance of unsecured convertible notes payable amounted to $895,000, respectively and deemed in default.  The convertible notes payable, including accrued interest are convertible to approximately thirteen shares of the Company’s common stock.

Note 3 - Convertible Notes Payable – Related Parties

In prior years, the Company issued unsecured convertible notes to its Chief Executive Officer (CEO) in exchange for cash and/or services rendered. The notes have a compounded interest rate of 8% per annum and will mature on December 31, 2022, as amended. The aggregate notes are convertible by the note holders into approximately less than one share of the Company’s common stock at fixed conversion prices adjusted for applicable reverse stock splits that occurred in prior years. As of March 31, 2022 and December 31, 2021, the outstanding balance of the notes payable amounted to $268,000. As of March 31, 2022, the convertible notes payable, including accrued interest are convertible to approximately six shares of the Company’s common stock.

Note 4 - Notes Payable

Notes payable consisted of the following:

	March 31, 2022	December 31, 2021
Unsecured notes
(a) Notes payable- $1,639,000 - in default	$1,639,000	$1,639,000
(b) Notes payable issued by BST - in default	310,000	310,000
(c) Note payable-EID loan	150,000	150,000

Secured notes payable
(d) Notes payable - in default	16,000	23,000
Total notes payable principal outstanding	2,115,000	2,122,000
Less current portion of notes payable, net of discount	(1,965,000)	(1,972,000)
Long term notes payable	$150,000	$150,000

(a)

In previous years, the Company issued notes payable in exchange for cash. The notes are unsecured, bear interest at a rate of 8% through 14% per annum and matured starting in fiscal 2011 up to November 2021. At March 31, 2022 and December 31, 2021, the outstanding balance of the notes payable was $1,639,000, respectively, and are deemed in default

(b)

In fiscal 2018, the Company’s consolidated subsidiary BlockSafe, issued promissory notes in exchange for cash. The notes are unsecured, bearing interest at a rate of 8% per annum, and matured in September 2019. At March 31, 2022 and December 31, 2021, the outstanding balance of the notes payable amounted to $310,000, respectively, and are deemed in default.

(c)

On May 15, 2020, the Company received a $150,000 loan (the “EID Loan”) from the Small Business Administration (SBA) under the SBA’s Economic Injury Disaster Loan program. The EID Loan has a thirty-year term and bears interest at a rate of 3.75% per annum. Monthly principal and interest payments of $250 per month are deferred for twenty-four months and will commence in June 2022. The EID Loan may be prepaid at any time prior to maturity with no prepayment penalties. The proceeds from the EID Loan must be used for working capital. The EID Loan contains customary events of default and other provisions customary for a loan of this type.

Outstanding balance of the note payable as of March 31, 2022 and December 31, 2021 amounted to $150,000, respectively. The Company was in compliance with the terms of the EID loan as of March 31, 2022.

(d)

In fiscal 2019 and 2020, the Company issued notes payable aggregating $468,000. The notes bear interest at a rate starting from 8% to 148% per annum, each agreement secured by substantially all of the assets of the Company, maturing between March 2020 and July 2021. The Company also made principal payments of $319,000, and one secured note of $21,000 was extinguished as part of a debt settlement obligation transaction. At December 31, 2021, the outstanding balance of the secured note agreements was $23,000.

During the three months ended March 31, 2022, the Company made principal payments of $7,000.

At March 31, 2022, the outstanding balance of the secured notes payable was $16,000 and is deemed in default. The Company and the note holder are in negotiations to extend the due date of the note.

Note 5 - Notes Payable – Related Party

Notes payable-related party notes represent unsecured notes payable to the Company’s Chief Executive Officer (CEO) ranging in interest rates of 0% per annum to 10% per annum and will mature on December 31, 2022, as amended. The outstanding balance of these notes payable at March 31, 2022 and December 31, 2021 amounted to $693,000, respectively.

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

At March 31, 2022 and December 31, 2021, the outstanding balance of financing obligations amounted to $1,263,000, respectively, to be paid in tokens, as defined. At March 31, 2022 and through the date of filing, BST has not developed or issued any tokens and there is no assurance as to whether, or at what amount, or on what terms, tokens will be available to be issued, if ever. At March 31, 2022, as the tokens do not exist, and any amounts received for tokens are not considered equity or revenue, management determined that 100% of the obligation of $1,263,000 is a liability to be settled by BST, through the issuance of tokens, or through other means if tokens are never issued.

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

At March 31, 2022 and December 31, 2021, the Company has reflected the $1,500,000 received from the Funders as a contingent payment obligation to be paid only if claim proceeds are recovered.

Note 8 - Operating Lease

In January 2019, the Company entered into a noncancelable operating lease for its office headquarters office requiring payments of approximately $4,000 per month, payments increasing 3% each year, and ending on January 31, 2024. We determine if an arrangement is a lease at inception. Lease assets are presented as operating lease right-of-use assets and the related liabilities are presented as lease liabilities in our consolidated balance sheets pursuant to ASC 842, Leases.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Three months ended March 31, 2022	Three months ended March 31, 2021
Lease Cost
Operating lease cost (included in general and administration in the Company’s statement of operations)	$14,000	$14,000

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2022 and 2021	$14,000	$14,000
Weighted average remaining lease term – operating leases (in years)	1.8	2.8
Average discount rate – operating leases	10.0%	10.0%

The supplemental balance sheet information related to leases for the period is as follows:

At March 31, 2022
Operating leases
Long-term right-of-use assets	$94,000

Short-term operating lease liabilities	$55,000
Long-term operating lease liabilities	43,000
Total operating lease liabilities	$98,000

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
2022 (9 months)	43,000
2023	59,000
2024	5,000
Total lease payments	107,000
Less: Imputed interest/present value discount	(9,000)
Present value of lease liabilities	$98,000

Lease expenses were $14,000 and $14,000 during the three months ended March 31, 2022 and 2021, respectively.

Note 9 – Stockholders’ Deficit

Common Stock

During the three months ended March 31, 2022, the Company issued an aggregate of 134,853 shares of its common stock for consulting services, with a fair value of $6,000.

Warrants

The table below summarizes the Company’s warrant activities for the three months ended March 31, 2022:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, January 1, 2022	68,981,234	0.0045-2.90	$0.042647
Granted	-	-	-
Canceled/Expired	-	-	-
Exercised	-	-	-
Balance, March 31, 2022	68,981,234	$0.0045-2.90	$0.042647

Balance outstanding and exercisable, March 31, 2022	68,981,234	$0.0045-2.90	$0.042647

At March 31, 2022, the intrinsic value of the warrants amounted to $464,000.

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2022:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.0045	13,349,242	4.00	$0.0045

$0.085	588,235	4.00	$0.085

$0.05	55,000,000	5.00	$0.05

$0.75	26,515	3.00	$0.75

$2.90	17,241	3.00	$2.90

$0.0045 - $2.90	68,981,234	4.00	$0.042647

Note 10 – Stock Options

The table below summarizes the Company’s stock option activities for the three months ended March 31, 2022:

	Number of Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Balance, January 1, 2022	83,133,001	0.005- 1,121,250,000	$0.0274
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance outstanding, March 31, 2022	83,133,001	$0.005- 1,121,250,000	$0.0274
Balance exercisable, March 31, 2022	53,433,547	$0.005- 1,121,250,000	$0.0274

At March 31, 2022, the intrinsic value of outstanding options was $717,000.

During the period ended March 31, 2022, the Company recognized stock compensation expense of $1,636,000 to account the fair value of stock options that vested. As of March 31, 2022, fair value of unvested stock options amounted to $1.3 million and will be recognized as stock compensation expense in future periods as it vests.

The following table summarizes information concerning the Company’s stock options as of March 31, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$1,121,250,000	1	2	$1,121,250,000	1	1	$1,121,250,000
$2.85	126,000	7	2.85	126,000	6	2.85
$3.125	392,000	6	3.125	392,000	5	3.125
$2.05	115,000	9	2.05	115,000	8	2.05
$0.0375	65,000,000	10	0.0375	36,748,634	10	0.0375
$0.005	17,500,000	10	0.005	16,051,912	10	0.005
$0.005 – 1,121,250,000	83,133,001	6.8	$0.03704	53,433,547	6.8	$0.0274

Note 11 – Subsequent Events

Subsequent to March 31, 2022, the Company issued 96,083 shares of common stock for services with a fair value of $4,000.

In May 2022, the Company amended the exercise price of 50 million shares of stock warrants granted in September 2021 from $0.05 per share to $0.02 per share.  As a result, these warrant holders exercised their warrants and the Company issued 50 million shares of common stock for cash proceeds of $1,000,000.  As an inducement to these warrant holders to exercise their warrants, the Company granted them stock warrants to purchase 50 million shares of common stock.  The warrants are exercisable at $0.05 per share and will expire in 5 years. The Company is in the process of determining the appropriate accounting for these transactions.

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

Such risks include, among others, the following: international, national and local general economic and market conditions: our ability to sustain, manage or forecast our growth; material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the current inflation rate and supply chain disruptions; the implications and consequences of the COVID-19 pandemic on our business and on our clients’ business and on the effectiveness and distributions of vaccines and boosters, domestically and internationally, to limit the impact of COVID-19, and changes to mask mandate policies and to transitioning from a pandemic to an endemic; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this filing.

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

Background

We are a software development and services company that offers a suite of integrated computer network security products using proprietary technology. Our ongoing strategy is developing and marketing our suite of network security products to the corporate, financial, healthcare, legal, government, technology, insurance, e-commerce and consumer sectors. We plan to continue to grow our business primarily through our expanding sales channel and internally generated sales, rather than by acquisitions. We hold a 49% interest in BlockSafe Technologies, Inc., and a 100% interest in Cybersecurity Risk Solutions, LLC.

In March 2020, the World Health Organization declared the spread of COVID-19 a pandemic. This outbreak continues to spread throughout the U.S. and around the world. As a result, authorities continue to implement numerous measures to try to contain the virus, including restrictions on travel, quarantines, shelter-in-place orders, business restrictions and complete shutdowns. We are not considered an “essential business” due to the industries and customers we serve. As of, and subsequent to, March 31, 2022, we have been following the recommendations of the CDC and state/local health authorities to minimize exposure risk for our team members during the pandemic, including the temporary closure of our corporate office and having our team members work remotely. During the second quarter of 2021, we reopened our corporate office while continuing to adhere to the guidelines issued by health authorities. Many customers and vendors have transitioned to electronic submission of invoices and payments. The COVID-19 pandemic has resulted in longer response times from potential new customers and certain existing customers. We cannot anticipate the effect that the impairments caused by the COVID-19 pandemic will have on our fiscal 2022 or 2023 results, or the effectiveness and distributions of vaccines, boosters, and their distribution in 2022 and 2023, changes to mask mandate policies and to transitioning from a pandemic to an endemic. The pandemic has significantly impacted the economic conditions both in the United States and worldwide, with accelerated effects through the date of this report, as federal, state and local governments react to the public health crisis, creating significant uncertainties in both the worldwide and the United States economies. The situation is rapidly changing, including the onset of the ongoing subsequent waves of the virus caused by the possibility of various variants over time, and additional impacts to our business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which, the conditions surrounding COVID-19 will change including the timing of lifting any restrictions or office closure requirements. We will continue to evaluate the nature and extent of COVID-19’s impact to our business, consolidated results of operations, financial condition and liquidity, and our results presented herein are not necessarily indicative of the results to be expected for future periods.

During the three months ended March 31, 2022, we believe the COVID-19 pandemic did impact our operating results as sales to customers were down 30% as compared from the three months ended March 31, 2021. However, we have not observed any impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic. At this time, it is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business or results of operations, financial condition, or liquidity.

We have been following the recommendations of health authorities to minimize exposure risk for our team members, including the temporary closure of our corporate office and having team members work remotely. Most customers and vendors have transitioned to electronic submission of invoices and payments.

Management believes that cyber security is a growing requirement as the pandemic continues, and that more people are working remotely as well as using digital forms on a regular basis. Consequently, the market demand, in our estimation, is increasing. However, our company is also experiencing the impact of the ongoing pandemic. Currently our management is not working from our office location and it impedes our ability to take full advantage of the increasing market demand. Many of our current clients have experienced a dramatic slowdown in their business, limiting their ability to have the resources to pay for our services. We still generate revenues and we anticipate, but cannot guarantee, we will have the resources to advance our video conferencing tool, SafeVchat™ and PrivacyLoK™, that provides authentication and encryption (using our existing products), for which we believe there will be great interest in the market. During the three months ended March 31, 2022 and the year ended December 31, 2021, we earned revenues of $3,000 and $74,000, respectively, from SafeVchat™ and PrivacyLoK™ and overall revenues of $32,000 and $193,000, respectively.

Our executive office is located at 1090 King Georges Post Road, Suite 603, Edison, NJ 08837. Our telephone number is (732) 661-9641. At March 31, 2022, we had 14 employees. Our Company’s website is www.strikeforcetech.com (we are not including the information contained in our website as part of, nor should the information be relied upon or incorporated by reference into, this report on Form 10-Q).

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2022 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2021

Revenues for the three months ended March 31, 2022 were $32,000 compared to $46,000 for the three months ended March 31, 2021, a decrease of $14,000 or 30.4%. The decrease in revenues was primarily due to a decrease in revenues relating to our ProtectID®, GuardedID® and MobileTrust® products, offset by an increase in revenues relating to our SafeVchat™ product, despite the impairments related to the economic consequences of the COVID-19 pandemic. Revenues are derived from software and services.

Cost of revenues for the three months ended March 31, 2022 was $10,000 compared to $3,000 for the three months ended March 31, 2021, an increase of $7,000 or 233%. The increase in cost of revenues was primarily due to an increase in the fees related to our product offerings. Cost of revenues are fees and key fobs related to our revenues, and as a percentage of total revenues for the three months ended March 31, 2022 was 31.3% compared to 6.5% for the three months ended March 31, 2021.

Research and development expenses for the three months ended March 31, 2022 were $154,000 compared to $145,000 for the three months ended March 31, 2021, an increase of $9,000 or 6.2%. The increase was primarily due to the overall increase in salaries and benefits of the personnel conducting research and development. The salaries, benefits and overhead costs of personnel conducting research and development of our software products primarily comprises our research and development expenses.

Compensation, professional fees, and selling, general and administrative (collectively, “SGA”) expenses for the three months ended March 31, 2022 were $2,636,000 compared to $5,628,000 for the three months ended March 31, 2021, a decrease of $2,992,000 or 53.2%. The decrease was due primarily to a decrease in employee stock-based compensation, offset by an increase in compensation expenses and professional fees. SG&A expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock options to employees and other general corporate expenses.

For the three months ended March 31, 2022, other expense was $99,000 as compared to other expense of $4,216,000 for the three months ended March 31, 2021, a decrease in other expense of $4,117,000, or 9.8%. The decrease was primarily due to decreases in financing expense, interest expense, debt discount amortization, and the change in the fair value of derivative liabilities.  The Company’s derivative liabilities were fully extinguished in fiscal 2021.

Our net loss for the three months ended March 31, 2022 was $2,867,000 compared to $9,946,000 for the three months ended March 31, 2021, a decrease of $7,079,000, or 71.2%. The decrease was primarily due to decreases in employee stock-based compensation, financing expense, interest expense, debt discount amortization, and the change in the fair value of derivative liabilities, offset by an increase in compensation expenses and professional fees.

Liquidity and Capital Resources

Our total current assets at March 31, 2022 were $990,000, which included cash of $974,000, as compared with $2,121,000 in total current assets at December 31, 2021, which included cash of $2,084,000. Additionally, we had a stockholders’ deficit in the amount of $12,814,000 at March 31, 2022 compared to a stockholders’ deficit of $11,589,000 at December 31, 2021. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. We financed our operations during the three months ended March 31, 2022 primarily from the cash balance from the year ended December 31, 2021.

Concentrations

For the three months ended March 31, 2022, sales to four customers comprised 38%, 26%, 11% and 10% of revenues. For the three months ended March 31, 2021, sales to two customers comprised 72% and 15% of revenues. At March 31, 2022, two customers comprised 59% and 18% of accounts receivable.

Going Concern

We have yet to establish any history of profitable operations. During the three months ended March 31, 2022, the Company incurred a net loss of $2,867,000 and used cash in operating activities of $1,060,000, and at March 31, 2022, the Company had a stockholders’ deficit of $12,814,000. In addition, we are in default on notes payable and convertible notes payable in the aggregate amount of $2,861,000. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report published on our December 31, 2021 year-end financial statements, and Note 1 in our unaudited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

Subsequent Events

Subsequent to March 31, 2022, the Company issued 50,000,000 shares of common stock for the exercise of 50,000,000 common stock purchase warrants at $0.02 per share for total proceeds of $1,000,000.

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

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (CFO) of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2022. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the following material weaknesses:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the interim period ended March 31, 2022. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The risk factors required pursuant to Regulation S-K, Item 503(c) are not required for smaller reporting companies. Accordingly, the Company has determined to provide particular risk factors at this time. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition. If any events described in the risk factors actually occur, our business, operating results, prospects and financial condition could be materially harmed. In connection with the forward-looking statements that appear in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission on April 14, 2022, you should also carefully review the cautionary statement referred to under “Special Note Regarding Forward Looking Statements.” The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

The global impact of COVID-19 and actions taken to reduce its spread continues to rapidly evolve and we will continue to monitor the situation and the effects on our business and operations closely. We do not yet know the full extent of potential impacts on our business or operations or on the global economy as a whole, particularly if the COVID-19 pandemic continues and persists for an extended period of time. The length of time it may take for global vaccine distribution and more normal economic and operating conditions to resume remains uncertain and the economic recovery period could continue for a prolonged period even after the health risks of the pandemic subside. Given the uncertainty, we cannot reasonably estimate the impact on our future results of operations, cash flows or financial condition. To the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section of our Annual Report for December 31, 2021 filed with the SEC on April 14, 2022. We will continue to evaluate the nature and extent of COVID-19’s impact to our business, consolidated results of operations, financial condition and liquidity, and our results presented herein are not necessarily indicative of the results to be expected for future years.

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

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

In January 2022, we issued a total of 49,383 shares of restricted common stock, valued at $2,000, to a consultant for services provided relating to a consultant agreement.

In February 2022, we issued a total of 85,470 shares of restricted common stock, valued at $4,000, to two consultants for services provided relating to a consultant agreement.

Subsequent issuances:

Subsequent to March 31, 2022, we issued 96,083 shares of common stock for services with a fair value of $4,000.

On May 5, 2022, we entered into Inducement Offer to Exercise Common Stock Purchase Warrants letter Agreements (the “Exercise Agreements”) with certain of the holders of the Existing Warrants to purchase an aggregate of 50,000,000 shares of Common Stock (the “Exercising Holders”). Pursuant to the Exercise Agreements, the Exercising Holders and the Company agreed that, subject to any applicable beneficial ownership limitations, the Exercising Holders would exercise their Existing Warrants (the “Investor Warrants”) for shares of Common Stock underlying such Existing Warrants (the “Exercised Shares”) at a reduced exercise price of $0.02 per share of Common Stock. In order to induce the Exercising Holders to cash exercise the Investor Warrants, the Exercise Agreements provide for the issuance of new warrants to purchase up to an aggregate of 50,000,000 shares of Common Stock (the “New Warrants”), with such New Warrants to be issued in an amount equal to the number of the Exercised Shares underlying any Investor Warrants. The New Warrants are exercisable after issuance, provide for a cashless exercise provision if the shares of Common Stock underlying the New Warrants are not registered and terminate on the date that is five years following the issuance of the New Warrants. The New Warrants have an exercise price per share of $0.05.

The New Warrants and the shares of Common Stock issuable upon the exercise of the New Warrants are not being registered under the Securities Act of 1933 and are being offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act of 1933. The Exercised Shares are registered for resale on effective registration statements previously filed with the Securities and Exchange Commission.

Subsequent to March 31, 2022, we issued 50,000,000 shares of common stock for the conversion of 50,000,000 common stock purchase warrant shares at $0.02 per share for total proceeds of $1,000,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

At March 31, 2022, the Company is in default on notes payable and convertible notes payable in the aggregate amount of $2,861,000. We have not made various principal and interest payments on many of our debt obligations. We continue to seek work-out arrangements and applicable refinancing with new or revised debt or equity instruments. See Notes 2 and 4 to the condensed consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
1.1	Placement Agreement dated July 7, 2020, by and between StrikeForce Technologies, Inc. and Spencer Clarke LLC (23)
1.2	Addendum to Placement Agreement dated November 11, 2020, by and between StrikeForce Technologies, Inc. and Spencer Clarke LLC (25)
1.3	Addendum to Placement Agreement dated April 20, 2021, by and between StrikeForce Technologies, Inc. and Spencer Clarke LLC (28)
3.1	Amended and Restated Certificate of Incorporation of StrikeForce Technologies, Inc. (1)
3.2	By-laws of StrikeForce Technologies, Inc. (1)
3.3	Amended By-laws of StrikeForce Technologies, Inc. (2)
3.4	Amended By-laws of StrikeForce Technologies, Inc. (3)
3.5	Articles of Amendment of StrikeForce Technologies, Inc. (2)
3.6	Amendments to Articles of Incorporation (6)
3.7	Amendments to Articles of Incorporation (7)
3.8	Registration of Classes of Securities (8)
3.9	Amendments to Articles of Incorporation (9)
3.10	Registration of Classes of Securities (10)
3.11	Amendments to Articles of Incorporation (11)
3.12	Registration of Classes of Securities (12)
3.13	Amendments to Articles of Incorporation (13)
3.14	Amendments to Articles of Incorporation (14)
3.15	Amendments to Articles of Incorporation (15)
3.16	Amendments to Articles of Incorporation (16)
3.17	Amendments to Articles of Incorporation (17)
3.18	Amendments to Articles of Incorporation (18)
3.19	Amendments to Articles of Incorporation (22)
3.20	Amendments to Articles of Incorporation (26)
4.1	Form of Subscription Agreement (25)
4.2	Form of Convertible Promissory Note-Related Party (24)
4.3	Form of Promissory Note-Related Party (24)
4.4	Form of Warrant (29)
10.1	Employment Agreement dated as of May 20, 2003, by and between StrikeForce Technologies, Inc. and Mark L. Kay (1)
10.2	Irrevocable Waiver of Conversion Rights of Mark L. Kay (4)
10.3	Irrevocable Waiver of Conversion Rights of Ramarao Pemmaraju (4)
10.4	Irrevocable Waiver of Conversion Rights of George Waller (4)
10.5	CFO Consultant Agreement with Philip E. Blocker (4)
10.6	2012 Stock Option Plan (5)
10.7	Asset Purchase Agreement between StrikeForce Technologies, Inc. and Cyber Safety, Inc., dated August 24, 2015 (18)
10.8	Amendment to the Asset Purchase Agreement and Distributor and Reseller Agreement between StrikeForce Technologies, Inc. and Cyber Safety, Inc. (19)
10.9	Execution of Litigation Funding Agreement (20)
10.10	BlockSafe Technologies, Inc. Intellectual Property License Agreement (21)
10.11	BlockSafe Technologies, Inc. Management Agreement (21)
10.12	BlockSafe Technologies, Inc. Amended Management Agreement (21)
10.13	Software License and Development Agreement, amendment two, by and between StrikeForce Technologies, Inc. and Intersections, Inc., dated October 1, 2010 (24)
10.14	Form of Settlement and Exchange Agreement (26)
10.15	Cybersecurity Risk Solutions LLC Member Interest Purchase Agreement, dated April 15, 2021 (27)
10.16	Inducement Offer to Exercise Common Stock Purchase Warrants, dated May 5, 2022 (29)
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (30)
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (30)
32.1

Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (30)

32.2

Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (30)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document). (30)
101.SCH	Inline XBRL Taxonomy Extension Schema Document. (30)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (30)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (30)
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document. (30)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (30)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101). (30)

(1)	Filed as an exhibit to the Registrant’s Form SB-2 dated as of May 11, 2005 and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Form 8-K dated February 4, 2011 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Form 10-Q dated December 13, 2010 and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Form S-1/A dated July 31, 2012 and incorporated herein by reference.
(5)	Filed in conjunction withthe Registrant’s Form 14A filed October 5, 2012 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Form 8-K dated February 5, 2013 and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Form 8-K dated May 14, 2013 and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Form 8-A dated July 29, 2013 and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Form 8-K dated August 22, 2013 and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Form 8-A dated October 3, 2013 and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Form 8-K dated October 3, 2013 and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant’s Form 8-A dated December 31, 2013 and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s Form 8-K dated December 31, 2013 and incorporated herein by reference.
(14)	Filed as an exhibit to the Registrant’s Form 8-K dated March 18, 2014 and incorporated herein by reference.
(15)	Filed as an exhibit to the Registrant’s Form 8-K dated December 22, 2014 and incorporated herein by reference.
(16)	Filed as an exhibit to the Registrant’s Form 8-K dated February 13, 2015 and incorporated herein by reference.
(17)	Filed as an exhibit to the Registrant’s Form 8-K dated August 4, 2015 and incorporated herein by reference.
(18)	Filed as an exhibit to the Registrant’s Form 8-K dated August 24, 2015 and incorporated herein by reference.
(19)	Filed as an exhibit to the Registrant’s Form 8-K dated February 2, 2016 and incorporated herein by reference.
(20)	Filed as an exhibit to the Registrant’s Form 8-K dated September 11, 2017 and incorporated herein by reference.
(21)	Filed as an exhibit to the Registrant’s Form 10-Q dated June 30, 2018 and incorporated herein by reference.
(22)	Filed as an exhibit to the Registrant’s Form 8-K dated June 25, 2020 and incorporated herein by reference.
(23)	Filed as an exhibit to the Registrant’s Form 1-A dated July 13, 2020 and incorporated herein by reference.
(24)	Filed as an exhibit to the Registrant’s Form 1-A.1 dated September 11, 2020 and incorporated herein by reference.
(25)	Filed as an exhibit to the Registrant’s Form 1-A.1 dated November 12, 2020 and incorporated herein by reference.
(26)	Filed as an exhibit to the Registrant’s Form 8-K dated February 8, 2021 and incorporated herein by reference.
(27)	Filed as an exhibit to the Registrant’s Form 8-K dated April 19, 2021 and incorporated herein by reference.
(28)	Filed as an exhibit to the Registrant’s Form 1A/A- dated April 26, 2021 and incorporated herein by reference.
(29)	Filed as an exhibit to the Registrant’s Form 8-K dated May 10, 2022 and incorporated herein by reference
(30)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRIKEFORCE TECHNOLOGIES, INC.

Dated: May 23, 2022	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: May 23, 2022	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer

