Form 10-K/A
period 2021-12-31
Zerify, Inc.
filed 2022-07-18
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment One

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to _________

ZERIFY, INC.
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

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

Documents Incorporated By Reference

None

EXPLANATORY NOTE

Zerify, Inc. (formally known as StrikeForce Technologies, Inc.). (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2022 (“Original 10-K”}.

This Amendment No. 1 on Form 10K/A amends and expands our disclosure under Part  II, Item 5(D), Recent Sales of Unregistered Securities and certain disclosures under Item 11,  Executive Compensation.  Except for the changes stated above, no other changes have been made to the Company Annual Report on Form 10-K for the fiscal year ending December 31, 2021.

In accordance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, currently dated certifications of our principal executive officer and our principal financial officer are attached to this Form 10-K/A as Exhibits 31.1 and 32.1.

Except for the foregoing amended information, we have not updated the disclosures contained in the Form 10-K/A to reflect events that have occurred subsequent to the filing date of the Original 10-K.  Accordingly, this Form 10-K/A should be read in conjunction with the Original 10-K and our subsequent filings with the SEC.

ZERIFY, INC.

FORM 10-K/A ANNUAL REPORT

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

Consequently, all the forward-looking statements made in this Form 10-K/A are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

Unless otherwise noted, references in this Form 10-K/A to “StrikeForce”, “Zerify”, “we”, “us”, “our”, “SFT”, “our company”, and the “Company” means Zerify, Inc (formally known as  StrikeForce Technologies, Inc.), a Wyoming corporation.

PART I

ITEM 1. BUSINESS

We are a software development and services company that offers a suite of integrated computer network security products using proprietary technology. StrikeForce Technical Services Corporation was incorporated in August 2001 under the laws of the State of New Jersey. On September 3, 2004, we changed our name to StrikeForce Technologies, Inc. On November 15, 2010, we redomiciled under the laws of the State of Wyoming. We initially conducted operations as an integrator and reseller of computer hardware and telecommunications equipment and services until December 2002.  In December 2002, and formally memorialized in September 2003, we acquired certain intellectual property rights and patent pending technology from NetLabs.com, Inc. (“Net Labs”) including the rights to further develop and sell their principal technology. In addition, certain officers of NetLabs joined our company as officers and directors of our company. Our ongoing strategy is developing and marketing our suite of network security products to the corporate, financial, healthcare, legal, government, technology, insurance, e-commerce and consumer sectors. We plan to continue to grow our business primarily through our globally expanding sales channel and internally generated sales, rather than by acquisitions. On June 14, 2022, the Board of Directors and holders of a majority of the voting power approved a resolution to change our name from StrikeForce Technologies, Inc. to Zerify, Inc. We hold a 49% interest in BlockSafe Technologies, Inc., and, as of April 2021, we hold a 100% interest in Cybersecurity Risk Solutions, LLC. We conduct our operations from our corporate office in Edison, New Jersey.

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

Effective June 25, 2020, we completed a 1:500 reverse stock split of our issued and outstanding shares of common stock and all fractional shares were rounded up.  All share and per share amounts in this report on Form 10-K/A have been adjusted retroactively to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

Our executive office is located at 1090 King Georges Post Road, Suite 603, Edison, NJ 08837. Our telephone number is (732) 661-9641. Our Company’s website is www.zerify.com (formerly www.strikeforcetech.com) (we are not including the information contained in our website as part of, nor should the information be relied upon or incorporated by reference into, this report on Form 10-K/A).

Our Products

Zerify is a software development and services company. We own and are seeking to commercially market various identification protection software products that we developed to protect computer networks from unauthorized access, real time, and to protect network owners and users from cyber security attacks and data breaches. Our principal products ProtectID®, GuardedID®, inclusive of our unique CryptoColor® technology and MobileTrust®, are proprietary authentication and keystroke encryption technologies that are intended to eliminate unauthorized access to computer networks and all mobile devices, and to prevent unauthorized individuals from copying (logging) keystrokes. Our newest products, SafeVchat™ Secure Video Conferencing and PrivacyLoK™, are in beta testing and management intends to market them after the beta testing is complete. We already earned revenues from SafeVchat™ and PrivacyLoK™ in 2021. We are increasing our market for our suite of products in the financial services, e-commerce, corporate, healthcare, government and consumer sectors. Our cyber security products are as follows:

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

In June 2018, two members of our management team, George Waller, our Executive Vice President and Ramarao Pemmaraju, our Chief Technical Officer, were appointed to BlockSafe to serve as the Chief Executive Officer and Chief Technical Officer, respectively. Additionally, our Chief Executive Officer of Zerify, Mark L. Kay, also an appointee to the Board of Directors of BlockSafe, was appointed as Chairman and President of BlockSafe.

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

We have stated to the note holders that once Zerify has the funds or BlockSafe sells the Tokens, the intent is to satisfy the outstanding balances as soon as possible. In the event that we are unable to satisfy the outstanding balances of the Notes, it could have a material adverse effect on our business, financial condition and results of operations.

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

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K/A in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

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

WE HAVE IDENTIFIED MATERIAL WEAKNESSES IN OUR DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROL OVER FINANCIAL REPORTING.

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As discussed in Item 9A – “Controls and Procedures” of this Form 10-K/A, we have evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of December 31, 2021.

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

(D) RECENT ISSUANCES OF UNREGISTERED SECURITIES

In January 2021, a convertible note holder, Crown Bridge Partners LLC, converted $20,000 of principal and $3,000 of accrued interest/fees into 14,743,589 shares of common stock at a conversion price of $0.00156 per share.

In January 2021, we issued a total of 33,334 shares of restricted common stock, valued at $1,983,to a consultant for services provided relating to a consultant agreement.

In February 2021, we issued 460,829 shares of common stock upon conversion of debt settlement with a note holder, James Nowak.

In February 2021, we issued a total of 66,000 shares of restricted common stock, valued at $10,263,to a consultant for services provided relating to a consultant agreement.

In February 2021, we issued 17,208,335 shares of common stock to three employees upon the cashless exercise of options.One of the employees, Ramarao Pemmaraju, is a member of our management team and he received 9,833,334 shares of stock.In February 2021, 12,250,000 unvested options granted in fiscal 2020 were modified and such options became fully vested. Pursuant to current accounting guidelines, were measured the fair value of these options and determined their fair value to be $3,675,000, which was recorded as stock compensation expense. The portion of the remeasured fair value of the options which was expensed and attributed to Ramarao Pemmaraju was $2,100,000.

In March 2021, a convertible note holder, Crown Bridge Partners LLC, converted $25,000 of principal and $3,500 of accrued interest/fees into 1,425,000 shares of common stock at a conversion price of $0.02 per share.

In March 2021, we issued a total of 7,500 shares of restricted common stock, valued at $844,relating to a December 2009 retainer agreement with our SEC attorney.

In March 2021, we issued a total of 21,693 shares of restricted common stock, valued at $3,324,to a consultant for services provided relating to a consultant agreement.

In March 2021, we issued 16,931,437 shares of common stock, with a fair value of $3,239,000, to Auctus Fund LLC for financing services rendered, related to notes payable, and cancellation of warrants to purchase 50,000 shares of common stock that was granted in fiscal 2020. The common shares issued were valued at the date of issuance.

In April 2021, we issued a total of 32,680 shares of restricted common stock, valued at $2,000,to a consultant for services provided relating to a consultant agreement.

In April 2021, we issued 500,000 shares of common stock, with a fair value of $36,000,to William Lynch for the purchase of a complimentary business, Cybersecurity Risk Solutions, LLC.

In April 2021, we issued 28,219,063 shares of common stock, with a fair value of $3,308,000,to Auctus Fund LLC for financing services rendered, related to notes payable, and cancellation of warrants to purchase 56,438 shares of common stock that was granted in fiscal 2019. The common shares issued were valued at the date of issuance.

In May 2021, we issued a total of 33,004 shares of restricted common stock, valued at $2,000,to a consultant for services provided relating to a consultant agreement.

In May 2021, we issued 12,349,726 shares of common stock with a fair value of $800,000, to Auctus Fund LLC for financing services rendered, related to notes payable, and cancellation of warrants to purchase 12,349,726 shares of common stock that was granted in fiscal 2020. The common shares issued were valued at the date of issuance.

In June 2021, we issued a total of 7,500 shares of restricted common stock, valued at $450,relating to a December 2009 retainer agreement with our SEC attorney..

In July 2021, we issued a total of 77,155 shares of restricted common stock, valued at $4,000,to a consultant for services provided relating to a consultant agreement.

In July 2021, we issued 13,557,693 shares of common stock to three employees upon the cashless exercise of options.

In August 2021, we issued a total of 46,404 shares of restricted common stock, valued at $2,000,to a consultant for services provided relating to a consultant agreement.

In September 2021, we issued a total of 48,780 shares of restricted common stock, valued at $3,000,to a consultant for services provided relating to a consultant agreement.

In September 2021, we issued a total of 7,500 shares of restricted common stock, valued at $429,relating to a December 2009 retainer agreement with our SEC attorney.

In September 2021, we issued 9,189,627 shares of common stock to an employee upon the cashless exercise of options, to George Waller, who is a member of our management team.

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

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K/A.

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

Our executive office is located at 1090 King Georges Post Road, Suite 603, Edison, NJ 08837. Our telephone number is (732) 661-9641. At December 31, 2021, we had 10 employees. Our Company’s website is www.zerify.com (formerly www.strikeforcetech.com) (we are not including the information contained in our website as part of, nor should the information be relied upon or incorporated by reference into, this report on Form 10-K/A).

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

Additional Information

You are advised to read this Form 10-K/A in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Please see pages F-1 through F-20.

Zerify, Inc.

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

31

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

Zerify, Inc.

1090 King George’s Post Road

Suite #603

Edison, NJ 08837

Attn: Mark L. Kay, Chairman

Shareholder Recommendations for Board Nominees

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following information is related to the compensation paid, distributed, or accrued by us for the fiscal years ended December 31, 2021 and 2020 to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”). The foregoing persons are collectively referred to in this Form 10-K/A as the “Named Executive Officers.” Compensation information is shown for the years ended December 31, 2021 and 2020:

					Incentive Plan		Securities	Nonqualified Deferred
				Stock	Option		Underlying	Compensation	All Other
Name/ Principal		Salary	Bonus	Awards	Awards		Options/SARs	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)		($)	($)	($)	($)

Mark L. Kay	2021	161,000	10,000	-	670,000		-	-	-	841,000
Chief Executive Officer	2020	158,000	6,000	-	670,000		-	-	-	834,000

George Waller	2021	161,000	10,000	-	670,000		-	-	-	841,000
Executive Vice President	2020	160,000	6,000	-	670,000		-	-	-	836,000

Ramarao Pemmeraju	2021	161,000	10,000	-	2,729,000	(1)	-	-	-	2,899,999
Chief Technology Officer	2020	161,000	6,000	-	670,000		-	-	-	837,000

(1) For 2021, represents the incremental fair value related to the modification of stock options granted to Ramarao Pemmaraju, computed in accordance with FASB Topic 718. In February 2021, 7,000,000 unvested options granted in fiscal 2020 were modified and such options became fully vested.  Pursuant to current accounting guidelines, we remeasured the fair value of these options and determined their fair value to be $2,100,000.

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

35

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in our Annual Report on Form 10-K/A for our 2021 fiscal year for filing with the SEC.

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

ITEM 16.  FORM 10-K/A SUMMARY

Not applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZERIFY, INC.

Dated: July 18, 2022	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: July 18, 2022	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark L. Kay	Director	July 18, 2022
Name: Mark L. Kay

/s/ Ramarao Pemmaraju	Director	July 18, 2022
Name: Ramarao Pemmaraju

/s/ George Waller	Director	July 18, 2022
Name: George Waller

