Form 10-Q
period 2022-06-30
Zerify, Inc.
filed 2022-08-22
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2022

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

(732) 661-9641

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	ZRFY	OTCQB

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 18, 2022
Common stock, $0.0001 par value	1,013,111,161

Indicate the number of shares outstanding of each of the issuer’s classes of preferred stock, as of the latest practicable date.

Class	Outstanding at August 18, 2022
Preferred stock, Series A, no par value	3

Class	Outstanding at August 18, 2022
Preferred stock, Series B, $0.10 par value	36,667

Transitional Small Business Disclosure Format Yes ☐     No  ☒

Documents Incorporated By Reference

None

ZERIFY, INC.

(formerly known as Strikeforce Technologies, Inc.)

INDEX TO FORM 10-Q FILING

JUNE 30, 2022

2

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ZERIFY, INC.
(formerly known as Strikeforce Technologies, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash (includes VIE balances of $1,000 and $1,000, respectively)	$579,000	$2,084,000
Accounts receivable, net	13,000	24,000
Prepaid expenses	9,000	13,000

Total current assets	601,000	2,121,000

Property and equipment, net	36,000	-
Operating lease right-of-use asset	81,000	107,000
Other assets	11,000	12,000

Total Assets	$729,000	$2,240,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses (includes VIE balances of $2,000 and $2,000, respectively)	$1,071,000	$996,000
Convertible notes payable (including $895,000 and $895,000 in default)	1,348,000	1,398,000
Convertible notes payable - related parties	268,000	268,000
Notes payable (including $1,934,000 and $1,972,000 in default, respectively)	1,934,000	1,972,000
(includes VIE balances of$285,000 and $310,000, respectively)
Notes payable - related parties	693,000	693,000
Accrued interest (including $1,557,000 and $1,497,000 due to related parties, respectively)	5,669,000	5,477,000
(includes VIE balances of $125,000 and $120,000, respectively)
Contingent payment obligation	1,500,000	1,500,000
VIE Financing obligation	1,263,000	1,263,000
Operating lease liability, current portion	56,000	39,000

Total current liabilities	13,802,000	13,606,000

Notes payable, long-term portion	150,000	150,000
Operating lease liability, long-term portion	29,000	73,000

Total Liabilities	13,981,000	13,829,000

Commitments and Contingencies

Stockholders' Deficit
Series A Preferred stock, no par value; 100 shares authorized; 3 shares issued and outstanding	987,000	987,000
Series B Preferred stock par value $0.10: 100,000,000 shares authorized; 36,667 shares issued and outstanding	4,000	4,000
Preferred stock series not designated par value $0.10: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.0001: 4,000,000,000 shares authorized; 1,013,111,161 and 955,380,225 shares issued and outstanding, respectively	101,000	96,000
Additional paid-in capital	63,850,000	59,788,000
Accumulated deficit	(77,312,000)	(71,595,000)
Total Zerify, Inc. stockholders' deficit	(12,370,000)	(10,720,000)
Noncontrolling interest in consolidated subsidiary	(882,000)	(869,000)

Total Stockholders' Deficit	(13,252,000)	(11,589,000)

Total Liabilities and Stockholders' Deficit	$729,000	$2,240,000

See accompanying notes to the condensed consolidated financial statements.

ZERIFY, INC.
(formerly known as Strikeforce Technologies, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$24,000	$67,000	$56,000	$113,000

Operating expenses:
Cost of revenue	12,000	8,000	22,000	11,000
Selling, general and administrative expenses	2,451,000	1,820,000	5,087,000	7,448,000
Research and development	158,000	129,000	312,000	274,000

Total operating expenses	2,621,000	1,957,000	5,421,000	7,733,000

Loss from operations	(2,597,000)	(1,890,000)	(5,365,000)	(7,620,000)

Other expense:
Interest expense (including $60,000 and $61,000 to related parties, respectively)	(100,000)	(114,000)	(199,000)	(242,000)
Debt discount amortization	-	(29,000)	-	(52,000)
Financing costs	(165,000)	(3,330,000)	(165,000)	(6,569,000)
Change in fair value of derivative liabilities	-	-	-	(219,000)
Gain/(loss) on extinguishment of debt, net	-	321,000	-	(286,000)
Other expense	(1,000)	(1,000)	(1,000)	(1,000)

Total other expense, net	(266,000)	(3,153,000)	(365,000)	(7,369,000)

Net loss	(2,863,000)	(5,043,000)	(5,730,000)	(14,989,000)

Net loss attributable to noncontrolling interest	6,000	10,000	13,000	17,000

Net loss attributable to Zerify, Inc.	$(2,857,000)	$(5,033,000)	$(5,717,000)	$(14,972,000)

Net loss per common share
-Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding -Basic and diluted	984,334,754	847,638,243	969,980,079	812,551,868

See accompanying notes to the condensed consolidated financial statements.

ZERIFY, INC. (formerly known as Strikeforce Technologies, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (Unaudited)

Three months ended June 30, 2022

	Series A Preferred stock, no		Series B Preferred stock, par		Common stock, par value		Additional			Total
	par value		value $0.10		$0.0001		Paid-in	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at April 1, 2022	3	$987,000	36,667	$4,000	955,515,078	$96,000	$61,430,000	$(74,455,000)	$(876,000)	$(12,814,000)

Common stock issued for cash	-	-	-	-	50,000,000	5,000	935,000	-	-	940,000

Fair value of common stock issued for services	-	-	-	-	7,596,083	-	163,000	-	-	163,000

Fair value of vested options	-	-	-	-	-	-	1,322,000	-	-	1,322,000

Net loss	-	-	-	-	-	-	-	(2,857,000)	(6,000)	(2,863,000)

Balance at June 30, 2022 (unaudited)	3	$987,000	36,667	$4,000	1,013,111,161	$101,000	$63,850,000	$(77,312,000)	$(882,000)	$(13,252,000)

Six months ended June 30, 2022

	Series A Preferred stock, no		Series B Preferred stock, par		Common stock, par value		Additional			Total
	per value		value $0.10		$0.0001		Paid-in	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at January 1, 2022	3	$987,000	36,667	$4,000	955,380,225	$96,000	$59,788,000	$(71,595,000)	$(869,000)	$(11,589,000)

Common stock issued for cash	-	-	-	-	50,000,000	5,000	935,000	-	-	940,000

Fair value of common stock issued for services	-	-	-	-	7,730,936	-	168,000	-	-	168,000

Fair value of vested options	-	-	-	-	-	-	2,959,000	-	-	2,959,000

Net loss	-	-	-	-	-	-	-	(5,717,000)	(13,000)	(5,730,000)

Balance at June 30, 2022 (unaudited)	3	$987,000	36,667	$4,000	1,013,111,161	$101,000	$63,850,000	$(77,312,000)	$(882,000)	$(13,252,000)

See accompanying notes to the condensed consolidated financial statements.

ZERIFY, INC. (formerly known as StrikeForce Technologies, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (Unaudited)

Three months ended June 30, 2021

	Series A Preferred stock, no		Series B Preferred stock, par		Common stock, par value		Additional			Total
	par value		value $0.10		$0.0001		Paid-in	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at April 1, 2021	3	$987,000	36,667	$4,000	807,277,505	$81,000	$50,862,000	$(64,335,000)	$(830,000)	$(13,231,000)

Common stock issued for cash	-	-	-	-	27,750,000	3,000	1,315,000	-	-	1,318,000

Fair value of common stock issued for services	-	-	-	-	573,184	-	41,000	-	-	41,000

Fair value of vested options	-	-	-	-	-	-	1,157,000	-	-	1,157,000

Fair value of common stock issued as a financing cost	-	-	-	-	28,219,063	3,000	3,327,000	-	-	3,330,000

Common stock issued upon cashless exercise of warrants	-	-	-	-	12,349,726	1,000	(1,000)	-	-	-

Net loss	-	-	-	-	-	-	-	(5,033,000)	(10,000)	(5,043,000)

Balance at June 30, 2021 (Unaudited)	3	$987,000	36,667	$4,000	876,169,478	$88,000	$56,701,000	$(69,368,000)	$(840,000)	$(12,428,000)

Six months ended June 30, 2021

	Series A Preferred stock, no par		Series B Preferred stock, par		Common stock, par		Additional			Total
	value		value $0.10		value $0.0001		Paid-in	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at January 1, 2021	3	$987,000	36,667	$4,000	718,263,338	$72,000	$39,814,000	$(54,396,000)	$(823,000)	$(14,342,000)

Common stock issued for cash	-	-	-	-	65,866,450	6,000	2,761,000	-	-	2,767,000

Fair value of common stock issued for services	-	-	-	-	701,711	-	57,000	-	-	57,000

Fair value of vested options	-	-	-	-	-	-	6,387,000	-	-	6,387,000

Fair value of common stock issued as a financing cost	-	-	-	-	45,150,500	5,000	6,564,000	-	-	6,569,000

Common stock issued upon cashless exercise of warrants	-	-	-	-	12,349,726	1,000	(1,000)	-	-	-

Common stock issued upon cashless exercise of options	-	-	-	-	17,208,335	2,000	(2,000)	-	-	-

Common stock issued upon conversion of notes and accrued interest	-	-	-	-	16,168,589	2,000	1,033,000	-	-	1,035,000

Common stock issued upon conversion of debt settlement	-	-	-	-	460,829	-	88,000	-	-	88,000

Net loss	-	-	-	-	-	-	-	(14,972,000)	(17,000)	(14,989,000)

Balance at June 30, 2021 (Unaudited)	3	$987,000	36,667	$4,000	876,169,478	$88,000	$56,701,000	$(69,368,000)	$(840,000)	$(12,428,000)

See accompanying notes to the condensed consolidated financial statements.

ZERIFY, INC. (formerly known as Strikeforce Technologies, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2022	June 30, 2021
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(5,730,000)	$(14,989,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,000	3,000
Amortization of discount	-	52,000
Amortization of right-of-use asset	26,000	25,000
Fair value of common stock issued for services	168,000	57,000
Fair value of vested options	2,959,000	6,387,000
Fair value of common stock issued for financing services	-	6,569,000
Change in fair value of derivative liabilities	-	219,000
Loss on extinguishment of debt, net	-	286,000
Changes in operating assets and liabilities:
Accounts receivable	11,000	8,000
Prepaid expenses	4,000	(6,000)
Accounts payable and accrued expenses	75,000	(1,000)
Accrued interest	192,000	144,000
Operating lease liability	(27,000)	(25,000)
Net cash used in operating activities	(2,321,000)	(1,271,000)

Cash flows from investing activities:
Purchases of property and equipment	(36,000)	-
Net cash used in investing activities	(36,000)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	940,000	2,767,000
Proceeds from notes payable	-	177,000
Repayment of convertible note payable	(50,000)	-
Repayment of notes payable	(38,000)	(198,000)
Repayment of convertible notes payable-related parties	-	(30,000)
Repayment of notes payable-related parties	-	(259,000)
Net cash provided by financing activities	852,000	2,457,000

Net increase (decrease) in cash	(1,505,000)	1,186,000

Cash at beginning of the period	2,084,000	162,000

Cash at end of the period	$579,000	$1,348,000

Supplemental disclosure of cash flow information:
Interest paid	$8,000	$76,000
Income tax paid	$1,000	$-

Supplemental disclosure of non-cash investing and financing transactions
Common stock issued for conversion of notes and accrued interest	$-	$1,035,000
Common stock issued upon conversion of debt settlement	$-	$88,000

See accompanying notes to the condensed consolidated financial statements.

Zerify, Inc.

(formerly known as Strikeforce Technologies, Inc.)

Notes to the Condensed Consolidated Financial Statements

Three and six months ended June 30, 2022 and 2021

Note 1 - Organization and Summary of Significant Accounting Policies

Zerify, Inc. (formerly known as StrikeForce Technologies, Inc.) (the “Company”) is a software development and services company that offers a suite of integrated computer network security products using proprietary technology. The Company’s operations are based in Edison, New Jersey.

On April 26, 2022, the Company applied for the Zerify trademark. ZERIFY™ which is intended to cover the categories of downloadable or recorded computer software for encryption; downloadable or recorded computer software for cyber security assessment and protection; anti-spyware software; downloadable or recorded computer application software for mobile devices, namely, software for protecting people from identity theft; downloadable or recorded computer software for guarding users of computers and remote access devices from identity theft, featuring various software tools, namely, anti-keyboard logger and keyboard stroke encryption.

On June 14, 2022, the Board of Directors and holders of a majority of the voting power approved a resolution to change the Company’s name from StrikeForce Technologies, Inc. to Zerify, Inc. The Board of Directors believes that the name change will better reflect the business plans of the Company reflected in the current cyber security software products and in the name Zerify which emphasizes the Company’s mission to ensure Zero-Trust for the most secure collaborative communications and that every participant is verified prior to entering a video conference.

On August 1, 2022, pursuant to the approval from FINRA, our Common Stock is now quoted on the OTCQB Market under the symbol “ZRFY” (formerly “SFOR”).

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2022. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2021 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the SEC on April 14, 2022.

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

At June 30, 2022, noncontrolling interests represents 51% of BST that the Company does not directly own. The Company and BST have a management agreement pursuant to which BST shall remit a management fee of $36,000 per month to the Company, and when BST reaches a milestone of $1,000,000 in financing, an additional management fee of $5,000,000 shall be owed to the Company, payable monthly over three years. The management fee is eliminated in consolidation. At June 30, 2022 and December 31, 2021, the amount of VIE cash on the accompanying condensed consolidated balance sheets can be used only to settle obligations of BST, and the amounts of VIE accounts payable, VIE Notes Payable, VIE Accrued Interest, and VIE Financing Obligation have no recourse to the general credit of the Company.

Going Concern

We have yet to establish any history of profitable operations. During the six months ended June 30, 2022, the Company incurred a net loss of $5,730,000 and used cash in operating activities of $2,321,000, and at June 30, 2022, the Company had a stockholders’ deficit of $13,252,000. In addition, we are in default on notes payable and convertible notes payable in the aggregate amount of $2,829,000. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report published on our December 31, 2021 year-end financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

During the six months ended June 30, 2022 and the year ended December 31, 2021, the Company believes the COVID-19 pandemic did impact its operating results. For the six months ended June 30, 2022 and the year ended December 31, 2021, sales to customers decreased by 50% and 7%, respectively, as compared to the prior year. However, the Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, and other factors that management believes to be reasonable. In addition, the Company has considered the potential impact of the pandemic, as well as certain macroeconomic factors, including inflation, rising interest rates, and recessionary concerns, on its business and operations.

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

Cost of revenue includes direct costs and fees related to the sale of our products.

The following tables present our revenue disaggregated by major product and service lines:

	Three months ended
	June 30, 2022	June 30, 2021
Software	$24,000	$64,000
Service	-	3,000
Total revenue	$24,000	$67,000

	Six months ended
	June 30, 2022	June 30, 2021
Software	$56,000	$109,000
Service	-	4,000
Total revenue	$56,000	$113,000

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

The Company is required to use observable market data if such data is available without undue cost and effort.

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

	Six months ended
	June 30, 2022	June 30, 2021
Options to purchase common stock	83,133,001	40,633,001
Warrants to purchase common stock	68,375,757	14,965,221
Convertible notes	21	21
Convertible Series B Preferred stock	2,347,752	1,040,756
Total	153,856,531	56,638,999

Concentrations

For the six months ended June 30, 2022, sales to two customers comprised 42% and 30% of revenues. For the six months ended June 30, 2021, sales to three customers comprised 39%, 31% and 16% of revenues. At June 30, 2022, two customers comprised 61% and 16% of accounts receivable.

The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits. At June 30, 2022, the Company had cash deposits that exceeded the federally insured limit of $250,000 per account. The Company believes that no significant concentration of credit risk exists with respect to its cash balances because of its assessment of the creditworthiness and financial viability of the financial institution.

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

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity – Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force).” The ASU addresses how an issuer should account for modifications or an exchange of freestanding written call options classified as equity that is not within the scope of another Topic. For both public and private companies, the ASU is effective for fiscal years beginning after December 15, 2021. Transition is prospective. The Company has elected early adoption of ASU 2021-04.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 2 - Convertible Notes Payable

Convertible notes payable consisted of the following:

	June 30, 2022	December 31, 2021
Secured
(a) Convertible notes due to AL-Bank	$453,000	$503,000

Unsecured
(b) Convertible notes with fixed conversion features, in default	895,000	895,000
Total Convertible notes, net of discount	$1,348,000	$1,398,000

(a)

During fiscal 2005, the Company issued notes payable to DART/Citco Global in the aggregate of $543,000. The notes bear interest at an average rate of 7.5% per annum and matured in December 2010. The aggregate notes are convertible by the note holder into approximately less than one share of the Company’s common stock based on a fixed conversion price adjusted for applicable reverse stock splits that occurred in prior fiscal years. In fiscal 2009, the note holders agreed to the forbearance of any interest on the notes payable to DART/Citco Global. In August 2021, the notes were assigned to Aktieselskabet Arbejdernes Landsbank (“AL-Bank”), a financing institution based in Denmark. In September 2021, the Company executed a repayment agreement with AL-Bank whereby the Company shall make monthly payments of $10,000 to AL-Bank, starting in October 2021 and ending in January 2025, for a total of $400,000. Once the payments are made in full in accordance with the repayment agreement, the remaining balance of $143,000 shall be forgiven and will be accounted at that time. At December 30, 2021, the outstanding balance of convertible notes payable amounted to $503,000.

During the six months ended June 30, 2022, the Company made principal payments of $50,000.

At June 30, 2022, the outstanding balance of the secured convertible notes payable amounted to $453,000. The convertible notes payable, including accrued interest are convertible to approximately two shares of the Company’s common stock.

(b)

During fiscals 2005 through 2007, the Company issued notes payable in the aggregate of $895,000. The notes are unsecured, bear interest at a rate starting at 8% up to 18% per annum, were due on various dates from March 2008 to March 2015, and are currently in default. The aggregate notes are convertible by the note holders into approximately less than one share of the Company’s common stock based on fixed conversion prices adjusted for applicable reverse stock splits that occurred in prior fiscal years.

At June 30, 2022 and December 31, 2021, the outstanding balance of unsecured convertible notes payable amounted to $895,000, respectively and are deemed in default. The convertible notes payable, including accrued interest are convertible to approximately thirteen shares of the Company’s common stock.

Note 3 - Convertible Notes Payable – Related Parties

In prior years, the Company issued unsecured convertible notes to its Chief Executive Officer (CEO) in exchange for cash and/or services rendered. The notes have a compounded interest rate of 8% per annum and will mature on December 31, 2022, as amended. The aggregate notes are convertible by the note holders into less than one share of the Company’s common stock at fixed conversion prices adjusted for applicable reverse stock splits. As of June 30, 2022 and December 31, 2021, the outstanding balance of the notes payable amounted to $268,000.

Note 4 - Notes Payable

Notes payable consisted of the following:

	June 30, 2022	December 31, 2021
Unsecured notes
(a) Notes payable- $1,639,000 - in default	$1,639,000	$1,639,000
(b) Notes payable issued by BST - in default	285,000	310,000
(c) Note payable-EID loan	150,000	150,000

Secured notes payable
(d) Notes payable - in default	10,000	23,000
Total notes payable principal outstanding	2,084,000	2,122,000
Less current portion of notes payable, net of discount	(1,934,000)	(1,972,000)
Long term notes payable	$150,000	$150,000

(a)

In previous years, the Company issued notes payable in exchange for cash. The notes are unsecured, bear interest at a rate of 8% through 14% per annum and matured starting in fiscal 2011 up to November 2021. At June 30, 2022 and December 31, 2021, the outstanding balance of the notes payable was $1,639,000, respectively, and are in default.

(b)

In fiscal 2018, the Company’s consolidated subsidiary BlockSafe, issued promissory notes in exchange for cash. The notes are unsecured, bearing interest at a rate of 8% per annum, and matured in September 2019. At December 31, 2021, the outstanding balance of the notes payable amounted to $310,000. During the six months ended June 30, 2022, the Company made principal payments of $25,000. At June 30, 2022, the outstanding balance of the BlockSafe notes payable amounted to $285,000, and are in default.

(c)

On May 15, 2020, the Company received a $150,000 loan (the “EID Loan”) from the Small Business Administration (SBA)under the SBA’s Economic Injury Disaster Loan program. The EID Loan has a thirty-year term and bears interest at a rate of 3.75% per annum. Monthly principal and interest payments of $250 per month are deferred for twenty-four months and will commence in June 2022. The EID Loan may be prepaid at any time prior to maturity with no prepayment penalties. The proceeds from the EID Loan must be used for working capital. The EID Loan contains customary events of default and other provisions customary for a loan of this type.

Outstanding balance of the note payable as of June 30, 2022 and December 31, 2021 amounted to $150,000, respectively. The Company was in compliance with the terms of the EID loan as of June 30, 2022.

(d)

In fiscal 2019 and 2020, the Company issued notes payable aggregating $468,000. The notes bear interest at a rate starting from 8% to 37% per annum, each agreement secured by substantially all of the assets of the Company, maturing between March 2020 and July 2021. The Company also made principal payments of $319,000, and one secured note of $21,000 was extinguished as part of a debt settlement obligation transaction. At December 31, 2021, the outstanding balance of the secured note agreements was $23,000.

During the six months ended June 30, 2022, the Company made principal payments of $13,000.

At June 30, 2022, the outstanding balance of the secured notes payable was $10,000 and is in default. The Company and the note holder are in negotiations to extend the due date of the note.

Note 5 - Notes Payable – Related Party

Notes payable-related party notes represent unsecured notes payable to the Company’s Chief Executive Officer (CEO) ranging in interest rates of 0% per annum to 10% per annum and will mature on December 31, 2022, as amended. The outstanding balance of these notes payable at June 30, 2022 and December 31, 2021 amounted to $693,000, respectively.

Note 6 - VIE Financing Obligation

The Company is in the process of developing Coins or Tokens which are an envisioned virtual currency. In fiscal 2018, the Company’s consolidated subsidiary BlockSafe, issued promissory notes to unrelated parties aggregating $776,000. As part of issuance, the Company agreed to pay a financing obligation to the note holders equal to the note principal in tokens, as defined, to be issued by BlockSafe. In addition, the Company also agreed to issue tokens to an unrelated party in exchange for cash of $50,000.

During the year ended December 31, 2019, BlockSafe agreed to issue tokens to unrelated parties in exchange for cash of $122,000. In addition, certain note holders of promissory notes issued by BlockSafe agreed to exchange $315,000 of outstanding principal and accrued interest into the financing obligation to be paid by tokens to be issued by BlockSafe.

At June 30, 2022 and December 31, 2021, the outstanding balance of financing obligations amounted to $1,263,000, respectively, to be paid in tokens, as defined. At June 30, 2022 and through the date of filing, BlockSafe has not developed or issued any tokens and there is no assurance as to whether, or at what amount, or on what terms, tokens will be available to be issued, if ever. At June 30, 2022, as the tokens do not exist, and any amounts received for tokens are not considered equity or revenue, management determined that 100% of the obligation of $1,263,000 is a liability to be settled by BlockSafe, through the issuance of tokens, or through other means if tokens are never issued.

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

At June 30, 2022 and December 31, 2021, the Company has reflected the $1,500,000 received from the Funders as a contingent payment obligation to be paid only if claim proceeds are recovered.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Six months ended June 30, 2022	Six months ended June 30, 2021
Lease Cost
Operating lease cost (included in general and administration in the Company’s statement of operations)	$28,000	$28,000

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2022 and 2021	$28,000	$25,000
Weighted average remaining lease term – operating leases (in years)	1.6	2.6
Average discount rate – operating leases	10.0%	10.0%

The supplemental balance sheet information related to leases for the period is as follows:

At June 30, 2022
Operating leases
Long-term right-of-use assets	$81,000

Short-term operating lease liabilities	$56,000
Long-term operating lease liabilities	29,000
Total operating lease liabilities	$85,000

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
2022 (6 months)	29,000
2023	59,000
2024	5,000
Total lease payments	93,000
Less: Imputed interest/present value discount	(8,000)
Present value of lease liabilities	$85,000

Lease expenses were $28,000 and $28,000 during the six months ended June 30, 2022 and 2021, respectively.

Note 9 - Stockholders’ Deficit

Common Stock

During the six months ended June 30, 2022, the Company issued an aggregate of 7,730,936 shares of its common stock for consulting services, with a fair value of $168,000.  These shares of common stock were valued based on the closing price of the Company’s common stock on the date of the issuance or the date the Company entered into the agreement related to the issuance.

Warrants

On May 5, 2022, we entered into Inducement Offer to Exercise Common Stock Purchase Warrants Letter Agreements (the “Exercise Agreements”) with certain of the holders of the Existing Warrants, The Special Equities Opportunity Fund, LLC and Gregory Castaldo, to purchase an aggregate of 50,000,000 shares of Common Stock (the “Exercising Holders”). Pursuant to the Exercise Agreements, the Exercising Holders and the Company agreed that, subject to any applicable beneficial ownership limitations, the Exercising Holders would exercise their Existing Warrants (the “Investor Warrants”) for shares of Common Stock underlying such Existing Warrants (the “Exercised Shares”) at a reduced exercise price of $0.02 per share of Common Stock. In order to induce the Exercising Holders to cash exercise the Investor Warrants, the Exercise Agreements provide for the issuance of new warrants to purchase up to an aggregate of 50,000,000 shares of Common Stock (the “New Warrants”), with such New Warrants to be issued in an amount equal to the number of the Exercised Shares underlying any Investor Warrants. The New Warrants are exercisable after issuance, provide for a cashless exercise provision if the shares of Common Stock underlying the New Warrants are not registered and terminate on the date that is five years following the issuance of the New Warrants. The New Warrants have an exercise price per share of $0.05. The New Warrants and the shares of Common Stock issuable upon the exercise of the New Warrants are not being registered under the Securities Act of 1933 and are being offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act of 1933. The Exercised Shares are registered for resale on effective registration statements previously filed with the Securities and Exchange Commission.

As a result, these warrant holders exercised their warrants and the Company issued 50 million shares of common stock for cash proceeds of $940,000, net of direct fees and commission.

In May 2022, the Company paid a warrant holder, Crown Bridge Partners, $165,000 in exchange for cancellation of two warrant agreements, from November 2019 and July 2020, for a total of 605,477 warrant shares. The Company recorded the payment as financing expense.

The table below summarizes the Company’s warrant activities for the six months ended June 30, 2022:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, January 1, 2022	68,981,234	$0.0045-2.90	$0.042647
Granted	50,000,000	0.05	0.05
Canceled/Expired	(605,477)	0.085-2.90	1.49
Exercised	(50,000,000)	0.02	0.02
Balance, June 30, 2022	68,375,757	$0.0045-0.75	$0.041562

Balance outstanding and exercisable, June 30, 2022	68,375,757	$0.0045-0.75	$0.041562

At June 30, 2022, the intrinsic value of the warrants amounted to $207,000.

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2022:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.0045	13,333,333	4.00	$0.0045

$0.05	55,000,000	5.00	$0.05

$0.75	42,424	3.00	$0.75

$0.0045 - $0.75	68,375,757	4.00	$0.041562

Note 10 – Stock Options

The table below summarizes the Company’s stock option activities for the six months ended June 30, 2022:

	Number of Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, January 1, 2022	83,133,001	0.005-1,121,250,000	$0.0274

Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance outstanding, June 30, 2022	83,133,001	$0.005-1,121,250,000	$0.0274
Balance exercisable, June 30, 2022	83,133,001	$0.005-1,121,250,000	$0.0274

At June 30, 2022, the intrinsic value of outstanding options was $263,000.

During the period ended June 30, 2022, the Company recognized stock compensation expense of $2,959,000 to account for the fair value of stock options that vested.

The following table summarizes information concerning the Company’s stock options as of June 30, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$1,121,250,000	1	2	$1,121,250,000	1	1	$1,121,250,000
$2.85	126,000	7	2.85	126,000	6	2.85
$3.125	392,000	6	3.125	392,000	5	3.125
$2.05	115,000	9	2.05	115,000	8	2.05
$0.0375	65,000,000	10	0.0375	65,000,000	10	0.0375
$0.005	17,500,000	10	0.005	17,500,000	10	0.005
$0.005 – 1,121,250,000	83,133,001	6.8	$0.03704	83,133,001	6.8	$0.0274

Note 11 – Subsequent Events

Subsequent to June 30, 2022, the Company issued notes payable aggregating $275,000. The notes bear interest at a rate starting from 4% to 57% per annum, each agreement secured by substantially all of the tangible and intangible assets of the Company, and maturing starting January 2024 through July 2024.

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

Such risks include, among others, the following: international, national and local general economic and market conditions: our ability to sustain, manage or forecast our growth; material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the current inflation rate and supply chain disruptions; the implications and consequences of the COVID-19 pandemic on our business and on our clients’ business and on the effectiveness and distributions of vaccines and boosters, domestically and internationally, to limit the impact of COVID-19, and the transitioning from a pandemic to an endemic; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this filing.

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

Unless otherwise noted, references in this Form 10-Q to “Zerify”, “we”, “us”, “our”, “our company”, and the “Company” means Zerify, Inc., a Wyoming corporation.

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

On April 26, 2022, the Company applied for the Zerify trademark. ZERIFY™.  The trademark registration is intended to cover the categories of downloadable or recorded computer software for encryption; downloadable or recorded computer software for cyber security assessment and protection; anti-spyware software; downloadable or recorded computer application software for mobile devices, namely, software for protecting people from identity theft; downloadable or recorded computer software for guarding users of computers and remote access devices from identity theft, featuring various software tools, namely, anti-keyboard logger and keyboard stroke encryption.

On June 14, 2022, the Board of Directors and holders of a majority of the voting power approved a resolution to change our name from StrikeForce Technologies, Inc. to Zerify, Inc.

The Board of Directors believes that the reason for the name change, among other reasons, is that it will better reflect the business plans of the Company reflected in the current cyber security software and in the name Zerify which emphasizes the Company’s mission to ensure Zero-Trust for the most secure collaborative communications and that every participant is verified prior to entering a video conference. Learn more at www.zerify.com (which website is expressly not incorporated into this Information Statement)

On August 1, 2022, pursuant to the approval from FINRA, our Common Stock is now quoted on the OTCQB Market under the symbol “ZRFY” (formerly “SFOR”).

Our executive office is located at 1090 King Georges Post Road, Suite 603, Edison, NJ 08837. Our telephone number is (732) 661-9641. At June 30, 2022, we had 15 employees. Our Company’s website is www.zerify.com (we are not including the information contained in our website as part of, nor should the information be relied upon or incorporated by reference into, this report on Form 10-Q).

COVID-19

In March 2020, the World Health Organization declared the spread of COVID-19 a pandemic. This outbreak continues to spread throughout the U.S. and around the world. As a result, authorities continue to implement numerous measures to try to contain the virus, including restrictions on travel, quarantines, shelter-in-place orders, business restrictions and complete shutdowns. We are not considered an “essential business” due to the industries and customers we serve. As of, and subsequent to, June 30, 2022, we have been following the recommendations of the CDC and state/local health authorities to minimize exposure risk for our team members during the pandemic, including the temporary closure of our corporate office and having our team members work remotely. During the second quarter of 2021, we reopened our corporate office while continuing to adhere to the guidelines issued by health authorities. Many customers and vendors have transitioned to electronic submission of invoices and payments. The COVID-19 pandemic has resulted in longer response times from potential new customers and certain existing customers. We cannot anticipate the effect that the impairments caused by the COVID-19 pandemic will have on our fiscal 2022 or 2023 results, or the effectiveness and distributions of vaccines, boosters, and their distribution in 2022 and 2023, or the consequences of transitioning from a pandemic to an endemic. The pandemic has significantly impacted the economic conditions both in the United States and worldwide, with accelerated effects through the date of this report, as federal, state and local governments react to the public health crisis, creating significant uncertainties in both the worldwide and the United States economies. The situation is rapidly changing, including the onset of the ongoing subsequent waves of the virus caused by the possibility of various variants over time, and additional impacts to our business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which, the conditions surrounding COVID-19 will change including the timing of lifting any restrictions or office closure requirements. We will continue to evaluate the nature and extent of COVID-19’s impact to our business, consolidated results of operations, financial condition and liquidity, and our results presented herein are not necessarily indicative of the results to be expected for future periods.

During the six months ended June 30, 2022, we believe the COVID-19 pandemic did impact our operating results as sales to customers were down 50% as compared from the six months ended June 30, 2021. However, we have not observed any impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic. At this time, it is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business or results of operations, financial condition, or liquidity.

We have been following the recommendations of health authorities to minimize exposure risk for our team members, including the temporary closure of our corporate office and having team members work remotely. Most customers and vendors have transitioned to electronic submission of invoices and payments.

Management believes that cyber security is a growing requirement as the pandemic continues, and that more people are working or, as businesses reopen at their physical location, we continue to work remotely as well as using digital forms on a regular basis.  Consequently, the market demand, in our estimation, is increasing. However, our company is also experiencing the impact of the ongoing pandemic. Currently our management is not working from our office location and it impedes our ability to take full advantage of the increasing market demand. Many of our current clients have experienced a dramatic slowdown in their business, limiting their ability to have the resources to pay for our services. We still generate revenues and we anticipate, but cannot guarantee, we will have the resources to advance our video conferencing tool, SafeVchat™ and PrivacyLoK™, that provides authentication and encryption (using our existing products), for which we believe there will be great interest in the market. During the six months ended June 30, 2022 and the year ended December 31, 2021, we earned revenues of $6,000 and $74,000, respectively, from Zerify™ Meet (formerly SafeVchat™) , Zerify™ Defender and Zerify™ API (formerly PrivacyLoK™) and overall revenues of $56,000 and $193,000, respectively.

Downturns in economic conditions, or other macroeconomic factors more generally, including inflation, could have adverse effects on our results of operations.

While we make our strategic planning decisions based on the assumption that the markets we are targeting will grow in the long term, our business is dependent, in large part on, and directly affected by, business cycles and other factors affecting the economy generally. Our industry depends on general economic conditions and other factors, including consumer spending and preferences, changes in inflation rates, supply chain issues and impediments should they arise for us, as the U.S. and various other major economies are now experiencing, consumer confidence, fuel costs, fuel availability, environmental impact, governmental incentives and regulatory requirements, and political volatility, especially in cybersecurity growth markets.

In addition, the outbreak of hostilities between Russia and Ukraine and global reactions thereto have increased U.S. domestic and global energy prices. Oil supply disruptions related to the Russia-Ukraine conflict, and sanctions and other measures taken by the U.S. and its allies, could lead to higher costs for gas, food, and goods in the U.S. and other geographies and exacerbate the inflationary pressures on the worldwide economy, with potentially adverse impacts on our customers and on our business, results of operations and financial condition.

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2022 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2021

Revenues for the three months ended June 30, 2022 were $24,000 compared to $67,000 for the three months ended June 30, 2021, a decrease of $43,000 or 64.2%. The decrease in revenues was primarily due to a decrease in revenues relating to our ProtectID®, GuardedID® and MobileTrust® and Zerify™ Meet products, as affected by impairments related to the economic consequences of the COVID-19 pandemic. Revenues are derived from software and services.

Cost of revenues for the three months ended June 30, 2022 was $12,000 compared to $8,000 for the three months ended June 30, 2021, an increase of $4,000 or 50.0%. The increase in cost of revenues was primarily due to an increase in the fees related to our product offerings. Cost of revenues are fees and key fobs related to our revenues, and as a percentage of total revenues for the three months ended June 30, 2022 was 50.0% compared to 11.9% for the three months ended June 30, 2021.

Research and development expenses for the three months ended June 30, 2022 were $157,000 compared to $129,000 for the three months ended June 30, 2021, an increase of $28,000 or 21.7%. The increase was primarily due to the overall increase in salaries and benefits of the personnel conducting research and development. The salaries, benefits and overhead costs of personnel conducting research and development of our software products primarily comprises our research and development expenses.

Compensation, professional fees, and selling, general and administrative (collectively, “SGA”) expenses for the three months ended June 30, 2022 were $2,451,000 compared to $1,820,000 for the three months ended June 30, 2021, an increase of $631,000 or 34.7%. The increase was due primarily to increases in employee stock-based compensation, compensation/benefits expenses and professional fees. SG&A expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock options to employees and other general corporate expenses.

For the three months ended June 30, 2022, other expense was $266,000 as compared to other expense of $3,153,000 for the three months ended June 30, 2021, a decrease in other expense of $2,887,000, or 916%. The decrease was primarily due to decreases in financing expense, interest expense, debt discount amortization, and the change in the fair value of derivative liabilities, offset by an increase in the loss on debt extinguishment. Our company’s derivative liabilities were fully extinguished in fiscal 2021.

Our net loss for the three months ended June 30, 2022 was $2,862,000 compared to $5,043,000 for the three months ended June 30, 2021, a decrease of $2,181,000, or 43.3%. The decrease was primarily due to decreases in financing expense, interest expense, debt discount amortization, and the change in the fair value of derivative liabilities, offset by increases in the loss on debt extinguishment, employee stock-based compensation, compensation/benefits expenses and professional fees.

FOR THE SIX MONTHS ENDED JUNE 30, 2022 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2021

Revenues for the six months ended June 30, 2022 were $56,000 compared to $113,000 for the six months ended June 30, 2021, a decrease of $57,000 or 50.4%. The decrease in revenues was primarily due to a decrease in revenues relating to our ProtectID®, GuardedID® and MobileTrust® and Zerify™ Meet products, as affected by impairments related to the economic consequences of the COVID-19 pandemic. Revenues are derived from software and services.

Cost of revenues for the six months ended June 30, 2022 was $22,000 compared to $11,000 for the six months ended June 30, 2021, an increase of $11,000 or 100%. The increase in cost of revenues was primarily due to an increase in the fees related to our product offerings. Cost of revenues are fees and key fobs related to our revenues, and as a percentage of total revenues for the six months ended June 30, 2022 was 39.3% compared to 9.7% for the six months ended June 30, 2021.

Research and development expenses for the six months ended June 30, 2022 were $312,000 compared to $274,000 for the six months ended June 30, 2021, an increase of $38,000 or 13.9%. The increase was primarily due to the overall increase in salaries and benefits of the personnel conducting research and development. The salaries, benefits and overhead costs of personnel conducting research and development of our software products primarily comprises our research and development expenses.

Compensation, professional fees, and selling, general and administrative (collectively, “SGA”) expenses for the six months ended June 30, 2022 were $5,087,000 compared to $7,448,000 for the six months ended June 30, 2021, a decrease of $2,361,000 or 31.7%. The decrease was due primarily to a decrease in employee stock-based compensation, offset by an increase in compensation/benefits expenses and professional fees. SG&A expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock options to employees and other general corporate expenses.

For the six months ended June 30, 2022, other expense was $365,000 as compared to other expense of $7,369,000 for the six months ended June 30, 2021, a decrease in other expense of $7,004,000, or 95.1%. The decrease was primarily due to decreases in financing expense, interest expense, debt discount amortization, the change in the fair value of derivative liabilities and the loss on debt extinguishment. Our company’s derivative liabilities were fully extinguished in fiscal 2021.

Our net loss for the six months ended June 30, 2022 was $5,730,000 compared to $14,989,000 for the six months ended June 30, 2021, a decrease of $9,259,000, or 61.8%. The decrease was primarily due to decreases in employee stock-based compensation, financing expense, interest expense, debt discount amortization, the change in the fair value of derivative liabilities and the loss on debt extinguishment, offset by increases compensation/benefits expenses and professional fees.

Liquidity and Capital Resources

Our total current assets at June 30, 2022 were $601,000, which included cash of $579,000, as compared with $2,121,000 in total current assets at December 31, 2021, which included cash of $2,084,000. Additionally, we had a stockholders’ deficit in the amount of $13,252,000 at June 30, 2022 compared to a stockholders’ deficit of $11,589,000 at December 31, 2021. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. We financed our operations during the six months ended June 30, 2022 primarily from the cash balance from the year ended December 31, 2021.

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

On August 12, 2022, our registration statement on Form S-1 was declared effective by the Securities and Exchange Commission. This registration statement registered 50,000,000 shares underlying certain common stock purchase warrants which, if exercised (and there is no assurance of exercise), would provide an additional source of financing for our company.

Concentrations

For the six months ended June 30, 2022, sales to two customers comprised 42% and 30% of revenues. For the six months ended June 30, 2021, sales to three customers comprised 39%, 31% and 16% of revenues. At June 30, 2022, two customers comprised 61% and 16% of accounts receivable.

The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits. At June 30, 2022, the Company had cash deposits that exceeded the federally insured limit of $250,000 per account. The Company believes that no significant concentration of credit risk exists with respect to its cash balances because of its assessment of the creditworthiness and financial viability of the financial institution.

Going Concern

We have yet to establish any history of profitable operations. During the six months ended June 30, 2022, the Company incurred a net loss of $5,730,000 and used cash in operating activities of $2,321,000, and at June 30, 2022, the Company had a stockholders’ deficit of $13,252,000. In addition, we are in default on notes payable and convertible notes payable in the aggregate amount of $2,829,000. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report published on our December 31, 2021 year-end financial statements, and Note 1 in our unaudited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

Cybersecurity Risk Solutions, LLC

On April 15, 2021, we formally finalized c a Member Interest Purchase Agreement in which we acquired all the Member Interests of Cybersecurity Risk Solutions, LLC, a New Jersey limited liability company. In April 2021, we issued 500,000 shares of common stock with a fair value of $36,000, for the purchase of Cybersecurity Risk Solutions, LLC. At the date of acquisition, Cybersecurity Risk Solutions, LLC had nominal assets and liabilities, no revenues and limited operating history. Furthermore, we also determined that the acquisition did not meet the requirement of a significant acquisition pursuant to the regulations of the Securities and Exchange Commission.

Cybersecurity Risk Solutions, LLC is a cybersecurity firm offering cyber, privacy & data protection services including a personal cyber risk assessment, the industry’s first cyber health score, report and custom action plan, as well as ongoing vulnerability scanning, hack monitoring and dark web intelligence monitoring. For more information, go to https://SecureCyberID.com (which website is expressly not included in this filing). Will Lynch, the prior sole member of Cybersecurity Risk Solutions, LLC was hired by Zerify  as the Director of Channel Distribution and not as a Named Executive Officer. A Director of Channel Distribution develops, services, and grows relationships with clients. Mr. Lynch has an annual salary of $100,000 and will also receive 2% net of all Channel sales. Mr. Lynch reports to our Executive Vice President and Marketing Director.

Subsequent Events

Subsequent to June 30, 2022, the Company issued notes payable aggregating $275,000. The notes bear interest at a rate starting from 4% to 57% per annum, each agreement secured by substantially all of the assets of the Company, maturing between January 2024 and July 2024.

On August 12, 2022, our registration statement on Form S-1 was declared effective by the Securities and Exchange Commission. This registration statement registered 50,000,000 shares underlying certain common stock purchase warrants which, if exercised (and there is no assurance of exercise), would provide an additional source of financing for our company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, result of operations, liquidity or capital expenditures.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management bases these estimates and assumptions upon historical experience, existing and known circumstances, and other factors that management believes to be reasonable. In addition, the Company has considered the potential impact of the pandemic, as well as certain macroeconomic factors, including inflation, rising interest rates, and recessionary concerns, on its business and operations.

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

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (CFO) of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2022. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the following material weaknesses:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the interim period ended June 30, 2022. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The risk factors required pursuant to Regulation S-K, Item 503(c) are not required for smaller reporting companies. Accordingly, the Company has determined to provide particular risk factors at this time. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition. If any events described in the risk factors actually occur, our business, operating results, prospects and financial condition could be materially harmed. In connection with the forward-looking statements that appear in our Annual Report on Form 10-K/A for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission on July 18, 2022, you should also carefully review the cautionary statement referred to under “Special Note Regarding Forward Looking Statements.” The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

On May 5, 2022, we entered into Inducement Offer to Exercise Common Stock Purchase Warrants Letter Agreements (the “Exercise Agreements”) with certain of the holders of the Existing Warrants, The Special Equities Opportunity Fund, LLC and Gregory Castaldo, to purchase an aggregate of 50,000,000 shares of Common Stock (the “Exercising Holders”). Pursuant to the Exercise Agreements, the Exercising Holders and the Company agreed that, subject to any applicable beneficial ownership limitations, the Exercising Holders would exercise their Existing Warrants (the “Investor Warrants”) for shares of Common Stock underlying such Existing Warrants (the “Exercised Shares”) at a reduced exercise price of $0.02 per share of Common Stock. In order to induce the Exercising Holders to cash exercise the Investor Warrants, the Exercise Agreements provide for the issuance of new warrants to purchase up to an aggregate of 50,000,000 shares of Common Stock (the “New Warrants”), with such New Warrants to be issued in an amount equal to the number of the Exercised Shares underlying any Investor Warrants. The New Warrants are exercisable after issuance, provide for a cashless exercise provision if the shares of Common Stock underlying the New Warrants are not registered and terminate on the date that is five years following the issuance of the New Warrants. The New Warrants have an exercise price per share of $0.05. The New Warrants and the shares of Common Stock issuable upon the exercise of the New Warrants are not being registered under the Securities Act of 1933 and are being offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act of 1933. The Exercised Shares are registered for resale on effective registration statements previously filed with the Securities and Exchange Commission.

As a result, these warrant holders exercised their warrants and the Company issued 50 million shares of common stock for cash proceeds of $940,000, net of direct fees and commission.

In May 2022, the Company paid a warrant holder, Crown Bridge Partners, $165,000 in exchange for the cancellation of two warrant agreements, from November 2019 and July 2020, for a total of 605,477 warrant shares. The Company recorded the payment amount to financing expense.

Subsequent issuances:

Subsequent to June 30, 2022, there were no issuances.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

At June 30, 2022, the Company is in default on notes payable and convertible notes payable in the aggregate amount of $2,829,000.  We have not made various principal and interest payments on many of our debt obligations. We continue to seek work-out arrangements and applicable refinancing with new or revised debt or equity instruments. See Notes 2 and 4 to the condensed consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
1.1	Placement Agreement dated July 7, 2020, by and between StrikeForce Technologies, Inc. and Spencer Clarke LLC (23)
1.2	Addendum to Placement Agreement dated November 11, 2020, by and between StrikeForce Technologies, Inc. and Spencer Clarke LLC (25)
1.3	Addendum to Placement Agreement dated April 20, 2021, by and between StrikeForce Technologies, Inc. and Spencer Clarke LLC (28)
3.1	Amended and Restated Certificate of Incorporation of StrikeForce Technologies, Inc. (1)
3.2	By-laws of StrikeForce Technologies, Inc. (1)
3.3	Amended By-laws of StrikeForce Technologies, Inc. (2)
3.4	Amended By-laws of StrikeForce Technologies, Inc. (3)
3.5	Articles of Amendment of StrikeForce Technologies, Inc. (2)
3.6	Amendments to Articles of Incorporation (6)
3.7	Amendments to Articles of Incorporation (7)
3.8	Registration of Classes of Securities (8)
3.9	Amendments to Articles of Incorporation (9)
3.10	Registration of Classes of Securities (10)
3.11	Amendments to Articles of Incorporation (11)
3.12	Registration of Classes of Securities (12)
3.13	Amendments to Articles of Incorporation (13)
3.14	Amendments to Articles of Incorporation (14)
3.15	Amendments to Articles of Incorporation (15)
3.16	Amendments to Articles of Incorporation (16)
3.17	Amendments to Articles of Incorporation (17)
3.18	Amendments to Articles of Incorporation (18)
3.19	Amendments to Articles of Incorporation (22)
3.20	Amendments to Articles of Incorporation (26)
3.21	Amendments to Articles of Incorporation (30)
4.1	Form of Subscription Agreement (25)
4.2	Form of Convertible Promissory Note-Related Party (24)
4.3	Form of Promissory Note-Related Party (24)
4.4	Form of Warrant (29)
10.1	Employment Agreement dated as of May 20, 2003, by and between StrikeForce Technologies, Inc. and Mark L. Kay (1)
10.2	Irrevocable Waiver of Conversion Rights of Mark L. Kay (4)
10.3	Irrevocable Waiver of Conversion Rights of Ramarao Pemmaraju (4)
10.4	Irrevocable Waiver of Conversion Rights of George Waller (4)
10.5	CFO Consultant Agreement with Philip E. Blocker (4)
10.6	2012 Stock Option Plan (5)
10.7	Asset Purchase Agreement between StrikeForce Technologies, Inc. and Cyber Safety, Inc., dated August 24, 2015 (18)
10.8	Amendment to the Asset Purchase Agreement and Distributor and Reseller Agreement between StrikeForce Technologies, Inc. and Cyber Safety, Inc. (19)
10.9	Execution of Litigation Funding Agreement (20)
10.10	BlockSafe Technologies, Inc. Intellectual Property License Agreement (21)
10.11	BlockSafe Technologies, Inc. Management Agreement (21)
10.12	BlockSafe Technologies, Inc. Amended Management Agreement (21)
10.13	Software License and Development Agreement, amendment two, by and between StrikeForce Technologies, Inc. and Intersections, Inc., dated October 1, 2010 (24)
10.14	Form of Settlement and Exchange Agreement (26)
10.15	Cybersecurity Risk Solutions LLC Member Interest Purchase Agreement, dated April 15, 2021 (27)
10.16	Inducement Offer to Exercise Common Stock Purchase Warrants, dated May 5, 2022 (29)
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (31)
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (31)
32.1

Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (31)

32.2

Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (31)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document). (31)
101.SCH	Inline XBRL Taxonomy Extension Schema Document. (31)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (31)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (31)
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document. (31)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (31)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101). (31)

(1)	Filed as an exhibit to the Registrant’s Form SB-2 dated as of May 11, 2005 and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Form 8-K dated February 4, 2011 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Form 10-Q dated December 13, 2010 and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Form S-1/A dated July 31, 2012 and incorporated herein by reference.
(5)	Filed in conjunction with the Registrant’s Form 14A filed October 5, 2012 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Form 8-K dated February 5, 2013 and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Form 8-K dated May 14, 2013 and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Form 8-A dated July 29, 2013 and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Form 8-K dated August 22, 2013 and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Form 8-A dated October 3, 2013 and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Form 8-K dated October 3, 2013 and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant’s Form 8-A dated December 31, 2013 and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s Form 8-K dated December 31, 2013 and incorporated herein by reference.
(14)	Filed as an exhibit to the Registrant’s Form 8-K dated March 18, 2014 and incorporated herein by reference.
(15)	Filed as an exhibit to the Registrant’s Form 8-K dated December 22, 2014 and incorporated herein by reference.
(16)	Filed as an exhibit to the Registrant’s Form 8-K dated February 13, 2015 and incorporated herein by reference.
(17)	Filed as an exhibit to the Registrant’s Form 8-K dated August 4, 2015 and incorporated herein by reference.
(18)	Filed as an exhibit to the Registrant’s Form 8-K dated August 24, 2015 and incorporated herein by reference.
(19)	Filed as an exhibit to the Registrant’s Form 8-K dated February 2, 2016 and incorporated herein by reference.
(20)	Filed as an exhibit to the Registrant’s Form 8-K dated September 11, 2017 and incorporated herein by reference.
(21)	Filed as an exhibit to the Registrant’s Form 10-Q dated June 30, 2018 and incorporated herein by reference.
(22)	Filed as an exhibit to the Registrant’s Form 8-K dated June 25, 2020 and incorporated herein by reference.
(23)	Filed as an exhibit to the Registrant’s Form 1-A dated July 13, 2020 and incorporated herein by reference.
(24)	Filed as an exhibit to the Registrant’s Form 1-A.1 dated September 11, 2020 and incorporated herein by reference.
(25)	Filed as an exhibit to the Registrant’s Form 1-A.1 dated November 12, 2020 and incorporated herein by reference.
(26)	Filed as an exhibit to the Registrant’s Form 8-K dated February 8, 2021 and incorporated herein by reference.
(27)	Filed as an exhibit to the Registrant’s Form 8-K dated April 19, 2021 and incorporated herein by reference.
(28)	Filed as an exhibit to the Registrant’s Form 1A/A- dated April 26, 2021 and incorporated herein by reference.
(29)	Filed as an exhibit to the Registrant’s Form 8-K dates May 10, 2022 and incorporated herein by reference.
(30)	Filed as an exhibit to the Registrant’s Form 8-K/A dated August 3, 2022 and incorporated herein by reference.
(31)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZERIFY, INC.

Dated: August 22, 2022	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: August 22, 2022	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer

