Form 10-Q
period 2022-09-30
Zerify, Inc.
filed 2022-11-21
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2022
Common stock, $0.0001 par value	1,064,942,572

Indicate the number of shares outstanding of each of the issuer’s classes of preferred stock, as of the latest practicable date.

Class	Outstanding at November 14, 2022
Preferred stock, Series A, no par value	3

Class	Outstanding at November 14, 2022
Preferred stock, Series B, $0.10 par value	36,667

Transitional Small Business Disclosure Format Yes ☐     No ☒

Documents Incorporated By Reference

None

ZERIFY, INC.

INDEX TO FORM 10-Q FILING

September 30, 2022

2

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ZERIFY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash (includes VIE balances of $1,000 and $1,000, respectively)	$263,000	$2,084,000
Accounts receivable, net	14,000	24,000
Prepaid expenses	4,000	13,000

Total current assets	281,000	2,121,000

Property and equipment, net	37,000	-
Operating lease right-of-use asset	67,000	107,000
Other assets	11,000	12,000

Total Assets	$396,000	$2,240,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses (includes VIE balances of $2,000 and $2,000, respectively)	$1,087,000	$996,000
Convertible notes payable (including $895,000 and $895,000 in default)	1,308,000	1,398,000
Convertible notes payable - related parties	268,000	268,000
Notes payable (including $1,930,000 and $1,972,000 in default, respectively) (includes VIE balances of $285,000 and $310,000, respectively)	2,105,000	1,972,000

Notes payable - related parties	693,000	693,000
Accrued interest (including $1,557,000 and $1,497,000 due to related parties, respectively) (includes VIE balances of $125,000 and $120,000, respectively)	5,787,000	5,477,000

Contingent payment obligation	1,500,000	1,500,000
VIE Financing obligation	1,263,000	1,263,000
Operating lease liability, current portion	56,000	39,000

Total current liabilities	14,067,000	13,606,000

Notes payable, long-term portion	226,000	150,000
Operating lease liability, long-term portion	15,000	73,000

Total Liabilities	14,308,000	13,829,000

Commitments and Contingencies

Stockholders' Deficit
Series A Preferred stock, no par value; 100 shares authorized; 3 shares issued and outstanding	987,000	987,000
Series B Preferred stock par value $0.10: 100,000,000 shares authorized; 36,667 shares issued and outstanding	4,000	4,000
Preferred stock series not designated par value $0.10: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.0001: 4,000,000,000 shares authorized; 1,059,942,572 and 955,380,225 shares issued and outstanding, respectively	106,000	96,000
Additional paid-in capital	64,435,000	59,788,000
Accumulated deficit	(78,559,000)	(71,595,000)
Total Zerify, Inc. stockholders' deficit	(13,027,000)	(10,720,000)
Noncontrolling interest in consolidated subsidiary	(885,000)	(869,000)

Total Stockholders' Deficit	(13,912,000)	(11,589,000)

Total Liabilities and Stockholders' Deficit	$396,000	$2,240,000

See accompanying notes to the condensed consolidated financial statements.

ZERIFY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$22,000	$40,000	$78,000	$153,000

Operating expenses:
Cost of revenue	11,000	7,000	33,000	18,000
Selling, general and administrative expenses	1,137,000	672,000	6,224,000	8,120,000
Research and development	135,000	112,000	447,000	386,000

Total operating expenses	1,283,000	791,000	6,704,000	8,524,000

Loss from operations	(1,261,000)	(751,000)	(6,626,000)	(8,371,000)

Other expense:
Interest and financing expenses (including $92,000 and $91,000 to related parties, respectively)	12,000	(102,000)	(352,000)	(6,913,000)
Debt discount amortization	-	-	-	(52,000)
Change in fair value of derivative liabilities	-	-	-	(219,000)
Loss on extinguishment of debt, net	-	-	-	(286,000)
Other expense	(1,000)		(2,000)	(1,000)

Total other expense, net	11,000	(102,000)	(354,000)	(7,471,000)

Net loss	(1,250,000)	(853,000)	(6,980,000)	(15,842,000)

Net loss attributable to noncontrolling interest	3,000	20,000	16,000	37,000

Net loss attributable to Zerify, Inc.	$(1,247,000)	$(833,000)	$(6,964,000)	$(15,805,000)

Net loss per common share
-Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average common shares outstanding -Basic and diluted	1,039,538,614	894,767,114	993,424,764	840,258,105

See accompanying notes to the condensed consolidated financial statements.

ZERIFY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (Unaudited)

Three months ended September 30, 2022

	Series A Preferred stock, no		Series B Preferred stock, par		Common stock, par value		Additional		Non	Total
	par value		value $0.10		$0.0001		Paid-in	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at July 1, 2022	3	$987,000	36,667	$4,000	1,013,111,161	$101,000	$63,850,000	$(77,312,000)	$(882,000)	$(13,252,000)

Common stock issued upon exercise of warrants for cash					50,000,000	5,000	495,000			500,000

Fair value of warrants granted for services	-	-	-	-			63,000	-	-	63,000

Fair value of common stock issued for services	-	-	-	-	13,000,000	2,000	190,000	-	-	192,000

Repurchase of common stock and warrants	-	-	-	-	(16,168,589)	(2,000)	(163,000)	-	-	(165,000)

Net loss	-	-	-	-	-	-	-	(1,247,000)	(3,000)	(1,250,000)

Balance at September 30, 2022 (unaudited)	3	$987,000	36,667	$4,000	1,059,942,572	$106,000	$64,435,000	$(78,559,000)	$(885,000)	$(13,912,000)

Nine months ended September 30, 2022

	Series A Preferred stock, no		Series B Preferred stock, par		Common stock, par value		Additional		Non	Total
	per value		value $0.10		$0.0001		Paid-in	Accumulated	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at January 1, 2022	3	$987,000	36,667	$4,000	955,380,225	$96,000	$59,788,000	$(71,595,000)	$(869,000)	$(11,589,000)

Common stock issued upon exercise of warrants for cash	-	-	-	-	100,000,000	10,000	1,430,000	-	-	1,440,000

Fair value of warrants granted for services	-	-	-	-	-	-	63,000	-	-	63,000

Fair value of common stock issued for services	-	-	-	-	20,730,936	2,000	358,000			360,000

Fair value of vested options							2,959,000			2,959,000

Repurchase of common stock and warrants	-	-	-	-	(16,168,589)	(2,000)	(163,000)			(165,000)

Net loss								(6,964,000)	(16,000)	(6,980,000)

Balance at September 30, 2022 (unaudited)	3	$987,000	36,667	$4,000	1,059,942,572	$106,000	$64,435,000	(78,559,000)	$(885,000)	$(13,912,000)

See accompanying notes to the condensed consolidated financial statements.

ZERIFY, INC. (formerly known as StrikeForce Technologies, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (Unaudited)

Three months ended September 30, 2021

	Series A Preferred stock,		Series B Preferred stock, par		Common stock, par value		Additional		Non	Total
	no par value		value $0.10		$0.0001		Paid-in	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at July 1, 2021	3	$987,000	36,667	$4,000	876,169,478	$88,000	$56,701,000	$(69,368,000)	$(840,000)	$(12,428,000)

Common stock issued for cash	-	-	-	-	53,800,000	5,000	2,596,000	-	-	2,601,000

Fair value of common stock issued for services	-	-	-	-	179,839	-	9,000	-	-	9,000

Common stock issued upon cashless exercise of options	-	-	-	-	22,747,320	2,000	1,000	-	-	3,000

Net loss	-	-	-	-	-	-	-	(833,000)	(20,000)	(853,000)

Balance at September 30, 2021 (unaudited)	3	$987,000	36,667	$4,000	952,896,637	$95,000	$59,307,000	$(70,201,000)	$(860,000)	$(10,668,000)

Nine months ended September 30, 2021
	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at January 1, 2021	3	$987,000	36,667	$4,000	718,263,338	$72,000	$39,814,000	$(54,396,000)	$(823,000)	$(14,342,000)

Common stock issued for cash	-	-	-	-	119,666,450	12,000	5,356,000	-	-	5,368,000

Fair value of common stock issued for services	-	-	-	-	881,550	-	66,000	-	-	66,000

Fair value of vested options	-	-	-	-	-	-	6,387,000	-	-	6,387,000

Fair value of common stock issued as a financing cost	-	-	-	-	45,150,500	5,000	6,564,000	-	-	6,569,000

Common stock issued upon cashless exercise of warrants	-	-	-	-	12,349,726	1,000	(1,000)	-	-	-

Common stock issued upon cashless exercise of options	-	-	-	-	39,955,655	3,000	-	-	-	3,000

Common stock issued upon conversion of notes and accrued interest	-	-	-	-	16,168,589	2,000	1,033,000	-	-	1,035,000

Common stock issued upon conversion of debt settlement	-	-	-	-	460,829	-	88,000	-	-	88,000

Net loss	-	-	-	-	-	-	-	(15,805,000)	(37,000)	(15,842,000)

Balance at September 30, 2021 (unaudited)	3	$987,000	36,667	$4,000	952,896,637	$95,000	$59,307,000	$(70,201,000)	$(860,000)	$(10,668,000)

See accompanying notes to the condensed consolidated financial statements.

ZERIFY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(6,980,000)	$(15,842,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,000	4,000
Amortization of discount	-	52,000
Amortization of right-of-use asset	40,000	38,000
Fair value of common stock issued for services	360,000	69,000
Fair value of vested options and warrants	3,022,000	6,387,000
Fair value of common stock issued for financing services	-	6,569,000
Change in fair value of derivative liabilities	-	219,000
Loss on extinguishment of debt, net	-	286,000
Changes in operating assets and liabilities:
Accounts receivable	10,000	8,000
Prepaid expenses and other asset	10,000	10,000
Accounts payable and accrued expenses	92,000	19,000
Accrued interest	310,000	205,000
Operating lease liability	(41,000)	(38,000)
Net cash used in operating activities	(3,175,000)	(2,014,000)

Cash flows from investing activities:
Purchases of property and equipment	(39,000)	-
Net cash used in investing activities	(39,000)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	1,440,000	5,368,000
Proceeds from notes payable	275,000	177,000
Repayment of notes payable	(67,000)	(224,000)
Repayment of convertible note payable	(90,000)	-
Repayment of convertible notes payable-related parties	-	(30,000)
Repurchase of common stock and warrants	(165,000)	-
Repayment of notes payable-related parties	-	(259,000)
Net cash provided by financing activities	1,393,000	5,032,000

Net increase (decrease) in cash	(1,821,000)	3,018,000

Cash at beginning of the period	2,084,000	162,000

Cash at end of the period	$263,000	$3,180,000

Supplemental disclosure of cash flow information:
Interest paid	$42,000	$113,000
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing transactions		-
Common stock issued for conversion of notes and accrued interest	$-	$1,035,000
Common stock issued upon conversion of debt settlement	$-	$88,000

See accompanying notes to the condensed consolidated financial statements.

Zerify, Inc.

Notes to the Condensed Consolidated Financial Statements

Three  and Nine months ended September 30, 2022 and 2021

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

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2022. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2021 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the SEC on April 14, 2022 (and amended for non-financial matters on July 18, 2022).

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

At September 30, 2022, noncontrolling interests represents 51% of BST that the Company does not directly own. The Company and BST have a management agreement pursuant to which BST shall remit a management fee of $36,000 per month to the Company, and when BST reaches a milestone of $1,000,000 in financing, an additional management fee of $5,000,000 shall be owed to the Company, payable monthly over three years. The management fee is eliminated in consolidation. At September 30, 2022 and December 31, 2021, the amount of VIE cash on the accompanying condensed consolidated balance sheets can be used only to settle obligations of BST, and the amounts of VIE accounts payable, VIE Notes Payable, VIE Accrued Interest, and VIE Financing Obligation have no recourse to the general creditors of the Company.

Going Concern

We have yet to establish any history of profitable operations. During the nine months ended September 30, 2022, the Company incurred a net loss of $6,980,000 and used cash in operating activities of $3,175,000 and at September 30, 2022, the Company had a stockholders’ deficit of $13,912,000. In addition, we are in default on notes payable and convertible notes payable in the aggregate amount of $2,829,000. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report published on our December 31, 2021 year-end financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

During the Nine months ended September 30, 2022 and the year ended December 31, 2021, the Company believes the COVID-19 pandemic did impact its operating results. For the Nine months ended September 30, 2022 and the year ended December 31, 2021, sales to customers decreased by 55% respectively, as compared to the prior year. However, the Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

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

Significant estimates include those related to accounting for financing obligations, assumptions used in valuing equity instruments issued for services, assumptions used in valuing derivative liabilities, the valuation allowance for deferred tax assets, and the accrual of potential liabilities. Actual results could differ from those estimates.

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

Cost of revenue includes direct costs and fees related to the sale of our products.

The following tables present our revenue disaggregated by major product and service lines:

	Three months ended
	September 30, 2022	September 30, 2021
Software	$22,000	$39,000
Service	-	1,000
Total revenue	$22,000	$40,000

	Nine months ended
	September 30, 2022	September 30, 2021
Software	$78,000	$148,000
Service	-	5,000
Total revenue	$78,000	$153,000

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

Loss per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Dilutive potential shares of common stock consist of incremental shares of common stock issuable upon exercise or conversion. Diluted loss per share excludes all potential common shares if their effect is anti-dilutive. The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive:

	Nine months ended
	September 30, 2022	September 30, 2021
Options to purchase common stock	83,133,001	15,633,001
Warrants to purchase common stock	21,375,757	68,981,234
Convertible notes	21	21
Convertible Series B Preferred stock	5,047,667	608,886
Total	109,556,446	85,223,142

Concentrations

For the Nine months ended September 30, 2022, sales to two customers comprised 37% and 32% of revenues. For the Nine months ended September 30, 2021, sales to three customers comprised 35%, 14% and 16% of revenues. At September 30, 2022, two customers comprised 59% and 16% of accounts receivable.

The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits. At September 30, 2022, the Company had cash deposits that exceeded the federally insured limit of $250,000 per account. The Company believes that no significant concentration of credit risk exists with respect to its cash balances because of its assessment of the creditworthiness and financial viability of the financial institution.

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

Note 2 - Convertible Notes Payable

Convertible notes payable consisted of the following:

	September 30, 2022	December 31, 2021
Unsecured
(a) Convertible notes due to AL-Bank	$413,000	$503,000

Unsecured
(b) Convertible notes with fixed conversion features, in default	895,000	895,000
Total Convertible notes payable	$1,308,000	$1,398,000

(a)

During fiscal 2005, the Company issued notes payable to DART/Citco Global in the aggregate of $543,000. The notes bear interest at an average rate of 7.5% per annum and matured in December 2010. The aggregate notes are convertible by the note holder into approximately less than one share of the Company’s common stock based on a fixed conversion price adjusted for applicable reverse stock splits that occurred in prior fiscal years. In fiscal 2009, the note holders agreed to the forbearance of any interest on the notes payable to DART/Citco Global. In August 2021, the notes were assigned to Aktieselskabet Arbejdernes Landsbank (“AL-Bank”), a financing institution based in Denmark. In September 2021, the Company executed a repayment agreement with AL-Bank whereby the Company shall make monthly payments of $10,000 to AL-Bank, starting in October 2021 and ending in January 2025, for a total of $400,000. Once the payments are made in full in accordance with the repayment agreement, the remaining balance of $143,000 shall be forgiven and will be accounted at that time. At December 31, 2021, the outstanding balance of convertible notes payable amounted to $503,000.

During the nine months ended September 30, 2022, the Company made principal payments of $90,000.

At September 30, 2022, the outstanding balance of the Unsecured convertible notes payable amounted to $413,000. The convertible notes payable, including accrued interest are convertible to approximately two shares of the Company’s common stock.

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

At September 30, 2022 and December 31, 2021, the outstanding balance of unsecured convertible notes payable amounted to $895,000, respectively and are deemed in default. The convertible notes payable, including accrued interest are convertible to approximately thirteen shares of the Company’s common stock.

Note 3 - Convertible Notes Payable – Related Parties

In prior years, the Company issued unsecured convertible notes to its Chief Executive Officer (CEO) in exchange for cash and/or services rendered. The notes have a compounded interest rate of 8% per annum and will mature on December 31, 2022, as amended. The aggregate notes are convertible by the note holders into less than one share of the Company’s common stock at fixed conversion prices adjusted for applicable reverse stock splits. As of September 30, 2022 and December 31, 2021, the outstanding balance of the notes payable amounted to $268,000.

Note 4 - Notes Payable

Notes payable consisted of the following:

	September 30, 2022	December 31, 2021
Unsecured notes payable
(a) Notes payable- $1,639,000 - in default	$1,639,000	$1,639,000
(b) Notes payable issued by BST - in default	285,000	310,000
(c) Note payable-EID loan	150,000	150,000

Secured notes payable
(d) Notes payable - in default	6,000	23,000
(e) Notes payable – July 2022	251,000	-
Total notes payable principal outstanding	2,331,000	2,122,000
Less current portion of notes payable, net of discount	(2,105,000)	(1,972,000)
Long term notes payable	$226,000	$150,000

(a)

In previous years, the Company issued notes payable in exchange for cash. The notes are unsecured, bear interest at a rate of 8% through 14% per annum and matured starting in fiscal 2011 up to November 2021. At September 30, 2022 and December 31, 2021, the outstanding balance of the notes payable was $1,639,000, respectively, and are in default.

(b)

In fiscal 2018, the Company’s consolidated subsidiary BlockSafe, issued promissory notes in exchange for cash. The notes are unsecured, bearing interest at a rate of 8% per annum, and matured in September 2019. At December 31, 2021, the outstanding balance of the notes payable amounted to $310,000.

During the Nine months ended September 30, 2022, the Company made principal payments of $25,000. At September 30, 2022, the outstanding balance of the BlockSafe notes payable amounted to $285,000, and are in default.

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

Outstanding balance of the note payable as of September 30, 2022 and December 31, 2021 amounted to $150,000, respectively. The Company was in compliance with the terms of the EID loan as of September 30, 2022.

(d)

In fiscal 2019 and 2020, the Company issued notes payable aggregating $468,000. The notes bear interest at a rate starting from 8% to 37% per annum, each agreement secured by substantially all of the assets of the Company, maturing between March 2020 and July 2021. The Company also made principal payments of $319,000, and one unsecured note of $21,000 was extinguished as part of a debt settlement obligation transaction. At December 31, 2021, the outstanding balance of the unsecured note agreements was $23,000.

During the nine months ended September 30, 2022, the Company made principal payments of $17,000.

At September 30, 2022, the outstanding balance of the secured notes payable was $6,000 and is in default.

(e)

In July 2022, the Company issued notes payable aggregating $275,000. The notes bear average interest rate of 51% per annum, each agreement secured by substantially all of the assets of the Company and maturing in January 2024.

During the nine months ended September 30, 2022, the Company made principal payments of $24,000.

At September 30, 2022, the outstanding balance of the secured notes payable was $251,000.

Note 5 - Notes Payable – Related Party

Notes payable-related party notes represent unsecured notes payable to the Company’s Chief Executive Officer (CEO) ranging in interest rates of 0% per annum to 10% per annum and will mature on December 31, 2022, as amended. The outstanding balance of these notes payable at September 30, 2022 and December 31, 2021 amounted to $693,000.

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

At September 30, 2022 and December 31, 2021, the outstanding balance of financing obligations amounted to $1,263,200, respectively, to be paid in tokens, as defined. At September 30, 2022 and through the date of filing, BlockSafe has not developed or issued any tokens and there is no assurance as to whether, or at what amount, or on what terms, tokens will be available to be issued, if ever. At September 30, 2022, as the tokens do not exist, and any amounts received for tokens are not considered equity or revenue, management determined that 100% of the obligation of $1,263,200 is a liability to be settled by BlockSafe, through the issuance of tokens, or through other means if tokens are never issued.

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

At September 30, 2022 and December 31, 2021, the Company has reflected the $1,500,000 received from the Funders as a contingent payment obligation to be paid only if claim proceeds are recovered.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Lease Cost
Operating lease cost (included in general and administration in the Company’s statement of operations)	$42,000	$42,000

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the Nine months ended September 30, 2022 and 2021	$42,000	$42,000
Weighted average remaining lease term – operating leases (in years)	1.3	2.3
Average discount rate – operating leases	10.0%	10.0%

The supplemental balance sheet information related to leases for the period is as follows:

At September 30, 2022
Operating leases
Long-term right-of-use assets	$67,000

Short-term operating lease liabilities	$56,000
Long-term operating lease liabilities	15,000
Total operating lease liabilities	$71,000

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
2022 (3 months)	16,000
2023	59,000
2024	5,000
Total lease payments	80,000
Less: Imputed interest/present value discount	(9,000)
Present value of lease liabilities	$71,000

Lease expenses were $42,000 and $42,000 during the Nine months ended September 30, 2022 and 2021.

Note 9 - Stockholders’ Deficit

Common Stock

During the Nine months ended September 30, 2022, the Company issued an aggregate of 20,730,936 shares of its common stock for consulting services, with a fair value of $360,000. These shares of common stock were valued based on the closing price of the Company’s common stock on the date of the issuance or the date the Company entered into the agreement related to the issuance.

Warrants

The table below summarizes the Company’s warrant activities for the Nine months ended September 30, 2022:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, January 1, 2022	68,981,234	$0.0045-2.90	$0.042647
Granted	53,000,000	0.05	0.05
Canceled/Expired	(605,477)	0.085-2.90	1.49
Exercised	(100,000,000)	0.02	0.02
Balance outstanding and exercisable, September 30, 2022	21,375,757	$0.0045-0.75	$0.041562

At September 30, 2022, the intrinsic value of the warrants amounted to $60,000.

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2022:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.0045	13,333,333	3.00	$0.0045

$0.05-0.02	8,000,000	4.00	$0.04

$0.75	42,424	2.00	$0.75

$0.0045 - $0.75	21,375,757	2.00	$0.26

A. Modification, Exercise and Grant of Warrants

On May 5, 2022, we entered into Inducement Offer to Exercise Common Stock Purchase Warrants Letter Agreements (the “Exercise Agreements”) with certain of the holders of the Existing Warrants, The Special Equities Opportunity Fund, LLC and Gregory Castaldo, to exercise existing warrants to purchase an aggregate of 50,000,000 shares of Common Stock (the “Exercising Holders”). Pursuant to the Exercise Agreements, the Exercising Holders and the Company agreed that, subject to any applicable beneficial ownership limitations, the Exercising Holders would exercise their Existing Warrants (the “Investor Warrants”) for shares of Common Stock underlying such Existing Warrants (the “Exercised Shares”) at a reduced exercise price of $0.02 per share of Common Stock. In order to induce the Exercising Holders to cash exercise the Investor Warrants, the Exercise Agreements provide for the issuance of new warrants to purchase up to an aggregate of 50,000,000 shares of Common Stock (the “New Warrants”), with such New Warrants to be issued in an amount equal to the number of the Exercised Shares underlying any Investor Warrants. The New Warrants are exercisable after issuance, provide for a cashless exercise provision if the shares of Common Stock underlying the New Warrants are not registered and terminate on the date that is five years following the issuance of the New Warrants. The New Warrants have an exercise price per share of $0.05. The New Warrants and the shares of Common Stock issuable upon the exercise of the New Warrants are not being registered under the Securities Act of 1933 and are being offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act of 1933. The Exercised Shares are registered for resale on effective registration statements previously filed with the Securities and Exchange Commission. As a result, these warrant holders exercised their warrants and the Company issued 50 million shares of common stock for cash proceeds of $940,000, net of direct fees and commission.

In August 2022, the Company modified the exercise price of the warrants granted to the two investors/warrant holders in May 2022 from $0.05 per share to $0.01 per share. As a result of this modification, the warrant holders exercised 50,000,000 shares of warrants and the Company received $500,000 in cash and issued 50,000,000 shares of common stock.

As a result of these transactions, the Company issued a total of 100 million shares of common stock and received cash of $1,440,000, net of direct costs.

B. Grant of Warrants For Services

On July 1,  2022, the Company granted warrants to a consultant, to purchase 3,000,000 shares of common stock for financing services rendered. The warrants are fully vested, exercisable at of $0.02 per share, will expire in 5 years and with an estimated fair value $63,000 using the Black-Scholes-Merton option pricing model with the assumptions as set forth in the table below:

Assumptions
Exercise Price	$0.02
Share Price	$0.02
Volatility %	233%
Risk Free Rate	2.88%
Expected Term (yrs.)	5
Dividend Rate	0%

Note 10 – Stock Options

The table below summarizes the Company’s stock option activities for the Nine months ended September 30, 2022:

	Number of Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, January 1, 2022	83,133,001	0.005-1,121,250,000	$0.0274

Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance outstanding, September 30, 2022	83,133,001	$0.005-1,121,250,000	$0.0274
Balance exercisable, September 30, 2022	83,133,001	$0.005-1,121,250,000	$0.0274

At September 30, 2022, the intrinsic value of outstanding options was $70,000.

During the periods ended September 30, 2022 and 2021, the Company recognized stock compensation expense of $2,959,000 and  $6,387,000, respectively, to account for the fair value of stock options that vested during the period.

The following table summarizes information concerning the Company’s stock options as of September 30, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$1,121,250,000	1	0.3	$1,121,250,000	1	0.3	$1,121,250,000
$2.85	126,000	7	2.85	126,000	7	2.85
$3.125	392,000	5	3.125	392,000	5	3.125
$2.05	115,000	7	2.05	115,000	7	2.05
$0.0375	65,000,000	9	0.0375	65,000,000	9	0.0375
$0.005	17,500,000	8	0.005	17,500,000	8	0.005
$0.005 – 1,121,250,000	83,133,001	6	$0.03704	83,133,001	6	$0.0274

Note 11 – Subsequent Events

A. Issuance of Note Payable

On October 26, 2022, we finalized a Securities Purchase Agreement (the “Agreement”) with Walleye Opportunities Master Fund Ltd., a Cayman Islands company (“Walleye”), whereby Walleye purchased a promissory note of the Company, in the aggregate principal amount of One Million Dollars ($1,000,000) (the “Note”), which is convertible by Walleye into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) upon an Event of Default (as defined therein) in accordance with the terms and conditions set forth therein.

On the Closing Date (specifically October 26, 2022), we received $800,000 which represented the principal of $1,000,000 less an original issue discount in the amount of $200,000 paid to Walleye. In addition, we wired $12,500 from the Purchase Price to cover the Walleye’s legal fees in connection with the transactions contemplated by this Agreement. Walleye received a seven (7) month note, with no interest and, only in the event of a default (after the Maturity Date) of twelve percent (12%) per annum. The Company shall have the right, exercisable on seven (7) Trading Days prior written notice to Walleye, to prepay the outstanding Principal Amount then due under this Note prior to any default. Walleye may demand immediate repayment in the event of a certain events, including a financing. In the event of default, Walleye shall have, as of and after any event of default, the option to cover the outstanding obligation of the Note time 120% at 90% of the lowest VWAP of the Common Stock on the date of the applicable conversion (the “Conversion Date”) or at any point during the four (4) Trading Day period immediately prior to the date of the applicable conversion.

In addition, on the Closing Date, Walleye received a five year Fifty Million (50,000,000) common stock purchase warrants, exercisable at $0.01 per share, pursuant to the terms of contained therein, which shall be earned in full as of the Closing Date of October 26, 2022. This common stock purchase warrant shall have a cashless exercise provision (unless there is a registration statement registering the underlying shares to the common stock purchase warrants).

From October 26, 2022 until the Note is extinguished in its entirety, Walleye shall receive a right of participation and first right of refusal on subsequent financings as described in the Agreement.

On October 26, 2022, through a Security Agreement of the same date, our Subsidiaries (specifically BlockSafe Technologies, Inc. and Cyber Security Risk Solutions, LLC) agreed to guarantee and act as surety for payment of the Note.

We agreed to use the proceeds for business development, and not for (i) the repayment of any indebtedness owed to officers, directors or employees of the Company or their affiliates, (ii) any loan to or investment in any other corporation, partnership, enterprise or other person (except in connection with the Company’s currently existing operations), (iii) any loan, credit, or advance to any officers, directors, employees, or affiliates of the Company, or (iv) in violation or contravention of any applicable law, rule or regulation.

B. Issuance of Common Stock

In October 2022, the Company issued 5 million shares of common stock with a fair market value of $38,000 for services rendered.

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

Such risks include, among others, the following: international, national and local general economic and market conditions: our ability to sustain, manage or forecast our growth; material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the current inflation rate and supply chain disruptions; the implications and consequences of the COVID-19 pandemic on our business and on our clients’ business, and the transitioning from a pandemic to an endemic; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this filing.

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

Our executive office is located at 1090 King Georges Post Road, Suite 603, Edison, NJ 08837. Our telephone number is (732) 661-9641. At September 30, 2022, we had 15 employees. Our Company’s website is www.zerify.com (we are not including the information contained in our website as part of, nor should the information be relied upon or incorporated by reference into, this report on Form 10-Q).

Downturns in economic conditions, or other macroeconomic factors more generally, including inflation, could have adverse effects on our results of operations.

While we make our strategic planning decisions based on the assumption that the markets we are targeting will grow in the long term, our business is dependent, in large part on, and directly affected by, business cycles and other factors affecting the economy generally. Our industry depends on general economic conditions and other factors, including consumer spending and preferences, changes in inflation rates, supply chain issues and impediments should they arise for us, as the U.S. and various other major economies are now experiencing, consumer confidence, fuel costs, fuel availability, environmental impact, any consequences arising from the COVID 19 endemic governmental incentives and regulatory requirements, and political volatility, especially in cybersecurity growth markets.

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

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2021

Revenues for the three months ended September 30, 2022 were $22,000 compared to $40,000 for the three months ended September 30, 2021, a decrease of $18,000 or 45%. The decrease in revenues was primarily due to a decrease in revenues relating to our ProtectID®, GuardedID® and MobileTrust® and Zerify™ Meet products, as affected by impairments related to the economic consequences of the COVID-19 pandemic. Revenues are derived from software and services.

Cost of revenues for the three months ended September 30, 2022 was $11,000 compared to $7,000 for the three months ended September 30, 2021, an increase of $4,000 or 35%. The increase in cost of revenues was primarily due to an increase in the fees related to our product offerings. Cost of revenues are fees and key fobs related to our revenues, and as a percentage of total revenues for the three months ended September 30, 2022 was 35% compared to 50% for the three months ended September 30, 2021.

Research and development expenses for the three months ended September 30, 2022 were $135,000 compared to $112,000 for the three months ended September 30, 2021, an increase of $23,000 or 17%. The increase was primarily due to the overall increase in salaries and benefits of the personnel conducting research and development. The salaries, benefits and overhead costs of personnel conducting research and development of our software products primarily comprises our research and development expenses.

Compensation, professional fees, and selling, general and administrative (collectively, “SGA”) expenses for the three months ended September 30, 2022 were $1,137,000 compared to $672,000 for the three months ended September 30, 2021, an increase of $465,000 or 41%. The increase was due primarily to increases in compensation/benefits expenses and professional fees. SG&A expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock options to employees and other general corporate expenses.

For the three months ended September 30, 2022, other expense was $11,000 as compared to other expense of $102,000 for the three months ended September 30, 2021. The increase was primarily due to decrease in financing expense and interest expense.

Our net loss for the three months ended September 30, 2022 was $1,250,000 compared to $853,000 for the three months ended September 30, 2021, an increase of $397,000. The increase was due to increase in research and development expenses and compensation, professional fees, and selling, general and administrative expenses.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2021

Revenues for the nine months ended September 30, 2022 were $78,000 compared to $153,000 for the nine months ended September 30, 2021, a decrease of $75,000 or 49%. The decrease in revenues was primarily due to a decrease in revenues relating to our ProtectID®, GuardedID® and MobileTrust® and Zerify™ Meet products, as affected by impairments related to the economic consequences of the COVID-19 pandemic. Revenues are derived from software and services.

Cost of revenues for the Nine months ended September 30, 2022 was $33,000 compared to $18,000 for the nine months ended September 30, 2021, an increase of $15,000 or 19%. The increase in cost of revenues was primarily due to an increase in the fees related to our product offerings. Cost of revenues are fees and key fobs related to our revenues, and as a percentage of total revenues for the Nine months ended September 30, 2022 was 39.3% compared to 9.7% for the nine months ended September 30, 2021.

Research and development expenses for the Nine months ended September 30, 2022 were $447,000 compared to $386,000 for the Nine months ended September 30, 2021, an increase of $61,000 or 14%. The increase was primarily due to the overall increase in salaries and benefits of the personnel conducting research and development. The salaries, benefits and overhead costs of personnel conducting research and development of our software products primarily comprises our research and development expenses.

Compensation, professional fees, and selling, general and administrative (collectively, “SGA”) expenses for the Nine months ended September 30, 2022 were $6,224,000 compared to $8,120,000 for the nine months ended September 30, 2021, a decrease of $1,896,000. The decrease was due primarily to a decrease in stock-based compensation, offset by an increase in compensation/benefits expenses and professional fees. SG&A expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock options to employees and other general corporate expenses.

For the nine months ended September 30, 2022, other expense was $354,000 as compared to other expense of $7,471,000 for the nine months ended September 30, 2021, a decrease in other expense of $7,117,000 or 95%. The decrease was primarily due to decreases in financing expense, interest expense, debt discount amortization, the change in the fair value of derivative liabilities and the loss on debt extinguishment.

Our net loss for the nine months ended September 30, 2022 was $6,980,000 compared to $15,842,000 for the nine months ended September 30, 2021, a decrease of $8,862,000, or 55%. The decrease was primarily due to decreases in stock-based compensation, financing expense, interest expense, debt discount amortization, the change in the fair value of derivative liabilities and the loss on debt extinguishment, offset by increases compensation/benefits expenses and professional fees.

Liquidity and Capital Resources

Our total current assets at September 30, 2022 were $281,000,  as compared with $2,121,000 in total current assets at December 31, 2021, which included cash of $2,084,000. Additionally, we had a stockholders’ deficit in the amount of $13,912,000 at September 30, 2022 compared to a stockholders’ deficit of $11,589,000 at December 31, 2021. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. We financed our operations during the Nine months ended September 30, 2022 primarily from the cash balance from the year ended December 31, 2021 and from proceeds of equity instruments and notes payable issued during fiscal 2022.

On August 12, 2022, our registration statement on Form S-1 was declared effective by the Securities and Exchange Commission. This registration statement registered 50,000,000 shares underlying certain common stock purchase warrants. . The common stock purchase warrants were exercised contemporaneously with the execution of exercise agreements. The Company received aggregate gross proceeds of $500,000 from the cash exercise of the common stock purchase warrants by the exercising holders and such holders, as a condition to exercising their common stock purchase warrants, were issued an aggregate of 50,000,000 shares of Common Stock (arising from the exercise of the common stock purchase warrants) and, as a condition to exercising the common stock purchase warrants early,  new common stock purchase warrants to purchase an aggregate of 50,000,000 shares of Common Stock.

Securities Purchase Agreement

On October 26, 2022, we finalized a Securities Purchase Agreement (the “Agreement”) with Walleye Opportunities Master Fund Ltd., a Cayman Islands company (“Walleye”), whereby Walleye purchased a promissory note of the Company, in the aggregate principal amount of One Million Dollars ($1,000,000) (the “Note”), which is convertible by Walleye into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) upon an Event of Default (as defined therein) in accordance with the terms and conditions set forth therein. The Form of Agreement is attached as Exhibit 10.1 to the Form 8-K filed on November 2, 2022.

On the Closing Date (specifically October 26, 2022), we received $800,000 which represented the principal of $1,000,000 less an original issue discount in the amount of $200,000 paid to Walleye. In addition, we wired $12,500 from the Purchase Price to cover the Walleye’s legal fees in connection with the transactions contemplated by this Agreement. Walleye received a seven (7) month note, with no interest and, only in the event of a default (after the Maturity Date) of twelve percent (12%) per annum. The Note is qualified in its entirety pursuant to Exhibit 10.2 to the Form 8-K filed on November 2, 2022.

In addition, on the Closing Date, Walleye received a five year Fifty Million (50,000,000) common stock purchase warrants, exercisable at $0.01 per share, pursuant to the terms of contained therein, which shall be earned in full as of the Closing Date of October 26, 2022. This common stock purchase warrant shall have a cashless exercise provision (unless there is a registration statement registering the underlying shares to the common stock purchase warrants). A copy of the form of common stock purchase warrant is attached as Exhibit 4.1 to the Form 8-K filed on November 2, 2022, (See Note 11 in the attached Financial Statements: “Subsequent Events:”).

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

Concentrations

For the nine months ended September 30, 2022, sales to two customers comprised 42% and 30% of revenues. For the nine months ended September 30, 2021, sales to three customers comprised 39%, 31% and 16% of revenues. At September 30, 2022, two customers comprised 61% and 16% of accounts receivable.

The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits. At September 30, 2022, the Company had cash deposits that exceeded the federally insured limit of $250,000 per account. The Company believes that no significant concentration of credit risk exists with respect to its cash balances because of its assessment of the creditworthiness and financial viability of the financial institution.

Going Concern

We have yet to establish any history of profitable operations. During the nine months ended September 30, 2022, the Company incurred a net loss of $6,980,000 and used cash in operating activities of $3,175,000, and at September 30, 2022, the Company had a stockholders’ deficit of $13,912,000. In addition, we are in default on notes payable and convertible notes payable in the aggregate amount of $2,829,000. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report published on our December 31, 2021 year-end financial statements, and Note 1 in our unaudited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

The Company’s revenue consists of revenue from sales and support of our software products. Revenue primarily consists of sales of software licenses and subscriptions of our ProtectID®, GuardedID®, MobileTrust®, Zerify Defender™ and Zerify Meet™ products. We recognize revenue from these arrangements ratably over the contractual service period. For service contracts, the Company’s performance obligations are satisfied, and the related revenue is recognized, as services are rendered.

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

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (CFO) of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2022. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the following material weaknesses:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the interim period ended September 30, 2022. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

 On September 9, 2022, Onstream Media, a company Zerify, Inc. has no current or prior business relationship with, filed seven lawsuits against Zerify, Inc., each asserting infringement of a single patent owned by Onstream Media. Zerify is in the process of negotiating a settlement with Onstream Media.

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of September 30, 2022 other than that described above.

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

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

On August 12, 2022, our registration statement on Form S-1 was declared effective by the Securities and Exchange Commission. This registration statement registered 50,000,000 shares underlying certain common stock purchase warrants. . The common stock purchase warrants were exercised contemporaneously with the execution of exercise agreements. The Company received aggregate gross proceeds of $500,000 from the cash exercise of the common stock purchase warrants by the exercising holders and such holders, as a condition to exercising their common stock purchase warrants, were issue an aggregate of 50,000,000 shares of Common Stock (arising from the exercise of the common stock purchase warrants) and, as a condition to exercising the common stock purchase warrants early,  new common stock purchase warrants to purchase an aggregate of 50,000,000 shares of Common Stock.

Subsequent issuances:

Issuance of Common Stock

In October 2022, the Company issued 5 million shares of common stock with a fair market value of $38,000 for services rendered.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

At September 30, 2022, the Company is in default on notes payable and convertible notes payable in the aggregate amount of $2,829,000.  We have not made various principal and interest payments on many of our debt obligations. We continue to seek work-out arrangements and applicable refinancing with new or revised debt or equity instruments. See Notes 2 and 4 to the condensed consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
1.1	Placement Agreement dated July 7, 2020, by and between StrikeForce Technologies, Inc. and Spencer Clarke LLC (23)
1.2	Addendum to Placement Agreement dated November 11, 2020, by and between StrikeForce Technologies, Inc. and Spencer Clarke LLC (25)
1.3	Addendum to Placement Agreement dated April 20, 2021, by and between StrikeForce Technologies, Inc. and Spencer Clarke LLC (28)
1.4	Addendum to Placement Agreement dated October 17, 2022, by and between StrikeForce Technologies, Inc. and Spencer Clarke LLC (32)
1.5	Addendum to Placement Agreement dated November 4, 2022, by and between StrikeForce Technologies, Inc. and Spencer Clarke LLC (32)
3.1	Amended and Restated Certificate of Incorporation of StrikeForce Technologies, Inc. (1)
3.2	By-laws of StrikeForce Technologies, Inc. (1)
3.3	Amended By-laws of StrikeForce Technologies, Inc. (2)
3.4	Amended By-laws of StrikeForce Technologies, Inc. (3)
3.5	Articles of Amendment of StrikeForce Technologies, Inc. (2)
3.6	Amendments to Articles of Incorporation (6)
3.7	Amendments to Articles of Incorporation (7)
3.8	Registration of Classes of Securities (8)
3.9	Amendments to Articles of Incorporation (9)
3.10	Registration of Classes of Securities (10)
3.11	Amendments to Articles of Incorporation (11)
3.12	Registration of Classes of Securities (12)
3.13	Amendments to Articles of Incorporation (13)
3.14	Amendments to Articles of Incorporation (14)
3.15	Amendments to Articles of Incorporation (15)
3.16	Amendments to Articles of Incorporation (16)
3.17	Amendments to Articles of Incorporation (17)
3.18	Amendments to Articles of Incorporation (18)
3.19	Amendments to Articles of Incorporation (22)
3.20	Amendments to Articles of Incorporation (26)
3.21	Amendments to Articles of Incorporation (30)
4.1	Form of Subscription Agreement (25)
4.2	Form of Convertible Promissory Note-Related Party (24)
4.3	Form of Promissory Note-Related Party (24)
4.4	Form of Warrant (29)
4/5	Form of Common Stock Purchase Warrant for Walleye Opportunities Master Fund Ltd, dated October 26, 2022 (31)
10.1	Employment Agreement dated as of May 20, 2003, by and between StrikeForce Technologies, Inc. and Mark L. Kay (1)
10.2	Irrevocable Waiver of Conversion Rights of Mark L. Kay (4)
10.3	Irrevocable Waiver of Conversion Rights of Ramarao Pemmaraju (4)
10.4	Irrevocable Waiver of Conversion Rights of George Waller (4)
10.5	CFO Consultant Agreement with Philip E. Blocker (4)
10.6	2012 Stock Option Plan (5)
10.7	Asset Purchase Agreement between StrikeForce Technologies, Inc. and Cyber Safety, Inc., dated August 24, 2015 (18)
10.8	Amendment to the Asset Purchase Agreement and Distributor and Reseller Agreement between StrikeForce Technologies, Inc. and Cyber Safety, Inc. (19)
10.9	Execution of Litigation Funding Agreement (20)
10.10	BlockSafe Technologies, Inc. Intellectual Property License Agreement (21)
10.11	BlockSafe Technologies, Inc. Management Agreement (21)
10.12	BlockSafe Technologies, Inc. Amended Management Agreement (21)
10.13	Software License and Development Agreement, amendment two, by and between StrikeForce Technologies, Inc. and Intersections, Inc., dated October 1, 2010 (24)
10.14	Form of Settlement and Exchange Agreement (26)
10.15	Cybersecurity Risk Solutions LLC Member Interest Purchase Agreement, dated April 15, 2021 (27)
10.16	Inducement Offer to Exercise Common Stock Purchase Warrants, dated May 5, 2022 (29)
10.17	Securities Purchase Agreement, by and between Zerify, Inc. and Walleye Opportunities Master Fund Ltd, dated October 26, 2022.(31)
10.18	Promissory Note for $1,000,000 with Walleye Opportunities Master Fund Ltd., dated October 26, 2022.(31)
10.19	Form of Security Agreement, by and between Zerify, Inc. (and its subsidiaries) and Walleye Opportunities Master Fund Ltd. dated October 26, 2022. (31)
10.20	Form of Subsidiary Guarantee, by and between Zerify, Inc. (and its subsidiaries) and Walleye Opportunities Master Fund Ltd , dated October 26, 2022. (31)
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (33)
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (33)
32.1

Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (33)

32.2

Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (33)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document). (31)
101.SCH	Inline XBRL Taxonomy Extension Schema Document. (31)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (31)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (31)
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document. (31)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (31)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101). (31)

(1)	Filed as an exhibit to the Registrant’s Form SB-2 dated as of May 11, 2005 and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Form 8-K dated February 4, 2011 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Form 10-Q dated December 13, 2010 and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Form S-1/A dated July 31, 2012 and incorporated herein by reference.
(5)	Filed in conjunction with the Registrant’s Form 14A filed October 5, 2012 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Form 8-K dated February 5, 2013 and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Form 8-K dated May 14, 2013 and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Form 8-A dated July 29, 2013 and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Form 8-K dated August 22, 2013 and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Form 8-A dated October 3, 2013 and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Form 8-K dated October 3, 2013 and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant’s Form 8-A dated December 31, 2013 and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s Form 8-K dated December 31, 2013 and incorporated herein by reference.
(14)	Filed as an exhibit to the Registrant’s Form 8-K dated March 18, 2014 and incorporated herein by reference.
(15)	Filed as an exhibit to the Registrant’s Form 8-K dated December 22, 2014 and incorporated herein by reference.
(16)	Filed as an exhibit to the Registrant’s Form 8-K dated February 13, 2015 and incorporated herein by reference.
(17)	Filed as an exhibit to the Registrant’s Form 8-K dated August 4, 2015 and incorporated herein by reference.
(18)	Filed as an exhibit to the Registrant’s Form 8-K dated August 24, 2015 and incorporated herein by reference.
(19)	Filed as an exhibit to the Registrant’s Form 8-K dated February 2, 2016 and incorporated herein by reference.
(20)	Filed as an exhibit to the Registrant’s Form 8-K dated September 11, 2017 and incorporated herein by reference.
(21)	Filed as an exhibit to the Registrant’s Form 10-Q dated June 30, 2018 and incorporated herein by reference.
(22)	Filed as an exhibit to the Registrant’s Form 8-K dated June 25, 2020 and incorporated herein by reference.
(23)	Filed as an exhibit to the Registrant’s Form 1-A dated July 13, 2020 and incorporated herein by reference.
(24)	Filed as an exhibit to the Registrant’s Form 1-A.1 dated September 11, 2020 and incorporated herein by reference.
(25)	Filed as an exhibit to the Registrant’s Form 1-A.1 dated November 12, 2020 and incorporated herein by reference.
(26)	Filed as an exhibit to the Registrant’s Form 8-K dated February 8, 2021 and incorporated herein by reference.
(27)	Filed as an exhibit to the Registrant’s Form 8-K dated April 19, 2021 and incorporated herein by reference.
(28)	Filed as an exhibit to the Registrant’s Form 1A/A- dated April 26, 2021 and incorporated herein by reference.
(29)	Filed as an exhibit to the Registrant’s Form 8-K dates May 10, 2022 and incorporated herein by reference.
(30)	Filed as an exhibit to the Registrant’s Form 8-K/A dated August 3, 2022 and incorporated herein by reference.
(31)	Filed as an exhibit to the Registrant’s Form 8-K dated November 2, 2022 and incorporated herein by reference.
(32)	Filed as an exhibit to the Registrant’s Form 1-A/A dated November 4, 2022 and incorporated herein by reference.
(33)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZERIFY, INC.

Dated: November 21, 2022	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: November 21, 2022	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer

