Form 10-K
period 2022-12-31
Zerify, Inc.
filed 2023-04-14
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2023
Common stock, $0.0001 par value	1,364,017,560

Class	Outstanding at March 31, 2023
Preferred stock, Series A, no par value	3

Class	Outstanding at March 31, 2023
Preferred stock, Series B, $0.10 par value	36,667

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes. $21,120,000

Transitional Small Business Disclosure Format Yes ☐     No ☒

Documents Incorporated By Reference

None

ZERIFY, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2022 AND 2021

CERTIFICATIONS

Exhibit 31 –	Management certification

Exhibit 32 –	Sarbanes-Oxley Act

CAUTION REGARDING FORWARD-LOOKING INFORMATION

Included in this annual report are “forward-looking” statements, within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”) as well as historical information. Some of our statements under “Business”, “Properties”, “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”,” the Notes to Consolidated Financial Statements” and elsewhere in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, we cannot assure you that the expectations reflected therein  will prove to be correct.  Additionally, because these statements involved risks and uncertainties,  . we cannot assure you that actual results will be consistent with these forward-looking statements Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when expressed  negatively. . We claim the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.

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

Unless otherwise noted, references in this Form 10-K to “StrikeForce”, “Zerify”, “we”, “us”, “our”, “SFT”, “our company”, and the “Company” means Zerify, Inc (formally known as  StrikeForce Technologies, Inc.), a Wyoming corporation.

PART I

ITEM 1. BUSINESS

Executive Offices/Website

Our executive office is located at 1090 King Georges Post Road, Suite 603, Edison, NJ 08837. Our telephone number is (732) 661-9641. Our website is at www.zerify.com (formerly www.strikeforcetech.com) (we are not including the information contained in our website as part of, nor should the information be relied upon or incorporated by reference into this report on Form 10-K).

History

We are a software development and services company that offers a suite of integrated computer network security products using proprietary technology. StrikeForce Technical Services Corporation was incorporated in August 2001 in New Jersey. On September 3, 2004, we changed our name to StrikeForce Technologies, Inc. On November 15, 2010, we redomiciled to Wyoming. We initially conducted operations as an integrator and reseller of computer hardware and telecommunications equipment and services until December 2002.  In December 2002, and formally memorialized in September 2003, we acquired certain intellectual property rights and patent pending technology from NetLabs.com, Inc. (“Net Labs”), including the rights to further develop and sell Net-Labs’ principal technology. At such time, certain officers of NetLabs joined us as our officers and directors.

Our ongoing strategy is developing and marketing our suite of network security products to the corporate, financial, healthcare, legal, government, technology, insurance, e-commerce and consumer sectors. Our goal is to grow our business through our globally expanding sales channel and internally generated sales, rather than by acquisitions. On June 14, 2022, our Board of Directors and the majority of our  outstanding votes  approved by  consent  to change our name from StrikeForce Technologies, Inc. to Zerify, Inc. We hold a 49% interest in BlockSafe Technologies, Inc., and, as of April 2021, we hold a 100% interest in Cybersecurity Risk Solutions, LLC. We conduct our operations from our corporate office in Edison, New Jersey.

We began our operations in 2001 as a reseller and integrator of computer hardware and iris biometric technology. Iris biometric technology is using your looking into your cell phone as a way to authenticate it is really you. From our inception through the first half of 2003, we derived the majority of our revenues as an integrator. In December 2002, upon the acquisition of the licensing rights to certain intellectual property and patent pending technology from NetLabs, we shifted our focus to developing and marketing our own suite of security products. Based upon our acquired licensing rights and additional research and development, we have developed various identification protection software products to protect computer networks from unauthorized access and to protect users from identity theft.

We completed the development of our ProtectID® platform at the end of June 2006, we completed the core development of our keyboard encryption and anti-keylogger product, GuardedID®, in December 2006, and we commenced deployment of our new mobile product, MobileTrust® into the mobile stores in 2015. We finished development of our SafeVchat™ Secure Video Conferencing and PrivacyLoK™ products at the end of 2020 and deployed SafeVchat™ beta testing by some by our clients and individuals through our resellers. SafeVchat™, in management’s estimation, is one of the most secure video conferencing products on the market. PrivacyLoK™ adds security to all video conferencing tools and runs in conjunction with other applications on the same computer. Our goal is to expand our revenue base via increased revenues from SafeVchat™ and PrivacyLoK™ in 2023, and beyond. All of the foregoing products are currently being sold and distributed.

The keystroke encryption technology we developed and use in our GuardedID® product is protected by three patents through the US Patent and Trademark Office. MobileTrust® has a patent throughout Europe, by the European Patent Office, as of June 2020 (See Intellectual Property Section beginning on page 11).

Our Product Targets, Pricing and Revenues

Our suite of products is targeted to the financial, e-commerce, corporate, government, healthcare, legal, insurance, technology and retail markets. We seek to locate customers in a variety of ways, including contracts with value added resellers and distributors (both inside the United States and internationally), direct sales calls initiated by our internal staff, exhibitions at security and technology trade shows, through the media, through consulting agreements, and through our agent relationships.  We generate sales revenue either as an Original Equipment Manufacturer (“OEM”) model, through a Hosting/License agreement, bundled with our other products or through direct purchase by distributors and resellers. We price our products for cloud consumer transactions based on the number of transactions in which our software products are utilized. We also price our products for business applications based on the number of users. These pricing models provide us with one-time, monthly, quarterly and annual recurring revenues with volume discounts.

We generated all of our revenues of $103,000 for the year ended December 31, 2022 (compared to $193,000 for the year ended December 31, 2021), from the sales of our security products. The decrease in revenues was primarily due to a reduction in the sales of our products caused by the adverse economic conditions resulting from the ongoing COVID-19 pandemic.

Marketing/Market Demand

We market our products globally to financial service firms, healthcare related companies, legal services companies, e-commerce companies, automotive, government agencies, multi-level marketing groups, the enterprise market in general, and with virtual private network companies, as well as technology service companies and retail distributors that service all the above markets. We seek such sales through our own direct efforts, with emphasis on retail, through distributors, resellers and third-party agents internationally. We are also seeking to license the technology as original equipment with computer hardware and software manufacturers. We are engaged in multiple production installations and pilot projects with various distributors, resellers and direct customers primarily in the United States. Our GuardedID® product is also being sold directly to consumers, primarily through the Internet as well as distributors, resellers, third party agents, affiliates and potential OEM agreements by bundling GuardedID® with their products (providing a value-add and competitive advantage to their own products and offerings). Currently this is the most active market for us with multiple programs in production. We anticipate, but cannot guarantee, increases in revenues in fiscal 2023 (subject to the impairments to the economy caused by the ongoing COVID-19 pandemic and the degree to which the economy rebounds post-pandemic, and any domestic economic impact from the war in Ukraine), from these programs.

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

Because we are now experiencing a continual growing market demand (with growth temporarily curtailed by the economic consequences of the ongoing COVID-19 pandemic), we are developing a reseller and distribution channel as a strategy to generate, manage and fulfill demand for our products across market segments, minimizing the requirement for an increase in our staff as we grow our distributor market. We have minimized the concentration on our initial direct sales efforts as our distribution and reseller channels continue to grow internationally and will require appropriate levels of support.

Covid-19

In March 2020, the World Health Organization declared the spread of COVID-19 a pandemic. This outbreak continues to spread throughout the U.S. and around the world. As a result, authorities continue to implement numerous measures to try to contain the virus, including restrictions on travel, quarantines, shelter-in-place orders, business restrictions and complete shutdowns. We are not considered an “essential business” due to the industries and customers we serve. As of, and subsequent to, December 31, 2022, we have been following the recommendations of the CDC and state/local health authorities to minimize exposure risk for our team members during the pandemic, including the temporary closure of our corporate office and having our team members work remotely. During the second quarter of 2021, we reopened our corporate office while continuing to adhere to the guidelines issued by health authorities. Many customers and vendors have transitioned to electronic submission of invoices and payments. The COVID-19 pandemic has resulted in longer response times from potential new customers and certain existing customers. We cannot anticipate the effect that the impairments caused by the COVID-19 pandemic will have on our year end fiscal 2023 results, or the effectiveness and distributions of vaccines, boosters, and their distribution in 2023 and changes to mask mandate policies or the shift from a pandemic to an endemic. The pandemic has significantly impacted the economic conditions both in the United States and worldwide, with accelerated effects through the date of this Annual Report, as federal, state and local governments react to the public health crisis, creating significant uncertainties in both the worldwide and the United States economies. The situation is rapidly changing, including the onset of the ongoing most recent and anticipated wave of the virus caused by the B2 Omicron variant and the possibility of other variants over time, and additional impacts to our business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which, the conditions surrounding COVID-19 will change including the timing of lifting any restrictions or office closure requirements. We will continue to evaluate the nature and extent of COVID-19’s impact to our business, consolidated results of operations, financial condition and liquidity, and our results presented herein are not necessarily indicative of the results to be expected for future periods in 2023, or beyond.

Management believes that cyber security is a growing requirement as the pandemic continues and more people are working remotely as well as using digital forms on a regular basis. Consequently, the market demand, in our estimation, is increasing. However, we are also experiencing the impact of the pandemic. Currently our management has limited operating from our office location, which impedes our ability to take full advantage of the increasing market demand. Many of our current clients have experienced a dramatic slowdown in their business, limiting their ability to have the resources to pay for our services. We continue to generate  revenues and we anticipate, but cannot guarantee, our video conferencing tool, SafeVchat™, which provides authentication and security (using our existing products), will have gained acceptance in the market. Currently, we have companies doing beta testing. During the year ended December 31, 2022, we earned revenues of $10,000 from SafeVchat™ and PrivacyLoK™ and overall revenues of $103,000. We believe, but cannot assure, that our sales, partly as a consequence of the new work environment created by the ongoing pandemic and the need for our products, will significantly increase in fiscal 2023 and continue that substantial growth in 2024. We also are encouraged by the $65 billion dollars provided for broadband access to improve internet services that is in the recently enacted federal Infrastructure Bill of 2021, but cannot provide assurance as to how, or if, that will impact our products and services.

Regulation A Offerings

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

On December 21, 2022, the Securities and Exchange Commission qualified our Regulation A Offering Circular on Form 1-A (File Number: 024-12026). We registered 222,222,222 Units consisting of five (5) shares of Common Stock and one (1)  common stock purchase warrants exercisable at $0.02 per share, at a price of $.0225 per Unit, for maximum proceeds of $5,000,000 (after deducting the maximum broker discount and costs of the offering). During the year ended December 31, 2022, we issued 40,100,000 common stock shares  in the Regulation A Offering in exchange for cash of $180,000, net of direct fees and commissions. As part of the Regulation A offering, we also issued warrants to certain investors and its placement agent to purchase 8,020,000 shares of common stock, which warrants vest immediately and have a 5-year term with an exercise price of $0.02 per share.

Our Products

Zerify is a software development and services company. We own and are seeking to commercially market various identification protection software products that we developed to protect computer networks from unauthorized access, real time, and to protect network owners and users from cyber security attacks and data breaches. Our principal products ProtectID®, GuardedID®, MobileTrust® inclusive of our unique Zerify Meet (our Secure Video Conferencing Product) and Zerify Defender™ (our end-point security product)  are proprietary authentication and patented keystroke encryption technologies that are intended to eliminate unauthorized access to computer networks, securing video conferencing and all mobile devices, and to prevent unauthorized individuals from copying (logging) keystrokes and utilizing any video conference product. We are increasing our market for our suite of products in the financial services, e-commerce, corporate, healthcare, government and consumer sectors. Our cyber security products are as follows:

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

•

Zerify Meet™ is, in our estimation, one of the best and most secure video conferencing products in the marketplace and we believe at a time when it is most needed due to the remote workplace environment brought on by the work conditions arising from the consequences of the COVID-19 pandemic. The product is a two-factor authentication application, with out-of-band authentication capability, including push transactions to cell phones or a one-time passcode or fingerprint or facial capability, and only allows invitees to the conference to  gain access. Zerify Meet™ runs on any Apple or Android device and operates on any browser because it does not require an application. Zerify Meet™. The purchaser of  Zerify Meet™ also receives  Zerify Defender™.

7

•

Zerify Defender™ is an end-point lock product that offers protective mechanisms that are far more encompassing than what other video conferencing platforms currently provide, such as camera locking, keyboard protection, clipboard protection, microphone protection and audio input/output locking. The application also runs on the user’s computer and protects all applications, not just video conferencing. The application is offered a part of our Zerify Meet™ product, or as a separate standalone application.

Our products sometimes include software and hardware that we contractually license from other vendors. These products include additional authentication and telecommunication software devices.

The ProtectID® Cloud Service can be hosted by our service provider (we have a strategic arrangement with a third party SAS70 hosting service) as well as the ProtectID® Out-of-Band and Multi-Factor Platform, which can be installed internally in a customer’s infrastructure or as a hybrid implementation. With the exception of our free redistributable Microsoft software components. ProtectID® is also part of our Zerify Meet™ product.

Factors that we consider important to our success include the following:

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

•

Ability to Integrate our Software with Customer Environments: There are numerous operating systems that are used by computer networks. The ability of a software product to integrate with multiple operating systems is likely to be a significant factor in customer acceptance of particular products. Our ProtectID® operates on an independent Cloud Service platform and is also able to integrate with multiple operating systems and user interfaces for an in-house implementation. ProtectID® has been designed to use multiple authentication devices that are currently on the market (including, but not limited to, biometrics, key-fob tokens, iPhones, iPads, Androids, PDA’s, smart cards, face biometric, fingerprint and other mobile devices). Our ability to integrate our products with multiple existing and future technologies is currently a key factor in the growth of our product’s acceptance and is demonstrated by our success with recent clients and installations. Our GuardedID® product currently operates with Windows Internet Explorer (IE), Firefox, Chrome and Safari browsers and our upgraded Premium version works with almost all applications running on a Windows desktop platform, inclusive of Microsoft Office and the MAC. New features and functions for both products continue to be developed via our research and development. Our MobileTrust® and GuardedID®  work on all Apple and Android devices.

•

Relative Cost: We have attempted to design our products to provide a cost-effective suite of products for financial services, e-commerce, commercial, healthcare, government and direct-consumer customers. Our ability to offer our products at a competitive price is a key factor in the acceptance of our product as we have seen with many of our clients.

Business Model

We are focusing primarily on developing sales through “channel” relationships by offering  our products through   other manufacturers, distributors, value-added resellers and agents, internationally. In 2016, we added and publicly announced additions to our global distribution sales channel, which provides additional presence for us in the United States, Canada, Europe and Africa. We continue to add additional channel partners, especially on the consumer side and developed a new retail business. We also sell our suite of security products directly from our Edison, New Jersey office, which also augments our channel partner relationships. It is our strategy that these “channel” relationships will provide the greater percentage of our revenues ongoing, as was the case in the past two years. Examples of the channel relationships that we are seeking include already established original equipment manufacturer (“OEM”) and bundled relationships with other security technology and software providers that would integrate or bundle the enhanced security capabilities of ProtectID®, GuardedID® into their own product lines, including Zerify Meet™ and Zerify Defender™ and our Zerify Meet™ API’s, thereby providing greater value to their clients. These would include providers of networking software and manufacturers of computer and telecommunications hardware and software that provide managed services, and multi-level marketing groups, as well as all markets interested in increasing the value of their products and packages, such as financial services software, anti-virus, government integrators and identity theft product companies. We contracted with various new distributors during 2020 and 2021, and we anticipate, but cannot guarantee an increase in revenues in 2023 (subject to the impairments caused by the ongoing COVID-19 pandemic and the degree to which the economy rebounds post-pandemic). However, in 2023 we anticipate some large increases based on current discussions starting.

We believe, but cannot guarantee, increased  revenues of Zerify Meet™, our secure Video Conferencing Tool, and Zerify Defender™, which adds five levels of security for Zerify Meet™. While the full effect of the increased use in remote access in employment due to COVID-19 is still undeterminable, it has become evident, in managements estimation, clear that people will be working remotely for a long time, perhaps with some hybrid level of permanence. In a February 2021 New York Times article, Google announced that they will no longer require that their employees to come into the attainment office, as stated in the New York Times, Video conference sales are projected to be over $100 billion, more than double of what was originally projected. We believe that SafeVchat™ and Zerify Defender™ are perfectly timed for introduction into the market and we anticipate, but cannot guarantee, our market share will grow over the next several years.

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

Our primary target markets include secure financial services such as banks and insurance companies, healthcare providers, legal services, government agencies through integrators, technology platforms, e-commerce-based services companies, telecommunications and cellular carriers, technology software companies, government agencies and consumers, especially for our mobile and keystroke encryption products and our secure video conferencing and end-point solutions We are focusing our concentration on cyber security and data breach strategic problem areas, such as where compliance with financial, healthcare, legal and government regulations are key and stolen passwords are used to acquire private information illegally. In 2020 and 2021, several of our channel partners had pilots and client implementations in place that are expected, although no assurances can be provided, to increase our revenues in 2023 (subject to the impairments caused by the ongoing COVID-19 pandemic and the degree to which the economy rebounds post-pandemic). There is no guarantee as to the timing and continued success of these efforts.

Because we are now expecting a continual, recurring growing market demand, especially in the mobility and encryption retail markets, we continue to develop a reseller and distribution channel as a strategy to generate, manage and fulfill demand for our products across market segments, minimizing the requirement for an increase in our staff as we grow our distributor market. We continue to minimize the concentration on our initial direct sales efforts as our distribution and reseller channels continue to grow internationally and provide appropriate levels of sales and support to the growing Cyber Security market, especially with the new help with VationVentures.

We seek to generate revenues through recurring fees for Zerify Meet™ (inclusive of Zerify Defender™ and ProtectID®), Zerify Defender™, GuardedID® and ProtectID® based on client consumer usage in the financial, healthcare services and legal services markets, as well as enterprises in general. We provide our clients a choice of operating our ProtectID® software internally by licensing it or through our hosted Cloud Service or a hybrid that some clients have implemented and none of our competitors presently offer. GuardedID® requires a download on each and every computer it protects, whether for employees or consumers. We have four GuardedID® products, (i) a standard version which protects browser data entry only, (ii) a premium version which protects almost all the applications running under Microsoft Windows on the desktop, including Microsoft Office Suite and almost all applications running on the desktop, (iii) an Enterprise version which, in addition, provides the Enterprise administrative rights and the use of Microsoft’s Enterprise tools for the product’s deployment, and (iv) an Apple version for all the latest MAC operating systems and for the browsers and entire desktop. Our GuardedID® Mobile SDK (software development kit) is priced for the consumer through the appropriate mobile phone stores, as well as direct, distribution and OEM sales for higher volume enterprises, including volume discounts to the degree allowed by the telecommunications providers. We anticipate, but cannot guarantee, steadily increasing revenues from these product offerings.

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

2. Application Service Provider (ASP) Partners: Our third-party service provides a hosting platform that facilitates faster implementations at competitive prices for our Cloud Service option

3. Original Equipment Manufacturers (OEM): SFT products are sold to other security technology vendors that integrate ProtectID®, GuardedID® and, now, GuardedID® Mobile SDK into their products (bundling) and services providing for monthly/annual increasing recurring revenues. They are also now able to sell and bundle Zerify Meet™ and Zerify Defender™.

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

On March 28, 2013, we initiated patent litigation against PhoneFactor, Inc., a subsidiary of Microsoft Corporation, for alleged infringement of United States Patent No. 7,870,599 (the “‘599 Patent”). We filed a separate action against Microsoft Corporation based on its alleged infringement of the ‘599 Patent and two additional patents for out-of-band user authentication (U.S. Patent Nos.: 8,484,698 & 8,713,701). Both actions were filed in the U.S. District Court for the District of Delaware. On January 15, 2016, the litigation was settled and the parties executed a settlement agreement in the form of a Release and License Agreement. The terms and conditions of the Release and License Agreement are confidential except under limited conditions. As a consequence of the Release and License Agreement, the parties have moved to dismiss the action with prejudice, we have  licensed the patents to Microsoft Corporation, and we received a non-disclosable one-time lump sum payment.

In June 2020, we were awarded an International European Patent, Application #14763895.1, for MobileTrust®. While the MobileTrust® International Patent was granted in Europe, the patent application in the United States was rejected.

Our patent attorneys filed our fourth, fifth and sixth “Out of Band” continuation patents. We currently have three patents granted to us for Out-of-Band ProtectID® (Patent Nos.: 7,870,599, 8,484,698 and 8,713,701). MobileTrust® is also covered by our GuardedID® patents. We cannot provide assurances that the latter patents will be granted in fiscal 2023.

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

Business Strategy

Our primary strategy throughout 2023 is to focus on the growth and support of our channel partners, including distributors, resellers and original equipment manufacturers (OEMs) (subject to the impairments caused by COVID-19). Our internal sales team targets potential direct sales in industries that management believes provides the greatest potential for short term sales. These include small to medium sized financial institutions, government agencies, e-commerce, healthcare, legal and enterprise businesses. We are also executing agreements with strategic resellers and distributors for marketing, selling and supporting our products internationally. We primarily work with distributors, resellers and agents to generate the bulk of our sales internationally, realizing that this strategy takes longer to nurture, however it is progressing well. We are starting to realize positive results, however slowly, with our sales channel and anticipate, but cannot guarantee, a successful fiscal 2023, through the sales channel and from our new mobile and GuardedID® MAC, ZerifyMeet™ and ZerifyDefender™ products with a concentration of sales already contracted. There can be no assurances, however, that we will succeed in implementing our sales strategy. Although management believes that there is an increasingly strong market for our products as the need for cyber security solutions increases globally, we have not generated substantial revenue from the sale of our products and there is no assurance we can secure a market sufficient to permit us to achieve profitability in fiscal 2023 (subject to the impairments caused by the ongoing COVID-19 pandemic and the degree to which the economy rebounds post-pandemic).

Most of the costs that we incur are related to salaries, professional fees, marketing, sales and research & design. Our operations presently require funding of approximately $220,000 per month. We expect that our monthly cash usage for operations will increase slightly due to contracted and anticipated increased volumes and adding some targeted channel marketing programs. We anticipate that the areas in which we will experience the greatest increase in operating expenses is in marketing, selling, product support, product research and new technology development in the growing cyber security market. We are committed to maintaining our current level of operating costs until we reach the level of revenues needed to absorb any potential increase in costs.

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

Our patented technologies are used in Zerify Meet™, our secure Video Conferencing Tool and Zerify Defender™, which adds five levels of security for Zerify Meet™ Premium, which we believe is more secure than Zoom, Teams and other competitors’ products available in the growing marketplace.

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

BlockSafe Technologies, Inc.

BlockSafe Technologies, Inc. (“BlockSafe”) was formed on December 1, 2017 in the State of Wyoming. BlockSafe is in the business of providing total cyber security solutions and has the licensee from us of our desktop anti-malware product called “GuardedID®” and our one-of-a-kind mobile application called “MobileTrust®”. BlockSafe is intended to be developed as an enterprise focused on using our licensed technology in the field of cryptocurrency and its use of blockchains. Small revenues have been generated to date, primarily due to the effects of the ongoing COVID-19 pandemic. There can be no assurances on the success of this project or any profitability arising from BlockSafe.

In prior years, the Company agreed to issue crypto currency tokens as part of its financing activities. As of December 31, 2022, no tokens have been developed or issued. There is no assurance as to whether, or at what amount, or on what terms, tokens will be available. Moreover, there can be no assurance how such technology will function, which could expose us to legal and regulatory issues. Cryptocurrency and its use of blockchains is still in the development stage and receiving mixed results. The Securities and Exchange Commission has, in its dissemination of information to the public, expressed that tokens in the United States would be treated as securities pursuant to the Howey Test. This standard has been adopted, in various forms, in numerous other jurisdictions. The European Union and China are contemplating their own form of cryptocurrency and Facebook Libra cryptocurrency recently lost the support of PayPal (see https://www.independent.co.uk/topic/cryptocurrency, which article is not incorporated by reference to this filing). On March 30, 2022, the Securities and Exchange Commission’s Division of Examinations announced its 2022 examination priorities which included the review of the use of crypto-assets as one of its top five priorities for review. This review and any regulatory rules and regulations arising from this review may impact the BlockSafe business. In addition, legal and regulatory developments could render the technology impermissible, which could have a material adverse effect on BlockSafe and us.

At December 31, 2022, noncontrolling interests represent 51% of BlockSafe. BlockSafe meets the definition of a variable interest entity (“VIE”) and based on the determination that we are the primary beneficiary of BlockSafe, we consolidated BlockSafe’s operating results, assets and liabilities. We and BlockSafe have a management agreement pursuant to which BlockSafe shall remit a management fee of $36,000 per month to us, and when BlockSafe reaches a milestone of $1,000,000 in financing, an additional management fee of $5,000,000 shall be owed to us, payable monthly over three years. The management fee is eliminated in consolidation. At December 31, 2022 and 2021, the amount of VIE cash on the accompanying consolidated balance sheets can be used only to settle obligations of BlockSafe, and the amounts of VIE accounts payable, VIE Notes Payable, VIE Accrued Interest, and VIE Financing Obligation have no recourse to our  general credit. .

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

In 2018, our  consolidated subsidiary, BlockSafe, issued promissory notes to investors in the aggregate of $775,500. As part of each promissory note agreement BlockSafe agreed to pay a financing obligation to the note holders equal to the note principal in tokens, as defined, to be issued by BlockSafe. In December 2018, BlockSafe agreed to issue 200,000 cryptocurrency tokens to an unrelated party for receipt of $50,000. In February 2019, the agreement was amended and the unrelated party is to receive an additional 100,000 tokens. No such tokens have been developed or issued as of December 31, 2022.

From February 2019 to March 2019, BlockSafe agreed to issue 450,000 cryptocurrency tokens and 56,250 restricted shares of BlockSafe common stock to four unrelated parties for receipt of $122,500. The tokens or restricted stock of BlockSafe have not been issued as of December 31, 2022.

From March to April 2019, five of the BlockSafe noteholders agreed to convert $295,500 of principal and $19,700 of accrued interest into 1,845,041 cryptocurrency tokens to be issued by BlockSafe. The tokens have not been issued as of December 31, 2022.

We have used the funds received from investors pursuant to the promissory notes for the efforts mentioned below to develop the Tokens and to develop an additional product and prepare it for sale. We currently do not require additional funds for the development efforts.

The steps we have taken to date in our efforts to develop tokens include completing a formal plan for the Tokens, obtaining professional advice regarding the legal implications of developing tokens, and we have a blockchain for our Tokens (BSAFE®). We have not yet finalized a budget for the development of Tokens, or hired a full development team, or completed the development of Tokens, and we have not developed any payment, trading, or custody platform or infrastructure related to the Tokens. The failure to develop or issue these Tokens as of December 31, 2022 does not constitute an event of default under the promissory notes. It should be noted however that the promissory notes were not repaid pursuant to their terms and are currently in default.

At December 31, 2021, our  consolidated subsidiary, BlockSafe, had recorded a financing obligation of $1,263,000 to be paid in tokens, as defined. At December 31, 2021 and through the date of this filing, BlockSafe. has not completed the development or issued any tokens. At December 31, 2022, as the development of the tokens has not been completed and tokens do not exist, and any amounts received for tokens are not considered equity or revenue, management determined that 100% of the obligation of $1,263,000 is a liability to be settled by BlockSafe., through the issuance of tokens, or through other means if tokens are never issued.

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

Mr.Lynch, Director of Channel Distribution, tendered his resignation on December 2, 2022 and hasn’t been replaced at StrikeForce, now called Zerify. Cybersecurity Risk Solutions is still in business and selling its products.

Employees

As of fiscal year ended December 31, 2022, we had 16 employees and our relations with employees are good.

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

ITEM 1A. RISK FACTORS

The risk factors required pursuant to Regulation S-K, Item 503(c) are not required for smaller reporting companies, however, we have determined to provide particular risk factors herein.  e. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition. If any events described in the risk factors actually occur, our business, operating results, prospects and financial condition could be materially harmed. In connection with the forward-looking statements that appear elsewhere in this annual report, you should also carefully review the cautionary statement referred to under “Special Note Regarding Forward Looking Statements.” The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

We have yet to establish any history of profitable operations. For the year ended December 31, 2022, we incurred a net loss of $8,829,000 and used cash in operating activities of $4,258,000, and at December 31, 2022, we had a stockholders’ deficit of $14,855,000. Also, at December 31, 2022, we are in default on notes payable and convertible notes payable in the aggregate amount of $2,825,000. These factors raise substantial doubt about our ability to continue as a going concern within one year of the date that these financial statements are issued. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2022 with respect to this uncertainty. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities and future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.

At December 31, 2022, we had cash on hand in the amount of $192,000. Subsequent to December 31, 2022, we received proceeds of $813,000 on the sale of common shares and warrants (see Note 15 to the accompanying consolidated financial statements). We believe we have enough cash to sustain operations through June 30, 2023. Our ability to continue as a going concern is dependent upon our ability to continue to implement our business plan. Currently, management is attempting to increase revenues by selling through a channel of distributors, value added resellers, strategic partners and original equipment manufacturers. While we believe in the viability of our strategy to increase revenues, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to increase our customer base and realize increased revenues. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, if needed, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

We completed the development of our ProtectID® platform at the end of June 2006, we completed the core development of our keyboard encryption and anti-keylogger product, GuardedID®, in December 2006 and commenced deployment of our new mobile product, MobileTrust® into the mobile stores in 2015. We completed GuardedID® in 2016 and SafeVchat™ and PrivacyLok™ in 2021. Presently, (except for Zerify Meet™ and PrivacyLok™ which are in beta testing although we already earned revenues from Zerify Meet™ and Zerify Defender™ in 2022), all of the products are being sold and distributed. Our suite of products is targeted to the financial, e-commerce, corporate, government, healthcare, legal, insurance, technology and retail markets. We seek to locate customers in a variety of ways. These primarily include contracts with value added resellers and distributors (both inside the United States and internationally), direct sales calls initiated by our internal staff, exhibitions at security and technology trade shows, through the media, through consulting agreements, and through our agent relationships. Our sales generate revenue either as an Original Equipment Manufacturer (“OEM”) model, through a Hosting/License agreement, bundled with other of our products or through direct purchase by distributors and resellers. We price our products for cloud consumer transactions based on the number of transactions in which our software products are utilized. We also price our products for business applications based on the number of users. These pricing models provide us with one-time, monthly, quarterly and annual recurring revenues with volume discounts. We are also generating revenues from annual maintenance contracts, renewal fees and expect, but cannot guarantee, an increase in revenues based upon the execution of various agreements that we have recently concluded, primarily in the retail and insurance sectors.

WE WILL FACE INTENSE COMPETITION FROM OUR COMPETITORS THAT HAVE GREATER FINANCIAL, TECHNICAL AND MARKETING RESOURCES THAN WE DO. THESE COMPETITIVE FORCES MAY IMPACT OUR PROJECTED GROWTH AND ABILITY TO GENERATE REVENUES AND PROFITS, WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

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

Our success depends, to a critical extent, on the continued efforts and services of our Chief Executive Officer, Mark L. Kay, our Chief Technical Officer and Inventor, Ramarao Pemmaraju, our Chief Technical Officer, and our Executive Vice President and Head of Marketing, George Waller. Were we to lose any of our key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome. We do not currently carry key-man life insurance policies on any of our employees, which would assist us in recouping our costs in the event of the loss of those officers.

THE INABILITY TO MANAGE OUR GROWTH COULD IMPEDE OUR ABILITY TO GENERATE REVENUES AND PROFITS AND TO OTHERWISE IMPLEMENT OUR BUSINESS PLAN AND GROWTH STRATEGIES, WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

We plan to grow rapidly, which will place strains on our management team and other of our resources to both implement more sophisticated managerial, operational and financial systems, procedures and controls and to hire, train and manage the personnel necessary to implement those functions. Our staff is currently comprised of ten people and we believe that in order for us to achieve our goals, it will be necessary to further expand our personnel, particularly in the area of sales, support services, technology development and client support. As we grow, we also expect to increase detailed and pertinent internal and administrative controls and procedures, require further product enhancements and customization of our existing products for specific clients, as well as enter new geographic markets. We do not presently have in place the corporate infrastructure common to larger organizations. We do not, for example, have a separate human resources department or purchasing department designed for a larger organization. Some of our key personnel do not have experience managing large numbers of personnel. Substantial expansion of our organization will require the acquisition of additional information systems and equipment, a larger physical space and formal management of human resources. It will require that we expand the number of people within our organization providing additional administrative support (or consider outsourcing) and to develop and implement additional internal controls appropriate for a larger organization. Our experience to date in managing the minimal growth has been positive, without product failures or breakdowns of internal controls.

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

WE HAVE IDENTIFIED MATERIAL WEAKNESSES IN OUR DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROL OVER FINANCIAL REPORTING.

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As discussed in Item 9A – “Controls and Procedures” of this Form 10-K, we have evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of December 31, 2022.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses we identified are (1) We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the year ended December 31, 2022. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness; (2) Our board of directors has no independent director or member with financial expertise which causes ineffective oversight of our external financial reporting and internal control over financial reporting; (3) We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

We are committed to remediating its material weaknesses as promptly as possible. Implementation of our  remediation plans has commenced and is being overseen by the board. However, there can be no assurance as to when these material weaknesses will be remediated or that additional material weaknesses will not arise in the future. Even effective internal control can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. Any failure to remediate the material weaknesses, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements, which in turn could have a material adverse effect on our financial condition and the trading price of our common stock and we could fail to meet our financial reporting obligations. We have identified weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

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

In addition, we applied for funding pursuant to the Small Business Administration program. The Paycheck Protection Program provided forgivable funding for payroll and related costs as well as some non-payroll costs. We applied for funding and we received (on April 17, 2020) funding in the amount of $313,000. In June 2021, the April 2020 PPP loan of $313,000 was forgiven by the SBA. Pursuant to ASC 470, Debt, we recorded a gain of $313,000 to extinguish the PPP loan and accrued interest of $4,000. The Economic Injury Disaster Loan provides low-interest, long-term financing. We applied for funding and received (on May 18, 2020) funding in the amount of $150,000. In March 2021, we applied for funding and were approved for a second round of Paycheck Protection Program forgivable financing in the amount of $177,000. In November 2021, the March 2021 PPP loan of $177,000 was forgiven by the SBA. Pursuant to ASC 470, Debt, we recorded a gain of $177,000 to extinguish the PPP loan and accrued interest of $1,000.

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

ITEM 2. PROPERTIES

We operate from leased offices located at 1090 King Georges Post Road, Suite #603, Edison, New Jersey 08837. We do not hold any material investments in other real or personal property other than office equipment. We paid a monthly base rent of $4,542 from February 2020 through January 2021 and $4,678 from February 2021 through January 2022. We paid a monthly base rent of $4,818 from February 2022 through January 2023 and currently paying $4,963 from February 2023 thru January 2024. Our leased offices are adequate for our needs.

ITEM 3. LEGAL PROCEEDINGS

Constantino Zanfardino, Derivatively on Behalf of Nominal Defendant Zerify, Inc., formerly known as Strikeforce Technologies, Inc. v. Mark L. Kay, Ramarao Pemmaraju and George Waller, Defendants, and Zerify, Inc. formerly known as Strikeforce Technologies, Inc., Nominal Defendant (U.S. District Court, District of New Jersey, Civil Action No. 2:22-cv-07258-MCA-AME)

On December 13, 2022, a claimed stockholder, Constantino Zanfardino (“Plaintiff”),  filed a stockholder derivative Complaint against the Company’s directors, Mark L. Kay, Ramarao Pemmaraju and George Waller (collectively, “Defendants”). Plaintiff asserts claims against each of the Defendants for breach of fiduciary duty, waste of corporate assets and unjust enrichment resulting from Defendants’ alleged wrongdoing in their management of the Company.   Through the litigation, Plaintiff seeks judgment against each of the Defendants in favor of the Company. On March 3, 2023, the Defendants’ filed a Memorandum of Law in Support of their Motion to Dismiss Plaintiff’s Complaint.  On March 10, 2023, the Defendants served a motion to dismiss the complaint  upon the Plaintiff.  The Plaintiff’s opposition to the Defendants’ motion to dismiss is due on May 9, 2023.   Defendants are vigorously defending this litigation. At this time, it is not possible to estimate the ultimate outcome of this litigation.

Onstream Media Corporation

The Company is currently engaged in several patent litigations brought by Onstream Media Corporation in the United States District Court, District of Wyoming. The parties are currently in negotiations to resolve all of the pending cases.

The cases and their filing dates follow:

Case	Date Filed
Onstream Media Corporation v. Zerify Inc. Case No. 22-cv-00191 (DWY)	September 9, 2022
Onstream Media Corporation v. Zerify Inc. Case No. 22-cv-00192 (DWY)	September 9, 2022
Onstream Media Corporation v. Zerify Inc. Case No. 22-cv-00193 (DWY)	September 9, 2022
Onstream Media Corporation v. Zerify Inc. Case No. 22-cv-00194 (DWY)	September 9, 2022
Onstream Media Corporation v. Zerify Inc. Case No. 22-cv-00195 (DWY)	September 9, 2022
Onstream Media Corporation v. Zerify Inc. Case No. 22-cv-00196 (DWY)	September 9, 2022
Onstream Media Corporation v. Zerify Inc. Case No. 22-cv-00197 (DWY)	September 9, 2022

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(A) MARKET INFORMATION

Our registration statement on Form SB-2 was declared effective by the SEC in August 2005 and our shares were approved for listing on the OTC Bulletin Board by the Financial Industry Regulatory Authority (FINRA) in December 2005. Prior to December 2005, there was no public market for the common stock. Our common stock is currently quoted on the OTC Electronic Bulletin Board maintained by OTCMarkets.com (OTC: Pink) under the symbol “ZRFY”. The following sets forth high and low bid price quotations for each calendar quarter during the last fiscal years that trading occurred or quotations were available, calculated based on the result post-prior reverse splits of our common stock. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended:	Low:	High:
March 31, 2021	$0.0970	$0.1068
June 30, 2021	$0.0472	$0.0510
September 30, 2021	$0.0635	$0.0860
December 31, 2021	$0.0405	$0.0440
March 31, 2022	$0.0339	$0.0589
June 30, 2022	$0.0197	$0.0419
September 30, 2022	$0.0084	$0.0220
December 31, 2022	$0.0052	$0.0100

The closing bid price for our shares of common stock on March 9, 2023 was $.0055.

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

(B) HOLDERS

As of March 10, 2023, there were approximately 535 holders of the common stock on record with our transfer agent.

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

(D) RECENT ISSUANCES OF UNREGISTERED SECURITIES

During the year ended December 31, 2022, pursuant to our offering under Regulation A+, we issued 40,100,000 shares of common stock in exchange for cash of $180,000, net of direct fees and commissions.

During the year ended December 31, 2022, we issued 30,105,936 shares of its common stock for services, with a fair value of $423,000.

During the year ended December 31, 2022, we issued a total of 100,000,000 shares of common stock and received cash of $1,440,000, net of direct costs (see Note 11 to the accompanying consolidated financial statements).

Subsequent issuances

Subsequent to our year end of December 31, 2022 and  pursuant to the Company’s Qualified  Regulation A Offering, we issued 176,599,998 shares of common stock in exchange for cash of $795,000, net of direct fees and commissions. As part of the offering, we also issued warrants to certain investors and placement agent to purchase 35,319,999 shares of common stock. The warrants are fully vested, exercisable at $0.02 per share and will expire in five years.

Subsequent to December 31, 2022, pursuant to our private placement under Rule 506(b) of Regulation D, we sold 78,000,000 warrants to purchase shares of common stock in exchange for cash of $18,000, net of direct fees and commissions. The warrants are fully vested, exercisable at $0.02 per share and will expire in five years.

All of the above offerings and sales, except the afore-mentioned shares issued pursuant to a conversion of convertible notes, were made in reliance upon the exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933 and/or Section 4(2) of the Securities Act of 1933, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933 and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to us ; (d) where applicable, the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act of 1933, and agreed to transfer such securities only in a transaction registered under the Securities Act of 1933 or exempt from registration under the Securities Act; and (e) where applicable, a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act of 1933 or transferred in a transaction exempt from registration under the Securities Act of 1933.

Issuer Purchases of Equity Securities

None.

ITEM 6. Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this Item.

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

Our MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of our business conditions, results of operations, liquidity and capital resources and contractual obligations. We did not have any off balance sheet arrangements as of December 31, 2021 or 2022.

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

In March 2020, the World Health Organization declared the spread of COVID-19 a pandemic. This outbreak continues to spread throughout the U.S. and around the world. As a result, authorities continue to implement numerous measures to try to contain the virus, including restrictions on travel, quarantines, shelter-in-place orders, business restrictions and complete shutdowns. We are not considered an “essential business” due to the industries and customers we serve. As of, and subsequent to, December 31, 2022, we have been following the recommendations of the CDC and state/local health authorities to minimize exposure risk for our team members during the pandemic, including the temporary closure of our corporate office and having our team members work remotely. During the second quarter of 2021, we reopened our corporate office while continuing to adhere to the guidelines issued by health authorities. Many customers and vendors have transitioned to electronic submission of invoices and payments. The COVID-19 pandemic has resulted in longer response times from potential new customers and certain existing customers. We cannot anticipate the effect that the impairments caused by the COVID-19 pandemic will have on our fiscal 2023 results, or the effectiveness and distributions of vaccines, boosters, and their distribution, changes to mask mandate policies and to transitioning from a pandemic to an endemic. The pandemic has significantly impacted the economic conditions both in the United States and worldwide, with accelerated effects through the date of this Annual Report, as federal, state and local governments react to the public health crisis, creating significant uncertainties in both the worldwide and the United States economies. The situation is rapidly changing, including the onset of the ongoing subsequent waves of the virus caused by the possibility of various variants over time, and additional impacts to our business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which, the conditions surrounding COVID-19 will change including the timing of lifting any restrictions or office closure requirements. We will continue to evaluate the nature and extent of COVID-19’s impact to our business, consolidated results of operations, financial condition and liquidity, and our results presented herein are not necessarily indicative of the results to be expected for future periods in 2023, or beyond.

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

Management believes that cyber security is a growing requirement as the pandemic continues, more people are working remotely as well as using digital forms on a regular basis. Consequently, the market demand, in our estimation, is increasing. However, we are also experiencing the impact of the ongoing pandemic. Currently our management is not working from our office location and impedes our ability to take full advantage of the increasing market demand. Many of our current clients have experienced a dramatic slowdown in their business, limiting their ability to have the resources to pay for our services. We still generate revenues and we anticipate, but cannot guarantee, we will have the resources to advance our secure video conferencing tool, Zerify Meet™ and Zerify Defender™, that provides authentication and encryption (using our existing products), for which we believe will have a great interest in the market. During the year ended December 31, 2022, we earned revenues of $10,000 from Zerify Meet™ and Zerify Defender™ and overall revenues of $103,000.

Our executive office is located at 1090 King Georges Post Road, Suite 603, Edison, NJ 08837. Our telephone number is (732) 661-9641. At December 31, 2021, we had 10 employees. Our website is www.zerify.com (formerly www.strikeforcetech.com) (we are not including the information contained in our website as part of, nor should the information be relied upon or incorporated by reference into, this report on Form 10-K/A).

Results of Operations

FOR THE YEAR ENDED DECEMBER 31, 2022 COMPARED TO THE YEAR ENDED DECEMBER 31, 2021

Revenues for the year ended December 31, 2022 were $103,000 compared to $193,000 for the year ended December 31, 2021, a decrease of $90,000 or 47%. The decrease in revenues was primarily due to a decrease in revenues relating to our ProtectID®, GuardedID® and MobileTrust® and Zerify™ Meet products, as affected by impairments related to the economic consequences of the COVID-19 pandemic. Revenues are derived from software and services.

Cost of revenues for the year ended December 31, 2022 was $34,000 compared to $27,000 for the year ended December 31, 2021, an increase of $7,000 or 26%. The increase in cost of revenues was primarily due to an increase in the fees related to our product offerings. Cost of revenues are fees and key fobs related to our revenues, and as a percentage of total revenues for the year ended December 31, 2022 was 33.0% compared to 14.0% for the year ended December 31, 2021.

Compensation, professional fees, and selling, general and administrative (collectively, “SGA”) expenses for the year ended December 31, 2022 were $7,711,000 compared to $9,448,000 for the year ended December 31, 2021, a decrease of $1,737,000. The decrease was due primarily to a decrease in stock-based compensation, offset by an increase in compensation/benefits expenses and professional fees. SG&A expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock options to employees and other general corporate expenses.

Research and development expenses for the year ended December 31, 2022 were $580,000 compared to $566,000 for the year ended December 31, 2021, an increase of $14,000 or 2%. The increase was primarily due to an increase in salaries and benefits of the personnel conducting research and development. The salaries, benefits and overhead costs of personnel conducting research and development of our software products primarily comprises our research and development expenses.

For the year ended December 31, 2022, other expense was $607,000 as compared to other expense of $7,397,000 for the year ended December 31, 2021, a decrease in other expense of $6,790,000 or 91%. The decrease was primarily due to decreases in financing expense, interest expense, debt discount amortization, the change in the fair value of derivative liabilities and the loss on debt extinguishment.

Our net loss for the year ended December 31, 2022 was $8,829,000 compared to $17,245,000 for year ended December 31, 2021, a decrease of $8,416,000, or 49%. The decrease was primarily due to decreases in stock-based compensation, financing expense, interest expense, debt discount amortization, the change in the fair value of derivative liabilities and the loss on debt extinguishment, offset by increased compensation/benefits expenses and professional fees.

Liquidity and Capital Resources

Our total current assets at December 31, 2022 were $212,000, as compared with $2,121,000 in total current assets at December 31, 2021, which included cash of $2,084,000. Additionally, we had a stockholders’ deficit in the amount of $14,855,000 at December 31, 2022 compared to a stockholders’ deficit of $11,589,000 at December 31, 2021. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. We financed our operations during the year ended December 31, 2022 primarily from the cash balance from the year ended December 31, 2021 and from proceeds of equity instruments and notes payable issued during fiscal 2022.

On August 12, 2022, our registration statement on Form S-1 was declared effective by the Securities and Exchange Commission. This registration statement registered 50,000,000 shares with underlying common stock purchase warrants. The common stock purchase warrants were exercised contemporaneously with the execution of exercise agreements. We received aggregate gross proceeds of $500,000 from the cash exercise of the common stock purchase warrants by the exercising holders and such holders, as a condition to exercising their common stock purchase warrants, were issued an aggregate of 50,000,000 shares of Common Stock and, as a condition to exercising the common stock purchase warrants early,  new common stock purchase warrants were issued to purchase an aggregate additional 50,000,000 shares of Common Stock.

Subsequent to December 31, 2022, pursuant to the Company’s Qualified Regulation A Offering, we issued 176,599,998 shares of common stock in exchange for cash of $795,000, net of direct fees and commissions. As part of the offering, we also issued warrants to certain investors and placement agent to purchase 35,319,999 shares of common stock. The warrants are fully vested, exercisable at $0.02 per share and will expire in five years.

Subsequent to December 31, 2022, pursuant to our private placement under Rule 506(b) of Regulation D, we sold 78,000,000 warrants to purchase shares of common stock in exchange for cash of $18,000, net of direct fees and commissions. The warrants are fully vested, exercisable at $0.02 per share and will expire in five years.

Going Concern

We have yet to establish any history of profitable operations. During the year ended December 31, 2022, we incurred a net loss of $8,829,000 and used cash in operating activities of $4,258,000, and at December 31, 2022, we had a stockholders’ deficit of $14,855,000. In addition, we are in default on notes payable and convertible notes payable in the aggregate amount of $2,825,000. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

At December 31, 2022, we had cash on hand in the amount of $192,000. Subsequent to December 31, 2022, we received proceeds of $813,000 on the sale of common shares and warrants (see Note 15 to the accompanying consolidated financial statements). We believe we have enough cash to sustain operations through June 30, 2023. Our ability to continue as a going concern is dependent upon its ability to continue to implement our  business plan. Currently, management is attempting to increase revenues by selling through a channel of distributors, value added resellers, strategic partners and original equipment manufacturers. While we believe in the viability of its strategy to increase revenues, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon its ability to increase its customer base and realize increased revenues. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to us.    Even if we are able to obtain additional financing, if needed, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

Changes in Authorized Shares and Forward Split of BlockSafe Shares

In April 2020, an increase of our  authorized common stock shares  from twelve billion (12,000,000,000) to seventeen billion (17,000,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to our Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in April 2020.

In April 2020, our Board of Directors and the holders of a majority of the voting power approved a resolution to effectuate a 500:1 Reverse Stock Split resolution for a reduction in the authorized common stock from seventeen billion (17,000,000,000) to fourteen billion (14,000,000,000), $0.0001 par value. The amendment was adopted in June 2020.

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

The Company’s revenue consists of revenue from sales and support of our software products. Revenue primarily consists of sales of software licenses and subscriptions of our ProtectID®, GuardedID®, MobileTrust®, Zerify Meet™ and Zerify Defender™ products. We recognize revenue from these arrangements ratably over the contractual service period. For service contracts, the Company’s performance obligations are satisfied, and the related revenue is recognized, as services are rendered.

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

Please see pages F-1 through F-25.

Zerify, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors of

Zerify, Inc.

Edison, NJ

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zerify, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, during the year ended December 31, 2022, the Company incurred a net loss and utilized cash in operations, and at December 31, 2022, had a stockholders' deficit.  In addition, $2,867,000 of notes payable were in default as of that date. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As discussed in Notes 11 and 12 to the consolidated financial statements, the Company issues stock options and stock warrants to certain officers, employees and consultants as compensation (the “Equity Awards”). The fair values of these Equity Awards were determined as of the grant date using a Black-Scholes option-pricing model (the “Black-Scholes Model”). The selection of the valuation methodology and assumptions utilized in the Black-Scholes Model are based, in part, upon assumptions for which management is required to use judgment, particularly the risk-free interest rate, volatility, and dividend yield.

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

Weinberg & Company, P.A

Los Angeles, California

April 14, 2023

ZERIFY, INC.

CONSOLIDATED BALANCE SHEET

	December 31, 2022	December 31, 2021

ASSETS
Current Assets:
Cash (includes VIE balances of $1,000 and $1,000, respectively)	$192,000	$2,084,000
Accounts receivable, net	20,000	24,000
Prepaid expenses	-	13,000

Total current assets	212,000	2,121,000

Property and equipment, net	36,000	-
Operating lease right-of-use asset	54,000	107,000
Other assets	11,000	12,000

Total Assets	$313,000	$2,240,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses (includes VIE balances of $4,000 and $2,000, respectively)	$1,160,000	$996,000
Convertible notes payable, net of discount of $96,000 and $0, respectively (including $895,000 and $895,000 in default)	1,282,000	1,398,000
Convertible notes payable – related parties	268,000	268,000
Notes payable, net of discount of $323,000 and $0, respectively (including $1,930,000 and $1,972,000 in default, respectively) (includes VIE balances of $285,000 and $310,000, respectively)	2,826,000	1,972,000
Notes payable – related parties	693,000	693,000
Accrued interest (including $1,557,000 and $1,497,000 due to related parties, respectively) (includes VIE balances of $134,000 and $120,000, respectively)	5,865,000	5,477,000
Contingent payment obligation	1,500,000	1,500,000
VIE Financing obligation	1,263,000	1,263,000
Operating lease liability, current portion	56,000	39,000
Derivative liability	112,000	-

Total current liabilities	15,025,000	13,606,000

Notes payable, long-term portion	142,000	150,000
Operating lease liability, long-term portion	1,000	73,000

Total Liabilities	15,168,000	13,829,000

Commitments and Contingencies

Stockholders’ Deficit
Series A Preferred stock, no par value; 100 shares authorized; 3 shares issued and outstanding	987,000	987,000
Series B Preferred stock par value $0.10: 100,000,000 shares authorized; 36,667 shares issued and outstanding	4,000	4,000
Preferred stock series not designated par value $0.10: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.0001: 4,000,000,000 shares authorized; 1,109,417,572 and 955,380,225 shares issued and outstanding, respectively	110,000	96,000
Additional paid-in capital	67,124,000	59,788,000
Accumulated deficit	(82,190,000)	(71,595,000)
Total Zerify, Inc. stockholders’ deficit	(13,965,000)	(10,720,000)
Noncontrolling interest in consolidated subsidiary	(890,000)	(869,000)

Total Stockholders’ Deficit	(14,855,000)	(11,589,000)

Total Liabilities and Stockholders’ Deficit	$313,000	$2,240,000

See accompanying notes to the consolidated financial statements.

ZERIFY, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	For the Years Ended December 31,
	2022	2021

Revenue	$103,000	$193,000

Operating expenses:
Cost of revenue	34,000	27,000
Selling, general and administrative expenses	7,711,000	9,448,000
Research and development	580,000	566,000

Total operating expenses	8,325,000	10,041,000

Loss from operations	(8,222,000)	(9,848,000)

Other income (expense):
Interest and financing expenses (including $121,000 and $121,000 to related parties)	(516,000)	(7,016,000)
Debt discount amortization	(141,000)	(52,000)
Change in fair value of derivative liabilities	52,000	(219,000)
Loss on extinguishment of debt, net	-	(109,000)
Other expense	(2,000)	(1,000)

Other income (expense), net	(607,000)	(7,397,000)

Net loss	(8,829,000)	(17,245,000)
Net loss attributable to noncontrolling interest	21,000	46,000

Net loss attributable to Zerify, Inc.	(8,808,000)	(17,199,000)

Deemed dividend to warrant holders	(1,787,000)	-

Net loss to common stockholders	$(10,595,000)	$(17,199,000)

Net loss per common share
-Basic and diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding
-Basic and diluted	1,001,263,673	868,770,818

See accompanying notes to the consolidated financial statements.

ZERIFY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at January 1, 2020	3	$987,000	36,667	$4,000	718,263,338	$72,000	$39,814,000	$(54,396,000)	$(823,000)	$(14,342,000)

Common stock issued for cash	-	-	-	-	119,666,450	12,000	5,356,000	-	-	5,368,000

Fair value of common stock issued for services	-	-	-	-	3,365,138	1,000	180,000	-	-	181,000

Fair value of vested options	-	-	-	-	-	-	6,757,000	-	-	6,757,000

Fair value of common stock issued as a financing cost	-	-	-	-	45,150,500	5,000	6,564,000	-	-	6,569,000

Common stock issued upon cashless exercise of warrants	-	-	-	-	12,349,726	1,000	(1,000)	-	-	-

Common stock issued upon cashless exercise of options	-	-	-	-	39,955,655	3,000	(3,000)	-	-	-

Common stock issued upon conversion of notes and accrued interest	-	-	-	-	16,168,589	2,000	1,033,000	-	-	1,035,000

Common stock issued upon conversion of debt settlement	-	-	-	-	460,829	-	88,000	-	-	88,000

Net loss	-	-	-	-	-	-	-	(17,199,000)	(46,000)	(17,245,000)

Balance at December 30, 2021	3	987,000	36,667	4,000	955,380,225	96,000	59,788,000	(71,595,000)	(869,000)	(11,589,000)

Common stock issued upon exercise of warrants for cash	-	-	-	-	100,000,000	10,000	1,430,000	-	-	1,440,000

Common stock issued for cash	-	-	-	-	40,100,000	3,000	177,000	-	-	180,000

Fair value of warrants granted for services	-	-	-	-	-	-	435,000	-	-	435,000

Fair value of warrants issued with notes payable accounted for as debt discount	-	-	-	-	-	-	260,000	-	-	260,000

Fair value of common stock issued for services	-	-	-	-	30,105,936	3,000	420,000			423,000

Fair value of vested options							2,990,000			2,990,000

Deemed dividend to warrant holders	-						1,787,000	(1,787,000)		-

Repurchase of common stock and warrants	-				(16,168,589)	(2,000)	(163,000)			(165,000)

Net loss	-	-	-					(8,808,000)	(21,000)	(8,829,000)

Balance at December 31, 2022	3	$987,000	36,667	$4,000	1,109,417,572	$110,000	$67,124,000	$(82,190,000)	$(890,000)	$(14,855,000)

See accompanying notes to the consolidated financial statements.

ZERIFY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(8,829,000)	$(17,245,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,000	4,000
Amortization of discount	141,000	52,000
Financing costs	64,000	-
Right-of-use asset	53,000	51,000
Fair value of common stock issued for services	423,000	181,000
Fair value of vested options and warrants	3,425,000	6,757,000
Fair value of common stock issued for financing services	-	6,569,000
Change in fair value of derivative liabilities	(52,000)	219,000
Loss on extinguishment of debt	-	112,000
Changes in operating assets and liabilities:
Accounts receivable	4,000	(4,000)
Prepaid expenses and other assets	14,000	8,000
Accounts payable and accrued expenses	163,000	(14,000)
Accrued interest	388,000	298,000
Operating lease liability	(55,000)	(51,000)
Net cash used in operating activities	(4,258,000)	(3,063,000)

Cash flows from investing activities:
Purchases of property and equipment	(39,000)	-
Net cash used in investing activities	(39,000)	-

Cash flows from financing activities:
Proceeds from exercise of warrants	1,440,000	-
Proceeds from sale of common stock	180,000	5,368,000
Proceeds from sale of convertible notes	100,000	-
Proceeds from notes payable	1,075,000	177,000
Repayment of convertible note payable	(120,000)	(40,000)
Repayment of notes payable	(105,000)	(231,000)
Repurchase of common stock and warrants	(165,000)
Repayment of convertible notes payable-related parties	-	(30,000)
Repayment of notes payable-related parties	-	(259,000)
Net cash provided by financing activities	2,405,000	4,985,000

Net increase (decrease) in cash	(1,892,000)	1,922,000

Cash at beginning of the year	2,084,000	162,000

Cash at end of the year	$192,000	$2,084,000

Supplemental disclosure of cash flow information:
Interest paid	$8,000	$120,000
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing transactions
Fair value of derivative upon issuance of convertible debt recorded as debt discount	$164,000	$-
Fair value of warrant recorded as debt discount	$260,000	$-
Common stock issued for conversion of notes and accrued interest	$-	$1,035,000
Common shares issued upon conversion of debt settlement	$-	$88,000
Warrants issued with convertible notes	$-	$-

See accompanying notes to the consolidated financial statements.

ZERIFY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 1 – Organization and Summary of Significant Accounting Policies

Zerify, Inc. (formerly known as StrikeForce Technologies, Inc.) (the “Company”), a software development and services company, offers a suite of integrated computer network security products using proprietary technology. The Company’s operations are based in Edison, New Jersey.

On April 26, 2022, the Company applied for the Zerify trademark, ZERIFY™, which is intended to cover the categories of:

•	downloadable or recorded computer software for encryption;

•	downloadable or recorded computer software for cyber security assessment and protection;

•	anti-spyware software; downloadable or recorded computer application software for mobile devices, namely, software for protecting people from identity theft;

•

downloadable or recorded computer software for guarding users of computers and remote access devices from identity theft, featuring various software tools, namely, anti-keyboard logger and keyboard stroke encryption.

On June 14, 2022, the Company’s Board of Directors and by consent majority shareholder vote  approved  changing the Company’s name from StrikeForce Technologies, Inc. to Zerify, Inc.  The name change was made to  better reflect  the Company’s business plans centered around its   cyber security software products.

On August 1, 2022,  FINRA approved the Company’s  Common Stock being quoted on the OTCQB Market under the symbol “ZRFY” (formerly “SFOR”).

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In the fiscal year ended December 31, 2022, the Company incurred a net loss of $8,829,000 and used cash in operating activities of $4,258,000 and  had a stockholders’ deficit of $14,855,000. Additionally,  at December 31, 2022, the Company is in default on notes payable and convertible notes payable in the aggregate amount of $2,825,000. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2022, the Company had cash on hand in the amount of $192,000. Subsequent to December 31, 2022, we received net proceeds of $813,000 on the sale of common shares and warrants (see Note 15). The Company believes it has enough cash to sustain operations through June 30, 2023. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan. Currently, the Company plan to increase revenues includes selling through a channel of distributors, value added resellers, strategic partners and original equipment manufacturers, of which there are no assurances of success. The Company’s ability to continue as a going concern is dependent upon its ability to increase its customer base and realize increased revenues. Additionally, the Company is at risk of the unavailability of financing and even if available, not on satisfactory terms. and which may contain undue restrictions on its operations or cause substantial dilution from financing.

Basis of presentation and principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, BlockSafe Technologies, Inc. (“BST”).  The Company owns 49% of BST and 31% is owned by three of the Company’s executive officers.  BST meets the definition of a variable interest entity (“VIE”)  because  the Company is the primary beneficiary of BST. BST’s operating results, assets and liabilities are consolidated by the Company. Intercompany balances and transactions have been eliminated in consolidation.

The Company and BST have a management agreement pursuant to which BST is required shall remit a monthly management fee of $36,000 to the Company; when BST reaches $1,000,000 in financing, BST will owe the Company an additional monthly management fee of approximately $140,000 for a three year period. The management fee is eliminated in consolidation. At December 31, 2022 and 2021, the amount of VIE cash on the accompanying consolidated balance sheets can be used only to settle obligations of BST. The amounts of VIE accounts payable, VIE Notes Payable, VIE Accrued Interest, and VIE Financing Obligation have no recourse to the Company’s general creditors.

COVID-19

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic,  which has continued to spread, has adversely affected workforces, customers, economies, and financial markets globally, and  disrupted  normal business operations.  The outbreak could   adversely affect demand for the Company’s products and negatively impact the Company’s business and results of operations.

During the years ended December 31, 2022 and 2021,  the COVID-19 pandemic did negatively impact the Company’s  operating results. For the years ended December 31, 2022, and 2021, the Company’s sales  decreased by 47%,  compared to the prior year, however, there have not been any impairments of the Company’s  assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. the Company cannot  predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

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

The Company’s revenue consists of revenue from sales and support of our software products. Revenue primarily consists of sales of software licenses of our ProtectID®, GuardedID®, MobileTrust®, Zerify Meet™ and Zerify Defender™ products. The Company recognizes subscription revenue over a one-month period based on a typical monthly renewal cycle in accordance with its customer agreement terms. For service contracts, the Company’s performance obligations are satisfied, and the related revenue is recognized, as services are rendered.

The Company offers no discounts, rebates, rights of return, or other allowances to clients which would result in the establishment of reserves against service revenue. To date, the Company has not incurred incremental costs in obtaining customer contracts.

Cost of revenue includes direct costs and fees related to the sale of our products.

The following tables present our revenue disaggregated by major product and service lines:

	Years Ended December 31,
	2022	2021
Software	$96,000	$193,000
Service	7,000	-
Total revenue	$103,000	$193,000

Accounts Receivable

Accounts receivable consist of trade amounts due from customers and are recorded at invoiced amounts. The Company maintains an allowance for doubtful accounts receivable based upon our business customers’ financial condition and payment history, and our historical collection experience and expected collectability of accounts receivable. If the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded. At December 31, 2022 and 2021, the allowance for doubtful accounts was $20,000 and $20,000, respectively.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets as follows:

Estimated Useful Life (Years)

Computer equipment	5
Computer software	3
Furniture and fixture	7
Office equipment	7

Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations. Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2022 and 2021, the Company did not recognize any impairment for its property and equipment.

Impairment of Long-lived Assets

The Company reviews its property and equipment, right-of-use assets, and other long-lived assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. For the years ended December 31, 2022 and 2021, the Company had no impairment of long-lived assets.

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

Leases

The Company leases its  corporate office space under a lease agreement with monthly payments over a period of 60 months. Pursuant to ASC 842, Leases, lease assets are presented as operating lease right-of-use assets and the related liabilities are presented as lease liabilities in our consolidated balance sheets (see Note 10).

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

As of December 31, 2022, the Company’s balance sheet includes Level 3 liabilities comprised of the fair value of embedded derivative liabilities of $112,000 (see Note 9).

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

	Years Ended December 31,
	2022	2021
Options to purchase common stock	150,633,001	83,133,001
Warrants to purchase common stock	362,729,077	68,981,234
Convertible notes	29,450,564	21
Convertible Series B Preferred stock	1,255,638	1,255,638
Total	544,068,280	153,369,894

Advertising, Sales and Marketing Costs

Advertising, sales and marketing costs are expensed as incurred and are included in sales and marketing expenses. For the years ended December 31, 2022 and 2021, advertising, sales and marketing expenses were $313,000 and $103,000, respectively.

Research and Development Costs

Costs incurred for research and development are expensed as incurred. The salaries, benefits, and overhead costs of personnel conducting research and development of the Company’s software products constitute  research and development expenses. Purchased materials that do not have an alternative future use are also expensed. For the years ended December 31, 2022 and 2021, research and development costs were $580,000 and $566,000, respectively.

Concentrations

For the year ended December 31, 2022, sales to two customers comprised 39% and 34% of revenues, respectively. For the year ended December 31, 2021, sales to three customers comprised 36%, 32% and 19% of revenues, respectively. At December 31, 2022, no customer comprised more than 10% of accounts receivable. At December 31, 2021, two customers comprised 65% and 14% of accounts receivable, respectively.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses – Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. As a small business filer, ASU 2020-06 will be effective January 1, 2024, for the Company and the provisions of this update can be adopted using either the modified retrospective method or a fully retrospective method. Management ©s currently assessing the impact of adopting this standard on the Company’s financial statements and related disclosures.

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt–- Modifications and Extinguishments (Subtopic 470-50), Compensation–- Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity – Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force).” The ASU addresses how an issuer should account for modifications or an exchange of freestanding written call options classified as equity that is not within the scope of another Topic. For both public and private companies, the ASU is effective for fiscal years beginning after December 15, 2021. Transition is prospective. The Company has elected early adoption of ASU 2021-04.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 2 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	December 31, 2022	December 31, 2021
Computer equipment	$84,000	$82,000
Computer software	45,000	44,000
Furniture and fixtures	46,000	10,000
Office equipment	17,000	17,000
	192,000	153,000
Less accumulated depreciation	(156,000)	(153,000)
	$36,000	$-

Depreciation expense for the years ended December 31, 2022 and 2021 was $3,000 and $4,000, respectively.

Note 3 – Convertible Notes Payable

Convertible notes payable consisted of the following:

	December 31, 2022	December 31, 2021
Unsecured
(a) Convertible notes due to AL-Bank	$383,000	$503,000
(b) Convertible note with Diagonal Lending	100,000	-

Unsecured
(c) Convertible notes with fixed conversion features, in default	895,000	895,000
Convertible notes payable	1,378,000	1,398,000
Less debt discount	(96,000)	-
Total Convertible notes payable	$1,282,000	$1,398,000

(a) During fiscal 2005, the Company issued notes payable to DART/Citco Global in the aggregate of $543,000. The notes bear interest at an average rate of 7.5% per annum and matured in December 2010. The aggregate notes are convertible by the note holder into less than one share of the Company’s common stock based on a fixed conversion price adjusted for applicable reverse stock splits that occurred in prior fiscal years. In fiscal 2009, the note holders agreed to the forbearance of any interest on the notes payable to DART/Citco Global. In August 2021, the notes were assigned to Aktieselskabet Arbejdernes Landsbank (“AL-Bank”), a Denmark based financing institution. In September 2021, the Company executed a repayment agreement with AL-Bank requiring the Company to  make monthly payments of $10,000 to AL-Bank, starting in October 2021 and ending in March 2025 (see Note 15), for a total of $400,000. Once the payments are made in full pursuant to  the repayment agreement, the remaining balance of $143,000 will  be forgiven and will be accounted for at that time. At December 31, 2021, the outstanding balance of convertible notes payable amounted to $503,000. During the year ended December 31, 2022, the Company made principal payments of $120,000. At December 31, 2022, the outstanding balance of the unsecured convertible notes payable amounted to $383,000. The convertible notes payable, including accrued interest are convertible to approximately two shares of the Company’s common stock.

(b) On December 15, 2022, the Company issued a convertible note payable to 1800 Diagonal Lending LLC (“Diagonal Lending”) for  $100,000.  The note is unsecured, bears interest at a rate of 12%, or 22% on default, is due on December 15, 2023, and has a repayment penalty of 120% of the unpaid principal and unpaid interest if prepaid within 180 days of December 15, 2022. The convertible note payable is convertible into shares of the Company’s common stock at a conversion price of 65% of the two lowest daily volume weighted average price (“VWAP”) of the Company’s common stock during the 15 trading days immediately preceding the conversion date. As the ultimate determination of shares of common stock to be issued upon conversion of these debentures can exceed the current number of available authorized shares, the Company determined that the conversion features of these debentures are not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as a derivative liability (see Note 9).  Of the incurred derivative liability of $164,000 related to the conversion feature of the debentures, $100,000 was accounted as debt discount and the remaining $64,000 as financing costs. The debt discount is being amortized to interest expense over the term of the corresponding debentures. As of December 31, 2022, the unamortized debt discount was $96,000. The convertible notes payable, including accrued interest are convertible to approximately 29,450,549 shares of the Company’s common stock.

(c) During fiscals 2005 through 2007, the Company issued notes payable in the aggregate of $895,000. The notes are unsecured, bear interest at a rate starting at 8% up to 18% per annum, were due on various dates from March 2008 to March 2015, and are currently in default. The aggregate notes are convertible by the note holders into less than one share of the Company’s common stock based on fixed conversion prices adjusted for applicable reverse stock splits that occurred in prior fiscal years. At December 31, 2022 and December 31, 2021, the outstanding balance of unsecured convertible notes payable amounted to $895,000 and $895,000, respectively, and are deemed in default. The convertible notes payable, including accrued interest are convertible to approximately thirteen shares of the Company’s common stock.

Note 4 – Convertible Notes Payable – Related Parties

In prior years, the Company issued unsecured convertible notes to its Chief Executive Officer (CEO) in exchange for cash and/or services rendered. The notes have a compounded interest rate of 8% per annum and will mature on December 31, 2023, as amended. The aggregate notes are convertible by the note holders into less than one share of the Company’s common stock at fixed conversion prices adjusted for applicable reverse stock splits. As of December 31, 2022 and December 31, 2021, the outstanding balance of the notes payable amounted to $268,000.

Note 5 – Notes Payable

Notes payable consisted of the following:

	December 31, 2022	December 31, 2021
Unsecured
(a) Notes payable- $1,639,000 - in default	$1,639,000	$1,639,000
(b) Notes payable issued by BST - in default	286,000	310,000
(c) Note payable-EID loan	149,000	150,000

Secured
(d) Notes payable – October 2022	1,000,000	-
(e) Notes payable - in default	6,000	23,000
(f) Notes payable – July 2022	211,000	-
Total notes payable principal outstanding	3,291,000	2,122,000
Less debt discount	(323,000)	-
Total notes payable	2,968,000	2,122,000
Less current portion of notes payable, net of discount	(2,826,000)	(1,972,000)
Long term notes payable	$142,000	$150,000

(a) In previous years, the Company issued notes payable in exchange for cash. The notes are unsecured, bear interest at a rate of 8% through 14% per annum and matured starting in fiscal 2011 up to November 2021. At December 31, 2022 and December 31, 2021, the outstanding balance of the notes payable was $1,639,000, respectively, and are in default.

(b) In fiscal 2018, the Company’s consolidated subsidiary BlockSafe, issued promissory notes in exchange for cash. The notes are unsecured, bearing interest at a rate of 8% per annum, and matured in September 2019. At December 31, 2022, the outstanding balance of the notes payable amounted to $310,000. During the year ended December 31, 2022, the Company made principal payments of $24,000. At December 31, 2022, the outstanding balance of the BlockSafe notes payable amounted to $286,000, and are in default.

(c) On May 15, 2020, the Company received a $150,000 loan (the “EID Loan”) from the Small Business Administration (SBA)under the SBA’s Economic Injury Disaster Loan program. The EID Loan has a thirty-year term and bears interest at a rate of 3.75% per annum. Monthly principal and interest payments of $250 per month are deferred for twenty-four months and will commence in June 2022. The EID Loan may be prepaid at any time prior to maturity with no prepayment penalties. The proceeds from the EID Loan must be used for working capital. The EID Loan contains customary events of default and other provisions customary for a loan of this type.  During the year ended December 31, 2022, the Company made principal payments of $1,000. At December 31, 2022 and 2021, the outstanding balance of the EID loan amounted to $149,000 and $150,000, respectively. The Company was in compliance with the terms of the EID loan as of December 31, 2022.

(d) On October 26, 2022, the Company entered into a Securities Purchase Agreement  with Walleye Opportunities Master Fund Ltd., a Cayman Islands company (“Walleye”), whereby Walleye purchased a promissory note of the Company, in the aggregate principal amount of One Million Dollars ($1,000,000) (the “Note”), which is convertible by Walleye into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) upon an Event of Default .

On the Closing Date (specifically October 26, 2022), the Company received $800,000 which represented the principal of $1,000,000 less an original issue discount in the amount of $200,000 paid to Walleye. Walleye received a seven (7) month note, with no interest and, only in the event of a default (after the Maturity Date) of twelve percent (12%) per annum. The Company shall have the right, exercisable on seven (7) Trading Days prior written notice to Walleye, to prepay the outstanding Principal Amount then due under this Note prior to any default. Walleye may demand immediate repayment in the event of  certain events, including a financing. In the event of default, Walleye shall have, as of and after any event of default, the option to cover the outstanding obligation of the Note time 120% at 90% of the lowest VWAP of the Common Stock on the date of the applicable conversion (the “Conversion Date”) or at any point during the four (4) Trading Day period immediately prior to the date of the applicable conversion.

In addition, on the Closing Date, Walleye received a five year Fifty Million (50,000,000) common stock purchase warrants, exercisable at $0.01 per share which shall be earned in full as of the Closing Date of October 26, 2022. The  common stock purchase warrant has  a cashless exercise provision (unless there is a registration statement registering the underlying shares to the common stock purchase warrants).  As a result of these issuances and grants, the Company incurred the following (a) relative fair value of the warrants granted of $260,000; and (b) original issue discounts of $200,000 of the debentures for a total of $460,000 which was allocated as debt discount. The debt discount is being amortized to interest expense over the term of the corresponding debentures. As of December 31, 2022, the unamortized debt discount was $323,000.

From October 26, 2022 until the Note is extinguished in its entirety, Walleye shall receive a right of participation and first right of refusal on subsequent financings as described in the Agreement.

On October 26, 2022, through a Security Agreement of the same date, the Company’s Subsidiaries (specifically BlockSafe Technologies, Inc. and Cyber Security Risk Solutions, LLC) agreed to guarantee and act as surety for payment of the Note.

At December 31, 2022, the outstanding balance of the note payable was $1,000,000.

(e) In fiscal 2019 and 2020, the Company issued notes payable aggregating $468,000. The notes bear interest at a rate starting from 8% to 37% per annum, each agreement secured by substantially all of the assets of the Company, maturing between March 2020 and July 2021. The Company also made principal payments of $319,000, and one unsecured note of $21,000 was extinguished as part of a debt settlement obligation transaction. At December 31, 2021, the outstanding balance of the unsecured note agreements was $23,000. During the year ended December 31, 2022, the Company made principal payments of $17,000. At December 31, 2022, the outstanding balance of the secured notes payable was $6,000 and is in default.

(f) In July 2022, the Company issued notes payable aggregating $275,000. The notes bear average interest rate of 51% per annum, each agreement secured by substantially all of the assets of the Company and maturing in January 2024.  During the year ended December 31, 2022, the Company made principal payments of $64,000.  At December 31, 2022, the outstanding balance of the secured notes payable was $211,000.

Note 6 – Notes Payable – Related Party

Notes payable-related party notes represent unsecured notes payable to the Company’s Chief Executive Officer (CEO) ranging in interest rates of 0% per annum to 10% per annum and will mature on December 31, 2023, as amended. The outstanding balance of these notes payable at December 31, 2022 and December 31, 2021 amounted to $693,000.

Note 7 – VIE Financing Obligation

The Company is in the process of developing Coins or Tokens which are envisioned as virtual currency. In fiscal 2018, the Company’s consolidated subsidiary, BlockSafe, issued promissory notes to unrelated parties aggregating $776,000. As part of issuance, the Company agreed to pay a financing obligation to the note holders equal to the note principal in tokens, as defined by promissory notes and subscription agreements that would be controlling with respect to any offer or sale of tokens to be issued by BlockSafe. In addition, the Company also agreed to issue tokens to an unrelated party in exchange for cash of $50,000.

During the year ended December 31, 2019, BlockSafe agreed to issue tokens to unrelated parties in exchange for cash of $122,000. In addition, certain note holders of promissory notes issued by BlockSafe agreed to exchange $315,000 of outstanding principal and accrued interest into the financing obligation to be paid by tokens to be issued by BlockSafe.

At December 31, 2022 and December 31, 2021, the outstanding balance of financing obligations amounted to $1,263,000, respectively, to be paid in tokens.  At December 31, 2022 and through the date of filing, BlockSafe has not developed or issued any tokens and there is no assurance as to whether, or at what amount, or on what terms, tokens will be available to be issued, if ever. At December 31, 2022, as the tokens do not exist, and any amounts received for tokens are not considered equity or revenue, management determined that 100% of the obligation of $1,263,000 is a liability to be settled by BlockSafe, through the issuance of tokens, or through other means if tokens are never issued.

Note 8 – Contingent Payment Obligation

On September 6, 2017, the Company entered into a litigation funding agreement with Therium Inc. (subsequently Therium Luxembourg) and VGL Capital, LLC (collectively the “Funders”) for financing of $1,500,000 from the Funders to allow the Company to pursue patent enforcement actions against alleged infringements of its patents. In exchange for the financing, the Funders are entitled to receive( after the payment of legal fees),  the first $1,500,000 from the gross proceeds of any claims awarded, 10% of any additional claim proceeds until the Funders have received an additional $7,500,000, and 2.5% of any claim proceeds thereafter.  The Funders are to be paid only  if the Company achieves recoveries of claim proceeds.  At December 31, 2022 and 2021, the Company has reflected the $1,500,000 received from the Funders as a contingent payment obligation to be paid only if patent enforced claim proceeds are recovered.

Note 9 – Derivative Financial Instruments

The FASB has issued authoritative guidance whereby instruments which do not have fixed settlement provisions are deemed to be derivative instruments. During fiscal year 2022, the Company issued convertible debentures, and in accordance with the FASB authoritative guidance, the conversion features have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

As of December 31, 2022, the derivative liabilities were valued using the Binomial pricing model and/or Black Scholes pricing model with the following assumptions:

	At December 31, 2022	Issued December 15, 2022	At December 31, 2021

Stock Price	$0.0055	$0.0075	$-
Exercise Price	$0.0034	$0.0034	$-
Expected Life (Years)	0.80	0.84	-
Volatility	165%	159%	-%
Dividend Yield	0%	0%	-%
Risk-Free Interest Rate	4.73%	4.65%	-%

Fair value:
Conversion feature	$112,000	$164,000	$-

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the historical volatility of its common stock to estimate the future volatility for its common stock. The expected life of the conversion feature of the notes was based on the remaining term of the notes. The expected dividend yield was based on the fact that the Company has not customarily paid dividends in the past and does not expect to pay dividends in the future.

At December 31, 2020, the balance of the derivative liabilities was $163,000.  During the year ended December 31, 2021, the corresponding convertible notes payable were converted to equity. Pursuant to current accounting guidelines, the Company determined the final fair value of the derivative liability which amounted to $382,000 and as a result, the Company recorded a change in fair value of $219,000. The Company also extinguished the derivative liability of $382,000 as part of loss on debt extinguishment in accordance with current accounting guidelines. At December 31, 2021, the Company has no more instruments accounted as derivative liabilities.

On December 15, 2022, the Company recognized derivative liabilities of $164,000 upon issuance of additional secured convertible debentures (see Note 5). Pursuant to current accounting guidelines, the Company determined the fair value of the derivative liability on December 31, 2022 was $112,000, and as a result, recorded a change in fair value of $52,000 as a component of other income and expenses in the consolidated statements of operations.  At December 31, 2022, the balance of the derivative liabilities was $112,000.

Note 10 – Operating Lease

In January 2019, the Company entered into a noncancelable operating lease for its office headquarters requiring payments of approximately $5,000 per month, payments increasing 3% each year, and ending on January 31, 2024. The Company determines if an arrangement is a lease at inception. Lease assets are presented as operating lease right-of-use assets and the related liabilities are presented as lease liabilities in our consolidated balance sheets pursuant to ASC 842, Leases.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Year ended December 31, 2022	Year ended December 31, 2021
Lease Cost
Operating lease cost (included in general and administration in the Company’s statement of operations)	$61,000	$56,000

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2022 and 2021	$58,000	$55,000
Weighted average remaining lease term – operating leases (in years)	1.1	2.1
Average discount rate – operating leases	10.0%	10.0%

The supplemental balance sheet information related to leases for the period is as follows:

At December 31, 2022
Operating leases
Long-term right-of-use assets	$54,000

Short-term operating lease liabilities	$56,000
Long-term operating lease liabilities	1,000
Total operating lease liabilities	$57,000

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
2023	58,000
2024	-
Total lease payments	58,000
Less: Imputed interest/present value discount	(1,000)
Present value of lease liabilities	$57,000

Lease expenses were $61,000 and $56,000 during the years ended December 31, 2022 and 2021, respectively.

Note 11 – Stockholders’ Deficit

Preferred Stock

On October 21, 2010, the Company amended its Articles of Incorporation in New Jersey to authorize 10,000,000 shares of preferred stock, par value $0.10, the  designations, rights, and preferences  to be determined by the Board of Directors. On November 15, 2010, the Company changed its domicile from the State of New Jersey to the State of Wyoming.

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

The Series B Preferred Stock has preferential liquidation rights in the event of any liquidation, dissolution or winding up of the Company, such liquidation rights to be paid from the assets of the Company not delegated to parties with greater priority at $1.00 per share or, in the event an aggregate subscription by a single subscriber of the Series B Preferred Stock is greater than $100,000,000, $0.997 per share. The Series B Preferred Stock is  convertible into a number of common stock shares  equal to the price of the Series B Preferred Stock divided by the par value of the Series B Preferred Stock. The option to convert the shares of Series B Preferred Stock may not be exercised until three months following the issuance of the Series B Preferred Stock to the recipient shareholder. The Series B Preferred Stock shall have ten votes on matters presented to the shareholders of the Company for one share of Series B Preferred Stock held. The initial price of the Series B Preferred Stock shall be $2.50, (subject to adjustment by the Company’s Board of Directors) until such time, if ever, the Series B Preferred Stock are listed on a secondary and/or public exchange.

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

Series A Preferred Stock

In 2011, the Company issued three shares of non-convertible Series A Preferred Stock valued at $329,000 per share, or $987,000 in the aggregate to three members of the management team. The Series A Preferred Stock are convertible into four times the total number of common shares plus the total number of shares of Series B preferred stock issued and outstanding at the time of conversion and have voting rights equal to eighty percent of the total issued and outstanding shares of the Company’s common stock. This effectively provided the management team, upon retention of their Series A Preferred Stock, voting control on matters presented to the shareholders of the Company. The shareholders of the Series A Preferred Stock have each irrevocably waived their conversion rights relating to the Series A Preferred Stock issued.

At December 31, 2022 and 2021, there were 3 shares of Series A Preferred Stock outstanding. There were no issuances of Series A Preferred stock during fiscal 2022 and 2021.

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

At December 31, 2022 and 2021, there were 36,667 shares of Series B Preferred Stock outstanding. There were no issuances of Series B Preferred stock during fiscal 2022 and 2021.

Common Stock

Sale of Common Stock

During the year ended December 31, 2022,  pursuant to the Company’s Qualified Regulation A Offering, the Company issued 40,100,000 common stock shares  in exchange for cash of $180,000, net of direct fees and commissions. As part of the offering, the Company also issued warrants to certain investors and its placement agent to purchase 8,020,000 shares of common stock. The warrants are fully vested, exercisable at $0.02 per share and will expire in five years.

During the year ended December 31, 2021, pursuant to the Company’s  offering under Regulation A, the Company issued 119,666,450 shares of common stock in exchange for cash of $5,368,000, net of direct fees and commission. As part of the offering, the Company also issued warrants to certain investors and placement agent to purchase 55 million shares of common stock. The warrants are fully vested, exercisable at $0.05 per share and will expire in five years.

Common Stock Issued for Services

During the year ended December 31, 2022, the Company issued 30,105,936 shares of its common stock for services, with a fair value of $423,000.  The common shares were valued at the respective date of issuance. Included in this issuance were 2,500,000 and 10,000,000 shares issued to New to the Street in June and August of 2022 for services relating to a consulting agreement and were determined to have a fair value of $56,000 and $127,000, respectively.

During the year ended December 31, 2021, the Company issued 3,365,138 shares of its common stock for services, with a fair value of $181,000. The common stock shares were valued at the respective date of issuances. Included in this issuance was 500,000 shares of common stock with a fair value of $36,000, for the purchase of a complimentary business, Cybersecurity Risk Solutions, LLC. At the date of acquisition, Cybersecurity Risk Solutions, LLC had nominal assets and liabilities, no revenues and limited operating history. Furthermore, the Company also determined that the acquisition did not meet the requirement of a significant acquisition pursuant to the regulations of the Securities and Exchange Commission.

Common Stock Issued on Conversion of Notes Payable and Accrued Interest

During the year ended December 31, 2021, the Company issued 16,168,589 shares of common stock with a fair value of $1,035,000 upon conversion of convertible notes payable and accrued interest.

Common Stock Issued on Settlement of Debt

During the year ended December 31, 2021, the Company issued 460,829 shares of common stock with a fair value of $88,000 as debt settlement.

Repurchase of common stock and warrants

In May 2022, the Company repurchased 16,168,589 shares of common stock and 605,476 shares of warrants from an investor for $165,000.  All shares repurchased by the Company were retired immediately upon acquisition. As of December 31, 2022, there are no shares held in treasury.

Warrants

The table below summarizes the Company’s warrant activities for the years ended December 31, 2021 and 2022:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, January 1, 2020	27,405,475	$0.0045-2.90	$0.0117
Granted	55,000,000	0.05	0.05
Canceled/Expired	-	-	-
Exercised	(13,424,241)	-	-
Balance, January 1, 2021	68,981,234	0.0045-2.90	0.0421
Granted	394,353,319	0.0045 – 0.05	0.011
Canceled/Expired	(605,476)	0.0085 – 2.90	0.035
Exercised	(100,000,000)	0.08 – 2.90	0.165
Balance, December 31, 2022	362,729,077	$0.0045 – 0.75	$0.006

Balance outstanding and exercisable, December 31, 2022	362,729,077	$0.0045 – 0.75	$0.006

At December 31, 2022 and 2021, the intrinsic value of the warrants amounted to $13,000 and $473,000, respectively.

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2022:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.0045	333,333,319	4.79	$0.0045
0.005	13,333,334	2.87	$0.005
0.02	11,020,000	4.85	0.02
0.05	5,000,000	3.72	0.50
0.75	42,424	1.93	0.75

$0.0045 - $0.75	362,729,077	4.05	$0.006

Exercise of Warrants

During the year ended December 31, 2021, pursuant to the terms of the warrant grant, 13,333,334 warrant shares were exercised on a cashless basis in exchange for 12,349,726 common stock shares. In addition, 90,908 warrant shares granted to a financing entity in fiscals 2019 and 2020 as part of a financing transaction was exercised. As a result of the exercise, the Company issued 45,150,500 shares of common stock with a fair value of $6,569,000. The common shares issued were valued at the date of issuance and recorded as a finance cost.

Modification, Exercise and Grant of Warrants

On May 5, 2022, the Company entered into an Inducement Offer to Exercise Common Stock Purchase Warrants Letter Agreements (the “Exercise Agreements”) with certain of the holders of the Existing Warrants, the Special Equities Opportunity Fund, LLC and Gregory Castaldo, to exercise existing warrants to purchase an aggregate of 50,000,000 shares of Common Stock (the “Exercising Holders”). Pursuant to the Exercise Agreements, the Exercising Holders and the Company agreed that, subject to any applicable beneficial ownership limitations, the Exercising Holders would exercise their Existing Warrants (the “Investor Warrants”) for shares of Common Stock underlying such Existing Warrants (the “Exercised Shares”) at a reduced exercise price of $0.02 per share of Common Stock. In order to induce the Exercising Holders to cash exercise the Investor Warrants, the Exercise Agreements provide for the issuance of new warrants to purchase up to an aggregate of 50,000,000 shares of Common Stock (the “New Warrants”), with such New Warrants to be issued in an amount equal to the number of the Exercised Shares underlying any Investor Warrants. The New Warrants are exercisable after issuance, provide for a cashless exercise provision if the shares of Common Stock underlying the New Warrants are not registered and terminate on the date that is five years following the issuance of the New Warrants. The New Warrants have an exercise price per share of $0.05. The New Warrants and the shares of Common Stock issuable upon the exercise of the New Warrants are not being registered under the Securities Act of 1933 and are being offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act of 1933. The Exercised Shares are registered for resale on effective registration statements previously filed with the Securities and Exchange Commission. As a result, these warrant holders exercised their warrants and the Company issued 50 million shares of common stock for cash proceeds of $940,000, net of direct fees and commission.

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

Deemed Dividend to Warrant Holders

During the year ended December 31, 2022, the Company granted an aggregate of 150,000,000 warrants for services and financing activities that contained a provision requiring the Company to adjust the terms of the warrants when future financing events occur on more favorable terms. On December 21, 2022, and pursuant to the beneficial terms contained in the Company’s Qualified Regulation A Offering, the Company modified the 150,000,000 warrants by granting an additional 183,333,320 warrants and adjusting the warrant exercise from price from $0.01 per share to $0.0045 per share. Pursuant to current accounting guidelines, the Company recorded the incremental fair value of $1,787,000 as a deemed dividend.

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

On October 21,  2022, the Company granted warrants pursuant to a Financial Advisory Agreement, to purchase 50,000,000 shares of common stock for advisory services rendered. The warrants are fully vested, exercisable at of $0.01 per share, will expire in 5 years and with an estimated fair value $372,000 using the Black-Scholes-Merton option pricing model with the assumptions as set forth in the table below:

Assumptions
Exercise Price	$0.01
Share Price	$0.00752
Volatility %	224%
Risk Free Rate	4.34%
Expected Term (yrs.)	5
Dividend Rate	0%

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

Grants of Warrants on Issuance of Note Payable

Included in the issuance of a Note Payable to Walleye dated October 26, 2022 (see Note 5), Walleye received a grant of a five year Fifty Million (50,000,000) common stock purchase warrants, exercisable at $0.01 per share, which shall be earned in full as of October 26, 2022. The estimated relative fair value of the warrants was determined to be $260,000 using the Black-Scholes-Merton option pricing model with the assumptions as set forth in the table below:

Assumptions
Exercise Price	$0.01
Share Price	$0.0079
Volatility %	268%
Risk Free Rate	4.41%
Expected Term (yrs.)	5
Dividend Rate	0%

Note 12 – Stock Options

In November 2012, the stockholders approved the 2012 Stock Option Plan for the Company’s employees, effective January 3, 2013. The number of shares authorized for issuance under the plan was 100,000,000 and was increased to 400,000,000 in November 2017 by unanimous consent of the Board of Directors.

The table below summarizes the Company’s stock option activities for the years ended December 31, 2021 and 2022:

	Number of Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Balance, January 1, 2020	58,133,001	$0.005-1,121,250,000	$0.03704
Granted	67,500,000	0.005-0.0375	0.0104
Exercised	(42,500,000)	-	-
Expired	-	-	-
Balance, December 31, 2021	83,133,001	0.005-1,121,250,000	0.0274
Granted	67,500,000	0.0045	0.0045
Exercised	-	-	-
Expired	-	-	-
Balance outstanding, December 31, 2022	150,633,001	$0.0045-1,121,250,000	$0.0307
Balance exercisable, December 31, 2022	87,212,671	$0.0045-1,121,250,000	$0.0497

The following table summarizes information concerning the Company’s stock options as of December 31, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$1,121,250,000	1	0.01	$1,121,250,000	1	0.01	$1,121,250,000
3.0000	518,000	4.04	3.0000	518,000	4.04	3.0000
2.0000	115,000	6.97	2.0000	115,000	6.97	2.0000
0.0375	65,000,000	8.98	0.0375	65,000,000	8.98	0.0375
0.005	17,500,000	8.08	0.0050	17,500,000	8.08	0.0050
0.0045	67,500,000	9.97	0.0045	4,079,670	9.97	0.0045
$0.0045 – 1,121,250,000	150,633,001	6.43	$0.0307	87,212,671	6.43	$0.0497

At December 31, 2022 and 2021, the intrinsic value of outstanding options was $76,000 and $3,225,000, respectively.

During the year ended December 31, 2022, the Company recorded an additional stock compensation expense of $2,958,000 to account for options granted in the prior year that vested. The Company also granted options to purchase an aggregate of 67,500,000 shares of its common stock to employees. The options have an exercise price of $0.0045 per share, vest over six months, and expire in 10 years, with a total fair value of approximately $594,000. The fair value of the options was determined using a Black-Scholes Merton Option Pricing model based on the following assumptions: (i) volatility rate of 394%, (ii) discount rate of 3.79%, (iii) zero expected dividend yield, and (iv) expected life of 10.00 years. The Company recognized stock compensation expense of $32,000 to account for the fair value of options that vested during the period. As of December 31, 2022, the unamortized stock compensation amounted to approximately $562,000 which will be recognized in fiscal 2023.

During the year ended December 31, 2021, the Company recorded additional stock compensation expense of $2,712,000 to account for options granted in the prior year that vested. In addition, the Company  issued 39,955,655 shares of the Company’s common stock upon cashless exercise of 42,500,000 options. The Company also granted options to purchase an aggregate of 67,500,000 shares of its common stock to employees. The options have an exercise price of $0.005 per share for 2,500,000 option shares and $0.0375 for 65,000,000 option shares, vest over six months, and expire in 10 years, with a total fair value of approximately $5,400,000 using the Black-Scholes Merton Option Pricing model. The fair value of the options was determined using a Black-Scholes Merton Option Pricing model based on the following assumptions: (i) volatility rate of 137%, (ii) discount rate of 1.46%, (iii) zero expected dividend yield, and (iv) expected life of 10.00 years. The Company recognized stock compensation expense of $368,000 to account for the fair value of options that vested during the period.

In February 2021, 12,250,000 unvested options granted in fiscal 2020 were modified and such options became fully vested. Pursuant to current accounting guidelines, the Company remeasured the fair value of these options and determined their fair value to be $3,675,000 and was recorded as stock compensation expense.

Note 13 – Income Tax Provision

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows for the year ended:

	December 31, 2022	December 31, 2021

Federal statutory income tax rate	21.0%	21.0%
State tax, net of federal benefit	7.0%	5.0%

Change in valuation allowance on net operating loss carry-forwards	(28.0)	(26.0)

Effective income tax rate	0.0%	0.0%

Deferred tax assets consist of the following:

	December 31, 2022	December 31, 2021
Net deferred tax assets:
Stock-based compensation	$3,776,000	$702,000
Private placement costs	394,000	366,000
Operating lease liability	16,000	42,000
Loss on extinguishment of debt	1,858,000	1,697,000
Net operating loss carryforwards	7,362,000	5,946,000
Deferred tax assets	13,406,000	8,753,000
Less valuation allowance	(13,406,000)	(8,753,000)
Total	-	-

The provisions of ASC Topic 740, Accounting for Income Taxes, require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. For the years ended December 31, 2022 and 2021, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was more likely than not that the net deferred tax assets were not fully realizable. Accordingly, the Company established a full valuation allowance against its net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

At December 31, 2022 and 2021, the Company had available Federal and state net operating loss carryforwards (“NOL”s) to reduce future taxable income. For Federal NOL purposes approximately $30.2 million and $26.5 million was available at December 31, 2022 and 2021. For state NOL purposes approximately $14.7 million and $13.2 million was available at December 31, 2022 and 2021, respectively. The Federal carryforwards expire on various dates through 2041 and the state carryforwards expire through 2041. Due to restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s NOL may be limited as a result of changes in stock ownership. NOLs incurred subsequent to the latest change in control are not subject to the limitation.

The Company’s operations are based in New Jersey and it is subject to Federal and New Jersey state income tax. Tax years after 2016 are open to examination by United States and state tax authorities.

The Company adopted the provisions of ASC 740, which requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. ASC 740 also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions. As of December 31, 2022 and 2021, no liability for unrecognized tax benefits was required to be recorded or disclosed.

Note 14 – Commitment and Contingencies

Constantino Zanfardino, Derivatively on Behalf of Nominal Defendant Zerify, Inc., formerly known as Strikeforce Technologies, Inc. v. Mark L. Kay, Ramarao Pemmaraju and George Waller, Defendants, and Zerify, Inc. formerly known as Strikeforce Technologies, Inc., Nominal Defendant (U.S. District Court, District of New Jersey, Civil Action No. 2:22-cv-07258-MCA-AME)

On December 13, 2022, a claimed stockholder, Constantino Zanfardino (“Plaintiff”),  filed a stockholder derivative Complaint against our  directors , Mark L. Kay, Ramarao Pemmaraju and George Waller (collectively, “Defendants”). Plaintiff asserts claims against each of the Defendants for breach of fiduciary duty, waste of corporate assets and unjust enrichment resulting from Defendants’ alleged wrongdoing in their  management of us. Through the litigation, Plaintiff seeks judgment against each of the Defendants in favor of the Company. On March 3, 2023, the Defendants’ filed a Memorandum of Law in Support of their Motion to Dismiss Plaintiff’s Complaint.  On March 10, 2023, the Defendants served a motion to dismiss the complaint  upon the Plaintiff.  The Plaintiff’s opposition to the Defendants’ motion to dismiss is due on May 9, 2023.   Defendants are vigorously defending this litigation. At this time, it is not possible to estimate the ultimate outcome of this litigation.

Onstream Media Corporation

We are  currently engaged in several patent litigations brought by Onstream Media Corporation in the United States District Court, District of Wyoming. The parties are currently in negotiations to resolve all of the pending cases.

The cases and their filing dates follow:

Case	Date Filed
Onstream Media Corporation v. Zerify Inc. Case No. 22-cv-00191 (DWY)	September 9, 2022
Onstream Media Corporation v. Zerify Inc. Case No. 22-cv-00192 (DWY)	September 9, 2022
Onstream Media Corporation v. Zerify Inc. Case No. 22-cv-00193 (DWY)	September 9, 2022
Onstream Media Corporation v. Zerify Inc. Case No. 22-cv-00194 (DWY)	September 9, 2022
Onstream Media Corporation v. Zerify Inc. Case No. 22-cv-00195 (DWY)	September 9, 2022
Onstream Media Corporation v. Zerify Inc. Case No. 22-cv-00196 (DWY)	September 9, 2022
Onstream Media Corporation v. Zerify Inc. Case No. 22-cv-00197 (DWY)	September 9, 2022

Note 15 – Subsequent Events

Subsequent to December 31, 2022, pursuant to the Company’s Qualified  Regulation A Offering, the Company issued 176,599,998 shares of common stock in exchange for cash of $795,000, net of direct fees and commissions. As part of the offering, the Company also issued warrants to certain investors and placement agent to purchase 35,319,999 shares of common stock. The warrants are fully vested, exercisable at $0.02 per share and will expire in five years.

Subsequent to December 31, 2022, pursuant to our private placement under Rule 506(b) of Regulation D, the Company sold 78,000,000 warrants to purchase shares of common stock in exchange for cash of $18,000, net of direct fees and commissions. The warrants are fully vested, exercisable at $0.02 per share and will expire in five years.

On February 23, 2023, the Company entered into an amendment to the AL-Bank note (see Note 3) that relieved the Company from its previously scheduled monthly payments for March and April 2023 by extending the maturity date of the note by an additional two months, or February and March of 2025.

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

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (CFO) of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2022. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the following material weaknesses:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the year ended December 31, 2022. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter or during 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS.

The following sets forth our executive officers and/or Directors, their ages, and all offices and positions held with us.

Name	Age	Position
Mark L. Kay	74	Chief Executive Officer and Chairman of the Board of Directors
Philip E. Blocker	66	Chief Financial Officer
Ramarao Pemmaraju	62	Chief Technical Officer and Director
George Waller	65	Executive Vice President and Marketing Director

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

The following is a brief description of the business experience of our executive officers who are also the Directors and significant employees:

Mark L. Kay, Chief Executive Officer and Chairman of the Board of Directors

Mr. Kay joined us  as our CEO in May 2003 following his retirement at JPMorganChase & Co. In December 2008, a majority of the Board of Directors, by written consent, eliminated the position of our President, with those responsibilities being assumed by Mr. Kay. A majority of the Board of Directors also appointed Mr. Kay as the Chairman of the Board in December 2008. Prior to joining StrikeForce Mr. Kay was employed by JPMorganChase & Co. from August of 1977 until his retirement in December 2002, at which time he was a Managing Director of the firm. During his tenure with JPMorganChase & Co. Mr. Kay led strategic and corporate business groups with global teams up to approximately 1,000 people. His responsibilities also included Chief Operations Officer, Chief Information Officer, and Global Technology Auditor. Mr. Kay’s business concentrations were in securities (fixed income and equities), proprietary trading and treasury, global custody services, audit, cash management, corporate business services and web services. Prior to his employment with JPMorganChase & Co., Mr. Kay was a systems engineer at Electronic Data Services (EDS) for approximately five years from September 1972 through to August 1977. He holds a B.A. in Mathematics from CUNY.

Philip E. Blocker, Chief Financial Officer

Philip E. Blocker was appointed as our CEO in Oct 2011.  Mr. Blocker was CFO of MediaServ, a NYC based Internet software development company, in 2001. Prior to MediaServ, Mr. Blocker was a partner in POLARIS, a $25 million technology reseller, specializing in storage and high availability solutions. He is a Certified Public Accountant and has practical experience with taking private companies public.

Ramarao Pemmaraju, Chief Technology Officer

Mr. Pemmaraju became our Chief Technology Officer (CTO) in July 2022 and is the inventor of the ProtectID® product. In May 1999 Mr. Pemmaraju co-founded NetLabs, which developed security software products. Mr. Pemmaraju concentrated his time on NetLabs from July 2001 through to July 2002. From June 2000 to July 2001 Mr. Pemmaraju was a systems architect and project leader for Coreon, an operations service provider in telecommunications. From October 1998 through May 2000, Mr. Pemmaraju was a systems engineer with Nexgen systems, an engineering consulting firm. Mr. Pemmaraju has over eighteen years’ experience in systems engineering and telecommunications. His specific expertise is in systems architecture, design and product development. Mr. Pemmaraju holds a M.S.E.E. from Rutgers University and a B.E. from Stevens Tech.

George Waller, Executive Vice President and Head of Marketing

Mr. Waller became our Vice President in charge of sales and marketing in June 2002. In July 2002, Mr. Waller became our CEO , a position he held until Mr. Kay joined us in May 2003. Since May 2003, Mr. Waller has been the Executive Vice President overseeing Sales, Marketing, Business Development and product development. From 2000 through June 2002, Mr. Waller was Vice President of business development for Infopro, an outsourcing software development firm. From 1999 to 2001, Mr. Waller was Vice President of sales and Marketing for Teachmeit.com-Incubation systems, Inc., a multifaceted computer company and sister company to Infopro. From 1997 through 1999, Mr. Waller was the Vice President of Internet Marketing for RX Remedy, an aggregator of medical content for online services. Previously, Mr. Waller was a Vice President of Connexus Corporation, a software integrator.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of us: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the commodities futures trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

During fiscal 2022, our Board of Directors met twelve times. The Board of Directors also uses written resolutions to deal with certain matters and, during fiscal 2022, twenty-two written resolutions were signed by a majority of the Directors.

Compensation of Directors

Our bylaws provide that, unless otherwise restricted by our certificate of incorporation, our Board of Directors has the authority to fix the compensation of directors. The directors may be paid their expenses, if any, related to attendance at each meeting of the board of directors and may be paid a fixed sum for attendance at each meeting of the board of directors or a stated salary as our director. Our bylaws further provide that no such payment will preclude any director from serving us in any other capacity and receiving compensation. Further, members of special or standing committees may be given compensation for attending committee meetings.

Committees

We have two committees: the Audit Committee and the Compensation Committee. At this time, there are no members of either Committee. Our Board of Directors performs the acts of the Committees. None of our current directors are deemed “independent” directors as that term is used by the national stock exchanges or have the requisite public company accounting background or expertise to be considered an “audit committee financial expert” as that term is defined under Regulation S-K promulgated under the Securities Act of 1933, as amended.

We anticipate that the principal functions of the Audit Committee will be to recommend the annual appointment of our auditors, the scope of the audit and the results of their examination, to review and approve any material accounting policy changes affecting our operating results and to review our internal control procedures.

We anticipate that our Compensation Committee will develop a Company-wide program covering all employees and that the goals of such program will be to attract, maintain, and motivate our employees. It is further anticipated that one of the aspects of the program will be to link an employee’s compensation to his or her performance, and that the grant of stock options or other awards related to the price of the common shares will be used in order to make an employee’s compensation consistent with shareholders’ gains. It is expected that salaries will be set competitively relative to the technology development industry and that individual experience and performance will be considered in setting salaries.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent (10%) of our outstanding Common Stock, or the Reporting Persons, to file with the SEC initial reports of ownership on Form 3 and reports of changes in ownership of Common Stock on Forms 4 or 5. Such persons are required by SEC regulation to furnish us with copies of all such reports they file. Based solely on a review of Forms 3 and 4 furnished to us by the Reporting Persons or prepared on behalf of the Reporting Persons by us, we believe that the Reporting Persons have complied with reporting requirements applicable to them.

Involvement in Certain Legal Proceedings

None of the following events have occurred during the past ten years and are material to an evaluation of the ability or integrity of any of our directors or officers. :

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

c.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following information is related to the compensation paid, distributed, or accrued by us for the fiscal years ended December 31, 2022 and 2021 to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”). The foregoing persons are collectively referred to in this Form 10-K as the “Named Executive Officers.” Compensation information is shown for the years ended December 31, 2022 and 2021:

					Incentive Plan		Securities	Nonqualified Deferred
				Stock	Option		Underlying	Compensation	All Other
Name/ Principal		Salary	Bonus	Awards	Awards		Options/SARs	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)		($)	($)	($)	($)

Mark L. Kay	2022	190,000	10,000	-	88,000		-	-	-	288,000
Chief Executive Officer	2021	161,000	10,000	-	670,000		-	-	-	841,000

George Waller	2022	190,000	10,000	-	88,000		-	-	-	288,000
Executive Vice President	2021	161,000	10,000	-	670,000		-	-	-	841,000

Ramarao Pemmeraju	2022	190,000	10,000	-	88,000		-	-	-	288,000
Chief Technology Officer	2021	161,000	10,000	-	2,729,000	(1)	-	-	-	2,899,999

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

On July 31, 2010, Philip E. Blocker was appointed as our Chief Financial Officer. Mr. Blocker is not our employee. He received fee payments of $2,000 in 2022 and $2,000 in 2021. Mr. Blocker received no option awards in 2022 or 2021.

Outstanding Option Awards at Year End

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested, and equity-incentive plan awards outstanding at December 31, 2022 for each Named Executive Officer and/or Director:

Outstanding Equity Awards At Fiscal Year-End Table
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mark L. Kay	1	-	-	$1,121,250,000	01/03/23	-	-	-	-
	72,000	-	-	$3.125	09/28/26	-	-	-	-
	20,000	-	-	$2.85	12/21/27
	20,000	-	-	$2.05	12/17/29
	10,000,000	-	-	$0.0375	12/22/31
	10,000,000	-	-	$0.005	12/18/30
	604,396	9,395,604	-	$0.0045	12/22/32

George Waller	1	-	-	$1,121,250,000	01/03/23	-	-	-	-
	72,000	-	-	$3.125	09/28/26	-	-	-	-
	20,000	-	-	$2.85	12/21/27
	20,000	-	-	$2.05	12/17/29
	10,000,000	-	-	$0.0375	12/22/31
	604,396	9,395,604	-	$0.0045	12/22/32

Ramarao Pemmaraju	1	-	-	$1,121,250,000	01/03/23	-	-	-	-
	72,000	-	-	$3.125	09/28/26	-	-	-	-
	20,000	-	-	$2.85	12/21/27
	20,000	-	-	$2.05	12/17/29
	10,000,000	-	-	$0.0375	12/22/31
	604,396	9,395,604	-	$0.0045	12/22/32

Option Exercises and Stock Vested Table

None.

Pension Benefits Table

None.

Non-Qualified Deferred Compensation Table

None.

All Other Compensation Table

None.

Perquisites Table

None.

Director Compensation

All three of our directors were also our executive officers through December 31, 2022. Our directors did not receive any separate compensation for serving as such during fiscal 2022.

Non-Director Compensation

In April 2021, Will Lynch was hired as the Director of Channel Distribution (a non-Executive Officer position). A Director of Channel Distribution develops, services, and grows relationships with clients. Mr. Lynch has an annual salary of $100,000 and will also receive 2% net of all Channel sales. Mr. Lynch reports to our Executive Vice President and Marketing Director.  Mr. Lynch, tendered his resignation on December 2, 2022 hasn’t been replaced at StrikeForce, now called Zerify. Cybersecurity Risk Solutions is still in business and selling its products.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Share Ownership of Certain Beneficial Owners

The following table sets forth certain information as of December 31, 2022, with respect to the shares of common stock beneficially owned by: (i) each director; (ii) each executive officer; (iii) all current executive officers (regardless of salary and bonus level) and directors as a group; and (iv) each person or entity known by us to beneficially own more than 5% of our outstanding common stock. The address for each director and executive officer is 1090 King Georges Post Road, Suite 603, Edison, New Jersey 08837. Unless otherwise indicated, the shareholders listed in the table below have sole voting and investment powers with respect to the shares indicated:

This table is based upon information obtained from our stock records.

NAME OF BENEFICIAL OWNER	AMOUNT OF OWNERSHIP(1)		PERCENTAGE OF CLASS(2) (excluding Preferred Stock (11)
Mark L. Kay	25,157,002	(3),(11)	1.5373%
Ramarao Pemmaraju	41,971,457	(4),(5),(11)	2.5647%
George Waller	26,574,354	(6),(7),(11)	1.6239%
All directors and executive officers as a group (3 persons)	93,702,813	(8)	5.7259%
NetLabs.com, Inc.	2	(9),(10)	0.00000012%

(1)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 90 days from the date hereof.

(2)

Based on 1,092,417,572 shares of common stock outstanding as of December 31, 2022; also including 21 shares of common stock available upon the conversion of certain convertible loans, 1,255,638 shares of common stock available upon the conversion of Series B Preferred stock, 150,633,001 shares of common stock underlying common stock purchase options and 362,729,077 shares of common stock underlying warrants.

(3)

Includes 1 share of common stock available upon the conversion of certain convertible loans valued at $4,875,000,000,000 per share for $240,000 of convertibles and $3,656,250,000,000 per share for $28,000 of convertibles, 1 share of common stock underlying vested ten-year options valued at $1,121,250,000 per share, 72,000 shares of common stock underlying vested ten-year options valued at $3.125 per share, 20,000 shares of common stock underlying vested ten-year options valued at $2.85 per share, 20,000 shares of common stock underlying vested ten-year options valued at $2.05 per share, 10,000,000 shares of common stock underlying vested ten-year options valued at $0.0375 per share, and 5,000,000 shares of common stock underlying vested ten-year options valued at $0.0045 per share. Mark L. Kay, along with Ramarao Pemmaraju and George Waller each hold one share of Series A Preferred Shares which, collectively, allow the holders to vote up to 80% of the issued and outstanding shares of common and preferred stock; Mark Kay, along with Ramarao Pemmaraju and George Waller have irrevocably waived any conversion rights.

38

(4)

Includes 1 share of common stock available upon the conversion of certain convertible loans valued at $4,875,000,000,000 per share for $25,000 of convertibles and $3,656,250,000,000 per share for $5,000 of convertibles, 2 shares of common stock underlying vested ten-year options valued at $1,121,250,000 per share, 116,000 shares of common stock underlying vested ten-year options valued at $3.125 per share, 30,000 shares of common stock underlying vested ten-year options valued at $2.85 per share, 30,000 shares of common stock underlying vested ten-year options valued at $2.05 per share,  15,000,000 shares of common stock underlying vested ten-year options valued at $0.0375 per share, and 7,500,000 shares of common stock underlying vested ten-year options valued at $0.0045 per share.  Of the total shares, 64,002 shares, consisting of 1 share of common stock available upon the conversion of certain convertible loans valued at $4,875,000,000,000 per share for $25,000 of convertibles and $3,656,250,000,000 per share for $5,000 of convertibles, 44,000 shares of common stock underlying vested ten-year options valued at $3.125 per share, 10,000 shares of common stock underlying vested ten-year options valued at $2.85 per share, 10,000 shares of common stock underlying vested ten-year options valued at $2.05 per share, 5,000,000 shares of common stock underlying vested ten-year options valued at $0.0375 per share, and 2,500,000 shares of common stock underlying vested ten-year options valued at $0.0045 per share are in the name of Sunita Pemmaraju who is a family member and spouse of Ramarao Pemmaraju. Mark L. Kay, along with Ramarao Pemmaraju and George Waller each hold one share of Series A Preferred Shares which, collectively, allow the holders to vote up to 80% of the issued and outstanding shares of common stock; Mark Kay, along with Ramarao Pemmaraju and George Waller have irrevocably waived any conversion rights.

(5)	Excludes shares owned by NetLabs.com, Inc. which is controlled by Ramarao Pemmaraju and another individual.

(6)	Includes 1 share listed in the name of Katherine LaRosa who is a spouse of George Waller.

(7)

Includes 1 share of common stock underlying vested ten-year options valued at $1,121,250,000 per share, 72,000 shares of common stock underlying vested ten-year options valued at $3.125 per share, 20,000 shares of common stock underlying vested ten-year options valued at $2.85 per share, 20,000 shares of common stock underlying vested ten-year options valued at $2.05 per share, 10,000,000 shares of common stock underlying vested ten-year options valued at $0.0375 per share, and 5,000,000 shares of common stock underlying vested ten-year options valued at $0.0045 per share. Mark Kay, along with Ramarao Pemmaraju and George Waller each hold one share of Series A Preferred Shares which, collectively, allow the holders to vote up to 80% of the issued and outstanding shares of common stock; Mark Kay, along with Ramarao Pemmaraju and George Waller have irrevocably waived any conversion rights.

(8)

Includes 2 shares of common stock available upon the conversion of certain convertible loans valued at $4,875,000,000,000 per share for $265,000 of convertibles and $3,656,250,000,000 per share for $33,000 of convertibles, 4 shares of common stock underlying vested ten-year options valued at $1,121,250,000 per share, 260,000 shares of common stock underlying vested ten-year options valued at $3.125 per share, 70,000 shares of common stock underlying vested ten-year options valued at $2.85 per share, 70,000 shares of common stock underlying vested ten-year options valued at $2.05 per share, 35,000,000 shares of common stock underlying vested ten-year options valued at $0.0375 per share, and 17,500,000 shares of common stock underlying vested ten-year options valued at $0.0045 per share. Excludes the Series A Preferred Shares: Mark L. Kay, along with Ramarao Pemmaraju and George Waller, each hold one share of Series A Preferred Shares which, collectively, allow the holders to vote up to 80% of the issued and outstanding shares of common stock; Mark Kay, along with Ramarao Pemmaraju and George Waller, have irrevocably waived any conversion rights.

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

DESCRIPTION OF SECURITIES

Equity Incentive Plan Information

The following table sets forth as of December 31, 2022, the total number of shares of our common stock which may be issued upon the exercise of outstanding stock options and other rights under compensation plans approved by the shareholders, and under compensation plans not approved by the shareholders. The table also sets forth the weighted average purchase price per share of the shares subject to those options, and the number of shares available for future issuance under those plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding option		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	150,633,001		$0.0307	182,500,000
Equity compensation plans not approved by security holders	N/A	$	N/A	N/A
Total	150,633,001		$0.0307	182,500,174

2012 Stock Option Plan

In November 2012, the stockholders approved the 2012 Stock Option Plan for our employees, effective January 3, 2013. The number of shares authorized for issuance under the plan was 100,000,000.

The number of shares authorized for issuance under the Incentive Plan was increased to 200,000,000 in September 2016 by unanimous consent of our Board of Directors.

The number of shares authorized for issuance under the Incentive Plan was increased to 400,000,000 in November 2017 by unanimous consent of our Board of Directors.

In December 2020, we awarded options to purchase 57,500,000 shares of our common stock to our management team and employees, exercisable at $0.005 per share, expiring ten (10) years from the date of grant and vesting over a six-month period.

In February 2021, 12,250,000 unvested options granted in fiscal 2020 were modified and such options became fully vested. Pursuant to current accounting guidelines, we remeasured the fair value of these options and determined their fair value to be $3,675,000 and was recorded as stock compensation expense. We also recorded additional stock compensation expense of $2,712,000 to account for options granted in the prior year that vested. In addition, we also issued 17,208,335 shares of our common stock upon cashless exercise of 17,500,000 options.

In July 2021, we issued 13,557,693 shares of our common stock upon cashless exercise of 15,000,000 options.

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

The 2012 Stock Option Plan will terminate on October 5, 2022, the ten-year anniversary of its effective date (ratified by the shareholders on November 16, 2012). However, awards granted before the termination of the 2012 Stock Option Plan may extend beyond that date in accordance with their terms.

The 2022 Omnibus Equity Compensation Plan

In January 20, 2023, the stockholders approved the 2022 Omnibus Equity Compensation Plan for our employees, effective October 4, 2022. The number of shares authorized for issuance under the plan was 250,000,000.

In December 2022, we awarded options to purchase 67,500,000 shares of our common stock to our management team and employees, exercisable at $0.045 per share, expiring ten (10) years from the date of grant and vesting over a six-month period.

General

Common Stock

The shares of our common stock presently outstanding, and any shares of our common stock issues upon exercise of stock options and/or common stock purchase warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Since the holders of common stock do not have cumulative voting rights, holders of more than 50% of the outstanding shares can elect all of our Directors, and the holders of the remaining shares, by themselves, cannot elect any Directors. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

In April 2020, an increase of the authorized shares of our common stock from twelve billion (12,000,000,000) to seventeen billion (17,000,000,000), $0.0001 par value, was ratified, effective upon the filing of an amendment to our Certificate of Incorporation with the Wyoming Secretary of State. The amendment was adopted in April 2020.

On April 13, 2020, our Board of Directors and the holders of a majority of the voting power approved a resolution to effectuate a 500:1 Reverse Stock Split a resolution for a Reduction in Authorized from seventeen billion (17,000,000,000) Common Stock down to fourteen billion (14,000,000,000) Common Stock, $0.0001 par value. The amendment was adopted in June 2020.

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

Preferred Stock

On October 21, 2010, we amended our Articles of Incorporation in New Jersey to authorize 10,000,000 shares of preferred stock, par value $0.10. The designations, rights, and preferences of such preferred stock are to be determined by the Board of Directors. On November 15, 2010, we changed our domicile from the  New Jersey to  Wyoming.

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

The Series B Preferred Stock has preferential liquidation rights in the event of any liquidation, dissolution or winding up of us , such liquidation rights to be paid from our  assets  not delegated to parties with greater priority at $1.00 per share or, in the event an aggregate subscription by a single subscriber of the Series B Preferred Stock is greater than $100,000,000, $0.997 per share. The Series B Preferred Stock shall be convertible to a number of shares of common stock equal to the price of the Series B Preferred Stock divided by the par value of the Series B Preferred Stock. The option to convert the shares of Series B Preferred Stock may not be exercised until three months following the issuance of the Series B Preferred Stock to the recipient shareholder. The Series B Preferred Stock shall have ten votes on matters presented to our shareholders for one share of Series B Preferred Stock held. The initial price of the Series B Preferred Stock shall be $2.50, (subject to adjustment by our Board of Directors) until such time, if ever, the Series B Preferred Stock are listed on a secondary and/or public exchange.

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

Series A Preferred Stock

In 2011, we issued three shares of non-convertible Series A Preferred Stock valued at $329,000 per share, or $987,000 in aggregate to three members of the management team. The Series A Preferred Stock are convertible into four times the total number of common shares plus the total number of shares of Series B preferred stock issued and outstanding at the time of conversion and have voting rights equal to eighty percent of our total issued and outstanding common stock shares. . This effectively provided the management team, upon retention of their Series A Preferred Stock, voting control on matters presented to our shareholders.  The shareholders of the Series A Preferred Stock have each irrevocably waived their conversion rights relating to the Series A Preferred Stock issued.

Series B Preferred Stock

The Series B Preferred Stock has preferential liquidation rights in the event of any liquidation, dissolution or winding up, such liquidation rights are to be paid from our assets not delegated to parties with greater priority at $1.00 per share or, in the event an aggregate subscription by a single subscriber of the Series B Preferred Stock is greater than $100,000,000, $0.997 per share. The Series B Preferred Stock shall be convertible to a number of shares of common stock equal to the price of the Series B Preferred Stock divided by the par value of the Series B Preferred Stock. The option to convert the shares of Series B Preferred Stock may not be exercised until three months following the issuance of the Series B Preferred Stock to the recipient shareholder. The Series B Preferred Stock shall have ten votes on matters presented to our shareholders for one share of Series B Preferred Stock held. The initial price of the Series B Preferred Stock shall be $2.50, (subject to adjustment by our Board of Directors) until such time, if ever, the Series B Preferred Stock are listed on a secondary and/or public exchange.

As of December 31, 2022, there were 36,667 shares of Series B Preferred Stock issued and outstanding, 20,000 of which convert to common shares at a 25% market discount and 16,667 of which convert to common shares at a 30% market discount.

All of the above offerings and sales, except the afore-mentioned shares issued pursuant to a conversion of convertible notes, were made in reliance upon the exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933 and/or Section 4(2) of the Securities Act of 1933, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933 and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information as requested ; (d) where applicable, the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act of 1933, and agreed to transfer such securities only in a transaction registered under the Securities Act of 1933 or exempt from registration under the Securities Act; and (e) where applicable, a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act of 1933 or transferred in a transaction exempt from registration under the Securities Act of 1933.

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

BlockSafe Technologies, Inc.

BlockSafe Technologies, Inc. (“BlockSafe”) was formed on December 1, 2017 in Wyoming. BlockSafe is in the business of providing total cyber security solutions and is the licensee from our company of our desktop anti-malware product called “GuardedID®” and a one-of-a-kind mobile application called “MobileTrust®”. BlockSafe is intended to be developed as an enterprise focusing on using our licensed technology in the field of cryptocurrency and its use of blockchains. BlockSafe has limited revenues to date as it is still in the developmental stage. There can be no assurances on the success of this project or any profitability arising from BlockSafe.

As of December 31, 2022, no tokens have been developed or issued. There is no assurance as to whether, or at what amount, or on what terms, tokens will be available. Moreover, there can be no assurance how such technology will function, which could expose us to legal and regulatory issues. Cryptocurrency and its use of blockchains is still in the development stage and receiving mixed results. The Securities and Exchange Commission has, in its dissemination of information to the public, expressed that tokens in the United States would be treated as securities pursuant to the Howey Test. This standard has been adopted, in various forms, in numerous other jurisdictions. The European Union and China are contemplating their own form of cryptocurrency and Facebook Libra cryptocurrency recently lost the support of PayPal (see https://www.independent.co.uk/topic/cryptocurrency, which article is not incorporated by reference to this filing). On March 30, 2022, the Securities and Exchange Commission’s Division of Examinations announced its 2022 examination priorities which included the review of the use of crypto-assets as one of its top five priorities for review. This review and any regulatory rules and regulations arising from this review may impact the BlockSafe business. In addition, legal and regulatory developments could render the technology impermissible, which could have a material adverse effect on BlockSafe and us.

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

BlockSafe is owned 49% by the Company and 31% is owned by three of our executive officers.  BlockSafe meets the definition of a variable interest entity (“VIE”) and based on the determination that we are the primary beneficiary of BlockSafe, we consolidated BlockSafe’s operating results, assets and liabilities. Intercompany balances and transactions have been eliminated in consolidation. At December 31, 2022, noncontrolling interests represents 51% of BlockSafe that we do not directly own. We and BlockSafe have a management agreement pursuant to which BlockSafe shall remit a management fee of $36,000 per month to us and when BlockSafe reaches a milestone of $1,000,000 in financing, an additional management fee of $5,000,000 shall be owed to us and payable monthly over three years. The management fee is currently eliminated in consolidation. At December 31, 2022 and 2021, the amount of VIE cash on the accompanying consolidated balance sheets can be used only to settle obligations of BlockSafe, and the amounts of VIE accounts payable, VIE Notes Payable, VIE Accrued Interest, and VIE Financing Obligation have no recourse to our general credit.

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

Cybersecurity Risk Solutions, LLC is a cybersecurity firm offering cyber, privacy & data protection services including a personal cyber risk assessment, the industry’s first cyber health score, report and custom action plan, as well as ongoing vulnerability scanning, hack monitoring and dark web intelligence monitoring. For more information, go to https://SecureCyberID.com (which website is expressly not included in this filing). Will Lynch, the prior sole member of Cybersecurity Risk Solutions, LLC was hired by StrikeForce as the Director of Channel Distribution and not as a Named Executive Officer. A Director of Channel Distribution develops, services, and grows relationships with clients. Mr. Lynch has an annual salary of $100,000 and will also receive 2% net of all Channel sales..  Mr. Lynch, tendered his resignation on December 2, 2022  and hasn’t been replaced at StrikeForce, now called Zerify. Cybersecurity Risk Solutions is still in business and selling its products.

RELATED PARTY CONVERTIBLE NOTES

In previous years, we issued convertible notes to related parties/officers in exchange for cash and/or services rendered. The notes are unsecured and are due on December 31, 2023, as amended. As of December 31, 2022, the outstanding balance of the notes payable amounted to $268,000.

During the year ended December 31, 2021, convertible notes payable aggregating $30,000 were repaid. In addition, the remaining noteholder also agreed to extend the maturity date to December 31, 2022 with no changes to the other terms of the notes payable.

At December 31, 2020, accrued interest due on the convertible notes to related parties was $625,000. During the year ended December 31, 2021, interest of $68,000 was accrued, and accrued interest of $64,000 was subsequently repaid. The outstanding balance of these convertible notes at December 31, 2022 and December 31, 2021 amounted to $693,000 and $693,000, respectively.

RELATED PARTY PROMISSORY NOTES

Notes payable-related parties promissory notes represent notes payable to our Chief Executive Officer ranging in interest rates of 0% per annum to 8% per annum. The notes are unsecured and have extended due dates of December 31, 2023.

At December 31, 2022 and 2021, the balance of notes payable-related parties totaled $693,000 which are all due to our Chief Executive Officer.

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

45

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees billed by Weinberg & Company, P.A. for the fiscal years ended December 31, 2022 and 2021 related to the Company’s audit services were approved by the Audit Committee and paid by the Company.

The following table shows the audit fees incurred for fiscal year 2022 and 2021:

	2022	2021
Audit fees (1)	$132,500	$107,500
Audit related fees (2)	-	-
Tax fees (3)	-	-
Total	$132,500	$107,500

46

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

The Board of Directors has reviewed and discussed, with our management and independent registered public accounting firm, our audited financial statements contained in our Annual Report on Form 10-K for our 2022 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in our Annual Report on Form 10-K for our 2022 fiscal year for filing with the SEC.

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

47

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
1.1	Placement Agreement dated July 7, 2020, by and between StrikeForce Technologies, Inc. and Spencer Clarke LLC (23)
1.2	Addendum to Placement Agreement dated November 11, 2020, by and between StrikeForce Technologies, Inc. and Spencer Clarke LLC (25)
1.3	Addendum to Placement Agreement dated April 20, 2021, by and between StrikeForce Technologies, Inc. and Spencer Clarke LLC (28)
3.1	Amended and Restated Certificate of Incorporation of StrikeForce Technologies, Inc. (1)
3.2	By-laws of StrikeForce Technologies, Inc. (1)
3.3	Amended By-laws of StrikeForce Technologies, Inc. (2)
3.4	Amended By-laws of StrikeForce Technologies, Inc. (3)
3.5	Articles of Amendment of StrikeForce Technologies, Inc. (2)
3.6	Amendments to Articles of Incorporation (6)
3.7	Amendments to Articles of Incorporation (7)
3.8	Registration of Classes of Securities (8)
3.9	Amendments to Articles of Incorporation (9)
3.10	Registration of Classes of Securities (10)
3.11	Amendments to Articles of Incorporation (11)
3.12	Registration of Classes of Securities (12)
3.13	Amendments to Articles of Incorporation (13)
3.14	Amendments to Articles of Incorporation (14)
3.15	Amendments to Articles of Incorporation (15)
3.16	Amendments to Articles of Incorporation (16)
3.17	Amendments to Articles of Incorporation (17)
3.18	Amendments to Articles of Incorporation (18)
3.19	Amendments to Articles of Incorporation (22)
3.20	Amendments to Articles of Incorporation (26)
4.1	Form of Subscription Agreement (25)
4.2	Form of Convertible Promissory Note-Related Party (24)
4.3	Form of Promissory Note-Related Party (24)
10.1	Employment Agreement dated as of May 20, 2003, by and between StrikeForce Technologies, Inc. and Mark L. Kay (1)
10.2	Irrevocable Waiver of Conversion Rights of Mark L. Kay (4)
10.3	Irrevocable Waiver of Conversion Rights of Ramarao Pemmaraju (4)
10.4	Irrevocable Waiver of Conversion Rights of George Waller (4)
10.5	CFO Consultant Agreement with Philip E. Blocker (4)
10.6	2012 Stock Option Plan (5)
10.7	Asset Purchase Agreement between StrikeForce Technologies, Inc. and Cyber Safety, Inc., dated August 24, 2015 (18)
10.8	Amendment to the Asset Purchase Agreement and Distributor and Reseller Agreement between StrikeForce Technologies, Inc. and Cyber Safety, Inc. (19)
10.9	Execution of Litigation Funding Agreement (20)
10.10	BlockSafe Technologies, Inc. Intellectual Property License Agreement (21)
10.11	BlockSafe Technologies, Inc. Management Agreement (21)
10.12	BlockSafe Technologies, Inc. Amended Management Agreement (21)
10.13	Software License and Development Agreement, amendment two, by and between StrikeForce Technologies, Inc. and Intersections, Inc., dated October 1, 2010 (24)

48

10.14	Form of Settlement and Exchange Agreement (26)
10.15	Cybersecurity Risk Solutions LLC Member Interest Purchase Agreement, dated April 15, 2021 (27)
21.1	List of Ownership Interests
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (29)
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (29)
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

49

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZERIFY, INC.

Dated: April 14, 2023	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: April 14, 2023	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark L. Kay	Director	April 14, 2023
Name: Mark L. Kay

/s/ Ramarao Pemmaraju	Director	April 14, 2023
Name: Ramarao Pemmaraju

/s/ George Waller	Director	April 14, 2023
Name: George Waller

50