Form 10-Q
period 2023-03-31
Zerify, Inc.
filed 2023-05-15
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2023
Common stock, $0.0001 par value	1,366,017,570

Indicate the number of shares outstanding of each of the issuer’s classes of preferred stock, as of the latest practicable date.

Class	Outstanding at May 3, 2023
Preferred stock, Series A, no par value	3

Class	Outstanding at May 3, 2023
Preferred stock, Series B, $0.10 par value	36,667

Transitional Small Business Disclosure Format Yes ☐   No ☒

Documents Incorporated By Reference

None

ZERIFY, INC.

INDEX TO FORM 10-Q FILING

MARCH 31, 2023

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ZERIFY, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash (includes VIE balances of $0 and $1,000, respectively)	$229,000	$192,000
Accounts receivable, net	20,000	20,000
Total current assets	249,000	212,000

Property and equipment, net	34,000	36,000
Operating lease right-of-use asset	41,000	54,000
Other assets	10,000	11,000
Total Assets	$334,000	$313,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses (includes VIE balances of $4,000 and $2,000, respectively)	$1,336,000	$1,160,000
Convertible notes payable, net of discount of $204,000 and $96,000, respectively (including $895,000 and $895,000 in default)	1,318,000	1,282,000
Convertible notes payable – related parties	268,000	268,000
Notes payable, net of discount of $136,000 and $323,000, respectively (including $1,930,000 and $1,930,000 in default, respectively) (includes VIE balances of $285,000 and $285,000, respectively)	2,966,000	2,826,000
Notes payable – related parties	693,000	693,000
Accrued interest (including $1,648,000 and $1,557,000 due to related parties, respectively) (includes VIE balances of $155,000 and $134,000, respectively)	5,958,000	5,865,000
Contingent payment obligation	1,500,000	1,500,000
VIE Financing obligation	1,263,000	1,263,000
Operating lease liability, current portion	44,000	56,000
Derivative liability	265,000	112,000
Total current liabilities	15,611,000	15,025,000

Notes payable, long-term portion	142,000	142,000
Operating lease liability, long-term portion	-	1,000
Total Liabilities	15,753,000	15,168,000

Commitments and Contingencies

Stockholders’ Deficit
Series A Preferred stock, no par value; 100 shares authorized; 3 shares issued and outstanding	987,000	987,000
Series B Preferred stock par value $0.10: 100,000,000 shares authorized; 36,667 shares issued and outstanding	4,000	4,000
Preferred stock series not designated par value $0.10: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.0001: 4,000,000,000 shares authorized; 1,109,417,572 and 955,380,225 shares issued and outstanding, respectively	128,000	110,000
Additional paid-in capital	68,211,000	67,124,000
Accumulated deficit	(83,837,000)	(82,190,000)
Total Zerify, Inc. stockholders’ deficit	(14,507,000)	(13,965,000)
Noncontrolling interest in consolidated subsidiary	(912,000)	(890,000)
Total Stockholders’ Deficit	(15,419,000)	(14,855,000)
Total Liabilities and Stockholders’ Deficit	$334,000	$313,000

See accompanying notes to the condensed consolidated financial statements.

ZERIFY, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)

Revenue	$22,000	$32,000

Operating expenses:
Cost of revenue	17,000	10,000
Selling, general and administrative expenses	1,166,000	2,636,000
Research and development	157,000	154,000
Total operating expenses	1,340,000	2,800,000

Loss from operations	(1,318,000)	(2,768,000)

Other income (expense):
Interest and financing expenses (including $30,000 and $30,000 to related parties)	(140,000)	(99,000)
Debt discount amortization	(233,000)	-
Change in fair value of derivative liabilities	22,000	-
Other income (expense), net	(351,000)	(99,000)

Net loss	(1,669,000)	(2,867,000)
Net loss attributable to noncontrolling interest	22,000	7,000
Net loss attributable to Zerify, Inc.	$(1,647,000)	$(2,860,000)

Net loss per common share
-Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
-Basic and diluted	1,176,808,681	955,465,906

See accompanying notes to the condensed consolidated financial statements.

ZERIFY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)

Three months ended March 31, 2023

	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Non controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at December 31, 2022	3	$987,000	36,667	$4,000	1,109,417,572	$110,000	$67,124,000	$(82,190,000)	$(890,000)	$(14,855,000)

Vested stock options							292,000			292,000

Sale of common shares and warrants	-	-	-	-	176,599,998	18,000	777,000	-	-	795,000

Proceeds on the sale of warrants	-	-	-	-	-	-	18,000	-	-	18,000

Net loss	-	-	-	-	-	-	-	(1,647,000)	(22,000)	(1,669,000)

Balance at March 31, 2023 (unaudited)	3	$987,000	36,667	$4,000	1,286,017,570	$128,000	$68,211,000	$(83,837,000)	$(912,000)	$(15,419,000)

Three months ended March 31, 2022

	Series A Preferred stock, no per value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Non controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at December 31, 2021	3	$987,000	36,667	$4,000	955,380,225	$96,000	$59,788,000	$(71,595,000)	$(869,000)	$(11,589,000)

Fair value of common stock issued for services	-	-	-	-	134,853	-	6,000			6,000

Fair value of vested options							1,636,000			1,636,000

Net loss								(2,860,000)	(7,000)	(2,867,000)

Balance at March 31, 2022 (unaudited)	3	$987,000	36,667	$4,000	955,515,078	$96,000	$61,430,000	(74,455,000)	$(876,000)	$(12,814,000)

See accompanying notes to the condensed consolidated financial statements.

 ZERIFY, INC.

CONSENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,669,000)	$(2,867,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,000	-
Amortization of discount	233,000	-
Financing costs	21,000	-
Right-of-use asset	13,000	13,000
Fair value of common stock issued for services	-	6,000
Fair value of vested options and warrants	292,000	1,636,000
Change in fair value of derivative liabilities	(22,000)	-
Changes in operating assets and liabilities:
Accounts receivable	-	10,000
Prepaid expenses and other assets	1,000	11,000
Accounts payable and accrued expenses	176,000	46,000
Accrued interest	93,000	99,000
Operating lease liability	(13,000)	(14,000)
Net cash used in operating activities	(873,000)	(1,060,000)

Cash flows from investing activities:
Purchases of property and equipment	-	(24,000)
Net cash used in investing activities	-	(24,000)

Cash flows from financing activities:
Proceeds from sale of common stock	795,000	-
Proceeds from sale warrants	18,000	-
Proceeds from notes payable	154,000	-
Repayment of convertible note payable	(10,000)	(20,000)
Repayment of notes payable	(47,000)	(6,000)
Net cash provided by (used in) financing activities	910,000	(26,000)

Net increase (decrease) in cash	37,000	(1,110,000)

Cash at beginning of the year	192,000	2,084,000

Cash at end of the year	$229,000	$974,000

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing transactions
Fair value of derivative upon issuance of convertible debt recorded as debt discount	$176,000	$-

See accompanying notes to the condensed consolidated financial statements.

ZERIFY, INC.

NOTES TO THE CONDENSED CONSOLIDATD FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

On August 1, 2022,  FINRA approved the Company’s  Common Stock being quoted on the OTCQB Market under the symbol “ZRFY” (formerly “SFOR”).

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2023. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2022 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the SEC on April 14, 2023.

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

The Company and BST have a management agreement pursuant to which BST shall remit a monthly management fee of $36,000 to the Company; when BST reaches $1,000,000 in financing, BST will owe the Company an additional monthly management fee of approximately $140,000 for a three-year period. The management fee is eliminated in consolidation. At March 31, 2023 and December 31, 2022, the amount of VIE cash on the accompanying condensed consolidated balance sheets can be used only to settle obligations of BST. The amounts of VIE accounts payable, VIE Notes Payable, VIE Accrued Interest, and VIE Financing Obligation have no recourse to the Company’s general creditors.

Going Concern

The Company has yet to establish any history of profitable operations. During the three months ended March 31, 2023, the Company incurred a net loss of $1,669,000 and used cash in operating activities of $873,000 and at March 31, 2023, the Company had a stockholders’ deficit of $15,419,000.  In addition, the Company is in default on notes payable and convertible notes payable in the aggregate amount of $2,825,000. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report published on our December 31, 2022 year-end financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

Management estimates that the current funds on hand will be sufficient to continue operations through the next few months. Our ability to continue as a going concern is dependent upon our ability to continue to implement our business plan. Currently, management is attempting to increase revenues by selling through a channel of new distributors, value added resellers, strategic partners and original equipment manufacturers. While we believe in the viability of its strategy to increase revenues, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to increase its customer base and realize increased revenues. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution to its stockholders, in the case of equity financing.

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

Cost of revenue includes direct costs and fees related to the sale of the Company’s products.

The following tables present our revenue disaggregated by major product and service lines:

	Three Months Ended March 31,
	2023	2022
Software	$19,000	$32,000
Service	3,000	-
Total revenue	$22,000	$32,000

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

As of March 31, 2023 and December 31, 2022, the Company’s balance sheet includes Level 3 liabilities comprised of the fair value of embedded derivative liabilities of $265,000 and $112,000, respectively (see Note 8).

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

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	150,633,000	83,133,001
Warrants to purchase common stock	476,049,076	68,981,234
Convertible notes	101,745,573	21
Convertible Series B Preferred stock	1,255,638	1,284,394
Total	729,683,287	153,398,650

Concentrations

For the three months ended March 31, 2023, sales to two customers comprised 40% and 35% of revenues.  For the three months ended March 31, 2022, sales to four customers comprised 40%, 35%, 17% and 4% of revenues. At March 31, 2023, only two customers comprised more than 10% of accounts receivable.

The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits. At March 31, 2023, the Company had cash deposits that exceeded the federally insured limit of $250,000 per account. The Company believes that no significant concentration of credit risk exists with respect to its cash balances because of its assessment of the creditworthiness and financial viability of the financial institution.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses – Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivable. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. As a small business filer, ASU 2020-06 will be effective January 1, 2024, for the Company and the provisions of this update can be adopted using either the modified retrospective method or a fully retrospective method. Management is currently assessing the impact of adopting this standard on the Company’s financial statements and related disclosures.

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt–- Modifications and Extinguishments (Subtopic 470-50), Compensation–- Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity – Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force).” The ASU addresses how an issuer should account for modifications or an exchange of freestanding written call options classified as equity that is not within the scope of another Topic. For both public and private companies, the ASU is effective for fiscal years beginning after December 15, 2021. Transition is prospective. The Company has elected adoption of ASU 2021-04.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 2 – Convertible Notes Payable

Convertible notes payable consisted of the following:

	March 31, 2023	December 31, 2022
Unsecured
(a) Convertible notes due to AL-Bank	$373,000	$383,000
(b) Convertible note with Diagonal Lending	254,000	100,000

Unsecured
(c) Convertible notes with fixed conversion features, in default	895,000	895,000
Convertible notes payable	1,522,000	1,378,000
Less debt discount	(204,000)	(96,000)
Total Convertible notes payable	$1,318,000	$1,282,000

(a) During fiscal 2005, the Company issued notes payable to DART/Citco Global in the aggregate of $543,000. The notes bear interest at an average rate of 7.5% per annum and matured in December 2010. The aggregate notes are convertible by the note holder into less than one share of the Company’s common stock based on a fixed conversion price adjusted for applicable reverse stock splits that occurred in prior fiscal years. In fiscal 2009, the note holders agreed to the forbearance of any interest on the notes payable to DART/Citco Global. In August 2021, the notes were assigned to Aktieselskabet Arbejdernes Landsbank (“AL-Bank”), a Denmark based financing institution. In September 2021, the Company executed a repayment agreement with AL-Bank requiring the Company to  make monthly payments of $10,000 to AL-Bank, starting in October 2021 and ending in March 2025, for a total of $400,000. Once the payments are made in full pursuant to  the repayment agreement, the remaining balance of $143,000 will  be forgiven and will be accounted for at that time. At December 31, 2022, the outstanding balance of the unsecured convertible notes payable amounted to $383,000. During the three months ended March 31, 2023, the Company made principal payments of $10,000. At March 31, 2023, the outstanding balance of the unsecured convertible notes payable amounted to $373,000. The convertible notes payable, including accrued interest are convertible to approximately two shares of the Company’s common stock.

(b) On December 15, 2022, the Company issued a convertible note payable to 1800 Diagonal Lending LLC (“Diagonal Lending”) for  $100,000.  The note is unsecured, bears interest at a rate of 12%, or 22% on default, is due on December 15, 2023, and has a repayment penalty of 120% of the unpaid principal and unpaid interest if prepaid within 180 days of December 15, 2022. The convertible note payable is convertible into shares of the Company’s common stock at a conversion price of 65% of the two lowest daily volume weighted average price (“VWAP”) of the Company’s common stock during the 15 trading days immediately preceding the conversion date.  At December 31, 2022, the outstanding balance of the unsecured convertible notes payable amounted to $100,000.  On January 19, 2023, February 6, 2023, and March 4, 2023, the Company issued additional convertible notes payable to Diagonal Lending for $45,000, $55,000, and $54,000, on comparable terms, respectively.  At March 31, 2023, the outstanding balance of the unsecured convertible notes payable amounted to $254,000.  The convertible notes payable, including accrued interest, are convertible to approximately 101,745,558 shares of the Company’s common stock.

As the ultimate determination of shares of common stock to be issued upon conversion of these debentures can exceed the current number of available authorized shares, the Company determined that the conversion features of these debentures are not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as a derivative liability (see Note 8).  During the three months ended March 31, 2023, of the incurred derivative liability of $175,000 related to the conversion feature of the debentures, $154,000 was accounted as debt discount and the remaining $21,000 as financing costs. The debt discount is being amortized to interest expense over the term of the corresponding debentures. As of December 31, 2022, the unamortized debt discount was $96,000. During the three months ended March 31,2023, $154,000 was added related to the convertible notes issued during the period, and $46,000 was recorded to interest expense. As of March 31, 2023, the unamortized debt discount was $204,000.

(c) During fiscals 2005 through 2007, the Company issued notes payable in the aggregate of $895,000. The notes are unsecured, bear interest at a rate starting at 8% up to 18% per annum, were due on various dates from March 2008 to March 2015, and are currently in default. The aggregate notes are convertible by the note holders into less than one share of the Company’s common stock based on fixed conversion prices adjusted for applicable reverse stock splits that occurred in prior fiscal years. At March 31, 2023 and December 31, 2022, the outstanding balance of unsecured convertible notes payable amounted to $895,000 and $895,000, respectively, and are deemed in default. The convertible notes payable, including accrued interest are convertible to approximately thirteen shares of the Company’s common stock.

Note 3 – Convertible Notes Payable – Related Parties

In prior years, the Company issued unsecured convertible notes to its Chief Executive Officer (CEO) in exchange for cash and/or services rendered. The notes have a compounded interest rate of 8% per annum and will mature on December 31, 2023, as amended. The aggregate notes are convertible by the note holder into less than one share of the Company’s common stock at fixed conversion prices adjusted for applicable reverse stock splits. As of March 31, 2023 and December 31, 2022, the outstanding balance of the notes payable amounted to $268,000.

Note 4 – Notes Payable

Notes payable consisted of the following:

	March 31, 2023	December 31, 2022
Unsecured
(a) Notes payable - in default	$1,639,000	$1,639,000
(b) Notes payable issued by BST - in default	286,000	286,000
(c) Note payable - EID loan	148,000	149,000

Secured
(d) Notes payable – October 2022	1,000,000	1,000,000
(e) Notes payable - in default	6,000	6,000
(f) Notes payable – July 2022	165,000	211,000
Total notes payable principal outstanding	3,244,000	3,291,000
Less debt discount	(136,000)	(323,000)
Total notes payable	3,108,000	2,968,000
Less current portion of notes payable, net of discount	(2,966,000)	(2,826,000)
Long term notes payable	$142,000	$142,000

(a) In previous years, the Company issued notes payable in exchange for cash. The notes are unsecured, bear interest at a rate of 8% through 14% per annum and matured starting in fiscal 2011 up to November 2021. At March 31, 2023 and December 31, 2022, the outstanding balance of the notes payable was $1,639,000, respectively, and are in default.

(b) In 2018, the Company’s consolidated subsidiary BlockSafe, issued promissory notes in exchange for cash. The notes are unsecured, bearing interest at a rate of 8% per annum, and matured in September 2019. At December 31, 2021, the outstanding balance of the notes payable amounted to $310,000. During the year ended December 31, 2022, the Company made principal payments of $24,000. At December 31, 2022 and March 31, 2023 the outstanding balance of the BlockSafe notes payable amounted to $286,000, and are in default.

(c) On May 15, 2020, the Company received a $150,000 loan (the “EID Loan”) from the Small Business Administration (SBA) under the SBA’s Economic Injury Disaster Loan program. The EID Loan has a thirty-year term and bears interest at a rate of 3.75% per annum. Monthly principal and interest payments of $250 per month were deferred for twenty-four months and commenced in June 2022. The EID Loan may be prepaid at any time prior to maturity with no prepayment penalties. The proceeds from the EID Loan must be used for working capital. The EID Loan contains customary events of default and other provisions customary for a loan of this type.  As of December 31, 2022, the outstanding balance of the EID loan amounted to $149,000.  During the three months ended March 31, 2023, the Company made principal payments of $1,000. At March 31, 2023, the outstanding balance of the EID loan amounted to $148,000. The Company was in compliance with the terms of the EID loan as of March 31, 2023.

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

On the Closing Date (specifically October 26, 2022), the Company received $800,000 which represented the principal of $1,000,000 less an original issue discount in the amount of $200,000 paid to Walleye. Walleye received a seven (7) month note, with no interest and, only in the event of a default (after the Maturity Date) of twelve percent (12%) per annum. The Company shall have the right, exercisable on seven (7) Trading Days prior written notice to Walleye, to prepay the outstanding Principal Amount then due under this Note prior to any default. Walleye may demand immediate repayment in the event of certain events, including a financing event. In the event of default, Walleye shall have, as of and after any event of default, the option to cover the outstanding obligation of the Note at 90% of the lowest VWAP of the Common Stock on the date of the applicable conversion (the “Conversion Date”) or at any point during the four (4) Trading Day period immediately prior to the date of the applicable conversion.

In addition, on the Closing Date, Walleye received a five year Fifty Million (50,000,000) common stock purchase warrants, exercisable at $0.0045 per share which shall be earned in full as of the Closing Date of October 26, 2022. The  common stock purchase warrant has  a cashless exercise provision (unless there is a registration statement registering the underlying shares to the common stock purchase warrants).  As a result of these issuances and grants, the Company incurred the following (a) relative fair value of the warrants granted of $260,000; and (b) original issue discounts of $200,000 of the debentures for a total of $460,000 which was allocated as debt discount. The debt discount is being amortized to interest expense over the term of the corresponding debentures. As of December 31, 2022, the unamortized debt discount was $323,000.  During the three-month ended March 31, 2023, the Company recorded $187,000 as interest expense, leaving an unamortized debt discount balance of $136,000 at March 31, 2023.

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

At March 31, 2023 and December 31, 2022, the outstanding balance of the note payable was $1,000,000, respectively.

(e) In fiscal 2019 and 2020, the Company issued notes payable aggregating $468,000. The notes bear interest at a rate starting from 8% to 37% per annum, each agreement secured by substantially all of the assets of the Company, maturing between March 2020 and July 2021. The Company also made principal payments of $319,000, and one unsecured note of $21,000 was extinguished as part of a debt settlement obligation transaction. At March 31, 2023 and December 31, 2022, the outstanding balance of the secured notes payable was $6,000 and $6,000, respectively, and is in default.

(f) In July 2022, the Company issued notes payable aggregating $275,000. The notes bear an average interest rate of 51% per annum, each agreement secured by substantially all of the assets of the Company and maturing in January 2024.  At December 31, 2022, the outstanding balance of the secured notes payable was $211,000.  During the three months ended March 31, 2023, the Company made principal payments of $46,000.  At March 31, 2023, the outstanding balance of the secured notes payable was $165,000.

Note 5 – Notes Payable – Related Party

Notes payable-related party notes represent unsecured notes payable to the Company’s Chief Executive Officer (CEO) ranging in interest rates of 0% per annum to 10% per annum and will mature on December 31, 2023, as amended. The outstanding balance of these notes payable at March 31, 2023 and December 31, 2022 amounted to $693,000.

Note 6 – VIE Financing Obligation

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

At March 31, 2023 and December 31, 2022, the outstanding balance of financing obligations amounted to $1,263,000, respectively, to be paid in tokens.  At March 31, 2023 and through the date of filing, BlockSafe has not developed or issued any tokens and there is no assurance as to whether, or at what amount, or on what terms, tokens will be available to be issued, if ever. At March 31, 2023, as the tokens do not exist, and any amounts received for tokens are not considered equity or revenue, management determined that 100% of the obligation of $1,263,000 is a liability to be settled by BlockSafe, through the issuance of tokens, or through other means if tokens are never issued.

Note 7 – Contingent Payment Obligation

On September 6, 2017, the Company entered into a litigation funding agreement with Therium Inc. (subsequently Therium Luxembourg) and VGL Capital, LLC (collectively the “Funders”) for financing of $1,500,000 from the Funders to allow the Company to pursue patent enforcement actions against alleged infringements of its patents. In exchange for the financing, the Funders are entitled to receive (after the payment of legal fees), the first $1,500,000 from the gross proceeds of any claims awarded, 10% of any additional claim proceeds until the Funders have received an additional $7,500,000, and 2.5% of any claim proceeds thereafter.  The Funders are to be paid only if the Company achieves recoveries of claim proceeds.  At March 31, 2023 and December 31, 2022, the Company has reflected the $1,500,000 received from the Funders as a contingent payment obligation to be paid only if patent enforced claim proceeds are recovered.

Note 8 – Derivative Financial Instruments

The FASB has issued authoritative guidance whereby instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The Company has issued convertible debentures, and in accordance with the FASB authoritative guidance, the conversion features have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using the Binomial pricing model and/or Black Scholes pricing model with the following assumptions:

	At March 31, 2023	Issued 2023	At December 31, 2022

Stock Price	$0.0026	$0.0054	$0.0055
Exercise Price	$0.0034	$0.0034	$0.0034
Expected Life (Years)	0.79	1.00	0.80
Volatility	163%	162%	165%
Dividend Yield	0%	0%	0%
Risk-Free Interest Rate	4.64%	4.84%	4.73%

Fair value:
Conversion feature	$265,000	$175,000	$112,000

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

At December 31, 2022, the balance of the derivative liabilities was $112,000.  During the three months ended March 31, 2023, the Company recognized derivative liabilities of $175,000 upon issuance of additional secured convertible debentures (see Note 2). Pursuant to current accounting guidelines, the Company determined the fair value of the derivative liability on March 31, 2023 was $265,000, and as a result, recorded a change in fair value of $22,000 as a component of other income and expenses in the consolidated statements of operations.

Note 9 - Stockholders’ Deficit

Common Stock

During the three months ended March 31, 2023, pursuant to the Company’s Qualified Regulation A Offering, the Company issued 176,599,998 shares of common stock in exchange for cash of $795,000, net of direct fees and commissions. As part of the offering, the Company also issued warrants to certain investors and placement agent to purchase 35,319,999 shares of common stock. The warrants are fully vested, exercisable at $0.02 per share and will expire in five years.

Warrants

The table below summarizes the Company’s warrant activities for the three months ended March 31, 2023:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, January 1, 2023	362,729,077	$ 0.0045-0.75	$0.006
Granted	113,319,999	0.02	0.02
Canceled/Expired	-	-	-
Exercised	-	-	-
Balance outstanding and exercisable, March 31, 2023	476,049,076	$0.0045 – 0.75	$0.009

At March 31, 2023, the warrants had no intrinsic value.

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2023:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.0045	346,666,653	4.47	$0.0045
0.02	124,339,999	4.90	0.02
0.05	5,000,000	3.48	0.50
0.75	42,424	1.68	0.75

$0.0045 - $0.75	476,049,076	4.46	$0.009

During the three months ended March 31, 2023, pursuant to our private placement under Rule 506(b) of Regulation D, the Company sold 78,000,000 warrants to purchase shares of common stock in exchange for cash of $18,000, net of direct fees and commissions. The warrants are fully vested, exercisable at $0.02 per share, and expire in five years.

Note 10 – Stock Options

The table below summarizes the Company’s stock option activities for the three months ended March 31, 2023:

	Number of Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Balance, January 1, 2023	150,633,001	$0.0045- 1,121,250,000	$0.0307
Granted	-	-	-
Exercised	(1)	$1,121,250,000	1,121,250,000
Expired	-	-	-
Balance outstanding, March 31, 2023	150,633,000	$0.0045-3.00	$0.0306
Balance exercisable, March 31, 2023	120,591,791	$0.0045-3.00	$0.0371

The following table summarizes information concerning the Company’s stock options as of March 31, 2023:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$3.0000	518,000	3.80	$3.0000	518,000	3.80	$3.000
2.0000	115,000	6.72	2.0000	115,000	6.72	2.0000
0.0375	65,000,000	8.73	0.0375	65,000,000	8.73	0.0375
0.005	17,500,000	7.84	0.0050	17,500,000	7.84	0.0050
0.0045	67,500,000	9.72	0.0045	37,458,791	9.97	0.0045
$0.0045 – 3.000	150,633,000	6.18	$0.0307	120,591,791	6.18	$0.0371

At March 31, 2023 and December 31, 2022, the intrinsic value of outstanding options was $0 and $76,000, respectively.

Note 11 – Commitment and Contingencies

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

Note 12 – Subsequent Events

On May 2, 2023, The Company issued Supplemental No. 1 dated May 2, 2023 to the Offering Circular qualified on December 31, 2022.  The Company elected to affect the Qualified Offering of December 21, 2022 by: (a) reducing the Per Unit Price from $0.0225 to $0.018; and (b) reducing the per share price of each of the 5 shares from $0.0045 to $0.0036 that comprise each 1 Unit. The warrant that is also a part of each Unit as previously disclosed in the Qualified Offering remains with a $0.02 cent exercise price. The Unit Price and the Per Share Price are being made pursuant to Rule 253(g)(2) of the Securities Act of 1933, as amended (the “Securities Act’), which allows an up to 20% price change in a qualified offering statement.

Subsequent to March 31, 2023, pursuant to the Company’s Qualified  Regulation A Offering, the Company issued 70,000,000 shares of common stock in exchange for cash of $261,000, net of direct fees and commissions. As part of the offering, the Company also issued warrants to certain investors and placement agent to purchase 14,000,000 shares of common stock. The warrants are fully vested, exercisable at $0.02 per share and will expire in five years.

On April 18, 2023, the Company entered into a consulting agreement for corporate advisory services.  The agreement is for a period of six months for which the Company agreed to issue 10,000,000 shares of common stock for the services.

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

The Board of Directors believes that the name change will better reflect the business plans of the Company as reflected in the current cyber security software and in the name Zerify which emphasizes the Company’s mission to ensure Zero-Trust for the most secure collaborative communications and that every participant is verified prior to entering a video conference.

On August 1, 2022, pursuant to the approval from FINRA, our Common Stock is now quoted on the OTCQB Market under the symbol “ZRFY” (formerly “SFOR”).

Our executive office is located at 1090 King Georges Post Road, Suite 603, Edison, NJ 08837. Our telephone number is (732) 661-9641. At March 31, 2023, we had 14 employees. Our Company’s website is www.zerify.com (we are not including the information contained in our website as part of, nor should the information be relied upon or incorporated by reference into, this report on Form 10-Q).

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

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2023 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2022

Revenues for the three months ended March 31, 2023 were $22,000 compared to $32,000 for the three months ended March 31, 2022, a decrease of $10,000 or 31%. The decrease in revenues was primarily due to a decrease in revenues relating to our ProtectID®, GuardedID® and MobileTrust® and Zerify™ Meet products, as affected by impairments related to the economic consequences of the COVID-19 pandemic, and several of our clients changing their strategy. Revenues are derived from software and services.

Cost of revenues for the three months ended March 31, 2023 was $17,000 compared to $10,000 for the three months  ended March 31, 2022, an increase of $7,000 or 70%. The increase in cost of revenues was primarily due to an increase in the software fees related to our product offerings. Cost of revenues are fees and key fobs related to our revenues, and as a percentage of total revenues for the three months ended March 31, 2023 was 77.3% compared to 31.3% for the three months ended March 31, 2022.

Compensation, professional fees, and selling, general and administrative (collectively, “SGA”) expenses for the three months ended March 31, 2023 were $1,166,000 compared to $2,636,000 for the three months ended March 31, 2022, a decrease of $1,470,000. The decrease was due primarily to a decrease in stock-based compensation, offset by an increase in compensation/benefits expenses and professional fees. SG&A expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock options to employees and other general corporate expenses.

Research and development expenses for the three months ended March 31, 2023 were $157,000 compared to $154,000 for the three months ended March 31, 2022, an increase of $3,000 or 2%. The increase was primarily due to a slight  increase in salaries and benefit expenses as compared to the prior year period.  The salaries, benefits and overhead costs of personnel conducting research and development of our software products primarily comprise our research and development expenses.

For the three months ended March 31, 2023, other expense was $351,000 as compared to other expense of $99,000 for the three months ended March 31, 2022, an increase in other expense of $252,000 or 255%. The increase was primarily due to debt discount amortization of $233,000 and financing expenses of $21,000, offset by the change in the fair value of derivative liabilities of 22,000, all of which did not occur in the prior year period.  Interest expenses increased $21,000, or 21%, due to our increased debt levels.

Our net loss for the three months ended March 31, 2023 was $1,669,000 compared to $2,867,000 for three months ended March 31, 2022, a decrease of $1,198,000, or 42%. The decrease was primarily due to decreased revenue and increased other expenses, offset by decreased operating expense discussed above.

Liquidity and Capital Resources

Our total current assets at March 31, 2023 were $249,000, as compared with $212,000 in total current assets at December 31, 2022. Additionally, we had a stockholders’ deficit in the amount of $15,419,000 at March 31, 2023 compared to a stockholders’ deficit of $14,855,000 at December 31, 2022. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. We financed our operations during the three months ended March 31, 2023 primarily from the cash balance from the year ended December 31, 2022 and from proceeds of equity instruments and notes payable issued during the three months ended March 31, 2023.

During the three months ended March 31, 2023, pursuant to our Qualified Regulation A Offering, we issued 176,599,998 shares of common stock in exchange for cash of $795,000, net of direct fees and commissions. As part of the offering, we also issued warrants to certain investors and placement agent to purchase 35,319,999 shares of common stock. The warrants are fully vested, exercisable at $0.02 per share and will expire in five years.

During the three months ended March 31, 2023, pursuant to our private placement under Rule 506(b) of Regulation D, we sold 78,000,000 warrants to purchase shares of common stock in exchange for cash of $18,000, net of direct fees and commissions. The warrants are fully vested, exercisable at $0.02 per share and will expire in five years.

Going Concern

We have yet to establish any history of profitable operations. During the three months ended March 31, 2023, the Company incurred a net loss of $1,669,000 and used cash in operating activities of $873,000 and at March 31, 2023, the Company had a stockholders’ deficit of $15,419,000.  In addition, we are in default on notes payable and convertible notes payable in the aggregate amount of $2,825,000. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report published on our December 31, 2022 year-end financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

The Company’s revenue consists of revenue from sales and support of our software products. Revenue primarily consists of sales of software licenses and subscriptions of our ProtectID®, GuardedID®, Zerify Meet™ and Zerify Defender™ products. We recognize revenue from these arrangements ratably over the contractual service period. For service contracts, the Company’s performance obligations are satisfied, and the related revenue is recognized, as services are rendered.

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

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (CFO) of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2023. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the following material weaknesses:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the interim period ended March 31, 2023.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Constantino Zanfardino, Derivatively on Behalf of Nominal Defendant Zerify, Inc., formerly known as Strikeforce Technologies, Inc. v. Mark L. Kay, Ramarao Pemmaraju and George Waller, Defendants, and Zerify, Inc. formerly known as Strikeforce Technologies, Inc., Nominal Defendant (U.S. District Court, District of New Jersey, Civil Action No. 2:22-cv-07258-MCA-AME)

On December 13, 2022, a claimed stockholder, Constantino Zanfardino (“Plaintiff”),  filed a stockholder derivative Complaint against our directors, Mark L. Kay, Ramarao Pemmaraju and George Waller (collectively, “Defendants”). Plaintiff asserts claims against each of the Defendants for breach of fiduciary duty, waste of corporate assets and unjust enrichment resulting from Defendants’ alleged wrongdoing in their management of the Company.   Through the litigation, Plaintiff seeks judgment against each of the Defendants in favor of the Company. On March 3, 2023, the Defendants’ filed a Memorandum of Law in Support of their Motion to Dismiss Plaintiff’s Complaint.  On March 10, 2023, the Defendants served a motion to dismiss the complaint  upon the Plaintiff.  The Plaintiff’s opposition to the Defendants’ motion to dismiss is due on May 9, 2023.   Defendants are vigorously defending this litigation. At this time, it is not possible to estimate the ultimate outcome of this litigation.

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

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

During the three months ended March 31, 2023, pursuant to the Company’s Qualified Regulation A Offering, the Company issued 176,599,998 shares of common stock in exchange for cash of $795,000, net of direct fees and commissions. As part of the offering, the Company also issued warrants to certain investors and placement agent to purchase 35,319,999 shares of common stock. The warrants are fully vested, exercisable at $0.02 per share and will expire in five years.

During the three months ended March 31, 2023, pursuant to our private placement under Rule 506(b) of Regulation D, the Company sold 78,000,000 warrants to purchase shares of common stock in exchange for cash of $18,000, net of direct fees and commissions. The warrants are fully vested, exercisable at $0.02 per share, and expire in five years.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

At March 31, 2023, the Company is in default on notes payable and convertible notes payable in the aggregate amount of $2,825,000.  We have not made various principal and interest payments on many of our debt obligations. We continue to seek work-out arrangements and applicable refinancing with new or revised debt or equity instruments. See Notes 2 and 4 to the condensed consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES.

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

ZERIFY, INC.

Dated: May 15, 2023	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: May 15, 2023	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer

