Form 10-K/A
period 2022-12-31
Zerify, Inc.
filed 2023-06-27
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment Number 1

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

Documents Incorporated By Reference

None

The registrant’s auditor is Weinberg & Company, P.A, Los Angeles, California (PCAOB ID 572)

EXPLANATORY NOTE

Zerify, Inc. is referred to herein as “we”, “us”, “our”, or the “Company.

On April 14, 2023, we filed our Form 10-K for the fiscal year ended December 31, 2022 (the 10-K); however, we failed to include under Controls and Procedures, our Management’s annual report on internal control over financial reporting in the 10-K (the “Report”). We are amending the Form 10-K in this Form 10-K amendment to reflect the addition of the Report. In connection therewith, our 10-K filed on April 14, 2023 regarding Controls and Procedures is stated at page 30, as follows:

“ITEM 9A. CONTROLS AND PROCEDURES

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

2

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter or during 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.”

We hereby amend the above disclosure to also include the Report, as follows:

Management’s Annual Report on Internal control over Financial reporting

(c) Managements Annual report on Internal Control over Financial reporting

Cash

We currently have our Controller perform all of the Company’s Bank reconciliations to ensure the accuracy of the Cash that is being reporting.

Accounts receivable

Due to lack of segregation in duties, as mentioned in our evaluation of control over financial reporting, our controller will prepare the customer invoices along with any supporting documentation to support the invoice and posting the cash payment on account once received. We are planning on having our accounting staff post the Cash Receivable on account, which will allow our Controller to reconcile the Cash and Accounts Receivable Ledger to the sub-Ledger to ensure accuracy.

Accounts Payables

A. Vendor Invoices

When a Vendor invoice is received it must be validated prior to being posted on account and it must have supporting documentation, which validates the invoice along with review and approval from the corresponding Manager.

B. Payments to Vendors

When payments are made to Vendors via Check ACH or Wire, an invoice must be submitted and validated. Our controller currently processes the invoices for payment and our Chief Executive Officer (“CEO”) currently approves and issues the payment. For internal controls purposes, any amount over $5,000 USD requires a second signature from another Company officer, such as our Chief Operating Officer or Chief Information Officer. . Once the payment is made, our Controller records the payment accordingly and reconciles it with the cash.

C. Expense reports (Reimbursable cost)

All reimbursable cost has to be approved in advance by the corresponding manager as well as our CEO. Once approved, the employee, consultant or client must provide complete a reimbursement form accompanied by receipts of the transaction detailing the approved expense with the name, quantity, amount, and date of purchase. They also need to show the payment method to establish they actually paid for the item themselves. Once the form and receipts are submitted to the controller, he reviews the Expense report along with the receipts for accuracy and validation. Our Controller then records the expenses to be paid out on a weekly basis, and the CEO conducts a final review prior to issuing the payment.

D. Payroll

We issue Payroll on a Bi-weekly basis. Our employees are on a salary, hourly, or commission basis. All hourly employees are to submit a timesheet no later than the Friday before a pay date and is required to be approved by the corresponding manager and then paid with the bi-weekly check run. For Salaried employees, management approval is still required and paid on a bi-weekly basis. For commissions, we agree upon the rate in which they are to be paid based on results of sales and other factors; once approved by the manager, it is then s submitted to the Controller or CEO for processing via ADP. Once completed prior to submitting the Payroll the Controller Prints, the Pay register and Summary report is provided to the CEO to review for accuracy. Once approved, the payroll is submitted and pay is issued on the pay date.

3

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZERIFY, INC.

Dated: June 27, 2023	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: June 27, 2023	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark L. Kay	Director	June 27, 2023
Name: Mark L. Kay

/s/ Ramarao Pemmaraju	Director	June 27, 2023
Name: Ramarao Pemmaraju

/s/ George Waller	Director	June 27, 2023
Name: George Waller

4