Form 10-K/A
period 2022-12-31
Zerify, Inc.
filed 2023-07-06
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment Number 2

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

Zerify, Inc. (“we,” “us,” or “our”) is filing this Amendment No. 2 on Form 10-K/A (the “Amendment”) in order to amend and restate certain items of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed April 14, 2023 (the “Original 10-K”), to provide amended disclosures pursuant to correspondence with the staff of the Securities and Exchange Commission in connection with their review of the Original 10-K. On June 27, 2023, we filed Amendment No. 1 on Form 10-K/A, which amended changes are inapplicable and being replaced by this Amendment Number 2.

Part II. Item 9A of the Original 10-K is hereby amended with the addition to Item 9A of only:

(c) Management’s Report on Internal Controls Over Financial Reporting

We are also including currently dated certifications by our principal executive officer and principal financial officer as Exhibits 31.1 and 31.2 under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Section 302 Certifications”).

Other than as expressly set forth above, this Amendment does not, and does not purport to, update or restate the information in the Original 10-K or reflect any events that have occurred after the Original 10-K. Moreover, the information in this Amendment does not update or otherwise affect the financial statements filed as part of the Original 10-K. This Amendment should be read in conjunction with the Original 10-K and our other filings with the SEC. The filing of this Amendment is not an admission that the Original 10-K, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Item 9A. Controls and Procedures

(c) Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on such evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2022.

This Report does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

For the period ended December 31, 2022, management identified material weaknesses in internal control over financial reporting related to: (a) ineffective controls over accounting for non-routine transactions to ensure timely, complete and accurate financial reporting in conformity with generally accepted accounting principles; (b) the lack of consistent review of journal entries prior to their posting to the general ledger; (c) the lack of formal segregation controls over our information technology; and (d) the lack of segregation of duties in our accounting and financial reporting process.

2

Based on the remediation efforts described below, weakness have not been fully remediated as of December 31, 2022, and weaknesses have not been fully remediated as of December 31, 2022. Our remediation efforts in the future will include the following:

•	Adding experienced technical accounting personnel, and continuing to engage with external technical accounting consultants, to facilitate timely and accurate accounting for non-routine transactions;
•	Expanding the team of experienced accounting personnel to allow for appropriate review of journal entries and general segregation of duties;
•	Implementing new software tools to facilitate systematic processing and effective review of journal entries prior to entering in the general ledger; and
•	Partnering with external consultants specializing in public company control compliance to assess and implement controls over financial and information technology processes.

Notwithstanding the assessment that our internal controls over financial reporting were not effective in prior periods, we believe we have employed supplementary procedures to ensure the financial statements contained in this Report fairly present in all material respects, our financial position as of December 31, 2022, and results of operations and cash flows for the periods ending December 31, 2022.

Item 15  Exhibits

31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

31.2 Certification of Principal Financial Officer  pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

3

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZERIFY, INC.

Dated: July 6, 2023	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: July 6, 2023	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark L. Kay	Director	July 6, 2023
Name: Mark L. Kay

/s/ Ramarao Pemmaraju	Director	July 6, 2023
Name: Ramarao Pemmaraju

/s/ George Waller	Director	July 6, 2023
Name: George Waller

4