Form 10-Q
period 2023-06-30
Zerify, Inc.
filed 2023-10-03
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $2,844,000.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 1, 2023
Common stock, $0.0001 par value	2,012,230,283

Indicate the number of shares outstanding of each of the issuer’s classes of preferred stock, as of the latest practicable date.

Class	Outstanding at September 1, 2023
Preferred stock, Series A, no par value	3

Class	Outstanding at September 1, 2023
Preferred stock, Series B, $0.10 par value	36,667

Transitional Small Business Disclosure Format Yes ☐     No ☒

Documents Incorporated By Reference

None

ZERIFY, INC.

INDEX TO FORM 10-Q FILING

JUNE 30, 2023

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ZERIFY, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash (includes VIE balances of $300 and $1,000, respectively)	$43,000	$192,000
Accounts receivable, net	5,000	20,000
Prepaid expenses	1,000	-

Total current assets	49,000	212,000

Property and equipment, net	33,000	36,000
Operating lease right-of-use asset	27,000	54,000
Other assets	10,000	11,000

Total Assets	$119,000	$313,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses (includes VIE balances of $4,000 and $4,000, respectively)	$1,250,000	$1,160,000
Convertible notes payable, net of discount of $114,000 and $96,000 respectively (including $895,000 in default)	1,328,000	1,282,000
Convertible notes payable - related parties	268,000	268,000
Notes payable (including $2,930,000 and $1,930,000 in default, respectively) (includes VIE balances of $286,000 and $286,000, respectively)	3,157,000	2,826,000
Notes payable - related parties	693,000	693,000
Accrued interest (including $1,685,000 and $1,557,000 due to related parties, respectively)(includes VIE balances of $176,000 and $134,000, respectively)	6,390,000	5,865,000
Contingent payment obligation	1,500,000	1,500,000
VIE Financing obligation	1,263,000	1,263,000
Operating lease liability, current portion	29,000	56,000
Derivative liability	1,023,000	112,000

Total current liabilities	16,901,000	15,025,000

Notes payable, long-term portion	142,000	142,000
Operating lease liability, long-term portion	-	1,000

Total Liabilities	17,043,000	15,168,000

Commitments and Contingencies

Stockholders' Deficit
Series A Preferred stock, no par value; 100 shares authorized; 3 shares issued and outstanding	987,000	987,000
Series B Preferred stock par value $0.10: 100,000,000 shares authorized; 36,667 shares issued and outstanding	4,000	4,000
Preferred stock series not designated par value $0.10: 10,000,000 shares authorized; none issued or outstanding	-	-

Common stock par value $0.0001: 10,000,000,000 shares authorized; 1,452,654,997 and 1,109,417,572 shares issued and outstanding, respectively	149,000	110,000

Additional paid-in capital	69,608,000	67,124,000
Accumulated deficit	(86,759,000)	(82,190,000)
Total Zerify, Inc. stockholders' deficit	(16,011,000)	(13,965,000)
Noncontrolling interest in consolidated subsidiary	(913,000)	(890,000)

Total Stockholders' Deficit	(16,924,000)	(14,855,000)

Total Liabilities and Stockholders' Deficit	$119,000	$313,000

See accompanying notes to the condensed consolidated financial statements

ZERIFY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$19,000	24,000	$41,000	$56,000

Operating expenses:
Cost of revenue	20,000	12,000	37,000	22,000
Selling, general and administrative expenses	533,000	2,451,000	1,699,000	5,087,000
Research and development	133,000	158,000	290,000	312,000

Total operating expenses	686,000	2,621,000	2,026,000	5,421,000

Loss from operations	(667,000)	(2,597,000)	(1,985,000)	(5,365,000)

Other income (expense):
Interest and financing expenses (including $30,000 and $60,000 to related parties, respectively)	(1,215,000)	(100,000)	(1,355,000)	(199,000)
Debt discount amortization	(268,000)	-	(501,000)	-
Financing costs	-	(165,000)	-	(165,000)
Change in fair value of derivative liabilities	48,000	-	70,000	-
Loss on extinguishment of debt, net	(19,000)	-	(19,000)	-
Other expense	-	(1,000)	-	(1,000)

Total other expense, net	(1,454,000)	(266,000)	(1,805,000)	(365,000)

Net loss	(2,121,000)	(2,862,000)	(3,790,000)	(5,730,000)

Net loss attributable to noncontrolling interest	1,000	6,000	23,000	13,000

Net loss attributable to Zerify, Inc.	$(2,120,000)	(2,857,000)	$(3,767,000)	$(5,717,000)

Deemed dividend to warrant holders	(802,000)	-	(802,000)	-

Net loss to common stockholders	$(2,922,000)	(2,857,000)	$(4,569,000)	$(5,717,000)

Net loss per common share
-Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding
-Basic and diluted	1,355,837,954	984,334,754	1,272,312,349	969,980,079

See accompanying notes to the condensed consolidated financial statements

ZERIFY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIODS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)

	Series A Preferred stock, no par value		Series B Preferred stock, par value $0.10		Common stock, par value $0.0001		Additional Paid-in	Accumulated	Non controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at December 31, 2022	3	$987,000	36,667	$4,000	1,109,417,572	$110,000	$67,124,000	$(82,190,000)	$(890,000)	$(14,855,000)

Vested stock options	-	-	-	-	-	-	292,000	-	-	292,000

Sale of common shares and warrants	-	-	-	-	176,599,998	18,000	777,000	-	-	795,000

Proceeds on the sale of warrants	-	-	-	-	-	-	18,000	-	-	18,000

Net loss	-	-	-	-	-	-	-	(1,647,000)	(22,000)	(1,669,000)

Balance at March 31, 2023	3	$987,000	36,667	$4,000	1,286,017,570	$128,000	$68,211,000	$(83,837,000)	$(912,000)	$(15,419,000)

Sale of common shares and warrants	-				130,000,000	13,000	483,000			496,000

Fair value of shares issued for services	-	-	-	-	5,000,000	5,000	21,000	-	-	26,000

Common shares issued upon conversion of note payable	-	-	-	-	31,637,427	3,000	91,000	-	-	94,000

Deemed dividend on sale of warrant for cash							802,000	(802,000)		-

Net loss	-	-	-	-	-	-	-	(2,120,000)	(1,000)	(2,121,000)

Balance at June 30, 2023	3	$987,000	36,667	$4,000	1,452,654,997	$149,000	$69,608,000	$(86,759,000)	$(913,000)	$(16,924,000)

Balance at December 31, 2021	3	$987,000	36,667	$4,000	955,380,255	$96,000	$59,788,000	$(71,595,000)	$(869,000)	$(11,589,000)

Fair value of common stock issued for services	-	-	-	-	134,853	-	6,000	-	-	6,000

Fair value of vested options	-	-	-	-	-	-	1,636,000	-	-	1,636,000

Net loss	-	-	-	-	-	-	-	(2,860,000)	(7,000)	(2,867,000)

Balance at March 31, 2022	3	$987,000	36,667	$4,000	955,515,078	$96,000	$61,430,000	$(74,455,000)	$(876,000)	$(12,814,000)

Common stock issued for cash	-	-	-	-	50,000,000	5,000	935,000	-	-	940,000

Fair value of common stock issued for services	-	-	-	-	7,596,083	-	163,000	-	-	163,000

Fair value of vested options	-	-	-	-	-	-	1,322,000	-	-	1,322,000

Net loss	-	-	-	-	-	-	-	(2,857,000)	(6,000)	(2,863,000)

Balance at June 30, 2022	3	$987,000	36,667	$4,000	1,013,111,161	$101,000	$63,850,000	$(77,312,000)	$(882,000)	$(13,252,000)

See accompanying notes to the condensed consolidated financial statements

ZERIFY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(UNAUDITED)
	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2023	June 30, 2022
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,790,000)	$(5,730,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,000	(1,000)
Amortization of discount	501,000	-
Fair value of derivative liability upon default of a note payable	852,000	-
Fair value of common stock issued for services	26,000	168,000
Fair value of vested options and warrants	292,000	2,959,000
Loss on extinguishment of debt	19,000	-
Allowance for bad debts	11,000	-
Change in fair value of derivative liabilities	(70,000)	-
Changes in operating assets and liabilities:
Accounts receivable	4,000	11,000
Prepaid expenses and other assets	(1,000)	4,000
Right of use assets	27,000	26,000
Accounts payable and accrued expenses	90,000	75,000
Accrued interest	525,000	192,000
Operating lease liability	(28,000)	(27,000)
Net cash used in operating activities	(1,538,000)	(2,321,000)

Cash flows from investing activities:
Purchases of property and equipment	-	(36,000)
Net cash used in investing activities	-	(36,000)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	1,309,000	940,000
Proceeds from convertible notes	154,000	-
Repayment of convertible note payable	(30,000)	(50,000)
Proceeds from advances on future receipts	185,000
Repayment of advance on future receipts	(133,000)	-
Repayment of notes payable	(96,000)	(38,000)
Net cash provided by financing activities	1,389,000	852,000

Net decrease in cash	(149,000)	(1,505,000)

Cash at beginning of the period	192,000	2,084,000

Cash at end of the period	$43,000	$579,000

Supplemental disclosure of cash flow information:
Interest paid	$45,000	$8,000
Income tax paid	$-	$1,000

Supplemental disclosure of non-cash investing and financing transactions
Fair value of derivative upon the issuance of convertible debt recorded as debt discount	$176,000
Deemed dividends from issuance of warrant for cash	$802,000	$-
Common stock issued upon conversion of debt settlement	$94,000	$-

See accompanying notes to the condensed consolidated financial statements

ZERIFY, INC.

NOTES TO THE CONDENSED CONSOLIDATD FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

Note 1 - Organization and Summary of Significant Accounting Policies

Zerify, Inc. (formerly known as StrikeForce Technologies, Inc.) (the “Company”), a software development and services company, offers a suite of integrated computer network security products using proprietary technology. The Company’s operations are based in Edison, New Jersey and the Company’s common stock is traded on the OTCQB Market under the symbol “ZRFY” (formerly “SFOR”).

In June 2023, the Company increased its authorized capital from 4 billion common shares to 10 billion common shares.

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2023. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2022 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the SEC on April 14, 2023.

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

The Company and BST have a management agreement pursuant to which BST shall remit a monthly management fee of $36,000 to the Company; when BST reaches $1,000,000 in financing, BST will owe the Company an additional monthly management fee of approximately $140,000 for a three-year period. The management fee is eliminated in consolidation. At June 30, 2023 and December 31, 2022, the amount of VIE cash on the accompanying condensed consolidated balance sheets can be used only to settle obligations of BST. The amounts of VIE accounts payable, VIE Notes Payable, VIE Accrued Interest, and VIE Financing Obligation have no recourse to the Company’s general creditors.

Going Concern

The Company has yet to establish any history of profitable operations. During the six months ended June 30, 2023, the Company incurred a net loss of $3,790,000 used cash in operating activities of $1,538,000 and at June 30, 2023, the Company had a stockholders’ deficit of $16,924,000. In addition, the Company is in default on notes payable and convertible notes payable in the aggregate amount of $3,825,000. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report published on our December 31, 2022 year-end financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

Significant estimates include those related to accounting for financing obligations, assumptions used in valuing equity instruments issued for cash and services, assumptions used in valuing derivative liabilities, the valuation allowance for deferred tax assets, and the accrual of potential liabilities. Actual results could differ from those estimates.

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

Cost of revenue includes direct costs and fees related to the sale of the Company’s products.

The following tables present our revenue disaggregated by major product and service lines:

	Three Months Ended June 30,
	2023	2022
Software	$19,000	$24,000
Service	-	-
Total revenue	$19,000	$24,000

	Six Months Ended June 30,
	2023	2022
Software	$38,000	$56,000
Service	3,000	-
Total revenue	$41,000	$56,000

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

As of June 30, 2023, and December 31, 2022, the Company’s balance sheet includes Level 3 liabilities comprised of the fair value of embedded derivative liabilities of $1,023,000 and $112,000, respectively (see Note 8).

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The Company evaluates embedded conversion features within its convertible debt to determine whether the embedded conversion features should be bifurcated from the host instrument and accounted for as a derivative. The fair values of the embedded derivatives are determined using the trinomial/binomial valuation method at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

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

	Six Months Ended June 30,
	2023	2022
Options to purchase common stock	150,633,000	83,133,001
Warrants to purchase common stock	606,049,076	68,375,757
Convertible notes	786,698,512	21
Convertible Series B Preferred stock	7,333,400	2,347,752
Total	1,550,713,988	153,856,531

Concentrations

For the six months ended June 30, 2023, sales to two customers comprised 41% and 33% of revenues. For the six months ended June 30, 2022, sales to two customers comprised 42% and 30% of revenues. At June 30, 2023, only two customers comprised more than 41% of accounts receivable.

The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits. Cash deposits are federally insured up to $250,000 per account. The Company believes that no significant concentration of credit risk exists with respect to its cash balances because of its assessment of the creditworthiness and financial viability of the financial institution.

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

Note 2 – Convertible Notes Payable

Convertible notes payable consisted of the following:

	June 30, 2023	December 31, 2022
Unsecured
(a) Convertible notes due to AL-Bank	$353,000	$383,000
(b) Convertible note with Diagonal Lending	194,000	100,000

Unsecured
(c) Convertible notes with fixed conversion features, in default	895,000	895,000
Convertible notes payable	1,442,000	1,378,000
Less debt discount	(114,000)	(96,000)
Total Convertible notes payable	$1,328,000	$1,282,000

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

During the six months ended June 30, 2023, the Company made principal payments of $30,000. In June 2023, AL- Bank amended the agreement and extended the maturity date by three months with no changes to the original terms and conditions the agreement.

At June 30, 2023, the outstanding balance of the unsecured convertible notes payable amounted to $353,000. The convertible notes payable, including accrued interest are convertible into approximately two shares of the Company’s common stock.

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

On January 19, 2023, February 6, 2023, and March 4, 2023, the Company issued additional convertible notes payable to Diagonal Lending in the aggregate of $154,000 on comparable terms.

In June 2023, the Company converted a note payable of $60,000 by issuing  31,637,000 shares of common stock with a fair value of $94,000, leaving the outstanding balance of the unsecured convertible notes payable of $194,000 . The Company followed the general extinguishment model to record the conversion and settlement of the debt. Note payable converted totaled $60,000, the related unamortized debt discount amounted to $32,000, and the derivative liability related to the conversion option of these notes, after final valuation, amounted to $47,000. The fair value of the common shares issued and the difference between the total debt settled and fair value of the common shares issued amounted to $19,000 and was recorded as loss on extinguishment of debt in the consolidated statements operations.

At June 30, 2023, the convertible notes payable, including accrued interest, are convertible to approximately 145,428,671 shares of the Company’s common stock.

As the ultimate determination of shares of common stock to be issued upon conversion of these debentures may exceed the current number of available authorized shares, the Company determined that the conversion features of these debentures are not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as a derivative liability (see Note 8). In December 2022, as a result of the issuance of a convertible note payable, the Company recognized derivative liability of $164,000 related to the conversion feature of the debentures, of which, $100,000 was accounted as debt discount, and the remaining $64,000 as interest expense. The debt discount is being amortized to interest expense over the term of the corresponding debentures. As of December 31, 2022, the unamortized debt discount was $96,000.

During the six months ended June 30, 2023, the Company recognized similar derivative liability in the aggregate of $176,000 related to the conversion feature of the debentures issued, of which, $154,000 was accounted as debt discount, and the remaining $21,000 as interest expense. The debt discount is being amortized to interest expense over the term of the corresponding debentures. As of June 30, 2023, the unamortized debt discount was $114,000.

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

At June 30, 2023 and December 31, 2022, the outstanding balance of unsecured convertible notes payable amounted to $895,000 and $895,000, respectively, and are deemed in default. The convertible notes payable, including accrued interest are convertible to approximately thirteen shares of the Company’s common stock.

Note 3 – Convertible Notes Payable – Related Parties

In prior years, the Company issued unsecured convertible notes to its Chief Executive Officer (CEO) in exchange for cash and/or services rendered. The notes have a compounded interest rate of 8% per annum and will mature on December 31, 2023, as amended. The aggregate notes are convertible by the note holder into less than one share of the Company’s common stock at fixed conversion prices adjusted for applicable reverse stock splits. As of June 30, 2023 and December 31, 2022, the outstanding balance of the notes payable amounted to $268,000.

Note 4 – Notes Payable

Notes payable consisted of the following:

	June 30, 2023	December 31, 2022
Unsecured
(a) Notes payable - in default	$1,639,000	$1,639,000
(b) Notes payable issued by BlockSafe - in default	286,000	286,000
(c) Note payable - SBA EID	146,000	149,000

Secured
(d) Note payable – October 2022 in default	1,000,000	1,000,000
(e) Notes payable - in default	6,000	6,000
(f) Notes payable – July 2022	118,000	211,000
(g) Advances on future receipts	142,000
Total notes payable principal outstanding	3,337,000	3,291,000
Less debt discount	(38,000)	(323,000)
Total notes payable	3,299,000	2,968,000
Less current portion of notes payable, net of discount	(3,157,000)	(2,826,000)
Long term notes payable	$142,000	$142,000

(a) In previous years, the Company issued notes payable in exchange for cash. The notes are unsecured, bear interest at a rate of 8% through 14% per annum and matured starting in fiscal 2011 up to November 2021. At June 30, 2023 and December 31, 2022, the outstanding balance of the notes payable was $1,639,000, respectively, and are in default.

(b) In 2018, the Company’s consolidated subsidiary BlockSafe, issued promissory notes in exchange for cash. The notes are unsecured, bearing interest at a rate of 8% per annum, and matured in September 2019. At December 31, 2022 and June 30, 2023 the outstanding balance of the BlockSafe notes payable amounted to $286,000, and are in default.

(c.) On May 15, 2020, the Company received a $150,000 loan (the “EID Loan”) from the Small Business Administration (SBA) under the SBA’s Economic Injury Disaster Loan program. The EID Loan has a thirty-year term and bears interest at a rate of 3.75% per annum. Monthly principal and interest payments of $250 per month were deferred for twenty-four months and commenced in June 2022. The EID Loan may be prepaid at any time prior to maturity with no prepayment penalties. The proceeds from the EID Loan must be used for working capital. The EID Loan contains customary events of default and other provisions customary for a loan of this type. As of December 31, 2022, the outstanding balance of the EID loan amounted to $149,000.

During the six months ended June 30, 2023, the Company made principal payments of $3,000.

At June 30, 2023, the outstanding balance of the EID loan amounted to $146,000. The Company was in compliance with the terms of the EID loan as of June 30, 2023.

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

The Company received $800,000 in cash, which represented the principal of $1,000,000 less an original issue discount in the amount of $200,000 paid to Walleye. Walleye received a seven (7) month note, with no interest and, only in the event of a default (after the Maturity Date) of twelve percent (12%) per annum. The Company shall have the right, exercisable on seven (7) Trading Days prior written notice to Walleye, to prepay the outstanding Principal Amount then due under this Note prior to any default. Walleye may demand immediate repayment in the event of certain events, including a financing event. In the event of default, Walleye shall have, as of and after any event of default, the option to cover the outstanding obligation of the Note at 90% of the lowest VWAP of the Common Stock on the date of the applicable conversion (the “Conversion Date”) or at any point during the four (4) Trading Day period immediately prior to the date of the applicable conversion.

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

   As of December 31, 2022, outstanding balance of the note payable amounted to $1,000,000 and the unamortized debt discount was $323,000.

On May 26, 2023, the Walleye note payable matured and became past due.  Pursuant to the note agreement, the Company recorded penalty interest of $200,000 and started accruing interest at a rate of 12% per annum.  In addition, the Walleye note payable also became convertible to common stock at the option of the noteholder based upon a discounted conversion price equal to 90% of the lowest 4 day VWAP of the Company’s stock price. As the ultimate determination of shares of common stock to be issued upon conversion of this debenture may exceed the current number of available authorized shares, the Company determined that the conversion features of this debenture is not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as a derivative liability (see Note 8).  As such, the Company recorded interest expense of $852,000 to account the derivative liability recognized upon default of this note payable.

As a result of the default of the Walleye note payable in May 2023, the Company recognized penalty interest expense totaling $1,052,000. In addition, the Company expensed the entire unamortized debt discount of $323,000 during period ended June 30, 2023.

As June 30, 2023, outstanding balance of the note payable amounted to $1,000,000

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

At June 30, 2023 and December 31, 2022, the outstanding balance of the secured notes payable was $6,000 and $6,000, respectively, and is in default.

(f) In July 2022, the Company issued notes payable aggregating $275,000. The notes bear an average interest rate of 51% per annum, each agreement secured by substantially all of the assets of the Company and maturing in January 2024. At December 31, 2022, the outstanding balance of the secured notes payable was $211,000.

During the six months ended June 30, 2023, the Company made principal payments of $93,000.

At June 30, 2023, the outstanding balance of the secured notes payable was $118,000.

(g) During the period ended June 30, 2023, the Company executed agreements with financing companies and   sold future receipts totaling $275,000 in exchange for cash $185,000.  Under the terms of the agreements, the Company is obligated to pay these financing companies approximately$8,000 on a daily basis until the advances has been paid in full. The term future receipts mean cash, check, ACH, credit card, debit card, bank card, charged card or other form of monetary payment. These agreements matures in various dates starting in June 2023 up to October 2023 and are personally guaranteed by the Company’s CEO.

The Company accounted these advances on future receipts as a “liability” pursuant to ASC 470-10-25-2.  As a result, the Company recorded a liability of $275,000 which is equal to the future receipts sold.  In addition, the Company also recorded a debt discount of $90,000 to account for the difference between the future receipts sold and cash received. The debt discount is being amortized to interest expense over the term of the agreement.

During the period ended June 30, 2023, the Company paid the financing companies a total of $133,000 and amortized debt discount of $52,000.

As of June 30, 2023, outstanding balance of the advances amounted to $142,000 and unamortized debt discount of $38,000, or a net balance of $104,000.

Note 5 – Notes Payable – Related Party

Notes payable-related party notes represent unsecured notes payable to the Company’s Chief Executive Officer (CEO) ranging in interest rates of 0% per annum to 10% per annum and will mature on December 31, 2023, as amended. The outstanding balance of these notes payable at June 30, 2023 and December 31, 2022 amounted to $693,000, respectively

Note 6 – VIE Financing Obligation

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

At June 30, 2023 and December 31, 2022, the outstanding balance of financing obligations amounted to $1,263,000, respectively, to be paid in tokens. At June 30, 2023 and through the date of filing, BlockSafe has not developed or issued any tokens and there is no assurance as to whether, or at what amount, or on what terms, tokens will be available to be issued, if ever.

At June 30, 2023 and the date of this report, as the tokens do not exist, and any amounts received for tokens are not considered equity or revenue, management determined that 100% of the obligation of $1,263,000 is a liability to be settled by BlockSafe, through the issuance of tokens, or through other means if tokens are never issued.

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

At June 30, 2023 and December 31, 2022, the Company has reflected the $1,500,000 received from the Funders as a contingent payment obligation to be paid only if patent enforced claim proceeds are recovered.

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

The derivative liabilities were valued using the Binomial pricing model and/or Black Scholes pricing model with the following assumptions:

	At June 30, 2023	Issued 2023	At December 31, 2022

Stock Price	$0.0020	$0.0054	$0.0055
Exercise Price	$0.0014	$0.0034	$0.0034
Expected Life (Years)	0.79	1.00	0.80
Volatility	163%	162%	165%
Dividend Yield	0%	0%	0%
Risk-Free Interest Rate	5.40%	4.84%	4.73%

Fair value:
Conversion feature	$1,023,000	$1,028,000	$112,000

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

During the six months ended June 30, 2023, the Company recognized derivative liabilities of $1,023,000 upon issuance of additional secured convertible debentures (see Note 4).  In addition, the Company also extinguished derivative liability of $47,000 (see Note 2 and 4) pursuant to conversion of a note payable.

At June 30, 2023, the Company determined the fair value of the derivative liability to be $1,028,000, and as a result, recorded a change in fair value of $70,000 as a component of other income and expenses in the consolidated statements of operations.

Note 9 - Stockholders’ Deficit

Common Stock

During the six months ended June 30, 2023, pursuant to the Company’s Qualified Regulation A Offering, the Company issued 306,599,998 shares of common stock in exchange for cash of $1,272,000, net of direct fees and commissions. As part of the offering, the Company also issued warrants to certain investors and placement agent to purchase 61,319,999 shares of common stock. The warrants are fully vested, exercisable at an average exercise price of $0.0145 per share and will expire in five years.

Warrants

The table below summarizes the Company’s warrant activities for the six months ended June 30, 2023:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, January 1, 2023	362,729,077	$0.0018-0.75	$0.006
Granted	243,319,999	0.02	0.02
Canceled/Expired	-	-	-
Exercised	-	-	-
Balance outstanding and exercisable, June 30, 2023	606,049,076	$0.00018 – 0.75	$0.009

At June 30, 2023, the warrants had no intrinsic value.

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2023:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.0045	346,666,653	4.47	$0.0045
0.02	254,339,999	4.90	0.02
0.05	5,000,000	3.48	0.50
0.75	42,424	1.68	0.75

$0.0045 - $0.75	606,049,076	4.43	$0.009

During the six months ended June 30, 2023, the Company sold 182,000,000 warrants to purchase shares of common stock in exchange for cash of $37,000, net of direct fees and commissions. The warrants are fully vested, exercisable at $0.02 per share, and expire in five years.

At the date of sale of these warrants, the estimated fair value of these warrants sold for cash was $839,000 using a Black Scholes Option Pricing Model. The difference between the fair value of the warrants sold and cash received of $802,000 was recorded as a deemed dividend because the issuance of the warrants was only made available to certain shareholders, and not all the common shareholders.

Note 10 – Stock Options

The table below summarizes the Company’s stock option activities for the six months ended June 30, 2023:

	Number of Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Balance, January 1, 2023	150,633,001	$0.0045- 1,121,250,000	$0.0307
Granted	-	-	-
Expired	(1)	-	-
Balance outstanding, June 30, 2023	150,633,000	$0.0045-3.00	$0.0306
Balance exercisable, June 30, 2023	120,591,791	$0.0045-3.00	$0.0371

The following table summarizes information concerning the Company’s stock options as of June 30, 2023:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$3.0000	518,000	3.80	$3.0000	518,000	3.80	$3.000
2.0000	115,000	6.72	2.0000	115,000	6.72	2.0000
0.0375	65,000,000	8.73	0.0375	65,000,000	8.73	0.0375
0.005	17,500,000	7.84	0.0050	17,500,000	7.84	0.0050
0.0045	67,500,000	9.72	0.0045	37,458,791	9.97	0.0045
$0.0045 – 3.000	150,633,000	6.18	$0.0307	120,591,791	6.18	$0.0371

At June 30, 2023 and December 31, 2022, the intrinsic value of outstanding options was $0 and $76,000, respectively.

Note 11 – Commitment and Contingencies

Constantino Zanfardino, Derivatively on Behalf of Nominal Defendant Zerify, Inc., formerly known as Strikeforce Technologies, Inc. v. Mark L. Kay, Ramarao Pemmaraju and George Waller, Defendants, and Zerify, Inc. formerly known as Strikeforce Technologies, Inc., Nominal Defendant (U.S. District Court, District of New Jersey, Civil Action No. 2:22-cv-07258-MCA-AME)

On December 13, 2022, a claimed stockholder, Constantino Zanfardino (“Plaintiff”), filed a stockholder derivative Complaint against our directors, Mark L. Kay, Ramarao Pemmaraju and George Waller (collectively, “Defendants”). Plaintiff asserts claims against each of the Defendants for breach of fiduciary duty, waste of corporate assets and unjust enrichment resulting from Defendants’ alleged wrongdoing in their management of the Company. Through the litigation, Plaintiff seeks judgment against each of the Defendants in favor of the Company. On March 3, 2023, the Defendants’ filed a Memorandum of Law in Support of their Motion to Dismiss Plaintiff’s Complaint. On March 10, 2023, the Defendants served a motion to dismiss the complaint upon the Plaintiff. On June 8, 2023, the Defendants filed a Reply Memorandum in further support of their motion to dismiss Plaintiff’s Complaint.  Defendants are vigorously defending this litigation. At this time, it is not possible to estimate the ultimate outcome of this litigation.

Onstream Media Corporation

We were engaged in several patent litigations brought by Onstream Media Corporation (“Onstream”) in the United States District Court, District of Wyoming.

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

The above Onstream litigation has been resolved subject to a Confidential License and Settlement Agreement.

Note 12 – Subsequent Events

In July and August 2023, the Company entered into a Securities Purchase Agreements in connection with the issuance of convertible notes of the Company issued to an arm’s length lender. The notes have an aggregate principal amount of $132,000 and matures starting in July 5, 2024 through August 11, 2024, and has an annual rate of interest of 12%. These convertible notes are convertible into shares of the Company’s common stock at a conversion price of 65% of the two lowest daily volume weighted average price (“VWAP”) of the Company’s common stock during the 15 trading days immediately preceding the conversion date.

Subsequent to June 30, 2023, the Company issued 411 million shares of common stock pursuant to an S1 offering  which resulted in net cash proceeds of $289,000.

 Subsequent to June 30, 2023, the Company issued 149 million shares of common stock pursuant to conversion of notes payable amounting to $140,000.

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

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2023 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2022

Revenues for the three months ended June 30, 2023 were $19,000 compared to $24,000 for the three months ended June 30, 2022, a decrease of $5,000 or 21%. The decrease in revenues was primarily due to revenues relating to our ProtectID®, GuardedID® and MobileTrust® and Zerify™ Meet products as several of our clients changed their strategy. Revenues are derived from software and services.

Cost of revenues for the three months ended June 30, 2023 was $20,000 compared to $12,000 for the three months ended June 30, 2022, an increase of $8,000 or 67%. The increase in cost of revenues was primarily due to an increase in the software fees related to our product offerings. Cost of revenues are fees and key fobs related to our revenues, and as a percentage of total revenues for the three months ended June 30, 2023 was (105)% compared to 50% for the three months ended June 30, 2022.

Compensation, professional fees, and selling, general and administrative (collectively, “SGA”) expenses for the three months ended June 30, 2023 were $533,000 compared to $2,451,000 for the three months ended June 30, 2022, a decrease of $1,918,000. The decrease was due primarily to stock compensation, offset by an increase in compensation/benefits expenses and professional fees. SG&A expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock options to employees and other general corporate expenses.

Research and development expenses for the three months ended June 30, 2023 were $133,000 compared to $158,000 for the three months ended June 30, 2022, an decrease of $25,000 or 15%. The decrease was primarily due to decrease in salaries and benefit expenses as compared to the prior year period. The salaries, benefits and overhead costs of personnel conducting research and development of our software products primarily comprise our research and development expenses.

For the three months ended June 30, 2023, other expense was $1,454,000 as compared to other expense of $266,000 for the three months ended June 30, 2022. The increase was primarily due to debt discount amortization of $268,000 which did not occur in the prior period. Interest expenses increased to $1,215,000, a difference of $1,115,000 due to our increased debt levels and penalty interest.

Our net loss for the three months ended June 30, 2023 was $2,121,000 compared to $2,862,000 for three months ended June 30, 2022, a decrease of $741,000. The decrease was primarily due to decreased revenue and increased other expenses, offset by decreased operating expense discussed above.

FOR THE SIX MONTHS ENDED JUNE 30, 2023 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2022

Revenues for the six months ended June 30, 2023 were $41,000 compared to $56,000 for the six months ended June 30, 2022, a decrease of $15,000 or 27%. The decrease in revenues was primarily due to revenues relating to our ProtectID®, GuardedID® and MobileTrust® and Zerify™ Meet products as several of our clients changed their strategy. Revenues are derived from software and services.

Cost of revenues for the six months ended June 30, 2023 was $37,000 compared to $22,000 for the six months ended June 30, 2022, an increase of $15,000 or 67%. The increase in cost of revenues was primarily due to an increase in the software fees related to our product offerings. Cost of revenues are fees and key fobs related to our revenues, and as a percentage of total revenues for the six months ended June 30, 2023 was 90% compared to 39% for the six months ended June 30, 2022.

Compensation, professional fees, and selling, general and administrative (collectively, “SGA”) expenses for the six months ended June 30, 2023 were $1,699,000 compared to $5,087,000 for the six months ended June 30, 2022. The decrease was due primarily to stock compensation, offset by an increase in compensation/benefits expenses and professional fees. SG&A expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock options to employees and other general corporate expenses.

Research and development expenses for the six months ended June 30, 2023 were $290,000 compared to $312,000 for the six months ended June 30, 2022, an increase of $22,000 or 7%. The decrease was primarily due to a slight decrease in salaries and benefit expenses as compared to the prior year period. The salaries, benefits and overhead costs of personnel conducting research and development of our software products primarily comprise our research and development expenses.

For the six months ended June 30, 2023, other expense was $1,805,000 as compared to other income of $365,000 for the six months ended June 30, 2022. The increase was primarily due to debt discount amortization of $501,000 which did not occur in the prior period. Interest expenses increased $1,156,000, due to our increased debt levels and penalty interest.

Our net loss for the six months ended June 30, 2023 was $3,790,000, compared to $5,730,000 for six months ended June 30, 2022. The decrease was primarily due to decreased revenue and increased other expenses, offset by decreased operating expense discussed above.

Liquidity and Capital Resources

Our total current assets at June 30, 2023 were $49,000, as compared with $212,000 in total current assets at December 31, 2022. Additionally, we had a stockholders’ deficit in the amount of $16,924,000 at June 30, 2023 compared to a stockholders’ deficit of $14,855,000 at December 31, 2022. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. We financed our operations during the six months ended June 30, 2023 primarily from the cash balance from the year ended December 31, 2022 and from proceeds of equity instruments and notes payable issued during the six months ended June 30, 2023.

During the six months ended June 30, 2023, pursuant to our Qualified Regulation A Offering, we issued 306,599,998shares of common stock in exchange for cash of $1,272,000, net of direct fees and commissions. As part of the offering, we also issued warrants to certain investors and placement agent to purchase 61,319,999 shares of common stock. The warrants are fully vested, exercisable at $0.02 per share and will expire in five years.

During the six months ended June 30, 2023, pursuant to our private placement under Rule 506(b) of Regulation D, we sold 182,000,000 warrants to purchase shares of common stock in exchange for cash of $37,000, net of direct fees and commissions. The warrants are fully vested, exercisable at $0.02 per share and will expire in five years.

Going Concern

We have yet to establish any history of profitable operations. During the six months ended June 30, 2023, the Company incurred a net loss of $3,790,000 and used cash in operating activities of $1,538,000 and at June 30, 2023, the Company had a stockholders’ deficit of $16,924,000. In addition, we are in default on notes payable and convertible notes payable in the aggregate amount of $3,825,000. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report published on our December 31, 2022 year-end financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (CFO) of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2023. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the following material weaknesses:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the interim period ended June 30, 2023. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Constantino Zanfardino, Derivatively on Behalf of Nominal Defendant Zerify, Inc., formerly known as Strikeforce Technologies, Inc. v. Mark L. Kay, Ramarao Pemmaraju and George Waller, Defendants, and Zerify, Inc. formerly known as Strikeforce Technologies, Inc., Nominal Defendant (U.S. District Court, District of New Jersey, Civil Action No. 2:22-cv-07258-MCA-AME)

On December 13, 2022, a claimed stockholder, Constantino Zanfardino (“Plaintiff”), filed a stockholder derivative Complaint against our directors, Mark L. Kay, Ramarao Pemmaraju and George Waller (collectively, “Defendants”). Plaintiff asserts claims against each of the Defendants for breach of fiduciary duty, waste of corporate assets and unjust enrichment resulting from Defendants’ alleged wrongdoing in their management of the Company. Through the litigation, Plaintiff seeks judgment against each of the Defendants in favor of the Company. On March 3, 2023, the Defendants’ filed a Memorandum of Law in Support of their Motion to Dismiss Plaintiff’s Complaint. On March 10, 2023, the Defendants served a motion to dismiss the complaint upon the Plaintiff. On June 8, 2023, the Defendants filed a Reply Memorandum in further support of their motion to dismiss Plaintiff’s Complaint.  Defendants are vigorously defending this litigation. At this time, it is not possible to estimate the ultimate outcome of this litigation.

Onstream Media Corporation

We are engaged in several patent litigations brought by Onstream Media Corporation (“Onstream”) in the United States District Court, District of Wyoming.

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

The above  Onstream litigation has been resolved subject to a Confidential License and Settlement Agreement.

ITEM 1A. RISK FACTORS

The risk factors required pursuant to Regulation S-K, Item 503(c) are not required for smaller reporting companies.

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

During the six months ended June 30, 2023, pursuant to the Company’s Qualified Regulation A Offering, the Company issued 306,599,998 shares of common stock in exchange for cash of $1,272,000, net of direct fees and commissions. As part of the offering, the Company also issued warrants to certain investors and placement agent to purchase 61,319,999 shares of common stock. The warrants are fully vested, exercisable at $0.02 per share and will expire in five years.

During the six months ended June 30, 2023, pursuant to our private placement under Rule 506(b) of Regulation D, the Company sold 182,000,000 warrants to purchase shares of common stock in exchange for cash of $37,000, net of direct fees and commissions. The warrants are fully vested, exercisable at $0.02 per share, and expire in five years.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

At June 30, 2023, the Company is in default on notes payable and convertible notes payable in the aggregate amount of $2,825,000. We have not made various principal and interest payments on many of our debt obligations. We continue to seek work-out arrangements and applicable refinancing with new or revised debt or equity instruments. See Notes 2 and 4 to the condensed consolidated financial statements.

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

ZERIFY, INC.

Dated: October 3, 2023	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: October 3, 2023	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer

