Form 10-Q
period 2023-09-30
Zerify, Inc.
filed 2023-12-22
CIK 1285543

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2023

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

(732) 661-9641

(Issuer’s telephone number)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	ZRFY	OTCPink

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 15, 2023
Common stock, $0.0001 par value	2,736,452,523

Indicate the number of shares outstanding of each of the issuer’s classes of preferred stock, as of the latest practicable date.

Class	Outstanding at December 15, 2023
Preferred stock, Series A, no par value	3

Class	Outstanding at December 15, 2023
Preferred stock, Series B, $0.10 par value	36,667

Transitional Small Business Disclosure Format Yes ☐     No ☒

Documents Incorporated By Reference

None

ZERIFY, INC.

INDEX TO FORM 10-Q FILING

SEPTEMBER 30, 2023

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ZERIFY, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets:
Cash (includes VIE balances of $300 and $1,000, respectively)	$34,000	$192,000
Accounts receivable, net	3,000	20,000

Total current assets	37,000	212,000

Property and equipment, net	31,000	36,000
Operating lease right-of-use asset	13,000	54,000
Other assets	10,000	11,000

Total Assets	$91,000	$313,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses (includes VIE balances of $4,000 and $4,000, respectively)	$1,202,000	$1,160,000
Convertible notes payable, net of discount of $161,000 and $96,000 respectively (including $895,000 in default)	1,309,000	1,282,000
Convertible notes payable - related parties	268,000	268,000
Notes payable (including $2,930,000 and $1,930,000 in default, respectively) (includes VIE balances of $286,000 and $286,000, respectively)	3,235,000	2,826,000
Notes payable - related parties	708,000	693,000
Accrued interest (including $1,679,000 and $1,557,000 due to related parties, respectively)(includes VIE balances of $198,000 and $134,000, respectively)	6,550,000	5,865,000
Contingent payment obligation	1,500,000	1,500,000
VIE Financing obligation	1,263,000	1,263,000
Operating lease liability, current portion	14,000	56,000
Derivative liability	1,439,000	112,000

Total current liabilities	17,488,000	15,025,000

Notes payable, long-term portion	142,000	142,000
Operating lease liability, long-term portion	1,000	1,000

Total Liabilities	17,631,000	15,168,000

Commitments and Contingencies

Stockholders' Deficit
Series A Preferred stock, no par value: 100 shares authorized; 3 shares issued and outstanding	987,000	987,000
Series B Preferred stock par value $0.10: 100,000,000 shares authorized; 36,667 shares issued and outstanding	4,000	4,000
Preferred stock series not designated par value $0.10: 10,000,000 shares authorized; none issued or outstanding	-	-

Common stock par value $0.0001: 10,000,000,000 shares authorized; 2,112,230,283 and 1,452,654,997 shares issued and outstanding, respectively	204,000	110,000

Additional paid-in capital	86,101,000	67,124,000
Accumulated deficit	(103,912,000)	(82,190,000)
Total Zerify, Inc. stockholders' deficit	(16,616,000)	(13,965,000)
Noncontrolling interest in consolidated subsidiary	(924,000)	(890,000)

Total Stockholders' Deficit	(17,540,000)	(14,855,000)

Total Liabilities and Stockholders' Deficit	$91,000	$313,000

See accompanying notes to the condensed consolidated financial statements

ZERIFY, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$25,000	$22,000	$66,000	$78,000

Operating expenses:
Cost of revenue	10,000	11,000	47,000	33,000
Selling, general and administrative expenses	425,000	1,137,000	2,124,000	6,224,000
Research and development	94,000	135,000	384,000	447,000

Total operating expenses	529,000	1,283,000	2,555,000	6,704,000

Loss from operations	(504,000)	(1,261,000)	(2,489,000)	(6,626,000)

Other expense:
Interest and financing expenses (including $30,000 and $60,000 to related parties, respectively)	(150,000)	12,000	(1,505,000)	(352,000)
Debt discount amortization	(100,000)	-	(601,000)	-
Change in fair value of derivative liabilities	(419,000)	-	(349,000)	-
Loss on extinguishment of debt, net	(73,000)	-	(92,000)	-
Other expense	(2,000)	(1,000)	(2,000)	(2,000)

Total other expense, net	(744,000)	11,000	(2,549,000)	(354,000)

Net loss	(1,248,000)	(1,250,000)	(5,038,000)	(6,980,000)

Net loss attributable to noncontrolling interest	11,000	3,000	34,000	16,000

Net loss attributable to Zerify, Inc.	$(1,237,000)	(1,247,000)	$(5,004,000)	$(6,964,000)

Deemed dividend to warrant holders	(15,916,000)	-	(16,718,000)	-

Net loss to common shareholders	$(17,153,000)	(1,247,000)	$(21,722,000)	$(6,964,000)

Net loss per common share
-Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding
-Basic and diluted	1,839,431,227	1,039,538,614	1,463,429,333	993,424,764

See accompanying notes to the condensed consolidated financial statements

ZERIFY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD ENDED SEPTEMBER 30, 2023
(UNAUDITED)

	Series A Preferred stock,		Series B Preferred stock,		Common stock,		Additional		Non	Total
	no par value		par value $0.10		par value $0.0001		Paid-in	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at December 31, 2022	3	$987,000	36,667	$4,000	1,109,417,572	$110,000	$67,124,000	$(82,190,000)	$(890,000)	$(14,855,000)

Vested stock options	-	-	-	-	-	-	292,000	-	-	292,000

Sale of common stock and warrants	-	-	-	-	176,599,998	18,000	777,000	-	-	795,000

Proceeds on the sale of warrants	-	-	-	-	-	-	18,000	-	-	18,000

Net loss	-	-	-	-	-	-	-	(1,647,000)	(22,000)	(1,669,000)

Balance at March 31, 2023	3	$987,000	36,667	$4,000	1,286,017,570	$128,000	$68,211,000	$(83,837,000)	(912,000)	$(15,419,000)

Sale of common stock and warrants	-				130,000,000	13,000	483,000			496,000

Fair value of common stock issued for services	-	-	-	-	5,000,000	5,000	21,000	-	-	26,000

Common stock issued upon conversion of notes payable and accrued interest	-	-	-	-	31,637,427	3,000	91,000	-	-	94,000

Deemed dividend on sale of warrant for cash							802,000	(802,000)		-

Net loss	-	-	-	-	-	-	-	(2,120,000)	(1,000)	(2,121,000)

Balance at June 30, 2023	3	$987,000	36,667	$4,000	1,452,654,997	$149,000	$69,608,000	$(86,759,000)	$(913,000)	$(16,924,000)

Common stock issued upon conversion of notes payable and accrued interest	-				148,686,397	15,000	301,000			316,000

Common stock issued upon cash and cashless exercise of warrants	-	-	-	-	510,888,889	40,000	276,000	-	-	316,000

Deemed dividends from warrant reset							15,916,000	(15,916,000)		-
										-
Net loss	-	-	-	-	-	-	-	(1,237,000)	(11,000)	(1,248,000)

Balance at September 30, 2023	3	$987,000	36,667	$4,000	2,112,230,283	$204,000	$86,101,000	$(103,912,000)	$(924,000)	$(17,540,000)

	Series A Preferred stock,		Series B Preferred stock,		Common stock,		Additional		Non	Total
	no par value		par value $0.10		par value $0.0001		Paid-in	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at December 31, 2021	3	$987,000	36,667	$4,000	955,380,255	$96,000	$59,788,000	$(71,595,000)	$(869,000)	$(11,589,000)

Fair value of common stock issued for services	-	-	-	-	134,853	-	6,000	-	-	6,000

Fair value of vested options	-	-	-	-	-	-	1,636,000	-	-	1,636,000

Net loss	-	-	-	-	-	-	-	(2,860,000)	(7,000)	(2,867,000)

Balance at March 31, 2022	3	$987,000	36,667	$4,000	955,515,108	$96,000	$61,430,000	$(74,455,000)	$(876,000)	$(12,814,000)

Common stock issued for cash	-	-	-	-	50,000,000	5,000	935,000	-	-	940,000

Fair value of common stock issued for services	-	-	-	-	7,596,083	-	163,000	-	-	163,000

Fair value of vested options	-	-	-	-	-	-	1,322,000	-	-	1,322,000

Net loss	-	-	-	-	-	-	-	(2,857,000)	(6,000)	(2,863,000)

Balance at June 30, 2022	3	$987,000	36,667	$4,000	1,013,111,191	$101,000	$63,850,000	$(77,312,000)	$(882,000)	$(13,252,000)

Common stock issued upon exercise of warrants for cash	-	-	-	-	50,000,000	5,000	495,000	-	-	500,000

Fair value of warrants granted for services	-	-	-	-	-	-	63,000	-	-	63,000

Fair value of common stock issued for services	-	-	-	-	13,000,000	2,000	190,000	-	-	192,000

Exercise of warrants- cash and cashless	-	-	-	-	452,888,889	(2,000)	(163,000)	-	-	(165,000)

Net loss	-	-	-	-	-	-	-	(1,247,000)	(3,000)	(1,250,000)

Balance at September 30, 2022	3	$987,000	36,667	$4,000	1,529,000,080	$106,000	$64,435,000	$(78,559,000)	$(885,000)	$(13,912,000)

See accompanying notes to the condensed consolidated financial statements

ZERIFY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2023	2022
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(5,038,000)	$(6,980,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,000	2,000
Amortization of discount	601,000	-
Amortization of right-of-use asset	41,000	40,000
Fair value of common stock issued for services	26,000	360,000
Fair value of vested options and warrants	292,000	3,022,000
Fair value of derivative liability upon default of note payable	852,000	-
Loss on extinguishment of debt	92,000	-
Allowance for bad debt	10,000	-
Change in fair value of derivative liabilities	349,000	-
Changes in operating assets and liabilities:
Accounts receivable	7,000	10,000
Prepaid expenses and other assets	-	10,000
Accounts payable and accrued expenses	42,000	92,000
Accrued interest	720,000	310,000
Operating lease liability	(42,000)	(41,000)
Net cash used in operating activities	(2,042,000)	(3,175,000)

Cash flows from investing activities:
Purchases of property and equipment	-	(39,000)
Net cash used in investing activities	-	(39,000)

Cash flows from financing activities:
Proceeds from common stock and warrants	1,309,000	1,440,000
Proceeds from exercise of warrants	316,000	-
Proceeds from convertible notes	286,000	-
Proceeds from notes payable	324,000	275,000
Repayment of convertible note payable	(30,000)	(90,000)
Repayment of notes payable	(336,000)	(67,000)
Proceeds from notes payable-related party	15,000	-
Repurchase of common stock and warrants	-	(165,000)
Net cash provided by financing activities	1,884,000	1,393,000

Net (decrease) in cash	(158,000)	(1,821,000)

Cash at beginning of the period	192,000	2,084,000

Cash at end of the period	$34,000	$263,000

Supplemental disclosure of cash flow information:
Interest paid	$-	$42,000
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing transactions
Fair value of derivative liability upon the issuance of convertible debt recorded as debt discount	$310,000	$-
Deemed dividends from issuance and reset of warrants	$16,718,000	$-
Fair value of common stock issued upon conversion of convertible notes payable	$410,000	$-

See accompanying notes to the condensed consolidated financial statements

ZERIFY, INC.

NOTES TO THE CONDENSED CONSOLIDATD FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2023. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2022 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the SEC on April 14, 2023.

Since 2018, the condensed consolidated financial statements include the accounts of the Company and its subsidiary, BlockSafe Technologies, Inc. (“BST”). BST is owned 49% by the Company and 31% by three executive officers of the Company. BST meets the definition of a variable interest entity (“VIE”) based on the determination that the Company is the primary beneficiary of BST. BST’s operating results, assets and liabilities are consolidated by the Company. Intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The Company has yet to establish any history of profitable operations. During the nine months ended September 30, 2023, the Company incurred a net loss of $5,038,000 used cash in operating activities of $2,042,000 and at September 30, 2023, the Company had a stockholders’ deficit of $17,540,000. In addition, the Company is in default on notes payable and convertible notes payable in the aggregate amount of $3,825,000. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report published on our December 31, 2022 year-end financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

Cost of revenue includes direct costs and fees related to the sale of the Company’s products.

The following tables present our revenue disaggregated by major product and service lines:

	Three Months Ended September 30,
	2023	2022
Software	$16,000	$22,000
Service	9,000	-
Total revenue	$25,000	$22,000

	Nine Months Ended September 30,
	2023	2022
Software	$54,000	$78,000
Service	12,000	-
Total revenue	$66,000	$78,000

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

As of September 30, 2023, and December 31, 2022, the Company’s balance sheet includes Level 3 liabilities comprised of the fair value of derivative liabilities of $1,439,000 and $112,000, respectively (see Note 8).

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

	Nine Months Ended September 30,
	2023	2022
Options to purchase common stock	150,633,001	83,133,001
Warrants to purchase common stock	5,082,733,261	21,375,757
Convertible notes	1,798,747,503	21
Convertible Series B Preferred stock	7,333,400	5,047,667
Total	7,039,447,165	109,556,446

Concentrations

For the nine months ended September 30, 2023, sales to two customers comprised 38% and 25% of revenues. For the nine months ended September 30, 2022, sales to two customers comprised 37% and 32% of revenues.

For the three months ended September 30, 2023, sales to 4 customers comprised 54% and 31 % of revenues. For the three months ended September 30, 2022, sales to 12 customers comprised 42% and 40% of revenues.

At September 30, 2023, two vendors comprised 12% and 10% of accounts payable and accrued expenses.  As of December 31, 2022, two vendors comprised 12% and 11% of accounts payable and accrued expenses.

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

Note 2 – Convertible Notes Payable

Convertible notes payable consisted of the following:

	September 30, 2023	December 31, 2022
Unsecured
(a) Convertible notes due to AL-Bank	$353,000	$383,000
(b) Convertible note with Diagonal Lending	186,000	100,000

Unsecured
(c) Convertible notes with fixed conversion features, in default	895,000	895,000
	1,434,000	1,378,000
Less debt discount	(125,000)	(96,000)
Total Convertible notes payable	$1,309,000	$1,282,000

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

During the nine months ended September 30, 2023, the Company made principal payments of $30,000.

At September 30, 2023, the outstanding balance of the unsecured convertible notes payable amounted to $353,000. The convertible notes payable, including accrued interest are convertible into approximately 108,489 shares of the Company’s common stock.

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

During the nine months ended September 30, 2023, the Company issued similar convertible notes payable in the aggregate of $287,000 in exchange for cash of $286,000. In addition, the Company also recorded derivative liability of $310,000 to account for the notes' conversion feature (see Note 8).  As a result of these issuances, the Company incurred total costs of $336,000, of which, $287,000  was accounted as a debt discount (limited to the face amount of the note payable) and the remaining $51,000 as interest and financing expense.  The debt discount is being amortized to interest expense over the corresponding term of the note payable.

During the nine months ended September 30, 2023, a total of $201,000 notes payable principal and $11,000 of accrued interest were converted into 180,323,824 shares of the Company’s common stock with a fair value of $410,000. The Company followed the general extinguishment model to record the conversion and settlement of the debt. Note payable and accrued interest converted totaled $212,000, the related unamortized debt discount amounted to $78,000, and the derivative liability related to the conversion option of these notes, after final valuation, amounted to $184,000. The fair value of the common shares issued and the difference between the total debt settled and fair value of the common shares issued amounted to $92,000 and was recorded as loss on extinguishment of debt.

As of September 30, 2023, outstanding balance of the convertible notes payable amounted to $186,000 and the unamortized debt discount amounted to $125,000.

At September 30, 2023, the convertible notes payable, including accrued interest, are convertible to approximately 338,989,891 shares of the Company’s common stock.

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

At September 30, 2023 and December 31, 2022, the outstanding balance of unsecured convertible notes payable amounted to $895,000 and $895,000, respectively, and are past due and deemed in default. The convertible notes payable, including accrued interest are convertible to approximately one share of the Company’s common stock.

Note 3 – Convertible Notes Payable – Related Parties

In prior years, the Company issued unsecured convertible notes to its Chief Executive Officer (CEO) in exchange for cash and/or services rendered. The notes have a compounded interest rate of 8% per annum and will mature on December 31, 2023, as amended. The aggregate notes are convertible by the note holder into less than one share of the Company’s common stock at fixed conversion prices adjusted for applicable reverse stock splits. As of September 30, 2023 and December 31, 2022, the outstanding balance of the notes payable amounted to $268,000.

Note 4 – Notes Payable

Notes payable consisted of the following:

	September 30, 2023	December 31, 2022
Unsecured
(a) Notes payable - in default	$1,639,000	$1,639,000
(b) Notes payable issued by BlockSafe - in default	286,000	286,000
(c) Note payable - SBA EID	143,000	149,000

Secured
(d) Note payable – October 2022 in default	1,000,000	1,000,000
(e) Notes payable - in default	6,000	6,000
(f) Notes payable – July 2022	79,000	211,000
(g) Advances on future receipts	275,000
Total notes payable principal outstanding	3,428,000	3,291,000
Less debt discount	(51,000)	(323,000)
Total notes payable	3,377,000	2,968,000
Less current portion of notes payable, net of discount	(3,235,000)	(2,826,000)
Long term notes payable	$142,000	$142,000

(a)

In previous years, the Company issued notes payable in exchange for cash. The notes are unsecured, bear interest at a rate of 8% through 14% per annum and matured starting in fiscal 2011 up to November 2021. At September 30, 2023 and December 31, 2022, the outstanding balance of the notes payable was $1,639,000, respectively, and are past due and in default.

(b)

In 2018, the Company’s consolidated subsidiary BlockSafe, issued promissory notes in exchange for cash. The notes are unsecured, bearing interest at a rate of 8% per annum, and matured in September 2019. At September 30, 2023 and December 31, 2022 the outstanding balance of the BlockSafe notes payable amounted to $286,000, and are past due and in default.

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

During the nine months ended September 30, 2023, the Company made principal payments of $6,000. At September 30, 2023, the outstanding balance of the EID loan amounted to $143,000. The Company was in compliance with the terms of the EID loan as of September 30, 2023.

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

On May 26, 2023, the Walleye note payable matured and became past due. Pursuant to the note agreement, the Company recorded penalty interest of $200,000 and started accruing interest at a rate of 12% per annum. In addition, the Walleye note payable also became convertible to common stock at the option of the noteholder based upon a discounted conversion price equal to 90% of the lowest 4 day VWAP of the Company’s stock price. As the ultimate determination of shares of common stock to be issued upon conversion of this debenture may exceed the current number of available authorized shares, the Company determined that the conversion features of this debenture is not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as a derivative liability (see Note 8). As such, the Company recorded interest expense of $852,000 to account for the derivative liability recognized upon default of this note payable.

As a result of the default of the Walleye note payable in May 2023, the Company recognized penalty interest expense totaling $1,052,000. In addition, the Company expensed the entire unamortized debt discount of $323,000 during period ended September 30, 2023.

As September 30, 2023, outstanding balance of the note payable amounted to $1,000,000

(e)

In fiscal 2019 and 2020, the Company issued notes payable aggregating $468,000. The notes bear interest at a rate starting from 8% to 37% per annum, each agreement secured by substantially all of the assets of the Company, matured between March 2020 and July 2021.

At September 30, 2023 and December 31, 2022, the outstanding balance of the secured notes payable was $6,000 and $6,000, respectively, and is in default.

(f)

In July 2022, the Company issued notes payable aggregating $275,000. The notes bear an average interest rate of 51% per annum, each agreement secured by substantially all of the assets of the Company and maturing in January 2024. At December 31, 2022, the outstanding balance of the secured notes payable was $211,000.

During the nine months ended September 30, 2023, the Company made principal payments of $132,000. At September 30, 2023, the outstanding balance of the secured notes payable was $79,000.

(g)

During the nine months ended September 30, 2023, the Company executed agreements with financing companies and sold future receipts totaling $473,000 in exchange for cash $324,000. Under the terms of the agreements, the Company is obligated to pay these financing companies approximately $8,000 on a daily basis until the advances have been paid in full. The term future receipts mean cash, check, ACH, credit card, debit card, bank card, charged card or other form of monetary payment. These agreements mature on various dates starting from June 2023 to February 2024 and are personally guaranteed by the Company’s CEO.

The Company accounted for these advances on future receipts as a “liability” pursuant to ASC 470-10-25-2. As a result, the Company recorded a liability of $473,000 which is equal to the future receipts sold. In addition, the Company also recorded a debt discount of $150,000 to account for the difference between the future receipts sold and cash received and other direct fees incurred. The debt discount is being amortized to interest expense over the term of the agreement.

During the nine months ended September 30, 2023, the Company paid the financing companies a total of $198,000 and recorded debt discount amortization of $99,000.

As of September 30, 2023, outstanding balance of the advances amounted to $275,000 with unamortized debt discount of $51,000, or a net balance of $224,000.

Note 5 – Notes Payable – Related Party

Notes payable-related party notes represent unsecured notes payable to the Company’s Chief Executive Officer (CEO) ranging in interest rates of 0% per annum to 10% per annum and will mature on December 31, 2023, as amended. The outstanding balance of these notes payable at September 30, 2023 and December 31, 2022 amounted to $708,000 and $693,000, respectively

Note 6 – VIE Financing Obligation

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

At September 30, 2023 and December 31, 2022, the outstanding balance of financing obligations amounted to $1,263,000, respectively, to be paid in tokens. At September 30, 2023 and through the date of filing, BlockSafe has not developed or issued any tokens and there is no assurance as to whether, or at what amount, or on what terms, tokens will be available to be issued, if ever.

At September 30, 2023 and the date of this report, as the tokens do not exist, and any amounts received for tokens are not considered equity or revenue, management determined that 100% of the obligation of $1,263,000 is a liability to be settled by BlockSafe, through the issuance of tokens, or through other means if tokens are never issued.

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

At September 30, 2023 and December 31, 2022, the Company has reflected the $1,500,000 received from the Funders as a contingent payment obligation to be paid only if patent enforced claim proceeds are recovered.

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

The derivative liabilities were valued using the Binomial pricing model and/or Black Scholes pricing model with the following assumptions:

	At September 30, 2023	Issued 2023	At December 31, 2022

Stock Price	$0.0033	$0.0054	$0.0055
Exercise Price	$0.0009	$0.0034	$0.0034
Expected Life (Years)	1.0	1.00	0.80
Volatility	178%	162%	165%
Dividend Yield	0%	0%	0%
Risk-Free Interest Rate	4.62%	4.84%	4.73%

Fair value:
Conversion feature	$1,439,000	$1,162,000	$112,000

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

During the nine months ended September 30, 2023, the Company recognized derivative liabilities of $310,000 upon issuance of additional secured convertible debentures (see Note 2) and $852,000 upon default of a note payable (see Note 4).  In addition, the Company also extinguished derivative liability of $184,000 (see Note 2) pursuant to conversion of a note payable.

At September 30, 2023, the Company determined the fair value of the derivative liability to be $1,439,000, and as a result, recorded a change in fair value of $349,000 as a component of other income and expenses in the consolidated statements of operations.

Note 9 – Stockholders’ Deficit

Common Stock

During the nine months ended September 30, 2023, pursuant to the Company’s Qualified Regulation A Offering, the Company issued 306,599,998 shares of common stock in exchange for cash of $1,272,000, net of direct fees and commissions. As part of the offering, the Company also issued warrants to certain investors and placement agent to purchase 61,319,999 shares of common stock. The warrants are fully vested, exercisable at an average exercise price of $0.0145 per share and will expire in five years.

During the nine months ended September 30, 2023, the Company issued 5,000,000 shares of common stock with a fair value of $26,000 to a consultant for services rendered.  The common stock was valued at the corresponding date of the agreement.

Warrants

The table below summarizes the Company’s warrant activities for the nine months ended September 30, 2023:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, January 1, 2023	362,729,077	$0.0018-0.75	$0.006
Granted	5,301,868,830	0.02	0.02
Canceled/Expired	(13,375,757)	-	-
Exercised	(568,488,889)	-	-
Balance outstanding and exercisable, September 30, 2023	5,082,733,261	$0.00018-0.75	$0.009

At September 30, 2023, the warrants intrinsic value amounted to $4,000.

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2023:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.0009	5,079,733,261	4.21	$0.0009
0.020	3,000,000	3.72	0.0200
$0.0009 - $0.02	5,082,733,261	4.21	$0.0009

Warrants Issued for Cash

During the nine months ended September 30, 2023, four investors who participated in the Reg A offering (discussed above), offered to purchase additional warrants in exchange for cash. As a result, the Company sold 182,000,000 warrants to purchase shares of common stock in exchange for cash of $37,000. The warrants are fully vested, exercisable at $0.02 per share, and expire in five years.

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

Warrants Exercised  – Cash and Cashless

In July 2023, the Company issued 160,000,000 shares of common stock upon cashless exercise of 217,600,000 warrants.

In August and September 2023, the Company issued 350,888,889 shares of common stock and received cash of $316,000 upon exercise of 350,888,889 warrants. As part of the exercise, the Company also issued 200 million warrants as an inducement to exercise these warrants for cash (inducement warrants). The inducement warrants are exercisable at $0.0009 per share and will expire in 5 years with an estimated fair value of $1.1 million using the Black Scholes Option Pricing Model. Pursuant to current accounting guidelines, the Company accounted the 200 million inducement warrants shares as an equity offering costs.  As the fair value of these inducement warrants will be accounted as an equity offering costs, a reduction to additional paid in capital (APIC), no further accounting is deemed necessary as there is no overall effect to equity (i.e. offset to APIC).

Warrants Reset of Exercise Price

In fiscal 2019 through June 2023, the Company issued warrants to purchase a total of 598,562,208 shares of common stock with an average original exercise price of $0.015 per share that will expire in 5 years from grant date.  These warrants included certain standard anti-dilution provision that will adjust the original exercise price in case the Company will issue similar debt and equity instruments at a price lower than the original exercise price.  In addition, the warrant agreement also stipulates that additional warrants will be granted to the warrant holder upon reset or make whole warrants.

On July 20,2023, the Company issued common stock to a note holder upon conversion of a note payable with a conversion price of $0.0009 per share.  As a result of this conversion, the reset provision of these 598,562,208 warrants was triggered and a price reset to $0.0009 per share occurred.

Pursuant to current accounting guidelines, to account for the change in the exercise price of the 598,562,208 warrants to $0.0009 per share, the Company computed the fair value of these warrants before the reset and after the reset using the Black Scholes Option Pricing Model (BSM).  The incremental change in the fair value amounted to $55,000 and was accounted as a deemed dividend.

Pursuant to the warrant agreement, the Company also granted a total of 4,858,548,831 warrant shares to these warrant holders to account for the dilutive effect of the price reset or make whole provision.  Pursuant to current accounting guidelines, the Company computed the fair value of these warrants using the BSM which amounted to $15,861,000 and was accounted as deemed dividend. As a result, the Company recognized deemed dividends totaling $15,916,000 to account for these transactions.

Note 10 – Stock Options

The table below summarizes the Company’s stock option activities for the nine months ended September 30, 2023:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, January 1, 2023	150,633,001	$0.045-$1,121,250,000	$0.0307
Granted	-	-	-
Expired	-	-	-
Balance outstanding, September 30, 2023	150,633,001	$0.0045-$3.00	$0.0307
Balance exercisable, September 30, 2023	120,591,791	$0.0045-$3.00	$0.0371

Options to purchase fractional shares at an exercise price of $1,121,250,000 aggregating to less than one share expired during the nine month period ended September 30, 2023.

The following table summarizes information concerning the Company’s stock options as of September 30, 2023:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$3.00	518,001	3.30	$3.00	518,001	3.30	$3.00
$2.00	115,000	6.22	$2.00	115,000	6.22	$2.00
$0.0375	65,000,000	8.23	$0.0375	65,000,000	8.23	$0.04
$0.0050	17,500,000	7.33	$0.0050	17,500,000	7.33	$0.01
$0.0045	67,500,000	9.22	$0.0045	67,500,000	9.22	$-
$0.0045	150,633,001	5.78	$0.0306	150,633,001	5.78	$0.0371

At September 30, 2023, the stock options has no intrinsic value.

During the nine months ended September 30, 2023, the Company recognized stock compensation expense of $292,000 to account for the vesting of stock options granted in fiscal year 2022.  As of September 30, 2023, there are no unvested stock options.

Note 11 – Commitment and Contingencies

Derivative Complaint

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

On November 28, 2023, the motions claimed by the stockholder, Constatino Zanfardino (“Plaintiff”) are granted in part and denied in part. The claims for breach of fiduciary duties and unjust enrichment are dismissed as to the allegations concerning the Auctus and Crown Bridge transactions, the issuance of preferred stock, and the approval of reverse splits, but not as to the allegations concerning the BlockSafe transactions and the issuance of common stock, other shares, and warrants. The claim for corporate waste is dismissed as to all the allegations. The dismissals are without prejudice to the filing of an Amended Complaint within thirty days that addresses the deficiencies set forth herein. Defendants are continually defending their litigation. It is still not possible to estimate the ultimate outcome of the remaining litigation. Defendants are vigorously defending this litigation. At this time, it is not possible to estimate the ultimate outcome of this litigation.

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

Note 12 – Subsequent Events

On November 1, 2023, the Company issued 75,000,000 shares of common stock with a fair value of $60,000 pursuant to a consulting agreement for services.

Subsequent to September 30, 2023, the Company issued 607,222,240 shares of common stock pursuant to an S1 and Reg A offering which resulted in net cash proceeds of $291,000.

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

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2022

Revenues for the three months ended September 30, 2023 were $25,000 compared to $22,000 for the three months ended September 30, 2022, an increase of $3,000 or 14%. The increase in revenues was primarily due to revenues relating to our ProtectID®, GuardedID® and MobileTrust® and Zerify™ Meet products as several of our clients changed their strategy. Revenues are derived from software and services.

Cost of revenues for the three months ended September 30, 2023 was $10,000 compared to $11,000 for the three months ended September 30, 2022, an decrease of $1,000 or 9%. The decrease in cost of revenues was primarily due to a decrease in the software fees related to our product offerings. Cost of revenues are fees and key fobs related to our revenues, and as a percentage of total revenues for the three months ended September 30, 2023 was 40% compared to 50% for the three months ended September 30, 2022.

Compensation, professional fees, and selling, general and administrative (collectively, “SGA”) expenses for the three months ended September 30, 2023 were $425,000 compared to $1,137,000 for the three months ended September 30, 2022, a decrease of $712,000. The decrease was due primarily to stock compensation, offset by an increase in compensation/benefits expenses and professional fees. SG&A expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock options to employees and other general corporate expenses.

Research and development expenses for the three months ended September 30, 2023 were $94,000 compared to $135,000 for the three months ended September 30, 2022, an decrease of $25,000 or 15%. The decrease was primarily due to decrease in salaries and benefit expenses as compared to the prior year period. The salaries, benefits and overhead costs of personnel conducting research and development of our software products primarily comprise our research and development expenses.

For the three months ended September 30, 2023, other expense was $744,000 as compared to other income of $11,000 for the three months ended September 30, 2022. The increase was primarily due to debt discount amortization of $100,000, loss of extinguishment of debt of $73,000 and increase in derivative liability of $419,000, which did not occur in the prior period and. Interest expenses increased to $150,000 due to our increased debt levels and penalty interest.

Our net loss for the three months ended September 30, 2023 was $1,248,000 compared to $1,250,000 for three months ended September 30, 2022, a decrease of $2,000. The increase was primarily due to increased revenue and increased other expenses, offset by decreased operating expense discussed above.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2022

Revenues for the nine months ended September 30, 2023 were $66,000 compared to $78,000 for the nine months ended September 30, 2022, a decrease of $12,000 or 15%. The decrease in revenues was primarily due to revenues relating to our ProtectID®, GuardedID® and MobileTrust® and Zerify™ Meet products as several of our clients changed their strategy. Revenues are derived from software and services.

Cost of revenues for the nine months ended September 30, 2023 was $47,000 compared to $33,000 for the nine months ended September 30, 2022, an increase of $14,000 or 42%. The increase in cost of revenues was primarily due to an increase in the software fees related to our product offerings. Cost of revenues are fees and key fobs related to our revenues, and as a percentage of total revenues for the nine months ended September 30, 2023 was 71% compared to 42% for the nine months ended September 30, 2022.

Compensation, professional fees, and selling, general and administrative (collectively, “SGA”) expenses for the nine months ended September 30, 2023 were $2,124,000 compared to $6,224,000 for the nine months ended September 30, 2022. The decrease was due primarily to stock compensation, offset by an increase in compensation/benefits expenses and professional fees. SG&A expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, plus travel costs and non-cash stock compensation expense for the issuance of stock options to employees and other general corporate expenses.

Research and development expenses for the nine months ended September 30, 2023 were $384,000 compared to $447,000 for the nine months ended September 30, 2022, an decrease of $63,000 or 14%. The decrease was primarily due to a slight decrease in salaries and benefit expenses as compared to the prior year period. The salaries, benefits and overhead costs of personnel conducting research and development of our software products primarily comprise our research and development expenses.

For the nine months ended September 30, 2023, other expense was $2,549,000 as compared to other expense of $354,000 for the nine months ended September 30, 2022. The increase was primarily due to debt discount amortization of $601,000, loss of extinguishment of debt of $92,000 and increase in derivative liability of $349,000, which did not occur in the prior period. Interest expenses increased $1,505,000, due to our increased debt levels and penalty interest.

Our net loss for the nine months ended September 30, 2023 was $5,038,000, compared to $6,980,000 for nine months ended September 30, 2022. The decrease was primarily due to decreased revenue and increased other expenses, offset by decreased operating expense discussed above.

Liquidity and Capital Resources

Our total current assets at September 30, 2023 were $37,000, as compared with $212,000 in total current assets at December 31, 2022. Additionally, we had a stockholders’ deficit in the amount of $17,540,000 at September 30, 2023 compared to a stockholders’ deficit of $14,855,000 at December 31, 2022. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. We financed our operations during the nine months ended September 30, 2023 primarily from the cash balance from the year ended December 31, 2022 and from proceeds of equity instruments and notes payable issued during the nine months ended September 30, 2023.

During the nine months ended September 30, 2023, pursuant to our Qualified Regulation A Offering, we issued 306,599,998 shares of common stock in exchange for cash of $1,272,000, net of direct fees and commissions. As part of the offering, we also issued warrants to certain investors and placement agent to purchase 61,319,999 shares of common stock. The warrants are fully vested, exercisable at $0.02 per share and will expire in five years.

During the nine months ended September 30, 2023, pursuant to our private placement under Rule 506(b) of Regulation D, we sold 182,000,000 warrants to purchase shares of common stock in exchange for cash of $37,000, net of direct fees and commissions. The warrants are fully vested, exercisable at $0.02 per share and will expire in five years.

Going Concern

We have yet to establish any history of profitable operations. During the nine months ended September 30, 2023, the Company incurred a net loss of $5,038,000 and used cash in operating activities of $2,042,000 and at September 30, 2023, the Company had a stockholders’ deficit of $17,540,000. In addition, we are in default on notes payable and convertible notes payable in the aggregate amount of $3,825,000. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report published on our December 31, 2022 year-end financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (CFO) of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2023. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the following material weaknesses:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the interim period ended September  30, 2023. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Derivative Complaint

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

On November 28, 2023, the motions claimed by the stockholder, Constatino Zanfardino (“Plaintiff”) are granted in part and denied in part. The claims for breach of fiduciary duties and unjust enrichment are dismissed as to the allegations concerning the Auctus and Crown Bridge transactions, the issuance of preferred stock, and the approval of reverse splits, but not as to the allegations concerning the BlockSafe transactions and the issuance of common stock, other shares, and warrants. The claim for corporate waste is dismissed as to all the allegations. The dismissals are without prejudice to the filing of an Amended Complaint within thirty days that addresses the deficiencies set forth herein. Defendants are continually defending their litigation. It is still not possible to estimate the ultimate outcome of the remaining litigation. Defendants are vigorously defending this litigation. At this time, it is not possible to estimate the ultimate outcome of this litigation

Onstream Media Corporation

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

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

During the nine months ended September 30, 2023, pursuant to the Company’s Qualified Regulation A Offering, the Company issued 306,599,998 shares of common stock in exchange for cash of $1,272,000, net of direct fees and commissions. As part of the offering, the Company also issued warrants to certain investors and placement agent to purchase 61,319,999 shares of common stock. The warrants are fully vested, exercisable at $0.02 per share and will expire in five years.

During the nine months ended September 30, 2023, pursuant to our private placement under Rule 506(b) of Regulation D, the Company sold 182,000,000 warrants to purchase shares of common stock in exchange for cash of $37,000, net of direct fees and commissions. The warrants are fully vested, exercisable at $0.02 per share, and expire in five years.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

At September 30, 2023, the Company is in default on notes payable and convertible notes payable in the aggregate amount of $3,825,000. We have not made various principal and interest payments on many of our debt obligations. We continue to seek work-out arrangements and applicable refinancing with new or revised debt or equity instruments. See Notes 2 and 4 to the condensed consolidated financial statements.

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

ZERIFY, INC.

Dated: December 22, 2023	By:	/s/ Mark L. Kay
Mark L. Kay
Chief Executive Officer

Dated: December 22, 2023	By:	/s/ Philip E. Blocker
Philip E. Blocker
Chief Financial Officer and Principal Accounting Officer

